Form 10-Q
period 2000-06-30
ARVINMERITOR INC
filed 2000-08-14
CIK 1113256

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended    June 30, 2000
                              ----------------------------


Commission file number            1-15983
                      -------------------------------


           ArvinMeritor, Inc. (successor to Meritor Automotive, Inc.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Indiana                                      38-3354643
--------------------------------------------------------------------------------
     (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                        Identification No.)


2135 West Maple Road, Troy, Michigan                                 48084-7186
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (248) 435-1000
--------------------------------------------------------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes     X       No
                               --------      --------


70,916,247 shares of Common Stock, $1.00 par value of ArvinMeritor, were outstanding on July 31, 2000.

                            MERITOR AUTOMOTIVE, INC.



                                      INDEX



   PART I. FINANCIAL INFORMATION:


                                                                                                       Page
             Item 1.  Financial Statements:                                                             No.

                         Statement of Consolidated Income - - Three Months
                         and Nine Months Ended June 30, 2000 and 1999..............................     2

                         Consolidated Balance Sheet - -
                         June 30, 2000 and September 30, 1999......................................     3

                         Statement of Consolidated Cash Flows - -
                         Nine Months Ended June 30, 2000 and 1999..................................     4

                         Notes to Consolidated Financial Statements................................     5

             Item 2. Management's Discussion and Analysis
                     of Results of Operations and Financial Condition..............................    13

             Item 3. Quantitative and Qualitative Disclosures About
                     Market Risk...................................................................    18


   PART II.  OTHER INFORMATION:

             Item 2. Changes in Securities and Use of Proceeds.....................................    19

             Item 4. Submission of Matters to a Vote of Security Holders...........................    19

             Item 5. Other Information.............................................................    20

             Item 6. Exhibits and Reports on Form 8-K..............................................    20

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                            MERITOR AUTOMOTIVE, INC.

                        STATEMENT OF CONSOLIDATED INCOME
                                   (Unaudited)


                                                          Three Months Ended                  Nine Months Ended
                                                               June 30,                           June 30,
                                                      ---------------------------        --------------------------
                                                         2000             1999              2000            1999
                                                      ----------        ---------        ---------        ---------
                                                                 (In millions, except per share amounts)

Sales..........................................      $  1,141         $    1,217        $   3,473         $   3,324
Cost of sales   ...............................          (956)            (1,033)          (2,922)           (2,836)
                                                     --------         ----------        ---------         ---------

Gross margin...................................           185                184              551               488
Selling, general and administrative............           (75)               (74)            (238)             (204)
Amortization expense...........................            (5)                (3)             (13)               (7)
Restructuring costs............................           (26)               (28)             (26)              (28)
Merger expenses................................            (2)                 -               (2)                -
Gain on sale...................................             6                  -               89                 -
                                                     --------         ----------        ---------         ---------

Operating earnings.............................            83                 79              361               249

Other income, net..............................             -                  -                -                 2
Equity in earnings of affiliates...............             7                  8               24                22
Interest expense, net..........................           (19)               (17)             (54)              (45)
                                                     --------         ----------        ---------         ---------

Income before income taxes.....................            71                 70              331               228
Provision for income taxes.....................           (27)               (28)            (127)              (91)
Minority interests, net of taxes...............            (4)                (3)             (10)               (8)
                                                     --------         ----------        ---------         ---------


Net income ...................................      $      40         $       39        $     194         $     129
                                                    =========         ==========        =========         =========

Basic and diluted earnings per share...........     $    0.64         $     0.56        $    3.04         $    1.86
                                                    =========         ==========        =========         =========

Cash dividends per common share................     $   0.105         $    0.105        $    .315         $    .315
                                                    =========         ==========        =========         =========

Basic and diluted average common
       shares outstanding......................          62.3               69.1             63.8              69.1
                                                   ==========         ==========        =========         =========






See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                            MERITOR AUTOMOTIVE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                  June 30, 2000           September 30,
                                                                                   (Unaudited)                1999
                                                                                -----------------      -----------------
                                 ASSETS                                                       (In millions)
                                 ------
Current assets:
   Cash                                                                              $    75              $    68
   Receivables (less allowance for doubtful accounts:
       June 30, 2000, $8; September 30, 1999, $10)..........................             767                  742
   Inventories..............................................................             369                  392
   Other current assets.....................................................             124                  130
                                                                                     -------              -------
      Total current assets..................................................           1,335                1,332

Net property................................................................             713                  766
Net goodwill (less accumulated amortization:
   June 30, 2000, $41; September 30, 1999, $35) ............................             439                  454
Other assets................................................................             253                  244
                                                                                     -------              -------

                   TOTAL....................................................         $ 2,740              $ 2,796
                                                                                     =======              =======


                LIABILITIES AND SHAREOWNERS' EQUITY
                -----------------------------------
Current liabilities:
   Short-term debt..........................................................         $    25              $    44
   Accounts payable.........................................................             655                  712
   Accrued compensation and benefits........................................             145                  144
   Accrued income taxes.....................................................              63                   28
   Other current liabilities................................................             202                  196
                                                                                     -------              -------
      Total current liabilities.............................................           1,090                1,124
                                                                                     -------              -------

Long-term debt..............................................................             787                  802
Accrued retirement benefits.................................................             347                  371
Other liabilities...........................................................              96                  116

Minority interests..........................................................              50                   35

Shareowners' equity:
   Common stock  (June 30,  2000,  69.1  shares  issued  and
     62.3 outstanding; September 30, 1999, 69.1 shares issued
     and 68.8 outstanding)..................................................              69                   69
   Additional paid-in-capital...............................................             158                  158
   Retained earnings........................................................             457                  283
   Treasury stock (June 30, 2000, 6.8 shares;
       September 30, 1999, 0.3 shares) .....................................
                                                                                        (125)                  (6)
   Accumulated other comprehensive loss.....................................            (189)                (156)
                                                                                     -------              -------

       Total shareowners' equity............................................             370                  348
                                                                                     -------              -------

                   TOTAL....................................................         $ 2,740              $ 2,796
                                                                                     =======              =======


See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                            MERITOR AUTOMOTIVE, INC.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                                June 30,
                                                                                      -----------------------------
                                                                                          2000              1999
                                                                                      ------------     ------------
                                                                                             (In millions)
OPERATING ACTIVITIES
Net income......................................................................      $   194             $  129
Adjustments to net income to arrive at cash provided by
 operating activities:
   Depreciation................................................................            95                 87
   Amortization.................................................................           13                  7
   Gain on sale.................................................................          (89)                 -
   Restructuring, net of expenditures...........................................           25                 27
   Pension contributions........................................................          (33)               (21)
   Other, net...................................................................           19                 30
   Changes in assets and liabilities, excluding effects of
    acquisitions, divestitures and foreign currency adjustments.................          (73)              (127)
                                                                                      -------             ------
      CASH PROVIDED BY OPERATING
      ACTIVITIES................................................................          151                132
                                                                                      -------             ------

INVESTING ACTIVITIES
Capital expenditures............................................................         (116)               (99)
Acquisition of businesses and other.............................................          (28)              (570)
Proceeds from disposition of property and businesses............................          148                  -
                                                                                      -------             ------
      CASH PROVIDED BY (USED FOR) INVESTING
      ACTIVITIES................................................................            4               (669)
                                                                                      -------             ------

FINANCING ACTIVITIES
Net (decrease) increase in revolving and other debt.............................           (9)                72
Proceeds from issuance of notes.................................................            -                498
                                                                                      -------             ------
   Net (decrease) increase in debt..............................................           (9)               570
Cash dividends..................................................................          (20)               (22)
Purchases of treasury stock.....................................................         (119)                 -
Payment of interest rate settlement cost........................................            -                (31)
                                                                                      -------             ------
      CASH (USED FOR) PROVIDED BY FINANCING
      ACTIVITIES................................................................         (148)               517
                                                                                      -------             ------

CHANGE IN CASH..................................................................            7                (20)
CASH AT BEGINNING OF PERIOD.....................................................           68                 65
                                                                                      -------             ------
CASH AT END OF PERIOD...........................................................      $    75             $   45
                                                                                      =======             ======





See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. On July 7, 2000, Meritor Automotive, Inc. (the company or Meritor) and Arvin Industries, Inc. (Arvin) merged into ArvinMeritor, Inc. (the combined company or ArvinMeritor). Under the terms of the merger agreement, each share of Meritor common stock was converted into the right to receive .75 shares of common stock of the combined company and each share of Arvin common stock was converted into the right to receive one share of common stock of the combined company, plus $2.00 in cash. The previous shareowners of Meritor now own approximately 65.8 percent of the combined company and the previous shareowners of Arvin now own approximately 34.2 percent of the combined company. The merger will be accounted for utilizing the "purchase method" of accounting.

     Meritor is a leading global supplier of a broad range of components and systems for use in commercial, specialty and light vehicles. The consolidated financial statements are those of the company and its consolidated subsidiaries.

     In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, including the financial statements incorporated by reference in the Form 10-K. The results of operations for the three- and nine-month periods ended June 30, 2000 are not necessarily indicative of the results for the full year.

     It is the company's practice for each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

     Certain prior period amounts have been reclassified to conform with current period presentation.

2. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. In June 1999, the FASB amended SFAS 133 by issuing Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133". The new standard delayed the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The FASB amended SFAS 133 again by issuing Statement of Financial Accounting Standards No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" in June 2000. The new standard addresses certain implementation issues and further clarifies SFAS
     133. The company will adopt these standards effective October 1, 2000 and is currently analyzing the impact SFAS 133 and SFAS 138 will have on its financial statements.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3. During fiscal 1999, the company completed three acquisitions. On December 28, 1998, the company acquired the assets of Euclid Industries and assumed substantially all of Euclid's liabilities. The company completed its acquisition of the heavy truck axle manufacturing operations of Volvo Truck Corporation on December 31, 1998. The purchase price for the Volvo heavy truck axle business was approximately $135 million in cash, of which $34 million is deferred at June 30, 2000. On January 29, 1999, the company acquired the Heavy Vehicle Braking Systems (HVBS) business of LucasVarity plc for approximately $400 million in cash. These acquisitions were accounted for by the purchase method of accounting, and accordingly, the results of operations of the acquired businesses are included with those of the company for the periods subsequent to the dates of acquisition. The assets and liabilities have been recorded at fair value as of the acquisition dates. The excess of the purchase price over the fair market value of assets acquired of $424 million is included in Net Goodwill in the accompanying Consolidated Balance Sheet and is being amortized on a straight-line basis over 40 years.

     The following unaudited pro forma consolidated results of operations for the nine months ended June 30, 2000 and 1999 assume that the ArvinMeritor merger and each of the foregoing acquisitions occurred as of the beginning of fiscal 2000 and 1999 (in millions, except per share amounts).


                                                                    Nine Months Ended       Nine Months Ended
                                                                      June 30, 2000           June 30, 1999
                                                                   --------------------    --------------------

        Net sales..................................................      $6,042                 $ 5,784
                                                                         ======                 =======

        Net income.................................................      $  205                 $   196
                                                                         ======                 =======

        Basic earnings per share...................................      $ 2.84                 $  2.58
                                                                         ======                 =======

        Diluted earnings per share.................................      $ 2.84                 $  2.57
                                                                         ======                 =======

     Pro forma net income and basic and diluted earnings per share amounts for the nine months ended June 30, 2000 include a non-recurring charge of $62 million ($53 million after-tax or $0.74 per share) for merger related expenses. The pro forma combined data for ArvinMeritor is based on historical information and management's current estimates which may differ from the final allocation due to appraisals of fixed assets, other fair value adjustments, and the finalization of any potential plans of restructuring.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4. In September 1999, the company's board of directors authorized the purchase of up to $125 million of the company's common stock and in February 2000, the board of directors authorized an additional $75 million for such purpose. The company purchased 6,827,200 shares at an aggregate cost of approximately $125 million, or an average of $18.38 per share, under these programs before they were suspended in February 2000 in anticipation of entering into a definitive agreement to merge with Arvin. In July 2000, the board of directors of ArvinMeritor authorized the purchase of up to $100 million of the combined company's common stock. Under the repurchase program, the combined company will purchase shares periodically in the open market or through privately negotiated transactions. As of July 31, 2000, 172,400 shares of ArvinMeritor common stock had been purchased under this repurchase program at an aggregate cost of approximately $3 million.

5. In the third quarter of fiscal 2000 the company recorded a restructuring charge of $26 million ($16 million after-tax, or $0.26 per basic and diluted share). The charge included severance and other employee costs of approximately $19 million related to a net reduction of approximately 500 employees, with the balance primarily associated with facility related costs from the rationalization of operations. As of June 30, 2000, approximately $1 million had been paid in termination benefits, with a net reduction of approximately 50 employees. As of June 30, 2000, approximately $19 million of the reserve remains in Other Current Liabilities in the accompanying Consolidated Balance Sheet. The company expects the remaining restructuring actions will be substantially completed by the third quarter of fiscal 2001.

     In the third quarter of fiscal 1999, the company recorded a restructuring charge of $28 million ($17 million after-tax, or $0.25 per basic and diluted share). The original charge included severance and other employee costs of approximately $16 million related to a net reduction of approximately 350 employees, with the balance primarily associated with facility related costs from the rationalization of operations. All restructuring actions had been completed as of June 30, 2000 and have resulted in lower than expected severance and other employee costs of approximately $2 million and higher facility related costs of approximately $2 million. As of June 30, 2000, approximately $11 million had been paid in termination benefits for a net reduction of approximately 425 employees, with approximately $3 million remaining in Other Current Liabilities for final termination benefits. The net reduction of employees primarily related to Light Vehicle Systems (LVS) businesses.

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   Inventories are summarized as follows (in millions):


                                                                              June 30,              September 30,
                                                                                2000                    1999
                                                                         -------------------     --------------------

      Finished goods.................................................        $     164               $      181
      Work in process................................................              113                      117
      Raw materials, parts and supplies..............................              143                      145
                                                                             ---------               ----------
         Total.......................................................              420                      443
      Less allowance to adjust the carrying value of
         certain inventories to a last in, first-out
         (LIFO) basis                                                               51                       51
                                                                             ---------               ----------

         Inventories.................................................        $     369               $      392
                                                                             =========               ==========

7.   Other Current Assets are summarized as follows (in millions):

                                                                              June 30,              September 30,
                                                                                2000                    1999
                                                                          ------------------     --------------------
      Current deferred income taxes..................................        $      79               $       83
      Customer tooling...............................................               25                       30
      Prepaid expenses and other.....................................               20                       17
                                                                             ---------               ----------

           Other Current Assets......................................        $     124               $      130
                                                                             =========               ==========

8.   Other Assets are summarized as follows (in millions):

                                                                              June 30,              September 30,
                                                                                2000                    1999
                                                                          ------------------     --------------------
      Long-term deferred income taxes................................        $      74               $       71
      Investments in affiliates......................................               52                       50
      Prepaid pension costs..........................................               62                       66
      Net capitalized computer software costs........................               42                       34
      Other..........................................................               23                       23
                                                                             ---------               ----------

         Other Assets................................................        $     253               $      244
                                                                             =========               ==========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   Other Current Liabilities are summarized as follows (in millions):

                                                                              June 30,              September 30,
                                                                                2000                    1999
                                                                          ------------------     --------------------

      Accrued product warranties..................................            $      83              $       95
      Accrued taxes other than income taxes.......................                   33                      27
      Accrued restructuring.......................................                   22                      11
      Environmental reserves......................................                    5                      10
      Other.......................................................                   59                      53
                                                                              ---------              ----------

        Other Current Liabilities.................................            $     202              $      196
                                                                              =========              ==========

10.  Other Liabilities are summarized as follows (in millions):

                                                                              June 30,              September 30,
                                                                                2000                    1999
                                                                          ------------------     --------------------
      Self insurance reserves.....................................            $      17              $       16
      Environmental reserves......................................                   14                      14
      Deferred payments...........................................                   34                      44
      Other.......................................................                   31                      42
                                                                              ---------              ----------

        Other Liabilities.........................................            $      96              $      116
                                                                              =========              ==========

11.  Long-term Debt is summarized as follows (in millions):

                                                                              June 30,              September 30,
                                                                                2000                    1999
                                                                          ------------------     --------------------
      6.8% notes due 2009, net of discount........................            $     498              $      498
      Bank revolving Credit Facility..............................                  255                     239
      Lines of credit.............................................                   17                      50
      Other  .....................................................                   17                      15
                                                                              ---------              ----------
        Long-term Debt............................................            $     787              $      802
                                                                              =========              ==========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In June 2000, the company and certain of its foreign subsidiaries negotiated on behalf of the combined company to enter into two unsecured credit facilities with a group of banks: a 364-day $750 million credit facility (under which borrowings are subject to conversion to a two-year term loan) and a five-year $750 million revolving credit facility. The new credit facilities were entered into effective at the date of the merger by the combined company and will be used for payment of merger expenses, working capital needs and other general corporate purposes of the combined company. Borrowings are subject to interest based on quoted market rates plus a margin based on the combined company's credit rating. In addition, a facility fee, which also varies based on ArvinMeritor's credit rating, is required on the amount of the facilities. Up to $500 million of the five-year credit facility is available for non-U.S. currency loans and up to $100 million of that facility is available for the issuance of standby letters of credit. Existing credit agreements of Arvin and Meritor were terminated at the time of the merger, and the initial borrowing under the new credit facilities was used to repay amounts outstanding under these agreements.


12. The company's financial instruments include cash, short- and long-term debt and foreign currency forward exchange contracts. As of June 30, 2000, the carrying values of the company's financial instruments approximated their fair values based on prevailing market prices and rates. It is the policy of the company not to enter into derivative financial instruments for speculative purposes. The company does enter into foreign currency forward exchange contracts to minimize the risk of unanticipated gains and losses from currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These foreign currency forward exchange contracts relate to purchase and sales transactions and are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of outstanding foreign currency forward exchange contracts aggregated $164 million at June 30, 2000 and $266 million at September 30, 1999. Meritor does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.


13.  Accrued Retirement Benefits consisted of the following (in millions):



                                                                              June 30,              September 30,
                                                                                2000                    1999
                                                                          ------------------     --------------------

      Accrued retirement medical costs............................            $     282              $      295
      Accrued pension costs.......................................                   93                     104
      Other.......................................................                   12                      12
                                                                              ---------              ----------
         Total....................................................                  387                     411
      Amount classified as current liability......................                   40                      40
                                                                              ---------              ----------
         Accrued Retirement Benefits..............................            $     347              $      371
                                                                              =========              ==========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

14. The company defines a segment as a component of the company with business activity resulting in revenue and expense, whose operating results are evaluated regularly by the company's chief operating decision maker in determining resource allocation and assessing performance and for which discrete financial information is available. The company currently has two operating segments, Heavy Vehicle Systems (HVS) and Light Vehicle Systems
     (LVS). Within HVS, the company distinguishes between Original Equipment sales and Aftermarket sales. Segment information is summarized as follows (in millions):


                                                          Three Months Ended                 Nine Months Ended
                                                               June 30,                          June 30,
                                                      ---------------------------        --------------------------
                                                         2000             1999              2000            1999
                                                      ----------        ---------        ---------        ---------
      Sales:
      HVS
       Original Equipment...................         $     612         $     691        $   1,891         $   1,821
       Aftermarket..........................               123               116              350               296
                                                     ---------         ---------        ---------         ---------
           Total HVS........................               735               807            2,241             2,117
      LVS...................................               406               410            1,232             1,207
                                                     ---------         ---------        ---------         ---------
           Total............................         $   1,141         $   1,217        $   3,473         $   3,324
                                                     =========         =========        =========         =========

      Operating earnings:
      HVS...................................         $      67         $      67        $     191         $     180
      LVS...................................                38                40              109                97
      Restructuring costs...................               (26)              (28)             (26)              (28)
      Merger expenses.......................                (2)                -               (2)                -
      Gain on sale..........................                 6                 -               89                 -
                                                     ---------         ---------        ---------         ---------
           Operating earnings...............                83                79              361               249
      Other income, net.....................                 -                 -                -                 2
      Equity in earnings of affiliates......                 7                 8               24                22
      Interest expense, net.................               (19)              (17)             (54)              (45)
                                                     ---------         ---------        ---------         ---------
      Income before income taxes............                71                70              331               228
      Provision for income taxes............               (27)              (28)            (127)              (91)
      Minority interests, net of taxes......                (4)               (3)             (10)               (8)
                                                     ---------         ---------        ---------         ---------

      Net income............................         $      40         $      39        $     194         $     129
                                                     =========         =========        =========         =========

                            MERITOR AUTOMOTIVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

15.  Comprehensive income is summarized as follows (in millions):

                                                          Three Months Ended                 Nine Months Ended
                                                               June 30,                          June 30,
                                                      ---------------------------        --------------------------
                                                          2000            1999              2000            1999
                                                      ----------        ---------        ---------        ---------

      Net income............................         $      40         $      39        $     194         $     129
      Foreign currency translation..........               (10)               (9)             (33)              (78)
                                                     ---------         ---------        ---------         ---------

      Comprehensive income..................         $      30         $      30        $     161         $      51
                                                     =========         =========        =========         =========


16. On November 30, 1999, the company completed the sale of its Light Vehicle Systems seat adjusting systems business for approximately $135 million cash, resulting in a one-time gain of $83 million ($51 million after-tax, or $0.80 per basic and diluted share). The seat adjusting systems business had fiscal 1999 sales of approximately $130 million.

17. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, intellectual property, environmental, safety and health and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's financial statements.

                            MERITOR AUTOMOTIVE, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

2000 Third Quarter Compared to 1999 Third Quarter

Sales of $1,141 million in the third quarter of fiscal 2000 decreased six percent from sales of $1,217 million in the same period last year. Softening in the North American heavy-truck market and the negative impact of European currency exchange rates contributed to the sales decrease.

Heavy Vehicle Systems (HVS) sales were $735 million in the third quarter of fiscal 2000, a decrease of nine percent from the third quarter last year. Contributing to this sales decline were the negative impact of European currency exchange rates and the weaker demand in the North American heavy-duty truck market. Additionally, transmission and clutch sales are now reported on the equity method for the ZF Meritor joint venture, formed last September. Excluding $49 million of transmission and clutch sales in last year's third quarter total HVS sales declined three percent while HVS sales in North America were down eight percent. Strong truck build volumes drove a 15 percent increase in European HVS sales, before taking into account the negative impact of currency exchange of $14 million this year. South American sales were up 44 percent, while sales in other world regions were up 16 percent.

Light Vehicle Systems (LVS) sales decreased one percent in the third quarter to $406 million, as compared to the same quarter last year. Strong worldwide new-vehicle volumes and market penetration gains, principally in door systems, were offset by the impact of the company's divestiture of its North American seat adjusting systems business in the first quarter of fiscal 2000, and the negative impact of currency translation. Ongoing LVS sales in North America increased 17 percent excluding the $36 million sales decline resulting from the divestiture of the seat adjusting systems business. Excluding an unfavorable currency exchange impact of $28 million, LVS sales in Europe rose 18 percent, reflecting the region's strong vehicle build volumes and higher content per vehicle. Sales in the rest of the world were up six percent.

Special items in the third quarter of 2000 included a charge of $26 million ($16 million after-tax, or $0.26 per share) for restructuring actions that are expected to significantly reduce costs and improve operational efficiencies, a one-time gain of $6 million ($3 million after-tax, or $0.05 per share) from the sale of land and non-recurring costs of $2 million ($1 million after-tax, or $0.02 per share) associated with the company's merger with Arvin Industries, Inc.(Arvin) (discussed below).

Third quarter operating margins including special items were 7.3 percent, compared with 6.5 percent in the same period last year. Operating margins before special items improved 40 basis points to 9.2 percent in the third quarter of fiscal 2000, up from 8.8 percent in the same period last year. The positive impact of restructuring actions, and the company's continued focus on cost reduction and process improvement programs, more than offset higher expenditures for new product development and enterprise resource planning systems.

                            MERITOR AUTOMOTIVE, INC.

HVS operating margins for the third quarter were 9.1 percent, up 80 basis points from last year's third quarter. This margin improvement was due primarily to cost reduction and other performance improvement programs, and reduced premium costs resulting from lower North American truck volumes.

LVS operating margins in the third quarter were 9.4 percent this year compared to 9.8 percent last year. This decrease was the result of higher engineering expenditures for roof module and other new product development programs.

The company's process improvement and cost reduction programs relate to (i) purchasing, which includes outsourcing non-core manufacturing and using lower cost global sourcing of materials and supply base management; and (ii) manufacturing, which includes shifting production to lower cost facilities, consolidating common processes, improving material flow and investing in capital and systems.

Net income for the third quarter of 2000 was $40 million, or $0.64 per share, compared to $39 million or $0.56 per share last year. Net income before special items was $54 million, or $0.87 per share, an increase of seven percent over last year's third quarter earnings per share of $0.81 before special items.

As of June 30, 2000, the company had acquired approximately 6.8 million shares of its outstanding common stock, at an aggregate cost of $125 million, pursuant to share repurchase programs (discussed in the notes to the consolidated financial statements). The $75 million program was suspended in February 2000 in anticipation of entering into a definitive agreement to merge with Arvin Industries, Inc. (discussed below). The third quarter impact of these programs was a reduction of average shares outstanding from 69.1 million last year to
62.3 million this year.

As is discussed in Note 1 of the notes to the consolidated financial statements, on July 7, 2000, the company and Arvin merged into ArvinMeritor, Inc. (the combined company). Under the terms of the merger agreement, each share of Meritor common stock was converted into the right to receive .75 shares of common stock of the combined company and each share of Arvin common stock was converted into the right to receive one share of common stock of the combined company, plus $2.00 in cash. The previous shareowners of Meritor now own approximately 65.8 percent of the combined company and the previous shareowners of Arvin now own approximately 34.2 percent of the combined company. The merger will be accounted for utilizing the purchase method of accounting.

On July 19, 2000, the combined company's board of directors announced a program to repurchase up to $100 million of its common stock. Under the program, the combined company will purchase shares periodically in the open market or through privately negotiated transactions as market conditions warrant and in accordance with Securities and Exchange Commission rules. As of July 31, 2000, 172,400 shares of ArvinMeritor common stock had been purchased under this program at an aggregate cost of approximately $3 million.

                            MERITOR AUTOMOTIVE, INC.

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

For the first nine months of fiscal 2000, the company's sales were $3,473 million, up $149 million or 4 percent over the same period last year. This increase was principally due to market penetration gains in the LVS business, as well as strong demand in the company's primary markets.

HVS sales in the first nine months of fiscal 2000 were $2,241 million, up six percent over the first nine months of fiscal 1999. Strong market demand, except in the European trailer and North American off-highway and specialty vehicle sectors, contributed to the sales increase. In addition, the three acquisitions completed in fiscal 1999 contributed incremental sales of $201 million in the first nine months of fiscal 2000, which more than offset a $133 million decline in transmission and clutch sales now reported by the ZF Meritor joint venture and lower sales of $43 million related to the negative impact of currency translation.

LVS sales increased 2 percent to $1,232 million in the first nine months of fiscal 2000 from $1,207 million in the first nine months of fiscal 1999. Market penetration gains, principally in door and undercarriage systems, and strong worldwide light vehicle markets were offset by the unfavorable impacts of currency translation of $61 million and a $65 million sales decline associated with the sale of the LVS seat adjusting systems business.

Operating earnings for the first nine months of fiscal 2000 were $361 million, compared to $249 million for the first nine months of fiscal 1999. Excluding special items, operating earnings were up eight percent from the first nine months of fiscal 1999 to $300 million. Operating margins before special items increased to 8.6 percent, up from 8.3 percent in fiscal 1999.

HVS operating margins were 8.5 percent in the first nine months of both fiscal 2000 and 1999. Higher premium and other volume-related expenses incurred in connection with the strong heavy truck demand in North America in the first half of fiscal 2000 and higher information technology expenditures adversely impacted operating margins.

LVS operating margins improved to 8.8 percent for the first nine months of fiscal 2000 from 8.0 percent in the prior year. This operating margin improvement reflects savings from material and other cost reduction programs, as well as the restructuring actions initiated in late fiscal 1999. The operating margin improvement also reflects the contribution from the higher sales.

On November 30, 1999, the company completed the sale of its LVS seat adjusting systems business for approximately $135 million in cash resulting in a one-time gain of $83 million ($51 million after-tax, or $0.80 per basic and diluted share). The seat adjusting systems business had fiscal 1999 sales of approximately $130 million. This divestiture reflects the company's continuous review and assessment of existing businesses, placing emphasis on the core businesses that support the company's long-term strategic direction.

                            MERITOR AUTOMOTIVE, INC.

The company's effective tax rate for the nine months ended June 30, 2000 was
38.5 percent, down from 40.0 percent for the nine months ended June 30, 1999. The improvement was primarily a result of legal entity realignment actions.

Net income was $194 million, or $3.04 per share for the first nine months of fiscal 2000, compared to $129 million or $1.86 per share for the comparable period in 1999. Excluding special items, net income was $157 million, an increase of 8 percent over the first nine months of fiscal 1999 net income of $146 million. Earnings per share excluding special items increased 17 percent, up from $2.11 in the first nine months of fiscal 1999 to $2.46 in the first nine months of fiscal 2000.

FINANCIAL CONDITION

Cash provided by operating activities for the first nine months of fiscal 2000 was $151 million, an increase of $19 million compared to the first nine months of fiscal 1999. This increase was due mainly to working capital improvements which were partially offset by changes in other assets and liabilities and greater pension contributions.

Capital expenditures were $116 million in the first nine months of fiscal 2000, an increase of $17 million from the first nine months of fiscal 1999. Cash provided by investing activities in the first nine months of fiscal 2000 included $148 million in proceeds from the sale of property and businesses, including the sale of the LVS seat adjusting systems business (discussed above).

Cash used for financing activities in the fiscal 2000 nine month period includes payments of $119 million for repurchases of the company's common stock and $20 million for cash dividends. The company's third quarter dividend of 10.5 cents per share was paid on June 5, 2000, to shareowners of record on May 15, 2000.

On July 19, 2000, the board of directors of ArvinMeritor declared a dividend of $0.22 per share on its common stock payable September 5, 2000 to shareowners of record on August 14, 2000.

Cash provided by financing activities for the first nine months of fiscal 1999 included a net increase in debt of $570 million which was utilized to fund acquisitions of businesses.

The company's long term debt to capitalization ratio decreased to 65 percent at June 30, 2000, from 68 percent at September 30, 1999.

                            MERITOR AUTOMOTIVE, INC.

In June 2000, the company and certain of its foreign subsidiaries negotiated on behalf of the combined company to enter into two unsecured credit facilities with a group of banks: a 364-day $750 million credit facility (under which borrowings are subject to conversion to a two-year term loan) and a five-year $750 million revolving credit facility. The new credit facilities were entered into effective at the date of the merger by the combined company and will be used for payment of merger expenses, working capital needs and other general corporate purposes of the combined company. Borrowings are subject to interest based on quoted market rates plus a margin based on the combined company's credit rating. In addition, a facility fee, which also varies based on ArvinMeritor's credit rating, is required on the amount of the facilities. Up to $500 million of the five-year credit facility is available for non-U.S. currency loans and up to $100 million of that facility is available for the issuance of standby letters of credit. Existing credit agreements of Arvin and Meritor were terminated at the time of the merger, and the initial borrowing under the new credit facilities was used to repay amounts outstanding under these agreements.

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption "Environmental Matters" in the Chief Financial Officer's Review, Management's Discussion and Analysis in the company's 1999 Annual Report to Shareowners, incorporated by reference into the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Management believes that at June 30, 2000 there has been no material change to this information.

INTERNATIONAL OPERATIONS

On January 1, 1999, the Euro became the common currency of eleven countries of the European Union. During a three-year transition period, the present national currencies of these eleven countries will become sub-units of the Euro at fixed exchange rates. The European Union's current plans call for the transition period to be completed by July 1, 2002, at which time the Euro will become the sole legal tender in those participating countries.

The company is engaged in business in some of the countries that participate in the European Monetary Union, and sales for fiscal 1999 in these countries were approximately 18 percent of the company's total sales. In addition, the company enters into foreign currency forward exchange contracts with respect to several of the existing currencies that will be subsumed into the Euro and has borrowings in participating currencies primarily under its revolving Credit Facility. The company has analyzed the potential effects of the Euro conversion on competitive conditions, information technology and other systems, currency risks, financial instruments and contracts, and has examined the tax and accounting consequences of Euro conversion, and believes that the conversion has not had and will not have a material adverse effect on its business, operations and financial condition.

The company is making the necessary adjustments to accommodate the conversion, including modifications to its information technology systems and programs, pricing schedules and financial instruments. The company expects that all necessary actions will be completed in a timely manner, and that the costs associated with the conversion to the Euro will not be material.

                            MERITOR AUTOMOTIVE, INC.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to foreign currency exchange rate risk inherent in its sales and assets and liabilities denominated in currencies other than the U.S. dollar and interest rate risk associated with the company's debt. The company does enter into foreign currency forward exchange contracts to minimize the risk of unanticipated gains and losses from currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. Also, the company may, from time to time, use interest rate agreements in the management of interest rate exposure on selected debt issuances. It is the policy of the company not to enter into derivative financial instruments for speculative purposes.

The company has performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of June 30, 2000, the analysis indicated that such market movements would not have a material effect on the company's consolidated financial position, results of operations or cash flows. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

                            MERITOR AUTOMOTIVE, INC.


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        The company issued 557 shares of Common Stock on April 3, 2000, and 696 shares of Common Stock on July 3, 2000, to each of Donald R. Beall and James E. Marley, non-employee directors of the company, pursuant to the terms of the company's Directors Stock Plan, in lieu of cash payment of the quarterly retainer fees for board service. In each case, the issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

Item 4. Submission of Matters to a Vote of Security Holders

        A special meeting of shareowners of the company was held July 6, 2000. The following matters were voted on and received the specified number of votes in favor, votes withheld or against, and abstentions. Broker non-votes were not applicable.

        (i) Approval of merger. The shareowners approved the Agreement and Plan of Reorganization among the company, ArvinMeritor and Arvin, providing for the merger of the company and Arvin into ArvinMeritor. A total of 44,132,067 votes were cast in favor, 837,638 votes were cast against, and there were 311,257 abstentions.

        (ii) Approval of amendment of long-term incentives plan: The shareowners approved an amendment of the company's 1997 Long-Term Incentives Plan to increase the number of shares of common stock issuable under the Plan and to increase the number of shares that may be subject to grants under the Plan in any fiscal year. A total of 28,675,947 votes were cast in favor, 16,000,765 votes were cast against, and there were 604,250 abstentions.

                            MERITOR AUTOMOTIVE, INC.

Item 5. Other Information

        Cautionary Statement

             This Quarterly Report on Form 10-Q contains statements relating to future results (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which ArvinMeritor supplies products; risks inherent in operating abroad; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products;
             reliance on major OEM customers; labor relations of ArvinMeritor, its customers and suppliers; successful integration of acquired or merged businesses; competitive product and pricing pressures; the amount of ArvinMeritor's debt; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the filings of the company and ArvinMeritor with the Securities and Exchange Commission. See Also "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Quantitative and Qualitative Disclosures about Market Risk" herein. These forward-looking statements are made only as of the date hereof, and ArvinMeritor undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

             10-a - Five-Year Revolving Credit Agreement, dated as of June 28, 2000, among the company, the foreign subsidiary borrowers and lenders from time to time parties thereto, Bank One, NA as Administrative Agent, the Chase Manhattan Bank as Syndication Agent, and Citicorp USA, Inc. and Bank of America, NA as Documentation Agents.

             10-b-364-Day Credit Agreement, dated as of June 28, 2000, among the company, the lenders from time to time parties thereto, Bank One, NA as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, and Citicorp USA, Inc. and Bank of America, NA as Documentation Agents.

             27 - Financial Data Schedule.

        (b) Reports on Form 8-K.

             The company filed a Current Report on Form 8-K, dated June 15, 2000, filing as an exhibit under Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits," a press release issued on June 15, 2000 that describes certain restructuring actions taken by the company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          ARVINMERITOR, INC. -  (successor to
                                          ------------------------------------
                                          MERITOR AUTOMOTIVE, INC.)
                                          -------------------------
                                                  (Registrant)

Date         August 14, 2000              By   /s/ V.G. Baker, II
      ---------------------------              --------------------------------
                                               V.G. Baker, II
                                               Senior Vice President,
                                               General Counsel and Secretary
                                               (For the Registrant)



Date         August 14, 2000              By   /s/ W. M. Lowe
      ---------------------------              --------------------------------
                                               W. M. Lowe
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                                 Exhibit Index



Exhibit No.                                 Description
-----------                                 -----------

   10.a Five-Year Revolving Credit Agreement, dated as of June 28, 2000, among the company, the foreign subsidiary borrowers and lenders from time to time parties thereto, Bank One, NA as Administrative Agent, the Chase Manhattan Bank as Syndication Agent, and Citicorp USA, Inc. and Bank of America, NA as Documentation Agents.


   10.b 364-Day Credit Agreement, dated as of June 28, 2000, among the company, the lenders from time to time parties thereto, Bank One, NA as Administrative Agent, The Chase Manhattan Bank as Syndication Agent, and Citicorp USA, Inc. and Bank of America, NA as Documentation Agents.


   27                    Financial Data Schedule.