Form 10-K405
period 2000-09-30
ARVINMERITOR INC
filed 2000-12-21
CIK 1113256

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                         COMMISSION FILE NUMBER 1-15983
                            ------------------------

                               ARVINMERITOR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   INDIANA                                       38-3354643
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

             2135 WEST MAPLE ROAD                                48084-7186
                TROY, MICHIGAN                                   (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (248) 435-1000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
          Common Stock, $1 Par Value                      New York Stock Exchange
     (including the associated Preferred
            Share Purchase Rights)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on November 30, 2000 was approximately $871.2 million.

     66,930,340 shares of the registrant's Common Stock, par value $1 per share, were outstanding on November 30, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Certain information contained in the Annual Report to Shareowners of the registrant for the fiscal year ended September 30, 2000 is incorporated by reference into Part I, Part II and Part IV.

(2) Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 14, 2001 is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     ArvinMeritor, Inc. (the "Company" or "ArvinMeritor"), headquartered in Troy, Michigan, is a leading global supplier of a broad range of integrated systems, modules and components serving light vehicle, commercial truck, trailer and specialty original equipment manufacturers and certain aftermarkets. The Company also provides coil coating services to the transportation, appliance, construction and furniture industries.

     ArvinMeritor was incorporated in Indiana in March 2000 in connection with the merger (the "Merger") of Meritor Automotive, Inc. ("Meritor") and Arvin Industries, Inc. ("Arvin"). The Merger was effected in two steps: (1) Meritor, a Delaware corporation, reincorporated in Indiana by merging into ArvinMeritor, its wholly-owned subsidiary, and (2) immediately thereafter, Arvin merged into ArvinMeritor. The Merger was effective on July 7, 2000.

     Prior to the Merger, Meritor was a Delaware corporation formed in connection with the September 30, 1997 distribution by Rockwell International Corporation, Meritor's former parent company ("Rockwell"), to Rockwell shareowners on a pro rata basis of all of the issued and outstanding shares of Meritor's common stock. Prior to this distribution, Rockwell transferred substantially all of its operations, assets and liabilities related to the automotive businesses then owned and operated by Rockwell (including liabilities relating to former operations) to Meritor and its subsidiaries.

     As used herein, the terms "Company" and "ArvinMeritor" include subsidiaries and predecessors unless the context indicates otherwise.

     Whenever an item of this Annual Report on Form 10-K refers to information under specific captions of the 2000 Annual Report to Shareowners of the Company (the "2000 Annual Report") or to information in the Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on February 14, 2001 (the "2001 Proxy Statement"), the information is incorporated in that item by reference.

     References in this Annual Report on Form 10-K to the Company's being a leading supplier or the world's leading supplier, and other similar statements as to the Company's relative market position, are based principally on calculations made by the Company based on information collected by the Company, including Company and industry sales data obtained from internal and available external sources, as well as Company estimates. In addition to such quantitative data, the Company's statements are based on other competitive factors such as the Company's technological capabilities, its research and development efforts and innovations and the quality of its products and services, in each case relative to that of its competitors in its addressed markets.

     ArvinMeritor serves a broad range of original equipment manufacturer ("OEM") customers worldwide, including truck OEMs, light vehicle OEMs, semi-trailer producers and off-highway and specialty vehicle manufacturers, and the related aftermarkets. Its ten largest customers accounted for 62% of total fiscal 2000 sales. The Company operated over 150 manufacturing facilities in 26 countries around the world in fiscal 2000. Sales outside the United States accounted for approximately 50% of total sales in fiscal 2000.

     The Company serves its customers worldwide through three operating segments: Light Vehicle Systems ("LVS"), Commercial Vehicle Systems ("CVS") and Light Vehicle Aftermarket ("LVA"). The three operating segments supply the following products and markets:
     - LVS supplies roof, door, access control, suspension, exhaust, ride control and motion control systems and wheel products for passenger cars, light trucks and sport utility vehicles to original equipment manufacturers.
     - CVS supplies drivetrain systems and components, including axles, brakes and drivelines, for medium-and heavy-duty trucks, trailers and off-highway equipment and specialty vehicles.
     - LVA supplies mufflers, exhaust and tail pipes, catalytic converters, shock absorbers, struts, clamps, hangers, automotive oil, air and fuel filters and accessories to the passenger car, light truck and sport utility aftermarket.

     Business units that are not focused on automotive products are classified as "Other." The Company's Coil Coating operation, which provides coil coating applications for the transportation, appliance, construction and furniture industries, is the primary component in this classification.

     Note 22 of the Notes to Consolidated Financial Statements in the 2000 Annual Report contains financial information by segment for the three years ended September 30, 2000, including information on sales and assets by geographic area for each segment. The heading "Products" below includes information on LVS, CVS and LVA sales by product for each of the three fiscal years ended September 30, 2000.

     ArvinMeritor began operations as a combined company on July 7, 2000 and, accordingly, does not have an operating history as a combined company prior to that date. Except where otherwise noted, the historic financial information included or incorporated by reference in this Annual Report on Form 10-K for periods prior to July 7, 2000 reflects only the results of Meritor and its consolidated subsidiaries. The information for the period after July 7, 2000 represents the results of the Company and its consolidated subsidiaries. This information may not be indicative of the future results of operations, financial position or cash flows of the Company.

INDUSTRY DEVELOPMENTS AND OUTLOOK

     The industry in which the Company operates is cyclical in nature and has been characterized historically by periodic fluctuations in demand for vehicles for which the Company supplies products. Recent declines in several of the Company's principal markets, including commercial vehicle markets in North America and the light vehicle aftermarket, together with the impact of plant shutdowns by some North American OEM customers and currency fluctuations, had a negative effect on the Company's financial results in fiscal year 2000. See Chief Financial Officer's Review -- Management's Discussion and
Analysis -- Overview and Outlook and -- Results of Operations in the 2000 Annual Report. For fiscal year 2001, the Company's most recent outlook show a 40% decline in North American production in the heavy-duty commercial truck and trailer markets and declines in light vehicle production of 10% in North America and 2% in Europe. Conditions in foreign exchange markets, notably weakness of the euro relative to the U.S. dollar, will also impact the Company in 2001.

     The Company is seeking to mitigate the effects of these negative factors not only by expanding its revenue base, but also by reducing costs and improving operational efficiencies. In that connection, the Company has focused significant effort on achieving projected Merger synergies, and has undertaken restructuring actions in the third quarter of fiscal year 2000 and the first quarter of fiscal year 2001 to improve efficiency and achieve cost reductions. See "Strategic Initiatives" below and Notes 6 and 24 of the Notes to Consolidated Financial Statements in the 2000 Annual Report.

INDUSTRY TRENDS

     The automotive industry is experiencing several significant trends that present opportunities and challenges to industry suppliers. These trends, which influence the Company's business strategies, include the globalization of OEMs and their suppliers, increased outsourcing by OEMs, increased demand for modules and systems by OEMs, with an increasing emphasis on engineering and technology, the consolidation of suppliers worldwide, and the growth of e-commerce.

     As OEMs expand geographically to access new markets, they are able to achieve significant cost savings and enhanced product quality and consistency by sourcing from the most capable full-service global suppliers. OEMs and suppliers also have the opportunity to take advantage of economies of scale through global sourcing of components and systems and by designing platforms that can be used in different geographic markets but still be adapted to local preferences.

     OEMs are responding to global competitive pressures to improve quality and reduce manufacturing costs and related capital investments by outsourcing products that historically have been engineered and manufactured internally. Outsourcing enables OEMs to focus on their core design, assembly and marketing capabilities. In markets addressed by LVS, this increased outsourcing trend has extended not only to components, but to entire modules and systems, requiring suppliers to provide a higher level of engineering, design, and electromechanical and systems integration expertise in order to remain competitive. Increased outsourcing by light vehicle OEMs has produced higher overall per vehicle sales by independent suppliers. Such increased outsourcing can result in supplier sales growth independent of the overall automotive industry growth trend.

     OEMs also are reducing their total number of suppliers and are more frequently entering into supply arrangements with the most capable global suppliers. Increasingly, the criteria for selection include quality, cost and responsiveness, as well as certain full-service capabilities, including an increasing emphasis on design and engineering. This trend and the globalization trend described above have contributed to the consolidation of automotive suppliers into larger, more efficient and more capable companies.

     The Internet is taking a more significant role in the automotive industry supply chain, as industry participants recognize the potential benefits of e-commerce. These benefits include the potential to shorten processing time for orders, reduce inventory and increase inventory turns, and reduce costs more quickly than prices. Along with these benefits, e-commerce also presents challenges. In particular, pressure to reduce prices results in the corresponding need to reduce costs in order to maintain profit margins.

BUSINESS STRATEGIES

     ArvinMeritor has developed leadership market positions as it has grown into a global supplier of a broad range of components and systems for use in commercial, specialty and light vehicles worldwide. ArvinMeritor seeks to maintain these market positions in the face of the industry downturns described above. In the longer term, the Company continues to work to enhance its leadership positions and capitalize on its existing customer, product and geographic strengths, as well as the industry trends described above, and to increase its sales, earnings and profitability. To achieve these goals, ArvinMeritor employs the following business strategies:

     Continuously Improve Core Business Processes. The Company is continuously seeking to improve its core business processes, through investment in information technology and capital equipment, rationalization of production among facilities, deintegration of non-core processes, establishment of flexible assembly sites and simplification and increased commonality of products. The goals of these actions are to reduce product costs, improve product quality and lower required asset investment levels, which should result in reduced product development times and more flexibility to meet customer needs. The Merger provided an opportunity to advance this process by combining or selecting between the best practices of both constituent companies.

     Capitalize on Customer Outsourcing Activities. A significant growth strategy of the Company is to provide lower cost and higher quality products to customers that are increasing their outsourcing activities. Management believes truck and trailer OEMs in Europe will increasingly outsource in order to achieve cost and efficiency advantages. The Company works closely with current and prospective customers worldwide to identify and implement mutually beneficial outsourcing opportunities. An example of this strategy is the Company's December 1998 acquisition of Volvo Truck Corporation's heavy truck axle manufacturing operations in Lindesberg, Sweden. With this acquisition, the Company entered into a related supply contract and became the primary supplier of heavy-duty axles for Volvo's heavy truck operations.

     The Company has sought and will continue to seek to utilize its broad product lines and its design, engineering and manufacturing expertise by expanding its sales of higher value modules and systems. The Company will seek to utilize its leadership positions in the supply of electromechanical systems to light vehicle OEMs and its ability to provide drivetrain systems to truck and specialty vehicle OEMs to capitalize on this anticipated customer demand.

     Leverage Geographic Strengths. Geographic expansion to meet the global sourcing needs of customers and to address new markets will continue to be an important element of the Company's growth strategy. Management believes opportunities exist to increase further the Company's presence in the North American light vehicle OEM market, where its pro forma combined sales of light vehicle products increased from approximately $1.94 billion in fiscal 1999 to approximately $2.15 billion in fiscal 2000. The Merger has enhanced the Company's LVS product offerings and improved the Company's ability to take advantage of these opportunities.

     The Company also believes there are opportunities to increase sales to heavy-duty and medium-duty commercial vehicle OEMs in Europe, building on established customer relationships with their North American affiliates and the Company's existing manufacturing presence in Europe. Emerging markets such as the Asia/Pacific region and South America also present growth opportunities as demand for commercial, specialty and light vehicles increases in these areas. In evaluating opportunities in these emerging markets, the Company will continue to assess the economic situation in these regions and its potential effect on the Company's businesses and served markets.

     Introduce New Systems and Technologies. ArvinMeritor plans to continue investing in new technologies and product development. ArvinMeritor also plans to continue working closely with its customers to develop and implement design, engineering, manufacturing and quality improvements. The Company will draw upon the engineering resources of its Technical Centers in Troy, Michigan and Columbus, Indiana, and its engineering centers of expertise in the United States, Brazil, Canada, France, Germany and the United Kingdom. See "Research and Development."

     Management believes that the strategy of continuing to introduce new and improved systems and technologies will be an important factor in the Company's efforts to achieve its growth objectives. LVS is implementing this strategy by developing and strengthening its market position in two areas: aperture systems, including door, access control and roof systems, and undercarriage components and systems, including suspensions, ride and motion control products, wheels, exhaust systems, corner modules and other components. See "Products -- Light Vehicle Systems" below.

     Expand Aftermarket Business. ArvinMeritor believes that the aftermarket offers significant growth opportunities, through the Company's relationships with OEM customers as well as acquisitions made by retailers. The Company also expects growth opportunities from developing markets outside North America and Europe. The Company is pursuing a strategy of expansion of its aftermarket business by utilizing its distribution centers in Kentucky, North Carolina, Ohio, Oklahoma, Tennessee, Utah and Ontario, and by leveraging its existing aftermarket channels with new products, both those manufactured by the Company and those manufactured by others and sold by the Company under distribution agreements.

     The Merger furthered this strategy by combining Arvin's strength in the light vehicle aftermarket with Meritor's strength in the commercial vehicle aftermarket, thus providing opportunities for operating synergies and cross-selling of products. CVS' aftermarket capabilities were also enhanced with the December 1998 acquisition of Euclid Industries, a leading North American supplier and manufacturer of aftermarket replacement parts for a wide range of medium- and heavy-duty vehicles.

     Selectively Pursue Strategic Opportunities. The Company regularly evaluates various strategic and business development opportunities, including licensing agreements, marketing arrangements, joint ventures, acquisitions and dispositions. The Company intends to continue to selectively pursue alliances and acquisitions that would allow it to gain access to new customers and technologies, penetrate new geographic markets and enter new product markets. The Company also intends to continue to review the prospects of its existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. See "Strategic Initiatives" and "Joint Ventures" below for information on the Company's initiatives in these areas.

     Participation in E-Commerce Initiatives. The Company has a number of web-enabled initiatives in place or under development, including an online customer catalog and ordering system for certain businesses to shorten delivery time. In addition, the Company was the first supplier to participate in Covisint, a web-based supply exchange sponsored by global OEMs. The Company serves on Covisint's customer advisory council and participates in on-line auctions for global procurement.

PRODUCTS

     ArvinMeritor designs, develops, manufactures, markets, distributes, sells, services and supports a broad range of products for use in commercial, specialty and light vehicles. In addition to sales of original equipment systems and components, the Company provides its products to OEMs, dealers, distributors, fleets and other end-users in the related aftermarkets. The Merger has enhanced the Company's product lines and provided opportunities for increased sales through cross-marketing products and services to customers of the two constituent companies.

     The following chart depicts operating segment sales by product for each of the three fiscal years ended September 30, 2000. Product sales by Arvin and its subsidiaries are included only for periods after the date of the Merger. A narrative description of the principal products of the Company's three operating segments and other operations follows the chart.

                                SALES BY PRODUCT

                                                               FISCAL YEAR ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
LVS:
     Door Systems...........................................   11%     13%     13%
     Roof Systems...........................................    6       7      10
     Access Control Systems.................................    3       4       5
     Exhaust Systems*.......................................    7      --      --
     Suspension Systems.....................................    5       5       5
     Wheel Products.........................................    3       3       4
     Ride and Motion Control Systems*.......................    2      --      --
     Seat Adjusting Systems**...............................    2       3       2
                                                              ---     ---     ---
          Total LVS.........................................   39%     35%     39%
                                                              ---     ---     ---
CVS:
  Original Equipment:
     Truck and Trailer Axles and Brakes.....................   37%     39%     34%
     Off-Highway, Specialty and Government Products.........    9      12      14
     Transmissions, Clutches, Drivelines and Other***.......    1       5       5
  Aftermarket...............................................    9       9       8
                                                              ---     ---     ---
          Total CVS.........................................   56%     65%     61%
                                                              ---     ---     ---
LVA*:
     Exhaust System Products................................    2%     --%     --%
     Ride Control Products..................................    1      --      --
     Filtration Products....................................    1      --      --
                                                              ---     ---     ---
          Total LVA.........................................    4      --      --
                                                              ---     ---     ---

Other*......................................................    1      --      --
                                                              ---     ---     ---
          Total.............................................  100%    100%    100%
                                                              ===     ===     ===

---------------
  * Sales relating to ride and motion control systems, exhaust systems, LVA products and Other are included only for periods after the date of the Merger, July 7, 2000.

 ** The Company sold its seat adjusting systems business in November 1999.

*** In August 1999, the Company transferred its transmission and clutch business to a new joint venture 50% owned by the Company.

  Light Vehicle Systems

     A key strategy of LVS is to develop its market position in aperture systems (including door, roof and access control systems and gas springs) and undercarriage components and systems (including suspension systems, exhaust systems, ride and motion control products and wheels). The Merger provided an enhanced platform for expansion of this business and improved the Company's ability to supply suspension systems and corner modules to light vehicle OEMs. The following products comprise the Company's LVS portfolio.

     Door Systems. The Company is a leading supplier of manual and power window regulators and a leading supplier of integrated door modules and systems. In fiscal year 2000, the Company manufactured window regulators at plants in North America, Europe and the Asia/Pacific region for light vehicle and heavy-duty commercial vehicle OEMs. The Company's wide range of power and manual door system products utilizes numerous technologies and offers the Company's own electric motors, which are designed for individual applications and to maximize operating efficiency and reduce noise levels.

     Roof Systems. ArvinMeritor is one of the world's leading independent suppliers of sunroofs and roof systems products, including its Golde(R) brand sunroofs, for use in passenger cars, light trucks and sport utility vehicles. The Company makes one-piece, modular roof systems, some of which incorporate sunroofs, that provide OEMs with cost savings by reducing assembly time and parts. The Company has roof system manufacturing facilities in North America, Europe and the Asia/Pacific region.

     Access Control Systems. ArvinMeritor supplies manual and power activated latch systems to light vehicle and heavy-duty commercial vehicle manufacturers, with leadership market positions in Europe and a market presence in North America and the Asia/Pacific region. The Company's access control products include modular and integrated door latches, actuators, trunk and hood latches and fuel flap locking devices. The Company has access control systems manufacturing facilities in North America, Europe and the Asia/ Pacific region.

     Exhaust Systems. ArvinMeritor is a leading global supplier of a complete line of exhaust system components, including mufflers, exhaust pipes, catalytic converters, and exhaust manifolds. The Company sells these products to OEMs, either as original equipment or as replacement parts in connection with manufacturers' recall or warranty programs or as dealer service parts.

     ArvinMeritor participates in this business both directly and through joint ventures and affiliates. These alliances include the Company's 50% interest in Arvin Sango Inc., an exhaust joint venture, and its 49% interest in Zeuna Starker GmbH & Co., an exhaust systems supplier headquartered in Germany.

     Suspension Systems. Through its 57%-owned joint venture with Mitsubishi Steel Manufacturing Co., the Company is one of the leading independent suppliers of products used in suspension systems for passenger cars, light trucks and sport utility vehicles in North America. The Company's suspension system products, which are manufactured at three facilities in the United States and Canada, include coil springs, stabilizer bars and torsion bars. This business has experienced significant sales growth over the past five years as light vehicle OEMs have increased their outsourcing of suspension system products and the light vehicle market has grown.

     In February 2000 the joint venture acquired Tempered Spring Co., a supplier of automotive suspension components based in England. The acquisition added new products and processes to the Company's portfolio and expanded its presence in the European suspensions market.

     Wheel Products. ArvinMeritor is a leading supplier of steel wheel products to the light vehicle OEM market, principally in North and South America. The Company has wheel manufacturing facilities in Brazil and Mexico.

     Ride and Motion Control Systems. The Company provides ride control products, including shock absorbers, struts, ministruts and corner modules. Through its two majority-owned joint ventures with Kayaba Industries, Inc., the Company manufactures ride control products and is a leading supplier in the European OEM market.

     The Company is a worldwide leader in the manufacture and supply of climate control and counterbalancing systems for the automotive industry. Its products include gas lift supports and vacuum actuators.

     Seat Adjusting Systems. Before November 1999, the Company supplied manual and power seat adjusting systems for passenger cars, light trucks and sport utility vehicles, principally in North America. The Company sold its seat adjusting systems business at that time. See "Strategic Initiatives" below. The Company continues to supply electric motors for seat adjusting systems at facilities in the United States and France.

  Commercial Vehicle Systems

     Truck and Trailer Products

     Truck Axles. ArvinMeritor is one of the world's leading independent suppliers of axles for heavy-duty commercial vehicles. The Company's axle manufacturing facilities located in the United States, Brazil, England, Sweden and Italy produce axles for medium- and heavy-duty commercial vehicles. The Company's extensive truck axle product line includes a wide range of drive and non-drive front steer axles and single and tandem rear drive axles, which can include driver-controlled differential lock for extra traction, aluminum carriers to reduce weight and pressurized filtered lubrication systems for longer life. The Company's front steer and rear drive axles can be equipped with the Company's cam, wedge or air disc brakes, automatic slack adjusters and anti-lock braking systems.

     Brakes. The Company is a leading independent supplier of air brakes to medium- and heavy-duty commercial vehicle manufacturers in North America and Europe. Through manufacturing facilities located in the United States, Canada, the United Kingdom and Italy, the Company manufactures a broad range of foundation air brakes as well as automatic slack adjusters for brake systems. The Company's foundation air brake products include cam drum brakes, which offer improved lining life and tractor/trailer interchangeability, air disc brakes, which provide fade resistant braking for demanding applications, wedge drum brakes, which are lightweight and provide automatic internal wear adjustment, hydraulic brakes and wheel end components such as hubs, drums and rotors.

     Federal regulations require that new heavy-duty and medium-duty vehicles sold in the United States be equipped with anti-lock braking systems ("ABS"). Through its 50%-owned joint venture with WABCO Automotive Products ("WABCO"), a wholly-owned subsidiary of American Standard, Inc., the Company is the leading supplier of ABS and a supplier of other electronic and pneumatic control systems for North American heavy-duty commercial vehicles. Through the joint venture the Company also supplies hydraulic ABS to the North American medium-duty truck market.

     Trailer Products. ArvinMeritor believes it is the world's leading manufacturer of heavy-duty trailer axles, with leadership positions in North America and in Europe. The Company's trailer axles are available in over forty models in capacities from 20,000 to 30,000 pounds for virtually all heavy trailer applications and are available with the Company's broad range of brake products, including ABS. In addition, the Company supplies trailer air suspension products for which it has strong market positions in Europe and a market presence in North America.

     Transmissions and Clutches. Through its 50%-owned joint venture with ZF Friedrichshafen AG ("ZF"), the Company produces technologically-advanced medium- and heavy-duty transmission components and systems for heavy vehicle original equipment manufacturers and the aftermarket for the United States, Canada and Mexico. This transmission product line enables the Company to supply a complete drivetrain system to heavy-duty commercial vehicle manufacturers in North America. The joint venture's range of transmission models includes the Engine Synchro Shift(TM) transmission for heavy-duty trucks that is designed to reduce gear shifting effort for drivers and reduce wear on clutches and other drivetrain components in a cost efficient manner by synchronizing engine speed to road speed shifts without use of the clutch. (See Item 3. Legal Proceedings for information with respect to a patent infringement lawsuit filed against the Company by Eaton Corporation and an adverse judgment in the case.) The joint venture, through its 60% interest in Meritor Clutch Co., also supplies clutches, including diaphragm-spring clutches.

     Drivelines and Other Products. ArvinMeritor also supplies universal joints and driveline components, including its Permalube(TM) universal joint, a permanently lubricated universal joint used in the high mileage on-highway market.

  Off-Highway, Specialty and Government Products

     Off-Highway Vehicle Products. The Company supplies heavy-duty axles, brakes and drivelines for use in numerous off-highway vehicle applications, including construction, material handling, agriculture, mining and forestry, in North America, South America, Europe and the Asia/Pacific region. These products are designed to tolerate high tonnages and operate under extreme conditions.

     Specialty Vehicle Products. The Company supplies axles, brakes and transfer cases for use in buses, coaches and recreational, fire and other specialty vehicles in North America and Europe, and is the leading supplier of bus and coach axles and brakes in North America.

     Government Products. The Company supplies axles, brakes, brake system components including ABS, trailer products, transfer cases and drivelines for use in medium-duty and heavy-duty military tactical wheeled vehicles, principally in North America.

  Light Vehicle Aftermarket

     The principal LVA products include mufflers; exhaust and tail pipes; catalytic converters; shock absorbers; struts; clamps; hangers; automotive oil, air, and fuel filters; and accessories. These products are sold under the brand names Maremont(R), TIMAX(R), ANSA(R) and ROSI(R) (mufflers), Gabriel(R) (shock absorbers) and Purolator(R) (filters). The Company also markets products under private label to customers such as Pep Boys, Midas, Sears, AutoZone, Kwik-Fit, Partco, CarQuest and Meineke.

  Other

     "Other" includes business units that are not focused on automotive products, and consists primarily of the Company's Coil Coating operation. Coil coated steel and aluminum substrates are used in a variety of construction applications, such as garage and entry doors, interior and exterior building panels, heating and air conditioning and roofs. In addition, coated substrates are used in consumer goods manufacturing for the appliance, lighting fixture and office products markets.

CUSTOMERS; SALES AND MARKETING

     The Company's operating segments have numerous customers worldwide and have developed long-standing business relationships with many of these customers.

     Original Equipment. Both LVS and CVS market and sell their products principally to OEMs. In North America, CVS also markets its truck and trailer products directly to dealers, fleets and other end-users, which may designate the components and systems of a particular supplier for installation in the vehicles they purchase from OEMs.

     Consistent with industry practice, LVS and CVS make most of their sales to OEMs through open purchase orders, which do not require the purchase of a minimum number of products. The customer typically may cancel these purchase orders on reasonable notice without penalty. LVS and CVS also sell products to certain customers under long-term arrangements that require the Company to provide annual cost reductions (through price reductions or other cost benefits for the OEMs). If the Company were unable to generate sufficient cost savings in the future to offset such price reductions, the Company's gross margins could be adversely affected.

     Both LVS and CVS are dependent upon large OEM customers with substantial bargaining power, including with respect to price and other commercial terms. Although the Company believes that it generally enjoys good relations with its OEM customers, loss of all or a substantial portion of sales to any of its large volume customers for whatever reason (including, but not limited to, loss of contracts, reduced or delayed customer requirements, plant shutdowns, strikes or other work stoppages affecting production by such customers) could have a significant adverse effect on the Company's financial results. During fiscal 2000, DaimlerChrysler AG (which owns Chrysler, Mercedes-Benz AG and Freightliner Corporation) accounted for approximately $617 million of sales for CVS, $369 million of sales for LVS and $7 million of sales for LVA, or 18% of the total sales of the Company.

     Except as noted above with respect to the North American market for heavy-duty trucks and trailers, LVS and CVS generally compete for new business from OEMs both at the beginning of the development of new vehicle platforms and upon the redesign of existing platforms. New platform development generally begins two to four years prior to start-up of production. Once a supplier has been designated to supply products to a new platform, an OEM will generally continue to purchase those products from the supplier for the life of the platform, which typically lasts four to six years.

     Aftermarkets. CVS also provides its truck and trailer products and off-highway and specialty products to OEMs, dealers and distributors in the aftermarket. LVA sells its products primarily to wholesale distributors, retailers and installers. The light vehicle aftermarket includes fewer and larger customers as the market consolidates and as OEMs increase their presence in the market.

     Coil Coating. The Company's Coil Coating customers include steel companies, service centers and end manufacturers engaged in the transportation, appliance, construction and furniture industries.

COMPETITION

     Each of the Company's businesses operates in a highly competitive environment.

     LVS and CVS compete worldwide with a number of United States and international vehicle manufacturers and independent suppliers. Some of these competitors are larger and some are smaller than the Company in terms of resources and market shares. The principal competitive factors are price, quality, service, product performance, design and engineering capabilities, new product innovation and timely delivery. LVS has numerous competitors across its various product lines worldwide. In North America, the major competitors of CVS are Eaton Corporation and Dana Corporation. In addition, certain OEMs manufacture for their own use products of the types supplied by the Company, and any future increase in this activity could displace sales by the Company.

     LVA competes with both OEMs and independent suppliers in North America and Europe and serves the market through its own sales force as well as a network of manufacturers' representatives. Competitive factors include customer loyalty, competitive pricing, customized service, quality, timely delivery, product development and manufacturing process efficiency.

     The Company's Coil Coating operation competes with other coil coaters and with internal paint systems.

RAW MATERIALS AND SUPPLIES

     The Company believes it has adequate sources for the supply of raw materials and components for its business segments' manufacturing needs with suppliers located around the world. The Company does, however, concentrate its purchases of certain raw materials and parts over a limited number of suppliers, some of which are located in developing countries, and is dependent upon the ability of its suppliers to meet performance and quality specifications and delivery schedules. Although the Company historically has not experienced any significant difficulties in obtaining an adequate supply of raw materials and components necessary for its manufacturing operations, the loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could have an adverse effect on the Company.

STRATEGIC INITIATIVES

     ArvinMeritor regularly considers various strategic and business opportunities, including licensing agreements, marketing arrangements and acquisitions, and reviews the prospects of its existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued.

     The industry in which the Company operates continues to experience significant consolidation among suppliers. This trend is due in part to globalization and increased outsourcing of product engineering and manufacturing by OEMs, and in part to OEMs reducing the total number of their suppliers by more frequently awarding long-term, sole-source or preferred supplier contracts to the most capable global suppliers. Scale is an important competitive factor, with the largest industry participants able to maximize key resources and contain costs.

     Consistent with this trend, the Company's primary strategic initiative in fiscal year 2000 was the Merger. Arvin and Meritor determined to enter into the Merger in order to enhance the financial strength and diversity of operations and product lines of both companies and better position themselves to take advantage of global opportunities. In addition, the Company believes that efficiencies and cost savings resulting from the Merger should enable it to improve upon and increase its strategic options and lower its average cost of capital. Annual pre-tax synergies are estimated to be approximately $50 million in fiscal year 2001, increasing to approximately $100 million in fiscal year 2003.

     In addition, on November 30, 1999, the Company sold its LVS seat adjusting systems business for approximately $135 million cash. The Company had determined that retention of this business was not consistent with the LVS strategy of developing its market position in aperture systems and undercarriage components and systems.

     On November 8, 2000, the Company announced restructuring actions to realign operations at selected facilities throughout the world, with a cost of approximately $90 million. The Company expects these restructuring activities to reduce operating costs by approximately $25 million in fiscal year 2001 and $50 million in fiscal year 2002 and thereafter. The Company also recorded a restructuring charge of $26 million in the third quarter of fiscal 2000 relating to workforce reductions and other facility-related costs for the rationalization of operations. See Notes 6 and 24 of the Notes to Consolidated Financial Statements in the 2000 Annual Report.

     No assurance can be given as to whether or when any additional strategic initiatives will be consummated in the future. The Company will continue to consider acquisitions as a means of further expansion, but cannot predict whether its participation or lack of participation in industry consolidation will ultimately be beneficial to the Company. If an agreement with respect to any additional acquisitions were to be reached, the Company could finance such acquisitions by issuance of additional debt or equity securities. The additional debt from any such acquisitions, if consummated, could increase the Company's debt to capitalization ratio. In addition, the ultimate benefit of any acquisition would depend on the ability of the Company to successfully integrate the acquired entity or assets into its existing business and to achieve any projected synergies.

JOINT VENTURES

     As the automotive industry has become more globalized, joint ventures and other cooperative arrangements have become an important element of the business strategies of the Company. At September 30, 2000, the Company had interests in joint ventures with operations in the United States, Argentina, Belgium, Brazil, Canada, China, Colombia, the Czech Republic, Germany, Hungary, India, Italy, Japan, Mexico, Peru, the Philippines, South Africa, Spain, Turkey, Venezuela and the United Kingdom.

     In accordance with accounting principles generally accepted in the United States, the consolidated financial statements of the Company include the operating results of those majority-owned joint ventures in which the Company has control. Consolidated joint ventures include the Company's 57%-owned joint venture with Mitsubishi Steel Manufacturing Co. (suspension products for passenger cars, light trucks and sport utility vehicles); and its 50.1% and 75% interests in two joint ventures with Kayaba Industries Inc. (ride control products). Unconsolidated joint ventures of the Company include its 50%-owned joint venture with WABCO

(ABS systems for heavy-duty commercial vehicles); its 50%-owned joint venture with ZF (transmissions and clutches); its 50% interests in Arvin Sango Inc. and Arvin Exhaust GmbH (exhaust systems); and its 49% interest in Zeuna Starker GmbH & Co. (exhaust systems).

     In February 2000, the Company acquired an additional 20% interest in an exhaust joint venture in Shanghai, China, bringing its total ownership to 55%.

RESEARCH AND DEVELOPMENT

     The Company has significant research, development, engineering and product design capabilities. The Company spent approximately $115 million, $117 million and $111 million in fiscal 2000, 1999 and 1998, respectively, on research, development and engineering. At September 30, 2000, the Company employed approximately 1,700 professional engineers and scientists.

     Pursuant to a transitional services agreement entered into with Rockwell, Rockwell's Science Center provided assistance to the Company in the development of various technological and product advancements through September 30, 2000. This arrangement has now expired.

PATENTS AND TRADEMARKS

     Numerous United States and foreign patents and patent applications are owned or licensed by the Company in its manufacturing operations and other activities. While in the aggregate these patents and licenses are considered important to the operation of the Company's businesses, management does not consider them of such importance that the loss or termination of any one of them would materially affect a business segment or the Company as a whole. (See Item
3. Legal Proceedings for information with respect to a patent infringement lawsuit filed against the Company by Eaton Corporation and an adverse judgment in the case.)

     The Company's name, its registered trademarks Arvin(TM) and Meritor(TM) and its symbol are important to its business. Other significant trademarks owned by the Company include Golde(R)(sunroofs) and Fumagalli(TM) (wheels) with respect to LVS; Gabriel(R) (shock absorbers and struts), Purolator(R)(filters) and Maremont(R) (exhaust products) with respect to LVA; and ROR(R) (trailer axles) with respect to CVS. Under the terms of an agreement entered into by Meritor and Rockwell in 1997, the Company may continue to apply the "Rockwell" brand name to its products until September 30, 2007.

EMPLOYEES

     At September 30, 2000, the Company had approximately 36,000 full-time employees. At that date, approximately 7,400 Company employees in the United States and Canada were covered by collective bargaining agreements. The Company believes its relationship with unionized employees is satisfactory. No significant work stoppages have occurred in the past five years.

ENVIRONMENTAL MATTERS

     Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have had, and will continue to have, an impact on the manufacturing operations of the Company. Thus far, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on the Company's liquidity and capital resources, competitive position or financial statements.

     The Company has been designated as a potentially responsible party at ten Superfund sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's potential liability has been finally determined. Management estimates the total reasonably possible costs the Company could incur for the remediation of Superfund sites at September 30, 2000 to be approximately $20 million, of which probable costs of $13 million had been accrued.

     Various other lawsuits, claims and proceedings have been asserted against the Company alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the Company could incur at September 30, 2000 to be approximately $50 million. ArvinMeritor expects that any amounts that may be required to be paid in excess of recorded reserves of $25 million will not have a material adverse effect on the Company's financial condition.

     Based on its assessment and after consulting with Vernon G. Baker, II, Esq., General Counsel of the Company, management believes that the Company's expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the Company's liquidity and capital resources, competitive position or financial statements. Management cannot assess the possible effect of compliance with future requirements.

INTERNATIONAL OPERATIONS

     Approximately 52% of ArvinMeritor's total assets as of September 30, 2000, 50% of fiscal 2000 sales, and 46% of pro forma combined fiscal 2000 sales were outside the United States. Note 22 of the Notes to Consolidated Financial Statements in the 2000 Annual Report includes financial information by geographic area for the three fiscal years ended September 30, 2000.

     Management believes that international operations have significantly benefited the financial performance of the Company. However, the Company's international operations are subject to a number of risks inherent in operating abroad, including, but not limited to, risks with respect to currency exchange rate fluctuations, local economic and political conditions, disruptions of capital and trading markets, restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs), changes in legal or regulatory requirements, import or export licensing requirements, limitations on the repatriation of funds, difficulty in obtaining distribution and support, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and tax laws. There can be no assurance that these risks will not have a material adverse impact on the Company's ability to increase or maintain its foreign sales or on its financial condition or results of operations.

     During fiscal 2000, the Company's sales and operating income were negatively impacted by approximately $130 million and $20 million, respectively, due to exchange rate changes. (See Chief Financial Officer's
Review -- Management's Discussion and Analysis -- Results of Operations in the 2000 Annual Report.) The impact that the euro and other currencies will have on the Company's sales and operating income is difficult to predict in the upcoming year.

     The Company enters into foreign currency forward exchange contracts to minimize the risk of unanticipated gains and losses from currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. It is the policy of the Company not to enter into derivative financial instruments for speculative purposes and therefore the Company holds no derivative instruments for trading purposes. The Company has not experienced any material adverse effect on its consolidated financial position, results of operations or cash flow related to these foreign currency forward exchange contracts. (See Chief Financial Officer's Review -- Management's Discussion and Analysis -- Quantitative and Qualitative Disclosures about Market Risk in the 2000 Annual Report.)

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

     The Company is engaged in business in some of the countries that participate in the European Monetary Union, and sales for fiscal 2000 in these countries were approximately 17% of the Company's total sales. In addition, the Company enters into foreign currency forward exchange contracts with respect to several of the existing currencies that have been subsumed into the euro and has borrowings in participating currencies primarily under its bank revolving credit arrangements. The Company has analyzed the potential effects of the euro conversion on competitive conditions, information technology and other systems, currency risks, financial instruments and contracts, and has examined the tax and accounting consequences of euro conversion, and believes that the conversion will not have a material adverse effect on its business, operations and financial condition.

     The Company is making the necessary adjustments to accommodate the conversion, including modifications to its information technology systems and programs, pricing schedules and financial instruments. The Company expects that all necessary actions will be completed in a timely manner, and that the costs associated with the conversion to the euro will not be material.

SEASONALITY; CYCLICALITY

     LVS and CVS may experience seasonal variations in the demand for their products to the extent automotive vehicle production fluctuates. Historically, for both segments, such demand has been somewhat lower in the Company's first and fourth fiscal quarters (the fourth and third calendar quarters, respectively) when OEM plants may close during model changeovers and vacation and holiday periods.

     In addition, the industry in which LVS and CVS operate has been characterized historically by periodic fluctuations in overall demand for trucks, passenger cars and other vehicles for which the Company supplies products, resulting in corresponding fluctuations in demand for products of the Company. Cycles in the major automotive industry markets of North America and Europe are not necessarily concurrent or related. The cyclical nature of the automotive industry is outside the control of the Company and cannot be predicted with certainty. The Company has sought and will continue to seek to expand its operations globally to mitigate the effect of periodic fluctuations in demand of the automotive industry in one or more particular countries.

     The following table sets forth vehicle production in principal markets served by LVS and CVS for the last five fiscal years:

                                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                                          ------------------------------------
                                                          1996    1997    1998    1999    2000
                                                          ----    ----    ----    ----    ----
Light Vehicles (in millions):
  North America.........................................  15.1    15.2    15.4    16.9    17.5
  South America.........................................   1.8     2.1     2.0     1.5     2.0
  Europe................................................  14.5    15.2    17.7    18.2    19.3
  Asia/Pacific (calendar year data).....................  16.6    17.1    15.4    15.6    17.5
Commercial Vehicles (in thousands):
  North America, Heavy-Duty Trucks......................   203     201     245     292     269
  North America, Medium-Duty Trucks.....................   125     138     141     175     165
  North America, Trailers...............................   266     252     327     366     367
  Europe, Trailers......................................    91      81     130     124     119

---------------
Source: Automotive industry publications and management estimates

     Recent declines in several of the Company's principal markets, including commercial vehicle markets in North America and the light vehicle aftermarket, together with plant shutdowns by North American OEM customers, had a negative effect on the Company's financial results in fiscal year 2000. See Chief Financial Officer's Review -- Management's Discussion and Analysis -- Overview and Outlook and -- Results of Operations in the 2000 Annual Report for information on recent downturns in certain markets and their effects on the Company's sales and earnings. The Company's most recent outlook for fiscal year 2001 shows a 40% decline in North American production in the heavy-duty commercial truck and trailer markets. For light vehicle production, the Company currently expects a 10% decline in North America and a 2% decline in Europe during fiscal year 2001.

CAUTIONARY STATEMENT

     This Annual Report on Form 10-K contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions, the demand for commercial, specialty and light vehicles for which the Company supplies products; risks inherent in operating abroad; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the Company, its customers and suppliers; successful integration of acquired or merged businesses; achievement of the expected annual savings and synergies from past and future business combinations; competitive product and pricing pressures; the amount of the Company's debt; as well as other risks and uncertainties, including those detailed herein and from time to time in other filings of the Company with the Securities and Exchange Commission. See also "Customers; Sales and Marketing," "Competition," "Raw Materials and Supplies," "Strategic Initiatives," "International Operations" and "Seasonality; Cyclicality" in this Annual Report on Form 10-K, and Chief Financial Officer's Review -- Management's Discussion and Analysis in the 2000 Annual Report. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.  PROPERTIES.

     At September 30, 2000, the Company's operating segments operated the following facilities in the United States, Europe, South America, Canada, Mexico, Australia, South Africa and the Far East:

                                     MANUFACTURING   ENGINEERING FACILITIES, SALES OFFICES, WAREHOUSES
                                      FACILITIES                    AND SERVICE CENTERS
                                     -------------   -------------------------------------------------
LVS................................      87                       49
CVS................................      37                       44
LVA................................      23                       29
Other..............................      4                        2

     These facilities had an aggregate floor space of approximately 32.5 million square feet, substantially all of which is in use. The Company owned approximately 74% and leased approximately 26% of this floor space. There are no major encumbrances (other than financing arrangements which in the aggregate are not material) on any of the Company's plants or equipment. In the opinion of management, the Company's properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2000 is as follows:

                                     OWNED                               LEASED
                                  FACILITIES                           FACILITIES
                       ---------------------------------    ---------------------------------
      LOCATION          LVS      CVS      LVA     OTHER      LVS      CVS      LVA     OTHER     TOTAL
      --------         ------   ------   ------   ------    ------   ------   ------   ------    ------
                                                (IN THOUSANDS OF SQUARE FEET)
United States........   3,986    4,698    2,043      642       533      999      900      479    14,280
Canada...............     446      413       --       --       104      120      107       --     1,190
Europe...............   3,462    2,934    1,076       --     1,738      139      868       --    10,217
Asia/Pacific.........     341      677       --       --       181    1,255      597       --     3,051
Latin America........     958    2,092       --       --        89      142      188       --     3,469
Africa...............     304       --       --       --        --       11        1       --       316
          Total......   9,497   10,814    3,119      642     2,645    2,666    2,661      479    32,523

ITEM 3.  LEGAL PROCEEDINGS.

     On July 17, 1997 Eaton Corporation filed suit against Rockwell in the U.S. District Court in Wilmington, Delaware, asserting infringement of Eaton's U.S. Patent No. 4850236, which covers certain aspects of heavy-duty truck transmissions, by the Company's Engine Synchro Shift(TM) transmission for heavy-duty trucks, and seeking damages and injunctive relief. Meritor was joined as a defendant on June 11, 1998, and trial in this matter began on June 23, 1998. On July 1, 1998, the jury rendered a verdict in favor of Eaton, finding that Meritor had infringed Eaton's patent and awarding compensatory damages in an amount equal to 13% of total product sales. At September 30, 2000, said damages totalled approximately $3.75 million. A judgment was entered on July 17, 1998. Because the jury found the infringement to be willful, the judge in the case has discretion to increase the damages to an amount up to three times the amount of the award. Eaton's request for a permanent injunction is pending. A separate phase of the trial with respect to Meritor's allegations of inequitable conduct by Eaton in obtaining its patent was held from April 19-21, 1999. The judge is expected to rule on this phase of the proceedings at the same time as he rules on Eaton's request for a permanent injunction and the damage issue. The Company is considering further actions, including post-trial motions and an appeal to the United States Court of Appeals for the Federal Circuit. Based on advice of M. Lee Murrah, Esq., Assistant General Counsel of the Company, management believes the Company's truck transmissions do not infringe Eaton's patent. The Company intends to continue to defend this suit vigorously.

     Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the Company or its subsidiaries relating to the conduct of the Company's business, including those pertaining to product liability, intellectual property, environmental, safety and health, and employment matters.

     Included in these matters are claims for alleged asbestos-related personal injuries, which arose from products manufactured prior to 1977 by a subsidiary acquired by Arvin in 1986. During fiscal years 1995 through 2000, the Company and its predecessors paid asbestos-related claims of approximately $35 million, substantially all of which was reimbursed by insurance. Management believes that existing insurance coverage will reimburse substantially all of the potential liabilities and expenses related to pending cases.

     The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company. However, based on its evaluation of matters which are pending or asserted and after consulting with Vernon G. Baker, II, Esq., General Counsel of the Company, management believes the disposition of such matters will not have a material adverse effect on the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     See the information reported under Item 4. Submission of Matters to a Vote of Security Holders in the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 2000, with respect to a special meeting of shareowners of Meritor held July 6, 2000. There were no other matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age, positions and offices held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of December 15, 2000 are as follows:

     LARRY D. YOST, 62 -- Chairman of the Board and Chief Executive Officer. Chairman of the Board and Chief Executive Officer of Meritor from May 1997 to July 2000; Acting President, Light Vehicle Systems of Meritor from January 1998 to March 1999; Senior Vice President, President, Automotive and Acting President, Heavy Vehicle Systems of Rockwell (electronic controls and communications) from March 1997 to September 1997; President, Heavy Vehicle Systems of Rockwell from November 1994 to March 1997.

     V. WILLIAM HUNT, 56 -- Vice Chairman and President. Chairman of the Board, President and Chief Executive Officer of Arvin from April 1999 to July 2000; President and Chief Executive Officer of Arvin from

May 1998 to April 1999; President and Chief Operating Officer of Arvin from 1996 to May 1998; Executive Vice President of Arvin from 1990 to 1996.

     VERNON G. BAKER, II, 47 -- Senior Vice President, General Counsel and Secretary. Senior Vice President, General Counsel and Secretary of Meritor from August 1999 to July 2000; Vice President and General Counsel, Corporate Research and Technology of Hoechst Celanese Corporation, a subsidiary of Hoechst AG (pharmaceuticals and industrial chemicals), from 1989 to July 1999.

     GARY L. COLLINS, 54 -- Senior Vice President, Human Resources. Senior Vice President, Human Resources of Meritor from August 1997 to July 2000; Vice President -- Human Resources and Government Relations, Automotive of Rockwell from September 1991 to September 1997.

     LINDA M. CUMMINS, 52 -- Senior Vice President, Communications. Senior Vice President, Communications of Meritor from April 2000 to July 2000; Vice President, Communications of Meritor from August 1999 to April 2000; Vice President of Advanced Marketing and Worldwide Communications of United Technologies Automotive (automotive component supplier) from August 1997 to August 1999; Vice President of Communications and External Affairs of United Technologies Automotive from June 1996 to August 1997; Director of Broadcast News/Global News Department of Ford Motor Company (automotive) from 1993 to 1996.

     WILLIAM K. DANIEL, 35 -- Senior Vice President and President, Light Vehicle Aftermarket. President of Arvin Replacement Products business group from December 1999 to July 2000; Managing Director of Arvin Replacement Products in Europe from January 1998 to November 1999; Managing Director of Gabriel Europe from May 1996 to December 1997; Vice President, Sales, of Arvin Replacement Products from 1995 to 1996.

     JUAN L. DE LA RIVA, 56 -- Senior Vice President, Corporate Development and Strategy. Senior Vice President, Business Development of Meritor from February 2000 to July 2000; Senior Vice President, Business Development and Communications of Meritor from February 1999 to February 2000; Vice President, Business Development and Communications of Meritor from September 1998 to February 1999; Managing Director -- Wheels, Light Vehicle Systems of Meritor from September 1997 to September 1998; Managing Director -- Wheels, Light Vehicle Systems of Rockwell, from 1994 to September 1997.

     THOMAS A. GOSNELL, 50 -- Senior Vice President and President, Commercial Vehicle Systems. Senior Vice President and President, Heavy Vehicle Systems Aftermarket Products of the Company from July 2000 to November 2000; Senior Vice President and President, Worldwide Aftermarket of Meritor from September 1999 to July 2000; Vice President and General Manager, Aftermarket, of Meritor from February 1998 to September 1999; General Manager, Worldwide Aftermarket Services, Heavy Vehicle Systems, of Meritor from September 1997 to February 1998; General Manager, Worldwide Aftermarket Services, Heavy Vehicle Systems, of Rockwell from November 1996 to September 1997; General Manager - North America, Aftermarket Services, Heavy Vehicle Systems, of Rockwell from June 1991 to November 1996.

     PERRY L. LIPE, 54 -- Senior Vice President and Chief Information Officer. Vice President, Information Technology, of Arvin from September 1998 to July 2000; Vice President, Information Technology, of Fisher Controls International, Inc. (valves, regulators and instrumentation) from September 1992 to August 1998.

     WILLIAM M. LOWE, 47 -- Vice President and Controller. Vice President, Financial Operations and Chief Accounting Officer of Arvin from June 1998 to July 2000; Corporate Controller and Chief Accounting Officer of Arvin from 1994 to June 1998.

     THOMAS A. MADDEN, 47 -- Senior Vice President and Chief Financial Officer. Senior Vice President and Chief Financial Officer of Meritor from May 1997 to July 2000; Vice President and Senior Vice President -- Finance, Automotive of Rockwell from March 1997 to September 1997; Vice President, Corporate Development of Rockwell from September 1996 to March 1997; Vice
President -- Finance & Administration, Light Vehicle Systems of Rockwell from May 1996 to September 1996; Vice President -- Finance & Administration, Automotive of Rockwell from October 1994 to May 1996.

     TERRENCE E. O'ROURKE, 53 -- Senior Vice President and President, Light Vehicle Systems. Senior Vice President and President, Light Vehicle Systems of Meritor from March 1999 to July 2000; Group Vice President and President -- Ford Division of Lear Corporation (automotive component supplier) from January 1996 to January 1999; President -- Chrysler Division of Lear Corporation from October 1994 to January 1996.

     A. R. SALES, 52 -- Senior Vice President and President, Roll Coater. Vice President and Treasurer of the Company from July 2000 to October 2000; Executive Vice President and Chief Financial Officer of Arvin -- Roll Coater, Inc. from January 1999 to July 2000; Vice President and Treasurer of Arvin from April 1997 to December 1998; Treasurer of Arvin from September 1990 to April 1997.

     S. CARL SODERSTROM, 47 -- Senior Vice President, Engineering, Quality and Procurement. Senior Vice President, Engineering, Quality and Procurement of Meritor from February 1998 to July 2000; Vice President, Engineering and Quality, Heavy Vehicle Systems of Meritor from September 1997 to February 1998; Vice President, Engineering and Quality, Heavy Vehicle Systems of Rockwell from October 1995 to September 1997; Director of Development -- Operator Interface and Logic Division of Allen-Bradley Company, LLC (automation), a subsidiary of Rockwell, from 1993 to October 1995.

     DIANE M. STELFOX, 43 -- Vice President, Corporate Development. Vice President and Controller of Meritor from September 1998 to July 2000; Assistant Controller of Meritor from January 1998 to September 1998; Controller -- Body Systems N.A. of ITT Automotive, Inc. (automotive component supplier) from 1995 to 1997.

     CRAIG M. STINSON, 39 -- Senior Vice President and President, Exhaust Systems. Executive Vice President, Exhaust Systems of the Company from July 2000 to September 2000; Executive Vice President, Exhaust Systems, of Arvin from January 2000 to July 2000; Vice President -- General Motors Business Group, Exhaust Systems, of Arvin from June 1998 to January 2000; and Vice
President -- DaimlerChrysler Business Group, Exhaust Systems, of Arvin from February 1995 to June 1998.

     FRANK A. VOLTOLINA, 40 -- Vice President and Treasurer. Vice President and Treasurer of Mallinckrodt Inc. (medical products) from October 1997 to October 2000; Staff Vice President-Director of Corporate Tax of Mallinckrodt from October 1995 to October 1997; Assistant Controller-Director of Corporate Tax of Mallinckrodt from January 1993 to September 1995.

     There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the above executive officers and any director, executive officer or person nominated to become a director or executive officer. No officer of the Company was selected pursuant to any arrangement or understanding between him or her and any person other than the Company. All executive officers are elected annually.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock, par value $1 per share, is listed on the New York Stock Exchange and trades under the symbol "ARM." On December 8, 2000, there were 44,798 shareowners of record of the Company's Common Stock.

     In connection with the Merger, each outstanding share of Meritor common stock was exchanged for 0.75 shares of the Company's Common Stock. The high and low sale prices per share of Meritor's common stock for each quarter in fiscal year 1999 and the first three quarters of fiscal year 2000, restated to reflect the exchange rate in the Merger, and the high and low sale prices per share of the Company's Common Stock for the fourth quarter of fiscal year 2000, were as follows:

                                           2000                    1999
                                    ------------------      ------------------
          QUARTER ENDED              HIGH        LOW         HIGH        LOW
          -------------             ------      ------      ------      ------
December 31.......................  $28.58      $20.00      $29.50      $18.83
March 31..........................   26.50       18.17       28.92       18.92
June 30...........................   22.33       14.67       35.33       20.92
September 30......................   18.63       13.75       34.67       26.17

     A quarterly cash dividend, in the amount of 22 cents per share of Company Common Stock, was declared and paid in the fourth quarter of fiscal 2000. Quarterly cash dividends, each in the amount of 10.5 cents per share of Meritor common stock (14 cents per share, after adjustment to reflect the exchange rate in the Merger), were declared and paid in each quarter of fiscal 1999 and the first three quarters of fiscal 2000.

     On July 10, 2000, the Company issued 750 shares of Common Stock to each of Steven C. Beering, Joseph P. Flannery, Robert E. Fowler, Jr., William D. George, Jr., Ivan W. Gorr, Richard W. Hanselman, Don J. Kacek, James E. Perrella and Martin D. Walker, newly-elected non-employee directors of the Company. All of these shares were issued pursuant to the terms of the Company's Directors Stock Plan and, in each case, the issuance was exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under Section 4(2).

     In July 2000 the Company's board of directors authorized the purchase of up to $100 million of the Company's Common Stock. Under the repurchase program, the Company expects to purchase shares periodically in the open market or through privately negotiated transactions. Through September 30, 2000, the Company had acquired approximately 3.1 million shares under this program at an aggregate cost of $53 million, or an average of $16.98 per share.

ITEM 6.  SELECTED FINANCIAL DATA.

     See the information in the table captioned Selected Financial Data in the 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     See the discussion and analysis under the caption Chief Financial Officer's Review -- Management's Discussion and Analysis in the 2000 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See Chief Financial Officer's Review -- Management's Discussion and Analysis -- Quantitative and Qualitative Disclosures About Market Risk in the 2000 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Statement of Consolidated Income, Consolidated Balance Sheet, Statement of Consolidated Cash Flows, Statement of Consolidated Shareowners' Equity, Notes to Consolidated Financial Statements, and Independent Auditors' Report in the 2000 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     See the information under the captions Election of Directors and Information as to Nominees for Directors and Continuing Directors in the 2001 Proxy Statement. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the directors or nominees for directors and any other director, executive officer or person nominated to become a director or executive officer. See also the information with respect to executive officers of the Company under Item 4a of Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

     See the information under the captions Compensation of Directors, Executive Compensation, Employment Agreement with V. William Hunt, Offer Letters to Other Executive Officers and Retirement Benefits in the 2001 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2001 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

     (1) Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries and are incorporated by reference in Item 8 from the 2000 Annual Report):

     Statement of Consolidated Income, years ended September 30, 2000, 1999 and 1998.

     Consolidated Balance Sheet, September 30, 2000 and 1999.

     Statement of Consolidated Cash Flows, years ended September 30, 2000, 1999 and 1998.

     Statement of Consolidated Shareowners' Equity, years ended September 30, 2000, 1999 and 1998.

     Notes to Consolidated Financial Statements.

     Independent Auditors' Report.

     (2) Financial Statement Schedule for the years ended September 30, 2000, 1999, and 1998.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  S-1
Schedule II -- Valuation and Qualifying Accounts............  S-2

     Schedules not filed with this Annual Report on Form 10-K are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or related notes.

     (3) Exhibits

3-a      Restated Articles of Incorporation of the Company, filed as
         Exhibit 4.01 to the Company's Registration Statement on Form
         S-4, as amended (Registration No. 333-36448)("Form S-4") is incorporated herein by reference.
3-b      By-laws of the Company, filed as Exhibit 4.02 to the Form
         S-4, is incorporated herein by reference.
4-a      Rights Agreement, dated as of July 3, 2000, between the
         Company and EquiServe Trust Company, N.A., as rights agent, filed as Exhibit 4.03 to the Form S-4, is incorporated herein by reference.
4-b Indenture, dated as of April 1, 1998, between the Company and The Chase Manhattan Bank, as trustee, filed as Exhibit 4 to Meritor's Registration Statement on Form S-3
         (Registration No. 333-49777), is incorporated by reference.
4-b-1 First Supplemental Indenture, dated as of July 7, 2000, to the Indenture, dated as of April 1, 1998, between the Company and The Chase Manhattan Bank, as trustee.
4-c Indenture dated as of July 3, 1990, as supplemented by a First Supplemental Indenture dated as of March 31, 1994, between the Company and Harris Trust and Savings Bank, as trustee, filed as Exhibit 4-4 to Arvin's Registration
         Statement on Form S-3 (Registration No. 33-53087), is incorporated by reference.
4-c-1 Second Supplemental Indenture, dated as of July 7, 2000, to the Indenture dated as of July 3, 1990, between the Company and Harris Trust and Savings Bank, as trustee.
4-d Indenture dated as of January 28, 1997 between the Company and Wilmington Trust Company, as trustee, filed as Exhibit
         4.4 to Arvin's Registration Statement on Form S-3
         (Registration No. 333-18521), is incorporated by reference.
4-d-1 First Supplemental Indenture dated as of January 28, 1997, to Indenture dated as of January 28, 1997, between the Company and Wilmington Trust Company, as trustee, filed as
         Exhibit 4.5 to Arvin's Current Report on Form 8-K dated
         February 10, 1997 (File No. 1-302), is incorporated by reference.
4-d-2    Second Supplemental Indenture dated as of July 7, 2000, to
         Indenture dated as of January 28, 1997, between the Company and Wilmington Trust Company.
10-a     Agreement and Plan of Reorganization dated as of April 6,
         2000, between Meritor, Arvin and Mu Sub, Inc., filed as
         Exhibit 2.1 to Meritor's Current Report on Form 8-K dated
         April 14, 2000 (File No. 1-13093), is incorporated by reference.
10-b-1   Five-Year Revolving Credit Agreement dated as of June 28,
         2000 among the Company, the foreign subsidiary borrowers and lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, The Chase Manhattan Bank as
         Syndication Agent, and Citicorp USA, Inc. and Bank of
         America, NA, as Documentation Agents, filed as Exhibit 10-a to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-15983), is incorporated by reference.
10-b-2   364-Day Credit Agreement dated as of June 28, 2000 among the
         Company, the lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, The Chase
         Manhattan Bank as Syndication Agent, and Citicorp USA, Inc.
         and Bank of America, NA, as Documentation Agents, filed as
         Exhibit 10-b to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (File No.
         1-15983), is incorporated by reference.
*10-c-1  The Company's 1997 Long-Term Incentives Plan, filed as
         Exhibit 10-a-1 to Meritor's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 1-13093)
         ("1997 Form 10-K"), is incorporated by reference.
*10-c-2  Form of Restricted Stock Agreement under the Company's 1997
         Long-Term Incentives Plan, filed as Exhibit 10-a-2 to the
         1997 Form 10-K, is incorporated by reference.

*10-c-3  Form of Option Agreement under the Company's 1997 Long-Term
         Incentives Plan, filed as Exhibit 10(a) to Meritor's
         Quarterly Report on Form 10-Q for the quarterly period ended
         March 31, 1998 (File No. 1-13093), is incorporated by
         reference.
*10-d-1  The Company's Directors Stock Plan, filed as Exhibit 10-b-1 to the 1997 Form 10-K, is incorporated by reference.
*10-d-2  Form of Restricted Stock Agreement under the Company's
         Directors Stock Plan, filed as Exhibit 10-b-2 to the 1997
         Form 10-K, is incorporated by reference.
*10-d-3  Form of Option Agreement under the Company's Directors Stock
         Plan, filed as Exhibit 10(b) to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998
         (File No. 1-13093), is incorporated by reference.
*10-e    The Company's Incentive Compensation Plan, filed as Exhibit
         10-c-1 to the 1997 Form 10-K, is incorporated by reference.
*10-f    Copy of resolution of the Board of Directors of the Company, adopted on July 6, 2000, providing for its Deferred
         Compensation Policy for Non-Employee Directors.
*10-g    The Company's Deferred Compensation Plan, filed as Exhibit
         10-e-1 to Meritor's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1998 (File No. 1-13093), is incorporated by reference.
*10-h    Arvin's 1998 Stock Benefit Plan, filed as Exhibit 10(A) to
         Arvin's Annual Report on Form 10-K for the fiscal year ended
         January 3, 1999 (File No. 1-302), is incorporated by
         reference.
*10-i    Arvin's 1988 Stock Benefit Plan, as amended, filed as
         Exhibit 10 to Arvin's Quarterly Report on Form 10-Q for the
         quarter ended July 3, 1988, and as Exhibit 10(E) to Arvin's
         Quarterly Report on Form 10-Q for the quarter ended July 4,
         1993 (File No. 1-302), is incorporated by reference.
*10-j    Employment Agreement, dated as of April 6, 2000, among the
         Company, Arvin and V. William Hunt, filed as Exhibit 10.01 to the Form S-4, is incorporated by reference.
*10-k-1  Employment offer letter between the Company and Larry D.
         Yost.
*10-k-2  Employment offer letter between the Company and Prakash R.
         Mulchandani.
*10-k-3  Employment offer letter between the Company and Terrence E.
         O'Rourke.
*10-k-4  Employment offer letter between the Company and Thomas A.
         Madden.
*10-l    Form of Arvin Change of Control Agreement, filed as Exhibit
         10(I) to Arvin's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (File No. 1-302), is
         incorporated by reference.
10-m     Distribution Agreement dated as of September 30, 1997 by and between Rockwell and Meritor, filed as Exhibit 2.1 to
         Meritor's Current Report on Form 8-K dated October 10, 1997
         (File No. 1-13093), is incorporated by reference.
10-n     Employee Matters Agreement dated as of September 30, 1997 by and between Rockwell and Meritor, filed as Exhibit 2.2 to
         Meritor's Current Report on Form 8-K dated October 10, 1997
         (File No. 1-13093), is incorporated by reference.
10-o     Tax Allocation Agreement dated as of September 30, 1997 by and between Rockwell and Meritor, filed as Exhibit 2.3 to
         Meritor's Current Report on Form 8-K dated October 10, 1997
         (File No. 1-13093), is incorporated by reference.
13       Portions of the 2000 Annual Report to Shareowners.
21       List of Subsidiaries of the Company.
23-a     Consent of M. Lee Murrah, Esq., Assistant General Counsel of
         the Company.
23-b     Consent of Vernon G. Baker, II, Esq., Senior Vice President,
         General Counsel and Secretary of the Company.
23-c     Independent auditors' consent.

24       Power of Attorney authorizing certain persons to sign this
         Annual Report on Form 10-K on behalf of certain directors
         and officers of the Company.
27       Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K, dated July 10, 2000, reporting under Item 2, Acquisition or Disposition of Assets, the consummation of the Merger on July 7, 2000; reporting under Item 5, Other Matters, that the Company is successor issuer to Meritor under Rule 12g-3 under the Securities Exchange Act of 1934; and filing under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, certain financial statements and exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARVINMERITOR, INC.

                                          By:    /s/ VERNON G. BAKER, II
                                            ------------------------------------
                                                    Vernon G. Baker, II
                                               Senior Vice President, General
                                                    Counsel and Secretary

Date: December 21, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 21st day of December, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

                   Larry D. Yost*                        Chairman of the Board and Chief Executive
                                                           Officer (principal executive officer) and
                                                           Director

                  V. William Hunt*                       Vice Chairman and President and Director

     Joseph B. Anderson, Jr., Steven C. Beering,         Directors
         Rhonda L. Brooks, John J. Creedon,
     Joseph P. Flannery, Robert E. Fowler, Jr.,
    William D. George, Jr., Richard W. Hanselman,
       Charles H. Harff, Victoria B. Jackson,
            Don J. Kacek, James E. Marley
                and Harold A. Poling*

                  Thomas A. Madden*                      Senior Vice President and Chief Financial
                                                           Officer (principal financial officer)

                  William M. Lowe*                       Vice President and Controller
                                                           (principal accounting officer)

        *By:         /s/ VERNON G. BAKER, II
  ------------------------------------------------
                Vernon G. Baker, II,
                 Attorney-in-fact**

                         **By authority of powers of attorney filed herewith

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners of ArvinMeritor, Inc.
Troy, Michigan

We have audited the consolidated financial statements of ArvinMeritor, Inc. and subsidiaries (formerly Meritor Automotive, Inc. and subsidiaries -- See Note 1) as of September 30, 2000 and 1999, and for each of the three years in the period ended September 30, 2000, and have issued our report thereon dated November 7, 2000; such financial statements and report are included in your 2000 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of ArvinMeritor, Inc. and subsidiaries, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE

Detroit, Michigan
November 7, 2000

                                                                     SCHEDULE II

                               ARVINMERITOR, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEAR ENDED SEPTEMBER 30, 2000, 1999, AND 1998

                                         BALANCE AT     CHARGED TO                           BALANCE AT
                                        BEGINNING OF    COSTS AND       OTHER                  END OF
DESCRIPTION                               YEAR(A)        EXPENSES     DEDUCTIONS    OTHER     YEAR(A)
-----------                             ------------    ----------    ----------    -----    ----------
Year ended September 30, 2000:
  Allowance for doubtful accounts.....     $10.4           $2.8         $2.4(b)     $10.9(d)   $21.7
Year ended September 30, 1999:
  Allowance for doubtful accounts.....     $13.8           $1.2         $3.9(b)     $(0.7)(c)   $10.4
Year ended September 30, 1998:
  Allowance for doubtful accounts.....     $11.6           $3.2         $1.0(b)     $  --      $13.8

---------------
(a) Includes allowances for trade and other long-term receivables.

(b) Uncollectible accounts written off.

(c) Includes increase in allowance of $1.8 million due to acquisition of businesses, less reversal of reserve of $2.5 million due to change in estimate of collectibility of note receivable.

(d) Includes increase in allowance of $11.9 million due to Merger.