Form 10-Q
period 2000-12-31
ARVINMERITOR INC
filed 2001-02-14
CIK 1113256

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended    December 31, 2000
                              ------------------------


Commission file number                 1-15983
                      ----------------------------


                               ArvinMeritor, Inc.

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


65,566,217 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on January 31, 2001.

                               ARVINMERITOR, INC.



                                      INDEX



PART I.  FINANCIAL INFORMATION:


                                                                                                          Page
                  Item 1.  Financial Statements:                                                          No.

                                Statement of Consolidated Income (Loss) - - Three
                                Months Ended December 31, 2000 and 1999..............................       2

                                Consolidated Balance Sheet - -
                                December 31, 2000 and September 30, 2000.............................       3

                                Statement of Consolidated Cash Flows - -
                                Three Months Ended December 31, 2000 and 1999........................       4

                                Notes to Consolidated Financial Statements...........................       5

                  Item 2.  Management's Discussion and Analysis
                           of Results of Operations and Financial Condition..........................      14

                  Item 3.  Quantitative and Qualitative Disclosures About
                           Market Risk...............................................................      18



PART II.          OTHER INFORMATION:

                  Item 1.  Legal Proceedings.........................................................      19

                  Item 2.  Changes in Securities and Use of Proceeds.................................      19

                  Item 5.  Other Information.........................................................      20

                  Item 6.  Exhibits and Reports on Form 8-K..........................................      20

Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                               ARVINMERITOR, INC.

                     STATEMENT OF CONSOLIDATED INCOME (LOSS)
                                   (Unaudited)



                                                                          Three Months Ended
                                                                              December 31,
                                                                      ---------------------------
                                                                          2000            1999
                                                                       -----------      ---------
                                                               (In millions, except per share amounts)

Sales.......................................................         $  1,659         $   1,136
Cost of sales   ............................................           (1,487)             (966)
                                                                    ---------         ---------

Gross margin................................................              172               170
Selling, general and administrative.........................             (102)              (79)
Amortization expense........................................               (6)               (4)
Restructuring costs and other charges.......................              (46)                -
Gain on sale of business....................................                -                83
                                                                     --------         ---------

Operating income............................................               18               170
Equity in earnings of affiliates............................                5                 9
Interest expense, net.......................................              (35)              (17)
                                                                     --------         ---------

(Loss) income before income taxes...........................              (12)              162
Benefit (provision) for income taxes........................                4               (63)
Minority interests..........................................               (2)               (2)
                                                                     --------         ---------

Net (loss) income...........................................         $    (10)        $      97
                                                                     ========         =========

Basic and diluted (loss) earnings per share.................         $  (0.15)        $    1.94
                                                                     ========         =========

Cash dividends per common share.............................         $   0.22         $    0.14
                                                                     ========         =========

Basic and diluted average common
         shares outstanding.................................             67.0              50.0
                                                                     ========         =========






See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                               ARVINMERITOR, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                                   December 31,
                                                                                       2000             September 30,
                                                                                   (Unaudited)              2000
                                                                                 -----------------     ----------------
                                 ASSETS                                                       (In millions)
Current assets:
     Cash and cash equivalents............................................             $   115              $   116
     Receivables (less allowance for doubtful accounts:
            December 31, 2000, $24; September 30, 2000, $22)..............               1,186                1,278
     Inventories..........................................................                 603                  583
     Other current assets.................................................                 208                  212
                                                                                       -------              -------
         Total current assets.............................................               2,112                2,189

Net property..............................................................               1,285                1,348
Net goodwill (less accumulated amortization:
     December 31, 2000, $55; September 30, 2000, $48) ....................                 797                  756
Other assets..............................................................                 451                  427
                                                                                       -------              -------

                      TOTAL...............................................             $ 4,645              $ 4,720
                                                                                       =======              =======

                LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
     Short-term debt......................................................             $   183              $   183
     Accounts payable.....................................................               1,002                1,058
     Accrued compensation and benefits....................................                 183                  203
     Accrued income taxes.................................................                   1                   27
     Other current liabilities............................................                 311                  254
                                                                                       -------              -------
         Total current liabilities........................................               1,680                1,725
                                                                                       -------              -------

Long-term debt............................................................               1,578                1,537
Accrued retirement benefits...............................................                 381                  382
Other liabilities.........................................................                  95                  113

Minority interests........................................................                  96                   96
Company-obligated manditorily redeemable preferred
     capital securities...................................................                  64                   74

Shareowners' equity:
     Common stock (December 31, 2000, 71.0 shares issued and 66.2 outstanding; September 30, 2000, 71.0 shares issued
           and 67.9 outstanding)..........................................                  71                   71
     Additional paid-in capital...........................................                 546                  546
     Retained earnings....................................................                 441                  466
      Treasury stock (December 31, 2000, 4.8 shares;
         September 30, 2000, 3.1 shares) .................................
                                                                                           (75)                 (53)
     Accumulated other comprehensive loss.................................                (232)                (237)
                                                                                       -------              -------

         Total shareowners' equity........................................                751                   793
                                                                                       -------              -------

                      TOTAL...............................................             $ 4,645              $ 4,720
                                                                                       =======              =======

See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                               ARVINMERITOR, INC.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                          ----------------------
                                                                                            2000          1999
                                                                                          --------      --------
                                                                                               (In millions)
OPERATING ACTIVITIES
Net (loss) income...............................................................      $   (10)            $   97
Adjustments to net (loss) income to arrive at cash provided by operating activities:
     Depreciation..............................................................            43                 32
     Amortization...............................................................            6                  4
     Gain on sale of business...................................................            -                (83)
     Restructuring, net of expenditures.........................................           45                  -
     Pension and retiree medical contributions..................................          (20)               (17)
     Other, net.................................................................           15                  6
     Changes in assets and liabilities, excluding effects of
       acquisitions, divestitures and foreign currency adjustments..............          (10)               (37)
                                                                                      -------             ------
         CASH PROVIDED BY OPERATING ACTIVITIES..................................           69                  2
                                                                                      -------             ------

INVESTING ACTIVITIES
Capital expenditures............................................................          (50)               (31)
Acquisition of businesses and investments.......................................          (14)               (10)
Proceeds from disposition of property and businesses............................            -                135
                                                                                      -------             ------
         CASH (USED FOR) PROVIDED BY INVESTING
         ACTIVITIES.............................................................          (64)                94
                                                                                      -------             ------

FINANCING ACTIVITIES
Net increase in revolving and other debt........................................           41                  7
Purchase of preferred capital securities........................................          (10)                 _
Cash dividends..................................................................          (15)                (7)
Purchases of treasury stock.....................................................          (22)               (91)
                                                                                      -------             ------
         CASH USED FOR FINANCING ACTIVITIES.....................................           (6)               (91)
                                                                                      -------             ------

Effect of exchange rate changes on cash.........................................            -                 (4)
                                                                                      -------             ------

CHANGE IN CASH..................................................................           (1)                 1
CASH AT BEGINNING OF PERIOD.....................................................          116                 68
                                                                                      -------             ------
CASH AT END OF PERIOD...........................................................      $   115             $   69
                                                                                      =======             ======





See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. ArvinMeritor, Inc. (the company or ArvinMeritor) is a leading global supplier of a broad range of integrated systems, modules and components serving light vehicle, commercial truck, trailer and specialty original equipment manufacturers and certain aftermarkets. The company also provides coil coating applications to the transportation, appliance, construction and furniture industries.

      On July 7, 2000, Meritor Automotive, Inc. (Meritor) and Arvin Industries, Inc. (Arvin) merged into ArvinMeritor. The merger was accounted for utilizing the purchase method of accounting. The financial information for the periods prior to July 7, 2000, reflect the results of Meritor and its consolidated subsidiaries prior to the merger. The information for the period after July 7, 2000, represents the results of ArvinMeritor and its consolidated subsidiaries.

      All prior periods' share and per share data have been restated to conform with the exchange of Meritor shares to ArvinMeritor shares on a one to
      0.75 basis in connection with the merger with Arvin (see Note 3).

      In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, including the financial statements incorporated by reference in the Form 10-K. The results of operations for the three-month period ended December 31, 2000 are not necessarily indicative of the results for the full year.

      It is the company's practice for each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

      Effective October 1, 2000, the company changed the date for the end of its fiscal year to the Sunday nearest September 30. The company's fiscal quarters end on the Sundays nearest December 31, March 31, and June 30. All year and quarter references relate to the company's fiscal year and fiscal quarters unless otherwise stated.

      Certain prior period amounts have been reclassified to conform with current period presentation.

2. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as hedges of an underlying transaction. The company adopted this standard, as amended, effective October 1, 2000. The adoption of this standard did not have a material impact on the financial position or results of operations of the company.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      The company uses forward exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables. These contracts help minimize the risk of loss from changes in exchange rates, and are generally of short duration (less than three months). The foreign currency denominated payables and receivables are remeasured on a quarterly basis and the forward exchange contracts are utilized to help offset the earnings impact of the remeasurement. The company has not elected to designate the forward exchange contracts as hedges. In addition to forward exchange contracts, the company has a currency swap embedded in a sales contract between a 49 percent owned affiliate and a wholly owned subsidiary, that does not qualify as a hedge per SFAS 133. The impact of fair valuing the foreign exchange contracts and the foreign currency swap is recognized in operating income. The first quarter 2000 net income impact of recording these items was immaterial.

      Forward exchange contracts were also utilized to hedge the purchase of equipment payable in foreign currency and were designated as fair value hedges of the firm commitment. The fair value of the firm commitment was recorded as an asset, the value of the forward contracts were recorded as a liability, and there was no impact to earnings during the quarter. The value of both the firm commitment and the forward exchange contracts are determined using the forward exchange rates, with all other critical terms of the forward contracts and the hedged transaction being the same. Therefore, the company has determined the change in fair value attributable to the risk being hedged is expected to be completely offset by the change in fair value of the forward contracts. Future assessments of hedge effectiveness will include verifying and documenting if the critical terms of the forward contracts and the firm commitment have changed.

      The company's financial instruments include cash, short- and long-term debt and foreign currency forward exchange contracts. As of December 31, 2000, the carrying values of the company's financial instruments approximated their fair values based on prevailing market prices and rates. The notional amount of outstanding foreign currency forward exchange contracts aggregated $239 million at December 31, 2000 and $222 million at September 30, 2000. It is the policy of the company not to enter into derivative instruments for speculative purposes.

3. On July 7, 2000, Meritor and Arvin merged to form ArvinMeritor. Under the terms of the merger agreement, each share of Meritor common stock was converted into the right to receive 0.75 shares of common stock of ArvinMeritor, and each share of Arvin common stock was converted into the right to receive one share of common stock of ArvinMeritor plus $2.00 in cash. In total, approximately 62.3 million shares of Meritor, 24.3 million shares of Arvin and $48.5 million in cash were exchanged for approximately
      71.0 million shares of ArvinMeritor.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      The merger was accounted for by the purchase method of accounting. Accordingly, the results of operations of Arvin are included with those of the company for the period subsequent to the date of the merger. The total estimated merger consideration of $576 million was allocated first to assets and liabilities based on their fair values as of the merger date, with the residual allocated to goodwill, which is being amortized on a straight-line basis over 40 years. Since the company assumed the stock options outstanding of Arvin, the fair value of these options was included in determining the fair value. The purchase price allocation is preliminary and may be revised up to one year from the date of acquisition due to appraisals of fixed assets, other fair value adjustments and the finalization of any potential plans of restructuring.

      A summary of the estimated fair market value of assets and liabilities acquired is as follows:


                                                                                  Fair
                                                                                 Value
                                                                               --------
        Current assets.................................................      $     945
        Property plant and equipment...................................            552
        Goodwill.......................................................            373
        Other assets...................................................            240
                                                                               --------
        Total assets...................................................          2,110
        Current liabilities............................................           (993)
        Long-term liabilities..........................................           (144)
        Long-term debt and capital securities..........................           (397)
                                                                               --------

        Fair market value..............................................      $     576
                                                                             =========

      The allocation of the purchase price has been revised from previously reported amounts to reflect appraisals which are substantially complete.

      The following unaudited pro forma consolidated results of operations for the period ended December 31, 1999 assume that the ArvinMeritor merger occurred as of the beginning of fiscal 2000 (in millions, except per share amounts):



                                                                                           Three Months Ended
                                                                                            December 31, 1999
                                                                                           --------------------

        Net sales............................................................                    $ 1,924
                                                                                                 =======

        Net income...........................................................                    $   116
                                                                                                 =======

        Basic  and diluted earnings per share................................                    $  1.56
                                                                                                 =======

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The pro forma data is not necessarily indicative of the results of operations of ArvinMeritor that would have been achieved if the merger had in fact occurred on such dates, or the results of operations of ArvinMeritor for any future period. The pro forma data does not give effect to any potential restructuring costs or to any potential cost savings or other synergies that could result from the merger.

4. In the first quarter of fiscal 2001, the company recorded a charge for restructuring and other costs of $46 million ($30 million after-tax, or $0.45 per basic and diluted share). The charge included severance and other employee costs of approximately $38 million related to a net reduction of approximately 850 employees, with the balance primarily associated with facility related costs from the rationalization of operations. As of December 31, 2000, approximately 30 employees had been terminated under this restructuring action.

     In the third quarter of fiscal 2000, the company recorded a restructuring charge of $26 million ($16 million after-tax, or $0.30 per basic and diluted share). The charge included severance and other employee costs of approximately $19 million related to a net reduction of approximately 500 employees, with the balance primarily associated with facility related costs from the rationalization of operations. As of December 31, 2000, approximately 210 employees had been terminated under this restructuring action.

      A summary of the restructuring activity as of December 31, 2000 is as follows:



                                                    Employee
                                                   Termination          Asset
                                                     Benefits        Impairment          Other            Total
                                                     --------        ----------          -----            -----

      Fiscal 2000 charge.........................    $      19         $       6        $       1         $      26
      Write-down of assets.......................            -                (6)               -                (6)
      Cash payments through 12/31/00.............           (9)                -                -                (9)
                                                     ---------         ---------        ---------         ---------
           Subtotal..............................           10                 -                1                11
                                                     ---------         ---------        ---------         ---------
      First quarter 2001 charge..................           38                 6                2                46
      Write-down of assets.......................            -                (6)               -                (6)
      Cash payments through 12/31/00.............           (1)                -                -                (1)
                                                     ---------         ---------        ---------         ---------
           Subtotal..............................           37                 -                2                39
                                                     ---------         ---------        ---------         ---------

      Reserve balance at 12/31/00................    $      47         $       -        $       3         $      50
                                                     =========         =========        =========         =========


     All restructuring actions related to the fiscal 1999 restructuring charge were substantially complete as of December 31, 2000.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5. In July 2000, the company's board of directors authorized a program to repurchase up to $100 million of its common stock. Under the program, the company will purchase shares periodically in the open market or through privately negotiated transactions as market conditions warrant and in accordance with Securities and Exchange Commission rules. As of December 31, 2000, 4,812,515 shares of ArvinMeritor common stock had been purchased under this program at an aggregate cost of approximately $75 million, or an average of $15.64 per share.

     In September 1999, Meritor's board of directors authorized the purchase of up to $125 million of Meritor's common stock and in February 2000, the board of directors authorized an additional $75 million for such purpose. Meritor purchased 5,120,400 shares at an aggregate cost of approximately $125 million, or an average of $24.51 per share, under these programs before they were suspended in February 2000 in anticipation of entering into a definitive agreement to merge with Arvin. The treasury stock was cancelled in connection with the merger.


6.   Inventories are summarized as follows (in millions):


                                                                            December 31,            September 30,
                                                                                2000                    2000
                                                                         -------------------     --------------------

      Finished goods..............................................           $     297               $      298
      Work in process.............................................                 143                      142
      Raw materials, parts and supplies...........................                 214                      195
                                                                             ---------               ----------
           Total..................................................                 654                      635
      Less allowance to adjust the carrying value of
           certain inventories to a last-in, first-out
           (LIFO) basis                                                             51                       52
                                                                             ---------               ----------

           Inventories............................................           $     603               $      583
                                                                             =========               ==========

7.   Other Current Assets are summarized as follows (in millions):


                                                                            December 31,            September 30,
                                                                                2000                    2000
                                                                          ------------------     --------------------

      Current deferred income taxes...............................            $     121              $      122
      Customer tooling............................................                   34                      37
      Prepaid expenses and other..................................                   53                      53
                                                                              ---------              ----------

           Other Current Assets...................................            $     208              $      212
                                                                              =========              ==========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.   Other Assets are summarized as follows (in millions):



                                                                            December 31,            September 30,
                                                                                2000                    2000
                                                                          ------------------     --------------------

      Long-term deferred income taxes.............................            $      17              $        9
      Investments in affiliates...................................                  207                     200
      Prepaid pension costs.......................................                   81                      78
      Net capitalized computer software costs.....................                   42                      41
      Patents, trademarks and licenses............................                   38                      38
      Other.......................................................                   66                      61
                                                                              ---------              ----------

           Other Assets...........................................            $     451              $      427
                                                                              =========              ==========


9.   Other Current Liabilities are summarized as follows (in millions):

                                                                            December 31,            September 30,
                                                                                2000                    2000
                                                                          ------------------     --------------------

      Accrued product warranties..................................            $      92              $       95
      Accrued taxes other than income taxes.......................                   39                      36
      Accrued restructuring.......................................                   50                      16
      Environmental reserves......................................                   11                      11
      Other.......................................................                  119                      96
                                                                              ---------              ----------

           Other Current Liabilities..............................            $     311              $      254
                                                                              =========              ==========

10.  Other Liabilities are summarized as follows (in millions):

                                                                            December 31,            September 30,
                                                                                2000                    2000
                                                                          ------------------     --------------------

      Environmental reserves......................................            $      27              $       27
      Deferred payments...........................................                   24                      34
      Other.......................................................                   44                      52
                                                                              ---------              ----------

           Other Liabilities......................................            $      95              $      113
                                                                              =========              ==========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11. Long-term Debt, net of discount where applicable, is summarized as follows (in millions):



                                                                            December 31,            September 30,
                                                                                2000                    2000
                                                                          ------------------     --------------------


      6 7/8 percent notes due 2001................................           $       75              $       75
      7.94 percent notes due 2005.................................                   50                      50
      6 3/4 percent notes due 2008................................                  100                     100
      7 1/8 percent notes due 2009................................                  150                     150
      6.8 percent notes due 2009..................................                  498                     498
      Commercial paper............................................                  535                     560
      Bank revolving credit facilities............................                  218                     194
      Lines of credit and other...................................                  135                      93
                                                                              ---------              ----------
         Subtotal.................................................                1,761                   1,720
      Less:  current maturities...................................                 (183)                   (183)
                                                                              ---------              ----------

          Long-term Debt..........................................            $   1,578               $   1,537
                                                                              =========               =========



12.  Accrued Retirement Benefits consisted of the following (in millions):



                                                                            December 31,            September 30,
                                                                                2000                    2000
                                                                          ------------------     --------------------

      Accrued retirement medical costs............................            $     324              $      325
      Accrued pension costs.......................................                   77                      76
      Other.......................................................                   25                      26
                                                                              ---------              ----------
             Total................................................                  426                     427
      Amount classified as current liability......................                   45                      45
                                                                              ---------              ----------
             Accrued Retirement Benefits..........................            $     381              $      382
                                                                              =========              ==========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

13. ArvinMeritor currently has three reportable operating segments: Light Vehicle Systems (LVS), Commercial Vehicle Systems (CVS) and Light Vehicle Aftermarket (LVA). LVS is a major supplier of exhaust systems, aperture systems (primarily roof and door systems) and undercarriage systems (primarily suspension, ride and motion control, and wheel products) for passenger cars, light trucks and sport utility vehicles to original equipment manufacturers. CVS is a leading supplier of drivetrain systems and components, including axles, brakes, and drivelines, for medium- and heavy-duty trucks, trailers and off-highway equipment and specialty vehicles. LVA supplies exhaust, ride control, filter products and accessories to the light vehicle aftermarket. Business units that are not focused on automotive products are classified as "Other." The company's Coil Coating division is the primary component of this classification.

      Segment information is summarized as follows (in millions):



                                                                            Three Months Ended
                                                                               December 31,
                                                                      ---------------------------
                                                                         2000              1999
                                                                      -----------      -----------
      Sales:
      Light Vehicle Systems..........................                  $     870      $       406
      Commercial Vehicle Systems.....................                        552              730
      Light Vehicle Aftermarket......................                        197                -
      Other..........................................                         40                -
                                                                       ---------      -----------
              Total..................................                  $   1,659      $     1,136
                                                                       =========      ===========

      Operating income:
      Light Vehicle Systems..........................                  $      52      $        31
      Commercial Vehicle Systems.....................                         12               56
      Light Vehicle Aftermarket......................                          3                -
      Other..........................................                         (3)               -
      Restructuring costs and other charges..........                        (46)               -
      Gain on sale of business.......................                          -               83
                                                                       ---------      -----------
           Operating income..........................                         18              170
      Equity in earnings of affiliates...............                          5                9
      Interest expense, net..........................                        (35)             (17)
                                                                       ---------      -----------
      (Loss) income before income taxes..............                        (12)             162
      Benefit (provision) for income taxes...........                          4              (63)
      Minority interests.............................                         (2)              (2)
                                                                       ---------      -----------

      Net (loss) income..............................                  $     (10)     $        97
                                                                       =========      ===========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

14.  Comprehensive (loss) income is summarized as follows (in millions):



                                                          Three Months Ended
                                                             December 31,
                                                      ---------------------------
                                                          2000            1999
                                                      ----------        ---------

      Net (loss) income.....................         $     (10)        $      97
      Foreign currency translation..........                 5                (7)
                                                     ---------         ---------

      Comprehensive (loss) income...........         $      (5)        $      90
                                                     =========         =========


15. On November 30, 1999, the company completed the sale of its Light Vehicle Systems seat adjusting systems business for approximately $135 million cash, resulting in a one-time gain of $83 million ($51 million after-tax, or $1.02 per basic and diluted share). The seat adjusting systems business had fiscal 1999 sales of approximately $130 million.

16. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, intellectual property, environmental, safety and health and employment matters.

      Included in these matters are claims for alleged asbestos-related personal injuries, which arose from products manufactured prior to 1977 by a subsidiary acquired by Arvin in 1986. During fiscal years 1995 through 2000, the company and its predecessors paid asbestos-related claims of approximately $35 million, substantially all of which were reimbursed by insurance. Management believes that existing insurance coverage will reimburse substantially all of the potential liabilities and expenses related to pending cases.

      Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's financial statements.

                               ARVINMERITOR, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

2001 First Quarter Compared to 2000 First Quarter

As is discussed in Note 1 of the notes to the consolidated financial statements, on July 7, 2000, Meritor and Arvin merged to form ArvinMeritor. The merger was accounted for as a purchase with Meritor designated as the acquiror. Accordingly, the historic financial information for periods prior to July 7, 2000, reflects only the results of Meritor and its consolidated subsidiaries. The information for the period after July 7, 2000, represents the results of ArvinMeritor and its consolidated subsidiaries. All prior periods' share and per share data have been restated to conform with the exchange of Meritor shares to ArvinMeritor shares on a one Meritor share for 0.75 ArvinMeritor shares basis, in connection with the merger. All references to pro forma amounts assume that the merger occurred at the beginning of each period presented, and do not give pro forma effect to any acquisitions or divestitures made by Arvin or Meritor.

Sales for the first quarter of 2001 were $1,659 million, an increase of $523 million over the same period last year. Included in the first quarter of fiscal 2001 are $759 million of sales attributable to the merger with Arvin. Excluding the impact of the merger, sales decreased $236 million, due to weak demand in the North American Commercial Vehicle Systems (CVS) markets, in addition to a negative impact of $54 million due to currency exchange and $31 million due to the sale of the Light Vehicle Systems (LVS) seat adjusting systems business in fiscal 2000. Pro forma sales, as if Arvin and Meritor had operated as a merged company in all periods, declined $265 million, or 14 percent compared to $1,924 million in the first quarter of fiscal 2000. Weak demand in the Light Vehicle Aftermarket (LVA) market, in addition to the CVS market, contributed to the pro forma sales decline. Reductions in North American light vehicle production also have contributed to the company's weaker sales.

First quarter 2001 operating income was $18 million, compared to $170 million in first quarter 2000. Before special items, operating income decreased $23 million, or 26 percent, to $64 million. Included in the first quarter of fiscal 2001 operating income is $27 million attributed to the merger with Arvin. The operating income decline was driven by a decrease in sales, primarily in CVS, as discussed above. Special items in the first quarter of fiscal year 2001 included charges of $46 million ($30 million after-tax, or $0.45 per share), related to the company's restructuring actions announced in November 2000 (see below). Special items in the prior year's first quarter included a net gain of $83 million ($51 million after-tax or $1.02 cents per share), principally due to the sale of the Light Vehicle Systems seat adjusting systems business. Pro forma operating income for the quarter, before special items, was down 49 percent from $125 million in last year's first quarter, resulting in a decrease in operating margins from 6.5 percent to 3.9 percent. The sales decline in the CVS and LVA segments drove the decrease in pro forma operating income and margins.

                               ARVINMERITOR, INC.

Net (loss) was $(10) million, or ($0.15) per basic and diluted shares for the quarter ended December 31, 2000, compared to $97 million for the same period last year. Before special items, net income was $20 million, or $0.30 per basic and diluted shares, a decrease of $26 million, or $0.62 per basic and diluted shares, from the first quarter 2000. On a pro forma basis, before special items, net income and earnings per share decreased $45 million and $0.57 per basic and diluted shares from first quarter 2000 net income of $65 million and $0.87 earnings per share.

Affiliate income for the quarter, weakened primarily by CVS North American affiliates, declined to $5 million, versus $9 million for the prior year's comparable period. Interest expense was up $18 million to $35 million, primarily due to higher debt levels of the combined company, and additional borrowings used to fund the share repurchase program. First quarter 2000 affiliate income and interest expense on a pro forma basis were $12 million and $34 million, respectively.

First quarter 2001 earnings were impacted by net lower depreciation and amortization expense associated with appraisal of the Arvin fixed assets recorded at their fair market value under purchase accounting which increased earnings by $0.05 per share. In addition, earnings per share declined $0.03 per share due to the bankruptcy filing of a major steel customer in the coil coating business, and $0.04 per share due to foreign currency exchange.

The first-quarter effective tax rate of 35.5 percent, was down from last year's
39.0 percent, and 37.5 percent on a pro forma basis, as expected, and is a direct result of the company's ongoing commitment to identifying and implementing strategic tax-planning initiatives. The company expects the full year's effective tax rate to approximate the first-quarter rate.

LVS sales were $870 million, up from $406 million as compared to last year's first quarter, of which $507 million is attributed to the merger with Arvin. Excluding the sales attributable to Arvin, LVS sales decreased $43 million. The sale of the LVS seat adjusting systems business negatively impacted LVS sales in the first quarter 2001 by $31 million. Operating margin was 6.0 percent, down from last year's first quarter margin of 7.6 percent. The lower depreciation expense (described above) increased operating margin by 0.8 percent in the first quarter. On a pro forma basis, sales were down slightly from $905 million in first quarter 2000, and operating margin was up from 5.5 percent for last year's pro forma first quarter. Continuing margin pressures and expected volume declines by the original equipment manufacturers could affect LVS operating margins throughout the full fiscal year.

CVS sales were $552 million, down from $730 million, or 24 percent lower, compared to last year's first quarter. Operating income was $12 million in the first quarter of 2001, reflecting operating margin of 2.2 percent, down from $56 million and 7.7 percent in first quarter 2000. The steep decline experienced in the last two fiscal quarters in the Class 8 North American truck volumes has resulted in a higher fixed-cost ratio, which negatively affects operating margins. CVS operating margins are expected to benefit in the second fiscal quarter, as a result of restructuring and other cost-reduction activities. Sales and operating income were $747 million and $59 million on a pro forma basis for first quarter 2000.

                               ARVINMERITOR, INC.

Light Vehicle Aftermarket sales were $197 million, with no sales in the first quarter of fiscal 2000 as this business is attributable to Arvin, and is accordingly included in the consolidated results for periods subsequent to the merger. Sales on a pro forma basis were down from $229 million, or 14 percent, as compared to last year's first quarter. LVA operating margin was 1.5 percent, down from 5.2 percent on a pro forma basis as of December 31, 1999. A continued downward trend in the North American market, and softer European volumes during the first quarter were major contributors to the decline in the pro forma year-over-year comparison of both sales and operating margin.

The company continued its share repurchase program, pursuant to which it is authorized to repurchase up to $100 million in company stock. As of December 31, 2000, the company had acquired 4,812,515 shares of its outstanding common stock, at an aggregate cost of $75 million.

In November 2000, the company announced a $90-million restructuring plan to realign operations to reflect the decline in the company's major markets. To comply with existing accounting rules, these charges are expected to be recorded throughout the fiscal year. Special charges related to restructuring actions were $46 million for the first quarter ($30 million after-tax or $0.45 per share). Approximately $11 million in charges related to restructuring actions are expected in the second fiscal quarter ending April 1, 2001. Anticipated restructuring-related charges of approximately $10 million and $8 million in the third and fourth fiscal quarters, respectively, will bring the total to $75 million. A further $15 million in costs related to the former Arvin businesses will be recorded in accordance with purchase accounting rules and will be charged against the balance sheet. That amount will be incremental to the goodwill resulting from the combination of Arvin and Meritor.


FINANCIAL CONDITION

Cash provided by operating activities for the first three months of fiscal 2001 was $69 million, an increase of $67 million compared to the first three months of fiscal 2000. Receivables drove this improvement, which was partially offset by declines in other working capital. Depreciation and amortization expense was $49 million for the first quarter of fiscal 2001. The company anticipates depreciation and amortization expense to be approximately $225 million for the entire fiscal year.

Capital expenditures were $50 million in the first three months of fiscal 2001, an increase of $19 million from the first three months of fiscal 2000 due to the merger with Arvin. The company anticipates full year fiscal 2001 capital expenditures of approximately $220 to $240 million. Cash provided by investing activities in the first three months of fiscal 2000 included $135 million in proceeds from the sale of the LVS seat adjusting systems business.

                               ARVINMERITOR, INC.

FINANCIAL CONDITION (cont'd)

Cash used for financing activities in the fiscal 2001 first quarter includes payments of $22 million for purchases of the company's common stock and $15 million for cash dividends. The company's first quarter dividend of 0.22 cents per share was paid on December 11, 2000, to shareowners of record on November 20, 2000. Cash provided by financing activities for the first three months of fiscal 2001 included a net increase in debt of $41 million, offset by purchases of the company's preferred capital securities of $10 million.

The company's long-term debt to capitalization ratio increased to 66 percent at December 31, 2000, from 64 percent at September 30, 2000.

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption "Environmental Matters" in the Chief Financial Officer's Review, Management's Discussion and Analysis in the company's 2000 Annual Report to Shareowners, incorporated by reference into the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Management believes that at December 31, 2000 there has been no material change to this information.

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

The company is engaged in business in some of the countries that participate in the European Monetary Union, and sales for fiscal 2000 in these countries were approximately 17 percent of the company's total sales. In addition, the company enters into foreign currency forward exchange contracts with respect to several of the existing currencies that will be subsumed into the Euro and has borrowings in participating currencies primarily under its revolving Credit Facility. The company has analyzed the potential effects of the Euro conversion on competitive conditions, information technology and other systems, currency risks, financial instruments and contracts, and has examined the tax and accounting consequences of Euro conversion, and believes that the conversion has not had and will not have a material adverse effect on its business, operations and financial condition.

The company is making the necessary adjustments to accommodate the conversion, including modifications to its information technology systems and programs, pricing schedules and financial instruments. The company expects that all necessary actions will be completed in a timely manner, and that the costs associated with the conversion to the Euro will not be material.

                               ARVINMERITOR, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to foreign currency exchange rate risk inherent in its sales, purchases, assets and liabilities denominated in currencies other than the U.S. dollar and interest rate risk associated with the company's debt. The company does enter into foreign currency forward exchange contracts to minimize the risk of unanticipated gains and losses from currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business (See Note 2 to the financial statements for information on accounting for these contracts). It is the policy of the company not to enter into derivative financial instruments for speculative purposes, and therefore, the company holds no derivative instruments for trading purposes.

The company has performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of December 31, 2000, the analysis indicated that such market movements would not have a material effect on the company's consolidated financial position, results of operations or cash flows. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

                               ARVINMERITOR, INC.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     As previously discussed under the heading "Item 3. Legal Proceedings" in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-15983), Eaton Corporation filed suit on July 17, 1997 against Rockwell International Corporation in the U.S. District Court in Wilmington, Delaware. In the suit, Eaton asserted infringement of an Eaton patent, which covers certain aspects of heavy-duty truck transmissions, by the company's Engine Synchro Shift(TM) transmission for heavy-duty trucks, and sought damages and injunctive relief. Meritor was joined as defendant on June 11, 1998. After trial, a jury rendered a verdict on July 1, 1998 in favor of Eaton, finding that Meritor had infringed Eaton's patent and awarding compensatory damages in an amount equal to 13% of total product sales. Because the jury found the infringement to be willful, the judge in the case has discretion to increase the damages to an amount up to three times the amount of the award. The judge has not yet ruled on the damage issue or on Eaton's request for an injunction.

     A separate phase of the trial was held in April 1999, without a jury, with respect to Meritor's allegations that Eaton had engaged in inequitable conduct in obtaining its patent, and that the patent was therefore unenforceable. On February 9, 2001, the judge ruled against the company on the second phase of the proceedings, finding that the company had not provided clear and convincing evidence of inequitable conduct by Eaton in obtaining its patent. The company intends to appeal the 1998 jury verdict and the 2001 order to the U.S. Court of Appeals for the Federal Circuit and is considering other further actions, including post-trial motions. Based on advice of M. Lee Murrah, Esq., Assistant General Counsel for the company, management believes the company's truck transmissions to not infringe Eaton's patent. The company intends to continue to defend this suit vigorously, however, the company has accrued for compensatory damages pursuant to generally accepted accounting principles.

Item 2. Changes in Securities and Use of Proceeds

     The company issued 569 shares of Common Stock on October 2, 2000, to each of Donald R. Beall and James E. Marley, non-employee directors of the company, pursuant to the terms of the company's Directors Stock Plan, in lieu of cash payment of the quarterly retainer fees for board service. The issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

Item 5. Other Information

     Cautionary Statement

     This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its customers and suppliers; successful integration of acquired or merged businesses; achievement of the expected annual savings and synergies from past and future business combinations; competitive product and pricing pressures; the amount of the company's debt; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the Securities and Exchange Commission. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Quantitative and Qualitative Disclosures about Market Risk" herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         10 - Agreement between the company and Prakash R. Mulchandani

         23 - Consent of M. Lee Murrah, Esq., Assistant General Counsel of the company

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ARVINMERITOR, INC.
                                            -------------------
                                                (Registrant)

Date        February 14, 2001         By    V.G. Baker, II
         ---------------------------        ------------------------------------
                                            V.G. Baker, II
                                            Senior Vice President,
                                            General Counsel and Secretary
                                            (For the Registrant)



Date        February 14, 2001         By    W. M. Lowe
         ---------------------------        ------------------------------------
                                            W. M. Lowe
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                               INDEX TO EXHIBITS

 EXHIBIT    10     Agreement between the company and Prakash R. Mulchandani

            23 Consent of M. Lee Murrah, Esq., Assistant General Counsel of the company