Form 10-Q
period 2001-04-01
ARVINMERITOR INC
filed 2001-05-16
CIK 1113256

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended      April 1, 2001
                              --------------------------------


Commission file number              1-15983
                      --------------------------------


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


65,868,313 shares of registrant's Common Stock, $1.00 par value, were outstanding on April 30, 2001.

                               ARVINMERITOR, INC.



                                      INDEX



PART I.  FINANCIAL INFORMATION:


                                                                            Page
         Item 1.  Financial Statements:                                     No.

                       Statement of Consolidated Income - - Three Months
                       and Six Months Ended March 31, 2001 and 2000.........  2

                       Consolidated Balance Sheet - -
                       March 31, 2001 and September 30, 2000................  3

                       Statement of Consolidated Cash Flows - -
                       Six Months Ended March 31, 2001 and 2000.............  4

                       Notes to Consolidated Financial Statements...........  5

         Item 2.  Management's Discussion and Analysis
                  of Results of Operations and Financial Condition.......... 15

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk............................................... 20


PART II. OTHER INFORMATION:

         Item 2.  Changes in Securities and Use of Proceeds................. 21

         Item 4.  Submission of Matters to a Vote of Security Holders....... 21

         Item 5.  Other Information......................................... 22

         Item 6.  Exhibits and Reports on Form 8-K.......................... 23

Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                               ARVINMERITOR, INC.

                        STATEMENT OF CONSOLIDATED INCOME
                                   (Unaudited)

                                        Three Months Ended     Six Months Ended
                                            March 31,              March 31,
                                        ------------------    ------------------
                                          2001       2000       2001       2000
                                        -------    -------    -------    -------
                                         (In millions, except per share amounts)

Sales ...............................   $ 1,787    $ 1,196    $ 3,446    $ 2,332
Cost of sales .......................    (1,598)    (1,000)    (3,085)    (1,966)
                                        -------    -------    -------    -------


Gross margin ........................       189        196        361        366
Selling, general and administrative .      (104)       (84)      (206)      (163)
Amortization expense ................        (8)        (4)       (14)        (8)
Restructuring costs and
  other charges......................        (9)         -        (55)         -
Gain on sale of business ............         -          -          -         83
                                        -------    -------    -------    -------

Operating income ....................        68        108         86        278
Equity in earnings of affiliates ....         4          8          9         17
Interest expense, net ...............       (38)       (18)       (73)       (35)
                                        -------    -------    -------    -------

Income before income taxes ..........        34         98         22        260
Provision for income taxes ..........       (11)       (37)        (7)      (100)
Minority interests ..................        (2)        (4)        (4)        (6)
                                        -------    -------    -------    -------

Net income ..........................   $    21    $    57    $    11    $   154
                                        =======    =======    =======    =======

Basic and diluted earnings
  per share..........................   $  0.32    $  1.22    $  0.17    $  3.18
                                        =======    =======    =======    =======

Cash dividends per common share .....   $  0.22    $  0.14    $  0.44    $  0.28
                                        =======    =======    =======    =======

Average common shares outstanding:
   Basic ............................      65.9       46.8       66.4       48.4
                                        =======    =======    =======    =======
   Diluted ..........................      65.9       46.9       66.4       48.4
                                        =======    =======    =======    =======










See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                               ARVINMERITOR, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                  March 31, 2001        September 30,
                                                                                   (Unaudited)              2000
                                                                                 -----------------     -----------------
                                 ASSETS                                                       (In millions)

Current assets:
     Cash and cash equivalents............................................             $    76               $   116
     Receivables (less allowance for doubtful accounts:
            March 31, 2001, $20; September 30, 2000, $22).................               1,199                 1,278
     Inventories..........................................................                 520                   583
     Other current assets.................................................                 216                   212
                                                                                       -------               -------
         Total current assets.............................................               2,011                 2,189

Net property..............................................................               1,232                 1,348
Net goodwill (less accumulated amortization:
     March 31, 2001, $60; September 30, 2000, $48) .......................                 791                   756
Other assets..............................................................                 498                   427
                                                                                       -------               -------

                      TOTAL...............................................             $ 4,532               $ 4,720
                                                                                       =======               =======


                LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
     Short-term debt......................................................             $    79               $   183
     Accounts payable.....................................................               1,069                 1,058
     Accrued compensation and benefits....................................                 188                   203
     Accrued income taxes.................................................                   2                    27
     Other current liabilities............................................                 305                   254
                                                                                       -------               -------
         Total current liabilities........................................               1,643                 1,725
                                                                                       -------               -------

Long-term debt............................................................               1,534                 1,537
Accrued retirement benefits...............................................                 378                   382
Other liabilities.........................................................                 129                   113

Minority interests........................................................                  73                    96

Company-obligated mandatorily redeemable preferred
   capital securities.....................................................                  64                    74

Shareowners' equity:
     Common stock (March 31, 2001, 71.0 shares issued and 65.9
           outstanding; September 30, 2000, 71.0 shares issued
           and 67.9 outstanding)..........................................                  71                    71
     Additional paid-in-capital...........................................                 544                   546
     Retained earnings....................................................                 448                   466
     Treasury stock (March 31, 2001, 5.1 shares;
         September 30, 2000, 3.1 shares) .................................                 (79)                  (53)
     Unearned compensation................................................                  (3)                    -
     Accumulated other comprehensive loss.................................                (270)                 (237)
                                                                                       -------              --------

         Total shareowners' equity........................................                 711                   793
                                                                                       -------              --------

                      TOTAL...............................................             $ 4,532              $  4,720
                                                                                       =======              ========


See notes to consolidated financial statements.
-------------------------------------------------------------------------------

                                     ARVINMERITOR, INC.

                            STATEMENT OF CONSOLIDATED CASH FLOWS
                                         (Unaudited)

                                                                                            Six Months Ended
                                                                                                March 31,
                                                                                      -----------------------------
                                                                                         2001                2000
                                                                                      ---------            --------
                                                                                               (In millions)
OPERATING ACTIVITIES
Net income......................................................................      $    11             $  154
Adjustments to net income to arrive at cash provided by
   operating activities:
     Depreciation...............................................................           96                 63
     Amortization...............................................................           13                  8
     Restructuring, net of cash expenditures....................................           50                  -
     Gain on sale of business...................................................            -                (83)
     Pension and retiree medical contributions..................................          (38)               (41)
     Other, net.................................................................           28                 28
     Sale of receivables........................................................          100                  -
     Changes in assets and liabilities, excluding effects of
       acquisitions, divestitures and foreign currency adjustments..............            5               (103)
                                                                                      -------             ------
         CASH PROVIDED BY OPERATING
         ACTIVITIES.............................................................          265                 26
                                                                                      -------             ------

INVESTING ACTIVITIES
Capital expenditures............................................................         (103)               (74)
Proceeds from disposition of property and businesses............................            -                140
Other investing activities......................................................          (27)               (28)
                                                                                      -------             ------
         CASH (USED FOR) PROVIDED BY INVESTING
         ACTIVITIES.............................................................         (130)                38
                                                                                      -------             ------

FINANCING ACTIVITIES
Net change in revolving and other debt..........................................          (99)               101
Purchase of preferred capital securities........................................          (10)                 -
Cash dividends..................................................................          (29)               (14)
Purchases of treasury stock.....................................................          (31)              (119)
                                                                                      -------             ------
         CASH USED FOR FINANCING
         ACTIVITIES.............................................................         (169)               (32)
                                                                                      -------             ------

Effect of exchange rate changes on cash.........................................           (6)                (9)
                                                                                      -------             ------

CHANGE IN CASH..................................................................          (40)                23
CASH AT BEGINNING OF PERIOD.....................................................          116                 68
                                                                                      -------             ------
CASH AT END OF PERIOD...........................................................      $    76             $   91
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

     On July 7, 2000, Meritor Automotive, Inc. (Meritor) and Arvin Industries, Inc. (Arvin) merged into ArvinMeritor. The merger was accounted for utilizing the purchase method of accounting. The financial information for the periods prior to July 7, 2000, reflect the results of Meritor and its consolidated subsidiaries prior to the merger. The information for periods after July 7, 2000 represents the results of ArvinMeritor and its consolidated subsidiaries.

     All prior periods' share and per share data have been restated to conform with the exchange of Meritor shares to ArvinMeritor shares on a one to 0.75 basis in connection with the merger with Arvin (see Note 3).

     In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, including the financial statements incorporated by reference in the Form 10-K. The results of operations for the three- and six-month periods ended March 31, 2001 are not necessarily indicative of the results for the full year.

     It is the company's practice for each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

     Effective October 1, 2000, the company changed the date for the end of its fiscal year to the Sunday nearest September 30. The company's fiscal quarters end on the Sundays nearest December 31, March 31, and June 30. The company's second quarter ended on April 1, 2001. All year and quarter references relate to the company's fiscal year and fiscal quarters unless otherwise stated.

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

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      The company uses forward exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables. These contracts help minimize the risk of loss from changes in exchange rates, and are generally of short duration (less than three months). The foreign currency denominated payables and receivables are remeasured on a quarterly basis and the forward exchange contracts are utilized to help offset the earnings impact of the remeasurement. The company has elected not to designate the forward exchange contracts as hedges. The impact of fair valuing the foreign exchange contracts is recognized in operating income. The net income impact of recording these items in the three- and six-month periods ended March 31, 2001 was immaterial.

      Forward exchange contracts were also utilized to hedge the purchase of equipment payable in foreign currency and were designated as fair value hedges of the firm commitment. The fair value of the firm commitment was recorded as an asset, the value of the forward contracts was recorded as a liability, and there was no impact to earnings during the quarter. The value of both the firm commitment and the forward exchange contracts are determined using the forward exchange rates, with all other critical terms of the forward contracts and the hedged transaction being the same. Therefore, the company has determined the change in fair value attributable to the risk being hedged is expected to be completely offset by the change in fair value of the forward contracts. Future assessments of hedge effectiveness will include verifying and documenting if the critical terms of the forward contracts and the firm commitment have changed.

      The company's financial instruments include cash, short- and long-term debt and foreign currency forward exchange contracts. As of March 31, 2001, the carrying values of the company's financial instruments approximated their fair values based on prevailing market prices and rates. The notional amount of outstanding foreign currency forward exchange contracts aggregated $81 million at March 31, 2001 and $222 million at September 30, 2000. It is the policy of the company not to enter into derivative instruments for speculative purposes.

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

      The merger was accounted for by the purchase method of accounting. Accordingly, the results of operations of Arvin are included with those of the company for the period subsequent to the date of the merger. The total estimated merger consideration of $576 million was allocated first to assets and liabilities based on their fair values as of the merger date, with the residual allocated to goodwill, which is being amortized on a straight-line basis over 40 years. Since the company assumed the stock options outstanding of Arvin, the fair value of these options was included in determining the fair value of the consideration. The purchase price allocation is preliminary and may be revised up to one year from the date of acquisition due to appraisals of fixed assets, other fair value adjustments and the finalization of any potential plans of restructuring.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       A summary of the estimated fair market value of assets and liabilities acquired is as follows:


                                                                      Fair
                                                                     Value
                                                                   --------
        Current assets...........................................  $   945
        Property, plant and equipment............................      512
        Goodwill.................................................      380
          Other assets...........................................      253
                                                                   -------
        Total assets.............................................    2,090
        Current liabilities......................................   (1,001)
          Other liabilities......................................     (114)
        Long-term debt and capital securities....................     (399)
                                                                   -------

        Fair market value........................................  $   576
                                                                   =======


      The allocation of the purchase price has been revised from previously reported amounts to reflect appraisals which are substantially complete and restructuring actions recorded under purchase accounting.

      The following unaudited pro forma consolidated results of operations for the six months ended March 31, 2000 assume that the ArvinMeritor merger occurred as of the beginning of fiscal 2000 (in millions, except per share amounts):

                                                     Six Months
                                                       Ended
                                                   March 31, 2000
                                                  ----------------

        Net sales ...............................      $3,985
                                                       ======

        Net income ..............................      $  190
                                                       ======
        Basic and diluted earnings per share ....      $ 2.61
                                                       ======


      The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The pro forma data is not necessarily indicative of the results of operations of ArvinMeritor that would have been achieved if the merger had in fact occurred on such date, or the results of operations of ArvinMeritor for any future period. The pro forma data does not give effect to any potential restructuring costs or to any potential cost savings or other synergies that could result from the merger.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125". The new standard carries forward some of the provisions of SFAS 125, but modifies the methods of accounting for securitizations and other transfers of financial assets and collateral, in addition to requiring additional disclosures. SFAS 140 is effective for reporting periods after March 31, 2001, with the exception of certain collateral and disclosure provisions, which are effective for fiscal years ending after December 15, 2000. The company adopted SFAS 140 in the second quarter of fiscal 2001. The adoption of SFAS 140 did not have a material impact on the financial position or results of operations of the company.

      In the second quarter of fiscal 2001, the company sold substantially all of the trade receivables of four subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned subsidiary of the company. ARC then entered into an agreement (asset securitization facility) to sell an undivided interest in up to $100 million of the receivables to ABN AMRO (the bank). As of March 31, 2001, $100 million of trade receivables had been sold and are excluded from receivables in the consolidated balance sheet. The company has no retained interest in the account receivables sold, but does retain collection and administrative responsibilities. The receivables were sold at fair market value, which approximated carrying value, and any loss, including the servicing liability, was not significant. The bank has a preferential interest in approximately $85 million of the remainder of the receivables held at ARC to secure the obligation under the asset securitization facility.

5. In the first and second quarters of fiscal 2001, the company recorded net charges for restructuring and other costs of $46 million ($30 million after-tax, or $0.45 per basic and diluted share), and $9 million ($6 million after-tax, or $0.09 per basic and diluted share), respectively. The second quarter charge was net of approximately $4 million of restructuring reserves, established primarily in the third quarter of fiscal 2000, that were reversed due to improved circumstances and opportunities of the company resulting from the ArvinMeritor merger in July, 2000 (see Note 3). The fiscal 2001 charges included severance and other employee costs of approximately $47 million related to a net reduction of approximately 1,200 employees, with the balance primarily associated with facility related costs from the rationalization of operations. As of March 31, 2001, approximately 350 employees had been terminated under this restructuring action.

      In the third quarter of fiscal 2000, the company recorded a restructuring charge of $26 million ($16 million after-tax, or $0.30 per basic and diluted share). The original charge included severance and other employee costs of approximately $19 million related to a net reduction of approximately 500 employees, with the balance primarily associated with facility related costs from the rationalization of operations. In the second quarter of fiscal 2001, approximately $4 million of restructuring reserves were reversed (discussed above), which changed the total employee costs incurred for the fiscal 2000 restructuring charge to be $15 million related to a net reduction of approximately 350 employees. As of March 31, 2001, approximately 300 employees had been terminated under this restructuring action.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      A summary of the restructuring activity as of March 31, 2001 is as follows (in millions):

                                                    Employee
                                                   Termination         Asset
                                                     Benefits        Impairment          Other            Total
                                                     --------        ----------          -----            -----

      Fiscal 2000 charge.........................    $      19         $       6        $       1         $      26
      Reversal of charge.........................           (4)                -                -                (4)
      Write-down of assets.......................            -                (6)               -                (6)
      Cash payments through 3/31/01..............          (12)                -               (1)              (13)
                                                     ----------        ---------        ---------         ----------

           Subtotal..............................            3                 -                -                 3
                                                     ---------         ---------        ---------         ---------

      Fiscal 2001 gross charges..................           47                10                2                59
      Write-down of assets.......................            -               (10)               -               (10)
      Cash payments through 3/31/01..............           (4)                -                -                (4)
                                                     ---------         ---------        ---------         ----------
           Subtotal..............................           43                 -                2                45
                                                     ---------         ---------        ---------         ---------

      Reserve balance at 3/31/01.................    $      46         $       -        $       2         $      48
                                                     =========         =========        =========         =========


6. The company has reserved approximately 13.2 million shares of Common Stock in connection with its 1997 Long-Term Incentives Plan (the 1997 LTIP), Directors Stock Plan, Incentive Compensation Plan, 1988 and 1998 Stock Benefit Plans, and Employee Stock Benefit Plan for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and stock awards to key employees and the company's directors. At March 31, 2001, there were approximately 5.0 million shares available for future grants under these plans.

      In January 2001, the company granted shares of restricted stock to certain employees in accordance with the 1997 LTIP. The restricted shares are subject to continued employment by the employee for the period until January 1, 2004, and vest at the end of three years. The grant of shares was issued from treasury shares, and cash dividends on the restricted shares will be reinvested in additional shares of Common Stock during the period. The grant price of the restricted shares was the quoted market price of $11.375, and will be accounted for as compensation expense over the vesting period.

7. In July 2000, the company's board of directors authorized a program to repurchase up to $100 million of its common stock. Under the program, the company will purchase shares periodically in the open market or through privately negotiated transactions as market conditions warrant and in accordance with Securities and Exchange Commission rules. As of March 31, 2001, 5,426,215 shares of ArvinMeritor common stock had been purchased under this program at an aggregate cost of approximately $84 million, or an average of $15.39 per share.

                               ARVINMERITOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

8.    Inventories are summarized as follows (in millions):

                                                                             March 31,              September 30,
                                                                                2001                    2000
                                                                         -------------------     --------------------

      Finished goods..............................................           $     264               $      298
      Work in process.............................................                 129                      142
      Raw materials, parts and supplies...........................                 178                      195
                                                                             ---------               ----------
           Total..................................................                 571                      635
      Less allowance to adjust the carrying value of
           certain inventories to a last in, first-out
           (LIFO) basis...........................................                  51                       52
                                                                             ---------               ----------

           Inventories............................................           $     520               $      583
                                                                             =========               ==========

9.    Other Current Assets are summarized as follows (in millions):

                                                                              March 31,             September 30,
                                                                                2001                    2000
                                                                          ------------------     --------------------

      Current deferred income taxes...............................            $     130              $      122
      Customer tooling............................................                   36                      37
      Prepaid expenses and other..................................                   50                      53
                                                                              ---------              ----------

           Other Current Assets...................................            $     216              $      212
                                                                              =========              ==========


10.   Other Assets are summarized as follows (in millions):

                                                                              March 31,             September 30,
                                                                                2001                    2000
                                                                          ------------------     --------------------

      Investments in affiliates...................................            $     210              $      200
      Prepaid pension costs.......................................                   79                      78
      Net capitalized computer software costs.....................                   42                      41
      Patents, trademarks and licenses............................                   37                      38
      Long-term deferred income taxes.............................                   35                       9
      Other.......................................................                   95                      61
                                                                              ---------              ----------

           Other Assets...........................................            $     498              $      427
                                                                              =========              ==========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11.   Other Current Liabilities are summarized as follows (in millions):

                                                                              March 31,             September 30,
                                                                                2001                    2000
                                                                          ------------------     --------------------

      Accrued product warranties..................................            $      91              $       95
      Accrued restructuring.......................................                   48                      16
      Accrued taxes other than income taxes.......................                   46                      36
      Environmental reserves......................................                   14                      11
      Other.......................................................                  106                      96
                                                                              ---------              ----------

           Other Current Liabilities..............................            $     305              $      254
                                                                              =========              ==========


12.   Other Liabilities are summarized as follows (in millions):

                                                                              March 31,             September 30,
                                                                                2001                    2000
                                                                          ------------------     --------------------
      Environmental reserves......................................            $      27              $       27
      Deferred payments...........................................                   24                      34
      Other.......................................................                   78                      52
                                                                              ---------              ----------

           Other Liabilities......................................            $     129              $      113
                                                                              =========              ==========



13. Long-term Debt, net of discount where applicable, is summarized as follows (in millions):

                                                                              March 31,             September 30,
                                                                                2001                    2000
                                                                          ------------------     --------------------
      6 7/8 percent notes due 2001................................               $    -                  $   75
      7.94 percent notes due 2005.................................                   50                      50
      6 3/4 percent notes due 2008................................                  100                     100
      7 1/8 percent notes due 2009................................                  150                     150
      6.8 percent notes due 2009..................................                  498                     498
      Commercial paper............................................                    -                     560
      Bank revolving credit facilities............................                  706                     194
      Lines of credit and other...................................                  109                      93
                                                                                 ------                  ------
         Subtotal.................................................                1,613                   1,720
      Less:  current maturities...................................                  (79)                   (183)
                                                                                 ------                  ------
         Long-term Debt...........................................               $1,534                  $1,537
                                                                                 ======                  ======

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      The company has two unsecured credit facilities: a 364-day, $750-million credit facility which matures on June 27, 2001, with the option to convert borrowings there under to a two-year term loan, and a five-year $750-million revolving credit facility, which matures on June 27, 2005. Borrowings are subject to interest based on the company's credit rating. The company also has a commercial paper program with authorized borrowings of up to $1 billion. During the second quarter of fiscal 2001, Standard
      & Poor's and Moody's revised their credit ratings of the company's long-term debt and commercial paper. As a result of these actions, the company's borrowing costs under credit arrangements have increased, and it is effectively precluded from issuing commercial paper.

14.   Accrued Retirement Benefits consisted of the following (in millions):

                                                                  March 31,       September 30,
                                                                    2001              2000
                                                                 -----------     ---------------

      Accrued retirement medical costs......................      $     319        $      325
      Accrued pension costs.................................             77                76
      Other.................................................             27                26
                                                                  ---------        ----------
             Total..........................................            423               427
      Amount classified as current liability................            (45)              (45)
                                                                  ---------        ----------
             Accrued Retirement Benefits....................      $     378        $      382
                                                                  =========        ==========


15. ArvinMeritor currently has three reportable operating segments: Light Vehicle Systems (LVS), Commercial Vehicle Systems (CVS) and Light Vehicle Aftermarket (LVA). LVS is a major supplier of exhaust systems, aperture systems (primarily roof and door systems) and undercarriage systems (primarily suspension, ride and motion control, and wheel products) for passenger cars, light trucks and sport utility vehicles to original equipment manufacturers. CVS is a leading supplier of drivetrain systems and components, including axles, brakes, and drivelines, for medium- and heavy-duty trucks, trailers and off-highway equipment and specialty vehicles. LVA supplies exhaust, ride control, filter products and accessories to the light vehicle aftermarket. Business units that are not focused on automotive products are classified as "Other." The company's Coil Coating division is the primary component of this classification.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Segment information is summarized as follows (in millions):


                                              Three Months Ended     Six Months Ended
                                                   March 31,             March 31,
                                              ------------------    ------------------
                                               2001       2000       2001       2000
                                              -------    -------    -------    -------
      Sales:
      Light Vehicle Systems ...............   $   951    $   420    $ 1,821    $   826
      Commercial Vehicle Systems ..........       583        776      1,135      1,506
      Light Vehicle Aftermarket ...........       216          -        413          -
      Other ...............................        37          -         77          -
                                              -------    -------    -------    -------
                Total .....................   $ 1,787    $ 1,196    $ 3,446    $ 2,332
                                              =======    =======    =======    =======

      Operating income:
      Light Vehicle Systems ...............   $    62    $    40    $   114    $    71
      Commercial Vehicle Systems ..........        10         68         22        124
      Light Vehicle Aftermarket ...........         8          -         11          -
      Other ...............................        (3)         -         (6)         -
      Restructuring costs and
        other charges......................        (9)         -        (55)         -
      Gain on sale of business ............         -          -          -         83
                                              -------    -------    -------    -------
           Operating income ...............        68        108         86        278
      Equity in earnings of affiliates ....         4          8          9         17
      Interest expense, net ...............       (38)       (18)       (73)       (35)
                                              -------    -------    -------    -------
      Income before income taxes ..........        34         98         22        260
      Provision for income taxes ..........       (11)       (37)        (7)      (100)
      Minority interests ..................        (2)        (4)        (4)        (6)
                                              -------    -------    -------    -------

      Net income ..........................   $    21    $    57    $    11    $   154
                                              =======    =======    =======    =======


16.   Comprehensive income (loss) is summarized as follows (in millions):

                                                          Three Months Ended                 Six Months Ended
                                                               March 31,                         March 31,
                                                      ---------------------------        --------------------------
                                                          2001            2000              2001            2000
                                                      ----------        ---------        ---------        ---------

      Net income............................         $      21         $      57        $      11         $     154
      Foreign currency translation..........               (38)              (16)             (33)              (23)
                                                     ---------         ---------        ---------         ---------

      Comprehensive income (loss)...........         $     (17)        $      41        $     (22)        $     131
                                                     =========         =========        =========         =========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

17. On November 30, 1999, the company completed the sale of its Light Vehicle Systems seat adjusting systems business for approximately $135 million cash, resulting in a one-time gain of $83 million ($51 million after-tax, or $1.05 per basic and diluted share). The seat adjusting systems business had fiscal 1999 sales of approximately $130 million.

18. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, intellectual property, environmental, safety and health and employment matters.

      Included in these matters are claims for alleged asbestos-related personal injuries, which arose from products manufactured prior to 1977 by a subsidiary acquired by Arvin in 1986. During fiscal years 1995 through 2000, the company and its predecessors paid asbestos-related claims of approximately $35 million, substantially all of which were reimbursed by insurance. As of March 31, 2001, the company has accrued approximately
      $52 million for contingent asbestos-related liabilities, and recorded assets of $49 million for probable recoveries from third parties and insurance. Management believes that existing insurance coverage will reimburse substantially all of the potential liabilities and expenses related to pending cases.

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

                               ARVINMERITOR, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

As is discussed in Note 1 of the notes to the consolidated financial statements, on July 7, 2000, Meritor and Arvin merged to form ArvinMeritor. The merger was accounted for as a purchase with Meritor designated as the acquirer. Accordingly, the historic financial information for periods prior to July 7, 2000, reflects only the results of Meritor and its consolidated subsidiaries. The information for the period after July 7, 2000, represents the results of ArvinMeritor and its consolidated subsidiaries. All prior periods' share and per share data have been restated to conform with the exchange of Meritor shares to ArvinMeritor shares on a one Meritor share for 0.75 ArvinMeritor shares basis, in connection with the merger. All references to pro forma amounts assume that the merger occurred at the beginning of each period presented, and do not give pro forma effect to any acquisitions or divestitures made by Arvin or Meritor.

2001 Second Quarter Compared to 2000 Second Quarter

Sales for the second quarter of 2001 were $1,787 million, compared to $1,196 million in the same period last year. Excluding sales of $823 million attributable to the merger with Arvin, sales decreased $232 million due to reduced build rates for North American commercial vehicles and light vehicles, and weaker European currencies. Pro forma sales, as if Arvin and Meritor had operated as a merged company during the second quarter of fiscal 2000, declined $274 million, or 13 percent compared to $2,061 million in the second quarter of 2000. Softness in replacement markets, in addition to reduced build rates and weaker European currencies, contributed to the pro forma sales decline.

Second quarter 2001 operating income was $68 million, down from $108 million in the second quarter of 2000. Operating income, before special items, declined 29 percent from last year's second quarter to $77 million, reflecting operating margins of 4.3 percent, down from 9.0 percent. Included in the second quarter of fiscal 2001 operating income is $39 million attributed to the merger with Arvin. The decline in operating income and margin continues to be driven primarily by revenue declines in the Commercial Vehicle Systems (CVS) segment. Special items in the second quarter of 2001 included net charges of $9 million ($6 million after-tax, or $0.09 per basic and diluted share), related to the company's restructuring actions announced in November 2000 (see below). There were no special items in the second quarter of fiscal year 2000. Operating income for the quarter, before special items, was down 48 percent from pro forma $149 million in last year's second quarter.

Affiliate income for the quarter declined to $4 million, versus $8 million for the prior year's comparable period, continuing to reflect the drop in North American CVS production. Interest expense, net was $38 million, up $20 million primarily due to higher debt levels and increased borrowing rates resulting from a change in the company's debt rating (see Note 13). Second quarter 2000 affiliate income and interest expense on a pro forma basis were $11 million and $35 million, respectively.

                               ARVINMERITOR, INC.

Net income was $21 million, or $0.32 per basic and diluted shares for the quarter ended March 31, 2001. Before special items, net income was $27 million, or $0.41 per basic and diluted shares, down from $57 million for the same period last year, a decrease of 53 percent. The decrease in net income was driven by the reduced build rates for both heavy and light vehicles, as discussed above. Net income, before special items, decreased $49 million, or 64 percent from $76 million for the pro forma second quarter last year. Softness in the replacement markets along with the reduced build rates, discussed above, resulted in the decline from last year's pro forma results.

The second quarter effective tax rate is 32.5 percent, reflecting a year to date effective rate of 33.5 percent, and is down from last year's 38.5 percent, and
37.0 percent on a pro forma basis as a direct result of the company's ongoing commitment to identifying and implementing strategic tax-planning initiatives.

Light Vehicle Systems (LVS) sales were $951 million, an increase of $531 million over last year's second quarter. The merger with Arvin contributed $558 million of sales in the second quarter of 2001. Excluding these Arvin sales, LVS sales decreased $27 million. Operating margin was down from last year's second quarter margin of 9.5 percent, to 6.5 percent. Sales decreased from $978 million in the pro forma second quarter of 2000, and operating margin fell to 6.5 percent from
6.9 percent for last year's pro forma second quarter. Continuing margin pressures from the vehicle producers will make it difficult to improve margin levels throughout the full fiscal year, notwithstanding efforts to lower fixed costs through synergy savings and restructuring actions.

CVS sales were $583 million, or 25 percent lower than $776 million in the same period last year. Operating income was $10 million in the second quarter of 2001, reflecting operating margin of 1.7 percent, down from $68 million and 8.8 percent in second quarter 2000. Volume decline outpaced the company's ability to lower its fixed costs in the North American Class 8 commercial truck market and was the major factor in the deteriorating margin in this segment. Contributing to the margin decline were start-up related costs associated with a CVS Aftermarket distribution center in Europe. The distribution center issues are not expected to continue into the remainder of the fiscal year. Sales and operating income were $794 million and $70 million, respectively, on a pro forma basis for second quarter 2000.

Light Vehicle Aftermarket (LVA) sales were $216 million in the second quarter of fiscal 2001. This business is attributable to Arvin, and accordingly, is only included in the consolidated results for periods subsequent to the merger. Sales were down 11 percent from $244 million for pro forma second quarter last year. LVA operating margin was 3.7 percent, down from 4.1 percent on a pro forma basis for the quarter ended March 31, 2000. The light vehicle aftermarket continues to be plagued with depressed volumes generated by lower customer demand in all product lines. Operating margin in the second quarter did improve from first quarter 2001 margin of 1.5 percent as a result of cost reduction actions. Actions continue to be implemented to restore operating margins to their prior levels.

                               ARVINMERITOR, INC.

Six Months Ended March 31, 2001, Compared to Six Months Ended March 31, 2000

For the first six months of fiscal 2001, sales were $3,446 million, an increase of $1,114 million over the same period last year. Excluding $1,582 million of sales attributable to the merger with Arvin, sales decreased $468 million due to weak demand in the North American CVS markets and the negative impact of currency exchange. The sale of the LVS seat adjusting systems business in the first quarter of fiscal 2000 contributed to this decline, as this business added sales of $31 million in fiscal 2000. Sales declined $539 million, or 14 percent compared to pro forma sales of $3,985 million in the first six months of fiscal 2000. Weak demand in the LVA market, in addition to reductions in CVS and LVS production, contributed to the pro forma sales decline.

For the first six months of fiscal 2001, operating income was $86 million, compared to $278 million in the same period last year. Before special items (see below), operating income decreased 28 percent from $195 million in the first six months of fiscal 2000, to $141 million. The merger with Arvin contributed $66 million of operating income in the first six months of fiscal 2001. The operating income decline was driven by a decrease in sales, primarily in CVS, as discussed above. Special items in the first six months of fiscal year 2001 included net charges of $55 million ($36 million after-tax, or $0.54 per basic and diluted share), related to the company's restructuring actions announced in November 2000 (see below). Special items in the prior year's first six months included a gain of $83 million ($51 million after-tax or $1.05 cents per basic and diluted share), due to the sale of the Light Vehicle Systems seat adjusting systems business. Operating income for the first six months, before special items, was down 49 percent from $274 million pro forma last year, resulting in a decrease in operating margins from 6.9 percent to 4.1 percent. The sales decline in all segments drove the decrease in pro forma operating income and margins.

Affiliate income for the first six months of fiscal 2001 was $9 million, compared to $17 million in the same period last year. Interest expense was up $38 million to $73 million, primarily due to higher debt levels of the combined company, increased borrowing rates resulting from a change in the company's debt rating (see Note 13), and additional borrowings used to fund the share repurchase program. The first six months of fiscal 2000 affiliate income and interest expense on a pro forma basis were $23 million and $69 million, respectively.

The first six months of fiscal 2001 earnings were impacted by net lower depreciation and amortization expense associated with appraisals of the Arvin fixed assets recorded at their fair market value under purchase accounting which increased earnings by $0.05 per share. In addition, earnings declined $0.03 per share due to the bankruptcy filing of a major steel customer in the coil coating business, and $0.07 per share due to foreign currency exchange.

Net income was $11 million, or $0.17 per basic and diluted share for the first six months of fiscal 2001, down from $154 million and $3.18 per basic and diluted shares for the same period last year. Before special items, net income was $47 million, or $0.71 per basic and diluted shares, a decrease of $56 million, or $1.42 per basic and diluted shares, from the first six months fiscal 2000. Net income and earnings per share, before special items, decreased $94 million and $1.23 per basic and diluted shares from the first six months of fiscal 2000 pro forma net income of $141 million and $1.94 basic and diluted earnings per share.

                               ARVINMERITOR, INC.

The effective tax rate for the first six months of fiscal 2001 was 33.5 percent. The company expects the full year's effective tax rate to approximate this rate.

LVS sales increased $995 million to $1,821 million for the first six months of fiscal 2001. Sales of $1,065 million in the first six months of fiscal 2001 are attributed to the merger with Arvin. Excluding these sales, LVS sales decreased $70 million. Included in this decrease is the impact of the sale of the LVS seat adjusting systems business during fiscal 2000, which contributed $31 million in the first six months of last year. Operating margin was down from 8.6 percent in the first six months of fiscal 2000 to 6.3 percent this year. Sales were down from pro forma sales of $1,883 million in first six months of fiscal 2000, and operating margin was up slightly from 6.2 percent pro forma last year.

CVS sales were $1,135 million, down from $1,506 million, or 25 percent, compared to last year's first six months. Operating income and margin declined to $22 million and 1.9 percent for the first six months of this year, compared to $124 million and 8.2 percent last year. The steep decline experienced in the Class 8 North American truck volumes has resulted in a higher fixed-cost ratio, which negatively affected operating margins. Sales and operating income were $1,541 million and $129 million, respectively, on a pro forma basis for the first six months of fiscal 2000.

LVA sales were $413 million, with no sales in the first six months of fiscal 2000 as this business is attributable to Arvin, and is only included in the consolidated results for periods subsequent to the merger. Sales on a pro forma basis were down from $473 million, or 13 percent. LVA operating margin was down from 4.7 percent on a pro forma basis for the first six months of fiscal 2000, to 2.7 percent. A continued downward trend in the North American market, and softer European volumes were major contributors to the decline in the pro forma year-over-year comparison of both sales and operating margin.

In November 2000, the company announced a $90-million restructuring plan to realign operations to reflect the decline in the company's major markets. To comply with existing accounting rules, these charges are expected to be recorded throughout the fiscal year. Special charges related to restructuring actions were $55 million for the first six months of fiscal 2001 ($36 million after-tax or $0.54 per basic and diluted share). These charges were net of approximately $4 million of restructuring reserves, established primarily in the third quarter of fiscal 2000, that were reversed due to improved circumstances and opportunities of the company resulting from the ArvinMeritor merger in July 2000 (see Note 3). Anticipated restructuring-related charges of approximately $14 million will occur in the next two quarters of fiscal 2001, and a further $15 million in costs related to the former Arvin businesses is expected to be recorded in accordance with purchase accounting rules and will be charged against the balance sheet. That amount will be incremental to the goodwill resulting from the combination of Arvin and Meritor.

The company continued its share repurchase program, pursuant to which it is authorized to repurchase up to $100 million in company stock. As of March 31, 2001, the company had acquired 5,426,215 shares of its outstanding common stock, at an aggregate cost of $84 million, or $15.39 per share.

                               ARVINMERITOR, INC.

FINANCIAL CONDITION

Cash provided by operating activities for the first six months of fiscal 2001 was $265 million. Excluding the impact of the accounts receivable securitization program (see below), operating cash flow increased $139 million compared to the first six months of fiscal 2000. Working capital contributed $91 million to this improvement. Depreciation and amortization expense was $109 million for the first six months of fiscal 2001. The company anticipates depreciation and amortization expense to be approximately $225 million for the entire fiscal year.

During the second quarter of fiscal 2001, a wholly owned subsidiary of the company entered into an agreement to sell an undivided interest in up to $100 million of trade receivables to improve financial flexibility and lower financing costs. The accounts receivable sold are reflected as a reduction to accounts receivable in the consolidated balance sheet. As of March 31, 2001, the company has utilized $100 million of the asset securitization facility (see Note
4).

Capital expenditures were $103 million in the first six months of fiscal 2001, an increase of $29 million from the same period last year. Increased capital expenditures associated with the merger with Arvin were partially offset by an overall reduction in capital expenditures by the company in the current year. The company anticipates full year fiscal 2001 capital expenditures of approximately $220 to $240 million. Cash provided by investing activities in the first six months of fiscal 2000 included $140 million in proceeds principally from the sale of the LVS seat adjusting systems business.

Cash used for financing activities in the first six months of fiscal 2001 includes payments of $31 million for purchases of the company's common stock and $29 million for cash dividends. Cash used for financing activities for the first six months of fiscal 2001 included a net decrease in debt of $109 million, including purchases of the company's preferred capital securities of $10 million. The company's second quarter dividend of $0.22 cents per share was paid on March 19, 2001, to shareowners of record on February 26, 2001.

On April 11, 2001, the board of directors declared a quarterly dividend of $0.22 cents per share, payable on June 11, 2001, to shareowners of record on May 21, 2001.

The company's net debt to capitalization ratio increased to 67 percent at March 31, 2001, from 65 percent at September 30, 2000. In the second quarter of fiscal year 2001, Standard & Poor's and Moody's revised their credit ratings to BBB-/Baa3, respectively, for the company's long-term debt and A3/P3, respectively, for the company's commercial paper. As a result of these actions, the company's borrowing costs under its credit arrangements have increased, and it is effectively precluded from issuing commercial paper (see Note 13).

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption "Environmental Matters" in the Chief Financial Officer's Review, Management's Discussion and Analysis in the company's 2000 Annual Report to Shareowners, incorporated by reference into the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Management believes that at March 31, 2001 there has been no material change to this information.

                               ARVINMERITOR, INC.

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

The company has performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of March 31, 2001, the analysis indicated that such market movements would not have a material effect on the company's consolidated financial position, results of operations or cash flows. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

                               ARVINMERITOR, INC.

PART II.  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

           On January 2, 2001, the company issued 777 shares of Common Stock to James E. Perrella, a non-employee director of the company, pursuant to the terms of the company's Directors Stock Plan, in lieu of cash payment of the quarterly retainer fee for board service. In addition, on February 14, 2001, the company issued 1,000 shares of Common Stock to each of the thirteen non-employee directors of the company pursuant to the terms of the Directors Stock Plan. In each case, the issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

Item 4.    Submission of Matters to a Vote of Security Holders

           The annual meeting of shareowners of the company was held February 14, 2001. The following matters were voted on and received the specified number of votes in favor, votes withheld or against, abstentions and broker non-votes:

           (i) Election of directors: The following five individuals were elected to the Board of Directors, with terms expiring at the annual meeting of shareowners in 2004. The number of shares noted below voted in favor of their election or were withheld. Abstentions and broker non-votes were not applicable.


                 Name of Nominee            Votes in Favor    Votes Withheld

                 Joseph B. Anderson, Jr.       56,925,183           874,730
                 William D. George, Jr.        50,019,263         7,780,650
                 Richard W. Hanselman          56,844,269           955,644
                 Charles H. Harff              56,843,959           955,954
                 Larry D. Yost                 56,832,248           967,665

           (ii) Appointment of auditors: The shareowners approved the selection of Deloitte & Touche LLP as the company's auditors. A total of 57,255,024 votes were cast in favor, 312,208 votes were cast against, and 232,681 votes abstained from voting. Broker non-votes were not applicable.

                               ARVINMERITOR, INC.

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

                               ARVINMERITOR, INC.

Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits.

              3 - Bylaws of the company, as currently in effect.

              10a - Receivables Sale Agreement, dated March 30, 2001, among ArvinMeritor Receivables Corporation, the company, ABN AMRO Bank N.V., the liquidity providers referred to therein and Amsterdam Funding Corporation.

              10b - Purchase and Sale Agreement, dated March 30, 2001, among Arvin Exhaust LLC, Gabriel Ride Control Products, Inc., Maremont Exhaust Products, Inc., Purolator Products NA, Inc. and ArvinMeritor Receivables Corporation.

              12 - Computation of ratio of earnings to fixed charges.

         (b)  Reports on Form 8-K.

              The company filed Current Reports on Form 8-K on February 26, 2001 and April 6, 2001, reporting under Item 5, "Other Events," that on February 22, 2001 and March 23, 2001, respectively, Moody's and Standard & Poor's had changed their ratings on the Company's long-term debt.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             ARVINMERITOR, INC.
                                    ------------------------------------------
                                                (Registrant)

Date        May 16, 2001            By    V.G. Baker, II
         -----------------             ---------------------------------------
                                          V.G. Baker, II
                                          Senior Vice President,
                                          General Counsel and Secretary
                                          (For the Registrant)



Date        May 16, 2001            By    W. M. Lowe
         -----------------             ----------------------------------------
                                          W. M. Lowe
                                          Vice President and Controller
                                          (Principal Accounting Officer)

                                 Exhibit Index


Exhibit No.                 Description
-----------                 -----------
   3                        Bylaws of the company, as currently in effect.

  10a Receivables Sale Agreement, dated March 30, 2001, among ArvinMeritor Receivables Corporation, the company, ABN AMRO Bank N.V., the liquidity providers referred to therein and Amsterdam Funding
                            Corporation.

  10b                       Purchase and Sale Agreement, dated March 30, 2001,
                            among Arvin Exhaust LLC, Gabriel Ride Control Products,
                            Inc., Maremont Exhaust Products, Inc., Purolator Products NA,
                            Inc. and ArvinMeritor Receivables Corporation.

  12                        Computation of ratio of earnings to fixed charges.