Form 10-Q
period 2001-07-01
ARVINMERITOR INC
filed 2001-08-15
CIK 1113256

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended          July 1, 2001
                              ------------------------------------------------


Commission file number                    1-15983
                      --------------------------------------------------------


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


66,498,384 shares of registrant's Common Stock, $1.00 par value, were outstanding on July 31, 2001.

                               ARVINMERITOR, INC.



                                      INDEX



PART I.           FINANCIAL INFORMATION:

                                                                                                          Page
                  Item 1.  Financial Statements:                                                          No.
                                Statement of Consolidated Income - - Three Months
                                and Nine Months Ended June 30, 2001 and 2000.........................       2

                                Consolidated Balance Sheet - -
                                June 30, 2001 and September 30, 2000.................................       3

                                Statement of Consolidated Cash Flows - -
                                Nine Months Ended June 30, 2001 and 2000.............................       4

                                Notes to Consolidated Financial Statements...........................       5

                  Item 2.  Management's Discussion and Analysis
                           of Results of Operations and Financial Condition..........................      16

                  Item 3.  Quantitative and Qualitative Disclosures About
                           Market Risk...............................................................      22


PART II.          OTHER INFORMATION:

                  Item 1.  Legal Proceedings.........................................................      23

                  Item 2.  Changes in Securities and Use of Proceeds.................................      23

                  Item 5.  Other Information.........................................................      24

                  Item 6.  Exhibits and Reports on Form 8-K..........................................      25

Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                               ARVINMERITOR, INC.

                        STATEMENT OF CONSOLIDATED INCOME
                                   (Unaudited)

                                                          Three Months Ended                 Nine Months Ended
                                                               June 30,                            June 30,
                                                      ---------------------------        --------------------------
                                                         2001             2000              2001            2000
                                                      ----------        ---------        ---------        ---------
                                                                 (In millions, except per share amounts)
Sales..........................................      $   1,794         $   1,141        $   5,240         $   3,473
Cost of sales..................................         (1,597)             (956)          (4,682)           (2,922)
                                                     ---------         ---------        ---------         ---------

Gross margin...................................            197               185              558               551
Selling, general and administrative............           (111)              (75)            (317)             (238)
Amortization expense...........................             (6)               (5)             (20)              (13)
Restructuring costs and other charges..........              1               (26)             (54)              (26)
Gain on sale of business and other.............              -                 6                -                89
Merger expenses................................              -                (2)               -                (2)
                                                     ---------         ----------       ---------         ----------


Operating income...............................             81                83              167               361
Equity in earnings of affiliates...............              -                 7                9                24
Interest expense, net and other................            (33)              (19)            (106)              (54)
                                                     ---------         ---------        ---------         ---------

Income before income taxes.....................             48                71               70               331
Provision for income taxes.....................            (16)              (27)             (23)             (127)
Minority interests.............................             (2)               (4)              (6)              (10)
                                                     ---------         ---------        ---------         ---------

Net income ...................................       $      30         $      40        $      41         $     194
                                                     =========         =========        =========         =========

Basic and diluted earnings per share...........      $    0.46         $    0.86        $    0.62         $    4.05
                                                     =========         =========        =========         =========

Cash dividends per common share................      $    0.22         $    0.14        $    0.66         $    0.42
                                                     =========         =========        =========         =========

Basic and diluted average
   common shares outstanding...................           65.9              46.7             66.3              47.9
                                                     =========         =========        =========         =========



See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                               ARVINMERITOR, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                  June 30, 2001        September 30,
                                                                                   (Unaudited)             2000
                                                                                 -------------        --------------
                                 ASSETS                                                    (In millions)
                                 ------
Current assets:
     Cash and cash equivalents ..........................................            $    84             $   116
     Receivables (less allowance for doubtful accounts:
            June 30, 2001, $30; September 30, 2000, $22) ................              1,205               1,278
     Inventories ........................................................                480                 583
     Other current assets ...............................................                206                 212
                                                                                     -------             -------
         Total current assets ...........................................              1,975               2,189

Net property ............................................................              1,210               1,348
Net goodwill (less accumulated amortization:
     June 30, 2001, $65; September 30, 2000, $48) .......................                825                 756
Other assets ............................................................                472                 427
                                                                                     -------             -------

                      TOTAL .............................................            $ 4,482             $ 4,720
                                                                                     =======             =======


                LIABILITIES AND SHAREOWNERS' EQUITY
                -----------------------------------
Current liabilities:
     Short-term debt ....................................................            $    86             $   183
     Accounts payable ...................................................              1,057               1,058
     Accrued compensation and benefits ..................................                213                 203
     Accrued income taxes ...............................................                 (3)                 27
     Other current liabilities ..........................................                339                 254
                                                                                     -------             -------
         Total current liabilities ......................................              1,692               1,725
                                                                                     -------             -------

Long-term debt ..........................................................              1,470               1,537
Accrued retirement benefits .............................................                369                 382
Other liabilities .......................................................                119                 113

Minority interests ......................................................                 70                  96

Company-obligated mandatorily redeemable preferred
      capital securities ................................................                 64                  74

Shareowners' equity:
     Common stock (June 30, 2001, 71.0 shares issued and 65.9
           outstanding; September 30, 2000, 71.0 shares issued
           and 67.9 outstanding) ........................................                 71                  71

     Additional paid-in-capital .........................................                544                 546
     Retained earnings ..................................................                463                 466
     Treasury stock (June 30, 2001, 5.1 shares;
         September 30, 2000, 3.1 shares) ................................                (79)                (53)
     Unearned compensation ..............................................                 (3)                 --
     Accumulated other comprehensive loss ...............................               (298)               (237)
                                                                                     -------             -------
         Total shareowners' equity ......................................                698                 793
                                                                                     -------             -------

                      TOTAL .............................................            $ 4,482             $ 4,720
                                                                                     =======             =======



See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                               ARVINMERITOR, INC.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                                  June 30,
                                                                                      -----------------------------
                                                                                          2001             2000
                                                                                      ------------     ------------
                                                                                               (In millions)
OPERATING ACTIVITIES
Net income......................................................................      $    41             $  194
Adjustments to net income to arrive at cash provided by
   operating activities:
     Depreciation...............................................................          142                 95
     Amortization...............................................................           20                 13
     Restructuring, net of cash expenditures....................................           45                 25
     Gain on sale...............................................................            -                (89)
     Pension and retiree medical contributions..................................          (79)               (65)
     Other, net.................................................................           42                 43
     Sale of receivables........................................................          100                  -
     Changes in assets and liabilities, excluding effects of
       acquisitions, divestitures and foreign currency adjustments..............           68                (53)
                                                                                      -------             ------
         CASH PROVIDED BY OPERATING
         ACTIVITIES.............................................................          379                163
                                                                                      -------             ------

INVESTING ACTIVITIES
Capital expenditures............................................................         (154)              (116)
Proceeds from disposition of property and businesses............................           18                148
Other investing activities......................................................          (27)               (28)
                                                                                      -------             ------
         CASH (USED FOR) PROVIDED BY INVESTING
         ACTIVITIES.............................................................         (163)                 4
                                                                                      -------             ------

FINANCING ACTIVITIES
Net change in revolving and other debt..........................................         (154)                (9)
Purchase of preferred capital securities........................................          (10)                 -
Cash dividends..................................................................          (44)               (20)
Purchases of treasury stock.....................................................          (31)              (119)
                                                                                      -------             ------
         CASH USED FOR FINANCING
         ACTIVITIES.............................................................         (239)              (148)
                                                                                      -------             ------

Effect of exchange rate changes on cash.........................................           (9)               (12)
                                                                                      -------             -------

CHANGE IN CASH..................................................................          (32)                 7
CASH AT BEGINNING OF PERIOD.....................................................          116                 68
                                                                                      -------             ------
CASH AT END OF PERIOD...........................................................      $    84             $   75
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

         All prior periods' share and per share data have been restated to conform with the exchange of Meritor shares to ArvinMeritor shares on a one to 0.75 basis in connection with the merger with Arvin (see Note
         4).

         In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, including the financial statements incorporated by reference in the Form 10-K. The results of operations for the three- and nine-month periods ended June 30, 2001 are not necessarily indicative of the results for the full year.

         It is the company's practice for each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

         Effective October 1, 2000, the company changed the date for the end of its fiscal year to the Sunday nearest September 30. The company's fiscal quarters end on the Sundays nearest December 31, March 31, and June 30. The company's third quarter ended on July 1, 2001. All year and quarter references relate to the company's fiscal year and fiscal quarters unless otherwise stated.

         Certain prior period amounts have been reclassified to conform with current period presentation.

2. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and eliminates the pooling-of-interests method. The company does not expect the adoption of SFAS 141 to have a significant impact on its financial position or results of operations. SFAS 142 requires goodwill to be subject to annual impairment testing instead of amortization, and will be effective for fiscal years beginning after December 15, 2001, with early adoption permitted for fiscal years beginning after March 15, 2001. The company is currently analyzing the impact SFAS 142 will have on the financial position or results of operations of the company.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as hedges of an underlying transaction. The company adopted this standard, as amended, effective October 1, 2000. The adoption of this standard did not have a material impact on the financial position or results of operations of the company.

         The company uses forward exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables. These contracts help minimize the risk of loss from changes in exchange rates, and are generally of short duration (less than three months). The foreign currency denominated payables and receivables are remeasured on a quarterly basis and the forward exchange contracts are utilized to help offset the earnings impact of the remeasurement. The company has elected not to designate the forward exchange contracts as hedges. The impact of fair valuing the foreign exchange contracts is recognized in operating income. The net income impact of recording these items in the three- and nine-month periods ended June 30, 2001 was immaterial.

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

         The company's financial instruments include cash, short- and long-term debt and foreign currency forward exchange contracts. As of June 30, 2001, the carrying values of the company's financial instruments approximated their fair values based on prevailing market prices and rates. The notional amount of outstanding foreign currency forward exchange contracts aggregated $77 million at June 30, 2001 and $222 million at September 30, 2000. It is the policy of the company not to enter into derivative instruments for speculative purposes.

4. On July 7, 2000, Meritor and Arvin merged to form ArvinMeritor. Under the terms of the merger agreement, each share of Meritor common stock was converted into the right to receive 0.75 shares of common stock of ArvinMeritor, and each share of Arvin common stock was converted into the right to receive one share of common stock of ArvinMeritor plus $2.00 in cash. In total, approximately 62.3 million shares of Meritor,
         24.3 million shares of Arvin and $48.5 million in cash were exchanged for approximately 71.0 million shares of ArvinMeritor.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         The merger was accounted for by the purchase method of accounting. Accordingly, the results of operations of Arvin are included with those of the company for the period subsequent to the date of the merger. The total estimated merger consideration of $576 million was allocated first to assets and liabilities based on their fair values as of the merger date, with the residual allocated to goodwill, which is being amortized on a straight-line basis over 40 years. Since the company assumed the stock options outstanding of Arvin, the fair value of these options was included in determining the fair value of the consideration. The purchase price allocation is substantially complete and will be revised for the finalization of the fixed asset appraisals and the finalization of any potential plans of restructuring in the fourth quarter of 2001.

         A summary of the estimated fair market value of assets and liabilities acquired is as follows:


                                                                                       Fair
                                                                                      Value
                                                                                      -----
        Current assets.......................................................       $    941
        Property, plant and equipment........................................            508
        Goodwill.............................................................            425
        Other assets.........................................................            256
                                                                                    --------
             Total assets....................................................          2,130
        Current liabilities..................................................         (1,020)
        Other liabilities....................................................           (136)
        Long-term debt and capital securities................................           (398)
                                                                                    --------

        Fair market value..............................................             $    576
                                                                                    ========

         The allocation of the purchase price has been revised from previously reported amounts to reflect appraisals which are substantially complete and restructuring actions recorded under purchase accounting.

         The following unaudited pro forma consolidated results of operations for the nine months ended June 30, 2000 assume that the ArvinMeritor merger occurred as of the beginning of fiscal 2000 (in millions, except per share amounts) and excludes a non-recurring charge of $62 million ($53 million after-tax or $0.73 per basic and diluted shares) for merger expenses:

                                                                                            Nine Months Ended
                                                                                               June 30, 2000
                                                                                           --------------------
        Net sales............................................................                    $ 6,042
                                                                                                 =======

        Net income...........................................................                    $   258
                                                                                                 =======

        Basic earnings per share.............................................                    $  3.58
                                                                                                 =======
        Diluted earnings per share...........................................                    $  3.57
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

5. In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125". The new standard carries forward some of the provisions of SFAS 125, but modifies the methods of accounting for securitizations and other transfers of financial assets and collateral, in addition to requiring additional disclosures. SFAS 140 is effective for reporting periods after March 31, 2001, with the exception of certain collateral and disclosure provisions, which are effective for fiscal years ending after December 15, 2000. The company adopted SFAS 140 in the second quarter of fiscal 2001. The adoption of SFAS 140 did not have a material impact on the financial position or results of operations of the company.

         In the second quarter of fiscal 2001, the company sold substantially all of the trade receivables of four subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned subsidiary of the company. ARC then entered into an agreement (asset securitization facility) to sell an undivided interest in up to $100 million of the receivables to ABN AMRO (the bank). As of June 30, 2001, $100 million of trade receivables had been sold and are excluded from receivables in the consolidated balance sheet. The company has no retained interest in the account receivables sold, but does retain collection and administrative responsibilities. The receivables were sold at fair market value, which approximated carrying value, and a discount on the sale was recorded in Interest expense, net and other. The bank has a preferential interest in approximately $87 million of the remainder of the receivables held at ARC to secure the obligation under the asset securitization facility.

6. During fiscal 2001, the company has recorded net charges for restructuring and other costs of $46 million in the first quarter ($30 million after-tax, or $0.45 per basic and diluted share), $9 million in the second quarter ($6 million after-tax, or $0.09 per basic and diluted share), and $(1) million in the third quarter ($(1) million after-tax, or $(0.02) per basic and diluted share). The second quarter charge was net of approximately $4 million of restructuring reserves, established primarily in the third quarter of fiscal 2000, that were reversed due to improved circumstances and opportunities of the company resulting from the ArvinMeritor merger in July, 2000 (see Note 4). The third quarter charge was net of approximately $10 million of restructuring reserves established in the first quarter of fiscal 2001, reversed primarily due to actions taken to minimize severance costs related to cost-reduction programs in Europe. The fiscal 2001 net charges includes severance and other employee costs of approximately $43 million related to a net reduction of approximately 1,200 employees, with the balance primarily associated with facility related costs from the rationalization of operations. As of June 30, 2001 approximately 675 employees had been terminated under this restructuring action. All restructuring actions will be finalized within one year of recording the initial charge, and substantially all costs related to those actions shall be paid during that time.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         In the third quarter of fiscal 2000, the company recorded a restructuring charge of $26 million ($16 million after-tax, or $0.34 per basic and diluted share). The original charge included severance and other employee costs of approximately $19 million related to a net reduction of approximately 500 employees, with the balance primarily associated with facility related costs from the rationalization of operations. In the second quarter of fiscal 2001, approximately $4 million of restructuring reserves were reversed (discussed above), which changed the total employee costs incurred for the fiscal 2000 restructuring charge to be $15 million related to a net reduction of 350 employees. As of June 30, 2001, approximately 350 employees had been terminated, and all restructuring actions are substantially complete.

         A summary of the restructuring charges as of June 30, 2001 is as follows (in millions):

                                                      Employee
                                                   Termination           Asset
                                                     Benefits          Impairment          Other            Total
                                                     --------          ----------          -----            -----
      Fiscal 2000 gross charge...................    $      19         $       6        $       1         $      26
      Reversal of charge.........................           (4)                -                -                (4)
      Write-down of assets.......................            -                (6)               -                (6)
      Cash payments through 6/30/01..............          (13)                -               (1)              (14)
                                                     ---------         ---------        ---------         ---------

           Subtotal..............................            2                 -                -                 2
                                                     ---------         ---------        ---------         ---------

      Fiscal 2001 gross charges..................           54                11                3                68
      Reversal of charge.........................          (10)               -                 -               (10)
      Write-down of assets.......................            -               (11)               -               (11)
      Cash payments through 6/30/01..............           (9)                -               (2)              (11)
                                                     ---------         ---------        ----------        ---------
           Subtotal..............................           35                 -                1                36
                                                     ---------         ---------        ---------         ---------

      Reserve balance at 6/30/01.................    $      37         $       -        $       1         $      38
                                                     =========         =========        =========         =========

         In the first nine months of fiscal 2001, the company also recorded approximately $17 million of restructuring costs that were incurred as a result of the ArvinMeritor merger and are reflected in the purchase price allocation (see Note 4). These costs include approximately $9 million related to a net reduction of approximately 900 employees, with the balance primarily associated with facility related cost from the rationalization of operations. As of June 30, 2001, approximately 430 employees had been terminated under this restructuring action, and approximately $6 million of reserves remained in the consolidated balance sheet.

7. The company has reserved approximately 13.2 million shares of Common Stock in connection with its Long-Term Incentives Plan (the LTIP), Directors Stock Plan, Incentive Compensation Plan, 1988 and 1998 Stock Benefit Plans, and Employee Stock Benefit Plan for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and stock awards to key employees and the company's directors. At June 30, 2001, there were approximately
         5.0 million shares available for future grants under these plans.

                               ARVINMERITOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         In January 2001, the company granted shares of restricted stock to certain employees in accordance with the LTIP. The restricted shares are subject to continued employment by the employee for the period until January 1, 2004, and vest at the end of three years. The grant of shares was issued from treasury shares, and cash dividends on the restricted shares will be reinvested in additional shares of Common Stock during the period. The grant price of the restricted shares was the quoted market price of $11.375, and is being accounted for as compensation expense over the vesting period.

         In June, 2001, the company commenced an offer to exchange certain outstanding stock options for restricted shares of the company's Common Stock. All outstanding stock options issued under the LTIP, the ArvinMeritor, Inc. Employee Stock Benefit Plan ("Employee Plan"), the ArvinMeritor, Inc. 1998 Stock Benefit Plan ("1998 Plan", and, together with the LTIP and the Employee Plan, the "Plans") and the ArvinMeritor, Inc. 1988 Stock Benefit Plan that were held by active employees and had an exercise price of $22.25 or more per share (except options that expired in June 2001) were eligible for exchange. The exchange rate was based on a percentage of the present value of the options and the market price of the Common Stock on May 25, 2001 of $15.31 per share. In July 2001, 2,810,471 eligible options were cancelled, and 681,832 restricted shares of common stock were issued under the Plans in exchange for those options. The restricted stock will vest in 2006, if the holder remains an active employee through that period, or earlier if certain performance measures are achieved. The grant price of the restricted shares was the quoted market price of $18.85 on the grant date, and is being accounted for as compensation expense over the minimum vesting period of three years assuming the performance measures will be met. The restricted stock was issued from treasury shares, and cash dividends will be reinvested in additional shares of Common Stock during the period.

8. In July 2000, the company's board of directors authorized a program to repurchase up to $100 million of its common stock. Under the program, the company will purchase shares periodically in the open market or through privately negotiated transactions as market conditions warrant and in accordance with Securities and Exchange Commission rules. As of June 30, 2001, 5,426,215 shares of ArvinMeritor common stock had been purchased under this program at an aggregate cost of approximately $84 million, or an average of $15.39 per share.

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

                               ARVINMERITOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.       Inventories are summarized as follows (in millions):

                                                                              June 30,              September 30,
                                                                                2001                    2000
                                                                         -------------------     --------------------
      Finished goods..............................................           $     246               $      298
      Work in process.............................................                 119                      142
      Raw materials, parts and supplies...........................                 166                      195
                                                                             ---------               ----------
           Total..................................................                 531                      635
      Less allowance to adjust the carrying value of
           certain inventories to a last in, first-out
           (LIFO) basis...........................................                  51                       52
                                                                             ---------               ----------

           Inventories............................................           $     480               $      583
                                                                             =========               ==========

10.      Other Current Assets are summarized as follows (in millions):

                                                                              June 30,              September 30,
                                                                                2001                    2000
                                                                          ------------------     --------------------
      Current deferred income taxes...............................            $     126              $      122
      Customer tooling............................................                   33                      37
      Prepaid expenses and other..................................                   47                      53
                                                                              ---------              ----------

           Other Current Assets...................................            $     206              $      212
                                                                              =========              ==========

11.      Other Assets are summarized as follows (in millions):

                                                                              June 30,              September 30,
                                                                                2001                    2000
                                                                          ------------------     --------------------
      Investments in affiliates...................................            $     183              $      200
      Prepaid pension costs.......................................                   80                      78
      Net capitalized computer software costs.....................                   42                      41
      Patents, trademarks and licenses............................                   36                      38
      Long-term deferred income taxes.............................                   36                       9
      Other.......................................................                   95                      61
                                                                              ---------              ----------

           Other Assets...........................................            $     472              $      427
                                                                              =========              ==========

                               ARVINMERITOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12.      Other Current Liabilities are summarized as follows (in millions):

                                                                              June 30,              September 30,
                                                                                2001                    2000
                                                                          ------------------     --------------------
      Accrued product warranties..................................            $      91              $       95
      Accrued restructuring.......................................                   38                      16
      Accrued taxes other than income taxes.......................                   49                      36
      Environmental reserves......................................                   16                      11
      Other.......................................................                  145                      96
                                                                              ---------              ----------

           Other Current Liabilities..............................            $     339              $      254
                                                                              =========              ==========

13.      Other Liabilities are summarized as follows (in millions):

                                                                              June 30,              September 30,
                                                                                2001                    2000
                                                                          ------------------     --------------------
      Environmental reserves......................................            $      27              $       27
      Deferred payments...........................................                   24                      34
      Other.......................................................                   68                      52
                                                                              ---------              ----------

           Other Liabilities......................................            $     119              $      113
                                                                              =========              ==========

14. Long-term Debt, net of discount where applicable, is summarized as follows (in millions):

                                                                              June 30,              September 30,
                                                                                2001                    2000
                                                                          ------------------     --------------------
      6 7/8 percent notes due 2001................................            $       -              $       75
      7.94 percent notes due 2005.................................                   50                      50
      6 3/4 percent notes due 2008................................                  100                     100
      7 1/8 percent notes due 2009................................                  150                     150
      6.8 percent notes due 2009..................................                  498                     498
      Commercial paper............................................                    -                     560
      Bank revolving credit facilities............................                  645                     194
      Lines of credit and other...................................                  113                      93
                                                                              ---------              ----------
         Subtotal.................................................                1,556                   1,720
      Less:  current maturities...................................                  (86)                   (183)
                                                                              ---------              ----------
          Long-term Debt..........................................            $   1,470              $    1,537
                                                                              =========              ==========


                               ARVINMERITOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The company has two unsecured credit facilities: a 364-day, $750-million credit facility and a five-year $750-million revolving credit facility. The 364-day facility expired and was renewed in June 2001. The new 364-day facility matures on June 26, 2002, with the option to convert borrowings thereunder to a one-year term loan, and the five-year facility matures on June 27, 2005. Borrowings are subject to interest based on the company's credit rating. The company also has a commercial paper program with authorized borrowings of up to $1 billion. During the second quarter of fiscal 2001, Standard & Poor's and Moody's revised their credit ratings of the company's long-term debt and commercial paper. As a result of these actions, the company's borrowing costs under credit arrangements have increased, and it is effectively precluded from issuing commercial paper.

         On April 12, 2001, the company filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities that may be offered in one or more series on terms to be determined at the time of sale. The registration statement became effective on April 18, 2001. Except as may otherwise be determined at the time of sale, the net proceeds of any offering would be used for repayment of outstanding indebtedness and for other general corporate purposes.

15.      Accrued Retirement Benefits consisted of the following (in millions):

                                                                              June 30,              September 30,
                                                                                2001                    2000
                                                                          ------------------     --------------------
      Accrued retirement medical costs............................            $     318              $      325
      Accrued pension costs.......................................                   70                      76
      Other.......................................................                   26                      26
                                                                              ---------              ----------
             Total................................................                  414                     427
      Amount classified as current liability......................                  (45)                    (45)
                                                                              ---------              ----------
             Accrued Retirement Benefits                                      $     369              $      382
                                                                              =========              ==========

16. ArvinMeritor currently has three reportable operating segments: Light Vehicle Systems (LVS), Commercial Vehicle Systems (CVS) and Light Vehicle Aftermarket (LVA). LVS is a major supplier of exhaust systems, aperture systems (primarily roof and door systems) and undercarriage systems (primarily suspension, ride and motion control, and wheel products) for passenger cars, light trucks and sport utility vehicles to original equipment manufacturers. CVS is a leading supplier of drivetrain systems and components, including axles, brakes, and drivelines, for medium- and heavy-duty trucks, trailers and off-highway equipment and specialty vehicles. LVA supplies exhaust, ride control, filter products and accessories to the light vehicle aftermarket. Business units that are not focused on automotive products are classified as "Other." The company's Coil Coating division is the primary component of this classification.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         Segment information is summarized as follows (in millions):


                                                              Three Months Ended                 Nine Months Ended
                                                                  June 30,                          June 30,
                                                        --------------------------         --------------------------
                                                           2001            2000               2001             2000
                                                        ---------        ---------         ---------        ---------
      Sales:
      Light Vehicle Systems.........................    $     961        $     406         $  2,782         $   1,232
      Commercial Vehicle Systems....................          559              735            1,694             2,241
      Light Vehicle Aftermarket.....................          235                -              648                 -
      Other.........................................           39                -              116                 -
                                                        ---------        ---------         --------         ---------
                Total...............................    $   1,794        $   1,141         $  5,240         $   3,473
                                                        =========        =========         ========         =========

      Operating income:
      Light Vehicle Systems.........................    $      61        $      38         $    175         $     109
      Commercial Vehicle Systems....................            4               67               26               191
      Light Vehicle Aftermarket.....................           17                -               28                 -
      Other.........................................           (2)               -               (8)                -
      Restructuring costs and other charges.........            1              (26)             (54)              (26)
      Gain on sale of business and other............            -                6                -                89
      Merger expenses...............................            -               (2)               -                (2)
                                                        ---------        ---------         --------         ----------
           Operating income.........................           81               83              167               361
      Equity in earnings of affiliates..............            -                7                9                24
      Interest expense, net and other...............          (33)             (19)            (106)              (54)
                                                        ---------        ---------         --------         ---------
      Income before income taxes....................           48               71               70               331
      Provision for income taxes....................          (16)             (27)             (23)             (127)
      Minority interests............................           (2)              (4)              (6)              (10)
                                                        ---------        ---------         --------         ---------

      Net income....................................    $      30        $      40         $     41         $     194
                                                        =========        =========         ========         =========

17.      Comprehensive income (loss) is summarized as follows (in millions):

                                                          Three Months Ended                 Nine Months Ended
                                                               June 30,                          June 30,
                                                     ----------------------------       ---------------------------
                                                          2001            2000              2001            2000
                                                     -----------       ----------       ----------        ---------
      Net income............................         $      30         $      40        $      41         $     194
      Foreign currency translation..........               (28)              (10)             (61)              (33)
                                                     ---------         ---------        ---------         ---------

      Comprehensive income (loss)...........         $       2         $      30        $     (20)        $     161
                                                     =========         =========        =========         =========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

18. On November 30, 1999, the company completed the sale of its Light Vehicle Systems seat adjusting systems business for approximately $135 million cash, resulting in a one-time gain of $83 million ($51 million after-tax, or $1.06 per basic and diluted share). The seat adjusting systems business had fiscal 1999 sales of approximately $130 million.

19. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, intellectual property, environmental, safety and health and employment matters.

         Included in these matters are claims for alleged asbestos-related personal injuries, which arose from products manufactured prior to 1977 by a subsidiary acquired by Arvin in 1986. During fiscal years 1995 through 2000, the company and its predecessors paid asbestos-related claims of approximately $35 million, substantially all of which were reimbursed by insurance. As of June 30, 2001, the company has accrued approximately $60 million for contingent asbestos-related liabilities, and recorded assets of $49 million for probable recoveries from third parties and insurance. Management believes that existing insurance coverage will reimburse substantially all of the potential liabilities and expenses related to pending cases.

         Prior to February 1, 2001, the Center for Claims Resolution (the "CCR") handled the processing and settlement of asbestos claims on behalf of the company. The company shared in the payments of defense costs and settlements of the asbestos claims with other CCR members. Several members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. The company expects to be subject to claims for payment of a portion of the defaulted shares and an estimate of this payment has been included in the recorded reserves. The Company and its insurers are engaged in a proceeding to determine whether existing insurance coverage should reimburse any potential liability related to this issue.

         Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's financial statements.

20. On August 10, 2001, the company announced the resignation of V. William Hunt from the company's board of directors and from his position as vice chairman and president of the company. Pursuant to Mr. Hunt's employment agreement with the company (discussed in the Proxy Statement for the company's February 2001 annual meeting of shareowners), he is entitled to certain payments and benefits as a result of his resignation. The company is currently assessing the amount of these payments and benefits and their effect on the company's financial results. The company will record the charge in the fourth quarter of fiscal 2001.

                               ARVINMERITOR, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

As is discussed in Note 1 of the notes to the consolidated financial statements, on July 7, 2000, Meritor and Arvin merged to form ArvinMeritor. The merger was accounted for as a purchase with Meritor designated as the acquirer. Accordingly, the historic financial information for periods prior to July 7, 2000, reflects only the results of Meritor and its consolidated subsidiaries. The information for the period after July 7, 2000, represents the results of ArvinMeritor and its consolidated subsidiaries. All prior periods' share and per share data have been restated to conform with the exchange of Meritor shares to ArvinMeritor shares on a one Meritor share for 0.75 ArvinMeritor share basis, in connection with the merger. All references to pro forma amounts assume that the merger occurred at the beginning of each period presented, and do not give pro forma effect to any acquisitions or divestitures made by Arvin or Meritor.

2001 Third Quarter Compared to 2000 Third Quarter

Sales for the third quarter of 2001 were $1,794 million, an increase of $653 over the same period last year. Excluding sales of $857 million attributable to the merger with Arvin, sales decreased $204 million primarily due to softness in the North American commercial vehicle market, and weaker European currencies. On a pro forma basis, assuming Arvin and Meritor had operated as a merged company in both periods, sales declined $263 million, or 13 percent compared to $2,057 million in the third quarter of 2000. Continuing softness in replacement markets, in addition to the commercial vehicle market, and weaker European currencies, contributed to this decline.

Third quarter 2001 operating income was $81 million, compared to $83 million in the third quarter of 2000. Before special items, operating income was $80 million, declining 24 percent from $105 million in the third quarter 2000. The merger with Arvin contributed $53 million to operating income before special items in the third quarter of 2001. Excluding the impact of the merger, operating income decreased $78 million from third quarter last year. The decline in operating income continues to be driven primarily by revenue declines of 24 percent in Commercial Vehicle Systems (CVS) from the same period last year. Also contributing to the decline in operating income were pricing pressures, product mix and the effect of a weak euro in the Light Vehicle Systems (LVS) segment. Special items in the third quarter of fiscal 2001 include a net favorable adjustment of $1 million ($1 million after-tax, or $0.02 per basic and diluted share) related to the company's restructuring actions (see below). Special items in the prior year's third quarter include charges of $26 million ($16 million after-tax, or $0.34 cents per basic and diluted share) related to the company's restructuring actions, a gain of $6 million ($3 million after-tax, or $0.06 per basic and diluted share) on the sale of land, and merger expenses of $2 million ($1 million after-tax, or $0.02 per basic and diluted share). Operating income for the quarter, before special items, was down 52 percent from $165 million on a pro forma basis in the third quarter of fiscal 2000, resulting in a decrease in margin from 8.0 percent to 4.5 percent. The decline in operating income and margin continues to be driven primarily by revenue declines in the CVS segment.

                               ARVINMERITOR, INC.

Affiliate income for the quarter continued to reflect the drop in North American CVS markets, declining $7 million versus the prior year comparable quarter. Pro forma affiliate income was $12 million in the third quarter of fiscal 2000. Interest expense, net and other was $33 million, an increase of $14 million over the third quarter fiscal 2000, resulting from increased borrowings of the combined company. Interest expense, net and other was down $5 million from pro forma interest expense, net and other of $38 million in the third quarter of fiscal 2000, reflecting lower debt levels and interest rates.

Net income for the third quarter of fiscal 2001 was $30 million, or $0.46 per basic and diluted shares compared to $40 million and $0.86 in fiscal 2000. Before special items, net income was $29 million, or $0.44 per basic and diluted shares, a decrease of $25 million or $0.72 per basic and diluted shares from the same period last year. Net income, before special items, decreased $55 million, or 65 percent from $84 million for the pro forma third quarter of fiscal 2000.

The third-quarter effective tax rate of 33.5 percent was down, from the third-quarter fiscal 2000 rate of 37.5 percent. The decrease is due to ongoing legal entity restructuring, which more closely aligns the company's organizational structure with the underlying operations of the businesses.

LVS sales were $961 million, up $555 million as compared to last year's third quarter. Excluding $569 million of sales attributed to the merger with Arvin, sales were down $14 million, or 3 percent. LVS sales were down slightly compared to $986 million on a pro forma basis in the third quarter of last year. LVS operating margin fell to 6.3 percent, from 7.6 percent on a pro forma basis a year ago. Pricing pressures from the vehicle producers will continue to make it difficult to improve margin levels during the fourth quarter of fiscal 2001. The company continues to work at offsetting these challenges with efforts to lower fixed costs through synergy savings and restructuring actions.

CVS sales were $559 million, down 24 percent from $735 million for the comparable period last year. Operating income was $4 million, down from $67 million in the third quarter of last year. Operating margin decreased from 9.1 percent in third quarter fiscal 2000 to 0.7 percent in the same period fiscal 2001. The decline in the North American Class 8 commercial truck market was the major factor in this operating income and margin decline. Sales and operating income were $754 million and $72 million on a pro forma basis for the third quarter of fiscal 2000.

Light Vehicle Aftermarket (LVA) sales were $235 million for the third quarter of fiscal 2001, with no sales in the comparable period last year as this business is attributable to Arvin, and accordingly, is included in the consolidated results for periods subsequent to the merger. On a pro forma basis, sales were down 12 percent from $268 million for last year's third quarter. Lower customer demand continues to result in depressed volumes in two of the three light vehicle aftermarket product lines. LVA increased its operating margin during the third quarter of fiscal 2001, to 7.2 percent, up from 5.6 percent in last year's third quarter. This margin increase is primarily the result of improved pricing and the impact of ongoing cost reductions.

                               ARVINMERITOR, INC.

Nine Months Ended June 30, 2001, Compared to Nine Months Ended June 30, 2000

Sales were $5,240 million for the first nine months of fiscal 2001, an increase of $1,767 million over the same period last year. Included in the first nine months of fiscal 2001 are $2,439 million of sales attributable to the merger with Arvin. Excluding the impact of the merger, sales decreased $672 million due to weak demand in the North American CVS markets and the negative impact of currency exchange. The sale of the LVS seat adjusting systems business in the first quarter of fiscal 2000 also contributed to this decline, as this business contributed sales of $31 million in fiscal 2000. Sales declined $802 million, or 13 percent compared to pro forma sales of $6,042 million in the first nine months of fiscal 2000. Weak demand in the LVA market contributed to the decline on a pro forma basis.

Operating income was $167 million in the first nine months of fiscal 2001, compared to $361 million in fiscal 2000. Before special items, operating income decreased $79 million, or 26 percent, to $221 million from $300 million. The merger with Arvin contributed $120 million to operating income before special items for the nine months ended June 30, 2001. The operating income decline was driven by a decrease in sales, primarily in CVS, as discussed above. Special items in the first nine months of fiscal year 2001 included net charges of $54 million ($35 million after-tax, or $0.52 per basic and diluted share), related to the company's restructuring actions announced in November 2000 (see below). Special items in the prior year's first nine months included a gain of $83 million ($51 million after-tax or $1.06 cents per basic and diluted share), due to the sale of the Light Vehicle Systems seat adjusting systems business, charges of $26 million ($16 million after-tax or $0.34 per basic and diluted share), related to the company's restructuring actions, a one-time gain of $6 million ($3 million after-tax or $0.06 per basic and diluted share) from the sale of land and merger expenses of $2 million ($1 million after-tax, or $0.02 per basic and diluted share). Operating income for the first nine months, before special items, was down 50 percent from $439 million pro forma last year, resulting in a decrease in operating margin from 7.3 percent to 4.2 percent. Sales declines in all segments drove the decrease in pro forma operating income and margin.

Affiliate income for the first nine months of fiscal 2001 was $9 million, compared to $24 million in the same period last year. Interest expense, net and other was up $52 million to $106 million, primarily due to higher debt levels of the combined company, increased borrowing rates resulting from a change in the company's debt rating (see Note 14), and additional borrowings used to fund the share repurchase program. The first nine months of fiscal 2000 affiliate income and interest expense, net and other on a pro forma basis were $35 million and $107 million, respectively.

                               ARVINMERITOR, INC.

Net income was $41 million, or $0.62 per basic and diluted share for the first nine months of fiscal 2001, down from $194 million and $4.05 per basic and diluted shares for the same period last year. Before special items, net income was $76 million, or $1.15 per basic and diluted shares, a decrease of $81 million, or $3.28 per basic and diluted shares, from the first nine months of fiscal 2000. Net income and earnings per share, before special items, decreased $149 million and $1.97 per basic and diluted shares from the first nine months of fiscal 2000 pro forma net income of $225 million and $3.12 per basic and diluted earnings per share.

The effective tax rate for the first nine months of fiscal 2001 was 33.5 percent, down from 38.5 percent in the first nine months of fiscal 2000. The decrease is due to ongoing legal entity restructuring which more closely aligns the company's organizational structure with the underlying operations of the businesses.

LVS sales were $2,782 million, up from $1,232 million as compared to the first nine months of fiscal 2000. Sales of $1,634 million in the first nine months of fiscal 2001 are attributable to the merger with Arvin. Excluding these sales, LVS sales decreased $84 million. Included in this decrease is the impact of the sale of the LVS seat adjusting systems business during fiscal 2000, which contributed $31 million in the first nine months of last year. Operating income was $175 million, up from $109 million in the first nine months of fiscal 2000. The merger with Arvin contributed $74 million in operating income in the first nine months of fiscal 2001. Sales were down from pro forma sales of $2,869 million in first nine months of fiscal 2000, and operating income was down from $192 million pro forma last year.

CVS sales were $1,694 million, down from $2,241 million, or 24 percent, compared to last year's first nine months. Operating income and margin declined to $26 million and 1.5 percent for the first nine months of this year, compared to $191 million and 8.5 percent last year. The steep decline experienced in the Class 8 North American truck volumes has resulted in a higher fixed-cost ratio, which negatively affected operating margin. Sales and operating income were $2,295 million and $201 million, respectively, on a pro forma basis for the first nine months of fiscal 2000.

LVA sales were $648 million, with no sales in the first nine months of fiscal 2000 as this business is attributable to Arvin, and is only included in the consolidated results for periods subsequent to the merger. Sales on a pro forma basis were down from $741 million, or 13 percent. LVA operating margin was down from 5.0 percent on a pro forma basis for the first nine months of fiscal 2000, to 4.3 percent. A continued downward trend in the North American market, and softer European volumes were major contributors to the decline in the pro forma year-over-year comparison of both sales and operating margin.

The company has a share repurchase program, pursuant to which it is authorized to repurchase up to $100 million in company stock. As of June 30, 2001, the company had acquired 5,426,215 shares of its outstanding common stock, at an aggregate cost of $84 million, or $15.39 per share.

                               ARVINMERITOR, INC.

The company continues to make progress in implementing existing restructuring plans and has identified further restructuring actions, aggregating $30 million, in addition to the $90 million announced in November 2000 to realign operations to reflect the decline in the company's major markets. The additional restructuring plans are the result of continuing efforts to identify cost savings, and all charges will be recorded as the related actions are approved and communicated. Special charges related to restructuring actions were $54 million for the first nine months of fiscal 2001 ($35 million after-tax or $0.52 per basic and diluted share). These charges were net of approximately $4 million of restructuring reserves, established primarily in the third quarter of fiscal 2000, that were reversed due to improved circumstances and opportunities of the company resulting from the ArvinMeritor merger in July 2000, and $10 million of restructuring reserves established in the first quarter of fiscal 2001 due primarily to actions taken to minimize severance costs related to cost-reduction programs in Europe (see Note 6). The company also recorded approximately $17 million of restructuring costs that were incurred as a result of the ArvinMeritor merger and are reflected in the purchase price allocation (see Note
4). Anticipated restructuring-related charges of approximately $17 million will occur in the fourth quarter of fiscal 2001, and a further $13 million in costs related to the former Arvin businesses is expected to be recorded in accordance with purchase accounting rules and will be incremented to the goodwill resulting form the combination of Arvin and Meritor. An additional charge of $5 million is expected to be incurred in the first quarter of fiscal 2002.

Cash provided by operating activities for the first nine months of fiscal 2001 was $379 million. Excluding the impact of the accounts receivable securitization program (see below), operating cash flow increased $116 million compared to the first nine months of fiscal 2000. Working capital contributed $78 million to this improvement. Depreciation and amortization expense was $162 million for the first nine months of fiscal 2001. The company anticipates depreciation and amortization expense to be approximately $225 million for the entire fiscal year.

During the second quarter of fiscal 2001, a wholly owned subsidiary of the company entered into an agreement to sell an undivided interest in up to $100 million of trade receivables to improve financial flexibility and lower financing costs. The accounts receivable sold are reflected as a reduction to accounts receivable in the consolidated balance sheet. As of June 30, 2001, the company has utilized $100 million of the asset securitization facility (see Note
5).

Capital expenditures were $154 million in the first nine months of fiscal 2001, an increase of $38 million from the same period last year. Increased capital expenditures associated with the merger with Arvin were partially offset by an overall reduction in capital expenditures by the company in the current year. The company anticipates full year fiscal 2001 capital expenditures of approximately $220 to $240 million. Cash provided by investing activities in the first nine months of fiscal 2001 include proceeds of $18 million from the sale of the company's investment in a joint venture. Cash provided by investing activities in the first nine months of fiscal 2000 included $148 million in proceeds principally from the sale of the LVS seat adjusting systems business.

Cash used for financing activities in the first nine months of fiscal 2001 includes payments of $31 million for purchases of the company's common stock and $44 million for cash dividends. Cash used for financing activities for the first nine months of fiscal 2001 included a net decrease in debt of $164 million resulting from strong cash generated from operating activities. The company's third quarter dividend of $0.22 cents per share was paid on June 11, 2001, to shareowners of record on May 21, 2001.

                               ARVINMERITOR, INC.

On July 11, 2001, the board of directors declared a quarterly dividend of $0.10 per share, payable on September 10, 2001 to shareowners of record on August 20, 2001. The reduction in the quarterly dividend from $0.22 to $0.10 per share brings the company in line with industry averages and provides the organization with additional financial flexibility to increase investments in innovation, take advantage of strategic growth opportunities and reduce debt.

The company's net debt to capitalization ratio increased to 67 percent at June 30, 2001, from 65 percent at September 30, 2000. In the second quarter of fiscal year 2001, Standard & Poor's and Moody's revised their credit ratings to BBB-/Baa3, respectively, for the company's long-term debt and A3/P3, respectively, for the company's commercial paper. As a result of these actions, the company's borrowing costs under its credit arrangements have increased, and it is effectively precluded from issuing commercial paper (see Note 14).

On April 12, 2001, the company filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities that may be offered in one or more series on terms to be determined at the time of sale. The registration statement became effective on April 18, 2001. Except as may otherwise be determined at the time of sale, the net proceeds of any offering would be used for repayment of outstanding indebtedness and for other general corporate purposes.

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption "Environmental Matters" in the Chief Financial Officer's Review, Management's Discussion and Analysis in the company's 2000 Annual Report to Shareowners, incorporated by reference into the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Management believes that at June 30, 2001, there has been no material change to this information.

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

The company is engaged in business in most of the countries that participate in the European Monetary Union, and sales for fiscal 2000 in these countries were approximately 17 percent of the company's total sales. In addition, the company enters into foreign currency forward exchange contracts with respect to several of the existing currencies that will be subsumed into the Euro and has borrowings in participating currencies primarily under its revolving credit facility. The company has analyzed the potential effects of the Euro conversion on competitive conditions, information technology and other systems, currency risks, financial instruments and contracts, and has examined the tax and accounting consequences of Euro conversion, and believes that the conversion has not had and will not have a material adverse effect on its business, operations and financial condition.

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


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to foreign currency exchange rate risk inherent in its sales, purchases, assets and liabilities denominated in currencies other than the U.S. dollar and interest rate risk associated with the company's debt. The company does enter into foreign currency forward exchange contracts to minimize the risk of unanticipated gains and losses from currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business (See Note 3 to the financial statements for information on accounting for these contracts). It is the policy of the company not to enter into derivative financial instruments for speculative purposes, and therefore, the company holds no derivative instruments for trading purposes.

The company has performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of June 30, 2001, the analysis indicated that such market movements would not have a material effect on the company's consolidated financial position, results of operations or cash flows. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

                               ARVINMERITOR, INC.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         As disclosed in Item 3 of the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, various lawsuits, claims and proceedings have been or may be instituted or asserted against the company or its subsidiaries relating to the conduct of the company's business, including those pertaining to product liability, intellectual property, environmental, safety and health, and employment matters. Included in these matters are claims for alleged asbestos-related personal injuries, which arose from products manufactured prior to 1977 by a subsidiary acquired by Arvin in 1986. During fiscal years 1995 through 2000, the company and its predecessors paid asbestos-related claims of approximately $35 million, substantially all of which were reimbursed by insurance. As of June 30, 2001, the company has accrued approximately $60 million for contingent asbestos-related liabilities, and recorded assets of $49 million for probable recoveries from third parties and insurance. Management believes that existing insurance coverage will reimburse substantially all of the potential liabilities and expenses related to pending cases.

         Prior to February 1, 2001, the Center for Claims Resolution (the "CCR") handled the processing and settlement of asbestos claims on behalf of the company. The company shared in the payments of defense costs and settlements of the asbestos claims with other CCR members. Several members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. The company expects to be subject to claims for payment of a portion of the defaulted shares and an estimate of this payment has been included in the recorded reserves. The company and its insurers are engaged in a proceeding to determine whether existing insurance coverage should reimburse any potential liability related to this issue.

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

Item 2.  Changes in Securities and Use of Proceeds

         On April 2, 2001, the company issued 637 shares of Common Stock to James E. Perrella, a non-employee director of the company, pursuant to the terms of the company's Directors Stock Plan, in lieu of cash payment of the quarterly retainer fee for board service. The issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under
         Section 4(2).

                               ARVINMERITOR, INC.

PART II.  OTHER INFORMATION

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

                               ARVINMERITOR, INC.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  10a - 364-Day Credit Agreement dated as of June 27, 2001, among the company, the lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and Citicorp USA, Inc., Bank of America, N.A. and Deutsche Bank AG New York Branch, as Documentation Agents.

                  10b - Amended and Restated 5-Year Revolving Credit Agreement dated as of June 27, 2001, among the company, the foreign subsidiary borrowers and lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and Citicorp USA, Inc. and Bank of America, N.A., as Documentation Agents.

                  10c - ArvinMeritor, Inc. 1998 Stock Benefit Plan, as amended (filed as Exhibit (d)(2) to Schedule TO, Amendment No. 3, in File No. 5-61023 and incorporated herein by reference).

                  10d - ArvinMeritor, Inc. Employee Stock Benefit Plan, as amended (filed as Exhibit (d)(3) to Schedule TO, Amendment No. 3, in File No. 5-61023 and incorporated herein by reference).

                  12 - Computation of ratio of earnings to fixed charges.

                  23 - Consent of Vernon G. Baker, II, Senior Vice President, General Counsel and Secretary of the company.


         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the quarter ended July 1, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   ARVINMERITOR, INC.
                                          ----------------------------------
                                                     (Registrant)

Date        August 15, 2001               By     V.G. Baker, II
         ------------------------            -------------------------------
                                                 V.G. Baker, II
                                                 Senior Vice President,
                                                 General Counsel and Secretary
                                                 (For the Registrant)



Date        August 15, 2001               By     D. M. Stelfox
         ------------------------            -------------------------------
                                                 D. M. Stelfox
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)

                                 Exhibit Index

                  10a - 364-Day Credit Agreement dated as of June 27, 2001, among the company, the lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and Citicorp USA, Inc., Bank of America, N.A. and Deutsche Bank AG New York Branch, as Documentation Agents.

                  10b - Amended and Restated 5-Year Revolving Credit Agreement dated as of June 27, 2001, among the company, the foreign subsidiary borrowers and lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, The Chase Manhattan Bank, as Syndication Agent, and Citicorp USA, Inc. and Bank of America, N.A., as Documentation Agents.

                  10c - ArvinMeritor, Inc. 1998 Stock Benefit Plan, as amended (filed as Exhibit (d)(2) to Schedule TO, Amendment No. 3, in File No. 5-61023 and incorporated herein by reference).

                  10d - ArvinMeritor, Inc. Employee Stock Benefit Plan, as amended (filed as Exhibit (d)(3) to Schedule TO, Amendment No. 3, in File No. 5-61023 and incorporated herein by reference).

                  12 - Computation of ratio of earnings to fixed charges.

                  23 - Consent of Vernon G. Baker, II, Senior Vice President, General Counsel and Secretary of the company.