Form 10-K405
period 2001-09-30
ARVINMERITOR INC
filed 2001-12-19
CIK 1113256

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                         COMMISSION FILE NUMBER 1-15983
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on November 30, 2001 was approximately $1.188 billion.

     66,492,558 shares of the registrant's Common Stock, par value $1 per share, were outstanding on November 30, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 20, 2002 is incorporated by reference into Part III.

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

     ArvinMeritor was incorporated in Indiana in March 2000 in connection with the merger ("Merger") of Meritor Automotive, Inc. ("Meritor") and Arvin Industries, Inc. ("Arvin"). The Merger of Meritor and Arvin into ArvinMeritor was effective on July 7, 2000.

     Before the Merger, Meritor was a Delaware corporation that was spun off by its parent company, Rockwell International Corporation ("Rockwell"), on September 30, 1997. On that date, Rockwell transferred substantially all of its operations, assets and liabilities related to its automotive businesses to Meritor, and distributed all of Meritor's outstanding common stock to Rockwell shareowners on a pro rata basis.

     As used herein, the terms "company," "ArvinMeritor," "we," "us" and "our" include subsidiaries and predecessors unless the context indicates otherwise.

     Whenever an item of this Annual Report on Form 10-K refers to information in the Proxy Statement for the Annual Meeting of Shareowners of ArvinMeritor to be held on February 20, 2002 (the "2002 Proxy Statement"), or under specific captions in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations or Item 8. Financial Statements and Supplementary Data, the information is incorporated in that item by reference.

     References in this Annual Report on Form 10-K to the company's being a leading supplier or the world's leading supplier, and other similar statements as to our relative market position, are based principally on calculations made by us based on information collected by us, including company and industry sales data obtained from internal and available external sources, as well as our estimates. In addition to such quantitative data, our statements are based on other competitive factors such as our technological capabilities, our research and development efforts and innovations and the quality of our products and services, in each case relative to that of our competitors in our addressed markets.

     ArvinMeritor serves a broad range of original equipment manufacturer ("OEM") customers worldwide, including truck OEMs, light vehicle OEMs, semi-trailer producers and off-highway and specialty vehicle manufacturers, and the related aftermarkets. Our ten largest customers accounted for 60% of total fiscal year 2001 sales. We operated 165 manufacturing facilities in 27 countries around the world in fiscal year 2001. Sales outside the United States accounted for approximately 49% of total sales in fiscal year 2001.

     ArvinMeritor serves customers worldwide through three operating segments:
Light Vehicle Systems ("LVS"), Commercial Vehicle Systems ("CVS") and Light Vehicle Aftermarket ("LVA"). The three operating segments supply the following products and markets:

     - LVS supplies aperture systems (primarily roof, door and access control systems and motion control products), undercarriage systems (primarily suspension, ride control and wheel products) and exhaust systems for passenger cars, light trucks and sport utility vehicles to OEMs.

     - CVS supplies drivetrain systems and components, including axles, brakes, drivelines and ride control products, for medium- and heavy-duty trucks, trailers and off-highway equipment and specialty vehicles.

     - LVA supplies exhaust, ride control and filter products and accessories to the passenger car, light truck and sport utility aftermarket.

Business units that do not primarily focus on automotive products are classified as "Other." Our coil coating operation is the primary component in this classification.

     Note 21 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data contains financial information by segment for the three years ended September 30, 2001, including information on sales and assets by geographic area for each segment. The heading "Products" below includes information on LVS, CVS and LVA sales by product for each of the three years ended September 30, 2001.

     ArvinMeritor began operations as a combined company on July 7, 2000 and, accordingly, does not have an operating history as a combined company prior to that date. Except where otherwise noted, the historic financial information included in this Annual Report on Form 10-K for periods prior to July 7, 2000 reflects only the results of Meritor and its consolidated subsidiaries. The information for periods after July 7, 2000 represents the results of ArvinMeritor and its consolidated subsidiaries. This information may not be indicative of our future results of operations, financial position or cash flows.

INDUSTRY DEVELOPMENTS AND OUTLOOK

     The industry in which we operate is cyclical and has been characterized historically by periodic fluctuations in demand for vehicles for which we supply products. Softening demand in several of the company's principal markets, including commercial truck and light vehicle markets in North America and light vehicle replacement markets, had a negative effect on our financial results for fiscal year 2001 and will continue to have an effect in 2002. Our most recent outlook shows continued weakness in these markets, as well as a decline in light vehicle markets in Europe, for fiscal year 2002. Currency fluctuations, notably weakness of the euro relative to the U.S. dollar, also impacted the company in 2001 and may continue to impact us in 2002. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview and Outlook and -- Results of Operations, and "International Operations" below.

     We continue to seek to mitigate the effects of these negative factors by implementing cost-reduction initiatives, limiting capital spending, reducing salaried workforce, reducing the number of our facilities and improving operational efficiencies. In that connection, we have undertaken restructuring actions and have achieved Merger synergies in fiscal year 2001 to improve efficiency and realize cost reductions. See "Strategic Initiatives" below and
Note 5 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

BUSINESS STRATEGIES AND INDUSTRY TRENDS

     ArvinMeritor has developed leadership market positions as a global supplier of a broad range of components and systems for use in commercial, specialty and light vehicles worldwide. In the short term, we seek to maintain these market positions in the face of the industry downturns described above. In the longer term, we work to enhance our leadership positions and capitalize on our existing customer, product and geographic strengths, and to increase sales, earnings and profitability. ArvinMeritor employs various business strategies to achieve these goals.

     Several significant trends in the automotive industry influence our business strategies. These trends, which present opportunities and challenges to industry suppliers, include the globalization of OEMs and their suppliers, increased outsourcing by OEMs, increased demand for modules and systems by OEMs, with an increasing emphasis on engineering and technology, and the consolidation of suppliers worldwide.

     ArvinMeritor's business strategies and the industry trends that affect them include the following:

     Continuously Improve Core Business Processes. As OEMs expand their global presence to reach new markets, they are able to achieve significant cost savings and enhanced product quality and consistency by sourcing from the most capable full-service global suppliers. The criteria for selection of suppliers have increasingly focused on quality, cost and responsiveness. We have responded to this trend by continuously improving our core business processes through investment in information technology and capital equipment; rationalization of production among facilities; deintegration of non-core processes; establishment of flexible assembly sites; and simplification and increased commonality of products. The goals of these actions are to reduce product costs, improve product quality and lower required asset investment levels, which should result in reduced product development times or cycles and more flexibility to meet customer needs.

     The Merger provided an opportunity to advance this continuous improvement process by combining or selecting between the best practices of both constituent companies. In fiscal year 2001, we launched the ArvinMeritor Performance System
(AMPS) program, a continuous improvement initiative based on the best principles of Arvin's Total Quality Production System and Meritor's White Shirt continuous improvement program.

     Leverage Geographic Strengths. As OEMs globalize, they also have the opportunity to take advantage of economies of scale through global sourcing of components and systems. Geographic expansion to meet the global sourcing needs of customers and to address new markets will continue to be an important element of our growth strategy.

     Management believes opportunities exist to further increase our presence in the light vehicle OEM market where, prior to the current downturn in the industry, our sales of light vehicle products increased each year from 1996 to 2000. The Merger has enhanced our LVS product offerings and improved our ability to take advantage of these opportunities.

     We also believe there are opportunities to increase sales to heavy-duty and medium-duty commercial vehicle OEMs in Europe, building on established customer relationships with our North American affiliates and our existing manufacturing presence in Europe. Emerging markets such as the Asia/Pacific region and South America also present growth opportunities, as demand for commercial, specialty and light vehicles increases in these areas. In evaluating opportunities in these emerging markets, we will continue to assess the economic situation in these regions and its potential effect on our businesses and served markets.

     Capitalize on Customer Outsourcing Activities. OEMs are responding to global competitive pressures to improve quality and reduce manufacturing costs and related capital investments by outsourcing products that historically have been engineered and manufactured internally. Outsourcing enables OEMs to focus on their core design, assembly and marketing capabilities. One of our significant growth strategies is to provide lower cost and higher quality products to customers that are increasing their outsourcing activities.

     Management believes truck and trailer OEMs in Europe will increasingly outsource in order to achieve cost and efficiency advantages. We work closely with current and prospective customers worldwide to identify and implement mutually beneficial outsourcing opportunities.

     In markets addressed by LVS, the increased outsourcing trend has extended not only to components, but to entire modules and systems, requiring suppliers to provide a higher level of engineering, design, and electromechanical and systems integration expertise in order to remain competitive. Increased outsourcing by light vehicle OEMs has resulted in higher overall per vehicle sales by independent suppliers and presents the opportunity for supplier sales growth independent of the overall automotive industry growth trend.

     We have sought and will continue to seek to capitalize on this trend by using our broad product lines and design, engineering and manufacturing expertise to expand sales of higher value modules and systems. For example, Air2Air(TM), LVS's new integrated airflow system, expands our existing exhaust system products to incorporate air induction components that are customarily produced internally by OEMs. In addition, LVS has developed, and is the leading supplier of, complete roof modules comprised of a roof liner bound to an outer shell using a patented process. These modules can also incorporate LVS sunroof technology and such items as sun visors, grab handles and interior lighting, as well as aerials and loudspeakers. LVS currently has development contracts for roof modules with several OEMs. While no assurances can be made, these arrangements have the potential of resulting in increased sales to OEMs in the future.

     Introduce New Systems and Technologies. As OEMs seek the most capable global suppliers, the criteria for selection include not only quality, cost and responsiveness, but also certain full-service capabilities, including an increasing emphasis on design and engineering.

     ArvinMeritor plans to continue investing in new technologies and product development and to continue working closely with its customers to develop and implement design, engineering, manufacturing and quality improvements. For example, we are continuing to develop technical expertise that will permit us to assist customers in meeting new and more stringent emissions requirements that are phased in over the next ten years in our primary markets in North America and Europe. In addition, we are developing braking systems technology that would assist customers in meeting proposed U.S. regulations to improve braking performance and reduce stopping distances for commercial motor vehicles. Management believes that the strategy of continuing to introduce new and improved systems and technologies will be an important factor in our efforts to achieve our growth objectives. We will draw upon the engineering resources of our Technical Centers in Troy, Michigan, and Columbus, Indiana, and our engineering centers of expertise in the United States, Brazil, Canada, France, Germany and the United Kingdom. See "Research and Development."

     Leverage Aftermarket Business. Longer product lives of automotive parts adversely affect the demand for some aftermarket products. The average useful life of automotive products has been increasing steadily in recent years, due to innovations in products and technologies, resulting in less frequent replacement of parts and a negative effect on aftermarket sales.

     ArvinMeritor seeks to mitigate the effects of this trend by using our existing distribution channels to market new products, both those manufactured by ArvinMeritor and those manufactured by others and sold by us under distribution agreements. The Merger furthered this strategy by combining Arvin's strength in the light vehicle aftermarket with Meritor's strength in the commercial vehicle aftermarket, thereby providing opportunities for operating synergies and cross-selling of products.

     Selectively Pursue Strategic Opportunities. The globalization of OEMs and the trend toward entering into supply arrangements with the most capable global suppliers have contributed to the consolidation of automotive suppliers into larger, more efficient and more capable companies. The company regularly evaluates various strategic and business development opportunities, including licensing agreements, marketing arrangements, joint ventures, acquisitions and dispositions. We intend to continue to selectively pursue alliances and acquisitions that would allow us to gain access to new customers and technologies, penetrate new geographic markets and enter new product markets. We also intend to continue to review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. See "Strategic Initiatives" and "Joint Ventures" below for information on initiatives in these areas.

PRODUCTS

     ArvinMeritor designs, develops, manufactures, markets, distributes, sells, services and supports a broad range of products for use in commercial, specialty and light vehicles. In addition to sales of original equipment systems and components, we provide our products to OEMs, dealers, distributors, fleets and other end-users in the related aftermarkets. The Merger has enhanced our product lines and provided opportunities for increased sales through cross-marketing products and services to customers of the two constituent companies.

     The following chart depicts operating segment sales by product for each of the three fiscal years ended September 30, 2001. Product sales by Arvin and its subsidiaries are included only for periods after the date of the Merger. A narrative description of the principal products of the company's three operating segments and other operations follows the chart.

                                SALES BY PRODUCT

                                                              FISCAL YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
LVS*:
     Aperture Systems**.....................................   17%    23%    27%
     Undercarriage Systems..................................   11      9      8
     Exhaust Systems........................................   25      7     --
                                                              ---    ---    ---
          Total LVS.........................................   53%    39%    35%
                                                              ---    ---    ---

                                                              FISCAL YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
CVS:
     Drivetrain Systems.....................................   13%    23%    25%
     Stopping Systems.......................................    8     13     13
     Specialty Products.....................................    6     10     12
     Suspension Systems and Trailer Products*...............    5      9     11
     Transmissions and Clutches***..........................   --      1      4
                                                              ---    ---    ---
          Total CVS.........................................   32%    56%    65%
                                                              ---    ---    ---
LVA*:
     Exhaust System Products................................    5%     2%    --%
     Ride Control Products..................................    4      1     --
     Filtration Products....................................    4      1     --
                                                              ---    ---    ---
          Total LVA.........................................   13%     4%    --
                                                              ---    ---    ---
Other*......................................................    2      1     --
                                                              ---    ---    ---
          Total.............................................  100%   100%   100%
                                                              ===    ===    ===

---------------
  * Sales relating to motion control systems (included in aperture systems), ride control systems (included in undercarriage systems and suspension systems and trailer products), exhaust systems, LVA products and Other are included only for periods after the date of the Merger, July 7, 2000.

 ** The company sold the seat adjusting systems business in November 1999 and sold the seat motors business in August 2001. Sales from these products are included in aperture systems prior to these dates.

*** In August 1999, the company transferred the transmission and clutch business to a new 50% owned joint venture.

  Light Vehicle Systems

     A key strategy of LVS is to develop our market position in aperture systems (including roof, door and access control systems and gas springs), undercarriage components and systems (including suspension systems, ride control products and wheel products) and exhaust systems. The Merger provided an enhanced platform for expansion of this business and improved our ability to supply suspension systems and corner modules to light vehicle OEMs. The following products comprise our LVS portfolio.

     Aperture Systems

     Roof Systems. ArvinMeritor is one of the world's leading independent suppliers of sunroofs and roof systems products for use in passenger cars, light trucks and sport utility vehicles. We make one-piece, modular roof systems, some of which incorporate sunroofs, that provide OEMs with cost savings by reducing assembly time and parts. Our roof system manufacturing facilities are located in North America, Europe and the Asia/ Pacific region.

     Door Systems. The company is a leading supplier of manual and power window regulators and a leading supplier of integrated door modules and systems. In fiscal year 2001, we manufactured window regulators at plants in North America, Europe and the Asia/Pacific region for light vehicle and heavy-duty commercial vehicle OEMs. Our wide range of power and manual door system products utilize numerous technologies and offer our own electric motors, which are designed for individual applications and to maximize operating efficiency and reduce noise levels.

     Access Control Systems. ArvinMeritor supplies manual and power activated latch systems to light vehicle and heavy-duty commercial vehicle manufacturers, with leadership market positions in Europe and a market presence in North America and the Asia/Pacific region. Our access control products include modular and integrated door latches, actuators, trunk and hood latches and fuel flap locking devices. We have access control systems manufacturing facilities in North America, Europe and the Asia/Pacific region.

     Motion Control Systems. ArvinMeritor is a worldwide leader in the manufacture and supply of motion control and counterbalancing systems for the automotive industry. Our products include gas lift supports and vacuum actuators. We have manufacturing facilities in the United States and the United Kingdom.

     Undercarriage Systems

     Suspension Systems. Through our 57%-owned joint venture with Mitsubishi Steel Manufacturing Co., ArvinMeritor is one of the leading independent suppliers of products used in suspension systems for passenger cars, light trucks and sport utility vehicles in North America. Our suspension system products, which are manufactured at facilities in the United States and Canada, include coil springs, stabilizer bars and torsion bars. In addition, we supply automotive suspension components for the European light vehicle market from a manufacturing facility in England. Prior to the current downturn in the industry, this business experienced significant sales growth over recent years, as light vehicle OEMs have increased their outsourcing of suspension system products and the light vehicle market has grown.

     Ride Control Systems. The company provides ride control products, including shock absorbers, struts, ministruts and corner modules. Through our joint ventures with Kayaba Industries, Inc. ("Kayaba"), we manufactured ride control products and were a leading supplier in the European OEM market in fiscal year 2001. See "Joint Ventures" below.

     Wheel Products. ArvinMeritor is a leading supplier of steel wheel products to the light vehicle OEM market, principally in North and South America. We have wheel manufacturing facilities in Brazil and Mexico.

     Exhaust Systems

     ArvinMeritor is a leading global supplier of a complete line of exhaust system components, including mufflers, exhaust pipes, catalytic converters and exhaust manifolds. We sell these products to OEMs primarily as original equipment, while also supporting the replacement needs for manufacturers and the service parts needs for dealers. In August 2001, the company signed its first letter of intent with respect to its Air2Air(TM) system. An Air2Air(TM) system combines air induction and exhaust systems development into an integrated airflow system for OEM customers and provides an overall improved airflow system for better system performance with less development time.

     ArvinMeritor participates in this business both directly and through joint ventures and affiliates. These alliances include our 50% interest in Arvin Sango Inc., an exhaust joint venture based in North America, and our 49% interest in Zeuna Starker GmbH & Co., an exhaust systems supplier headquartered in Germany.

  Commercial Vehicle Systems

     Drivetrain Systems

     Truck Axles. ArvinMeritor is one of the world's leading independent suppliers of axles for medium- and heavy-duty commercial vehicles. Our axle manufacturing facilities located in the United States, South America and Europe produce axles for medium- and heavy-duty commercial vehicles. Our extensive truck axle product line includes a wide range of drive and non-drive front steer axles and single and tandem rear drive axles, which can include driver-controlled differential lock for extra traction, aluminum carriers to reduce weight and pressurized filtered lubrication systems for longer life. Our front steer and rear drive axles can be equipped with our cam, wedge or air disc brakes, automatic slack adjusters and anti-lock braking systems.

     Drivelines and Other Products. ArvinMeritor also supplies universal joints and driveline components, including our Permalube(TM) universal joint, a permanently lubricated universal joint used in the high mileage on-highway market.

     Stopping Systems

     ArvinMeritor is a leading independent supplier of air brakes to medium- and heavy-duty commercial vehicle manufacturers in North America and Europe. In addition, in Brazil, which is the third largest truck and trailer market in the world, we are a leading supplier of brakes and brake-related products through our 49%-owned joint venture with Randon S. A. Veiculos e Implementos.

     Through manufacturing facilities located in North America and Europe, we manufacture a broad range of foundation air brakes, as well as automatic slack adjusters for brake systems. Our foundation air brake products include cam drum brakes, which offer improved lining life and tractor/trailer interchangeability; air disc brakes, which provide fade resistant braking for demanding applications; wedge drum brakes, which are lightweight and provide automatic internal wear adjustment; hydraulic brakes; and wheel end components such as hubs, drums and rotors.

     Federal regulations require that new heavy-duty and medium-duty vehicles sold in the United States be equipped with anti-lock braking systems ("ABS"). Through our 50%-owned joint venture with WABCO Automotive Products ("WABCO"), a wholly-owned subsidiary of American Standard, Inc., we are the leading supplier of ABS and a supplier of other electronic and pneumatic control systems for North American heavy-duty commercial vehicles. The joint venture also supplies hydraulic ABS to the North American medium-duty truck market.

     Specialty Products

     Off-Highway Vehicle Products. ArvinMeritor supplies heavy-duty axles, brakes and drivelines for use in numerous off-highway vehicle applications, including construction, material handling, agriculture, mining and forestry, in North America, South America, Europe and the Asia/Pacific region. These products are designed to tolerate high tonnages and operate under extreme conditions.

     Government Products. We supply axles, brakes and brake system components including ABS, trailer products, transfer cases and drivelines for use in medium-duty and heavy-duty military tactical wheeled vehicles, principally in North America.

     Specialty Vehicle Products. We supply axles, brakes and transfer cases for use in buses, coaches and recreational, fire and other specialty vehicles in North America and Europe, and we are the leading supplier of bus and coach axles and brakes in North America.

     Suspension Systems and Trailer Products

     We believe ArvinMeritor is the world's leading manufacturer of heavy-duty trailer axles, with leadership positions in North America and in Europe. Our trailer axles are available in over 40 models in capacities from 20,000 to 30,000 pounds for virtually all heavy trailer applications and are available with our broad range of brake products, including ABS. In addition, we supply trailer air suspension products for which we have strong market positions in Europe and an increasing market presence in North America.

     Transmissions and Clutches

     Through our 50%-owned joint venture with ZF Friedrichshafen AG ("ZF"), we produce technologically advanced medium- and heavy-duty transmission components and systems for heavy vehicle original equipment manufacturers and the aftermarket for the United States, Canada and Mexico. This transmission product line enables us to supply a complete drivetrain system to heavy-duty commercial vehicle manufacturers in North America. The most recent additions to the joint venture's range of transmission models include FreedomLine(TM), a fully automated mechanical truck transmission without a clutch pedal, and SureShift(TM), a shift-by-wire system that provides the operating ease of an automatic transmission with full manual control by the driver. The joint venture also supplies clutches, including diaphragm-spring clutches.

  Light Vehicle Aftermarket

     The principal LVA products include mufflers; exhaust and tail pipes; catalytic converters; shock absorbers; struts; clamps; hangers; automotive oil, air, and fuel filters; and accessories. These products are sold under the brand names TIMAX(R), ANSA(R) and ROSI(R)(mufflers); Gabriel(R) (shock absorbers); and Purolator(R) (filters). LVA also markets products under private label to customers such as Pep Boys and CarQuest (ride control) and Quaker State (filters).

  Other

     "Other" includes business units that are not focused predominantly on automotive products and consists primarily of our coil coating operation. Coil coated steel and aluminum substrates are used in a variety of applications, which include consumer appliances; roofing and siding; garage and entry doors; heating, ventilation and air conditioning (HVAC); and transportation.

CUSTOMERS; SALES AND MARKETING

     ArvinMeritor's operating segments have numerous customers worldwide and have developed long-standing business relationships with many of these customers.

     Original Equipment. Both LVS and CVS market and sell products principally to OEMs. In North America, CVS also markets truck and trailer products directly to dealers, fleets and other end-users, which may designate the components and systems of a particular supplier for installation in the vehicles they purchase from OEMs.

     Consistent with industry practice, LVS and CVS make most of their sales to OEMs through open purchase orders, which do not require the purchase of a minimum number of products. The customer typically may cancel these purchase orders on reasonable notice without penalty. LVS and CVS also sell products to certain customers under long-term arrangements that require us to provide annual cost reductions (through price reductions or other cost benefits for the OEMs). If we were unable to generate sufficient cost savings in the future to offset such price reductions, our gross margins would be adversely affected.

     Both LVS and CVS are dependent upon large OEM customers with substantial bargaining power, including with respect to price and other commercial terms. Although we believe that our businesses generally enjoy good relations with our OEM customers, loss of all or a substantial portion of sales to any of our large volume customers for whatever reason (including, but not limited to, loss of contracts, reduced or delayed customer requirements, plant shutdowns, strikes or other work stoppages affecting production by such customers) could have a significant adverse effect on our financial results. During fiscal year 2001, DaimlerChrysler AG (which owns Chrysler, Mercedes-Benz AG and Freightliner Corporation) accounted for approximately $360 million of sales for CVS, $606 million of sales for LVS and $23 million of sales for LVA, or 15% of total ArvinMeritor sales. In addition, General Motors Corporation accounted for approximately $41 million of sales for CVS, $752 million of sales for LVS and $15 million of sales for LVA, or 12% of our total sales.

     Except as noted above with respect to the North American market for heavy-duty trucks and trailers, LVS and CVS generally compete for new business from OEMs, both at the beginning of the development of new vehicle platforms and upon the redesign of existing platforms. New platform development generally begins two to four years prior to start-up of production. Once a supplier has been designated to supply products to a new platform, an OEM will generally continue to purchase those products from the supplier for the life of the platform, which typically lasts three to six years.

     Aftermarkets. CVS also provides truck and trailer products and off-highway and specialty products to OEMs, dealers and distributors in the aftermarket. LVA sells products primarily to wholesale distributors, retailers and installers. The light vehicle aftermarket includes fewer and larger customers, as the market consolidates and as OEMs increase their presence in the market.

     Coil Coating. Our coil coating customers include steel companies, service centers and end manufacturers engaged in the transportation, appliance, construction and furniture industries.

COMPETITION

     Each of ArvinMeritor's businesses operates in a highly competitive environment. LVS and CVS compete worldwide with a number of North American and international providers of components and systems, some of which belong to, or are associated with, some of our customers. Some of these competitors are larger and some are smaller than the company in terms of resources and market shares. The principal competitive factors are price, quality, service, product performance, design and engineering capabilities, new product innovation and timely delivery. LVS has numerous competitors across its various product lines worldwide, including Brose (door systems); Webasto and Inalfa (roof systems); Kiekert (access control systems); Stabilus (motion control systems); Krupp-Hoesch (suspension systems); Hayes-Lemmerz (wheel products); and Tenneco (ride control systems and exhaust systems). The major competitors of CVS are Eaton Corporation (transmissions); Dana Corporation (truck axles and drivelines); Knorr (stopping systems); and Hendrickson (suspension systems and trailer products). In addition, certain OEMs manufacture for their own use products of the types supplied by ArvinMeritor, and any future increase in this activity could displace our sales.

     LVA competes with both OEMs and independent suppliers in North America and Europe and serves the market through our own sales force, as well as through a network of manufacturers' representatives. Major competitors include Tenneco, Goerlicks, Bosal and Catco (exhaust system products); Tenneco, Kayaba, Sachs, Tokico and Cofap (ride control products); and Champ Labs, Honeywell, Dana, Mann-Filter and Filtrauto (filtration products). Competitive factors include customer loyalty, competitive pricing, customized service, quality, timely delivery, product development and manufacturing process efficiency.

     Our coil coating operation competes with other coil coaters and with customers' internal painting systems.

RAW MATERIALS AND SUPPLIES

     ArvinMeritor believes we have adequate sources for the supply of raw materials and components for our business segments' manufacturing needs with suppliers located around the world. We do, however, concentrate our purchases of certain raw materials and parts over a limited number of suppliers, some of which are located in developing countries, and we are dependent upon the ability of our suppliers to meet performance and quality specifications and delivery schedules. Although we historically have not experienced any significant difficulties in obtaining an adequate supply of raw materials and components necessary for our manufacturing operations, the loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could have an adverse effect on ArvinMeritor.

STRATEGIC INITIATIVES

     ArvinMeritor regularly considers various strategic and business opportunities, including licensing agreements, marketing arrangements and acquisitions, and reviews the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued.

     The industry in which we operate continues to experience significant consolidation among suppliers. This trend is due in part to globalization and increased outsourcing of product engineering and manufacturing by OEMs, and in part to OEMs reducing the total number of their suppliers by more frequently awarding long-term, sole-source or preferred supplier contracts to the most capable global suppliers. Scale is an important competitive factor, with the largest industry participants able to maximize key resources and contain costs.

     Consistent with this trend, we completed the Merger of Arvin and Meritor in fiscal year 2000 in order to enhance the financial strength, diversity of operations and product lines of both companies and to better position ourselves to take advantage of global opportunities. In addition, we believe that efficiencies and cost savings resulting from the Merger should enable us to improve upon and increase our strategic options and lower our average cost of capital. Annual pre-tax synergies are estimated to have been approximately $40 million in fiscal year 2001.

     In August 2001, we sold the manufacturing equipment related to our LVS seat motor business for approximately $11.7 million in cash. We had sold our seat adjusting systems business in November 1999, after determining that retention of this business was not consistent with the LVS strategy of developing market position in aperture systems and undercarriage components and systems.

     On November 8, 2000, we announced restructuring actions to realign operations at selected facilities throughout the world to reflect the decline in our major markets, with a cost of approximately $90 million. We have subsequently identified an additional $15 million of restructuring actions as a result of our continuing effort to identify cost savings. See Note 5 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

     No assurance can be given as to whether or when any additional strategic initiatives will be consummated in the future. We will continue to consider acquisitions as a means of further expansion, but cannot predict whether our participation or lack of participation in industry consolidation will ultimately be beneficial to us. If an agreement with respect to any additional acquisitions were to be reached, we could finance such acquisitions by issuance of additional debt or equity securities. The additional debt from any such acquisitions, if consummated, could increase the company's debt to capitalization ratio. In addition, the ultimate benefit of any acquisition would depend on our ability to successfully integrate the acquired entity or assets into our existing business and to achieve any projected synergies.

JOINT VENTURES

     As the automotive industry has become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. At September 30, 2001, we participated in joint ventures with interests in the United States, Argentina, Brazil, Canada, China, Colombia, the Czech Republic, Germany, Hungary, India, Italy, Japan, Mexico, South Africa, Spain, Turkey, Venezuela and the United Kingdom.

     In accordance with accounting principles generally accepted in the United States, the consolidated financial statements of the company include the operating results of those majority-owned joint ventures in which the company has control. Consolidated joint ventures include our 57%-owned joint venture with Mitsubishi Steel Manufacturing Co. (suspension products for passenger cars, light trucks and sport utility vehicles); and our 75% interest in a joint venture with Kayaba (ride control products). Unconsolidated joint ventures include our 50%-owned joint venture with WABCO (ABS systems for heavy-duty commercial vehicles); our 50%-owned joint venture with ZF (transmissions and clutches); our 50% interest in Arvin Sango Inc. and our 49% interest in Zeuna Starker GmbH & Co. (exhaust systems); our 49% interest in a joint venture with Randon S.A. Veiculos e Implementos (brakes and brake-related products); and our 40% interest in a second joint venture with Kayaba (steering pumps).

     Effective September 30, 2001, ArvinMeritor and Kayaba terminated a North American joint venture that manufactured ride control products, and each company reacquired the properties it had contributed at formation in 1998. We had a 50.1% interest in this joint venture. We will continue to participate in two other joint ventures with Kayaba in Europe, in which we own 75% and 40% interests. Effective October 1, 2001, we acquired our joint venturer's interest in Arvin Exhaust Finnentrop GmbH, an exhaust joint venture in which we previously had a 50% interest.

RESEARCH AND DEVELOPMENT

     ArvinMeritor has significant research, development, engineering and product design capabilities. We spent approximately $136 million in fiscal year 2001, $115 million in fiscal year 2000 and $117 million in fiscal year 1999 on research, development and engineering. At September 30, 2001, we employed approximately 1,700 professional engineers and scientists.

PATENTS AND TRADEMARKS

     We own or license numerous United States and foreign patents and patent applications in our manufacturing operations and other activities. While in the aggregate these patents and licenses are considered important to the operation of our businesses, management does not consider them of such importance that the loss or termination of any one of them would materially affect a business segment or the company as a whole. (See Item 3. Legal Proceedings for information with respect to a patent infringement lawsuit filed against the company by Eaton Corporation and adverse judgments in the case.)

     The company's registered trademarks ArvinMeritor(R), Arvin(R) and Meritor(R) are important to our business. Other significant trademarks owned by us include Gabriel(R) (shock absorbers and struts) and Purolator(R) (filters) with respect to LVA, and ROR(TM) (trailer axles) with respect to CVS. Under the terms of an agreement entered into by Meritor and Rockwell in 1997 in connection with the spin-off of Rockwell's automotive businesses, we may continue to apply the "Rockwell" brand name to our products until September 30, 2007.

EMPLOYEES

     At September 30, 2001, we had approximately 33,000 full-time employees. At that date, approximately 5,200 employees in the United States and Canada were covered by collective bargaining agreements. We believe our relationship with unionized employees is satisfactory. No significant work stoppages have occurred in the past five years.

ENVIRONMENTAL MATTERS

     Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have had, and will continue to have, an impact on our manufacturing operations. Thus far, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial statements.

     The company has been designated as a potentially responsible party at 10 Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined. Management estimates the total reasonably possible costs we could incur for the remediation of Superfund sites at September 30, 2001, to be approximately $36 million, of which $18 million had been accrued.

     Various other lawsuits, claims and proceedings have been asserted against the company alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs we could incur at September 30, 2001, to be approximately $53 million, of which $25 million had been recorded.

     The actual amount of costs or damages for which we may be held responsible could materially exceed the foregoing estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation and other factors that make it difficult to accurately predict actual costs. However, based on management's assessment, after consulting with Vernon G. Baker, II, Esq., General Counsel of ArvinMeritor, and subject to the difficulties inherent in estimating these future costs, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the company's liquidity and capital resources, competitive position or financial statements. Management cannot assess the possible effect of compliance with future requirements.

INTERNATIONAL OPERATIONS

     Approximately 41% of ArvinMeritor's total assets as of September 30, 2001 and 37% of fiscal year 2001 sales were outside North America. See Note 21 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for financial information by geographic area for the three fiscal years ended September 30, 2001.

     Management believes that international operations have significantly benefited our financial performance. However, our international operations are subject to a number of risks inherent in operating abroad, including, but not limited to:

     - risks with respect to currency exchange rate fluctuations;

     - local economic and political conditions;

     - disruptions of capital and trading markets;

     - restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);

     - changes in legal or regulatory requirements;

     - import or export licensing requirements;

     - limitations on the repatriation of funds;

     - difficulty in obtaining distribution and support;

     - nationalization;

     - the laws and policies of the United States affecting trade, foreign investment and loans; and

     - tax laws.

There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations. Exchange rate fluctuations reduced the company's sales and operating income by approximately $170 million and $19 million, respectively, in fiscal year 2001. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations below. The impact that the euro and other currencies will have on our sales and operating income is difficult to predict in the upcoming year.

     We enter into foreign currency forward exchange contracts to minimize the risk of unanticipated gains and losses from currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. It is our policy not to enter into derivative financial instruments for speculative purposes and, therefore, we hold no derivative instruments for trading purposes. We have not experienced any material adverse effect on our consolidated financial position, results of operations or cash flow related to these foreign currency forward exchange contracts. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures about Market Risk and Note 13 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.)

     On January 1, 1999, the euro became the common currency of 11 countries of the European Union and the present national currencies of these 11 countries became sub-units of the euro at fixed exchange rates. Subsequent to January 1, 1999, an additional country was added to the European Monetary Union. The European Union's current plans call for the transition to the euro to be substantially completed by January 1, 2002, at which time the euro will become the sole legal tender in those participating countries.

     We are engaged in business in many of the countries that participate in the European Monetary Union, and sales for fiscal year 2001 in these countries were approximately 18 % of our total sales. In addition, we enter into foreign currency forward exchange contracts with respect to several of the existing currencies that have been subsumed into the euro and we have borrowings in participating currencies primarily under our bank revolving credit facility. We have analyzed the potential effects of the euro conversion on competitive conditions, information technology and other systems, currency risks, financial instruments and contracts, and have examined the tax and accounting consequences of euro conversion, and we believe that the conversion has not had and will not have a material adverse effect on our business, operations and financial condition.

     We are making the necessary adjustments to accommodate the conversion, including modifications to our information technology systems and programs, pricing schedules and financial instruments. We expect that all necessary actions will be completed in a timely manner, and that the costs associated with the conversion to the euro will not be material.

SEASONALITY; CYCLICALITY

     LVS and CVS may experience seasonal variations in the demand for products to the extent automotive vehicle production fluctuates. Historically, for both segments, such demand has been somewhat lower in the quarters ended September 30 and December 31, when OEM plants may close during model changeovers and vacation and holiday periods.

     In addition, the industry in which LVS and CVS operate has been characterized historically by periodic fluctuations in overall demand for trucks, passenger cars and other vehicles for which we supply products, resulting in corresponding fluctuations in demand for our products. Cycles in the major automotive industry markets of North America and Europe are not necessarily concurrent or related. The cyclical nature of the automotive industry is outside our control and cannot be predicted with certainty. We have sought and will continue to seek to expand our operations globally to mitigate the effect of periodic fluctuations in demand of the automotive industry in one or more particular countries.

     The following table sets forth vehicle production in principal markets served by LVS and CVS for the last five fiscal years:

                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                              2001   2000   1999   1998   1997
                                                              ----   ----   ----   ----   ----
Light Vehicles (in millions):
  North America.............................................  15.6   17.5   16.9   15.4   15.2
  South America.............................................   2.2    2.0    1.5    2.0    2.1
  Europe....................................................  19.1   18.9   18.2   17.7   15.2
  Asia/Pacific..............................................  16.0   17.5   15.6   15.4   17.1
Commercial Vehicles (in thousands):
  North America, Heavy-Duty Trucks..........................   140    269    292    245    201
  North America, Medium-Duty Trucks.........................   117    165    175    141    138
  North America, Trailers...................................   208    367    366    327    252
  Europe, Trailers..........................................   110    119    124    130     81

---------------
Source: Automotive industry publications and management estimates.

     The company's most recent outlook for fiscal year 2002 shows continued softening in North American production in the heavy-duty commercial truck and trailer markets, and we anticipate North American heavy-duty truck production to decline approximately 7%. European heavy and medium trucks are estimated to be down approximately 15% from fiscal year 2001. There is greater uncertainty in light vehicle production, but the company currently expects a 4 % decline in North America and a 7 % decline in Europe during fiscal year 2002. See "Industry Developments and Outlook" above and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview and Outlook and
-- Results of Operations below for information on downturns in certain markets and their effects on our sales and earnings.

ITEM 2.  PROPERTIES.

     At September 30, 2001, our operating segments had the following facilities in the United States, Europe, South America, Canada, Mexico, Australia, South Africa and the Asia/Pacific region:

                                     MANUFACTURING   ENGINEERING FACILITIES, SALES OFFICES, WAREHOUSES
                                      FACILITIES                    AND SERVICE CENTERS
                                     -------------   -------------------------------------------------
LVS................................       95                                62
CVS................................       42                                59
LVA................................       24                                29
Other..............................        4                                 3

     These facilities had an aggregate floor space of approximately 35 million square feet, substantially all of which is in use. We owned approximately 74% and leased approximately 26% of this floor space. There are no major encumbrances (other than financing arrangements that in the aggregate are not material) on any of our plants or equipment. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2001, is as follows:

                                           OWNED                           LEASED
                                        FACILITIES                       FACILITIES
                              -------------------------------   -----------------------------
          LOCATION             LVS      CVS      LVA    OTHER    LVS     CVS     LVA    OTHER   TOTAL
          --------            ------   ------   -----   -----   -----   -----   -----   -----   ------
                                                   (IN THOUSANDS OF SQUARE FEET)
United States...............   4,032    4,856   2,144    642      687   1,106     798    507    14,772
Canada......................     566      413      --     --      103     160     107     --     1,349
Europe......................   3,903    2,934   1,076     --    2,747     150     867     --    11,677
Asia/Pacific................     493    1,047      --     --      147     658     597     --     2,942
Latin America...............   1,225    2,120     157     --       89     163     186     --     3,940
Africa......................     304       --      --     --       --      11       2     --       317
                              ------   ------   -----    ---    -----   -----   -----    ---    ------
          Total.............  10,523   11,370   3,377    642    3,773   2,248   2,557    507    34,997
                              ======   ======   =====    ===    =====   =====   =====    ===    ======

ITEM 3.  LEGAL PROCEEDINGS.

     On July 17, 1997, Eaton Corporation filed suit against Rockwell in the U.S. District Court in Wilmington, Delaware, asserting infringement of Eaton's U.S. Patent No. 4850236, which covers certain aspects of heavy-duty truck transmissions, by our Engine SynchroShift(TM) transmission for heavy-duty trucks, and seeking damages and injunctive relief. Meritor was joined as a defendant on June 11, 1998. The following judgments and orders have been issued in this case:

     - After trial, on July 1, 1998, a jury rendered a verdict in favor of Eaton, finding that Meritor had infringed Eaton's patent and awarding compensatory damages in an amount equal to 13% of total product sales. On October 11, 2001, the judge entered an order granting damages to Eaton in the amount of $2.9 million, plus post-judgment interest.

     - A separate phase of the trial was held in April 1999, without a jury, with respect to Meritor's allegations that Eaton had engaged in inequitable conduct in obtaining its patent and that the patent was therefore unenforceable. On February 9, 2001, the judge ruled against the company on the second phase of the proceedings, finding that we had not provided clear and convincing evidence of inequitable conduct by Eaton in obtaining its patent.

     - On September 19, 2001, the judge granted Eaton's request for a permanent injunction against our manufacturing or selling the Engine
       SynchroShift(TM) transmission and any "colorable variations."

     - On October 11, 2001, the judge denied our motions for a new trial and for judgment as a matter of law.

We have appealed these judgments and orders to the United States Court of Appeals for the Federal Circuit. Based on advice of M. Lee Murrah, Esq., Chief Intellectual Property Counsel of the company, management believes our truck transmissions do not infringe Eaton's patent. We intend to continue to defend this suit vigorously.

     Various other lawsuits, claims and proceedings have been or may be instituted or asserted against ArvinMeritor or our subsidiaries relating to the conduct of our business, including those pertaining to product liability, intellectual property, environmental, safety and health, and employment matters.

     Included in these matters are claims for alleged asbestos-related personal injuries, which arose from products manufactured prior to 1977 by a subsidiary acquired by Arvin in 1986. During fiscal years 1996 through 2001, ArvinMeritor and our predecessors paid asbestos-related claims of approximately $40 million, substantially all of which were reimbursed by insurance. As of September 30, 2001, we had accrued approximately $71 million for contingent asbestos-related liabilities, and recorded assets of $60 million for probable recoveries from third parties and insurance. Management believes that existing insurance coverage will reimburse substantially all of the potential liabilities and expenses related to pending cases.

     Prior to February 1, 2001, the Center for Claims Resolution (the "CCR") handled the processing and settlement of asbestos claims on our behalf, and we shared in the payment of defense costs and settlements of the asbestos claims with other CCR members. Several members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. We expect to be subject to claims for payment of a portion of the defaulted shares and an estimate of this payment has been included in the recorded reserves. We and our insurers are engaged in proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue.

     The outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to ArvinMeritor and for amounts in excess of the foregoing estimates. However, based on management's evaluation of matters which are pending or asserted, after consulting with Vernon G. Baker, II Esq., ArvinMeritor's General Counsel, we believe the disposition of such matters will not have a material adverse effect on our financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age, positions and offices held with ArvinMeritor and principal occupations and employment during the past five years of each of our executive officers as of November 30, 2001, are as follows:

     LARRY D. YOST, 63 -- Chairman of the Board and Chief Executive Officer since July 2000. Chairman of the Board and Chief Executive Officer of Meritor from May 1997 to July 2000; Acting President, Light Vehicle Systems of Meritor from January 1998 to March 1999; Senior Vice President, President, Automotive and Acting President, Heavy Vehicle Systems of Rockwell (electronic controls and communications) from March 1997 to September 1997; President, Heavy Vehicle Systems of Rockwell from November 1994 to March 1997.

     VERNON G. BAKER, II, 48 -- Senior Vice President and General Counsel since July 2000. Secretary of ArvinMeritor from July 2000 to November 2001; Senior Vice President, General Counsel and Secretary of Meritor from August 1999 to July 2000; Vice President and General Counsel, Corporate Research and Technology of Hoechst Celanese Corporation, a subsidiary of Hoechst AG (pharmaceuticals and industrial chemicals), from 1989 to July 1999.

     DIANE S. BULLOCK, 44 -- Vice President and Controller since August 2001. Vice President, Corporate Development of ArvinMeritor from July 2000 to December 2000; Vice President and Controller of Meritor from September 1998 to July 2000; Assistant Controller of Meritor from January 1998 to September 1998;

Controller -- Body Systems N.A. of ITT Automotive, Inc. (automotive component supplier) from 1995 to 1997.

     LINDA M. CUMMINS, 53 -- Senior Vice President, Communications since July 2000. Senior Vice President, Communications of Meritor from April 2000 to July 2000; Vice President, Communications of Meritor from August 1999 to April 2000; Vice President of Advanced Marketing and Worldwide Communications of United Technologies Automotive (automotive component supplier) from August 1997 to August 1999; Vice President of Communications and External Affairs of United Technologies Automotive from June 1996 to August 1997; Director of Broadcast News/Global News Department of Ford Motor Company (automotive) from 1993 to 1996.

     WILLIAM K. DANIEL, 36 -- Senior Vice President and President, Light Vehicle Aftermarket since July 2000. President of Arvin Replacement Products business group from December 1999 to July 2000; Managing Director of Arvin Replacement Products in Europe from January 1998 to November 1999; Managing Director of Gabriel Europe from May 1996 to December 1997.

     JUAN L. DE LA RIVA, 57 -- Senior Vice President, Corporate Development & Strategy, Engineering and Procurement since October 2001. Senior Vice President, Corporate Development and Strategy of ArvinMeritor from July 2000 to October 2001; Senior Vice President, Business Development of Meritor from February 2000 to July 2000; Senior Vice President, Business Development and Communications of Meritor from February 1999 to February 2000; Vice President, Business Development and Communications of Meritor from September 1998 to February 1999; Managing Director -- Wheels, Light Vehicle Systems of Meritor from September 1997 to September 1998; Managing Director -- Wheels, Light Vehicle Systems of Rockwell, from 1994 to September 1997.

     THOMAS A. GOSNELL, 51 -- Senior Vice President and President, Commercial Vehicle Systems since November 2000. Senior Vice President and President, Heavy Vehicle Systems Aftermarket Products of ArvinMeritor from July 2000 to November 2000; Senior Vice President and President, Worldwide Aftermarket of Meritor from September 1999 to July 2000; Vice President and General Manager, Aftermarket, of Meritor from February 1998 to September 1999; General Manager, Worldwide Aftermarket Services, Heavy Vehicle Systems, of Meritor from September 1997 to February 1998; General Manager, Worldwide Aftermarket Services, Heavy Vehicle Systems, of Rockwell from November 1996 to September 1997; General
Manager -- North America, Aftermarket Services, Heavy Vehicle Systems, of Rockwell from June 1991 to November 1996.

     PERRY L. LIPE, 55 -- Senior Vice President and Chief Information Officer since July 2000. Vice President, Information Technology, of Arvin from September 1998 to July 2000; Vice President, Information Technology, of Fisher Controls International, Inc. (valves, regulators and instrumentation) from September 1992 to August 1998.

     TERRENCE E. O'ROURKE, 54 -- Senior Vice President and President, Light Vehicle Systems since July 2000. Senior Vice President and President, Light Vehicle Systems of Meritor from March 1999 to July 2000; Group Vice President and President -- Ford Division of Lear Corporation (automotive component supplier) from January 1996 to January 1999.

     S. CARL SODERSTROM, 48 -- Senior Vice President and Chief Financial Officer since July 2001. Senior Vice President, Engineering, Quality and Procurement of ArvinMeritor from July 2000 to July 2001; Senior Vice President, Engineering, Quality and Procurement of Meritor from February 1998 to July 2000; Vice President, Engineering and Quality, Heavy Vehicle Systems of Meritor from September 1997 to February 1998; Vice President, Engineering and Quality, Heavy Vehicle Systems of Rockwell from October 1995 to September 1997.

     CRAIG M. STINSON, 40 -- Senior Vice President and President, Exhaust Systems since September 2000. Executive Vice President, Exhaust Systems of ArvinMeritor from July 2000 to September 2000; Executive Vice President, Exhaust Systems of Arvin from January 2000 to July 2000; Vice President -- General Motors Business Group, Exhaust Systems of Arvin from June 1998 to January 2000; Vice President -- DaimlerChrysler Business Group, Exhaust Systems of Arvin from February 1995 to June 1998.

     FRANK A. VOLTOLINA, 41 -- Vice President and Treasurer since October 2000. Vice President and Treasurer of Mallinckrodt Inc. (medical products) from October 1997 to October 2000; Staff Vice President -- Director of Corporate Tax of Mallinckrodt from October 1995 to October 1997.

     ERNEST T. WHITUS, 46 -- Senior Vice President, Human Resources, since April 2001. Vice President, Human Resources-Commercial Vehicle Systems of ArvinMeritor from July 2000 to April 2001; Vice President, Human Resources-Heavy Vehicle Systems of Meritor from October 1998 to July 2000; Director, Human Resources-Heavy Vehicle Systems of Meritor from September 1997 to October 1998; Director, Human Resources-Heavy Vehicle Systems of Rockwell from January 1997 to September 1997; Group Director, Human Resources of Allied Signal, Inc. (diversified technology and manufacturing) from November 1994 to January 1997.

     BONNIE WILKINSON, 51 -- Vice President and Secretary since November 2001. Assistant General Counsel of ArvinMeritor from July 2000 to November 2001; Assistant General Counsel of Meritor from July 1997 to July 2000; Assistant Director, Division of Investment Management (Office of Public Utility Regulation), U.S. Securities and Exchange Commission, from January 1996 to July 1997.

     There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the above executive officers and any director, executive officer or person nominated to become a director or executive officer. No officer of ArvinMeritor was selected pursuant to any arrangement or understanding between him or her and any person other than ArvinMeritor. All executive officers are elected annually.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     ArvinMeritor's common stock, par value $1 per share ("Common Stock"), is listed on the New York Stock Exchange and trades under the symbol "ARM." On November 30, 2001, there were 35,697 shareowners of record of ArvinMeritor's Common Stock.

     In connection with the Merger, each outstanding share of Meritor common stock was exchanged for 0.75 shares of ArvinMeritor Common Stock. The high and low sale prices per share of Meritor common stock for the first three quarters of fiscal year 2000, restated to reflect the exchange rate in the Merger, and the high and low sale prices per share of ArvinMeritor Common Stock for the fourth quarter of fiscal year 2000 and each quarter of fiscal year 2001, were as follows:

                                                   2001              2000
                                              ---------------   ---------------
               QUARTER ENDED                   HIGH     LOW      HIGH     LOW
               -------------                  ------   ------   ------   ------
>December 31................................  $17.06   $ 8.88   $28.58   $20.00
March 31....................................   17.00    11.00    26.50    18.17
June 30.....................................   16.80    12.78    22.33    14.67
September 30................................   21.87    12.10    18.63    13.75

     Quarterly cash dividends in the following amounts per share were declared and paid in each quarter of the last two fiscal years. The dividends for the first three quarters of fiscal year 2000 were paid with respect to Meritor common stock, and the amounts per share have been adjusted to reflect the exchange rate in the Merger.

                       QUARTER ENDED                          2001    2000
                       -------------                          -----   -----
December 31.................................................  $0.22   $0.14
March 31....................................................   0.22    0.14
June 30.....................................................   0.22    0.14
September 30................................................   0.10    0.22

     On July 2, 2001, the company issued 514 shares of Common Stock to each of James E. Perrella and Martin D. Walker, non-employee directors of ArvinMeritor, in lieu of cash payment of the quarterly retainer fee for board service. These shares were issued pursuant to the terms of our Directors Stock Plan and the issuance was exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under Section 4(2).

     In July 2000, ArvinMeritor's board of directors authorized the purchase of up to $100 million of ArvinMeritor's outstanding Common Stock. Under the repurchase program, we purchased shares periodically in the open market or through privately negotiated transactions, as market conditions warranted and in accordance with SEC rules. Through September 30, 2001, we had acquired approximately 5.4 million shares under this program, at an aggregate cost of $84 million, or an average of $15.39 per share. This program was terminated in November 2001.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following sets forth selected consolidated financial data in respect of the company. The data should be read in conjunction with the information included under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data below.

SUMMARY OF OPERATIONS --                             2001        2000        1999        1998        1997
YEAR ENDED SEPTEMBER 30                             ------      ------      ------      ------      ------
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales
  Light Vehicle Systems.......................      $3,588      $2,031      $1,575      $1,475      $1,352
  Commercial Vehicle Systems..................       2,199       2,872       2,875       2,361       1,957
  Light Vehicle Aftermarket...................         859         209          --          --          --
  Other.......................................         159          41          --          --          --
                                                    ------      ------      ------      ------      ------
          Total...............................      $6,805      $5,153      $4,450      $3,836      $3,309
                                                    ======      ======      ======      ======      ======
Net income(1).................................          35         218         194         147         109
Basic and diluted earnings per share(1)(2)....      $ 0.53      $ 4.12      $ 3.75      $ 2.84         N/A
Cash dividends per share(2)...................      $ 0.76      $ 0.64      $ 0.56      $ 0.56         N/A

FINANCIAL POSITION AT SEPTEMBER 30
Total assets..................................      $4,362      $4,720      $2,796      $2,086      $2,002
Short-term debt...............................          94         183          44          34          21
Long-term debt................................       1,313       1,537         802         313         465
Capital Securities............................          57          74          --          --          --

---------------
(1) Net income and basic and diluted earnings per share for fiscal year 2001 includes restructuring costs of $67 million ($45 million after-tax, or $0.68 per share), an employee separation charge of $12 million ($8 million after-tax, or $0.12 per share), and an environmental charge of $5 million ($3 million after-tax, or $0.05 per share). Net income and basic and diluted earnings per share for fiscal year 2000 includes a one-time gain of $89 million ($54 million after-tax, or $1.01 per share) for the sale of the seat adjusting systems business and other assets, restructuring costs of $26 million ($16 million after-tax, or $0.30 per share), and merger expenses of $10 million ($6 million after-tax, or $0.11 per share). Net income and basic and diluted earnings per share for fiscal year 1999 includes restructuring costs of $28 million ($17 million after-tax, or $0.33 per share) and a one-time gain of $24 million ($18 million after-tax, or $0.34 per share) recorded to reflect the formation of a transmission and clutch joint venture with ZF Friedrichshafen AG. Net income and basic and diluted earnings per share for fiscal year 1998 includes a one-time charge of $31 million ($19 million after-tax, or $0.36 per share) relating to the settlement of interest rate agreements. Net income for fiscal year 1997 includes restructuring costs of $29 million ($21 million after-tax).

(2) As the company began operations as a stand-alone entity on September 30, 1997, per share data for years ending prior to September 30, 1998, are not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW AND OUTLOOK

     Our industry is rapidly transforming to keep pace with the globalization and consolidation of the original equipment manufacturers (OEMs), as well as the continued trends of outsourcing by the OEMs and systems integration. The increased competitive pressures and complexity of the industry are presenting suppliers with many challenges and growth opportunities. We believe that ArvinMeritor has all the ingredients and qualities in place to continue to be a leading Tier One supplier. We have the advantages of scale, product breadth, geographic scope, technological leadership and systems integration capability to be one of the industry's strongest competitors and to take further advantage of industry trends.

     We believe we can meet, over a multi-year period, our stated long-term financial goals to deliver annual average sales growth of 10 percent and earnings per share growth of 15 to 18 percent, while maintaining a strong emphasis on cash and investment grade ratios. Our long-term goals have been established with the recognition that the company operates in a cyclical industry that has been characterized historically by periodic fluctuations in demand for light, commercial and specialty vehicles, and related aftermarkets, resulting in corresponding fluctuations in demand for our products. Accordingly, we will measure our performance against these long-term financial goals over a multi-year period.

     Softening demand in several of our principal markets, including commercial truck and light vehicle markets in North America and light vehicle replacement markets, had a negative effect on our financial results for fiscal 2001. We expect this environment to continue in fiscal 2002.

     Our outlook for our major served markets around the world in fiscal 2002 anticipates declines from fiscal 2001 levels. We expect the North American commercial truck and trailer markets to continue to soften during our fiscal 2002, and we anticipate North American Class 8 production to decline about 7 percent. European heavy and medium trucks are estimated to be down almost 15 percent from fiscal 2001. There is greater uncertainty in the light vehicle original equipment markets, but our current expectations are for a 4 percent decline in North American and a 7 percent decline in Western European light vehicle production during fiscal 2002. We also believe the light vehicle replacement market will continue to weaken in fiscal 2002 based on higher quality original equipment products. Additionally, it is difficult to predict the impact the euro and other currencies will have on sales and operating income in the upcoming year.

     We have realized significant cost savings from our fiscal 2001 synergy related actions and restructuring programs, and we will continue to realize incremental savings from actions implemented in the latter part of fiscal 2001 and in this fiscal year. We will continue to drive strong financial performance through aggressive ongoing cost-reduction efforts and restructuring actions. These cost-reduction initiatives include salaried workforce reductions, delays in merit increases, further rationalization of our facilities and limitations on capital spending.

     While our restructuring programs and cost reduction actions continue at a vigorous pace and we are making progress in improving our cost structure, our top priorities remain keeping service at a high level and exceeding our customers' expectations. We will continue to focus on providing best-in-class engineering and technology support. Our ongoing commitment to continuous improvement and customer satisfaction is further evidenced by the rollout of the ArvinMeritor Performance System, which is a combination of lean manufacturing principles and best practices. This internally focused system is designed to empower teams to drive out waste, eliminate non-value added tasks, reduce cycle and lead times, and improve processes.

FINANCIAL CONDITION

     OPERATING CASH FLOW -- Our cash flow from operations was $605 million in fiscal 2001, which was used to fund capital expenditures, pay dividends, purchase treasury stock and pay down debt. The strong performance in cash provided by operating activities in fiscal 2001 is primarily the result of significant improvement in working capital levels and the sale of $211 million of receivables (see below). Working capital improvements were driven by improved inventory turnover and higher days in payables. Cash flow from operations was $228 million and $262 million in fiscal 2000 and 1999, respectively. The decline in cash provided by operating activities in fiscal 2000 from fiscal 1999 is primarily the result of working capital levels not being reduced commensurate with the decline in sales during the fourth quarter of fiscal 2000. In addition, increased pension funding and retiree medical payments contributed to the reduction from 1999 levels.

     INVESTING CASH FLOW -- Our strong operating cash flow has allowed the company to fund capital expenditures of $206 million in fiscal 2001, $225 million in fiscal 2000 and $170 million in fiscal 1999. These investments include property, plant and equipment needed for future business requirements. The company continues to evaluate spending reduction strategies, including reductions in capital spending, and expects capital expenditures in fiscal 2002 to be between $170 million and $180 million. In fiscal 2001, cash used for investing activities also includes $34 million used for the acquisition of a business and investments. The cash used was partially offset by $30 million of proceeds from dispositions of assets and an investment in an affiliate.

     In fiscal 2000, cash used for investing activities included capital expenditures of $225 million, cash payments of $49 million relating to the merger between Arvin and Meritor and cash used for acquisitions of businesses and investments of $74 million. This cash used was partially offset by $148 million of proceeds from dispositions of assets, property and businesses, primarily relating to the sale of the seat adjusting systems business. The increase in capital spending for fiscal 2000 compared to fiscal 1999 was due in part to the inclusion of Arvin capital expenditures after the merger.

     In fiscal 1999, cash used for investing activities included capital expenditures of $170 million and cash used for three acquisitions totaling $573 million, offset somewhat by $51 million of proceeds from the formation of the transmission and clutch joint venture with ZF Friedrichshafen AG (ZF).

     FINANCING CASH FLOW -- Cash used for financing activities was $402 million in fiscal 2001. Cash provided by operating activities was used to repay $303 million of debt and $17 million of preferred capital securities. The company's total debt to capitalization ratio was 67 percent at both September 30, 2001 and 2000. Additionally, the company made payments of $31 million for the repurchase of its stock and $51 million for cash dividends in fiscal 2001.

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

     During fiscal 2001, the company entered into an unsecured 364-day, $750 million unsecured credit facility and amended its 5-year $750 million revolving credit facility. These credit facilities total $1.5 billion and replaced the unsecured credit facilities entered into in July 2000. The company also has a commercial paper program with authorized borrowings of up to $1 billion. Interest rates applicable to the commercial paper borrowings are currently higher than the cost of other available sources of financing, and no borrowings were outstanding as of September 30, 2001.

     Also during fiscal 2001, the company entered into an accounts receivable securitization program, whereby the company sold substantially all of the trade receivables of certain subsidiaries to ArvinMeritor Receivables Corporation
(ARC), a wholly owned subsidiary of the company. ARC then entered into an agreement to sell an undivided interest in up to $250 million of the receivables. As of September 30, 2001, $211 million of trade receivables had been sold and are excluded from receivables (see Note 4 of Notes to Consolidated Financial Statements).

     In November 2001, the board of directors declared a $0.10 per share quarterly dividend payable in December 2001.

     Net cash provided by financing activities was $38 million in fiscal 2000. The net increase in revolving debt in fiscal 2000 was $245 million. The company made payments of $172 million for the repurchase of its stock and $35 million for cash dividends.

     Net cash provided by financing activities was $441 million in fiscal 1999. This amount includes a $507 million increase in debt, primarily related to the February 1999 public offering of $500 million of debt securities. The proceeds were used to repay existing indebtedness, including short-term credit facilities entered into to facilitate three acquisitions. In addition, the company made payments of $6 million for the repurchase of its stock, $29 million for cash dividends and $31 million for the settlement of interest rate agreements entered into in fiscal 1998 to secure interest rates in anticipation of offering debt securities.

     OTHER INFORMATION -- The company has retirement medical and defined benefit pension plans that cover most of its U.S. and certain non-U.S. employees (see Notes 16 and 17 of Notes to Consolidated Financial Statements). Retirement medical plan benefit payments aggregated $53 million in fiscal 2001, $49 million in fiscal 2000 and $41 million in fiscal 1999, and are expected to be approximately $55 million in fiscal 2002. The company made pension plan contributions of $44 million in fiscal 2001, $40 million in fiscal 2000 and $30 million in fiscal 1999. Management expects to fund at least the minimum pension plan contributions required by government regulations for the various plans and anticipates that pension plan funding will be between $40 million and $60 million in fiscal 2002.

     As noted above, the company's total debt to capitalization ratio was 67 percent at September 30, 2001 and 2000. The company regularly considers various strategic and business opportunities, including acquisitions. Although no assurance can be given as to whether or when any acquisitions may be consummated, if an agreement were to be reached, the company could finance such acquisitions by issuance of additional debt or equity securities. The additional debt from any acquisitions, if consummated, could increase the company's total debt to capitalization ratio.

     Based upon the company's projected cash flow from operations and existing bank credit facilities, management believes that sufficient liquidity is available to meet anticipated operating, capital and dividend requirements over the next 12 months.

RESULTS OF OPERATIONS

     The merger of Arvin and Meritor was accounted for as a purchase with Meritor designated as the acquiror. Accordingly, the historic financial information for periods prior to July 7, 2000, reflects only the results of Meritor and its consolidated subsidiaries. The information for the period after July 7, 2000, represents the results of ArvinMeritor and its consolidated subsidiaries. All share and per share data prior to July 7, 2000 have been restated to conform with the exchange of Meritor shares to ArvinMeritor shares on a one Meritor share for 0.75 ArvinMeritor shares basis, in connection with the merger (see Note 3 of Notes to Consolidated Financial Statements). All earnings per share amounts are on a diluted basis. All references to pro forma amounts assume that the merger occurred at the beginning of each period presented, and do not give pro forma effect to any acquisitions or divestitures made by Arvin or Meritor.

     The following sets forth the sales, operating income and net income of the company for the years ended September 30, 2001, 2000 and 1999, as well as pro forma amounts for fiscal 2000 and 1999:

                                                                                                    PRO FORMA
                                                                     AS REPORTED                  (UNAUDITED)(1)
                                                            ------------------------------      ------------------
               YEAR ENDED SEPTEMBER 30,                      2001        2000        1999        2000        1999
               ------------------------                     ------      ------      ------      ------      ------
                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales
  Light Vehicle Systems...............................      $3,588      $2,031      $1,575      $3,668      $3,474
  Commercial Vehicle Systems..........................       2,199       2,872       2,875       2,926       2,941
  Light Vehicle Aftermarket...........................         859         209          --         950         906
  Other...............................................         159          41          --         178         170
                                                            ------      ------      ------      ------      ------
         TOTAL SALES..................................      $6,805      $5,153      $4,450      $7,722      $7,491
                                                            ======      ======      ======      ======      ======
Operating income
  Light Vehicle Systems...............................      $  213      $  149      $  130      $  232      $  199
  Commercial Vehicle Systems..........................          32         221         233         231         245
  Light Vehicle Aftermarket...........................          44           6          --          43          72
  Other...............................................         (10)         --          --           9          17
                                                            ------      ------      ------      ------      ------
  SEGMENT OPERATING INCOME............................         279         376         363         515         533
  Gain on sale of business and other..................          --          89          24          89          31
  Restructuring costs and other charges...............         (84)        (26)        (28)        (30)        (35)
  Merger expenses.....................................          --         (10)         --          --          --
                                                            ------      ------      ------      ------      ------
         TOTAL OPERATING INCOME.......................         195         429         359         574         529
Equity in earnings of affiliates......................           4          29          35          40          45
Non-operating one-time items..........................          --          --          --          (3)         (1)
Interest expense, net and other.......................        (136)        (89)        (61)       (142)       (117)
Provision for income taxes............................         (21)       (141)       (129)       (177)       (169)
Minority interests....................................          (7)        (10)        (10)         (5)         (7)
                                                            ------      ------      ------      ------      ------
NET INCOME............................................      $   35      $  218      $  194      $  287      $  280
                                                            ======      ======      ======      ======      ======
DILUTED EARNINGS PER SHARE............................      $ 0.53      $ 4.12      $ 3.75      $ 4.02      $ 3.67
                                                            ======      ======      ======      ======      ======
DILUTED EARNINGS PER SHARE
  BEFORE SPECIAL ITEMS(2).............................      $ 1.38      $ 3.52      $ 3.73      $ 3.56      $ 3.66
                                                            ======      ======      ======      ======      ======

---------------
(1) Pro forma financial information is presented as if the merger had occurred at the beginning of each fiscal year and reflects (a) the amortization of goodwill from the merger and the elimination of historical Arvin goodwill amortization expense; (b) the adjustment to interest expense for borrowings to fund the Arvin cash consideration and other financing costs; (c) the income tax effects of (a) and (b) above; and (d) the adjustment of shares outstanding representing the exchange of one share of Meritor common stock for 0.75 shares of ArvinMeritor common stock and one share of Arvin common stock for one share of ArvinMeritor common stock, based on the average shares outstanding for each year.

(2) Special items in fiscal 2001 include $67 million restructuring costs ($45 million after-tax, or $0.68 per share), $5 million environmental charge ($3 million after-tax, or $0.05 per share) and $12 million employee separation charge ($8 million after-tax, or $0.12 per share). Special items in fiscal 2000 include gain on the sale of the seat adjusting systems business and other assets of $89 million ($54 million after-tax, or $1.01 per share), restructuring costs of $26 million ($16 million after-tax, or $0.30 per share), and merger expenses of $10 million ($6 million after-tax, or $0.11 per share) Special items in fiscal 1999 include gain on formation of the ZF Meritor joint venture of $24 million ($18 million after-tax, or $0.34 per share) and restructuring costs of $28 million ($17 million after-tax, or $0.33 per share). Pro forma amounts in fiscal 2000 exclude merger costs of $70 million ($58 million after-tax, or $0.81 per share). In addition to the special items discussed above, pro forma special items in fiscal 2000 include restructuring and other charges of $4 million ($3 million after-tax, or $0.04 per share), and $3 million ($2 million after-tax, or $0.03 per share) non-operating one-time items. Pro forma amounts in fiscal 1999 also include a gain on sale of affiliate of $7 million ($5 million after-tax, or $0.07 per share), restructuring and other charges of $7 million ($4 million after-tax, or $0.05 per share) and non-operating one-time items of $1 million ($1 million after-tax, or $0.01 per share).

2001 COMPARED TO 2000

     SALES -- Sales for fiscal 2001 were $6,805 million, up $1,652 million, or 32 percent, over last year's sales of $5,153 million. Included in fiscal 2001 is a full year of sales attributable to the merger with Arvin, whereas fiscal 2000 includes Arvin results only for the fourth quarter. The increase in sales is due to $2,439 million of incremental sales from Arvin in the first three quarters of fiscal 2001, offset slightly by a $787 million decline in sales relating primarily to the company's Commercial Vehicle Systems segment, which has been experiencing a steep decline in Class 8 North American truck volumes. Fiscal 2001 Class 8 North American truck volumes declined 48 percent from fiscal 2000 levels. Pro forma sales in fiscal 2000, as if Arvin and Meritor had operated as a merged company during the entire year, were $7,722 million. The $917 million or 12 percent decline in sales from pro forma 2000 levels is attributable to the decline in heavy truck volumes, as described above, as well as volume declines in the North American light vehicle market and a softening of demand in the aftermarket.

     LIGHT VEHICLE SYSTEMS (LVS) SALES -- LVS sales increased to $3,588 million, from $2,031 million a year ago, as a result of the incremental sales of $1,633 million in fiscal 2001 related to the merger with Arvin. This sales increase is slightly offset by $84 million of negative currency exchange. LVS sales were down $80 million, or 2 percent, from 2000's pro forma sales of $3,668 million. LVS sales in North America increased 83 percent (down 5 percent on a pro forma basis). Sales in South America and Europe were up 181 percent and 61 percent, respectively (both up 1 percent on a pro forma basis). Sales in Asia/Pacific grew 13 percent (6 percent on a pro forma basis).

     COMMERCIAL VEHICLE SYSTEMS (CVS) SALES -- CVS reported $2,199 million in sales for components and systems for original equipment and the aftermarket in fiscal 2001, including $41 million of incremental sales in fiscal 2001 related to the Arvin merger and $82 million of negative currency exchange, versus $2,872 million in fiscal 2000. CVS sales in North America were $1,464 million, down $556 million, or 28 percent from fiscal 2000. The 48 percent volume decline in the North American Class 8 truck market and the 29 percent decline in the North American medium truck market drove this decline. Western European sales were down $116 million, or 17 percent in a heavy and medium truck market that was down 4 percent. South American sales were down 1 percent, while sales in the rest of the world were flat. Sales of $2,199 million were down $727 million from $2,926 million pro forma in fiscal 2000.

     LIGHT VEHICLE AFTERMARKET (LVA) SALES -- The LVA business is attributable to Arvin, and accordingly is included in fiscal 2000 for only the fourth quarter. LVA sales were $859 million in fiscal 2001, versus $209 million in the prior year. The increase is due to the inclusion of $648 million of sales in the first three quarters of fiscal 2001 due to the merger. On a pro forma basis, LVA sales declined $91 million, or 10 percent, from $950 million pro forma fiscal 2000 sales. Softening customer demand resulted in depressed volumes in this segment.

     OPERATING INCOME -- Fiscal 2001 operating income was $195 million, down $234 million from fiscal 2000. Operating margin was 2.9 percent in fiscal 2001 versus 8.3 percent in fiscal 2000. In fiscal 2001, the company recorded charges totaling $84 million ($56 million after-tax, or $0.85 per share) related to restructuring costs and other items. The restructuring charge was $67 million, and the other items include a charge related to additional environmental liability of $5 million and an employee separation charge of $12 million. In fiscal 2000, the company completed the sale of its LVS seat adjusting systems business for approximately $135 million in cash, resulting in a one-time gain of $83 million ($51 million after-tax, or $0.96 per share). Also during fiscal 2000, the company recorded a restructuring charge of $26 million ($16 million after-tax, or $0.30 per share), merger expenses of $10 million ($6 million after-tax, or $0.11 per share), and a gain on sale of land of $6 million ($3 million after-tax, or $0.05 per share).

     Excluding the restructuring costs and other charges, merger expenses and one-time gains, operating income was $279 million, down $97 million from $376 million in fiscal 2000. This decrease in operating income is primarily attributable to revenue declines in the CVS business of over 20 percent from fiscal 2000. Additionally, operating income from Other (business units not focused on automotive products) decreased $10 million. Partially offsetting these operating income declines is the favorable impact of including Arvin results for a full year in fiscal 2001, versus only the fourth quarter of fiscal 2000.

     Segment operating income (which is operating income before restructuring costs and other charges, merger expenses, and gain on sale of business and other) of $279 million was down $236 million, or 46 percent from 2000's pro forma segment operating income of $515 million. The steep decline in CVS markets and the related decline in CVS revenues, particularly in North America, was the primary driver of this decline. The remaining decline is attributable to declines in operating income in the LVS and Other segments of $19 million each. Segment operating margin was 4.1 percent in fiscal 2001, as compared to 6.7 percent in pro forma fiscal 2000.

     LVS OPERATING INCOME -- LVS operating income was $213 million in fiscal 2001, up $64 million, or 43 percent, from fiscal 2000. Results from the merger with Arvin contributed an additional $74 million of operating income in fiscal 2001. LVS operating margin declined to 5.9 percent from 7.3 percent in fiscal 2000. LVS operating income was down $19 million from pro forma 2000 operating income of $232 million and operating margin was 5.9 percent in fiscal 2001, versus 6.3 percent in pro forma fiscal 2000. Continued pricing pressures from the vehicle manufacturers, coupled with North American production declines, contributed to the operating margin decline. LVS continues to offset these challenges through restructuring and other programs aimed at lowering fixed costs.

     CVS OPERATING INCOME -- CVS operating income was $32 million, a decrease of $189 million from fiscal 2000. Operating margin declined from 7.7 percent in fiscal 2000 to 1.5 percent in fiscal 2001. The margin decline was driven by the 48 percent drop in North American heavy truck volumes and the 29 percent decline in North American medium truck volumes. These volume reductions outpaced the company's lowering of its fixed costs. Compared to pro forma fiscal 2000, operating income was down $199 million, and operating margin was down from 7.9 percent.

     LVA OPERATING INCOME -- LVA operating income was $44 million in fiscal 2001, with an operating margin of 5.1 percent, compared to operating income of $6 million and a related margin of 2.9 percent in fiscal 2000. The inclusion of a full year of activity in fiscal 2001, due to the merger with Arvin on July 7, 2000, added $28 million to operating income. Compared to pro forma fiscal 2000, operating income was up slightly from $43 million and operating margin was up 60 basis points from 4.5 percent. The operating margin increase is the result of improved pricing, the favorable impact of ongoing cost reductions and lower changeover spending.

     EQUITY IN EARNINGS OF AFFILIATES -- Equity in earnings of affiliates declined to $4 million, as compared to $29 million a year ago, primarily due to declining earnings from commercial vehicle affiliates. Equity in earnings of affiliates was $40 million on a pro forma basis in fiscal 2000.

     INTEREST EXPENSE, NET AND OTHER (INTEREST EXPENSE) -- Interest expense for fiscal 2001 was $136 million, up $47 million, or 53 percent, from $89 million in fiscal 2000. This increase is primarily attributable to the July 7, 2001 merger with Arvin, which increased total debt by over $700 million. The decline in interest expense from $142 million pro forma 2000 to $136 million in 2001 reflects lower debt levels and interest rates. Included in fiscal 2001 interest expense is a discount of $3 million on the sale of receivables (see Note 4 of Notes to Consolidated Financial Statements).

     NET INCOME AND DILUTED EARNINGS PER SHARE -- Net income for fiscal 2001 was $35 million, or $0.53 per share, a decrease of 84 percent and 87 percent, respectively, as compared to fiscal 2000 net income of $218 million, or $4.12 per share. Diluted earnings per share before special items was $1.38, compared with 2000 diluted earnings per share before special items of $3.52. On a pro forma basis, excluding special items, fiscal 2000 diluted earnings per share was $3.56.

2000 COMPARED TO 1999

     SALES -- Sales for fiscal 2000 were $5,153 million, up $703 million, or 16 percent, over fiscal 1999 sales of $4,450 million. Included in fiscal 2000 sales are $714 million of sales attributable to the merger with Arvin and a decrease of about $130 million due to currency exchange. The sale of the company's seat adjusting systems business in November 1999 resulted in a decrease of $98 million in sales year-over-year. Additionally, the company's transmission and clutch business contributed sales of $166 million in fiscal 1999. The results of this business are now reported as affiliate income, due to the formation of the ZF Meritor joint venture in fiscal 1999. Pro forma sales, as if Arvin and Meritor had operated as a merged company in all periods, were $7,722 million in fiscal 2000, an increase of 3 percent over pro forma 1999 sales.

     LIGHT VEHICLE SYSTEMS (LVS) SALES -- LVS sales increased $456 million, or 29 percent, to $2,031 million, from $1,575 million in fiscal 1999. Fiscal 2000 sales include $447 million of sales from Arvin businesses. The remaining increase in sales is due to penetration gains and strong industry volumes which were partially offset by the sale of the LVS seat adjusting systems business in early fiscal 2000 and the $84 million negative impact of currency. The seat adjusting systems business had fiscal 1999 sales of $129 million and fiscal 2000 sales of $31 million. On a pro forma basis, LVS sales for fiscal 2000 were $3,668 million, up $194 million or 6 percent from $3,474 million in 1999. Additional market penetration gains in exhaust systems drove this growth. LVS sales in North America grew 48 percent (11 percent on a pro forma basis). Sales in South America and Asia/Pacific grew 7 percent and 5 percent, respectively (up 4 percent and 6 percent on a pro forma basis, respectively). Sales in Europe were up 15 percent (down 2 percent on a pro forma basis).

     COMMERCIAL VEHICLE SYSTEMS (CVS) SALES -- CVS reported $2,872 million in sales of components and systems for original equipment and the aftermarket in fiscal 2000, including $17 million attributable to the merger with Arvin, which was down slightly from fiscal 1999 sales. CVS sales in North America were $2,020 million, down $148 million or 7 percent from $2,168 million in fiscal 1999. The decline in North American heavy truck markets of approximately 8 percent drove this decline. European sales were up $103 million, or 18 percent, and South American sales were up $18 million, or 27 percent, while sales in the rest of the world were up $24 million. On a pro forma basis, CVS sales would have been $2,926 million in fiscal 2000, down $15 million, or 1 percent, from pro forma 1999 sales.

     LIGHT VEHICLE AFTERMARKET (LVA) SALES -- LVA sales were $209 million in fiscal 2000 with no sales in fiscal 1999, because this business is attributable to Arvin and is included in the consolidated results only from July 7, 2000, and forward. On a pro forma basis, LVA sales in fiscal 2000 were $950 million, an increase of 5 percent, or $44 million from pro forma 1999 levels. The increase in pro forma sales is attributable primarily to the inclusion of a full year of results of the Purolator business, which was acquired by Arvin in March 1999. Purolator generated $318 million of pro forma sales in fiscal 2000, as compared to $203 million in pro forma sales in fiscal 1999. These increases were partially offset by price reductions and product mix issues, the negative impact of currency translation and a softening of markets in both North America and Europe in the latter part of the fiscal year.

     OPERATING INCOME -- Fiscal 2000 operating income was $429 million, up $70 million from fiscal 1999. Operating margin was 8.3 percent in fiscal 2000 versus
8.1 percent in fiscal 1999. In fiscal 2000, the company completed the sale of its LVS seat adjusting systems business for approximately $135 million in cash, resulting in a one-time gain of $83 million ($51 million after-tax, or $0.96 per share). Also during fiscal 2000, the company recorded a restructuring charge of $26 million ($16 million after-tax, or $0.30 per share), merger expenses of $10 million ($6 million after-tax, or $0.11 per share) and a gain on sale of land of $6 million ($3 million after-tax, or $0.05 per share). Fiscal 1999 operating income was $359 million, and includes a restructuring charge of $28 million ($17 million after-tax, or $0.33 per share) and a one-time gain of $24 million ($18 million after-tax, or $0.34 per share) in connection with the formation of a transmission and clutch joint venture with ZF.

     Excluding the restructuring charges, merger costs and one-time gains from sales of businesses and assets, operating income was $376 million in fiscal 2000, up $13 million from $363 million in fiscal 1999. This increase is attributable to the results of Arvin, included in the company's results after July 7, 2000. Segment operating margin was 7.3 percent in fiscal 2000, as compared to 8.2 percent in fiscal 1999. On a pro forma basis, segment operating income was $515 million in fiscal 2000, down 3 percent from $533 million in fiscal 1999. Pro forma segment operating margin declined from 7.1 percent in fiscal 1999 to 6.7 percent in fiscal 2000.

     LVS OPERATING INCOME -- LVS operating income was $149 million in fiscal 2000, with operating margin of 7.3 percent. Operating income was up $19 million, or 15 percent, from 1999, although operating margin decreased from 8.3 percent. Results from the merger with Arvin contributed $7 million of operating income in fiscal 2000. Operating income increased due to the volume contribution from higher sales and favorable product mix. On a pro forma basis, operating income for fiscal 2000 increased $33 million, or 17 percent, to $232 million. Pro forma operating margin increased from 5.7 percent in fiscal 1999 to 6.3 percent in fiscal 2000.

     CVS OPERATING INCOME -- CVS operating income was $221 million in fiscal 2000, a decrease of 5 percent from 1999. Operating margin declined by 40 basis points to 7.7 percent in fiscal 2000. The decline in margin was driven by higher costs due to unfavorable economics, the negative impact of currency exchange and higher warranty expenses. On a pro forma basis, operating income for fiscal 2000 was $231 million, also down 6 percent from pro forma fiscal 1999. Pro forma operating margin of 7.9 percent also declined by 40 basis points.

     LVA OPERATING INCOME -- LVA operating income was $6 million in fiscal 2000, with an operating margin of 2.9 percent. This business was acquired as part of the merger with Arvin and is, accordingly, included in the consolidated results from July 7, 2000, and forward. On a pro forma basis, operating income and margin for fiscal 2000 were $43 million and 4.5 percent, respectively, down from fiscal 1999 pro forma operating income of $72 million and related margin of 7.9 percent. The decline in LVA pro forma operating income relates primarily to reduced pricing and product mix issues, and was partially offset by increased volume. The decline in operating income also reflects the soft market conditions experienced in late fiscal 2000 and consolidation of the distribution channel base.

     EQUITY IN EARNINGS OF AFFILIATES -- Equity in earnings of affiliates was down $6 million in fiscal 2000, to $29 million, primarily as a result of the lower North American truck volumes.

     INTEREST EXPENSE, NET AND OTHER (INTEREST EXPENSE) -- Interest expense for fiscal 2000 was $89 million, up $28 million from fiscal 1999 interest expense of $61 million. The increase was primarily attributable to higher debt levels associated with acquisitions and the share repurchase programs. On a pro forma basis, fiscal 2000 interest expense increased $25 million, to $142 million, primarily as a result of the share repurchase programs and acquisitions made during fiscal 1999.

     NET INCOME AND DILUTED EARNINGS PER SHARE -- Net income for fiscal 2000 was $218 million, or $4.12 per share, an increase of 12 percent and 10 percent, respectively, as compared with fiscal 1999 net income of $194 million, or $3.75 per share. Diluted earnings per share before special items was $3.52 in fiscal 2000, compared with 1999 diluted earnings per share before special items of $3.73. Special items include the restructuring costs, one-time gains and merger expenses discussed earlier. On a pro forma basis, excluding special items, fiscal 2000 diluted earnings per share was down to $3.56, compared to 1999 diluted earnings per share of $3.66.

AFFILIATES

     At September 30, 2001, the company had 14 joint ventures which were not majority-owned and controlled and were accounted for under the equity method of accounting. These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. Aggregate sales of these affiliates were $1,782 million, $924 million and $488 million in fiscal 2001, 2000 and 1999, respectively. The increase in fiscal 2001 is due to the inclusion of $1,129 million in sales from Arvin's affiliates in the first three quarters of fiscal 2001 versus none from Arvin's affiliates in the corresponding period of the prior year, due to the merger, offset slightly by the decline in sales of certain CVS affiliates. The increase in fiscal 2000 is due to the inclusion of approximately $290 million in sales from Arvin's affiliates and $146 million attributable to sales of the ZF Meritor joint venture created in late fiscal 1999.

     The company's equity in earnings of affiliates was $4 million in fiscal 2001, compared to $29 million in fiscal 2000 and $35 million in fiscal 1999. Cash dividends to ArvinMeritor from these joint ventures were $24 million, $32 million and $28 million in fiscal 2001, 2000 and 1999, respectively. The decreases in earnings of affiliates over the three year period is primarily a result of the lower North American heavy truck volumes, which resulted in lower sales and lower earnings of certain affiliates.

INCOME TAXES

     The effective income tax rate in fiscal 2001 was 33.5 percent, compared to
38.2 percent in fiscal 2000 and 38.8 percent in fiscal 1999. The company's effective tax rate has been favorably impacted over the three-year period by ongoing legal entity restructuring, which more closely aligns the company's organizational structure with the underlying operations of the business.

INTERNATIONAL OPERATIONS

     Approximately 41 percent of the company's total assets as of September 30, 2001, and 37 percent of fiscal 2001 sales were outside North America. Management believes that international operations have significantly benefited the financial performance of the company. However, the company's international operations are subject to a number of risks inherent in operating abroad. There can be no assurance that these risks will not have a material adverse impact on the company's ability to increase or maintain its foreign sales or on its financial condition or results of operations. The company's sales in fiscal 2001 and 2000 were negatively impacted by approximately $170 million and $130 million, respectively, due to exchange rate changes. Operating income in fiscal 2001 and 2000 was negatively impacted due to foreign exchange by $19 million and $20 million, respectively. The impact the euro and other currencies will have on the company's sales and operating income is difficult to predict in the upcoming year.

     On January 1, 1999, the euro became the common currency of 11 countries of the European Union and the present national currencies of these 11 countries became sub-units of the euro at fixed exchange rates. Subsequent to January 1, 1999, an additional country was added to the European Monetary Union. The European Union's current plans call for the transition to the euro to be substantially completed by January 1, 2002, at which time the euro will become the sole legal tender in those participating countries.

     The company is engaged in business in many of the countries that participate in the European Monetary Union, and sales for fiscal 2001 in these countries were approximately 18 percent of the company's total sales. In addition, the company enters into foreign currency forward exchange contracts with respect to several of the existing currencies that have been subsumed into the euro and has borrowings in participating currencies primarily under its revolving Credit Facility. The company has analyzed the potential effects of the euro conversion on competitive conditions, information technology and other systems, currency risks, financial instruments and contracts, and has examined the tax and accounting consequences of euro conversion, and believes that the conversion will not have a material adverse effect on its business, operations and financial condition.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company is exposed to foreign currency exchange rate risk related to its transactions denominated in currencies other than the U.S. dollar and interest rate risk associated with the company's debt.

     The company enters into foreign currency forward exchange contracts to minimize the risk of unanticipated gains and losses from currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business (see Note 13 of Notes to Consolidated Financial Statements). It is the policy of the company not to enter into derivative financial instruments for speculative purposes, and therefore the company holds no derivative instruments for trading purposes.

     The company has performed a sensitivity analysis assuming a hypothetical 10-percent adverse movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of September 30, 2001, the analysis indicated that such market movements would not have a material effect on the company's consolidated financial position, results of operations or cash flows. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

NEW ACCOUNTING PRONOUNCEMENTS

     There were no new accounting pronouncements adopted by the company in fiscal 2001 that had a material impact on the company's financial condition or results of operations.

     On October 1, 2000, the company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The adoption of this standard, as amended, did not have a material impact on the company (see Note 13 of Notes to Consolidated Financial Statements).

     The company adopted Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities -- a replacement of FASB Statement No. 125" in the second quarter of fiscal 2001. The adoption of this statement did not have a material impact on the company (see Note 4 of Notes to Consolidated Financial Statements).

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill to be subject to annual impairment testing instead of amortization. The company will adopt this standard effective October 1, 2001. Management is currently analyzing the impact of adoption of this standard, but anticipates it will result in a cumulative effect of an accounting change of approximately $40 million ($40 million after-tax, or $0.61 per basic and diluted share) for an impairment loss on goodwill. In addition, the adoption will eliminate annual amortization expense of approximately $24 million ($20 million after-tax, or $0.30 per share). See Note 2 of Notes to Consolidated Financial Statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". The new standard requires one model of accounting for long-lived assets to be disposed of, and broadens the definition of discontinued operations to include a component of a segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The company does not expect the adoption of this statement to have a significant impact on its financial position or results of operation.

CAUTIONARY STATEMENT

     This Management's Discussion and Analysis, as well as other sections of this annual report, contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including, but not limited to, global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its customers and suppliers; successful integration of acquired or merged businesses; the failure to achieve the expected annual savings and synergies from past and future business combinations; competitive product and pricing pressures; the amount of the company's debt; the ability of the company to access capital markets; the credit ratings of the company's debt, as well as other risks and uncertainties, such as those described in this annual report and those detailed herein and from time to time in the filings of the company with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners of ArvinMeritor, Inc.

Troy, Michigan

     We have audited the accompanying consolidated balance sheets of ArvinMeritor, Inc. and subsidiaries ("the Company") as of September 30, 2001 and 2000, and the related consolidated statements of income, shareowners' equity and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ArvinMeritor, Inc. and subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Detroit, Michigan
November 13, 2001

                               ARVINMERITOR, INC.

                        STATEMENT OF CONSOLIDATED INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Sales.......................................................  $6,805   $5,153   $4,450
Cost of sales...............................................   6,074    4,410    3,798
                                                              ------   ------   ------
GROSS MARGIN................................................     731      743      652
  Selling, general and administrative.......................    (428)    (348)    (278)
  Goodwill amortization.....................................     (24)     (19)     (11)
  Restructuring costs and other charges.....................     (84)     (26)     (28)
  Merger expenses...........................................      --      (10)      --
  Gain on sale of business and other........................      --       89       24
                                                              ------   ------   ------
OPERATING INCOME............................................     195      429      359
  Equity in earnings of affiliates..........................       4       29       35
  Interest expense, net and other...........................    (136)     (89)     (61)
                                                              ------   ------   ------
INCOME BEFORE INCOME TAXES..................................      63      369      333
  Provision for income taxes................................     (21)    (141)    (129)
  Minority interests........................................      (7)     (10)     (10)
                                                              ------   ------   ------
NET INCOME..................................................  $   35   $  218   $  194
                                                              ======   ======   ======
  Basic and Diluted Earnings per Share......................  $ 0.53   $ 4.12   $ 3.75
                                                              ======   ======   ======
  Basic and Diluted Average Common Shares Outstanding.......    66.1     52.9     51.8
                                                              ======   ======   ======

                 See Notes to Consolidated Financial Statements

                               ARVINMERITOR, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $  101   $  116
  Receivables (less allowance for doubtful accounts: 2001,
     $18; 2000, $22)........................................     965    1,278
  Inventories...............................................     457      583
  Other current assets......................................     232      212
                                                              ------   ------
          TOTAL CURRENT ASSETS..............................   1,755    2,189
                                                              ------   ------
NET PROPERTY................................................   1,200    1,348
NET GOODWILL (less accumulated amortization: 2001, $73;
  2000, $48)................................................     835      756
OTHER ASSETS................................................     572      427
                                                              ------   ------
          TOTAL ASSETS......................................  $4,362   $4,720
                                                              ======   ======
                     LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
  Short-term debt...........................................  $   94   $  183
  Accounts payable..........................................   1,054    1,058
  Accrued compensation and benefits.........................     184      203
  Accrued income taxes......................................      26       27
  Other current liabilities.................................     314      254
                                                              ------   ------
          TOTAL CURRENT LIABILITIES.........................   1,672    1,725
                                                              ------   ------
LONG-TERM DEBT..............................................   1,313    1,537
ACCRUED RETIREMENT BENEFITS.................................     459      382
OTHER LIABILITIES...........................................     141      113
MINORITY INTERESTS..........................................      69       96
PREFERRED CAPITAL SECURITIES................................      57       74
SHAREOWNERS' EQUITY
  Common stock (2001, 71.0 shares issued and 65.6
     outstanding; 2000, 71.0 shares issued and 67.9
     outstanding)...........................................      71       71
  Additional paid-in capital................................     547      546
  Retained earnings.........................................     450      466
  Treasury stock (2001, 5.4 shares; 2000, 3.1 shares).......     (69)     (53)
  Unearned compensation.....................................     (12)      --
  Accumulated other comprehensive loss......................    (336)    (237)
                                                              ------   ------
          TOTAL SHAREOWNERS' EQUITY.........................     651      793
                                                              ------   ------
          TOTAL LIABILITIES AND SHAREOWNERS' EQUITY.........  $4,362   $4,720
                                                              ======   ======

                 See Notes to Consolidated Financial Statements

                               ARVINMERITOR, INC.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
OPERATING ACTIVITIES
  Net income................................................  $  35    $ 218    $ 194
  Adjustments to net income to arrive at cash provided by
     operating activities:
     Depreciation...........................................    193      143      120
     Goodwill amortization..................................     24       19       11
     Gain on sale of business and other.....................     --      (89)     (24)
     Restructuring costs and other charges, net of
      expenditures..........................................     51       19       23
     Deferred income taxes..................................    (57)      32       17
     Pension and retiree medical expense....................     62       58       52
     Pension and retiree medical contributions..............    (97)     (89)     (71)
     Changes in assets and liabilities, excluding effects of
      acquisitions, divestitures and foreign currency
      adjustments:
       Sale of receivables..................................    211       --       --
       Receivables..........................................     87       15      (95)
       Inventories..........................................    107      (10)      --
       Accounts payable.....................................      3      (28)      45
       Change in other working capital......................    (14)     (66)     (18)
       Other assets and liabilities.........................     --        6        8
                                                              -----    -----    -----
               CASH PROVIDED BY OPERATING ACTIVITIES........    605      228      262
                                                              -----    -----    -----
INVESTING ACTIVITIES
  Capital expenditures......................................   (206)    (225)    (170)
  Acquisitions of businesses and investments, net of cash
     acquired...............................................    (34)     (74)    (573)
  Payment of certain merger-related assumed liabilities.....     --      (49)      --
  Proceeds from disposition of assets, property and
     businesses.............................................     30      148       51
                                                              -----    -----    -----
               CASH USED FOR INVESTING ACTIVITIES...........   (210)    (200)    (692)
                                                              -----    -----    -----
FINANCING ACTIVITIES
  Net increase (decrease) in revolving debt.................   (178)     245        9
  Payment of notes..........................................   (125)      --       --
  Proceeds from issuance of notes...........................     --       --      498
                                                              -----    -----    -----
          Net increase (decrease) in debt...................   (303)     245      507
  Cash dividends............................................    (51)     (35)     (29)
  Purchases of treasury stock...............................    (31)    (172)      (6)
  Purchase of preferred capital securities..................    (17)      --       --
  Payment of interest rate settlement cost..................     --       --      (31)
                                                              -----    -----    -----
               CASH PROVIDED BY (USED FOR) FINANCING
                 ACTIVITIES.................................   (402)      38      441
                                                              -----    -----    -----
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................     (8)     (18)      (8)
CHANGE IN CASH..............................................    (15)      48        3
CASH AT BEGINNING OF YEAR...................................    116       68       65
                                                              -----    -----    -----
CASH AT END OF YEAR.........................................  $ 101    $ 116    $  68
                                                              =====    =====    =====

                 See Notes to Consolidated Financial Statements

                               ARVINMERITOR, INC.

                 STATEMENT OF CONSOLIDATED SHAREOWNERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
COMMON STOCK
  Beginning balance.........................................   $  71      $  69      $  69
  ArvinMeritor merger:
     Shares issued to Arvin shareowners.....................      --         24         --
     Conversion of outstanding Meritor shares...............      --        (15)        --
     Cancellation of Meritor treasury stock.................      --         (7)        --
                                                               -----      -----      -----
  Ending balance............................................      71         71         69
                                                               -----      -----      -----
ADDITIONAL PAID-IN CAPITAL
  Beginning balance.........................................     546        158        156
  ArvinMeritor merger:
     Shares issued to Arvin shareowners and Arvin stock
      options converted.....................................      --        492         --
     Conversion of outstanding Meritor shares...............      --         15         --
     Cancellation of Meritor treasury stock.................      --       (119)        --
  Issuance of restricted stock and other....................       1         --          2
                                                               -----      -----      -----
  Ending balance............................................     547        546        158
                                                               -----      -----      -----
RETAINED EARNINGS
  Beginning balance.........................................     466        283        118
  Net income................................................      35        218        194
  Cash dividends (per share: 2001, $0.76; 2000, $0.64; 1999,
     $0.56).................................................     (51)       (35)       (29)
                                                               -----      -----      -----
  Ending balance............................................     450        466        283
                                                               -----      -----      -----
TREASURY STOCK
  Beginning balance.........................................     (53)        (6)        --
  Cancellation of treasury stock in connection with
     merger.................................................      --        125         --
  Purchase of treasury stock................................     (31)      (172)        (6)
  Issuance of restricted stock..............................      15         --         --
                                                               -----      -----      -----
  Ending balance............................................     (69)       (53)        (6)
                                                               -----      -----      -----
UNEARNED COMPENSATION
  Beginning balance.........................................      --         --         --
  Issuance of restricted stock..............................     (16)        --         --
  Compensation expense......................................       4         --         --
                                                               -----      -----      -----
  Ending balance............................................     (12)        --         --
                                                               -----      -----      -----
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Beginning balance.........................................    (237)      (156)       (77)
  Foreign currency translation adjustments..................     (53)       (81)       (79)
  Minimum pension liability, net of tax.....................     (46)        --         --
                                                               -----      -----      -----
  Ending balance............................................    (336)      (237)      (156)
                                                               -----      -----      -----
          TOTAL SHAREOWNERS' EQUITY.........................   $ 651      $ 793      $ 348
                                                               =====      =====      =====
COMPREHENSIVE INCOME (LOSS)
  Net income................................................   $  35      $ 218      $ 194
  Foreign currency translation adjustments..................     (53)       (81)       (79)
  Minimum liability adjustment..............................     (46)        --         --
                                                               -----      -----      -----
          TOTAL COMPREHENSIVE INCOME (LOSS).................   $ (64)     $ 137      $ 115
                                                               =====      =====      =====

                 See Notes to Consolidated Financial Statements

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     ArvinMeritor, Inc. (the company or ArvinMeritor) is a leading global supplier of a broad range of integrated systems, modules and components serving light vehicle, commercial truck, trailer and specialty original equipment manufacturers and certain aftermarkets. The company also provides coil coating applications to the transportation, appliance, construction and furniture industries.

     On July 7, 2000, Meritor Automotive, Inc. (Meritor) and Arvin Industries, Inc. (Arvin) merged into ArvinMeritor. The merger was accounted for utilizing the purchase method of accounting. The financial information for the periods prior to July 7, 2000, reflect the results of Meritor and its consolidated subsidiaries prior to the merger. The information for periods after July 7, 2000, represents the results of ArvinMeritor and its consolidated subsidiaries.

     All share and per share data for periods prior to the merger have been restated to conform with the exchange of Meritor shares to ArvinMeritor shares on a one to 0.75 basis in connection with the merger with Arvin (see Note 3).

     Effective October 1, 2000, the company changed the date for the end of its fiscal year to the Sunday nearest September 30. The company's fiscal quarters end on the Sundays nearest December 31, March 31, and June 30. The company's 2001 fiscal year ended on September 30, 2001. All year and quarter references relate to the company's fiscal year and fiscal quarters unless otherwise stated.

     Certain prior year amounts have been reclassified to conform with current year presentation.

2.  ACCOUNTING POLICIES

  Use of Estimates

     The financial statements of ArvinMeritor have been prepared in accordance with accounting principles generally accepted in the U.S. that require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

  Consolidations and Joint Ventures

     The consolidated financial statements include the accounts of the company and those majority-owned subsidiaries in which the company has control. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts and results of operations of controlled subsidiaries where ownership is greater than 50 percent, but less than 100 percent, are included in the consolidated results and are offset by a related minority interest expense and liability recorded for the minority interest ownership. Investments in affiliates that are not majority-owned and controlled are reported using the equity method of accounting for investments.

  Foreign Currency

     Local currencies are considered the functional currencies outside the U.S., except for subsidiaries located in countries with highly inflationary economies. For operations reporting in local currencies, assets and liabilities are translated at year-end exchange rates with cumulative currency translation adjustments included as a component of Accumulated Other Comprehensive Loss. Income and expense items are translated at average rates of exchange during the year.

  Cash Equivalents

     The company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                               ARVINMERITOR, INC.

  Inventories

     Inventories are stated at the lower of cost (using LIFO, FIFO or average methods) or market (determined on the basis of estimated realizable values).

  Tooling

     Costs incurred by the company for certain engineering and tooling projects, principally for light vehicle products, for which customer reimbursement is contractually guaranteed are classified as Other Current Assets in the accompanying Consolidated Balance Sheet. Provisions for losses are provided at the time management anticipates costs to exceed anticipated customer reimbursement. Company-owned tooling is classified as property and depreciated over its expected life or the life of the related vehicle platform, whichever is shorter.

  Property and Depreciation

     Property is stated at cost. Depreciation of property is based on estimated useful lives, generally using the straight-line method. Significant renewals and betterments are capitalized, and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense.

  Intangible Assets

     Goodwill represents the excess of the cost of purchased businesses over the fair value of their net assets at the date of acquisition and is amortized using the straight-line method for periods not to exceed 40 years. All intangibles, including patents, trademarks and licenses, are reviewed periodically to determine whether the carrying amount of the asset is impaired. Adjustments to the carrying value are made if the review indicates this amount will not be recoverable. Goodwill will no longer be amortized upon adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," effective October 1, 2001 (see discussion in "New Accounting Standards").

  Capitalized Software

     Costs relating to internally developed or purchased software are capitalized and amortized utilizing the straight-line basis over periods not to exceed seven years. These amounts are included in Other Assets in the accompanying Consolidated Balance Sheet.

  Impairment of Long-Lived Assets

     Management periodically reviews the realizability of long-lived assets, based on an evaluation of remaining useful lives, cash flows and profitability projections.

  Revenue Recognition

     Revenues are recognized upon shipment of products to customers.

  Earnings per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding during each year. Diluted earnings per share assumes the exercise of common stock options when dilutive and the impact of restricted stock.

                               ARVINMERITOR, INC.

  Environmental Matters

     The company records accruals for environmental issues in the accounting period in which its responsibility is established and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, the company records a liability for its allocable share of costs related to its involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. At environmental sites in which ArvinMeritor is the only responsible party, the company records a liability for the total estimated costs of remediation before consideration of recovery from insurers or other third parties. If recovery from a third party is determined to be probable, the company records a receivable for the estimated recovery.

  Stock-Based Compensation

     The company accounts for its stock-based compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" (see Note 15).

  New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 requires goodwill to be subject to annual impairment testing instead of amortization, and will be effective for fiscal years beginning after December 15, 2001, with early adoption permitted for fiscal years beginning after March 15, 2001. The company will adopt this standard effective October 1, 2001. Management is currently analyzing the impact of adoption of this standard, but anticipates it will result in a cumulative effect of an accounting change of approximately $40 million ($40 million after-tax, or $0.61 per basic and diluted share) for an impairment loss on goodwill. In addition, the adoption will eliminate annual amortization expense of approximately $24 million ($20 million after-tax, or $0.30 per basic and diluted share).

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard requires one model of accounting for long-lived assets to be disposed of, and broadens the definition of discontinued operations to include a component of a segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The company does not expect the adoption of SFAS 144 to have a significant impact on its financial position or results of operations.

3.  ARVINMERITOR MERGER

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

     The merger was accounted for by the purchase method of accounting. Accordingly, the results of operations of Arvin are included with those of the company for the periods subsequent to the date of the merger. The total merger consideration of $576 million was allocated first to assets and liabilities based on their fair values as of the merger date, with the residual allocated to goodwill, which is being amortized on a straight-line basis over 40 years. Since the company assumed the stock options outstanding of Arvin, the fair value of these options was included in determining the fair value of the consideration.

                               ARVINMERITOR, INC.

     A summary of the fair market value of assets and liabilities acquired is as follows:

Current assets..............................................  $   939
Property plant and equipment................................      504
Goodwill....................................................      428
Other assets................................................      259
                                                              -------
          Total assets......................................    2,130
Current liabilities.........................................   (1,028)
Long-term liabilities.......................................     (131)
Long-term debt and capital securities.......................     (395)
                                                              -------
Fair market value...........................................  $   576
                                                              =======

     The allocation of the purchase price has been revised from previously reported amounts to reflect asset appraisals, restructuring actions, and other items recorded under purchase accounting.

     Pro forma sales, net income and earnings per share amounts (both basic and diluted) for the fiscal year ended September 30, 2000, would have been $7,722 million, $287 million and $4.02 per share, respectively, and exclude a non-recurring charge of $70 million ($58 million after-tax or $0.81 per basic and diluted share) for merger-related expenses. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The pro forma data is not necessarily indicative of the results of operations of ArvinMeritor that would have been achieved if the merger had in fact occurred on such dates, or the results of operations of ArvinMeritor for any period subsequent to the merger. The pro forma data does not give effect to any restructuring costs or to cost savings or other synergies that have resulted from the merger.

4.  ASSET SECURITIZATION

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities -- a replacement of FASB Statement No. 125." The new standard carries forward some provisions of SFAS 125, but modifies the methods of accounting for securitizations and other transfers of financial assets and collateral, in addition to requiring additional disclosures. The company adopted SFAS 140 in the second quarter of fiscal 2001. The adoption of SFAS 140 did not have a material impact on the financial position or results of operations of the company.

     During fiscal 2001, the company sold substantially all of the trade receivables of certain subsidiaries to ArvinMeritor Receivables Corporation
(ARC), a wholly owned subsidiary of the company. ARC then entered into an agreement (asset securitization facility) to sell an undivided interest in up to $250 million of the receivables to a group of banks. As of September 30, 2001, $211 million of trade receivables had been sold and are excluded from receivables in the consolidated balance sheet. The company has no retained interest in the receivables sold, but does retain collection and administrative responsibilities. The receivables were sold at fair market value and a discount on the sale of approximately $3 million was recorded in interest expense, net and other. The banks have a preferential interest in approximately $202 million of the remainder of the receivables held at ARC to secure the obligation under the asset securitization facility.

                               ARVINMERITOR, INC.

5.  RESTRUCTURING COSTS AND OTHER CHARGES

     During fiscal 2001, the company recorded charges of $67 million ($45 million after-tax, or $0.68 per basic and diluted share) for restructuring costs, $12 million ($8 million after-tax, or $0.12 per basic and diluted share) for an employee separation agreement and $5 million ($3 million after-tax, or $0.05 per basic and diluted share) for additional environmental liability (see
Note 20). The restructuring charge was net of approximately $4 million of restructuring reserves established in fiscal 2000 that were reversed due to a change in circumstance resulting from the ArvinMeritor merger. In addition, approximately $12 million of restructuring reserves established in fiscal 2001 were reversed primarily due to actions taken to minimize severance costs related to cost-reduction programs in Europe. The fiscal 2001 net charges include severance and other employee costs of approximately $48 million related to a net reduction of approximately 1,350 employees, with the balance primarily associated with facility related costs from the rationalization of operations. As of September 30, 2001 approximately 800 employees had been terminated under this restructuring action. All restructuring actions will be finalized within one year of recording the initial charge, and substantially all costs related to those actions will be paid during that time.

     In the third quarter of fiscal 2000, the company recorded a restructuring charge of $26 million ($16 million after-tax, or $0.30 per basic and diluted share). The original charge included severance and other employee costs of approximately $19 million related to a net reduction of approximately 500 employees, with the balance primarily associated with facility related costs from the rationalization of operations. In the second quarter of fiscal 2001, approximately $4 million of restructuring reserves were reversed (discussed above), which changed the total employee costs incurred for the fiscal 2000 restructuring charge to $15 million related to a net reduction of 350 employees. As of September 30, 2001, approximately 350 employees had been terminated, and all restructuring actions were complete.

     A summary of the restructuring charges as of September 30, 2001 is as follows (in millions):

                                             EMPLOYEE
                                            TERMINATION     ASSET
                                             BENEFITS     IMPAIRMENT   OTHER   TOTAL
                                            -----------   ----------   -----   -----
Fiscal 2000 original charge...............     $ 19          $  6       $ 1    $ 26
Reversal of charge in 2001................       (4)           --        --      (4)
Write-down of assets......................       --            (6)       --      (6)
Cash payments through 9/30/01.............      (15)           --        (1)    (16)
                                               ----          ----       ---    ----
          Subtotal........................       --            --        --      --
                                               ----          ----       ---    ----

Fiscal 2001 original charges..............       60            19         4      83
Reversal of charge........................      (12)           --        --     (12)
Write-down of assets......................       --           (19)       --     (19)
Cash payments through 9/30/01.............      (19)           --        (3)    (22)
                                               ----          ----       ---    ----
          Subtotal........................       29            --         1      30
                                               ----          ----       ---    ----
Reserve balance at 9/30/01................     $ 29          $ --       $ 1    $ 30
                                               ====          ====       ===    ====

     In fiscal 2001, the company also recorded approximately $34 million of restructuring costs that were incurred as a result of the ArvinMeritor merger and are reflected in the purchase price allocation (see Note 3). These costs include approximately $17 million related to a net reduction of approximately 1,200 employees, with the balance primarily associated with facility related costs from the rationalization of operations. As of September 30, 2001, approximately 500 employees had been terminated under this restructuring action, and approximately $16 million of reserves remained in the consolidated balance sheet.

     The company recorded a restructuring charge of $28 million ($17 million after-tax, or $0.33 per basic and diluted share) in fiscal 1999. The charge included severance and other employee costs of approximately $14 million, related to a net reduction of approximately 350 employees, with the balance primarily associated with facility-related costs from the rationalization of operations. All restructuring actions were complete as of June 30, 2000.

                               ARVINMERITOR, INC.

6.  INVENTORIES

     Inventories are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Finished goods..............................................  $238    $298
Work in process.............................................   118     142
Raw materials, parts and supplies...........................   152     195
                                                              ----    ----
          Total.............................................   508     635
Less allowance to adjust the carrying value of certain
  inventories (2001, $69; 2000, $125) to a LIFO basis.......   (51)    (52)
                                                              ----    ----
          Inventories.......................................  $457    $583
                                                              ====    ====

7.  OTHER CURRENT ASSETS

     Other Current Assets are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Current deferred income taxes (see Note 18).................  $138    $122
Customer tooling............................................    30      37
Asbestos-related recoveries (see Note 20)...................    24      --
Prepaid and other...........................................    40      53
                                                              ----    ----
Other Current Assets........................................  $232    $212
                                                              ====    ====

8.  NET PROPERTY

     Net Property is summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                            -----------------
                                                             2001      2000
                                                            -------   -------
Property at cost:
  Land and land improvements..............................  $    55   $    66
  Buildings...............................................      416       400
  Machinery and equipment.................................    1,596     1,572
  Company-owned tooling...................................      206       190
  Construction in progress................................      131       221
                                                            -------   -------
Total.....................................................    2,404     2,449
Less accumulated depreciation.............................   (1,204)   (1,101)
                                                            -------   -------
Net Property..............................................  $ 1,200   $ 1,348
                                                            =======   =======

                               ARVINMERITOR, INC.

9.  OTHER ASSETS

     Other Assets are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Investments in affiliates...................................  $186    $200
Long-term deferred income taxes (see Note 18)...............   119       9
Prepaid pension costs (see Note 17).........................    87      78
Net capitalized computer software costs.....................    42      41
Patents, trademarks and licenses............................    36      38
Asbestos-related recoveries (see Note 20)...................    36      --
Other.......................................................    66      61
                                                              ----    ----
Other Assets................................................  $572    $427
                                                              ====    ====

10.  OTHER CURRENT LIABILITIES

     Other Current Liabilities are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Accrued product warranties..................................  $ 94    $ 95
Accrued taxes other than income taxes.......................    48      36
Accrued restructuring.......................................    46      16
Asbestos-related liabilities (see Note 20)..................    24      --
Environmental reserves (see Note 20)........................    18      11
Other.......................................................    84      96
                                                              ----    ----
Other Current Liabilities...................................  $314    $254
                                                              ====    ====

11.  OTHER LIABILITIES

     Other Liabilities are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Asbestos-related liabilities (see Note 20)..................  $ 47    $ --
Deferred payments...........................................    29      34
Environmental reserves (see Note 20)........................    25      27
Other.......................................................    40      52
                                                              ----    ----
Other Liabilities...........................................  $141    $113
                                                              ====    ====

                               ARVINMERITOR, INC.

12.  LONG-TERM DEBT

     Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
6 7/8 percent notes due 2001................................  $   --   $   75
7.94 percent notes due 2005.................................      --       50
6 3/4 percent notes due 2008................................     100      100
7 1/8 percent notes due 2009................................     150      150
6.8 percent notes due 2009..................................     498      498
Commercial paper............................................      --      560
Bank revolving credit facilities............................     495      194
Lines of credit and other...................................     164       93
                                                              ------   ------
  Subtotal..................................................   1,407    1,720
Less current maturities.....................................     (94)    (183)
                                                              ------   ------
Long-Term Debt..............................................  $1,313   $1,537
                                                              ======   ======

     The company has two unsecured credit facilities: a 364-day, $750-million credit facility and a five-year $750-million revolving credit facility. The 364-day facility matures on June 26, 2002, with the option to convert borrowings thereunder to a one-year term loan. The five-year facility matures on June 27, 2005. Borrowings are subject to interest based on quoted LIBOR rates plus a margin, in addition to a facility fee, both of which are based on the company's credit rating. At September 30, 2001, the margin over the LIBOR rate was 105 basis points, and the facility fee was 20 basis points. At September 30, 2001, the company was in compliance with all covenants and there have been no events of default. At September 30, 2001 there were $495 million in outstanding borrowings under these facilities.

     The company also has a commercial paper program with authorized borrowings of up to $1 billion. Interest rates applicable to our commercial paper borrowings are currently higher than the cost of other available sources of financing, and no borrowings were outstanding as of September 30, 2001.

     On April 12, 2001, the company filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities that may be offered in one or more series on terms to be determined at the time of sale. The registration statement became effective on April 18, 2001. Except as may otherwise be determined at the time of sale, the net proceeds would be used for repayment of outstanding indebtedness and for other general corporate purposes.

     The company has $50 million of unsecured lines of credit with interest rates determined at the time of borrowing. At September 30, 2001, there were $50 million in outstanding borrowings under these facilities.

     Included in the Consolidated Balance Sheet are $57 million of 9.5 percent company-obligated mandatorily redeemable preferred capital securities ("capital securities"), issued by a wholly owned subsidiary trust of ArvinMeritor, due February 1, 2027, and callable in February 2007. The company fully and unconditionally guarantees the subsidiary trust's obligation under the capital securities.

     Included in lines of credit and other are approximately $50 million of borrowings with a related party.

     Future minimum lease payments on operating leases are $15 million in 2002, $11 million in 2003, $10 million in 2004, $10 million in 2005, $10 million in 2006 and $38 million thereafter.

                               ARVINMERITOR, INC.

13.  FINANCIAL INSTRUMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and that changes in the fair value be recorded in earnings, unless they are designated as hedges of an underlying transaction. The company adopted this standard, as amended, effective October 1, 2000. The adoption of this standard did not have a material impact on the financial position or results of operations of the company.

     The company uses forward exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables. These contracts help minimize the risk of loss from changes in exchange rates, and are generally of short duration (less than three months). The foreign currency denominated payables and receivables are remeasured on a quarterly basis and the forward exchange contracts are utilized to help offset the earnings impact of the remeasurement. The company has elected not to designate the forward exchange contracts as hedges. The impact of fair valuing the foreign exchange contracts is recognized in operating income. The net income impact of recording these items in the year ended September 30, 2001 was immaterial.

     Forward exchange contracts were also used to hedge the purchase of equipment payable in foreign currency and were designated as fair value hedges of the firm commitment. The fair value of the firm commitment was recorded as an asset, the value of the forward contracts was recorded as a liability, and there was no impact to earnings during the year. The value of both the firm commitment and the forward exchange contracts are determined using the forward exchange rates, with all other critical terms of the forward contracts and the hedged transaction being the same. Therefore, the company has determined the change in fair value attributable to the risk being hedged is expected to be completely offset by the change in fair value of the forward contracts. Future assessments of hedge effectiveness will include verifying and documenting if the critical terms of the forward contracts and the firm commitment have changed.

     The company's financial instruments include cash, short- and long-term debt and foreign currency forward exchange contracts. As of September 30, 2001 and 2000, the carrying values of the company's financial instruments approximated their fair values, based on prevailing market prices and rates. The notional amount of outstanding foreign currency forward exchange contracts aggregated $68 million and $222 million at September 30, 2001 and 2000, respectively. It is the policy of the company not to enter into derivative instruments for speculative purposes.

14.  CAPITAL STOCK

     The company is authorized to issue 500 million shares of Common Stock, with a par value of $1 per share, and 30 million shares of Preferred Stock, without par value, of which two million shares are designated as Series A Junior Participating Preferred Stock (Junior Preferred Stock). Under the Company Rights Plan, a Preferred Share Purchase Right (Right) is attached to each share of Common Stock pursuant to which the holder may, in certain takeover-related circumstances, become entitled to purchase from the company 1/100th of a share of Junior Preferred Stock at a price of $100, subject to adjustment. Also, in certain takeover-related circumstances, each Right (other than those held by an acquiring person) will be exercisable for shares of Common Stock or stock of the acquiring person having a market value of twice the exercise price. In certain events, each Right may be exchanged by the company for one share of Common Stock or 1/100th of a share of Junior Preferred Stock. The Rights will expire on July 7, 2010, unless earlier exchanged or redeemed at a redemption price of $0.01 per Right. Until a Right is exercised, the holder, as such, will have no voting, dividend or other rights as a shareowner of the company.

     The company has reserved approximately 15.6 million shares of Common Stock in connection with its Long-Term Incentives Plan (the LTIP), Directors Stock Plan, Incentive Compensation Plan, 1988 and 1998

                               ARVINMERITOR, INC.

Stock Benefit Plans, and Employee Stock Benefit Plan for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and stock awards to key employees and the company's directors. At September 30, 2001, there were 7.5 million shares available for future grants under these plans.

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

     In June 2001, the company commenced an offer to exchange certain outstanding stock options for restricted shares of the company's Common Stock. All outstanding stock options issued under the LTIP, the Employee Stock Benefit Plan, the 1998 Stock Benefit Plan and the 1988 Stock Benefit Plan (together, "the plans") that were held by active employees and had an exercise price of $22.25 or more per share (except options that expired in June 2001) were eligible for exchange. The exchange rate was based on a percentage of the present value of the options and the market price of the Common Stock on May 25, 2001 of $15.31 per share. In July 2001, 2,810,471 eligible options were cancelled and 681,832 restricted shares of Common Stock were issued under the plans in exchange for those options. The restricted stock will vest in 2006, if the holder remains an active employee through that period, or earlier if certain performance measures are achieved. The grant price of the restricted shares was the quoted market price of $18.85 on the grant date, and is being accounted for as compensation expense over the minimum vesting period of three years assuming the performance measures will be met. The restricted stock was issued from treasury shares, and cash dividends will be reinvested in additional shares of Common Stock during the period.

     In July 2000, the company's board of directors authorized a program to repurchase up to $100 million of its Common Stock. As of September 30, 2001, 5.4 million shares of ArvinMeritor Common Stock had been purchased under this program at an aggregate cost of approximately $84 million, or an average of $15.39 per share. This program was terminated in November 2001.

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

15.  STOCK OPTIONS

     Stock options granted under the plans described in Note 14 expire ten years from the date of grant and generally have a vesting period of three years. The stock options granted are exercisable at prices equal to the fair market value of Common Stock on the dates the options are granted; accordingly, no compensation expense has been recognized for the stock option plans. All Meritor option quantities and exercise prices have been adjusted for the one Meritor share for 0.75 ArvinMeritor shares exchange ratio as part of the merger (see
Note 3).

     Upon completion of the merger, each outstanding option to purchase one share of Arvin common stock was converted into an option to purchase one share of ArvinMeritor common stock, plus $1.00 per share reduction of the exercise price. The converted options generally expire ten years from the date of the original grant and vested immediately upon the merger being consummated. The Arvin stock options originally granted were exercisable at prices not less than the fair market value of Arvin's common stock on the dates the options were granted. Accordingly, no compensation expense has been recognized for the stock option plans.

                               ARVINMERITOR, INC.

The Arvin stock options were valued using the Black-Scholes options model and the fair value of the options was included in the purchase price of Arvin, as described in Note 3. All of the converted options are exercisable at prices greater than the fair market value of ArvinMeritor common stock on the date of the conversion.

     In July 2001, approximately 2.8 million options were cancelled in exchange for restricted shares of Common Stock (see Note 14).

     Information relative to stock options is as follows (shares in thousands):

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                             SHARES    PRICE
                                                             ------   --------
Options outstanding at September 30, 1998..................   2,335    $30.08
Granted....................................................     629     27.37
Exercised..................................................     (22)    29.83
Cancelled..................................................    (218)    29.62
                                                             ------    ------
Options outstanding at September 30, 1999..................   2,724     29.49
Granted....................................................     729     22.09
Conversion of Arvin options at July 7, 2000................   3,118     28.10
Exercised..................................................      --        --
Cancelled..................................................    (176)    26.96
                                                             ------    ------
Options outstanding at September 30, 2000..................   6,395     28.04
Granted....................................................   1,573     15.06
Exercised..................................................      (2)    19.31
Cancelled..................................................  (3,274)    29.26
                                                             ------    ------
Options outstanding at September 30, 2001..................   4,692    $23.00
                                                             ======    ======

Exercisable at September 30, 1999:.........................     621    $30.42
Exercisable at September 30, 2000:.........................   4,878     28.77
Exercisable at September 30, 2001:.........................   3,273     25.86

     Options outstanding at September 30, 2001, are summarized as follows (shares in thousands):

                                                           PRICE RANGE
                                              -------------------------------------
                                              $14.01-   $20.01-   $27.01-   $34.01-
                                              $20.00    $27.00    $34.00    $41.00
                                              -------   -------   -------   -------
Options outstanding.........................   2,424       414     1,469       385
Weighted average remaining life (years).....     8.4       5.7       5.7       6.5
Weighted average exercise price.............  $16.66    $22.64    $29.63    $38.06
Options exercisable.........................   1,235       259     1,394       385
Weighted average price of options
  exercisable...............................  $18.32    $22.89    $29.73    $38.06

     If the company accounted for its stock-based compensation plans using the fair value method provided by SFAS 123, the company's 2001, 2000 and 1999 net income and earnings per share would have been reduced to pro forma net income of $32 million, $212 million and $188 million, respectively, and pro forma earnings per share of $0.48, $4.01 and $3.63, respectively. The weighted average fair value of options granted was $3.93,

                               ARVINMERITOR, INC.

$8.16 and $7.79 per share in 2001, 2000 and 1999, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes pricing model utilizing the following assumptions:

                                                      2001      2000      1999
                                                     -------   -------   -------
Volatility.........................................   37.0%     35.0%     31.0%
Life...............................................  5 years   5 years   5 years
Dividend yield rate................................   5.0%      5.0%      2.0%
Risk-free interest rate............................   5.7%      6.1%      4.8%

16.  RETIREMENT MEDICAL PLANS

     ArvinMeritor has retirement medical plans that cover the majority of its U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement.

     The components of retirement medical expense are as follows (in millions):

                                                             2001   2000   1999
                                                             ----   ----   ----
Service cost...............................................  $ 4    $ 2    $ 3
Interest cost..............................................   36     33     29
Amortization of unrecognized amounts.......................    1     (1)     1
                                                             ---    ---    ---
Retirement medical expense.................................  $41    $34    $33
                                                             ===    ===    ===

     The accumulated benefit obligation is summarized as follows (in millions):

                                                              2001   2000
                                                              ----   ----
Accumulated benefit obligation:
  Retirees..................................................  $425   $397
  Employees eligible to retire..............................    18     22
  Employees not eligible to retire..........................    50     46
                                                              ----   ----
Total accumulated benefit obligation........................  $493   $465
                                                              ====   ====

                               ARVINMERITOR, INC.

     The following reconciles the change in retiree medical accumulated benefit obligation and the amounts included in the balance sheet (in millions):

                                                              2001    2000
                                                              -----   -----
Change in accumulated benefit obligation:
  Accumulated benefit obligation at beginning of year.......  $ 465   $ 437
  Service cost..............................................      4       2
  Interest cost.............................................     36      33
  Plan amendments...........................................      5      (1)
  Acquisitions..............................................     --      47
  Divestitures..............................................     --      (2)
  Actuarial losses (gains)..................................     36      (2)
  Benefits paid ($41 million in fiscal 1999)................    (53)    (49)
                                                              -----   -----
Accumulated benefit obligation at end of year...............    493     465
Items not recognized in the balance sheet:
  Plan amendments...........................................      7      10
  Actuarial losses..........................................   (182)   (150)
                                                              -----   -----
Recorded liability at September 30..........................  $ 318   $ 325
                                                              =====   =====

     The discount rates (using a June 30 measurement date) were 7.5 percent in fiscal 2001 and 8.0 percent in fiscal 2000. For measurement purposes, a 7.1 percent and 8.5 percent annual increase in the pre- and post-65 per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.0 percent for 2011 and remain at that level thereafter.

     Increasing the health care cost trend rates by one percentage point would increase the accumulated obligation at September 30, 2001, by approximately $42 million and would increase total expense by approximately $4 million. Decreasing the health care cost trend rates by one percentage point would decrease the accumulated obligation at September 30, 2001, by approximately $38 million and would decrease total expense by approximately $4 million.

17.  RETIREMENT PENSION PLANS

     ArvinMeritor sponsors defined benefit pension plans that cover most of its U.S. employees and certain non-U.S. employees. Pension benefits for salaried employees are based on years of credited service and compensation. Pension benefits for hourly employees are based on years of service and specified benefit amounts. The company's funding policy provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries.

     Certain of the company's non-U.S. subsidiaries provide limited non-pension benefits to retirees in addition to government-sponsored programs. The cost of these programs is not significant to the company. Most retirees outside the U.S. are covered by government-sponsored and administered programs.

                               ARVINMERITOR, INC.

     Net pension expense consisted of the following (in millions):

                                                          2001   2000   1999
                                                          ----   ----   ----
Service cost............................................  $ 31   $ 22   $ 21
Interest cost...........................................    62     37     22
Assumed return on plan assets...........................   (74)   (40)   (25)
Amortization of unrecognized amounts....................     2      5      1
                                                          ----   ----   ----
Net pension expense.....................................  $ 21   $ 24   $ 19
                                                          ====   ====   ====

     The following reconciles the change in pension projected benefit obligation, the change in plan assets and the amounts included in the balance sheet (in millions):

                                                              2001    2000
                                                              -----   ----
Change in projected benefit obligation:
  Projected benefit obligation at beginning of year.........  $ 852   $445
  Service cost..............................................     31     22
  Interest cost.............................................     62     37
  Participant contributions.................................      2      1
  Plan amendments...........................................     --     (1)
  Acquisitions..............................................     --    423
  Divestitures..............................................     (2)    (4)
  Actuarial losses (gains)..................................     78    (21)
  Special termination benefits and early retirement.........     18     --
  Benefits paid.............................................    (53)   (21)
  Foreign currency rate changes.............................     (2)   (29)
                                                              -----   ----
Projected benefit obligation at end of year.................    986    852
                                                              -----   ----
Change in plan assets:
  Fair value of plan assets at beginning of year............    830    368
  Actual return on plan assets..............................    (45)    29
  Employer contributions....................................     44     40
  Plan participants' contributions..........................      2      1
  Acquisitions..............................................     --    443
  Divestitures..............................................     (2)    (2)
  Benefits paid.............................................    (53)   (21)
  Foreign currency rate changes.............................     (6)   (28)
                                                              -----   ----
Fair value of plan assets at end of year....................    770    830
                                                              -----   ----
Funded status...............................................  $(216)  $(22)
Items not recognized in the balance sheet:
  Actuarial losses..........................................    224     26
  Prior service cost........................................      7      9
  Net initial asset.........................................     (8)    (9)
                                                              -----   ----
Net prepaid pension costs...................................  $   7   $  4
                                                              =====   ====

                               ARVINMERITOR, INC.

     Amounts recognized in the balance sheet at September 30 consisted of:

                                                              2001    2000
                                                              -----   ----
Prepaid pension asset.......................................  $  87   $ 78
Accrued pension liability...................................   (158)   (76)
Intangible asset............................................      3      2
Deferred tax asset..........................................     29     --
Accumulated other comprehensive loss........................     46     --
                                                              -----   ----
Net amount recognized.......................................  $   7   $  4
                                                              =====   ====

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $641 million, $548 million and $398 million, respectively, as of September 30, 2001, and $73 million, $61 million and $0 million, respectively, as of September 30, 2000.

     Assumptions used (June 30 measurement date):

                                                       2001          2000
                                                    -----------   ----------
Discount rate.....................................   6.0 - 7.5%   6.3 - 8.0%
Compensation increase rate........................  2.5 - 4.25%   2.8 - 4.5%
Long-term rate of return on plan assets...........   9.0 - 9.5%   9.0 - 9.5%

     The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans was $11 million, $8 million and $6 million for fiscal 2001, 2000 and 1999, respectively.

18.  INCOME TAXES

     The components of the Provision for Income Taxes are summarized as follows (in millions):

                                                          2001   2000   1999
                                                          ----   ----   ----
Current tax expense:
  U.S. .................................................  $ 23   $ 17   $ 38
  Foreign...............................................    61     91     64
  State and local.......................................    (6)     1     10
                                                          ----   ----   ----
          Total current tax expense.....................    78    109    112
                                                          ----   ----   ----
Deferred tax expense (benefit):
  U.S. .................................................   (32)    30     13
  Foreign...............................................   (24)    (3)     3
  State and local.......................................    (1)     5      1
                                                          ----   ----   ----
          Total deferred tax expense (benefit)..........   (57)    32     17
                                                          ----   ----   ----
Provision for income taxes..............................  $ 21   $141   $129
                                                          ====   ====   ====

     The deferred tax expense represents tax deductions related to previously accrued expenses. The deferred tax benefit represents the tax impact related to certain accrued expenses that have been recorded for financial statement purposes but are not deductible for income tax purposes until paid.

                               ARVINMERITOR, INC.

     Net deferred income tax benefits included in Other Current Assets in the accompanying Consolidated Balance Sheet consist of the tax effects of temporary differences related to the following (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Accrued compensation and benefits...........................  $ 36    $ 36
Accrued product warranties..................................    32      32
Inventory costs.............................................    21      29
Receivables.................................................    19      16
Accrued restructuring.......................................    16       5
Other-net...................................................    14       4
                                                              ----    ----
Current deferred income taxes...............................  $138    $122
                                                              ====    ====

     Net deferred income tax benefits included in Other Assets in the accompanying Consolidated Balance Sheet consist of the tax effects of temporary differences related to the following (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Accrued retirement medical costs............................  $103    $111
Loss and credit carryforwards...............................    91      38
Pensions....................................................    12     (16)
Taxes on undistributed income...............................   (30)    (28)
Property....................................................   (54)    (99)
Other.......................................................     6      18
                                                              ----    ----
Subtotal....................................................   128      24
Valuation allowance.........................................    (9)    (15)
                                                              ----    ----
Long-term deferred income taxes.............................  $119    $  9
                                                              ====    ====

     Management believes it is more likely than not that current and long-term deferred tax benefits will reduce future current income tax expense and payments. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits included: (a) historical operating results, (b) expectations of future earnings and (c) the extended period of time over which the retirement medical liability will be paid. The valuation allowance represents the amount of tax benefits related to net operating loss and tax credit carryforwards, which management believes are not likely to be realized. The carryforward periods for $55 million of net operating losses and tax credit carryforwards expire between 2002 and 2021. The carryforward period for the remaining net operating losses and tax credits is indefinite.

     The company's effective tax rate was different from the U.S. statutory rate for the reasons set forth below:

                                                            2001   2000   1999
                                                            ----   ----   ----
Statutory tax rate........................................  35.0%  35.0%  35.0%
State and local income taxes..............................  (4.3)   1.2    2.3
Foreign income taxes......................................  (2.8)   0.7    0.7
Goodwill..................................................   7.2    1.0    0.5
Recognition of basis differences..........................  (8.9)  (0.4)  (1.2)
Tax on undistributed foreign earnings.....................   3.2    0.7    1.2
Other.....................................................   4.1     --    0.3
                                                            ----   ----   ----
Effective tax rate........................................  33.5%  38.2%  38.8%
                                                            ====   ====   ====

                               ARVINMERITOR, INC.

     The income tax provisions were calculated based upon the following components of income before income taxes (in millions):

                                                          2001   2000   1999
                                                          ----   ----   ----
U.S. income (loss)......................................  $(31)  $139   $160
Foreign income..........................................    94    230    173
                                                          ----   ----   ----
Total...................................................  $ 63   $369   $333
                                                          ====   ====   ====

     No provision has been made for U.S., state or additional foreign income taxes related to approximately $154 million of undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested.

19.  SUPPLEMENTAL FINANCIAL INFORMATION

                                                          2001   2000   1999
                                                          ----   ----   ----
                                                            (IN MILLIONS)
STATEMENT OF INCOME DATA:
  Maintenance and repairs expense.......................  $ 87   $ 86   $ 74
  Research, development and engineering expense.........   136    115    117
  Rental expense........................................    21     26     23
STATEMENT OF CASH FLOWS DATA:
  Interest payments.....................................  $139   $ 95   $ 61
  Income tax payments...................................    79    100     95

20.  CONTINGENT LIABILITIES

     Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have, and will continue to have, an impact on the manufacturing operations of the company. Thus far, compliance with environmental requirements and resolution of environmental claims has been accomplished without material effect on the company's liquidity and capital resources, competitive position or financial statements.

     The company has been designated as a potentially responsible party at 10 Superfund sites, excluding sites as to which the company's records disclose no involvement or as to which the company's potential liability has been finally determined. In the fourth quarter of fiscal 2001, the company recorded a charge of $5 million ($3 million after-tax, or $0.05 per basic and diluted share) to accrue additional liability associated with a Superfund site . The additional liability was recorded upon review of a recent EPA proposal which increased the probable expenditures for remediation of the site by $5 million and the reasonably possible expenditures by $17 million. Management estimates the total, reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2001, to be approximately $36 million, of which $18 million has been accrued.

     Various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total, reasonably possible costs the company could incur at September 30, 2001, to be approximately $53 million, of which $25 million has been recorded.

                               ARVINMERITOR, INC.

     Based on its assessment, management believes that the company's expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the company's liquidity and capital resources, competitive position or financial statements. Management cannot assess the possible effect of compliance with future requirements.

     Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the company, relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health, and employment matters. Included in these matters are claims for alleged asbestos-related personal injuries, which arose from products manufactured prior to 1977 by a subsidiary acquired by Arvin in 1986. During fiscal years 1996 through 2001, the company and its predecessors paid asbestos-related claims of approximately $40 million, substantially all of which were reimbursed by insurance. As of September 30, 2001, the company has accrued approximately $71 million for contingent asbestos-related liabilities, and recorded assets of $60 million for probable recoveries from third parties and insurance. Management believes that existing insurance coverage will reimburse substantially all of the potential liabilities and expenses related to pending cases.

     Prior to February 1, 2001, the Center for Claims Resolution (the "CCR") handled the processing and settlement of asbestos claims on behalf of the company. The company shared in the payments of defense costs and settlements of the asbestos claims with other CCR members. Several members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. The company expects to be subject to claims for payment of a portion of the defaulted shares and an estimate of this payment has been included in the recorded reserves. The company and its insurers are engaged in proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue.

     Although the outcome of litigation cannot be predicted with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters that are pending or asserted will not have a material adverse effect on the company's financial statements.

21.  BUSINESS SEGMENT INFORMATION

     ArvinMeritor currently has three reportable operating segments: Light Vehicle Systems (LVS), Commercial Vehicle Systems (CVS) and Light Vehicle Aftermarket (LVA). LVS is a major supplier of aperture systems (primarily roof, door and access control systems and motion control products), undercarriage systems (primarily suspension, ride control and wheel products) and exhaust systems for passenger cars, light trucks and sport utility vehicles to original equipment manufacturers. CVS is a leading supplier of drivetrain systems and components, including axles, brakes, drivelines and ride control products, for medium- and heavy-duty trucks, trailers and off-highway equipment and specialty vehicles. LVA supplies exhaust, ride control, filter products and accessories to the light vehicle aftermarket. Business units that are not focused on automotive products are classified as "Other." The company's Coil Coating operation is the primary component of this classification. Revenues are attributed to geographic areas, based on the location of the assets producing the revenues.

                               ARVINMERITOR, INC.

     Segment information is summarized as follows (in millions):

     Sales:

                                                               2001     2000     1999
                                                              ------   ------   ------
  Light Vehicle Systems.....................................  $3,588   $2,031   $1,575
  Commercial Vehicle Systems................................   2,199    2,872    2,875
  Light Vehicle Aftermarket.................................     859      209       --
  Other.....................................................     159       41       --
                                                              ------   ------   ------
  Total.....................................................  $6,805   $5,153   $4,450
                                                              ======   ======   ======

     Earnings:

                                                              2001    2000    1999
                                                              -----   -----   -----
Operating income:
  Light Vehicle Systems.....................................  $ 213   $ 149   $ 130
  Commercial Vehicle Systems................................     32     221     233
  Light Vehicle Aftermarket.................................     44       6      --
  Other.....................................................    (10)     --      --
                                                              -----   -----   -----
     Segment operating income...............................    279     376     363
  Restructuring costs and other charges.....................    (84)    (26)    (28)
  Merger expenses...........................................     --     (10)     --
  Gain on sale of business and other........................     --      89      24
                                                              -----   -----   -----
     Operating income.......................................    195     429     359
  Equity in earnings of affiliates..........................      4      29      35
  Interest expense, net and other...........................   (136)    (89)    (61)
                                                              -----   -----   -----
  Income before income taxes................................     63     369     333
  Provision for income taxes................................    (21)   (141)   (129)
  Minority interests........................................     (7)    (10)    (10)
                                                              -----   -----   -----
  Net income................................................  $  35   $ 218   $ 194
                                                              =====   =====   =====

     Depreciation and Amortization:

                                                              2001   2000   1999
                                                              ----   ----   ----
  Light Vehicle Systems.....................................  $ 98   $ 55   $ 45
  Commercial Vehicle Systems................................    93     98     86
  Light Vehicle Aftermarket.................................    19      7     --
  Other.....................................................     7      2     --
                                                              ----   ----   ----
  Total depreciation and amortization.......................  $217   $162   $131
                                                              ====   ====   ====

                               ARVINMERITOR, INC.

     Capital Expenditures:

                                                              2001   2000   1999
                                                              ----   ----   ----
  Light Vehicle Systems.....................................  $110   $106   $ 55
  Commercial Vehicle Systems................................    73    112    115
  Light Vehicle Aftermarket.................................    18      5     --
  Other.....................................................     5      2     --
                                                              ----   ----   ----
  Total capital expenditures................................  $206   $225   $170
                                                              ====   ====   ====

     Segment Assets:

                                                               2001     2000     1999
                                                              ------   ------   ------
  Light Vehicle Systems.....................................  $1,755   $1,775   $  701
  Commercial Vehicle Systems................................   1,577    1,785    1,814
  Light Vehicle Aftermarket.................................     723      726       --
  Other.....................................................     201      228       --
                                                              ------   ------   ------
     Segment total assets...................................   4,256    4,514    2,515
Corporate...................................................     106      206      281
                                                              ------   ------   ------
Total assets................................................  $4,362   $4,720   $2,796
                                                              ======   ======   ======

     Corporate assets consist primarily of cash, taxes and prepaid pension costs. For fiscal 2001, segment assets include $211 million of receivables sold under the accounts receivable securitization program (see Note 4). As a result, corporate assets are reduced by $211 million to account for the impact of the sale.

     Information on the company's geographic areas is summarized as follows:

     Sales by Geographic Area:

                                                               2001     2000     1999
                                                              ------   ------   ------
  U.S. .....................................................  $3,476   $2,576   $2,249
  Canada....................................................     507      441      476
  Mexico....................................................     312      235      145
                                                              ------   ------   ------
          Total North America...............................   4,295    3,252    2,870
  France....................................................     384      394      398
  U.K. .....................................................     481      345      271
  Other Europe..............................................   1,159      769      584
                                                              ------   ------   ------
          Total Europe......................................   2,024    1,508    1,253
Other.......................................................     486      393      327
                                                              ------   ------   ------
Total sales.................................................  $6,805   $5,153   $4,450
                                                              ======   ======   ======

                               ARVINMERITOR, INC.

     Assets by Geographic Area:

                                                               2001     2000     1999
                                                              ------   ------   ------
  U.S. .....................................................  $2,289   $2,537   $1,375
  Canada....................................................     166      176      150
  Mexico....................................................     130      135       83
                                                              ------   ------   ------
          Total North America...............................   2,585    2,848    1,608
  U.K. .....................................................     566      542      346
  France....................................................     203      226      191
  Other Europe..............................................     692      725      402
                                                              ------   ------   ------
          Total Europe......................................   1,461    1,493      939
Other.......................................................     316      379      249
                                                              ------   ------   ------
Total assets................................................  $4,362   $4,720   $2,796
                                                              ======   ======   ======

     Sales to one original equipment manufacturer (OEM) represented 15 percent of the company's sales in fiscal 2001, 18 percent in fiscal 2000, and 23 percent in fiscal 1999. These sales include other customers acquired or merged with this customer. Sales to one other OEM comprised 12 percent of the company's sales in fiscal 2001. No other customer comprised 10 percent or more of the company's sales in the three years ended September 30, 2001.

22.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a condensed summary of the company's unaudited quarterly results of operations for fiscal 2001 and 2000 and stock price data for fiscal 2001. The per share amounts are based on the weighted average shares outstanding for that quarter. All historical per share amounts, including stock prices, prior to the merger date have been adjusted for the one for 0.75 exchange ratio as part of the merger (see Note 3).

                                                                 2001 FISCAL QUARTERS
                                                      ------------------------------------------
                                                      FIRST    SECOND   THIRD    FOURTH    2001
                                                      ------   ------   ------   ------   ------
                                                       (IN MILLIONS, EXCEPT SHARE-RELATED DATA)
Sales...............................................  $1,659   $1,787   $1,794   $1,565   $6,805
Cost of sales.......................................   1,487    1,600    1,597    1,390    6,074
Net income (loss)...................................     (10)      21       30       (6)      35
Net income (loss) per share (basic and diluted).....   (0.15)    0.32     0.46    (0.09)    0.53
Stock Prices
  High..............................................  $17.06   $17.00   $16.80   $21.87   $21.87
  Low...............................................  $ 8.88   $11.00   $12.78   $12.10   $ 8.88

     First quarter 2001 net income included a restructuring charge of $46 million ($30 million after-tax, or $0.45 per share), second quarter 2001 net income included a restructuring charge of $9 million ($6 million after-tax, or $0.09 per share), third quarter 2001 net income included a restructuring charge of $(1) million ($(1) million after-tax, or $(0.02) per share), and fourth quarter 2001 net income included a restructuring charge of $13 million ($10 million after-tax, or $0.15 per share), a charge associated with an employee

                               ARVINMERITOR, INC.

separation agreement of $12 million ($8 million after-tax, or $0.12 per share), and a charge of $5 million ($3 million after-tax, or $0.05 per share) for additional environmental liability (see Note 5).

                                                                 2000 FISCAL QUARTERS
                                                      ------------------------------------------
                                                      FIRST    SECOND   THIRD    FOURTH    2000
                                                      ------   ------   ------   ------   ------
                                                       (IN MILLIONS, EXCEPT SHARE-RELATED DATA)
Sales...............................................  $1,136   $1,196   $1,141   $1,680   $5,153
Cost of sales.......................................     966    1,000      956    1,488    4,410
Net income..........................................      97       57       40       24      218
Net income per share (basic and diluted)............    1.94     1.22     0.86     0.35     4.12

     First quarter 2000 net income included a gain on sale of business of $83 million ($51 million after-tax, or $1.02 per share) (see Note 23) and third quarter 2000 net income included a restructuring charge of $26 million ($16 million after-tax, or $0.34 per share) (see Note 5), and a gain on the sale of land of $6 million ($3 million after-tax, or $0.06 per share). Third and fourth quarters include merger expenses of $2 million and $8 million, respectively ($1 million and $5 million after-tax, respectively and $0.02 and $0.07 per share, respectively).

23.  ACQUISITION AND SALE OF BUSINESSES

     During fiscal 1999, the company completed the acquisitions of Euclid Industries, the heavy truck axle manufacturing operations of Volvo Truck Corporation and the Heavy Vehicle Braking Systems business of LucasVarity plc. The excess of the purchase price of these acquisitions over the fair market value of assets acquired of $424 million is included in Net Goodwill in the accompanying Consolidated Balance Sheet and is being amortized on a straight-line basis over 40 years. These acquisitions would have added pro forma sales of $173 million with no impact on net income on a pro forma basis in 1999, assuming the acquisitions occurred at the beginning of 1999.

     In the first quarter of 2000, the company completed the sale of its LVS seat adjusting systems business for approximately $135 million cash, resulting in a one-time gain of $83 million ($51 million after-tax, or $0.96 per basic and diluted share). The seat adjusting systems business had fiscal 1999 sales of approximately $130 million.

     In the fourth quarter of 1999, a one-time gain of $24 million ($18 million after-tax, or $0.34 per basic and diluted share) was recorded to reflect the formation of a transmission and clutch joint venture with ZF Friedrichshafen AG
(ZF). ArvinMeritor and ZF each own 50 percent of the joint venture.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     See the information under the captions Election of Directors and Information as to Nominees for Directors and Continuing Directors in the 2002 Proxy Statement. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than ArvinMeritor pursuant to which such person is or was to be selected as a director or nominee. There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the directors or nominees for directors and any other director, executive officer or person nominated to become a director or executive officer. See also the information with respect to executive officers of ArvinMeritor under Item 4a of Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

     See the information under the captions Compensation of Directors, Executive Compensation, Agreements with V. William Hunt and Retirement Benefits in the 2002 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2002 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

     (1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

     Statement of Consolidated Income, years ended September 30, 2001, 2000 and 1999.

     Consolidated Balance Sheet, September 30, 2001 and 2000.

     Statement of Consolidated Cash Flows, years ended September 30, 2001, 2000 and 1999.

     Statement of Consolidated Shareowners' Equity, years ended September 30, 2001, 2000 and 1999.

     Notes to Consolidated Financial Statements.

     Independent Auditors' Report.

     (2) Financial Statement Schedule for the years ended September 30, 2001, 2000 and 1999.

                                                              PAGE
                                                              ----
Schedule II -- Valuation and Qualifying Accounts............  S-1

     Schedules not filed with this Annual Report on Form 10-K are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or related notes.

     (3) Exhibits

3-a     Restated Articles of Incorporation of the company, filed as
        Exhibit 4.01 to the company's Registration Statement on Form
        S-4, as amended (Registration Statement No. 333-36448)
        ("Form S-4"), is incorporated by reference.
3-b     By-laws of the company, filed as Exhibit 3 to the company's
        Quarterly Report on Form 10-Q for the quarterly period ended
        April 1, 2000 (File No. 1-15983), is incorporated by reference.
4-a Rights Agreement, dated as of July 3, 2000, between the company and EquiServe Trust Company, N.A., as rights agent, filed as Exhibit 4.03 to the Form S-4, is incorporated by reference.
4-b Indenture, dated as of April 1, 1998, between the company and BNY Midwest Trust Company (successor to The Chase
        Manhattan Bank), as trustee, filed as Exhibit 4 to Meritor's
        Registration Statement on Form S-3 (Registration No.
        333-49777), is incorporated by reference.
4-b-1 First Supplemental Indenture, dated as of July 7, 2000, to the Indenture, dated as of April 1, 1998, between the company and BNY Midwest Trust Company (successor to The
        Chase Manhattan Bank), as trustee, filed as Exhibit 4-b-1 to the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-15983) ("2000 Form
        10-K"), is incorporated by reference.
4-c Indenture, dated as of July 3, 1990, as supplemented by a First Supplemental Indenture dated as of March 31, 1994, between the company and Harris Trust and Savings Bank, as trustee, filed as Exhibit 4-4 to Arvin's Registration
        Statement on Form S-3 (Registration No. 33-53087), is incorporated by reference.
4-c-1 Second Supplemental Indenture, dated as of July 7, 2000, to the Indenture dated as of July 3, 1990, between the company and Harris Trust and Savings Bank, as trustee, filed as
        Exhibit 4-c-1 to the 2000 Form 10-K, is incorporated by reference.
4-d Indenture, dated as of January 28, 1997, between the company and Wilmington Trust Company, as trustee, filed as Exhibit
        4.4 to Arvin's Registration Statement on Form S-3
        (Registration No. 333-18521), is incorporated by reference.
4-d-1 First Supplemental Indenture, dated as of January 28, 1997, to Indenture dated as of January 28, 1997, between the company and Wilmington Trust Company, as trustee, filed as
        Exhibit 4.5 to Arvin's Current Report on Form 8-K dated
        February 10, 1997 (File No. 1-302), is incorporated by reference.
4-d-2   Second Supplemental Indenture, dated as of July 7, 2000, to
        Indenture dated as of January 28, 1997, between the company and Wilmington Trust Company, filed as Exhibit 4-d-2 to the 2000 Form 10-K, is incorporated by reference.
10-a    Agreement and Plan of Reorganization dated as of April 6,
        2000, between Meritor, Arvin and Mu Sub, Inc., filed as
        Exhibit 2.1 to Meritor's Current Report on Form 8-K dated
        April 14, 2000 (File No. 1-13093), is incorporated by reference.
10-b-1 Amended and Restated Five-Year Revolving Credit Agreement dated as of June 27, 2001, among the company, the foreign subsidiary borrowers and lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, The
        Chase Manhattan Bank as Syndication Agent, and Citicorp USA,
        Inc. and Bank of America, NA, as Documentation Agents, filed as Exhibit 10-b to the company's Quarterly Report on Form
        10-Q for the quarterly period ended July 1, 2001 (File No.
        1-15983), is incorporated by reference.
10-b-2 364-Day Credit Agreement dated as of June 27, 2001, among the company, the lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, The Chase
        Manhattan Bank as Syndication Agent, and Citicorp USA, Inc.,
        Bank of America, NA, and Deutsche Bank AG New York Branch, as Documentation Agents, filed as Exhibit 10-a to the company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001 (File No. 1-15983), is incorporated by reference.

*10-c-1 1997 Long-Term Incentives Plan, filed as Exhibit 10-a-1 to
        Meritor's Annual Report on Form 10-K for the fiscal year
        ended September 30, 1997 (File No. 1-13093) ("1997 Form
        10-K"), is incorporated by reference.
*10-c-2 Form of Restricted Stock Agreement under the 1997 Long-Term
        Incentives Plan, filed as Exhibit 10-a-2 to the 1997 Form
        10-K, is incorporated by reference.
*10-c-3 Form of Option Agreement under the 1997 Long-Term Incentives
        Plan, filed as Exhibit 10(a) to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998
        (File No. 1-13093), is incorporated by reference.
*10-d-1 Directors Stock Plan, filed as Exhibit 10-b-1 to the 1997
        Form 10-K, is incorporated by reference.
*10-d-2 Form of Restricted Stock Agreement under the Directors Stock
        Plan, filed as Exhibit 10-b-2 to the 1997 Form 10-K, is
        incorporated by reference.
*10-d-3 Form of Option Agreement under the Directors Stock Plan, filed as Exhibit 10(b) to Meritor's Quarterly Report on Form
        10-Q for the quarterly period ended March 31, 1998 (File No.
        1-13093), is incorporated by reference.
*10-e   Incentive Compensation Plan, filed as Exhibit 10-c-1 to the
        1997 Form 10- K, is incorporated by reference.
*10-f   Copy of resolution of the Board of Directors of the company, adopted on July 6, 2000, providing for its Deferred
        Compensation Policy for Non-Employee Directors, filed as
        Exhibit 10-f to the 2000 Form 10-K, is incorporated by
        reference.
*10-g   Deferred Compensation Plan, filed as Exhibit 10-e-1 to
        Meritor's Annual Report on Form 10-K for the fiscal year
        ended September 30, 1998 (File No. 1-13093), is incorporated by reference.
*10-h   1998 Stock Benefit Plan, as amended, filed as Exhibit (d)(2)
        to the company's Schedule TO, Amendment No. 3 (File No.
        5-61023), is incorporated by reference.
*10-i   Employee Stock Benefit Plan, as amended, filed as Exhibit
        (d)(3) to the company's Schedule TO, Amendment No. 3 (File
        No. 5-61023), is incorporated by reference.
*10-j   1988 Stock Benefit Plan, as amended, filed as Exhibit 10 to
        Arvin's Quarterly Report on Form 10-Q for the quarterly
        period ended July 3, 1988, and as Exhibit 10(E) to Arvin's
        Quarterly Report on Form 10-Q for the quarterly period ended
        July 4, 1993 (File No. 1-302), is incorporated by reference.
*10-k   Employment Agreement, dated as of April 6, 2000, among the company, Arvin and V. William Hunt, filed as Exhibit 10.01 to the Form S-4, is incorporated by reference.
*10-k-1 Agreement, dated as of August 10, 2001, between the company and V. William Hunt.
*10-l   Form of Arvin Change of Control Agreement, filed as Exhibit
        10(I) to Arvin's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 (File No. 1-302), is
        incorporated by reference.
10-m    Amended and Restated Receivables Sale Agreement, dated
        September 27, 2001, among ArvinMeritor Receivables
        Corporation, the company, Amsterdam Funding Corporation, ABN
        AMRO Bank N.V., Giro Balanced Funding Corporation, Atlantic
        Asset Securitization Corp., Bayerische Landesbank Cayman
        Islands Branch, Bayerische Landesbank, New York Branch, and
        Credit Lyonnais.
10-n    Amended and Restated Purchase and Sale Agreement, dated
        September 27, 2001, among the originators named therein and
        ArvinMeritor Receivables Corporation.
12      Computation of ratio of earnings to fixed charges.
21      List of subsidiaries of the company.
23-a    Consent of M. Lee Murrah, Esq., Chief Intellectual Property
        Counsel of the company.
23-b    Consent of Vernon G. Baker, II, Esq., Senior Vice President
        and General Counsel of the company.

23-c    Independent auditors' consent.
24      Power of Attorney authorizing certain persons to sign this
        Annual Report on Form 10-K on behalf of certain directors
        and officers of the company.

---------------
* Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     The company filed a Current Report on Form 8-K, dated August 18, 2001, reporting under Item 5, Other Matters, a charge against the company's earnings, recorded in the fourth quarter of fiscal year 2001, related to an agreement between the company and V. William Hunt.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARVINMERITOR, INC.

                                          By:    /s/ VERNON G. BAKER, II
                                            ------------------------------------
                                                    Vernon G. Baker, II
                                             Senior Vice President and General
                                                           Counsel

Date: December 19, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 19th day of December, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

                   Larry D. Yost*                        Chairman of the Board and Chief Executive
                                                           Officer (principal executive officer) and
                                                           Director

               Joseph B. Anderson, Jr.                   Directors
                 Steven C. Beering,
        Rhonda L. Brooks, Joseph P. Flannery,
    William D. George, Jr., Richard W. Hanselman,
       Charles H. Harff, Victoria B. Jackson,
         James E. Marley, James E. Perrella,
       Harold A. Poling and Martin D. Walker *

                 S. Carl Soderstrom*                     Senior Vice President and Chief Financial
                                                           Officer (principal financial officer)

                  Diane S. Bullock*                      Vice President and Controller
                                                           (principal accounting officer)

         *By:          /s/ BONNIE WILKINSON
  ------------------------------------------------
                  Bonnie Wilkinson
                 Attorney-in-fact**

                         **By authority of powers of attorney filed herewith

                                                                     SCHEDULE II

                               ARVINMERITOR, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                       BALANCE AT      CHARGED                                BALANCE AT
                                        BEGINNING      TO COSTS       OTHER                      END
             DESCRIPTION               OF YEAR (A)   AND EXPENSES   DEDUCTIONS      OTHER     OF YEAR(A)
             -----------               -----------   ------------   ----------      -----     ----------
Year ended September 30, 2001:
     Allowance for doubtful
     accounts........................     $21.7         $10.2         $14.0(b)      $ 0.2       $18.1
Year ended September 30, 2000:
     Allowance for doubtful
     accounts........................     $10.4         $ 2.8         $ 2.4(b)      $10.9(d)    $21.7
Year ended September 30, 1999:
     Allowance for doubtful
     accounts........................     $13.8         $ 1.2         $ 3.9(b)       (0.7)(c)    $10.4

---------------

(a) Includes allowances for trade and other long-term receivables.

(b) Uncollectible accounts written off.

(c) Includes increase in allowance of $1.8 million due to acquisition of businesses, less reversal of reserve of $2.5 million due to change in estimate of collectibility of note receivable.

(d) Includes increase in allowance of $11.9 million due to Merger.