Form 10-Q
period 2001-12-30
ARVINMERITOR INC
filed 2002-02-08
CIK 1113256

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended        December 30, 2001
                                 --------------------------

Commission file number           1-15983
                             -------------------------------

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

                                 Yes  X      No
                                    -----       -----

66,690,775 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on January 31, 2002.

                               ARVINMERITOR, INC.



                                      INDEX


PART I.  FINANCIAL INFORMATION:


                                                                                                          Page
                  Item 1.  Financial Statements:                                                          No.

                                Statement of Consolidated Income - - Three
                                Months Ended December 31, 2001 and 2000..............................       2

                                Consolidated Balance Sheet - -
                                December 31, 2001 and September 30, 2001.............................       3

                                Condensed Statement of Consolidated Cash Flows - -
                                Three Months Ended December 31, 2001 and 2000........................       4

                                Notes to Consolidated Financial Statements...........................       5

                  Item 2.  Management's Discussion and Analysis
                                of Results of Operations and Financial Condition.....................      15

                  Item 3.  Quantitative and Qualitative Disclosures About
                                Market Risk..........................................................      18


PART II.          OTHER INFORMATION:

                  Item 1.  Legal Proceedings.........................................................      19

                  Item 2.  Changes in Securities and Use of Proceeds.................................      19

                  Item 5.  Other Information.........................................................      20

                  Item 6.  Exhibits and Reports on Form 8-K..........................................      20

Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                               ARVINMERITOR, INC.

                        STATEMENT OF CONSOLIDATED INCOME
                     (In millions, except per share amounts)

                                                                          Three Months Ended
                                                                              December 31,
                                                                          ------------------
                                                                          2001          2000
                                                                          ----          ----
                                                                              (Unaudited)

Sales.......................................................             $  1,566      $ 1,659
Cost of sales...............................................               (1,408)      (1,487)
                                                                         --------      -------
GROSS MARGIN................................................                  158          172
  Selling, general and administrative.......................                  (95)        (102)
  Goodwill amortization.....................................                    -           (6)
  Restructuring costs.......................................                  (15)         (46)
                                                                         --------      -------
OPERATING INCOME............................................                   48           18
  Equity in earnings of affiliates..........................                    -            5
  Interest expense, net and other...........................                  (28)         (35)
                                                                         --------      -------
INCOME (LOSS) BEFORE INCOME TAXES...........................                   20          (12)
  (Provision) benefit for income taxes......................                   (6)           4
  Minority interests........................................                   (3)          (2)
                                                                         --------      -------
INCOME (LOSS) BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE..............................                   11          (10)
  Cumulative effect of accounting change....................                  (42)           -
                                                                         --------      -------
NET LOSS....................................................             $    (31)     $   (10)
                                                                         ========      =======

Basic and diluted earnings (loss) per share:
Earnings (loss) per share before cumulative
      effect of accounting change...........................             $   0.17      $ (0.15)
  Cumulative effect of accounting change....................                (0.64)           -
                                                                         --------      -------
  Loss per share............................................             $  (0.47)     $ (0.15)
                                                                         ========      =======

Basic average common shares outstanding.....................                 65.7         67.0
                                                                         ========      =======
Diluted average common shares outstanding...................                 66.0         67.0
                                                                         ========      =======

Cash dividends per common share.............................             $   0.10      $  0.22
                                                                         ========      =======



See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                               ARVINMERITOR, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (In millions)

                                                                                   December 31,         September 30,
                                                                                       2001                 2001
                                                                                 -----------------     ----------------
                                 ASSETS                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents............................................             $   107              $   101
     Receivables (less allowance for doubtful accounts:
            December 31, 2001, $20 and September 30, 2001, $18) ..........                 897                  965
     Inventories..........................................................                 470                  457
     Other current assets.................................................                 235                  232
                                                                                       -------              -------
         TOTAL CURRENT ASSETS.............................................               1,709                1,755
                                                                                       -------              -------
NET PROPERTY..............................................................               1,186                1,200
NET GOODWILL (less accumulated amortization:
         December 31, 2001 and September 30, 2001, $73)                                    793                  835
OTHER ASSETS..............................................................                 546                  572
                                                                                       -------              -------
         TOTAL ASSETS.....................................................             $ 4,234              $ 4,362
                                                                                       =======              =======

                LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt......................................................             $    43              $    94
     Accounts payable.....................................................               1,004                1,054
     Accrued compensation and benefits....................................                 185                  184
     Accrued income taxes.................................................                  29                   26
     Other current liabilities............................................                 311                  314
                                                                                       -------              -------
         TOTAL CURRENT LIABILITIES........................................               1,572                1,672
                                                                                       -------              -------
LONG-TERM DEBT............................................................               1,353                1,313
ACCRUED RETIREMENT BENEFITS...............................................                 448                  459
OTHER LIABILITIES.........................................................                 140                  141
MINORITY INTERESTS........................................................                  57                   69
PREFERRED CAPITAL SECURITIES..............................................                  39                   57
SHAREOWNERS' EQUITY:
      Common stock (December 31, 2001 and September 30, 2001,
            71.0 shares issued and 65.6 outstanding)......................                  71                   71
     Additional paid-in capital...........................................                 547                  547
     Retained earnings....................................................                 412                  450
     Treasury stock (December 31, 2001 and September 30, 2001,
            5.4 shares)                                                                    (69)                 (69)
     Unearned compensation................................................                 (11)                 (12)
     Accumulated other comprehensive loss.................................                (325)                (336)
                                                                                       -------              -------
         TOTAL SHAREOWNERS' EQUITY........................................                 625                  651
                                                                                       -------              -------
         TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                                     $ 4,234              $ 4,362
                                                                                       =======              =======


See notes to consolidated financial statements.
--------------------------------------------------------------------------------

                               ARVINMERITOR, INC.

                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (In millions)

                                                                                            Three Months Ended
                                                                                                December 31,
                                                                                      ---------------------------
                                                                                         2001                2000
                                                                                               (Unaudited)
OPERATING ACTIVITIES
Income (loss) before cumulative effect of accounting change.....................      $    11             $  (10)
Adjustments to arrive at cash provided by
   operating activities:
     Depreciation and other amortization.......................................            48                 43
     Goodwill amortization......................................................            -                  6
     Restructuring costs, net of expenditures...................................           14                 45
     Pension and retiree medical expense........................................           18                 15
     Pension and retiree medical contributions..................................          (31)               (20)
     Changes in assets and liabilities, excluding effects of
       acquisitions, divestitures and foreign currency adjustments..............           19                (10)
                                                                                      -------             ------
         CASH PROVIDED BY OPERATING ACTIVITIES..................................           79                 69
                                                                                      -------             ------
INVESTING ACTIVITIES
Capital expenditures............................................................          (34)               (50)
Acquisition of businesses and investments.......................................           (8)               (14)
                                                                                      -------             ------
         CASH USED FOR  INVESTING ACTIVITIES....................................          (42)               (64)
                                                                                      -------             ------
FINANCING ACTIVITIES
Net (decrease) increase in revolving debt.......................................           (7)                41
Purchase of preferred capital securities........................................          (18)               (10)
Cash dividends..................................................................           (7)               (15)
Purchases of treasury stock.....................................................            -                (22)
                                                                                      -------             ------
         CASH USED FOR FINANCING ACTIVITIES.....................................          (32)                (6)
                                                                                      -------             ------
Effect of exchange rate changes on cash.........................................            1                  -
                                                                                      -------             ------

CHANGE IN CASH AND CASH EQUIVALENTS.............................................            6                 (1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................          101                116
                                                                                      -------             ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................      $   107             $  115
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

      In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The results of operations for the three-month period ended December 31, 2001 are not necessarily indicative of the results for the full year.

      It is the company's practice for each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

      The company's fiscal year ends on the Sunday nearest September 30. The company's fiscal quarters end on the Sundays nearest December 31, March 31, and June 30. All year and quarter references relate to the company's fiscal year and fiscal quarters unless otherwise stated.

      Basic earnings per share are based upon the weighted average number of shares outstanding during each quarter. Diluted earnings per share assumes the exercise of common stock options when dilutive and the impact of restricted stock.

      Certain prior period amounts have been reclassified to conform with current period presentation.

2. In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard requires one model of accounting for long-lived assets to be disposed of, and broadens the definition of discontinued operations to include a component of a segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The company does not expect the adoption of SFAS 144 to have a significant impact on its financial position or results of operations.

3. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." Effective October 1, 2001, the company adopted SFAS 142, which requires goodwill to be subject to an annual impairment test, or more frequently if certain indicators arise, and also eliminates goodwill amortization.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      As required by this standard, the company reviewed the fair values of each of its reporting units using discounted cash flows and market multiples. As a result of this review, the company recorded an impairment loss on goodwill as a cumulative effect of accounting change for its Coil Coating operations (classified as "other" for segment reporting) of $42 million ($42 million after-tax, or $0.64 per diluted share) in the first quarter of fiscal 2002. Recent increases in competition, consolidation in the coil coating applications industry and the struggling U. S. steel market caused a decrease in the fair value of this business. There have been no changes in the carrying value of goodwill since September 30, 2001, other than the impairment loss on goodwill for the company's Coil Coating operations.

      The company's income (loss) before cumulative effect of accounting change and basic and diluted earnings (loss) per share before cumulative effect of accounting change would have been as follows had the company been accounting for its goodwill under SFAS 142 for the three months ended December 31, 2000 (in millions, except per share amounts):

                                                                                   Three Months Ended
                                                                                       December 31,
                                                                              ----------------------------
                                                                                   2001             2000
                                                                              ----------------------------
      Reported income (loss) before cumulative
            effect of accounting change................................       $       11      $       (10)
      Add back goodwill amortization expense, net of tax...............               -                 5
                                                                              ----------      -----------
      Adjusted income (loss) before cumulative
            effect of accounting change................................       $       11      $        (5)
                                                                              ==========      ===========
      Reported basic and diluted earnings (loss) per share
            before cumulative effect of accounting change..............       $     0.17      $     (0.15)
      Add back goodwill amortization expense, net of tax...............               -              0.08
                                                                              ----------      -----------
      Adjusted basic and diluted earnings (loss) per share
               before cumulative effect of accounting change...........       $     0.17      $     (0.07)
                                                                              ==========      ===========


      Information regarding the company's other intangible assets, which includes trademarks, patents and licenses, is included in Note 8, and goodwill by segment is included in Note 15.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. The company sells substantially all of the trade receivables of certain subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned subsidiary of the company. ARC has entered into an agreement to sell an undivided interest in up to $250 million of the receivables to a group of banks. As of December 31, 2001 and September 30, 2001, $198 million and $211 million, respectively, of trade receivables had been sold and are excluded from receivables in the consolidated balance sheet. The company has no retained interest in the receivables sold, but does retain collection and administrative responsibilities. The receivables were sold at fair market value and a discount on the sale of $2 million was recorded in interest expense, net and other in the three months ended December 31, 2001. As of December 31, 2001 and September 30, 2001, the banks had a preferential interest in $217 million and $202 million, respectively, of the remainder of the receivables held at ARC to secure the obligation under the asset securitization facility.

5. In the first quarter of fiscal 2002, the company recorded a restructuring charge of $15 million ($10 million after-tax, or $0.15 per diluted share) for severance and other employee costs related to a net reduction of approximately 450 employees. As of December 31, 2001, approximately 100 employees had been terminated under this restructuring action, and $14 million of restructuring reserves remained in the consolidated balance sheet.

      During fiscal 2001, the company recorded a net restructuring charge of $67 million ($45 million after-tax, or $0.68 per diluted share). The restructuring charge was net of $4 million of restructuring reserves established in fiscal 2000 that were reversed due to a change in circumstances, and $12 million of restructuring reserves established in fiscal 2001 that were reversed primarily due to actions taken to minimize severance costs related to cost-reduction programs in Europe. The fiscal 2001 net charge includes severance and other employee costs of $48 million related to a net reduction of approximately 1,350 employees, with the balance primarily associated with facility related costs from the rationalization of operations. As of December 31, 2001 approximately 1,000 employees had been terminated under this restructuring action.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


      A summary of the restructuring activity as of December 31, 2001 is as follows (in millions):

                                                     Employee
                                                   Termination           Asset
                                                     Benefits        Impairment          Other            Total
                                                     --------        ----------          -----            -----

      Fiscal 2001 original charge................    $      60         $      19        $       4         $      83
      Reversal of charge in fiscal 2001..........          (12)                -                -               (12)
      Write-down of assets.......................            -               (19)               -               (19)
      Cash payments through 12/31/01.............          (23)                -               (3)              (26)
                                                     ---------         ---------        ---------         ---------
           Subtotal..............................           25                 -                1                26
                                                     ---------         ---------        ---------         ---------
      Fiscal 2002 first quarter charge...........           15                 -                -                15
      Cash payments through 12/31/01.............           (1)                -                -                (1)
                                                     ---------         ---------        ---------         ---------
           Subtotal..............................           14                 -                -                14
                                                     ---------         ---------        ---------         ---------
      Reserve balance at 12/31/01................    $      39         $       -        $       1         $      40
                                                     =========         =========        =========         =========

      In fiscal 2001, the company also recorded $34 million of restructuring costs that were incurred as a result of the ArvinMeritor merger. These costs include $17 million related to a net reduction of approximately 1,200 employees, with the balance primarily associated with facility related costs from the rationalization of operations. As of December 31, 2001, approximately 850 employees had been terminated under this restructuring action, and $5 million of reserves remained in the consolidated balance sheet.

6.    Inventories are summarized as follows (in millions):

                                                                            December 31,            September 30,
                                                                                2001                    2001
                                                                         -------------------     --------------------
    Finished goods..............................................           $     236               $      238
    Work in process.............................................                 123                      118
    Raw materials, parts and supplies...........................                 162                      152
                                                                           ---------               ----------
         Total..................................................                 521                      508
    Less allowance to adjust the carrying value of
         certain inventories to a LIFO basis....................                  51                       51
                                                                           ---------               ----------
         Inventories............................................           $     470               $      457
                                                                           =========               ==========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.    Other Current Assets are summarized as follows (in millions):

                                                                            December 31,            September 30,
                                                                                2001                    2001
                                                                          ------------------     --------------------

      Current deferred income taxes...............................            $     130              $      138
      Customer tooling............................................                   31                      30
      Asbestos-related recoveries.................................                   24                      24
      Prepaid and other...........................................                   50                      40
                                                                              ---------              ----------
           Other Current Assets...................................            $     235              $      232
                                                                              =========              ==========

8.    Other Assets are summarized as follows (in millions):

                                                                            December 31,            September 30,
                                                                                2001                    2001
                                                                          ------------------     --------------------

      Investments in affiliates...................................            $     165              $      186
      Long-term deferred income taxes.............................                  122                     119
      Prepaid pension costs.......................................                   88                      87
      Net capitalized computer software costs.....................                   42                      42
      Asbestos-related recoveries.................................                   36                      36
      Trademarks..................................................                   23                      23
      Patents and licenses (less accumulated
        amortization: December 31, 2001 and
        September 30, 2001, $2) ..................................                   13                      13
      Other.......................................................                   57                      66
                                                                              ---------              ----------
           Other Assets...........................................            $     546              $      572
                                                                              =========              ==========

      The company's trademarks, which were determined to have an indefinite life, are not amortized, and patents and licenses are amortized over their contractual lives. The company anticipates amortization expense for patents and licenses of approximately $2 million per year for fiscal years 2002 through 2004 and approximately $1 million per year for fiscal years 2005 through 2007.

9.    Other Current Liabilities are summarized as follows (in millions):

                                                                            December 31,            September 30,
                                                                                2001                    2001
                                                                          ------------------     --------------------

      Accrued product warranties..................................            $      84              $       94
      Accrued taxes other than income taxes.......................                   46                      48
      Accrued restructuring.......................................                   45                      46
      Asbestos-related liabilities................................                   24                      24
      Environmental reserves......................................                   14                      18
      Other.......................................................                   98                      84
                                                                              ---------              ----------
           Other Current Liabilities..............................            $     311              $      314
                                                                              =========              ==========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.   Other Liabilities are summarized as follows (in millions):

                                                                            December 31,            September 30,
                                                                                2001                    2001
                                                                          ------------------     --------------------

      Asbestos-related liabilities................................            $      47              $       47
      Deferred payments...........................................                   29                      29
      Environmental reserves......................................                   25                      25
      Other.......................................................                   39                      40
                                                                              ---------              ----------
           Other Liabilities......................................            $     140              $      141
                                                                              =========              ==========


11. Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

                                                                            December 31,            September 30,
                                                                                2001                    2001
                                                                          ------------------     --------------------

      6 3/4 percent notes due 2008................................              $   100                $    100
      7 1/8 percent notes due 2009................................                  150                     150
      6.8 percent notes due 2009..................................                  498                     498
      Bank revolving credit facilities............................                  597                     495
      Lines of credit and other...................................                   51                     164
                                                                              ---------              ----------
         Subtotal.................................................                1,396                   1,407
      Less:  current maturities...................................                  (43)                    (94)
                                                                              ---------              -----------
               Long-Term Debt.....................................              $ 1,313                $  1,353
                                                                              =========              ===========

      The company has two unsecured credit facilities: a 364-day, $750-million credit facility and a five-year $750-million revolving credit facility. The 364-day facility matures on June 26, 2002, with the option to convert borrowings thereunder to a one-year term loan. The five-year facility matures on June 27, 2005. In addition, the company has $50 million of unsecured lines of credit and a commercial paper program with authorized borrowings of up to $1 billion. Interest rates applicable to the company's commercial paper borrowings are currently higher than the cost of other available sources of financing, and no borrowings were outstanding as of December 31, 2001 or September 30, 2001.

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

      Included in lines of credit and other above at December 31, 2001 and September 30, 2001 were $21 million and $50 million, respectively, of borrowings with a non-consolidated affiliate.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12.   Accrued Retirement Benefits consisted of the following (in millions):

                                                                            December 31,            September 30,
                                                                                2001                    2001
                                                                          ------------------     --------------------
      Accrued retirement medical costs............................            $     316              $      318
      Accrued pension costs.......................................                  149                     158
      Other.......................................................                   33                      33
                                                                              ---------              ----------
          Subtotal................................................                  498                     509
      Less: current liability.....................................                  (50)                    (50)
                                                                              ---------              ----------
             Accrued Retirement Benefits                                      $     448              $      459
                                                                              =========              ==========

13. The company uses forward exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables. These contracts help minimize the risk of loss from changes in exchange rates, and are generally of short duration (less than three months). The foreign currency denominated payables and receivables are remeasured on a quarterly basis and the forward exchange contracts are utilized to help offset the earnings impact of the remeasurement. The company has elected not to designate the forward exchange contracts as hedges. Therefore, change in the fair value of the foreign exchange contracts is recognized in operating income. The net income impact of recording these items in the three-month period ended December 31, 2001 and 2000 did not have a significant effect on the results of operations.

      Forward exchange contracts were also utilized to hedge the purchase of equipment payable in foreign currency and were designated as fair value hedges of the firm commitment. The fair value of the firm commitment was recorded as an asset, the value of the forward contracts was recorded as a liability, and there was no impact to earnings during both quarters. The value of both the firm commitment and the forward exchange contracts are determined using the forward exchange rates, with all other critical terms of the forward contracts and the hedged transaction being the same. Therefore, the company has determined the change in fair value attributable to the risk being hedged is expected to be completely offset by the change in fair value of the forward contracts. Future assessments of hedge effectiveness will include verifying and documenting if the critical terms of the forward contracts and the firm commitment have changed.

      The company's financial instruments include cash and cash equivalents, short- and long-term debt and foreign currency forward exchange contracts. As of December 31, 2001, the carrying values of the company's financial instruments approximated their fair values based on prevailing market prices and rates. The notional amount of outstanding foreign currency forward exchange contracts aggregated $64 million at December 31, 2001 and $68 million at September 30, 2001. It is the policy of the company not to enter into derivative instruments for speculative purposes.

14. In July 2000, the company's board of directors authorized a program to repurchase up to $100 million of its common stock. As of December 31, 2001 and September 30, 2001, 5.4 million shares of ArvinMeritor common stock had been purchased under this program at an aggregate cost of approximately $84 million, or an average of $15.39 per share. This program was terminated in November 2001.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

      Segment information is summarized as follows (in millions):

                                                                                  Three Months Ended
                                                                                      December 31,
                                                                             -----------------------------
                                                                                  2001           2000
                                                                             -------------   -------------
      Sales:
      Light Vehicle Systems...................................               $      852      $       870
      Commercial Vehicle Systems..............................                      483              552
      Light Vehicle Aftermarket...............................                      194              197
      Other...................................................                       37               40
                                                                             ----------      -----------
          Total...............................................               $    1,566      $     1,659
                                                                             ==========      ===========
      Operating income:
      Light Vehicle Systems...................................               $       44      $        52
      Commercial Vehicle Systems..............................                       11               12
      Light Vehicle Aftermarket...............................                        9                3
      Other...................................................                       (1)              (3)
                                                                             ----------      -----------
            Segment operating income..........................                       63               64
      Restructuring costs.....................................                      (15)             (46)
                                                                             ----------      -----------
           Operating income...................................                       48               18
      Equity in earnings of affiliates........................                        -                5
      Interest expense, net and other.........................                      (28)             (35)
                                                                             ----------      -----------
      Income (loss) before income taxes.......................                       20              (12)
      (Provision) benefit for income taxes....................                       (6)               4
      Minority interests......................................                       (3)              (2)
                                                                             ----------      -----------
      Income (loss) before cumulative effect
        of accounting change..................................               $       11      $       (10)
                                                                             ==========      ===========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      The carrying value of goodwill for the company's segments as of December 31, 2001 was as follows (in millions):

      Light Vehicle Systems............................................      $      222
      Commercial Vehicle Systems.......................................             400
      Light Vehicle Aftermarket........................................             171
      Other............................................................               -
                                                                             ----------
             Net Goodwill..............................................      $      793
                                                                             ==========

16.   Comprehensive loss is summarized as follows (in millions):

                                                          Three Months Ended
                                                             December 31,
                                                      ---------------------------
                                                          2001            2000
                                                      ----------        ---------
      Net loss..............................         $     (31)        $     (10)
      Foreign currency translation..........                11                 5
                                                     ---------         ---------
      Comprehensive loss....................         $     (20)        $      (5)
                                                     =========         =========

17. Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have, and will continue to have, an impact on the manufacturing operations of the company. Thus far, compliance with environmental requirements and resolution of environmental claims has been accomplished without material effect on the company's business, financial condition or results of operations.

      The company has been designated as a potentially responsible party at 8 Superfund sites, excluding sites as to which the company's records disclose no involvement or as to which the company's potential liability has been finally determined. Management estimates the total, reasonably possible costs the company could incur for the remediation of Superfund sites at December 31, 2001, to be approximately $33 million, of which $15 million has been accrued.

      Various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total, reasonably possible costs the company could incur at December 31, 2001, to be approximately $52 million, of which $24 million has been recorded.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Based on its assessment, management believes that the company's expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the company's business, financial condition or results of operations. Management cannot assess the possible effect of compliance with future requirements.

      Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the company, relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health, and employment matters. Included in these matters are claims for alleged asbestos-related personal injuries, which arose from products manufactured prior to 1977 by a subsidiary acquired by Arvin in 1986. During fiscal years 1996 through 2001, the company and its predecessors paid asbestos-related claims of approximately $40 million, substantially all of which were reimbursed by insurance. As of December 31, 2001, the company has accrued $71 million for contingent asbestos-related liabilities, and recorded assets of $60 million for probable recoveries from insurance. Based on its assessment of the history and nature of filed claims to date, management believes that existing insurance coverage will reimburse substantially all of the potential liabilities and expenses related to pending and future claims.

      Prior to February 1, 2001, the Center for Claims Resolution (the "CCR") handled the processing and settlement of asbestos claims on behalf of the company. The company shared in the payments of defense costs and settlements of the asbestos claims with other CCR members. Several members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. The company expects to be subject to claims for payment of a portion of the defaulted shares. In effort to resolve the affected settlements, the company has entered into negotiations with plaintiffs' attorneys, and an estimate of the company's obligation has been included in the recorded reserves. The company and its insurers are engaged in proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue.

      Although the outcome of litigation cannot be predicted with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters that are pending or asserted will not have a material adverse effect on the company's business, financial condition or results of operations.

                               ARVINMERITOR, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

2002 First Quarter Compared to 2001 First Quarter


Sales for the first quarter of fiscal 2002 were $1,566 million, a decrease of $93 million, or 6 percent, as compared to last year's first quarter results. The sales decline was driven primarily by the Commercial Vehicle Systems (CVS) business, which has been affected by reduced build rates for North American Class 8 trucks. The softening in North American and Western European light vehicle production also contributed to the company's lower sales.

Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which requires goodwill to be subject to an annual impairment test, or more frequently if certain indicators arise, and also eliminates goodwill amortization. As required by this standard, the company reviewed the fair values of each of its reporting units using discounted cash flows and market multiples. As a result of this review, the company recorded an impairment loss on goodwill as a cumulative effect of accounting change for its Coil Coating operations (classified as "other" for segment reporting) of $42 million ($42 million after-tax, or $0.64 per diluted share) in the first quarter of fiscal 2002. Recent increases in competition, consolidation in the coil coating applications industry and the struggling U.S. steel market caused a decrease in the fair value of this business. The adoption of the new accounting standard also eliminated goodwill amortization expense of $6 million ($5 million after-tax, or $0.08 per diluted share) for the first quarter of fiscal 2002 and will eliminate $24 million ($20 million after-tax, or $0.30 per diluted share) for the full year.

First quarter fiscal 2002 operating income was $48 million, compared to $18 million in the first quarter of 2001. Included in operating income were restructuring charges of $15 million ($10 million after-tax, or $0.15 per diluted share) in the first quarter of fiscal 2002 and $46 million ($30 million after-tax, or $0.45 per diluted share) in the first quarter of fiscal 2001.

The first quarter fiscal 2002 restructuring charge of $15 million related to employee severance benefits for approximately 450 salaried employees. The company expects to recover these costs in less than one year and estimates these actions, when fully implemented, will reduce annual operating costs by approximately $24 million ($16 million after-tax). The company's Light Vehicle Systems (LVS) business is expected to account for approximately 50 percent of the annual savings, CVS business about 42 percent, and Light Vehicle Aftermarket
(LVA) and other about 8 percent.

Excluding restructuring costs, operating income was $63 million, compared to $64 million for the same period last year ($70 million after adjusting for goodwill amortization expense of $6 million). Operating margin was 4.0 percent, compared to last year's 3.9 percent (4.2 percent after adjusting for amortization expense). The LVS segment primarily drove the operating income and margin decline, as described below.

Equity in earnings of affiliates declined $5 million, compared to the same period last year, primarily due to declining earnings from commercial vehicle affiliates. Net interest expense decreased $7 million, or 20 percent, compared to the same period last year, primarily reflecting lower interest rates and debt levels. Debt levels have been reduced as a result of strong operating cash flow and the impact of the company's accounts receivable securitization program (see below).

                               ARVINMERITOR, INC.

The first quarter effective tax rate of 32 percent was down from 35.5 percent for the first quarter of the prior year. The company expects the full year effective tax rate to approximate the first quarter rate of 32 percent.

Income before cumulative effect of accounting change was $11 million, or $0.17 per basic and diluted share for the quarter ended December 31, 2001, as compared to a net loss of $10 million, or $0.15 per basic and diluted share for the same period last year. As discussed above, the company recorded a cumulative effect of accounting change, upon the adoption of SFAS 142, of $42 million ($42 million after-tax, or $0.64 per diluted share) in the first quarter of fiscal 2002. Net loss in fiscal 2002 first quarter was $31 million.

LVS sales were $852 million, down $18 million, or 2 percent, from the first quarter of fiscal 2001 and operating income was $44 million, a decrease of $8 million from last year's first quarter. Operating margin fell to 5.2 percent from 6.0 percent in last year's first quarter (6.2 percent adjusted to exclude goodwill amortization expense of $2 million). Continued margin pressures from the vehicle manufacturers and production declines contributed to the operating margin decline. LVS continues to offset these margin challenges through restructuring and other programs aimed at lowering fixed costs. In addition, start-up costs associated with the new Detroit manufacturing facility, as well as higher engineering and launch costs associated with new product development negatively impacted the first quarter of fiscal 2002 results by approximately $6 million.

CVS sales were $483 million, down $69 million, or 13 percent, from last year's first quarter and operating income was $11 million, compared to $12 million in last year's first quarter. CVS operating margin was 2.3 percent, compared to 2.2 percent in the first quarter of fiscal 2001 (2.7 percent after excluding goodwill amortization expense of $3 million). The continued decline in Class 8 North American truck volumes was the major factor in the sales decrease. CVS has been able to offset much of the impact of the sales decline on its margins by lowering its fixed-cost structure through restructuring programs and other cost-reduction activities.

LVA sales were $194 million, down slightly from $197 million in last year's first quarter. Operating income increased to $9 million from $3 million in the prior year's first quarter. LVA operating margin increased to 4.6 percent, up from 1.5 percent in the first quarter of fiscal 2001 (2.0 percent after excluding goodwill amortization expense of $1 million). While the markets remained weak for aftermarket parts, LVA was able to increase its operating margin as a result of improved pricing and the impact of ongoing cost reductions.

                               ARVINMERITOR, INC.

FINANCIAL CONDITION

Cash provided by operating activities for the first three months of fiscal 2002 was $79 million, an increase of $10 million compared to the first three months of fiscal 2001 and reflects the company's continued focus on working capital management. Depreciation and other amortization expense was $48 million for the first quarter of fiscal 2002. The company anticipates depreciation and other amortization expense to be approximately $195 million to $205 million for the entire fiscal year.

The company participates in an asset securitization facility to improve financial flexibility and lower interest costs. ArvinMeritor Receivables Corporation (ARC), a wholly owned subsidiary of the company, has entered into an agreement to sell an undivided interest in up to $250 million of trade receivables to a group of banks. The accounts receivable sold are reflected as a reduction to accounts receivable in the consolidated balance sheet. As of December 31, 2001, the company had utilized $198 million of the asset securitization facility (see Note 4 to the Consolidated Financial Statements).

Capital expenditures were $34 million in the first three months of fiscal 2002, compared to $50 million in the first three months of fiscal 2001. The decrease was driven by the company's fiscal 2002 cost-reduction initiatives, which include salaried workforce reductions (discussed above), delays in merit increases and limitations on capital spending. The company anticipates full year fiscal 2002 capital expenditures of approximately $170 million to $180 million.

Cash used for financing activities in the fiscal 2002 first quarter includes payments totaling $25 million to reduce debt and purchase preferred capital securities. Cash used for financing activities also includes payment of $7 million for cash dividends. The company's first quarter dividend of $0.10 cents per share was paid on December 17, 2001, to shareowners of record on November 26, 2001. Cash used for financing activities for the first three months of fiscal 2001 included the purchase of preferred capital securities of $10 million, and payments for purchases of the company's common stock of $22 million and cash dividends of $15 million, offset by an increase in revolving debt of $41 million.

The company's total debt to capitalization ratio increased slightly to 68 percent at December 31, 2001, from 67 percent at September 30, 2001.

The company has two unsecured credit facilities: a 364-day, $750-million credit facility and a five-year $750-million revolving credit facility. The 364-day facility matures on June 26, 2002, with the option to convert borrowings thereunder to a one-year term loan. The five-year facility matures on June 27, 2005. In addition, the company has $50 million of unsecured lines of credit and a commercial paper program with authorized borrowings of up to $1 billion. Interest rates applicable to the company's commercial paper borrowings are currently higher than the cost of other available sources of financing, and no borrowings were outstanding as of December 31, 2001 or September 30, 2001.

On April 12, 2001, the company filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities that may be offered in one or more series on terms to be determined at the time of sale. The registration statement became effective on April 18, 2001. The company anticipates issuing debt securities under this shelf registration at some time during the remainder of fiscal 2002. Except as may otherwise be determined at the time of sale, the net proceeds would be used for repayment of outstanding indebtedness and for other general corporate purposes.

                               ARVINMERITOR, INC.

INTERNATIONAL OPERATIONS

On January 1, 2002, the Euro became the sole legal tender in eleven countries of the European Union. The company is engaged in business in many of the countries that participate in the European Monetary Union, and sales for fiscal 2001 in these countries were approximately 18 percent of the company's total sales. In addition, the company enters into foreign currency forward exchange contracts denominated in the Euro and has borrowings in participating countries.

The company has made the necessary adjustments to accommodate the Euro conversion, including modifications to its information technology systems and programs, pricing schedules and financial instruments, and believes that the conversion has not had and will not have a material adverse effect on its business, financial condition or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to foreign currency exchange rate risk related to its transactions denominated in currencies other than the U.S. dollar and interest rate risk associated with the company's debt.

The company enters into foreign currency forward exchange contracts to minimize the risk of unanticipated gains and losses from currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business (See Note 13 to the Consolidated Financial Statements for information on accounting for these contracts). It is the policy of the company not to enter into derivative financial instruments for speculative purposes, and therefore, the company holds no derivative instruments for trading purposes.

The company has performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of December 31, 2001, the analysis indicated that such market movements would not have a material effect on the company's business, financial condition, or results of operations. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

                               ARVINMERITOR, INC.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Various lawsuits, claims and proceedings have been or may be instituted or asserted against the company, relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health, and employment matters. Included in these matters are claims for alleged asbestos-related personal injuries, which arose from products manufactured prior to 1977 by a subsidiary acquired by Arvin in 1986. During fiscal years 1996 through 2001, the company and its predecessors paid asbestos-related claims of approximately $40 million, substantially all of which were reimbursed by insurance. As of December 31, 2001, the company has accrued $71 million for contingent asbestos-related liabilities, and recorded assets of $60 million for probable recoveries from insurance. Based on its assessment of the history and nature of filed claims to date, management believes that existing insurance coverage will reimburse substantially all of the potential liabilities and expenses related to pending and future claims.

         Prior to February 1, 2001, the Center for Claims Resolution (the "CCR") handled the processing and settlement of asbestos claims on behalf of the company. The company shared in the payments of defense costs and settlements of the asbestos claims with other CCR members. Several members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. The company expects to be subject to claims for payment of a portion of the defaulted shares. In effort to resolve the affected settlements, the company has entered into negotiations with plaintiffs' attorneys, and an estimate of the company's obligation has been included in the recorded reserves. The company and its insurers are engaged in proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue.

         Although the outcome of litigation cannot be predicted with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters that are pending or asserted will not have a material adverse effect on the company's business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

         On October 1, 2001, the company issued 599 shares of Common Stock to each of James E. Perrella and Martin D. Walker, non-employee directors of the company, pursuant to the terms of the company's Directors Stock Plan, in lieu of cash payment of the quarterly retainer fee for board service. The issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

                               ARVINMERITOR, INC.

Item 5.  Other Information.

         Cautionary Statement

         This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its customers and suppliers; successful integration of acquired or merged businesses; achievement of the expected annual savings and synergies from past and future business combinations; competitive product and pricing pressures; the amount of the company's debt; the ability of the company to access capital markets; the credit ratings of the company's debt; the outcome of litigation; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the Securities and Exchange Commission. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Quantitative and Qualitative Disclosures about Market Risk" herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              10 - First Amendment to Amended and Restated Receivables Sale Agreement, dated as of December 21, 2001, among ArvinMeritor Receivables Corporation, the company, Amsterdam Funding Corporation, ABN Amro Bank N.V., Giro Balanced Funding Corporation, Atlantic Asset Securitization Corp., Bauyerische Landesbank, Cayman Islands Branch, Bayerische Landesbank, New York Branch and Credit Lyonnais.

              12 - Computation of ratio of earnings to fixed charges.

         (b)  Reports on Form 8-K.

There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                           ARVINMERITOR, INC.
                                                                           ----------------------------------------
                                                                                      (Registrant)

Date                 February 8, 2002                                By    V.G. Baker, II
         --------------------------------------------                      ----------------------------------------
                                                                           V.G. Baker, II
                                                                           Senior Vice President and
                                                                                      General Counsel
                                                                           (For the Registrant)



Date                 February 8, 2002                                By    D. S. Bullock
         --------------------------------------------                      ----------------------------------------
                                                                           D. S. Bullock
                                                                           Vice President and Controller
                                                                           (Principal Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                         Description
-------            ----------------------------------------

  10                First Amendment To Amended and Restated
                    Receivables Sale Agreement

  12                Computation of Earnings to Fixed Charges
                    Quarter Ended December 31, 2001