Form 10-Q
period 2002-03-31
ARVINMERITOR INC
filed 2002-05-15
CIK 1113256

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended               March 31, 2002
                              --------------------------------------------


Commission file number                           1-15983
                      --------------------------------------------


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


67,882,174 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on April 30, 2002.

                               ARVINMERITOR, INC.



                                      INDEX



PART I.  FINANCIAL INFORMATION:


                                                                                                          Page
                  Item 1.  Financial Statements:                                                          No.
                                Statement of Consolidated Income - - Three Months
                                and Six Months Ended March 31, 2002 and 2001.........................       2

                                Consolidated Balance Sheet - -
                                March 31, 2002 and September 30, 2001................................       3

                                Condensed Statement of Consolidated Cash Flows - -
                                Six Months Ended March 31, 2002 and 2001.............................       4

                                Notes to Consolidated Financial Statements...........................       5

                  Item 2.  Management's Discussion and Analysis
                           of Results of Operations and Financial Condition...........................      17

                  Item 3.  Quantitative and Qualitative Disclosures About
                           Market Risk................................................................      24


PART II.          OTHER INFORMATION:

                  Item 1.  Legal Proceedings.........................................................      25

                  Item 2.  Changes in Securities and Use of Proceeds.................................      26

                  Item 4.  Submission of Matters to a Vote of Security Holders.......................      27

                  Item 5.  Other Information.........................................................      28

                  Item 6.  Exhibits and Reports on Form 8-K..........................................      29



Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                               ARVINMERITOR, Inc.

                        STATEMENT OF CONSOLIDATED INCOME
                     (In millions, except per share amounts)

                                                                            Three Months Ended                 Six Months Ended
                                                                                March 31,                         March 31,
                                                                         ------------------------          ------------------------
                                                                          2002             2001             2002             2001
                                                                         -------          -------          -------          -------
                                                                                                 (Unaudited)
Sales ..........................................................         $ 1,687          $ 1,787          $ 3,253          $ 3,446
Cost of sales ..................................................          (1,508)          (1,606)          (2,916)          (3,095)
                                                                         -------          -------          -------          -------
GROSS MARGIN ...................................................             179              181              337              351
  Selling, general and administrative ..........................             (97)             (98)            (192)            (198)
  Goodwill amortization ........................................            --                 (6)            --                (12)
  Restructuring costs ..........................................            --                 (9)             (15)             (55)
                                                                         -------          -------          -------          -------
OPERATING INCOME ...............................................              82               68              130               86
  Equity in earnings of affiliates .............................              (1)               4               (1)               9
  Interest expense, net and other ..............................             (25)             (38)             (53)             (73)
                                                                         -------          -------          -------          -------
INCOME BEFORE INCOME TAXES .....................................              56               34               76               22
  Provision for income taxes ...................................             (18)             (11)             (24)              (7)
  Minority interests ...........................................              (3)              (2)              (6)              (4)
                                                                         -------          -------          -------          -------
INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE ..................................              35               21               46               11
  Cumulative effect of accounting change .......................            --               --                (42)            --
                                                                         -------          -------          -------          -------
NET INCOME .....................................................         $    35          $    21          $     4          $    11
                                                                         =======          =======          =======          =======

Basic earnings per share before cumulative
  effect of accounting change ..................................         $  0.53          $  0.32          $  0.70          $  0.17
Cumulative effect of accounting change .........................            --               --              (0.64)            --
                                                                         -------          -------          -------          -------

Basic earnings per share .......................................         $  0.53          $  0.32          $  0.06          $  0.17
                                                                         =======          =======          =======          =======

Diluted earnings per share before cumulative
  effect of accounting change ..................................         $  0.52          $  0.32          $  0.69          $  0.17
Cumulative effect of accounting change .........................            --               --              (0.63)            --
                                                                         -------          -------          -------          -------

Diluted earnings per share .....................................         $  0.52          $  0.32          $  0.06          $  0.17
                                                                         =======          =======          =======          =======

Basic average common shares outstanding ........................            66.1             65.9             65.9             66.4
                                                                         =======          =======          =======          =======
Diluted average common shares outstanding ......................            67.0             65.9             66.4             66.4
                                                                         =======          =======          =======          =======

Cash dividends per common share ................................         $  0.10          $  0.22          $  0.20          $  0.44
                                                                         =======          =======          =======          =======

See notes to consolidated financial statements.

                               ARVINMERITOR, Inc.

                           CONSOLIDATED BALANCE SHEET
                                  (In millions)

                                                                                                      March 31,       September 30,
                                                                                                        2002              2001
                                                                                                      ---------       -------------
                                 ASSETS                                                              (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ..............................................................          $    92           $   101
     Receivables (less allowance for doubtful accounts:
            March 31, 2002, $19 and September 30, 2001, $18) ................................              930               965
     Inventories ............................................................................              454               457
     Other current assets ...................................................................              242               232
                                                                                                       -------           -------
         TOTAL CURRENT ASSETS ...............................................................            1,718             1,755
                                                                                                       -------           -------
NET PROPERTY ................................................................................            1,162             1,200
NET GOODWILL (less accumulated amortization:
         March 31, 2002 and September 30, 2001, $73) ........................................              788               835
OTHER ASSETS ................................................................................              545               572
                                                                                                       -------           -------
         TOTAL ASSETS .......................................................................          $ 4,213           $ 4,362
                                                                                                       =======           =======

                LIABILITIES AND SHAREOWNERS' EQUITY

CURRENT LIABILITIES:
     Short-term debt ........................................................................          $    24           $    94
     Accounts payable .......................................................................            1,054             1,054
     Accrued compensation and benefits ......................................................              210               184
     Accrued income taxes ...................................................................               30                26
     Other current liabilities ..............................................................              259               314
                                                                                                       -------           -------
         TOTAL CURRENT LIABILITIES ..........................................................            1,577             1,672
                                                                                                       -------           -------
LONG-TERM DEBT ..............................................................................            1,335             1,313
ACCRUED RETIREMENT BENEFITS .................................................................              429               459
OTHER LIABILITIES ...........................................................................              119               141
MINORITY INTERESTS ..........................................................................               58                69
PREFERRED CAPITAL SECURITIES ................................................................               39                57
SHAREOWNERS' EQUITY:
      Common stock (March 31, 2002, 71.0 shares issued and 67.7 outstanding;
           September 30, 2001, 71.0 shares issued
          and 66.5 outstanding) .............................................................               71                71
     Additional paid-in capital .............................................................              549               547
     Retained earnings ......................................................................              441               450
     Treasury stock (March 31, 2002, 3.3 shares;
          September 30, 2001, 4.5 shares) ...................................................              (50)              (69)
     Unearned compensation ..................................................................              (15)              (12)
     Accumulated other comprehensive loss ...................................................             (340)             (336)
                                                                                                       -------           -------
         TOTAL SHAREOWNERS' EQUITY ..........................................................              656               651
                                                                                                       -------           -------

         TOTAL LIABILITIES AND SHAREOWNERS' EQUITY ..........................................          $ 4,213           $ 4,362
                                                                                                       =======           =======



See notes to consolidated financial statements.

                               ARVINMERITOR, Inc.

                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (In millions)

                                                                                            Six Months Ended
                                                                                                March 31,
                                                                                      -----------------------------
                                                                                        2002                2001
                                                                                      ---------           --------
                                                                                               (Unaudited)
OPERATING ACTIVITIES
Income before cumulative effect of accounting change............................      $      46          $      11
Adjustments to arrive at cash provided by
   operating activities:
     Depreciation and other amortization.......................................              94                 97
     Goodwill amortization......................................................              -                 12
     Restructuring costs, net of expenditures...................................             10                 50
     Pension and retiree medical expense........................................             39                 31
     Pension and retiree medical contributions..................................            (69)               (38)
     Sale of receivables........................................................              -                100
     Changes in assets and liabilities, excluding effects of
       acquisitions, divestitures and foreign currency adjustments..............             18                  2
                                                                                      ---------           --------
         CASH PROVIDED BY OPERATING ACTIVITIES..................................            138                265
                                                                                      ---------           --------

INVESTING ACTIVITIES
Capital expenditures............................................................            (64)              (103)
Other investing activities......................................................            (21)               (27)
                                                                                      ----------          --------
         CASH USED FOR INVESTING ACTIVITIES.....................................            (85)              (130)
                                                                                      ---------           --------

FINANCING ACTIVITIES
Net decrease in revolving debt..................................................           (442)               (99)
Proceeds from issuance of notes.................................................            394                  -
Purchase of preferred capital securities........................................            (18)               (10)

Proceeds from exercise of stock options.........................................             17                  -
Cash dividends..................................................................            (13)               (29)
Purchases of treasury stock.....................................................              -                (31)
                                                                                      ---------           --------
         CASH USED FOR FINANCING ACTIVITIES.....................................            (62)              (169)
                                                                                      ---------           --------

Effect of exchange rate changes on cash.........................................              -                 (6)
                                                                                      ---------           --------
CHANGE IN CASH AND CASH EQUIVALENTS.............................................             (9)               (40)
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD.......................................................            101                116
                                                                                      ---------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................      $      92           $     76
                                                                                      =========           ========








See notes to consolidated financial statements.

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

     In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The results of operations for the three-month and six-month periods ended March 31, 2002 are not necessarily indicative of the results for the full year.

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

2. In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard requires an impairment loss to be recognized if the carrying value of a long-lived asset or asset group is greater than the future undiscounted cash flows, and broadens the definition of discontinued operations to include a component of a segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The company does not expect the adoption of SFAS 144 to have a significant impact on its financial position or results of operations.

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

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     As required by this standard, the company reviewed the fair values of each of its reporting units using discounted cash flows and market multiples. As a result of this review, the company recorded an impairment loss on goodwill as a cumulative effect of accounting change for its Coil Coating operations (classified as "other" for segment reporting) of $42 million ($42 million after-tax, or $0.63 per diluted share) in the first quarter of fiscal 2002. Increased competition, consolidation in the coil coating applications industry and the struggling U. S. steel market caused a decrease in the fair value of this business. There have been no changes in the carrying value of goodwill since September 30, 2001, other than the impairment loss on goodwill for the company's Coil Coating operations and fluctuation due to changes in foreign currency exchange rates.

     The company's income before cumulative effect of accounting change and diluted earnings per share before cumulative effect of accounting change would have been as follows had the company been accounting for its goodwill under SFAS 142 for the three- and six-month periods ended March 31, 2001 (in millions, except per share amounts):

                                                                                   Three Months                    Six Months
                                                                                       Ended                          Ended
                                                                                     March 31,                      March 31,
                                                                               --------- -----------          ----------------------
                                                                               2002            2001            2002            2001
                                                                              ------          ------          ------          ------
Reported income before cumulative effect of
     accounting change .............................................          $   35          $   21          $   46          $   11
Add back goodwill amortization expense, net of tax .................              --               5            --                10
                                                                              ------          ------          ------          ------
Adjusted income before cumulative effect of
     accounting change .............................................          $   35          $   26          $   46          $   21
                                                                              ======          ======          ======          ======

Reported basic earnings per share before
     cumulative effect of accounting change ........................          $ 0.53          $ 0.32          $ 0.70          $ 0.17
Add back goodwill amortization expense, net of tax .................            --              0.07            --              0.15
                                                                              ------          ------          ------          ------
Adjusted basic earnings per share before
     cumulative effect of accounting change ........................          $ 0.53          $ 0.39          $ 0.70          $ 0.32
                                                                              ======          ======          ======          ======

Reported diluted earnings per share before
     cumulative effect of accounting change ........................          $ 0.52          $ 0.32          $ 0.69          $ 0.17
Add back goodwill amortization expense, net of tax .................            --              0.07            --              0.15
                                                                              ------          ------          ------          ------
Adjusted diluted earnings per share before
     cumulative effect of accounting change ........................          $ 0.52          $ 0.39          $ 0.69          $ 0.32
                                                                              ======          ======          ======          ======

     Information regarding the company's other intangible assets, which includes trademarks, patents and licenses, is included in Note 8, and goodwill by segment is included in Note 14.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. The company sells substantially all of the trade receivables of certain subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned subsidiary of the company. ARC has entered into an agreement to sell an undivided interest in up to $250 million of the receivables to a group of banks. As of March 31, 2002 and September 30, 2001, $211 million of trade receivables had been sold and are excluded from receivables in the consolidated balance sheet. The company has no retained interest in the receivables sold, but does perform collection and administrative functions. The receivables were sold at fair market value and a discount on the sale was recorded in interest expense, net and other of $2 million and $4 million, in the three- and six-month periods ended March 31, 2002, respectively. As of March 31, 2002 and September 30, 2001, the banks had a preferential interest in $211 million and $202 million, respectively, of the remainder of the receivables held at ARC to secure the obligation under the asset securitization facility.

5. In the first quarter of fiscal 2002, the company recorded a restructuring charge of $15 million ($10 million after-tax, or $0.15 per diluted share) for severance and other employee costs related to a net reduction of approximately 450 employees. As of March 31, 2002, approximately 300 employees had been terminated under this restructuring action, and $10 million of restructuring reserves remained in the consolidated balance sheet.

     During fiscal 2001, the company recorded a net restructuring charge of $67 million ($45 million after-tax, or $0.68 per diluted share). The restructuring charge was net of $4 million of restructuring reserves established in fiscal 2000 that were reversed due to a change in circumstances, and $12 million of restructuring reserves established in fiscal 2001 that were reversed primarily due to actions taken to minimize severance costs related to cost-reduction programs in Europe. The fiscal 2001 net charge includes severance and other employee costs of $48 million related to a net reduction of approximately 1,350 employees, with the balance primarily associated with facility related costs from the rationalization of operations. As of March 31, 2002, approximately 1,100 employees had been terminated under this restructuring action, and $20 million of restructuring reserves remained in the consolidated balance sheet.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     A summary of the restructuring activity as of March 31, 2002 is as follows (in millions):

                                                Employee
                                               Termination           Asset
                                                Benefits          Impairment         Other              Total
                                                --------          ----------         -----              -----
Fiscal 2001 original charge.................    $      60         $      19        $       4         $      83
Reversal of charge in fiscal 2001...........          (12)                -                -               (12)
Write-down of assets........................            -               (19)               -               (19)
Cash payments through 3/31/02...............          (29)                -               (3)              (32)
                                                 ---------        ---------        ---------         ----------
      Subtotal..............................           19                 -                1                20
                                                ---------         ---------        ---------         ---------
Fiscal 2002 first quarter charge............           15                 -                -                15
Cash payments through 3/31/02...............           (5)                -                -                (5)
                                                ---------         ---------        ---------         ---------
      Subtotal..............................           10                 -                -                10
                                                ---------         ---------        ---------         ---------
Reserve balance at 3/31/02..................    $      29         $       -        $       1         $      30
                                                =========         =========        =========         =========

     In fiscal 2001, the company also recorded $34 million of restructuring costs that were incurred as a result of the ArvinMeritor merger. These costs include $17 million related to a net reduction of approximately 1,200 employees, with the balance primarily associated with facility related costs from the rationalization of operations. As of March 31, 2002, approximately 1,100 employees had been terminated under this restructuring action, and $4 million of reserves remained in the consolidated balance sheet.

6.   Inventories are summarized as follows (in millions):

                                                                        March 31,             September 30,
                                                                          2002                    2001
                                                                        ---------             -------------
Finished goods..............................................            $     224              $      238
Work in process.............................................                  122                     118
Raw materials, parts and supplies...........................                  159                     152
                                                                        ---------              ----------
     Total..................................................                  505                     508
Less allowance to adjust the carrying value of
  certain inventories to a LIFO basis.......................                  (51)                    (51)
                                                                        ---------              ----------
      Inventories...........................................            $     454              $      457
                                                                        =========              ==========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   Other Current Assets are summarized as follows (in millions):

                                                                       March 31,              September 30,
                                                                         2002                     2001
                                                                       ---------              -------------
Current deferred income taxes...............................           $     132               $      138
Customer tooling............................................                  33                       30
Asbestos-related recoveries.................................                  24                       24
Prepaid and other...........................................                  53                       40
                                                                       ---------               ----------
     Other Current Assets...................................           $     242               $      232
                                                                       =========               ==========

8.   Other Assets are summarized as follows (in millions):

                                                                                March 31,              September 30,
                                                                                  2002                     2001
                                                                                ---------              ------------
Investments in affiliates .......................................               $     164               $     186
Long-term deferred income taxes .................................                     119                     119
Prepaid pension costs ...........................................                      89                      87
Net capitalized computer software costs .........................                      42                      42
Asbestos-related recoveries .....................................                      36                      36
Trademarks ......................................................                      23                      23
Patents and licenses (less accumulated
  amortization: March 31, 2002, $4 and
  September 30, 2001, $3 ........................................                      13                      13
Other ...........................................................                      59                      66
                                                                                ---------               ---------
     Other Assets ...............................................               $     545               $     572
                                                                                =========               =========

     The company's trademarks, which were determined to have an indefinite life, are not amortized, and patents and licenses are amortized over their contractual lives. The company anticipates amortization expense for patents and licenses of approximately $2 million per year for fiscal years 2002 through 2004 and approximately $1 million per year for fiscal years 2005 through 2007.

9.   Other Current Liabilities are summarized as follows (in millions):

                                                                       March 31,              September 30,
                                                                         2002                     2001
                                                                       ---------              -------------
Accrued product warranties..................................           $      76               $       94
Accrued taxes other than income taxes.......................                  34                       48
Accrued restructuring.......................................                  34                       46
Asbestos-related reserves...................................                  24                       24
Environmental reserves......................................                  11                       18
Other.......................................................                  80                       84
                                                                       ---------               ----------
     Other Current Liabilities..............................           $     259               $      314
                                                                       =========               ==========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.  Other Liabilities are summarized as follows (in millions):

                                                                          March 31,            September 30,
                                                                            2002                   2001
                                                                         ---------             -------------
Asbestos-related reserves...................................             $      45              $       47
Environmental reserves......................................                    25                      25
Deferred payments...........................................                    18                      29
Other.......................................................                    31                      40
                                                                         ---------              ----------
     Other Liabilities......................................             $     119              $      141
                                                                         =========              ==========


11. Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

                                                                         March 31,                September 30,
                                                                           2002                        2001
                                                                         ---------                ------------
6 3/4 percent notes due 2008 ............................                  $  100                    $    100
7 1/8 percent notes due 2009 ..........................                       150                         150
6.8 percent notes due 2009 ............................                       498                         498
8 3/4 percent notes due 2012 ...........................                      400                        --
Bank revolving credit facilities ......................                       178                         495
Lines of credit and other .............................                        33                         164
                                                                         --------                    --------
   Subtotal ...........................................                     1,359                       1,407
Less:  current maturities .............................                       (24)                        (94)
                                                                         --------                    --------
         Long-Term Debt ...............................                  $  1,335                    $  1,313
                                                                         ========                    ========

     The company has two unsecured credit facilities: a 364-day, $750-million revolving credit facility and a five-year $750-million revolving credit facility. The 364-day facility matures on June 26, 2002, with the option to convert borrowings thereunder to a one-year term loan. The five-year facility matures on June 27, 2005. The company is currently in the process of renegotiating the terms and conditions of the 364-day revolving credit facility.

     The company also has $50 million of unsecured lines of credit and a commercial paper program with authorized borrowings of up to $1 billion. Interest rates applicable to the company's commercial paper borrowings are currently higher than the cost of other available sources of financing, and no commercial paper borrowings were outstanding as of March 31, 2002 or September 30, 2001. Included in lines of credit and other at March 31, 2002 and September 30, 2001 were $8 million and $50 million, respectively, of borrowings from a non-consolidated affiliate.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     On April 12, 2001, the company filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities that may be offered in one or more series on terms to be determined at the time of sale. On February 26, 2002, the company completed a public offering of debt securities under the shelf registration consisting of $400 million 10-year fixed-rate 8.75 percent notes due March 1, 2012. The notes were offered to the public at 100 percent of their principal amount, and the proceeds, net of underwriting discounts and commissions, were used to repay existing indebtedness under the company's revolving credit facilities.

     The company entered into two interest rate swap agreements in March 2002. These swap agreements, in effect, converted $300 million notional amount of the company's 8.75 percent notes and $100 million notional amount of the company's 6.8 percent notes to variable interest rates. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. The fair values of the swaps were immaterial at March 31, 2002. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent and 6.8 percent on notional amounts of $300 million and $100 million, respectively, and pays variable rates based on 3-month LIBOR plus a weighted-average spread of 2.51 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other.

12.      Accrued Retirement Benefits consisted of the following (in millions):

                                                                         March 31,            September 30,
                                                                           2002                    2001
                                                                         ---------            -------------
Accrued retirement medical costs............................             $     314              $      318
Accrued pension costs.......................................                   135                     158
Other.......................................................                    30                      33
                                                                         ---------              ----------
    Subtotal................................................                   479                     509
Less: current liability.....................................                   (50)                    (50)
                                                                         ---------              ----------
       Accrued Retirement Benefits                                       $     429              $      459
                                                                         =========              ==========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

13. The company uses forward exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables. These contracts help minimize the risk of loss from changes in exchange rates, and are generally of short duration (less than three months). The foreign currency denominated payables and receivables are remeasured on a quarterly basis and the forward exchange contracts are utilized to help offset the earnings impact of the remeasurement. The company has elected not to designate the forward exchange contracts as hedges. Therefore, change in the fair value of the foreign exchange contracts is recognized in operating income. The net income impact of recording these items in the three- and six-month periods ended March 31, 2002 and 2001 did not have a significant effect on the results of operations.

     Forward exchange contracts were also utilized to hedge the purchase of equipment payable in foreign currency and were designated as fair value hedges of the firm commitment. The fair value of the firm commitment was recorded as an asset, the value of the forward contracts was recorded as a liability, and there was no impact to earnings during the three- and six-month periods ended March 31, 2001 and 2002. The value of both the firm commitment and the forward exchange contracts are determined using the forward exchange rates, with all other critical terms of the forward contracts and the hedged transaction being the same. Therefore, the company has determined the change in fair value attributable to the risk being hedged is expected to be completely offset by the change in fair value of the forward contracts. Future assessments of hedge effectiveness will include verifying and documenting if the critical terms of the forward contracts and the firm commitment have changed.

     The company's financial instruments include cash and cash equivalents, short- and long-term debt, interest rate swaps and foreign currency forward exchange contracts. As of March 31, 2002, the carrying values of the company's financial instruments approximated their fair values based on prevailing market prices and rates. The notional amount of outstanding foreign currency forward exchange contracts aggregated $63 million at March 31, 2002 and $68 million at September 30, 2001. It is the policy of the company not to enter into derivative instruments for speculative purposes.

14.  ArvinMeritor has three reportable operating segments: Light Vehicle Systems
     (LVS), Commercial Vehicle Systems (CVS), and Light Vehicle Aftermarket
     (LVA). LVS is a major supplier of aperture systems (primarily roof, door and access control systems and motion control products), undercarriage systems (primarily suspension, ride control and wheel products) and air and emission systems for passenger cars, light trucks and sport utility vehicles to original equipment manufacturers. CVS is a leading supplier of drivetrain systems and components, including axles, brakes, drivelines and ride control products, for medium- and heavy-duty trucks, trailers and off-highway equipment and specialty vehicles. LVA supplies exhaust, ride control, filter products and accessories to the light vehicle aftermarket. Business units that are not focused on automotive products are classified as "Other." The company's Coil Coating operation is the primary component of this classification.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Segment information is summarized as follows (in millions):

                                                                         Three Months Ended                   Six Months Ended
                                                                              March 31,                           March 31,
                                                                      -------------------------           -------------------------
                                                                       2002              2001              2002              2001
                                                                      -------           -------           -------           -------
Sales:
Light Vehicle Systems ......................................          $   913           $   951           $ 1,765           $ 1,821
Commercial Vehicle Systems .................................              532               583             1,015             1,135
Light Vehicle Aftermarket ..................................              205               216               399               413
Other ......................................................               37                37                74                77
                                                                      -------           -------           -------           -------
               Total .......................................          $ 1,687           $ 1,787           $ 3,253           $ 3,446
                                                                      =======           =======           =======           =======
Operating Income:
Light Vehicle Systems ......................................          $    53           $    62           $    97           $   114
Commercial Vehicle Systems .................................               16                10                27                22
Light Vehicle Aftermarket ..................................               12                 8                21                11
Other ......................................................                1                (3)             --                  (6)
                                                                      -------           -------           -------           -------
               Segment operating income ....................               82                77               145               141
Restructuring costs ........................................             --                  (9)              (15)              (55)
                                                                      -------           -------           -------           -------
               Operating income ............................               82                68               130                86
Equity in earnings of affiliates ...........................               (1)                4                (1)                9
Interest expense, net and other ............................              (25)              (38)              (53)              (73)
                                                                      -------           -------           -------           -------
Income before income taxes .................................               56                34                76                22
Provision for income taxes .................................              (18)              (11)              (24)               (7)
Minority interests .........................................               (3)               (2)               (6)               (4)
                                                                      -------           -------           -------           -------
Income before cumulative effect of
  accounting change ........................................          $    35           $    21           $    46           $    11
                                                                      =======           =======           =======           =======


     The carrying value of goodwill for the company's segments is summarized as follows (in millions):

                                                                                 March 31,         September 30,
                                                                                   2002                 2001
                                                                                 --------          -------------
Light Vehicle Systems ......................................                        $220               $221
Commercial Vehicle Systems .................................                         397                400
Light Vehicle Aftermarket ..................................                         171                172
Other ......................................................                           -                 42
                                                                                    ----               ----
        Net Goodwill .......................................                        $788               $835
                                                                                    ====               ====

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


15.  Comprehensive income (loss) is summarized as follows (in millions):

                                                                Three Months Ended                         Six Months Ended
                                                                     March 31,                                 March 31,
                                                           ------------------------------            -------------------------------
                                                             2002                 2001                 2002                 2001
                                                           ---------            ---------            ---------            ---------
Net income .....................................           $      35            $      21            $       4            $      11
Foreign currency translation ...................                 (15)                 (38)                  (4)                 (33)
                                                           ---------            ---------            ---------            ---------
Comprehensive income (loss) ....................           $      20            $     (17)           $    --              $     (22)
                                                           =========            =========            =========            =========

16. Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have, and will continue to have, an impact on the manufacturing operations of the company. Thus far, compliance with environmental requirements and resolution of environmental claims has been accomplished without material effect on the company's business, financial condition or results of operations.

     The company has been designated as a potentially responsible party at 8 Superfund sites, excluding sites as to which the company's records disclose no involvement or as to which the company's potential liability has been finally determined. Management estimates the total, reasonably possible costs the company could incur for the remediation of Superfund sites at March 31, 2002, to be approximately $33 million, of which $13 million has been recorded. In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total, reasonably possible costs the company could incur at March 31, 2002, to be approximately $49 million, of which $23 million has been recorded. A portion of the total $36 million environmental-related reserves is included in current liabilities with the majority recorded in noncurrent liabilities (see Notes 9 and 10).

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

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Maremont Corporation ("Maremont", a subsidiary of the company) and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986. During fiscal years 1996 through 2001, Maremont paid approximately $40 million to address asbestos-related claims, substantially all of which were reimbursed by insurance.

     Maremont's asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

                                                                                March 31,               September 30,
                                                                                  2002                       2001
                                                                                ---------               ------------
Unbilled committed settlements ...............................                  $     10                   $     12
Pending claims ...............................................                        50                         48
Shortfall and other ..........................................                         9                         11
                                                                                --------                   --------
   Total asbestos-related reserves ...........................                  $     69                   $     71
                                                                                ========                   ========

Asbestos-related recoveries ..................................                  $     60                   $     60
                                                                                ========                   ========


     A portion of the asbestos-related recoveries and reserves are included in current assets and liabilities, with the majority of the amounts recorded in noncurrent assets and liabilities (see Notes 7 through 10).

     The unbilled committed settlements reserve relates to committed settlements that Maremont agreed to pay when Maremont participated in the Center for Claims Resolution (the "CCR"). Maremont shared in the payments of defense and indemnity costs of asbestos-related claims with other CCR members. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 1, 2001, when it was reorganized and discontinued negotiating shared settlements. Since that time, Maremont has hired its own litigation counsel and is committed to examining the merits of each asbestos-related claim. In addition, Maremont now utilizes Peterson Asbestos Claims Enterprise for claims processing and insurance invoicing.

     Maremont had approximately 37,741 and 27,544 pending asbestos-related claims at March 31, 2002 and September 30, 2001, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. For purposes of establishing reserves for pending asbestos-related claims, Maremont estimates its defense costs and indemnity based on the history and nature of filed claims to date and Maremont's experience since February 1, 2001.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares ("shortfall"). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs' attorneys, and an estimate of Maremont's obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue.

     Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on the insurance agreements in place. Based on its assessment of the history and nature of filed claims to date, and of Maremont's insurance carriers, management believes that existing insurance coverage is adequate to cover substantially all costs relating to pending and future asbestos-related claims.

     The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities for asbestos-related claims are subject to considerable uncertainty because such liabilities are influenced by variables that are difficult to predict. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of Maremont's liability for asbestos-related claims, and the effect on the company, could differ materially from current estimates.

     Maremont has not accrued reserves for unknown claims that may be asserted against it in the future. Maremont does not have sufficient information to make a reasonable estimate of its potential liability for asbestos-related claims that may be asserted against Maremont in the future.

     Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the company, relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health, and employment matters. Although the outcome of litigation cannot be predicted with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters that are pending will not have a material adverse effect on the company's business, financial condition or results of operations.

                               ARVINMERITOR, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

2002 Second Quarter Compared to 2001 Second Quarter

Sales for the second quarter of fiscal 2002 were $1,687 million, a decrease of $100 million, or 6 percent, as compared to last year's second quarter results. The sales decline was driven primarily by the Commercial Vehicle Systems (CVS) business, which has been affected by reduced build rates for heavy- and medium-duty trucks, as well as the Light Vehicle Systems (LVS) business, which has been affected by softness in Western European light vehicle production.

Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which requires goodwill to be subject to an annual impairment test, and also eliminates goodwill amortization. The adoption of the new accounting standard eliminated goodwill amortization expense of $6 million ($5 million after-tax, or $0.07 per diluted share) for the second quarter of fiscal 2002.

Second quarter fiscal 2002 operating income was $82 million, compared to $68 million in the second quarter of fiscal 2001. Included in operating income for the second quarter of fiscal 2001 were restructuring costs of $9 million ($6 million after-tax, or $0.09 per diluted share).

Operating income increased $5 million from $77 million, excluding restructuring costs, for the second quarter of fiscal year 2001. After adjusting for goodwill amortization expense of $6 million in 2001, and restructuring costs, operating income decreased by $1 million from $83 million. Operating margin improved to
4.9 percent, compared to last year's 4.3 percent before restructuring costs (4.6 percent after adjusting for goodwill amortization expense). The company's continued efforts to reduce costs through restructuring actions and other initiatives have allowed it to improve operating margin.

Equity in earnings of affiliates declined $5 million, compared to the same period last year, primarily due to lower earnings from commercial vehicle affiliates. Interest expense, net and other decreased $13 million, or 34 percent, compared to the same period last year, primarily reflecting lower interest rates and debt levels.

The second quarter effective tax rate of 32 percent was up from 31 percent for the second quarter of the prior year, as adjusted to remove the effects of goodwill amortization. The company expects the full year effective tax rate to approximate the second quarter rate of 32 percent.

Net income for the second quarter of fiscal 2002 was $35 million, or $0.52 per diluted share, compared to $21 million, or $0.32 per diluted share in the same period last year. Before restructuring costs in fiscal 2001, net income was up $8 million from $27 million, or $0.41 per diluted share, for the same period last year.

                               ARVINMERITOR, INC.

LVS sales were $913 million, down $38 million, or 4 percent, from the second quarter of fiscal 2001 and operating income was $53 million, a decrease of $9 million from last year's second quarter. Operating margin fell to 5.8 percent from 6.5 percent in last year's second quarter (6.6 percent adjusted to exclude goodwill amortization expense of $1 million). Continued pricing pressures from the vehicle manufacturers, coupled with higher engineering costs associated with new product development for aperture and undercarriage modules and air induction technology, contributed to the operating margin decline. LVS continues to implement cost-reduction initiatives to offset these margin challenges. In addition, start-up costs associated with a new Detroit manufacturing facility negatively impacted the second quarter of fiscal 2002 results by approximately $2 million.

CVS sales were $532 million, down $51 million, or 9 percent, from last year's second quarter. The decline in Class 8 truck production in the U.S. and Canada was the major factor in the sales decrease. Despite the sales decline, operating income increased to $16 million, compared to $10 million in the second quarter of fiscal 2001 and operating margin improved to 3.0 percent, compared to 1.7 percent in last year's second quarter (2.2 percent after excluding goodwill amortization expense of $3 million). The operating margin improvement is the result of restructuring programs and other cost-reduction actions that have lowered its fixed cost structure.

Light Vehicle Aftermarket (LVA) sales were $205 million, down $11 million, or 5 percent, from last year's second quarter due to lower demand in exhaust and shock absorber product lines. Even though sales remained weak for aftermarket parts, LVA was able to increase its operating income to $12 million from $8 million in fiscal 2001 second quarter. LVA operating margin increased to 5.9 percent, up from 3.7 percent in the second quarter of fiscal 2001 (4.2 percent after excluding goodwill amortization expense of $1 million), as a result of improved pricing and continued cost-reduction activities.

                               ARVINMERITOR, INC.

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

For the first six months of fiscal 2002, sales were $3,253 million, a decrease of $193 million or 6 percent, from the same period last year. The sales decline was driven primarily by reduced build rates for heavy- and medium-duty trucks in the U.S. and Canada and softness in Western European light vehicle production.

As required by SFAS 142, "Goodwill and Other Intangible Assets", the company reviewed the fair values of each of its reporting units using discounted cash flows and market multiples. As a result of this review, the company recorded an impairment loss on goodwill as a cumulative effect of accounting change for its Coil Coating operations (classified as "other" for segment reporting) of $42 million ($42 million after-tax, or $0.63 per diluted share) in the first quarter of fiscal 2002. Increased competition, consolidation in the coil coating applications industry and the struggling U.S. steel market caused a decrease in the fair value of this business. The adoption of the new accounting standard also eliminated goodwill amortization expense of $12 million ($10 million after-tax, or $0.15 per diluted share) for the first six months of fiscal year 2002 and will eliminate $24 million ($20 million after-tax, or $0.30 per diluted share) for the full year.

Operating income for the first six months of fiscal 2002 was $130 million, compared to $86 million in the same period last year. Included in operating income were restructuring costs of $15 million ($10 million after-tax, or $0.15 per diluted share) in the first six months of 2002 and $55 million ($36 million after-tax, or $0.54 per diluted share) in the first six months of 2001.

The first quarter fiscal 2002 restructuring charge of $15 million was related to employee and other severance costs for approximately 450 salaried employees. The company expects to recover these costs in less than one year and estimates these actions, when fully implemented, will reduce annual operating costs by approximately $24 million ($16 million after-tax). The company's LVS business is expected to account for approximately 50 percent of the annual savings, CVS business about 42 percent, and LVA and other about 8 percent.

Operating income before restructuring costs was $145 million for the first six months of 2002, an increase of $4 million, compared to $141 million for the same period last year ($153 million after adjusting for goodwill amortization of $12 million in 2001). This reflects an operating margin of 4.5 percent, up from 4.1 percent last year (4.4 percent after adjusting for goodwill amortization expense). The company has been able to improve its operating margins, despite a decline in sales, through savings generated by cost-reduction and restructuring programs.

Equity in earnings of affiliates for the first six months of fiscal 2002 declined $10 million, compared to the same period last year, primarily due to declining earnings from commercial vehicle affiliates. Interest expense, net and other, decreased $20 million, or 27 percent, compared to the same period last year, primarily reflecting lower interest rates and debt levels. Total debt levels have been reduced by $66 million since September 30, 2001.

The effective tax rate for the first six months of fiscal 2002 was 32 percent, up from 31 percent for the same period last year, as adjusted to remove the effects of goodwill amortization. The company expects the full year effective tax rate to approximate this rate.

                               ARVINMERITOR, INC.

Income before cumulative effect of accounting change was $46 million, or $0.69 per diluted share for the six-months ended March 31, 2002, as compared to a net income of $11 million, or $0.17 per diluted share for the same period last year. As discussed previously, the company recorded a cumulative effect of accounting change upon the adoption of SFAS 142, of $42 million ($42 million after-tax, or $0.63 per diluted share) in the first quarter of fiscal 2002. Net income in the first six months of fiscal 2002 was $4 million.

LVS sales were $1,765 million, down $56 million, or 3 percent, from the first six months of fiscal 2001 and operating income was $97 million, a decrease of $17 million from the same period last year. Operating margin fell to 5.5 percent from 6.3 percent for the same period last year (6.4 percent adjusted to exclude goodwill amortization expense of $3 million). Continued margin pressures from the vehicle manufacturers and production declines contributed to the operating margin decline. LVS continues to offset these margin challenges through restructuring and other programs aimed at lowering fixed costs. In addition, start-up costs associated with a new Detroit manufacturing facility negatively impacted the first six months of fiscal 2002 results by approximately $6 million.

CVS sales were $1,015 million, down from $1,135 million, or 11 percent, compared to last year's first six months. Operating income was $27 million, compared to $22 million in the same period last year. CVS operating margin was 2.7 percent, compared to 1.9 percent in the first six months of fiscal 2001 (2.5 percent after excluding goodwill amortization expense of $6 million). The continued decline in heavy- and medium-duty truck production was the major factor in the sales decrease. CVS has been able to offset much of the impact of the sales decline on its margins by lowering its fixed-cost structure through restructuring programs and other cost-reduction activities.

LVA sales were $399 million, down from $413 million, or 3 percent, compared to the first six months of fiscal 2001. Operating income increased to $21 million from $11 million for the same period last year. LVA operating margin increased to 5.3 percent in the first six months of fiscal 2002, up from 2.7 percent in fiscal 2001 (3.1 percent after excluding goodwill amortization expense of $2 million). While the markets remained weak for aftermarket parts, LVA was able to increase its operating margin as a result of improved pricing and the impact of ongoing cost reductions.

OUTLOOK

The current outlook for the company's major served markets for the fiscal year 2002 continues to anticipate some declines from fiscal year 2001 levels. The company expects U.S. and Canadian Class 8 truck production to increase about 1 percent compared to fiscal year 2001. Western European heavy- and medium-duty trucks are estimated to be down 8 percent from fiscal year 2001. In the light vehicle original equipment markets, current expectations are a 1 percent decline in North American and a 3 percent decline in Western European light vehicle production during fiscal year 2002. The company expects the light vehicle replacement market to remain weak in fiscal year 2002.

Other factors that could affect the company's results for the full fiscal year include the impact of currency fluctuations on sales and operating income, which is difficult to predict. The company is also monitoring reports of potential steel shortages and price increases from steel mills, which could impact the third quarter and full fiscal year 2002 results of operations.

                               ARVINMERITOR, INC.

FINANCIAL CONDITION

Cash provided by operating activities for the first six months of fiscal 2002 was $138 million, a decrease of $27 million compared to the first six months of fiscal 2001 (excluding the $100 million impact of the accounts receivable securitization program, discussed below). Depreciation and other amortization expense was $94 million for the first six months of fiscal 2002. The company anticipates depreciation and other amortization expense to be approximately $190 million to $200 million for the entire fiscal year.

Capital expenditures were $64 million in the first six months of fiscal 2002, compared to $103 million in the first six months of fiscal 2001. The decrease was driven by the company's fiscal 2002 cost-reduction initiatives, which included limitations on capital spending and salaried workforce reductions (discussed previously). The company anticipates full year fiscal 2002 capital expenditures of approximately $170 million to $180 million. Cash used for other investing activities consists primarily of deferred payments associated with acquisitions made in prior years and additional investment in the company's affiliates.

Cash used for financing activities in the first six months of fiscal 2002 included a net reduction in debt of $66 million. Included in the net reduction in debt were net proceeds of $394 million from the issuance of notes (see below), and the purchase of preferred capital securities of $18 million. Cash used for financing activities also includes payments of $13 million for cash dividends and proceeds of $17 million from the exercise of stock options. The company's second quarter dividend of $0.10 per share was paid on March 25, 2002, to shareowners of record on March 4, 2002. Cash used for financing activities for the first six months of fiscal 2001 included the purchase of preferred capital securities of $10 million, purchases of the company's common stock of $31 million, cash dividends of $29 million and a decrease in revolving debt of $99 million.

LIQUIDITY

Long-Term Debt

The company has two unsecured credit facilities: a 364-day, $750-million revolving credit facility and a five-year $750-million revolving credit facility. The 364-day facility matures on June 26, 2002, with the option to convert borrowings thereunder to a one-year term loan. The five-year facility matures on June 27, 2005. The company is currently in the process of renegotiating the terms and conditions of the 364-day revolving credit facility. The company also has $50 million of unsecured lines of credit and a commercial paper program with authorized borrowings of up to $1 billion. Interest rates applicable to the company's commercial paper borrowings are currently higher than the cost of other available sources of financing, and no commercial paper borrowings were outstanding as of March 31, 2002 or September 30, 2001.

                               ARVINMERITOR, INC.

The company's credit facilities require the company to maintain ratios, specified in financial covenants, as of the end of each quarter. These ratios, as defined in the agreements, include a total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio of 3.25x, and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) of 1.50x. Noncompliance with these covenants would constitute an event of default, and could allow lenders to suspend additional borrowings and accelerate repayment of outstanding borrowings. At March 31, 2002, the company was in compliance with all covenants and there have been no events of default. In addition, if the company's credit ratings are reduced from current investment grade levels, the downgrade would result in increased interest costs and facility fees in connection with these facilities.

On April 12, 2001, the company filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities that may be offered in one or more series on terms to be determined at the time of sale. On February 26, 2002, the company completed a public offering of debt securities under the shelf registration consisting of $400 million 10-year fixed-rate 8.75 percent notes due March 1, 2012. The notes were offered to the public at 100 percent of their principal amount, and the proceeds, net of underwriting discounts and commissions, were used to repay existing indebtedness under the company's revolving credit facilities.

As discussed in Note 11 to the Consolidated Financial Statements, the company entered into two separate interest rate swap agreements in March 2002 and, in effect, converted $400 million total notional amount of the company's fixed rate notes to variable interest rates. The company pays variable rates based on 3-month LIBOR plus a spread.

The company's total debt to capitalization ratio decreased slightly to 66 percent at March 31, 2002, from 67 percent at September 30, 2001.

Other Financing Arrangements

Accounts Receivable Securitization Facility

As discussed in Note 4 to the Consolidated Financial Statements, the company participates in an asset securitization facility to improve financial flexibility and lower interest costs. ArvinMeritor Receivables Corporation
(ARC), a wholly owned subsidiary of the company, has entered into an agreement to sell an undivided interest in up to $250 million of trade receivables to a group of banks. The accounts receivable sold are reflected as a reduction to accounts receivable in the consolidated balance sheet. As of March 31, 2002, the company had utilized $211 million of the asset securitization facility.

Although the facility allows for the sale of up to $250 million, this is predicated on the amount of qualifying receivables. As of March 31, 2002, ArvinMeritor had sold the maximum amount that was available based on its qualifying receivables. If the company's credit ratings are reduced to certain levels, or if certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facility. At March 31, 2002, the company was in compliance with all covenants.

                               ARVINMERITOR, INC.

Leases

The company has entered into agreements to lease certain assets. These assets are held by special purpose entities ("SPEs"), which were established and are owned by independent third parties. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases", the lease agreements, which are known as synthetic leases, are accounted for as operating leases and the lease payments are charged to operating income. Under current accounting principles generally accepted in the U.S., the assets and the related obligations are excluded from the consolidated balance sheet, and the company does not consolidate the SPEs due to ownership by independent third parties. As of March 31, 2002, the company had approximately $156 million outstanding under these arrangements. Several of these leases require the company to maintain at the end of each quarter financial ratios that are similar to the company's revolving credit agreements. Noncompliance with these covenants could result in termination of the agreements and acceleration of the company's obligation. At March 31, 2002, the company was in compliance with all covenants.

Product Recall Campaign

The company has recalled certain of its commercial vehicle axles equipped with TRW model 20-EDL tie rod ends because of potential safety-related defects in those ends. TRW, Inc. ("TRW") manufactured the affected tie rod ends from June 1999 through June 2000, and supplied them to the company for incorporation into its axle products.

TRW commenced recall campaigns in August 2000 and June 2001 covering 24 weeks of production due to a purported manufacturing anomaly identified by TRW. However, after an analysis of field returns and customer reports of excessive wear, the company concluded that the defect was based on the design of a bearing used in the ball socket, which is part of the tie rod end, and not on the purported anomaly in the manufacturing process. The company reported its finding to the National Highway Transportation Safety Administration in April 2002, and expanded the recall campaign to cover all of its axle products that had incorporated TRW model 20-EDL tie rod ends.

The company estimates the cost of recalling all TRW Model 20-EDL tie rod ends to be approximately $30 million, of which approximately $13 million is estimated to be covered by TRW's recall campaigns. The company believes that it is entitled to reimbursement by TRW for its costs associated with the campaigns and, as of March 31, 2002, the company has not accrued a reserve for this issue. On May 6, 2002, the company filed suit against TRW in the U.S. District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty and seeking compensatory and consequential damages in connection with the recall campaign.

CRITICAL ACCOUNTING POLICIES

The company's critical accounting policies are discussed in Notes 2, 16, 17 and 20 to the Consolidated Financial Statements as filed on Form 10-K for the year ended September 30, 2001, and Note 16 to the Consolidated Financial Statements in this filing for the quarter ended March 31, 2002.

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

The company has performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of March 31, 2002, the analysis indicated that such market movements would not have a material effect on the company's business, financial condition, or results of operations. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

As discussed in Note 11 to the Consolidated Financial Statements, the company entered into two separate interest rate swap agreements in March 2002 and, in effect, converted $400 million total notional amount of the company's fixed rate notes to variable interest rates. The company pays variable rates based on 3-month LIBOR plus a spread.

                               ARVINMERITOR, INC.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings


     Maremont Corporation ("Maremont", a subsidiary of the company) and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986. During fiscal years 1996 through 2001, Maremont paid approximately $40 million to address asbestos-related claims, substantially all of which was reimbursed by insurance.

     Maremont's potential liabilities for asbestos-related claims include the following:

     Unbilled committed settlements entered into by the Center for Claims
     Resolution: Maremont participated in the Center for Claims Resolution ("CCR") and agreed to share with other CCR members in the payments of defense costs and indemnity for asbestos-related claims. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 2001, when it was reorganized and discontinued negotiating shared settlements. Since that time, Maremont has hired its own litigation counsel and is committed to examining the merits of each asbestos-related claim.

     Pending claims: Maremont had approximately 37,741 and 27,544 pending asbestos-related claims at March 31, 2002 and September 30, 2001, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Maremont estimates its defense costs and indemnity based on the history and nature of filed claims to date and Maremont's experience since February 1, 2001, when the CCR was reorganized and discontinued negotiating shared settlements.

     Shortfall: Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares. In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs' attorneys. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue.

     Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Based on its assessment of the history and nature of filed claims to date, and of Maremont's insurance carriers, management believes that existing insurance coverage is adequate to cover substantially all costs relating to pending and future asbestos-related claims.

                               ARVINMERITOR, INC.

     Maremont has established asbestos-related reserves relating to these potential asbestos-related liabilities and corresponding asbestos-related recoveries (see Note 16 to Consolidated Financial Statements). The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities for asbestos-related claims are subject to considerable uncertainty because such liabilities are influenced by variables that are difficult to predict. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of Maremont's liability for asbestos-related claims, and the effect on the company, could differ materially from current estimates.

     Various lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to environmental, product liability, intellectual property, safety and health, and employment matters. Although the outcome of litigation cannot be predicted with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters that are pending will not have a material adverse effect on the company's business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

     On January 2, 2002, the company issued 876 shares of Common Stock to two non-employee directors of the company, pursuant to the terms of the company's Directors Stock Plan, in lieu of cash payment of the quarterly retainer fee for board service. In addition, on February 20, 2002, the company issued 1,000 shares of Common Stock to each of the eleven non-employee directors of the company pursuant to the terms of the Directors Stock Plan. In each case, the issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

                               ARVINMERITOR, INC.

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareowners of the company was held February 20, 2002. The following matters were voted on and received the specified number of votes in favor, votes withheld or against, abstentions and broker non-votes:

     (i) Election of directors: The following individuals were elected to the Board of Directors, with terms expiring at the annual meeting of shareowners in the years noted. The number of shares noted below voted in favor of their election or were withheld. Abstentions and broker non-votes were not applicable.


  NAME OF NOMINEE                 VOTES IN FAVOR               VOTES WITHHELD           TERM ENDING
Steven C. Beering                   56,904,786                   2,070,265                  2003

Rhonda L. Brooks                    56,920,881                   2,054,170                  2005

Joseph P. Flannery                  56,862,554                   2,112,497                  2005

Charles H. Harff                    56,800,998                   2,174,053                  2005

Martin D. Walker                    56,934,705                   2,040,346                  2005

     (ii) Appointment of auditors: The shareowners approved the selection of Deloitte & Touche LLP as the company's auditors. A total of 56,429,229 votes were cast in favor, 2,193,265 votes were cast against, and 352,557 votes abstained from voting. Broker non-votes were not applicable.

                               ARVINMERITOR, INC.

Item 5.  Other Information.

     Cautionary Statement

     This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be" and similar expressions. These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events. Such forward-looking statements are inherently uncertain, and actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad, including foreign currency exchange rates; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its customers and suppliers; successful integration of acquired or merged businesses; achievement of the expected annual savings and synergies from past and future business combinations; competitive product and pricing pressures; the amount of the company's debt; the ability of the company to access capital markets; the credit ratings of the company's debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the Securities and Exchange Commission. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Quantitative and Qualitative Disclosures about Market Risk" herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                               ARVINMERITOR, INC.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10a - Amendment, dated as of February 1, 2002, to the Amended and Restated 5-Year Revolving Credit Agreement dated as of June 27, 2001, among the company, the foreign subsidiary borrowers and lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, JP Morgan Chase Bank, as Syndication Agent, and Bank of America, N.A., and Citicorp USA, Inc. as Documentation Agents.

          10b - Amendment, dated as of February 1, 2002, to the 364-Day Credit Agreement dated as of June 27, 2001, among the company, the lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, JP Morgan Chase Bank, as Syndication Agent, and Bank of America, N.A., Citicorp USA, Inc., and Deutsche Bank AG New York Branch, as Documentation Agents.

          10c - Second Amendment to Amended and Restated Receivables Sale Agreement, dated as of March 25, 2002, among ArvinMeritor Receivables Corporation, the company, the related committed purchasers party thereto, Amsterdam Funding Corporation, Giro Balanced Funding Corporation, Atlantic Asset Securitization Corp., LaFayette Asset Securitization LLC, ABN AMRO Bank N.V., Bayerische Landesbank, New York Branch, and Credit Lyonnais.

          10d - First Amendment to Amended and Restated Purchase and Sale Agreement, dated as of March 25, 2002, among the originators named therein, ArvinMeritor Receivables Corporation and ABN AMRO Bank N.V.

          12 - Computation of ratio of earnings to fixed charges.

     (b)  Reports on Form 8-K.

          The company filed a Current Report on Form 8-K on March 1, 2002, reporting under Item 5, "Other Events and Regulation FD Disclosure," that the company issued and sold in an underwritten public offering $400 million principal amount of its 8 3/4 % notes due 2012 on February 26, 2002, and filing under Item 7, "Financial Statements and Exhibits," certain exhibits relating to the new series of notes.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             ARVINMERITOR, INC.
                                             -------------------
                                                (Registrant)

Date       May 15, 2002                By    /s/ V.G. Baker, II
        --------------------                 -----------------------------------
                                             V.G. Baker, II
                                             Senior Vice President and
                                                        General Counsel
                                             (For the Registrant)



Date       May 15, 2002                By    /s/ D.S. Bullock
        --------------------                 -----------------------------------
                                             D. S. Bullock
                                             Vice President and Controller
                                             (Principal Accounting Officer)