Form 10-Q
period 2002-06-30
ARVINMERITOR INC
filed 2002-08-14
CIK 1113256

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                        June 30, 2002
                              --------------------------------------------------


Commission file number                              1-15983
                      ----------------------------------------------------------


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


67,940,567 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on July 31, 2002.

                               ARVINMERITOR, INC.



                                      INDEX




PART I.  FINANCIAL INFORMATION:

                                                                                                Page
         Item 1.  Financial Statements:                                                          No.
                       Statement of Consolidated Income - - Three Months
                       and Nine Months Ended June 30, 2002 and 2001.........................       2

                       Consolidated Balance Sheet - -
                       June 30, 2002 and September 30, 2001.................................       3

                       Condensed Statement of Consolidated Cash Flows - -
                       Nine Months Ended June 30, 2002 and 2001.............................       4

                       Notes to Consolidated Financial Statements...........................       5

         Item 2.  Management's Discussion and Analysis
                  of Results of Operations and Financial Condition..........................      17

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk...............................................................      24


PART II. OTHER INFORMATION:

         Item 2.  Changes in Securities and Use of Proceeds.................................      25

         Item 5.  Other Information.........................................................      25

         Item 6.  Exhibits and Reports on Form 8-K..........................................      26

Part I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                               ARVINMERITOR, INC.
                        STATEMENT OF CONSOLIDATED INCOME
                     (In millions, except per share amounts)



                                                               Three Months Ended          Nine Months Ended
                                                                    June 30,                   June 30,
                                                              --------------------       ----------------------
                                                               2002          2001         2002           2001
                                                              -------      -------       -------       --------
                                                                                 (Unaudited)

Sales...................................................      $ 1,883      $ 1,794       $ 5,136       $  5,240
Cost of sales...........................................       (1,662)      (1,604)       (4,578)        (4,699)
                                                              -------      -------       -------       --------
GROSS MARGIN............................................          221          190           558            541
  Selling, general and administrative...................         (105)        (104)         (297)          (302)
  Goodwill amortization.................................            -           (6)            -            (18)
  Restructuring costs...................................            -            1           (15)           (54)
  Gain on sale of business..............................            6            -             6              -
                                                              -------    ---------       -------       --------
OPERATING INCOME........................................          122           81           252            167
  Equity in earnings (losses) of affiliates.............            -            -            (1)             9
  Interest expense, net and other.......................          (26)         (33)          (79)          (106)
                                                              -------      -------       -------       --------
INCOME BEFORE INCOME TAXES..............................           96           48           172             70
  Provision for income taxes............................          (31)         (16)          (55)           (23)
  Minority interests....................................           (3)          (2)           (9)            (6)
                                                              -------      -------       -------       --------
INCOME BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE...........................           62           30           108             41
  Cumulative effect of accounting change................            -            -           (42)             -
                                                              -------      -------       -------       --------
NET INCOME..............................................      $    62      $    30       $    66       $     41
                                                              =======      =======       =======       ========

Basic earnings per share before cumulative
  effect of accounting change...........................      $  0.93      $  0.46       $  1.63       $   0.62
Cumulative effect of accounting change..................            -            -         (0.63)             -
                                                              -------      -------       -------       --------
Basic earnings per share................................      $  0.93      $  0.46       $  1.00       $   0.62
                                                              =======      =======       =======       ========

Diluted earnings per share before cumulative
  effect of accounting change...........................      $  0.91      $  0.46       $  1.61       $   0.62
Cumulative effect of accounting change..................            -            -         (0.62)             -
                                                              -------     --------       -------       --------
Diluted earnings per share..............................      $  0.91      $  0.46       $  0.99       $   0.62
                                                              =======      =======       =======       ========

Basic average common shares outstanding.................         66.8         65.9          66.2           66.3
                                                              =======      =======       =======       ========
Diluted average common shares outstanding...............         68.0         65.9          67.0           66.3
                                                              =======      =======       =======       ========

Cash dividends per common share.........................      $  0.10      $  0.22       $  0.30       $   0.66
                                                              =======      =======       =======       ========





See notes to consolidated financial statements.

                               ARVINMERITOR, INC.


                           CONSOLIDATED BALANCE SHEET

                                  (in millions)


                                                                                          June 30,            September 30,
                                                                                            2002                  2001
                                                                                      ------------------    ------------------
                                 ASSETS                                                 (Unaudited)
                                 ------
CURRENT ASSETS:
     Cash and cash equivalents...................................................           $   134              $   101
     Receivables (less allowance for doubtful accounts:
            June 30, 2002, $16 and September 30, 2001, $18) .....................             1,087                  965
     Inventories.................................................................               460                  457
     Other current assets........................................................               240                  232
                                                                                            -------              -------
         TOTAL CURRENT ASSETS....................................................             1,921                1,755
                                                                                            -------              -------
NET PROPERTY.....................................................................             1,161                1,200
NET GOODWILL (less accumulated amortization:
         June 30, 2002, $74 and September 30, 2001, $73) ........................               806                  835
OTHER ASSETS.....................................................................               570                  572
                                                                                            -------              -------
         TOTAL ASSETS............................................................           $ 4,458              $ 4,362
                                                                                            =======              =======

                LIABILITIES AND SHAREOWNERS' EQUITY
                -----------------------------------
CURRENT LIABILITIES:
     Short-term debt.............................................................           $    25              $    94
     Accounts payable............................................................             1,136                1,054
     Accrued compensation and benefits...........................................               241                  184
     Accrued income taxes........................................................                55                   26
     Other current liabilities...................................................               265                  314
                                                                                            -------              -------
         TOTAL CURRENT LIABILITIES...............................................             1,722                1,672
                                                                                            -------              -------
LONG-TERM DEBT...................................................................             1,300                1,313
ACCRUED RETIREMENT BENEFITS......................................................               424                  459
OTHER LIABILITIES................................................................               119                  141
MINORITY INTERESTS...............................................................                63                   69
PREFERRED CAPITAL SECURITIES.....................................................                39                   57
SHAREOWNERS' EQUITY:.............................................................
      Common stock (June 30, 2002, 71.0 shares issued and 67.9 outstanding;
           September 30, 2001, 71.0 shares issued
          and 66.5 outstanding)..................................................                71                   71
     Additional paid-in capital..................................................               549                  547
     Retained earnings...........................................................               496                  450
     Treasury stock (June 30, 2002, 3.1 shares;
          September 30, 2001, 4.5 shares) .......................................               (47)                 (69)
     Unearned compensation.......................................................               (13)                 (12)
     Accumulated other comprehensive loss........................................              (265)                (336)
                                                                                            -------              -------
         TOTAL SHAREOWNERS' EQUITY...............................................               791                  651
                                                                                            -------              -------

         TOTAL LIABILITIES AND SHAREOWNERS' EQUITY...............................           $ 4,458              $ 4,362
                                                                                            =======              =======



See notes to consolidated financial statements.

                               ARVINMERITOR, INC.


                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (In millions)

                                                                                              Nine Months Ended
                                                                                                  June 30,
                                                                                        -----------------------------
                                                                                           2002             2001
                                                                                        ---------        ------------
                                                                                                (Unaudited)
OPERATING ACTIVITIES
Income before cumulative effect of accounting change............................          $ 108              $  41
Adjustments to arrive at cash provided by
   operating activities:
     Depreciation and other amortization........................................            144                144
     Goodwill amortization......................................................              -                 18
     Restructuring costs, net of expenditures...................................              7                 45
     Gain of sale of business...................................................             (6)                 -
     Pension and retiree medical expense........................................             58                 41
     Pension and retiree medical contributions..................................           (103)               (80)
     Sale of receivables........................................................              3                100
     Changes in assets and liabilities, excluding effects of
       acquisitions, divestitures and foreign currency adjustments..............             40                 70
                                                                                          -----              -----
         CASH PROVIDED BY OPERATING ACTIVITIES..................................            251                379
                                                                                          -----              -----

INVESTING ACTIVITIES
Capital expenditures............................................................            (94)              (154)
Proceeds from disposition of property and business..............................             11                 18
Other investing activities......................................................            (23)               (27)
                                                                                          -----              -----
         CASH USED FOR INVESTING ACTIVITIES.....................................           (106)              (163)
                                                                                          -----              -----

FINANCING ACTIVITIES
Net decrease in revolving debt..................................................           (494)              (154)
Proceeds from issuance of notes.................................................            394                  -
Purchase of preferred capital securities........................................            (18)               (10)
Proceeds from exercise of stock options.........................................             20                  -
Cash dividends..................................................................            (20)               (44)
Purchases of treasury stock.....................................................              -                (31)
                                                                                          -----              -----
         CASH USED FOR FINANCING ACTIVITIES.....................................           (118)              (239)
                                                                                          -----              -----

Effect of exchange rate changes on cash.........................................              6                 (9)
                                                                                          -----              -----

CHANGE IN CASH AND CASH EQUIVALENTS.............................................             33                (32)
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD.......................................................            101                116
                                                                                          -----              -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................          $ 134              $  84
                                                                                          =====              =====




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

     In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The results of operations for the three-month and nine-month periods ended June 30, 2002 are not necessarily indicative of the results for the full year.

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

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." Effective October 1, 2001, the company adopted SFAS 142, which requires goodwill to be subject to an annual impairment test, or more frequently if certain indicators arise, and also eliminates goodwill amortization.

     As required by this standard, the company reviewed the fair values of each of its reporting units using discounted cash flows and market multiples. As a result of this review, the company recorded an impairment loss on goodwill as a cumulative effect of accounting change for its coil coating operations (classified as "other" for segment reporting) of $42 million ($42 million after-tax, or $0.62 per diluted share) in the first quarter of fiscal 2002. Increased competition, consolidation in the coil coating applications industry and the struggling U. S. steel market caused a decrease in the fair value of this business. There have been no changes in the carrying value of goodwill since September 30, 2001, other than the impairment loss on goodwill for the company's coil coating operations and fluctuation due to changes in foreign currency exchange rates.

     The company's income before cumulative effect of accounting change and diluted earnings per share before cumulative effect of accounting change would have been as follows had the company been accounting for its goodwill under SFAS 142 for the three- and nine-month periods ended June 30, 2001 (in millions, except per share amounts):


                                                                   Three Months              Nine Months
                                                                       Ended                    Ended
                                                                      June 30,                June 30,
                                                                ---------------------    --------------------
                                                                 2002        2001         2002        2001
                                                                ------      ------       ------      ------

    Reported income before cumulative effect of
         accounting change.................................      $  62       $  30        $ 108       $  41
    Add back goodwill amortization expense, net of tax.....          -           5            -          15
                                                                 -----       -----        -----       -----
    Adjusted income before cumulative effect of
         accounting change.................................      $  62       $  35        $ 108       $  56
                                                                 =====       =====        =====       =====

    Reported basic earnings per share before
         cumulative effect of accounting change............      $0.93       $0.46        $1.63       $0.62
    Add back goodwill amortization expense, net of tax.....          -        0.07           -         0.22
                                                                 -----       -----        -----       -----
     Adjusted basic earnings per share before
         cumulative effect of accounting change............      $0.93       $0.53        $1.63       $0.84
                                                                 =====       =====        =====       =====

    Reported diluted earnings per share before
         cumulative effect of accounting change............      $0.91       $0.46        $1.61       $0.62
    Add back goodwill amortization expense, net of tax.....          -        0.07            -        0.22
                                                                 -----       -----        -----       -----
    Adjusted diluted earnings per share before
         cumulative effect of accounting change............      $0.91       $0.53        $1.61       $0.84
                                                                 =====       =====        =====       =====



Information regarding the company's other intangible assets, which includes trademarks, patents and licenses, is included in Note 8, and goodwill by segment is included in Note 14.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4. The company sells substantially all of the trade receivables of certain subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned subsidiary of the company. ARC has entered into an agreement to sell an undivided interest in up to $250 million of the receivables to a group of banks. As of June 30, 2002 and September 30, 2001, $214 million and $211 million, respectively, of trade receivables had been sold and are excluded from receivables in the consolidated balance sheet. The company has no retained interest in the receivables sold, but does perform collection and administrative functions. The receivables were sold at fair market value and a discount on the sale was recorded in interest expense, net and other. A discount of $1 million and $5 million was recorded, in the three- and nine-month periods ended June 30, 2002, respectively. In the three- and nine-month periods ended June 30, 2001, the discount recorded was $2 million. As of June 30, 2002 and September 30, 2001, the banks had a preferential interest in $249 million and $202 million, respectively, of the remainder of the receivables held at ARC to secure the obligation under the asset securitization facility.

5. In the first-quarter of fiscal 2002, the company recorded a restructuring charge of $15 million ($10 million after-tax, or $0.15 per diluted share) for severance and other employee costs related to a net reduction of approximately 450 employees. As of June 30, 2002, approximately 400 employees had been terminated under this restructuring action, and $7 million of restructuring reserves remained in the consolidated balance sheet.

     During fiscal 2001, the company recorded a net restructuring charge of $67 million ($45 million after-tax, or $0.68 per diluted share). The restructuring charge was net of $4 million of restructuring reserves established in fiscal 2000 that were reversed due to a change in circumstances, and $12 million of restructuring reserves established in fiscal 2001 that were reversed primarily due to actions taken to minimize severance costs related to cost-reduction programs in Europe. The fiscal 2001 net charge includes severance and other employee costs of $48 million related to a net reduction of approximately 1,350 employees, with the balance primarily associated with facility related costs from the rationalization of operations. As of June 30, 2002, approximately 1,275 employees had been terminated under this restructuring action, and $11 million of restructuring reserves remained in the consolidated balance sheet.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     A summary of the restructuring activity as of June 30, 2002 is as follows (in millions):


                                                     Employee
                                                   Termination          Asset
                                                     Benefits        Impairment           Other              Total
                                                   ------------      -----------        ---------         ----------
     Fiscal 2001 original charge.................    $      60         $      19        $       4         $      83
     Reversal of charge in fiscal 2001...........          (12)                -                -               (12)
     Write-down of assets........................            -               (19)               -               (19)
     Cash payments through 6/30/02...............          (37)                -               (4)              (41)
                                                     ---------         ---------        ---------         ---------
           Subtotal..............................           11                 -                -                11
                                                     ---------         ---------        ---------         ---------
     Fiscal 2002 first quarter charge............           15                 -                -                15
     Cash payments through 6/30/02...............           (8)                -                -                (8)
                                                     ---------         ---------        ---------         ---------
           Subtotal..............................            7                 -                -                 7
                                                     ---------         ---------        ---------         ---------
     Reserve balance at 6/30/02..................    $      18         $       -        $       -         $      18
                                                     =========         =========        =========         =========


     In fiscal 2001, the company also recorded $34 million of restructuring costs that were incurred as a result of the ArvinMeritor merger. These costs include $17 million related to a net reduction of approximately 1,200 employees, with the balance primarily associated with facility related costs from the rationalization of operations. As of June 30, 2002, approximately 1,175 employees had been terminated under this restructuring action, and $3 million of reserves remained in the consolidated balance sheet.

     All restructuring actions related to the fiscal 2001 and 2002 restructuring charges were substantially complete as of June 30, 2002.

6.   Inventories are summarized as follows (in millions):

                                                                             June 30,              September 30,
                                                                               2002                    2001
                                                                         ------------------     --------------------

     Finished goods..............................................            $     221              $      238
     Work in process.............................................                  129                     118
     Raw materials, parts and supplies...........................                  161                     152
                                                                             ---------              ----------
          Total..................................................                  511                     508
     Less allowance to adjust the carrying value of
       certain inventories to a LIFO basis.......................                  (51)                    (51)
                                                                             ---------              ----------
           Inventories...........................................            $     460              $      457
                                                                             =========              ==========


                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   Other Current Assets are summarized as follows (in millions):

                                                    June 30,      September 30,
                                                      2002            2001
                                                   ----------     -------------
     Current deferred income taxes.............    $     132       $      138
     Customer tooling..........................           37               30
     Asbestos-related recoveries...............           24               24
     Prepaid and other.........................           47               40
                                                   ---------       ----------
          Other Current Assets.................    $     240       $      232
                                                   =========       ==========

8.   Other Assets are summarized as follows (in millions):

                                                    June 30,      September 30,
                                                      2002            2001
                                                   ----------     -------------
     Investments in affiliates.................    $     161       $      186
     Long-term deferred income taxes...........          121              119
     Prepaid pension costs.....................           97               87
     Net capitalized computer software costs...           43               42
     Asbestos-related recoveries...............           33               36
     Trademarks................................           23               23
     Fair value of interest rate swaps.........           18                -
     Patents and licenses (less accumulated
       amortization: June 30, 2002, $4 and
       September 30, 2001, $3).................           12               13
     Other.....................................           62               66
                                                   ---------       ----------
          Other Assets.........................    $     570       $      572
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

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   Other Current Liabilities are summarized as follows (in millions):

                                                     June 30,      September 30,
                                                      2002             2001
                                                    --------       ------------
     Accrued product warranties................    $      77       $       94
     Accrued taxes other than income taxes.....           40               48
     Accrued interest expense..................           29                6
     Asbestos-related reserves.................           24               24
     Accrued restructuring ....................           21               46
     Environmental reserves....................            8               18
     Other.....................................           66               78
                                                   ---------       ----------
          Other Current Liabilities............    $     265       $      314
                                                   =========       ==========

10.  Other Liabilities are summarized as follows (in millions):

                                                   June 30,        September 30,
                                                     2002              2001
                                                   ---------       ------------
     Asbestos-related reserves.................    $      42       $       47
     Environmental reserves....................           25               25
     Deferred payments.........................           18               29
     Other.....................................           34               40
                                                   ---------       ----------
          Other Liabilities....................    $     119       $      141
                                                   =========       ==========


11. Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

                                                    June 30,       September 30,
                                                      2002             2001
                                                   ---------        ------------
     6 3/4 percent notes due 2008..............    $     100       $       100
     7 1/8 percent notes due 2009..............          150               150
     6.8 percent notes due 2009................          498               498
     8 3/4 percent notes due 2012..............          400                 -
     Bank revolving credit facilities..........          122               495
     Lines of credit and other.................           37               164
     Fair value adjustment of notes............           18                 -
                                                   ---------       -----------
        Subtotal...............................        1,325             1,407
     Less:  current maturities.................          (25)              (94)
                                                   ---------       -----------
              Long-Term Debt...................    $   1,300       $     1,313
                                                   =========       ===========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The company has two unsecured credit facilities: a three-year, $400-million revolving credit facility and a five-year, $750-million revolving credit facility. Both facilities mature on June 27, 2005.

     The company also has $50 million of unsecured lines of credit and a commercial paper program with authorized borrowings of up to $1 billion. Interest rates applicable to the company's commercial paper borrowings are currently higher than the cost of other available sources of financing, and no commercial paper borrowings were outstanding as of June 30, 2002 or September 30, 2001. Included in lines of credit and other at June 30, 2002 and September 30, 2001 were approximately $10 million and $50 million, respectively, of borrowings from a non-consolidated affiliate.

     On April 12, 2001, the company filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities that may be offered in one or more series on terms to be determined at the time of sale. On February 26, 2002, the company completed a public offering of debt securities under the shelf registration consisting of $400 million 10-year fixed-rate 8 3/4 percent notes due March 1, 2012. The notes were offered to the public at 100 percent of their principal amount, and the proceeds, net of underwriting discounts and commissions, were used to repay existing indebtedness under the company's revolving credit facilities. On July 1, 2002, the company completed a second public offering of debt securities under the shelf registration consisting of $200 million 5-year fixed-rate 6 5/8 percent notes due June 15, 2007. The notes were offered to the public at 99.684 percent of their principal amount, and the proceeds, net of underwriting discounts and commissions, were used to repay outstanding indebtedness under the company's revolving credit facilities and for general corporate purposes.

     The company entered into two interest rate swap agreements in March 2002. These swap agreements, in effect, converted $300 million notional amount of the company's 8 3/4 percent notes and $100 million notional amount of the company's 6.8 percent notes to variable interest rates. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. The fair value of the swaps was $18 million as of June 30, 2002, and is recorded in other assets, with an offsetting amount recorded in long-term debt. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent and 6.8 percent on notional amounts of $300 million and $100 million, respectively, and pays variable rates based on 3-month LIBOR plus a weighted-average spread of 2.51 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12.  Accrued Retirement Benefits consisted of the following (in millions):

                                               June 30,      September 30,
                                                 2002            2001
                                               --------      -------------

Accrued retirement medical costs ..........      $ 311           $ 318
Accrued pension costs .....................        131             158
Other .....................................         32              33
                                                 -----           -----
    Subtotal ..............................        474             509
Less: current liability ...................        (50)            (50)
                                                 -----           -----
       Accrued Retirement Benefits.........      $ 424           $ 459
                                                 =====           =====

13. The company uses foreign exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables. These contracts help minimize the risk of loss from changes in exchange rates, and are generally of short duration (less than three months). The foreign currency denominated payables and receivables are remeasured on a quarterly basis and the foreign exchange contracts are utilized to help offset the earnings impact of the remeasurement. The company has elected not to designate the foreign exchange contracts as hedges. Therefore, change in the fair value of the foreign exchange contracts is recognized in operating income. The net income impact of recording these items in the three- and nine-month periods ended June 30, 2002 and 2001 did not have a significant effect on the results of operations.

     Foreign exchange forward contracts were also utilized to hedge the purchase of equipment payable in foreign currency and were designated as fair value hedges of the firm commitment. The fair value of the firm commitment was recorded as an asset, the value of the forward contracts was recorded as a liability, and there was no impact to earnings during the three- and nine-month periods ended June 30, 2002 and 2001. The value of both the firm commitment and the foreign exchange forward contracts are determined using the foreign exchange forward rates, with all other critical terms of the forward contracts and the hedged transaction being the same. Therefore, the company has determined the change in fair value attributable to the risk being hedged is expected to be completely offset by the change in fair value of the forward contracts. Future assessments of hedge effectiveness will include verifying and documenting if the critical terms of the forward contracts and the firm commitment have changed.

     The company's financial instruments include cash and cash equivalents, short- and long-term debt, interest rate swaps and foreign exchange contracts. As of June 30, 2002, the carrying values of the company's financial instruments approximated their fair values based on prevailing market prices and rates. The notional amount of outstanding foreign exchange contracts aggregated $59 million at June 30, 2002 and $68 million at September 30, 2001. It is the policy of the company not to enter into derivative instruments for speculative purposes.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     Segment information is summarized as follows (in millions):



                                                Three Months Ended   Nine Months Ended
                                                     June 30,            June 30,
                                                ------------------   -----------------
                                                2002       2001       2002       2001
                                                ----       ----       ----       ----
Sales:
Light Vehicle Systems .....................   $   992    $   961    $ 2,757    $ 2,782
Commercial Vehicle Systems ................       622        559      1,637      1,694
Light Vehicle Aftermarket .................       226        235        625        648
Other .....................................        43         39        117        116
                                              -------    -------    -------    -------
               Total ......................   $ 1,883    $ 1,794    $ 5,136    $ 5,240
                                              =======    =======    =======    =======
Operating Income:
Light Vehicle Systems .....................   $    60    $    61    $   157    $   175
Commercial Vehicle Systems ................        35          4         62         26
Light Vehicle Aftermarket .................        19         17         40         28
Other .....................................         2         (2)         2         (8)
                                              -------    -------    -------    -------
               Segment operating income ...       116         80        261        221

Restructuring costs .......................         -          1        (15)       (54)
Gain on sale of business ..................         6          -          6          -
                                              -------    -------    -------    -------
               Operating income ...........       122         81        252        167
Equity in earnings (losses) of affiliates..         -          -         (1)         9
Interest expense, net and other............       (26)       (33)       (79)      (106)
                                              -------    -------    -------    -------
Income before income taxes ................        96         48        172         70
Provision for income taxes ................       (31)       (16)       (55)       (23)
Minority interests ........................        (3)        (2)        (9)        (6)
                                              -------    -------    -------    -------
Income before cumulative effect of
  accounting change .......................   $    62    $    30    $   108    $    41
                                              =======    =======    =======    =======

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The carrying value of goodwill for the company's segments is summarized as follows (in millions):

                                                   June 30,       September 30,
                                                     2002             2001
                                                   ---------      -------------

     Light Vehicle Systems.....................    $     225       $      221
     Commercial Vehicle Systems................          407              400
     Light Vehicle Aftermarket.................          174              172
     Other.....................................            -               42
                                                   ---------       ----------
          Net Goodwill.........................    $     806       $      835
                                                   =========       ==========

15.  Comprehensive income (loss) is summarized as follows (in millions):

                                                   Three Months Ended      Nine Months Ended
                                                        June 30,                June 30,
                                                   ------------------      -----------------
                                                      2002      2001         2002      2001
                                                      ----      ----         ----      ----
     Net income................................     $   62    $   30        $   66     $  41
     Foreign currency translation..............         75       (28)           71       (61)
                                                    ------    ------        ------     -----
     Comprehensive income (loss)...............     $  137    $    2        $  137     $ (20)
                                                    ======    ======        ======     =====

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

     The company has been designated as a potentially responsible party at 8 Superfund sites, excluding sites as to which the company's records disclose no involvement or as to which the company's potential liability has been finally determined. Management estimates the total, reasonably possible costs the company could incur for the remediation of Superfund sites at June 30, 2002, to be approximately $32 million, of which $12 million is recorded as a liability. In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total, reasonably possible costs the company could incur at June 30, 2002, to be approximately $48 million, of which $21 million is recorded as a liability. A portion of the total $33 million environmental-related reserves is included in current liabilities with the majority recorded in noncurrent liabilities (see Notes 9 and 10).

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

     Maremont's asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

                                                   June 30,      September 30,
                                                     2002            2001
                                                   --------      -------------

     Unbilled committed settlements............    $     10        $     12
     Pending claims............................          47              48
     Shortfall and other.......................           9              11
                                                   --------        --------
        Total asbestos-related reserves........    $     66        $     71
                                                   ========        ========
     Asbestos-related recoveries...............    $     57        $     60
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

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Maremont had approximately 34,700 and 27,500 pending asbestos-related claims at June 30, 2002 and September 30, 2001, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. For purposes of establishing reserves for pending asbestos-related claims, Maremont estimates its defense costs and indemnity based on the history and nature of filed claims to date and Maremont's experience since February 1, 2001.

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

                               ARVINMERITOR, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Fiscal 2002 Third Quarter Compared to Fiscal 2001 Third Quarter

Sales for the third quarter of fiscal 2002 were $1,883 million, an increase of $89 million, or 5 percent, as compared to last year's third quarter results. The sales increase was driven primarily by the Commercial Vehicle Systems (CVS) segment, which benefited from stronger build rates for Class 8 trucks in the U.S. and Canada during the third quarter.

Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which requires goodwill to be subject to an annual impairment test and also eliminates goodwill amortization. The adoption of the new accounting standard eliminated goodwill amortization expense of $6 million ($5 million after-tax, or $0.07 per diluted share) for the third quarter of fiscal 2002.

Third-quarter fiscal 2002 operating income was $122 million, compared to $81 million in the third quarter of fiscal 2001. Operating income includes a gain on the sale of the company's exhaust accessories manufacturing operations of $6 million ($4 million after-tax, or $0.06 per diluted share) for the third quarter of fiscal 2002 and a net favorable adjustment of $1 million ($1 million after-tax, or $0.02 per diluted share) relating to the company's restructuring actions for the third quarter of fiscal 2001.

Operating income for the third quarter of fiscal 2002 was $116 million, before the gain on the sale of a business, compared to $80 million, before restructuring costs, for the same period last year, an increase of 45 percent. After adjusting for goodwill amortization expense of $6 million in 2001, operating income increased by $30 million, from $86 million. Operating margin before the gain on the sale of a business and restructuring costs, improved to
6.2 percent, up from 4.5 percent in the prior year's third quarter (4.8 percent after adjusting for goodwill amortization expense). Contributing to the margin increase was the favorable impact of higher volumes and cost-reduction and restructuring activities that have lowered the company's fixed-cost structure.

Equity in earnings of affiliates was zero for the third quarter of fiscal 2002 and fiscal 2001. Interest expense, net and other was $26 million for the third quarter of fiscal 2002, a decrease of $7 million from the same period last year, primarily due to reduced debt levels and the favorable interest rate environment.

The third-quarter effective tax rate was 32 percent. The company expects the full-year effective tax rate to approximate the third-quarter rate, which is up slightly from the full-year effective tax rate for fiscal year 2001 of 31 percent, as adjusted to remove the effects of goodwill amortization.

Net income for the third quarter of fiscal 2002 was $62 million, or $0.91 per diluted share, compared to $30 million, or $0.46 per diluted share, in the same period last year ($35 million, or $0.53 per diluted share adjusted to exclude goodwill amortization expense). Before the gain on the sale of a business, discussed above, net income for fiscal 2002 was $58 million, or $0.85 per diluted share, up from $29 million (before the net favorable adjustment relating to restructuring actions discussed above), or $0.44 per diluted share, for the same period last year ($34 million, or $0.51 per diluted share adjusted to exclude goodwill amortization expense).

                               ARVINMERITOR, INC.

Light Vehicle Systems (LVS) sales were $992 million, up $31 million, or 3 percent, from the third quarter of fiscal 2001. Stronger light vehicle production in North America contributed to the sales increase. Operating income was $60 million, a decrease of $1 million from last year's third quarter. Operating margin fell to 6.0 percent from 6.3 percent in last year's third quarter (6.6 percent after excluding goodwill amortization expense of $2 million). LVS continues to implement cost-reduction initiatives to offset the pricing pressures from the vehicle manufacturers. The pace of implementing planned engineering cost-reductions, however, has lagged behind recent price reductions. Higher engineering costs, associated with new product development, also contributed to the operating margin decline.

CVS sales were $622 million, up $63 million, or 11 percent, from last year's third quarter. The increase in Class 8 truck production in the U.S. and Canada was the major factor in the sales increase. Operating income increased to $35 million, compared to $4 million in the third quarter of fiscal 2001, and operating margin improved to 5.6 percent, up from 0.7 percent in last year's third quarter (1.3 percent after excluding goodwill amortization expense of $3 million). A lower fixed-cost structure resulting from restructuring programs and other cost-reduction actions, coupled with the higher sales, drove the significant operating margin improvement.

Light Vehicle Aftermarket (LVA) sales were $226 million, down $9 million, or 4 percent, from last year's third quarter. LVA continues to experience lower demand in exhaust and shock absorber product lines. Improved pricing and ongoing cost-reduction activities have allowed LVA to increase its operating margin to
8.4 percent, as compared to 7.2 percent in the prior year's third quarter (7.7 percent after excluding goodwill amortization expense of $1 million).

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

For the first nine months of fiscal 2002, sales were $5,136 million, a decrease of $104 million, or 2 percent, compared to the same period last year. The sales decline was driven primarily by lower build rates in the CVS segment.

The adoption of SFAS 142 eliminated goodwill amortization expense of $18 million ($15 million after-tax, or $0.22 per diluted share) for the first nine months of fiscal year 2002 and will eliminate $24 million ($20 million after-tax, or $0.30 per diluted share) for the full year.

                               ARVINMERITOR, INC.

Operating income for the first nine months of fiscal 2002 was $252 million, compared to $167 million in the same period last year. Operating income for the first nine months of fiscal 2002 included restructuring costs of $15 million ($10 million after-tax, or $0.15 per diluted share) and a gain on the sale of the company's exhaust accessories manufacturing operations of $6 million ($4 million after-tax, or $0.06 per diluted share). Operating income for the first nine months of fiscal 2001 included net restructuring charges of $54 million ($35 million after-tax, or $0.53 per diluted share).

The first-quarter fiscal 2002 restructuring charge of $15 million was related to employee and other severance costs for approximately 450 salaried employees. The company expects to recover these costs in less than one year and estimates these actions, when fully implemented, will reduce annual operating costs by approximately $24 million ($16 million after-tax). The company's LVS business is expected to account for approximately 50 percent of the annual savings, CVS business about 42 percent, and LVA and other about 8 percent.

Operating income before the gain on the sale of a business and restructuring costs, discussed above, was $261 million for the first nine months of fiscal 2002, an increase of $40 million, compared to $221 million for the same period last year. This reflects an operating margin of 5.1 percent, up from 4.2 percent last year (4.6 percent after excluding goodwill amortization expense). The company has been able to improve its operating margins, despite a decline in sales, through savings generated by cost-reduction initiatives and restructuring programs.

Equity in losses of affiliates for the first nine months of fiscal 2002 was $1 million, a decline of $10 million, compared to the same period last year, primarily due to lower earnings from commercial vehicle affiliates. Interest expense, net and other, was $79 million for the first nine months of fiscal 2002, a decrease of $27 million, or 25 percent, compared to the same period last year, as a result of reduced debt levels and the favorable interest rate environment. The company has used cash of $118 million to reduce debt levels since September 30, 2001.

The effective tax rate for the first nine months of fiscal 2002 was 32 percent. The company expects the full-year effective tax rate to approximate this rate, which is up slightly from the full-year effective tax rate for fiscal year 2001 of 31 percent, as adjusted to exclude the effects of goodwill amortization.

As required by SFAS 142, "Goodwill and Other Intangible Assets," the company reviewed the fair values of each of its reporting units using discounted cash flows and market multiples. As a result of this review, the company recorded an impairment loss on goodwill as a cumulative effect of accounting change for its coil coating operations (classified as "other" for segment reporting) of $42 million ($42 million after-tax, or $0.62 per diluted share) in the first quarter of fiscal 2002. Increased competition, consolidation in the coil coating applications industry and the struggling U.S. steel market caused a decrease in the fair value of this business.

Income before cumulative effect of accounting change was $108 million for the first nine months of fiscal 2002, or $1.61 per diluted share, as compared to $41 million or $0.62 per diluted share ($56 million, or $0.84 per diluted share adjusted to exclude goodwill amortization expense). Net income before the gain on the sale of a business, restructuring costs and the cumulative effect of accounting change, was $114 million, or $1.70 per diluted share, for the nine months ended June 30, 2002, as compared to net income of $76 million, or $1.15 per diluted share, for the same period last year ($91 million, or $1.37 per diluted share, adjusted to exclude goodwill amortization expense).

                               ARVINMERITOR, INC.

LVS sales were $2,757 million, down $25 million, or 1 percent, from the first nine months of fiscal 2001, and operating income was $157 million, a decrease of $18 million from the same period last year. Operating margin fell to 5.7 percent from 6.3 percent for the same period last year (6.5 percent after excluding goodwill amortization expense of $5 million). Continued pricing pressures from the vehicle manufacturers contributed to the operating margin decline. LVS continues to implement cost-reduction initiatives to offset the pricing pressures from the vehicle manufacturers. The pace of implementing planned engineering cost-reductions, however, has lagged behind recent price reductions. In addition, start-up costs of approximately $6 million associated with a new Detroit manufacturing facility and higher engineering costs also contributed to the margin decline.

CVS sales were $1,637 million, down $57 million, or 3 percent, compared to last year's first nine months. The decline in North American trailer production was the major factor in the sales decrease. Operating income was $62 million, compared to $26 million in the same period last year. CVS operating margin was
3.8 percent, compared to 1.5 percent in the first nine months of fiscal 2001 (2.1 percent after excluding goodwill amortization expense of $9 million). CVS has been able to improve its operating margin by lowering its fixed-cost structure through restructuring programs and other cost-reduction activities.

LVA sales were $625 million, down $23 million, or 4 percent, compared to the first nine months of fiscal 2001. Operating income increased to $40 million from $28 million for the same period last year. LVA operating margin increased to 6.4 percent in the first nine months of fiscal 2002, up from 4.3 percent in fiscal 2001 (4.8 percent after excluding goodwill amortization expense of $3 million). While the markets remained weak for aftermarket parts, LVA was able to increase its operating margin as a result of improved pricing and the impact of ongoing cost reductions.

OUTLOOK

The company expects Class 8 truck production in the U.S. and Canada to increase about 10 percent, to 154,000 units, compared to fiscal year 2001. The company believes the stronger Class 8 truck demand is partially due to the pre-buy before new U.S. emission standards go into effect on October 1, 2002. As a result, the company anticipates Class 8 truck demand in the U.S. and Canada will fall in the first half of fiscal year 2003, and total production will remain relatively flat for the full fiscal year. Western European heavy- and medium-duty truck production is estimated at 373,000 units for fiscal year 2002, down 6 percent from fiscal year 2001. In the light vehicle original equipment markets, current expectations for fiscal year 2002 are a 3 percent increase in North American production, to 16.1 million vehicles, and a 3 percent decline in Western European production, to 16.4 million vehicles. The company expects the light vehicle replacement market to remain weak for the remainder of fiscal year 2002.

Other factors that could affect the company's results for the full fiscal year include the impact of currency fluctuations on sales and operating income, which is difficult to predict. In addition, the company is beginning to experience rising steel prices and spot shortages of certain steel products.

                               ARVINMERITOR, INC.

FINANCIAL CONDITION

Cash provided by operating activities for the first nine months of fiscal 2002 was $251 million, a decrease of $128 million, compared to the first nine months of fiscal 2001 (a decrease of $31 million excluding the proceeds from the sale of receivables under the company's accounts receivable securitization facility, discussed below). Depreciation and other amortization expense was $144 million for the first nine months of fiscal 2002. The company anticipates depreciation and other amortization expense to be approximately $190 million to $200 million for the full fiscal year.

Capital expenditures were $94 million in the first nine months of fiscal 2002, compared to $154 million in the first nine months of fiscal 2001. The decrease was driven by the company's fiscal 2002 cost-reduction initiatives, which included limitations on capital spending and salaried workforce reductions (discussed previously). The company anticipates full-year fiscal 2002 capital expenditures of approximately $180 million to $190 million, which includes the purchase of a facility and related equipment that is currently leased for $35 million. Investing activities included proceeds from the sale of the company's exhaust manufacturing accessories business in the third quarter of fiscal 2002 of $11 million. Investing activities in the first nine months of fiscal 2001 included proceeds of $18 million from the sale of the company's investment in a joint venture. Cash used for other investing activities in fiscal 2002 and fiscal 2001 consists primarily of deferred payments associated with acquisitions made in prior years and additional investment in the company's affiliates.

Cash used for financing activities in the first nine months of fiscal 2002 included a net reduction in debt of $118 million. Included in the net reduction in debt were net proceeds of $394 million from the issuance of notes (see below), and the purchase of preferred capital securities of $18 million. Financing activities also included payments of $20 million for cash dividends and proceeds of $20 million from the exercise of stock options. The company's third-quarter dividend of $0.10 per share was paid on June 10, 2002, to shareowners of record on May 20, 2002. Cash used for financing activities for the first nine months of fiscal 2001 included a decrease in revolving debt of $154 million, the purchase of preferred capital securities of $10 million, purchases of the company's common stock of $31 million and cash dividends of $44 million.

LIQUIDITY

Long-Term Debt

The company has two unsecured credit facilities: a three-year, $400-million revolving credit facility and a five-year, $750-million revolving credit facility. Both facilities mature on June 27, 2005. The company also has $50 million of unsecured lines of credit and a commercial paper program with authorized borrowings of up to $1 billion. Interest rates applicable to the company's commercial paper borrowings are currently higher than the cost of other available sources of financing, and no commercial paper borrowings were outstanding as of June 30, 2002, or September 30, 2001.

                               ARVINMERITOR, INC.

The company's credit facilities require the company to maintain ratios, specified in financial covenants, as of the end of each quarter. These ratios, as defined in the agreements, include a total net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio of 3.25x, and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) of 1.50x. Non-compliance with these covenants would constitute an event of default, and could allow lenders to suspend additional borrowings and accelerate repayment of outstanding borrowings. At June 30, 2002, the company was in compliance with all covenants and there have been no events of default. In addition, if the company's credit ratings are reduced from current investment grade levels, the downgrade would result in increased interest costs and facility fees in connection with these facilities.

On April 12, 2001, the company filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities that may be offered in one or more series on terms to be determined at the time of sale. On February 26, 2002, the company completed a public offering of debt securities under the shelf registration consisting of $400 million 10-year fixed-rate 8 3/4 percent notes due March 1, 2012. The notes were offered to the public at 100 percent of their principal amount, and the proceeds, net of underwriting discounts and commissions, were used to repay existing indebtedness under the company's revolving credit facilities. On July 1, 2002, the company completed a second public offering of debt securities under the shelf registration consisting of $200 million 5-year fixed-rate 6 5/8 percent notes due June 15, 2007. The notes were offered to the public at 99.684 percent of their principal amount, and the proceeds, net of underwriting discounts and commissions, were used to repay outstanding indebtedness under the company's revolving credit facilities and for general corporate purposes.

As discussed in Note 11 to the Consolidated Financial Statements, the company entered into two interest rate swap agreements in March 2002 and, in effect, converted $400 million total notional amount of the company's fixed rate notes to variable interest rates. The company pays variable rates based on 3-month LIBOR, plus a spread.

The company's total debt to capitalization ratio decreased to 61 percent at June 30, 2002, down from 67 percent at September 30, 2001.

Other Financing Arrangements

Accounts Receivable Securitization Facility

As discussed in Note 4 to the Consolidated Financial Statements, the company participates in an accounts receivable securitization facility to improve financial flexibility and lower interest costs. ArvinMeritor Receivables Corporation (ARC), a wholly owned subsidiary of the company, has entered into an agreement to sell an undivided interest in up to $250 million of trade receivables to a group of banks. The accounts receivable sold are reflected as a reduction to accounts receivable in the consolidated balance sheet. As of June 30, 2002 and September 30, 2001, the company had utilized $214 million and $211 million, respectively, of the accounts receivable securitization facility.

                               ARVINMERITOR, INC.

Although the facility allows for the sale of up to $250 million, this is predicated on the amount of qualifying receivables. As of June 30, 2002, ArvinMeritor had sold the maximum amount that was available based on its qualifying receivables. If the company's credit ratings are reduced to certain levels, or if certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facility. At June 30, 2002, the company was in compliance with all covenants.

Leases

The company has entered into agreements to lease certain assets. These assets are held by special purpose entities ("SPEs"), which were established and are owned by independent third parties. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the lease agreements are accounted for as operating leases, and the lease payments are charged to operating income. Under current accounting principles generally accepted in the U.S., the assets and the related obligations are excluded from the consolidated balance sheet, and the company does not consolidate the SPEs, due to ownership by independent third parties. As of June 30, 2002, the original cost of the assets leased under such arrangements was $153 million. Several of these leases require the company to maintain at the end of each quarter financial ratios that are similar to those required by the company's revolving credit agreements. Non-compliance with these covenants could result in termination of the agreements and acceleration of the company's obligation. At June 30, 2002, the company was in compliance with all covenants. In July 2002, the company purchased a facility and related equipment for $35 million that was leased under one of these agreements.

Product Recall Campaign

The company has recalled certain of its commercial vehicle axles equipped with TRW model 20-EDL tie rod ends because of potential safety-related defects in those ends. TRW, Inc. ("TRW") manufactured the affected tie rod ends from June 1999 through June 2000 and supplied them to the company for incorporation into its axle products.

TRW commenced recall campaigns in August 2000 and June 2001, covering 24 weeks of production, due to a purported manufacturing anomaly identified by TRW. However, after an analysis of field returns and customer reports of excessive wear, the company concluded that the defect was based on the design of a bearing used in the ball socket, which is part of the tie rod end, and not on the purported anomaly in the manufacturing process. The company reported its finding to the National Highway Transportation Safety Administration in April 2002 and expanded the recall campaign to cover all of its axle products that had incorporated TRW model 20-EDL tie rod ends.

The company estimates the cost of recalling all TRW Model 20-EDL tie rod ends to be approximately $30 million, of which approximately $13 million is estimated to be covered by TRW's recall campaigns. The company believes that it is entitled to reimbursement by TRW for its costs associated with the campaigns. As of June 30, 2002, the company has not recorded a liability for the expanded recall campaign, and has recorded a $4-million receivable from TRW for reimbursement of customer claims paid to date. On May 6, 2002, the company filed suit against TRW in the U.S. District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty, and seeking compensatory and consequential damages in connection with the recall campaign.

                               ARVINMERITOR, INC.

CRITICAL ACCOUNTING POLICIES

The company's critical accounting policies are discussed in Notes 2, 16, 17 and 20 to the Consolidated Financial Statements as filed on Form 10-K for the year ended September 30, 2001, and Note 16 to the Consolidated Financial Statements in this filing for the quarter ended June 30, 2002.

INTERNATIONAL OPERATIONS

On January 1, 2002, the euro became the sole legal tender in twelve countries of the European Union. The company is engaged in business in many of the countries that participate in the European Monetary Union, and sales for fiscal 2001 in these countries were approximately 18 percent of the company's total sales. In addition, the company enters into foreign exchange contracts denominated in the euro and has borrowings in participating countries.

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

The company enters into foreign exchange forward contracts to minimize the risk of unanticipated gains and losses from currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business (See Note 13 to the Consolidated Financial Statements for information on accounting for these contracts). It is the policy of the company not to enter into derivative financial instruments for speculative purposes.

The company has performed a sensitivity analysis assuming a hypothetical 10-percent adverse movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of June 30, 2002, the analysis indicated that such market movements would not have a material effect on the company's business, financial condition or results of operations. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

As discussed in Note 11 to the Consolidated Financial Statements, the company entered into two interest rate swap agreements in March 2002 and, in effect, converted $400 million total notional amount of the company's fixed-rate notes to variable interest rates. The company pays variable rates based on 3-month LIBOR, plus a spread.

                               ARVINMERITOR, INC.

PART II.  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

     On April 1, 2002, the company issued 626 shares of Common Stock to two non-employee directors of the company, pursuant to the terms of the company's Directors Stock Plan, in lieu of cash payment of the quarterly retainer fee for board service. The issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

Item 5.  Other Information.

     Cautionary Statement

     This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad, including foreign currency exchange rates; the availability and cost of raw materials; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its customers and suppliers; successful integration of acquired or merged businesses; achievement of the expected annual savings and synergies from past and future business combinations; competitive product and pricing pressures; the amount of the company's debt; the ability of the company to access capital markets; the credit ratings of the company's debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the Securities and Exchange Commission. See also "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Quantitative and Qualitative Disclosures about Market Risk" herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                               ARVINMERITOR, INC.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              10a -- Amendment No. 3, dated as of June 26, 2002, to the Amended and Restated 5-Year Revolving Credit Agreement dated as of June 27, 2001, among the company, the foreign subsidiary borrowers and lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, JP Morgan Chase Bank, as Syndication Agent, and Bank of America, N.A., and Citicorp USA, Inc., as Documentation Agents.

              10b -- 3-Year Revolving Credit Agreement, dated as of June 26, 2002, among the company, the lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, JP Morgan Chase Bank, as Syndication Agent, and Deutsche Bank Securities Inc., Citicorp USA, Inc., and UBS Warburg LLC, as Documentation Agents.

              12 -- Computation of ratio of earnings to fixed charges.

              99a -- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99b -- Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)  Reports on Form 8-K.

              The company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                ARVINMERITOR, INC.
                                                -------------------
                                                           (Registrant)

Date       August 14, 2002                By    /S/V.G. Baker, II
         ---------------------------            --------------------------------
                                                V.G. Baker, II
                                                Senior Vice President and
                                                           General Counsel
                                                (For the Registrant)



Date       August 14, 2002                By    /S/D.S. Bullock
         ---------------------------            --------------------------------
                                                D. S. Bullock
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.        Description
-----------        -----------

         (a)  Exhibits.

              10a -- Amendment No. 3, dated as of June 26, 2002, to the Amended and Restated 5-Year Revolving Credit Agreement dated as of June 27, 2001, among the company, the foreign subsidiary borrowers and lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, JP Morgan Chase Bank, as Syndication Agent, and Bank of America, N.A., and Citicorp USA, Inc. as Documentation Agents.

              10b -- 3-Year Revolving Credit Agreement, dated as of June 26, 2002, among the company, the lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, JP Morgan Chase Bank, as Syndication Agent, and Deutsche Bank Securities Inc., Citicorp USA, Inc., and UBS Warburg LLC, as Documentation Agents.

              12 -- Computation of ratio of earnings to fixed charges.

              99a -- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 90b of the Sarbanes-Oxley Act of 2002.

              99b -- Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 90b of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K.

The company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2002.