Form 10-K
period 2002-09-29
ARVINMERITOR INC
filed 2002-12-17
CIK 1113256

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2002
                         COMMISSION FILE NUMBER 1-15983
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant on March 28, 2002 (the last business day of the most recently completed second fiscal quarter) was approximately $1.918 billion.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     67,942,966 shares of the registrant's Common Stock, par value $1 per share, were outstanding on October 31, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 19, 2003 is incorporated by reference into Part III.

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

     ArvinMeritor was incorporated in Indiana in March 2000 in connection with the merger ("Merger") of Meritor Automotive, Inc. ("Meritor") and Arvin Industries, Inc. ("Arvin"). The Merger of Meritor and Arvin into ArvinMeritor was effective on July 7, 2000. As used in this Annual Report on Form 10-K, the terms "company," "ArvinMeritor," "we," "us" and "our" include ArvinMeritor, its consolidated subsidiaries and its predecessors unless the context indicates otherwise.

     Whenever an item of this Annual Report on Form 10-K refers to information in the Proxy Statement for the Annual Meeting of Shareowners of ArvinMeritor to be held on February 19, 2003 (the "2003 Proxy Statement"), or under specific captions in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations or Item 8. Financial Statements and Supplementary Data, the information is incorporated in that item by reference.

     ArvinMeritor serves a broad range of original equipment manufacturer ("OEM") customers worldwide, including truck OEMs, light vehicle OEMs, semi-trailer producers and off-highway and specialty vehicle manufacturers, and certain aftermarkets. Our total sales in fiscal year 2002 were $6.9 billion. Our ten largest customers accounted for approximately 65% of fiscal year 2002 sales. We operated 153 manufacturing facilities in 26 countries around the world in fiscal year 2002, including facilities operated by joint ventures in which we have interests. Sales outside the United States accounted for approximately 50% of total sales in fiscal year 2002. We also participated in twelve joint ventures that generated unconsolidated revenues of $1.6 billion in fiscal 2002.

     We serve customers worldwide through three operating segments:

     - Light Vehicle Systems ("LVS") supplies air and emissions systems, aperture systems (roof and door systems and motion control products), and undercarriage systems (suspension and ride control systems and wheel products) for passenger cars, light trucks and sport utility vehicles to OEMs.

     - Commercial Vehicle Systems ("CVS") supplies drivetrain systems and components, including axles and drivelines, braking systems, suspension systems, and exhaust, ride control and filtration products for medium- and heavy-duty trucks, trailers and off-highway equipment and specialty vehicles to OEMs and to the commercial vehicle aftermarket.

     - Light Vehicle Aftermarket ("LVA") supplies exhaust, ride control and filter products to the passenger car, light truck and sport utility aftermarket.

     Our coil coating operation, which does not primarily focus on automotive products, is classified as "Other."

     Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data contains financial information by segment for each of the three years ended September 30, 2002, including information on sales and assets by geographic area for each segment. The heading "Products" below includes information on LVS, CVS, LVA and Other sales by product for each of the three years ended September 30, 2002.

     References in this Annual Report on Form 10-K to our being a leading supplier or the world's leading supplier, and other similar statements as to our relative market position are based principally on calculations we have made. These calculations are based on information we have collected, including company and industry sales data obtained from internal and available external sources, as well as our estimates. In addition to such quantitative data, our statements are based on other competitive factors such as our technological capabilities, our research and development efforts and innovations and the quality of our products and services, in each case relative to that of our competitors in the markets we address.

     ArvinMeritor began operations as a combined company on July 7, 2000 and, accordingly, does not have an operating history as a combined company prior to that date. Except where otherwise noted, the historic financial information included in this Annual Report on Form 10-K for periods prior to July 7, 2000 reflects the results of Meritor and its consolidated subsidiaries. The information for periods after July 7, 2000 represents the results of ArvinMeritor and its consolidated subsidiaries. This information may not be indicative of our future results of operations, financial position or cash flows.

INDUSTRY DEVELOPMENTS AND OUTLOOK

     The industry in which we operate is cyclical and has been characterized historically by periodic fluctuations in demand for vehicles for which we supply products. Industry cycles can have a positive or negative effect on our financial results. Lower demand in several of our principal markets, including commercial truck and light vehicle markets in North America and light vehicle replacement markets, had a negative effect on our financial results for fiscal years 2001 and 2002.

     For fiscal year 2003, our most recent outlook shows continued weakness in the North American commercial truck markets. We currently expect North American and Western European light vehicle production in fiscal year 2003 to remain relatively flat compared to fiscal year 2002 production. We also anticipate that the light vehicle replacement market for our exhaust and ride control products will remain soft. See "Seasonality; Cyclicality" and Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Overview and Outlook and -- Results of Operations below.

     We have sought to mitigate the effects of down cycles in our markets by improving operational efficiencies and implementing restructuring programs and cost-reduction initiatives, which include reducing our salaried workforce and the number of our facilities. We undertook restructuring actions in fiscal years 2001 and 2002 to improve efficiency and realize cost savings. See "Strategic Initiatives" below and Note 5 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

BUSINESS STRATEGIES

     We are a global supplier of a broad range of integrated systems, modules and components for use in commercial, specialty and light vehicles worldwide and we have developed market positions as a leader in most of our served markets. In the short term, we seek to maintain these market positions in the face of the industry downturns described above. In the longer term, we work to enhance our leadership positions and capitalize on our existing customer, product and geographic strengths, and to increase sales, earnings and profitability. We employ various business strategies to achieve these goals.

     Several significant factors and trends in the automotive industry present opportunities and challenges to industry suppliers and influence our business strategies. These factors and trends include the cyclicality of the industry, consolidation and globalization of OEMs and their suppliers, increased outsourcing by OEMs, increased demand for modules and systems by OEMs, and an increasing emphasis on engineering and technology. Our business strategies, which are influenced by these industry factors and trends, include the following:

     Minimize the Risks of Cyclicality Through Business Diversity. As noted above, the automotive industry is cyclical in nature and subject to periodic fluctuations in demand for vehicles. This in turn results in fluctuation in demand for our products. We seek to diversify our business in order to mitigate the effects of market downturns and better accommodate the changing needs of OEMs. We strive to maintain diversity in three areas:

     - Revenues. We manufacture and sell a wide range of products in various segments of the automotive market. For fiscal year 2002, our annual sales include $3.6 billion for LVS, $2.3 billion for CVS,

       $0.8 billion for LVA and $0.2 billion for Other. Our goal is to maintain this sales diversity rather than to focus primarily on one segment, and to be a leader in all three of our markets.

     - Customers. A diverse customer base helps to mitigate market fluctuations. We have a large customer base comprised of most major vehicle producers. Our top ten customers comprised approximately 65% of our sales in fiscal year 2002.

     - Global Presence. Cycles in the major geographic markets of the automotive industry are not necessarily concurrent or related. We seek to maintain a strong global presence and to expand our global operations to mitigate the effect of periodic fluctuations in demand in one or more geographic areas. A strong global presence also helps to meet the global sourcing needs of our customers.

     Focus on Organic Growth While Reviewing Strategic Opportunities. We have identified the most successful aspects of our business, and we are working to grow those areas. We seek to take advantage of opportunities for operating synergies and cross selling of products between our light vehicle and commercial vehicle businesses. The Merger provided opportunities for cross-marketing of products and services to customers of the two constituent companies, and we continue to pursue these opportunities. For example, CVS has been awarded its first contract to supply Caterpillar Inc. with exhaust products for commercial vehicles in North America.

     We also consider strategic opportunities that could enhance the company's growth. Automotive suppliers continue to consolidate into larger, more efficient and more capable companies and collaborate with each other in an effort to better serve the global needs of their OEM customers. We regularly evaluate various strategic and business development opportunities, including licensing agreements, marketing arrangements, joint ventures, acquisitions and dispositions. We remain committed to selectively pursuing alliances and acquisitions that would allow us to gain access to new customers and technologies, enter new product markets and implement our business strategies. We also intend to continue to review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. See "Strategic Initiatives" and "Joint Ventures" for information on initiatives in these areas.

     Grow Content Per Vehicle Through Technologically Advanced Systems and Modules. Increased outsourcing by OEMs has resulted in higher overall per vehicle sales by independent suppliers and presents an opportunity for supplier sales growth at a faster rate than the overall automotive industry growth trend. OEMs are also demanding modules and integrated systems that require little assembly by the OEM customer. In both light and commercial vehicle markets, we believe that the trend is also away from sales of components to customers, and toward integration of components into systems and eventual joint development of integrated vehicles with development partners.

     One of our significant growth strategies is to provide a higher level of engineering and design expertise, to develop new products and improve existing products that meet these customer needs. We will continue to invest in new technologies and product development, and will work closely with our customers to develop and implement design, engineering, manufacturing and quality improvements. We will also continue to integrate our existing product lines by using our design, engineering and manufacturing expertise and teaming with technology partners to expand sales of higher-value modules and systems. For example:

     - LVS has developed the Air2Air(TM) system, an integrated airflow system that expands our existing exhaust system products to incorporate air induction components that are customarily produced internally by OEMs. The first integrated system is scheduled for production on the 2003 Chevrolet SSR.

     - LVS is a leading supplier of complete roof modules comprised of a roof head liner bound to an outer shell using a patented process. These modules can also incorporate LVS sunroof technology and such items as sun visors, grab handles and interior lighting, as well as antennae and speakers. Our roof module is featured in the DaimlerChrysler SMART car and has been accepted by a second global OEM.

     - LVS has been awarded a $300 million annual contract to provide a complete front suspension module for a popular sport utility vehicle.

     - CVS has a contract to provide advanced front and rear suspension systems for the new Blue Bird Wanderlodge M380 luxury motor coach.

     Management believes that the strategy of continuing to introduce new and improved systems and technologies will be an important factor in our efforts to achieve our growth objectives. We will draw upon the engineering resources of our Technical Centers in Troy, Michigan, and Columbus, Indiana, and our engineering centers of expertise in the United States, Brazil, Canada, France, Germany and the United Kingdom. See "Research and Development" below.

     Enhance Core Products to Address Safety and Environmental Issues. Another industry trend is the increasing amount of vehicle content that responds to changes in environmental and safety-related regulatory requirements. OEMs select suppliers based not only on the cost and quality of products, but also on responsiveness to these customer needs. In order to meet these demands, we focus significant attention on our core products and seek to develop products that address safety and environmental concerns.

     To address safety, our LVS group designs its aperture systems with stronger materials, creates designs that enhance the vehicle's crashworthiness and develops undercarriage systems that offer improved ride and vehicle control dynamics. Our CVS group, for example, is focusing on the integration of braking and stability products and suspension products, as well as the development of electronic control capabilities. CVS is also developing braking systems technology that would assist customers in meeting proposed U.S. regulations to improve braking performance and reduce stopping distances for commercial motor vehicles.

     With respect to environmental regulations, LVS is an industry leader in air and emissions systems that improve fuel economy and reduce air pollutants, and CVS is applying our expertise in light vehicle air and emissions to the commercial vehicle market. Looking forward, we continue to develop technical expertise that will permit us to assist customers in meeting new and more stringent emissions requirements that will be phased in over the next ten years in our primary markets in North America and Europe.

     Drive a Continuous Improvement Culture Focused on Economic Profit and Return on Capital. In 2001, we implemented the ArvinMeritor Performance System, a continuous improvement initiative that guides our philosophy for achieving operational excellence, eliminating waste, improving quality and earning customer loyalty. Throughout the company, continuous improvement teams have achieved significant cost savings, increased productivity and efficiency and streamlined operations. They have focused on eliminating non-value-added tasks, reducing lead and cycle times and improving customer service.

     A continuous improvement culture is important to our business operations and to maintaining and improving our earnings. Process improvement initiatives should help us achieve our goals with respect to economic profit, which is net operating profit after taxes less a cost of capital charge for net assets employed. We believe that economic profit is a key performance measure, and that our focus on economic profit in fiscal year 2002 helped us achieve strong cash flow and debt reduction.

PRODUCTS

     ArvinMeritor designs, develops, manufactures, markets, distributes, sells, services and supports a broad range of products for use in commercial, specialty and light vehicles. In addition to sales of original equipment systems and components, we provide our products to OEMs, dealers, distributors, fleets and other end-users in certain aftermarkets.

     The following chart sets forth operating segment sales by product for each of the three fiscal years ended September 30, 2002. Product sales by Arvin and its subsidiaries are included only for periods after the date of the Merger. A narrative description of the principal products of our three operating segments and other operations follows the chart.

                                SALES BY PRODUCT

                                                              FISCAL YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
LVS:
     Air and Emissions Systems(1)...........................   26%    25%     7%
     Aperture Systems(1)....................................   17     17     23
     Undercarriage Systems(1)...............................   10     11      9
                                                              ---    ---    ---
          Total LVS.........................................   53%    53%    39%
                                                              ---    ---    ---
CVS:
     Drivetrain Systems.....................................   15%    14%    26%
     Braking Systems........................................    8      8     13
     Specialty Systems......................................    5      5      8
     Suspension Systems and Trailer Products(1).............    5      5      9
                                                              ---    ---    ---
          Total CVS.........................................   33%    32%    56%
                                                              ---    ---    ---
LVA(1):
     Filter Products........................................    5%     4%     1%
     Exhaust Products.......................................    4      5      2
     Ride Control Products..................................    3      4      1
                                                              ---    ---    ---
          Total LVA.........................................   12%    13%     4%
                                                              ---    ---    ---
Other(1)....................................................    2%     2%     1%
                                                              ---    ---    ---
Total.......................................................  100%   100%   100%
                                                              ===    ===    ===

---------------
(1) Sales relating to motion control products (included in aperture systems), ride control systems (included in undercarriage systems and suspension systems and trailer products), air and emissions systems, LVA products and Other are included only for periods after the date of the Merger, July 7, 2000.

  Light Vehicle Systems

     A key strategy of LVS is to enhance our market position in air and emissions systems, aperture systems (including roof and door systems and motion control products), and undercarriage components and systems (including suspension and ride control systems and wheel products). The following products comprise our LVS portfolio.

     Air and Emissions Systems

     We are a leading global supplier of a complete line of exhaust system components, including mufflers, exhaust pipes, catalytic converters and exhaust manifolds. We sell these products to OEMs primarily as original equipment, while also supporting manufacturers' needs for replacement parts and dealers' needs for service parts. We also produce our Air2Air(TM) system, which combines air induction and exhaust systems into an integrated airflow system for OEM customers and provides an overall improved airflow system for better system performance with less development time.

     We participate in this business both directly and through joint ventures and affiliates. These alliances include our 50% interest in Arvin Sango Inc., an exhaust joint venture based in North America, and our 49% interest in Zeuna Starker GmbH & Co., an exhaust systems supplier headquartered in Germany. See "Joint Ventures" below.

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

     Door Systems. We are a leading supplier of integrated door modules and systems, including manual and power window regulators and latch systems. Our wide range of power and manual door system products utilize numerous technologies, including our own electric motors, which are designed for individual applications and to maximize operating efficiency and reduce noise levels. We manufacture window regulators at plants in North and South America, Europe and the Asia/Pacific region for light vehicle and heavy-duty commercial vehicle OEMs.

     We also supply manual and power activated latch systems to light vehicle and heavy-duty commercial vehicle manufacturers. Our access control products include modular and integrated door latches, actuators, trunk and hood latches and fuel flap locking devices with leadership market positions in Europe and a market presence in North America and the Asia/Pacific region. We have access control systems manufacturing and/or assembly facilities in North and South America, Europe and the Asia/Pacific region.

     Motion Control Products. We are a worldwide leader in the manufacture and supply of motion control and counterbalancing products for the automotive industry. Our products include gas lift supports and vacuum actuators. We have motion control products manufacturing facilities in the United States and the United Kingdom.

    Undercarriage Systems

     Suspension Systems. Through our 57%-owned joint venture with Mitsubishi Steel Manufacturing Co., we are one of the leading independent suppliers of products used in suspension systems for passenger cars, light trucks and sport utility vehicles in North America. Our suspension system products, which are manufactured at facilities in the United States and Canada, include coil springs, stabilizer bars and torsion bars. In addition, we supply automotive suspension components for the European light vehicle market from a manufacturing facility in England.

     Ride Control Systems. We provide ride control products, including shock absorbers, struts, ministruts and corner modules. We participate in this business both directly and through a joint venture. We manufacture ride control products and are a leading supplier in the European OEM market through a joint venture with Kayaba Industries, Inc. ("Kayaba"). See "Joint Ventures" below.

     Wheel Products. We are a leading supplier of steel wheel products to the light vehicle OEM market, principally in North and South America. We have wheel manufacturing facilities in Brazil and Mexico. Our wheel products include fabricated steel wheels, bead seat attached wheels, full-face designed wheels and clad wheels with the appearance of a chrome finish. Our cladding process offers enhanced styling options previously available only in aluminum wheels.

 Commercial Vehicle Systems

    Drivetrain Systems

     Truck Axles. We are one of the world's leading independent suppliers of axles for medium- and heavy-duty commercial vehicles, with axle manufacturing facilities located in North America, South America,

Europe and the Asia/Pacific region. Our extensive truck axle product line includes a wide range of drive and non-drive front steer axles and single and tandem rear drive axles, which can include driver-controlled differential lock for extra traction, aluminum carriers to reduce weight and pressurized filtered lubrication systems for longer life. Our front steer and rear drive axles can be equipped with our cam, wedge or air disc brakes, automatic slack adjusters and anti-lock braking systems.

     Drivelines and Other Products. We also supply universal joints and driveline components, including our Permalube(TM) universal joint, a permanently lubricated universal joint used in the high mileage on-highway market.

    Braking Systems

     We are a leading independent supplier of air and hydraulic brakes to medium- and heavy-duty commercial vehicle manufacturers in North America and Europe. In Brazil, the third largest truck and trailer market in the world, our 49%-owned joint venture with Randon S. A. Veiculos e Implementos is a leading supplier of brakes and brake-related products.

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

     Federal regulations require that new heavy- and medium-duty vehicles sold in the United States be equipped with anti-lock braking systems ("ABS"). Our 50%-owned joint venture with WABCO Automotive Products ("WABCO"), a wholly-owned subsidiary of American Standard, Inc., is the leading supplier of ABS and a supplier of other electronic and pneumatic control systems for North American heavy-duty commercial vehicles. The joint venture also supplies hydraulic ABS to the North American medium-duty truck market.

    Specialty Systems

     Off-Highway Vehicle Products. We supply heavy-duty axles, brakes and drivelines for use in numerous off-highway vehicle applications, including construction, material handling, agriculture, mining and forestry, in North America, South America, Europe and the Asia/Pacific region. These products are designed to tolerate high tonnages and operate under extreme conditions. In October 2002, we announced an agreement to sell our off-highway planetary axle business. See "Strategic Initiatives" below.

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

     Suspension Systems and Trailer Products

     We believe we are the world's leading manufacturer of heavy-duty trailer axles, with leadership positions in North America and in Europe. Our trailer axles are available in over 40 models in capacities from 20,000 to 30,000 pounds for virtually all heavy trailer applications and are available with our broad range of brake products, including ABS. In addition, we supply trailer air suspension systems and products for which we have strong market positions in Europe and an increasing market presence in North America.

     In August 2002, we entered into a 50%-owned joint venture with Randon Participacoes to develop, manufacture and sell truck suspensions, trailer axles and suspensions and related wheel-end products in the South American market. See "Joint Ventures" below.

     Transmissions

     Our 50%-owned joint venture with ZF Friedrichshafen AG ("ZF")produces technologically advanced transmission components and systems for heavy vehicle OEMs and the aftermarket in the United States, Canada and Mexico. This transmission product line enables us to supply a complete drivetrain system to heavy-duty commercial vehicle manufacturers in North America. The most recent additions to the joint venture's range of transmission models include FreedomLine(TM), a fully automated mechanical truck transmission without a clutch pedal, and SureShift(TM), a shift-by-wire system that provides the operating ease of an automatic transmission with full manual control by the driver.

  Light Vehicle Aftermarket

     The principal LVA products include mufflers; exhaust and tail pipes; catalytic converters; shock absorbers; struts; and automotive oil, air, and fuel filters. These products are sold under the brand names Arvin(R)(mufflers); Gabriel(R) (shock absorbers); and Purolator(R) (filters). LVA also markets products under private label to customers such as Pep Boys and CARQUEST (ride control) and Quaker State (filters).

  Other

     "Other" consists of business units that are not focused predominantly on automotive products and includes our coil coating operation. Coated steel and aluminum substrates are used in a variety of applications, which include consumer appliances; roofing and siding; garage and entry doors; heating, ventilation and air conditioning (HVAC); and transportation.

CUSTOMERS; SALES AND MARKETING

     ArvinMeritor's operating segments have numerous customers worldwide and have developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 65% of our total sales in fiscal year 2002.

     Original Equipment. Both LVS and CVS market and sell products principally to OEMs. In North America, CVS also markets truck and trailer products directly to dealers, fleets and other end-users, which may designate the components and systems of a particular supplier for installation in the vehicles they purchase from OEMs.

     Consistent with industry practice, LVS and CVS make most of their sales to OEMs through open purchase orders, which do not require the purchase of a minimum number of products. The customer typically may cancel these purchase orders on reasonable notice. LVS and CVS also sell products to certain customers under long-term arrangements that require us to provide annual cost reductions (through price reductions or other cost benefits for the OEMs). If we were unable to generate sufficient cost savings in the future to offset such price reductions, our gross margins would be adversely affected.

     Both LVS and CVS are dependent upon large OEM customers with substantial bargaining power with respect to price and other commercial terms. Although we believe that our businesses generally enjoy good relations with our OEM customers, loss of all or a substantial portion of sales to any of our large volume customers for whatever reason (including, but not limited to, loss of contracts, reduced or delayed customer requirements, plant shutdowns, strikes or other work stoppages affecting production by such customers) could have a significant adverse effect on our financial results. During fiscal year 2002, DaimlerChrysler AG (which owns Chrysler, Mercedes-Benz AG and Freightliner Corporation) accounted for approximately $670 million of sales for LVS, $410 million of sales for CVS and $20 million of sales for LVA, or 16% of our total sales. In addition, General Motors Corporation accounted for approximately $840 million of sales for LVS, $65 million of sales for CVS and $15 million of sales for LVA, or 13% of our total sales, and Ford Motor Company accounted for approximately $605 million of sales for LVS, $30 million of sales for CVS and $90 million of sales for LVA, or 11% of our total sales. No other customer accounted for over 10% of our total sales in fiscal year 2002.

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

COMPETITION

     Each of ArvinMeritor's businesses operates in a highly competitive environment. LVS and CVS compete worldwide with a number of North American and international providers of components and systems, some of which belong to, or are associated with, some of our customers. Some of these competitors are larger and some are smaller than the company in terms of resources and market shares. The principal competitive factors are price, quality, service, product performance, design and engineering capabilities, new product innovation and timely delivery. LVS has numerous competitors across its various product lines worldwide, including Tenneco, Faurecia and Eberspaecher (air and emissions systems); Webasto and Inalfa (roof systems); Brose, Magna, Hi-Lex and Grupo Antolin (door systems); Kiekert and Valeo (latch systems); Stabilus (motion control products); Thyssen-Krupp and NHK Spring (suspension systems); Kayaba, Tenneco and Sachs (ride control systems); and Hayes-Lemmerz and Michelin (wheel products). The major competitors of CVS are Dana Corporation and Eaton Corporation (truck axles and drivelines); Knorr/Bendix and Haldex Braking Systems (braking systems); Hendrickson and Holland-Neway (suspension systems); Hendrickson and Dana (trailer products); and Eaton Corporation (transmissions). In addition, certain OEMs manufacture for their own use products of the types we supply, and any future increase in this activity could displace our sales.

     LVA competes with both OEMs and independent suppliers in North America and Europe and serves the market through our own sales force, as well as through a network of manufacturers' representatives. Major competitors include Tenneco, Goerlicks, Bosal, Flowmaster, Sebring and Remus (exhaust products); Tenneco, Kayaba and Sachs (ride control products); and Champion Laboratories, Honeywell, Dana, Mann & Hummel, Sogefi Filtration and Mahle (filtration products). Competitive factors include customer loyalty, competitive pricing, customized service, quality, timely delivery, product development and manufacturing process efficiency.

     Our coil coating operation competes with other coil coaters and with customers' internal painting systems.

RAW MATERIALS AND SUPPLIES

     We believe we have adequate sources for the supply of raw materials and components for our business segments' manufacturing needs with suppliers located around the world. We do, however, concentrate our purchases of certain raw materials and parts over a limited number of suppliers, some of which are located in developing countries, and we are dependent upon the ability of our suppliers to meet performance and quality specifications and delivery schedules. Although we historically have not experienced any significant difficulties in obtaining an adequate supply of raw materials and components necessary for our manufacturing operations, the loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could have an adverse effect on us.

     On March 5, 2002, President Bush, acting under Section 201 of the Trade Act of 1974, imposed tariffs of up to 30% on imports of most flat rolled carbon steel products for a three-year period. Imports of finished steel have decreased since imposition of the tariffs, and we began to experience rising steel prices and spot shortages of certain steel products as a result of these tariffs in the second half of fiscal year 2002. We cannot predict the effect of the tariffs on availability of steel in fiscal year 2003. If supplies are inadequate for our needs, or if prices increase significantly and we are unable to either pass these price increases to our customer base or mitigate the cost increases by alternative sourcing of material or components, our sales and operating income could be adversely affected.

STRATEGIC INITIATIVES

     We regularly consider various strategic and business opportunities, including licensing agreements, marketing arrangements and acquisitions, and review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued.

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

     Consistent with this trend, we completed the Merger of Arvin and Meritor in fiscal year 2000 in order to enhance the financial strength, diversity of operations and product lines of both companies and to better position ourselves to take advantage of global opportunities. In addition, we believe that efficiencies and cost savings resulting from the Merger enable us to improve upon and increase our strategic options and lower our average cost of capital.

     On October 31, 2002, we announced that we had entered into an agreement to sell our off-highway planetary axle business to Axle Tech International, an affiliate of Wynnchurch Capital, Ltd. The sale includes manufacturing sites at Oshkosh, Wisconsin and St. Etienne, France and the planetary axle operations in Osasco, Brazil, and Seoul, Korea and is contingent on the satisfaction of certain conditions. We expect to complete the transaction in the first half of fiscal year 2003.

     In the first quarter of fiscal 2002, we recorded a restructuring charge of $15 million to realign certain operations to reflect the weak demand in our major markets. The charge related to employee severance benefits for approximately 450 salaried employees. See Note 5 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

     No assurance can be given as to whether or when any additional strategic initiatives will be consummated in the future. We will continue to consider acquisitions as a means of growing the company or adding needed technologies, but cannot predict whether our participation or lack of participation in industry consolidation will ultimately be beneficial to us. If an agreement with respect to any additional acquisitions were to be reached, we could finance such acquisitions by issuance of additional debt or equity securities or by using our accounts receivable securitization facility. The additional debt from any such acquisitions, if consummated, could increase our debt to capitalization ratio. In addition, the ultimate benefit of any acquisition would depend on our ability to successfully integrate the acquired entity or assets into our existing business and to achieve any projected synergies.

JOINT VENTURES

     As the automotive industry has become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. At September 30, 2002, we participated in 26 joint ventures with interests in the United States, Brazil, Canada, China, Colombia, the Czech Republic,

Germany, Hungary, India, Italy, Japan, Mexico, South Africa, Spain, Turkey, Venezuela and the United Kingdom.

     In accordance with accounting principles generally accepted in the United States, our consolidated financial statements include the operating results of those majority-owned joint ventures in which we have control. Significant consolidated joint ventures include our 57%-owned North American joint venture with Mitsubishi Steel Manufacturing Co. (suspension products for passenger cars, light trucks and sport utility vehicles); and our 75% interest in a joint venture in Spain with Kayaba (ride control products). Significant unconsolidated joint ventures include our 50%-owned North American joint venture with WABCO (ABS systems for heavy-duty commercial vehicles); our 50%-owned joint venture in the United States with ZF (transmissions); our 50% interest in Arvin Sango Inc. in the United States and our 49% interest in Zeuna Starker GmbH & Co. in Germany (air and emissions systems).

     In August 2002, we formed a 50%-owned joint venture with Randon Participacoes to develop, manufacture and sell truck suspensions, trailer axles and suspensions and related wheel-end products in the South American market. The joint venture will combine our product technology and customer contacts with Randon's manufacturing and operations expertise and could enhance both our market penetration in South America and our product portfolio outside of the region.

     In October 2002, Kayaba purchased our 40% interest in a Spanish joint venture that manufactures steering pumps, and our participation in this joint venture was terminated.

     On December 17, 2002, we entered into agreements to purchase the remaining 51% interest in Zeuna Starker GmbH & Co. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity.

RESEARCH AND DEVELOPMENT

     We have significant research, development, engineering and product design capabilities. We spent $132 million in fiscal year 2002, $136 million in fiscal year 2001, and $115 million in fiscal year 2000 on research, development and engineering. At September 30, 2002, we employed approximately 1,700 professional engineers and scientists.

PATENTS AND TRADEMARKS

     We own or license many United States and foreign patents and patent applications in our manufacturing operations and other activities. While in the aggregate these patents and licenses are considered important to the operation of our businesses, management does not consider them of such importance that the loss or termination of any one of them would materially affect a business segment or ArvinMeritor as a whole. (See Item 3. Legal Proceedings for information regarding a patent infringement lawsuit filed against the company by Eaton Corporation and adverse judgments in the case.)

     Our registered trademarks ArvinMeritor(R), Arvin(R) and Meritor(R) are important to our business. Other significant trademarks owned by us include Gabriel(R) (shock absorbers and struts) and Purolator(R) (filters) with respect to LVA, and ROR(TM) (trailer axles) with respect to CVS. In connection with the 1997 spin-off of Meritor's common stock to the shareowners of Rockwell International Corporation (now Rockwell Automation, Inc., and referred to in this Annual Report on Form 10-K as "Rockwell") and the transfer of Rockwell's automotive businesses to Meritor, Meritor entered into an agreement that allows us to continue to apply the "Rockwell" brand name to our products until September 30, 2007.

EMPLOYEES

     At September 30, 2002, we had approximately 32,000 full-time employees. At that date, approximately 4,500 employees in the United States and Canada were covered by collective bargaining agreements and most of our facilities outside of the United States and Canada were unionized. We believe our relationship with unionized employees is satisfactory. No significant work stoppages have occurred in the past five years.

ENVIRONMENTAL MATTERS

     Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have, and will continue to have, an impact on our manufacturing operations. We record liabilities for environmental issues in the accounting period in which our responsibility is established and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, we record a liability for our allocable share of costs related to our involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. At environmental sites in which we are the only potentially responsible party, we record a liability for the total estimated costs of remediation before consideration of recovery from insurers or other third parties.

     We have been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined. Management estimates the total reasonably possible costs we could incur for the remediation of Superfund sites at September 30, 2002, to be approximately $34 million, of which $13 million is recorded as a liability.

     In addition to Superfund sites, various other lawsuits, claims and proceedings have been asserted against us, alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs we could incur at September 30, 2002, to be approximately $50 million, of which $21 million is recorded as a liability.

     The process of estimating environmental liabilities is complex and dependent on physical and scientific data at the site, uncertainties as to remedies and technologies to be used, and the outcome of discussions with regulatory agencies. The actual amount of costs or damages for which we may be held responsible could materially exceed the foregoing estimates because of these uncertainties and others (including the financial condition of other potentially responsible parties and the success of the remediation) that make it difficult to accurately predict actual costs. However, based on management's assessment, after consulting with Vernon G. Baker, II, Esq., General Counsel of ArvinMeritor, and subject to the difficulties inherent in estimating these future costs, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business, financial condition or results of operations. In addition, in future periods, new laws and regulations, advances in technology and additional information about the ultimate clean-up remedy could significantly change our estimates. Management cannot assess the possible effect of compliance with future requirements.

INTERNATIONAL OPERATIONS

     Approximately 40% of our total assets as of September 30, 2002 and 38% of fiscal year 2002 sales were outside North America. See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for financial information by geographic area for the three fiscal years ended September 30, 2002.

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

     - tax laws; and

     - labor disruptions.

There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

     The impact that the euro and other currencies will have on our sales and operating income is difficult to predict in fiscal year 2003. We enter into foreign currency contracts to help minimize the risk of loss from currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. It is our policy not to enter into derivative financial instruments for speculative purposes and, therefore, we hold no derivative instruments for trading purposes. We have not experienced any material adverse effect on our business, financial condition or results of operations related to these foreign currency contracts. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk below.

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

     The following table sets forth vehicle production in principal markets served by LVS and CVS for the last five fiscal years:

                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                              2002   2001   2000   1999   1998
                                                              ----   ----   ----   ----   ----
Light Vehicles (in millions):
  North America.............................................  16.4   15.6   17.5   16.9   15.4
  South America.............................................   1.9    2.2    2.0    1.5    2.0
  Western Europe (including Czech Republic).................  16.4   16.9   16.7   16.5   16.1
  Asia/Pacific..............................................  17.1   16.9   17.5   15.6   15.4
Commercial Vehicles (in thousands):
  North America, Heavy-Duty Trucks..........................   170    150    294    323    263
  North America, Medium-Duty Trucks.........................   133    144    172    185    158
  United States and Canada, Trailers........................   145    208    367    366    327
  Western Europe, Heavy- and Medium-Duty Trucks.............   354    386    400    376    362
  Europe, Trailers..........................................   101    110    119    124    130

---------------
Source: Automotive industry publications and management estimates.

     We believe that the stronger heavy-duty truck demand in North America in fiscal year 2002 was partially due to the pre-buy before new U.S. emission standards went into effect on October 1, 2002. As a result, we anticipate the North American heavy-duty truck market to be slightly weaker in fiscal year 2003, with production at an estimated 161,000 units. In Western Europe, we expect production of heavy- and medium-duty trucks to decrease approximately 5% to 337,000 units. Our most recent outlook shows North American and Western European light vehicle production to be 16.0 million and 16.5 million vehicles, respectively, during fiscal year 2003. See "Industry Developments and Outlook" above and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview and Outlook and -- Results of Operations below for information on downturns in certain markets and their effects on our sales and earnings.

AVAILABLE INFORMATION

     We make available free of charge through our web site
(www.arvinmeritor.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission, as soon as reasonably practicable after they are filed.

CAUTIONARY STATEMENT

     This Annual Report on Form 10-K contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad, including foreign currency exchange rates; the availability and cost of raw materials; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its customers and suppliers; successful integration of acquired or merged businesses; achievement of the expected annual savings and synergies from past and future business combinations; competitive product and pricing pressures; the amount of the company's debt; the ability of the company to access capital markets; the credit ratings of the company's debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the Securities and Exchange Commission. See also the following portions of this Annual Report on Form 10-K: Item 1. Business -- "Industry Developments and Outlook"; "Customers; Sales and Marketing"; "Competition"; "Raw Materials and Supplies"; "Strategic Initiatives"; "Environmental Matters"; "International Operations"; and "Seasonality; Cyclicality"; Item 3. Legal Proceedings; and Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 2.  PROPERTIES.

     At September 30, 2002, our operating segments and joint ventures had the following facilities in the United States, Europe, South America, Canada, Mexico, Australia, South Africa and the Asia/Pacific region:

                                     MANUFACTURING   ENGINEERING FACILITIES, SALES OFFICES, WAREHOUSES
                                      FACILITIES                    AND SERVICE CENTERS
                                     -------------   -------------------------------------------------
LVS................................        88                                45
CVS................................        41                                51
LVA................................        20                                17
Other..............................         4                                 3

     These facilities had an aggregate floor space of approximately 33.2 million square feet, substantially all of which is in use. We owned approximately 74% and leased approximately 26% of this floor space. There are no major encumbrances (other than financing arrangements that in the aggregate are not material) on any of our plants or equipment. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2002, is as follows:

                                           OWNED                           LEASED
                                        FACILITIES                       FACILITIES
                              -------------------------------   -----------------------------
          LOCATION             LVS      CVS      LVA    OTHER    LVS     CVS     LVA    OTHER   TOTAL
          --------            ------   ------   -----   -----   -----   -----   -----   -----   ------
                                                   (IN THOUSANDS OF SQUARE FEET)
United States...............   4,538    4,360   1,717    642      464   1,572     521    507    14,321
Canada......................     449      413      --     --       89     160      84     --     1,195
Europe......................   3,861    2,790   1,026     --    2,639     150     644     --    11,110
Asia/Pacific................     448      471      --     --      147     658     597     --     2,321
Latin America...............   1,133    2,120     324     --       89      42     186     --     3,894
Africa......................     304       --      --     --       --      11       2     --       317
                              ------   ------   -----    ---    -----   -----   -----    ---    ------
          Total.............  10,733   10,154   3,067    642    3,428   2,593   2,034    507    33,158
                              ======   ======   =====    ===    =====   =====   =====    ===    ======

     In October 2002, we announced an agreement to sell our off-highway planetary axle business. The sale includes two owned manufacturing facilities, in Oshkosh, Wisconsin, USA and St. Etienne, France, with a total of 834,000 square feet of floor space.

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

     - A separate phase of the trial was held in April 1999, without a jury, with respect to Meritor's allegations that Eaton had engaged in inequitable conduct in obtaining its patent and that the patent was therefore unenforceable. On February 9, 2001, the judge ruled against us on the second phase of the proceedings, finding that we had not provided clear and convincing evidence of inequitable conduct by Eaton in obtaining its patent.

     - On September 19, 2001, the judge granted Eaton's request for a permanent injunction against our manufacturing or selling the Engine
       SynchroShift(TM) transmission and any "colorable variations."

     - On October 11, 2001, the judge denied our motions for a new trial and for judgment as a matter of law.

We have appealed these judgments and orders to the United States Court of Appeals for the Federal Circuit and oral arguments were held in October 2002. Based on advice of M. Lee Murrah, Esq., Chief Intellectual Property Counsel of ArvinMeritor, management believes our truck transmissions do not infringe Eaton's patent. We intend to continue to defend this suit vigorously.

     Maremont Corporation ("Maremont," a subsidiary of ArvinMeritor) and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986. During fiscal years 1997 through 2002, Maremont paid approximately $52 million to address asbestos-related claims, substantially all of which was reimbursed by insurance.

     Maremont's potential liabilities for asbestos-related claims include the following:

     - Unbilled committed settlements entered into by the Center for Claims
       Resolution: Maremont participated in the Center for Claims Resolution ("CCR") and agreed to share with other CCR members in the payments of defense and indemnity costs for asbestos-related claims. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 1, 2001, when it was reorganized and discontinued negotiating shared settlements.

     - Pending claims: Since February 1, 2001, Maremont has hired its own litigation counsel and is committed to examining the merits of each asbestos-related claim. For purposes of establishing reserves for pending asbestos-related claims, Maremont estimates its defense and indemnity costs based on the history and nature of filed claims to date and Maremont's experience since February 1, 2001. Maremont had approximately 37,500 and 27,500 pending asbestos-related claims at September 30, 2002 and 2001, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries.

     - Shortfall: Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares. In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs' attorneys, and an estimate of Maremont's obligation for the shortfall is included in the total asbestos-related reserves (discussed below). In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue.

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

     At September 30, 2002, Maremont had established reserves of $66 million relating to these potential asbestos-related liabilities and corresponding asbestos-related recoveries of $59 million. The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities for asbestos-related claims are subject to considerable uncertainty because such liabilities are influenced by variables that are difficult to predict. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of Maremont's liability for asbestos-related claims, and the effect on ArvinMeritor, could differ materially from current estimates. Maremont does not have sufficient information to make a reasonable estimate of its potential liability for asbestos-related claims that may be asserted against it in the future, and has not accrued reserves for these unknown claims.

     See Item 1. Business, "Environmental Matters" for information relating to environmental proceedings.

     Various other lawsuits, claims and proceedings have been or may be instituted or asserted against ArvinMeritor or our subsidiaries relating to the conduct of our business, including those pertaining to product liability, intellectual property, safety and health, and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to ArvinMeritor, management believes, after consulting with Vernon G. Baker, II, Esq., ArvinMeritor's General Counsel, that the disposition of matters that are pending will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age, positions and offices held with ArvinMeritor and principal occupations and employment during the past five years of each of our executive officers as of November 30, 2002, are as follows:

     LARRY D. YOST, 64 -- Chairman of the Board and Chief Executive Officer since July 2000. Chairman of the Board and Chief Executive Officer of Meritor from May 1997 to July 2000; Acting President, Light Vehicle Systems of Meritor from January 1998 to March 1999.

     VERNON G. BAKER, II, 49 -- Senior Vice President and General Counsel since July 2000. Secretary of ArvinMeritor from July 2000 to November 2001; Senior Vice President, General Counsel and Secretary of Meritor from August 1999 to July 2000; Vice President and General Counsel, Corporate Research and Technology of Hoechst Celanese Corporation, a subsidiary of Hoechst AG (pharmaceuticals and industrial chemicals), from 1989 to July 1999.

     DIANE S. BULLOCK, 45 -- Vice President and Controller since August 2001. Vice President, Corporate Development of ArvinMeritor from July 2000 to December 2000; Vice President and Controller of Meritor from September 1998 to July 2000; Assistant Controller of Meritor from January 1998 to September 1998;
Controller -- Body Systems N.A. of ITT Automotive, Inc. (automotive component supplier) from 1995 to 1997.

     LINDA M. CUMMINS, 55 -- Senior Vice President, Communications since July 2000. Senior Vice President, Communications of Meritor from April 2000 to July 2000; Vice President, Communications of Meritor from August 1999 to April 2000; Vice President of Advanced Marketing and Worldwide Communications of United Technologies Automotive (automotive component supplier) from August 1997 to August 1999.

     WILLIAM K. DANIEL, 37 -- Senior Vice President and President, Light Vehicle Aftermarket since July 2000. President of Arvin Replacement Products business group from December 1999 to July 2000; Managing

Director of Arvin Replacement Products in Europe from January 1998 to November 1999; Managing Director of Gabriel Europe from May 1996 to December 1997.

     JUAN L. DE LA RIVA, 58 -- Senior Vice President, Corporate Development & Strategy, Engineering and Procurement since October 2001. Senior Vice President, Corporate Development and Strategy of ArvinMeritor from July 2000 to October 2001; Senior Vice President, Business Development of Meritor from February 2000 to July 2000; Senior Vice President, Business Development and Communications of Meritor from February 1999 to February 2000; Vice President, Business Development and Communications of Meritor from September 1998 to February 1999; Managing Director -- Wheels, Light Vehicle Systems of Meritor from September 1997 to September 1998.

     THOMAS A. GOSNELL, 52 -- Senior Vice President and President, Commercial Vehicle Systems since November 2000. Senior Vice President and President, Heavy Vehicle Systems Aftermarket Products of ArvinMeritor from July 2000 to November 2000; Senior Vice President and President, Worldwide Aftermarket of Meritor from September 1999 to July 2000; Vice President and General Manager, Aftermarket, of Meritor from February 1998 to September 1999; General Manager, Worldwide Aftermarket Services, Heavy Vehicle Systems, of Meritor from September 1997 to February 1998.

     PERRY L. LIPE, 56 -- Senior Vice President and Chief Information Officer since July 2000. Vice President, Information Technology of Arvin from September 1998 to July 2000; Vice President, Information Technology of Fisher Controls International, Inc. (valves, regulators and instrumentation) from September 1992 to August 1998.

     TERRENCE E. O'ROURKE, 55 -- President and Chief Operating Officer since June 2002. Senior Vice President and President, Light Vehicle Systems of ArvinMeritor from July 2000 to May 2002; Senior Vice President and President, Light Vehicle Systems of Meritor from March 1999 to July 2000; Group Vice President and President -- Ford Division of Lear Corporation (automotive component supplier) from January 1996 to January 1999.

     DEBRA L. SHUMAR, 46 -- Senior Vice President, Continuous Improvement and Quality since July 2002. Vice President, Quality of ArvinMeritor from July 2000 to July 2002; Vice President, Quality of Meritor from 1999 to July 2000; Director, Quality, Light Vehicle Systems of Meritor from 1998 to 1999; Director, Quality, Structural Systems of ITT Automotive (automotive component supplier) from 1994 to 1998.

     S. CARL SODERSTROM, JR., 49 -- Senior Vice President and Chief Financial Officer since July 2001. Senior Vice President, Engineering, Quality and Procurement of ArvinMeritor from July 2000 to July 2001; Senior Vice President, Engineering, Quality and Procurement of Meritor from February 1998 to July 2000; Vice President, Engineering and Quality, Heavy Vehicle Systems of Meritor from September 1997 to February 1998.

     CRAIG M. STINSON, 41 -- Senior Vice President and President, Light Vehicle Systems, since June 2002. Senior Vice President and President, Exhaust Systems, of ArvinMeritor from September 2000 to May 2002; Executive Vice President, Exhaust Systems of ArvinMeritor from July 2000 to September 2000; Executive Vice President, Exhaust Systems of Arvin from January 2000 to July 2000; Vice President -- General Motors Business Group, Exhaust Systems of Arvin from June 1998 to January 2000; Vice President -- DaimlerChrysler Business Group, Exhaust Systems of Arvin from February 1995 to June 1998.

     FRANK A. VOLTOLINA, 42 -- Vice President and Treasurer since October 2000. Vice President and Treasurer of Mallinckrodt Inc. (medical products) from October 1997 to October 2000; Staff Vice President -- Director of Corporate Tax of Mallinckrodt from October 1995 to October 1997.

     ERNEST T. WHITUS, 47 -- Senior Vice President, Human Resources, since April 2001. Vice President, Human Resources-Commercial Vehicle Systems of ArvinMeritor from July 2000 to April 2001; Vice President, Human Resources-Heavy Vehicle Systems of Meritor from October 1998 to July 2000; Director, Human Resources-Heavy Vehicle Systems of Meritor from September 1997 to October 1998.

     BONNIE WILKINSON, 52 -- Vice President and Secretary since November 2001. Assistant General Counsel of ArvinMeritor from July 2000 to November 2001; Assistant General Counsel of Meritor from September 1997 to July 2000.

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

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     ArvinMeritor's common stock, par value $1 per share ("Common Stock"), is listed on the New York Stock Exchange and trades under the symbol "ARM." On November 30, 2002, there were 34,091 shareowners of record of ArvinMeritor's Common Stock.

     The high and low sale prices per share of ArvinMeritor Common Stock for each quarter of fiscal years 2002 and 2001 were as follows:

                                                  2002              2001
                                             ---------------   ---------------
QUARTER ENDED                                 HIGH     LOW      HIGH     LOW
-------------                                ------   ------   ------   ------
December 31................................  $20.95   $13.35   $17.06   $ 8.88
March 31...................................   30.29    18.74    17.00    11.00
June 30....................................   32.50    22.89    16.80    12.78
September 30...............................   25.00    17.67    21.87    12.10

     Quarterly cash dividends in the following amounts per share were declared and paid in each quarter of the last two fiscal years.

QUARTER ENDED                                                 2002    2001
-------------                                                 -----   -----
December 31.................................................  $0.10   $0.22
March 31....................................................   0.10    0.22
June 30.....................................................   0.10    0.22
September 30................................................   0.10    0.10

     On July 1, 2002, we issued 750 shares of Common Stock to two non-employee directors of ArvinMeritor, in lieu of cash payment of the quarterly retainer fee for board service. These shares were issued pursuant to the terms of our Directors Stock Plan and the issuance was exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under Section 4(2).

     See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on securities authorized for issuance under equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following sets forth selected consolidated financial data. The data should be read in conjunction with the information included under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data below.

                               ARVINMERITOR, INC.

                            SELECTED FINANCIAL DATA

                                                             YEAR ENDED SEPTEMBER 30,
                                                    ------------------------------------------
                                                     2002     2001     2000     1999     1998
SUMMARY OF OPERATIONS                               ------   ------   ------   ------   ------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales
  Light Vehicle Systems...........................  $3,632   $3,588   $2,031   $1,575   $1,475
  Commercial Vehicle Systems......................   2,249    2,199    2,872    2,875    2,361
  Light Vehicle Aftermarket.......................     844      859      209       --       --
  Other...........................................     157      159       41       --       --
                                                    ------   ------   ------   ------   ------
          Total...................................  $6,882   $6,805   $5,153   $4,450   $3,836
                                                    ======   ======   ======   ======   ======
Net income before cumulative effect of accounting
  change..........................................  $  149   $   35   $  218   $  194   $  147
Cumulative effect of accounting change............     (42)      --       --       --       --
                                                    ------   ------   ------   ------   ------
Net income(1).....................................  $  107   $   35   $  218   $  194   $  147
                                                    ======   ======   ======   ======   ======
Basic earnings per share before effect of
  accounting change...............................  $ 2.24   $ 0.53   $ 4.12   $ 3.75   $ 2.84
Cumulative effect of accounting change............   (0.63)      --       --       --       --
                                                    ------   ------   ------   ------   ------
Basic earnings per share(1).......................  $ 1.61   $ 0.53   $ 4.12   $ 3.75   $ 2.84
                                                    ======   ======   ======   ======   ======
Diluted earnings per share before cumulative
  effect of accounting change.....................  $ 2.22   $ 0.53   $ 4.12   $ 3.75   $ 2.84
Cumulative effect of accounting change............   (0.63)      --       --       --       --
                                                    ------   ------   ------   ------   ------
Diluted earnings per share(1).....................  $ 1.59   $ 0.53   $ 4.12   $ 3.75   $ 2.84
                                                    ======   ======   ======   ======   ======
Cash dividends per share..........................  $ 0.40   $ 0.76   $ 0.64   $ 0.56   $ 0.56
                                                    ======   ======   ======   ======   ======
FINANCIAL POSITION AT SEPTEMBER 30

Total assets......................................  $4,651   $4,362   $4,720   $2,796   $2,086
Short-term debt...................................      15       94      183       44       34
Long-term debt....................................   1,435    1,313    1,537      802      313
Preferred capital securities......................      39       57       74       --       --

---------------
(1) Fiscal year 2002 net income and basic and diluted earnings per share include a restructuring charge of $15 million ($10 million after-tax, or $0.15 per share) and a gain on sale of the exhaust accessories manufacturing operations of $6 million ($4 million after-tax, or $0.06 per share). Net income and basic and diluted earnings per share for fiscal year 2001 includes restructuring costs of $67 million ($45 million after-tax, or $0.68 per share), an employee separation charge of $12 million ($8 million after-tax, or $0.12 per share), and an environmental charge of $5 million ($3 million after-tax, or $0.05 per share). Net income and basic and diluted earnings per share for fiscal year 2000 includes a one-time gain of $83 million ($51 million after-tax, or $0.96 per share) for the sale of the seat adjusting systems business, restructuring costs of $26 million ($16 million after-tax, or $0.30 per share), and other one-time charges of $4 million ($3 million after-tax, or $0.06 per share). Net income and basic and diluted earnings per share for fiscal year 1999 includes restructuring costs of $28 million ($17 million after-tax, or $0.33 per share) and a one-time gain of $24 million ($18 million after-tax, or $0.34 per share) recorded to reflect the formation of a transmission and clutch joint venture with ZF Friedrichshafen AG. Net income and basic and diluted earnings per share for fiscal year 1998 includes a one-time charge of $31 million ($19 million after-tax, or $0.36 per share) relating to the settlement of interest rate agreements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW AND OUTLOOK

     We operate in a cyclical industry that has been characterized historically by periodic fluctuations in demand for light, commercial and specialty vehicles, and related aftermarkets. Light vehicle production volumes peaked in North America in fiscal 2000 at 17.5 million units and in Western Europe (including Czech Republic) in fiscal 2001 at 16.9 million units. Vehicle build rates for heavy-duty trucks in North America were 294,000 units in fiscal 2000 and fell nearly 50 percent in fiscal 2001. Lower demand in most of our principal markets in fiscal 2002 and 2001 had a negative effect on our financial results.

     The following sets forth vehicle production in our principal markets for the last three fiscal years:

                                                                  YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Light Vehicles (in millions):
  North America.............................................  16.4   15.6   17.5
  South America.............................................   1.9    2.2    2.0
  Western Europe (including Czech Republic).................  16.4   16.9   16.7
  Asia/Pacific..............................................  17.1   16.9   17.5
Commercial Vehicles (in thousands):
  North America, Heavy-Duty Trucks..........................   170    150    294
  North America, Medium-Duty Trucks.........................   133    144    172
  United States and Canada, Trailers........................   145    208    367
  Western Europe, Heavy- and Medium-Duty Trucks.............   354    386    400
  Europe, Trailers..........................................   101    110    119

---------------
Source: Automotive industry publications and management estimates.

     Our fiscal 2003 outlook for light vehicle production is 16.0 million vehicles in North America and 16.5 million vehicles in Western Europe. We expect that North American heavy-duty (also referred to as Class 8) truck production will decline about five percent in fiscal 2003 to 161,000 units. Despite continued soft markets, we plan to grow our sales as a result of new business awards and greater market penetration.

     Over the past two years, we have focused on reducing our break-even levels and driving a continuous improvement culture throughout the organization. We will continue to identify aggressive cost-reduction actions in order to improve our financial results in fiscal 2003.

     Our industry is rapidly transforming to keep pace with the continued OEM trends toward outsourcing, increased OEM demand for modules and systems and an increasing emphasis on engineering and technology. The increased competitive pressures and complexity of the industry are presenting suppliers with challenges, as well as growth opportunities.

     We believe that ArvinMeritor has all the ingredients and qualities in place to be a leading Tier One supplier. Our broad customer, product and geographic base, coupled with our technological capabilities, position us to be one of the industry's strongest competitors and to take further advantage of industry trends.

RESULTS OF OPERATIONS

     The following sets forth the sales, operating income and net income of the company for the years ended September 30, 2002, 2001 and 2000, as well as pro forma amounts for fiscal 2000.

                                                             AS REPORTED            PRO FORMA
                                                       ------------------------   (UNAUDITED)(1)
YEAR ENDED SEPTEMBER 30,                                2002     2001     2000         2000
------------------------                               ------   ------   ------   --------------
                                                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales
  Light Vehicle Systems..............................  $3,632   $3,588   $2,031       $3,668
  Commercial Vehicle Systems.........................   2,249    2,199    2,872        2,926
  Light Vehicle Aftermarket..........................     844      859      209          950
  Other..............................................     157      159       41          178
                                                       ------   ------   ------       ------
SALES................................................  $6,882   $6,805   $5,153       $7,722
                                                       ======   ======   ======       ======
Operating Income
  Light Vehicle Systems..............................  $  196   $  213   $  149       $  232
  Commercial Vehicle Systems.........................      94       32      221          231
  Light Vehicle Aftermarket..........................      58       44        6           43
  Other..............................................       4      (10)      --            9
                                                       ------   ------   ------       ------
SEGMENT OPERATING INCOME.............................     352      279      376          515
  Restructuring costs................................     (15)     (67)     (26)         (30)
  Gain on sale of business...........................       6       --       83           83
  Other (charges) credits, net.......................      --      (17)      (4)           6
                                                       ------   ------   ------       ------
OPERATING INCOME.....................................     343      195      429          574
  Equity in earnings (losses) of affiliates..........      (3)       4       29           40
  Non-operating one-time items.......................      --       --       --           (3)
  Interest expense, net and other....................    (105)    (136)     (89)        (142)
                                                       ------   ------   ------       ------
INCOME BEFORE INCOME TAXES...........................     235       63      369          469
  Provision for income taxes.........................     (75)     (21)    (141)        (177)
  Minority interests.................................     (11)      (7)     (10)          (5)
                                                       ------   ------   ------       ------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE.............................................     149       35      218          287
  Cumulative effect of accounting change.............     (42)      --       --           --
                                                       ------   ------   ------       ------
NET INCOME...........................................  $  107   $   35   $  218       $  287
                                                       ======   ======   ======       ======
DILUTED EARNINGS PER SHARE
  Before cumulative effect of accounting change......  $ 2.22   $ 0.53   $ 4.12       $ 4.02
  Cumulative effect of accounting change.............   (0.63)      --       --           --
                                                       ------   ------   ------       ------
  Diluted earnings per share.........................  $ 1.59   $ 0.53   $ 4.12       $ 4.02
                                                       ======   ======   ======       ======
DILUTED AVERAGE COMMON SHARES OUTSTANDING............    67.2     66.1     52.9         71.4
                                                       ======   ======   ======       ======

---------------
(1) Pro forma financial information is presented as if the merger had occurred at the beginning of fiscal 2000 and reflects (a) the amortization of goodwill from the merger and the elimination of historical Arvin goodwill amortization expense; (b) the adjustment to interest expense for borrowings to fund the Arvin cash consideration and other financing costs; (c) the income tax effects of (a) and (b) above; and (d) the adjustment of shares outstanding representing the exchange of one share of Meritor common stock for 0.75 share of ArvinMeritor common stock and one share of Arvin common stock for one share of ArvinMeritor common stock, based on the average shares outstanding for each year. See Note 4 of the Notes to Consolidated Financial Statements for more information on the ArvinMeritor merger.

TOTAL COMPANY

  2002 COMPARED TO 2001

     Sales for fiscal 2002 were $6,882 million, up $77 million, or one percent, over last year. The sales increase was primarily attributable to higher production volumes for North American heavy-duty trucks and the favorable impact of a stronger euro.

     To improve comparability of operating income on a year-over-year basis, the following information is presented (in millions):

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                          AS REPORTED       PRO FORMA
                                                       ------------------   ---------
                                                       2002   2001   2000     2000
                                                       ----   ----   ----   ---------
Operating income as reported.........................  $343   $195   $429     $574
  Restructuring costs................................    15     67     26       30
  Gain on sale of business...........................    (6)    --    (83)     (83)
  Other charges (credits), net.......................    --     17      4       (6)
                                                       ----   ----   ----     ----
Segment operating income.............................   352    279    376      515
  Add back goodwill amortization.....................    --     24     19       25
                                                       ----   ----   ----     ----
Segment operating income adjusted for goodwill.......  $352   $303   $395     $540
                                                       ====   ====   ====     ====

     Operating income for fiscal 2002 was $343 million, up $148 million from fiscal 2001. Fiscal 2002 operating margin improved to 5.0 percent, up from 2.9 percent last year. The company has been able to improve its operating margin through savings generated by cost-reduction initiatives and restructuring programs. In the first quarter of fiscal 2002, the company recorded a restructuring charge of $15 million for severance and other employee costs related to a net reduction of approximately 450 employees. The company also recorded restructuring costs of $67 million in fiscal 2001. This charge included severance and other employee costs of approximately $48 million related to a net reduction of approximately 1,350 employees, with the balance primarily associated with facility-related costs from the rationalization of operations. For more information concerning the status of the company's restructuring programs, see Note 5 of the Notes to Consolidated Financial Statements.

     Fiscal 2002 results include a gain on sale of the company's exhaust accessories manufacturing business of $6 million. Other charges in fiscal 2001 include $12 million related to an employee separation agreement and $5 million related to environmental liability costs. In fiscal 2002 the company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which eliminated goodwill amortization expense of $24 million. Excluding restructuring costs, gain on sale of business and other charges, as well as adjusting for goodwill amortization in fiscal 2001, segment operating income was $352 million in fiscal 2002, up $49 million from $303 million in fiscal 2001.

     Equity in losses of affiliates was $3 million in fiscal 2002, as compared to equity in earnings of affiliates of $4 million a year ago. The decline was primarily related to the company's commercial vehicle affiliates. Interest expense, net and other for fiscal 2002 was $105 million, down $31 million, or 23 percent, from fiscal 2001, principally as a result of lower average debt levels and the favorable interest rate environment. The effective income tax rate in fiscal 2002 was 32 percent, down from 33.5 percent in fiscal 2001 (31 percent, after excluding goodwill amortization).

     Income before cumulative effect of accounting change was $149 million in fiscal 2002, compared to $35 million in fiscal 2001. As required by SFAS 142, the company reviewed the fair values of each of its reporting units, using discounted cash flows and market multiples. As a result of this review, the company recorded an impairment loss on goodwill as a cumulative effect of accounting change for its coil coating operations (classified as "Other" for segment reporting) of $42 million ($42 million after-tax, or $0.63 per diluted share) in the first quarter of fiscal 2002. Increased competition, consolidation in the coil coating applications industry and the struggling U.S. steel market caused a decrease in the fair value of this business.

     Net income for fiscal 2002 was $107 million, or $1.59 per diluted share, as compared to fiscal 2001 net income of $35 million, or $0.53 per diluted share. Net income in fiscal 2002 included restructuring costs ($10 million after-tax or $0.15 per diluted share), a gain on sale of business ($4 million after-tax or $0.06 per diluted share) and the cumulative effect of the goodwill accounting change ($42 million after-tax or $0.63 per diluted share). Excluding the impact of these items, diluted earnings per share was $2.31. Net income in fiscal 2001 included goodwill amortization expense ($20 million after-tax or $0.30 per diluted share), restructuring costs ($45 million after-tax or $0.68 per diluted share) and certain other charges ($11 million after-tax or $0.17 per diluted share). Excluding the impact of these items, diluted earnings per share was $1.68.

  2001 COMPARED TO 2000

     Sales for fiscal 2001 were $6,805 million, up $1,652 million, or 32 percent, over fiscal 2000 sales. Fiscal 2001 results include incremental sales of $2,439 million, attributable to the merger with Arvin, for the first three quarters of the year. Fiscal 2000 results include Arvin results for the fourth quarter only. The increase in sales related to the merger was significantly offset by a decline in the company's Commercial Vehicle Systems (CVS) segment sales of $673 million. CVS sales were lower in fiscal 2001 due to the steep decline in CVS heavy-duty truck and trailer markets in North America.

     Fiscal 2001 operating income was $195 million, down $234 million from fiscal 2000 operating income of $429 million. Operating margin was 2.9 percent in fiscal 2001 compared to 8.3 percent in fiscal 2000. The decline in operating income was driven by the impact of the significant decrease in CVS sales. The merger with Arvin added operating income of $100 million on the incremental sales of $2,439 million.

  2001 COMPARED TO PRO FORMA 2000

     Sales for fiscal 2001 were $6,805 million, down $917 million, or 12 percent, from pro forma fiscal 2000 sales. The decline in sales was driven by the company's CVS segment, which experienced a steep decline in the heavy-duty truck and trailer markets in North America. Also contributing to the decline were lower volumes in the North American light vehicle market and a softening of demand in the aftermarket.

     Fiscal 2001 operating income as reported was $195 million, down $379 million from pro forma fiscal 2000. Operating margin was 2.9 percent in fiscal 2001, as compared to 7.4 percent in pro forma fiscal 2000. As previously discussed, included in operating income in fiscal 2001, were restructuring costs of $67 million and other charges of $17 million. In pro forma fiscal 2000, the company also recorded $30 million in restructuring costs. This included approximately $19 million related to a net reduction of approximately 500 employees, $4 million associated with a voluntary early retirement plan in the U.S. and the balance primarily associated with facility-related costs from the rationalization of operations. In addition, pro forma fiscal 2000 results included $6 million of other credits and a one-time gain on the sale of business of $83 million related to the company's sale of its Light Vehicle Systems (LVS) seat adjusting systems business.

     Excluding restructuring costs, gain on sale of business and other charges, operating income for fiscal 2001 was $279 million, down $236 million from $515 million in pro forma fiscal 2000. Operating margin before the effect of these items was 4.1 percent in fiscal 2001, as compared to 6.7 percent in pro forma fiscal 2000. The substantial decrease in operating income was principally due to lower CVS sales, resulting from weakness in CVS markets, particularly in North America. Additionally, operating income from the Other segment (business units not focused on automotive products) decreased $19 million.

     Equity in earnings of affiliates was $4 million in fiscal 2001, as compared to $40 million in pro forma fiscal 2000. The decline was primarily due to lower earnings from commercial vehicle affiliates. Interest expense, net and other for fiscal 2001 was $136 million, down $6 million, or four percent, from pro forma fiscal 2000 reflecting lower debt levels and interest rates.

     Net income for fiscal 2001 was $35 million, or $0.53 per diluted share, as compared to pro forma fiscal 2000 net income of $287 million, or $4.02 per diluted share. Net income in fiscal 2001 included restructuring costs ($45 million after-tax or $0.68 per diluted share) and certain one-time charges ($11 million after-tax or $0.17 per diluted share). Excluding the impact of these items, diluted earnings per share was $1.38. Net income in pro forma fiscal 2000 included restructuring costs ($19 million after-tax or $0.27 per diluted share), other credits ($3 million after tax or $0.04 per diluted share) and gain on sale of business ($51 million after tax or $0.69 per diluted share). Excluding the impact of these items, diluted earnings per share on a pro forma basis was $3.56.

BUSINESS SEGMENTS

     LIGHT VEHICLE SYSTEMS -- To improve comparability on a year-over-year basis, the following information is presented (in millions):

                                                        YEAR ENDED SEPTEMBER 30,
                                                -----------------------------------------
                                                         AS REPORTED            PRO FORMA
                                                -----------------------------   ---------
                                                 2002       2001        2000      2000
                                                ------   -----------   ------   ---------
Sales.........................................  $3,632     $3,588      $2,031    $3,668
                                                ======     ======      ======    ======
Segment operating income......................  $  196     $  213      $  149    $  232
Add back goodwill amortization................      --          6           5         6
                                                ------     ------      ------    ------
Segment operating income adjusted for
  goodwill....................................  $  196     $  219      $  154    $  238
                                                ======     ======      ======    ======
Restructuring Costs...........................  $   (7)    $  (27)     $  (10)   $  (14)
                                                ======     ======      ======    ======

  2002 COMPARED TO 2001

     LVS sales increased to $3,632 million in fiscal 2002, up $44 million from $3,588 million a year ago. Acquisition activity added approximately $80 million to sales in fiscal 2002 and included additional investments in two previously unconsolidated joint ventures in Germany and China. LVS also sold its seat motors business in August 2001 and divested its investment in a majority-owned joint venture in North America effective September 30, 2001. These businesses contributed sales of approximately $120 million in fiscal 2001. In addition, sales were up in fiscal 2002 principally due to new business awards.

     LVS operating income was $196 million in fiscal 2002, down $17 million, or eight percent, from fiscal 2001. Operating margin declined to 5.4 percent from
5.9 percent in fiscal 2001 (6.1 percent, after excluding goodwill amortization). Pricing pressure from the vehicle manufacturers continued to negatively impact operating margin. Also contributing to the operating margin decline were higher engineering costs, start-up costs associated with a new Detroit manufacturing facility and increases in steel costs. Restructuring costs related to the LVS segment totaled $7 million and $27 million in fiscal 2002 and 2001, respectively. LVS continues to identify and implement cost-reduction initiatives to mitigate the pricing pressures from the vehicle manufacturers.

  2001 COMPARED TO PRO FORMA 2000

     On a reported basis, sales in fiscal 2001 were up $1,557 million and operating income was up $64 million. Incremental sales and operating income of $1,633 million and $74 million, respectively, related to the merger with Arvin.

     LVS sales were $3,588 million in fiscal 2001, a decrease of $80 million, compared to pro forma fiscal 2000. Unfavorable foreign currency translation and divestiture activity lowered sales in fiscal 2001 by approximately $130 million and $30 million, respectively. Excluding these items, sales were up two percent, despite lower vehicle build rates in North America. This increase was principally related to higher sales in air and emission systems.

     LVS operating income was $213 million in fiscal 2001, down $19 million from pro forma 2000 operating income of $232 million. Operating margin was 5.9 percent in fiscal 2001, compared to 6.3 percent in pro forma fiscal 2000. Pricing pressure from the vehicle manufacturers contributed to the operating margin decline. Furthermore, the higher sales of air and emission systems included sales of catalytic converters, which typically carry low operating margins. In fiscal 2001 and pro forma 2000, LVS implemented restructuring and other programs aimed at lowering fixed costs. Restructuring costs related to these programs were $27 million and $14 million in fiscal 2001 and pro forma 2000, respectively.

     COMMERCIAL VEHICLE SYSTEMS -- To improve comparability on a year-over-year basis, the following information is presented (in millions):

                                                        YEAR ENDED SEPTEMBER 30,
                                                -----------------------------------------
                                                         AS REPORTED            PRO FORMA
                                                -----------------------------   ---------
                                                 2002       2001        2000      2000
                                                ------   -----------   ------   ---------
Sales.........................................  $2,249     $2,199      $2,872    $2,926
                                                ======     ======      ======    ======
Segment operating income......................  $   94     $   32      $  221    $  231
Goodwill amortization impact..................      --         12          12        12
                                                ------     ------      ------    ------
Segment operating income adjusted for
  goodwill....................................  $   94     $   44      $  233    $  243
                                                ======     ======      ======    ======
Restructuring Costs...........................  $   (6)    $  (40)     $  (16)   $  (16)
                                                ======     ======      ======    ======

  2002 COMPARED TO 2001

     CVS sales were $2,249 million, up $50 million, or two percent, compared to fiscal 2001. Vehicle build rates in CVS markets were mixed in fiscal 2002. A 13-percent increase in North American Class 8 truck volumes drove higher drivetrain and braking systems sales of approximately $70 million. However, declines in worldwide trailer markets contributed to lower suspension systems and trailer product sales of approximately $35 million.

     CVS operating income was $94 million, an increase of $62 million from fiscal 2001. Operating margin improved to 4.2 percent, up from 1.5 percent in fiscal 2001 (2.0 percent, after excluding goodwill amortization). Restructuring charges attributable to the CVS segment were $6 million and $40 million, respectively, in fiscal 2002 and 2001. The cost savings resulting from these restructuring programs and other cost-reduction actions have allowed CVS to lower its fixed cost structure and contributed to the operating margin improvement.

  2001 COMPARED TO PRO FORMA 2000

     On a reported basis, sales in fiscal 2001 were down $673 million and operating income was down $189 million. Incremental sales and operating income of $41 million and $6 million, respectively, related to the merger with Arvin.

     CVS sales were $2,199 million in fiscal 2001, down $727 million from pro forma fiscal 2000. Sales in North America were down approximately $600 million, principally due to the 49-percent decline in the North American Class 8 truck market and the 43-percent decline in the trailer market in U.S. and Canada. The impact of foreign currency translation contributed approximately $80 million to the sales decline in fiscal 2001.

     CVS operating income was $32 million, a decrease of $199 million from pro forma fiscal 2000. Operating margin declined to 1.5 percent in fiscal 2001, from
7.9 percent in pro forma fiscal 2000. Lower production volumes in North America for heavy- and medium-duty trucks and trailers drove the margin decline. In response to the significant decline in its markets, CVS initiated restructuring programs with a total cost of $56 million in fiscal 2001 and pro forma 2000.

     LIGHT VEHICLE AFTERMARKET -- To improve comparability on a year-over-year basis, the following information is presented (in millions):

                                                  YEAR ENDED SEPTEMBER 30,
                                               ------------------------------
                                                  AS REPORTED       PRO FORMA
                                               ------------------   ---------
                                               2002   2001   2000     2000
                                               ----   ----   ----   ---------
Sales........................................  $844   $859   $209     $950
                                               ====   ====   ====     ====
Segment operating income.....................  $ 58   $ 44   $  6     $ 43
Add back goodwill amortization...............    --      4      1        4
                                               ----   ----   ----     ----
Segment operating income adjusted for
  goodwill...................................  $ 58   $ 48   $  7     $ 47
                                               ====   ====   ====     ====
Restructuring costs..........................  $ (1)  $ --   $ --     $ --
                                               ====   ====   ====     ====

  2002 COMPARED TO 2001

     LVA sales were $844 million in fiscal 2002, a two percent decrease from $859 million in the prior year. LVA continued to experience lower demand in exhaust and ride control products during fiscal 2002. The quality of original equipment parts continues to weaken demand for these products.

     LVA operating income was $58 million in fiscal 2002, with an operating margin of 6.9 percent, compared to operating income of $44 million and an operating margin of 5.1 percent in fiscal 2001 (5.6 percent, after excluding goodwill amortization). Despite lower sales for aftermarket parts, LVA was able to increase its operating margin, as the result of improved pricing and cost-reduction activities.

  2001 COMPARED TO PRO FORMA 2000

     On a reported basis, sales were up $650 million and operating income was up $38 million. The increase in sales and operating income was due to the merger with Arvin. The full year of merger activity in fiscal 2001 added $648 million to sales and $28 million to operating income.

     LVA sales were $859 million in fiscal 2001, a decline of $91 million, or 10 percent, compared to pro forma fiscal 2000. Softening customer demand resulted in depressed volumes in this segment.

     LVA operating income was $44 million in fiscal 2001, up slightly from $43 million in pro forma fiscal 2000. Operating margin was 5.1 percent compared to pro forma fiscal 2000 operating margin of 4.5 percent. The operating margin increase is the result of improved pricing, the favorable impact of cost-reduction actions and lower changeover spending.

AFFILIATES

     At September 30, 2002, the company had investments in 12 joint ventures which were accounted for under the equity method of accounting, as they were not majority-owned or controlled. These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. Aggregate sales of these affiliates were $1,565 million, $1,641 million and $924 million in fiscal 2002, 2001 and 2000, respectively.

     The company's equity in earnings (losses) of affiliates was $(3) million in fiscal 2002, $4 million in fiscal 2001, and $29 million in fiscal 2000. Cash dividends to ArvinMeritor were $19 million, $24 million and $32 million in fiscal 2002, 2001 and 2000, respectively. The decrease in earnings of affiliates over the three-year period is primarily a result of lower earnings from commercial vehicle affiliates.

FINANCIAL CONDITION

     The company remains committed to strong cash flow generation and investment grade capital structure. During fiscal 2002, the company strengthened its capital structure by replacing its bank revolver borrowings with long-term notes, the earliest of which mature in 2007. In addition, the company replaced its $750 million one-year bank revolving facility with a new $400 million three-year bank revolver. The company's primary source of liquidity continues to be cash generated from operations, supplemented by its accounts receivables securitization program and, as required, borrowings on the revolving credit facilities. The company's total debt to capitalization ratio was 65 percent at September 30, 2002 compared to 67 percent at September 30, 2001.

CASH FLOWS

     See Statement of Consolidated Cash Flows for additional detail on the company's cash flows.

     OPERATING CASH FLOW -- Cash flow from operations was $184 million in fiscal 2002, down $421 million from $605 million in fiscal 2001. The decrease is largely attributable to the accounts receivable securitization program. During fiscal 2001, the company commenced an accounts receivable securitization program and had $211 million outstanding at the end of the fiscal year. As a result of strong cash flow, the company reduced its balance outstanding under the accounts receivable securitization program by $106 million in fiscal 2002. Also contributing to the decrease in operating cash flow were higher pension and retiree medical contributions of $39 million and higher working capital levels, offset partially by higher income. Working capital as a percentage of sales at September 30, 2002, 2001 and 2000 was 4.3 percent, 4.2 percent and 6.9 percent, respectively. In computing this ratio, the company included the receivables sold under the securitization program and excluded short-term debt and cash and cash equivalents. Cash flow from operations was $228 million in fiscal 2000.

     INVESTING CASH FLOW -- Cash used for investing activities was $198 million in fiscal 2002, $210 million in fiscal 2001 and $200 million in fiscal 2000, primarily as a result of capital expenditures. Capital expenditures were $184 million in fiscal 2002, down from $206 million in fiscal 2001 and $225 million in fiscal 2000. Capital expenditures, as a percentage of sales, were 2.7 percent in fiscal 2002 and 3.0 percent in fiscal 2001, down significantly from 4.4 percent in fiscal 2000. Management, at all levels, follows a rigorous process to review capital expenditures. The company's focus on economic profit, which applies a capital charge on assets employed, also helps assure that each capital project generates positive economic profit. In fiscal 2000, proceeds of $148 million were received from dispositions of property and businesses, primarily relating to the sale of the seat adjusting systems business. These proceeds were substantially offset by cash payments of $74 million for acquisitions of businesses and investments and $49 million relating to the merger between Arvin and Meritor.

     FINANCING CASH FLOW -- Cash used for financing activities was $32 million in fiscal 2002, compared to $402 million in fiscal 2001. Cash provided by financing activities was $38 million in fiscal 2000. During fiscal 2002, the company completed two public note offerings. Proceeds from the note offerings of $591 million were used to pay outstanding indebtedness under the company's revolving credit facilities and for general corporate purposes. The company reduced total debt, including preferred capital securities, by $27 million and $320 million in fiscal 2002 and 2001, respectively. Total debt increased by $245 million in fiscal 2000. The company paid dividends of $27 million, $51 million and $35 million in fiscal 2002, 2001 and 2000, respectively. In fiscal 2001 and 2000, the company made payments of $31 million and $172 million, respectively, for the repurchase of its stock.

LIQUIDITY

     The company is contractually obligated to make payments as follows (in millions):

                                             PAYMENTS DUE BY FISCAL PERIOD
                                         --------------------------------------
                                                         2004-   2007-   THERE-
                                         TOTAL    2003   2006    2008    AFTER
                                         ------   ----   -----   -----   ------
Total debt(1)..........................  $1,402   $15    $ 39    $299    $1,049
Operating leases.......................     153    26      63      34        30
Preferred capital securities...........      39    --      --      --        39
                                         ------   ---    ----    ----    ------
Total contractual obligations..........  $1,594   $41    $102    $333    $1,118
                                         ======   ===    ====    ====    ======

---------------
(1) Excludes fair value adjustment of notes of $48 million

     Excluded from the contractual obligation table are open purchase orders at September 30, 2002 for raw materials and supplies used in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.

     In 1998, the company acquired a 49-percent interest in a German joint venture, Zeuna Starker GmbH & Co. KG, an air and emissions systems company. Under the terms of the shareholders' agreement, the owners of the majority interest in the joint venture have the right to exercise a put option to require the company to purchase the remaining 51 percent. On December 17, 2002, the majority shareholders exercised the put option, and the company entered into agreements to purchase the remaining 51 percent interest for a purchase price of approximately $75 million. The company expects to complete the transaction in the second quarter of fiscal 2003.

     REVOLVING AND OTHER DEBT -- The company has two unsecured credit facilities, which mature on June 27, 2005: a three-year, $400-million revolving credit facility and a five-year, $750-million revolving credit facility. The company also has a $50-million uncommitted line of credit.

     The credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio of 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) of 1.50x. At September 30, 2002, the company was in compliance with all covenants.

     The company has $150 million remaining under a shelf registration filed with the SEC in April 2001 (see Note 15 of the Notes to Consolidated Financial Statements).

     LEASES -- Certain operating leases require the company to maintain financial ratios that are similar to those required by the company's revolving credit agreements. At September 30, 2002, the company was in compliance with all covenants (see Note 15 of the Notes to Consolidated Financial Statements).

     ACCOUNTS RECEIVABLE SECURITIZATION FACILITY -- As discussed in Note 8 of the Notes to Consolidated Financial Statements, the company participates in an accounts receivable securitization facility to improve financial flexibility and lower interest costs. ArvinMeritor Receivables Corporation (ARC), a wholly owned subsidiary of the company, has entered into an agreement to sell an undivided interest in up to $250 million of trade receivables to a group of banks. As of September 30, 2002 and 2001, the company had utilized $105 million and $211 million, respectively, of the accounts receivable securitization facility. The accounts receivable securitization program matures in September 2003 and the company expects to renew the facility at that time.

     If the company's credit ratings are reduced to certain levels, or if certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facility. At September 30, 2002, the company was in compliance with all covenants.

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those that are most important to the portrayal of the company's financial condition and results of operations. These policies require management's most difficult, subjective or complex judgments in the preparation of the financial statements and accompanying notes. Management makes estimates and assumptions about the effect of matters that are inherently uncertain, relating to the reporting of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. The company's most critical accounting policies are discussed below.

     PENSIONS -- The company's pension obligations are measured as of June 30. The U.S. plans include a qualified and non-qualified pension plan. Non-U.S. includes plans primarily in the United Kingdom, Canada and Germany. The following are the assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

                                                2002                    2001
                                         -------------------     -------------------
                                         U.S.     NON-U.S.       U.S.     NON-U.S.
                                         ----   ------------     ----   ------------
Assumptions as of June 30
     Discount rate.....................  7.25%   6.00 - 6.75%    7.50%   6.00 - 6.75%
     Assumed return on plan assets.....  8.50%   8.00 - 8.50%    9.50%          9.00%
     Rate of compensation increase.....  4.25%   2.50 - 3.50%    4.25%   2.50 - 4.00%

     The discount rate is the rate that the PBO is discounted. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. The company has typically used the corporate AA/Aa bond rate for this assumption. The assumed return on plan assets noted above represents a forward projection of the average rate of earnings expected on the pension assets. This rate is used in the calculation of assumed rate of return on plan assets, a component of net periodic pension expense. As of June 30, 2002, the company has lowered the assumed rates of return on plan assets in the United States to 8.50 percent, in the United Kingdom to 8.00 percent and in Canada to 8.50 percent. These revised assumed rates of return will be used for fiscal 2003 net periodic pension expense. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

     Management expects to fund at least the minimum pension plan contributions required by government regulations for the various plans and anticipates that pension plan funding will be between $90 million and $100 million in fiscal 2003.

     RETIREE MEDICAL -- The company has retirement medical plans that cover the majority of its U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. The company's retiree medical obligations are measured as of June 30. The following are the assumptions used in the measurement of the accumulated projected benefit obligation (APBO):

                                                              2002   2001
                                                              ----   -----
Assumptions as of June 30
     Discount rate..........................................  7.25%   7.50%
     Health care cost trend rate (weighted average).........  9.00%  11.00%
     Ultimate health care trend rate........................  5.00%   5.00%
     Years to ultimate rate (2011)..........................     8       9

     The discount rate is the rate that the accumulated projected benefit obligation is discounted and is determined similarly to the discount rate used for pensions. The health care cost trend rate represents the company's expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. The company's projection for fiscal 2003 is an increase in health care costs of 9.0 percent from fiscal 2002. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 5.0 percent for fiscal 2011 and remain at that level thereafter. Retirement medical plan benefit payments are expected to be approximately $65 million in fiscal 2003, up from $60 million in fiscal 2002.

     A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

                                                              2002   2001
                                                              ----   ----
Effect on total of service and interest cost
     1% Increase............................................  $  4   $  4
     1% Decrease............................................    (4)    (4)
Effect on APBO
     1% Increase............................................    50     42
     1% Decrease............................................   (46)   (38)

     WARRANTY -- Accruals for product warranty costs are recorded at the time of shipment of products to customers. Accruals for product recall campaigns are recorded at the time the company's obligation is known and can be reasonably estimated. Warranty reserves are based on several factors, including past claims experience, sales history, product manufacturing and engineering changes, industry developments and various other considerations.

     ASBESTOS -- There are three categories of reserves related to asbestos: unbilled committed settlements, pending claims, and shortfall and other. For purposes of establishing reserves for pending asbestos-related claims, Maremont (a subsidiary of the company) estimates its defense and indemnity costs based on the history and nature of filed claims to date and Maremont's experience since February 1, 2001. See Note 22 of the Notes to Consolidated Financial Statements for additional information concerning asbestos-related reserves and recoveries.

     All such estimates of liabilities for asbestos-related claims are subject to considerable uncertainty because such liabilities are influenced by variables that are difficult to predict. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for asbestos-related claims, and the effect on the company, could differ materially from current estimates. Maremont records receivables from insurance companies for a substantial portion of the costs incurred defending against asbestos-related claims and any indemnity paid on those claims. Management believes that existing insurance coverage is adequate to cover substantially all costs relating to pending and future asbestos-related claims.

     ENVIRONMENTAL -- The company records liabilities for environmental issues in the accounting period in which its responsibility is established and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, the company records a liability for its allocable share of costs related to its involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. At environmental sites in which the company is the only potentially responsible party, a liability is recorded for the total estimated costs of remediation before consideration of recovery from insurers or other third parties. The process of estimating environmental liabilities is complex and dependent on physical and scientific data at the site, uncertainties as to remedies and technologies to be used and the outcome of discussions with regulatory agencies.

NEW ACCOUNTING PRONOUNCEMENTS

     Effective October 1, 2001, the company adopted SFAS 142, "Goodwill and Other Intangible Assets". Upon adoption, the company recorded an impairment loss on goodwill as a cumulative effect of accounting change of $42 million in the first quarter of fiscal 2002 (see Note 3 of the Notes to Consolidated Financial Statements). There were no other new accounting pronouncements adopted in fiscal 2002 that had a material impact on the company's business, financial condition or results of operations.

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". The new standard requires one model of accounting for long-lived assets to be disposed of, and broadens the definition of discontinued operations to include a component of a segment. The company adopted this standard effective October 1, 2002. The company does not expect the adoption of SFAS 144 to have a significant impact on its financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". The new standard requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred, rather than at the time of commitment to an exit plan. The standard is effective for exit or disposal activities initiated after December 31, 2002.

INTERNATIONAL OPERATIONS

     Approximately 40 percent of the company's total assets as of September 30, 2002, and 38 percent of fiscal 2002 sales were outside North America. Management believes that international operations have significantly benefited the financial performance of the company. However, the company's international operations are subject to a number of risks inherent in operating abroad. There can be no assurance that these risks will not have a material adverse impact on the company's ability to increase or maintain its foreign sales or on its financial condition or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company is exposed to foreign currency exchange rate risk related to its transactions denominated in currencies other than the U.S. dollar and interest rate risk associated with the company's debt.

     The impact the euro and other currencies will have on the company's sales and operating income is difficult to predict in the upcoming year. The company uses foreign exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables to help minimize the risk of loss from changes in exchange rates (see Note 16 of the Notes to Consolidated Financial Statements). The company also uses interest rate swaps to offset the effects on interest rate fluctuations on the fair value of its debt portfolio (see Note 15 of the Notes to Consolidated Financial Statements). It is the policy of the company not to enter into derivative instruments for speculative purposes, and therefore the company holds no derivative instruments for trading purposes.

     The company has performed a sensitivity analysis assuming a hypothetical 10-percent adverse movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of September 30, 2002, the analysis indicated that such market movements would not have a material effect on the company's business, financial condition or results of operations. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners of ArvinMeritor, Inc.
Troy, Michigan

     We have audited the accompanying consolidated balance sheets of ArvinMeritor, Inc. and subsidiaries (the "Company") as of September 30, 2002 and 2001, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the fiscal year ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ArvinMeritor, Inc. and subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the fiscal year ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill in fiscal 2002.

DELOITTE & TOUCHE LLP
November 6, 2002
(December 17, 2002 as to paragraph 2 of Note 26)
Detroit, Michigan

                               ARVINMERITOR, INC.

                        STATEMENT OF CONSOLIDATED INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
Sales.......................................................  $ 6,882   $ 6,805   $ 5,153
Cost of sales...............................................   (6,142)   (6,106)   (4,423)
                                                              -------   -------   -------
GROSS MARGIN................................................      740       699       730
  Selling, general and administrative.......................     (388)     (396)     (335)
  Goodwill amortization.....................................       --       (24)      (19)
  Restructuring costs.......................................      (15)      (67)      (26)
  Gain on sale of business..................................        6        --        83
  Other charges, net........................................       --       (17)       (4)
                                                              -------   -------   -------
OPERATING INCOME............................................      343       195       429
  Equity in earnings (losses) of affiliates.................       (3)        4        29
  Interest expense, net and other...........................     (105)     (136)      (89)
                                                              -------   -------   -------
INCOME BEFORE INCOME TAXES..................................      235        63       369
  Provision for income taxes................................      (75)      (21)     (141)
  Minority interests........................................      (11)       (7)      (10)
                                                              -------   -------   -------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE........      149        35       218
  Cumulative effect of accounting change....................      (42)       --        --
                                                              -------   -------   -------
NET INCOME..................................................  $   107   $    35   $   218
                                                              =======   =======   =======
BASIC EARNINGS PER SHARE
  Before cumulative effect of accounting change.............  $  2.24   $  0.53   $  4.12
  Cumulative effect of accounting change....................    (0.63)       --        --
                                                              -------   -------   -------
  Basic earnings per share..................................  $  1.61   $  0.53   $  4.12
                                                              =======   =======   =======
DILUTED EARNINGS PER SHARE
  Before cumulative effect of accounting change.............  $  2.22   $  0.53   $  4.12
  Cumulative effect of accounting change....................    (0.63)       --        --
                                                              -------   -------   -------
  Diluted earnings per share................................  $  1.59   $  0.53   $  4.12
                                                              =======   =======   =======
Basic Average Common Shares Outstanding.....................     66.4      66.1      52.9
                                                              =======   =======   =======
Diluted Average Common Shares Outstanding...................     67.2      66.1      52.9
                                                              =======   =======   =======

                 See Notes to Consolidated Financial Statements

                               ARVINMERITOR, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $   56   $  101
  Receivables (less allowance for doubtful accounts: 2002,
     $18; 2001, $18)........................................   1,251      965
  Inventories...............................................     458      457
  Other current assets......................................     211      232
                                                              ------   ------
          TOTAL CURRENT ASSETS..............................   1,976    1,755
                                                              ------   ------
NET PROPERTY................................................   1,179    1,200
NET GOODWILL................................................     808      835
OTHER ASSETS................................................     688      572
                                                              ------   ------
          TOTAL ASSETS......................................  $4,651   $4,362
                                                              ======   ======
                     LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
  Short-term debt...........................................  $   15   $   94
  Accounts payable..........................................   1,150    1,054
  Accrued compensation and benefits.........................     283      184
  Accrued income taxes......................................      65       26
  Other current liabilities.................................     230      314
                                                              ------   ------
          TOTAL CURRENT LIABILITIES.........................   1,743    1,672
                                                              ------   ------
LONG-TERM DEBT..............................................   1,435    1,313
ACCRUED RETIREMENT BENEFITS.................................     512      459
OTHER LIABILITIES...........................................     123      141
MINORITY INTERESTS..........................................      58       69
PREFERRED CAPITAL SECURITIES................................      39       57
SHAREOWNERS' EQUITY
  Common stock (2002, 71.0 shares issued and 67.9
     outstanding; 2001, 71.0 shares issued and 66.5
     outstanding)...........................................      71       71
  Additional paid-in capital................................     554      547
  Retained earnings.........................................     530      450
  Treasury stock (2002, 3.1 shares; 2001, 4.5 shares).......     (46)     (69)
  Unearned compensation.....................................     (12)     (12)
  Accumulated other comprehensive loss......................    (356)    (336)
                                                              ------   ------
          TOTAL SHAREOWNERS' EQUITY.........................     741      651
                                                              ------   ------
          TOTAL LIABILITIES AND SHAREOWNERS' EQUITY.........  $4,651   $4,362
                                                              ======   ======

                 See Notes to Consolidated Financial Statements

                               ARVINMERITOR, INC.
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
OPERATING ACTIVITIES
  Income before cumulative effect of accounting change......  $ 149    $  35    $ 218
  Adjustments to income to arrive at cash provided by
     operating activities:
     Depreciation and other amortization....................    196      193      143
     Goodwill amortization..................................     --       24       19
     Gain on sale of business...............................     (6)      --      (83)
     Restructuring costs, net of expenditures...............      5       51       19
     Deferred income taxes..................................    (33)     (57)      32
     Pension and retiree medical expense....................     78       62       58
     Pension and retiree medical contributions..............   (136)     (97)     (89)
     Changes in assets and liabilities, excluding effects of
      acquisitions, divestitures and foreign currency
      adjustments:
       Changes in receivable securitization.................   (106)     211       --
       Receivables..........................................   (144)      87       15
       Inventories..........................................     (1)     107      (10)
       Accounts payable.....................................     63        3      (28)
       Changes in other working capital.....................     40      (14)     (66)
       Other assets and liabilities.........................     79       --       --
                                                              -----    -----    -----
CASH PROVIDED BY OPERATING ACTIVITIES.......................    184      605      228
                                                              -----    -----    -----
INVESTING ACTIVITIES
  Capital expenditures......................................   (184)    (206)    (225)
  Acquisitions of businesses and investments, net of cash
     acquired...............................................    (25)     (34)     (74)
  Payment of certain merger-related assumed liabilities.....     --       --      (49)
  Proceeds from disposition of property and businesses......     11       30      148
                                                              -----    -----    -----
CASH USED FOR INVESTING ACTIVITIES..........................   (198)    (210)    (200)
                                                              -----    -----    -----
FINANCING ACTIVITIES
  Net increase (decrease) in revolving and other debt.......   (600)    (178)     245
  Payment of notes..........................................     --     (125)      --
  Proceeds from issuance of notes...........................    591       --       --
  Purchase of preferred capital securities..................    (18)     (17)      --
                                                              -----    -----    -----
Net increase (decrease) in debt.............................    (27)    (320)     245
  Cash dividends............................................    (27)     (51)     (35)
  Purchase of treasury stock................................     --      (31)    (172)
  Proceeds from exercise of stock options...................     22       --       --
                                                              -----    -----    -----
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES............    (32)    (402)      38
                                                              -----    -----    -----
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................      1       (8)     (18)
CHANGE IN CASH..............................................    (45)     (15)      48
CASH AT BEGINNING OF YEAR...................................    101      116       68
                                                              -----    -----    -----
CASH AT END OF YEAR.........................................  $  56    $ 101    $ 116
                                                              =====    =====    =====

                 See Notes to Consolidated Financial Statements

                               ARVINMERITOR, INC.

                 STATEMENT OF CONSOLIDATED SHAREOWNERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
COMMON STOCK
  Beginning balance.........................................   $  71      $  71      $  69
  Shares issued to Arvin shareowners........................      --         --         24
  Conversion of outstanding Meritor shares..................      --         --        (15)
  Cancellation of Meritor treasury stock....................      --         --         (7)
                                                               -----      -----      -----
  Ending balance............................................      71         71         71
                                                               -----      -----      -----
ADDITIONAL PAID-IN CAPITAL
  Beginning balance.........................................     547        546        158
  Shares issued to Arvin shareowners and Arvin stock options
     converted..............................................      --         --        492
  Conversion of outstanding Meritor shares..................      --         --         15
  Cancellation of Meritor treasury stock....................      --         --       (119)
  Exercise of stock options.................................       4         --         --
  Issuance of restricted stock and other....................       3          1         --
                                                               -----      -----      -----
  Ending balance............................................     554        547        546
                                                               -----      -----      -----
RETAINED EARNINGS
  Beginning balance.........................................     450        466        283
  Net income................................................     107         35        218
  Cash dividends (per share: 2002, $0.40; 2001, $0.76; 2000,
     $0.64).................................................     (27)       (51)       (35)
                                                               -----      -----      -----
  Ending balance............................................     530        450        466
                                                               -----      -----      -----
TREASURY STOCK
  Beginning balance.........................................     (69)       (53)        (6)
  Cancellation of Meritor treasury stock....................      --         --        125
  Purchase of treasury stock................................      --        (31)      (172)
  Exercise of stock options.................................      18         --         --
  Issuance of restricted stock..............................       5         15         --
                                                               -----      -----      -----
  Ending balance............................................     (46)       (69)       (53)
                                                               -----      -----      -----
UNEARNED COMPENSATION
  Beginning balance.........................................     (12)        --         --
  Issuance of restricted stock..............................      (6)       (16)        --
  Compensation expense......................................       6          4         --
                                                               -----      -----      -----
  Ending balance............................................     (12)       (12)        --
                                                               -----      -----      -----
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Beginning balance.........................................    (336)      (237)      (156)
  Foreign currency translation adjustments..................      46        (53)       (81)
  Minimum pension liability, net of tax.....................     (66)       (46)        --
                                                               -----      -----      -----
  Ending balance............................................    (356)      (336)      (237)
                                                               -----      -----      -----
          TOTAL SHAREOWNERS' EQUITY.........................   $ 741      $ 651      $ 793
                                                               =====      =====      =====
COMPREHENSIVE INCOME (LOSS)
  Net income................................................   $ 107      $  35      $ 218
  Foreign currency translation adjustments..................      46        (53)       (81)
  Minimum pension liability, net of tax.....................     (66)       (46)        --
                                                               -----      -----      -----
          TOTAL COMPREHENSIVE INCOME (LOSS).................   $  87      $ (64)     $ 137
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

     On July 7, 2000, Meritor Automotive, Inc. (Meritor) and Arvin Industries, Inc. (Arvin) merged into ArvinMeritor (see Note 4). The merger was accounted for utilizing the purchase method of accounting. The financial information for the period prior to July 7, 2000, reflects the results of Meritor and its consolidated subsidiaries. The information for periods after July 7, 2000, represents the results of ArvinMeritor and its consolidated subsidiaries.

     The company's fiscal quarters end on the Sundays nearest December 31, March 31, and June 30 and its fiscal year ends on the Sunday nearest September 30. Fiscal 2002 ended on September 29, 2002. All year and quarter references relate to the company's fiscal year and fiscal quarters unless otherwise stated.

     Certain prior year amounts have been reclassified to conform to current year presentation.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States (U.S.) requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Significant estimates and assumptions were used to value accrued product warranties (see Note 13), retiree medical and pension obligations (see Notes 19 and 20), income taxes (see Note 21), and contingencies including asbestos and environmental matters (see Note 22).

  Consolidation and Joint Ventures

     The consolidated financial statements include the accounts of the company and those majority-owned subsidiaries in which the company has control. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts and results of operations of controlled subsidiaries where ownership is greater than 50 percent, but less than 100 percent, are included in the consolidated results and are offset by a related minority interest expense and liability recorded for the minority interest ownership. Investments in affiliates that are not controlled or majority-owned are reported using the equity method of accounting (see Note 12).

  Foreign Currency

     Local currencies are generally considered the functional currencies outside the U.S. For operations reporting in local currencies, assets and liabilities are translated at year-end exchange rates with cumulative currency translation adjustments included as a component of Accumulated Other Comprehensive Loss. Income and expense items are translated at average rates of exchange during the year.

  Impairment of Long-Lived Assets including Goodwill

     Management periodically reviews long-lived assets, including goodwill and other intangible assets, for potential impairment. Goodwill is reviewed annually, or more frequently if certain indicators arise, by using discounted cash flows and market multiples to determine fair value (see Note 3). Fair value of all other long-lived assets is determined based on useful lives, cash flows and profitability projections. An impairment loss would be recognized if the review indicates that the carrying value of the asset exceeds the fair value.

                               ARVINMERITOR, INC.

  Revenue Recognition

     Revenues are recognized upon shipment of product and transfer of ownership to the customer. Provisions for customer sales allowances and incentives are made at the time of product shipment.

  Earnings per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding during each year. Diluted earnings per share assumes the exercise of common stock options and the impact of restricted stock when dilutive.

     A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

                                                             SEPTEMBER 30,
                                                           ------------------
                                                           2002   2001   2000
                                                           ----   ----   ----
Basic average common shares outstanding..................  66.4   66.1   52.9
Impact of restricted stock...............................   0.4     --     --
Impact of stock options..................................   0.4     --     --
                                                           ----   ----   ----
Diluted average common shares outstanding................  67.2   66.1   52.9
                                                           ====   ====   ====

  Other

     Information relative to other accounting policies is included in the related notes, specifically, inventories (see Note 9), customer reimbursable tooling and engineering (see Note 10), property and depreciation (see Note 11), capitalized software (see Note 12), financial instruments (see Note 16) and stock options (see Note 18).

  New Accounting Standards

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". The new standard requires one model of accounting for long-lived assets to be disposed of, and broadens the definition of discontinued operations to include a component of a segment. The company adopted this standard effective October 1, 2002. The company does not expect the adoption of SFAS 144 to have a significant impact on its financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)". The new standard requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred, rather than at the time of commitment to an exit plan. The standard is effective for exit or disposal activities initiated after December 31, 2002.

3.  GOODWILL IMPAIRMENT

     Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which requires goodwill to be subject to an annual impairment test, or more frequently if certain indicators arise, and also eliminates goodwill amortization. Prior to the adoption of SFAS 142, goodwill was amortized using the straight-line method for periods not to exceed

                               ARVINMERITOR, INC.

40 years. As required by this standard, the company reviews the fair values of each of its reporting units using discounted cash flows and market multiples.

     Upon adoption of SFAS 142, the company recorded an impairment loss on goodwill as a cumulative effect of accounting change for its coil coating operations (classified as "Other" for segment reporting) of $42 million ($42 million after-tax, or $0.63 per diluted share) in the first quarter of fiscal 2002. Increased competition, consolidation in the coil coating applications industry and the struggling U.S. steel market caused a decrease in the fair value of this business. There have been no changes in the carrying value of goodwill since September 30, 2001, other than the impairment loss on goodwill for the coil coating operations and fluctuations due to changes in foreign currency exchange rates.

     Income before cumulative effect of accounting change and basic and diluted earnings per share before cumulative effect of accounting change would have been as follows had the company been accounting for goodwill under SFAS 142 for fiscal 2001 and 2000 (in millions, except per share amounts):

                                                        2002    2001    2000
                                                        -----   -----   -----
Reported income before cumulative effect of accounting
  change..............................................  $ 149   $  35   $ 218
Add back goodwill amortization expense, net of tax....     --      20      16
                                                        -----   -----   -----
Adjusted income before cumulative effect of accounting
  change..............................................  $ 149   $  55   $ 234
                                                        =====   =====   =====
Reported basic earnings per share before cumulative
  effect of accounting change.........................  $2.24   $0.53   $4.12
Add back goodwill amortization expense, net of tax....     --    0.30    0.30
                                                        -----   -----   -----
Adjusted basic earnings per share before cumulative
  effect of accounting change.........................  $2.24   $0.83   $4.42
                                                        =====   =====   =====
Reported diluted earnings per share before cumulative
  effect of accounting change.........................  $2.22   $0.53   $4.12
Add back goodwill amortization expense, net of tax....     --    0.30    0.30
                                                        -----   -----   -----
Adjusted diluted earnings per share before cumulative
  effect of accounting change.........................  $2.22   $0.83   $4.42
                                                        =====   =====   =====

     Information regarding other intangible assets, which includes trademarks, patents and licenses, is included in Note 12, and goodwill by segment is included in Note 23.

4.  ARVINMERITOR MERGER

     On July 7, 2000, Meritor and Arvin merged to form ArvinMeritor. Under the terms of the merger agreement, each share of Meritor common stock was converted into the right to receive 0.75 share of common stock of ArvinMeritor, and each share of Arvin common stock was converted into the right to receive one share of common stock of ArvinMeritor plus $2.00 in cash. In total, approximately 62.3 million shares of Meritor, 24.3 million shares of Arvin and $48.5 million in cash were exchanged for approximately 71.0 million shares of ArvinMeritor. All share and per share data for periods prior to the merger have been restated to conform with the exchange of Meritor shares to ArvinMeritor shares on a one to
0.75 basis in connection with the merger with Arvin.

     The merger was accounted for utilizing the purchase method of accounting. Accordingly, the results of operations of Arvin are included with those of the company for the period subsequent to the date of the merger. Pro forma sales, net income and basic and diluted earnings per share for the fiscal year ended September 30, 2000, would have been $7,722 million, $287 million and $4.02 per share, respectively, and exclude a non-recurring charge of $70 million ($58 million after-tax or $0.81 per basic and diluted share) for

                               ARVINMERITOR, INC.

merger-related expenses. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The pro forma data is not necessarily indicative of the results of operations of ArvinMeritor that would have been achieved if the merger had in fact occurred on such dates. The pro forma data does not give effect to any restructuring costs or to cost savings or other synergies that have resulted from the merger.

5.  RESTRUCTURING COSTS

     In the first-quarter of fiscal 2002, the company recorded a restructuring charge of $15 million ($10 million after-tax, or $0.15 per basic and diluted share) for severance and other employee costs related to a net reduction of approximately 450 employees. All employees have been terminated under this restructuring action, and $5 million of restructuring reserves relating to severance payments remained in the consolidated balance sheet at September 30, 2002.

     During fiscal 2001, the company recorded a net restructuring charge of $67 million ($45 million after-tax, or $0.68 per basic and diluted share). The restructuring charge was net of approximately $4 million of restructuring reserves established in fiscal 2000 that were reversed due to a change in circumstances and $12 million of restructuring reserves established in fiscal 2001 that were reversed primarily due to actions taken to minimize severance costs related to cost-reduction programs in Europe. The fiscal 2001 net charges include severance and other employee costs of approximately $48 million related to a net reduction of approximately 1,350 employees, with the balance primarily associated with facility related costs from the rationalization of operations. All employees have been terminated under this restructuring action, and $2 million of restructuring reserves relating to severance payments remained in the consolidated balance sheet at September 30, 2002.

     In fiscal 2001, the company also recorded approximately $34 million of restructuring costs that were incurred as a result of the ArvinMeritor merger and were reflected in the purchase price allocation. These costs include approximately $17 million related to a net reduction of approximately 1,200 employees, with the balance primarily associated with facility related costs from the rationalization of operations. All employees have been terminated under this restructuring action, and $2 million of restructuring reserves relating to severance payments remained in the consolidated balance sheet at September 30, 2002.

                               ARVINMERITOR, INC.

     A summary of restructuring charges and merger-related restructuring reserves as of September 30, 2002 is as follows (in millions):

                                           EMPLOYEE
                                          TERMINATION     ASSET
                                           BENEFITS     IMPAIRMENT   OTHER   TOTAL
                                          -----------   ----------   -----   -----
Fiscal 2001 original charge.............     $ 60          $ 19       $ 4    $ 83
Reversal of charge in 2001..............      (12)           --        --     (12)
Write-down of assets....................       --           (19)       --     (19)
Cash payments through 9/30/02...........      (46)           --        (4)    (50)
                                             ----          ----       ---    ----
          Subtotal......................        2            --        --       2
                                             ----          ----       ---    ----
Fiscal 2001 merger-related reserves.....       17            17        --      34
Cash payments through 9/30/02...........      (15)           --        --     (15)
Write-down of assets....................       --           (17)       --     (17)
                                             ----          ----       ---    ----
          Subtotal......................        2            --        --       2
                                             ----          ----       ---    ----
Fiscal 2002 charge......................       15            --        --      15
Cash payments through 9/30/02...........      (10)           --        --     (10)
                                             ----          ----       ---    ----
          Subtotal......................        5            --        --       5
                                             ----          ----       ---    ----
Reserve balance at 9/30/02..............     $  9          $ --       $--    $  9
                                             ====          ====       ===    ====

6.  SALE OF BUSINESSES

     In the third quarter of fiscal 2002, the company completed the sale of its exhaust accessories manufacturing operations for approximately $11 million in cash, resulting in a one-time gain of $6 million ($4 million after-tax, or $0.06 per basic and diluted share).

     In the first quarter of fiscal 2000, the company completed the sale of its Light Vehicle Systems (LVS) seat adjusting systems business for approximately $135 million in cash, resulting in a one-time gain of $83 million ($51 million after-tax, or $0.96 per basic and diluted share).

7.  OTHER CHARGES, NET

     During fiscal 2001, the company recorded $12 million ($8 million after-tax, or $0.12 per basic and diluted share) for an employee separation agreement and $5 million ($3 million after-tax, or $0.05 per basic and diluted share) for environmental liability costs.

     During fiscal 2000, the company incurred $10 million in merger expenses ($6 million after-tax, or $0.11 per basic and diluted share) related to the ArvinMeritor merger (see Note 4), and recorded a gain on sale of land of $6 million ($3 million after-tax, or $0.05 per basic and diluted share).

8.  ASSET SECURITIZATION

     The company sells substantially all of the trade receivables of certain subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned special purpose subsidiary. ARC has entered into an agreement to sell an undivided interest in up to $250 million of eligible receivables, as defined, to certain bank conduits that fund their purchases through the issuance of commercial paper. As of September 30, 2002 and 2001, $105 million and $211 million, respectively, of trade receivables had been sold and are excluded from receivables in the consolidated balance sheet. The company has no retained interest in the receivables sold, but does perform collection and administrative functions. The receivables were sold at fair market value and a discount on the sale was recorded in interest expense, net and other. A discount of $6 million and $3 million

                               ARVINMERITOR, INC.

was recorded in the fiscal years ended September 30, 2002 and 2001, respectively. As of September 30, 2002 and 2001, the banks had a preferential interest in approximately $201 million and $202 million, respectively, of the remainder of the receivables held at ARC to secure the obligation under the asset securitization facility. The gross amount of proceeds received from the sale of receivables under this program was approximately $2,400 million and $700 million for fiscal 2002 and 2001, respectively. The accounts receivable securitization program matures in September 2003.

     If the company's credit ratings are reduced to certain levels, or if certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facility. At September 30, 2002 the company was in compliance with all covenants.

9.  INVENTORIES

     Inventories are stated at the lower of cost (using LIFO, FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Finished goods..............................................  $207    $238
Work in process.............................................   131     118
Raw materials, parts and supplies...........................   171     152
                                                              ----    ----
          Total.............................................   509     508
Less allowance to adjust the carrying value of certain
  inventories (2002, $78; 2001, $69) to a LIFO basis........   (51)    (51)
                                                              ----    ----
          Inventories.......................................  $458    $457
                                                              ====    ====

10.  OTHER CURRENT ASSETS

     Other Current Assets are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Current deferred income taxes (see Note 21).................  $116    $138
Customer reimbursable tooling and engineering...............    33      30
Asbestos-related recoveries (see Note 22)...................    20      24
Prepaid and other...........................................    42      40
                                                              ----    ----
Other Current Assets........................................  $211    $232
                                                              ====    ====

     Costs incurred for engineering and tooling projects, principally for light vehicle products, for which customer reimbursement is contractually guaranteed are classified as Other Current Assets. These costs are billed to the customer and recorded as a receivable upon completion of the engineering or tooling project. Provisions for losses are provided at the time management expects costs to exceed anticipated customer reimbursement.

11.  NET PROPERTY

     Property is stated at cost. Depreciation of property is based on estimated useful lives, generally using the straight-line method. Significant renewals and betterments are capitalized, and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense. Company-owned

                               ARVINMERITOR, INC.

tooling is classified as property and depreciated over the shorter of its expected life or the life of the related vehicle platform.

     Net Property is summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                            -----------------
                                                             2002      2001
                                                            -------   -------
Property at cost:
  Land and land improvements..............................  $    57   $    55
  Buildings...............................................      441       416
  Machinery and equipment.................................    1,677     1,596
  Company-owned tooling...................................      212       206
  Construction in progress................................      103       131
                                                            -------   -------
Total.....................................................    2,490     2,404
Less accumulated depreciation.............................   (1,311)   (1,204)
                                                            -------   -------
Net Property..............................................  $ 1,179   $ 1,200
                                                            =======   =======

12.  OTHER ASSETS

     Other Assets are summarized as follows (in millions):

                                                             SEPTEMBER 30,
                                                            ----------------
                                                            2002        2001
                                                            ----        ----
Long-term deferred income taxes (see Note 21).............  $187        $119
Investments in affiliates.................................   167         186
Prepaid pension costs (see Note 20).......................    98          87
Fair value of interest rate swaps (see Note 16)...........    48          --
Net capitalized software costs............................    44          42
Asbestos-related recoveries (see Note 22).................    39          36
Trademarks................................................    23          23
Patents and licenses (less accumulated amortization:
  September 30, 2002, $5 and September 30, 2001, $3)......    11          13
Other.....................................................    71          66
                                                            ----        ----
Other Assets..............................................  $688        $572
                                                            ====        ====

     At September 30, 2002 and 2001, the company had investments in 12 and 14 joint ventures, respectively, which were accounted for using the equity method of accounting, as they were not controlled or majority-owned.

     Costs relating to internally developed or purchased software are capitalized and amortized utilizing the straight-line basis over periods not to exceed seven years.

     The company's trademarks, which were determined to have an indefinite life, are not amortized, and patents and licenses are amortized over their contractual lives. The company anticipates amortization expense for patents and licenses of approximately $2 million per year for fiscal 2003 and 2004 and approximately $1 million per year for fiscal 2005 through 2007.

                               ARVINMERITOR, INC.

13.  OTHER CURRENT LIABILITIES

     Other Current Liabilities are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Accrued product warranties..................................  $ 89    $ 94
Accrued taxes other than income taxes.......................    37      48
Asbestos-related reserves (see Note 22).....................    20      24
Accrued interest expense....................................    12       6
Accrued restructuring (see Note 5)..........................     9      46
Environmental reserves (see Note 22)........................     8      18
Other.......................................................    55      78
                                                              ----    ----
Other Current Liabilities...................................  $230    $314
                                                              ====    ====

     Accruals for product warranty costs are recorded at the time of shipment of products to customers. Accruals for product recall campaigns are recorded at the time the company's obligation is known and can be reasonably estimated. Warranty reserves are based on several factors including past claims experience, sales history, product manufacturing and engineering changes, industry developments and various other considerations. As of September 30, 2002, accrued product warranties included a liability related to a recall campaign associated with TRW model 20-EDL tie rod ends (see Note 22).

14.  OTHER LIABILITIES

     Other Liabilities are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Asbestos-related reserves (see Note 22).....................  $ 46    $ 47
Environmental reserves (see Note 22)........................    26      25
Deferred payments...........................................     4      29
Other.......................................................    47      40
                                                              ----    ----
Other Liabilities...........................................  $123    $141
                                                              ====    ====

                               ARVINMERITOR, INC.

15.  LONG-TERM DEBT

     Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
6 5/8 percent notes due 2007................................  $  199   $   --
6 3/4 percent notes due 2008................................     100      100
7 1/8 percent notes due 2009................................     150      150
6.8 percent notes due 2009..................................     499      498
8 3/4 percent notes due 2012................................     400       --
Bank revolving credit facilities............................      27      495
Lines of credit and other...................................      27      164
Fair value adjustment of notes..............................      48       --
                                                              ------   ------
  Subtotal..................................................   1,450    1,407
Less current maturities.....................................     (15)     (94)
                                                              ------   ------
Long-Term Debt..............................................  $1,435   $1,313
                                                              ======   ======

 Credit Facilities and Lines of Credit

     The company has two unsecured credit facilities, which mature on June 27, 2005: a three-year, $400-million revolving credit facility and a five-year, $750-million revolving credit facility. Borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company's credit rating. At September 30, 2002, the margin over the LIBOR rate was 105 basis points, and the facility fee was 20 basis points.

     The company also has a $50-million uncommitted line of credit. Included in lines of credit and other at September 30, 2001 are approximately $50 million of borrowings from a non-consolidated affiliate. There were no borrowings from related parties at September 30, 2002.

 Debt Securities

     On April 12, 2001, the company filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities that may be offered in one or more series on terms to be determined at the time of sale. On February 26, 2002, the company completed a public offering of debt securities under the shelf registration consisting of $400 million 10-year fixed-rate 8 3/4 percent notes due March 1, 2012. The notes were offered to the public at 100 percent of their principal amount. On July 1, 2002, the company completed a second public offering of debt securities under the shelf registration consisting of $200 million 5-year fixed-rate 6 5/8 percent notes due June 15, 2007. The notes were offered to the public at 99.684 percent of their principal amount. The proceeds of both offerings, net of underwriting discounts and commissions, were used to repay outstanding indebtedness under the revolving credit facilities and for general corporate purposes.

  Capital Securities

     Included in the Consolidated Balance Sheet as of September 30, 2002 and 2001, are $39 million and $57 million, respectively, of 9.5 percent company-obligated mandatorily redeemable preferred capital securities (capital securities), issued by a wholly owned subsidiary trust of ArvinMeritor, due February 1, 2027, and callable in February 2007. The company fully and unconditionally guarantees the subsidiary trust's obligation under the capital securities.

                               ARVINMERITOR, INC.

 Interest Rate Swap Agreements

     The company entered into two interest rate swap agreements in March 2002. These swap agreements, in effect, converted $300 million notional amount of the 8 3/4 percent notes and $100 million notional amount of the 6.8 percent notes to variable interest rates. The fair value of the swaps was $48 million as of September 30, 2002, and is recorded in other assets, with an offsetting amount recorded in long-term debt. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent and 6.8 percent on notional amounts of $300 million and $100 million, respectively, and pays variable rates based on 3-month LIBOR plus a weighted-average spread of 2.51 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other.

  Leases

     The company has entered into agreements to lease certain assets. These assets are held by special purpose entities (SPEs), which were established and are owned by independent third parties. These leases are accounted for as operating leases, and the lease payments are charged to operating income. Under current accounting principles generally accepted in the U.S., the assets and the related obligations are excluded from the consolidated balance sheet, and the SPEs are not consolidated. During fiscal 2002, the company purchased certain assets for $35 million that were previously leased under one of these arrangements. At September 30, 2002 and 2001, the original cost of the assets under such arrangements was $120 million and $131 million, respectively.

     Future minimum lease payments under these and other operating leases are $26 million in 2003, $22 million in 2004, $21 million in 2005, $20 million in 2006, $18 million in 2007 and $46 million thereafter. These amounts reflect the future minimum lease payments under the existing agreements, discussed above.

  Covenants

     The credit facilities require the company to maintain a total net debt to earnings before interest, taxes depreciation and amortization (EBITDA) ratio of 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) of 1.50x. In addition, certain operating leases require the company to maintain financial ratios that are similar to those required under the company's credit facilities. At September 30, 2002, the company was in compliance with all covenants.

16. FINANCIAL INSTRUMENTS

     The company's financial instruments include cash and cash equivalents, short-term debt, long-term debt, preferred capital securities, interest rate swaps, and foreign exchange contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its interest rate and foreign exchange rate exposures. The company's interest rate swap agreements are discussed in Note 15.

  Foreign Exchange Contracts

     The company uses foreign exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables. These contracts help minimize the risk of loss from changes in exchange rates and are generally of short duration (less than three months). The company has elected not to designate the foreign exchange contracts as hedges, therefore, changes in the fair value of the foreign exchange contracts are recognized in operating income. The net income impact of recording these contracts at fair value in fiscal 2002 and 2001 did not have a significant effect on the company's results of operations. As of

                               ARVINMERITOR, INC.

September 30, 2002 and 2001, the fair value of foreign exchange contracts was not material. It is the policy of the company not to enter into derivative instruments for speculative purposes.

  Fair Value

     Fair values of financial instruments are summarized as follows (in millions):

                                                             SEPTEMBER 30,
                                       ---------------------------------------------------------
                                                  2002                          2001
                                       ---------------------------   ---------------------------
                                       CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
                                       --------------   ----------   --------------   ----------
Cash and cash equivalents............      $   56         $   56         $  101         $  101
Short-term debt......................          15             15             94             94
Long-term debt.......................       1,435          1,433          1,313          1,310
Preferred capital securities.........          39             40             57             41
Interest rate swaps -- asset.........          48             48             --             --

     Cash and cash equivalents -- All highly liquid investments purchased with maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments.

     Short-term debt -- The carrying value of short-term debt approximates fair value because of the short maturity of these borrowings.

     Long-term debt and preferred capital securities -- Fair values are based on the company's current incremental borrowing rate for similar types of borrowing arrangements.

     Interest rate swaps -- Fair values are estimated by obtaining quotes from external sources.

17. CAPITAL STOCK

  Common Stock

     The company is authorized to issue 500 million shares of Common Stock, with a par value of $1 per share, and 30 million shares of Preferred Stock, without par value, of which two million shares are designated as Series A Junior Participating Preferred Stock (Junior Preferred Stock). Under the Company Rights Plan, a Preferred Share Purchase Right (Right) is attached to each share of Common Stock pursuant to which the holder may, in certain takeover-related circumstances, become entitled to purchase from the company 1/100th of a share of Junior Preferred Stock at a price of $100, subject to adjustment. Also, in certain takeover-related circumstances, each Right (other than those held by an acquiring person) will be exercisable for shares of Common Stock or stock of the acquiring person having a market value of twice the exercise price. In certain events, the company may exchange each Right for one share of Common Stock or 1/100th of a share of Junior Preferred Stock. The Rights will expire on July 7, 2010, unless earlier exchanged or redeemed at a redemption price of $0.01 per Right. Until a Right is exercised, the holder, as such, will have no voting, dividend or other rights as a shareowner of the company.

     The company has reserved approximately 15.6 million shares of Common Stock in connection with its Long-Term Incentives Plan (the LTIP), Directors Stock Plan, Incentive Compensation Plan, 1998 and 1988 Stock Benefit Plans, and Employee Stock Benefit Plan for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and stock awards to key employees and directors. At September 30, 2002, there were 5.9 million shares available for future grants under these plans.

                               ARVINMERITOR, INC.

 Restricted Stock

     Restricted stock grants to officers and other employees are summarized as follows:

                                         GRANT    NUMBER OF     DATE         TOTAL       RECOGNITION
GRANT DATE:                              PRICE     SHARES      VESTED     COMPENSATION     PERIOD
-----------                             -------   ---------   ---------   ------------   -----------
January 2002(1).......................  $19.640    291,000    Jan. 2005   $ 6 million      3 years
July 2001(2)..........................  $18.850    681,832    July 2006   $13 million      3 years
January 2001(1).......................  $11.375    296,900    Jan. 2004   $ 3 million      3 years

---------------
(1) In January 2002 and 2001, the company granted shares of restricted stock to certain employees in accordance with the LTIP and the Employee Stock Benefit Plan. The restricted shares are subject to continued employment by the employee and vest after three years.

(2) In June 2001, the company commenced an offer to exchange certain outstanding stock options for restricted shares of the company's Common Stock. All outstanding stock options issued under the LTIP, the Employee Stock Benefit Plan, the 1998 and the 1988 Stock Benefit Plans (together, "the plans") that were held by active employees and had an exercise price of $22.25 or more per share (except options that expired in June 2001) were eligible for exchange. The exchange rate was based on a percentage of the present value of the options and the market price of the Common Stock on May 25, 2001 of $15.31 per share. In July 2001, 2,810,471 eligible options were cancelled and restricted shares of Common Stock were issued under the plans in exchange for those options. The restricted stock will vest in July 2006, if the holder remains an active employee through that period, or earlier if certain performance measures are achieved. Total compensation related to the exchange is being expensed over a three-year recognition period assuming that the performance measures will be met. During fiscal 2001, certain restricted stock issued with this exchange vested early, resulting in the recognition of compensation expense of $2 million.

     Since the grant of restricted stock relates to future service, the total compensation expense is recorded as unearned compensation and is shown as a separate reduction of shareowners' equity. The unearned compensation is then expensed over the recognition period. The company has granted the restricted stock from treasury shares, and cash dividends on the restricted stock are reinvested in additional shares of Common Stock during the period. Total compensation expense recognized for restricted stock was $6 million and $4 million for fiscal 2002 and 2001, respectively.

  Treasury Stock

     In July 2000, the board of directors authorized a program to repurchase up to $100 million of the company's Common Stock. This program was terminated in November 2001. Prior to the termination, 5.4 million shares of ArvinMeritor Common Stock were purchased at an aggregate cost of approximately $84 million, or an average of $15.39 per share.

     During fiscal 2002, approximately 1.5 million shares of treasury stock were issued in connection with the exercise of stock options and issuance of restricted stock under the company's incentive plans.

18.  STOCK OPTIONS

     Under the company's incentive plans, stock options are granted at prices equal to the fair value on the date of grant and have a maximum term of 10 years. Vesting periods are generally three years from the date of grant.

                               ARVINMERITOR, INC.

     Information relative to stock options is as follows (shares in thousands, exercise price represents a weighted average):

                                  2002                2001               2000(1)
                            -----------------   -----------------   -----------------
                                     EXERCISE            EXERCISE            EXERCISE
                            SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                            ------   --------   ------   --------   ------   --------
Outstanding -- beginning
  of year.................   4,692    $23.00     6,395    $28.04    2,724     $29.49
Granted...................   1,553     19.93     1,573     15.06      729      22.09
Exercised.................  (1,172)    18.35        (2)    19.31       --         --
Conversion of Arvin
  options(2)..............      --        --        --        --    3,118      28.10
Conversion to restricted
  stock(3)................      --        --    (2,810)    29.98       --         --
Cancelled or expired......    (183)    22.57      (464)    24.82     (176)     26.96
                            ------              ------              -----
Outstanding -- end of
  year....................   4,890     23.16     4,692     23.00    6,395      28.04
                            ======              ======              =====
Exercisable -- end of
  year....................   2,533     27.58     3,273     25.86    4,878      28.77
                            ======              ======              =====

---------------
(1) All Meritor option quantities and exercise prices have been adjusted by the exchange ratio of one Meritor share for .75 ArvinMeritor share as part of the merger (see Note 4).

(2) In connection with the merger, each Arvin outstanding option was converted to an ArvinMeritor option on a one-to-one basis, plus $1.00 per share reduction in the exercise price.

(3) In July 2001, certain stock options were converted to restricted shares of Common Stock (see Note 17).

     The following table provides additional information about outstanding stock options at September 30, 2002 (shares in thousands, exercise price represents a weighted average):

                                                     OUTSTANDING               EXERCISABLE
                                            -----------------------------   -----------------
EXERCISE                                             REMAINING   EXERCISE            EXERCISE
PRICE RANGE                                 SHARES     YEARS      PRICE     SHARES    PRICE
-----------                                 ------   ---------   --------   ------   --------
$14.00 to $20.00..........................  2,807       8.5       $18.07      553     $17.61
$20.01 to $27.00..........................    337       5.9        23.05      234      22.93
$27.01 to $34.00..........................  1,393       4.6        29.66    1,393      29.66
$34.01 to $41.00..........................    353       5.5        38.08      353      38.08
                                            -----                           -----
                                            4,890                           2,533
                                            =====                           =====

     The company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Since stock options are granted at prices equal to fair market value, no compensation expense is recognized in connection with stock options granted to employees. The company's net income and earnings per share would have been reduced to the pro forma amounts shown below if the company accounted for its stock options using the fair value method provided by

                               ARVINMERITOR, INC.

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation" (in millions, except per share amounts):

                                                        2002    2001    2000
                                                        -----   -----   -----
Net income --
  As reported........................................   $ 107   $  35   $ 218
  Pro forma..........................................     104      32     212
Basic earnings per share --
  As reported........................................   $1.61   $0.53   $4.12
  Pro forma..........................................    1.57    0.48    4.01
Diluted earnings per share --
  As reported........................................   $1.59   $0.53   $4.12
  Pro forma..........................................    1.55    0.48    4.01

     The weighted average fair value of options granted was $6.81, $3.93 and $8.16 per share in fiscal 2002, 2001 and 2000, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes pricing model and the following assumptions:

                                                        2002     2001     2000
                                                        ----     ----     ----
Average risk-free interest rate......................    5.1%     5.7%     6.1%
Expected dividend yield..............................    1.7%     5.0%     5.0%
Expected volatility..................................   36.0%    37.0%    35.0%
Expected life (years)................................      5        5        5

19.  RETIREMENT MEDICAL PLANS

     ArvinMeritor has retirement medical plans that cover the majority of its U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement.

     The company's retiree medical obligations are measured as of June 30. The following are the assumptions used in the measurement of the accumulated projected benefit obligation (APBO):

                                                              2002   2001
                                                              ----   -----
Assumptions as of June 30
  Discount rate.............................................  7.25%   7.50%
  Health care cost trend rate (weighted average)............  9.00%  11.00%
  Ultimate health care trend rate...........................  5.00%   5.00%
  Years to ultimate rate (2011).............................     8       9

     The discount rate is the rate that the accumulated projected benefit obligation is discounted. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has typically used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company's expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. The company's projection for fiscal 2003 is an increase in health care costs of 9.0 percent.

                               ARVINMERITOR, INC.

     The APBO for retiree medical as of the June 30 measurement date is summarized as follows (in millions):

APBO                                                          2002   2001
----                                                          ----   ----
Retirees....................................................  $502   $467
Employees eligible to retire................................    17     20
Employees not eligible to retire............................    57     55
                                                              ----   ----
Total.......................................................  $576   $542
                                                              ====   ====

     The following reconciles the change in the APBO and the amounts included in the consolidated balance sheet (in millions):

                                                              2002    2001
                                                              -----   -----
APBO -- beginning of year...................................  $ 542   $ 465
  Service cost..............................................      4       4
  Interest cost.............................................     38      36
  Plan amendments...........................................    (36)      5
  Actuarial losses..........................................     88      85
  Benefit payments..........................................    (60)    (53)
                                                              -----   -----
APBO -- end of year.........................................    576     542
Items not yet recognized in the balance sheet --
  Plan amendments...........................................     40       7
  Actuarial (losses)/gains:
  Discount rate.............................................    (60)    (47)
  Health care cost trend rate...............................      4      41
  Demographic and other.....................................   (251)   (225)
                                                              -----   -----
Accrued retiree medical liability...........................  $ 309   $ 318
                                                              =====   =====

     The increase in the APBO was driven primarily by actuarial losses. The actuarial losses resulted from the decrease in the discount rate assumption and unfavorable health care cost trend experience. The demographic and other actuarial losses relate to earlier than expected retirements due to certain plant closings and restructuring actions. In accordance with Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other than Pensions", a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the average expected remaining service life, which is approximately 14 years. Union plan amendments are generally amortized over the contract period, or 3 years. The company has approved changes to certain retiree medical plans. These plan amendments will be effective in fiscal 2003 and have been reflected in the APBO as of September 30, 2002.

                               ARVINMERITOR, INC.

     The accrued retiree medical liability is included in the consolidated balance sheet as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Current -- included in accrued compensation and benefits....  $ 60    $ 50
Long-term -- included in accrued retirement benefits........   249     268
                                                              ----    ----
Accrued retiree medical liability...........................  $309    $318
                                                              ====    ====

     The components of retiree medical expense are as follows (in millions):

                                                            2002   2001   2000
                                                            ----   ----   ----
Service cost..............................................  $ 4    $ 4    $ 2
Interest cost.............................................   38     36     33
Amortization of --
     Prior service cost...................................   (3)    (3)    (6)
     Actuarial gains and losses...........................   12      4      5
                                                            ---    ---    ---
Retiree medical expense...................................  $51    $41    $34
                                                            ===    ===    ===

     A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

                                                              2002   2001
                                                              ----   ----
Effect on total service and interest cost
     1% Increase............................................  $  4   $  4
     1% Decrease............................................    (4)    (4)
Effect on APBO
     1% Increase............................................    50     42
     1% Decrease............................................   (46)   (38)

20.  RETIREMENT PENSION PLANS

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

     The company's pension obligations are measured as of June 30. The U.S. plans include a qualified and non-qualified pension plan. Non-U.S. includes plans primarily in the United Kingdom, Canada and Germany.

                               ARVINMERITOR, INC.

The following are the assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

                                                   2002                   2001
                                           --------------------   --------------------
                                           U.S.      NON U.S.     U.S.      NON U.S.
                                           -----   ------------   -----   ------------
Assumptions as of June 30
     Discount Rate.......................  7.25%   6.00 - 6.75%   7.50%   6.00 - 6.75%
     Assumed return on plan assets.......  8.50%   8.00 - 8.50%   9.50%          9.00%
     Rate of compensation increase.......  4.25%   2.50 - 3.50%   4.25%   2.50 - 4.00%

     The discount rate is the rate that the PBO is discounted. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. The company has typically used the corporate AA/Aa bond rate for this assumption. The assumed return on plan assets noted above represents a forward projection of the average rate of earnings expected on the pension assets. This rate is used in the calculation of assumed rate of return on plan assets, a component of net periodic pension expense. As of June 30, 2002 the company has lowered the assumed rates of return on plan assets in the U.S. to 8.50 percent, in the United Kingdom to 8.00 percent and in Canada to 8.50 percent. These revised assumed rates of return will be used for fiscal 2003 net periodic pension expense. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

     The following table reconciles the change in the PBO and the change in plan assets (in millions):

                                                     2002                        2001
                                           -------------------------   ------------------------
                                           U.S.    NON U.S.   TOTAL    U.S.    NON U.S.   TOTAL
JUNE 30 MEASUREMENT DATE                   -----   --------   ------   -----   --------   -----
PBO -- beginning of year.................  $ 596     $390     $  986   $ 490     $362     $ 852
     Service cost........................     20       12         32      18       13        31
     Interest cost.......................     45       24         69      40       22        62
     Participant contributions...........     --        3          3      --        2         2
     Amendments..........................      5       --          5      --       --        --
     Actuarial loss......................     11        2         13      59       19        78
     Divestitures........................     --       --         --      --       (2)       (2)
     Termination benefits and early
       retirement........................     --       --         --      17        1        18
     Benefit payments....................    (32)     (19)       (51)    (28)     (25)      (53)
     Foreign currency rate changes.......     --       19         19      --       (2)       (2)
                                           -----     ----     ------   -----     ----     -----
PBO -- end of year.......................    645      431      1,076     596      390       986
                                           -----     ----     ------   -----     ----     -----
Change in plan assets
Fair value of assets -- beginning of
  year...................................    398      372        770     409      421       830
     Actual return on plan assets........    (32)     (40)       (72)    (17)     (28)      (45)
     Employer contributions..............     52        9         61      34       10        44
     Participant contributions...........     --        3          3      --        2         2
     Divestitures........................     --       --         --      --       (2)       (2)
     Benefit payments....................    (32)     (19)       (51)    (28)     (25)      (53)
     Foreign currency rate changes.......     --       16         16      --       (6)       (6)
                                           -----     ----     ------   -----     ----     -----
Fair value of assets -- end of year......    386      341        727     398      372       770
                                           -----     ----     ------   -----     ----     -----
Funded status............................  $(259)    $(90)    $ (349)  $(198)    $(18)    $(216)
                                           =====     ====     ======   =====     ====     =====

                               ARVINMERITOR, INC.

     The following reconciles the funded status with the amount included in the consolidated balance sheet (in millions):

                                                     2002                        2001
                                           -------------------------   ------------------------
                                           U.S.    NON U.S.   TOTAL    U.S.    NON U.S.   TOTAL
JUNE 30 MEASUREMENT DATE                   -----   --------   ------   -----   --------   -----
Funded status............................  $(259)    $(90)    $ (349)  $(198)    $(18)    $(216)
Items not yet recognized in balance
  sheet:
     Actuarial losses....................    243      143        386     161       63       224
     Prior service cost..................      2       12         14      (3)      10         7
     Initial net asset...................     --       (6)        (6)     --       (8)       (8)
Sept. 2002 employer contribution.........     15       --         15      --       --        --
                                           -----     ----     ------   -----     ----     -----
Net prepaid/(liability)..................  $   1     $ 59     $   60   $ (40)    $ 47     $   7
                                           =====     ====     ======   =====     ====     =====

     The increase in the PBO due to actuarial losses for fiscal 2002 and 2001 relates primarily to the reduction in the discount rate assumptions. In accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), "Employers' Accounting for Pensions", a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the expected remaining service life, which ranges from 12 to 18 years, depending on the plan. The most significant impact on the funded status has been the underperformance of the pension assets for both fiscal 2002 and 2001. This was driven by worldwide financial market conditions, which also contributed to the company's revision of the expected rate of return on plan assets. Also in accordance with SFAS 87, the company utilizes a market-related value of assets, which recognizes changes in the fair value of assets over a five-year period.

     The increase in the unfunded status resulted in the company recording an additional minimum pension liability for both fiscal 2002 and 2001. SFAS 87 requires a company to record a minimum liability that is at least equal to the unfunded accumulated benefit obligation. The company recorded an additional minimum pension liability adjustment of $116 million and $75 million in fiscal 2002 and 2001, respectively. The additional minimum pension liability, net of a deferred tax asset, is charged to accumulated other comprehensive loss.

     Amounts included in the consolidated balance sheet at September 30 are comprised of the following (in millions):

                                                      2002                       2001
                                            ------------------------   ------------------------
                                            U.S.    NON U.S.   TOTAL   U.S.    NON U.S.   TOTAL
                                            -----   --------   -----   -----   --------   -----
Prepaid pension asset.....................  $  --     $ 98     $  98   $  --     $ 87     $  87
Accrued pension liability.................   (175)     (56)     (231)   (115)     (43)     (158)
Deferred tax asset........................     67        4        71      29       --        29
Accumulated other comprehensive loss......    108        4       112      46       --        46
Intangible asset and other................      1        6         7      --        3         3
Minority interest liability...............     --        3         3      --       --        --
                                            -----     ----     -----   -----     ----     -----
Net amount recognized.....................  $   1     $ 59     $  60   $ (40)    $ 47     $   7
                                            =====     ====     =====   =====     ====     =====

                               ARVINMERITOR, INC.

     The accrued pension liability is included in Accrued Retirement Benefits in the consolidated balance sheet as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Accrued pension liability...................................  $231    $158
Accrued retiree medical liability -- long term (see Note
  19).......................................................   249     268
Other.......................................................    32      33
                                                              ----    ----
Accrued Retirement Benefits.................................  $512    $459
                                                              ====    ====

     In accordance with Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits", the PBO, accumulated benefit obligation (ABO) and fair value of plan assets is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases. Additional information is as follows (in millions):

                                                2002                        2001
                                      -------------------------   ------------------------
                                        ABO     ASSETS              ABO     ASSETS
                                      EXCEEDS   EXCEED            EXCEEDS   EXCEED
                                      ASSETS     ABO     TOTAL    ASSETS     ABO     TOTAL
                                      -------   ------   ------   -------   ------   -----
PBO.................................   $739      $337    $1,076    $641      $345    $986
ABO.................................    663       288       951     548       294     842
Plan Assets.........................    418       309       727     398       372     770

     The components of net periodic pension expense were as follows (in millions):

                                                          2002   2001   2000
                                                          ----   ----   ----
Service cost............................................  $ 32   $ 31   $ 22
Interest cost...........................................    69     62     37
Assumed return on plan assets...........................   (79)   (74)   (40)
Amortization of prior service cost......................     3      3      4
Amortization of transition asset........................    (2)    (2)    (2)
Recognized actuarial loss...............................     4      1      3
                                                          ----   ----   ----
Net periodic pension expense............................  $ 27   $ 21   $ 24
                                                          ====   ====   ====

     The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans was $11 million, $11 million and $8 million for fiscal 2002, 2001 and 2000, respectively.

21.  INCOME TAXES

     The components of the Provision for Income Taxes are summarized as follows (in millions):

                                                          2002   2001   2000
                                                          ----   ----   ----
Current tax expense (benefit):
     U.S. ..............................................  $  8   $ 23   $ 17
     Foreign............................................    94     61     91
     State and local....................................     6     (6)     1
                                                          ----   ----   ----
          Total current tax expense.....................   108     78    109
                                                          ----   ----   ----
Deferred tax expense (benefit):
     U.S. ..............................................    28    (32)    30
     Foreign............................................   (53)   (24)    (3)
     State and local....................................    (8)    (1)     5
                                                          ----   ----   ----
          Total deferred tax expense (benefit)..........   (33)   (57)    32
                                                          ----   ----   ----
Provision for Income Taxes..............................  $ 75   $ 21   $141
                                                          ====   ====   ====

                               ARVINMERITOR, INC.

     The deferred tax expense represents tax deductions related to previously accrued expenses. The deferred tax benefit represents the tax benefit of current year net operating losses and tax credits carried forward, and the tax impact related to certain accrued expenses that have been recorded for financial statement purposes but are not deductible for income tax purposes until paid.

     Net deferred income tax benefits included in Other Current Assets in the accompanying consolidated balance sheet consist of the tax effects of temporary differences related to the following (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Accrued compensation and benefits...........................  $ 49    $ 36
Accrued product warranties..................................    29      32
Inventories.................................................    19      21
Receivables.................................................    10      19
Accrued restructuring.......................................     3      16
Other, net..................................................     6      14
                                                              ----    ----
Current deferred income taxes...............................  $116    $138
                                                              ====    ====

     Net deferred income tax benefits included in Other Assets in the accompanying consolidated balance sheet consist of the tax effects of temporary differences related to the following (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Accrued retiree medical liability...........................  $ 95    $103
Loss and tax credit carryforwards...........................   212      91
Accrued pension liability...................................    21      12
Taxes on undistributed income...............................   (32)    (30)
Property....................................................   (83)    (54)
Other, net..................................................   (15)      6
                                                              ----    ----
Subtotal....................................................   198     128
Valuation allowance.........................................   (11)     (9)
                                                              ----    ----
Long-term deferred income taxes.............................  $187    $119
                                                              ====    ====

     Management believes it is more likely than not that current and long-term deferred tax benefits will reduce future income tax payments. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include: (a) historical operating results, (b) expectations of future earnings and (c) the extended period of time over which the retirement medical liability will be paid. The valuation allowance represents the amount of tax benefits related to net operating loss and tax credit carryforwards, which management believes are not likely to be realized. The carryforward periods for $145 million of net operating losses and tax credit carryforwards expire between 2003 and 2022. The carryforward period for the remaining net operating losses and tax credits is indefinite.

                               ARVINMERITOR, INC.

     The company's effective tax rate was different from the U.S. statutory rate for the reasons set forth below:

                                                           2002   2001   2000
                                                           ----   ----   ----
Statutory tax rate.......................................  35.0%  35.0%  35.0%
State and local income taxes.............................  (0.6)  (4.3)   1.2
Foreign income taxes.....................................  (2.4)  (2.8)   0.7
Goodwill.................................................    --    7.2    1.0
Recognition of basis differences.........................  (1.8)  (8.9)  (0.4)
Tax on undistributed foreign earnings....................   1.0    3.2    0.7
Other....................................................   0.8    4.1     --
                                                           ----   ----   ----
Effective tax rate.......................................  32.0%  33.5%  38.2%
                                                           ====   ====   ====

     The income tax provisions were calculated based upon the following components of income before income taxes (in millions):

                                                          2002   2001   2000
                                                          ----   ----   ----
U.S. income (loss)......................................  $109   $(31)  $139
Foreign income..........................................   126     94    230
                                                          ----   ----   ----
Total...................................................  $235   $ 63   $369
                                                          ====   ====   ====

     No provision has been made for U.S., state or additional foreign income taxes related to approximately $190 million of undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested.

22.  CONTINGENCIES

 Environmental

     Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have, and will continue to have, an impact on the manufacturing operations of the company. The process of estimating environmental liabilities is complex and dependent on physical and scientific data at the site, uncertainties as to remedies and technologies to be used and the outcome of discussions with regulatory agencies. The company records liabilities for environmental issues in the accounting period in which its responsibility is established and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, the company records a liability for its allocable share of costs related to its involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. At environmental sites in which ArvinMeritor is the only potentially responsible party, the company records a liability for the total estimated costs of remediation before consideration of recovery from insurers or other third parties.

     The company has been designated as a potentially responsible party at 8 Superfund sites, excluding sites as to which the company's records disclose no involvement or as to which the company's potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2002, to be approximately $34 million, of which $13 million is recorded as a liability. In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2002, to be approximately $50 million, of which $21 million is

                               ARVINMERITOR, INC.

recorded as a liability. Following are the components of the Superfund and Non-Superfund environmental reserves (in millions):

                                                              SEPTEMBER 30,
                                                              --------------
                                                              2002     2001
                                                              -----    -----
Superfund sites.............................................   $13      $18
Non-Superfund sites.........................................    21       25
                                                               ---      ---
Total environmental reserves................................   $34      $43
                                                               ===      ===

     A portion of the environmental reserves is included in Other Current Liabilities (see Note 13), with the majority of the amounts recorded in Other Liabilities (see Note 14).

     The actual amount of costs or damages for which the company may be held responsible could materially exceed the foregoing estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation and other factors that make it difficult to accurately predict actual costs. However, based on management's assessment, the company believes that its expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the company's business, financial condition or results of operations. In addition, in future periods, new laws and regulations, advances in technology and additional information about the ultimate clean up remedy could significantly change the company's estimates. Management cannot assess the possible effect of compliance with future requirements.

 Asbestos

     Maremont Corporation ("Maremont", a subsidiary of the company) and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986. During fiscal 1997 through 2002, Maremont paid approximately $52 million to address asbestos-related claims, substantially all of which was reimbursed by insurance.

     Maremont's asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              --------------
                                                              2002     2001
                                                              -----    -----
Unbilled committed settlements..............................   $ 9      $12
Pending claims..............................................    50       48
Shortfall and other.........................................     7       11
                                                               ---      ---
          Total asbestos-related reserves...................   $66      $71
                                                               ===      ===
Asbestos-related recoveries.................................   $59      $60
                                                               ===      ===

     A portion of the asbestos-related recoveries and reserves are included in current assets and liabilities, with the majority of the amounts recorded in noncurrent assets and liabilities (see Notes 10, and 12 through 14).

     The unbilled committed settlements reserve relates to committed settlements that Maremont agreed to pay when Maremont participated in the Center for Claims Resolution (CCR). Maremont shared in the payments of defense and indemnity costs of asbestos-related claims with other CCR members. The CCR

                               ARVINMERITOR, INC.

handled the resolution and processing of asbestos claims on behalf of its members until February 1, 2001, when it was reorganized and discontinued negotiating shared settlements.

     Since February 1, 2001, Maremont has hired its own litigation counsel and is committed to examining the merits of each asbestos-related claim. For purposes of establishing reserves for pending asbestos-related claims, Maremont estimates its defense and indemnity costs based on the history and nature of filed claims to date and Maremont's experience since February 1, 2001. Maremont had approximately 37,500 and 27,500 pending asbestos-related claims at September 30, 2002 and 2001, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries.

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

     Maremont has not accrued reserves for unknown claims that may be asserted against it in the future. Maremont does not have sufficient information to make a reasonable estimate of its potential liability for asbestos-related claims that may be asserted against it in the future.

 Product Recall Campaign

     The company has recalled certain of its commercial vehicle axles equipped with TRW model 20-EDL tie rod ends because of potential safety-related defects in those ends. TRW, Inc. (TRW) manufactured the affected tie rod ends from June 1999 through June 2000 and supplied them to the company for incorporation into its axle products.

     TRW commenced recall campaigns in August 2000 and June 2001, covering 24 weeks of production, due to a purported manufacturing anomaly identified by TRW. However, after an analysis of field returns and customer reports of excessive wear, ArvinMeritor concluded that the defect was based on the design of a bearing used in the ball socket, which is part of the tie rod end, and not on the purported anomaly in the manufacturing process. The company reported its finding to the National Highway Transportation Safety Administration in April 2002 and expanded the recall campaign to cover all of its axle products that had incorporated TRW model 20-EDL tie rod ends.

                               ARVINMERITOR, INC.

     ArvinMeritor estimates the cost of recalling all TRW model 20-EDL tie rod ends to be approximately $30 million, of which approximately $13 million is estimated to be covered by TRW's recall campaigns. The company believes that it is entitled to reimbursement by TRW for its costs associated with the campaigns. On May 6, 2002, the company filed suit against TRW in the U.S. District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty, and seeking compensatory and consequential damages in connection with the recall campaign. The company has recorded a liability and offsetting receivable for the estimated cost of the recall campaign, which is not covered by TRW's recall campaign. As of September 30, 2002, the company has recorded a receivable from TRW for $17 million and has accrued product warranty reserves of $15 million, net of claims paid to date. In addition, as of September 30, 2002 the company has recorded a $4 million receivable from TRW for reimbursement of customer claims paid to date that are covered by TRW's recall campaign.

 Other

     Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the company, relating to the conduct of the company's business, including those pertaining to product liability, intellectual property, safety and health, and employment matters. Although the outcome of litigation cannot be predicted with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters that are pending will not have a material adverse effect on the company's business, financial condition or results of operations.

23.  BUSINESS SEGMENT INFORMATION

     The company has three reportable operating segments: Light Vehicle Systems
(LVS), Commercial Vehicle Systems (CVS), and Light Vehicle Aftermarket (LVA). LVS is a major supplier of air and emission systems, aperture systems (roof and door systems and motion control products), and undercarriage systems (suspension and ride control systems and wheel products) for passenger cars, light trucks and sport utility vehicles to original equipment manufacturers. CVS supplies drivetrain systems and components, including axles and drivelines, braking systems, suspension systems and exhaust, ride control and filtration products for medium- and heavy-duty trucks, trailers and off-highway equipment and specialty vehicles. LVA supplies exhaust, ride control and filter products to the light vehicle aftermarket. Business units that are not focused on automotive products are classified as "Other". The company's coil coating operation is included in this classification.

     Segment information is summarized as follows (in millions):

     Sales:

                                                              2002     2001     2000
                                                             ------   ------   ------
  Light Vehicle Systems....................................  $3,632   $3,588   $2,031
  Commercial Vehicle Systems...............................   2,249    2,199    2,872
  Light Vehicle Aftermarket................................     844      859      209
  Other....................................................     157      159       41
                                                             ------   ------   ------
  Total....................................................  $6,882   $6,805   $5,153
                                                             ======   ======   ======

                               ARVINMERITOR, INC.

     Earnings:

                                                              2002    2001    2000
                                                              -----   -----   -----
Operating Income:
  Light Vehicle Systems.....................................  $ 196   $ 213   $ 149
  Commercial Vehicle Systems................................     94      32     221
  Light Vehicle Aftermarket.................................     58      44       6
  Other.....................................................      4     (10)     --
                                                              -----   -----   -----
     Segment operating income...............................    352     279     376
  Restructuring costs.......................................    (15)    (67)    (26)
  Gain on sale of business..................................      6      --      83
  Other charges, net........................................     --     (17)     (4)
                                                              -----   -----   -----
     Operating income.......................................    343     195     429
  Equity in earnings (losses) of affiliates.................     (3)      4      29
  Interest expense, net and other...........................   (105)   (136)    (89)
                                                              -----   -----   -----
  Income before income taxes................................    235      63     369
  Provision for income taxes................................    (75)    (21)   (141)
  Minority interests........................................    (11)     (7)    (10)
                                                              -----   -----   -----
  Income before cumulative effect of accounting change......  $ 149   $  35   $ 218
                                                              =====   =====   =====
Depreciation and Amortization:
                                                               2002    2001    2000
                                                              -----   -----   -----
  Light Vehicle Systems.....................................  $  97   $  98   $  55
  Commercial Vehicle Systems................................     73      93      98
  Light Vehicle Aftermarket.................................     19      19       7
  Other.....................................................      7       7       2
                                                              -----   -----   -----
  Total Depreciation and Amortization.......................  $ 196   $ 217   $ 162
                                                              =====   =====   =====
Capital Expenditures:
                                                               2002    2001    2000
                                                              -----   -----   -----
  Light Vehicle Systems.....................................  $  84   $ 110   $ 106
  Commercial Vehicle Systems................................     46      73     112
  Light Vehicle Aftermarket.................................     15      18       5
  Other.....................................................     39       5       2
                                                              -----   -----   -----
  Total Capital Expenditures................................  $ 184   $ 206   $ 225
                                                              =====   =====   =====

                               ARVINMERITOR, INC.

     Segment Assets:

                                                              2002     2001     2000
                                                             ------   ------   ------
  Light Vehicle Systems....................................  $1,873   $1,766   $1,794
  Commercial Vehicle Systems...............................   1,594    1,565    1,775
  Light Vehicle Aftermarket................................     718      738      749
  Other....................................................     161      197      228
                                                             ------   ------   ------
     Segment total assets..................................   4,346    4,266    4,546
Corporate(1)...............................................     305       96      174
                                                             ------   ------   ------
Total assets...............................................  $4,651   $4,362   $4,720
                                                             ======   ======   ======

     Net Goodwill:

                                                               2002     2001     2000
                                                               ----     ----     ----
  Light Vehicle Systems....................................    $225     $221     $129
  Commercial Vehicle Systems...............................     408      400      412
  Light Vehicle Aftermarket................................     175      172      173
  Other....................................................      --       42       42
                                                               ----     ----     ----
  Total goodwill...........................................    $808     $835     $756
                                                               ====     ====     ====

---------------

(1) Corporate assets consist primarily of cash, taxes and prepaid pension costs. For fiscal 2002 and 2001, segment assets include $105 million and $211 million, respectively, of receivables sold under the accounts receivable securitization program (see Note 8). As a result, corporate assets are reduced by these amounts to account for the impact of the sale.

     Information on the company's geographic areas is summarized as follows (in millions):

     Sales by Geographic Area:

                                                              2002     2001     2000
                                                             ------   ------   ------
  U.S. ....................................................  $3,416   $3,476   $2,576
  Canada...................................................     521      507      441
  Mexico...................................................     312      312      235
                                                             ------   ------   ------
          Total North America..............................   4,249    4,295    3,252
  France...................................................     405      384      394
  U.K. ....................................................     552      481      345
  Other Europe.............................................   1,134    1,159      769
                                                             ------   ------   ------
          Total Europe.....................................   2,091    2,024    1,508
Other......................................................     542      486      393
                                                             ------   ------   ------
Total sales................................................  $6,882   $6,805   $5,153
                                                             ======   ======   ======

                               ARVINMERITOR, INC.

     Assets by Geographic Area:

                                                              2002     2001     2000
                                                             ------   ------   ------
  U.S. ....................................................  $2,463   $2,289   $2,537
  Canada...................................................     168      166      176
  Mexico...................................................     142      130      135
                                                             ------   ------   ------
          Total North America..............................   2,773    2,585    2,848
  U.K. ....................................................     583      566      542
  France...................................................     216      203      226
  Other Europe.............................................     746      692      725
                                                             ------   ------   ------
          Total Europe.....................................   1,545    1,461    1,493
Other......................................................     333      316      379
                                                             ------   ------   ------
Total assets...............................................  $4,651   $4,362   $4,720
                                                             ======   ======   ======

     Sales to DaimlerChrysler AG represented 16 percent, 15 percent and 18 percent of the company's sales in fiscal 2002, 2001, and 2000, respectively. Sales to General Motors Corporation comprised 13 percent and 12 percent of the company's sales in fiscal 2002 and 2001, respectively. Sales to Ford Motor Company comprised 11 percent of the company's sales in fiscal 2002. No other customer comprised 10 percent or more of the company's sales in each of the three years ended September 30, 2002.

24.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a condensed summary of the company's unaudited quarterly results of operations for fiscal 2002 and 2001 and stock price data for fiscal 2002. The per share amounts are based on the weighted average shares outstanding for that quarter.

                                                               2002 FISCAL QUARTERS
                                                    ------------------------------------------
                                                    FIRST    SECOND   THIRD    FOURTH    2002
                                                    ------   ------   ------   ------   ------
                                                     (IN MILLIONS, EXCEPT SHARE-RELATED DATA)
Sales.............................................  $1,566   $1,687   $1,883   $1,746   $6,882
Cost of sales.....................................   1,412    1,511    1,667    1,552    6,142
Income before cumulative effect of accounting
  change..........................................      11       35       62       41      149
Basic earnings per share before cumulative effect
  of accounting change............................    0.17     0.53     0.93     0.61     2.24
Diluted earnings per share before cumulative
  effect of accounting change.....................    0.17     0.52     0.91     0.61     2.22

     First quarter 2002 net income included a restructuring charge of $15 million ($10 million after-tax, or $0.15 per basic and diluted share) and third quarter 2002 net income included a gain on the sale of the company's exhaust accessories manufacturing operations of $6 million ($4 million after-tax, or $0.06 per basic and diluted share).

                                                               2002 FISCAL QUARTERS
                                                    ------------------------------------------
                                                    FIRST    SECOND   THIRD    FOURTH    2002
                                                    ------   ------   ------   ------   ------
Stock Prices
  High............................................  $20.95   $30.29   $32.50   $25.00   $32.50
  Low.............................................  $13.35   $18.74   $22.89   $17.67   $13.35

                               ARVINMERITOR, INC.

                                                               2001 FISCAL QUARTERS
                                                    ------------------------------------------
                                                    FIRST    SECOND   THIRD    FOURTH    2001
                                                    ------   ------   ------   ------   ------
                                                     (IN MILLIONS, EXCEPT SHARE-RELATED DATA)
Sales.............................................  $1,659   $1,787   $1,794   $1,565   $6,805
Cost of sales.....................................   1,492    1,609    1,607    1,398    6,106
Net income (loss).................................     (10)      21       30       (6)      35
Earnings (loss) per share (basic and diluted).....   (0.15)    0.32     0.46    (0.09)    0.53

     First quarter 2001 net loss included a restructuring charge of $46 million ($30 million after-tax, or $0.45 per share), second quarter 2001 net income included a restructuring charge of $9 million ($6 million after-tax, or $0.09 per share), third quarter 2001 net income included a restructuring charge of $(1) million ($(1) million after-tax, or $(0.02) per share), and fourth quarter 2001 net loss included a restructuring charge of $13 million ($10 million after-tax, or $0.15 per share), a charge associated with an employee separation agreement of $12 million ($8 million after-tax, or $0.12 per share), and a charge of $5 million ($3 million after-tax, or $0.05 per share) for environmental liability costs.

     Earnings per share for the year may not equal the sum of the four fiscal quarters earnings per share due to changes in basic and diluted shares outstanding.

25.  SUPPLEMENTAL FINANCIAL INFORMATION

                                                          2002   2001   2000
                                                          ----   ----   ----
                                                            (IN MILLIONS)
Statement of income data:
     Maintenance and repairs expense....................  $103   $106   $ 86
     Research, development and engineering expense......   132    136    115
     Rental expense.....................................    32     28     26
Statement of cash flows data:
     Interest payments..................................  $104   $139   $ 95
     Income tax payments................................    58     79    100

26.  SUBSEQUENT EVENTS

     On October 31, 2002, the company announced an agreement to sell its CVS off-highway planetary axle business. The off-highway planetary axle business had fiscal 2002 sales of approximately $90 million. Completion of the sale is contingent on satisfaction of certain conditions and the company expects to complete the transaction in the first half of fiscal 2003.

     In 1998, the company acquired a 49-percent interest in a German joint venture, Zeuna Starker GmbH & Co. KG, an air and emissions systems company. Under the terms of the shareholders' agreement, the owners of the majority interest in the joint venture have the right to exercise a put option to require the company to purchase the remaining 51 percent. On December 17, 2002, the majority shareholders exercised the put option, and the company entered into agreements to purchase the remaining 51 percent interest for a purchase price of approximately $75 million. The company expects to complete the transaction in the second quarter of fiscal 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF ARVINMERITOR.

     See the information under the captions Election of Directors and Information as to Nominees for Directors and Continuing Directors in the 2003 Proxy Statement. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than ArvinMeritor pursuant to which such person is or was to be selected as a director or nominee. There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the directors or nominees for directors and any other director, executive officer or person nominated to become a director or executive officer. See also the information with respect to executive officers of ArvinMeritor under Item 4a of Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

     See the information under the captions Compensation of Directors, Executive Compensation, Agreements with Named Executive Officers and Retirement Benefits in the 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2003 Proxy Statement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2002, were as follows:

                                 (COLUMN A)               (COLUMN B)                         (COLUMN C)
                           NUMBER OF SECURITIES TO     WEIGHTED AVERAGE            NUMBER OF SECURITIES REMAINING
                           BE ISSUED UPON EXERCISE    EXERCISE PRICE OF            AVAILABLE FOR FUTURE ISSUANCE
                           OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,         UNDER EQUITY COMPENSATION PLANS
PLAN CATEGORY              WARRANTS AND RIGHTS(1)    WARRANTS AND RIGHTS    (EXCLUDING SECURITIES REFLECTED IN COLUMN A)
-------------              -----------------------   --------------------   --------------------------------------------
Equity compensation plans
  approved by security
  holders................         4,075,551                 $23.31                            5,517,606
Equity compensation plans
  not approved by
  security holders(2)....           814,400                 $22.41                              358,766
                                 ----------                 ------                           ----------
          Total..........         4,889,951(3)              $23.16(3)                         5,876,372(4)
                                 ==========                 ======                           ==========

---------------

(1) In addition to stock options, as of September 30, 2002, an aggregate of 923,244 shares of Common Stock, restricted Common Stock, and deferred Common Stock were outstanding under equity compensation plans approved by security holders and 610,225 shares of restricted Common Stock were outstanding under equity compensation plans not approved by security holders.

(2) All of our equity compensation plans except the Employee Stock Benefit Plan were approved by the shareholders of either Arvin or Meritor. The Employee Stock Benefit Plan was adopted by the Arvin board of directors in 1998 and expires in 2008. It is intended to provide compensation arrangements that will attract, retain and reward key non-officer employees and to provide these employees with a proprietary interest in the company. The Plan provides for the issuance of incentive awards to non-officer employees in the form of stock options, tandem or non-tandem stock appreciation rights, restricted stock, performance shares or performance units. For further information, see the Plan document, which is filed as Exhibit 10-i to this Annual Report on Form 10-K, and Notes 17 and 18 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

(3) The table includes options granted under Arvin's 1988 Stock Benefit Plan, 1998 Stock Benefit Plan and Employee Stock Benefit Plan, which we assumed in connection with the Merger. A total of 3,118,255 options issued under these plans, with a weighted average exercise price of $28.10, were assumed at the time of the Merger.

(4) The following number of shares remained available for issuance under each of our equity compensation plans at September 30, 2002. Grants under these plans may be in the form of any of the listed types of awards:

                                    NUMBER OF
PLAN                                 SHARES                 TYPE OF AWARD
----                                ---------   -------------------------------------
1997 Long-Term Incentives Plan....  4,862,707   Stock options, restricted stock,
                                                non-tandem stock appreciation rights,
                                                common stock
Incentive Compensation Plan.......    194,071   Common stock, restricted stock
Directors Stock Plan..............     67,575   Stock options, common stock,
                                                restricted stock
1998 Stock Benefit Plan...........    393,253   Stock options, restricted stock,
                                                non-tandem stock appreciation rights,
                                                performance shares, performance units
Employee Stock Benefit Plan.......    358,766   Stock options, restricted stock,
                                                non-tandem stock appreciation rights,
                                                performance shares, performance units

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of ArvinMeritor's management, including Larry D. Yost, Chairman of the Board and Chief Executive Officer, and S. Carl Soderstrom, Jr., Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in ArvinMeritor's internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation.

     In connection with the rule, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with the business.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

     (1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

     Statement of Consolidated Income, years ended September 30, 2002, 2001 and 2000.

     Consolidated Balance Sheet, September 30, 2002 and 2001.

     Statement of Consolidated Cash Flows, years ended September 30, 2002, 2001 and 2000.

     Statement of Consolidated Shareowners' Equity, years ended September 30, 2002, 2001 and 2000.

     Notes to Consolidated Financial Statements.

     Independent Auditors' Report.

     (2) Financial Statement Schedule for the years ended September 30, 2002, 2001 and 2000.

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

     (3) Exhibits

3-a     Restated Articles of Incorporation of ArvinMeritor, filed as
        Exhibit 4.01 to ArvinMeritor's Registration Statement on
        Form S-4, as amended (Registration Statement No. 333-36448)
        ("Form S-4") is incorporated by reference.
3-b     By-laws of ArvinMeritor, filed as Exhibit 3 to
        ArvinMeritor's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001 (File No. 1-15983), is incorporated by reference.
4-a     Rights Agreement, dated as of July 3, 2000, between
        ArvinMeritor and The Bank of New York (successor to
        EquiServeTrust Company, N.A.), as rights agent, filed as
        Exhibit 4.03 to the Form S-4, is incorporated by reference.
4-b Indenture, dated as of April 1, 1998, between ArvinMeritor and BNY Midwest Trust Company (successor to The Chase
        Manhattan Bank), as trustee, filed as Exhibit 4 to Meritor's
        Registration Statement on Form S-3 (Registration No.
        333-49777), is incorporated by reference.
4-b-1 First Supplemental Indenture, dated as of July 7, 2000, to the Indenture, dated as of April 1, 1998, between ArvinMeritor and BNY Midwest Trust Company (successor to The
        Chase Manhattan Bank), as trustee, filed as Exhibit 4-b-1 to ArvinMeritor's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-15983) ("2000 Form
        10-K"), is incorporated by reference.
4-c Indenture dated as of July 3, 1990, as supplemented by a First Supplemental Indenture dated as of March 31, 1994, between ArvinMeritor and Harris Trust and Savings Bank, as trustee, filed as Exhibit 4-4 to Arvin's Registration
        Statement on Form S-3 (Registration No. 33-53087), is incorporated by reference.
4-c-1 Second Supplemental Indenture, dated as of July 7, 2000, to the Indenture dated as of July 3, 1990, between ArvinMeritor and Harris Trust and Savings Bank, as trustee, filed as
        Exhibit 4-c-1 to the 2000 Form 10-K, is incorporated by reference.

4-d     Indenture, dated as of January 28, 1997, between
        ArvinMeritor and Wilmington Trust Company, as trustee, filed as Exhibit 4.4 to Arvin's Registration Statement on Form S-3
        (Registration No. 333-18521), is incorporated by reference.
4-d-1 First Supplemental Indenture, dated as of January 28, 1997, to Indenture dated as of January 28, 1997, between ArvinMeritor and Wilmington Trust Company, as trustee, filed as Exhibit 4.5 to Arvin's Current Report on Form 8-K dated
        February 10, 1997 (File No. 1-302), is incorporated by reference.
4-d-2   Second Supplemental Indenture, dated as of July 7, 2000, to
        Indenture dated as of January 28, 1997, between ArvinMeritor and Wilmington Trust Company, filed as Exhibit 4-d-2 to the 2000 Form 10-K, is incorporated by reference.
10-a-1 Amended and Restated Five-Year Revolving Credit Agreement dated as of June 27, 2001, among ArvinMeritor, the foreign subsidiary borrowers and lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, JP
        Morgan Chase Bank as Syndication Agent, and Citicorp USA,
        Inc. and Bank of America, NA, as Documentation Agents, filed as Exhibit 10-b to ArvinMeritor's Quarterly Report on Form
        10-Q for the quarterly period ended July 1, 2001 (File No.
        1-15983), is incorporated by reference.
10-a-2 Amendment No. 2, dated as of February 1, 2002, to Amended and Restated Five-Year Revolving Credit Agreement, filed as
        Exhibit 10a to ArvinMeritor's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No.
        1-15983), is incorporated by reference.
10-a-3  Amendment No. 3, dated as of June 26, 2002, to Amended and
        Restated Five-Revolving Credit Agreement, filed as Exhibit
        10a to ArvinMeritor's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 1-15983), is incorporated by reference.
10-b    3-Year Credit Agreement dated as of June 26, 2002, among
        ArvinMeritor, the lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, JP Morgan
        Chase Bank as Syndication Agent, and Deutsche Bank
        Securities Inc., Citicorp USA, Inc., and UBS Warburg LLC, as
        Documentation Agents, filed as Exhibit 10b to ArvinMeritor's
        Quarterly Report on Form 10-Q for the quarterly period ended
        June 30, 2002 (File No. 1-15983), is incorporated by reference.
*10-c-1 1997 Long-Term Incentives Plan, as amended and restated.
*10-c-2 Form of Restricted Stock Agreement under the 1997 Long-Term
        Incentives Plan, filed as Exhibit 10-a-2 to Meritor's Annual
        Report on Form 10-K for the fiscal year ended September 30, 1997 ("1997 Form 10-K"), is incorporated by reference.
*10-c-3 Form of Option Agreement under the 1997 Long-Term Incentives
        Plan, filed as Exhibit 10(a) to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998
        (File No. 1-13093), is incorporated by reference.
*10-d-1 Directors Stock Plan, filed as Exhibit 10-b-1 to the 1997
        Form 10-K, is incorporated by reference.
*10-d-2 Form of Restricted Stock Agreement under the Directors Stock
        Plan, filed as Exhibit 10-b-2 to the 1997 Form 10-K, is incorporated by reference.
*10-d-3 Form of Option Agreement under the Directors Stock Plan, filed as Exhibit 10(b) to Meritor's Quarterly Report on Form
        10-Q for the quarterly period ended March 31, 1998 (File No.
        1-13093), is incorporated by reference.
*10-e   Incentive Compensation Plan, filed as Exhibit 10-c-1 to the
        1997 Form 10-K, is incorporated by reference.
*10-f Copy of resolution of the Board of Directors of ArvinMeritor, adopted on July 6, 2000, providing for its Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-f to the 2000 Form 10-K, is incorporated by reference.
*10-g   Deferred Compensation Plan, filed as Exhibit 10-e-1 to
        Meritor's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-13093), is incorporated by reference.

*10-h   1998 Stock Benefit Plan, as amended, filed as Exhibit (d)(2)
        to ArvinMeritor's Schedule TO, Amendment No. 3 (File No.
        5-61023), is incorporated by reference.
*10-i   Employee Stock Benefit Plan, as amended, filed as Exhibit
        (d)(3) to ArvinMeritor's Schedule TO, Amendment No. 3 (File
        No. 5-61023), is incorporated by reference.
*10-j   1988 Stock Benefit Plan, as amended, filed as Exhibit 10 to
        Arvin's Quarterly Report on Form 10-Q for the quarterly
        period ended July 3, 1988, and as Exhibit 10(E) to Arvin's
        Quarterly Report on Form 10-Q for the quarter ended July 4,
        1993 (File No. 1-302), is incorporated by reference.
10-k    Second Amended and Restated Receivables Sale Agreement,
        dated as of September 26, 2002, among ArvinMeritor
        Receivables Corporation, ArvinMeritor, Credit Lyonnais,
        Bayerische Landesbank, New York Branch, ABN AMRO N.V., Giro
        Balanced Funding Corporation, La Fayette Asset
        Securitization LLC, Amsterdam Funding Corporation and the
        other purchasers party thereto.
10-l    Second Amendment to Restated Purchase and Sale Agreement,
        dated as of September 26, 2002, among the originators named therein and ArvinMeritor Receivables Corporation.
12      Computation of ratio of earnings to fixed charges.
21      List of subsidiaries of ArvinMeritor.
23-a    Consent of M. Lee Murrah, Esq., Chief Intellectual Property
        Counsel of ArvinMeritor.
23-b    Consent of Vernon G. Baker, II, Esq., Senior Vice President
        and General Counsel of ArvinMeritor.
23-c    Independent auditors' consent.
24      Power of Attorney authorizing certain persons to sign this
        Annual Report on Form 10-K on behalf of certain directors
        and officers of ArvinMeritor.
99-a    Certification of the Chief Executive Officer pursuant to 18
        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.
99-b    Certification of the Chief Financial Officer pursuant to 18
        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

---------------
* Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     We filed a Current Report on Form 8-K on July 3, 2002, reporting under Item 5, Other Events and Regulation FD Disclosure, that ArvinMeritor issued and sold in an underwritten public offering $200 million principal amount of its 6 5/8% Notes due 2007 on July 1, 2002, and filing under Item 7, Financial Statements and Exhibits, certain exhibits relating to the new series of notes.

     We filed a Current Report on Form 8-K on August 6, 2002, reporting under
Item 5, Other Events and Regulation FD Disclosure, that on August 6, 2002 the Chief Executive Officer and Chief Financial Officer of the company had filed with the Securities and Exchange Commission the certifications required by Order No. 4-460, and filing those certifications as exhibits under Item 7, Financial Statements and Exhibits.

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

                                          ARVINMERITOR, INC.

                                          By:    /s/ VERNON G. BAKER, II
                                            ------------------------------------
                                                    Vernon G. Baker, II
                                             Senior Vice President and General
                                                           Counsel

Date: December 17, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 17th day of December, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

                   Larry D. Yost*                       Chairman of the Board and Chief Executive
                                                          Officer (principal executive officer) and
                                                          Director
                Terrence E. O'Rourke*                   President and Chief Operating Officer and
                                                          Director

              Joseph B. Anderson, Jr.,                  Directors
                 Steven C. Beering,
        Rhonda L. Brooks, Joseph P. Flannery,
    William D. George, Jr., Richard W. Hanselman,
       Charles H. Harff, Victoria B. Jackson,
         James E. Marley, James E. Perrella,
                and Martin D. Walker*

              S. Carl Soderstrom, Jr.*                  Senior Vice President and Chief Financial
                                                          Officer
                                                          (principal financial officer)

                 Diane S. Bullock *                     Vice President and Controller
                                                          (principal accounting officer)

         *By:          /s/ BONNIE WILKINSON
  ------------------------------------------------
                  Bonnie Wilkinson
                 Attorney-in-fact**

                        **By authority of powers of attorney filed herewith.

                                 CERTIFICATIONS

     I, Larry D. Yost, Chairman of the Board and Chief Executive Officer of ArvinMeritor, Inc., certify that:

     1.  I have reviewed this annual report on Form 10-K of ArvinMeritor, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ LARRY D. YOST
                                          --------------------------------------
                                          Larry D. Yost,
                                          Chairman of the Board and
                                          Chief Executive Officer

Date: December 17, 2002

     I, S. Carl Soderstrom, Jr., Senior Vice President and Chief Financial Officer of ArvinMeritor, Inc., certify that:

     1.  I have reviewed this annual report on Form 10-K of ArvinMeritor, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ S. CARL SODERSTROM, JR.
                                          --------------------------------------
                                          S. Carl Soderstrom, Jr.
                                          Senior Vice President and Chief
                                          Financial Officer

Date: December 17, 2002

                                                                     SCHEDULE II

                               ARVINMERITOR, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEAR ENDED SEPTEMBER 30, 2002, 2001, AND 2000

                                           BALANCE AT     CHARGED                             BALANCE AT
                                           BEGINNING      TO COSTS       OTHER                   END
               DESCRIPTION                 OF YEAR(A)   AND EXPENSES   DEDUCTIONS    OTHER    OF YEAR(A)
               -----------                 ----------   ------------   ----------    -----    ----------
Year ended September 30, 2002:
  Allowance for doubtful accounts........    $18.1         $ 9.3         $ 9.4(b)    $ 0.1      $18.1
Year ended September 30, 2001:
  Allowance for doubtful accounts........    $21.7         $10.2         $14.0(b)    $ 0.2      $18.1
Year ended September 30, 2000:
  Allowance for doubtful accounts........    $10.4         $ 2.8         $ 2.4(b)    $10.9(c)   $21.7

---------------

(a) Includes allowances for trade and other long-term receivables.

(b) Uncollectible accounts written off.

(c) Includes increase in allowance of $11.9 million due to Merger.