Form 10-Q
period 2002-12-29
ARVINMERITOR INC
filed 2003-02-12
CIK 1113256

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended               December 29, 2002
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


                         Yes         X         No
                                 --------              --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         Yes         X         No
                                 --------              --------

68,480,560 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on January 31, 2002.

                               ARVINMERITOR, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION:

                                                                                                   Page
           Item 1.  Financial Statements:                                                           No.
                       Statement of Consolidated Income - - Three Months
                       Ended December 31, 2002 and 2001..........................................    2

                       Consolidated Balance Sheet - -
                       December 31, 2002 and September 30, 2002..................................    3

                       Condensed Statement of Consolidated Cash Flows - -
                       Three Months Ended December 31, 2002 and 2001.............................    4

                       Notes to Consolidated Financial Statements................................    5

           Item 2.  Management's Discussion and Analysis
                    of Results of Operations and Financial Condition.............................   23

           Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk..................................................................   28

           Item 4.  Controls and Procedures......................................................   28

PART II.   OTHER INFORMATION:

           Item 2.  Changes in Securities and Use of Proceeds....................................   29

           Item 5.  Other Information............................................................   29

           Item 6.  Exhibits and Reports on Form 8-K.............................................   30

Signatures   ....................................................................................   31

Certifications...................................................................................   32

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                               ARVINMERITOR, INC.

                        STATEMENT OF CONSOLIDATED INCOME
                     (In millions, except per share amounts)

                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                          ---------------------------
                                                                                            2002              2001
                                                                                          ---------         ---------
                                                                                                   (Unaudited)
Sales...............................................................................      $   1,709         $   1,566
Cost of sales.......................................................................         (1,535)           (1,412)
                                                                                          ---------         ---------
GROSS MARGIN........................................................................            174               154
   Selling, general and administrative..............................................           (101)              (91)
   Restructuring costs..............................................................              -               (15)
                                                                                          ---------         ---------
OPERATING INCOME....................................................................             73                48
   Equity in earnings of affiliates.................................................              1                 -
   Interest expense, net and other..................................................            (25)              (28)
                                                                                          ---------         ---------
INCOME BEFORE INCOME TAXES..........................................................             49                20
   Provision for income taxes.......................................................            (16)               (6)
   Minority interests...............................................................             (1)               (3)
                                                                                          ---------         ---------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE................................             32                11
   Cumulative effect of accounting change...........................................              -               (42)
                                                                                          ---------         ---------
NET INCOME (LOSS)...................................................................      $      32         $     (31)
                                                                                          =========         =========

BASIC EARNINGS (LOSS) PER SHARE
   Before cumulative effect of accounting change....................................      $    0.48         $    0.17
   Cumulative effect of accounting change...........................................              -             (0.64)
                                                                                          ---------         ---------
   Basic earnings (loss) per share..................................................      $    0.48         $   (0.47)
                                                                                          =========         =========

DILUTED EARNINGS (LOSS) PER SHARE
   Before cumulative effect of accounting change....................................      $    0.47         $    0.17
   Cumulative effect of accounting change...........................................              -             (0.64)
                                                                                          ---------         ---------
   Diluted earnings (loss) per share................................................      $    0.47         $   (0.47)
                                                                                          =========         =========

Basic average common shares outstanding.............................................           66.9              65.7
                                                                                          =========         =========
Diluted average common shares outstanding...........................................           67.4              66.0
                                                                                          =========         =========

Cash dividends per common share.....................................................      $    0.10         $    0.10
                                                                                          =========         =========


See notes to consolidated financial statements.

                               ARVINMERITOR, INC.

                           CONSOLIDATED BALANCE SHEET

                                  (in millions)

                                                                                       December 31,           September 30,
                                                                                           2002                   2002
                                                                                          -------                -------
                                 ASSETS                                                 (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents...................................................         $    72                $    56
     Receivables (less allowance for doubtful accounts:
            December 31, 2002, $20 and September 30, 2002, $18) .................           1,150                  1,251
     Inventories.................................................................             499                    458
     Other current assets........................................................             239                    211
                                                                                          -------                -------
         TOTAL CURRENT ASSETS....................................................           1,960                  1,976
                                                                                          -------                -------
NET PROPERTY.....................................................................           1,184                  1,179
GOODWILL                                                                                      817                    808
OTHER ASSETS.....................................................................             696                    688
                                                                                          -------                -------
         TOTAL ASSETS............................................................         $ 4,657                $ 4,651
                                                                                          =======                =======

                LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt.............................................................         $     9                $    15
     Accounts payable............................................................           1,015                  1,123
     Accrued compensation and benefits...........................................             216                    283
     Accrued income taxes........................................................              62                     65
     Other current liabilities...................................................             264                    257
                                                                                          -------                -------
         TOTAL CURRENT LIABILITIES...............................................           1,566                  1,743
                                                                                          -------                -------
LONG-TERM DEBT...................................................................           1,500                  1,435
ACCRUED RETIREMENT BENEFITS......................................................             523                    512
OTHER LIABILITIES................................................................             133                    123
MINORITY INTERESTS...............................................................              65                     58
PREFERRED CAPITAL SECURITIES.....................................................              39                     39
SHAREOWNERS' EQUITY:
      Common stock (December 31, 2002, 71.0 shares issued and
          68.5 outstanding; September 30, 2002, 71.0 shares issued
          and 67.9 outstanding)..................................................              71                     71
     Additional paid-in capital..................................................             555                    554
     Retained earnings...........................................................             555                    530
     Treasury stock (December 31, 2002, 2.5 shares;
          September 30, 2002, 3.1 shares) .......................................             (37)                   (46)
     Unearned compensation.......................................................             (19)                   (12)
     Accumulated other comprehensive loss........................................            (294)                  (356)
                                                                                          -------                -------
         TOTAL SHAREOWNERS' EQUITY...............................................             831                    741
                                                                                          -------                -------
         TOTAL LIABILITIES AND SHAREOWNERS' EQUITY...............................         $ 4,657                $ 4,651
                                                                                          =======                =======


See notes to consolidated financial statements.

                               ARVINMERITOR, INC.

                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (In millions)

                                                                                           Three Months Ended
                                                                                              December 31,
                                                                                      ----------------------------
                                                                                        2002                2001
                                                                                      ---------           --------
                                                                                               (Unaudited)
OPERATING ACTIVITIES
Income before cumulative effect of accounting change...............................   $      32          $      11
Adjustments to arrive at cash provided by (used for) operating activities:
 Depreciation and amortization.....................................................          50                 48
 Restructuring costs, net of expenditures..........................................           -                 14
 Pension and retiree medical expense...............................................          24                 18
 Pension and retiree medical contributions.........................................         (22)               (31)
 Changes in receivable securitization..............................................          (5)               (13)
 Changes in assets and liabilities, excluding effects of
   acquisitions, divestitures and foreign currency adjustments.....................        (102)                32
                                                                                      ---------           --------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES...................................         (23)                79
                                                                                      ---------           --------

INVESTING ACTIVITIES
 Capital expenditures..............................................................         (26)               (34)
 Proceeds from disposition of assets...............................................          13                  -
 Other investing activities........................................................          (2)                (8)
                                                                                      ---------           --------
CASH USED FOR INVESTING ACTIVITIES.................................................         (15)               (42)
                                                                                      ---------           --------

FINANCING ACTIVITIES
 Net increase (decrease) in revolving debt.........................................          54                 (7)
 Purchase of preferred capital securities..........................................           -                (18)
 Cash dividends....................................................................          (7)                (7)
                                                                                      ---------           --------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES...................................          47                (32)
                                                                                      ---------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH............................................           7                  1
                                                                                      ---------           --------

CHANGE IN CASH AND CASH EQUIVALENTS................................................          16                  6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................          56                101
                                                                                      ---------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................   $      72           $    107
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

     In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The results of operations for the three-month period ended December 31, 2002, are not necessarily indicative of the results for the full year.

     The company's fiscal year ends on the Sunday nearest September 30. The company's fiscal quarters end on the Sundays nearest December 31, March 31, and June 30. The first quarter of fiscal 2003 and 2002 ended on December 29, 2002, and December 30, 2001, respectively. All year and quarter references relate to the company's fiscal year and fiscal quarters unless otherwise stated.

     For each interim reporting period the company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

     Certain prior period amounts have been reclassified to conform with current period presentation.

2.   Earnings per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding during each period. Diluted earnings per share assumes the exercise of common stock options and the impact of restricted stock when dilutive.

     A reconciliation of basic average common shares outstanding to diluted average common shares outstanding at December 31, is as follows (in millions):

                                                                           2002      2001
                                                                          ------    ------
       Basic average common shares outstanding...................          66.9      65.7
       Impact of restricted stock................................           0.5       0.2
       Impact of stock options...................................             -       0.1
                                                                          ------    ------
       Diluted average common shares outstanding.................          67.4      66.0
                                                                          ======    ======

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   New Accounting Standards

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard requires one model of accounting for long-lived assets to be disposed of, and broadens the definition of discontinued operations to include a component of a segment. The company adopted this standard effective October 1, 2002. The adoption of SFAS 144 did not have a significant impact on the company's financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring)." The new standard requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred, rather than at the time of commitment to an exit plan. The standard is effective for exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements 5, 57 and 107 and rescission of FASB Interpretation No.
     34)." FIN 45 requires a guarantor to disclose its obligations under certain guarantees and to recognize at the inception of a guarantee the fair value of the guarantee obligation. The interpretation also requires disclosure of the accounting policy and methodology used in determining product warranty liabilities, in addition to a reconciliation of the changes in the liability during the period. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ended after December 15, 2002, and the recognition and measurement provisions are effective for all guarantees issued after December 31, 2002. Disclosure related to the company's product warranties is included in Note 11, and disclosure of residual value guarantees related to the company's leases is included in Note 13.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements." This interpretation provides guidance on the identification of variable interest entities, some of which may require consolidation based on factors beyond a majority voting interest. A variable interest entity is defined in FIN 46 as an entity in which either the equity investors (if any) do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The company is currently in the process of determining if certain entities, that are related to the company's accounts receivable securitization program and certain leases are variable interest entities. The company has complied with the disclosure requirements defined in the Interpretation for the period ended December 31, 2002. Disclosure related to the company's accounts receivable securitization program is included in Note 7, and disclosure related to the company's leases is included in Note 13.

4.   Accounting for Stock Options

     Effective October 1, 2002, the company voluntarily changed to the fair value method of accounting for its stock-based compensation plans and began expensing the fair value of stock options. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method. The company has elected the modified prospective method, which allows for the recognition of compensation expense for the non-vested portion of previously issued stock options, as well as for new grants of stock options. In the first quarter of fiscal 2003, the company recorded compensation expense for stock options of $1 million ($1 million after-tax, or $0.01 per diluted share). For fiscal 2003, the company expects to record compensation expense for stock options of $7 million ($5 million after-tax, or $0.07 per diluted share). If the fair value method had been applied in the first quarter of fiscal 2002 there would have been no change to reported net loss or basic and diluted loss per share.

5.   Goodwill Impairment

     Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which requires goodwill to be subject to an annual impairment test, or more frequently, if certain indicators arise, and also eliminated goodwill amortization. Upon adoption of SFAS 142 the company recorded an impairment loss on goodwill as a cumulative effect of accounting change for its coil coating operations (classified as "Other" for segment reporting) of $42 million ($42 million after-tax, or $0.64 per diluted share) in the first quarter of fiscal 2002. There have been no changes in the carrying value of goodwill since September 30, 2002, other than fluctuations due to changes in foreign currency exchange rates.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   Restructuring Costs

     In the first quarter of fiscal 2002, the company recorded a restructuring charge of $15 million ($10 million after-tax, or $0.15 per basic and diluted share) for severance and other employee costs related to a net reduction of approximately 450 employees. All employees have been terminated under this restructuring action, and $3 million of restructuring reserves relating to severance payments remained in the consolidated balance sheet at December 31, 2002.

     During fiscal 2001, the company recorded a net restructuring charge of $67 million ($45 million after-tax, or $0.68 per diluted share). The restructuring charge was net of approximately $4 million of restructuring reserves established in fiscal 2000 that were reversed due to a change in circumstances and $12 million of restructuring reserves established in fiscal 2001 that were reversed primarily due to actions taken to minimize severance costs related to cost-reduction programs in Europe. The fiscal 2001 net charge included severance and other employee costs of $48 million related to a net reduction of approximately 1,350 employees, with the balance primarily associated with facility-related costs from the rationalization of operations. As of December 31, 2002, all employees had been terminated under this restructuring action, and $2 million of restructuring reserves relating to severance payments remained in the consolidated balance sheet.

     In fiscal 2001, the company also recorded approximately $34 million of restructuring costs that were incurred as a result of the July 2000 merger of Arvin Industries, Inc. and Meritor Automotive, Inc. into ArvinMeritor. The merger was accounted for utilizing the purchase method of accounting, and these restructuring costs were reflected in the purchase price allocation. These costs include approximately $17 million related to a net reduction of approximately 1,200 employees, with the balance primarily associated with facility related costs from the rationalization of operations. All employees have been terminated under this restructuring action, and $1 million of restructuring reserves relating to remaining severance payments remained in the consolidated balance sheet at December 31, 2002.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     A summary of restructuring charges and merger-related restructuring reserves as of December 31, 2002 is as follows (in millions):

                                                   Employee
                                                  Termination            Asset
                                                    Benefits          Impairment         Other              Total
                                                    --------          ----------         -----              -----
      Fiscal 2001 original charge................    $      60         $      19        $       4         $      83
      Reversal of charge in 2001.................          (12)                -                -               (12)
      Write-down of assets.......................            -               (19)               -               (19)
      Cash payments through 12/31/02.............          (46)                -               (4)              (50)
                                                     ---------         ---------        ---------         ---------
           Subtotal..............................            2                 -                -                 2
                                                     ---------         ---------        ---------         ---------

      Fiscal 2001 merger-related reserves........           17                17                -                34
      Cash payments through 12/31/02.............          (16)                -                -               (16)
      Write-down of assets.......................            -               (17)               -               (17)
                                                     ---------         ---------        ---------         ---------
           Subtotal..............................            1                 -                -                 1
                                                     ---------         ---------        ---------         ---------

      Fiscal 2002 charge.........................           15                 -                -                15
      Cash payments through 12/31/02.............          (12)                -                -               (12)
                                                     ---------         ---------        ---------         ---------
           Subtotal..............................            3                 -                -                 3
                                                     ---------         ---------        ---------         ---------

      Reserve balance at 12/31/02................    $       6         $       -        $       -         $       6
                                                     =========         =========        =========         =========

7.   Asset Securitization

     The company sells substantially all of the trade receivables of certain subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, bankruptcy-remote, special purpose subsidiary. ARC has entered into an agreement to sell an undivided interest in up to $250 million of eligible receivables, as defined, to certain bank conduits that fund their purchases through the issuance of commercial paper. As of December 31, 2002 and September 30, 2002, $100 million and $105 million, respectively, of trade receivables had been sold and are excluded from receivables in the consolidated balance sheet. The company has no retained interest in the receivables sold, but does perform collection and administrative functions. The receivables were sold at fair market value and a discount on the sale was recorded in interest expense, net and other. A discount of $1 million and $2 million was recorded, in the fiscal quarters ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and September 30, 2002, the banks had a preferential interest in $197 million and $201 million, respectively, of the remainder of the receivables held at ARC to secure the obligation under the asset securitization facility. The gross amount of proceeds received from the sale of receivables under this program was approximately $350 million and $570 million for the three months ended December 31, 2002 and 2001, respectively. The accounts receivable securitization program matures in September 2003.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     If the company's credit ratings are reduced to certain levels or if certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facility. At December 31, 2002, the company was in compliance with all covenants.

8.   Inventories

     Inventories are summarized as follows (in millions):

                                                                            December 31,           September 30,
                                                                                2002                   2002
                                                                            ------------           -------------
     Finished goods..............................................            $      228             $      207
     Work in process.............................................                   136                    131
     Raw materials, parts and supplies...........................                   186                    171
                                                                             ----------             ----------
          Total..................................................                   550                    509
     Less:  allowance to adjust the carrying value of
       certain inventories to a LIFO basis.......................                   (51)                   (51)
                                                                             ----------             ----------
           Inventories...........................................            $      499             $      458
                                                                             ==========             ==========

9.   Other Current Assets

     Other Current Assets are summarized as follows (in millions):

                                                                           December 31,            September 30,
                                                                               2002                    2002
                                                                           ------------            -------------
     Current deferred income taxes...............................           $      121              $      116
     Customer reimbursable tooling and engineering...............                   45                      33
     Asbestos-related recoveries.................................                   20                      20
     Prepaid and other...........................................                   53                      42
                                                                            ----------              ----------
          Other Current Assets...................................           $      239              $      211
                                                                            ==========              ==========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.  Other Assets

     Other Assets are summarized as follows (in millions):

                                                                           December 31,            September 30,
                                                                               2002                    2002
                                                                           ------------            -------------
     Long-term deferred income taxes.............................           $      190              $      187
     Investments in affiliates...................................                  150                     167
     Prepaid pension costs.......................................                  102                      98
     Fair value of interest rate swaps...........................                   54                      48
     Asbestos-related recoveries.................................                   47                      39
     Net capitalized software costs..............................                   43                      44
     Trademarks..................................................                   23                      23
     Patents and licenses (less accumulated
       amortization: December 31, 2002, $5 and
       September 30, 2002, $5)...................................                   11                      11
     Other.......................................................                   76                      71
                                                                            ----------              ----------
          Other Assets...........................................           $      696              $      688
                                                                            ==========              ==========

     The company's trademarks, which were determined to have an indefinite life, are not amortized, and patents and licenses are amortized over their contractual lives. The company anticipates amortization expense for patents and licenses of approximately $2 million per year for fiscal years 2003 through 2004 and approximately $1 million per year for fiscal years 2005 through 2007.

11.  Other Current Liabilities

     Other Current Liabilities are summarized as follows (in millions):

                                                                           December 31,            September 30,
                                                                               2002                    2002
                                                                           ------------            -------------
     Accrued product warranties..................................           $       85              $       89
     Accrued taxes other than income taxes.......................                   33                      37
     Accrued interest expense....................................                   28                      12
     Asbestos-related reserves...................................                   20                      20
     Accrued restructuring ......................................                    6                       9
     Environmental reserves......................................                    6                       8
     Other.......................................................                   86                      82
                                                                            ----------              ----------
          Other Current Liabilities..............................           $      264              $      257
                                                                            ==========              ==========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Accruals for product warranty costs are recorded at the time of shipment of products to customers. Accruals for product recall campaigns are recorded at the time the company's obligation is known and can be reasonably estimated. Warranty reserves are based on several factors including past claims experience, sales history, product manufacturing and engineering changes, industry developments and various other considerations. As of December 31, 2002 and September 30, 2002, accrued product warranties included a liability related to a recall campaign associated with TRW model 20-EDL tie rod ends (see Note 16).

     The change in accrued product warranties for the three months ended December 31, 2002 and 2001 is as follows (in millions):

                                                                                2002                   2001
                                                                             ----------             ----------
         Balance at September 30...................................            $ 89                    $ 92
         Accruals for new product warranties.......................               5                       3
         Accruals for reimbursement of customer warranty...........               4                       2
         Payments made.............................................             (14)                    (14)
         Change in estimates.......................................               1                      (1)
                                                                               ----                    ----
       Balance at December 31......................................            $ 85                    $ 82
                                                                               ====                    ====

12.  Other Liabilities

     Other Liabilities are summarized as follows (in millions):

                                                                             December 31,           September 30,
                                                                                2002                    2002
                                                                             -----------            -------------
     Asbestos-related reserves...................................             $       54             $       46
     Environmental reserves......................................                     26                     26
     Other.......................................................                     53                     51
                                                                              ----------             ----------
          Other Liabilities......................................             $      133             $      123
                                                                              ==========             ==========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

13.  Long-Term Debt

     Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

                                                                             December 31,            September 30,
                                                                                 2002                    2002
                                                                             ------------            -------------
     6 5/8 percent notes due 2007................................              $     199              $     199
     6 3/4 percent notes due 2008................................                    100                    100
     7 1/8 percent notes due 2009................................                    150                    150
     6.8 percent notes due 2009..................................                    499                    499
     8 3/4 percent notes due 2012................................                    400                    400
     Bank revolving credit facilities............................                     80                     27
     Lines of credit and other...................................                     27                     27
     Fair value adjustment of notes..............................                     54                     48
                                                                               ---------              ---------
        Subtotal.................................................                  1,509                  1,450
     Less:  current maturities...................................                     (9)                   (15)
                                                                               ---------              ---------
              Long-Term Debt.....................................              $   1,500              $   1,435
                                                                               =========              =========


         Credit Facilities and Lines of Credit

     The company has two unsecured credit facilities, which mature on June 27, 2005: a three-year, $400-million revolving credit facility and a five-year, $750-million revolving credit facility. Borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company's credit rating. At December 31, 2002, the margin over the LIBOR rate was 105 basis points, and the facility fee was 20 basis points. The company also has a $50-million uncommitted line of credit.

         Interest Rate Swap Agreements

     The company entered into two interest rate swap agreements in March 2002. These swap agreements, in effect, converted $300 million notional amount of the company's 8 3/4 percent notes and $100 million notional amount of the
     6.8 percent notes to variable interest rates. The fair value of the swaps was $54 million and $48 million as of December 31, 2002 and September 30, 2002, respectively, and is recorded in Other Assets, with an offsetting amount recorded in Long-Term Debt. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent and 6.8 percent on notional amounts of $300 million and $100 million, respectively, and pays variable rates based on three-month LIBOR plus a weighted-average spread of 2.51 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         Leases

     The company has entered into agreements to lease certain manufacturing and administrative facilities as well as aircraft. These assets are held by special purpose entities, which were established and are owned by independent third parties who provide financing through debt and equity participation. These leases are accounted for as operating leases, and the lease payments are charged to operating income. Under current accounting principles generally accepted in the United States, the assets and the related obligations are excluded from the consolidated balance sheet, and the special purpose entities are not consolidated. At December 31, 2002 and September 30, 2002, the original cost of the assets under such arrangements was $122 million and $120 million, respectively.

     Certain of these leases contain residual value guarantees that obligate the company, not the third party owners, to absorb the majority of the losses of the special purpose entities. The agreements also provide the company with the right to receive any residual returns of the special purpose entities if they occur. According to FIN 46 (see Note 3), these conditions may indicate these entities are variable interest entities, which may require them to be consolidated in the fourth quarter of fiscal 2003. The company is in the process of making this determination.

     At December 31, 2002, the company's residual value guarantees associated with these leases, which represent the maximum exposure to loss, are $52 million. The company has a residual value guarantee of $4 million associated with a lease which is not held by a special purpose entity.

       Covenants

     The credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) of 1.50x. In addition, certain operating leases require the company to maintain financial ratios that are similar to those required under the company's credit facilities. At December 31, 2002, the company was in compliance with all covenants.

14.  Financial Instruments

     The company's financial instruments include cash and cash equivalents, short-term debt, long-term debt, preferred capital securities, interest rate swaps, and foreign exchange contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its interest rate and foreign exchange rate exposures. The company's interest rate swap agreements are discussed in Note 13.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         Foreign Exchange Contracts

     The company uses foreign exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables. These contracts help minimize the risk of loss from changes in exchange rates and are generally of short duration (less than three months). The company has elected not to designate the foreign exchange contracts as hedges, therefore, changes in the fair value of the foreign exchange contracts are recognized in operating income. The net income impact of recording these contracts at fair value in the three months ended December 31, 2002 did not have a significant effect on the company's results of operations. As of December 31, 2002 and September 30, 2002, the fair value of foreign exchange contracts was not material. It is the policy of the company not to enter into derivative instruments for speculative purposes.

         Fair Value

     Fair values of financial instruments are summarized as follows (in millions):

                                                                    December 31,               September 30,
                                                                        2002                        2002
                                                              ------------------------    -----------------------
                                                              Carrying      Fair           Carrying        Fair
                                                                Value       Value            Value         Value
                                                                -----       -----            -----         -----
         Cash and cash equivalents.......................     $     72     $    72         $     56      $     56
         Short-term debt.................................            9           9               15            15
         Long-term debt..................................        1,500       1,503            1,435         1,433
         Preferred capital securities....................           39          39               39            40
         Interest rate swaps - asset.....................           54          54               48            48

     Cash and cash equivalents - All highly liquid investments purchased with maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments.

     Short-term debt - The carrying value of short-term debt approximates fair value because of the short maturity of these borrowings.

     Long-term debt and preferred capital securities - Fair values are based on the company's current incremental borrowing rate for similar types of borrowing arrangements.

     Interest rate swaps - Fair values are estimated by obtaining quotes from external sources.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

15.  Accrued Retirement Benefits

     Accrued Retirement Benefits consisted of the following (in millions):

                                                                            December 31,            September 30,
                                                                                2002                    2002
                                                                            ------------            -------------
     Accrued retirement medical liability........................             $     306              $      309
     Accrued pension liability...................................                   243                     231
     Other.......................................................                    34                      32
                                                                              ---------              ----------
         Subtotal................................................                   583                     572
     Less: current liability.....................................                   (60)                    (60)
                                                                              ---------              ----------
            Accrued Retirement Benefits..........................             $     523              $      512
                                                                              =========              ==========

16.  Contingencies

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

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The company has been designated as a potentially responsible party at 8 Superfund sites, excluding sites as to which the company's records disclose no involvement or as to which the company's potential liability has been finally determined. Management estimates the total, reasonably possible costs the company could incur for the remediation of Superfund sites at December 31, 2002, to be approximately $35 million, of which $13 million is recorded as a liability. In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2002, to be approximately $48 million, of which $19 million is recorded as a liability. Following are the components of the Superfund and Non-Superfund environmental reserve (in millions):

                                                                       December 31,          September 30,
                                                                          2002                   2002
                                                                       ------------          -------------
    Superfund sites...........................................           $     13               $     13
    Non-Superfund sites.......................................                 19                     21
                                                                         --------               --------
    Total environmental reserves..............................           $     32               $     34
                                                                         ========               ========

     A portion of the total environmental reserves is included in current liabilities with the majority of the amounts recorded in noncurrent liabilities (see Notes 11 and 12).

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

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Maremont's asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

                                                                            December 31,            September 30,
                                                                                2002                    2002
                                                                            ------------            -------------
     Unbilled committed settlements..............................             $        9             $        9
     Pending claims..............................................                     58                     50
     Shortfall and other.........................................                      7                      7
                                                                              ----------             ----------
        Total asbestos-related reserves..........................             $       74             $       66
                                                                              ==========             ==========

     Asbestos-related recoveries.................................             $       67             $       59
                                                                              ==========             ==========


     A portion of the asbestos-related recoveries and reserves are included in current assets and liabilities, with the majority of the amounts recorded in noncurrent assets and liabilities (see Notes 9 through 12).

     The unbilled committed settlements reserve relates to committed settlements that Maremont agreed to pay when Maremont participated in the Center for Claims Resolution (the CCR). Maremont shared in the payments of defense and indemnity costs of asbestos-related claims with other CCR members. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 1, 2001, when it was reorganized and discontinued negotiating shared settlements.

     Since February 1, 2001, Maremont has hired its own litigation counsel and is committed to examining the merits of each asbestos-related claim. For purposes of establishing reserves for pending asbestos-related claims, Maremont estimates its defense and indemnity costs based on the history and nature of filed claims to date and Maremont's experience since February 1, 2001. Maremont had approximately 45,600 and 37,500 pending asbestos related claims at December 31, 2002 and September 30, 2002, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries.

     Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs' attorneys, and an estimate of Maremont's obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     ArvinMeritor estimates the cost of recalling all TRW model 20-EDL tie rod ends to be approximately $30 million, of which approximately $13 million is estimated to be covered by TRW's recall campaigns. The company believes that it is entitled to reimbursement by TRW for its costs associated with the campaigns. On May 6, 2002, the company filed suit against TRW in the U.S. District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty, and seeking compensatory and consequential damages in connection with the recall campaign. The company has recorded a liability and offsetting receivable for the estimated cost of the recall campaign, which is not covered by TRW's recall campaign. The company has recorded a receivable from TRW for $17 million as of December 31, 2002 and September 30, 2002. The company has also accrued product warranty reserves of $13 million and $15 million, net of claims paid to date as of December 31, 2002 and September 30, 2002, respectively. In addition, as of December 31, 2002 and September 30, 2002 the company has recorded a $5 million and $4 million receivable, respectively, from TRW for reimbursement of customer claims paid to date that are covered by TRW's recall campaign.

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

17.  Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows (in millions):

                                                                                  Three Months Ended
                                                                                      December 31,
                                                                             ------------------------------
                                                                                 2002              2001
                                                                              -----------       ----------
    Net income................................................                   $  32            $ (31)
    Foreign currency translation..............................                      62               11
                                                                                 -----            -----
    Comprehensive income (loss)...............................                   $  94            $ (20)
                                                                                 =====            =====

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

18.  Business Segment Information

     The company has three reportable operating segments: Light Vehicle Systems
     (LVS), Commercial Vehicle Systems (CVS), and Light Vehicle Aftermarket
     (LVA). LVS is a major supplier of air and emission systems, aperture systems (roof and door systems and motion control products), and undercarriage systems (suspension and ride control systems and wheel products) for passenger cars, light trucks and sport utility vehicles to original equipment manufacturers. CVS supplies drivetrain systems and components, including axles and drivelines, braking systems, suspension systems and exhaust, ride control and filtration products, for medium- and heavy-duty trucks, trailers and off-highway equipment and specialty vehicles. LVA supplies exhaust, ride control and filter products to the light vehicle aftermarket. Business units that are not focused on automotive products are classified as "Other." The company's coil coating operation is included in this classification.

     Segment information is summarized as follows (in millions):

                                                                                    Three Months Ended
                                                                                       December 31,
                                                                               -----------------------------
                                                                                 2002                  2001
                                                                               -------               -------
     Sales:
        Light Vehicle Systems..................................                $   903               $   846
        Commercial Vehicle Systems.............................                    572                   483
        Light Vehicle Aftermarket..............................                    197                   200
        Other..................................................                     37                    37
                                                                               -------               -------
                    Sales......................................                $ 1,709               $ 1,566
                                                                               =======               =======
     Operating Income:
        Light Vehicle Systems..................................                $    42               $    44
        Commercial Vehicle Systems.............................                     24                    11
        Light Vehicle Aftermarket..............................                      6                     9
        Other..................................................                      1                    (1)
                                                                               -------               -------
                    Segment operating income...................                     73                    63
     Restructuring costs.......................................                      -                   (15)
                                                                               -------               -------
                    Operating income...........................                     73                    48
     Equity in earnings of affiliates..........................                      1                     -
     Interest expense, net and other...........................                    (25)                  (28)
                                                                               -------               -------
     Income before income taxes................................                     49                    20
     Provision for income taxes................................                    (16)                   (6)
     Minority interests........................................                     (1)                   (3)
                                                                               -------               -------
     Income before cumulative effect of
       accounting change.......................................                $    32               $    11
                                                                               =======               =======

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The carrying value of goodwill for the company's segments is summarized as follows (in millions):


                                                                              December 31,        September 30,
                                                                                 2002                  2002
                                                                              ------------        -------------
     Light Vehicle Systems.......................................              $   227               $   225
     Commercial Vehicle Systems..................................                  413                   408
     Light Vehicle Aftermarket...................................                  177                   175
     Other.......................................................                    -                     -
                                                                               -------               -------
          Goodwill...............................................              $   817               $   808
                                                                               =======               =======


19.  Subsequent Events

     In the second quarter of fiscal 2003, the company's CVS segment completed the sale of net assets related to the manufacturing and distribution of its non-core off-highway planetary axle products of approximately $35 million. Sales of the off-highway planetary axle products were approximately $90 million in fiscal 2002.

     In 1998, the company acquired a 49-percent interest in a German joint venture, Zeuna Starker GmbH & Co. KG, an air and emissions systems company. The company entered into agreements to purchase the remaining 51-percent interest for a purchase price of approximately $75 million. The transaction was completed in the second quarter of fiscal 2003. The company expects incremental sales in fiscal 2003 of approximately $500 million.

                               ARVINMERITOR, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS


                                                                                     Three Months Ended
                                                                                        December 31,
                                                                               -----------------------------
                                                                                 2002                 2001
                                                                               -------               -------
     Sales:
        Light Vehicle Systems..........................................        $   903               $   846
        Commercial Vehicle Systems.....................................            572                   483
        Light Vehicle Aftermarket......................................            197                   200
        Other..........................................................             37                    37
                                                                               -------               -------
        SALES..........................................................        $ 1,709               $ 1,566
                                                                               =======               =======
     Operating Income:
        Light Vehicle Systems..........................................        $    42               $    44
        Commercial Vehicle Systems.....................................             24                    11
        Light Vehicle Aftermarket......................................              6                     9
        Other..........................................................              1                    (1)
                                                                               -------               -------
        SEGMENT OPERATING INCOME.......................................             73                    63
     Restructuring costs...............................................              -                   (15)
                                                                               -------               -------
     OPERATING INCOME..................................................             73                    48
     Equity in earnings of affiliates..................................              1                     -
     Interest expense, net and other...................................            (25)                  (28)
                                                                               -------               -------
     INCOME BEFORE INCOME TAXES........................................             49                    20
     Provision for income taxes........................................            (16)                   (6)
     Minority interests................................................             (1)                   (3)
                                                                               -------               -------
     INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE..............             32                    11
        Cumulative effect of accounting change ........................              -                   (42)
                                                                               -------               -------
     NET INCOME (LOSS) ................................................        $    32               $   (31)
                                                                               =======               =======

     DILUTED EARNINGS (LOSS) PER SHARE:
        Before cumulative effect of accounting change..................        $  0.47               $  0.17
        Cumulative effect of accounting change.........................              -                 (0.64)
                                                                               -------               -------
        Diluted earnings (loss) per share..............................        $  0.47               $ (0.47)
                                                                               =======               ========

     DILUTED AVERAGE COMMON SHARES OUTSTANDING.........................           67.4                  66.0
                                                                               =======               =======

                               ARVINMERITOR, INC.

Fiscal 2003 First Quarter Compared to Fiscal 2002 First Quarter

Total Company

Sales for the first quarter of fiscal 2003 were $1,709 million, an increase of $143 million, or nine percent, as compared to last year's first quarter results. Sales of the company's Commercial Vehicle Systems (CVS) segment increased by $89 million. CVS sales benefited from higher heavy-duty (also referred to as Class
8) truck production in North America. The company's Light Vehicle Systems (LVS) segment sales increased by $57 million. The stronger euro and new business contributed to the increase in sales. (See discussion under Business Segments below.)

Effective October 1, 2002, the company voluntarily changed to the fair value method of accounting for its stock-based compensation plans and began expensing the fair value of stock options. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (SFAS
148), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method. The company has elected the modified prospective method, which allows for the recognition of compensation expense for the non-vested portion of previously issued stock options, as well as for new grants of stock options. In the first quarter of fiscal 2003, the company recorded compensation expense for stock options of $1 million ($1 million after-tax, or $0.01 per diluted share). For fiscal 2003, the company expects to record compensation expense for stock options of $7 million ($5 million after-tax, or $0.07 per diluted share).

Operating income for the first quarter of fiscal 2003 was $73 million, compared to $48 million in the same period last year. A restructuring charge of $15 million was recorded in operating income in the first quarter of fiscal year 2002. Restructuring costs attributable to LVS, CVS, Light Vehicle Aftermarket
(LVA) and Other were $7 million, $6 million, $1 million and $1 million, respectively. For additional information concerning the company's restructuring program, see Note 6 of the Notes to the Consolidated Financial Statements. Operating margin improved to 4.3 percent, up from 3.1 percent in the first quarter of fiscal year 2002. The CVS segment drove the operating margin improvement.

Equity in earnings of affiliates for the first quarter of fiscal 2003 was up $1 million compared to the same period last year. Interest expense, net and other of $25 million was down slightly from $28 million in last year's first quarter. The effective tax rate was 32 percent in the first quarter of fiscal years 2003 and 2002.

Income before cumulative effect of accounting change was $32 million for the first quarter of fiscal 2003, an increase of $21 million compared to the first quarter of fiscal 2002. Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." Upon adoption of SFAS 142, the company recorded an impairment loss on goodwill as a cumulative effect of accounting change of $42 million ($42 million after-tax, or $0.64 per diluted share) in the first quarter of fiscal 2002. Net income was $32 million in the first quarter of fiscal 2003, compared to a net loss of $31 million, in last year's first quarter.

                               ARVINMERITOR, INC.

Business Segments

LVS sales were $903 million, up $57 million, or seven percent, from the first quarter of fiscal 2002. Favorable currency translation of approximately $29 million and new business drove the increase in sales. Operating income was $42 million, a decrease of $2 million from last year's first quarter. Higher steel prices, as well as premium freight and other costs associated with steel shortages, negatively impacted operating income by $5 million in the first quarter of fiscal 2003. LVS operating margin declined to 4.7 percent from 5.2 percent in last year's first quarter.

CVS sales were $572 million, up $89 million, or 18 percent, from last year's first quarter. Higher North American Class 8 truck production, which increased 24 percent on a quarter-over-quarter basis, was the major factor behind the sales increase. Favorable currency translation added approximately $14 million to sales. CVS operating income increased to $24 million, compared to $11 million in the first quarter of fiscal 2002, and operating margin improved to 4.2 percent, up from 2.3 percent in last year's first quarter. Higher sales levels and savings from cost-reduction actions drove the operating margin improvement.

LVA sales were $197 million, down slightly from $200 million in last year's first quarter. These results include sales of $6 million from the consolidation of a joint venture in Venezuela as of October 1, 2002. LVA operating income was $6 million, compared to $9 million in last year's first quarter. The decrease was principally driven by higher changeover expense. Operating margin fell to
3.0 percent, from 4.5 percent in the prior year's first quarter.

OUTLOOK

The company's fiscal 2003 outlook for light vehicle production is 16.0 million vehicles in North America and 16.5 million vehicles in Western Europe. The company expects North American Class 8 truck production to decline five percent in fiscal 2003 to 161,000 units. Western European heavy- and medium-duty truck production is estimated at 337,000 units for fiscal 2003.

In January 2003, the company announced a workforce reduction of approximately 300 salaried employees and a facility closure affecting an additional 275 hourly employees in its LVS business. These measures follow the recent management realignment of the company's LVS businesses. The company expects costs, net of savings, of $9 million ($6 million after-tax, or $0.09 per diluted share) in the second fiscal quarter and $4 million ($3 million after-tax, or $0.04 per diluted share) for the full year of fiscal 2003 related to these actions. The company expects annual pretax savings as a result of these actions of approximately $25 million.

Other factors that could affect the company's results for the full fiscal year include the impact of currency fluctuations on sales and operating income, which is difficult to predict. In addition, the company is experiencing rising steel prices and currently expects higher steel costs of approximately $20 million in fiscal 2003.

                               ARVINMERITOR, INC.

FINANCIAL CONDITION

See Condensed Statement of Consolidated Cash Flow for additional detail on the company's cash flows.

Operating Activities -- Cash used for operating activities for the first three months of fiscal 2003 was $23 million, a decrease of $102 million, compared to cash provided by operating activities of $79 million for the first three months of fiscal 2002. The decrease in operating cash flow is largely attributable to higher working capital levels. In particular, accounts payable levels decreased as a result of lower volumes in the latter part of the first quarter of fiscal 2003. Working capital as a percentage of sales was 6.3 percent, as compared to
4.3 percent in the first quarter of fiscal 2002. In computing this ratio, the company included the receivables sold under the securitization program and excluded short-term debt and cash and cash equivalents.

Investing Activities -- Cash used for investing activities was $15 million for the first quarter of fiscal 2003 compared to $42 million in the same period last year. Capital expenditures were $26 million in the first three months of fiscal 2003, compared to $34 million in the first three months of fiscal 2002. Investing activities included proceeds of $13 million from the disposition of assets. Cash used for other investing activities was $2 million and $8 million in the first quarters of fiscal 2003 and 2002, respectively.

Financing Activities -- Cash provided by financing activities in the first three months of fiscal 2003 was $47 million, which included a net increase in revolving debt of $54 million, offset by payments of cash dividends of $7 million. Cash used for financing activities in the first three months of fiscal 2002 included a net decrease in revolving debt and preferred capital securities of $25 million and payments of cash dividends of $ 7 million.

LIQUIDITY

The company is contractually obligated to make certain payments as disclosed in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which is incorporated in this Form 10-Q by reference.

Revolving and Other Debt -- As discussed in Note 13 of the Notes to Consolidated Financial Statements, the company has two unsecured credit facilities, which mature on June 27, 2005: a three-year, $400-million revolving credit facility and a five-year, $750-million revolving credit facility. The company also has a $50-million uncommitted line of credit.

The credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) of 1.50x. Non-compliance with these covenants would constitute an event of default, and could allow lenders to suspend additional borrowings and accelerate repayment of outstanding borrowings. At December 31, 2002, the company was in compliance with all covenants.

                               ARVINMERITOR, INC.

Under a shelf registration filed with the SEC in April 2001, the company has $150 million of debt securities remaining unissued.

Leases -- As discussed in Note 13 of the Notes to Consolidated Financial Statements, certain operating leases require the company to maintain financial ratios that are similar to those required by the company's revolving credit agreements. Non-compliance with these covenants could result in termination of the agreements and acceleration of the company's obligations. At December 31, 2002, the company was in compliance with all covenants.

Accounts Receivable Securitization Facility -- As discussed in Note 7 of the Notes to Consolidated Financial Statements, the company participates in an accounts receivable securitization facility to improve financial flexibility and lower interest costs. ArvinMeritor Receivables Corporation (ARC), a wholly owned subsidiary of the company, has entered into an agreement to sell an undivided interest in up to $250 million of trade receivables to certain bank conduits. As of December 31, 2002 and September 30, 2002, the company had utilized $100 million and $105 million, respectively, of the accounts receivable securitization facility. The accounts receivable securitization program matures in September 2003 and the company expects to renew the facility at that time.

If the company's credit ratings are reduced to certain levels, or if certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facility. At December 31, 2002, the company was in compliance with all covenants.

CRITICAL ACCOUNTING POLICIES

See the information concerning the company's critical accounting policies included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation -- Critical Accounting Policies in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which is incorporated in this Form 10-Q by reference.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Notes 3 through 5 of the Notes to Consolidated Financial Statements.

                               ARVINMERITOR, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to foreign currency exchange rate risk related to its transactions denominated in currencies other than the U.S. dollar and interest rate risk associated with the company's debt.

The impact the euro and other currencies will have on the company's sales and operating income is difficult to predict in the upcoming year. The company uses foreign exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables to help minimize the risk of loss from changes in exchange rates (see Note 14 of the Notes to Consolidated Financial Statements). The company also uses interest rate swaps to offset the effects on interest rate fluctuations on the fair value of its debt portfolio (see Note 13 of the Notes to Consolidated Financial Statements). It is the policy of the company not to enter into derivative instruments for speculative purposes, and therefore the company holds no derivative instruments for trading purposes.

The company has performed a sensitivity analysis assuming a hypothetical 10-percent adverse movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of December 31, 2002, the analysis indicated that such market movements would not have a material effect on the company's business, financial condition or results of operations. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the company carried out an evaluation under the supervision and with the participation of ArvinMeritor's management, including Larry D. Yost, Chairman of the Board and Chief Executive Officer, and
S. Carl Soderstrom, Jr., Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in ArvinMeritor's internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation.

In connection with the rule, the company is in the process of further reviewing and documenting its disclosure controls and procedures, including the company's internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company's systems evolve with the business.

                               ARVINMERITOR, INC.

                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

         On October 1, 2002, the company issued 1,033 shares of Common Stock to two non-employee directors of the company, pursuant to the terms of the company's Directors Stock Plan, in lieu of cash payment of the quarterly retainer fee for board service. In each case, the issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

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

                               ARVINMERITOR, INC.

Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

               12 -- Computation of ratio of earnings to fixed charges.

              99a -- Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99b - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K.

      The company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.

                               ARVINMERITOR, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     ARVINMERITOR, INC.


Date: February 12, 2003                    By: /s/ V. G. Baker, II
                                               -------------------
                                                   V. G. Baker, II
                                                   Senior Vice President
                                                   and General Counsel
                                                   (For the registrant)

Date: February 12, 2003                    By: /s/ D. S. Bullock
                                               -----------------
                                                   D. S. Bullock
                                                   Vice President and Controller
                                                   (Chief Accounting Officer)

                               ARVINMERITOR, INC.

                                 CERTIFICATIONS

         I, Larry, D. Yost, Chairman of the Board and Chief Executive Officer of ArvinMeritor, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ArvinMeritor, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 11, 2003

                                            /s/ Larry D. Yost
                                            ------------------------------------
                                            Larry D. Yost, Chairman of the Board
                                            and Chief Executive Officer

                               ARVINMERITOR, INC.

         I, S. Carl Soderstrom, Jr., Senior Vice President and Chief Financial Officer of ArvinMeritor, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ArvinMeritor, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 11, 2003

                               /s/ S. Carl Soderstrom, Jr.
                               ---------------------------
                               S. Carl Soderstrom, Jr.
                               Senior Vice President and Chief Financial Officer

                               10-Q EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION

EX-12               Computation of Earnings to fixed charges -- Quarter ended
                    December 31, 2002

EX-99.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002