Form 10-Q
period 2003-03-30
ARVINMERITOR INC
filed 2003-05-13
CIK 1113256

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2003

Commission file number 1-15983

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

                           Yes  [X]    No   [ ]

68,477,716 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on April 30, 2003.

                               ARVINMERITOR, INC.

                                      INDEX

                                                                                                     Page
                                                                                                     No.
PART I.      FINANCIAL INFORMATION:

             Item 1.  Financial Statements:

                           Statement of Consolidated Income - - Three Months
                           and Six Months Ended March 31, 2003 and 2002.........................       2

                           Consolidated Balance Sheet - -
                           March 31, 2003 and September 30, 2002................................       3

                           Condensed Statement of Consolidated Cash Flows - -
                           Six Months Ended March 31, 2003 and 2002.............................       4

                           Notes to Consolidated Financial Statements...........................       5

             Item 2.  Management's Discussion and Analysis
                      of Results of Operations and Financial Condition..........................      23

             Item 3.  Quantitative and Qualitative Disclosures About
                      Market Risk...............................................................      30

             Item 4.  Controls and Procedures...................................................      30

PART II.     OTHER INFORMATION:

             Item 1.  Legal Proceedings.........................................................      31

             Item 2.  Changes in Securities and Use of Proceeds.................................      31

             Item 4.  Submission of Matters to a Vote of Security Holders.......................      32

             Item 5.  Other Information.........................................................      33

             Item 6.  Exhibits and Reports on Form 8-K..........................................      34

Signatures......................................................................................      35

Certifications..................................................................................      36

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               ARVINMERITOR, INC.

                        STATEMENT OF CONSOLIDATED INCOME
                     (in millions, except per share amounts)

                                                                     Three Months Ended             Six Months Ended
                                                                         March 31,                      March 31,
                                                                  ------------------------      ------------------------
                                                                    2003            2002           2003            2002
                                                                  --------        --------       --------        --------
                                                                                        (Unaudited)
Sales..........................................................   $  1,993        $  1,687       $  3,702        $  3,253
Cost of sales..................................................     (1,805)         (1,511)        (3,340)         (2,923)
                                                                  --------        --------       --------        --------
GROSS MARGIN...................................................        188             176            362             330
   Selling, general and administrative.........................       (114)            (94)          (215)           (185)
   Restructuring costs.........................................        (11)              -            (11)            (15)
                                                                  --------        --------       --------        --------
OPERATING INCOME...............................................         63              82            136             130
   Equity in earnings (losses) of affiliates...................          1              (1)             2              (1)
   Interest expense, net and other.............................        (27)            (25)           (52)            (53)
                                                                  --------        --------       --------        --------
INCOME BEFORE INCOME TAXES.....................................         37              56             86              76
   Provision for income taxes..................................        (12)            (18)           (28)            (24)
   Minority interests..........................................         (1)             (3)            (2)             (6)
                                                                  --------        --------       --------        --------
INCOME BEFORE CUMULATIVE
   EFFECT OF ACCOUNTING CHANGE.................................         24              35             56              46
   Cumulative effect of accounting change......................          -               -              -             (42)
                                                                  --------        --------       --------        --------
NET INCOME.....................................................   $     24        $     35       $     56        $      4
                                                                  ========        ========       ========        ========

BASIC EARNINGS PER SHARE
   Before cumulative effect of accounting change...............   $   0.36        $   0.53       $   0.84        $   0.70
   Cumulative effect of accounting change......................          -               -              -           (0.64)
                                                                  --------        --------       --------        --------
   Basic earnings per share....................................   $   0.36        $   0.53       $   0.84        $   0.06
                                                                  ========        ========       ========        ========

DILUTED EARNINGS PER SHARE
   Before cumulative effect of accounting change...............   $   0.36        $   0.52       $   0.83        $   0.69
   Cumulative effect of accounting change......................          -               -              -           (0.63)
                                                                  --------        --------       --------        --------
   Diluted earnings per share..................................   $   0.36        $   0.52       $   0.83        $   0.06
                                                                  ========        ========       ========        ========
Basic average common shares outstanding........................       66.9            66.1           66.9            65.9
                                                                  ========        ========       ========        ========
Diluted average common shares outstanding......................       67.5            67.0           67.5            66.4
                                                                  ========        ========       ========        ========
Cash dividends per common share................................   $   0.10        $   0.10       $   0.20        $   0.20
                                                                  ========        ========       ========        ========

See notes to consolidated financial statements.

                               ARVINMERITOR, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                                                         March 31,            September 30,
                                                                                            2003                  2002
                                                                                        -----------           -------------
                                                                                        (Unaudited)
                                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...................................................         $   121                $    56
     Receivables (less allowance for doubtful accounts:
            March 31, 2003, $20 and September 30, 2002, $18) ....................           1,069                  1,251
     Inventories.................................................................             507                    458
     Other current assets........................................................             266                    211
                                                                                          -------                -------
         TOTAL CURRENT ASSETS....................................................           1,963                  1,976
                                                                                          -------                -------
NET PROPERTY.....................................................................           1,300                  1,179
GOODWILL.........................................................................             900                    808
OTHER ASSETS.....................................................................             638                    688
                                                                                          -------                -------
         TOTAL ASSETS............................................................         $ 4,801                $ 4,651
                                                                                          =======                =======

                      LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt.............................................................         $     9                $    15
     Accounts payable............................................................           1,214                  1,123
     Accrued compensation and benefits...........................................             245                    283
     Accrued income taxes........................................................              48                     65
     Other current liabilities...................................................             251                    257
                                                                                          -------                -------
         TOTAL CURRENT LIABILITIES...............................................           1,767                  1,743
                                                                                          -------                -------
LONG-TERM DEBT...................................................................           1,435                  1,435
ACCRUED RETIREMENT BENEFITS......................................................             476                    512
OTHER LIABILITIES................................................................             133                    123
MINORITY INTERESTS...............................................................              66                     58
PREFERRED CAPITAL SECURITIES.....................................................              39                     39
SHAREOWNERS' EQUITY:
      Common stock (March 31, 2003, 71.0 shares issued and 68.5 outstanding;
          September 30, 2002, 71.0 shares issued
          and 67.9 outstanding)..................................................              71                     71
     Additional paid-in capital..................................................             557                    554
     Retained earnings...........................................................             573                    530
     Treasury stock (March 31, 2003, 2.5 shares;
          September 30, 2002, 3.1 shares) .......................................             (37)                   (46)
     Unearned compensation.......................................................             (17)                   (12)
     Accumulated other comprehensive loss........................................            (262)                  (356)
                                                                                          -------                -------
         TOTAL SHAREOWNERS' EQUITY...............................................             885                    741
                                                                                          -------                -------
         TOTAL LIABILITIES AND SHAREOWNERS' EQUITY...............................         $ 4,801                $ 4,651
                                                                                          =======                =======

See notes to consolidated financial statements.

                               ARVINMERITOR, INC.

                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (in millions)

                                                                                              Six Months Ended
                                                                                                   March 31,
                                                                                          ------------------------
                                                                                           2003             2002
                                                                                          -------          -------
                                                                                                 (Unaudited)
OPERATING ACTIVITIES
 Income before cumulative effect of accounting change...............................      $    56          $    46
  Adjustments to arrive at cash provided by operating activities:
  Depreciation and amortization.....................................................          103               94
  Restructuring costs, net of expenditures..........................................            9               10
  Pension and retiree medical expense...............................................           48               39
  Pension and retiree medical contributions.........................................         (102)             (69)
  Changes in receivable securitization..............................................          145                -
  Changes in assets and liabilities, excluding effects of
   acquisitions, divestitures and foreign currency adjustments......................          (23)              18
                                                                                          -------          -------
CASH PROVIDED BY OPERATING ACTIVITIES...............................................          236              138
                                                                                          -------          -------

INVESTING ACTIVITIES
  Capital expenditures..............................................................          (69)             (64)
  Proceeds from disposition of assets...............................................           42                -
  Acquisition of business ..........................................................          (69)               -
  Other investing activities........................................................          (22)             (21)
                                                                                          -------          -------
CASH USED FOR INVESTING ACTIVITIES..................................................         (118)             (85)
                                                                                          -------          -------

FINANCING ACTIVITIES
  Net decrease in revolving debt....................................................          (50)            (442)
  Proceeds from issuance of notes...................................................            -              394
  Purchase of preferred capital securities..........................................            -              (18)
  Proceeds from exercise of stock options...........................................            -               17
  Cash dividends....................................................................          (13)             (13)
                                                                                          -------          -------
CASH USED FOR FINANCING ACTIVITIES..................................................          (63)             (62)
                                                                                          -------          -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.............................................           10                -
                                                                                          -------          -------

CHANGE IN CASH AND CASH EQUIVALENTS.................................................           65               (9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................           56              101
                                                                                          -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................      $   121          $    92
                                                                                          =======          =======

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

     In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The results of operations for the three and six months ended March 31, 2003, are not necessarily indicative of the results for the full year.

     The company's fiscal year ends on the Sunday nearest September 30. The company's fiscal quarters end on the Sundays nearest December 31, March 31, and June 30. The second quarter of fiscal 2003 and 2002 ended on March 30, 2003, and March 31, 2002, respectively. All year and quarter references relate to the company's fiscal year and fiscal quarters unless otherwise stated.

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

     A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

                                                            Three Months Ended       Six Months Ended
                                                                 March 31,               March 31,
                                                           --------------------    ---------------------
                                                            2003          2002      2003           2002
                                                           ------        ------    ------         ------
Basic average common shares outstanding................     66.9          66.1      66.9           65.9
Impact of restricted stock.............................      0.6           0.4       0.6            0.3
Impact of stock options................................        -           0.5         -            0.2
                                                            ----          ----      ----           ----
Diluted average common shares outstanding..............     67.5          67.0      67.5           66.4
                                                            ====          ====      ====           ====

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

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in Restructuring)." The new standard requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred, rather than at the time of commitment to an exit plan. The company adopted this standard for exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it assumes under the guarantee. This requirement applies to guarantees issued after December 31, 2002. Guarantees issued prior to January 1, 2003, are not subject to liability recognition but are subject to expanded disclosure requirements. Disclosure of residual value guarantees under certain leases is included in Note 14 and information related to indemnification agreements is included in Note
     17. Disclosure related to the company's product warranty obligations is included in Note 12.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements." This interpretation provides guidance on the identification of variable interest entities and may require consolidation based on these new rules. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The company is currently in the process of determining if certain entities, related to the company's accounts receivable securitization program and certain leases, are variable interest entities. Information related to the company's accounts receivable securitization program is included in Note 8, and information related to the company's leases is included in Note 14.

4.   Accounting for Stock Options

     Effective October 1, 2002, the company voluntarily changed to the fair value method of accounting for its stock-based compensation plans and began expensing the fair value of stock options. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method. The company has elected the modified prospective method, which allows for the recognition of compensation expense for the non-vested portion of previously issued stock options, as well as for new grants of stock options. The company recorded compensation expense for the six months ended March 31, 2003, of $3 million ($2 million after-tax, or $0.03 per diluted share). If the fair value method had been applied, for the six months ended March 31, 2002, the company would have recorded compensation expense of $2 million ($1 million after-tax, or $0.01 per diluted share).

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   Goodwill Impairment

     Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which requires goodwill to be subject to an annual impairment test, or more frequently, if certain indicators arise, and also eliminated goodwill amortization. Upon adoption of SFAS 142 the company recorded an impairment loss on goodwill as a cumulative effect of accounting change for its coil coating operations (classified as "Other" for segment reporting) of $42 million ($42 million after-tax, or $0.63 per diluted share) in the six months ended March 31, 2002. Changes in the carrying value of goodwill since September 30, 2002 are disclosed in Note 19.

6.   Acquisitions and Divestitures

     In 1998, the company acquired a 49-percent interest in a German joint venture, Zeuna Staerker GmbH & Co. KG (Zeuna Staerker), an air and emissions systems company. In the second quarter of fiscal 2003, the company purchased the remaining 51-percent interest in Zeuna Staerker for a purchase price of $69 million, net of cash acquired of $8 million. At March 31, 2003, the company has recorded $84 million of goodwill associated with the initial purchase price allocation and expects to finalize the purchase price allocation by September 30, 2003. The company expects incremental sales from the Zeuna Staerker acquisition of approximately $550 million in fiscal 2003.

     The company completed the sale of net assets related to the manufacturing and distribution of its off-highway planetary axle products in the second quarter of fiscal 2003, and recognized a gain of $2 million ($1 million after-tax, or $0.01 per diluted share). Sales of the off-highway planetary axle products were approximately $90 million in fiscal 2002.

7.   Restructuring Costs

     The company has approved plans for workforce reductions and facility consolidations in its Light Vehicle Systems (LVS) business segment. These measures follow the management realignment of the company's LVS business and are also intended to address the competitive challenges in the automotive supplier industry. During the second quarter of fiscal 2003, the company recorded restructuring costs totaling $11 million ($7 million after-tax, or $0.10 per diluted share). These costs included severance and other employee termination costs of $6 million related to a reduction of approximately 165 salaried employees and 275 hourly employees and $5 million related to asset impairments. At March 31, 2003, $4 million of restructuring reserves relating to severance payments remained in the consolidated balance sheet.

     In the second quarter of fiscal 2003, the company also recorded restructuring costs of $3 million that were incurred as a result of the acquisition of the remaining 51-percent interest in Zeuna Staerker. These costs relate to severance and other termination benefits associated with 57 employees. The acquisition was accounted for utilizing the purchase method of accounting and these restructuring costs were reflected in the purchase price allocation. At March 31, 2003, $3 million of restructuring reserves remained in the consolidated balance sheet.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In the first quarter of fiscal 2002, the company recorded a restructuring charge of $15 million ($10 million after-tax, or $0.15 per basic and diluted share) for severance and other employee costs related to a net reduction of approximately 450 employees. All employees have been terminated under this restructuring action, and $3 million of restructuring reserves relating to severance payments remained in the consolidated balance sheet at March 31, 2003.

     The changes in the restructuring reserves are as follows (in millions):

                                                         Employee
                                                        Termination             Asset
                                                         Benefits            Impairments         Total
                                                        -----------          -----------         -----
Balance at September 30, 2002.......................       $   9                $   -            $  9
Activity during the period:
   Charges to expense...............................           6                    5              11
   Purchase accounting adjustment...................           3                    -               3
   Asset write-offs.................................           -                   (5)             (5)
   Cash payments....................................          (8)                   -              (8)
                                                           -----                -----            ----
Balance at March 31, 2003...........................       $  10                $   -            $ 10
                                                           =====                =====            ====

8.   Asset Securitization

     The company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, bankruptcy-remote, special purpose subsidiary. ARC has entered into an agreement to sell an undivided interest in up to $250 million of eligible receivables, as defined, to certain bank conduits that fund their purchases through the issuance of commercial paper. As of March 31, 2003 and September 30, 2002 the company had utilized $250 million and $105 million, respectively, of the U.S. accounts receivable securitization facility. As of March 31, 2003 and September 30, 2002 the banks had a preferential interest in $146 million and $201 million, respectively, of the remainder of the receivables held at ARC to secure the obligation under the U.S. accounts receivable securitization facility.

     Zeuna Staerker has entered into an agreement to sell an undivided interest in up to euro 50 million of eligible trade receivables, as defined, to a bank that funds its purchases through the issuance of commercial paper. As a result of the company's acquisition of the remaining 51-percent interest in Zeuna Staerker, the company consolidated this accounts receivable securitization program. As of March 31, 2003, the company had utilized $40 million of the euro accounts receivable securitization facility. As of March 31, 2003, the banks had a preferential interest in $6 million, of the remainder of the receivables held at Zeuna Staerker to secure the obligation under the asset securitization facility.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The company has no retained interest in the receivables sold, but does perform collection and administrative functions. The receivables under these programs were sold at fair market value and a discount on the sale was recorded in interest expense, net and other. A discount of $2 million and $4 million was recorded for the six months ended March 31, 2003 and 2002, respectively. The gross amount of proceeds received from the sale of receivables under these programs was approximately $1,106 million and $1,141 million for the six months ended March 31, 2003 and 2002, respectively. The U.S. accounts receivable securitization program matures in September 2003 and the company expects to renew the facility at that time. The euro accounts receivable securitization program matures in March 2005.

     If the company's credit ratings are reduced to certain levels, or if certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facilities. At March 31, 2003, the company was in compliance with all covenants.

9.   Inventories

     Inventories are summarized as follows (in millions):

                                                                        March 31,      September 30,
                                                                          2003             2002
                                                                        ---------      -------------
Finished goods..............................................            $    226         $    207
Work in process.............................................                 131              131
Raw materials, parts and supplies...........................                 194              171
                                                                        --------         --------
      Total.................................................                 551              509
Less: allowance to adjust the carrying value of
  certain inventories to a LIFO basis.......................                 (44)             (51)
                                                                        --------         --------
      Inventories...........................................            $    507         $    458
                                                                        ========         ========

10.  Other Current Assets

     Other Current Assets are summarized as follows (in millions):

                                                                       March 31,     September 30,
                                                                         2003            2002
                                                                       --------      ------------
Current deferred income taxes...............................           $    121        $   116
Customer reimbursable tooling and engineering...............                 68             33
Asbestos-related recoveries.................................                 20             20
Prepaid and other...........................................                 57             42
                                                                       --------        -------
     Other Current Assets...................................           $    266        $   211
                                                                       ========        =======

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11.  Other Assets

     Other Assets are summarized as follows (in millions):

                                                                       March 31,     September 30,
                                                                         2003            2002
                                                                       ---------     -------------
Long-term deferred income taxes.............................           $     192        $   187
Prepaid pension costs.......................................                 106             98
Investments in affiliates...................................                  82            167
Asbestos-related recoveries.................................                  50             39
Fair value of interest rate swaps...........................                  49             48
Net capitalized software costs..............................                  44             44
Trademarks..................................................                  23             23
Patents and licenses (less accumulated
  amortization: March 31, 2003, $6 and
  September 30, 2002, $5)...................................                  11             11
Other.......................................................                  81             71
                                                                       ---------        -------
     Other Assets...........................................           $     638        $   688
                                                                       =========        =======

     The company's trademarks, which were determined to have an indefinite life, are not amortized, and patents and licenses are amortized over their contractual lives. The company anticipates amortization expense for patents and licenses of approximately $2 million per year for fiscal years 2003 through 2004 and approximately $1 million per year for fiscal years 2005 through 2007.

12.  Other Current Liabilities

     Other Current Liabilities are summarized as follows (in millions):

                                                                   March 31,      September 30,
                                                                     2003             2002
                                                                   ---------      -------------
Accrued product warranties..................................       $     83         $    89
Accrued taxes other than income taxes.......................             37              37
Asbestos-related reserves...................................             20              20
Accrued interest expense....................................             12              12
Accrued restructuring ......................................             10               9
Environmental reserves......................................              5               8
Other.......................................................             84              82
                                                                   --------         -------
     Other Current Liabilities..............................       $    251         $   257
                                                                   ========         =======

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The company's Commercial Vehicle Systems (CVS) and Light Vehicle Aftermarket (LVA) segments record product warranty costs at the time of shipment of products to customers. Warranty reserves are based on several factors including past claims experience, sales history, product manufacturing and engineering changes, industry developments and various other considerations. In addition, liabilities for product recall campaigns are recorded at the time the company's obligation is known and can be reasonably estimated. As of March 31, 2003 and September 30, 2002, accrued product warranties included a liability related to a recall campaign associated with TRW model 20-EDL tie rod ends (see Note 17).

     The company's LVS segment records product warranty liabilities based on its individual customer agreements. Product warranties are recorded for known warranty issues when amounts related to such issues are probable and reasonably estimable. In addition, the company records product warranty liabilities for amounts expected to be paid under warranty-sharing agreements with its customers.

     A summary of the changes in accrued product warranties is as follows (in millions):

                                                                               Six Months Ended
                                                                                   March 31,
                                                                               -----------------
                                                                                2003       2002
                                                                               ------     ------
Balance at September 30..................................................      $  89      $  92
Accruals for product warranties..........................................         16         11
Increase in product warranties due to acquisition........................          8          -
Payments made............................................................        (32)       (31)
Change in estimates......................................................          2          1
                                                                               -----      -----
Balance at March 31......................................................      $  83      $  73
                                                                               =====      =====

13.  Other Liabilities

     Other Liabilities are summarized as follows (in millions):

                                                                               March 31,     September 30,
                                                                                 2003            2002
                                                                               ---------     -------------
Asbestos-related reserves................................................        $  56           $  46
Environmental reserves...................................................           26              26
Other....................................................................           51              51
                                                                                 -----           -----
     Other Liabilities...................................................        $ 133           $ 123
                                                                                 =====           =====

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

14.  Long-Term Debt

     Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):


                                                                               March 31,      September 30,
                                                                                 2003             2002
                                                                               ---------      -------------
6 5/8 percent notes due 2007........................................            $  199           $  199
6 3/4 percent notes due 2008........................................               100              100
7 1/8 percent notes due 2009........................................               150              150
6.8 percent notes due 2009..........................................               499              499
8 3/4 percent notes due 2012........................................               400              400
Bank revolving credit facilities....................................                 -               27
Lines of credit and other...........................................                47               27
Fair value adjustment of notes......................................                49               48
                                                                                ------           ------
   Subtotal.........................................................             1,444            1,450
Less: current maturities............................................                (9)             (15)
                                                                                ------           ------
      Long-Term Debt................................................            $1,435           $1,435
                                                                                ======           ======

         Credit Facilities and Lines of Credit

     The company has two unsecured credit facilities, which mature on June 27, 2005: a three-year, $400-million revolving credit facility and a five-year, $750-million revolving credit facility. Borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company's credit rating. At March 31, 2003, the margin over the LIBOR rate was 105 basis points, and the facility fee was 20 basis points. The company also has a $50-million uncommitted line of credit.

         Interest Rate Swap Agreements

     The company entered into two interest rate swap agreements in March 2002. These swap agreements, in effect, converted $300 million notional amount of the company's 8 3/4 percent notes and $100 million notional amount of the
     6.8 percent notes to variable interest rates. The fair value of the swaps was $49 million and $48 million as of March 31, 2003 and September 30, 2002, respectively, and is recorded in Other Assets, with an offsetting amount recorded in Long-Term Debt. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent and 6.8 percent on notional amounts of $300 million and $100 million, respectively, and pays variable rates based on three-month LIBOR plus a weighted-average spread of 2.51 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         Leases

     The company has entered into agreements to lease certain manufacturing and administrative facilities as well as aircraft. These assets are held by special purpose entities, which were established and are owned by independent third parties who provide financing through debt and equity participation. These leases are accounted for as operating leases, and the lease payments are charged to operating income. The assets and the related obligations are excluded from the consolidated balance sheet, and the special purpose entities are not consolidated. At March 31, 2003 and September 30, 2002, the original cost of the assets under such arrangements was $123 million and $120 million, respectively.

     Certain of these leases contain residual value guarantees that obligate the company, not the third party owners, to absorb a portion of the losses of the special purpose entities. At March 31, 2003, the company's residual value guarantees associated with these leases, which represents the maximum exposure to loss, were $53 million.

         Covenants

     The credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) of 1.50x. In addition, certain operating leases require the company to maintain financial ratios that are similar to those required under the company's credit facilities. At March 31, 2003, the company was in compliance with all covenants.

15.  Financial Instruments

     The company's financial instruments include cash and cash equivalents, short-term debt, long-term debt, preferred capital securities, interest rate swaps, and foreign exchange contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its interest rate and foreign exchange rate exposures. The company's interest rate swap agreements are discussed in Note 14.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         Foreign Exchange Contracts

     The company uses foreign exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables. These contracts help minimize the risk of loss from changes in exchange rates and are generally of short duration (less than three months). The company has elected not to designate the foreign exchange contracts as hedges, therefore, changes in the fair value of the foreign exchange contracts are recognized in operating income. The net income impact of recording these contracts at fair value in the three and six months ended March 31, 2003 and 2002 did not have a significant effect on the company's results of operations. As of March 31, 2003 and September 30, 2002, the fair value of foreign exchange contracts was not material. It is the policy of the company not to enter into derivative instruments for speculative purposes.

         Fair Value

     Fair values of financial instruments are summarized as follows (in millions):

                                                             March 31,                September 30,
                                                               2003                      2002
                                                      ---------------------       --------------------
                                                      Carrying       Fair        Carrying       Fair
                                                        Value        Value         Value       Value
                                                      --------      -------      --------     -------
Cash and cash equivalents..........................   $    121      $   121      $     56     $    56
Short-term debt....................................          9            9            15          15
Long-term debt.....................................      1,435        1,417         1,435       1,433
Preferred capital securities.......................         39           38            39          40
Interest rate swaps - asset........................         49           49            48          48

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

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

16.  Accrued Retirement Benefits

     Accrued Retirement Benefits consisted of the following (in millions):

                                                                    March 31,      September 30,
                                                                      2003              2002
                                                                    ---------      -------------
Accrued retirement medical liability........................        $    301        $      309
Accrued pension liability...................................             201               231
Other.......................................................              34                32
                                                                    --------        ----------
    Subtotal................................................             536               572
Less: current liability.....................................             (60)              (60)
                                                                    --------        ----------
       Accrued Retirement Benefits                                  $    476        $      512
                                                                    ========        ==========

17.  Contingencies

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

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The company has been designated as a potentially responsible party at 8 Superfund sites, excluding sites as to which the company's records disclose no involvement or as to which the company's potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at March 31, 2003, to be approximately $34 million, of which $13 million is recorded as a liability. In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2003, to be approximately $49 million, of which $18 million is recorded as a liability. Following are the components of the Superfund and Non-Superfund environmental reserves (in millions):

                                                                    March 31,      September 30,
                                                                      2003             2002
                                                                    ---------      -------------
Superfund sites................................................     $     13         $      13
Non-Superfund sites............................................           18                21
                                                                    --------         ---------
     Environmental reserves....................................     $     31         $      34
                                                                    ========         =========

     A portion of the environmental reserves is included in current liabilities with the majority of the amount recorded in noncurrent liabilities (see Notes 12 and 13).

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

         Asbestos

     Maremont Corporation (Maremont, a subsidiary of the company) and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Maremont's asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

                                                                     March 31,     September 30,
                                                                       2003            2002
                                                                     ---------     -------------
Unbilled committed settlements..............................         $      9        $      9
Pending claims..............................................               61              50
Shortfall and other ........................................                6               7
                                                                     --------        --------
     Asbestos-related reserves..............................         $     76        $     66
                                                                     ========        ========

Asbestos-related recoveries.................................         $     70        $     59
                                                                     ========        ========

     A portion of the asbestos-related recoveries and reserves are included in current assets and liabilities, with the majority of the amounts recorded in noncurrent assets and liabilities (see Notes 10 through 13).

     The unbilled committed settlements reserve relates to committed settlements that Maremont agreed to pay when Maremont participated in the Center for Claims Resolution (CCR). Maremont shared in the payments of defense and indemnity costs of asbestos-related claims with other CCR members. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 1, 2001, when it was reorganized and discontinued negotiating shared settlements. There were no significant billings to insurance companies related to committed settlements in the six months ended March 31, 2003.

     Upon dissolution of the CCR in February 2001, Maremont began handling asbestos-related claims through its own defense counsel and is committed to examining the merits of each asbestos-related claim. Maremont had approximately 47,900 and 37,500 pending asbestos-related claims at March 31, 2003 and September 30, 2002, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. For purposes of establishing reserves for pending asbestos-related claims, Maremont estimates its defense and indemnity costs based on the history and nature of filed claims to date and Maremont's experience. At September 30, 2001, Maremont did not have sufficient history apart from the CCR to estimate its asbestos-related reserves and used the experience factors developed by the CCR. As of March 31, 2003 and September 30, 2002, Maremont developed experience factors for indemnity and litigation costs using data on actual experience in resolving claims since February 2001 and its assessment of the nature of the claims. Billings to insurance companies for indemnity and defense costs of resolved cases were $7 million in the six months ended March 31, 2003.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs' attorneys, and an estimate of Maremont's obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were $1 million in the six months ended March 31, 2003.

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

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     ArvinMeritor estimates the cost of its expanded recall of TRW model 20-EDL tie rod ends to be approximately $17 million. The company believes that it is entitled to reimbursement by TRW for its costs associated with the campaign. On May 6, 2002, the company filed suit against TRW in the U.S. District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty, and seeking compensatory and consequential damages in connection with the recall campaign. The company recorded a liability and offsetting receivable for the estimated cost of its expanded recall campaign. As of March 31, 2003 and September 30, 2002, the company had recorded a receivable from TRW for $17 million. The company has also recorded accrued product warranty reserves of $11 million and $15 million, net of claims paid to date, as of March 31, 2003 and September 30, 2002, respectively. See Note 12 for additional information related to the company's accrued product warranties.

     In addition, the company has recorded a receivable of $6 million and $4 million as of March 31, 2003 and September 30, 2002, respectively, from TRW for reimbursement of customer claims paid to date that are covered by TRW's recall campaign.

         Indemnifications

     The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include: environmental, tax, asbestos, and employment-related matters. The periods of indemnification vary in duration and often are not explicitly defined. The overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. The company is not aware of any claims or other information that would give rise to material payments under such indemnities.

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

18.  Comprehensive Income

     Comprehensive income is summarized as follows (in millions):

                                                             Three Months Ended        Six Months Ended
                                                                  March 31,               March 31,
                                                             -------------------     -------------------
                                                             2003          2002      2003           2002
                                                             ----          ----      ----           ----
Net income................................................   $ 24          $ 35      $ 56           $  4
Foreign currency translation..............................     32           (15)       94             (4)
                                                             ----          ----      ----           ----
Comprehensive income......................................   $ 56          $ 20      $150           $  -
                                                             ====          ====      ====           ====

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

19.  Business Segment Information

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

     Segment information is summarized as follows (in millions):

                                                         Three Months Ended        Six Months Ended
                                                             March 31,                  March 31,
                                                       ---------------------    ----------------------
                                                         2003         2002       2003          2002
                                                       -------       ------     -------       -------
Sales:
   Light Vehicle Systems..........................     $ 1,164       $  904     $ 2,067       $ 1,750
   Commercial Vehicle Systems.....................         589          532       1,161         1,015
   Light Vehicle Aftermarket......................         204          214         401           414
   Other..........................................          36           37          73            74
                                                       -------       ------     -------       -------
    Sales.........................................     $ 1,993       $1,687     $ 3,702       $ 3,253
                                                       =======       ======     =======       =======
Operating Income:
   Light Vehicle Systems..........................     $    29       $   52     $    71       $    89
   Commercial Vehicle Systems.....................          29           16          53            21
   Light Vehicle Aftermarket......................           6           13          12            21
   Other..........................................          (1)           1           -            (1)
                                                       -------       ------     -------       -------
    Operating income..............................          63           82         136           130
Equity in earnings (losses) of affiliates.........           1           (1)          2            (1)
Interest expense, net and other...................         (27)         (25)        (52)          (53)
                                                       -------       ------     -------       -------
Income before income taxes........................          37           56          86            76
Provision for income taxes........................         (12)         (18)        (28)          (24)
Minority interests................................          (1)          (3)         (2)           (6)
                                                       -------       ------     -------       -------
Income before cumulative effect of
  accounting change...............................     $    24       $   35     $    56       $    46
                                                       =======       ======     =======       =======

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The carrying value of goodwill for the company's segments is summarized as follows (in millions):


                                                                     March 31,     September 30,
                                                                       2003             2002
                                                                     ---------     -------------
Light Vehicle Systems.........................................       $    311         $   225
Commercial Vehicle Systems....................................            413             408
Light Vehicle Aftermarket.....................................            176             175
Other.........................................................              -               -
                                                                     --------         -------
    Goodwill   ...............................................       $    900         $   808
                                                                     ========         =======

     A summary of the changes in the carrying value of goodwill is as follows (in millions):

                                                                       Six Months Ended
                                                                           March 31,
                                                                     --------------------
                                                                      2003         2002
                                                                     ------       -------
Balance at September 30.......................................       $  808       $  835
Goodwill resulting from Zeuna Staerker........................           84            -
Impairment loss...............................................            -          (42)
Foreign currency translation..................................            8           (5)
                                                                     ------       ------
Balance at March 31...........................................       $  900       $  788
                                                                     ======       ======

                               ARVINMERITOR, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

                                                                   Three Months Ended         Six Months Ended
                                                                        March 31,                 March 31,
                                                                 ----------------------    ----------------------
                                                                   2003           2002      2003            2002
                                                                 -------        -------    -------        -------
Sales:
   Light Vehicle Systems....................................     $ 1,164        $   904    $ 2,067        $ 1,750
   Commercial Vehicle Systems...............................         589            532      1,161          1,015
   Light Vehicle Aftermarket................................         204            214        401            414
   Other....................................................          36             37         73             74
                                                                 -------        -------    -------        -------
   SALES....................................................     $ 1,993        $ 1,687    $ 3,702        $ 3,253
                                                                 =======        =======    =======        =======
Operating Income:
   Light Vehicle Systems....................................     $    29        $    52    $    71        $    89
   Commercial Vehicle Systems...............................          29             16         53             21
   Light Vehicle Aftermarket................................           6             13         12             21
   Other....................................................          (1)             1          -             (1)
                                                                 -------        -------    -------        -------
OPERATING INCOME............................................          63             82        136            130
Equity in earnings of affiliates............................           1             (1)         2             (2)
Interest expense, net and other.............................         (27)           (25)       (52)           (53)
                                                                 -------        -------    -------        -------
INCOME BEFORE INCOME TAXES..................................          37             56         86             76
Provision for income taxes..................................         (12)           (18)       (28)           (24)
Minority interests..........................................          (1)            (3)        (2)            (6)
                                                                 -------        -------    -------        -------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE.....................................          24             35         56             46
   Cumulative effect of accounting change ..................           -              -          -            (42)
                                                                 -------        -------    -------        -------
NET INCOME..................................................     $    24        $    35    $    56        $     4
                                                                 =======        =======    =======        =======

DILUTED EARNINGS PER SHARE:
   Before cumulative effect of accounting change............     $  0.36        $  0.52    $  0.83        $  0.69
   Cumulative effect of accounting change...................           -              -          -          (0.63)
                                                                 -------        -------    -------        -------
   Diluted earnings per share...............................     $  0.36        $  0.52    $  0.83        $  0.06
                                                                 =======        =======    =======        =======

DILUTED AVERAGE COMMON SHARES OUTSTANDING...................        67.5           67.0       67.5           66.4
                                                                 =======        =======    =======        =======

                               ARVINMERITOR, INC.

Fiscal 2003 Second Quarter Compared to Fiscal 2002 Second Quarter

Total Company

Sales for the second quarter of fiscal 2003 were $1,993 million, an increase of $306 million, or 18 percent, as compared to last year's second quarter. The company's acquisition of the remaining 51-percent interest in Zeuna Staerker added sales of $198 million in the second quarter and favorable foreign currency translation, primarily from the stronger euro, also increased sales by approximately $100 million. Without these items, sales would have been essentially flat, as compared to the second quarter of fiscal 2002.

Operating income for the second quarter of fiscal 2003 was $63 million, compared to $82 million in the same period last year. Restructuring costs of $11 million associated with the LVS segment were recorded in the second quarter of fiscal 2003. For additional information concerning the company's restructuring programs, see Note 7 of the Notes to Consolidated Financial Statements and the discussion under the heading OUTLOOK below. Operating margin declined to 3.2 percent, from 4.9 percent in the second quarter of fiscal 2003.

Equity in earnings of affiliates for the second quarter of fiscal 2003 was up $2 million compared to the same period last year. Interest expense, net and other of $27 million was up slightly from $25 million in last year's second quarter. The effective tax rate was 32 percent in the second quarter of fiscal years 2003 and 2002.

Net income for the second quarter of fiscal 2003 was $24 million, or $0.36 per diluted share, a decline of $11 million, as compared to last year's second quarter net income of $35 million, or $0.52 per diluted share. Net income for the second quarter of fiscal 2003 included restructuring costs of $7 million after-tax, or $0.10 per diluted share.

Business Segments

Light Vehicle Systems (LVS) sales were $1,164 million, up $260 million, or 29 percent, from the second quarter of fiscal 2002. The acquisition of Zeuna Staerker added sales of $198 million and foreign currency translation favorably impacted sales by approximately $70 million, as compared to the prior year. Operating income was $29 million, a decrease of $23 million from last year's second quarter. LVS continues to implement cost reduction initiatives to address the competitive challenges in the automotive supplier industry. During the second quarter of fiscal 2003, LVS recorded restructuring costs of $11 million associated with workforce reductions and facility closures, partially offset by savings of $2 million. Higher steel and other costs associated with steel shortages also negatively impacted operating income by $5 million in the second quarter of fiscal 2003. Operating margin was 2.5 percent, down from 5.8 percent in last year's second quarter.

                               ARVINMERITOR, INC.

     Commercial Vehicle Systems (CVS) sales were $589 million, up $57 million, or 11 percent, from last year's second quarter. Favorable currency translation increased sales by approximately $20 million, as compared to last year's second quarter. Operating income increased to $29 million, up from $16 million in the second quarter of fiscal 2002, and operating margin improved to 4.9 percent, up from 3.0 percent in last year's second quarter. Higher North American Class 8 truck and trailer production was the major factor behind the sales and operating income improvement. During the second quarter of fiscal 2003, CVS sold net assets related to its off-highway planetary axle products and recognized a pre-tax gain on the sale of $2 million. Sales of off-highway planetary axle products were approximately $25 million in second quarter of fiscal 2002. The decline in sales due to the disposition of the off-highway planetary axle products was substantially offset by the favorable sales impact of foreign currency translation.

Light Vehicle Aftermarket (LVA) sales were $204 million, down $10 million, from last year's second quarter. These results include sales of $4 million from the consolidation of a joint venture in Venezuela as of October 1, 2002. Foreign currency translation also favorably impacted sales by approximately $10 million in the second quarter of fiscal 2003. Excluding these items, sales were down 11 percent from last year's second quarter as a result of weak demand across all LVA product lines. Operating income was $6 million, a decline of $7 million from last year's second quarter, and operating margin fell to 2.9 percent, from 6.1 percent in the prior year's second quarter. Lower sales volume and customer pricing pressures drove the operating income decline.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

Total Company

For the first six months of fiscal 2003, sales were $3,702 million, up $449 million, or 14 percent, compared to the same period last year. The company's acquisition of the remaining 51-percent interest in Zeuna Staerker added sales of $198 million and foreign currency translation also favorably impacted sales by approximately $150 million. Excluding these favorable items, sales would have been up by approximately $100 million. The company's CVS segment drove the sales increase.

Operating income for the first six months of fiscal 2003 was $136 million, an increase of $6 million, compared to the same period last year, reflecting an operating margin of 3.7 percent, down from 4.0 percent. Operating income in the first six months of fiscal 2003 and 2002 includes restructuring costs of $11 million and $15 million, respectively. Restructuring costs in the first six months of fiscal 2003 related to workforce reductions and facility closures in the company's LVS segment. The restructuring charge of $15 million recorded in the first six months of fiscal 2002 related to employee and other severance costs for approximately 450 salaried employees. For additional information concerning the company's restructuring programs, see Note 7 of the Notes to Consolidated Financial Statements.

Equity in earnings of affiliates for the first six months of fiscal 2003 was up $3 million compared to the same period last year, primarily due to higher earnings from commercial vehicle affiliates. Interest expense, net and other of $52 million was down slightly from $53 million in the same period last year. The effective tax rate was 32 percent in the first six months of fiscal 2003 and 2002.

                               ARVINMERITOR, INC.

Income before cumulative effect of accounting change for the first six months of fiscal 2003 was $56 million, or $0.83 per diluted share, up from $46 million, or $0.69 per diluted share, in the same period last year. Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." Upon adoption of SFAS 142, the company recorded an impairment loss on goodwill as a cumulative effect of accounting change of $42 million ($42 million after-tax, or $0.63 per diluted share) in fiscal 2002. Net income in the first six months of fiscal 2002 was $4 million, or $0.06 per diluted share.

Business Segments

LVS sales were $2,067 million, up $317 million, or 18 percent, from the first six months of fiscal 2002. Foreign currency translation favorably impacted sales by approximately $100 million, as compared to the prior year, and the acquisition of Zeuna Staerker added sales of $198 million. Operating income was $71 million, a decrease of $18 million from the first six months of fiscal 2002. Higher steel and other costs associated with steel shortages negatively impacted operating income by $10 million in the first six months of fiscal 2003. Restructuring costs were $11 million and $7 million, respectively, in the first six months of fiscal 2003 and 2002. LVS operating margin declined to 3.4 percent, down from 5.1 percent for the same period last year.

CVS sales were $1,161 million, up $146 million, or 14 percent, from the last year's first six months. Foreign currency translation increased sales by approximately $35 million, as compared to the first six months of fiscal 2002. This increase was partially offset by a decline in sales of approximately $25 million resulting from the disposition of the assets related to the off-highway planetary axle products. Higher North American Class 8 truck and trailer production drove the sales improvement. CVS operating income increased to $53 million, compared to $21 million in the first six months of fiscal 2003, and operating margin was 4.6 percent, up from 2.1 percent in the same period last year. The operating income improvement is largely attributable to the higher sales volume. CVS recorded restructuring costs of $6 million in the first six months of fiscal 2002.

LVA sales were $401 million for the first six months of fiscal 2003, down $13 million, from $414 million in the same period last year. Favorable foreign currency translation increased sales by approximately $15 million and the consolidation of a joint venture in Venezuela as of October 1, 2002 added sales of $10 million. Without these items, sales were down about nine percent in the first six months of fiscal 2003 reflecting weak demand in the exhaust and ride control product lines. LVA operating income was $12 million, as compared to $21 million in last year's first six months. Lower sales volume and customer pricing pressures were the major factors behind the operating income decline. Operating margin fell to 3.0 percent, from 5.1 percent in the first six months of fiscal 2002.

OUTLOOK

The company's fiscal 2003 outlook for light vehicle production is 15.8 million vehicles in North America and 16.5 million vehicles in Western Europe. The company expects North American Class 8 truck production of 166,000 units in fiscal 2003. Western European heavy- and medium-duty truck production is estimated at 348,000 units for fiscal 2003.

                               ARVINMERITOR, INC.

Effective October 1, 2002, the company voluntarily changed to the fair value method of accounting for its stock-based compensation plans and began expensing the fair value of stock options. See Note 4 of the Notes to Consolidated Financial Statements for additional information. For fiscal 2003, the company expects to record compensation expense for stock options of $7 million ($5 million after-tax, or $0.07 per diluted share).

The company has approved plans for a workforce reduction of approximately 300 salaried employees, as well as, facility consolidations affecting an additional 275 hourly employees in its LVS business. These measures follow the management realignment of the company's LVS businesses and are also intended to address the competitive challenges in the automotive supplier industry. Additionally, the company has approved plans for a workforce reduction of approximately 100 salaried employees and a facility closure in its LVA business. These actions are a result of weak demand in the exhaust aftermarket business. During the second quarter, the company recorded restructuring costs of $11 million, partially offset by savings of $2 million, related to these actions. For the full year of fiscal 2003, the company expects to record restructuring costs of approximately $18 million and to generate savings of approximately $12 million related to these actions. The annual pretax savings from these initiatives are estimated at approximately $30 million.

Other factors that could affect the company's results for the full fiscal year include the impact of currency fluctuations on sales and operating income, which is difficult to predict. In addition, the company is experiencing rising steel prices and currently expects higher steel prices and steel-related costs of approximately $23 million in fiscal 2003, as compared to fiscal 2002.

FINANCIAL CONDITION

See Condensed Statement of Consolidated Cash Flows for additional detail on the company's cash flows.

Operating Activities - Cash provided by operating activities was $236 million for the first six months of fiscal 2003, an increase of $98 million, as compared to the same period in fiscal 2002. The increase in operating cash flow is largely attributable to the sales of receivables of $145 million in the first six months of fiscal 2003. The company increased the balance outstanding under its U.S. accounts receivable securitization facility and used the cash to fund the acquisition of the remaining 51-percent interest in Zeuna Staerker and to reduce debt under its revolving credit facility (see discussion below).

Investing Activities - Cash used for investing activities was $118 million for the first six months of fiscal 2003 compared to $85 million in the same period last year. Capital expenditures were $69 million in the first six months of fiscal 2003, as compared to $64 million in the same period last year. Investing activities in the first six months of fiscal 2003 includes proceeds of $42 million from the disposition of assets. In the first six months of fiscal 2003, the company used cash of $69 million (net of cash acquired) for the acquisition of Zeuna Staerker. Cash used for other investing activities was $22 million in the first six months of fiscal 2003, compared to $21 million in the same period in the prior year.

                               ARVINMERITOR, INC.

Financing Activities - Cash used for financing activities in the first six months of fiscal 2003 was $63 million, compared to $62 million in the same period last year. During the first six months of fiscal 2003 the company reduced revolving debt by $50 million and paid dividends of $13 million. During the first six months of fiscal 2002, the company completed a public offering of debt securities and proceeds from the notes of $394 million were used to pay outstanding indebtedness under the company's revolving credit facilities. The company reduced revolving debt and preferred capital securities by $460 million and paid dividends of $13 million in the first six months of fiscal 2002.

LIQUIDITY

The company is contractually obligated to make certain payments as disclosed in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which is incorporated in this Form 10-Q by reference.

Revolving and Other Debt - As discussed in Note 14 of the Notes to Consolidated Financial Statements, the company has two unsecured credit facilities, which mature on June 27, 2005: a three-year, $400-million revolving credit facility and a five-year, $750-million revolving credit facility. The company also has a $50-million uncommitted line of credit.

The credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) of 1.50x. Non-compliance with these covenants would constitute an event of default, and could allow lenders to suspend additional borrowings and accelerate repayment of outstanding borrowings. At March 31, 2003, the company was in compliance with all covenants.

Under a shelf registration filed with the SEC in April 2001, the company has $150 million of debt securities remaining unissued.

Leases - As discussed in Note 14 of the Notes to Consolidated Financial Statements, certain operating leases require the company to maintain financial ratios that are similar to those required by the company's revolving credit agreements. Non-compliance with these covenants could result in termination of the agreements and acceleration of the company's obligations. At March 31, 2003, the company was in compliance with all covenants.

                               ARVINMERITOR, INC.

Accounts Receivable Securitization Facilities - As discussed in Note 8 of the Notes to Consolidated Financial Statements, the company participates in accounts receivable securitization facilities to enhance financial flexibility and lower interest costs. ArvinMeritor Receivables Corporation (ARC), a wholly owned subsidiary of the company, has entered into an agreement to sell an undivided interest in up to $250 million of U.S. trade receivables to certain bank conduits. Zeuna Staerker has entered into an agreement to sell an undivided interest in up to euro 50 million of trade receivables to a bank. As of March 31, 2003, the company had utilized $250 million of the U.S. accounts receivable securitization facility and $40 million of the euro accounts receivable securitization facility. The U.S. accounts receivable securitization program matures in September 2003 and the company expects to renew the facility at that time. The euro accounts receivable securitization program matures in March 2005.

If the company's credit ratings are reduced to certain levels, or if certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facilities. While no assurances can be given, management believes that the company would be able to renegotiate the programs; however, the company might incur higher costs or be required to make other financial concessions. At March 31, 2003, the company was in compliance with all covenants.

During the second quarter of fiscal 2003, Standard & Poors (S&P) placed the company on negative credit watch, indicating that the company's current credit rating of BBB- is under review. The action by S&P has no immediate impact on the company's revolving credit facilities, accounts receivable securitization facilities or other debt. In the event of a downgrade by S&P, the company would continue to have adequate available liquidity through its bank revolving credit facilities, which mature on June 2005.

CRITICAL ACCOUNTING POLICIES

See the information concerning the company's critical accounting policies included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which is incorporated in this Form 10-Q by reference.

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

The impact the euro and other currencies will have on the company's sales and operating income is difficult to predict in the upcoming year. The company uses foreign exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables to help minimize the risk of loss from changes in exchange rates (see Note 15 of the Notes to Consolidated Financial Statements). The company also uses interest rate swaps to offset the effects on interest rate fluctuations on the fair value of its debt portfolio (see Note 14 of the Notes to Consolidated Financial Statements). It is the policy of the company not to enter into derivative instruments for speculative purposes, and therefore the company holds no derivative instruments for trading purposes.

The company has performed a sensitivity analysis assuming a hypothetical 10-percent adverse movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of March 31, 2003, the analysis indicated that such market movements would not have a material effect on the company's business, financial condition or results of operations. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

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

                               ARVINMERITOR, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported under the heading "Item 3. Legal Proceedings" in the company's Annual Report on Form 10-K for the fiscal year ended September 29, 2002 ("Form 10-K"), on July 17, 1997 Eaton Corporation filed suit against the company in the U.S. District Court in Wilmington, Delaware, asserting infringement of Eaton's U.S. Patent No. 4850236 covering certain aspects of heavy-duty truck transmissions, by the company's Engine Synchro Shift(TM) transmission for heavy-duty trucks, and seeking damages and injunctive relief. As discussed in the Form 10-K: (a) on July 1, 1998, a jury rendered a verdict in favor of Eaton and awarded compensatory damages in an amount equal to 13% of total product sales; (b) in a separate phase of the trial held without a jury, on February 9, 2001, the judge ruled against the company with respect to its allegations that Eaton had engaged in inequitable conduct in obtaining its patent and that the patent was therefore unenforceable; (c) on September 19, 2001, the judge granted Eaton's request for a permanent injunction against the company's manufacturing or selling the Engine SynchroShift(TM) transmission and any "colorable variations"; (d) on October 11, 2001, the judge entered an order granting damages to Eaton in the amount of $2.9 million, plus post-judgment interest; and (e) on October 11, 2001, the judge denied the company's motions for a new trial and for judgment as a matter of law. The company appealed these judgments and orders to the United States Court of Appeals for the Federal Circuit ("Federal Circuit").

On March 27, 2003, after de novo review of the District Court's interpretation of Eaton's claims and the facts of the case, the Federal Circuit reversed the District Court's judgment that the company had infringed Eaton's patent and vacated the award of damages and the entry of a permanent injunction against the company. The Court of Appeals affirmed the District Court's judgment of patent validity and no inequitable conduct by Eaton. Eaton filed a request for rehearing with the Federal Circuit on April 11, 2003, asserting that the case should be remanded to the District Court for consideration of whether the company had infringed Eaton's patent under the Federal Circuit's new claim interpretation. The Federal Circuit denied Eaton's request for rehearing on May 12, 2003.

Based on advice of M. Lee Murrah, Esq., Chief Intellectual Property Counsel of the company, management believes the company's truck transmissions do not infringe Eaton's patent. The company intends to continue to defend this suit vigorously.

Item 2. Changes in Securities and Use of Proceeds

On January 2, 2003, the company issued 1,368 shares of Common Stock to two non-employee directors of the company, pursuant to the terms of the company's Directors Stock Plan, in lieu of cash payment of the quarterly retainer fee for board service. In addition, on February 19, 2002, the company issued 1,000 shares of Common Stock to each of the ten non-employee directors of the company pursuant to the terms of the Directors Stock Plan. In each case, the issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

                               ARVINMERITOR, INC.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareowners of the company was held February 19, 2003. The following matters were voted on and received the specified number of votes in favor, votes withheld or against, abstentions and broker non-votes:

         (i) Election of directors: The following individuals were elected to the Board of Directors, with terms expiring at the annual meeting of shareowners in the years noted. The number of shares noted below voted in favor of their election or were withheld. Abstentions and broker non-votes were not applicable.

  NAME OF NOMINEE            VOTES IN FAVOR   VOTES WITHHELD    TERM ENDING
Joseph B. Anderson, Jr.        53,618,605        2,044,984          2006

Victoria B. Jackson            50,979,120        4,684,469          2006

William D. George, Jr.         51,670,276        3,993,313          2005

James E. Marley                51,645,456        4,018,133          2006

James E. Perrella              42,000,931       13,662,658          2006

         (ii) Appointment of auditors: The shareowners approved the selection of Deloitte & Touche LLP as the company's auditors. A total of 49,541,745 votes were cast in favor, 5,831,756 votes were cast against, and 290,088 votes abstained from voting. Broker non-votes were not applicable.

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

                               ARVINMERITOR, INC.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

     10a - Second Amendment to Second Amended and Restated Receivables Sale Agreement, dated as of March 25, 2003, among ArvinMeritor Receivables Corporation, the company, the Purchaser Agents named therein and Credit Lyonnais, acting through its New York Branch, as Agent.

     10b - Second Amended and Restated Receivables Purchase Agreement, dated as of March 10, 2003, among Zeuna Staerker, Galleon Capital Corporation, as Purchaser, State Street Global Markets LLC, as Administrator, and State Street Bank and Trust Company, as Relationship Bank.

     12 - Computation of ratio of earnings to fixed charges.

     23 - Consent of M. Lee Murrah, Esq., Chief Intellectual Property Counsel of the company.

     99a - Certification of Chief Executive Officer pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99b - Certification of Chief Financial Officer pursuant to 18 U.S.C.
     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The company filed a Current Report on Form 8-K on April 23, 2003, reporting under "Item 12. Results of Operations and Financial Condition," that the company had issued a press release reporting its financial results for the fiscal quarter ended March 31, 2003, and filing the press release as an exhibit under "Item 7. Financial Statements and Exhibits."

                               ARVINMERITOR, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ARVINMERITOR, INC.

Date: May 13, 2003                By: /s/ V. G. Baker, II
                                      -------------------
                                                V. G. Baker, II
                                                Senior Vice President
                                                and General Counsel
                                                (For the registrant)

Date: May 13, 2003                 By: /s/ D. S. Bullock
                                       -----------------
                                                D. S. Bullock
                                                Vice President and Controller
                                                (Chief Accounting Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

                            /s/ S. Carl Soderstrom, Jr.
                            ---------------------------
                            S. Carl Soderstrom, Jr.
                            Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION OF EXHIBITS
   10a         Second Amendment to Second Amended and Restated Receivables Sale
               Agreement, dated as of March 25, 2003, among ArvinMeritor
               Receivables Corporation, the company, the Purchaser Agents named therein and Credit Lyonnais, acting through its New York Branch, as Agent.

   10b Second Amended and Restated Receivables Purchase Agreement, dated as of March 10, 2003, among Zeuna Staerker, Galleon Capital
               Corporation, as Purchaser, State Street Global Markets LLC, as
               Administrator, and State Street Bank and Trust Company, as
               Relationship Bank.

   12          Computation of ratio of earnings to fixed charges.

   23          Consent of M, Lee Murrah, Esq., Chief Intellectual Property
               Counsel of the company.

   99a         Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99b         Certification of Chief Financial Officer Pursuant to 18 USC
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.