Form 10-Q
period 2003-06-29
ARVINMERITOR INC
filed 2003-08-13
CIK 1113256

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended     June 29, 2003
                              -----------------------


Commission file number        1-15983
                      -------------------------


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


                          Yes   X         No
                             -------        -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                          Yes   X         No
                             -------        -------

68,490,076 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on July 31, 2003.

                               ARVINMERITOR, INC.

                                      INDEX



PART I. FINANCIAL INFORMATION:


                                                                                                          Page
                  Item 1.  Financial Statements:                                                          No.
                                Statement of Consolidated Income - - Three Months
                                and Nine Months Ended June 30, 2003 and 2002.........................       2

                                Consolidated Balance Sheet - -
                                June 30, 2003 and September 30, 2002.................................       3

                                Condensed Statement of Consolidated Cash Flows - -
                                Nine Months Ended June 30, 2003 and 2002.............................       4

                                Notes to Consolidated Financial Statements...........................       5

                  Item 2.  Management's Discussion and Analysis
                           of Results of Operations and Financial Condition..........................      24

                  Item 3.  Quantitative and Qualitative Disclosures About
                           Market Risk...............................................................      32

                  Item 4.  Controls and Procedures...................................................      33

PART II.          OTHER INFORMATION:

                  Item 2.  Changes in Securities and Use of Proceeds.................................      33

                  Item 5.  Other Information.........................................................      34

                  Item 6.  Exhibits and Reports on Form 8-K..........................................      35

Signatures...........................................................................................      36

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               ARVINMERITOR, INC.

                        STATEMENT OF CONSOLIDATED INCOME
                     (in millions, except per share amounts)

                                                                 Three Months Ended        Nine Months Ended
                                                                      June 30,                  June 30,
                                                               ----------------------    ----------------------
                                                                 2003         2002         2003         2002
                                                               ---------    ---------    ---------    ---------
                                                                                 (Unaudited)
     Sales .............................................       $   2,109    $   1,883    $   5,811    $   5,136
     Cost of sales .....................................          (1,896)      (1,667)      (5,236)      (4,590)
                                                               ---------    ---------    ---------    ---------
     GROSS MARGIN ......................................             213          216          575          546
        Selling, general and administrative ............            (111)        (100)        (326)        (285)
        Restructuring costs ............................              (5)           -          (16)         (15)
        Gain on sale of business .......................               -            6            -            6
                                                               ---------    ---------    ---------    ---------
     OPERATING INCOME ..................................              97          122          233          252
        Equity in earnings (losses) of affiliates ......               4            -            6           (1)
        Interest expense, net and other ................             (26)         (26)         (78)         (79)
                                                               ---------    ---------    ---------    ---------
     INCOME BEFORE INCOME TAXES ........................              75           96          161          172
        Provision for income taxes .....................             (24)         (31)         (52)         (55)
        Minority interests .............................              (4)          (3)          (6)          (9)
                                                               ---------    ---------    ---------    ---------
     INCOME BEFORE CUMULATIVE
        EFFECT OF ACCOUNTING CHANGE ....................              47           62          103          108
        Cumulative effect of accounting change .........               -            -            -          (42)
                                                               ---------    ---------    ---------    ---------
     NET INCOME ........................................       $      47    $      62    $     103    $      66
                                                               =========    =========    =========    =========

     BASIC EARNINGS PER SHARE
        Before cumulative effect of accounting change...       $    0.70    $    0.93    $    1.54    $    1.63
        Cumulative effect of accounting change .........               -            -            -        (0.63)
                                                               ---------    ---------    ---------    ---------
        Basic earnings per share .......................       $    0.70    $    0.93    $    1.54    $    1.00
                                                               =========    =========    =========    =========

     DILUTED EARNINGS PER SHARE
        Before cumulative effect of accounting change...       $    0.69    $    0.91    $    1.52    $    1.61
        Cumulative effect of accounting change .........               -            -            -        (0.62)
                                                               ---------    ---------    ---------    ---------
        Diluted earnings per share .....................       $    0.69    $    0.91    $    1.52    $    0.99
                                                               =========    =========    =========    =========

     Basic average common shares outstanding ...........            66.9         66.8         66.9         66.2
                                                               =========    =========    =========    =========
     Diluted average common shares outstanding .........            67.8         68.0         67.6         67.0
                                                               =========    =========    =========    =========

     Cash dividends per common share ...................       $    0.10    $    0.10    $    0.30    $    0.30
                                                               =========    =========    =========    =========


See notes to consolidated financial statements.

                               ARVINMERITOR, INC.

                           CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                                                    June 30,     September 30,
                                                                                      2003           2002
                                                                                   -----------   -------------
                                                                                   (Unaudited)
                                 ASSETS
     CURRENT ASSETS:
          Cash and cash equivalents ............................................   $       103    $        56
          Receivables (less allowance for doubtful accounts:
                 June 30, 2003, $21 and September 30, 2002, $18) ...............         1,325          1,251
          Inventories ..........................................................           549            458
          Other current assets .................................................           259            211
                                                                                   -----------    -----------
              TOTAL CURRENT ASSETS .............................................         2,236          1,976
                                                                                   -----------    -----------
     NET PROPERTY ..............................................................         1,343          1,179
     GOODWILL ..................................................................           915            808
     OTHER ASSETS ..............................................................           670            688
                                                                                   -----------    -----------
              TOTAL ASSETS .....................................................   $     5,164    $     4,651
                                                                                   ===========    ===========

                     LIABILITIES AND SHAREOWNERS' EQUITY
     CURRENT LIABILITIES:
          Short-term debt ......................................................   $        12    $        15
          Accounts payable .....................................................         1,308          1,123
          Accrued compensation and benefits ....................................           248            283
          Accrued income taxes .................................................            26             65
          Other current liabilities ............................................           281            257
                                                                                   -----------    -----------
              TOTAL CURRENT LIABILITIES ........................................         1,875          1,743
                                                                                   -----------    -----------
     LONG-TERM DEBT ............................................................         1,523          1,435
     ACCRUED RETIREMENT BENEFITS ...............................................           473            512
     OTHER LIABILITIES .........................................................           141            123
     MINORITY INTERESTS ........................................................            73             58
     PREFERRED CAPITAL SECURITIES ..............................................            39             39
     SHAREOWNERS' EQUITY:
          Common stock (June 30, 2003, 71.0 shares issued and 68.5
                outstanding; September 30, 2002, 71.0 shares issued
               and 67.9 outstanding) ...........................................            71             71
          Additional paid-in capital ...........................................           559            554
          Retained earnings ....................................................           613            530
          Treasury stock (June 30, 2003, 2.5 shares;
               September 30, 2002, 3.1 shares) .................................           (37)           (46)
          Unearned compensation ................................................           (14)           (12)
          Accumulated other comprehensive loss .................................          (152)          (356)
                                                                                   -----------    -----------
              TOTAL SHAREOWNERS' EQUITY ........................................         1,040            741
                                                                                   -----------    -----------
              TOTAL LIABILITIES AND SHAREOWNERS' EQUITY ........................   $     5,164    $     4,651
                                                                                   ===========    ===========


See notes to consolidated financial statements.

                               ARVINMERITOR, INC.

                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (in millions)

                                                                         Nine Months Ended
                                                                             June 30,
                                                                       ----------------------
                                                                         2003         2002
                                                                       ---------    ---------
                                                                            (Unaudited)
    OPERATING ACTIVITIES
     Income before cumulative effect of accounting change ..........   $     103    $     108
     Adjustments to arrive at cash provided by operating activities:
      Depreciation and amortization ................................         161          144
      Restructuring costs, net of expenditures .....................           3            7
      Gain on sale of business .....................................           -           (6)
      Pension and retiree medical expense ..........................          73           58
      Pension and retiree medical contributions ....................        (141)        (103)
      Changes in receivable securitization .........................         120            3
      Changes in assets and liabilities, excluding effects of
       acquisitions, divestitures and foreign currency
       adjustments .................................................        (113)          40
                                                                       ---------    ---------
    CASH PROVIDED BY OPERATING ACTIVITIES ..........................         206          251
                                                                       ---------    ---------

    INVESTING ACTIVITIES
     Capital expenditures ..........................................        (119)         (94)
     Proceeds from disposition of assets ...........................          42           11
     Acquisition of business .......................................         (69)           -
     Other investing activities ....................................         (35)         (23)
                                                                       ---------    ---------
    CASH USED FOR INVESTING ACTIVITIES .............................        (181)        (106)
                                                                       ---------    ---------

    FINANCING ACTIVITIES
     Net change in debt ............................................          22         (494)
     Proceeds from issuance of notes ...............................           -          394
     Purchase of preferred capital securities ......................           -          (18)
     Proceeds from exercise of stock options .......................           -           20
     Cash dividends ................................................         (20)         (20)
                                                                       ---------    ---------
    CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ...............           2         (118)
                                                                       ---------    ---------

    EFFECT OF EXCHANGE RATE CHANGES ON CASH ........................          20            6
                                                                       ---------    ---------

    CHANGE IN CASH AND CASH EQUIVALENTS ............................          47           33
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............          56          101
                                                                       ---------    ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................   $     103    $     134
                                                                       =========    =========


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

     In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company's financial statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The results of operations for the three and nine months ended June 30, 2003, are not necessarily indicative of the results for the full year.

     The company's fiscal year ends on the Sunday nearest September 30. The company's fiscal quarters end on the Sundays nearest December 31, March 31, and June 30. The third quarter of fiscal 2003 and 2002 ended on June 29, 2003, and June 30, 2002, respectively. All year and quarter references relate to the company's fiscal year and fiscal quarters unless otherwise stated.

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

     A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

                                                   Three Months Ended    Nine Months Ended
                                                        June 30,             June 30,
                                                  -------------------   -------------------
                                                    2003       2002       2003       2002
                                                  --------   --------   --------   --------
     Basic average common shares outstanding ....     66.9       66.8       66.9       66.2
     Impact of restricted stock .................      0.2        0.7        0.1        0.4
     Impact of stock options ....................      0.7        0.5        0.6        0.4
                                                  --------   --------   --------   --------
     Diluted average common shares outstanding...     67.8       68.0       67.6       67.0
                                                  ========   ========   ========   ========

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

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements." This interpretation provides guidance on the identification of variable interest entities and may require consolidation based on these new rules. FIN 46 applies immediately to variable interest entities created after January 31, 2003. Variable interest entities created before February 1, 2003 are subject to the provisions of FIN 46 for the first interim period beginning after June 15, 2003. The company has determined that an entity related to one of the company's lease agreements is a variable interest entity and will require consolidation in the fourth quarter of fiscal 2003. The company does not expect the consolidation of the variable interest entity to have a significant impact on the company's financial position or results of operations. Information related to the company's leases is included in Note 14.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Accounting for Stock Options

     Effective October 1, 2002, the company voluntarily changed to the fair value method of accounting for its stock-based compensation plans and began expensing the fair value of stock options. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method. The company has elected the modified prospective method, which allows for the recognition of compensation expense for the non-vested portion of previously issued stock options, as well as for new grants of stock options. The modified prospective method does not require restatement of prior period results. The company recorded compensation expense for the nine months ended June 30, 2003, of $5 million ($4 million after-tax, or $0.06 per diluted share). If the fair value method had been applied, for the three and nine months ended June 30, 2002, the company's net income and earnings per share would have been reduced to the pro forma amounts shown below.

                                                                  Three Months Ended       Nine Months Ended
                                                                        June 30,                 June 30,
                                                                   2003         2002        2003        2002
                                                                ----------   ----------  ----------  ----------
     Net income as reported .................................   $       47   $       62  $      103  $       66
     Add: stock-based compensation expense included in
     reported net income, net of tax ........................            2            -           4           -
     Less: stock-based compensation expense determined under
     the fair value method, net of tax ......................           (2)          (1)         (4)         (2)
                                                                ----------   ----------  ----------  ----------
     Pro forma net income ...................................   $       47   $       61  $      103  $       64
                                                                ==========   ==========  ==========  ==========

     Earnings per share:
       Basic -- as reported .................................   $     0.70   $     0.93  $     1.54  $     1.00
                                                                ==========   ==========  ==========  ==========
       Basic -- pro forma ...................................   $     0.70   $     0.91  $     1.54  $     0.97
                                                                ==========   ==========  ==========  ==========

       Diluted -- as reported ...............................   $     0.69   $     0.91  $     1.52  $     0.99
                                                                ==========   ==========  ==========  ==========
       Diluted -- pro forma .................................   $     0.69   $     0.90  $     1.52  $     0.96
                                                                ==========   ==========  ==========  ==========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   Goodwill Impairment

     Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which requires goodwill to be subject to an annual impairment test, or more frequently, if certain indicators arise, and also eliminated goodwill amortization. Upon adoption of SFAS 142 the company recorded an impairment loss on goodwill as a cumulative effect of accounting change for its coil coating operations (classified as "Other" for segment reporting) of $42 million ($42 million after-tax, or $0.62 per diluted share) in the nine months ended June 30, 2002. Changes in the carrying value of goodwill since September 30, 2002 are disclosed in Note 19.

6.   Acquisitions and Divestitures

     In 1998, the company acquired a 49-percent interest in a German joint venture, Zeuna Staerker GmbH & Co. KG (Zeuna Staerker), an air and emissions systems company. In the second quarter of fiscal 2003, the company purchased the remaining 51-percent interest in Zeuna Staerker for a purchase price of $69 million, net of cash acquired of $8 million. At June 30, 2003, the company has recorded $74 million of goodwill associated with the initial purchase price allocation and expects to finalize the purchase price allocation by September 30, 2003. The company expects incremental sales from the Zeuna Staerker acquisition of approximately $550 million in fiscal 2003.

     The company completed the sale of net assets related to the manufacturing and distribution of its off-highway planetary axle products in the second quarter of fiscal 2003. Sales of the off-highway planetary axle products were approximately $90 million in fiscal 2002.

7.   Restructuring Costs

     The company has approved plans for workforce reductions and facility consolidations in its Light Vehicle Systems (LVS) business segment. These measures follow the management realignment of the company's LVS business and are also intended to address the competitive challenges in the automotive supplier industry. Additionally, the company has approved plans for a work force reduction and facility closure in its Light Vehicle Aftermarket (LVA) business segment. The LVA actions are a result of weak demand in the exhaust aftermarket business. During the first nine months of fiscal 2003, the company recorded restructuring costs totaling $16 million ($11 million after-tax, or $0.16 per diluted share). These costs included severance and other employee termination costs of $10 million related to a reduction of approximately 225 salaried employees and 280 hourly employees and $6 million related to asset impairments. At June 30, 2003, $4 million of restructuring reserves relating to severance payments remained in the consolidated balance sheet.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In addition to the $16 million restructuring costs discussed above, the company recorded restructuring costs of $3 million in the second quarter of fiscal 2003 related to the acquisition of Zeuna Staerker. These costs relate to severance and other termination benefits associated with 98 employees. The acquisition was accounted for utilizing the purchase method of accounting and these restructuring costs were reflected in the purchase price allocation. At June 30, 2003, $2 million of restructuring reserves remained in the consolidated balance sheet.

     In the first quarter of fiscal 2002, the company recorded a restructuring charge of $15 million ($10 million after-tax, or $0.15 per diluted share) for severance and other employee costs related to a net reduction of approximately 450 employees. All employees have been terminated under this restructuring action, and $2 million of restructuring reserves relating to severance payments remained in the consolidated balance sheet at June 30, 2003.

     The changes in the restructuring reserves are as follows (in millions):

                                              Employee
                                            Termination        Asset
                                              Benefits      Impairments        Total
                                            ------------    ------------    ------------
     Balance at September 30, 2002 ......   $          9    $          -    $          9
     Activity during the period:
        Charges to expense ..............             10               6              16
        Purchase accounting adjustment ..              3               -               3
        Asset write-offs ................              -              (6)             (6)
        Cash payments ...................            (14)              -             (14)
                                            ------------    ------------    ------------
     Balance at June 30, 2003 ...........   $          8    $          -    $          8
                                            ============    ============    ============

8.   Asset Securitization

     The company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, special purpose subsidiary. ARC has entered into an agreement to sell an undivided interest in up to $250 million of eligible receivables, as defined, to certain bank conduits that fund their purchases through the issuance of commercial paper. As of June 30, 2003 and September 30, 2002 the company had utilized $225 million and $105 million, respectively, of the U.S. accounts receivable securitization facility. As of June 30, 2003 and September 30, 2002 the banks had a preferential interest in $225 million and $201 million, respectively, of the remainder of the receivables held at ARC to secure the obligation under the U.S. accounts receivable securitization facility.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Zeuna Staerker had entered into an agreement to sell an undivided interest in up to euro 50 million of eligible trade receivables, as defined, to a bank that funds its purchases through the issuance of commercial paper. As a result of the acquisition of the remaining 51-percent interest in Zeuna Staerker, the company amended this agreement and has continued borrowing under the accounts receivable securitization program. As of June 30, 2003, the company had utilized euro 33 million ($38 million) of the euro accounts receivable securitization facility. As of June 30, 2003, the banks had a preferential interest in euro 5 million ($6 million) of the remainder of the receivables held at Zeuna Staerker to secure the obligation under the asset securitization facility.

     The company has no retained interest in the receivables sold, but does perform collection and administrative functions. The receivables under these programs were sold at fair market value and a discount on the sale was recorded in interest expense, net and other. A discount of $3 million and $5 million was recorded for the nine months ended June 30, 2003 and 2002, respectively. The gross amount of proceeds received from the sale of receivables under these programs was approximately $1,920 million and $1,808 million for the nine months ended June 30, 2003 and 2002, respectively. The U.S. accounts receivable securitization program matures in September 2003, and the company expects to renew the facility at that time. The euro accounts receivable securitization program matures in March 2005.

     If the company's credit ratings are reduced to certain levels, or if certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facilities. At June 30, 2003, the company was in compliance with all covenants.

9.   Inventories

     Inventories are summarized as follows (in millions):

                                                            June 30,   September 30,
                                                              2003          2002
                                                           ----------  -------------
     Finished goods .....................................   $      244    $      207
     Work in process ....................................          138           131
     Raw materials, parts and supplies ..................          211           171
                                                            ----------    ----------
          Total .........................................          593           509
     Less:  allowance to adjust the carrying value of
       certain inventories to a LIFO basis ..............          (44)          (51)
                                                            ----------    ----------
          Inventories ...................................   $      549    $      458
                                                            ==========    ==========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.  Other Current Assets

     Other Current Assets are summarized as follows (in millions):

                                                                             June 30,             September 30,
                                                                               2003                   2002
                                                                          -------------          ---------------
     Current deferred income taxes...............................           $      116              $      116
     Customer reimbursable tooling and engineering...............                   72                      33
     Asbestos-related recoveries.................................                   20                      20
     Prepaid and other...........................................                   51                      42
                                                                            ----------              ----------
          Other Current Assets...................................           $      259              $      211
                                                                            ==========              ==========

11.  Other Assets

     Other Assets are summarized as follows (in millions):

                                                                             June 30,             September 30,
                                                                              2003                    2002
                                                                          -------------          ---------------
     Long-term deferred income taxes.............................           $      190              $      187
     Prepaid pension costs.......................................                  117                      98
     Investments in affiliates...................................                   86                     167
     Fair value of interest rate swaps...........................                   66                      48
     Asbestos-related recoveries.................................                   56                      39
     Net capitalized software costs..............................                   43                      44
     Trademarks..................................................                   23                      23
     Patents and licenses (less accumulated
       amortization: June 30, 2003, $5 and
       September 30, 2002, $5)...................................                   10                      11
     Other.......................................................                   79                      71
                                                                            ----------              ----------
          Other Assets...........................................           $      670              $      688
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

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12.  Other Current Liabilities

     Other Current Liabilities are summarized as follows (in millions):

                                                                             June 30,             September 30,
                                                                               2003                   2002
                                                                          -------------          ---------------
     Accrued product warranties..................................           $       80              $       85
     Accrued taxes other than income taxes.......................                   43                      37
     Asbestos-related reserves...................................                   20                      20
     Accrued interest expense....................................                   27                      12
     Accrued restructuring ......................................                    8                       9
     Environmental reserves......................................                    3                       8
     Other.......................................................                  100                      86
                                                                            ----------              ----------
          Other Current Liabilities..............................           $      281              $      257
                                                                            ==========              ==========

     The company's Commercial Vehicle Systems (CVS) and LVA segments record product warranty costs at the time of shipment of products to customers. Warranty reserves are based on several factors including past claims experience, sales history, product manufacturing and engineering changes, industry developments and various other considerations. In addition, liabilities for product recall campaigns are recorded at the time the company's obligation is known and can be reasonably estimated. As of June 30, 2003 and September 30, 2002, accrued product warranties included a liability related to a recall campaign associated with TRW model 20-EDL tie rod ends (see Note 17).

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

     A summary of the changes in accrued product warranties is as follows (in millions):

                                                                                            Nine Months Ended
                                                                                                June 30,
                                                                                   ----------------------------------
                                                                                       2003                  2002
                                                                                   ------------          ------------
     Balance at September 30.............................................            $      85            $       91
     Accruals for product warranties.....................................                   24                    21
     Increase in product warranties due to acquisition...................                    8                     -
     Payments made.......................................................                  (42)                  (43)
     Change in estimates.................................................                    5                     4
                                                                                     ---------            ----------
     Balance at June 30..................................................            $      80            $       73
                                                                                     =========            ==========

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

13.  Other Liabilities

     Other Liabilities are summarized as follows (in millions):

                                                                                    June 30,              September 30,
                                                                                      2003                    2002
                                                                                  -------------          --------------
       Asbestos-related reserves.........................................           $       62              $       46
       Environmental reserves............................................                   26                      26
       Other.............................................................                   53                      51
                                                                                    ----------              ----------
            Other Liabilities............................................           $      141              $      123
                                                                                    ==========              ==========

14.  Long-Term Debt

     Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

                                                                                     June 30,            September 30,
                                                                                       2003                  2002
                                                                                   ------------         ---------------
     6 5/8 percent notes due 2007........................................           $      199             $      199
     6 3/4 percent notes due 2008........................................                  100                    100
     7 1/8 percent notes due 2009........................................                  150                    150
     6.8 percent notes due 2009..........................................                  499                    499
     8 3/4 percent notes due 2012........................................                  400                    400
     Bank revolving credit facilities....................................                   71                     27
     Lines of credit and other...........................................                   50                     27
     Fair value adjustment of notes......................................                   66                     48
                                                                                     ---------             ----------
        Subtotal.........................................................                1,535                  1,450
     Less:  current maturities...........................................                  (12)                   (15)
                                                                                     ---------             ----------
              Long-Term Debt.............................................            $   1,523             $    1,435
                                                                                     =========             ==========

         Credit Facilities and Lines of Credit

     The company has two unsecured credit facilities, which mature on June 27, 2005: a three-year, $400-million revolving credit facility and a five-year, $750-million revolving credit facility. Borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company's credit rating. At June 30, 2003, the margin over the LIBOR rate was 115 basis points, and the facility fee was
     22.5 basis points.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         Interest Rate Swap Agreements

     The company entered into two interest rate swap agreements in March 2002. These swap agreements, in effect, converted $300 million notional amount of the company's 8 3/4 percent notes and $100 million notional amount of the
     6.8 percent notes to variable interest rates. The fair value of the swaps was $66 million and $48 million as of June 30, 2003 and September 30, 2002, respectively, and is recorded in Other Assets, with an offsetting amount recorded in Long-Term Debt. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8 3/4 percent and 6.8 percent on notional amounts of $300 million and $100 million, respectively, and pays variable rates based on three-month LIBOR plus a weighted-average spread of 2.51 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other.

         Leases

     The company has entered into agreements to lease certain manufacturing and administrative assets. Under two of these agreements, the assets are held by special purpose entities, which were established and are owned by independent third parties who provide financing through debt and equity participation. At June 30, 2003, these leases are accounted for as operating leases and the assets and the related obligations are excluded from the consolidated balance sheet. At June 30, 2003 and September 30, 2002, the original cost of the assets under such arrangements was $113 million and $120 million, respectively. The company has determined that one of the special purpose entities is a variable interest entity under FIN 46 (see Note 3). The assets and liabilities of this variable interest entity will be included in the consolidated balance sheet of the company in the fourth quarter of fiscal 2003.

     Certain of these leases contain residual value guarantees that obligate the company, not the third party owners, to absorb a portion of the losses. At June 30, 2003, the company's residual value guarantees associated with these leases, which represents the maximum exposure to loss, were $48 million.

       Covenants

     The credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) of 1.50x. In addition, an operating lease requires the company to maintain financial ratios that are similar to those required under the company's credit facilities. At June 30, 2003, the company was in compliance with all covenants.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

         Foreign Exchange Contracts

     The company uses foreign exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables. These contracts help minimize the risk of loss from changes in exchange rates and are generally of short duration (less than three months). The company has elected not to designate the foreign exchange contracts as hedges; therefore, changes in the fair value of the foreign exchange contracts are recognized in operating income. The net income impact of recording these contracts at fair value in the three and nine months ended June 30, 2003 and 2002 did not have a significant effect on the company's results of operations. As of June 30, 2003 and September 30, 2002, the fair value of foreign exchange contracts was not material. It is the policy of the company not to enter into derivative instruments for speculative purposes.

         Fair Value

     Fair values of financial instruments are summarized as follows (in millions):

                                                                    June 30,                   September 30,
                                                                      2003                         2002
                                                             --------------------         ----------------------
                                                             Carrying       Fair          Carrying       Fair
                                                               Value        Value           Value        Value
                                                               -----        -----           -----        -----
         Cash and cash equivalents..........................  $   103      $  103          $    56      $    56
         Short-term debt....................................       12          12               15           15
         Long-term debt.....................................    1,523       1,564            1,435        1,433
         Preferred capital securities.......................       39          41               39           40
         Interest rate swaps - asset........................       66          66               48           48

     Cash and cash equivalents - All highly liquid investments purchased with maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments.

     Short-term debt - The carrying value of short-term debt approximates fair value because of the short maturity of these borrowings.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Long-term debt and preferred capital securities - Fair values are based on the company's current incremental borrowing rate for similar types of borrowing arrangements.

     Interest rate swaps - Fair values are estimated by obtaining quotes from external sources.

16.  Accrued Retirement Benefits

     Accrued Retirement Benefits consisted of the following (in millions):

                                                                               June 30,             September 30,
                                                                                 2003                   2002
                                                                              ----------            -------------
     Accrued retirement medical liability........................             $      298             $      309
     Accrued pension liability...................................                    196                    231
     Other.......................................................                     39                     32
                                                                              ----------             ----------
         Subtotal................................................                    533                    572
     Less: current liability.....................................                    (60)                   (60)
                                                                              ----------             ----------
            Accrued Retirement Benefits..........................             $      473             $      512
                                                                              ==========             ==========

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

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The company has been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which the company's records disclose no involvement or as to which the company's potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at June 30, 2003, to be approximately $34 million, of which $12 million is recorded as a liability. In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at June 30, 2003, to be approximately $49 million, of which $17 million is recorded as a liability. The following are the components of the Superfund and Non-Superfund environmental reserves (in millions):

                                                                                June 30,             September 30,
                                                                                  2003                   2002
                                                                                ---------            -------------
     Superfund sites................................................            $      12               $     13
     Non-Superfund sites............................................                   17                     21
                                                                                ---------               --------
          Environmental reserves....................................            $      29               $     34
                                                                                =========               ========

     A portion of the environmental reserves is included in current liabilities with the majority of the amount recorded in noncurrent liabilities (see Notes 12 and 13).

     The actual amount of costs or damages for which the company may be held responsible could materially exceed the foregoing estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation and other factors that make it difficult to predict actual costs accurately. However, based on management's assessment, the company believes that its expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the company's business, financial condition or results of operations. In addition, in future periods, new laws and regulations, advances in technology and additional information about the ultimate clean up remedy could significantly change the company's estimates. Management cannot assess the possible effect of compliance with future requirements.

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

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Maremont's estimate of asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

                                                                               June 30,             September 30,
                                                                                 2003                   2002
                                                                              ----------            -------------
     Unbilled committed settlements..............................             $        9             $        9
     Pending claims..............................................                     67                     50
     Shortfall and other ........................................                      6                      7
                                                                              ----------             ----------
          Asbestos-related reserves..............................             $       82             $       66
                                                                              ==========             ==========

     Asbestos-related recoveries.................................             $       76             $       59
                                                                              ==========             ==========

     A portion of the asbestos-related recoveries and reserves are included in current assets and liabilities, with the majority of the amounts recorded in noncurrent assets and liabilities (see Notes 10 through 13).

     The unbilled committed settlements reserve relates to committed settlements that Maremont agreed to pay when Maremont participated in the Center for Claims Resolution (CCR). Maremont shared in the payments of defense and indemnity costs of asbestos-related claims with other CCR members. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 1, 2001, when it was reorganized and discontinued negotiating shared settlements. There were no significant billings to insurance companies related to committed settlements in the nine months ended June 30, 2003.

     Upon dissolution of the CCR in February 2001, Maremont began handling asbestos-related claims through its own defense counsel and is committed to examining the merits of each asbestos-related claim. Maremont had approximately 61,200 and 37,500 pending asbestos-related claims at June 30, 2003 and September 30, 2002, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged very few claimants have established that a Maremont product caused their injuries. For purposes of establishing reserves for pending asbestos-related claims, Maremont estimates its defense and indemnity costs based on the history and nature of filed claims to date and Maremont's experience. At September 30, 2001, Maremont did not have sufficient history apart from the CCR to estimate its asbestos-related reserves and used the experience factors developed by the CCR. As of June 30, 2003 and September 30, 2002, Maremont developed experience factors for indemnity and litigation costs using data on actual experience in resolving claims since February 2001 and its assessment of the nature of the claims. Billings to insurance companies for indemnity and defense costs of resolved cases were $10 million in the nine months ended June 30, 2003.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs' attorneys, and an estimate of Maremont's obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were $1 million in the nine months ended June 30, 2003.

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

                               ARVINMERITOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     ArvinMeritor estimates the cost of its expanded recall of TRW model 20-EDL tie rod ends to be approximately $17 million. The company believes that it is entitled to reimbursement by TRW for its costs associated with the campaign. On May 6, 2002, the company filed suit against TRW in the U.S. District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty, and seeking compensatory and consequential damages in connection with the recall campaign. The company recorded a liability and offsetting receivable for the estimated cost of its expanded recall campaign. As of June 30, 2003 and September 30, 2002, the company had recorded a receivable from TRW for $17 million. The company has also recorded accrued product warranty reserves of $8 million and $15 million, net of claims paid to date, as of June 30, 2003 and September 30, 2002, respectively. See Note 12 for additional information related to the company's accrued product warranties.

         Indemnifications

     The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include: environmental, tax, asbestos, employment-related matters, and the periods of indemnification vary in duration. The overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. The company is not aware of any claims or other information that would give rise to material payments under such indemnities.

     UBS Securities LLC is acting as the company's financial advisor and the dealer manager in connection with the tender offer for the outstanding shares of Dana Corporation (see Note 20). The company has agreed to indemnify UBS Securities LLC and certain related persons against various liabilities and expenses in connection with its engagement, including various liabilities and expenses under the federal securities laws.

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

                               ARVINMERITOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

18. Comprehensive Income

    Comprehensive income is summarized as follows (in millions):

                                            Three Months Ended  Nine Months Ended
                                                 June 30,            June 30,
                                            ------------------  -----------------
                                              2003      2002      2003      2002
                                            -------    -------  --------  -------
Net income .............................      $ 47      $ 62      $103      $ 66
Foreign currency translation ...........       110        75       204        71
                                              ----      ----      ----      ----
Comprehensive income ...................      $157      $137      $307      $137
                                              ====      ====      ====      ====


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

                               ARVINMERITOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Segment information is summarized as follows (in millions):

                                                            Three Months Ended                 Nine Months Ended
                                                                 June 30,                          June 30,
                                                        -------------------------           -------------------------
                                                          2003             2002              2003              2002
                                                        -------           -------           -------           -------
Sales:
   Light Vehicle Systems .........................      $ 1,195           $   984           $ 3,262           $ 2,734
   Commercial Vehicle Systems ....................          645               622             1,806             1,637
   Light Vehicle Aftermarket .....................          225               234               626               648
   Other .........................................           44                43               117               117
                                                        -------           -------           -------           -------
     Sales .......................................      $ 2,109           $ 1,883           $ 5,811           $ 5,136
                                                        =======           =======           =======           =======
Operating Income:
   Light Vehicle Systems .........................      $    46           $    59           $   117           $   148
   Commercial Vehicle Systems ....................           38                35                91                56
   Light Vehicle Aftermarket .....................           10                26                22                47
   Other .........................................            3                 2                 3                 1
                                                        -------           -------           -------           -------
     Operating income ............................           97               122               233               252
Equity in earnings (losses) of affiliates ........            4                 -                 6                (1)
Interest expense, net and other ..................          (26)              (26)              (78)              (79)
                                                        -------           -------           -------           -------
Income before income taxes .......................           75                96               161               172
Provision for income taxes .......................          (24)              (31)              (52)              (55)
Minority interests ...............................           (4)               (3)               (6)               (9)
                                                        -------           -------           -------           -------

Income before cumulative effect of
    accounting change ............................      $    47           $    62           $   103           $   108
                                                        =======           =======           =======           =======


The carrying value of goodwill for the company's segments is summarized as follows (in millions):

                                                                               June 30,            September 30,
                                                                                 2003                    2002
                                                                              ----------           -------------
     Light Vehicle Systems.........................................           $      315             $      225
     Commercial Vehicle Systems....................................                  421                    408
     Light Vehicle Aftermarket.....................................                  179                    175
                                                                              ----------             ----------
         Goodwill   ...............................................           $      915             $      808
                                                                              ==========             ==========

                               ARVINMERITOR, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     A summary of the changes in the carrying value of goodwill is as follows (in millions):

                                                              Nine Months Ended
                                                                   June 30,
                                                             -------------------
                                                              2003          2002
                                                             -----         -----
Balance at September 30 .............................        $ 808         $ 835
Goodwill resulting from Zeuna Staerker ...............          74             -
Impairment loss .....................................            -           (42)
Foreign currency translation ........................           33            13
                                                             -----         -----
Balance at June 30 ..................................        $ 915         $ 806
                                                             =====         =====


20.  Subsequent Events

     In the fourth quarter of fiscal 2003, the company signed a definitive agreement to sell its LVS exhaust tube manufacturing operation to AK Tube LLC, a subsidiary of AK Steel Corporation. The exhaust tube manufacturing facility will continue to supply stainless steel exhaust tubing to the company's U.S. and Canadian LVS Air and Emissions Technologies plants under a supply agreement. Although the sale is subject to regulatory approval, the company expects to close the transaction in the fourth quarter of fiscal 2003.

     On July 9, 2003, the company commenced a tender offer to acquire all of the outstanding shares of Dana Corporation (Dana) for $15.00 per share in cash. The tender offer is scheduled to expire on August 28, 2003, unless extended. The proposed transaction has a total equity value of approximately $2.2 billion assuming 148.6 million shares of Dana outstanding. In addition, based on Dana's public disclosures, Dana had approximately $2.4 billion of debt outstanding at June 30, 2003, accounting for Dana Credit Corporation on an equity basis. On July 22, 2003, Dana's Board of Directors recommended that its shareowners reject the company's cash tender offer to acquire all of Dana's outstanding common stock for $15.00 per share.

                               ARVINMERITOR, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

                                                                           Three Months Ended                 Nine Months Ended
                                                                                 June 30,                           June 30,
                                                                         ------------------------          ------------------------
                                                                           2003             2002             2003             2002
                                                                         -------          -------          -------          -------
                                                                                   (in millions, except per share amounts)
Sales:
   Light Vehicle Systems .......................................         $ 1,195          $   984          $ 3,262          $ 2,734
   Commercial Vehicle Systems ..................................             645              622            1,806            1,637
   Light Vehicle Aftermarket ...................................             225              234              626              648
   Other .......................................................              44               43              117              117
                                                                         -------          -------          -------          -------
   SALES .......................................................         $ 2,109          $ 1,883          $ 5,811          $ 5,136
                                                                         =======          =======          =======          =======
Operating Income:
   Light Vehicle Systems .......................................         $    46          $    59          $   117          $   148
   Commercial Vehicle Systems ..................................              38               35               91               56
   Light Vehicle Aftermarket ...................................              10               26               22               47
   Other .......................................................               3                2                3                1
                                                                         -------          -------          -------          -------

OPERATING INCOME ...............................................              97              122              233              252
Equity in earnings (losses) of affiliates ......................               4                -                6               (1)
Interest expense, net and other ................................             (26)             (26)             (78)             (79)
                                                                         -------          -------          -------          -------
INCOME BEFORE INCOME TAXES .....................................              75               96              161              172
Provision for income taxes .....................................             (24)             (31)             (52)             (55)
Minority interests .............................................              (4)              (3)              (6)              (9)
                                                                         -------          -------          -------          -------

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE ........................................              47               62              103              108
   Cumulative effect of accounting change ......................               -                -                -              (42)
                                                                         -------          -------          -------          -------
NET INCOME .....................................................         $    47          $    62          $   103          $    66
                                                                         =======          =======          =======          =======

DILUTED EARNINGS PER SHARE:
   Before cumulative effect of accounting change ...............         $  0.69          $  0.91          $  1.52          $  1.61
   Cumulative effect of accounting change ......................               -                -                -            (0.62)
                                                                         -------          -------          -------          -------
   Diluted earnings per share ..................................         $  0.69          $  0.91          $  1.52          $  0.99
                                                                         =======          =======          =======          =======

DILUTED AVERAGE COMMON SHARES OUTSTANDING.......................            67.8             68.0             67.6             67.0
                                                                         =======          =======          =======          =======

                               ARVINMERITOR, INC.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Total Company

Sales for the third quarter of fiscal 2003 were $2,109 million, an increase of $226 million, or 12 percent, as compared to last year's third quarter. Foreign currency translation, driven by the stronger euro, favorably impacted sales by approximately $125 million and the company's acquisition of the remaining 51-percent interest in Zeuna Staerker added sales of $176 million in the third fiscal quarter. Sales would have been down with out these items, as compared to the third quarter of fiscal 2002. The company's results for the third fiscal quarter were negatively impacted by lower light vehicle production volumes in both North America and Western Europe and continued soft demand in the Light Vehicle Aftermarket (LVA) business.

Operating income for the third quarter of fiscal 2003 was $97 million, compared to $122 million for the same period last year. Included in operating income in the third quarter of fiscal 2002 was a $6 million gain on sale of business. Restructuring costs of $5 million associated with Light Vehicle Systems (LVS) and LVA segments were recorded in the third quarter of fiscal 2003. Savings of $4 million were realized from these restructuring actions. For additional information concerning the company's restructuring programs, see Note 7 of the Notes to Consolidated Financial Statements and the discussion under the heading Outlook below. Operating margin declined to 4.6 percent, from 6.5 percent in the third quarter of fiscal 2002.

Equity in earnings of affiliates increased $4 million, primarily due to improved earnings from commercial vehicle affiliates. Interest expense, net and other of $26 million was flat, as compared to the last year's third quarter. The effective tax rate was 32 percent in the third quarter of fiscal 2003 and 2002.

Net income for the third quarter of fiscal 2003 was $47 million, or $0.69 per diluted share, a decline of $15 million as compared to last year's third quarter net income of $62 million, or $0.91 per diluted share. Net income for the third quarter of fiscal 2002 included a one-time gain on the sale of business of $4 million, or $0.06 per diluted share.

Business Segments

LVS sales were $1,195 million, up $211 million, or 21 percent, from the third quarter of fiscal 2002. The acquisition of Zeuna Staerker added sales of $176 million and foreign currency translation favorably impacted sales by approximately $85 million, as compared to the prior year's third quarter. Without these items, sales would have been down as compared to the third quarter of fiscal 2002. Operating income was $46 million, a decrease of $13 million from last year's third quarter. Lower volumes contributed to the operating income decline, as did higher steel prices of $5 million in the third quarter of fiscal 2003. During the third quarter of fiscal 2003, LVS recorded restructuring costs of $3 million associated with previously announced workforce reductions and facility closures. Savings of $4 million were realized from these actions. Operating margin was 3.8 percent, down from 6.0 percent in last year's third quarter.

                               ARVINMERITOR, INC.

Commercial Vehicle Systems (CVS) sales were $645 million, up $23 million, or four percent, from last year's third quarter. Foreign currency translation increased sales by approximately $30 million, as compared to last year's third quarter. During the second quarter of fiscal 2003, CVS sold net assets related to its off-highway planetary axle products. Sales of off-highway planetary axle products were approximately $30 million in the third quarter of fiscal 2002. Without these items, sales would have been up modestly from last year's third quarter. Operating income was $38 million, an increase of $3 million in the third quarter of fiscal 2002, and operating margin improved to 5.9 percent from
5.6 percent in last year's third quarter.

LVA sales were $225 million, down $9 million, or four percent, from last year's third quarter. Foreign currency translation favorably impacted sales by approximately $10 million in the third quarter of fiscal 2003. Sales were down from last year's third quarter as a result of weak demand across the filters and exhaust product lines. Operating income was $10 million, a decline of $16 million from last year's third quarter. During the third quarter of fiscal 2003, LVA recorded restructuring costs of $2 million associated with previously announced restructuring actions. Lower sales volume in the third quarter of fiscal 2003 also contributed to the operating income decline. Operating income in the third quarter of fiscal 2002 included a $6 million gain on the sale of the exhaust accessories manufacturing business. Operating margin fell to 4.4 percent, from 11.1 percent (8.5 percent, excluding the one-time gain of $6 million) in the prior year's third quarter.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

Total Company

For the first nine months of fiscal 2003, sales were $5,811 million, up $675 million, or 13 percent, compared to the same period last year. The company's acquisition of the remaining 51-percent interest in Zeuna Staerker added sales of $374 million and foreign currency translation also favorably impacted sales by approximately $275 million.

Operating income for the first nine months of fiscal 2003 was $233 million, a decrease of $19 million compared to the same period last year, reflecting an operating margin of 4.0 percent, down from 4.9 percent. Operating income in the first nine months of fiscal 2003 and 2002 includes restructuring costs of $16 million and $15 million, respectively. Restructuring costs in the first nine months of fiscal 2003 related to workforce reductions and facility closures in the company's LVS and LVA segments. The restructuring charge of $15 million recorded in the first nine months of fiscal 2002 related to employee and other severance costs for approximately 450 salaried employees across all segments. For additional information concerning the company's restructuring programs, see
Note 7 of the Notes to Consolidated Financial Statements.

Equity in earnings of affiliates for the first nine months of fiscal 2003 was up $7 million, as compared to the same period last year, primarily due to higher earnings from commercial vehicle affiliates. Interest expense, net and other of $78 million was down $1 million from the same period last year. The effective tax rate was 32 percent in the first nine months of fiscal 2003 and 2002.

                               ARVINMERITOR, INC.

Income before cumulative effect of accounting change for the first nine months of fiscal 2003 was $103 million, or $1.52 per diluted share, down from $108 million, or $1.61 per diluted share, in the same period last year. Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." Upon adoption of SFAS 142, the company recorded an impairment loss on goodwill as a cumulative effect of accounting change of $42 million ($42 million after-tax, or $0.62 per diluted share) in fiscal 2002. Net income in the first nine months of fiscal 2002 was $66 million, or $0.99 per diluted share.

Business Segments

LVS sales were $3,262 million, up $528 million, or 19 percent, from the first nine months of fiscal 2002. Foreign currency translation favorably impacted sales by approximately $185 million, as compared to the prior year, and the acquisition of Zeuna Staerker added sales of $374 million. Without these items, sales would have been down slightly, as compared to the first nine months of fiscal 2002. Operating income was $117 million, a decrease of $31 million from the first nine months of fiscal 2002. Higher steel and other costs associated with steel shortages negatively impacted operating income by $15 million in the first nine months of fiscal 2003. Restructuring costs were $14 million and $7 million, respectively, in the first nine months of fiscal 2003 and 2002. LVS operating margin declined to 3.6 percent from 5.4 percent for the same period last year.

CVS sales were $1,806 million, up $169 million, or 10 percent, from the last year's first nine months. Foreign currency translation increased sales by approximately $65 million, as compared to the first nine months of fiscal 2002. This increase was partially offset by a decline in sales of approximately $55 million resulting from the sale of net assets related to the off-highway planetary axle products in the second quarter of fiscal 2003. Higher North American trailer and truck production drove the sales improvement. CVS operating income increased to $91 million, compared to $56 million in the first nine months of fiscal 2003, and operating margin was 5.0 percent, up from 3.4 percent in the same period last year. The operating income improvement is largely attributable to the higher sales volume. CVS recorded restructuring costs of $6 million in the first nine months of fiscal 2002.

LVA sales were $626 million for the first nine months of fiscal 2003, down $22 million from $648 million in the same period last year. Favorable foreign currency translation increased sales by approximately $25 million and the consolidation of a joint venture in Venezuela as of October 1, 2002 added sales of $11 million. Sales were down in the first nine months of fiscal 2003 reflecting weak demand across all product lines. LVA operating income was $22 million, as compared to $47 million in last year's first nine months. Lower sales volume and customer pricing pressures were major factors behind the operating income decline. In addition, operating income in the third quarter of fiscal 2002 included a $6 million gain on the sale of the exhaust accessories manufacturing business. Restructuring costs were $2 million and $1 million, respectively, in the first nine months of fiscal 2003 and 2002. Operating margin fell to 3.5 percent from 7.3 percent (6.3 percent excluding the one-time gain of $6 million) in the first nine months of fiscal 2002.

                               ARVINMERITOR, INC.

OUTLOOK

The company's fiscal 2003 outlook for light vehicle production is 15.9 million vehicles in North America and 16.4 million vehicles in Western Europe. The company expects North American Class 8 truck production of 166,000 units in fiscal 2003. Western European heavy- and medium-duty truck production is estimated at 361,000 units for fiscal 2003.

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

During the second and third quarters of fiscal 2003, the company approved plans for a workforce reduction of approximately 300 salaried employees, as well as facility consolidations affecting an additional 275 hourly employees in its LVS business. These measures follow the management realignment of the company's LVS businesses and are also intended to address the competitive challenges in the automotive supplier industry. Additionally, the company approved plans for a workforce reduction of approximately 100 salaried employees and a facility closure in its LVA business. The LVA actions are a result of weak demand in the exhaust aftermarket business. The company has recorded restructuring costs of $16 million, partially offset by savings of $6 million, related to these actions. For the full year of fiscal 2003, the company expects to record total restructuring costs of approximately $18 million and to generate savings of approximately $12 million related to these actions. The annual pre-tax savings from these initiatives are estimated at approximately $30 million.

The company continues to integrate Zeuna Staerker and further consolidate its LVS businesses to address competitive challenges in the automotive supplier industry. Planned restructuring actions include additional facility closures, business consolidations and workforce downsizing. The company estimates total pre-tax costs of $20 million to $25 million and annualized pre-tax savings of approximately $20 million related to these actions. The restructuring costs are expected to be incurred between the fourth quarter of fiscal 2003 and the end of fiscal 2004; however, the fourth quarter impact of these actions has not been finalized.

In the fourth quarter of fiscal 2003, the company signed a definitive agreement to sell its LVS exhaust tube manufacturing operation to AK Tube LLC, a subsidiary of AK Steel Corporation. The exhaust tube manufacturing facility will continue to supply stainless steel exhaust tubing to the company's U.S. and Canadian LVS Air and Emissions Technologies plants under a supply agreement. Although the sale is subject to regulatory approval, the company expects to close the transaction in the fourth quarter of fiscal 2003.

Other factors that could affect the company's results for the full fiscal year include the impact of currency fluctuations on sales and operating income, which is difficult to predict. In addition, the company has commenced a tender offer to acquire all of the outstanding shares of Dana Corporation. For additional information concerning the company's tender offer see the discussion under the heading Tender Offer below.

                               ARVINMERITOR, INC.

FINANCIAL CONDITION

See Condensed Statement of Consolidated Cash Flows for additional detail on the company's cash flows.

Operating Activities -- Cash provided by operating activities was $206 million for the first nine months of fiscal 2003 compared to $251 million in the same period in fiscal 2002. Contributing to the decrease in operating cash flow were higher working capital levels and increased pension and retiree medical contributions in the first nine months of fiscal 2003. Operating cash flow for first nine months of fiscal 2003 also included receivable sales of $120 million. The company increased its balance outstanding under its U.S. accounts receivable facility and used the proceeds from these receivables sales to fund the acquisition of the remaining 51-percent interest in Zeuna Staerker and for other general corporate purposes.

Investing Activities -- Cash used for investing activities was $181 million for the first nine months of fiscal 2003, an increase of $75 million as compared to $106 million in the same period last year. Capital expenditures were $119 million in the first nine months of fiscal 2003 compared to $94 million in the same period last year. The acquisition of Zeuna Staerker added capital expenditures of $11 million and the company purchased previously leased assets for $11 million in the first nine months of fiscal 2003. Investing activities in the first nine months of fiscal 2003 includes proceeds of $42 million from the disposition of assets compared to $11 million in the same period in the prior year. In the first nine months of fiscal 2003, the company used cash of $69 million (net of cash acquired) for the acquisition of Zeuna Staerker. Cash used for other investing activities was $35 million in the first nine months of fiscal 2003 compared to $23 million in the same period in the prior year.

Financing Activities -- Cash provided by financing activities was $2 million in the first nine months of fiscal 2003 compared to cash used for financing activities of $118 million in the same period last year. During the first nine months of fiscal 2003 the company increased net debt by $22 million and paid dividends of $20 million. During the first nine months of fiscal 2002, the company completed a public offering of debt securities and proceeds from the notes of $394 million were used to pay outstanding indebtedness under the company's revolving credit facilities. The company reduced revolving debt and preferred capital securities by $512 million and paid dividends of $20 million in the first nine months of fiscal 2002.

LIQUIDITY

The company is contractually obligated to make certain payments as disclosed in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which is incorporated in this Form 10-Q by reference.

Revolving Debt -- As discussed in Note 14 of the Notes to Consolidated Financial Statements, the company has two unsecured credit facilities, which mature on June 27, 2005: a three-year, $400-million revolving credit facility and a five-year, $750-million revolving credit facility.

                               ARVINMERITOR, INC.

The credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) of 1.50x. Non-compliance with these covenants would constitute an event of default, and could allow lenders to suspend additional borrowings and could allow lenders to accelerate the repayment of outstanding borrowings. At June 30, 2003, the company was in compliance with all covenants.

Under a shelf registration filed with the SEC in April 2001, the company has $150 million of debt securities remaining unissued.

Leases -- As discussed in Note 14 of the Notes to Consolidated Financial Statements, one of the operating leases requires the company to maintain financial ratios that are similar to those required by the company's revolving credit agreements. Non-compliance with the covenants of this lease could result in termination of the lease and could result in acceleration of the company's obligations. At June 30, 2003, the company was in compliance with all covenants.

Accounts Receivable Securitization Facilities - As discussed in Note 8 of the Notes to Consolidated Financial Statements, the company participates in accounts receivable securitization facilities to enhance financial flexibility and lower interest costs. Under the accounts receivable securitization facilities the company can sell up to $250 million of U.S. trade receivables and up to euro 50 million of trade receivables. As of June 30, 2003, the company had utilized $225 million of the U.S. accounts receivable securitization facility and euro 33 million ($38 million) of the euro accounts receivable securitization facility. The U.S. accounts receivable securitization program matures in September 2003 and the company expects to renew the facility at that time. The euro accounts receivable securitization program matures in March 2005.

If the company's credit ratings are reduced to certain levels, or if certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facilities. While no assurances can be given, management believes that the company would be able to renegotiate the programs; however, the company might incur higher costs or be required to make other financial concessions. At June 30, 2003, the company was in compliance with all covenants.

Credit Ratings - On May 20, 2003, Standard & Poor's (S&P) downgraded the company's long-term debt to BB+ from BBB-. Borrowings under the company's revolving credit facilities are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based on the company's credit rating. As a result of the downgrading by S&P, the applicable margin over the LIBOR rate increased to 115 basis points from 105 basis points, and the facility fee increased to 22.5 basis points from 20 basis points. Also as a result of this downgrade, the method of determining receivables eligible for sale under the U.S. accounts receivable securitization facility was modified and the program fee increased to 50 basis points from 12.5 basis points. At June 30, 2003, the amount of receivables eligible for sale was reduced by $17 million as a result of the downgrade.

                               ARVINMERITOR, INC.

On July 8, 2003, S&P and Moody's Investors Service placed the company on negative credit watch, indicating that the company's current credit ratings of BB+ and Baa3, respectively, are under review. These actions by the rating agencies have no impact on the cost or availability of borrowings under the revolving credit facilities or sales of receivables under the securitization facility.

TENDER OFFER

On July 9, 2003, the company commenced a tender offer to acquire all of the outstanding shares of Dana Corporation (Dana) for $15.00 per share in cash. The tender offer is scheduled to expire on August 28, 2003, unless extended. The proposed transaction has a total equity value of approximately $2.2 billion assuming 148.6 million shares of Dana outstanding. In addition, based on Dana's public disclosures, Dana had approximately $2.4 billion of debt outstanding as of June 30, 2003, accounting for Dana Credit Corporation on an equity basis. On July 22, 2003, Dana's Board of Directors recommended that its shareowners reject the company's cash tender offer to acquire all of Dana's outstanding common stock for $15.00 per share.

The company currently expects that the amount required to finance the transaction will include at least approximately $3.7 billion, including approximately $2.2 billion to purchase all outstanding shares of Dana common stock, approximately $0.2 billion to pay certain related fees, expenses and payments, approximately $1.0 billion to finance the repurchase of indebtedness that may be put to the company and approximately $0.3 billion to refinance amounts outstanding under the company's accounts receivable securitizations. In order to finance the purchase of all outstanding shares of Dana's common stock pursuant to the tender offer, refinance certain debt of the company, Dana and their subsidiaries, provide for debt that may need to be redeemed or repurchased and provide for adequate working capital, the company expects to use a combination of cash on hand and one or more new financings. The new financings are expected to take the form of one or more new credit facilities and private or public placements of debt securities (which may include term and revolving bank debt, accounts receivable securitizations and/or high yield bonds) and may also include other capital raising transactions. However, the company has not yet entered into any agreements, commitments, credit facilities, letters of credit or other financing arrangements with respect to these transactions. The availability of new financings and the exact structure of the new financings will likely be subject to customary conditions, including, among other things, the company's financial condition, the preparation, execution and delivery of mutually acceptable documentation, customary representations and warranties, covenants, mandatory prepayment provisions and events of default. The company expects to repay amounts outstanding under new financings out of cash from operations and the proceeds from other short- and long-term debt financings, although the company does not have any firm plans with respect to other capital-raising transactions.

Further information concerning this tender offer can be found in the Schedule TO, as amended, filed by the company with the Securities and Exchange Commission (File No. 5-10058).

                               ARVINMERITOR, INC.

CRITICAL ACCOUNTING POLICIES

See the information concerning the company's critical accounting policies included under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies in the company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which is incorporated in this Form 10-Q by reference.

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

The impact the euro and other currencies will have on the company's sales and operating income is difficult to predict. The company uses foreign exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables to help minimize the risk of loss from changes in exchange rates (see Note 15 of the Notes to Consolidated Financial Statements). The company also uses interest rate swaps to offset the effects on interest rate fluctuations on the fair value of its debt portfolio (see Note 14 of the Notes to Consolidated Financial Statements). It is the policy of the company not to enter into derivative instruments for speculative purposes, and therefore the company holds no derivative instruments for trading purposes.

The company has performed a sensitivity analysis assuming a hypothetical 10-percent adverse movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of June 30, 2003, the analysis indicated that such market movements would not have a material effect on the company's business, financial condition or results of operations. Actual gains or losses in the future may differ significantly from that analysis, however; based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

                               ARVINMERITOR, INC.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, the company carried out an evaluation under the supervision and with the participation of ArvinMeritor's management, including Larry D. Yost, Chairman of the Board and Chief Executive Officer, and S. Carl Soderstrom, Jr., Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In the fiscal quarter ended June 30, 2003, there have been no changes in ArvinMeritor's internal control over financial reporting that have materially affected or are reasonably likely to materially affect ArvinMeritor's internal control over financial reporting.

In connection with the rule, the company is in the process of further reviewing and documenting its disclosure controls and procedures, including the company's internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company's systems evolve with the business.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On April 1, 2003, the company issued 1,308 shares of Common Stock to two non-employee directors of the company, pursuant to the terms of the company's Directors Stock Plan, in lieu of cash payment of the quarterly retainer fee and committee meeting fees for board service. In each case, the issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

                               ARVINMERITOR, INC.

Item 5.  Other Information.

(a)      Tender Offer for Common Stock of Dana Corporation

On July 9, 2003, the company commenced a tender offer to acquire the outstanding common stock of Dana Corporation for $15.00 per share in cash. Following completion of the tender offer, the company expects to consummate a second-step merger in which all remaining Dana shareholders would receive the same cash price paid in the tender offer. The offer is conditioned on, among other things, the tender and acceptance of more than two-thirds of Dana's shares; the removal or invalidation of Dana's "poison pill," an anti-takeover defense mechanism; receipt of necessary regulatory approvals; obtaining sufficient financing and other customary conditions. On July 22, 2003, Dana announced that its Board of Directors had recommended that its shareholders reject the tender offer. The tender offer is scheduled to expire at 5:00 p.m. on August 28, 2003, unless extended.

See the company's Schedule TO, as amended, filed with the Securities and Exchange Commission (File No. 5-10058), for further information on the terms and conditions of the tender offer. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 20 of the Notes to Consolidated Financial Statements in Part I of this Form 10-Q.

(b)      Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be" and similar other expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad, including foreign currency exchange rates; the availability and cost of raw materials; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its customers and suppliers; the outcome of the company's tender offer for Dana Corporation's common stock; successful integration of acquired or merged businesses; achievement of the expected annual savings and synergies from past and future business combinations; competitive product and pricing pressures; the amount of the company's debt; the ability of the company to access capital markets; the credit ratings of the company's debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the Securities and Exchange Commission. See Also "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Quantitative and Qualitative Disclosures about Market Risk" herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

                               ARVINMERITOR, INC.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

         3 -- By-laws of the company, as currently in effect.

         12 -- Computation of ratio of earnings to fixed charges.

         31-a -- Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act).

         31-b -- Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

         32-a -- Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

         32-b -- Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(b) Reports on Form 8-K.

On April 23, 2003, the company filed a Current Report on Form 8-K reporting under Item 12. "Results of Operations and Financial Condition" that on April 23, 2003, the company had issued a press release reporting its financial results for the fiscal quarter ended March 31, 2003, and filing the press release as an exhibit under Item 7. "Financial Statements and Exhibits."

On May 27, 2003, the company filed a Current Report on Form 8-K reporting under
Item 5. "Other Events and Regulation FD Disclosure" that on May 20, 2003, Standard & Poor's Corporation lowered the rating on the company's long-term debt to BB+ from BBB- and withdrew the rating on the company's short-term debt.

                               ARVINMERITOR, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ARVINMERITOR, INC.


Date: August 13, 2003             By: /s/ V. G. Baker, II
                                      -------------------
                                  V. G. Baker, II
                                  Senior Vice President
                                  and General Counsel
                                  (For the registrant)

Date: August 13, 2003             By: /s/ S. C. Soderstrom, Jr.
                                      -------------------------
                                  S.C. Soderstrom, Jr.
                                  Senior Vice President and Chief Financial
                                  Officer (Chief Accounting Officer)

                               ARVINMERITOR, INC.

                                 Exhibit Index

                            Description of exhibits

Exhibits.

         3 - By-laws of the company, as currently in effect.

         12 - Computation of ratio of earnings to fixed charges.

         31-a - Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act).

         31-b - Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

         32-a - Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

         32-b - Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.