Form 10-K
period 2003-09-28
ARVINMERITOR INC
filed 2003-12-19
CIK 1113256

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2003
                         COMMISSION FILE NUMBER 1-15983
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

     The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant on March 28, 2003 (the last business day of the most recently completed second fiscal quarter) was approximately $947.6 million.

     68,496,814 shares of the registrant's Common Stock, par value $1 per share, were outstanding on November 30, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 18, 2004 is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     ArvinMeritor, Inc. (the "company" or "ArvinMeritor"), headquartered in Troy, Michigan, is a leading global supplier of a broad range of integrated systems, modules and components serving light vehicle, commercial truck, trailer and specialty original equipment manufacturers and certain aftermarkets. The company also provides coil coating applications to the transportation, appliance, construction, heating, ventilation and air conditioning, and doors industries.

     ArvinMeritor was incorporated in Indiana in March 2000, in connection with the merger of Meritor Automotive, Inc. ("Meritor") and Arvin Industries, Inc. ("Arvin"), which was effective on July 7, 2000. As used in this Annual Report on Form 10-K, the terms "company," "ArvinMeritor," "we," "us" and "our" include ArvinMeritor, its consolidated subsidiaries and its predecessors unless the context indicates otherwise.

     The company's fiscal quarters end on the Sundays nearest December 31, March 31 and June 30, and its fiscal year ends on the Sunday nearest September 30. Fiscal year 2003 ended on September 28, 2003. All year and quarter references relate to our fiscal year and fiscal quarters unless otherwise stated.

     Whenever an item of this Annual Report on Form 10-K refers to information in the Proxy Statement for the Annual Meeting of Shareowners of ArvinMeritor to be held on February 18, 2004 (the "2004 Proxy Statement"), or under specific captions in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations or Item 8. Financial Statements and Supplementary Data, the information is incorporated in that item by reference.

     ArvinMeritor serves a broad range of original equipment manufacturer ("OEM") customers worldwide, including truck OEMs, light vehicle OEMs, trailer producers and specialty vehicle manufacturers, and certain aftermarkets. Our total sales in fiscal year 2003 were $7.8 billion. Our ten largest customers accounted for approximately 65% of fiscal year 2003 sales. We operated 122 manufacturing facilities in 24 countries around the world in fiscal year 2003, including facilities operated by joint ventures in which we have interests. Sales outside the United States accounted for approximately 57% of total sales in fiscal year 2003. We also participated in ten joint ventures that generated unconsolidated revenues of $1.1 billion in fiscal 2003.

     We serve customers worldwide through the following operating segments:

     - Light Vehicle Systems ("LVS") supplies air and emissions systems, aperture systems (roof and door systems and products and motion control products), and undercarriage systems (suspension and ride control systems and wheel products) for passenger cars, motorcycles, all-terrain vehicles, light trucks and sport utility vehicles to OEMs.

     - Commercial Vehicle Systems ("CVS") supplies drivetrain systems and components, including axles and drivelines, braking systems, suspension systems, and exhaust and ride control products for medium-and heavy-duty trucks, trailers and specialty vehicles to OEMs and to the commercial vehicle aftermarket.

     - Light Vehicle Aftermarket ("LVA") supplies exhaust, ride control and filter products and other automotive parts to the passenger car, light truck and sport utility aftermarket.

     - Our coil coating operation, which does not primarily focus on automotive products, is classified as "Other."

     Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data contains financial information by segment for each of the three years ended September 30, 2003, including information on sales and assets by geographic area for each segment. The heading "Products" below includes information on LVS, CVS, LVA and Other sales by product for each of the three years ended September 30, 2003.

     The industry in which we operate is cyclical and has been characterized historically by periodic fluctuations in demand for vehicles for which we supply products. Industry cycles, which are outside our control and cannot be predicted with certainty, can have a positive or negative effect on our financial results. See "Seasonality; Cyclicality" and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview and Outlook, and -- Results of Operations below.

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

BUSINESS STRATEGIES

     We are a global supplier of a broad range of integrated systems, modules and components for use in commercial, specialty and light vehicles worldwide and we have developed market positions as a leader in most of our served markets. We are working to enhance our leadership positions and capitalize on our existing customer, product and geographic strengths, and to increase sales, earnings and profitability. We employ various business strategies to achieve these goals.

     Several significant factors and trends in the automotive industry present opportunities and challenges to industry suppliers and influence our business strategies. These factors and trends include the cyclicality of the industry; consolidation and globalization of OEMs and their suppliers; increased outsourcing by OEMs; increased demand for modules and systems by OEMs; pricing pressures from OEMs that could negatively impact suppliers' earnings even when sales are increasing; and an increasing emphasis on engineering and technology. Our business strategies, described below, are influenced by these industry factors and trends and are focused on leveraging our resources to create a competitive cost structure.

     Minimize the Risks of Cyclicality Through Business Diversity. As noted above, the automotive industry is cyclical in nature and subject to periodic fluctuations in demand for vehicles. This in turn results in fluctuation in demand for our products. We seek to diversify our business in order to mitigate the effects of market downturns and better accommodate the changing needs of OEMs. We strive to maintain diversity in three areas:

     - Revenues. We manufacture and sell a wide range of products in various segments of the automotive market. For fiscal year 2003, our annual sales include $4.4 billion for LVS, $2.4 billion for CVS, $0.8 billion for LVA and $0.2 billion for Other.

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

     Focus on Organic Growth While Reviewing Strategic Opportunities. We have identified the areas of our business that we believe have the most potential for leveraging into other products and markets, and we are working to grow these. We seek to take advantage of opportunities for operating synergies and cross selling of products between our light vehicle and commercial vehicle businesses. For example, CVS continues to adapt products and technologies, originally developed by LVS air and emissions systems, in the development of exhaust products for its commercial vehicle customers.

     We also consider strategic opportunities that could enhance the company's growth. Automotive suppliers continue to consolidate into larger, more efficient and more capable companies and collaborate with each other in an effort to better serve the global needs of their OEM customers. We regularly evaluate various strategic and business development opportunities, including licensing agreements, marketing arrangements, joint ventures, acquisitions and dispositions. We remain committed to selectively pursuing alliances and acquisitions that would allow us to leverage our capabilities, gain access to new customers and technologies, enter new product markets and implement our business strategies. We also continue to review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. See "Strategic Initiatives" and "Joint Ventures" below for information on initiatives in these areas.

     Grow Content Per Vehicle Through Technologically Advanced Systems and Modules. Increased outsourcing by OEMs has resulted in higher overall per vehicle sales by independent suppliers and presents an opportunity for supplier sales growth at a faster rate than the overall automotive industry growth trend. OEMs are also demanding modules and integrated systems that require little assembly by the OEM customer. In both light and commercial vehicle markets, we believe that the trend is also away from sales of components to customers, and toward integration of components into systems and eventual partnering for joint development of integrated vehicles.

     One of our significant growth strategies is to provide engineering and design expertise, develop new products and improve existing products that meet these customer needs. We will continue to invest in new technologies and product development and work closely with our customers to develop and implement design, engineering, manufacturing and quality improvements. We will also continue to integrate our existing product lines by using our design, engineering and manufacturing expertise and teaming with technology partners to expand sales of higher-value modules and systems. For example:

     - LVS is a supplier of complete roof modules comprised of a roof head liner bound to an outer shell using a patented process, which can also incorporate LVS sunroof technology. Our roof module is featured in the DaimlerChrysler SMART car.

     - LVS has begun production on a modular door concept for a European OEM, and has developed a glass motion module for use in door systems, which is currently being evaluated by several OEMs, including some Japanese customers. LVS also has a contract with Hyundai to provide door modules, incorporating window regulators, latches, motors, speakers and wire harnesses, for two platforms beginning production in 2005.

     - LVS' suspension systems group has entered into an agreement to provide several front modules to a major OEM, with production beginning in 2004, including a wheel end module featuring a knuckle, hub and bearing and brake assemblies; strut modules including a spring, shock and upper mount; and a cross car module incorporating the cradle assembly, axle assembly, steering system, lower control arms and stabilizer bar.

     - CVS has contracts to provide integrated axles and wheel ends to Freightliner, and integrated axles and suspension systems for Blue Bird and Workhorse.

     - CVS is developing a portfolio of technologically advanced products and applications to address increasingly stringent regulatory standards for diesel particulate matter and nitrogen oxide emissions. These include:

      - Thermal Regenerator -- on demand, active regeneration technology that offers a safe and effective way to remove diesel particulate matter.

      - Selective Catalytic Reduction (SCR) System -- a compact, low-weight option to effectively reduce nitrogen oxide emissions to the levels required to meet the 2005 European standards. The system also achieves reduction of diesel particulate matter and allows the engine to operate in ways that could maximize fuel economy.

      - Hydrogen-Assisted Regeneration Technology, based on plasma fuel reformer -- a system that creates a hydrogen-rich gas from any fuel source, which enables more efficient regeneration of nitrogen oxide adsorbers and lean nitrogen oxide traps. This technology could be less sensitive to sulfur contamination and could use less fuel than conventional regeneration and consume minimal power.

     Management believes that the strategy of continuing to introduce new and improved systems and technologies will be an important factor in our efforts to achieve our growth objectives. We will draw upon the engineering resources of our Technical Centers in Troy, Michigan, Columbus, Indiana and Augsberg, Germany, and our engineering centers of expertise in the United States, Brazil, Canada, France, Germany and the United Kingdom. See "Research and Development" below.

     Enhance Core Products to Address Safety and Environmental Issues. Another industry trend is the increasing amount of equipment required for changes in environmental and safety-related regulatory provisions. OEMs select suppliers based not only on the cost and quality of products, but also on their ability to meet these demands. We utilize our technological expertise to anticipate trends and to develop products that address safety and environmental concerns.

     To address safety, our LVS group designs its aperture systems with stronger materials, creates designs that enhance the vehicle's crashworthiness and develops undercarriage systems that offer improved ride and vehicle control dynamics. Our CVS group is focusing on the integration of braking and stability products and suspension products, as well as the development of electronic control capabilities. CVS is also developing braking systems technology that would assist customers in meeting proposed U.S. regulations to improve braking performance and reduce stopping distances for commercial motor vehicles.

     With respect to emissions regulations, LVS is an industry leader in air and emissions systems that improve fuel economy and reduce air pollutants, while CVS is leveraging our expertise in light vehicle air and emissions technologies to bring products to the commercial vehicle market, as described in the preceding section. Looking forward, we will continue to develop products that will permit us to assist customers in meeting new and more stringent emissions requirements that will be phased in over the next ten years in our primary markets in North America and Europe.

     We believe these more stringent regulations will result in continued growth in Europe, and the potential growth in North America, of diesel engines. Diesel engines have the advantage of improved fuel economy, better vehicle handling and improving emissions levels. Through our Zeuna Starker subsidiary, LVS has contracts to provide diesel emissions systems to six light vehicle OEMs in Europe, with production beginning in 2004. Approximately 40% of all new vehicles in Europe are sold with diesel engine powertrains.

     Strengthen our Presence in Emerging Global Markets. Geographic expansion to meet the global sourcing needs of customers and to address new markets is an important element of our growth strategy. ArvinMeritor currently has joint ventures and wholly-owned subsidiaries in China and India and is negotiating several programs to support customers as they establish and expand operations in those markets. We also have regional joint ventures in South America, a market with potential for significant growth.

     Drive a Continuous Improvement Culture Focused on Return on Capital. In 2001, we implemented the ArvinMeritor Performance System, a continuous improvement initiative that guides our philosophy for achieving operational excellence, eliminating waste, improving quality and earning customer loyalty. Throughout the company, continuous improvement teams work to achieve significant cost savings, increase productivity and efficiency and streamline operations. They focus on eliminating non-value-added tasks, reducing lead and cycle times and improving customer service.

     A continuous improvement culture is important to our business operations and to maintaining and improving our earnings. Process improvement initiatives are required to achieve our goals with respect to return on invested capital (defined as net income plus minority interest plus tax effected interest, divided by total debt plus equity plus minority interest liability) ("ROIC"). We believe that ROIC is a key performance measure, and that our focus on ROIC will help us achieve strong cash flow and debt reduction.

PRODUCTS

     ArvinMeritor designs, develops, manufactures, markets, distributes, sells, services and supports a broad range of products for use in commercial, specialty and light vehicles. In addition to sales of original equipment systems and components, we provide our products to OEMs, dealers, distributors, fleets and other end-users in certain aftermarkets.

     The following chart sets forth operating segment sales by product for each of the three fiscal years ended September 30, 2003. A narrative description of the principal products of our three operating segments and other operations follows the chart.

                                SALES BY PRODUCT

                                                              FISCAL YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
LVS:
     Air and Emissions Systems(1)...........................   30%    26%     25%
     Aperture Systems(2)....................................   16     17      17
     Undercarriage Systems..................................   10     10      11
                                                              ---    ----   ----
          Total LVS.........................................   56%    53%     53%
                                                              ---    ----   ----
CVS:
     Drivetrain Systems.....................................   15%    15%     14%
     Braking Systems........................................    5      8       8
     Specialty Systems(3)...................................    6      5       5
     Suspension Systems and Trailer Products................    5      5       5
                                                              ---    ----   ----
          Total CVS.........................................   31%    33%     32%
                                                              ---    ----   ----
LVA:
     Filter Products........................................    4%     5%      4%
     Exhaust Products.......................................    4      4       5
     Ride Control Products..................................    3      3       4
                                                              ---    ----   ----
          Total LVA.........................................   11%    12%     13%
                                                              ---    ----   ----
Other.......................................................    2%     2%      2%
                                                              ---    ----   ----
Total.......................................................  100%   100%    100%
                                                              ===    ====   ====

---------------

(1) Prior to January 2003, we owned a minority interest in Zeuna Starker & Co. KG ("Zeuna Starker"), a German air and emissions systems company. At that time, we acquired the remaining interest in Zeuna Starker, and its sales are included in LVS air and emissions systems for the portion of fiscal year 2003 after the date of acquisition.

(2) We sold our seat motors business in August 2001. Sales from these products are included in LVS aperture systems prior to that date.

(3) In December 2002, we sold our off-highway planetary axle business. Prior to that date, sales from these products are included in CVS specialty systems.

 Light Vehicle Systems

     A key strategy of LVS is to enhance our market position in air and emissions systems, aperture systems (including roof and door systems and motion control products), and undercarriage components and systems (including suspension and ride control systems and wheel products). The following products comprise our LVS portfolio.

    Air and Emissions Systems

     We are a leading global supplier of a complete line of exhaust systems and exhaust system components, including air induction and filtration, mufflers, exhaust pipes, catalytic converters and exhaust manifolds. We sell these products to OEMs primarily as original equipment, while also supporting manufacturers' needs for replacement parts and dealers' needs for service parts. We also produce integrated airflow systems that combine air induction and exhaust systems.

     We participate in this business both directly and through joint ventures and affiliates. These alliances include our 50% interest in Arvin Sango Inc., an exhaust joint venture based in North America. Prior to January 2003, we owned a 49% interest in Zeuna Starker, an exhaust systems supplier headquartered in Germany. At that time, we acquired the remaining 51% interest, and Zeuna Starker is now a wholly owned subsidiary.

     Zeuna Starker has contracts to provide diesel emissions systems to light vehicle OEMs in Europe, with production beginning in 2004. See "Business Strategies -- Enhance Core Products to Address Safety and Environmental Issues" above for information on the importance of diesel technology to LVS strategies for future growth.

    Aperture Systems

     Roof Systems. ArvinMeritor is one of the world's leading independent suppliers of sunroofs and roof systems products for use in passenger cars, light trucks and sport utility vehicles. We make complete roofs, some of which incorporate sunroofs, that provide OEMs with cost savings by reducing assembly time and parts. Our roof system manufacturing facilities are located in North America and Europe.

     Door Systems. We are a leading supplier of integrated door modules and systems, including manual and power window regulators and latch systems. Our wide range of power and manual door system products utilize numerous technologies, including our own electric motors with electronic function capabilities, which are custom designed for individual applications to maximize operating efficiency and reduce noise levels. We manufacture window regulators at plants in North and South America, Europe and the Asia/Pacific region for light vehicle and heavy-duty commercial vehicle OEMs.

     We also supply manual and power activated latch systems to light vehicle manufacturers. Our access control products include modular and integrated door latches, actuators, trunk and hood latches and fuel flap locking devices, with a leadership market position in Europe. We manufacture access control systems at assembly facilities in North and South America, Europe and the Asia/Pacific region.

     Motion Control Products. We manufacture and supply motion control and counterbalancing products for the automotive industry. Our products include gas lift supports and vacuum actuators. We have motion control products manufacturing facilities in the United States and the United Kingdom.

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

     Ride Control Systems. We provide ride control products, including shock absorbers, struts, ministruts and corner modules. We participate in this business both directly and through a joint venture. In fiscal year 2003, we manufactured ride control products and were a leading supplier in the European OEM market through our joint venture with Kayaba Industries, Inc. ("Kayaba"). See "Joint Ventures" below.

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

 Commercial Vehicle Systems

     Drivetrain Systems

     Truck Axles. We are one of the world's leading independent suppliers of axles for medium- and heavy-duty commercial vehicles, with axle manufacturing facilities located in North America, South America, Europe and the Asia/Pacific region. Our extensive truck axle product line includes a wide range of drive and non-drive front steer axles and single and tandem rear drive axles, which can include driver-controlled differential lock for extra traction, aluminum carriers to reduce weight and pressurized filtered lubrication systems for longer life. Our front steer and rear drive axles can be equipped with our cam, wedge or disc brakes, automatic slack adjusters and anti-lock braking systems.

     Drivelines and Other Products. We also supply universal joints and driveline components, including our Permalube(TM) universal joint and Permalube(TM) driveline, which are low maintenance, permanently lubricated designs used in the high mileage on-highway market.

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

     Federal regulations require that new heavy- and medium-duty vehicles sold in the United States be equipped with anti-lock braking systems ("ABS"). Our 50%-owned joint venture with WABCO Automotive Products ("WABCO"), a wholly-owned subsidiary of American Standard, Inc., is the leading supplier of ABS and a supplier of other electronic and pneumatic control systems for North American heavy-duty commercial vehicles. The joint venture also supplies hydraulic ABS to the North American medium-duty truck market and produces stability control systems for tractors and trailers, which are designed to help maintain vehicle stability and aid in reducing tractor-trailer rollovers.

    Specialty Products

     Off-Highway Vehicle Products. We supply brakes in North America, South America, Europe and the Asia/Pacific region, and heavy-duty axles and drivelines in the Asia/Pacific region, for use in numerous off-highway vehicle applications, including construction, material handling, agriculture, mining and forestry. These products are designed to tolerate high tonnages and operate under extreme conditions. In December 2002, we sold our off-highway planetary axle business. See "Strategic Initiatives" below.

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

     Through our 50%-owned joint venture with Randon Participacoes, we develop, manufacture and sell truck suspensions, trailer axles and suspensions and related wheel-end products in the South American market.

    Transmissions

     Our 50%-owned joint venture with ZF Friedrichshafen AG ("ZF") produces technologically advanced transmission components and systems for heavy vehicle OEMs and the aftermarket in the United States, Canada and Mexico. This transmission product line enables us to supply a complete drivetrain system to heavy-duty commercial vehicle manufacturers in North America. The most recent addition to the joint venture's range of transmission models is the FreedomLine(TM), a fully automated mechanical truck transmission without a clutch pedal.

 Light Vehicle Aftermarket

     The principal LVA products include mufflers; exhaust and tail pipes; catalytic converters; shock absorbers; struts; and automotive oil, air, and fuel filters. These products are sold under the brand names Arvin(R)(mufflers); Gabriel(R) (shock absorbers); and Purolator(R) (filters). LVA also markets products under private label to customers such as CARQUEST, NAPA and AC Delco (ride control) and Motorcraft, Quaker State, Shell and Mobil (filters).

 Other

     "Other" consists of our coil coating operation, which is not focused predominantly on automotive products. Coated steel and aluminum substrates are used in a variety of applications, which include consumer appliances; roofing and siding; garage and entry doors; heating, ventilation and air conditioning
(HVAC); and transportation.

CUSTOMERS; SALES AND MARKETING

     ArvinMeritor's operating segments have numerous customers worldwide and have developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 65% of our total sales in fiscal year 2003.

     Original Equipment. Both LVS and CVS market and sell products principally to OEMs. In North America, CVS also markets truck and trailer products directly to dealers, fleets and other end-users, which may designate the components and systems of a particular supplier for installation in the vehicles they purchase from OEMs.

     Consistent with industry practice, LVS and CVS make most of their sales to OEMs through open purchase orders, which do not require the purchase of a minimum number of products. The customer typically may cancel these purchase orders on reasonable notice. LVS and CVS also sell products to certain customers under long-term arrangements that require us to provide annual cost reductions (through price reductions or other cost benefits for the OEMs). If we are unable to generate sufficient cost savings in the future to offset such price reductions, our gross margins will be adversely affected.

     Both LVS and CVS are dependent upon large OEM customers with substantial bargaining power with respect to price and other commercial terms. Although we believe that our businesses generally enjoy good relations with our OEM customers, loss of all or a substantial portion of sales to any of our large volume customers for whatever reason (including, but not limited to, loss of contracts, reduced or delayed customer requirements, plant shutdowns, strikes or other work stoppages affecting production by such customers) could have a significant adverse effect on our financial results. During fiscal year 2003, DaimlerChrysler AG (which owns Chrysler, Mercedes-Benz AG and Freightliner Corporation), a significant customer of LVS and CVS, accounted for approximately 16% of our total sales. In addition, General Motors Corporation, a significant customer of LVS, accounted for approximately 12% of our total sales. No other customer accounted for over 10% of our total sales in fiscal year 2003.

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

     Coil Coating. Our coil coating customers include steel companies, service centers and end manufacturers engaged in the transportation, appliance, construction, HVAC and doors industries.

COMPETITION

     Each of ArvinMeritor's businesses operates in a highly competitive environment. LVS and CVS compete worldwide with a number of North American and international providers of components and systems, some of which belong to, or are associated with, some of our customers. Some of these competitors are larger and some are smaller than the company in terms of resources and market shares. The principal competitive factors are price, quality, service, product performance, design and engineering capabilities, new product innovation and timely delivery. LVS has numerous competitors across its various product lines worldwide, including Tenneco, Faurecia and Eberspaecher (air and emissions systems); Webasto and Inalfa (roof systems); Brose, Magna, Hi-Lex and Grupo Antolin (door systems); Kiekert, Valeo, Brose and Aisin Seiki (latch systems); Stabilus and Suspa (motion control products); Thyssen-Krupp, Rassini and NHK Spring (suspension systems); Kayaba, Tenneco and Sachs (ride control systems); and Hayes-Lemmerz and Michelin (wheel products). The major competitors of CVS are Dana Corporation ("Dana") (truck axles and drivelines); Knorr/Bendix and Haldex Braking Systems (braking systems); Hendrickson and Holland-Neway (suspension systems); Hendrickson and Dana (trailer products); and Eaton Corporation (transmissions). In addition, certain OEMs manufacture for their own use products of the types we supply, and any future increase in this activity could displace our sales.

     LVA competes with both OEMs and independent suppliers in North America and Europe and serves the market through our own sales force, as well as through a network of manufacturers' representatives. Major competitors include Tenneco, Goerlich's, Bosal, Flowmaster, Sebring and Remus (exhaust products); Tenneco, Kayaba and Sachs (ride control products); and Champion Laboratories, Honeywell, Dana, Mann & Hummel, Sogefi Filtration and Mahle (filtration products). Competitive factors include customer loyalty, competitive pricing, customized service, quality, timely delivery, product development and manufacturing process efficiency.

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

     In March 2002, President Bush, acting under Section 201 of the Trade Act of 1974, imposed tariffs of up to 30% on imports of most flat rolled carbon steel products for a three-year period. Imports of finished steel decreased after imposition of the tariffs, and we experienced rising steel prices and spot shortages of certain steel products beginning in the second half of fiscal year 2002 and continuing through fiscal year 2003, primarily in our LVS segment. We estimate that higher steel prices and other costs associated with steel shortages reduced our operating income by approximately $30 million in fiscal year 2003. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for information on the effect of these factors on our financial results for those periods. President Bush rescinded the tariffs in December 2003. We cannot predict the effect of the rescission of the tariffs on availability or price of steel in fiscal year 2004. If supplies are inadequate for our needs, or if prices remain at current levels or increase and we are unable to either pass these prices to our customer base or mitigate the costs by alternative sourcing of material or components, our sales and operating income could be adversely affected.

STRATEGIC INITIATIVES

     We regularly consider various strategic and business opportunities, including licensing agreements, marketing arrangements and acquisitions, and review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued.

     We believe that the industry in which we operate could experience significant consolidation among suppliers. This trend is due in part to globalization and increased outsourcing of product engineering and manufacturing by OEMs, and in part to OEMs reducing the total number of their suppliers by more frequently awarding long-term, sole-source or preferred supplier contracts to the most capable global suppliers. Scale is an important competitive factor, with the largest industry participants able to maximize key resources and contain costs.

     On July 9, 2003, we initiated a tender offer to acquire the outstanding common stock of Dana for $15 per share in cash. The offer was conditioned on, among other things, the tender and acceptance of more than two-thirds of Dana's shares; the removal or invalidation of Dana's "poison pill," an anti-takeover mechanism; receipt of necessary regulatory approvals; obtaining sufficient financing; and other customary conditions. On July 22, 2003, Dana announced that its Board of Directors had recommended that its shareholders reject the tender offer. On November 17, 2003, we announced that we had increased the offer price to $18.00 per share and that the offer would expire at 5:00 P.M. (E.S.T.) on December 2, 2003 unless the Dana Board of Directors agreed to begin negotiating a merger agreement by that date. The Dana Board again rejected the offer, and the tender offer was terminated on November 24, 2003.

     During fiscal year 2003, we completed the following strategic initiatives (see Note 5 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below):

     - In December 2002, we sold our off-highway planetary axle business. The sale included manufacturing sites at Oshkosh, Wis. and St. Etienne, France and the planetary axle operations in Osasco, Brazil, and Seoul, Korea.

     - In January 2003, we acquired the remaining 51% interest in Zeuna Starker, a German air and emissions company in which we had previously held a 49% interest.

     - In August 2003, we sold our LVS exhaust tube manufacturing facility. The facility continues to supply stainless steel exhaust tubing to our US and Canadian air and emissions technologies plants under a supply agreement.

     In fiscal year 2003, we recorded restructuring charges of $22 million related to workforce reductions and facility consolidations and closures in the LVS and LVA segments. The purpose of these actions was primarily to address the competitive challenges in the automotive supplier industry and weak demand in the exhaust aftermarket business, and to realign the LVS businesses. The charge related to asset impairment costs from facility closures and the rationalization of operations, as well as employee severance benefits for approximately 400 salaried employees and 400 hourly employees. We also recorded restructuring costs of $5 million in fiscal year 2003 as a result of the acquisition of Zeuna Starker, relating to severance and other termination benefits for approximately 300 employees. See Note 4 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for further information.

     No assurance can be given as to whether or when any additional strategic initiatives will be consummated in the future. We will continue to consider acquisitions as a means of growing the company or adding needed technologies, but cannot predict whether our participation or lack of participation in industry consolidation will ultimately be beneficial to us. If an agreement with respect to any additional acquisitions were to be reached, we may be able to finance such acquisitions by issuance of additional debt or equity securities. The additional debt from any such acquisitions, if consummated, could increase our debt to capitalization ratio. In addition, the ultimate benefit of any acquisition would depend on our ability to successfully integrate the acquired entity or assets into our existing business and to achieve any projected synergies.

JOINT VENTURES

     As the automotive industry has become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. At September 30, 2003, we participated in 25 joint ventures with interests in the United States, Brazil, Canada, China, Colombia, the Czech Republic, Germany, India, Japan, Mexico, Spain, Turkey, Venezuela and the United Kingdom.

     In accordance with accounting principles generally accepted in the United States, our consolidated financial statements include the operating results of those majority-owned joint ventures in which we have control. Significant consolidated joint ventures include our 57%-owned North American joint venture with Mitsubishi Steel Manufacturing Co. (suspension products for passenger cars, light trucks and sport utility vehicles). Significant unconsolidated joint ventures include our 50%-owned North American joint venture with WABCO (ABS systems for heavy-duty commercial vehicles); our 50%-owned joint venture in the United States with ZF (transmissions); and our 50% interest in Arvin Sango Inc. in the United States.

     In October 2002, Kayaba purchased our 40% interest in a Spanish joint venture that manufactures steering pumps, and our participation in the joint venture terminated.

     In January 2003, our Mexican joint venture with Quimmco S.A. de C.V. was restructured, and we increased our ownership share from 40% to 49.99%. The new joint venture, Sistemas Automotrices de Mexico S.A. de C.V., manufactures axles, air brakes and drivelines for medium- and heavy-duty commercial trucks and trailers, primarily for OEMs in Mexico. The new joint venture is also expected to play a larger role in supplying the company and its customers in other locations.

     On December 18, 2003, we entered into a definitive agreement to sell our 75% interest in a joint venture in Spain to our joint venture partner, Kayaba. The joint venture manufactures shock absorbers for the global automotive market. Completion of the transaction is subject to receipt of regulatory approvals and other customary conditions. We expect the sale to be completed in the second quarter of fiscal year 2004.

RESEARCH AND DEVELOPMENT

     We have significant research, development, engineering and product design capabilities. We spent $167 million in fiscal year 2003, $132 million in fiscal year 2002 and $136 million in fiscal year 2001 on research, development and engineering. At September 30, 2003, we employed approximately 2,000 professional engineers and scientists.

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

     Our registered trademarks ArvinMeritor(R), Arvin(R) and Meritor(R) are important to our business. Other significant trademarks owned by us include Gabriel(R) (shock absorbers and struts) and Purolator(R) (filters) with respect to LVA, Zeuna Starker(R) (air and emissions systems) with respect to LVS, and ROR(TM) (trailer axles) with respect to CVS. In connection with the 1997 spin-off of Meritor's common stock to the shareowners of Rockwell International Corporation (now Rockwell Automation, Inc., and referred to in this Annual Report on Form 10-K as "Rockwell") and the transfer of Rockwell's automotive businesses to Meritor, Meritor entered into an agreement that allows us to continue to apply the "Rockwell" brand name to our products until September 30, 2007.

EMPLOYEES

     At September 30, 2003, we had approximately 32,000 full-time employees. At that date, approximately 4,500 employees in the United States and Canada were covered by collective bargaining agreements and most of our facilities outside of the United States and Canada were unionized. We believe our relationship with unionized employees is satisfactory. No significant work stoppages have occurred in the past five years.

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

     We have been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined. Management estimates the total reasonably possible costs we could incur for the remediation of Superfund sites at September 30, 2003, to be approximately $33 million, of which $11 million is recorded as a liability.

     In addition to Superfund sites, various other lawsuits, claims and proceedings have been asserted against us, alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs we could incur at September 30, 2003, to be approximately $48 million, of which $22 million is recorded as a liability.

     See Note 21 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information on the changes in environmental accruals during fiscal year 2003.

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

INTERNATIONAL OPERATIONS

     Approximately 48% of our total assets as of September 30, 2003 and 46% of fiscal year 2003 sales were outside North America. See Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for financial information by geographic area for the three fiscal years ended September 30, 2003.

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

     The impact that the euro and other currencies will have on our sales and operating income in fiscal year 2004 is difficult to predict. We enter into foreign exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables. These contracts help minimize the risk of loss from changes in exchange rates and are generally of short duration (less than three months). It is our policy not to enter into derivative financial instruments for speculative purposes and, therefore, we hold no derivative instruments for trading purposes. We have not experienced any material adverse effect on our business, financial condition or results of operations related to these foreign currency contracts. See Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk below.

SEASONALITY; CYCLICALITY

     LVS and CVS may experience seasonal variations in the demand for products to the extent automotive vehicle production fluctuates. Historically, for both segments, demand has been somewhat lower in the quarters ended September 30 and December 31, when OEM plants may close during model changeovers and vacation and holiday periods.

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

     The following table sets forth vehicle production in principal markets served by LVS and CVS for the last five fiscal years:

                                                              FISCAL YEAR ENDED SEPTEMBER 30,}
                                                              --------------------------------
                                                              2003   2002   2001   2000   1999
                                                              ----   ----   ----   ----   ----
Light Vehicles (in millions):
  North America.............................................  16.0   16.3   15.6   17.5   16.9
  South America.............................................   2.0    1.9    2.2    2.0    1.5
  Western Europe (including Czech Republic).................  16.7   16.5   16.9   16.7   16.5
  Asia/Pacific..............................................  18.9   17.3   16.9   17.5   15.6
Commercial Vehicles (in thousands):
  North America, Heavy-Duty Trucks..........................   164    169    150    294    323
  North America, Medium-Duty Trucks.........................   141    133    144    172    185
  United States and Canada, Trailers........................   213    145    208    367    366
  Western Europe, Heavy- and Medium-Duty Trucks.............   364    363    386    400    376
  Europe, Trailers..........................................    98    101    110    119    124

---------------
Source: Automotive industry publications and management estimates.

     We anticipate the North American heavy-duty truck market to be up approximately 35% in fiscal year 2004, with production at an estimated 222,000 units. In Western Europe, we expect production of heavy- and medium-duty trucks to remain relatively flat at 363,000 units. Our most recent outlook shows North American and Western European light vehicle production to be 15.8 million and
16.2 million vehicles, respectively, during fiscal year 2004. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview and Outlook and -- Results of Operations below for information on the effects of recent market cycles on our sales and earnings.

AVAILABLE INFORMATION

     We make available free of charge through our web site
(www.arvinmeritor.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission, as soon as reasonably practicable after they are filed.

CAUTIONARY STATEMENT

     This Annual Report on Form 10-K contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad, including foreign currency exchange rates; the availability and cost of raw materials; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its customers and suppliers; successful integration of acquired or merged businesses; achievement of the expected annual savings and synergies from past and future business combinations; competitive product and pricing pressures; the amount of the company's debt; the ability of the company to access capital markets; the credit ratings of the company's debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the Securities and Exchange Commission. See also the following portions of this Annual Report on Form 10-K:
Item 1. Business -- "Customers; Sales and Marketing"; "Competition"; "Raw Materials and Supplies"; "Strategic Initiatives"; "Environmental Matters"; "International Operations"; and "Seasonality; Cyclicality"; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 2.  PROPERTIES.

     At September 30, 2003, our operating segments and joint ventures had the following facilities in the United States, Europe, South America, Canada, Mexico, Australia, South Africa and the Asia/Pacific region:

                                     MANUFACTURING   ENGINEERING FACILITIES, SALES OFFICES, WAREHOUSES
                                      FACILITIES                    AND SERVICE CENTERS
                                     -------------   -------------------------------------------------
LVS................................        71                                18
CVS................................        35                                30
LVA................................        12                                 9
Other..............................         4                                 7

     These facilities had an aggregate floor space of approximately 29.6 million square feet, substantially all of which is in use. We owned approximately 78% and leased approximately 22% of this floor space. There are no major encumbrances (other than financing arrangements that in the aggregate are not material) on any of our plants or equipment. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2003, is as follows:

                                           OWNED                          LEASED
                                        FACILITIES                      FACILITIES
                               -----------------------------   -----------------------------
LOCATION                        LVS     CVS     LVA    OTHER    LVS     CVS     LVA    OTHER   TOTAL
--------                       -----   -----   -----   -----   -----   -----   -----   -----   ------
                                                   (IN THOUSANDS OF SQUARE FEET)
United States................  3,378   3,421   1,742   1,289     430   1,085     445    522    12,312
Canada.......................    449     413      --      --      89     157      34     --     1,142
Europe.......................  3,780   3,096   1,166      --   2,056     123     525     --    10,746
Asia/Pacific.................    317     671      --      --     124     273      --     --     1,385
Latin America................  1,519   1,850     108      --     106      --     156     --     3,739
Africa.......................    304      --      --      --      --      11      --     --       315
                               -----   -----   -----   -----   -----   -----   -----    ---    ------
          Total..............  9,747   9,451   3,016   1,289   2,805   1,649   1,160    522    29,639
                               =====   =====   =====   =====   =====   =====   =====    ===    ======

ITEM 3.  LEGAL PROCEEDINGS.

     1. On July 17, 1997, Eaton Corporation filed suit against Rockwell in the U.S. District Court in Wilmington, Delaware, asserting infringement of Eaton's U.S. Patent No. 4850236, which covers certain aspects of heavy-duty truck transmissions, by our Engine SynchroShift(TM) transmission for heavy-duty trucks, and seeking damages and injunctive relief. Meritor was joined as a defendant on June 11, 1998. During the period from July 1, 1998 through October 11, 2001, a number of judgments and orders were issued in the District Court case, including: a jury verdict in favor of Eaton, finding that Meritor had infringed Eaton's patent and awarding compensatory damages; an order granting damages to Eaton in the amount of $2.9 million, plus post-judgment interest; a ruling by the judge in a separate phase of the trial that we had not provided clear and convincing evidence that Eaton had engaged in inequitable conduct in obtaining its patent and that the patent was unenforceable; an order granting Eaton's request for a permanent injunction against our manufacturing or selling the Engine SynchroShift(TM) transmission and any "colorable variations;" and an order denying our motions for a new trial and for judgment as a matter of law. We appealed these judgments and orders to the United States Court of Appeals for the Federal Circuit ("Federal Circuit").

     On March 27, 2003, after de novo review of the District Court's interpretation of Eaton's claims and the facts of the case, the Federal Circuit reversed the District Court's judgment that the company had infringed Eaton's patent and vacated the award of damages and the entry of a permanent injunction against the company. The Federal Circuit affirmed the District Court's judgment of patent validity and no inequitable conduct by Eaton. Eaton filed a request for rehearing with the Federal Circuit on April 11, 2003, asserting that the case should be remanded to the District Court for consideration of whether the company had infringed Eaton's patent under the Federal Circuit's new claim interpretation. The Federal Circuit denied Eaton's request for rehearing on May 12, 2003. The time for appealing these decisions has expired, and this matter is now concluded.

     2. Maremont Corporation ("Maremont," a subsidiary of ArvinMeritor) and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986.

     Maremont's potential liabilities for asbestos-related claims include the following:

     - Unbilled committed settlements entered into by the Center for Claims
       Resolution: Maremont participated in the Center for Claims Resolution ("CCR") and shared with other CCR members in the payments of defense and indemnity costs for asbestos-related claims. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 2001, when it was reorganized and discontinued negotiating shared settlements. There were no significant billings to insurance companies related to committed settlements in fiscal year 2003.

     - Pending claims: Upon dissolution of the CCR in February 2001, Maremont began handling asbestos-related claims through its own defense counsel and is committed to examining the merits of each asbestos-related claim. Maremont had approximately 63,000 and 37,500 pending asbestos-related claims at September 30, 2003 and 2002, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. For purposes of establishing reserves for pending asbestos-related claims, Maremont estimates its defense and indemnity costs based on the history and nature of filed claims to date and Maremont's experience. Maremont developed experience factors for indemnity and litigation costs using data on actual experience in resolving claims since February 2001 and its assessment of the nature of the claims. Billings to insurance companies for indemnity and defense costs of resolved cases were $15 million in fiscal year 2003.

     - Shortfall: Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares. In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs' attorneys, and an estimate of Maremont's obligation for the shortfall is included in the total asbestos-related reserves (discussed below). In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were $1 million in fiscal year 2003.

     Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on the insurance agreements in place. Based on its assessment of the history and nature of filed claims to date, and of Maremont's insurance carriers, management believes that existing insurance coverage is adequate to cover substantially all costs relating to pending asbestos-related claims.

     At September 30, 2003, Maremont had established reserves of $82 million relating to these potential asbestos-related liabilities and corresponding asbestos-related recoveries of $76 million. The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities for asbestos-related claims are subject to considerable uncertainty because such liabilities are influenced by variables that are difficult to predict. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of Maremont's liability for asbestos-related claims, and the effect on ArvinMeritor, could differ materially from current estimates. Maremont does not have sufficient information to make a reasonable estimate of its potential liability for asbestos-related claims that may be asserted against it in the future, and has not accrued reserves for these unknown claims.

     3. ArvinMeritor, along with hundreds of other companies, is also a defendant in suits claiming personal injury as a result of exposure to asbestos used in products manufactured by Rockwell many years ago. Liability for these claims was transferred to the company at the time of the spin-off of the automotive business to Meritor from Rockwell in 1997. Most of the complaints, however, do not identify any of Rockwell's products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell's products, and past experience has shown that the vast majority of the claimants will never identify any of Rockwell's products. For those claimants who do show that they worked with Rockwell's products, we nevertheless believe we have meritorious defenses, and we defend those cases vigorously. Historically, ArvinMeritor has been dismissed from most (approximately 95%) of these claims with no payment to claimants. Rockwell maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insurance retentions, for most of the claims where there is any exposure to Rockwell's products. We do not believe these lawsuits will have a material adverse effect on ArvinMeritor's financial condition.

     ArvinMeritor has not established reserves for pending claims and corresponding recoveries for Rockwell-legacy asbestos-related claims, and defense and indemnity costs related to these claims are expensed as incurred. We have not established reserves because management believes that the amounts involved are not material. In determining the amount of pending claims and corresponding recoveries in connection with these matters, we use estimates of our defense and indemnity costs, based on the history and nature of filed claims to date and Rockwell's and our experience in resolving claims. All such estimates of liabilities for asbestos-related claims are subject to considerable uncertainty because such liabilities are influenced by variables that are difficult to predict. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of our liability for Rockwell-legacy asbestos-related claims, and the effect on ArvinMeritor, could differ materially from current estimates.

     Rockwell was not a member of the CCR and handled its asbestos-related claims using its own litigation counsel. As a result, we do not have any additional potential liabilities for committed CCR settlements or shortfall (as described above) in connection with the Rockwell-legacy cases.

     4. See Item 1. Business, "Environmental Matters" for information relating to environmental proceedings.

     5. Various other lawsuits, claims and proceedings have been or may be instituted or asserted against ArvinMeritor or our subsidiaries relating to the conduct of our business, including those pertaining to product liability, intellectual property, environmental, safety and health, and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to ArvinMeritor, management believes, after consulting with Vernon G. Baker, II, Esq., ArvinMeritor's General Counsel, that the disposition of matters that are pending will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age, positions and offices held with ArvinMeritor and principal occupations and employment during the past five years of each of our executive officers as of November 30, 2003, are as follows:

     LARRY D. YOST, 65 -- Chairman of the Board and Chief Executive Officer since July 2000. Chairman of the Board and Chief Executive Officer of Meritor from May 1997 to July 2000; Acting President, Light Vehicle Systems of Meritor from January 1998 to March 1999.

     VERNON G. BAKER, II, 50 -- Senior Vice President and General Counsel since July 2000. Secretary of ArvinMeritor from July 2000 to November 2001; Senior Vice President, General Counsel and Secretary of Meritor from August 1999 to July 2000; Vice President and General Counsel, Corporate Research and Technology of Hoechst Celanese Corporation, a subsidiary of Hoechst AG (pharmaceuticals and industrial chemicals), from 1989 to July 1999.

     BRIAN P. CASEY, 49 -- Vice President and Treasurer since July 2003; Vice President, Global Systems of Lear Corporation (automotive component supplier) from September 2002 to July 2003; Assistant Treasurer of Lear Corporation from June 2000 to September 2002; Treasury Director of Kellogg Company (packaged goods manufacturer) from June 1995 to June 2000.

     LINDA M. CUMMINS, 56 -- Senior Vice President, Communications since July 2000. Senior Vice President, Communications of Meritor from April 2000 to July 2000; Vice President, Communications of Meritor from August 1999 to April 2000; Vice President of Advanced Marketing and Worldwide Communi-cations of United Technologies Automotive (automotive component supplier) from August 1997 to August 1999.

     WILLIAM K. DANIEL, 38 -- Senior Vice President and President, Light Vehicle Aftermarket since July 2000. President of Arvin Replacement Products business group from December 1999 to July 2000; Managing Director of Arvin Replacement Products in Europe from January 1998 to November 1999.

     JUAN L. DE LA RIVA, 59 -- Senior Vice President and President, Light Vehicle Systems since August 2003. Senior Vice President, Corporate Development & Strategy, Engineering and Procurement of ArvinMeritor from October 2001 to August 2003; Senior Vice President, Corporate Development and Strategy of ArvinMeritor from July 2000 to October 2001; Senior Vice President, Business Development of Meritor from February 2000 to July 2000; Senior Vice President, Business Development and Communications of Meritor from February 1999 to February 2000; Vice President, Business Development and Communications of Meritor from September 1998 to February 1999.

     THOMAS A. GOSNELL, 53 -- Senior Vice President and President, Commercial Vehicle Systems since November 2000. Senior Vice President and President, Heavy Vehicle Systems Aftermarket Products of ArvinMeritor from July 2000 to November 2000; Senior Vice President and President, Worldwide Aftermarket of Meritor from September 1999 to July 2000; Vice President and General Manager, Aftermarket, of Meritor from February 1998 to September 1999.

     PERRY L. LIPE, 57 -- Senior Vice President and Chief Information Officer since July 2000. Vice President, Information Technology of Arvin from September 1998 to July 2000.

     TERRENCE E. O'ROURKE, 56 -- President and Chief Operating Officer since June 2002. Senior Vice President and President, Light Vehicle Systems of ArvinMeritor from July 2000 to May 2002; Senior Vice President and President, Light Vehicle Systems of Meritor from March 1999 to July 2000; Group Vice President and President -- Ford Division of Lear Corporation (automotive component supplier) from January 1996 to January 1999.

     RAKESH SACHDEV, 47 -- Vice President and Controller since August 2003. Vice President and General Manager, Worldwide Braking Systems of ArvinMeritor from December 2000 to July 2003; Vice President and General Manager, Worldwide Trailer Products of ArvinMeritor from February 1999 to December 2000; various senior management positions with Cummins Inc. (diesel engines and related components) prior to February 1999, most recently as Chief Financial Officer of Cummins' Automotive Business Unit.

     DEBRA L. SHUMAR, 47 -- Senior Vice President, Continuous Improvement, Quality, Engineering and Technology, since September 2003. Senior Vice President, Continuous Improvement and Quality of ArvinMeritor from July 2002 to September 2003; Vice President, Quality of ArvinMeritor from July 2000 to July 2002; Vice President, Quality of Meritor from 1999 to July 2000; Director, Quality, Light Vehicle Systems of Meritor from 1998 to 1999; Director, Quality, Structural Systems of ITT Automotive (automotive component supplier) from 1994 to 1998.

     S. CARL SODERSTROM, JR., 50 -- Senior Vice President and Chief Financial Officer since July 2001. Senior Vice President, Engineering, Quality and Procurement of ArvinMeritor from July 2000 to July 2001; Senior Vice President, Engineering, Quality and Procurement of Meritor from February 1998 to July 2000.

     ERNEST T. WHITUS, 48 -- Senior Vice President, Human Resources, since April 2001. Vice President, Human Resources-Commercial Vehicle Systems of ArvinMeritor from July 2000 to April 2001; Vice President, Human Resources-Heavy Vehicle Systems of Meritor from October 1998 to July 2000.

     BONNIE WILKINSON, 53 -- Vice President and Secretary since November 2001. Assistant General Counsel of ArvinMeritor from July 2000 to November 2001; Assistant General Counsel of Meritor from September 1997 to July 2000.

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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     ArvinMeritor's common stock, par value $1 per share ("Common Stock"), is listed on the New York Stock Exchange and trades under the symbol "ARM." On November 30, 2003, there were 32,601 shareowners of record of ArvinMeritor's Common Stock.

     The high and low sale prices per share of ArvinMeritor Common Stock for each quarter of fiscal years 2003 and 2002 were as follows:

                                                  2003              2002
                                             ---------------   ---------------
QUARTER ENDED                                 HIGH     LOW      HIGH     LOW
-------------                                ------   ------   ------   ------
December 31................................  $19.31   $14.39   $20.95   $13.35
March 31...................................   18.10    12.02    30.29    18.74
June 30....................................   21.65    13.59    32.50    22.89
September 30...............................   21.18    17.79    25.00    17.67

     Quarterly cash dividends in the amount of $0.10 per share were declared and paid in each quarter of the last two fiscal years.

     In July 2003, we issued a total of 1,512 restricted shares of Common Stock to three non-employee directors of ArvinMeritor, in lieu of cash payment of the quarterly retainer and meeting fees for board service. In addition, on July 16, 2003, we issued 750 restricted shares of Common Stock to one newly-elected non-employee director, as a pro rata portion of the annual grant of shares under the Directors Stock Plan. All of these shares were issued pursuant to the terms of our Directors Stock Plan and the issuance was exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under Section 4(2).

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

                               ARVINMERITOR, INC.

                            SELECTED FINANCIAL DATA

                                                             YEAR ENDED SEPTEMBER 30,
                                                    ------------------------------------------
                                                     2003     2002     2001     2000     1999
SUMMARY OF OPERATIONS                               ------   ------   ------   ------   ------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales
  Light Vehicle Systems...........................  $4,355   $3,601   $3,558   $2,031   $1,575
  Commercial Vehicle Systems......................   2,422    2,249    2,199    2,872    2,875
  Light Vehicle Aftermarket.......................     845      875      889      209       --
  Other...........................................     166      157      159       41       --
                                                    ------   ------   ------   ------   ------
          Total...................................  $7,788   $6,882   $6,805   $5,153   $4,450
                                                    ======   ======   ======   ======   ======
Income before cumulative effect of accounting
  change..........................................  $  140   $  149   $   35   $  218   $  194
Cumulative effect of accounting change............      (4)     (42)      --       --       --
                                                    ------   ------   ------   ------   ------
Net income(1).....................................  $  136   $  107   $   35   $  218   $  194
                                                    ======   ======   ======   ======   ======
Basic earnings per share before cumulative effect
  of accounting change............................  $ 2.09   $ 2.24   $ 0.53   $ 4.12   $ 3.75
Cumulative effect of accounting change............   (0.06)   (0.63)      --       --       --
                                                    ------   ------   ------   ------   ------
Basic earnings per share(1).......................  $ 2.03   $ 1.61   $ 0.53   $ 4.12   $ 3.75
                                                    ======   ======   ======   ======   ======
Diluted earnings per share before cumulative
  effect of accounting change.....................  $ 2.06   $ 2.22   $ 0.53   $ 4.12   $ 3.75
Cumulative effect of accounting change............   (0.06)   (0.63)      --       --       --
                                                    ------   ------   ------   ------   ------
Diluted earnings per share(1).....................  $ 2.00   $ 1.59   $ 0.53   $ 4.12   $ 3.75
                                                    ======   ======   ======   ======   ======
Cash dividends per share..........................  $ 0.40   $ 0.40   $ 0.76   $ 0.64   $ 0.56
                                                    ======   ======   ======   ======   ======
FINANCIAL POSITION AT SEPTEMBER 30

Total assets......................................  $5,253   $4,651   $4,362   $4,720   $2,796
Short-term debt...................................      20       15       94      183       44
Long-term debt....................................   1,541    1,474    1,370    1,611      802

---------------
(1) Fiscal 2003 net income and basic and diluted earning per share include a restructuring charge of $22 million ($15 million after-tax, or $0.22 per share) and a gain on divestitures of $22 million ($15 million after-tax, or $0.22 per share). Fiscal 2002 net income and basic and diluted earnings per share include a restructuring charge of $15 million ($10 million after-tax, or $0.15 per share) and a gain on sale of the exhaust accessories manufacturing operations of $6 million ($4 million after-tax, or $0.06 per share). Net income and basic and diluted earnings per share for fiscal year 2001 include restructuring costs of $67 million ($45 million after-tax, or $0.68 per share), an employee separation charge of $12 million ($8 million after-tax, or $0.12 per share) and an environmental charge of $5 million ($3 million after-tax, or $0.05 per share). Net income and basic and diluted earnings per share for fiscal year 2000 include a gain of $83 million ($51 million after-tax, or $0.96 per share) for the sale of the seat adjusting systems business, restructuring costs of $26 million ($16 million after-tax, or $0.30 per share) and other charges of $4 million ($3 million after-tax, or $0.06 per share). Net income and basic and diluted earnings per share for fiscal year 1999 include restructuring costs of $28 million ($17 million after-tax, or $0.33 per share) and a gain of $24 million ($18 million after-tax, or $0.34 per share) recorded to reflect the formation of a transmission and clutch joint venture with ZF Friedrichshafen AG.

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

     During fiscal 2003, the company experienced a reduction in margins driven by the performance of its Light Vehicle Systems and Light Vehicle Aftermarket business segments. Excess industry capacity and customer consolidations led to a reduction in selling prices and the acquisition of Zeuna Starker contributed to margin dilution in the LVS business. The company's cost reduction programs and restructuring activities were unable to fully offset the impact of lower prices and higher steel costs.

     Over the business cycle the company has experienced periodic fluctuations in demand for light, commercial and specialty vehicles and related aftermarkets, most notably our commercial vehicle markets in North America. Vehicle production in our principal markets for the last five fiscal years is shown below:

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                              2003   2002   2001   2000   1999
                                                              ----   ----   ----   ----   ----
Light Vehicles (in millions):
  North America.............................................  16.0   16.3   15.6   17.5   16.9
  South America.............................................   2.0    1.9    2.2    2.0    1.5
  Western Europe (including Czech Republic).................  16.7   16.5   16.9   16.7   16.5
  Asia/Pacific..............................................  18.9   17.3   16.9   17.5   15.6
Commercial Vehicles (in thousands):
  North America, Heavy-Duty Trucks..........................   164    169    150    294    323
  North America, Medium-Duty Trucks.........................   141    133    144    172    185
  United States and Canada, Trailers........................   213    145    208    367    366
  Western Europe, Heavy- and Medium-Duty Trucks.............   364    363    386    400    376
  Western Europe, Trailers..................................    98    101    110    119    124

---------------
Source: Automotive industry publications and management estimates.

     Our fiscal 2004 outlook for light vehicle production is 15.8 million vehicles in North America and 16.2 million vehicles in Western Europe. We expect that North American heavy-duty (also referred to as Class 8) truck production will increase about 35 percent in fiscal 2004 to 222,000 units. This recovery, along with new business wins and greater market penetration, should put the company in a good position to continue its organic growth.

     The company continues to integrate Zeuna Starker and further consolidate its LVS businesses to address competitive challenges in the automotive supplier industry. Anticipated restructuring actions include additional facility closures, business consolidations and workforce downsizing. The company estimates total fiscal 2004 pre-tax costs of approximately $15 to $20 million and annualized pre-tax savings of approximately $20 million related to these actions. These restructuring costs are expected to be incurred between the second and fourth quarters of fiscal 2004.

     Other factors that could affect the company's results for the full fiscal year include the impact of currency fluctuations on sales and operating income, which is difficult to predict. In addition, the company terminated its tender offer to acquire all of the outstanding shares of Dana Corporation. For additional information concerning the company's tender offer see the discussion under the heading Tender Offer below.

     On December 18, 2003, the company signed a definitive agreement to sell its 75 percent shareholding in AP Amortiguadores S.A. (APA). The joint venture manufactures shock absorbers for the global automotive market. Although the sale is subject to regulatory approval, the company expects the transaction to be completed in the second quarter of fiscal 2004. APA had sales of $158 million in fiscal 2003.

RESULTS OF OPERATIONS

     The following is a summary of the financial results for the fiscal years ended September 30, 2003, 2002 and 2001.

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
                                                                (IN MILLIONS, EXCEPT
                                                                 PER SHARE AMOUNTS)
Sales
  Light Vehicle Systems.....................................  $4,355   $3,601   $3,558
  Commercial Vehicle Systems................................   2,422    2,249    2,199
  Light Vehicle Aftermarket.................................     845      875      889
  Other.....................................................     166      157      159
                                                              ------   ------   ------
SALES.......................................................  $7,788   $6,882   $6,805
                                                              ======   ======   ======
Operating Income
  Light Vehicle Systems.....................................  $  147   $  186   $  184
  Commercial Vehicle Systems................................     122       88       (8)
  Light Vehicle Aftermarket.................................      31       66       46
  Other.....................................................       9        3      (10)
                                                              ------   ------   ------
SEGMENT OPERATING INCOME....................................     309      343      212
  Other charges, net........................................      --       --      (17)
                                                              ------   ------   ------
OPERATING INCOME............................................     309      343      195
  Equity in earnings (losses) of affiliates.................       8       (3)       4
  Interest expense, net and other...........................    (104)    (105)    (136)
                                                              ------   ------   ------
INCOME BEFORE INCOME TAXES..................................     213      235       63
  Provision for income taxes................................     (68)     (75)     (21)
  Minority interests........................................      (5)     (11)      (7)
                                                              ------   ------   ------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE........     140      149       35
  Cumulative effect of accounting change....................      (4)     (42)      --
                                                              ------   ------   ------
NET INCOME..................................................  $  136   $  107   $   35
                                                              ======   ======   ======
DILUTED EARNINGS PER SHARE
  Before cumulative effect of accounting change.............  $ 2.06   $ 2.22   $ 0.53
  Cumulative effect of accounting change....................   (0.06)   (0.63)      --
                                                              ------   ------   ------
  Diluted earnings per share................................  $ 2.00   $ 1.59   $ 0.53
                                                              ======   ======   ======
DILUTED AVERAGE COMMON SHARES OUTSTANDING...................    67.9     67.2     66.1
                                                              ======   ======   ======

TOTAL COMPANY

  2003 COMPARED TO 2002

     Sales for fiscal 2003 were $7,788 million, up $906 million, or 13 percent, over last year. The increase in sales was primarily attributable to the acquisition of Zeuna Starker, which added $550 million in sales, and favorable foreign currency translation, primarily due to the stronger euro, which added approximately

$370 million in sales. Excluding the effects of currency and the Zeuna Starker acquisition, sales declined in North America and Europe. However, sales were up by approximately 40 percent in the rest of the world, driven by sales growth in the Asia/Pacific region.

     Operating income was $309 million, a decline of $34 million, compared to fiscal 2002, reflecting an operating margin of 4.0 percent, down from 5.0 percent in fiscal 2002. While operating income for fiscal 2003 was favorably impacted by a gain on the sale of the exhaust tube manufacturing facility of $20 million (see Note 5 of the Notes to Consolidated Financial Statements), this gain was more than offset by continued pricing pressures, higher steel and other steel related costs of approximately $30 million, higher premium product launch costs of $8 million, higher engineering and warranty costs of $10 million and increased pension and other retirement expenses of approximately $20 million. In the fourth quarter of fiscal 2003, the company also recorded $11 million of costs related to account reconciliations and information system implementation issues in a facility in Mexico, of which $6 million related to prior fiscal years (see Note 23 of the Notes to Consolidated Financial Statements). It has been determined that the amount related to prior fiscal years is not material on a quantitative and qualitative basis both individually or in the aggregate. Also, during fiscal 2003 the company recorded restructuring charges of $22 million. These costs included severance and other employee termination costs of $13 million related to a reduction of approximately 400 salaried employees and 400 hourly employees, and $9 million associated with asset impairment costs from the rationalization of operations. The company recorded restructuring charges of $15 million in fiscal 2002. For more information concerning the status of the company's restructuring programs, see Note 4 of the Notes to Consolidated Financial Statements. Fiscal 2002 operating income included a gain on the sale of the company's exhaust accessories manufacturing operations of $6 million.

     Equity in earnings of affiliates was $8 million in fiscal 2003, as compared to equity in losses of affiliates of $3 million a year ago. The increase was primarily related to improved performance and higher earnings of the company's commercial vehicle affiliates. Interest expense, net and other for fiscal 2003 was $104 million, compared to $105 million in fiscal 2002. The effective income tax rate of 32% in fiscal 2003 was unchanged from fiscal 2002.

     Net income for fiscal 2003 was $136 million, or $2.00 per diluted share, as compared to $107 million, or $1.59 per diluted share in the prior year. Net income in fiscal 2003 included a fourth quarter charge for the cumulative effect of accounting change upon adoption of FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" of $6 million ($4 million after-tax, or $0.06 per diluted share). Net income in fiscal 2002 included the cumulative effect of the goodwill accounting change upon adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." In fiscal 2002, the company recorded an impairment loss on goodwill as a cumulative effect of accounting change for its coil coating operations of $42 million ($42 million after-tax, or $0.63 per diluted share).

  2002 COMPARED TO 2001

     Sales for fiscal 2002 were $6,882 million, up $77 million, or one percent, over fiscal 2001. The sales increase was primarily attributable to higher production volumes of North American heavy-duty trucks and the favorable impact of a stronger euro.

     Operating income for fiscal 2002 was $343 million, up $148 million from fiscal 2001. Fiscal 2002 operating margin improved to 5.0 percent, up from 2.9 percent in fiscal 2001. The company improved its operating margin through savings generated by cost-reduction initiatives and restructuring programs. In the first quarter of fiscal 2002, the company recorded a restructuring charge of $15 million for severance and other employee costs related to a net reduction of approximately 450 employees. The company recorded restructuring costs of $67 million in fiscal 2001. This charge included severance and other employee costs of approximately $48 million related to a net reduction of approximately 1,350 employees, with the balance primarily associated with asset impairment costs from the rationalization of operations. For more information concerning the status of the company's restructuring programs, see Note 4 of the Notes to Consolidated Financial Statements.

     Fiscal 2002 results include a gain on sale of the company's exhaust accessories manufacturing operations of $6 million. Fiscal 2001 operating income includes other charges of $12 million related to an employee separation agreement and $5 million related to environmental liability costs. In fiscal 2002 the company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which eliminated goodwill amortization expense of $24 million.

     Equity in losses of affiliates was $3 million in fiscal 2002, as compared to equity in earnings of affiliates of $4 million in fiscal 2001. The decline was primarily related to the company's commercial vehicle affiliates. Interest expense, net and other for fiscal 2002 was $105 million, down $31 million, or 23 percent, from fiscal 2001, principally as a result of lower average debt levels and the favorable interest rate environment. The effective income tax rate in fiscal 2002 was 32 percent, down from 33.5 percent in fiscal 2001.

     Income before cumulative effect of accounting change was $149 million in fiscal 2002, compared to $35 million in fiscal 2001. As required by SFAS 142, the company reviewed the fair values of each of its reporting units, using discounted cash flows and market multiples. As a result of this review, the company recorded an impairment loss on goodwill as a cumulative effect of accounting change for its coil coating operations of $42 million ($42 million after-tax, or $0.63 per diluted share) in the first quarter of fiscal 2002. Increased competition, consolidation in the coil coating applications industry and the struggling U.S. steel market caused a decrease in the fair value of this business.

     Net income for fiscal 2002 was $107 million, or $1.59 per diluted share, as compared to fiscal 2001 net income of $35 million, or $0.53 per diluted share. Net income in fiscal 2002 included the cumulative effect of the goodwill accounting change of $42 million or $0.63 per diluted share. Net income in fiscal 2001 included goodwill amortization expense of $20 million or $0.30 per diluted share.

BUSINESS SEGMENTS

  LIGHT VEHICLE SYSTEMS

  2003 COMPARED TO 2002

     Light Vehicle Systems (LVS) sales increased to $4,355 million in fiscal 2003, up $754 million, or 21 percent, from $3,601 million a year ago. Foreign currency translation, primarily as a result of the stronger euro, favorably impacted sales by approximately $240 million and the acquisition of Zeuna Starker added $550 million in sales.

     LVS operating income was $147 million in fiscal 2003, down $39 million, or 21 percent, from fiscal 2002. During fiscal 2003, LVS experienced narrowing margins, due primarily to industry overcapacity, customer price concessions and increases in material costs. As a result, operating margin declined to 3.4 percent from 5.2 percent in fiscal 2002. As part of the company's long-term strategy to reduce vertical integration, concentrate on systems design and integration and focus on core competencies, it sold its exhaust tube manufacturing facility. Fiscal 2003 operating income included a $20 million gain on the sale of this facility. This gain was offset by an $11 million charge related to the previously discussed account reconciliations and information system implementation issues in a facility in Mexico. Higher product launch costs and steel and other steel related costs of approximately $8 million and $20 million, respectively, also negatively impacted operating income. As part of an ongoing strategy to implement actions to improve profitability and to better align LVS' capacity with market conditions, LVS continued its restructuring efforts and recorded $19 million and $7 million of restructuring charges in fiscal 2003 and 2002, respectively. These charges included costs associated with facility rationalization and consolidations and workforce reductions. For more information concerning the status of LVS' restructuring programs, see Note 4 of the Notes to Consolidated Financial Statements.

  2002 COMPARED TO 2001

     LVS sales increased to $3,601 million in fiscal 2002, up $43 million from $3,558 million in fiscal 2001. Sales were up in fiscal 2002 principally due to new business awards. Acquisition activity added approximately $80 million to sales in fiscal 2002 due to the inclusion of two previously unconsolidated joint ventures in

Germany and China for which a controlling interest was acquired in fiscal 2002. LVS also sold its seat motors business in August 2001 and divested its investment in a majority-owned joint venture in North America effective September 30, 2001. These businesses contributed sales of approximately $120 million in fiscal 2001.

     LVS operating income was $186 million in fiscal 2002, compared to $184 million in fiscal 2001. Operating margins were 5.2 percent in fiscal 2002 and 2001. Operating margins were impacted by pricing pressure from the vehicle manufacturers, higher engineering and selling, general and administrative costs of $7 million, start-up costs associated with a new Detroit manufacturing facility of approximately $9 million and increases in steel costs of approximately $3 million. Restructuring costs totaled $7 million and $27 million in fiscal 2002 and 2001, respectively, as LVS continued to identify and implement cost-reduction initiatives to mitigate the pricing pressures from the vehicle manufacturers.

  COMMERCIAL VEHICLE SYSTEMS

  2003 COMPARED TO 2002

     Commercial Vehicle Systems (CVS) sales were $2,422 million, up $173 million, or eight percent, from fiscal 2002. Foreign currency translation increased sales by approximately $98 million, as compared to fiscal 2002. During fiscal 2003, CVS sold net assets related to its off-highway planetary axle products. The loss of sales associated with this transaction was approximately $90 million in fiscal 2003. Removing the effects of currency and the sale of the off-highway axle business, sales would have been higher than fiscal 2002 by approximately $165 million. This was primarily due to higher trailer volumes in North America, additional sales in Mexico and sales growth in China. These increases were partially offset by declines in the North American heavy-duty truck markets (also known as Class 8 trucks), which experienced production declines of 3.0 percent due in part to buyers purchasing Class 8 trucks in fiscal 2002 in advance of the emissions standards change that occurred on October 1, 2002.

     CVS operating income was $122 million, an increase of $34 million from fiscal 2002. Operating margin improved to 5.0 percent, up from 3.9 percent in fiscal 2002. The increase in operating income is largely attributable to the higher sales volumes and cost savings resulting from prior year restructuring programs and other cost-reduction actions. These cost reductions were partially offset by higher engineering and warranty costs of $10 million in fiscal 2003. Restructuring charges attributable to the CVS segment were $6 million in fiscal 2002.

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

     CVS operating income was $88 million, an increase of $96 million from fiscal 2001. Operating margin improved to 3.9 percent, up from (0.4) percent in fiscal 2001. Restructuring charges attributable to the CVS segment were $6 million and $40 million, respectively, in fiscal 2002 and 2001. Cost savings from these restructuring programs and other cost-reduction actions resulted in CVS lowering its fixed cost structure and contributed to the operating margin improvement.

  LIGHT VEHICLE AFTERMARKET

  2003 COMPARED TO 2002

     Light Vehicle Aftermarket (LVA) sales were $845 million in fiscal 2003, a three percent decrease from $875 million in the prior year. Favorable foreign currency translation increased sales by approximately $30 million and the consolidation of a joint venture in Venezuela as of October 1, 2002 added sales of $15 million. Despite these increases, sales declined as LVA continued to experience lower demand across all product lines during fiscal 2003. Increasing global competition, customer consolidation and the decreased need for replacement parts, due to the longer life and improved quality of original equipment parts, continued to weaken demand for these products.

     LVA operating income was $31 million in fiscal 2003, with an operating margin of 3.7 percent, compared to operating income of $66 million and an operating margin of 7.5 percent in fiscal 2002. Lower volumes, price decreases, higher steel prices of approximately $5 million, and higher changeover and product returns costs of approximately $7 million contributed to the decrease from the prior year. Included in operating income in fiscal 2002 was a $6 million gain on sale of the company's exhaust accessories manufacturing operations.

  2002 COMPARED TO 2001

     LVA sales were $875 million in fiscal 2002, a two percent decrease from $889 million in fiscal 2001. LVA continued to experience lower demand in exhaust and ride control products during fiscal 2002, as the quality of original equipment parts continued to weaken demand for these products.

     LVA operating income was $66 million in fiscal 2002, with an operating margin of 7.5 percent, compared to operating income of $46 million and an operating margin of 5.2 percent in fiscal 2001. Despite lower sales for aftermarket parts, LVA was able to increase its operating margin, as the result of improved pricing and cost-reduction activities.

AFFILIATES

     At September 30, 2003, the company had investments in 10 joint ventures that were not majority-owned or controlled and were accounted for under the equity method of accounting. These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. Aggregate sales of these affiliates were $1,092 million, $1,565 million and $1,641 million in fiscal 2003, 2002 and 2001, respectively. The decrease in sales in fiscal 2003 is principally due to the acquisition of the remaining 51 percent interest in Zeuna Starker in the second quarter of fiscal 2003.

     The company's equity in earnings (losses) of affiliates was $8 million in fiscal 2003, $(3) million in fiscal 2002, and $4 million in fiscal 2001. Cash dividends to ArvinMeritor were $19 million in fiscal 2003 and 2002 and $24 million in fiscal 2001.

FINANCIAL CONDITION

     The company remains committed to strong cash flow generation and investment grade capital structure. The company's primary source of liquidity continues to be cash generated from operations, supplemented by its accounts receivables securitization programs and, as required, borrowings on the revolving credit facilities. The company's total debt to capitalization ratio was 62 percent at September 30, 2003 compared to 65 percent at September 30, 2002.

CASH FLOWS

     OPERATING CASH FLOW -- Cash flow from operations was $255 million in fiscal 2003, up $71 million from fiscal 2002. The increase is largely attributable to the accounts receivable securitization program. Operating cash flow for fiscal 2003 included net receivable sales of $94 million. The company increased its balance outstanding under its U.S. accounts receivable facility and used the proceeds from these receivables sales to fund the acquisition of the remaining 51-percent interest in Zeuna Starker and for other general corporate purposes. During fiscal 2002, as a result of strong cash flow, the company reduced its balance outstanding under the accounts receivable securitization program by $106 million. Offsetting the increase in receivable sales in fiscal 2003 were higher pension and retiree medical contributions of $27 million and higher working capital levels primarily due to payments in fiscal 2003 for taxes and incentive compensation that were expensed in fiscal 2002, higher inventory levels and additional investments in customer reimbursable tooling. Working capital as a percentage of sales at September 30, 2003, 2002 and 2001 was 6.6 percent, 4.3 percent and 4.2 percent, respectively. In computing this ratio, the company defines working capital as current assets, excluding cash and cash equivalents, less current liabilities, excluding short-term debt. The company then adjusts current assets to include receivables sold under the securitization and factoring programs. Cash flow from operations was $605 million in fiscal 2001.

     INVESTING CASH FLOW -- Cash used for investing activities was $172 million in fiscal 2003, $198 million in fiscal 2002 and $210 million in fiscal 2001. Capital expenditures increased to $193 million in fiscal 2003 from $184 million in fiscal 2002. Capital expenditures were $206 million in fiscal 2001. The company continues to aggressively manage its capital expenditures. As a percentage of sales, capital expenditures continued to decline and were 2.5 percent, 2.7 percent and 3.0 percent of sales in fiscal 2003, 2002 and 2001, respectively. During fiscal 2003, the company used $88 million of cash for the acquisition of businesses and other investments compared to $25 million and $34 million in fiscal 2002 and 2001, respectively. The increase in fiscal 2003 was principally due to the acquisition of Zeuna Starker, which used cash of $69 million. The company received proceeds of $109 million from the disposition of property and businesses in fiscal 2003 principally from the sale of its exhaust tube manufacturing facility and its off-highway planetary axle business. During fiscal 2002, the company received proceeds of $11 million from the sale of its exhaust accessories manufacturing operations (See Note 5 of the Notes to Consolidated Financial Statements). During fiscal 2001, the company received $30 million of proceeds from dispositions of assets.

     FINANCING CASH FLOW -- Cash used for financing activities was $56 million in fiscal 2003, compared to $32 million in fiscal 2002 and $402 million in fiscal 2001. The company increased its amount outstanding on revolving debt by $26 million in fiscal 2003 and used this and other sources of cash to repay lines of credit and other debt, principally related to the payoff of $23 million of debt associated with the sale of the exhaust tube manufacturing facility. The company also paid down certain higher cost debt assumed as a result of the acquisition of Zeuna Starker. During fiscal 2002, the company completed two public note offerings. Proceeds from the note offerings of $591 million were used to pay outstanding indebtedness under the company's revolving credit facilities and for general corporate purposes. The company used $27 million of cash in fiscal 2002 and $320 million in fiscal 2001, to reduce total debt. The company paid dividends of $27 million in fiscal 2003 and 2002 and $51 million in fiscal 2001. In fiscal 2002, proceeds of $22 million were received from the exercise of stock options. In fiscal 2001 the company made payments of $31 million for the repurchase of its stock.

LIQUIDITY

     The company is contractually obligated to make payments as follows (in millions):

                                             PAYMENTS DUE BY FISCAL PERIOD
                                         --------------------------------------
                                                         2005-   2007-   THERE-
                                         TOTAL    2004   2006    2008    AFTER
                                         ------   ----   -----   -----   ------
Total debt(1)..........................  $1,517   $20    $ 78    $330    $1,089
Operating leases.......................     138    22      40      36        40
Residual value guarantees under certain
  leases...............................      29     3      --      26        --
                                         ------   ---    ----    ----    ------
Total..................................  $1,684   $45    $118    $392    $1,129
                                         ======   ===    ====    ====    ======

---------------

(1) Excludes fair value adjustment of notes of $46 million

     In addition to the obligations in the table, the company sponsors defined benefit pension plans that cover most of its U.S. employees and certain non-U.S. employees. The company's funding practice provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. Management expects funding for its retirement pension plans of approximately $150 million in fiscal 2004.

     The company also has retirement medical plans that cover the majority of its U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Management expects medical plan benefit payments of approximately $70 million in fiscal 2004.

     REVOLVING AND OTHER DEBT -- The company has two unsecured credit facilities, which mature on June 27, 2005: a three-year, $400-million revolving credit facility and a five-year, $750-million revolving credit facility.

     The credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. At September 30, 2003, the company was in compliance with all covenants.

     The company has $150 million remaining under the shelf registration filed with the SEC in April 2001 (see Note 14 of the Notes to Consolidated Financial Statements).

     LEASES -- One operating lease requires the company to maintain financial ratios that are similar to those required by the company's revolving credit agreements. At September 30, 2003, the company was in compliance with all covenants (see Note 14 of the Notes to Consolidated Financial Statements). The company has residual value guarantees of $29 million related to two of its leases.

     ACCOUNTS RECEIVABLE SECURITIZATION FACILITY -- As discussed in Note 7 of the Notes to Consolidated Financial Statements, the company participates in two accounts receivable securitization programs to improve financial flexibility and lower interest costs. ArvinMeritor Receivables Corporation (ARC), a wholly owned subsidiary of the company, has entered into an agreement to sell an undivided interest in up to $250 million of eligible trade receivables of certain U.S. subsidiaries to a group of banks. As of September 30, 2003 and 2002, the company had utilized $210 million and $105 million, respectively, of the accounts receivable securitization facility. In addition to the U.S. securitization program, Zeuna Starker had entered into an agreement to sell an undivided interest in up to 50 million euro of eligible trade receivables to a bank. As a result of the acquisition of the remaining 51-percent interest in Zeuna Starker, the company amended this agreement and continued selling receivables under this accounts receivable securitization program. As of September 30, 2003, the company had utilized 24 million euro ($27 million) of the accounts receivable securitization facility. The U.S. accounts receivable securitization program matures in September 2004 and the company expects to renew the facility at that time. The euro program matures in March 2005.

     In addition to its securitization programs, several of the company's European subsidiaries factor accounts receivable with financial institutions. Such receivables are factored without recourse to the company and are excluded from accounts receivable at September 30, 2003. The amounts of factored receivables were $47 million and $60 million at September 30, 2003 and 2002, respectively. There can be no assurance that this facility will be used or available to the company in the future.

     If the company's credit ratings were reduced to certain levels, or if certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facilities. At September 30, 2003, the company was in compliance with all covenants.

     On May 20, 2003, Standard & Poor's (S&P) downgraded the company's long-term debt to BB+ from BBB-. Borrowings under the company's revolving credit facilities are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based on the company's credit rating. As a result of the downgrading by S&P, the applicable margin over the LIBOR rate increased to 115 basis points from 105 basis points, and the facility fee increased to 22.5 basis points from 20.0 basis points. This increase had no material effect on interest expense, net and other for fiscal 2003. Also as a result of this downgrade, the method of determining bank reserves and receivables eligible for sale under the U.S. accounts receivable securitization facility was modified and the program fee increased to 50.0 basis points from
37.5 basis points. At September 30, 2003, the amount of receivables eligible for sale was reduced by approximately $40 million as a result of the downgrade.

     On July 8, 2003, following the announcement of the intended tender offer to acquire all of the outstanding shares of Dana Corporation, S&P and Moody's Investors Service placed the company on negative credit watch, indicating that the company's current credit ratings of BB+ and Baa3, respectively, are under review. These actions by the rating agencies had no impact on the cost or availability of borrowings under the revolving credit facilities or sales of receivables under the securitization facility.

TENDER OFFER

     On July 9, 2003, the company commenced a tender offer to acquire all of the outstanding shares of Dana Corporation (Dana) for $15.00 per share in cash. On July 22, 2003, Dana's Board of Directors recommended that its shareowners reject the company's initial cash tender offer. On November 17, 2003, the company increased its tender offer to $18.00 per share in cash and indicated it would terminate its offer on December 2, 2003 unless the Dana Board of Directors agreed to begin negotiating a definitive merger agreement. On November 24, 2003, following Dana's announcement that its Board of Directors recommended that its shareowners reject the company's increased offer, the company announced that it had terminated its $18.00 per share all cash tender offer. As a result of the company's decision to terminate its tender offer, the company expects to record a net charge of approximately $8 million ($5 million after-tax, or $0.07 per diluted share) in the first quarter of fiscal 2004. The pre-tax charge includes approximately $15 million of direct incremental acquisition costs incurred since the announcement of the tender offer and a gain of approximately $7 million related to the sale of Dana stock owned by the company.

     Further information concerning this tender offer can be found in the Schedule TO, as amended, filed by the company with the Securities and Exchange Commission (File No. 5-10058).

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies are those that are most important to the portrayal of the company's financial condition and results of operations. These policies require management's most difficult, subjective or complex judgments in the preparation of the financial statements and accompanying notes. Management makes estimates and assumptions about the effect of matters that are inherently uncertain, relating to the reporting of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Our most critical accounting policies are discussed below.

     PENSIONS -- The company's pension obligations are measured as of June 30. The U.S. plans include a qualified and non-qualified pension plan. Non-U.S. plans are primarily in the United Kingdom, Canada and Germany. The following are the assumptions used in the measurement of the projected benefit obligation
(PBO) and net periodic pension expense:

                                                   2003                  2002
                                            -------------------   -------------------
                                            U.S.     NON-U.S.     U.S.     NON-U.S.
                                            ----   ------------   ----   ------------
Assumptions as of June 30
     Discount rate........................  6.00%   5.50 - 6.25%  7.25%   6.00 - 6.75%
     Assumed return on plan assets........  8.50%   8.00 - 8.50%  8.50%   8.00 - 8.50%
     Rate of compensation increase........  3.75%   3.00 - 3.50%  4.25%   2.50 - 3.50%

     The discount rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. The company has typically used the corporate AA/Aa bond rate for this assumption. The assumed return on plan assets noted above represents a forward projection of the average rate of earnings expected on the pension assets. This rate is used in the calculation of assumed rate of return on plan assets, a component of net periodic pension expense. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

     The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the plans in 2004, is shown below (in millions):

                                            EFFECT ON ALL PLANS -- JUNE 30, 2003
                                   -------------------------------------------------------
                                                                  INCREASE
                                                                (DECREASE) IN    INCREASE
                                                                 ACCUMULATED    (DECREASE)
                                   PERCENTAGE     INCREASE          OTHER        IN 2004
                                     POINT      (DECREASE) IN   COMPREHENSIVE    PENSION
                                     CHANGE          PBO            LOSS         EXPENSE
                                   ----------   -------------   -------------   ----------
Assumption
     Discount rate...............  - 0.5 pts         $104            $62           $ 14
                                   + 0.5 pts         (98)            (64)           (12)
     Assumed return on plan
       assets....................  - 1.0 pts          NA              NA              9
                                   + 1.0 pts          NA              NA             (9)

---------------

NA -- Not Applicable

     RETIREE MEDICAL -- The company has retirement medical plans that cover the majority of its U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. The company's retiree medical obligations are measured as of June 30.

     The following are the assumptions used in the measurement of the accumulated projected benefit obligation (APBO):

                                                              2003   2002
                                                              ----   ----
Assumptions as of June 30
     Discount rate..........................................  6.00%  7.25%
     Health care cost trend rate (weighted average).........  8.00%  9.00%
     Ultimate health care trend rate........................  5.00%  5.00%
     Years to ultimate rate (2011)..........................     7      8

     The discount rate is the rate that the accumulated projected benefit obligation is determined using assumptions similar to the discount rate used for pensions. The health care cost trend rate represents the company's expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. The company's projection for fiscal 2004 is an increase in health care costs of 8.0 percent. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 5.0 percent by fiscal 2011 and remain at that level thereafter.

     A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

                                                              2003   2002
                                                              ----   ----
Effect on total of service and interest cost
     1% Increase............................................  $  4   $  4
     1% Decrease............................................    (4)    (4)
Effect on APBO
     1% Increase............................................    57     50
     1% Decrease............................................   (53)   (46)

     PRODUCT WARRANTIES -- The company's Commercial Vehicle Systems (CVS) and Light Vehicle Aftermarket (LVA) segments record product warranty costs at the time of shipment of products to customers. Warranty reserves are based primarily on factors, which include past claims experience, sales history, product manufacturing and engineering changes and industry developments. In addition, liabilities for product recall campaigns are recorded at the time the company's obligation is known and can be reasonably estimated. The company's Light Vehicle Systems (LVS) segment records product warranty liabilities based on its individual customer or warranty-sharing agreements. Product warranties are recorded for known warranty issues when amounts can be reasonably estimated.

     ASBESTOS -- There are three categories of reserves related to asbestos: unbilled committed settlements, pending claims, and shortfall and other. For purposes of establishing reserves for pending asbestos-related claims, Maremont (a subsidiary of the company) estimates its defense costs and indemnity based on the history and nature of filed claims to date and Maremont's experience since February 1, 2001. See Note 21 of Notes to Consolidated Financial Statements for additional information concerning asbestos-related reserves and recoveries.

     All such estimates of liabilities for asbestos-related claims are subject to considerable uncertainty because such liabilities are influenced by variables that are difficult to predict. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for asbestos-related claims, and the effect on the company, could differ materially from current estimates. Maremont records receivables from insurance companies for a substantial portion of the costs incurred defending against asbestos-related claims and any indemnity paid on those claims. Management believes that existing insurance coverage is adequate to cover substantially all costs relating to pending asbestos-related claims.

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

     IMPAIRMENT OF LONG-LIVED ASSETS, INCLUDING GOODWILL -- Long-lived assets, excluding goodwill, to be held and used are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when the carrying value exceeds the fair value. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less the cost to sell. Goodwill is reviewed annually, or more frequently if certain indicators arise, by using discounted cash flows and market multiples to determine the fair value of each reporting unit. An impairment loss may be recognized if the review indicates that the carrying value of the reporting unit exceeds its fair value.

     INCOME TAXES -- Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The company records a valuation allowance for which utilization of the deferred tax asset is uncertain. Management judgment is required in determining the company's provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the company's net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include: (a) historical operating results, (b) expectations of future earnings and (c) the extended period of time over which the retirement medical and pension liabilities will be paid.

NEW ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". The new standard requires one model of accounting for long-lived assets to be disposed of, and broadens the definition of discontinued operations to include a component of a segment. The company adopted this standard effective October 1, 2002. The adoption of SFAS 144 did not have an impact on the company's financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The new standard requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred, rather than at the time of commitment to an exit plan. The company adopted this standard for exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it assumes under the guarantee. This requirement applies to guarantees issued after December 31, 2002. Guarantees issued prior to January 1, 2003, are not subject to the recognition and measurement provisions of FIN 45 but are subject to expanded disclosure requirements. Disclosure of residual value guarantees under certain leases is included in Note 14 of the Notes to Consolidated Financial Statements and information related to indemnification agreements is included in Note 21 of the Notes to Consolidated Financial Statements. Disclosure related to the company's product warranty obligations is included in Note 12 of the Notes to Consolidated Financial Statements. The adoption of this accounting standard did not have a material impact on the company's results of operations or financial position in fiscal 2003.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation provides guidance on whether or not a variable interest entity, in which the company holds a variable interest, should be consolidated with the company. FIN 46 applied immediately to variable interest entities created after January 31, 2003. Variable interest entities created before February 1, 2003 are subject to the provisions of FIN 46 for the first interim period beginning after December 15, 2003. The company has chosen to adopt the provisions of FIN 46 in the fourth quarter of fiscal 2003. Upon adoption, the company recorded a $6 million charge ($4 million after-tax, or $0.06 per diluted share) as a cumulative effect of a change in accounting principle for the difference between the net book value of the leased assets and the company's obligation under one of its leases. The effect upon adoption to the company's financial position was to increase property and other assets by $50 million and increase long-term debt by $54 million. In connection with the sale of the exhaust tube manufacturing facility, the company repaid $23 million of the long-term debt that was consolidated by the company as a result of the adoption of FIN 46. In addition, management has determined that a wholly owned finance subsidiary trust of the company is a variable interest entity in which the company is not the primary beneficiary. As a result, the company no longer consolidates the trust, which issued $39 million of outstanding preferred capital securities, and has included as long-term debt $39 million of outstanding 9.5 percent junior subordinated debentures due to the trust. There was no impact to the company's financial position or results of operations as a result of the de-consolidation of the trust (see Note 14 of the Notes to Consolidated Financial Statements).

     Effective October 1, 2002, the company voluntarily changed to the fair value method of accounting for its stock-based compensation plans and began expensing the fair value of stock options. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method. The company has elected the modified prospective method, which allows for the recognition of compensation expense for the non-vested portion of previously issued stock options, as well as for new grants of stock options. The modified prospective method does not require restatement of prior period results. The company recorded compensation expense for fiscal 2003 of $7 million ($5 million after-tax, or $0.07 per diluted share). Disclosure of the impact for fiscal 2002 and 2001, if the fair value method had been applied for those periods, is included in Note 17 of the Notes to Consolidated Financial Statements.

INTERNATIONAL OPERATIONS

     Approximately 48 percent of the company's total assets as of September 30, 2003, and 46 percent of fiscal 2003 sales were outside North America. Management believes that international operations have significantly benefited the financial performance of the company. However, the company's international operations are subject to a number of risks inherent in operating abroad. There can be no assurance that these risks will not have a material adverse impact on the company's ability to increase or maintain its foreign sales or on its financial condition or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company is exposed to foreign currency exchange rate risk related to its transactions denominated in currencies other than the U.S. dollar and interest rate risk associated with the company's debt.

     It is difficult to predict the impact the euro and other currencies will have on the company's sales and operating income in the upcoming year. The company uses foreign exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables to help minimize the risk of loss from changes in exchange rates (see Note 15 of the Notes to Consolidated Financial Statements). The company also uses interest rate swaps to offset the effects on interest rate fluctuations on the fair value of its debt portfolio (see Note 14 of the Notes to Consolidated Financial Statements). It is the policy of the company not to enter into derivative instruments for speculative purposes, and therefore the company holds no derivative instruments for trading purposes.

     The company has performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of September 30, 2003, the analysis indicated that such market movements would not have a material effect on the company's business, financial condition or results of operations. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners of ArvinMeritor, Inc.
Troy, Michigan

     We have audited the accompanying consolidated balance sheets of ArvinMeritor, Inc. and subsidiaries (the "Company") as of September 30, 2003 and 2002, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the fiscal year ended September 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ArvinMeritor, Inc. and subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the fiscal year ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 3 to the consolidated financial statements, effective July 1, 2003, the Company changed its method of accounting for its interests in variable interest entities, and effective October 1, 2001, the company changed its method of accounting for goodwill.

DELOITTE & TOUCHE LLP
Detroit, Michigan
December 19, 2003

                               ARVINMERITOR, INC.

                        STATEMENT OF CONSOLIDATED INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                               2003      2002      2001
                                                              -------   -------   -------
Sales.......................................................  $ 7,788   $ 6,882   $ 6,805
Cost of sales...............................................   (7,044)   (6,142)   (6,106)
                                                              -------   -------   -------
GROSS MARGIN................................................      744       740       699
  Selling, general and administrative.......................     (435)     (388)     (396)
  Restructuring costs.......................................      (22)      (15)      (67)
  Gains on divestitures.....................................       22         6        --
  Goodwill amortization.....................................       --        --       (24)
  Other charges, net........................................       --        --       (17)
                                                              -------   -------   -------
OPERATING INCOME............................................      309       343       195
  Equity in earnings (losses) of affiliates.................        8        (3)        4
  Interest expense, net and other...........................     (104)     (105)     (136)
                                                              -------   -------   -------
INCOME BEFORE INCOME TAXES..................................      213       235        63
  Provision for income taxes................................      (68)      (75)      (21)
  Minority interests........................................       (5)      (11)       (7)
                                                              -------   -------   -------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE........      140       149        35
  Cumulative effect of accounting change....................       (4)      (42)       --
                                                              -------   -------   -------
NET INCOME..................................................  $   136   $   107   $    35
                                                              =======   =======   =======
BASIC EARNINGS PER SHARE
  Before cumulative effect of accounting change.............  $  2.09   $  2.24   $  0.53
  Cumulative effect of accounting change....................    (0.06)    (0.63)       --
                                                              -------   -------   -------
  Basic earnings per share..................................  $  2.03   $  1.61   $  0.53
                                                              =======   =======   =======
DILUTED EARNINGS PER SHARE
  Before cumulative effect of accounting change.............  $  2.06   $  2.22   $  0.53
  Cumulative effect of accounting change....................    (0.06)    (0.63)       --
                                                              -------   -------   -------
  Diluted earnings per share................................  $  2.00   $  1.59   $  0.53
                                                              =======   =======   =======
Basic Average Common Shares Outstanding.....................     66.9      66.4      66.1
                                                              =======   =======   =======
Diluted Average Common Shares Outstanding...................     67.9      67.2      66.1
                                                              =======   =======   =======

                 See Notes to Consolidated Financial Statements

                               ARVINMERITOR, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $  103   $   56
  Receivables (less allowance for doubtful accounts: 2003,
     $24; 2002, $18)........................................   1,327    1,251
  Inventories...............................................     543      458
  Other current assets......................................     266      211
                                                              ------   ------
          TOTAL CURRENT ASSETS..............................   2,239    1,976
                                                              ------   ------
NET PROPERTY................................................   1,332    1,179
GOODWILL....................................................     951      808
OTHER ASSETS................................................     731      688
                                                              ------   ------
          TOTAL ASSETS......................................  $5,253   $4,651
                                                              ======   ======
                     LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
  Short-term debt...........................................  $   20   $   15
  Accounts payable..........................................   1,311    1,123
  Compensation and benefits.................................     238      283
  Income taxes..............................................      31       65
  Other current liabilities.................................     278      257
                                                              ------   ------
          TOTAL CURRENT LIABILITIES.........................   1,878    1,743
                                                              ------   ------
LONG-TERM DEBT..............................................   1,541    1,474
RETIREMENT BENEFITS.........................................     683      512
OTHER LIABILITIES...........................................     188      123
MINORITY INTERESTS..........................................      64       58
SHAREOWNERS' EQUITY
  Common stock (2003, 71.0 shares issued and 68.5
     outstanding; 2002, 71.0 shares issued and 67.9
     outstanding)...........................................      71       71
  Additional paid-in capital................................     561      554
  Retained earnings.........................................     639      530
  Treasury stock (2003, 2.5 shares; 2002, 3.1 shares).......     (37)     (46)
  Unearned compensation.....................................     (12)     (12)
  Accumulated other comprehensive loss......................    (323)    (356)
                                                              ------   ------
          TOTAL SHAREOWNERS' EQUITY.........................     899      741
                                                              ------   ------
          TOTAL LIABILITIES AND SHAREOWNERS' EQUITY.........  $5,253   $4,651
                                                              ======   ======

                 See Notes to Consolidated Financial Statements

                               ARVINMERITOR, INC.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
OPERATING ACTIVITIES
  Income before cumulative effect of accounting change......  $ 140    $ 149    $  35
  Adjustments to income to arrive at cash provided by
     operating activities:
     Depreciation and other amortization....................    214      196      193
     Goodwill amortization..................................     --       --       24
     Gains on divestitures..................................    (22)      (6)      --
     Restructuring costs, net of expenditures...............      8      (37)      32
     Deferred income taxes..................................    (21)     (33)     (57)
     Pension and retiree medical expense....................     99       78       62
     Pension and retiree medical contributions..............   (163)    (136)     (97)
     Changes in assets and liabilities, excluding effects of
      acquisitions, divestitures and foreign currency
      adjustments:
       Receivable securitization............................     94     (106)     211
       Receivables..........................................    (21)    (144)      87
       Inventories..........................................    (12)      (1)     107
       Accounts payable.....................................     16       63        3
       Other current assets and liabilities.................    (90)      82        5
       Other assets and liabilities.........................     13       79       --
                                                              -----    -----    -----
CASH PROVIDED BY OPERATING ACTIVITIES.......................    255      184      605
                                                              -----    -----    -----
INVESTING ACTIVITIES
  Capital expenditures......................................   (193)    (184)    (206)
  Acquisitions of businesses and investments, net of cash
     acquired...............................................    (88)     (25)     (34)
  Proceeds from disposition of property and businesses......    109       11       30
                                                              -----    -----    -----
CASH USED FOR INVESTING ACTIVITIES..........................   (172)    (198)    (210)
                                                              -----    -----    -----
FINANCING ACTIVITIES
  Net increase (decrease) in revolving credit facilities....     26     (600)    (178)
  Payment of notes..........................................     --       --     (125)
  Payments on lines of credit and other.....................    (55)      --       --
  Proceeds from issuance of notes...........................     --      591       --
  Purchase of preferred capital securities..................     --      (18)     (17)
                                                              -----    -----    -----
Net payments on debt........................................    (29)     (27)    (320)
  Cash dividends............................................    (27)     (27)     (51)
  Purchases of treasury stock...............................     --       --      (31)
  Proceeds from exercise of stock options...................     --       22       --
                                                              -----    -----    -----
CASH USED FOR FINANCING ACTIVITIES..........................    (56)     (32)    (402)
                                                              -----    -----    -----
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON
  CASH......................................................     20        1       (8)
                                                              -----    -----    -----
CHANGE IN CASH..............................................     47      (45)     (15)
CASH AT BEGINNING OF YEAR...................................     56      101      116
                                                              -----    -----    -----
CASH AT END OF YEAR.........................................  $ 103    $  56    $ 101
                                                              =====    =====    =====

                 See Notes to Consolidated Financial Statements

                               ARVINMERITOR, INC.

                 STATEMENT OF CONSOLIDATED SHAREOWNERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
COMMON STOCK................................................   $  71      $  71      $  71
                                                               -----      -----      -----
ADDITIONAL PAID-IN CAPITAL
  Beginning balance.........................................     554        547        546
  Stock option expense......................................       7         --         --
  Exercise of stock options.................................      --          4         --
  Issuance of restricted stock and other....................      --          3          1
                                                               -----      -----      -----
  Ending balance............................................     561        554        547
                                                               -----      -----      -----
RETAINED EARNINGS
  Beginning balance.........................................     530        450        466
  Net income................................................     136        107         35
  Cash dividends (per share: 2003, $0.40; 2002, $0.40; 2001,
     $0.76).................................................     (27)       (27)       (51)
                                                               -----      -----      -----
  Ending balance............................................     639        530        450
                                                               -----      -----      -----
TREASURY STOCK
  Beginning balance.........................................     (46)       (69)       (53)
  Purchase of treasury stock................................      --         --        (31)
  Exercise of stock options.................................      --         18         --
  Issuance of restricted stock..............................       9          5         15
                                                               -----      -----      -----
  Ending balance............................................     (37)       (46)       (69)
                                                               -----      -----      -----
UNEARNED COMPENSATION
  Beginning balance.........................................     (12)       (12)        --
  Issuance of restricted stock..............................      (9)        (6)       (16)
  Compensation expense......................................       9          6          4
                                                               -----      -----      -----
  Ending balance............................................     (12)       (12)       (12)
                                                               -----      -----      -----
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Beginning balance.........................................    (356)      (336)      (237)
  Foreign currency translation adjustments..................     212         46        (53)
  Unrealized gain on marketable securities, net of tax......       3         --         --
  Minimum pension liability, net of tax.....................    (182)       (66)       (46)
                                                               -----      -----      -----
  Ending balance............................................    (323)      (356)      (336)
                                                               -----      -----      -----
          TOTAL SHAREOWNERS' EQUITY.........................   $ 899      $ 741      $ 651
                                                               =====      =====      =====
COMPREHENSIVE INCOME (LOSS)
  Net income................................................   $ 136      $ 107      $  35
  Foreign currency translation adjustments..................     212         46        (53)
  Unrealized gain on marketable securities, net of tax......       3         --         --
  Minimum pension liability, net of tax.....................    (182)       (66)       (46)
                                                               -----      -----      -----
          TOTAL COMPREHENSIVE INCOME (LOSS).................   $ 169      $  87      $ (64)
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

     The company's fiscal quarters end on the Sundays nearest December 31, March 31, and June 30 and its fiscal year ends on the Sunday nearest September 30. The 2003, 2002 and 2001 fiscal years ended on September 28, 2003, September 29, 2002 and September 30, 2001, respectively. All year and quarter references relate to the company's fiscal year and fiscal quarters unless otherwise stated.

     Certain prior year amounts have been reclassified to conform to current year presentation.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States (U.S.) requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Significant estimates and assumptions were used to value product warranty liabilities (see Note 12), retiree medical and pension obligations (see Notes 18 and 19), income taxes (see
Note 20), and contingencies including asbestos and environmental matters (see
Note 21).

  Consolidation and Joint Ventures

     The consolidated financial statements include the accounts of the company and those majority-owned subsidiaries in which the company has control. All significant intercompany accounts and transactions are eliminated in consolidation. The accounts and results of operations of controlled subsidiaries where ownership is greater than 50 percent, but less than 100 percent, are included in the consolidated results and are offset by a related minority interest expense and liability recorded for the minority interest ownership. Investments in affiliates that are not controlled or majority-owned are reported using the equity method of accounting (see Note 11). The company's consolidated financial statements also include those variable interest entities in which the company holds a variable interest and is the primary beneficiary (see Note 3).

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

  Impairment of Long-Lived Assets, Including Goodwill

     Long-lived assets, excluding goodwill, to be held and used are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when the carrying value exceeds the fair value. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Goodwill is reviewed for impairment annually, or more frequently if certain indicators arise, by using discounted cash flows and market multiples to determine the fair value of each reporting unit. An impairment loss may be recognized if the review indicates that the carrying value of the reporting unit exceeds its fair value.

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

     A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

                                                             SEPTEMBER 30,
                                                           ------------------
                                                           2003   2002   2001
                                                           ----   ----   ----
Basic average common shares outstanding..................  66.9   66.4   66.1
Impact of restricted stock...............................   0.9    0.4     --
Impact of stock options..................................   0.1    0.4     --
                                                           ----   ----   ----
Diluted average common shares outstanding................  67.9   67.2   66.1
                                                           ====   ====   ====

  Other

     Information relative to other accounting policies is included in the related notes, specifically, inventories (Note 8), customer reimbursable tooling and engineering (Note 9), property and depreciation (Note 10), capitalized software (Note 11), product warranties (Note 12), financial instruments (Note
15), stock options (Note 17), retirement medical plans (Note 18) retirement pension plans (Note 19), income taxes (Note 20) and environmental and asbestos (Note 21).

  New Accounting Standards

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard requires one model of accounting for long-lived assets to be disposed of, and broadens the definition of discontinued operations to include a component of a segment. The company adopted this standard effective October 1, 2002. The adoption of SFAS 144 did not have an impact on the company's financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The new standard requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred, rather than at the time of commitment to an exit plan. The company adopted this standard for exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it assumes under the guarantee. This requirement applies to guarantees issued after December 31, 2002. Guarantees issued prior to January 1, 2003, are not subject to the recognition and measurement provisions of FIN 45 but are subject to expanded disclosure requirements. Disclosure of residual value guarantees under certain leases is included in Note 14 and information related to indemnification agreements is included in Note 21. Disclosure related to the company's product warranty liabilities is included in Note 12.

                               ARVINMERITOR, INC.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation provides guidance on whether or not a variable interest entity, in which the company holds a variable interest, should be consolidated by the company. FIN 46 applied immediately to variable interest entities created after January 31, 2003. Variable interest entities created before February 1, 2003 are subject to the provisions of FIN 46 for the first interim period beginning after December 15, 2003. The company has chosen to adopt the provisions of FIN 46 in the fourth quarter of fiscal 2003. Disclosure of the impact of adopting FIN 46 is included in Note 3.

     Effective October 1, 2002, the company voluntarily changed to the fair value method of accounting for its stock-based compensation plans and began expensing the fair value of stock options. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method. The company has elected the modified prospective method, which allows for the recognition of compensation expense for the non-vested portion of previously issued stock options, as well as for new grants of stock options. The modified prospective method does not require restatement of prior period results. The company recorded compensation expense for fiscal 2003 of $7 million ($5 million after-tax, or $0.07 per diluted share) associated with the expensing of stock options. Disclosure of the impact for fiscal 2002 and 2001, if the fair value method had been applied, for those periods, is included in Note 17.

3.  ACCOUNTING CHANGES

     As discussed in Note 2, effective July 1, 2003 the company adopted FIN 46. The company determined that an entity related to one of its lease agreements is a variable interest entity in which the company had a variable interest, and accordingly, was consolidated. Management concluded that the company held a variable interest due to a residual value guarantee it is obligated for at the end of the lease agreement. Upon adoption, the company recorded a $6 million charge ($4 million after-tax, or $0.06 per diluted share) as a cumulative effect of a change in accounting principle for the difference between the net book value of the leased assets and the company's obligation under the lease. The effect of adopting this accounting change on the company's financial position was to increase property and other assets by $50 million and increase long-term debt by $54 million. Information related to the company's leases is included in
Note 14. In addition, management has determined that a wholly owned finance subsidiary trust of the company is a variable interest entity in which the company is not the primary beneficiary. As a result, the company no longer consolidates the trust. There was no impact to the company's financial position or results of operations as a result of the de-consolidation of the trust (see
Note 14).

     Effective October 1, 2001, the company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets", which requires goodwill to be subject to an annual impairment test, or more frequently if certain indicators arise, and also eliminates goodwill amortization. Upon adoption of SFAS 142, the company recorded an impairment loss on goodwill for its coil coating operations as a cumulative effect of a change in accounting principle of $42 million ($42 million after-tax, or $0.63 per diluted share) in the first quarter of fiscal 2002. Increased competition, consolidation in the coil coating applications industry and the struggling U.S. steel market caused a decrease in the fair value of this business. Information regarding changes in the carrying value of goodwill by segment is included in
Note 22.

     Fiscal 2001 net income would have been $55 million, or $0.83 per basic and diluted share had the company been accounting for goodwill under SFAS 142 for fiscal 2001.

4.  RESTRUCTURING COSTS

     The company has approved workforce reductions and facility consolidations in its Light Vehicle Systems (LVS) business segment. These measures follow the management realignment of the company's LVS

                               ARVINMERITOR, INC.

business and are also intended to address the competitive challenges in the automotive supplier industry. Additionally, the company has approved plans for a work force reduction and facility closure in its Light Vehicle Aftermarket (LVA) business segment. The LVA actions are a result of weak demand in the exhaust aftermarket business. During fiscal 2003, the company recorded restructuring costs totaling $22 million ($15 million after-tax, or $0.22 per diluted share) related to these programs. These costs included employee termination and benefit costs of $13 million related to a reduction of approximately 400 salaried and 400 hourly employees and $9 million associated with asset impairment costs from facility closures and the rationalization of operations. At September 30, 2003, $8 million of restructuring reserves relating to employee termination benefit payments remained in the consolidated balance sheet. The company expects $6 million of the balance to be paid in fiscal 2004 with the remaining amounts being paid in fiscal 2005 and 2006.

     Also in fiscal 2003, the company recorded restructuring costs of $5 million that were incurred as a result of the integration of Zeuna Starker GmbH & Co. KG (Zeuna Starker) into the Light Vehicle Systems business. These costs relate to severance and other termination benefits associated with approximately 300 employees of Zeuna Starker. The acquisition was accounted for using the purchase method of accounting and these restructuring costs were reflected in the purchase price allocation. At September 30, 2003, $4 million of restructuring reserves related to this integration remained in the consolidated balance sheet. The company expects a significant portion of the balance to be paid in fiscal 2004.

     In the first quarter of fiscal 2002, as part of a plan to reduce fixed costs, the company recorded a restructuring charge of $15 million ($10 million after-tax, or $0.15 per diluted share) for severance and other employee costs related to a net reduction of approximately 450 salaried employees. All such employees have been terminated under this restructuring action.

     During fiscal 2001, the company recorded a net restructuring charge of $67 million ($45 million after-tax, or $0.68 per diluted share). The restructuring charge was net of approximately $4 million of restructuring reserves established in fiscal 2000 that were reversed due to a change in circumstances. The fiscal 2001 net charges include employee termination benefits of $48 million related to a net reduction of approximately 1,350 employees, with the balance primarily associated with asset impairment costs from the rationalization of operations. All such employees have been terminated under this restructuring action.

     In fiscal 2001, the company also recorded approximately $34 million of restructuring costs that were incurred as a result of the ArvinMeritor merger and were reflected in the purchase price allocation. These costs include approximately $17 million related to a net reduction of approximately 1,200 employees, with the balance associated with asset impairment costs from the rationalization of operations. All such employees have been terminated under this restructuring action.

                               ARVINMERITOR, INC.

     A summary of the changes in the restructuring reserves is as follows (in millions):

                                           EMPLOYEE
                                          TERMINATION     ASSET
                                           BENEFITS     IMPAIRMENT   OTHER   TOTAL
                                          -----------   ----------   -----   -----
Balance at September 30, 2000...........     $ 16          $ --      $ --    $ 16
Activity during the period:
  Charges to expense....................       48            19         4      71
  Purchase accounting...................       17            17        --      34
  Asset write-offs......................       --           (36)       --     (36)
  Cash payments.........................      (32)           --        (3)    (35)
  Reversals.............................       (4)           --        --      (4)
                                             ----          ----      ----    ----
Balance at September 30, 2001...........       45            --         1      46
Activity during the period:
  Charges to expense....................       15            --        --      15
  Cash payments.........................      (51)           --        (1)    (52)
                                             ----          ----      ----    ----
Balance at September 30, 2002...........        9            --        --       9
Activity during the period:
  Charges to expense....................       13             9        --      22
  Purchase accounting...................        5            --        --       5
  Asset write-offs......................       --            (9)       --      (9)
  Cash payments.........................      (14)           --        --     (14)
                                             ----          ----      ----    ----
Balance at September 30, 2003...........     $ 13          $ --      $ --    $ 13
                                             ====          ====      ====    ====

5.  ACQUISITIONS AND DIVESTITURES

     In 1998, the company acquired a 49-percent interest in Zeuna Starker, a German air and emissions systems company. In the second quarter of fiscal 2003, the company purchased the remaining 51-percent interest in Zeuna Starker for a net purchase price of $69 million. At September 30, 2003, the company has initially recorded $107 million of goodwill associated with the purchase price allocation. Incremental sales from Zeuna Starker were $550 million in fiscal 2003.

     As part of the company's long-term strategy to be less vertically integrated and to focus on core competencies, the company divested its exhaust tube manufacturing facility during the fourth quarter of fiscal 2003. The company received $67 million in cash, resulting in a gain of $36 million. The company will continue to purchase exhaust tubing from the buyer through a supply agreement through 2006. Management concluded that due to the supply agreement terms, a portion of the gain should be deferred and recognized as income over the supply agreement term. During fiscal 2003, $20 million ($14 million after-tax, or $0.21 per diluted share) of the gain was recognized as a gain on divestiture, with the remaining amount to be recognized in fiscal years 2004 through 2006. In connection with this transaction, the company used $23 million of the proceeds to repay a portion of the long term debt, associated with this facility, that was consolidated by the company as a result of the adoption of FIN 46 (see Note 3).

     The company completed the sale of net assets related to the manufacturing and distribution of its off-highway planetary axle products in the second quarter of fiscal 2003 for $36 million, resulting in a gain on divestiture of $2 million ($1 million after-tax, or $0.01 per diluted share). Sales of off-highway planetary axle products were approximately $110 million in fiscal 2002. The company did not consider these products core to its commercial vehicle systems business.

                               ARVINMERITOR, INC.

     In the third quarter of fiscal 2002, the company completed the sale of its exhaust accessories manufacturing operations for $11 million in cash, resulting in a gain of $6 million ($4 million after-tax, or $0.06 per diluted share). The company did not consider this operation core to its aftermarket exhaust business in North America.

6.  OTHER CHARGES, NET

     During fiscal 2001, the company recorded a charge of $12 million ($8 million after-tax, or $0.12 per diluted share) for an employee separation agreement and $5 million ($3 million after-tax, or $0.05 per diluted share) for additional environmental liability costs.

7.  ACCOUNTS RECEIVABLE SECURITIZATION AND FACTORING

     The company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, special purpose subsidiary. ARC has entered into an agreement to sell an undivided interest in up to $250 million of eligible receivables to certain bank conduits that fund their purchases through the issuance of commercial paper. As of September 30, 2003 and 2002 the company had utilized $210 million and $105 million, respectively, of the U.S. accounts receivable securitization facility. As of September 30, 2003 and 2002 the banks had a preferential interest in $255 million and $201 million, respectively, of the remainder of the receivables held at ARC to secure the obligation under the U.S. accounts receivable securitization facility.

     Zeuna Starker had entered into an agreement to sell an undivided interest in up to 50 million euro of eligible trade receivables to a bank that funds its purchases through the issuance of commercial paper. As a result of the acquisition of the remaining 51-percent interest in Zeuna Starker, the company amended this agreement and continued to sell receivables under this program. As of September 30, 2003, the company had utilized 24 million euro ($27 million) of this accounts receivable securitization facility. As of September 30, 2003, the bank had a preferential interest in 4 million euro ($5 million) of the remainder of the receivables held at Zeuna Starker to secure the obligation under the asset securitization facility.

     The company does not have a retained interest in the receivables sold, but does perform collection and administrative functions. The receivables under these programs were sold at fair market value and a discount on the sale was recorded in interest expense, net and other. A discount of $5 million, $6 million and $3 million was recorded in fiscal years 2003, 2002 and 2001, respectively. The gross amount of proceeds received from the sale of receivables under these programs was $2,771 million, $2,351 million and $711 million for fiscal 2003, 2002 and 2001 respectively. The U.S. accounts receivable securitization program and the euro program mature in September 2004 and March 2005, respectively.

     If the company's credit ratings were reduced to certain levels, or if certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facilities. At September 30, 2003, the company was in compliance with all covenants.

     In addition to its securitization programs, several of the company's European subsidiaries factor eligible accounts receivables with financial institutions. The receivables are factored without recourse to the company and are excluded from accounts receivable. The amounts of factored receivables were $47 million and $60 million at September 30, 2003 and 2002, respectively.

                               ARVINMERITOR, INC.

8.  INVENTORIES

     Inventories are stated at the lower of cost (using LIFO, FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Finished goods..............................................  $252    $207
Work in process.............................................   136     131
Raw materials, parts and supplies...........................   200     171
                                                              ----    ----
          Total.............................................   588     509
Less allowance to adjust the carrying value of certain
  inventories (FIFO value: 2003, $67; 2002, $78) to a LIFO
  basis.....................................................   (45)    (51)
                                                              ----    ----
          Inventories.......................................  $543    $458
                                                              ====    ====

9.  OTHER CURRENT ASSETS

     Other Current Assets are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Current deferred income taxes (see Note 20).................  $124    $116
Customer reimbursable tooling and engineering...............    74      33
Asbestos-related recoveries (see Note 21)...................    13      20
Prepaid and other...........................................    55      42
                                                              ----    ----
Other Current Assets........................................  $266    $211
                                                              ====    ====

     Costs incurred for engineering and tooling projects, principally for light vehicle products, for which customer reimbursement is contractually guaranteed are classified as customer reimbursable tooling and engineering in Other Current Assets. These costs are billed to the customer upon completion of the engineering or tooling project. Provisions for losses are provided at the time management expects costs to exceed anticipated customer reimbursement.

10.  NET PROPERTY

     Property is stated at cost. Depreciation of property is based on estimated useful lives, generally using the straight-line method. Estimated useful lives for buildings and improvements range from 10 to 50 years and estimated useful lives for machinery and equipment range from 3 to 20 years. Significant renewals and betterments are capitalized, and disposed or replaced property is written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense. Company-owned tooling is classified as property and depreciated over the shorter of its expected life or the life of the related vehicle platform, generally not to exceed three years.

                               ARVINMERITOR, INC.

     Net Property is summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                            -----------------
                                                             2003      2002
                                                            -------   -------
Property at cost:
  Land and land improvements..............................  $    78   $    61
  Buildings...............................................      517       437
  Machinery and equipment.................................    1,904     1,677
  Company-owned tooling...................................      209       212
  Construction in progress................................      109       103
                                                            -------   -------
Total.....................................................    2,817     2,490
Less accumulated depreciation.............................   (1,485)   (1,311)
                                                            -------   -------
Net Property..............................................  $ 1,332   $ 1,179
                                                            =======   =======

11.  OTHER ASSETS

     Other Assets are summarized as follows (in millions):

                                                             SEPTEMBER 30,
                                                            ----------------
                                                            2003        2002
                                                            ----        ----
Long-term deferred income taxes (see Note 20).............  $283        $187
Investments in affiliates.................................    88         167
Prepaid pension costs (see Note 19).......................    32          98
Fair value of interest rate swaps (see Note 15)...........    46          48
Capitalized software costs, net...........................    42          44
Asbestos-related recoveries (see Note 21).................    63          39
Trademarks................................................    26          23
Patents, licenses and other intangible assets (less
  accumulated amortization of $6 and $5 at September 30,
  2003 and 2002, respectively)............................    33          18
Other.....................................................   118          64
                                                            ----        ----
Other Assets..............................................  $731        $688
                                                            ====        ====

     At September 30, 2003 and 2002, the company had investments in ten and twelve joint ventures, respectively, which were accounted for using the equity method of accounting. As discussed in Note 5, in the second fiscal quarter of 2003, the company purchased the remaining 51% interest in Zeuna Starker. Prior to this transaction, the company's investment in Zeuna Starker was accounted for using the equity method and was included in Investment in Affiliates.

     In accordance with the provisions of Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the economic useful life.

     The company's trademarks, which were determined to have an indefinite life, are not amortized. Patents, licenses and other intangible assets are amortized over their contractual or estimated useful lives, as appropriate. The company recorded $7 million of other intangible assets, related to tradenames and customer relationships in connection with the acquisition of Zeuna Starker. The company anticipates amortization

                               ARVINMERITOR, INC.

expense for patents, licenses and other intangible assets of approximately $3 million per year for fiscal 2004 and 2005, $2 million in fiscal 2006 and $1 million per year for fiscal 2007 and 2008.

12.  OTHER CURRENT LIABILITIES

     Other Current Liabilities are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Product warranties..........................................  $ 86    $ 85
Taxes other than income taxes...............................    38      37
Asbestos (see Note 21)......................................    13      20
Interest....................................................    12      12
Restructuring (see Note 4)..................................    13       9
Environmental (see Note 21).................................    11       8
Other.......................................................   105      86
                                                              ----    ----
Other Current Liabilities...................................  $278    $257
                                                              ====    ====

     The company's Commercial Vehicle Systems (CVS) and Light Vehicle Aftermarket (LVA) segments record product warranty costs at the time of shipment of products to customers. Warranty reserves are primarily based on factors, which include past claims experience, sales history, product manufacturing and engineering changes and industry developments. Liabilities for product recall campaigns are recorded at the time the company's obligation is known and can be reasonably estimated. As of September 30, 2003 and 2002, product warranties included a product recall campaign liability associated with TRW model 20-EDL tie rod ends (see Note 21).

     The company's LVS segment records product warranty liabilities based on individual customer or warranty-sharing agreements. Product warranties are recorded for known warranty issues when amounts can be reasonably estimated.

     A summary of the changes in product warranties is as follows (in millions):

                                                              2003   2002
                                                              ----   ----
Product warranties -- beginning of year.....................  $ 85   $ 91
  Accruals for product warranties...........................    45     35
  Accruals for product recall campaigns.....................     1     16
  Increase in product warranties due to acquisition.........     7     --
  Payments..................................................   (58)   (58)
  Change in estimates and other.............................     6      1
                                                              ----   ----
Product warranties -- end of year...........................  $ 86   $ 85
                                                              ====   ====

13.  OTHER LIABILITIES

     Other Liabilities are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Asbestos (see Note 21)......................................  $ 69    $ 46
Environmental (see Note 21).................................    22      26
Other.......................................................    97      51
                                                              ----    ----
Other Liabilities...........................................  $188    $123
                                                              ====    ====

                               ARVINMERITOR, INC.

14.  LONG-TERM DEBT

     Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
6 5/8 percent notes due 2007................................  $  199   $  199
6 3/4 percent notes due 2008................................     100      100
7 1/8 percent notes due 2009................................     150      150
6.8 percent notes due 2009..................................     499      499
8 3/4 percent notes due 2012................................     400      400
9.5 percent subordinated debentures due 2027................      39       39
Bank revolving credit facilities............................      53       27
Lines of credit and other...................................      75       27
Fair value adjustment of notes..............................      46       48
                                                              ------   ------
  Subtotal..................................................   1,561    1,489
Less current maturities.....................................     (20)     (15)
                                                              ------   ------
Long-Term Debt..............................................  $1,541   $1,474
                                                              ======   ======

  Debt Securities

     On April 12, 2001, the company filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities to be offered in one or more series on terms determined at the time of sale. On February 26, 2002, the company completed a public offering of debt securities under the shelf registration consisting of $400 million 10-year fixed-rate 8 3/4 percent notes due March 1, 2012. The notes were offered to the public at 100 percent of their principal amount. On July 1, 2002, the company completed a second public offering of debt securities under the shelf registration consisting of $200 million 5-year fixed-rate 6 5/8 percent notes due June 15, 2007. The notes were offered to the public at 99.684 percent of their principal amount. The proceeds from both offerings, net of underwriting discounts and commissions, were used to reduce outstanding indebtedness under the revolving credit facilities and for general corporate purposes.

  Subordinated Debentures

     In January 1997, Arvin Capital I (the trust), a wholly owned finance subsidiary trust of ArvinMeritor, issued 9.5 percent Company-Obligated Mandatorily Redeemable Preferred Capital Securities of a Subsidiary Trust (preferred capital securities), due February 1, 2027, and callable in February 2007 at a premium and in February 2017 at par. The proceeds from the capital securities are invested entirely in 9.5 percent junior subordinated debentures of the company, which are the sole assets of the trust. The company fully and unconditionally guarantees the trust's obligation to the holders of the preferred capital securities.

     Prior to fiscal 2003, the trust was consolidated by the company and the preferred capital securities were included in the consolidated balance sheet. During the fourth quarter of fiscal 2003, the company adopted FIN 46. Under the provisions of FIN 46, it was determined that the trust is a variable interest entity in which the company does not have a variable interest and therefore is not the primary beneficiary. Upon adoption of FIN 46, the company no longer consolidates the trust, which issued the $39 million of outstanding preferred capital securities, and has included in long-term debt $39 million of junior subordinated debentures due to the trust. There was no impact to net income as a result of the de-consolidation of the trust.

                               ARVINMERITOR, INC.

 Bank Revolving Credit Facilities

     The company has two unsecured credit facilities, which mature on June 27, 2005: a three-year, $400-million revolving credit facility and a five-year, $750-million revolving credit facility. Borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company's credit rating. At September 30, 2003, the margin over the LIBOR rate was 115 basis points, and the facility fee was 22.5 basis points.

 Interest Rate Swap Agreements

     The company entered into two interest rate swap agreements in March 2002. These swap agreements, in effect, converted $300 million notional amount of the 8 3/4 percent notes and $100 million notional amount of the 6.8 percent notes to variable interest rates. The fair value of the swaps was $46 million and $48 million as of September 30, 2003 and 2002, respectively, and is recorded in other assets, with an offsetting amount recorded in long-term debt. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent and 6.8 percent on notional amounts of $300 million and $100 million, respectively, and pays variable rates based on 3-month LIBOR plus a weighted-average spread of 2.51 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other.

 Leases

     The company has entered into agreements to lease certain manufacturing and administrative assets. Under two of the agreements, the assets are held by variable interest entities, which were established and are owned by independent third parties who provide financing through debt and equity participation. The company has determined that it has a variable interest in one of the variable interest entities, due to a residual value guarantee that obligates the company, not the third party owners, to absorb a majority of the variable interest entity's losses. The assets and liabilities of this variable interest entity were consolidated in the fourth quarter of fiscal 2003 and are included in Net Property, Other Assets and Long Term Debt in the consolidated balance sheet at September 30, 2003 (see Note 3).

     Management has concluded that the company's other leasing arrangements are not with variable interest entities, and therefore such entities are not subject to consolidation by the company. The company has provided $29 million of residual value guarantees of which $3 million are associated with its unconsolidated leasing arrangements.

     Future minimum lease payments under these and other operating leases are $22 million in 2004, $21 million in 2005, $19 million in 2006, $18 million in 2007, $18 million in 2008 and $40 million thereafter. These amounts reflect the future minimum lease payments under the existing agreements, discussed above.

 Covenants

     The credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. In addition, an operating lease requires the company to maintain financial ratios that are similar to those required under the company's credit facilities. At September 30, 2003, the company was in compliance with all covenants.

                               ARVINMERITOR, INC.

15. FINANCIAL INSTRUMENTS

     The company's financial instruments include cash and cash equivalents, marketable securities, short-term debt, long-term debt, interest rate swaps, and foreign exchange contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its interest rate and foreign exchange rate exposures. The company's interest rate swap agreements are discussed in
Note 14.

 Foreign Exchange Contracts

     The company uses foreign exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables. These contracts help minimize the risk of loss from changes in exchange rates and are generally of short duration (less than three months). The company has elected not to designate the foreign exchange contracts as hedges, therefore, changes in the fair value of the foreign exchange contracts are recognized in operating income. The net income impact of recording these contracts at fair value in fiscal 2003 and 2002 did not have a significant effect on the company's results of operations. In addition, as of September 30, 2003 and 2002, the fair value of foreign exchange contracts was not material. The company does not enter into derivative instruments for speculative purposes.

 Fair Value

     Fair values of financial instruments are summarized as follows (in millions):

                                                             SEPTEMBER 30,
                                       ---------------------------------------------------------
                                                  2003                          2002
                                       ---------------------------   ---------------------------
                                       CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
                                       --------------   ----------   --------------   ----------
Cash and cash equivalents............      $  103         $  103         $   56         $   56
Marketable securities................          17             17             --             --
Interest rate swaps -- asset.........          46             46             48             48
Short-term debt......................          20             20             15             15
Long-term debt.......................       1,541          1,533          1,474          1,473

     Cash and cash equivalents -- All highly liquid investments purchased with maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments.

     Marketable securities -- Fair values are based on current market prices of the underlying investment.

     Interest rate swaps -- Fair values are estimated by obtaining quotes from external sources.

     Short-term debt -- The carrying value of short-term debt approximates fair value because of the short maturity of these borrowings.

     Long-term debt -- Fair values are based on the company's current incremental borrowing rate for similar types of borrowing arrangements.

16. CAPITAL STOCK

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

                               ARVINMERITOR, INC.

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

     The company has reserved approximately 15.6 million shares of Common Stock in connection with its Long-Term Incentives Plan (the LTIP), Directors Stock Plan, Incentive Compensation Plan, 1998 and 1988 Stock Benefit Plans, and Employee Stock Benefit Plan for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and stock awards to key employees and directors. At September 30, 2003, there were 4.2 million shares available for future grants under these plans.

 Restricted Stock

     Restricted stock grants to officers and other employees are summarized as follows:

                                        GRANT    NUMBER OF                    TOTAL       RECOGNITION
GRANT DATE:                             PRICE     SHARES     DATE VESTED   COMPENSATION     PERIOD
-----------                            -------   ---------   -----------   ------------   -----------
November 2002(1,2)...................  $15.320    572,300     Nov. 2005    $ 9 million      3 years
January 2002(1)......................  $19.640    291,000     Jan. 2005    $ 6 million      3 years
July 2001(3).........................  $18.850    681,832     July 2006    $13 million      3 years
January 2001(1)......................  $11.375    296,900     Jan. 2004    $ 3 million      3 years

---------------
(1) The company granted shares of restricted stock to certain employees in accordance with the LTIP and the Employee Stock Benefit Plan. The restricted shares are subject to continued employment by the employee and vest after three years.

(2) Includes shares of restricted stock awarded to the company's officers. Vesting of these shares is also subject to satisfaction of conditions related to the company's financial performance.

(3) In June 2001, the company commenced an offer to exchange certain outstanding stock options for restricted shares of the company's Common Stock. All outstanding stock options issued under the LTIP, the Employee Stock Benefit Plan, the 1998 and the 1988 Stock Benefit Plans (together, "the plans") that were held by active employees and had an exercise price of $22.25 or more per share (except options that expired in June 2001) were eligible for exchange. The exchange rate was based on a percentage of the present value of the options and the market price of the Common Stock on May 25, 2001 of $15.31 per share. In July 2001, 2,810,471 eligible options were cancelled and restricted shares of Common Stock were issued under the plans in exchange for those options. The restricted stock will vest in July 2006, if the holder remains an active employee through that period, or earlier if certain performance measures are achieved. Total compensation related to the exchange is being expensed over a three-year recognition period assuming that the performance measures will be met. During fiscal 2001, certain restricted stock issued with this exchange vested early, resulting in the recognition of compensation expense of $2 million.

     As the grant of restricted stock relates to future service, the total compensation expense is recorded as unearned compensation and is shown as a separate reduction of shareowners' equity. The unearned compensation is expensed over the vesting period. The company granted the restricted stock from treasury shares, and cash dividends on the restricted stock are reinvested in additional shares of Common Stock during the period. Total compensation expense recognized for restricted stock was $9 million, $6 million, and $4 million for fiscal years 2003, 2002 and 2001 respectively.

  Treasury Stock

     In July 2000, the board of directors authorized a program to repurchase up to $100 million of the company's Common Stock. This program was terminated in November 2001. Prior to the termination, 5.4 million shares of ArvinMeritor Common Stock were purchased at an aggregate cost of approximately $84 million, or an average of $15.39 per share.

                               ARVINMERITOR, INC.

     During fiscal 2003, approximately 0.6 million shares of treasury stock were issued in connection with the exercise of stock options and issuance of restricted stock under the company's incentive plans.

17.  STOCK OPTIONS

     Under the company's incentive plans, stock options are granted at prices equal to the fair value on the date of grant and have a maximum term of 10 years. Stock options vest over a three year period from the date of grant.

     Information relative to stock options is as follows (shares in thousands, exercise price represents a weighted average):

                                  2003                2002                2001
                            -----------------   -----------------   -----------------
                                     EXERCISE            EXERCISE            EXERCISE
                            SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                            ------   --------   ------   --------   ------   --------
Outstanding -- beginning
  of year.................  4,890     $23.16     4,692    $23.00     6,395    $28.04
Granted...................  1,127      15.35     1,553     19.93     1,573     15.06
Exercised.................    (57)     16.31    (1,172)    18.35        (2)    19.31
Conversion to restricted
  stock(1)................     --         --        --        --    (2,810)    29.98
Cancelled or expired......   (468)     27.18      (183)    22.57      (464)    24.82
                            -----               ------              ------
Outstanding -- end of
  year....................  5,492      21.29     4,890     23.16     4,692     23.00
                            =====               ======              ======
Exercisable -- end of
  year....................  3,102      24.48     2,533     27.58     3,273     25.86
                            =====               ======              ======

---------------
(1) In July 2001, certain stock options were converted to restricted shares of Common Stock (see Note 16).

     The following table provides additional information about outstanding stock options at September 30, 2003 (shares in thousands, exercise price represents a weighted average):

                                                     OUTSTANDING               EXERCISABLE
                                            -----------------------------   -----------------
EXERCISE                                             REMAINING   EXERCISE            EXERCISE
PRICE RANGE                                 SHARES     YEARS      PRICE     SHARES    PRICE
-----------                                 ------   ---------   --------   ------   --------
$14.00 to $22.00..........................  3,781       7.8       $17.34    1,411     $17.76
$22.01 to $32.00..........................  1,410       3.0        28.28    1,390      28.32
$32.01 to $41.00..........................    301       2.3        38.21      301      38.21
                                            -----                           -----
                                            5,492                           3,102
                                            =====                           =====

     As discussed in Note 2, effective October 1, 2002, the company voluntarily changed its accounting for stock options granted under its various stock-based compensation plans and began expensing the fair value of stock options. If the company had expensed the fair value of stock options for fiscal 2002 and 2001, the

                               ARVINMERITOR, INC.

company's net income and earnings per share would have been reduced to the pro forma amounts shown below (in millions, except per share amounts).

                                                          FISCAL YEAR ENDED
                                                            SEPTEMBER 30,
                                                        ---------------------
                                                        2003    2002    2001
                                                        -----   -----   -----
Net income as reported................................  $ 136   $ 107   $  35
Add: stock option expense included in reported net
  income, net of tax..................................      5      --      --
Less: stock option expense determined under the fair
  value method, net of tax............................     (5)     (3)     (3)
                                                        -----   -----   -----
Pro forma net income..................................  $ 136   $ 104   $  32
                                                        =====   =====   =====
Earnings per share:
  Basic -- as reported................................  $2.03   $1.61   $0.53
  Basic -- pro forma..................................  $2.03   $1.57   $0.48
  Diluted -- as reported..............................  $2.00   $1.59   $0.53
  Diluted -- pro forma................................  $2.00   $1.55   $0.48

     The weighted average fair values of options granted were $5.20, $6.81 and $3.93 per share in fiscal 2003, 2002 and 2001, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes pricing model and the following assumptions:

                                                        2003     2002     2001
                                                        ----     ----     ----
Average risk-free interest rate.......................   3.1%     5.1%     5.7%
Expected dividend yield...............................   1.7%     1.7%     5.0%
Expected volatility...................................  40.0%    36.0%    37.0%
Expected life (years).................................     5        5        5

18.  RETIREMENT MEDICAL PLANS

     ArvinMeritor has retirement medical plans that cover the majority of its U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement.

     The company's retiree medical obligations are measured as of June 30. The following are the assumptions used in the measurement of the accumulated projected benefit obligation (APBO):

                                                              2003   2002
                                                              ----   ----
Assumptions as of June 30
  Discount rate.............................................  6.00%  7.25%
  Health care cost trend rate (weighted average)............  8.00%  9.00%
  Ultimate health care trend rate...........................  5.00%  5.00%
  Years to ultimate rate (2011).............................     7      8

     The discount rate is used to calculate the present value of the APBO. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has typically used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company's expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. The company's projection for fiscal 2004 is an increase in health care costs of 8.0 percent.

                               ARVINMERITOR, INC.

     The APBO as of the June 30 measurement date is summarized as follows (in millions):

APBO                                                          2003   2002
----                                                          ----   ----
Retirees....................................................  $603   $502
Employees eligible to retire................................    17     17
Employees not eligible to retire............................    62     57
                                                              ----   ----
Total.......................................................  $682   $576
                                                              ====   ====

     The following reconciles the change in the APBO and the amounts included in the consolidated balance sheet (in millions):

                                                              2003    2002
                                                              -----   -----
APBO -- beginning of year...................................  $ 576   $ 542
  Service cost..............................................      4       4
  Interest cost.............................................     40      38
  Plan amendments...........................................     --     (36)
  Actuarial losses..........................................    127      88
  Benefit payments..........................................    (65)    (60)
                                                              -----   -----
APBO -- end of year.........................................    682     576
Items not yet recognized in the balance sheet
  Plan amendments...........................................     34      40
  Actuarial (losses)/gains:
  Discount rate.............................................   (138)    (60)
  Health care cost trend rate...............................    (35)      4
  Demographic and other.....................................   (245)   (251)
                                                              -----   -----
Retiree medical liability...................................  $ 298   $ 309
                                                              =====   =====

     The increase in the APBO was driven primarily by actuarial losses. The actuarial losses resulted from the decrease in the discount rate assumption and unfavorable health care cost trend experience. The demographic and other actuarial losses relate to earlier than expected retirements due to certain plant closings and restructuring actions. In accordance with Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other than Pensions", a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the average expected remaining service life, which is approximately 14 years. Union plan amendments are generally amortized over the contract period, or 3 years. In fiscal 2002, the company approved changes to certain retiree medical plans. These plan amendments were implemented in fiscal 2003 and were reflected in the APBO as of September 30, 2002.

     The retiree medical liability is included in the consolidated balance sheet as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Current -- included in compensation and benefits............  $ 65    $ 60
Long-term -- included in retirement benefits................   233     249
                                                              ----    ----
Retiree medical liability...................................  $298    $309
                                                              ====    ====

                               ARVINMERITOR, INC.

     The components of retiree medical expense are as follows (in millions):

                                                            2003   2002   2001
                                                            ----   ----   ----
Service cost..............................................  $ 4    $ 4    $ 4
Interest cost.............................................   40     38     36
Amortization of --
     Prior service cost...................................   (5)    (3)    (3)
     Actuarial gains and losses...........................   17     12      4
                                                            ---    ---    ---
Retiree medical expense...................................  $56    $51    $41
                                                            ===    ===    ===

     A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

                                                              2003   2002
                                                              ----   ----
Effect on total service and interest cost
     1% Increase............................................  $  4   $  4
     1% Decrease............................................    (4)    (4)
Effect on APBO
     1% Increase............................................    57     50
     1% Decrease............................................   (53)   (46)

19.  RETIREMENT PENSION PLANS

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

     The company's pension obligations are measured as of June 30. The U.S. plans include a qualified and non-qualified pension plan. The Non-U.S. plans include plans primarily in the United Kingdom, Canada and Germany. The following are the assumptions used in the measurement of the projected benefit obligation
(PBO) and net periodic pension expense:

                                                   2003                   2002
                                           --------------------   --------------------
                                           U.S.      NON U.S.     U.S.      NON U.S.
                                           -----   ------------   -----   ------------
Assumptions as of June 30
     Discount Rate.......................  6.00%   5.50 - 6.25%   7.25%   6.00 - 6.75%
     Assumed return on plan assets.......  8.50%   8.00 - 8.50%   8.50%   8.00 - 8.50%
     Rate of compensation increase.......  3.75%   3.00 - 3.50%   4.25%   2.50 - 3.50%

     The discount rate is used to calculate the present value of the PBO. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments. The company has typically used the corporate AA/Aa bond rate for this assumption. The assumed return on plan assets noted above represents a forward projection of the average rate of earnings expected on the pension assets.

                               ARVINMERITOR, INC.

This rate is used in the calculation of assumed rate of return on plan assets, a component of net periodic pension expense. The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans. This rate was reduced in fiscal 2003 in the U.S. to 3.75% from 4.25% to reflect management's expectations of future compensation increases.

     The following table reconciles the change in the PBO and the change in plan assets (in millions):

                                                     2003                        2002
                                           -------------------------   -------------------------
                                           U.S.    NON U.S.   TOTAL    U.S.    NON U.S.   TOTAL
JUNE 30 MEASUREMENT DATE                   -----   --------   ------   -----   --------   ------
PBO -- beginning of year.................  $ 645    $ 431     $1,076   $ 596     $390     $  986
     Service cost........................     23       12         35      20       12         32
     Interest cost.......................     47       27         74      45       24         69
     Participant contributions...........     --        3          3      --        3          3
     Amendments..........................      8        4         12       5       --          5
     Actuarial loss......................    136       40        176      11        2         13
     Divestitures........................     (4)      11          7      --       --         --
     Benefit payments....................    (37)     (21)       (58)    (32)     (19)       (51)
     Foreign currency rate changes.......     --       42         42      --       19         19
                                           -----    -----     ------   -----     ----     ------
PBO -- end of year.......................    818      549      1,367     645      431      1,076
                                           -----    -----     ------   -----     ----     ------
Change in plan assets
Fair value of assets -- beginning of
  year...................................    386      341        727     398      372        770
     Actual return (loss) on plan
       assets............................     10      (17)        (7)    (32)     (40)       (72)
     Employer contributions..............     93       20        113      52        9         61
     Participant contributions...........     --        3          3      --        3          3
     Benefit payments....................    (37)     (21)       (58)    (32)     (19)       (51)
     Foreign currency rate changes.......     --       28         28      --       16         16
                                           -----    -----     ------   -----     ----     ------
Fair value of assets -- end of year......    452      354        806     386      341        727
                                           -----    -----     ------   -----     ----     ------
Unfunded status..........................  $(366)   $(195)    $ (561)  $(259)    $(90)    $ (349)
                                           =====    =====     ======   =====     ====     ======

     The following reconciles the funded status with the amount included in the consolidated balance sheet (in millions):

                                                      2003                       2002
                                            ------------------------   ------------------------
                                            U.S.    NON U.S.   TOTAL   U.S.    NON U.S.   TOTAL
JUNE 30 MEASUREMENT DATE                    -----   --------   -----   -----   --------   -----
Unfunded status...........................  $(366)   $(195)    $(561)  $(259)    $(90)    $(349)
Items not yet recognized in balance sheet:
     Actuarial losses.....................    402      250       652     243      143       386
     Prior service cost...................      8       12        20       2       12        14
     Initial net asset....................     --       (4)       (4)     --       (6)       (6)
Sept. 2002 employer contribution..........     --       --        --      15       --        15
                                            -----    -----     -----   -----     ----     -----
Net amount recognized.....................  $  44    $  63     $ 107   $   1     $ 59     $  60
                                            =====    =====     =====   =====     ====     =====

     The increase in the PBO due to actuarial losses for fiscal 2003 and 2002 relates primarily to the reduction in the discount rate assumptions. In accordance with Statement of Financial Accounting Standards No. 87 (SFAS 87), "Employers' Accounting for Pensions", a portion of the actuarial losses is not subject to

                               ARVINMERITOR, INC.

amortization. The actuarial losses that are subject to amortization are generally amortized over the expected remaining service life, which ranges from 12 to 18 years, depending on the plan. In addition, a significant impact on the funded status has been the underperformance of the pension assets for both fiscal 2003 and 2002. This was driven by worldwide financial market conditions. In accordance with SFAS 87, the company utilizes a market-related value of assets, which recognizes changes in the fair value of assets over a five-year period.

     The increase in the unfunded status resulted in the company recording an additional minimum pension liability for both fiscal 2003 and 2002. SFAS 87 requires a company to record a minimum liability that is at least equal to the unfunded accumulated benefit obligation. The company recorded an additional minimum pension liability adjustment of $294 million and $116 million in fiscal 2003 and 2002, respectively. The additional minimum pension liability, net of a deferred tax asset, is charged to accumulated other comprehensive loss.

     Amounts included in the consolidated balance sheet at September 30 are comprised of the following (in millions):

                                                      2003                       2002
                                            ------------------------   ------------------------
                                            U.S.    NON U.S.   TOTAL   U.S.    NON U.S.   TOTAL
                                            -----   --------   -----   -----   --------   -----
Prepaid pension asset.....................  $  --    $  32     $  32   $  --     $ 98     $  98
Pension liability.........................   (282)    (130)     (412)   (175)     (56)     (231)
Deferred tax asset on minimum pension
  liability...............................    122       46       168      67        4        71
Accumulated other comprehensive loss......    197       97       294     108        4       112
Intangible asset and other................      7       13        20       1        6         7
Minority interest liability...............     --        5         5      --        3         3
                                            -----    -----     -----   -----     ----     -----
Net amount recognized.....................  $  44    $  63     $ 107   $   1     $ 59     $  60
                                            =====    =====     =====   =====     ====     =====

     The pension liability is included in Retirement Benefits in the consolidated balance sheet as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Pension liability...........................................  $412    $231
Retiree medical liability -- long term (see Note 18)........   233     249
Other.......................................................    38      32
                                                              ----    ----
Retirement Benefits.........................................  $683    $512
                                                              ====    ====

     In accordance with Statement of Financial Accounting Standard No. 132 "Employer's Disclosures about Pensions and Other Postretirement Benefits", the PBO, accumulated benefit obligation (ABO) and fair value of plan assets is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases. Additional information is as follows (in millions):

                                               2003                        2002
                                     -------------------------   -------------------------
                                       ABO     ASSETS              ABO     ASSETS
                                     EXCEEDS   EXCEED            EXCEEDS   EXCEED
                                     ASSETS     ABO     TOTAL    ASSETS     ABO     TOTAL
                                     -------   ------   ------   -------   ------   ------
PBO................................  $1,331     $36     $1,367    $739      $337    $1,076
ABO................................   1,176      35      1,211     663       288       951
Plan Assets........................     766      40        806     418       309       727

                               ARVINMERITOR, INC.

     The components of net periodic pension expense are as follows (in millions):

                                                          2003   2002   2001
                                                          ----   ----   ----
Service cost............................................  $ 35   $ 32   $ 31
Interest cost...........................................    74     69     62
Assumed rate of return on plan assets...................   (78)   (79)   (74)
Amortization of prior service cost......................     5      3      3
Amortization of transition asset........................    (2)    (2)    (2)
Recognized actuarial loss...............................     9      4      1
                                                          ----   ----   ----
Net periodic pension expense............................  $ 43   $ 27   $ 21
                                                          ====   ====   ====

     The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans was $13 million, $11 million and $11 million for fiscal 2003, 2002 and 2001, respectively.

20.  INCOME TAXES

     The components of the Provision for Income Taxes are summarized as follows (in millions):

                                                          2003   2002   2001
                                                          ----   ----   ----
Current tax expense (benefit):
     U.S. ..............................................  $  2   $  8   $ 23
     Foreign............................................    86     94     61
     State and local....................................     1      6     (6)
                                                          ----   ----   ----
          Total current tax expense.....................    89    108     78
                                                          ----   ----   ----
Deferred tax expense (benefit):
     U.S. ..............................................    34     28    (32)
     Foreign............................................   (50)   (53)   (24)
     State and local....................................    (5)    (8)    (1)
                                                          ----   ----   ----
          Total deferred tax benefit....................   (21)   (33)   (57)
                                                          ----   ----   ----
Provision for Income Taxes..............................  $ 68   $ 75   $ 21
                                                          ====   ====   ====

     The deferred tax expense or benefit represents tax effects of current year deductions or items of income that will be recognized in future period for tax purposes. The deferred tax benefit primarily represents the tax benefit of current year net operating losses and tax credits carried forward.

                               ARVINMERITOR, INC.

     Net deferred income tax assets included in Other Current Assets in the consolidated balance sheet consist of the tax effects of temporary differences related to the following (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Compensation and benefits...................................  $ 54    $ 49
Product warranties..........................................    27      29
Inventories.................................................    18      19
Receivables.................................................     7      10
Restructuring costs.........................................     3       3
Other, net..................................................    15       6
                                                              ----    ----
Current deferred income taxes -- asset......................  $124    $116
                                                              ====    ====

     Net deferred income tax assets included in Other Assets in the consolidated balance sheet consist of the tax effects of temporary differences related to the following (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Retiree medical liability...................................  $ 90    $ 95
Loss and tax credit carryforwards...........................   258     212
Pension liability...........................................    76      21
Taxes on undistributed income...............................   (53)    (32)
Property....................................................   (68)    (83)
Intangible assets...........................................    29      (7)
Other, net..................................................   (17)     (8)
                                                              ----    ----
Subtotal....................................................   315     198
Valuation allowance.........................................   (32)    (11)
                                                              ----    ----
Long-term deferred income taxes -- asset....................  $283    $187
                                                              ====    ====

     Management believes it is more likely than not that current and long-term deferred tax assets will reduce future income tax payments. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include: (a) historical operating results, (b) expectations of future earnings and (c) the extended period of time over which the retirement medical and pension liabilities will be paid. The increase in the long-term deferred tax asset associated with intangible assets was primarily driven by a restructuring of certain Brazilian operations, which resulted in a benefit to the company's fiscal 2003 effective tax rate of 14.5%. The valuation allowance represents the amount of tax benefits related to net operating loss and tax credit carryforwards, which management believes are not likely to be realized. The carryforward periods for $186 million of net operating losses and tax credit carryforwards expire between fiscal 2004 and 2022. The carryforward period for the remaining net operating losses and tax credits is indefinite.

                               ARVINMERITOR, INC.

     The company's effective tax rate was different from the U.S. statutory rate for the reasons set forth below:

                                                          2003    2002   2001
                                                          -----   ----   ----
Statutory tax rate......................................   35.0%  35.0%  35.0%
State and local income taxes............................   (1.6)  (0.6)  (4.3)
Foreign income taxes....................................   (0.9)  (2.1)   0.9
Goodwill................................................     --     --    7.2
Recognition of basis differences........................  (14.5)  (1.8)  (8.9)
Tax on undistributed foreign earnings...................    2.8    1.0    3.2
Valuation allowance.....................................   11.2    1.1   (3.7)
Other...................................................     --   (0.6)   4.1
                                                          -----   ----   ----
Effective tax rate......................................   32.0%  32.0%  33.5%
                                                          =====   ====   ====

     The income tax provisions were calculated based upon the following components of income before income taxes (in millions):

                                                          2003   2002   2001
                                                          ----   ----   ----
U.S. income (loss)......................................  $ 88   $109   $(31)
Foreign income..........................................   125    126     94
                                                          ----   ----   ----
Total...................................................  $213   $235   $ 63
                                                          ====   ====   ====

     For fiscal 2003 and 2002, no provision has been made for U.S., state or additional foreign income taxes related to approximately $411 million and $190 million, respectively of undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested.

21.  CONTINGENCIES

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

     The company has been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which the company's records disclose no involvement or as to which the company's potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2003, to be approximately $33 million, of which $11 million is recorded as a liability. In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments,

                               ARVINMERITOR, INC.

principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2003, to be approximately $48 million, of which $22 million is recorded as a liability.

     Following are the components of the Superfund and Non-Superfund environmental reserves (in millions):

                                                SUPERFUND   NON-SUPERFUND
                                                  SITES         SITES       TOTAL
                                                ---------   -------------   -----
Balance at September 30, 2002.................     $13           $21         $34
Payments......................................      (4)           (4)         (8)
Purchase accounting...........................      --             5           5
Change in cost estimates......................       2            --           2
                                                   ---           ---         ---
Balance at September 30, 2003.................     $11           $22         $33
                                                   ===           ===         ===

     A portion of the environmental reserves is included in Other Current Liabilities (see Note 12), with the majority of the amounts recorded in Other Liabilities (see Note 13).

     The actual amount of costs or damages for which the company may be held responsible could materially exceed the foregoing estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation and other factors that make it difficult to accurately predict actual costs. However, based on management's assessment, and subject to the difficulties inherent in estimating these future costs, the company believes that its expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the company's business, financial condition or results of operations. In addition, in future periods, new laws and regulations, advances in technology and additional information about the ultimate clean up remedy could significantly change the company's estimates. Management cannot assess the possible effect of compliance with future requirements.

  Asbestos

     Maremont Corporation ("Maremont", a subsidiary of the company) and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc. ("Arvin") acquired Maremont in 1986. Maremont's asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Unbilled committed settlements..............................   $ 4     $ 9
Pending claims..............................................    72      50
Shortfall and other.........................................     6       7
                                                               ---     ---
          Total asbestos-related reserves...................   $82     $66
                                                               ===     ===
Asbestos-related recoveries.................................   $76     $59
                                                               ===     ===

     A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Noncurrent Assets and Liabilities (see Notes 9, and 11 through 13).

                               ARVINMERITOR, INC.

     The unbilled committed settlements reserve relates to committed settlements that Maremont agreed to pay when Maremont participated in the Center for Claims Resolution (CCR). Maremont shared in the payments of defense and indemnity costs of asbestos-related claims with other CCR members. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 1, 2001, when it was reorganized and discontinued negotiating shared settlements. There were no significant billings to insurance companies related to committed settlements in fiscal 2003. A 2003 review of CCR files indicated that Maremont was not named as a defendant in certain previously recorded unbilled settlements. Accordingly, the unbilled settlements and asbestos related recoveries were reduced by $5 million.

     Upon dissolution of the CCR in February 2001, Maremont began handling asbestos-related claims through its own defense counsel and is committed to examining the merits of each asbestos-related claim. Maremont had approximately 63,000 and 37,500 pending asbestos-related claims at September 30, 2003 and 2002, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged very few claimants have established that a Maremont product caused their injuries. For purposes of establishing reserves for pending asbestos-related claims, Maremont estimates its defense and indemnity costs based on the history and nature of filed claims to date and Maremont's experience. As of September 30, 2003 and 2002, Maremont used experience factors for estimating indemnity and litigation liabilities using data on actual experience in resolving claims since February 2001 and its assessment of the nature of the claims. Billings to insurance companies for indemnity and defense costs of resolved cases were $15 million in fiscal 2003.

     Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs' attorneys, and an estimate of Maremont's obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were $1 million in fiscal 2003.

     Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on the insurance agreements in place. Based on its assessment of the history and nature of filed claims to date, and of Maremont's insurance carriers, management believes that existing insurance coverage is adequate to cover substantially all costs relating to pending asbestos-related claims.

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

     Maremont has not recorded reserves for unknown claims that may be asserted against it in the future. Maremont does not have sufficient information to make a reasonable estimate of its potential liability for asbestos-related claims that may be asserted against it in the future.

                               ARVINMERITOR, INC.

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

     ArvinMeritor estimates the cost of its expanded recall of TRW model 20-EDL tie rod ends to be approximately $17 million. On May 6, 2002, the company filed suit against TRW in the U.S. District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty, and seeking compensatory and consequential damages in connection with the recall campaign. The company recorded a liability and offsetting receivable for the estimated cost of its expanded recall campaign. As of September 30, 2003 and September 30, 2002, the company had recorded a receivable from TRW for $17 million. Although the outcome of this matter cannot be predicted with certainty, the company believes that it is entitled to reimbursement by TRW for its costs associated with the campaign. In addition, at September 30, 2003 and 2002, the company recorded $2 million and $4 million of receivables respectively from TRW for reimbursement of customer claims paid to date covered by the TRW recall campaign. The company recorded product warranty reserves for this matter of $7 million and $15 million, net of claims paid to date, as of September 30, 2003 and September 30, 2002, respectively. See Note 12 for additional information related to the company's product warranties.

 Indemnifications

     The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos, and employment-related matters, and the periods of indemnification vary in duration. The overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. The company is not aware of any claims or other information that would give rise to material payments under such indemnities.

     UBS Securities LLC acted as the company's financial advisor and the dealer manager in connection with the tender offer for the outstanding shares of Dana Corporation (see Note 25). The company has agreed to indemnify UBS Securities LLC and certain related persons against various liabilities and expenses in connection with its engagement, including various liabilities and expenses under the federal securities laws.

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

                               ARVINMERITOR, INC.

22.  BUSINESS SEGMENT INFORMATION

     The company has three reportable operating segments:  Light Vehicle Systems
(LVS), Commercial Vehicle Systems (CVS) and Light Vehicle Aftermarket (LVA). LVS is a major supplier of air and emission systems, aperture systems (roof and door systems and motion control products), and undercarriage systems (suspension and ride control systems and wheel products) for passenger cars, motorcycles and all-terrain vehicles, light trucks and sport utility vehicles to original equipment manufacturers (OEMs). CVS supplies drivetrain systems and components, including axles and drivelines, braking systems, suspension systems and exhaust and ride control products, for medium- and heavy-duty trucks, trailers and specialty vehicles to OEMs and the commercial vehicle aftermarket. LVA supplies exhaust, ride control and filter products and other automotive parts to the passenger car, light truck and sport utility aftermarket. Business units that are not focused on automotive products are classified as "Other." The company's coil coating operation is included in this classification.

     Segment information is summarized as follows (in millions):

     Sales:

                                                              2003     2002     2001
                                                             ------   ------   ------
  Light Vehicle Systems....................................  $4,355   $3,601   $3,558
  Commercial Vehicle Systems...............................   2,422    2,249    2,199
  Light Vehicle Aftermarket................................     845      875      889
  Other....................................................     166      157      159
                                                             ------   ------   ------
  Total....................................................  $7,788   $6,882   $6,805
                                                             ======   ======   ======

     Earnings:

                                                              2003     2002     2001
                                                             ------   ------   ------
Operating Income:
  Light Vehicle Systems....................................  $  147   $  186   $  184
  Commercial Vehicle Systems...............................     122       88       (8)
  Light Vehicle Aftermarket................................      31       66       46
  Other....................................................       9        3      (10)
                                                             ------   ------   ------
     Segment operating income..............................     309      343      212
  Other charges, net.......................................      --       --      (17)
                                                             ------   ------   ------
     Operating income......................................     309      343      195
  Equity in earnings (losses) of affiliates................       8       (3)       4
  Interest expense, net and other..........................    (104)    (105)    (136)
                                                             ------   ------   ------
  Income before income taxes...............................     213      235       63
  Provision for income taxes...............................     (68)     (75)     (21)
  Minority interests.......................................      (5)     (11)      (7)
                                                             ------   ------   ------
  Income before cumulative effect of accounting change.....  $  140   $  149   $   35
                                                             ======   ======   ======

                               ARVINMERITOR, INC.

     Depreciation and Amortization:

                                                              2003     2002     2001
                                                             ------   ------   ------
  Light Vehicle Systems....................................  $  119   $   97   $   98
  Commercial Vehicle Systems...............................      68       73       93
  Light Vehicle Aftermarket................................      18       19       19
  Other....................................................       9        7        7
                                                             ------   ------   ------
  Total Depreciation and Amortization......................  $  214   $  196   $  217
                                                             ======   ======   ======

     Capital Expenditures:

                                                              2003     2002     2001
                                                             ------   ------   ------
  Light Vehicle Systems....................................  $  117   $   84   $  110
  Commercial Vehicle Systems...............................      56       46       73
  Light Vehicle Aftermarket................................      16       15       18
  Other....................................................       4       39        5
                                                             ------   ------   ------
  Total Capital Expenditures...............................  $  193   $  184   $  206
                                                             ======   ======   ======

     Segment Assets:

                                                              2003     2002     2001
                                                             ------   ------   ------
  Light Vehicle Systems....................................  $2,407   $1,859   $1,752
  Commercial Vehicle Systems...............................   1,659    1,594    1,565
  Light Vehicle Aftermarket................................     769      732      752
  Other....................................................     161      161      197
                                                             ------   ------   ------
     Segment total assets..................................   4,996    4,346    4,266
Corporate(1)...............................................     257      305       96
                                                             ------   ------   ------
Total assets...............................................  $5,253   $4,651   $4,362
                                                             ======   ======   ======

---------------

(1) Corporate assets consist primarily of cash, taxes and prepaid pension costs. For fiscal 2003, 2002 and 2001, segment assets include $284 million, $165 million and $211 million, respectively, of receivables sold under the accounts receivable securitization and factoring programs (see Note 7). As a result, corporate assets are reduced by these amounts to account for the impact of the sale.

     Goodwill:

                                                              2003   2002   2001
                                                              ----   ----   ----
  Light Vehicle Systems.....................................  $351   $225   $221
  Commercial Vehicle Systems................................   421    408    400
  Light Vehicle Aftermarket.................................   179    175    172
  Other.....................................................    --     --     42
                                                              ----   ----   ----
  Total goodwill............................................  $951   $808   $835
                                                              ====   ====   ====

                               ARVINMERITOR, INC.

     A summary of the changes in the carrying value of goodwill is as follows (in millions):

                                                      LVS      CVS      LVA     TOTAL
                                                     ------   ------   ------   ------
Balance at September 30, 2002......................  $  225   $  408   $  175   $  808
Goodwill resulting from Zeuna Starker..............     107       --       --      107
Foreign currency translation.......................      19       13        4       36
                                                     ------   ------   ------   ------
Balance at September 30, 2003......................  $  351   $  421   $  179   $  951
                                                     ======   ======   ======   ======

     Sales by geographic area are based on the location of the selling unit. Information on the company's geographic areas is summarized as follows (in millions):

     Sales by Geographic Area:

                                                              2003     2002     2001
                                                             ------   ------   ------
  U.S. ....................................................  $3,385   $3,416   $3,476
  Canada...................................................     517      521      507
  Mexico...................................................     333      312      312
                                                             ------   ------   ------
          Total North America..............................   4,235    4,249    4,295
  Germany..................................................     619      218      181
  U.K. ....................................................     595      552      481
  France...................................................     458      405      384
  Other Europe.............................................   1,126      916      978
                                                             ------   ------   ------
          Total Europe.....................................   2,798    2,091    2,024
  Asia/Pacific.............................................     347      245      186
  Other....................................................     408      297      300
                                                             ------   ------   ------
Total sales................................................  $7,788   $6,882   $6,805
                                                             ======   ======   ======

     Assets by Geographic Area:

                                                              2003     2002     2001
                                                             ------   ------   ------
  U.S. ....................................................  $2,320   $2,463   $2,289
  Canada...................................................     231      168      166
  Mexico...................................................     160      142      130
                                                             ------   ------   ------
          Total North America..............................   2,711    2,773    2,585
  U.K. ....................................................     651      583      566
  Germany..................................................     448      178      155
  France...................................................     248      216      203
  Other Europe.............................................     683      568      537
                                                             ------   ------   ------
          Total Europe.....................................   2,030    1,545    1,461
  Asia/Pacific.............................................     192      161      128
Other......................................................     320      172      188
                                                             ------   ------   ------
Total assets...............................................  $5,253   $4,651   $4,362
                                                             ======   ======   ======

     Sales to DaimlerChrysler AG represented 16 percent, 16 percent and 15 percent of the company's sales in fiscal 2003, 2002 and 2001, respectively. Sales to General Motors Corporation comprised 12 percent,

                               ARVINMERITOR, INC.

13 percent and 12 percent of the company's sales in fiscal 2003, 2002 and 2001, respectively. Sales to Ford Motor Company comprised 11 percent of the company's sales in fiscal 2002. No other customer comprised 10 percent or more of the company's sales in each of the three fiscal years ended September 30, 2003.

23.  QUARTERLY FINANCIAL INFORMATION

     The following is a condensed summary of the company's unaudited quarterly results of operations for fiscal 2003 and 2002 and stock price data for fiscal 2003. The per share amounts are based on the weighted average shares outstanding for that quarter.

                                                         2003 FISCAL QUARTERS (UNAUDITED)
                                                    ------------------------------------------
                                                    FIRST    SECOND   THIRD    FOURTH    2003
                                                    ------   ------   ------   ------   ------
                                                     (IN MILLIONS, EXCEPT SHARE-RELATED DATA)
Sales.............................................  $1,709   $1,993   $2,109   $1,977   $7,788
Cost of sales.....................................   1,535    1,805    1,896    1,808    7,044
Provision for income taxes........................      16       12       24       16       68
Income before cumulative effect of accounting
  change..........................................      32       24       47       37      140
Basic earnings per share before cumulative effect
  of accounting change............................    0.48     0.36     0.70     0.55     2.09
Diluted earnings per share before cumulative
  effect of accounting change.....................    0.47     0.36     0.69     0.54     2.06

     Fourth quarter 2003 income before cumulative effect of accounting change included a gain on the sale of the net assets associated with the company's exhaust tube manufacturing facility of $14 million, or $0.21 per diluted share, and a restructuring charge of $5 million, or $0.07 per diluted share. Third quarter income before cumulative effect of accounting change included a restructuring charge of $3 million, or $0.04 per diluted share. Second quarter 2003 income before cumulative effect of accounting change included a restructuring charge of $7 million, or $0.10 per diluted share.

     Also included in the fourth quarter of fiscal 2003 income before cumulative effect of accounting change was a $6 million after-tax charge, or $0.09 per diluted share, related to account reconciliations and information system implementation issues in a facility in Mexico, of which $4 million related to prior fiscal years. Account reconciliations include transactions previously not identified or recorded, resulting from the failure to either reconcile accounts or to resolve reconciliation issues in a timely matter. It has been determined that the amount related to prior fiscal years is not material, both individually and in the aggregate on both a quantitative and qualitative basis, to the trends in the financial statements for the periods presented, to the prior periods affected and to a fair presentation of the company's results of operations and financial position.

                                                               2003 FISCAL QUARTERS
                                                    ------------------------------------------
                                                    FIRST    SECOND   THIRD    FOURTH    2003
                                                    ------   ------   ------   ------   ------
Stock Prices
  High............................................  $19.31   $18.10   $21.65   $21.18   $21.65
  Low.............................................  $14.39   $12.02   $13.59   $17.79   $12.02

                               ARVINMERITOR, INC.

                                                         2002 FISCAL QUARTERS (UNAUDITED)
                                                    ------------------------------------------
                                                    FIRST    SECOND   THIRD    FOURTH    2002
                                                    ------   ------   ------   ------   ------
                                                     (IN MILLIONS, EXCEPT SHARE-RELATED DATA)
Sales.............................................  $1,566   $1,687   $1,883   $1,746   $6,882
Cost of sales.....................................   1,412    1,511    1,667    1,552    6,142
Provision for income taxes........................       6       18       31       20       75
Income before cumulative effect of accounting
  change..........................................      11       35       62       41      149
Basic earnings per share before cumulative effect
  of accounting change............................    0.17     0.53     0.93     0.61     2.24
Diluted earnings per share before cumulative
  effect of accounting change.....................    0.17     0.52     0.91     0.61     2.22

     First quarter 2002 income before cumulative effect of accounting change included a restructuring charge of $10 million, or $0.15 per diluted share, and third quarter 2002 net income included a gain on the sale of the company's exhaust accessories manufacturing operations of $4 million, or $0.06 per basic and diluted share.

     Earnings per share for the year may not equal the sum of the four fiscal quarters earnings per share due to changes in basic and diluted shares outstanding.

24.  SUPPLEMENTAL FINANCIAL INFORMATION

                                                          2003   2002   2001
                                                          ----   ----   ----
                                                            (IN MILLIONS)
Statement of income data:
     Maintenance and repairs expense....................  $109   $103   $106
     Research, development and engineering expense......   167    132    136
     Rental expense.....................................    39     32     28
Statement of cash flows data:
     Interest payments..................................  $102   $ 96   $139
     Income tax payments................................   113     58     79

25.  SUBSEQUENT EVENT

     On July 9, 2003, the company commenced a tender offer to acquire all of the outstanding shares of Dana Corporation (Dana) for $15.00 per share in cash. On July 22, 2003, Dana's Board of Directors recommended that its shareowners reject the company's initial cash tender offer. On November 17, 2003, the company increased its tender offer to $18.00 per share in cash and indicated it would terminate its offer on December 2, 2003 unless the Dana Board of Directors agreed to begin negotiating a definitive merger agreement. On November 24, 2003, following Dana's announcement that its Board of Directors recommended that its shareowners reject the company's increased offer, the company announced that it had terminated its $18.00 per share all cash tender offer. As a result of the company's decision to terminate its tender offer, the company expects to record a net charge of approximately $8 million ($5 million after-tax, or $0.07 per diluted share) in the first quarter of fiscal 2004. The pre-tax charge includes approximately $15 million of direct incremental acquisition costs incurred since the announcement of the tender offer and a gain of approximately $7 million related to the sale of Dana stock owned by the company.

     On December 18, 2003, the company signed a definitive agreement to sell its 75 percent shareholding in AP Amortiguadores S.A. (APA). The joint venture manufactures shock absorbers for the global automotive market. Although the sale is subject to regulatory approval, the company expects the transaction to be completed in the second quarter of fiscal 2004. APA had sales of $158 million in fiscal 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of Larry D. Yost, Chairman of the Board and Chief Executive Officer, and S. Carl Soderstrom, Jr., Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, except as described in the next paragraph, our disclosure controls and procedures are effective at a reasonable level of assurance to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     In the fourth quarter of fiscal year 2003, management, in consultation with the company's internal audit function, identified deficiencies in internal controls relating to account reconciliations and information system implementation issues at a facility in Mexico. This constituted a "reportable condition" under the standards established by the American Institute of Certified Public Accountants. These deficiencies impacted the reporting of financial results by this facility over a period of several years (see Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data). It has been concluded that the amount related to prior fiscal years is not material. Management has established a remediation plan that is expected to be substantially complete by the end of the first quarter of fiscal year 2004. This matter and the plan for remediation have been discussed in detail with the company's Audit Committee and independent auditors.

     Except as described in the preceding paragraph, there have been no changes in ArvinMeritor's disclosure controls and procedures in the fiscal quarter ended September 30, 2003 that have materially affected or are reasonably likely to materially affect our disclosure controls and procedures.

     In connection with the rule, we continue to further review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with the business.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ARVINMERITOR.

     See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors, Compliance with Section 16(a) of the Exchange Act and Code of Ethics in the 2004 Proxy Statement. See also the information with respect to executive officers of ArvinMeritor under
Item 4a of Part I. No director or nominee for director was selected pursuant to any arrangement or understanding between that individual and any person other than ArvinMeritor pursuant to which such person is or was to be selected as a director or nominee. There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the directors or nominees for director and any other director, executive officer or person nominated to become a director or executive officer.

     ArvinMeritor has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The current members of the Audit Committee are William D. George, Jr. (chairman), Charles H. Harff, Victoria B. Jackson and James E. Marley. The Board of Directors has determined that ArvinMeritor has at least one "audit committee financial expert" (as defined in Section 401(h) of Regulation S-K), William D. George, Jr., serving on the Audit Committee. Mr. George is "independent," as defined in the listing standards of the New York Stock Exchange.

ITEM 11. EXECUTIVE COMPENSATION.

     See the information under the captions Compensation of Directors, Executive Compensation, Agreements with Named Executive Officers and Retirement Benefits in the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2004 Proxy Statement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     See the information under the caption Proposal to Approve the 2004 Directors Stock Plan -- Securities Authorized for Issuance under Other Equity Compensation Plans in the 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     See the information under the caption Independent Accountants' Fees in the 2004 Proxy Statement.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

     (1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

     Statement of Consolidated Income, years ended September 30, 2003, 2002 and 2001.

     Consolidated Balance Sheet, September 30, 2003 and 2002.

     Statement of Consolidated Cash Flows, years ended September 30, 2003, 2002 and 2001.

     Statement of Consolidated Shareowners' Equity, years ended September 30, 2003, 2002 and 2001.

     Notes to Consolidated Financial Statements.

     Independent Auditors' Report.

     (2) Financial Statement Schedule for the years ended September 30, 2003, 2002 and 2001.

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

     (3) Exhibits

 3-a     Restated Articles of Incorporation of ArvinMeritor, filed as
         Exhibit 4.01 to ArvinMeritor's Registration Statement on
         Form S-4, as amended (Registration Statement No. 333-36448)
         ("Form S-4") is incorporated by reference.
 3-b     By-laws of ArvinMeritor, filed as Exhibit 3 to
         ArvinMeritor's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003 (File No. 1-15983), is incorporated by reference.
 4-a     Rights Agreement, dated as of July 3, 2000, between
         ArvinMeritor and The Bank of New York (successor to
         EquiServeTrust Company, N.A.), as rights agent, filed as
         Exhibit 4.03 to the Form S-4, is incorporated by reference.
 4-b Indenture, dated as of April 1, 1998, between ArvinMeritor and BNY Midwest Trust Company (successor to The Chase
         Manhattan Bank), as trustee, filed as Exhibit 4 to Meritor's
         Registration Statement on Form S-3 (Registration No.
         333-49777), is incorporated by reference.
 4-b-1 First Supplemental Indenture, dated as of July 7, 2000, to the Indenture, dated as of April 1, 1998, between ArvinMeritor and BNY Midwest Trust Company (successor to The
         Chase Manhattan Bank), as trustee, filed as Exhibit 4-b-1 to ArvinMeritor's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-15983) ("2000 Form
         10-K"), is incorporated by reference.
 4-c Indenture dated as of July 3, 1990, as supplemented by a First Supplemental Indenture dated as of March 31, 1994, between ArvinMeritor and Harris Trust and Savings Bank, as trustee, filed as Exhibit 4-4 to Arvin's Registration
         Statement on Form S-3 (Registration No. 33-53087), is incorporated by reference.
 4-c-1 Second Supplemental Indenture, dated as of July 7, 2000, to the Indenture dated as of July 3, 1990, between ArvinMeritor and Harris Trust and Savings Bank, as trustee, filed as
         Exhibit 4-c-1 to the 2000 Form 10-K, is incorporated by reference.
 4-d     Indenture, dated as of January 28, 1997, between
         ArvinMeritor and Wilmington Trust Company, as trustee, filed as Exhibit 4.4 to Arvin's Registration Statement on Form S-3
         (Registration No. 333-18521), is incorporated by reference.
 4-d-1 First Supplemental Indenture, dated as of January 28, 1997, to Indenture dated as of January 28, 1997, between ArvinMeritor and Wilmington Trust Company, as trustee, filed as Exhibit 4.5 to Arvin's Current Report on Form 8-K dated
         February 10, 1997 (File No. 1-302), is incorporated by reference.
 4-d-2   Second Supplemental Indenture, dated as of July 7, 2000, to
         Indenture dated as of January 28, 1997, between ArvinMeritor and Wilmington Trust Company, filed as Exhibit 4-d-2 to the 2000 Form 10-K, is incorporated by reference.
10-a-1 Amended and Restated Five-Year Revolving Credit Agreement dated as of June 27, 2001, among ArvinMeritor, the foreign subsidiary borrowers and lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, JP
         Morgan Chase Bank as Syndication Agent, and Citicorp USA,
         Inc. and Bank of America, NA, as Documentation Agents, filed as Exhibit 10-b to ArvinMeritor's Quarterly Report on Form
         10-Q for the quarterly period ended July 1, 2001 (File No.
         1-15983), is incorporated by reference.
10-a-2 Amendment No. 2, dated as of February 1, 2002, to Amended and Restated Five-Year Revolving Credit Agreement, filed as
         Exhibit 10a to ArvinMeritor's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No.
         1-15983), is incorporated by reference.
10-a-3   Amendment No. 3, dated as of June 26, 2002, to Amended and
         Restated Five-Year Revolving Credit Agreement, filed as
         Exhibit 10a to ArvinMeritor's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No.
         1-15983), is incorporated by reference.

10-b     3-Year Credit Agreement dated as of June 26, 2002, among
         ArvinMeritor, the lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, JP Morgan
         Chase Bank as Syndication Agent, and Deutsche Bank
         Securities Inc., Citicorp USA, Inc., and UBS Warburg LLC, as
         Documentation Agents, filed as Exhibit 10b to ArvinMeritor's
         Quarterly Report on Form 10-Q for the quarterly period ended
         June 30, 2002 (File No. 1-15983), is incorporated by reference.
*10-c-1 1997 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10-c-2 to ArvinMeritor's Annual Report on
         Form 10-K for the fiscal year ended September 29, 2002 (File
         No. 1-15983) ("2002 Form 10-K"), is incorporated by reference.
*10-c-2  Form of Restricted Stock Agreement under the 1997 Long-Term
         Incentives Plan, filed as Exhibit 10-a-2 to Meritor's Annual
         Report on Form 10-K for the fiscal year ended September 30, 1997 ("1997 Form 10-K"), is incorporated by reference.
*10-c-3  Form of Option Agreement under the 1997 Long-Term Incentives
         Plan, filed as Exhibit 10(a) to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998
         (File No. 1-13093), is incorporated by reference.
*10-d-1  Directors Stock Plan, filed as Exhibit 10-b-1 to the 1997
         Form 10-K, is incorporated by reference.
*10-d-2  Form of Restricted Stock Agreement under the Directors Stock
         Plan,filed as Exhibit 10-b-2 to the 1997 Form 10-K, is incorporated by reference.
*10-d-3 Form of Option Agreement under the Directors Stock Plan, filed as Exhibit 10(b) to Meritor's Quarterly Report on Form
         10-Q for the quarterly period ended March 31, 1998 (File No.
         1-13093), is incorporated by reference.
*10-e    Incentive Compensation Plan, filed as Exhibit 10-c-1 to the
         1997 Form 10-K, is incorporated by reference.
*10-f Copy of resolution of the Board of Directors of ArvinMeritor, adopted on July 6, 2000, providing for its Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-f to the 2000 Form 10-K, is incorporated by reference.
*10-g    Deferred Compensation Plan, filed as Exhibit 10-e-1 to
         Meritor's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-13093), is incorporated by reference.
*10-h 1998 Stock Benefit Plan, as amended, filed as Exhibit (d)(2) to ArvinMeritor's Schedule TO, Amendment No. 3 (File No.
         5-61023), is incorporated by reference.
*10-i    Employee Stock Benefit Plan, as amended, filed as Exhibit
         (d)(3) to ArvinMeritor's Schedule TO, Amendment No. 3 (File
         No. 5-61023), is incorporated by reference.
*10-j    1988 Stock Benefit Plan, as amended, filed as Exhibit 10 to
         Arvin's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1988, and as Exhibit 10(E) to Arvin's
         Quarterly Report on Form 10-Q for the quarterly period ended
         July 4, 1993 (File No. 1-302), is incorporated by reference.
10-k Second Amended and Restated Receivables Sale Agreement, dated as of September 26, 2002, among ArvinMeritor
         Receivables Corporation, ArvinMeritor, Credit Lyonnais,
         Bayerische Landesbank, New York Branch, ABN AMRO N.V., Giro
         Balanced Funding Corporation, La Fayette Asset
         Securitization LLC, Amsterdam Funding Corporation and the other purchasers party thereto, filed as Exhibit 10-k to the 2002 Form 10-K, is incorporated by reference.
10-l     Second Amendment to Second Amended and Restated Receivables
         Sale Agreement, dated as of March 25, 2003, among
         ArvinMeritor Receivables Corporation, the company, the Purchaser Agents named therein and Credit Lyonnais, acting through its New York Branch, as Agent, filed as Exhibit 10a to ArvinMeritor's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2003 (File No. 1-15983), is incorporated by reference.

10-m     Third Amendment to Second Amended and Restated Receivables
         Sale Agreement, dated as of September 25, 2003, among
         ArvinMeritor Receivables Corporation, the company, the
         Related Committed Purchasers named therein, the Purchaser
         Agents named therein and Credit Lyonnais, acting through its
         New York Branch, as Agent.
10-n     Amended and Restated Purchase and Sale Agreement, dated
         September 27, 2001, among the originators named therein and
         ArvinMeritor Receivables Corporation, filed as Exhibit 10-n to ArvinMeritor's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-15983), is
         incorporated by reference.
10-o     First Amendment to Restated Purchase and Sale Agreement,
         dated as of March 25, 2002, among the originators named
         therein, ArvinMeritor Receivables Corporation and ABN AMRO
         Bank N.V., filed as Exhibit 10d to ArvinMeritor's Quarterly
         Report on Form 10-Q for the quarterly period ended March 31,
         2002 (File No. 1-15983), is incorporated by reference.
10-p     Second Amendment to Restated Purchase and Sale Agreement,
         dated as of September 26, 2002, among the originators named therein and ArvinMeritor Receivables Corporation, filed as
         Exhibit 10-l to the 2002 Form 10-K, is incorporated by
         reference.
10-q     Second Amended and Restated Receivables Purchase Agreement,
         dated as of March 10, 2003, among Zeuna Starker, Galleon
         Capital Corporation, as Purchaser, State Street Global
         Markets LLC, as Administrator, and State Street Bank and
         Trust Company, as Relationship Bank, filed as Exhibit 10b to
         ArvinMeritor's Form 10-Q for the quarterly period ended
         March 30, 2003 (File No. 1-15983), is incorporated by
         reference.
*10-r    Agreement, dated as of October 28, 2003, between
         ArvinMeritor and Craig M. Stinson.
12       Computation of ratio of earnings to fixed charges.
21       List of subsidiaries of ArvinMeritor.
23-a     Consent of Vernon G. Baker, II, Esq., Senior Vice President
         and General Counsel of ArvinMeritor.
23-b     Independent auditors' consent.
24       Power of Attorney authorizing certain persons to sign this
         Annual Report on Form 10-K on behalf of certain directors
         and officers of ArvinMeritor.
31-a     Certification of the Chief Executive Officer pursuant to
         Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act).
31-b     Certification of the Chief Financial Officer pursuant to
         Rule 13a-14(a) under the Exchange Act.
32-a     Certification of the Chief Executive Officer pursuant to
         Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section
         1350.
32-b     Certification of the Chief Financial Officer pursuant to
         Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section
         1350.

---------------
* Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     On July 21, 2003, we filed a Current Report on Form 8-K reporting under
Item 12, "Results of Operations and Financial Condition," that on July 21, 2003, ArvinMeritor had issued a press release reporting our financial results for the fiscal quarter ended June 30, 2003, and filing the press release as an exhibit under Item 7. "Financial Statements and Exhibits."

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

                                          ARVINMERITOR, INC.

                                          By:    /s/ VERNON G. BAKER, II
                                            ------------------------------------
                                                    Vernon G. Baker, II
                                             Senior Vice President and General
                                                           Counsel

Date: December 19, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 19th day of December, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

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

              Joseph B. Anderson, Jr.,                  Directors
        Rhonda L. Brooks, Joseph P. Flannery,
    William D. George, Jr., Richard W. Hanselman,
       Charles H. Harff, Victoria B. Jackson,
         James E. Marley, William R. Newlin,
      James E. Perrella, and Martin D. Walker*

              S. Carl Soderstrom, Jr.*                  Senior Vice President and Chief Financial
                                                          Officer
                                                          (principal financial officer)

                   Rakesh Sachdev*                      Vice President and Controller
                                                          (principal accounting officer)

         *By:          /s/ BONNIE WILKINSON
  ------------------------------------------------
                  Bonnie Wilkinson
                 Attorney-in-fact**

                        **By authority of powers of attorney filed herewith.

                                                                     SCHEDULE II

                               ARVINMERITOR, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001

                                            BALANCE AT     CHARGED                           BALANCE AT
                                            BEGINNING      TO COSTS       OTHER                 END
DESCRIPTION (IN MILLIONS)                    OF YEAR     AND EXPENSES   DEDUCTIONS   OTHER    OF YEAR
-------------------------                   ----------   ------------   ----------   -----   ----------
Year ended September 30, 2003:
  Allowance for doubtful accounts.........     $18           $13           $ 8(a)     $ 1       $24
  Deferred tax asset valuation
     allowance............................      11            24             6(b)       3        32
Year ended September 30, 2002:
  Allowance for doubtful accounts.........      18             9             9(a)      --        18
  Deferred tax asset valuation
     allowance............................       9             3             3(b)       2        11
Year ended September 30, 2001:
  Allowance for doubtful accounts.........      22            10            14(a)      --        18
  Deferred tax asset valuation
     allowance............................      15            (2)            2(b)      (2)        9

---------------

(a) Uncollectible accounts written off.

(b) Underlying deferred tax asset written off.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3-a      Restated Articles of Incorporation of ArvinMeritor, filed as
          Exhibit 4.01 to ArvinMeritor's Registration Statement on
          Form S-4, as amended (Registration Statement No. 333-36448)
          ("Form S-4") is incorporated by reference.
 3-b      By-laws of ArvinMeritor, filed as Exhibit 3 to
          ArvinMeritor's Quarterly Report on Form 10-Q for the
          quarterly period ended June 29, 2003 (File No. 1-15983), is incorporated by reference.
 4-a      Rights Agreement, dated as of July 3, 2000, between
          ArvinMeritor and The Bank of New York (successor to
          EquiServeTrust Company, N.A.), as rights agent, filed as
          Exhibit 4.03 to the Form S-4, is incorporated by reference.
 4-b      Indenture, dated as of April 1, 1998, between ArvinMeritor and BNY Midwest Trust Company (successor to The Chase
          Manhattan Bank), as trustee, filed as Exhibit 4 to Meritor's
          Registration Statement on Form S-3 (Registration No.
          333-49777), is incorporated by reference.
 4-b-1    First Supplemental Indenture, dated as of July 7, 2000, to the Indenture, dated as of April 1, 1998, between
          ArvinMeritor and BNY Midwest Trust Company (successor to The
          Chase Manhattan Bank), as trustee, filed as Exhibit 4-b-1 to
          ArvinMeritor's Annual Report on Form 10-K for the fiscal
          year ended September 30, 2000 (File No. 1-15983) ("2000 Form
          10-K"), is incorporated by reference.
 4-c      Indenture dated as of July 3, 1990, as supplemented by a
          First Supplemental Indenture dated as of March 31, 1994,
          between ArvinMeritor and Harris Trust and Savings Bank, as trustee, filed as Exhibit 4-4 to Arvin's Registration
          Statement on Form S-3 (Registration No. 33-53087), is
          incorporated by reference.
 4-c-1    Second Supplemental Indenture, dated as of July 7, 2000, to the Indenture dated as of July 3, 1990, between ArvinMeritor and Harris Trust and Savings Bank, as trustee, filed as
          Exhibit 4-c-1 to the 2000 Form 10-K, is incorporated by
          reference.
 4-d      Indenture, dated as of January 28, 1997, between
          ArvinMeritor and Wilmington Trust Company, as trustee, filed as Exhibit 4.4 to Arvin's Registration Statement on Form S-3
          (Registration No. 333-18521), is incorporated by reference.
 4-d-1    First Supplemental Indenture, dated as of January 28, 1997, to Indenture dated as of January 28, 1997, between
          ArvinMeritor and Wilmington Trust Company, as trustee, filed as Exhibit 4.5 to Arvin's Current Report on Form 8-K dated
          February 10, 1997 (File No. 1-302), is incorporated by
          reference.
 4-d-2    Second Supplemental Indenture, dated as of July 7, 2000, to
          Indenture dated as of January 28, 1997, between ArvinMeritor and Wilmington Trust Company, filed as Exhibit 4-d-2 to the
          2000 Form 10-K, is incorporated by reference.
10-a-1    Amended and Restated Five-Year Revolving Credit Agreement
          dated as of June 27, 2001, among ArvinMeritor, the foreign subsidiary borrowers and lenders from time to time party to the agreement, Bank One, NA, as Administrative Agent, JP
          Morgan Chase Bank as Syndication Agent, and Citicorp USA,
          Inc. and Bank of America, NA, as Documentation Agents, filed as Exhibit 10-b to ArvinMeritor's Quarterly Report on Form
          10-Q for the quarterly period ended July 1, 2001 (File No.
          1-15983), is incorporated by reference.
10-a-2    Amendment No. 2, dated as of February 1, 2002, to Amended
          and Restated Five-Year Revolving Credit Agreement, filed as
          Exhibit 10a to ArvinMeritor's Quarterly Report on Form 10-Q
          for the quarterly period ended March 31, 2002 (File No.
          1-15983), is incorporated by reference.
10-a-3    Amendment No. 3, dated as of June 26, 2002, to Amended and
          Restated Five-Year Revolving Credit Agreement, filed as
          Exhibit 10a to ArvinMeritor's Quarterly Report on Form 10-Q
          for the quarterly period ended June 30, 2002 (File No.
          1-15983), is incorporated by reference.
10-b      3-Year Credit Agreement dated as of June 26, 2002, among
          ArvinMeritor, the lenders from time to time party to the
          agreement, Bank One, NA, as Administrative Agent, JP Morgan
          Chase Bank as Syndication Agent, and Deutsche Bank
          Securities Inc., Citicorp USA, Inc., and UBS Warburg LLC, as
          Documentation Agents, filed as Exhibit 10b to ArvinMeritor's
          Quarterly Report on Form 10-Q for the quarterly period ended
          June 30, 2002 (File No. 1-15983), is incorporated by
          reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
*10-c-1   1997 Long-Term Incentives Plan, as amended and restated,
          filed as Exhibit 10-c-2 to ArvinMeritor's Annual Report on
          Form 10-K for the fiscal year ended September 29, 2002 (File
          No. 1-15983) ("2002 Form 10-K"), is incorporated by
          reference.
*10-c-2   Form of Restricted Stock Agreement under the 1997 Long-Term
          Incentives Plan, filed as Exhibit 10-a-2 to Meritor's Annual
          Report on Form 10-K for the fiscal year ended September 30,
          1997 ("1997 Form 10-K"), is incorporated by reference.
*10-c-3   Form of Option Agreement under the 1997 Long-Term Incentives
          Plan, filed as Exhibit 10(a) to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998
          (File No. 1-13093), is incorporated by reference.
*10-d-1   Directors Stock Plan, filed as Exhibit 10-b-1 to the 1997
          Form 10-K, is incorporated by reference.
*10-d-2   Form of Restricted Stock Agreement under the Directors Stock
          Plan, filed as Exhibit 10-b-2 to the 1997 Form 10-K, is
          incorporated by reference.
*10-d-3   Form of Option Agreement under the Directors Stock Plan,
          filed as Exhibit 10(b) to Meritor's Quarterly Report on Form
          10-Q for the quarterly period ended March 31, 1998 (File No.
          1-13093), is incorporated by reference.
*10-e     Incentive Compensation Plan, filed as Exhibit 10-c-1 to the
          1997 Form 10-K, is incorporated by reference.
*10-f     Copy of resolution of the Board of Directors of
          ArvinMeritor, adopted on July 6, 2000, providing for its
          Deferred Compensation Policy for Non-Employee Directors,
          filed as Exhibit 10-f to the 2000 Form 10-K, is incorporated by reference.
*10-g     Deferred Compensation Plan, filed as Exhibit 10-e-1 to
          Meritor's Annual Report on Form 10-K for the fiscal year
          ended September 30, 1998 (File No. 1-13093), is incorporated by reference.
*10-h     1998 Stock Benefit Plan, as amended, filed as Exhibit (d)(2)
          to ArvinMeritor's Schedule TO, Amendment No. 3 (File No.
          5-61023), is incorporated by reference.
*10-i     Employee Stock Benefit Plan, as amended, filed as Exhibit
          (d)(3) to ArvinMeritor's Schedule TO, Amendment No. 3 (File
          No. 5-61023), is incorporated by reference.
*10-j     1988 Stock Benefit Plan, as amended, filed as Exhibit 10 to
          Arvin's Quarterly Report on Form 10-Q for the quarterly
          period ended July 3, 1988, and as Exhibit 10(E) to Arvin's
          Quarterly Report on Form 10-Q for the quarter ended July 4,
          1993 (File No. 1-302), is incorporated by reference.
10-k      Second Amended and Restated Receivables Sale Agreement,
          dated as of September 26, 2002, among ArvinMeritor
          Receivables Corporation, ArvinMeritor, Credit Lyonnais,
          Bayerische Landesbank, New York Branch, ABN AMRO N.V., Giro
          Balanced Funding Corporation, La Fayette Asset
          Securitization LLC, Amsterdam Funding Corporation and the
          other purchasers party thereto, filed as Exhibit 10-k to the
          2002 Form 10-K, is incorporated by reference.
10-l      Second Amendment to Second Amended and Restated Receivables
          Sale Agreement, dated as of March 25, 2003, among
          ArvinMeritor Receivables Corporation, the company, the
          Purchaser Agents named therein and Credit Lyonnais, acting through its New York Branch, as Agent, filed as Exhibit 10a to ArvinMeritor's Quarterly Report on Form 10-Q for the
          quarterly period ended March 30, 2003 (File No. 1-15983), is incorporated by reference.
10-m      Third Amendment to Second Amended and Restated Receivables
          Sale Agreement, dated as of September 25, 2003, among
          ArvinMeritor Receivables Corporation, the company, the
          Related Committed Purchasers named therein, the Purchaser
          Agents named therein and Credit Lyonnais, acting through its
          New York Branch, as Agent.
10-n      Amended and Restated Purchase and Sale Agreement, dated
          September 27, 2001, among the originators named therein and
          ArvinMeritor Receivables Corporation, filed as Exhibit 10-n to ArvinMeritor's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-15983), is
          incorporated by reference.
10-o      First Amendment to Restated Purchase and Sale Agreement,
          dated as of March 25, 2002, among the originators named
          therein, ArvinMeritor Receivables Corporation and ABN AMRO
          Bank N.V., filed as Exhibit 10d to ArvinMeritor's Quarterly
          Report on Form 10-Q for the quarterly period ended March 31,
          2002 (File No. 1-15983), is incorporated by reference.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10-p      Second Amendment to Restated Purchase and Sale Agreement,
          dated as of September 26, 2002, among the originators named therein and ArvinMeritor Receivables Corporation, filed as
          Exhibit 10-l to the 2002 Form 10-K, is incorporated by
          reference.
10-q      Second Amended and Restated Receivables Purchase Agreement,
          dated as of March 10, 2003, among Zeuna Starker, Galleon
          Capital Corporation, as Purchaser, State Street Global
          Markets LLC, as Administrator, and State Street Bank and
          Trust Company, as Relationship Bank, filed as Exhibit 10b to
          ArvinMeritor's Form 10-Q for the quarterly period ended
          March 30, 2003 (File No. 1-15983), is incorporated by
          reference.
*10-r     Agreement, dated as of October 28, 2003, between
          ArvinMeritor and Craig M. Stinson.
12        Computation of ratio of earnings to fixed charges.
21        List of subsidiaries of ArvinMeritor.
23-a      Consent of Vernon G. Baker, II, Esq., Senior Vice President
          and General Counsel of ArvinMeritor.
23-b      Independent auditors' consent.
24        Power of Attorney authorizing certain persons to sign this
          Annual Report on Form 10-K on behalf of certain directors
          and officers of ArvinMeritor.
31-a      Certification of the Chief Executive Officer pursuant to
          Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act).
31-b      Certification of the Chief Financial Officer pursuant to
          Rule 13a-14(a) under the Exchange Act.
32-a      Certification of the Chief Executive Officer pursuant to
          Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section
          1350.
32-b      Certification of the Chief Financial Officer pursuant to
          Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section
          1350.

---------------

* Management contract or compensatory plan or arrangement.