Form 10-Q
period 2003-12-28
ARVINMERITOR INC
filed 2004-02-11
CIK 1113256

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	December 28, 2003

Commission file number	1-15983

ArvinMeritor, Inc.

(Exact name of registrant as specified in its charter)

Indiana	38-3354643

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2135 West Maple Road, Troy, Michigan	48084-7186

(Address of principal executive offices)	(Zip Code)

(248) 435-1000

(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	✓	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	✓	No

69,312,186 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on January 31, 2004.

ARVINMERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ARVINMERITOR, INC.

STATEMENT OF CONSOLIDATED INCOME
(in millions, except per share amounts)

	Three Months Ended
	December 31,

	2003	2002

	(Unaudited)
Sales	$2,180	$1,709
Cost of sales	(1,998)	(1,535)

GROSS MARGIN	182	174
Selling, general and administrative	(116)	(101)
Restructuring costs	(1)	—
Costs for withdrawn tender offer	(16)	—

OPERATING INCOME	49	73
Equity in earnings of affiliates	2	1
Gain on sale of marketable securities	7	—
Interest expense, net and other	(26)	(25)

INCOME BEFORE INCOME TAXES	32	49
Provision for income taxes	(11)	(16)
Minority interests	(2)	(1)

NET INCOME	$19	$32

BASIC EARNINGS PER SHARE	$0.28	$0.48

DILUTED EARNINGS PER SHARE	$0.28	$0.47

Basic average common shares outstanding	67.0	66.9

Diluted average common shares outstanding	68.3	67.4

Cash dividends per common share	$0.10	$0.10

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONSOLIDATED BALANCE SHEET
(in millions)

	December 31,	September 30,
	2003	2003

ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$137	$103
Receivables (less allowance for doubtful accounts:
December 31, 2003, $23 and September 30, 2003, $24)	1,386	1,327
Inventories	581	543
Other current assets	267	266

TOTAL CURRENT ASSETS	2,371	2,239

NET PROPERTY	1,337	1,332
GOODWILL	985	951
OTHER ASSETS	734	731

TOTAL ASSETS	$5,427	$5,253

LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$12	$20
Accounts payable	1,299	1,311
Compensation and benefits	240	238
Income taxes	26	31
Other current liabilities	289	278

TOTAL CURRENT LIABILITIES	1,866	1,878

LONG-TERM DEBT	1,572	1,541
RETIREMENT BENEFITS	709	683
OTHER LIABILITIES	183	188
MINORITY INTERESTS	73	64
SHAREOWNERS’ EQUITY:
Common stock (December 31 and September 30, 2003, 71.0 shares issued and 68.5 outstanding)	71	71
Additional paid-in capital	562	561
Retained earnings	651	639
Treasury stock (December 31 and September 30, 2003, 2.5 shares)	(38)	(37)
Unearned compensation	(9)	(12)
Accumulated other comprehensive loss	(213)	(323)

TOTAL SHAREOWNERS’ EQUITY	1,024	899

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$5,427	$5,253

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
(in millions)

	Three Months Ended
	December 31,

	2003	2002

	(Unaudited)
OPERATING ACTIVITIES
Net income	$19	$32
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation and amortization	56	50
Gain on sale of marketable securities	(7)	—
Restructuring costs, net of expenditures	(3)	(3)
Pension and retiree medical expense	33	24
Pension and retiree medical contributions	(23)	(22)
Changes in receivable securitization	(14)	(5)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency adjustments	(48)	(99)

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	13	(23)

INVESTING ACTIVITIES
Capital expenditures	(32)	(26)
Proceeds from disposition of property and businesses	16	13
Proceeds from sale of securities	18	—
Other investing activities	—	(2)

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	2	(15)

FINANCING ACTIVITIES
Net increase in revolving credit facilities	28	53
(Payments) borrowings on lines of credit and other	(7)	1

Net proceeds from debt	21	54
Cash dividends	(7)	(7)

CASH PROVIDED BY FINANCING ACTIVITIES	14	47

EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH	5	7

CHANGE IN CASH AND CASH EQUIVALENTS	34	16
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	103	56

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$137	$72

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

In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s financial statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2003. The results of operations for the three months ended December 31, 2003, are not necessarily indicative of the results for the full year.

The company’s fiscal year ends on the Sunday nearest September 30. The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30. The first quarter of fiscal 2003 and 2002 ended on December 28, 2003, and December 29, 2002, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters unless otherwise stated.

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

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding at December 31 is as follows (in millions):

	2003	2002

Basic average common shares outstanding	67.0	66.9
Impact of restricted stock	1.0	0.5
Impact of stock options	0.3	—

Diluted average common shares outstanding	68.3	67.4

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	New Accounting Standards

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act (the Act) into law. This law introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP permits companies that are a sponsor of a postretirement heath care plan that provides a prescription drug benefit to either include the effects of the Act in its financial statements or defer accounting for the Act until the FASB issues guidance on how to account for the federal subsidy. The company has elected to defer accounting for the effects of the Act until specific guidance is issued by the FASB.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.” This Statement revises employers’ disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88 and No. 106. It requires additional disclosures to those in the original FASB Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Certain of these disclosures are required for financial statements with interim periods ending after December 15, 2003. The company has elected to adopt this statement in the first quarter of fiscal 2004 and has included the additional disclosure requirements in Note 16.

4.	Dana Corporation Tender Offer

On July 9, 2003, the company commenced a tender offer to acquire all of the outstanding shares of Dana Corporation (Dana) for $15.00 per share in cash. On July 22, 2003, Dana’s Board of Directors recommended that its shareowners reject the company’s initial cash tender offer. On November 17, 2003, the company increased its tender offer to $18.00 per share in cash and indicated it would withdraw its offer on December 2, 2003 unless the Dana Board of Directors agreed to begin negotiating a definitive merger agreement. On November 24, 2003, following Dana’s announcement that its Board of Directors recommended that its shareowners reject the company’s increased offer, the company announced that it had withdrawn its $18.00 per share all cash tender offer. As a result of the company’s decision to withdraw its tender offer, the company recorded a net charge of $9 million ($6 million after-tax, or $0.09 per diluted share) in the first quarter of fiscal 2004. The pre-tax charge includes $16 million in direct incremental acquisition costs and a gain on the sale of Dana stock owned by the company of $7 million.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Acquisitions and Divestitures

In the second quarter of fiscal 2003, the company purchased the remaining 51-percent interest in Zeuna Stärker GmbH & Co. KG (Zeuna Stärker). The December 31, 2003 consolidated balance sheet includes $111 million of goodwill associated with the purchase price allocation. Incremental sales from Zeuna Stärker were $203 million in the first quarter of fiscal year 2004.

6.	Restructuring Costs

During fiscal 2003, the company approved workforce reductions and facility consolidations in its Light Vehicle Systems (LVS) business segment. These measures follow the management realignment of the company’s LVS business and are also intended to address the competitive challenges in the automotive supplier industry. Additionally, the company has approved plans for a work force reduction and facility closure in its Light Vehicle Aftermarket (LVA) business segment. During the three months ended December 31, 2003, the company recorded restructuring costs for employee termination and benefit expenses totaling $1 million related to these programs. At December 31, 2003, $6 million of restructuring reserves relating to employee termination benefit payments remained in the consolidated balance sheet.

The company recorded additional restructuring costs of $1 million in the first quarter of fiscal year 2004 related to severance and other termination benefits associated with the integration of Zeuna Stärker into the Light Vehicle Systems business. The acquisition was accounted for using the purchase method of accounting and these restructuring costs were reflected in the purchase price allocation. At December 31, 2003, $5 million of restructuring reserves related to this integration remained in the consolidated balance sheet.

The changes in the restructuring reserves for the three months ended December 31, 2003 are as follows (in millions):

Employee
Termination
Benefits

Balance at September 30, 2003	$13
Activity during the period:
Charges to expense	1
Purchase accounting	1
Cash payments	(4)

Balance at December 31, 2003	$11

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Accounts Receivable Securitization and Factoring

The company participates in U.S. and European accounts receivable securitization facilities to enhance financial flexibility and lower interest costs. Under the U.S. accounts receivable securitization facility the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, special purpose subsidiary. ARC has entered into an agreement to sell an undivided interest in up to $250 million of eligible receivables to certain bank conduits. Under the European facility, the company can sell up to 50 million euro of trade receivables to a bank. As of December 31, 2003 and September 30, 2003 the company had utilized $180 million and $210 million, respectively, of the U.S. accounts receivable securitization facility and 35 million euro ($43 million) and 24 million euro ($27 million), respectively, of the European accounts receivable securitization facility.

As of December 31, 2003 and September 30, 2003 the banks had a preferential interest in $316 million and $255 million, respectively, of the remainder of the receivables held at ARC to secure the obligation under the U.S. accounts receivable securitization facility. The bank had a preferential interest in 5 million euro ($6 million) and 4 million euro ($5 million) as of December 31, 2003 and September 30, 2003, respectively, of the remainder of the receivables held to secure the obligation under the European accounts receivable securitization facility.

The company has no retained interest in the receivables sold, but does perform collection and administrative functions. The receivables under these programs were sold at fair market value and a discount on the sale was recorded in interest expense, net and other. A discount of $1 million was recorded for the three months ended December 31, 2003 and 2002. The gross amount of proceeds received from the sale of receivables under these programs was $760 million and $350 million for the three months ended December 31, 2003 and 2002, respectively. The U.S. accounts receivable securitization program and the European program mature in September 2004 and March 2005, respectively.

If the company’s credit ratings were reduced to certain levels, or if certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facilities. At December 31, 2003, the company was in compliance with all covenants.

In addition to its securitization programs, several of the company’s European subsidiaries factor eligible accounts receivable with financial institutions. The receivables are factored without recourse to the company and are excluded from accounts receivable. The amounts of factored receivables were $70 million and $47 million at December 31, 2003 and September 30, 2003, respectively.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Stock Options

Effective October 1, 2002, the company voluntarily changed its method of accounting for stock options granted under its various stock-based compensation plans and began expensing the fair value of stock options. The company recorded compensation expense associated with the expensing of options of $1 million ($1 million after-tax, or $0.01 per diluted share) for the three months ended December 31, 2003 and 2002 .

9.	Inventories

Inventories are summarized as follows (in millions):

	December 31,	September 30,
	2003	2003

Finished goods	$261	$252
Work in process	137	136
Raw materials, parts and supplies	228	200

Total	626	588
Less: allowance to adjust the carrying value of certain inventories to a LIFO basis	(45)	(45)

Inventories	$581	$543

10.	Other Current Assets

Other Current Assets are summarized as follows (in millions):

	December 31,	September 30,
	2003	2003

Current deferred income taxes	$126	$124
Customer reimbursable tooling and engineering	81	74
Asbestos-related recoveries	13	13
Prepaid and other	47	55

Other Current Assets	$267	$266

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Other Assets

Other Assets are summarized as follows (in millions):

	December 31,	September 30,
	2003	2003

Long-term deferred income taxes	$289	$283
Prepaid pension costs	35	32
Investments in affiliates	92	88
Fair value of interest rate swaps	46	46
Asbestos-related recoveries	60	63
Capitalized software costs, net	41	42
Trademarks	26	26
Patents and licenses and other intangible assets (less accumulated amortization: $7 at December 31, 2003 and $6 at September 30, 2003)	33	33
Other	112	118

Other Assets	$734	$731

The company anticipates amortization expense for patents, licenses and other intangible assets of approximately $3 million per year for fiscal 2004 and 2005, $2 million in fiscal 2006 and $1 million per year for fiscal 2007 and 2008.

12.	Other Current Liabilities

Other Current Liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2003	2003

Product warranties	$85	$86
Taxes other than income taxes	39	38
Asbestos	13	13
Interest	27	12
Restructuring	11	13
Environmental	11	11
Other	103	105

Other Current Liabilities	$289	$278

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended
	December 31,

	2003	2002

Product warranties — beginning balance	$86	$85
Accruals for product warranties	11	14
Payments	(13)	(14)
Change in estimates and other	1	(1)

Product warranties — ending balance	$85	$84

13.	Other Liabilities

Other Liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2003	2003

Asbestos	$66	$69
Environmental	20	22
Other	97	97

Other Liabilities	$183	$188

14.	Long-Term Debt

Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

	December 31,	September 30,
	2003	2003

6 5/8 percent notes due 2007	$199	$199
6 3/4 percent notes due 2008	100	100
7 1/8 percent notes due 2009	150	150
6.8 percent notes due 2009	499	499
8 3/4 percent notes due 2012	400	400
9.5 percent subordinated debentures due 2027	39	39
Bank revolving credit facilities	81	53
Lines of credit and other	70	75
Fair value adjustment of notes	46	46

Subtotal	1,584	1,561
Less: current maturities	(12)	(20)

Long-Term Debt	$1,572	$1,541

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debt Securities

The company previously filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities to be offered in one or more series on terms determined at the time of sale. At December 31, 2003 the company has $150 million of debt securities available for issuance under this shelf registration.

Subordinated Debentures

In January 1997, Arvin Capital I (the trust), a wholly owned finance subsidiary trust of ArvinMeritor, issued 9.5 percent Company-Obligated Mandatorily Redeemable Preferred Capital Securities of a Subsidiary Trust (preferred capital securities), due February 1, 2027, and callable in February 2007 at a premium and in February 2017 at par. The proceeds from the preferred capital securities are invested entirely in 9.5 percent junior subordinated debentures of the company, which are the sole assets of the trust. The company fully and unconditionally guarantees the trust’s obligation to the holders of the preferred capital securities.

Prior to fiscal 2003, the company consolidated the trust and the preferred capital securities were included in the consolidated balance sheet. During the fourth quarter of fiscal 2003, the company adopted FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” Under the provisions of FIN 46, it was determined that the trust is a variable interest entity in which the company does not have a variable interest and therefore is not the primary beneficiary. Upon adoption of FIN 46, the company no longer consolidates the trust, which issued the $39 million of outstanding preferred capital securities, and has included in long-term debt $39 million of junior subordinated debentures due to the trust.

Bank Revolving Credit Facilities

The company has two unsecured credit facilities, which mature on June 27, 2005: a three-year, $400-million revolving credit facility and a five-year, $750-million revolving credit facility. Borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company’s credit rating. At December 31, 2003, the margin over the LIBOR rate was 115 basis points, and the facility fee was 22.5 basis points.

Interest Rate Swap Agreements

The company entered into two interest rate swap agreements in March 2002. These swap agreements, in effect, converted $300 million notional amount of the company’s 8 3/4 percent notes and $100 million notional amount of the 6.8 percent notes to variable interest rates. The fair value of the swaps was $46 million as of December 31, 2003 and September 30, 2003, and is recorded in Other Assets, with an offsetting amount recorded in Long-Term Debt. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8 3/4 percent and 6.8 percent on notional amounts of $300 million and $100 million, respectively, and pays variable

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

rates based on three-month LIBOR plus a weighted-average spread of 2.51 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other.

Leases

The company has entered into agreements to lease certain manufacturing and administrative assets. Under two of the agreements, the assets are held by variable interest entities. The company has determined that it has a variable interest in one of the variable interest entities, due to a $28 million residual value guarantee that obligates the company to absorb a majority of the variable interest entity’s losses. The assets and liabilities of this variable interest entity are included in the company’s consolidated balance sheet at December 31, 2003 and September 30, 2003.

The company has various other leasing arrangements that are not with variable interest entities. The company has provided a $3 million residual value guarantee associated with one of these leasing arrangements.

Covenants

The credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. In addition, an operating lease requires the company to maintain financial ratios that are similar to those required under the company’s credit facilities. At December 31, 2003, the company was in compliance with all covenants.

15.	Financial Instruments

The company’s financial instruments include cash and cash equivalents, marketable securities, short-term debt, long-term debt, interest rate swaps, and foreign exchange contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its interest rate and foreign exchange rate exposures. The company’s interest rate swap agreements are discussed in Note 14.

Foreign Exchange Contracts

The company uses foreign exchange contracts, generally of short duration (less than three months), for the purpose of settling foreign currency denominated payables and receivables. The company has elected not to designate the foreign exchange contracts as hedges; therefore, changes in the fair value of the foreign exchange contracts are recognized in operating income. The net income impact of recording these contracts at fair value in the three months ended December 31, 2003 and 2002 did not have a significant effect on the company’s results of operations. As of December 31, 2003 and September 30, 2003, the fair value of foreign exchange contracts was not material. The company does not enter into derivative instruments for speculative purposes.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	December 31,		September 30,
	2003		2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Cash and cash equivalents	$137	$137	$103	$103
Marketable securities	—	—	17	17
Interest rate swaps — asset	46	46	46	46
Short-term debt	12	12	20	20
Long-term debt	1,572	1,642	1,541	1,533

Cash and cash equivalents — All highly liquid investments purchased with maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments.

Marketable Securities — Fair value is based on the current market price of the underlying investment.

Interest rate swaps — Fair values are estimated by obtaining quotes from external sources.

Short-term debt — The carrying value of short-term debt approximates fair value because of the short maturity of these borrowings.

Long-term debt — Fair values are based on the company’s current incremental borrowing rate for similar types of borrowing arrangements.

16.	Retirement Benefit Liabilities

Retirement Benefit liabilities consisted of the following (in millions):

	December 31,	September 30,
	2003	2003

Retiree medical liability	$298	$298
Pension liability	433	412
Other	43	38

Subtotal	774	748
Less: current portion	(65)	(65)

Retirement Benefit Liabilities	$709	$683

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of net periodic pension and retiree medical expense for the three months ended December 31, are as follows:

	2003		2002

		Retiree		Retiree
	Pension	Medical	Pension	Medical

Service cost	$10	$1	$9	$1
Interest cost	20	10	18	10
Assumed return on plan assets	(21)	—	(20)	—
Amortization of prior service costs	2	(1)	1	(1)
Recognized actuarial loss	6	6	2	4

Total expense	$17	$16	$10	$14

17.	Contingencies

Environmental

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have, and will continue to have, an impact on the manufacturing operations of the company. The process of estimating environmental liabilities is complex and dependent on physical and scientific data at the site, uncertainties as to remedies and technologies to be used and the outcome of discussions with regulatory agencies. The company records liabilities for environmental issues in the accounting period in which its responsibility and remediation plan are established and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, the company records a liability for its allocable share of costs related to its involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. At environmental sites in which ArvinMeritor is the only potentially responsible party, the company records a liability for the total estimated costs of remediation before consideration of recovery from insurers or other third parties.

The company has been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at December 31, 2003, to be approximately $33 million, of which $11 million is recorded as a liability. In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2003, to be approximately $48 million, of which $20 million is recorded as a liability.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following are the components of the Superfund and Non-Superfund Environmental reserves (in millions):

	Superfund	Non-Superfund
	Sites	Sites	Total

Balance at September 30, 2003	$11	$22	$33
Payments	—	(2)	(2)

Balance at December 31, 2003	$11	$20	$31

A portion of the environmental reserves is included in Other Current Liabilities with the majority of the amount recorded in Other Liabilities (see Notes 12 and 13).

The actual amount of costs or damages for which the company may be held responsible could materially exceed the foregoing estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation and other factors that make it difficult to accurately predict actual costs. However, based on management’s assessment, and subject to the difficulties inherent in estimating these future costs, the company believes that its expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the company’s business, financial condition or results of operations. In addition, in future periods, new laws and regulations, changes in the remediation plan, advances in technology and additional information about the ultimate clean up remedy could significantly change the company’s estimates. Management cannot assess the possible effect of compliance with future requirements.

Asbestos

Maremont Corporation (“Maremont”, a subsidiary of the company) and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., (“Arvin”) acquired Maremont in 1986.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maremont’s asbestos-related liabilities and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31,	September 30,
	2003	2003

Unbilled committed settlements	$4	$4
Pending claims	69	72
Shortfall and other	6	6

Asbestos-related liabilities	$79	$82

Asbestos-related recoveries	$73	$76

A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 10 through 13).

Unbilled Committed Settlements: Unbilled committed settlements liability relates to committed settlements that Maremont agreed to pay when Maremont participated in the Center for Claims Resolution (CCR). Maremont shared in the payments of defense and indemnity costs of asbestos-related claims with other CCR members. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 1, 2001, when it was reorganized and discontinued negotiating shared settlements. There were no significant billings to insurance companies related to committed settlements in the three months ended December 31, 2003.

Pending Claims: Upon dissolution of the CCR in February 2001, Maremont began handling asbestos-related claims through its own defense counsel and is committed to examining the merits of each asbestos-related claim. For purposes of establishing liabilities for pending asbestos-related claims, Maremont estimates its defense and indemnity costs based on the history and nature of filed claims to date and Maremont’s experience. Maremont developed experience factors for indemnity and litigation costs using data on actual experience in resolving claims since the dissolution of the CCR in February 2001 and its assessment of the nature of the claims. Maremont had approximately 65,000 and 63,000 pending asbestos-related claims at December 31, 2003 and September 30, 2003, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged very few claimants have established that a Maremont product caused their injuries. The decline in the pending claims liability since September 30, 2003 was due to a decline in the cost per indemnity claim. Billings to insurance companies for indemnity and defense costs of resolved cases were $3 million in the three months ended December 31, 2003.

Shortfall: Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. There were no payments by the company related to shortfall and other in the three months ended December 31, 2003.

Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on the insurance agreements in place. Based on its assessment of the history and nature of filed claims to date, and of Maremont’s insurance carriers, management believes that existing insurance coverage is adequate to cover substantially all costs relating to pending claims.

The amounts recorded for the asbestos-related liabilities and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities for asbestos-related claims are subject to considerable uncertainty because such liabilities are influenced by variables that are difficult to predict. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of Maremont’s liability for asbestos-related claims, and the effect on the company, could differ materially from current estimates.

Maremont has not recorded liabilities for unknown claims that may be asserted against it in the future. Maremont does not have sufficient information to make a reasonable estimate of its potential liability for asbestos-related claims that may be asserted against it in the future.

Product Recall Campaign

The company has recalled certain of its commercial vehicle axles equipped with TRW model 20-EDL tie rod ends because of potential safety-related defects in those ends. TRW, Inc. (“TRW”) manufactured the affected tie rod ends from June 1999 through June 2000 and supplied them to the company for incorporation into its axle products.

TRW commenced recall campaigns in August 2000 and June 2001, covering 24 weeks of production, due to a purported manufacturing anomaly identified by TRW. However, after an analysis of field returns and customer reports of excessive wear, ArvinMeritor concluded that the defect was based on the design of a bearing used in the ball socket, which is part of the tie rod end, and not on the purported anomaly in the manufacturing process. The company reported its finding to the National Highway Transportation Safety Administration in April 2002 and expanded the recall campaign to cover all of its axle products that had incorporated TRW model 20-EDL tie rod ends. ArvinMeritor estimates the cost of its expanded recall of TRW model 20-EDL tie rod ends to be approximately $17 million. On May 6, 2002, the company filed suit against TRW in the U.S. District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty, and seeking compensatory and consequential damages in connection with the recall campaign. The company recorded a liability and offsetting receivable for the estimated cost of its expanded recall campaign. As of December 31, 2003 and

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

September 30, 2003, the company had recorded a receivable from TRW for $17 million. Although the outcome of this matter cannot be predicted with certainty, the company believes that it is entitled to reimbursement by TRW for its costs associated with the campaign. In addition, at December 31, 2003 and September 30, 2003, the company recorded $2 million of receivables from TRW for reimbursement of customer claims paid to date covered by the TRW recall campaign. The company recorded product warranty reserves for this matter of $6 million and $7 million, net of claims paid to date, as of December 31, 2003 and September 30, 2003. See Note 12 for additional information related to the company’s product warranties.

Indemnifications

The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos, employment-related matters, and the periods of indemnification vary in duration. The overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. The company is not aware of claims or other information that would give rise to material payments under such indemnifications.

UBS Securities LLC acted as the company’s financial advisor and the dealer manager in connection with the withdrawn tender offer for the outstanding shares of Dana (see Note 4). The company agreed to indemnify UBS Securities LLC and certain related persons against various liabilities and expenses in connection with its engagement, including various liabilities and expenses under the federal securities laws.

Other

Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the company, relating to the conduct of the company’s business, including those pertaining to product liability, intellectual property, safety and health, and employment matters. Although the outcome of litigation cannot be predicted with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters that are pending will not have a material adverse effect on the company’s business, financial condition or results of operations.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.	Comprehensive Income

Comprehensive income is summarized as follows (in millions):

	Three Months Ended
	December 31,

	2003	2002

Net income	$19	$32
Foreign currency translation	113	62
Reclassification of unrealized gain on marketable securities, net of tax	(3)	—

Comprehensive income	$129	$94

19.	Business Segment Information

The company has three reportable operating segments: Light Vehicle Systems (LVS), Commercial Vehicle Systems (CVS), and Light Vehicle Aftermarket (LVA). LVS is a major supplier of air and emission systems, aperture systems (roof and door systems and motion control products), and undercarriage systems (suspension and ride control systems and wheel products) for passenger cars, motorcycles, all-terrain vehicles, light trucks and sport utility vehicles to original equipment manufacturers (OEMs). CVS supplies drivetrain systems and components, including axles and drivelines, braking and suspension systems, and exhaust and ride control products, for medium- and heavy-duty trucks, trailers and specialty vehicles to OEMs and the commercial vehicle aftermarket. LVA supplies exhaust, ride control and filter products and other automotive parts to the passenger car, light truck and sport utility aftermarket. Business units that are not focused on automotive products are classified as “Other.” The company’s coil coating operation is included in this classification.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is summarized as follows (in millions):

	Three Months Ended
	December 31,

	2003	2002

Sales:
Light Vehicle Systems	$1,251	$903
Commercial Vehicle Systems	685	572
Light Vehicle Aftermarket	198	197
Other	46	37

Total sales	$2,180	$1,709

Operating Income:
Light Vehicle Systems	$31	$42
Commercial Vehicle Systems	32	24
Light Vehicle Aftermarket	1	6
Other	1	1

Segment operating income	65	73
Costs for withdrawn tender offer	(16)	—

Operating income	49	73
Equity in earnings of affiliates	2	1
Gain on sale of marketable securities	7	—
Interest expense, net and other	(26)	(25)

Income before income taxes	32	49
Provision for income taxes	(11)	(16)
Minority interests	(2)	(1)

Net income	$19	$32

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in the carrying value of goodwill for the three months ended December 31, 2003, is as follows (in millions):

	LVS	CVS	LVA	Total

Balance at September 30, 2003	$351	$421	$179	$951
Goodwill resulting from Zeuna Stärker	4	—	—	4
Foreign currency translation	16	10	4	30

Balance at December 31, 2003	$371	$431	$183	$985

ARVINMERITOR, INC.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

OVERVIEW and OUTLOOK

During the first quarter of fiscal 2004, the company experienced a reduction in margins, driven by costs associated with the company’s withdrawn tender offer for the outstanding shares of Dana and lower margins in its Light Vehicle Systems and Light Vehicle Aftermarket business segments. The Commercial Vehicle Systems business saw its margins increase during the quarter. The acquisition of Zeuna Stärker in the second quarter of fiscal 2003 also contributed to margin dilution in the LVS business.

The company’s fiscal 2004 outlook for light vehicle production is 16.1 million vehicles in North America and 16.6 million vehicles in Western Europe. The company expects North American Class 8 truck production of 222,000 units in fiscal 2004. Western European heavy- and medium-duty truck production is estimated at 363,000 units for fiscal 2004.

The company continues to address the competitive challenges in the automotive supplier industry and as a result has certain restructuring plans to reduce costs. Anticipated restructuring actions include facility closures, business consolidations and work force downsizing. For fiscal 2004, the company estimates total pre-tax restructuring costs of $15 million and annualized pre-tax savings of approximately $20 million related to these actions. The restructuring costs are expected to be incurred between the second and fourth quarter of fiscal 2004.

In the first quarter of fiscal 2004, the company signed a definitive agreement to sell its 75 percent shareholding in AP Amortiguadores S.A. (APA) a manufacturer of shock absorbers for the global automotive market. Although the sale is subject to regulatory approval, the company expects the transaction to be completed in the second quarter of fiscal 2004. APA had sales of $158 million in fiscal 2003.

Other factors that could affect the company’s results for the full fiscal year include the impact of currency fluctuations on sales and operating income, which is difficult to predict.

ARVINMERITOR, INC.

RESULTS OF OPERATIONS

	Three Months Ended
	December 31,

	2003	2002

Sales:
Light Vehicle Systems	$1,251	$903
Commercial Vehicle Systems	685	572
Light Vehicle Aftermarket	198	197
Other	46	37

Total Sales	$2,180	$1,709

Operating Income:
Light Vehicle Systems	$31	$42
Commercial Vehicle Systems	32	24
Light Vehicle Aftermarket	1	6
Other	1	1

Segment Operating Income	65	73
Costs for withdrawn tender offer	(16)	—

OPERATING INCOME	49	73
Equity in earnings of affiliates	2	1
Gain on sale of marketable securities	7	—
Interest expense, net and other	(26)	(25)

INCOME BEFORE INCOME TAXES	32	49
Provision for income taxes	(11)	(16)
Minority interests	(2)	(1)

NET INCOME	$19	$32

DILUTED EARNINGS PER SHARE	$0.28	$0.47

DILUTED AVERAGE COMMON SHARES OUTSTANDING	68.3	67.4

ARVINMERITOR, INC.

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Total Company

Sales for the first quarter of fiscal 2004 were $2,180 million, an increase of $471 million, or 28 percent, as compared to last year’s first quarter. Foreign currency translation, driven by the stronger euro, favorably impacted sales by approximately $135 million and the company’s acquisition of the remaining 51-percent interest in Zeuna Stärker in the second quarter of fiscal 2003 added sales of $203 million. Strong North American Class 8 truck volumes also positively impacted sales.

Operating income for the first quarter of fiscal 2004 was $49 million, compared to $73 million for the same period last year. Included in operating income in the first quarter of fiscal 2004 were $16 million of costs expensed as a result of the company’s decision to withdraw its tender offer for Dana. Operating margin declined to 2.2 percent, from 4.3 percent in the first quarter of fiscal 2003. In addition to the Dana costs, higher pension and retiree medical costs of $9 million, principally due to the reduction in the discount rate used to measure the benefit obligations, and premium product launch costs of $6 million negatively impacted operating margin.

Equity in earnings of affiliates was $2 million, up from $1 million in the same period last year. As a result of the decision to withdraw its tender offer, in the first quarter of fiscal 2004, the company sold its holdings of Dana stock and recorded a gain of $7 million. Interest expense, net and other of $26 million was up slightly from $25 million in last year’s first quarter. The effective tax rate increased to 34 percent in the first quarter of fiscal 2004 from 32 percent in the first quarter of fiscal 2003.

Net income for the first quarter of fiscal 2004 was $19 million, or $0.28 per diluted share, a decline of $13 million compared to last year’s first quarter net income of $32 million, or $0.47 per diluted share.

Business Segments

Light Vehicle Systems (LVS) sales were $1,251 million, up $348 million, or 39 percent, from the first quarter of fiscal 2003. The increase in sales was driven by the acquisition of Zeuna Stärker which added sales of $203 million, foreign currency translation of approximately $90 million and higher sales in the company’s door and roof businesses. Operating income was $31 million, a decrease of $11 million from last year’s first quarter. Operating margin declined to 2.5 percent, from 4.7 percent in last year’s first quarter. Premium product launch costs of $6 million, lower pricing and the consolidation of Zeuna Stärker were the primary factors that drove the operating margin decline.

ARVINMERITOR, INC.

Commercial Vehicle Systems (CVS) sales were $685 million, up $113 million, or 20 percent, from last year’s first quarter. The increase in sales was primarily driven by a 17 percent increase in North American heavy-duty truck (commonly referred to as “Class 8” trucks) production and foreign currency translation of approximately $35 million Operating income was $32 million, an increase of $8 million from the first quarter of fiscal 2003, and operating margin improved to 4.7 percent from 4.2 percent in last year’s first quarter. The increase in sales levels drove the operating margin improvement.

Light Vehicle Aftermarket (LVA) sales were $198 million, up slightly from $197 million in last year’s first quarter. Without the impact of foreign currency translation, which increased sales by approximately $10 million, sales would have declined. Operating income was $1 million, a decline of $5 million from last year’s first quarter. Operating margin fell to 0.5 percent, from 3.0 percent in the prior year’s first quarter. Lower volumes and unfavorable pricing drove the operating profit decline, as markets remained weak for aftermarket parts, particularly in North America.

FINANCIAL CONDITION

See Condensed Statement of Consolidated Cash Flows for additional detail on the company’s cash flows.

Operating Activities — Cash provided by operating activities was $13 million for the first three months of fiscal 2004 compared to cash used for operating activities of $23 million for the same period in fiscal 2003. Contributing to the improvement in operating cash flow were lower uses of cash for working capital, primarily due to payments in the first quarter of fiscal 2003 for incentive compensation plans. Partially offsetting this increase in operating cash flow, the company reduced its balances under the accounts receivable securitization programs by $14 million, compared to $5 million in the first quarter of fiscal 2003.

Investing Activities — Cash provided by investing activities was $2 million for the first three months of fiscal 2004 compared to cash used for investing activities of $15 million for the same period last year. Capital expenditures were $32 million in the first three months of fiscal 2004 compared to $26 million in the same period last year. As a percentage of sales, capital expenditures were 1.5 percent for the first three months of fiscal 2004 and 2003. Investing activities in the first three months of fiscal 2004 include proceeds of $18 million from the sale of Dana stock owned by the company and $16 million of proceeds from the disposition of assets. Proceeds from the disposition of assets were $13 million for the same period in the prior year. Cash used for other investing activities was $2 million in the first three months of fiscal 2003.

Financing Activities — Cash provided by financing activities was $14 million in the first three months of fiscal 2004 compared to $47 million in the same period last year. During the first three months of fiscal 2004 the company increased its borrowings under its revolving credit facilities by $28 million and used that cash to reduce its balance outstanding under the accounts receivable securitization programs and for other general corporate uses. The company paid dividends of $7 million in the first three months of fiscal 2004 and 2003.

ARVINMERITOR, INC.

LIQUIDITY

The company is contractually obligated to make certain payments as disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, which is incorporated in this Form 10-Q by reference.

Revolving And Other Debt — The company has two unsecured credit facilities, which mature on June 27, 2005: a three-year, $400-million revolving credit facility and a five-year, $750-million revolving credit facility. The credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. At December 31, 2003, the company was in compliance with all covenants.

The company has $150 million of debt securities available for issuance under a shelf registration previously filed with the SEC (see Note 14 of the Notes to Consolidated Financial Statements).

Leases — One operating lease requires the company to maintain financial ratios that are similar to those required by the company’s revolving credit agreements. At December 31, 2003, the company was in compliance with all covenants (see Note 14 of the Notes to Consolidated Financial Statements). The company has residual value guarantees of $31 million related to two of its leases.

Accounts Receivable Securitization and Factoring — As discussed in Note 7 of the Notes to Consolidated Financial Statements, the company participates in two accounts receivable securitization programs to improve financial flexibility and lower interest costs. ArvinMeritor Receivables Corporation (ARC), a wholly owned subsidiary of the company, has entered into an agreement to sell an undivided interest in up to $250 million of eligible trade receivables of certain U.S. subsidiaries to a group of banks. The amount of available funding under the U.S. securitization program varies based on the credit ratings of the company and its obligors, the company’s receivables performance and various other factors. As of December 31, 2003 and September 30, 2003, the company had utilized $180 million and $210 million, respectively of the accounts receivable securitization facility. In addition to the U.S. securitization program, Zeuna Stärker had entered into an agreement to sell an undivided interest in up to 50 million euro of eligible trade receivables to a bank. As a result of the acquisition of the remaining 51-percent interest in Zeuna Stärker, the company amended this agreement and continued selling receivables under this accounts receivable securitization program. The amount of available funding under the European program varies based on similar factors noted for the U.S. program. As of December 31, 2003 and September 30, 2003, the company had utilized 35 million euro ($43 million) and 24 million euro ($27 million), respectively of the accounts receivable securitization facility. The U.S. accounts receivable securitization program matures in September 2004 and the company expects to renew the facility at that time. The European program matures in March 2005.

In addition to its securitization programs, several of the company’s European subsidiaries factor accounts receivable with financial institutions. Such receivables are factored without recourse to the company and are excluded from accounts receivable at December 31, 2003. The amounts of factored receivables were $70 million and $47 million at December 31, 2003 and September 30, 2003, respectively. There can be no assurance that this facility will be used or available to the company in the future.

ARVINMERITOR, INC.

If the company’s credit ratings were reduced to certain levels, or if certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the securitization facilities. At December 31, 2003, the company was in compliance with all covenants.

On January 9, 2004, Standard & Poor’s affirmed the company’s BB+ ratings on its long-term debt and removed the company from CreditWatch. However, the company remains on negative outlook.

TENDER OFFER

On July 9, 2003, the company commenced a tender offer to acquire all of the outstanding shares of Dana Corporation (Dana) for $15.00 per share in cash. On July 22, 2003, Dana’s Board of Directors recommended that its shareowners reject the company’s initial cash tender offer. On November 17, 2003, the company increased its tender offer to $18.00 per share in cash and indicated it would withdraw its offer on December 2, 2003 unless the Dana Board of Directors agreed to begin negotiating a definitive merger agreement. On November 24, 2003, following Dana’s announcement that its Board of Directors recommended that its shareowners reject the company’s increased offer, the company announced that it had withdrawn its $18.00 per share all cash tender offer. As a result of the company’s decision to withdraw its tender offer, the company recorded a pre-tax net charge of $9 million ($6 million after-tax, or $0.09 per diluted share) in the first quarter of fiscal 2004. The pre-tax charge includes $16 million in direct incremental acquisition costs and a gain on the sale of Dana stock owned by the company of $7 million.

CRITICAL ACCOUNTING POLICIES

Information concerning the company’s critical accounting policies is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, which is incorporated in this Form 10-Q by reference.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 3 of the Notes to Consolidated Financial Statements.

ARVINMERITOR, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company is exposed to foreign currency exchange rate risk related to its transactions denominated in currencies other than the U.S. dollar and interest rate risk associated with the company’s debt.

The impact the euro and other currencies will have on the company’s sales and operating income is difficult to predict. The company uses foreign exchange contracts for the purpose of settling foreign currency denominated payables and receivables. The company also uses interest rate swaps to offset the effects on interest rate fluctuations on the fair value of its debt portfolio (see Note 14 of the Notes to Consolidated Financial Statements). It is the policy of the company not to enter into derivative instruments for speculative purposes, and therefore the company holds no derivative instruments for trading purposes.

The company has performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of December 31, 2003, the analysis indicated that such market movements would not have a material effect on the company’s business, financial condition or results of operations. Actual gains or losses in the future may differ significantly from that analysis; however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company’s actual exposures.

ARVINMERITOR, INC.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of Larry D. Yost, Chairman of the Board and Chief Executive Officer, and S. Carl Soderstrom, Jr., Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective at a reasonable level of assurance to ensure that information required to be disclosed in the reports the company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As disclosed in Item 9A of the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, management established a remediation plan in the first quarter of fiscal 2004 to address deficiencies in internal controls identified at a facility in Mexico. The actions taken under the remediation plan were substantially completed by December 31, 2003. Except for the foregoing, there have been no changes in ArvinMeritor’s disclosure controls and procedures in the fiscal quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect ArvinMeritor’s disclosure controls and procedures.

In connection with the rule, the company continues to further review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On October 1, 2003, the company issued 2,324 shares of Common Stock to three non-employee directors of the company, pursuant to the terms of the company’s Directors Stock Plan, in lieu of cash payment of the quarterly retainer and meeting fees for board service. The issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

Item 5. Other Information.

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad, including foreign currency exchange rates; the availability and cost of raw materials; OEM program delays; demand for and market acceptance of

ARVINMERITOR, INC.

new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its customers and suppliers; successful integration of acquired or merged businesses; achievement of the expected annual savings and synergies from past and future business combinations; competitive product and pricing pressures; the amount of the company’s debt; the ability of the company to access capital markets; the credit ratings of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the Securities and Exchange Commission. See also “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Quantitative and Qualitative Disclosures about Market Risk” herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

12	Computation of ratio of earnings to fixed charges.

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act).

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K.

On October 6, 2003, we filed a Current Report on Form 8-K (i) reporting under Item 9, “Regulation FD Disclosure,” that on September 30, 2003, the company had held its annual analyst day; (ii) reporting under Item 12, “Results of Operations and Financial Condition,” that ArvinMeritor had issued a press release on September 30, 2003, reporting guidance with respect to its financial results for the fiscal year ended September 30, 2003; and (iii) furnishing the presentations made at analyst day, a transcript of the related web-cast conference call, and the press release as exhibits under item 7. “Financial Statements and Exhibits.”

ARVINMERITOR, INC.

On November 5, 2003, we filed a Current Report on Form 8-K reporting under Item 9, “Regulation FD Disclosure,” that the company had made presentations at an industry conference that was available to the public through a web-cast conference call, and furnishing the presentations as an exhibit under Item 7. “Financial Statements and Exhibits.”

On November 13, 2003, we filed a Current Report on Form 8-K (i) reporting under Item 9, “Regulation FD Disclosure,” that on November 13, 2003, the company had held a web-cast conference call to discuss its financial results for the fiscal year ended September 30, 2003 and discuss other information with respect to the company; (ii) reporting under Item 12, “Results of Operations and Financial Condition,” that on November 13, 2003, ArvinMeritor had issued a press release reporting our financial results for the fiscal year ended September 30, 2003, and (iii) furnishing the presentation made on the conference call and the press release as exhibits under Item 7. “Financial Statements and Exhibits.”

On November 17, 2003, we filed a Current Report on Form 8-K reporting under Item 5, “Other Events and Regulation FD Disclosure,” that the company had increased the offer price in its tender offer to acquire the outstanding common stock of Dana Corporation, and filing the related press release as an exhibit under Item 7. “Financial Statements and Exhibits.”

ARVINMERITOR, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVINMERITOR, INC.

Date: February 11, 2004	By: /s/ V. G. Baker, II V. G. Baker, II Senior Vice President and General Counsel (For the registrant)

Date: February 11, 2004	By: /s/ R. Sachdev R. Sachdev Vice President and Controller (Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

12	Computation of ratio of earnings to fixed charges.

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
under the Securities Exchange Act of 1934, as amended (Exchange Act).

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
under the Exchange Act.

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)
under the Exchange Act and 18 U.S.C. Section 1350.

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b)
under the Exchange Act and 18 U.S.C. Section 1350.