Form 10-Q
period 2004-03-28
ARVINMERITOR INC
filed 2004-05-07
CIK 1113256

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2004

Commission file number 1-15983

ArvinMeritor, Inc.

(Exact name of registrant as specified in its charter)

Indiana	38-3354643

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2135 West Maple Road, Troy, Michigan	48084-7186

(Address of principal executive offices)	(Zip Code)

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

Yes    [X]     No   [  ]

69,377,477 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on April 30, 2004.

ARVINMERITOR, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ARVINMERITOR, INC.

STATEMENT OF CONSOLIDATED INCOME

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(Unaudited)
Sales	$2,254	$1,993	$4,434	$3,702
Cost of sales	(2,053)	(1,807)	(4,051)	(3,342)

GROSS MARGIN	201	186	383	360
Selling, general and administrative	(124)	(114)	(240)	(215)
Gain on divestitures	20	2	20	2
Environmental remediation costs	(8)	—	(8)	—
Restructuring costs	(8)	(11)	(9)	(11)
Costs for withdrawn tender offer	—	—	(16)	—

OPERATING INCOME	81	63	130	136
Equity in earnings of affiliates	5	1	7	2
Gain on sale of marketable securities	—	—	7	—
Interest expense, net and other	(25)	(27)	(51)	(52)

INCOME BEFORE INCOME TAXES	61	37	93	86
Provision for income taxes	(16)	(12)	(27)	(28)
Minority interests	(4)	(1)	(6)	(2)

NET INCOME	$41	$24	$60	$56

BASIC EARNINGS PER SHARE	$0.61	$0.36	$0.89	$0.84

DILUTED EARNINGS PER SHARE	$0.59	$0.36	$0.88	$0.83

Basic average common shares outstanding	67.5	66.9	67.2	66.9

Diluted average common shares outstanding	69.0	67.5	68.5	67.5

Cash dividends per common share	$0.10	$0.10	$0.20	$0.20

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONSOLIDATED BALANCE SHEET

(in millions)

	March 31,	September 30,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119	$103
Receivables (less allowance for doubtful accounts:
March 31, 2004, $26 and September 30, 2003, $24)	1,582	1,327
Inventories	566	543
Other current assets	247	253

TOTAL CURRENT ASSETS	2,514	2,226

NET PROPERTY	1,275	1,332
GOODWILL	984	951
OTHER ASSETS	735	731

TOTAL ASSETS	$5,508	$5,240

LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$3	$20
Accounts payable	1,392	1,311
Compensation and benefits	274	238
Income taxes	29	31
Other current liabilities	280	265

TOTAL CURRENT LIABILITIES	1,978	1,865

LONG-TERM DEBT	1,527	1,541
RETIREMENT BENEFITS	717	683
OTHER LIABILITIES	167	188
MINORITY INTERESTS	68	64
SHAREOWNERS’ EQUITY:
Common stock (March 31, 2004, 71.0 shares issued and 69.3 outstanding; September 30, 2003, 71.0 shares issued and 68.5 outstanding)	71	71
Additional paid-in capital	569	561
Retained earnings	685	639
Treasury stock (March 31, 2004, 1.7 shares; September 30, 2003, 2.5 shares)	(25)	(37)
Unearned compensation	(20)	(12)
Accumulated other comprehensive loss	(229)	(323)

TOTAL SHAREOWNERS’ EQUITY	1,051	899

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$5,508	$5,240

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

(in millions)

	Six Months Ended
	March 31,
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES
Net income	$60	$56
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation and amortization	112	103
Gain on divestitures	(20)	(2)
Gain on sale of marketable securities	(7)	—
Restructuring costs, net of expenditures	(2)	3
Pension and retiree medical expense	66	48
Pension and retiree medical contributions	(44)	(102)
Changes in receivable securitization and factoring	(27)	180
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency adjustments	(104)	(50)

CASH PROVIDED BY OPERATING ACTIVITIES	34	236

INVESTING ACTIVITIES
Capital expenditures	(71)	(69)
Proceeds from disposition of property and businesses	71	42
Acquisitions of businesses and investments, net of cash acquired	—	(91)
Proceeds from sale of marketable securities	18	—

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	18	(118)

FINANCING ACTIVITIES
Net decrease in revolving debt	(23)	(27)
Payments on lines of credit and other	(9)	(23)

Net payments on debt	(32)	(50)
Proceeds from exercise of stock options	5	—
Cash dividends	(14)	(13)

CASH USED FOR FINANCING ACTIVITIES	(41)	(63)

EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH	5	10

CHANGE IN CASH AND CASH EQUIVALENTS	16	65
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	103	56

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$119	$121

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

In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s financial statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2003. The results of operations for the three and six months ended March 31, 2004, are not necessarily indicative of the results for the full year.

The company’s fiscal year ends on the Sunday nearest September 30. The company’s fiscal quarters end on the Sundays nearest December 31, March 31, and June 30. The second quarter of fiscal 2004 and 2003 ended on March 28, 2004, and March 30, 2003, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters unless otherwise stated.

For each interim reporting period the company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis. As a result of ongoing legal entity restructuring to more closely align the company’s organizational structure with the underlying operations of the businesses and the favorable tax treatment of the gain on the sale of AP Amortiguadores, S.A. (see Note 5), the company expects the fiscal 2004 effective tax rate to be approximately 30 percent. The effective tax rate was 26 percent in the second quarter of fiscal 2004 compared to 34 percent in the prior quarter. The second quarter fiscal 2004 effective tax rate reflects an adjustment to arrive at approximately 30 percent for the first six months of fiscal 2004.

Certain prior period amounts have been reclassified to conform with current period presentation.

2. Earnings per Share

Basic earnings per share are based upon the weighted average number of shares outstanding during each period. Diluted earnings per share assumes the exercise of common stock options and the impact of restricted stock when dilutive.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Basic average common shares outstanding	67.5	66.9	67.2	66.9
Impact of restricted stock	0.9	0.6	0.9	0.6
Impact of stock options	0.6	—	0.4	—

Diluted average common shares outstanding	69.0	67.5	68.5	67.5

3. New Accounting Standards

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act (the Act) into law. This law introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP permits companies that are a sponsor of a postretirement heath care plan that provides a prescription drug benefit to either include the effects of the Act in its financial statements or to defer accounting for the Act until the FASB issues guidance on how to account for the federal subsidy. The company has elected to defer accounting for the effects of the Act until specific guidance is issued by the FASB.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.” This Statement revises employers’ disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, No. 88 and No. 106. It requires additional disclosures to those in the original FASB Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Certain of these disclosures are required for financial statements with interim periods ending after December 15, 2003. The company has included the additional disclosure requirements in Note 16.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

5. Acquisitions and Divestitures

As part of the company’s continuing strategy to divest non-core business, in the second quarter of fiscal 2004 the company completed the sale of its 75-percent shareholdings in AP Amortiguadores, S.A. (APA), a joint venture that manufactured ride control products. Net proceeds from the sale were $48 million, resulting in a pre-tax gain of $20 million.

In the second quarter of fiscal 2003, the company purchased the remaining 51-percent interest in Zeuna Stärker GmbH & Co. KG (Zeuna Stärker). The March 31, 2004 consolidated balance sheet includes $111 million of goodwill associated with the purchase price allocation. Incremental sales from Zeuna Stärker were $203 million in the first six months of fiscal year 2004.

The company completed the sale of net assets related to the manufacturing and distribution of its off-highway planetary axle products in the second quarter of fiscal 2003 for $36 million, resulting in a pre-tax gain of $2 million. The company did not consider these products core to its commercial vehicle systems business.

6. Restructuring Costs

During the first six months of fiscal 2004, the company recorded $9 million of restructuring charges. The company recorded restructuring charges of $11 million for the first six months of fiscal 2003. At March 31, 2004 and September 30, 2003, there were $13 million of restructuring reserves relating to employee termination benefits in the consolidated balance sheet.

The company approved workforce reductions and facility consolidations in its Light Vehicle Systems (LVS) business segment. These measures follow the management realignment of the company’s LVS business and are also intended to address the competitive challenges in the automotive supplier industry. The company recorded restructuring costs related to these programs of $4 million and $11 million in the first six months of fiscal 2004 and 2003, respectively. These costs included severance and other employee termination costs related to a reduction of approximately 200 salaried and 350 hourly employees. The $11 million charge recorded in the first six months of fiscal 2003 also included $5 million related to asset impairments.

Due to the declining markets that continued in the company’s Light Vehicle Aftermarket (LVA) business segment, the company approved plans for a work force reduction. During the first six months of fiscal 2004 the company recorded restructuring costs of $2 million. These costs included severance and other termination costs related to a reduction of approximately 50 salaried employees.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the second quarter of fiscal 2004, the company recorded additional restructuring costs totaling $3 million associated with certain administrative and managerial employee termination costs.

In fiscal 2003, the company recorded restructuring costs of $5 million that were incurred as a result of the acquisition of the remaining 51-percent interest in Zeuna Stärker. In the first six months of fiscal 2004, the company recorded an additional $1 million of restructuring costs. The acquisition was accounted for utilizing the purchase method of accounting and these restructuring costs were reflected in the purchase price allocation.

The changes in the restructuring reserves for the six months ended March 31, 2004 are as follows (in millions):

Employee
Termination
Benefits
Balance at September 30, 2003	$13
Activity during the period:
Charges to expense	9
Purchase accounting	1
Cash payments	(11)
Other, primarily currency translation	1

Balance at March 31, 2004	$13

7. Accounts Receivable Securitization and Factoring

The company participates in U.S. and European accounts receivable securitization facilities to enhance financial flexibility and lower interest costs. Under the U.S. accounts receivable securitization facility, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, special purpose subsidiary. ARC has entered into an agreement to sell an undivided interest in up to $250 million of eligible receivables to certain bank conduits. Under the European facility, the company can sell up to 50 million euro of trade receivables to a bank. As of March 31, 2004 and September 30, 2003 the company had utilized $190 million and $210 million, respectively, of the U.S. accounts receivable securitization facility and 29 million euro ($35 million) and 24 million euro ($27 million), respectively, of the European accounts receivable securitization facility.

As of March 31, 2004 and September 30, 2003 the banks had a preferential interest in $248 million and $255 million, respectively, of the remainder of the receivables held at ARC to secure the obligation under the U.S. accounts receivable securitization facility. The bank had a preferential interest in 4 million euro ($5 million) as of March 31, 2004 and September 30, 2003, of the remainder of the receivables held to secure the obligation under the European accounts receivable securitization facility.

The company has no retained interest in the receivables sold, but does perform collection and

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

administrative functions. The receivables under these programs were sold at fair market value and a discount on the sale was recorded in interest expense, net and other. A discount of $2 million was recorded for the six months ended March 31, 2004 and 2003. The gross amount of proceeds received from the sale of receivables under these programs was $1,406 million and $1,113 million for the six months ended March 31, 2004 and 2003, respectively. The U.S. accounts receivable securitization program and the European program mature in September 2004 and March 2005, respectively.

If the company’s credit ratings were reduced to certain levels, or if certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facilities. At March 31, 2004, the company was in compliance with all covenants.

In addition to its securitization programs, several of the company’s European subsidiaries factor eligible accounts receivable with financial institutions. The receivables are factored without recourse to the company and are excluded from accounts receivable. The amounts of factored receivables were $16 million and $47 million at March 31, 2004 and September 30, 2003, respectively.

8. Stock Options

The company expenses the fair value of stock options granted under its various stock-based compensation plans. The company recorded compensation expense associated with the expensing of options of $3 million ($2 million after-tax, or $0.03 per diluted share) for the six months ended March 31, 2004 and 2003.

9. Inventories

Inventories are summarized as follows (in millions):

	March 31,	September 30,
	2004	2003
Finished goods	$252	$252
Work in process	141	136
Raw materials, parts and supplies	218	200

Total	611	588
Less: allowance to adjust the carrying value of certain inventories to a LIFO basis	(45)	(45)

Inventories	$566	$543

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Other Current Assets

Other Current Assets are summarized as follows (in millions):

	March 31,	September 30,
	2004	2003
Current deferred income taxes	$126	$124
Customer reimbursable tooling and engineering	63	61
Asbestos-related recoveries	13	13
Prepaid and other	45	55

Other Current Assets	$247	$253

11. Other Assets

Other Assets are summarized as follows (in millions):

	March 31,	September 30,
	2004	2003
Long-term deferred income taxes	$286	$283
Prepaid pension costs	36	32
Investments in affiliates	96	88
Asbestos-related recoveries	57	63
Fair value of interest rate swaps	51	46
Net capitalized software costs	39	42
Trademarks	26	26
Patents, licenses and other intangible assets (less accumulated amortization: $8 at March 31, 2004 and $6 at September 30, 2003)	32	33
Other	112	118

Other Assets	$735	$731

The company anticipates amortization expense for patents, licenses and other intangible assets of approximately $3 million per year for fiscal 2004 and 2005, $2 million in fiscal 2006 and $1 million per year for fiscal 2007 and 2008.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Other Current Liabilities

Other Current Liabilities are summarized as follows (in millions):

	March 31,	September 30,
	2004	2003
Product warranties	$97	$86
Taxes other than income taxes	40	38
Asbestos	13	13
Interest	11	12
Restructuring	13	13
Environmental	15	11
Other	91	92

Other Current Liabilities	$280	$265

     A summary of the changes in accrued product warranties is as follows (in millions):

	Six Months Ended
	March 31,
	2004	2003
Product warranties – beginning balance	$86	$85
Charges to expense for product warranties	27	22
Accruals for product warranties due to acquisitions	20	8
Payments	(34)	(31)
Change in estimates and other	(2)	(1)

Product warranties – ending balance	$97	$83

In the second quarter of fiscal 2004, the company dissolved its transmission joint venture with ZF Freidrichshafen in favor of a marketing arrangement that allows the company to provide the FreedomlineTM transmission family to its customers. As a result, the company reclassified $20 million of product warranties that were previously included as other long-term liabilities in the consolidated balance sheet.

13. Other Liabilities

Other Liabilities are summarized as follows (in millions):

	March 31,	September 30,
	2004	2003
Asbestos	$63	$69
Environmental	21	22
Other	83	97

Other Liabilities	$167	$188

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Long-Term Debt

Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

	March 31,	September 30,
	2004	2003
6 5/8 percent notes due 2007	$199	$199
6 3/4 percent notes due 2008	100	100
7 1/8 percent notes due 2009	150	150
6.8 percent notes due 2009	499	499
8 3/4 percent notes due 2012	400	400
9.5 percent subordinated debentures due 2027	39	39
Bank revolving credit facilities	30	53
Lines of credit and other	62	75
Fair value adjustment of notes	51	46

Subtotal	1,530	1,561
Less: current maturities	(3)	(20)

Long-Term Debt	$1,527	$1,541

   Debt Securities

The company previously filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities to be offered in one or more series on terms determined at the time of sale. At March 31, 2004 the company has $150 million of debt securities available for issuance under this shelf registration.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

   Bank Revolving Credit Facilities

The company has two unsecured credit facilities, which mature on June 27, 2005: a three-year, $400-million revolving credit facility and a five-year, $750-million revolving credit facility. Borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company’s credit rating. At March 31, 2004, the margin over the LIBOR rate was 125 basis points, and the facility fee was 25 basis points.

   Interest Rate Swap Agreements

The company has in place two interest rate swap agreements that convert $300 million of the company’s 8 3/4 percent notes and $100 million of the 6.8 percent notes to variable interest rates. The fair value of the swaps was $51 million and $46 million as of March 31, 2004 and September 30, 2003, respectively, and is recorded in Other Assets, with an offsetting amount recorded in Long-Term Debt. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8 3/4 percent and 6.8 percent on notional amounts of $300 million and $100 million, respectively, and pays variable rates based on three-month LIBOR plus a weighted-average spread of 2.51 percent.

The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other.

   Leases

The company has entered into agreements to lease certain manufacturing and administrative assets. Under two of the agreements, the assets are held by variable interest entities. The company has determined that it has a variable interest in one of the variable interest entities, due to a $30 million residual value guarantee that obligates the company to absorb a majority of the variable interest entity’s losses. The assets and liabilities of this variable interest entity are included in the company’s consolidated balance sheet at March 31, 2004 and September 30, 2003.

The company has various other leasing arrangements that are not with variable interest entities. The company has provided a $3 million residual value guarantee associated with one of these leasing arrangements.

   Covenants

The credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. In addition, an operating lease requires the company to maintain financial ratios that are similar to those required under the company’s credit facilities. At March 31, 2004, the company was in

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

compliance with all covenants.

15. Financial Instruments

The company’s financial instruments include cash and cash equivalents, marketable securities, short and long-term debt, interest rate swaps, and foreign exchange contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its interest rate and foreign exchange rate exposures. The company’s interest rate swap agreements are discussed in Note 14.

   Foreign Exchange Contracts

The company uses foreign exchange contracts, generally of short duration (less than three months), for the purpose of settling foreign currency denominated payables and receivables. The company has elected not to designate the foreign exchange contracts as hedges; therefore, changes in the fair value of the foreign exchange contracts are recognized in operating income. The net income impact of recording these contracts at fair value in the six months ended March 31, 2004 and 2003 did not have a significant effect on the company’s results of operations. As of March 31, 2004 and September 30, 2003, the fair value of foreign exchange contracts was not material. The company does not enter into derivative instruments for speculative purposes.

   Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	March 31,		September 30,
	2004		2003
		Fair		Fair
	Carrying Value	Value	Carrying Value	Value
Cash and cash equivalents	$119	$119	$103	$103
Marketable securities	—	—	17	17
Interest rate swaps - asset	51	51	46	46
Short-term debt	3	3	20	20
Long-term debt	1,527	1,569	1,541	1,533

Cash and cash equivalents - All highly liquid investments purchased with maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments.

Marketable Securities - Fair value is based on the current market price of the underlying investment.

Interest rate swaps - Fair values are estimated by obtaining quotes from external sources.

Short-term debt – The carrying value of short-term debt approximates fair value because

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of the short maturity of these borrowings.

Long-term debt - Fair values are based on the company’s current incremental borrowing rate for similar types of borrowing arrangements.

16. Retirement Benefits

Retirement Benefits consisted of the following (in millions):

	March 31,	September 30,
	2004	2003
Retirement medical liability	$300	$298
Pension liability	441	412
Other	41	38

Subtotal	782	748
Less: current portion	(65)	(65)

Retirement Benefit Liabilities	$717	$683

The components of net periodic pension and retiree medical expense for the six months ended March 31 are as follows:

	2004		2003
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$20	$2	$18	$2
Interest cost	40	20	36	20
Assumed return on plan assets	(42)	—	(39)	—
Amortization of prior service cost	4	(2)	2	(2)
Recognition of transition asset	(1)	—	(1)	—
Recognized actuarial loss	13	12	4	8

Total expense	$34	$32	$20	$28

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The company has been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at March 31, 2004, to be approximately $30 million, of which $9 million is recorded as a liability.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2004, to be approximately $48 million, of which $27 million is recorded as a liability. During the second quarter of fiscal 2004, the company recorded environmental remediation costs of $8 million resulting from an agreement with the Environmental Protection Agency to remediate a former Rockwell facility that was sold in 1985.

Following are the components of the Superfund and Non-Superfund environmental reserves (in millions):

	Superfund	Non-Superfund
	Sites	Sites	Total
Balance at September 30, 2003	$11	$22	$33
Charges to expense	—	8	8
Payments	(2)	(3)	(5)

Balance at March 31, 2004	$9	$27	$36

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31,	September 30,
	2004	2003
Unbilled committed settlements	$3	$4
Pending claims	67	72
Shortfall and other	6	6

Asbestos-related reserves	$76	$82

Asbestos-related recoveries	$70	$76

A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 10 through 13).

Unbilled Committed Settlements: The liability for unbilled committed settlements relates to committed settlements that Maremont agreed to pay when Maremont participated in the Center for Claims Resolution (CCR). Maremont shared in the payments of defense and indemnity costs of asbestos-related claims with other CCR members. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 1, 2001, when it was reorganized and discontinued negotiating shared settlements. There were $1 million in billings to insurance companies related to committed settlements in the six months ended March 31, 2004.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maremont had approximately 67,000 and 63,000 pending asbestos-related claims at March 31, 2004 and September 30, 2003, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged very few claimants have established that a Maremont product caused their injuries. The decline in the pending claims liability since September 30, 2003 was due to a decline in the cost per indemnity claim. Billings to insurance companies for indemnity and defense costs of resolved cases were $6 million in the six months ended March 31, 2004.

Shortfall: Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. There were no payments by the company related to shortfall and other in the six months ended March 31, 2004.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ArvinMeritor estimates the cost of its expanded recall of TRW model 20-EDL tie rod ends to be approximately $17 million. On May 6, 2002, the company filed suit against TRW in the U.S. District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty, and seeking compensatory and consequential damages in connection with the recall campaign. The company recorded a liability and offsetting receivable for the estimated cost of its expanded recall campaign. As of March 31, 2004 and September 30, 2003, the company has a receivable due from TRW for $17 million. Although the outcome of this matter cannot be predicted with certainty, the company believes that it is entitled to reimbursement by TRW for its costs associated with the campaign. In addition, at March 31, 2004 and September 30, 2003, the company has a $1 million and $2 million receivable, respectively, due from TRW for reimbursement of customer claims paid to date covered by the TRW recall campaign. The company has product warranty reserves for this matter of $4 million and $7 million, net of claims paid to date, as of March 31, 2004 and September 30, 2003. See Note 12 for additional information related to the company’s product warranties.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

may be disposed of unfavorably to the company, management believes the disposition of matters that are pending will not have a material adverse effect on the company’s business, financial condition or results of operations.

18. Comprehensive Income

On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Consolidated Shareowners’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments and unrealized gains and losses on equity securities. The difference between net income and comprehensive income for the periods presented principally represents foreign currency translation adjustments. Comprehensive income is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income	$41	$24	$60	$56
Foreign currency translation adjustments	(16)	32	97	94
Reclassification of unrealized gain on marketable securities, net of tax	—	—	(3)	—

Comprehensive income	$25	$56	$154	$150

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment information is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Sales:
Light Vehicle Systems	$1,239	$1,164	$2,490	$2,067
Commercial Vehicle Systems	769	589	1,454	1,161
Light Vehicle Aftermarket	199	204	397	401
Other	47	36	93	73

Sales	$2,254	$1,993	$4,434	$3,702

Operating Income:
Light Vehicle Systems	$46	$29	$77	$71
Commercial Vehicle Systems	38	29	70	53
Light Vehicle Aftermarket	(3)	6	(2)	12
Other	—	(1)	1	—

Segment operating income	81	63	146	136
Costs for withdrawn tender offer	—	—	(16)	—

Operating income	81	63	130	136
Equity in earnings of affiliates	5	1	7	2
Gain on sale of marketable securities	—	—	7	—
Interest expense, net and other	(25)	(27)	(51)	(52)

Income before income taxes	61	37	93	86
Provision for income taxes	(16)	(12)	(27)	(28)
Minority interests	(4)	(1)	(6)	(2)

Net income	$41	$24	$60	$56

A summary of the changes in the carrying value of goodwill for the six months ended March 31, 2004, is as follows (in millions):

	LVS	CVS	LVA	Total
Balance at September 30, 2003	$351	$421	$179	$951
Goodwill resulting from Zeuna Stärker	4	—	—	4
Foreign currency translation	13	11	5	29

Balance at March 31, 2004	$368	$432	$184	$984

ARVINMERITOR, INC.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

OVERVIEW and OUTLOOK

The increase in net income and diluted earnings per share in the second quarter of fiscal 2004 compared to the same period last year was principally due to:

•	Stronger North American commercial vehicle truck and trailer volumes;

•	A pre-tax gain of $20 million on the sale of the company’s 75-percent shareholdings in AP Amortiguadores, S.A. (APA); and

•	The results of the company’s productivity and cost reduction initiatives, including the benefits of restructuring programs;

  offset partially by:

•	A charge of $8 million resulting from an agreement with the Environmental Protection Agency to remediate a former Rockwell facility that was sold in 1985;

•	Higher steel, pension and retiree medical costs and premium product launch costs of $20 million; and

•	Customer pricing pressures

The increase in sales in the second quarter of fiscal 2004 compared to the same period last year was principally due to:

•	Stronger North American commercial vehicle truck and trailer volumes; and

•	The favorable impact from currency translation

During the first six months of fiscal 2004, the company has experienced significant price increases and surcharges for steel, a raw material used in Commercial Vehicles Systems, Light Vehicle Aftermarket and select Light Vehicle Systems products. The company believes this is primarily driven by an increase in worldwide demand for steel, causing a global shortage of scrap and certain base materials. The company is working with its suppliers and customers to mitigate this impact.

In the second quarter of fiscal 2004, as part of the company’s continuing strategy to divest non-core businesses, the company completed the sale of its 75-percent shareholdings in APA, a joint venture that manufactured ride control products.

Also during the quarter the company dissolved a transmission joint venture with ZF Freidrichshafen in favor of a marketing arrangement that allows the company to provide the FreedomlineTM transmission family to its customers.

In May 2004, the company completed the sale of its Commercial Vehicle Systems Kenton, OH facility to a subsidiary of Sypris Solutions, Inc. The divestiture of this facility will enable the company to concentrate on its core processes for the design and assembly of complete systems.

Over the business cycle, the company experiences periodic fluctuations in demand for light, commercial and specialty vehicles and related aftermarkets, most notably commercial vehicle markets in North America. Looking forward, the company’s fiscal 2004 outlook for light vehicle production is 16.1 million vehicles in North America and 16.6 million vehicles in Western Europe. The company expects North American Class 8 truck production of 227,000 units in fiscal 2004. Western European heavy- and medium-duty truck production is estimated at 367,000 units for fiscal 2004.

Intense competition coupled with global excess capacity has created pressure from customers to reduce prices. This leads to margin erosion unless the company can offset these price decreases with

ARVINMERITOR, INC.

cost reductions and productivity improvements. The company continues to address the competitive challenges in the automotive supplier industry by restructuring operations, improving productivity and reducing costs. Anticipated restructuring actions include facility closures, business consolidations and work force downsizing. The company recorded restructuring costs of $9 million in the first six months of fiscal 2004. For the entire year, the company estimates total pre-tax restructuring costs of $18 million and annualized pre-tax savings of approximately $20 million related to these and prior restructuring actions.

Other factors that could affect the company’s results for the full fiscal year include the uncertainty of steel prices and supply, and the company’s ability to recover these costs from its customers and the impact of currency fluctuations on sales and operating income.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Sales:
Light Vehicle Systems	$1,239	$1,164	$2,490	$2,067
Commercial Vehicle Systems	769	589	1,454	1,161
Light Vehicle Aftermarket	199	204	397	401
Other	47	36	93	73

SALES	$2,254	$1,993	$4,434	$3,702

Operating Income:
Light Vehicle Systems	$46	$29	$77	$71
Commercial Vehicle Systems	38	29	70	53
Light Vehicle Aftermarket	(3)	6	(2)	12
Other	—	(1)	1	—

Segment operating income	81	63	146	136
Costs for withdrawn tender offer	—	—	(16)	—

OPERATING INCOME	81	63	130	136
Equity in earnings of affiliates	5	1	7	2
Gain on sale of marketable securities	—	—	7	—
Interest expense, net and other	(25)	(27)	(51)	(52)

INCOME BEFORE INCOME TAXES	61	37	93	86
Provision for income taxes	(16)	(12)	(27)	(28)
Minority interests	(4)	(1)	(6)	(2)

NET INCOME	$41	$24	$60	$56

DILUTED EARNINGS PER SHARE	$0.59	$0.36	$0.88	$0.83

DILUTED AVERAGE COMMON SHARES OUTSTANDING	69.0	67.5	68.5	67.5

ARVINMERITOR, INC.

Fiscal 2004 Second Quarter Compared to Fiscal 2003 Second Quarter

Total Company

Sales for the second quarter of fiscal 2004 were $2,254 million, an increase of $261 million, or 13 percent, as compared to last year’s second quarter. Foreign currency translation, driven primarily by the stronger euro, increased sales by approximately $140 million. On a constant currency basis, sales would have increased approximately 6 percent, primarily due to stronger North American commercial vehicle truck and trailer volumes in the Commercial Vehicle Systems (CVS) segment.

Operating income for the second quarter of fiscal 2004 was $81 million, compared to $63 million in the same period last year. Operating income for the second quarter of fiscal 2004 included a $20 million gain on the sale of APA. This gain was partially offset by $8 million of environmental remediation costs resulting from an agreement with the Environmental Protection Agency to remediate a former Rockwell facility that was sold in 1985. Operating margin improved to 3.6 percent, from 3.2 percent in the second quarter of fiscal 2003. Operating margins were favorably impacted by the gain on the sale of APA, stronger North American commercial vehicle truck and trailer volumes and productivity and cost reduction initiatives, but were partially offset by the environmental charge, customer pricing pressures, higher pension and retiree medical costs of $8 million, higher steel costs of $8 million, and higher premium product launch costs of $4 million. Additionally, the second quarter of fiscal 2004 included restructuring costs of $8 million for severance and employee termination costs. Restructuring costs of $11 million were recorded in last year’s second quarter. For additional information concerning the company’s restructuring programs, see Note 6 of the Notes to Consolidated Financial Statements and the discussion under the heading Overview and Outlook.

Equity in earnings of affiliates for the second quarter of fiscal 2004 was $5 million, up $4 million compared to the same period last year, primarily as a result of higher commercial vehicle affiliate earnings in Brazil, Mexico and India. Interest expense, net and other of $25 million was down slightly from $27 million in last year’s second quarter.

As a result of ongoing legal entity restructuring to more closely align the company’s organizational structure with the underlying operations of the businesses and the favorable tax treatment of the gain on the sale of APA, the effective tax rate was 26 percent in the second quarter of fiscal 2004 compared to 34 percent in the prior quarter and 32 percent in the second quarter of fiscal 2003. The second quarter fiscal 2004 effective tax rate reflects an adjustment to arrive at approximately 30 percent for both the first six months of fiscal 2004 and the full year. Excluding the tax benefit of the APA sale, the company’s full-year tax rate would approximate 32 percent.

Net income for the second quarter of fiscal 2004 was $41 million, or $0.59 per diluted share, an increase of $17 million compared to last year’s second quarter net income of $24 million, or $0.36 per diluted share. Included in net income in the second quarter of fiscal 2004 was the gain on the sale of APA and associated tax benefits of $0.23 per diluted share and the environmental remediation costs of $0.08 per diluted share.

ARVINMERITOR, INC.

Business Segments

Light Vehicle Systems (LVS) sales were $1,239 million, up $75 million, or 6 percent, from the second quarter of fiscal 2003. The increase is primarily attributable to favorable foreign currency translation, due to the stronger euro. On a constant currency basis and excluding the effects of the disposition of APA, sales would have been nearly flat. Operating income was $46 million, an increase of $17 million from last year’s second quarter. Operating margin was 3.7 percent, up from 2.5 percent in last year’s second quarter. Operating margin for the second quarter of fiscal 2004 was positively impacted by the $20 million gain on the sale of APA, partially offset by the $8 million of environmental remediation costs. As a result of various cost reduction initiatives, LVS was able to reduce the impact of customer pricing pressure, higher premium launch costs of $4 million and higher steel and pension and retiree medical costs. The second quarter of fiscal 2004 included restructuring costs of $3 million for severance and employee termination costs. Restructuring costs of $11 million were recorded in last year’s second quarter.

Commercial Vehicle Systems (CVS) sales were $769 million, up $180 million, or 31 percent, from last year’s second quarter. On a constant currency basis, sales would have increased approximately 25 percent, primarily due to stronger North American truck and trailer volumes. Compared to the same quarter last year, heavy truck (more commonly known as the Class 8 trucks) volumes were up 51 percent, trailer volumes were up 19 percent and medium duty truck volumes were up 31 percent in North America. Operating income was $38 million, 31 percent higher than the same period last year and operating margin was 4.9 percent unchanged from the same period last year. During the second quarter of fiscal 2004, CVS dissolved its transmission joint venture with ZF Friedrichshafen. As a result, CVS recognized sales of $8 million that would have been recognized by the joint venture prior to the dissolution. Factors negatively impacting operating margins during the quarter included $14 million higher steel and pension and retiree medical costs, investments in commercial vehicle exhaust technology and the consolidation of the transmissions business. During the second quarter of fiscal 2003, CVS sold net assets related to its off-highway planetary axle products and recognized a pre-tax gain on the sale of $2 million.

Light Vehicle Aftermarket (LVA) sales were $199 million, down $5 million or 2 percent, from last year’s second quarter. On a constant currency basis, sales would have decreased approximately 7 percent. LVA incurred an operating loss of $3 million, compared to operating income of $6 million in last year’s second quarter. Difficult market conditions continued during the quarter, particularly in the European exhaust market. In addition, increased steel costs and pricing pressures negatively impacted the results for the quarter. Management is implementing actions to improve profitability, reduce costs and align itself with current market conditions. LVA recorded $2 million of restructuring costs in the second quarter of fiscal 2004.

ARVINMERITOR, INC.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

Total Company

For the first six months of fiscal 2004, sales were $4,434, up $732 million, or 20 percent, compared to the same period last year. The company’s acquisition of the remaining 51-percent interest in Zeuna Stärker in the second quarter of fiscal 2003 added sales of $203 million and foreign currency translation, driven primarily by the stronger euro, added approximately $275 million in sales. On a constant currency basis and excluding the impact of the incremental sales associated with Zeuna Stärker, sales would have increased by 7 percent, primarily due to stronger North American commercial vehicle truck and trailer volumes.

Operating income for the first six months of fiscal 2004 was $130 million, a decline of $6 million compared to the same period last year. Operating income in fiscal year 2004 includes the costs associated with the withdrawn tender offer for Dana Corporation of $16 million (before a non-operating gain of $7 million on the sale of Dana stock owned by the company) and the environmental remediation costs of $8 million, partially offset by the gain on the sale of APA of $20 million. Operating margin was 2.9 percent for the first six months of 2004, down from 3.7 percent in the same period last year. Operating margins were also impacted by customer pricing pressures, higher premium product launch costs of $10 million, higher pension and retiree medical costs of $15 million, higher steel costs of $11 million and additional investments in commercial vehicle exhaust technology. Operating income in the first six months of fiscal 2004 and 2003 included restructuring costs of $9 million and $11 million, respectively.

Equity in earnings of affiliates for the first six months of fiscal 2004 was $7 million, an increase of $5 million compared to the same period last year, primarily due to higher earnings from commercial vehicle affiliates. Interest expense, net and other of $51 million was down slightly from $52 million in the same period last year.

The effective tax rate was approximately 30 percent in the first six months of fiscal 2004 compared to 32 percent in the prior year. The ongoing legal entity restructuring and the favorable tax treatment of the gain on the sale of APA favorably impacted the effective tax rate.

Net income for the first six months of fiscal 2004 was $60 million, or $0.88 per diluted share, an increase of $4 million, compared to last year’s net income of $56 million, or $0.83 per diluted share.

Business Segments

LVS sales were $2,490 million, up $423 million, or 20 percent, from the first six months of fiscal 2003. The company’s acquisition of the remaining 51-percent interest in Zeuna Stärker in the second quarter of fiscal 2003 added sales of $203 million and foreign currency translation, driven by the stronger euro, increased sales by approximately $180 million. On a constant currency basis and excluding the impact of the incremental sales associated with Zeuna Stärker, sales would have increased by approximately 2 percent. Operating income increased to $77 million from $71 million in the same period last year. Operating margin decreased to 3.1 percent from 3.4 percent in the same period last year. Contributing to the decline in operating margins were customer pricing pressures, higher premium product launch costs of $10 million, higher steel and pension and retiree medical costs and $8 million of environmental remediation costs. Operating margins were positively affected by the $20 million gain on the sale

ARVINMERITOR, INC.

of APA. Operating income in the first six months of fiscal 2004 and 2003 includes restructuring costs of $4 million and $11 million, respectively.

CVS sales were $1,454 million, up $293 million, or 25 percent, from last year’s first six months. Foreign currency translation, driven by the stronger euro, increased sales by approximately $70 million. On a constant currency basis, sales would have increased approximately 19 percent, as a result of stronger North American truck and trailer volumes. CVS operating income increased to $70 million from $53 million in the first six months of fiscal 2003, and operating margin increased to 4.8 percent from 4.6 percent. The operating margin improvement is largely attributable to the higher sales volume. Partially offsetting the benefit of higher sales volumes on operating margins were higher steel and pension and retiree medical costs, additional investments in commercial vehicle exhaust technology and the impact of the dissolution of a transmission joint venture with ZF Friedrichshafen. During the first six months of fiscal 2003, CVS sold net assets related to its off-highway planetary axle products and recognized a pre-tax gain on the sale of $2 million. Off-highway planetary axle products had approximately $25 million of sales in the first six months of fiscal 2003.

LVA sales were $397 million for the first six months of fiscal 2004, down $4 million or 1 percent, from $401 million in the same period last year. On a constant currency basis, sales would have decreased approximately 6 percent. During the first six months of fiscal 2004, difficult industry conditions existed, particularly in the European exhaust market, where capacity exceeded demand. LVA incurred an operating loss of $2 million in the first six months of fiscal 2004 compared to operating income of $12 million in the same period last year. LVA recorded $2 million of restructuring costs in the first six months of fiscal 2004. Lower sales volumes and customer pricing pressures were the major factors behind the operating income decline.

FINANCIAL CONDITION

See Condensed Statement of Consolidated Cash Flows for additional detail on the company’s cash flows.

Operating Activities – Cash provided by operating activities was $34 million for the first six months of fiscal 2004 compared to $236 million for the same period in fiscal 2003. The decrease is largely attributable to the company’s accounts receivable securitization and factoring programs. The company reduced its balances under the accounts receivable securitization and factoring programs by $27 million, compared to an increase in these balances of $180 million in the first six months of fiscal 2003. Also contributing to the decrease in operating cash flow was higher uses of cash for working capital.

Investing Activities – Cash provided by investing activities was $18 million for the first six months of fiscal 2004 compared to cash used for investing activities of $118 million for the same period last year. Capital expenditures were $71 million in the first six months of fiscal 2004 compared to $69 million in the same period last year. As a percentage of sales, capital expenditures were 1.6 percent compared to 1.9 percent for the same period last year. Investing activities in the first six months of fiscal 2004 include proceeds of $71 million from the dispositions of property and businesses. The company used this cash to reduce debt, including amounts outstanding under the accounts receivable securitization and factoring programs and for other general corporate purposes. Cash from investing

ARVINMERITOR, INC.

activities also includes $18 million of proceeds from the sale of Dana stock owned by the company. In the first six months of fiscal 2003, proceeds from the disposition of property and businesses were $42 million and the company used cash of $69 million to purchase the remaining 51 percent interest in Zeuna Stärker and $22 million for other acquisitions of businesses and investments.

Financing Activities – Cash used for financing activities was $41 million in the first six months of fiscal 2004 compared to $63 million in the same period last year. During the first six months of fiscal 2004 the company used cash generated from dispositions of property and businesses and cash from operations to reduce borrowings under its bank revolving credit facilities and other debt by $32 million. During the first six months of fiscal 2003 the company reduced bank revolving credit facilities and other debt by $50 million. The company paid dividends of $14 million compared to $13 million in the first six months of 2003. The company received $5 million in cash from the exercise of stock options in the first six months of fiscal 2004.

LIQUIDITY

The company is contractually obligated to make certain payments as disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, which is incorporated in this Form 10-Q by reference.

Bank Revolving Credit Facilities and Other Debt – The company has two unsecured credit facilities, which mature on June 27, 2005: a three-year, $400-million revolving credit facility and a five-year, $750-million revolving credit facility. The credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) of no less than 1.50x. Non-compliance with these covenants would constitute an event of default, and could allow lenders to suspend additional borrowings and accelerate repayment of outstanding borrowings. At March 31, 2004, the company was in compliance with all covenants.

The company has $150 million of debt securities available for issuance under a shelf registration previously filed with the SEC (see Note 14 of the Notes to Consolidated Financial Statements).

Leases – One operating lease requires the company to maintain financial ratios that are similar to those required by the company’s revolving credit agreements. At March 31, 2004, the company was in compliance with all covenants (see Note 14 of the Notes to Consolidated Financial Statements). The company has residual value guarantees of $33 million related to two of its leases.

Accounts Receivable Securitization and Factoring Facilities - As discussed in Note 7 of the Notes to Consolidated Financial Statements, the company participates in two accounts receivable securitization programs to improve financial flexibility and lower interest costs. ArvinMeritor Receivables Corporation (ARC), a wholly owned subsidiary of the company, has entered into an agreement to sell an undivided interest in up to $250 million of eligible trade receivables of certain U.S. subsidiaries to a group of banks. The amount of available funding under the U.S. securitization program varies based on the credit ratings of the company and its obligors, the company’s receivables performance and various other factors. As of March 31, 2004 and September 30, 2003, the company had utilized $190 million and $210 million, respectively of the U.S. accounts receivable securitization facility. In

ARVINMERITOR, INC.

addition to the U.S. securitization program, Zeuna Stärker had entered into an agreement to sell an undivided interest in up to 50 million euro of eligible trade receivables to a bank. As a result of the acquisition of the remaining 51-percent interest in Zeuna Stärker, the company amended this agreement and continued selling receivables under this program. The amount of available funding under the European program varies based on similar factors noted for the U.S. program. As of March 31, 2004 and September 30, 2003, the company had utilized 29 million euro ($35 million) and 24 million euro ($27 million), respectively of the accounts receivable securitization facility. The U.S. accounts receivable securitization program matures in September 2004 and the company expects to renew the facility at that time. The European program matures in March 2005.

In addition to its securitization programs, several of the company’s European subsidiaries factor accounts receivable with financial institutions. Such receivables are factored without recourse to the company and are excluded from accounts receivable. The amounts of factored receivables were $16 million and $47 million at March 31, 2004 and September 30, 2003, respectively. There can be no assurance that this facility will be used or available to the company in the future.

If the company’s credit ratings were reduced to certain levels, or if certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the securitization facilities. At March 31, 2004, the company was in compliance with all covenants.

On January 9, 2004, Standard & Poor’s affirmed the company’s BB+ ratings on its long-term debt and removed the company from CreditWatch.

On February 13, 2004, Moody’s Investor Service lowered the company’s long-term debt rating to Ba1 from Baa3.

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

CRITICAL ACCOUNTING POLICIES

Information concerning the company’s critical accounting policies is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, which is incorporated in this Form 10-Q by reference.

ARVINMERITOR, INC.

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

The impact the euro and other currencies will have on the company’s sales and operating income is difficult to predict. The company uses foreign exchange contracts for the purpose of settling foreign currency denominated payables and receivables. The company also uses interest rate swaps to offset the effects of interest rate fluctuations on the fair value of its debt portfolio (see Note 15 of the Notes to Consolidated Financial Statements). It is the policy of the company not to enter into derivative instruments for speculative purposes, and therefore the company holds no derivative instruments for trading purposes.

The company has performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of March 31, 2004, the analysis indicated that such market movements would not have a material effect on the company’s business, financial condition or results of operations. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company’s actual exposures.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of Larry D. Yost, Chairman of the Board and Chief Executive Officer, and S. Carl Soderstrom, Jr., Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective at a reasonable level of assurance to ensure that information required to be disclosed in the reports the company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the company’s internal controls over financial reporting in the fiscal quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect the company’s internal controls over financial reporting.

In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

ARVINMERITOR, INC.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On January 2, 2004, the company issued 1,700 shares of Common Stock to three non-employee directors of the company, pursuant to the terms of the company’s Directors Stock Plan, in lieu of cash payment of the quarterly retainer fee for board service. The issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareowners of the company was held February 18, 2004. The following matters were voted on and received the specified number of votes in favor, votes withheld or against, abstentions and broker non-votes:

Election of directors: The following individuals were elected to the Board of Directors, with terms expiring at the annual meeting of shareowners in the years noted. The number of shares noted below voted in favor of their election or were withheld. Abstentions and broker non-votes were not applicable.

Name of Nominee	Votes in Favor	Votes Withheld	Term Ending
Rhonda L. Brooks	61,899,372	1,541,611	2007
William R. Newlin	62,140,263	1,300,720	2007
Larry D. Yost	61,505,672	1,935,311	2007
Richard W. Hanselman	62,020,386	1,420,597	2005

Appointment of auditors: The shareowners approved the selection of Deloitte & Touche LLP as the company’s auditors. A total of 61,344,011 votes were cast in favor, 1,820,840 votes were cast against, and there were 276,132 abstentions. Broker non-votes were not applicable.

Approval of 2004 Directors Stock Plan: The shareowners approved the adoption by the Board of Directors of the 2004 Directors Stock Plan. A total of 31,513,807 votes were cast in favor, 21,828,236 votes were cast against, and there were 622,914 abstentions and 9,476,026 broker non-votes.

Item 5. Other Information.

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in

ARVINMERITOR, INC.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

10-a	2004 Directors Stock Plan.

10-b	Agreement, dated as of January 30, 2004, between ArvinMeritor and Terrence E. O’Rourke.

12	Computation of ratio of earnings to fixed charges.

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act).

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

ARVINMERITOR, INC.

(b) Reports on Form 8-K.

On January 28, 2004, we filed a Current Report on Form 8-K (i) reporting under Item 12, “Results of Operations and Financial Condition,” that on January 28, 2004, ArvinMeritor had issued a press release reporting its financial results for the fiscal quarter ended December 31, 2003 and had held a web-cast conference call to discuss its financial results for the quarter, and (ii) furnishing the press release and the presentation made on the conference call as exhibits under Item 7. “Financial Statements and Exhibits.”

On February 17, 2004, we filed a Current Report on Form 8-K reporting under Item 5, “Other Events and Regulation FD Disclosure” that on February 13, 2004, Moody’s Investors Service had lowered the rating of the company’s senior unsecured long-term debt to Ba1 from Baa3.

ARVINMERITOR, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVINMERITOR, INC.
Date: May 7, 2004	By:	/s/ V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel (For the registrant)

Date: May 7, 2004	By:	/s/ R. Sachdev
R. Sachdev
Vice President and Controller (Chief Accounting Officer)

Exhibit Index

10-a	2004 Directors Stock Plan.

10-b	Agreement, dated as of January 30, 2004, between ArvinMeritor and Terrence E. O’Rourke.

12	Computation of ratio of earnings to fixed charges.

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act).

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.