Form 10-Q
period 2004-06-30
ARVINMERITOR INC
filed 2004-08-06
CIK 1113256

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2004

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

Yes  [X]    No  [   ]

69,380,624 shares of Common Stock, $1.00 par value, of ARVINMERITOR, INC. were outstanding on June 30, 2004.

ARVINMERITOR, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ARVINMERITOR, INC.

STATEMENT OF CONSOLIDATED INCOME
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)
Sales	$2,388	$2,109	$6,822	$5,811
Cost of sales	(2,159)	(1,896)	(6,210)	(5,238)

GROSS MARGIN	229	213	612	573
Selling, general and administrative	(123)	(111)	(363)	(326)
Gain on divestitures	—	—	20	2
Restructuring costs	(4)	(5)	(13)	(16)
Environmental remediation costs	—	—	(8)	—
Costs for withdrawn tender offer	—	—	(16)	—

OPERATING INCOME	102	97	232	233
Equity in earnings of affiliates	5	4	12	6
Gain on sale of marketable securities	—	—	7	—
Interest expense, net and other	(26)	(26)	(77)	(78)

INCOME BEFORE INCOME TAXES	81	75	174	161
Provision for income taxes	(24)	(24)	(51)	(52)
Minority interests	(4)	(4)	(10)	(6)

NET INCOME	$53	$47	$113	$103

BASIC EARNINGS PER SHARE	$0.78	$0.70	$1.68	$1.54

DILUTED EARNINGS PER SHARE	$0.77	$0.69	$1.65	$1.52

Basic average common shares outstanding	67.6	66.9	67.3	66.9

Diluted average common shares outstanding	68.8	67.8	68.6	67.6

Cash dividends per common share	$0.10	$0.10	$0.30	$0.30

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2004	September 30, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122	$103
Receivables (less allowance for doubtful accounts:
June 30, 2004, $27 and September 30, 2003, $24)	1,751	1,327
Inventories	579	543
Other current assets	239	253

TOTAL CURRENT ASSETS	2,691	2,226

NET PROPERTY	1,248	1,332
GOODWILL	985	951
OTHER ASSETS	705	731

TOTAL ASSETS	$5,629	$5,240

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$5	$20
Accounts payable	1,460	1,311
Compensation and benefits	303	238
Income taxes	32	31
Other current liabilities	309	265

TOTAL CURRENT LIABILITIES	2,109	1,865

LONG-TERM DEBT	1,585	1,541
RETIREMENT BENEFITS	610	683
OTHER LIABILITIES	161	188
MINORITY INTERESTS	64	64
SHAREOWNERS' EQUITY:
Common stock (June 30, 2004, 71.0 shares issued and
69.4 outstanding; September 30, 2003, 71.0 shares issued
and 68.5 outstanding)	71	71
Additional paid-in capital	571	561
Retained earnings	731	639
Treasury stock (June 30, 2004, 1.6 shares;
September 30, 2003, 2.5 shares)	(25)	(37)
Unearned compensation	(17)	(12)
Accumulated other comprehensive loss	(231)	(323)

TOTAL SHAREOWNERS' EQUITY	1,100	899

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$5,629	$5,240

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
(in millions)

	Nine Months Ended June 30,
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES
Net income	$113	$103
Adjustments to net income to arrive at cash provided by operating activities:
Depreciation and amortization	164	161
Gain on divestitures	(20)	(2)
Gain on sale of marketable securities	(7)	—
Restructuring costs, net of expenditures	1	2
Pension and retiree medical expense	99	73
Pension and retiree medical contributions	(185)	(141)
Changes in receivable securitization and factoring	(115)	148
Changes in assets and liabilities, excluding effects of
acquisitions, divestitures and foreign currency adjustments	(65)	(138)

CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(15)	206

INVESTING ACTIVITIES
Capital expenditures	(108)	(119)
Proceeds from disposition of property and businesses	85	42
Acquisitions of businesses and investments, net of cash acquired	—	(104)
Proceeds from sale of marketable securities	18	—
Other investing activities	(1)	—

CASH USED FOR INVESTING ACTIVITIES	(6)	(181)

FINANCING ACTIVITIES
Net change in revolving debt	45	44
Net change in other debt	5	(22)

Net change in debt	50	22
Proceeds from exercise of stock options	5	—
Cash dividends	(21)	(20)

CASH PROVIDED BY FINANCING ACTIVITIES	34	2

EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH	6	20

CHANGE IN CASH AND CASH EQUIVALENTS	19	47
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	103	56

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$122	$103

See notes to consolidated financial statements.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

ArvinMeritor, Inc. (the company or ArvinMeritor) is a leading global supplier of a broad range of integrated systems, module and components serving light vehicle, commercial truck, trailer and specialty original equipment manufacturers and certain aftermarkets. The company also provides coil coating applications to the transportation, appliance, construction and furniture industries. The consolidated financial statements are those of the company and its consolidated subsidiaries.

In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s financial statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2003. The results of operations for the three and nine months ended June 30, 2004, are not necessarily indicative of the results for the full year.

The company’s fiscal year ends on the Sunday nearest September 30. The company’s fiscal quarters end on the Sundays nearest December 31, March 31, and June 30. The third quarter of fiscal 2004 and 2003 ended on June 27, 2004 and June 29, 2003, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters unless otherwise stated.

For each interim reporting period the company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis. As a result of ongoing legal entity restructuring to more closely align the company’s organizational structure with the underlying operations of the businesses and the favorable tax treatment of the gain on the sale of AP Amortiguadores, S.A. (see Note 5) recorded by the company in the second quarter of fiscal 2004, the company expects the fiscal 2004 effective tax rate to be approximately 30 percent.

Certain prior period amounts have been reclassified to conform with the current period presentation.

2. Earnings per Share

Basic earnings per share are based upon the weighted average number of shares outstanding during each period. Diluted earnings per share assumes the exercise of common stock options and the impact of restricted stock when dilutive.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Basic average common shares outstanding	67.6	66.9	67.3	66.9
Impact of restricted stock	0.9	0.7	0.9	0.6
Impact of stock options	0.3	0.2	0.4	0.1

Diluted average common shares outstanding	68.8	67.8	68.6	67.6

3. New Accounting Standards

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act (the Act) into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The FSP provides guidance on how to account for the federal subsidy. In the third quarter of fiscal 2004, the company amended its retiree medical plans (see Note 16). As a result of the amendment, the adoption of FSP 106-2 did not have a material impact on the company’s results of operations or financial position.

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

4. Dana Corporation Tender Offers

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Acquisitions and Divestitures

As part of the company’s continuing strategy to divest non-core businesses, in the third quarter of fiscal 2004 the company completed the sale of its Commercial Vehicle Systems Kenton, OH trailer beam fabrication facility. The divestiture of this facility is in line with the company’s strategy to be less vertically integrated and more focused on its core processes for the design and assembly of complete systems. This divestiture did not have a material impact on sales or net income.

In the second quarter of fiscal 2004, the company completed the sale of its 75-percent shareholdings in AP Amortiguadores, S.A. (APA); a joint venture that manufactured ride control products. Net proceeds from the sale were $48 million, resulting in a pre-tax gain of $20 million. APA had sales of $122 million in the first nine months of fiscal 2003.

In the second quarter of fiscal 2003, the company purchased the remaining 51-percent interest in Zeuna Stärker GmbH & Co. KG (Zeuna Stärker). The June 30, 2004 consolidated balance sheet includes $111 million of goodwill associated with the purchase price allocation. Incremental sales from Zeuna Stärker were $203 million in the first nine months of fiscal year 2004.

In the second quarter of fiscal 2003, the company completed the sale of net assets related to the manufacturing and distribution of its off-highway planetary axle products for $36 million, resulting in a pre-tax gain of $2 million. The company did not consider these products core to its commercial vehicle systems business. Sales of off-highway planetary axle products were $27 million in the first nine months of fiscal 2003.

6. Restructuring Costs

During the first nine months of fiscal 2004 and 2003, the company recorded $13 million and $16 million of restructuring charges, respectively. At June 30, 2004 and September 30, 2003, there were $14 million and $13 million, respectively, of restructuring reserves relating to employee termination benefits in the consolidated balance sheet.

The company previously approved workforce reductions and facility consolidations in its Light Vehicle Systems (LVS) business segment. These measures follow the management realignment of the company’s LVS business and are also intended to address the competitive challenges in the automotive supplier industry. The company recorded restructuring costs related to these programs of $6 million and $14 million in the first nine months of fiscal 2004 and 2003, respectively. Fiscal 2004 costs included severance and other employee termination costs related to a reduction of approximately 30 salaried and 350 hourly employees. The $14 million charge recorded in the first nine months of fiscal 2003 included $6 million related to asset impairments.

Due to the declining markets in the company’s Light Vehicle Aftermarket (LVA) business segment, the company has previously approved plans for a work force reduction. The company recorded restructuring costs related to these programs of $2 million in the first nine months of fiscal 2004 and 2003. Fiscal 2004 costs included severance and other termination costs related to a reduction of approximately 50 salaried employees.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the first nine months of fiscal year 2004, the company recorded additional restructuring costs totaling $5 million, associated with certain corporate administrative and managerial employee termination costs.

In fiscal 2003, the company recorded restructuring costs of $5 million that were incurred as a result of the acquisition of the remaining 51-percent interest in Zeuna Stärker. In the first nine months of fiscal 2004, the company recorded an additional $1 million of restructuring costs. The acquisition was accounted for utilizing the purchase method of accounting and these restructuring costs were reflected in the purchase price allocation.

         The changes in the restructuring reserves for the nine months ended June 30, 2004 are as follows (in millions):

Employee Termination Benefits
Balance at September 30, 2003	$13
Activity during the period:
Charges to expense	13
Purchase accounting	1
Cash payments	(12)
Other, primarily currency translation	(1)

Balance at June 30, 2004	$14

7. Accounts Receivable Securitization and Factoring

The company participates in U.S. and European accounts receivable securitization facilities to enhance financial flexibility and lower interest costs. Under the U.S. accounts receivable securitization facility, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, special purpose subsidiary. ARC has entered into an agreement to sell an undivided interest in up to $250 million of eligible receivables to certain bank conduits. Under the European facility, the company can sell up to 50 million euro of trade receivables to a bank. As of June 30, 2004 and September 30, 2003 the company had utilized $110 million and $210 million, respectively, of the U.S. accounts receivable securitization facility and 27 million euro ($32 million) and 24 million euro ($27 million), respectively, of the European accounts receivable securitization facility.

As of June 30, 2004 and September 30, 2003 the banks had a preferential interest in $317 million and $255 million, respectively, of the remainder of the receivables held at ARC to secure the obligation under the U.S. accounts receivable securitization facility. The bank had a preferential interest in 4 million euro ($5 million) as of June 30, 2004 and September 30, 2003, of the remainder of the receivables held to secure the obligation under the European accounts receivable securitization facility.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The company has no retained interest in the receivables sold, but does perform collection and administrative functions. The receivables under these programs were sold at fair market value and a discount on the sale was recorded in interest expense, net and other. A discount of $3 million was recorded for the nine months ended June 30, 2004 and 2003. The gross amount of proceeds received from the sale of receivables under these programs was $1,941 million and $1,920 million for the nine months ended June 30, 2004 and 2003, respectively. The U.S. accounts receivable securitization program and the European program mature in September 2004 and March 2005, respectively.

If the company’s credit ratings were reduced to certain levels, or if certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facilities. At June 30, 2004, the company was in compliance with all covenants.

In addition to its securitization programs, several of the company’s European subsidiaries factor eligible accounts receivable with financial institutions. The receivables are factored without recourse to the company and are excluded from accounts receivable. The amounts of factored receivables were $9 million and $47 million at June 30, 2004 and September 30, 2003, respectively.

8. Stock Options

The company expenses the fair value of stock options granted under its various stock-based compensation plans. The company recorded compensation expense associated with the expensing of stock options of $4 million ($3 million after-tax, or $0.04 per diluted share) for the nine months ended June 30, 2004 and $5 million ($4 million after-tax, or $0.06 per diluted share) for the nine months ended June 30, 2003.

9. Inventories

         Inventories are summarized as follows (in millions):

	June 30, 2004	September 30, 2003
Finished goods	$245	$252
Work in process	139	136
Raw materials, parts and supplies	238	200

Total	622	588
Less: allowance to adjust the carrying value of
certain inventories to a LIFO basis	(43)	(45)

Inventories	$579	$543

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Other Current Assets

         Other Current Assets are summarized as follows (in millions):

	June 30, 2004	September 30, 2003
Current deferred income taxes	$125	$124
Customer reimbursable tooling and engineering	61	61
Asbestos-related recoveries	13	13
Prepaid and other	40	55

Other Current Assets	$239	$253

11. Other Assets

         Other Assets are summarized as follows (in millions):

	June 30, 2004	September 30, 2003
Long-term deferred income taxes	$274	$283
Investments in affiliates	98	88
Prepaid pension costs	36	32
Asbestos-related recoveries	61	63
Fair value of interest rate swaps	29	46
Net capitalized software costs	37	42
Trademarks	26	26
Patents, licenses and other intangible assets (less
accumulated amortization: $8 at June 30, 2004
and $6 at September 30, 2003)	31	33
Other	113	118

Other Assets	$705	$731

The company anticipates amortization expense for patents, licenses and other intangible assets of approximately $3 million per year for fiscal 2004 and 2005, $2 million in fiscal 2006 and $1 million per year for fiscal 2007 and 2008.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Other Current Liabilities

         Other Current Liabilities are summarized as follows (in millions):

	June 30, 2004	September 30, 2003
Product warranties	$94	$86
Taxes other than income taxes	51	38
Asbestos	13	13
Interest	26	12
Restructuring	14	13
Environmental	15	11
Other	96	92

Other Current Liabilities	$309	$265

          A summary of the changes in accrued product warranties is as follows (in millions):

	Nine Months Ended June 30,
	2004	2003
Product warranties - beginning balance	$86	$85
Charges to expense for product warranties	36	29
Charges to expense for product recall campaigns	—	1
Accruals for product warranties due to acquisitions	20	7
Payments	(45)	(45)
Change in estimates and other	(3)	3

Product warranties - ending balance	$94	$80

In the second quarter of fiscal 2004, the company dissolved its transmission joint venture with ZF Freidrichshafen in favor of a marketing arrangement that allows the company to provide the Freedomline™ transmission family to its customers. As a result, the company reclassified $20 million of product warranties that were previously included as other long-term liabilities in the consolidated balance sheet.

13. Other Liabilities

         Other Liabilities are summarized as follows (in millions):

	June 30, 2004	September 30, 2003
Asbestos	$65	$69
Environmental	18	22
Other	78	97

Other Liabilities	$161	$188

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Long-Term Debt

         Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

	June 30, 2004	September 30, 2003
6 5/8 percent notes due 2007	$199	$199
6 3/4 percent notes due 2008	100	100
7 1/8 percent notes due 2009	150	150
6.8 percent notes due 2009	499	499
8 3/4 percent notes due 2012	400	400
9.5 percent subordinated debentures due 2027	39	39
Bank revolving credit facilities	98	53
Lines of credit and other	76	75
Fair value adjustment of notes	29	46

Subtotal	1,590	1,561
Less: current maturities	(5)	(20)

Long-Term Debt	$1,585	$1,541

         Debt Securities

The company previously filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities to be offered in one or more series on terms determined at the time of sale. At June 30, 2004 the company had $150 million of debt securities available for issuance under this shelf registration.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

         Bank Revolving Credit Facilities

On July 6, 2004, the company replaced its three-year, $400-million revolving credit facility and five-year, $750-million revolving credit facility with a new four year, $900-million revolving credit facility. The previous facilities would have expired in fiscal 2005. Under the new facility, borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company’s credit rating. At July 6, 2004, the margin over the LIBOR rate was 120 basis points, and the facility fee was 30 basis points. The financial covenants included in the new facility are similar to the replaced facilities. Certain of the company’s domestic wholly owned subsidiaries, as defined in the credit agreement, irrevocably and unconditionally fully guarantee amounts outstanding under the new credit facility.

         Interest Rate Swap Agreements

The company has two interest rate swap agreements that effectively convert $300 million of the company’s 8 3/4 percent notes and $100 million of the 6.8 percent notes to variable interest rates. The fair value of the swaps was $29 million and $46 million as of June 30, 2004 and September 30, 2003, respectively, and is recorded in Other Assets, with an offsetting amount recorded in Long-Term Debt. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8 3/4 percent and 6.8 percent on notional amounts of $300 million and $100 million, respectively, and pays variable rates based on three-month LIBOR plus a weighted-average spread of 2.51 percent.

The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other.

         Leases

The company has entered into agreements to lease certain manufacturing and administrative assets. Under two of the agreements, the assets are held by variable interest entities. The company has determined that it has a variable interest in one of the variable interest entities, due to a $30 million residual value guarantee that obligates the company to absorb a majority of the variable interest entity’s losses. The assets and liabilities of this variable interest entity are included in the company’s consolidated balance sheet at June 30, 2004 and September 30, 2003.

         Covenants

The credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. In addition, an operating lease requires the company to maintain financial ratios that are similar to those required under the company’s credit facilities. At June 30, 2004, the company was in compliance with all covenants.

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

         Foreign Exchange Contracts

The company uses foreign exchange contracts, generally of short duration (less than three months), for the purpose of settling foreign currency denominated payables and receivables. The company has elected not to designate the foreign exchange contracts as hedges; therefore, changes in the fair value of the foreign exchange contracts are recognized in operating income. The net income impact of recording these contracts at fair value in the nine months ended June 30, 2004 and 2003 did not have a significant effect on the company’s results of operations. As of June 30, 2004 and September 30, 2003, the fair value of foreign exchange contracts was not material. The company does not enter into derivative instruments for speculative purposes.

         Fair Value

         Fair values of financial instruments are summarized as follows (in millions):

	June 30, 2004		September 30, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$122	$122	$103	$103
Marketable securities	—	—	17	17
Interest rate swaps - asset	29	29	46	46
Short-term debt	5	5	20	20
Long-term debt	1,585	1,611	1,541	1,533

Cash and cash equivalents – All highly liquid investments purchased with maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments.

Marketable securities – Fair value is based on the current market price of the underlying investment.

Interest rate swaps – Fair values are estimated by obtaining quotes from external sources.

Short-term debt – The carrying value of short-term debt approximates fair value because of the short maturity of these borrowings.

Long-term debt – Fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Retirement Benefits

         Retirement Benefits consisted of the following (in millions):

	June 30, 2004	September 30, 2003
Retirement medical liability	$296	$298
Pension liability	337	412
Other	42	38

Subtotal	675	748
Less: current portion	(65)	(65)

Retirement Benefit Liabilities	$610	$683

The components of net periodic pension and retiree medical expense for the nine months ended June 30 are as follows:
	2004		2003
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$30	$3	$27	$3
Interest cost	60	30	55	30
Assumed return on plan assets	(63)	—	(59)	—
Amortization of prior service cost	6	(3)	3	(3)
Recognition of transition asset	(1)	—	(1)	—
Recognized actuarial loss	19	18	6	12

Total expense	$5l	$48	$31	$42

Effective June 30, 2004, the company approved changes to its retiree medical plans. Beginning in April 2005, salaried retirees and certain non-union hourly retirees under age 65, who now pay a portion of the cost for their coverage, will contribute an increased share each year, with the benefit provided by the company phased out by fiscal 2023. For retirees age 65 and older, the company will no longer provide supplemental healthcare benefits to Medicare-eligible retirees beginning in January 2006. As a result of these changes the company expects retiree medical expense to be reduced by $25 million to $35 million in fiscal 2005.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The company has been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at June 30, 2004, to be approximately $30 million, of which $9 million is recorded as a liability.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at June 30, 2004, to be approximately $48 million, of which $24 million is recorded as a liability. During the second quarter of fiscal 2004, the company recorded environmental remediation costs of $8 million resulting from an agreement with the Environmental Protection Agency to remediate a former Rockwell facility that was sold in 1985.

         Following are the components of the Superfund and Non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2003	$11	$22	$33
Charges to expense	—	8	8
Payments	(2)	(6)	(8)

Balance at June 30, 2004	$9	$24	$33

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

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2004	September 30, 2003
Unbilled committed settlements	$3	$4
Pending claims	71	72
Shortfall and other	4	6

Asbestos-related reserves	$78	$82

Asbestos-related recoveries	$74	$76

A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 10 through 13).

Unbilled Committed Settlements: The liability for unbilled committed settlements relates to committed settlements that Maremont agreed to pay when Maremont participated in the Center for Claims Resolution (CCR). Maremont shared in the payments of defense and indemnity costs of asbestos-related claims with other CCR members. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 1, 2001, when it was reorganized and discontinued negotiating shared settlements. There were $1 million in billings to insurance companies related to committed settlements in the nine months ended June 30, 2004.

Pending Claims: Upon dissolution of the CCR in February 2001, Maremont began handling asbestos-related claims through its own defense counsel and is committed to examining the merits of each asbestos-related claim. For purposes of establishing liabilities for pending asbestos-related claims, Maremont estimates its defense and indemnity costs based on the history and nature of filed claims to date and Maremont’s experience. Maremont developed experience factors for indemnity and litigation costs using data on actual experience in resolving claims since the dissolution of the CCR in February 2001 and its assessment of the nature of the claims. Maremont had approximately 72,000 and 63,000 pending asbestos-related claims at June 30, 2004 and September 30, 2003, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged very few claimants have established that a Maremont product caused their injuries. The decline in the pending claims liability since September 30, 2003 was due to a decline in the cost per indemnity claim. Billings to insurance companies for indemnity and defense costs of resolved cases were $9 million in the nine months ended June 30, 2004.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Shortfall: Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were $2 million in the nine months ended June 30, 2004.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ArvinMeritor estimates the cost of its expanded recall of TRW model 20-EDL tie rod ends to be approximately $17 million. On May 6, 2002, the company filed suit against TRW in the U.S. District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty, and seeking compensatory and consequential damages in connection with the recall campaign. The company recorded a liability and offsetting receivable for the estimated cost of its expanded recall campaign. As of June 30, 2004 and September 30, 2003, the company has a receivable due from TRW for $17 million. Although the outcome of this matter cannot be predicted with certainty, the company believes that it is entitled to reimbursement by TRW for its costs associated with the campaign. In addition, at June 30, 2004 and September 30, 2003, the company has a $1 million and $2 million receivable, respectively, due from TRW for reimbursement of customer claims paid to date covered by the TRW recall campaign. The company has product warranty reserves for this matter of $4 million and $7 million, net of claims paid to date, as of June 30, 2004 and September 30, 2003. See Note 12 for additional information related to the company’s product warranties.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income	$53	$47	$113	$103
Foreign currency translation adjustments	(2)	110	95	204
Reclassification of unrealized gain on
marketable securities, net of tax	—	—	(3)	—

Comprehensive income	$51	$157	$205	$307

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        Segment information is summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Sales:
Light Vehicle Systems	$1,250	$1,195	$3,740	$3,262
Commercial Vehicle Systems	862	645	2,316	1,806
Light Vehicle Aftermarket	224	225	621	626
Other	52	44	145	117

Sales	$2,388	$2,109	$6,822	$5,811

Operating Income:
Light Vehicle Systems	$38	$46	$115	$117
Commercial Vehicle Systems	53	38	123	91
Light Vehicle Aftermarket	4	10	2	22
Other	7	3	8	3

Segment operating income	102	97	248	233
Costs for withdrawn tender offer	—	—	(16)	—

Operating income	102	97	232	233
Equity in earnings of affiliates	5	4	12	6
Gain on sale of marketable securities	—	—	7	—
Interest expense, net and other	(26)	(26)	(77)	(78)

Income before income taxes	81	75	174	161
Provision for income taxes	(24)	(24)	(51)	(52)
Minority interests	(4)	(4)	(10)	(6)

Net income	$53	$47	$113	$103

A summary of the changes in the carrying value of goodwill for the nine months ended June 30, 2004, is as follows (in millions):

	LVS	CVS	LVA	Total
Balance at September 30, 2003	$351	$421	$179	$951
Goodwill resulting from Zeuna Stärker	4	—	—	4
Foreign currency translation	13	12	5	30

Balance at June 30, 2004	$368	$433	$184	$985

ARVINMERITOR, INC.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

OVERVIEW and OUTLOOK

Sales increased 13 percent or $279 million in the third quarter of fiscal 2004 compared to the same period last year primarily due to:

o o	Stronger North American commercial vehicle truck and trailer volumes; and The favorable impact from currency translation

Net income also increased 13 percent or $6 million in the third quarter of fiscal 2004 compared to the same period last year. The increase in earnings was reduced by higher costs for raw material, primarily steel, of approximately $18 million, after-tax.

During the third quarter of fiscal 2004, the company continued to experience significant price increases and surcharges for steel, a raw material used in Commercial Vehicle Systems, Light Vehicle Aftermarket and Light Vehicle Systems products. The company believes this is primarily driven by an increase in worldwide demand for steel, causing a global shortage of scrap and certain base materials. The company is working with its suppliers and customers to mitigate this impact.

In the third quarter of fiscal 2004, the company completed the sale of its Commercial Vehicle Systems Kenton, OH facility. The divestiture of this facility is in line with the company’s strategy to be less vertically integrated and more focused on its core processes for the design and assembly of complete systems. The Kenton facility was primarily an internal supplier to other CVS facilities and therefore the sale of this facility had no material impact on the company’s reported sales.

Over the business cycle, the company experiences periodic fluctuations in demand for light, commercial and specialty vehicles and related aftermarkets, most notably commercial vehicle markets in North America. Looking forward, the company’s fiscal 2004 outlook for light vehicle production is 15.9 million vehicles in North America and 16.6 million vehicles in Western Europe. The company expects North American Class 8 truck production of 234,000 units in fiscal 2004. Western European heavy- and medium-duty truck production is estimated at 376,000 units for fiscal 2004.

Intense competition coupled with global excess capacity, most notably in the light vehicle industry, has created pressure from customers to reduce prices. The company continuously works to offset these price decreases with cost reductions and productivity improvements. The company continues to address the competitive challenges in the automotive supplier industry by restructuring operations, improving productivity and reducing costs. Anticipated restructuring actions include low cost country outsourcing, facility closures, business consolidations and work force downsizing. The company recorded restructuring costs of $13 million in the first nine months of fiscal 2004. For the entire year, the company estimates total pre-tax restructuring costs of $19 million and annualized pre-tax savings of approximately $20 million related to these and prior restructuring actions.

ARVINMERITOR, INC.

Other factors that could affect the company’s results for the full fiscal year include:

o o o o	The uncertainty of steel prices and supply and the company’s ability to recover these costs from its customers;

The impact of any acquisitions or divestitures;

The completion of the company’s annual goodwill test for impairment; and

The impact of currency fluctuations on sales and operating income.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Sales:
Light Vehicle Systems	$1,250	$1,195	$3,740	$3,262
Commercial Vehicle Systems	862	645	2,316	1,806
Light Vehicle Aftermarket	224	225	621	626
Other	52	44	145	117

SALES	$2,388	$2,109	$6,822	$5,811

Operating Income:
Light Vehicle Systems	$38	$46	$115	$117
Commercial Vehicle Systems	53	38	123	91
Light Vehicle Aftermarket	4	10	2	22
Other	7	3	8	3

Segment operating income	102	97	248	233
Costs for withdrawn tender offer	—	—	(16)	—

OPERATING INCOME	102	97	232	233
Equity in earnings of affiliates	5	4	12	6
Gain on sale of marketable securities	—	—	7	—
Interest expense, net and other	(26)	(26)	(77)	(78)

INCOME BEFORE INCOME TAXES	81	75	174	161
Provision for income taxes	(24)	(24)	(51)	(52)
Minority interests	(4)	(4)	(10)	(6)

NET INCOME	$53	$47	$113	$103

DILUTED EARNINGS PER SHARE	$0.77	$0.69	$1.65	$1.52

DILUTED AVERAGE COMMON SHARES OUTSTANDING	68.8	67.8	68.6	67.6

ARVINMERITOR, INC.

Fiscal 2004 Third Quarter Compared to Fiscal 2003 Third Quarter

Total Company

Sales for the third quarter of fiscal 2004 were $2,388 million, an increase of $279 million, or 13 percent, as compared to last year’s third quarter. The sales increase was primarily attributable to stronger North American commercial vehicle truck and trailer volumes in the Commercial Vehicle Systems (CVS) segment. Foreign currency translation, driven primarily by the stronger euro added approximately $70 million in sales.

Operating income for the third quarter of fiscal 2004 was $102 million, compared to $97 million in the same period last year. Operating margin declined to 4.3 percent, from 4.6 percent in the third quarter of fiscal 2003. The favorable impact of stronger North American commercial vehicle truck and trailer volumes and productivity and cost reduction initiatives on operating margins was more than offset by higher costs for steel of approximately $25 million and customer pricing pressures. Additionally, the third quarter of fiscal 2004 included restructuring costs of $4 million for severance and employee termination costs. Restructuring costs of $5 million were recorded in last year’s third quarter. For additional information concerning the company’s restructuring programs, see Note 6 of the Notes to Consolidated Financial Statements and the discussion under the heading Overview and Outlook.

Equity in earnings of affiliates for the third quarter of fiscal 2004 was $5 million, up slightly from the $4 million reported for the same period last year.

As a result of ongoing legal entity restructuring to more closely align the company’s organizational structure with the underlying operations of the businesses and the favorable tax treatment of the gain on the sale of APA in the second quarter of fiscal 2004, the effective tax rate was approximately 30 percent in the third quarter of fiscal 2004 compared to 32 percent in the third quarter of fiscal 2003. The company expects this tax rate to be unchanged through the fourth quarter.

Net income for the third quarter of fiscal 2004 was $53 million, or $0.77 per diluted share, an increase of $6 million compared to last year’s third quarter net income of $47 million, or $0.69 per diluted share.

Business Segments

Light Vehicle Systems (LVS) sales were $1,250 million, up $55 million, or 5 percent, from the third quarter of fiscal 2003. The increase is primarily attributable to favorable foreign currency translation, due to the stronger euro. On a constant currency basis, sales would have been flat as new business was offset by the loss of sales associated with recent divestitures, primarily APA. Operating income was $38 million, a decrease of $8 million from last year’s third quarter. Operating margin was 3.0 percent, down from 3.8 percent in last year’s third quarter. Operating margin for the third quarter of fiscal 2004 was unfavorably impacted by higher costs for steel of $10 million. As a result of various cost reduction initiatives, LVS was able to mitigate the impact of customer pricing pressures. The third quarter of fiscal 2004 included restructuring costs of $2 million for severance and employee termination costs. Restructuring costs of $3 million were recorded in last year’s third quarter.

Commercial Vehicle Systems (CVS) sales were $862 million, up $217 million, or 34 percent, from last year’s third quarter. The sales increase was primarily attributable to stronger North American commercial vehicle truck and trailer volumes. Compared to the same quarter last year, heavy truck (more commonly known as Class 8 trucks) volumes were up 49 percent, trailer volumes were up 30 percent and medium duty truck volumes were up 16 percent. Foreign currency translation, driven primarily by the stronger euro, added approximately $10 million in sales. Operating income was $53 million, 39 percent higher than the same period last year, driven by higher sales volumes. Operating margin was 6.1 percent, up from 5.9 percent in the same period last year. Factors negatively impacting operating margins during the quarter included approximately $10 million of higher steel costs and investments in commercial vehicle exhaust technology.

Light Vehicle Aftermarket (LVA) sales were $224 million, nearly flat compared to last year’s third quarter. Foreign currency translation added sales of approximately $5 million, otherwise sales would have declined approximately 3 percent. Operating income was $4 million, compared to $10 million in last year’s third quarter. Difficult market conditions continued during the quarter, particularly in the European exhaust market. In addition, higher steel costs of $5 million and customer pricing pressures negatively impacted the results for the quarter. LVA recorded $2 million of restructuring costs in last year’s third quarter.

ARVINMERITOR, INC.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

Total Company

For the first nine months of fiscal 2004, sales were $6,822 million, up $1,011 million, or 17 percent, compared to the same period last year. The increase in sales was driven by stronger North American truck and trailer volumes and new business awards in LVS. Additionally, the company’s acquisition of the remaining 51-percent interest in Zeuna Stärker in the second quarter of fiscal 2003 added sales of $203 million, and foreign currency translation, driven primarily by the stronger euro, added approximately $345 million in sales. Partially offsetting these increases was the loss of sales associated with divestitures, primarily APA and off-highway planetary axles, of approximately $120 million when compared to the same period last year.

Operating income for the first nine months of fiscal 2004 was $232 million, nearly flat compared to the same period last year. Operating income in fiscal year 2004 includes the costs associated with the withdrawn tender offer for Dana Corporation of $16 million (before a non-operating gain of $7 million on the sale of Dana stock owned by the company). Also included in operating income are environmental remediation costs of $8 million and the gain on the sale of APA of $20 million, both recorded in the second quarter of fiscal 2004. Operating margin was 3.4 percent for the first nine months of 2004, down from 4.0 percent in the same period last year. Operating margins were also impacted by higher steel costs of $35 million, higher premium product launch costs of $10 million, higher pension and retiree medical costs of $26 million, and additional investments in commercial vehicle exhaust technology. Operating income in the first nine months of fiscal 2004 and 2003 included restructuring costs of $13 million and $16 million, respectively.

Equity in earnings of affiliates for the first nine months of fiscal 2004 was $12 million, an increase of $6 million compared to the same period last year, primarily due to higher earnings from commercial vehicle affiliates. Interest expense, net and other of $77 million was down slightly from $78 million in the same period last year.

The effective tax rate was approximately 30 percent in the first nine months of fiscal 2004 compared to 32 percent in the prior year. The ongoing legal entity restructuring and the favorable tax treatment of the gain on the sale of APA favorably impacted the effective tax rate.

Net income for the first nine months of fiscal 2004 was $113 million, or $1.65 per diluted share, an increase of $10 million, compared to last year’s net income of $103 million, or $1.52 per diluted share.

Business Segments

LVS sales were $3,740 million, up $478 million, or 15 percent, from the first nine months of fiscal 2003. The company’s acquisition of the remaining 51-percent interest in Zeuna Stärker in the second quarter of fiscal 2003 added sales of $203 million, and foreign currency translation, driven by the stronger euro, increased sales by approximately $234 million. New business awards were partially offset by the loss of sales associated with divestitures, primarily APA, of approximately $90 million when compared to the same period last year. Operating income decreased to $115 million from $117 million in the same period last year and operating margin decreased to 3.1 percent from 3.6 percent. Contributing to the decline in operating margins were higher steel costs of $12 million, higher premium product launch costs of $10 million, and higher pension and retiree medical costs. Operating income in the first nine months of fiscal 2004 and 2003 includes restructuring costs of $6 million and $14 million, respectively.

CVS sales were $2,316 million, up $510 million, or 28 percent, from last year’s first nine months. The sales increase was primarily attributable to stronger North American commercial vehicle truck and trailer volumes. Foreign currency translation, driven by the stronger euro, increased sales by approximately $85 million. CVS operating income increased to $123 million from $91 million in the first nine months of fiscal 2003, and operating margin increased to 5.3 percent from 5.0 percent. The operating margin improvement is largely attributable to the higher sales volume. Partially offsetting this benefit were higher steel costs of $17 million and higher pension and retiree medical costs, additional investments in commercial vehicle exhaust technology and the impact of the dissolution of a transmission joint venture with ZF Friedrichshafen in the second quarter. During the first nine months of fiscal 2003, CVS sold net assets related to its off-highway planetary axle products and recognized a pre-tax gain on the sale of $2 million. Off-highway planetary axle products had $27 million of sales in the first nine months of fiscal 2003.

ARVINMERITOR, INC.

LVA sales were $621 million for the first nine months of fiscal 2004, down $5 million or 1 percent, from $626 million in the same period last year. Foreign currency translation added sales of approximately $25 million, otherwise sales would have declined approximately 5 percent. During the first nine months of fiscal 2004, difficult industry conditions existed, particularly in the European exhaust market, where capacity exceeded demand. Operating income of $2 million in the first nine months of fiscal 2004 was down $20 million compared to the same period last year. Lower sales volumes, customer pricing pressures and $6 million of higher steel costs were the major factors behind the operating income decline. LVA recorded $2 million of restructuring costs in the first nine months of fiscal 2004 and 2003.

FINANCIAL CONDITION

See Condensed Statement of Consolidated Cash Flows for additional detail on the company’s cash flows.

Operating Activities — Cash used for operating activities was $15 million for the first nine months of fiscal 2004 compared to cash provided by operating activities of $206 million for the same period in fiscal 2003. The decrease is largely attributable to the company’s accounts receivable securitization and factoring programs. The company reduced its balances under the accounts receivable securitization and factoring programs by $115 million, compared to an increase in these balances of $148 million in the first nine months of fiscal 2003. Also contributing to the decrease in operating cash flow were higher pension and retiree medical contributions of $44 million compared to the same period last year.

Investing Activities — Cash used for investing activities was $6 million for the first nine months of fiscal 2004 compared to $181 million for the same period last year. Capital expenditures were $108 million in the first nine months of fiscal 2004 compared to $119 million in the same period last year. As a percentage of sales, capital expenditures were 1.6 percent compared to 2.0 percent for the same period last year. Investing activities in the first nine months of fiscal 2004 include proceeds of $85 million from the dispositions of property and businesses and $18 million of proceeds from the sale of Dana stock owned by the company. The company used proceeds from its investing activities to reduce amounts outstanding under the accounts receivable securitization and factoring programs and for other general corporate purposes. In the first nine months of fiscal 2003, proceeds from the disposition of property and businesses were $42 million and the company used cash of $69 million to purchase the remaining 51 percent interest in Zeuna Stärker and $35 million for other acquisitions of businesses and investments.

Financing Activities — Cash provided by financing activities was $34 million in the first nine months of fiscal 2004 compared to $2 million in the same period last year. During the first nine months of fiscal 2004 the company increased borrowings under its bank revolving credit facilities and other debt by $50 million compared to $22 million in the same period last year. The company paid dividends of $21 million compared to $20 million in the first nine months of fiscal 2003. The company received $5 million in cash from the exercise of stock options in the first nine months of fiscal 2004.

LIQUIDITY

The company is contractually obligated to make certain payments as disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, which is incorporated in this Form 10-Q by reference.

Bank Revolving Credit Facilities and Other Debt — On July 6, 2004, the company replaced its three-year, $400-million revolving credit facility and five-year, $750-million revolving credit facility with a new four year, $900-million revolving credit facility. The previous facilities would have expired in fiscal 2005. The new facility, which has financial covenants similar to the replaced facilities, requires the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) of no less than 1.50x. Non-compliance with these covenants would constitute an event of default, and could allow lenders to suspend additional borrowings and accelerate repayment of outstanding borrowings. At June 30, 2004, the company was in compliance with all covenants.

The company has $150 million of debt securities available for issuance under a shelf registration previously filed with the SEC (see Note 14 of the Notes to Consolidated Financial Statements).

ARVINMERITOR, INC.

Leases — One operating lease requires the company to maintain financial ratios that are similar to those required by the company’s revolving credit agreements. At June 30, 2004, the company was in compliance with all covenants (see Note 14 of the Notes to Consolidated Financial Statements). The company has a residual value guarantee of $30 million related to one of its leases.

Accounts Receivable Securitization and Factoring Facilities — As discussed in Note 7 of the Notes to Consolidated Financial Statements, the company participates in two accounts receivable securitization programs to improve financial flexibility and lower interest costs. ArvinMeritor Receivables Corporation (ARC), a wholly owned subsidiary of the company, has entered into an agreement to sell an undivided interest in up to $250 million of eligible trade receivables of certain U.S. subsidiaries to a group of banks. The amount of available funding under the U.S. securitization program varies based on the credit ratings of the company and its obligors, the company’s receivables performance and various other factors. As of June 30, 2004 and September 30, 2003, the company had utilized $110 million and $210 million, respectively of the U.S. accounts receivable securitization facility. In addition to the U.S. securitization program, Zeuna Stärker had entered into an agreement to sell an undivided interest in up to 50 million euro of eligible trade receivables to a bank. As a result of the acquisition of the remaining 51-percent interest in Zeuna Stärker, the company amended this agreement and continued selling receivables under this program. The amount of available funding under the European program varies based on similar factors noted for the U.S. program. As of June 30, 2004 and September 30, 2003, the company had utilized 27 million euro ($32 million) and 24 million euro ($27 million), respectively of the accounts receivable securitization facility. The U.S. accounts receivable securitization program matures in September 2004 and the company expects to renew the facility at that time. The European program matures in March 2005.

In addition to its securitization programs, several of the company’s European subsidiaries factor accounts receivable with financial institutions. Such receivables are factored without recourse to the company and are excluded from accounts receivable. The amounts of factored receivables were $9 million and $47 million at June 30, 2004 and September 30, 2003, respectively. There can be no assurance that these facilities will be used by, or available to the company in the future.

If the company’s credit ratings were reduced to certain levels, or if certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the securitization facilities. At June 30, 2004, the company was in compliance with all covenants.

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

OTHER

On July 21, 2004, the Board of Directors elected Charles G. McClure to the position of Chairman, Chief Executive Officer and President and as a member of the Board of Directors, effective August 9, 2004. Mr. McClure succeeds Larry D. Yost, who will retire on that date from the Board of Directors and as an executive of the company.

ARVINMERITOR, INC.

In response to rising healthcare costs and coincident with the expanded Medicare benefits that will be available January 1, 2006 under the Medicare Reform Act of 2003, the company approved certain changes to its retiree medical plans during the third quarter of fiscal 2004. Beginning in April 2005, salaried retirees and certain non-union hourly retirees under age 65, who now pay a portion of the cost for their coverage, will contribute an increased share each year, with the benefit provided by the company phased out by fiscal 2023. As retirees age 65 and older will have access to comprehensive healthcare benefits through Medicare, the company will no longer provide supplemental healthcare benefits to Medicare-eligible retirees beginning in January 2006. As a result of these changes the company expects retiree medical expense to be reduced by $25 million to $35 million in fiscal 2005.

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

The company has performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of June 30, 2004, the analysis indicated that such market movements would not have a material effect on the company’s business, financial condition or results of operations. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company’s actual exposures.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of Larry D. Yost, Chairman of the Board and Chief Executive Officer, and S. Carl Soderstrom, Jr., Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective at a reasonable level of assurance to ensure that information required to be disclosed in the reports the company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the company’s internal controls over financial reporting in the fiscal quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect the company’s internal controls over financial reporting.

In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

ARVINMERITOR, INC.

PART II. OTHER INFORMATION

Item 5. Other Information.

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad, including foreign currency exchange rates; the availability and cost of raw materials, including steel; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its customers and suppliers; successful integration of acquired or merged businesses; achievement of the expected annual savings and synergies from past and future business combinations; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; competitive product and pricing pressures; the amount of the company’s debt; the ability of the company to access capital markets; the credit ratings of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the Securities and Exchange Commission. See also “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Quantitative and Qualitative Disclosures about Market Risk” herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

4-a	Second Supplemental Indenture, dated as of July 6, 2004, to the Indenture, dated as of April 1, 1998, between ArvinMeritor and BNY Midwest Trust Company (successor to The Chase Manhattan Bank), as trustee.

4-b	Third Supplemental Indenture, dated as of July 6, 2004, to the Indenture, dated as of July 3, 1990, between ArvinMeritor and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as trustee.

10	Credit Agreement, dated as of July 6, 2004, among the company, the subsidiary borrowers from time to time parties thereto, the institutions from time to time parties thereto as lenders, Bank One, NA (Main Office Chicago), as Administrative Agent, JP Morgan Chase Bank and Citicorp North America, Inc., as Syndication Agents, and ABN AMRO Bank N.V., BNP Paribas and UBS Securities LLC, as Documentation Agents

12	Computation of ratio of earnings to fixed charges
31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act)
31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

ARVINMERITOR, INC.

(b) Reports on Form 8-K.

On April 21, 2004, the company filed a Current Report on Form 8-K (i) reporting under Item 5, “Other Events and Regulation FD Disclosure” that on April 21, 2004, the company had issued a press release reporting the election of David W. Devonshire to the Board of Directors, effective July 22, 2004, and (ii) furnishing the press release as an exhibit under Item 7. “Financial Statements and Exhibits.”

On April 23, 2004, the company filed a Current Report on Form 8-K (i) reporting under Item 12, “Results of Operations and Financial Condition,” that on April 23, 2004, the company had issued a press release reporting its financial results for the fiscal quarter ended March 31, 2004 and had held a web-cast conference call to discuss its financial results for the quarter, and (ii) furnishing the press release and the presentation made on the conference call as exhibits under Item 7. “Financial Statements and Exhibits.”

ARVINMERITOR, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVINMERITOR, INC.

Date: August 6, 2004	By: /s/ V. G. Baker, II V. G. Baker, II Senior Vice President and General Counsel (For the registrant)
Date: August 6, 2004	By: /s/ R. Sachdev R. Sachdev Vice President and Controller (Chief Accounting Officer)