Form 10-K
period 2004-10-03
ARVINMERITOR INC
filed 2004-12-16
CIK 1113256

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 3, 2004
                         COMMISSION FILE NUMBER 1-15983
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant on March 26, 2004 (the last business day of the most recently completed second fiscal quarter) was approximately $1,299.24 million.

     69,814,646 shares of the registrant's Common Stock, par value $1 per share, were outstanding on November 30, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on February 16, 2005 is incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

     ArvinMeritor, Inc. (the "company" or "ArvinMeritor"), headquartered in Troy, Michigan, is a leading global supplier of a broad range of integrated systems, modules and components serving light vehicle, commercial truck, trailer and specialty original equipment manufacturers and certain aftermarkets. In 2004 and prior periods, the company also provided coil coating applications to the transportation, appliance, construction, heating, ventilation and air conditioning, and doors industries (see "Strategic Initiatives" below).

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

     The company's fiscal quarters end on the Sundays nearest December 31, March 31 and June 30, and its fiscal year ends on the Sunday nearest September 30. Fiscal year 2004 ended on October 3, 2004. All year and quarter references relate to our fiscal year and fiscal quarters unless otherwise stated.

     Whenever an item of this Annual Report on Form 10-K refers to information in the Proxy Statement for the Annual Meeting of Shareowners of ArvinMeritor to be held on February 16, 2005 (the "2005 Proxy Statement"), or under specific captions in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations or Item 8. Financial Statements and Supplementary Data, the information is incorporated in that item by reference.

     ArvinMeritor serves a broad range of original equipment manufacturer ("OEM") customers worldwide, including truck OEMs, light vehicle OEMs, trailer producers and specialty vehicle manufacturers, and certain aftermarkets. Our total sales from continuing operations in fiscal year 2004 were $8.0 billion. Our ten largest customers accounted for approximately 74% of fiscal year 2004 sales from continuing operations. We operated 124 manufacturing facilities in 25 countries around the world in fiscal year 2004, including facilities operated by discontinued operations and joint ventures in which we have interests. Sales from continuing operations outside the United States accounted for approximately 62% of total sales from continuing operations in fiscal year 2004. Our continuing operations also participated in ten joint ventures that generated unconsolidated revenues of $1.1 billion in fiscal year 2004.

     In fiscal year 2004, we served customers worldwide through the following businesses:

  Continuing Operations:

     - Light Vehicle Systems ("LVS") supplies emissions technologies, aperture systems (roof and door systems), undercarriage systems (suspension and ride control systems and wheel products) for passenger cars, all-terrain vehicles, light trucks and sport utility vehicles to OEMs.

     - Commercial Vehicle Systems ("CVS") supplies drivetrain systems and components, including axles and drivelines, braking systems, suspension systems, and exhaust and ride control products for medium- and heavy-duty trucks, trailers and specialty vehicles to OEMs and to the commercial vehicle aftermarket.

  Discontinued Operations:

     - Light Vehicle Aftermarket ("LVA") supplies exhaust, ride control, motion control and filter products and other automotive parts to the passenger car, light truck and sport utility aftermarket.

     - Our coil coating operation, which does not primarily focus on automotive products, was classified as "Other."

     In October 2004, we announced our intention to divest our LVA business and our coil coating operation, and we transferred these businesses to discontinued operations for accounting purposes. We sold the coil coating operations in November 2004. See "Strategic Initiatives" below.

     Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data contains financial information by segment for continuing operations for each of the three years ended September 30, 2004, including information on sales and assets by geographic area for each segment. The heading "Products" below includes information on LVS and CVS sales by product for each of the three fiscal years ended September 30, 2004.

     The industry in which we operate is cyclical and has been characterized historically by periodic fluctuations in demand for vehicles for which we supply products. Industry cycles, which are outside our control and cannot be predicted with certainty, can have a positive or negative effect on our financial results. See "Seasonality; Cyclicality" and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Outlook, and -- Results of Operations below.

     Other factors in addition to market cyclicality can significantly impact our business. In fiscal year 2004, these factors included:

     - uncertainties related to the cost and availability of steel (see "Raw Materials" below);

     - pressure from customers to reduce prices (see "Customers; Sales and Marketing" below);

     - the effect of foreign currency (see "International Operations" below);
       and

     - the impact of acquisitions and divestitures (see "Strategic Initiatives" below).

The effect of these factors on our financial performance is discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations below.

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

     Several significant factors and trends in the automotive industry present opportunities and challenges to industry suppliers and influence our business strategies. These factors and trends include the cyclicality of the industry; consolidation and globalization of OEMs and their suppliers; increased outsourcing by OEMs; increased demand for modules and systems by OEMs; pricing pressures from OEMs that could negatively impact suppliers' earnings even when sales volumes are increasing; the rising cost of raw materials, primarily steel; and an increasing emphasis on engineering and technology. Our business strategies, described below, are influenced by these industry factors and trends and are focused on leveraging our resources to create a competitive cost structure.

     Minimize the Risks of Cyclicality Through Business Diversity. As noted above, the automotive industry is cyclical in nature and subject to periodic fluctuations in demand for vehicles. This in turn results in fluctuation in demand for our products. We seek to diversify our business in order to mitigate the effects of market downturns and better accommodate the changing needs of OEMs. We strive to maintain diversity in three areas:

     - Revenues. We manufacture and sell a wide range of products in various segments of the automotive market. For fiscal year 2004, our annual sales from continuing operations include $4.8 billion for LVS and $3.2 billion for CVS.

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

     Focus on Organic Growth While Reviewing Strategic Opportunities. Our goal is to grow those businesses that are profitable and are core to our operations. We have identified the areas of our core business that we believe have the most potential for leveraging into other products and markets, and we are focusing our resources on these areas. We seek to take advantage of opportunities for operating synergies and cross selling of products between our light vehicle and commercial vehicle businesses. For example, CVS continues to adapt products and technologies, originally developed by the LVS emissions technologies business unit, in the development of emissions control products for its commercial vehicle customers. See "Products -- Commercial Vehicle Systems -- Undercarriage and Drivetrain Systems -- Emissions Systems" below. In addition, we are exploring opportunities to apply our CVS drivetrain expertise in the development of undercarriage component systems for our LVS customers.

     We also consider strategic opportunities that could enhance the company's growth. Automotive suppliers continue to consolidate into larger, more efficient and more capable companies and collaborate with each other in an effort to better serve the global needs of their OEM customers. We regularly evaluate various strategic and business development opportunities, including licensing agreements, marketing arrangements, joint ventures, acquisitions and dispositions. We remain committed to selectively pursuing alliances and acquisitions that would allow us to leverage our capabilities, gain access to new customers and technologies, enter new product markets and implement our business strategies. We also continue to review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. See "Strategic Initiatives" and "Joint Ventures" below for information on recent activities in these areas.

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

     One of our significant growth strategies is to provide engineering and design expertise, develop new products and improve existing products that meet these customer needs. We will continue to invest in new technologies and product development and work closely with our customers to develop and implement design, engineering, manufacturing and quality improvements. We will also continue to integrate our existing product lines by using our design, engineering and manufacturing expertise and teaming with technology partners to expand sales of higher-value modules and systems. For example:

     - LVS is a supplier of complete roof modules comprised of a roof head liner bound to an outer shell using an award-winning patented process, which can also incorporate LVS sunroof technology. Our roof module is featured in the DaimlerChrysler SMART car. In addition, in 2004 LVS was awarded two multi-year contracts to supply major European OEMs with large-opening roof systems that individually feature different roof technologies. One system features long fiber injection (LFI) technology (injecting a mixture of long glass fibers and a polyurethane resin into a plastic mold, which reduces the weight of the roof), and the other features full-glass appearance.

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

     - LVS' suspension systems group began production in 2004 on four front suspension modules on two platforms for a major OEM, including a front cradle module assembly and ball joint alignment. This group has also been awarded a contract for the final assembly of front and rear cross car modules, featuring a cradle, axle, steering system, lower control arms and stabilizer bar, and a contract for a front, upper-corner suspension module on light vehicle pickup trucks for a North American OEM, each with production to begin in 2005.

     - In 2004, CVS entered into an agreement with and began supplying axle and brake systems to North American Bus Industries, Inc., a leading provider of buses to North American transit authorities.

     - CVS has contracts to provide integrated axles and wheel ends to Freightliner, and integrated axles and suspension systems to Blue Bird and Workhorse.

     - CVS has adapted products and applications from the LVS emissions technologies business unit to develop a portfolio of technologically advanced exhaust products and applications to address increasingly stringent regulatory standards for diesel particulate matter and nitrogen oxide (NOx) emissions. These products and applications include:

      - Diesel Oxidation Catalysts -- a catalyst in the exhaust system capable of removing up to 90% of hydrocarbon and carbon monoxide emissions. This technology is available currently.

      - Thermal Regenerator -- on demand, active regeneration technology that offers a safe and effective way to remove diesel particulate matter, using diesel fuel as a heat source. This technology is available now for retrofit and is in the field, and is expected to be available in 2007 for OEM use.

      - Catalyzed Diesel Particulate Filter -- a filter that traps the diesel particulate matter from the exhaust and prevents it from reaching the atmosphere. It is expected to be available in 2007 to meet the EPA's 2007 particulate matter emission standards.

      - Selective Catalytic Reduction (SCR) System -- a compact, low-weight option to effectively reduce NOx emissions to the levels required to meet 2005 European standards. The system also achieves reduction of diesel particulate matter and allows the engine to operate in ways that could maximize fuel economy. We have contracts with two European truck OEMs and expect to launch the product in October 2005.

      - Plasma Fuel Reformer -- a system that creates a hydrogen-rich gas from any hydrocarbon fuel source, which enables more efficient control of NOx from diesel engine exhaust, through effective regeneration of "NOx adsorbers" or "lean NOx traps". This technology could be less sensitive to sulfur contamination and could use less fuel than conventional regeneration and consume minimal power. This technology, which is expected to be available for production in 2010, also has potential for future applications in gasoline combustion engines.

     Management believes that the strategy of continuing to introduce new and improved systems and technologies will be an important factor in our efforts to achieve our growth objectives. We will draw upon the engineering resources of our Technical Centers in Detroit, Michigan; Columbus, Indiana; and Augsburg, Germany, and our engineering centers of expertise in the United States, Brazil, Canada, France, Germany, India and the United Kingdom. See "Research and Development" below.

     Enhance Core Products to Address Safety and Environmental Issues. Another industry trend is the increasing amount of equipment required for changes in environmental and safety-related regulatory provisions. OEMs select suppliers based not only on the cost and quality of products, but also on their ability to meet these demands. We use our technological expertise to anticipate trends and to develop products that address safety and environmental concerns.

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

     With respect to emissions regulations, LVS is an industry leader in emissions technologies that improve fuel economy and reduce air pollutants, while CVS is leveraging our expertise in light vehicle emissions technologies to bring products to the commercial vehicle market (see "Grow Content Per Vehicle Through Technologically Advanced Systems and Modules" above). Looking forward, we will continue to develop products that will permit us to assist customers in meeting new and more stringent emissions requirements that will be phased in over the next several years in our primary markets in North America and Europe.

     We believe these more stringent emissions regulations will result in continued growth in Europe, and potential growth in North America, of diesel engines. Diesel engines today have the advantage of improved fuel economy, better performance and improving emissions levels. Through our Zeuna Starker subsidiary, LVS began production in 2004 under contracts to provide diesel emissions systems to light vehicle OEMs in Europe. Approximately 44% of all new vehicles in Europe are sold with diesel engine powertrains.

     Strengthen our Presence in Emerging Global Markets. Geographic expansion to meet the global sourcing needs of customers and to address new markets is an important element of our growth strategy. ArvinMeritor currently has joint ventures and wholly-owned subsidiaries in China and India and is negotiating several programs to support customers as they establish and expand operations in those markets. We also have wholly-owned operations and regional joint ventures in South America, a market with potential for significant growth.

     Drive a Continuous Improvement Culture Focused on Return on Capital. In 2001, we implemented the ArvinMeritor Performance System (AMPS), a continuous improvement initiative that guides our philosophy for achieving operational excellence, eliminating waste, improving quality and earning customer loyalty. Throughout the company, continuous improvement teams work to achieve significant cost savings, increase productivity and efficiency and streamline operations. They focus on eliminating non-value-added tasks, reducing lead and cycle times and improving customer service.

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

     The following chart sets forth operating segment sales for continuing operations by product for each of the three fiscal years ended September 30, 2004. A narrative description of the principal products of the two operating segments that comprise our continuing operations, as well as the principal products of our discontinued operations (LVA and the coil coating operation), follows the chart.

                                SALES BY PRODUCT

                                                              FISCAL YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              2004   2003   2002
                                                              ----   ----   ----
LVS:
     Emissions Technologies(1)..............................   33%    35%    31%
     Aperture Systems.......................................   18     18     20
     Undercarriage Systems..................................    9     11     10
                                                              ---    ---    ---
          Total LVS.........................................   60%    64%    61%
                                                              ---    ---    ---
CVS:
     Undercarriage and Drivetrain Systems...................   34%    29%    33%
     Specialty Systems(2)...................................    6      7      6
                                                              ---    ---    ---
          Total CVS.........................................   40%    36%    39%
                                                              ---    ---    ---
Total.......................................................  100%   100%   100%
                                                              ===    ===    ===

---------------

(1) Prior to January 2003, we owned a minority interest in Zeuna Starker & Co. KG ("Zeuna Starker"), a German emissions systems company. At that time, we acquired the remaining interest in Zeuna Starker, and its sales are included in LVS Emissions Technologies for fiscal year 2004 and for the last three quarters of fiscal year 2003.

(2) In December 2002, we sold our off-highway planetary axle business. Sales from these products are included in CVS Specialty Systems for the first quarter of fiscal year 2003 and for fiscal year 2002.

  Light Vehicle Systems

     Emissions Technologies

     We are a leading global supplier of a complete line of exhaust systems and exhaust system components, including mufflers, exhaust pipes, catalytic converters and exhaust manifolds. We sell these products to OEMs primarily as original equipment, while also supporting manufacturers' needs for replacement parts and dealers' needs for service parts. We participate in this business both directly and through joint ventures and affiliates. These alliances include our 50% interest in Arvin Sango Inc., an exhaust joint venture based in North America.

     Zeuna Starker, an exhaust systems supplier headquartered in Germany, is a wholly owned subsidiary of the company. Zeuna Starker began production in 2004 under contracts to provide diesel emissions systems to light vehicle OEMs in Europe. See "Business Strategies -- Enhance Core Products to Address Safety and Environmental Issues" above for information on the importance of diesel technology to LVS strategies for future growth.

     Aperture Systems

     Roof Systems. ArvinMeritor is one of the world's leading independent suppliers of sunroofs and roof systems products for use in passenger cars, light trucks and sport utility vehicles, including our Golde(R) brand sunroofs. We make complete roofs, some of which incorporate sunroofs, that provide OEMs with cost savings by reducing assembly time and parts. Our roof system manufacturing facilities are located in North America and Europe.

     In the fourth quarter of fiscal year 2004, we formed a joint venture with Shanghai SIIC Transportation Electronic Company, Ltd. ("STEC") to manufacture passenger vehicle sunroofs for a Volkswagen facility in Shanghai, China. See "Joint Ventures" below.

     Door Systems. We are a leading supplier of integrated door modules and systems, including manual and power window regulators and latch systems. Our power and manual door system products utilize numerous technologies, including our own electric motors with electronic function capabilities, which are custom designed for individual applications to maximize operating efficiency and reduce noise levels. We manufacture window regulators at plants in North and South America, Europe and the Asia/Pacific region for light vehicle and heavy-duty commercial vehicle OEMs.

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

     Suspension Modules. Using our expertise in ride control and vehicle dynamics, we offer final assembly of upper and complete corner modules as well as front and rear cross vehicle modules. This capability gives us the ability to incorporate components that we manufacture into these modules, thus enhancing value content.

     Ride Control Systems. We provide ride control products, including shock absorbers, struts, ministruts and corner modules. During 2004, we participated in this business both directly and through a joint venture. In the second quarter of fiscal year 2004, we sold our 75% interest in the joint venture. See "Joint Ventures" below.

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

     Undercarriage and Drivetrain Systems

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

     Suspension Systems and Trailer Products. We are one of the world's leading manufacturers of heavy-duty trailer axles, with leadership positions in North America and in Europe. Our trailer axles are available in over 40 models in capacities from 20,000 to 30,000 pounds for virtually all heavy trailer applications and are available with our broad range of brake products, including ABS. In addition, we supply trailer air suspension systems and products for which we have strong market positions in Europe and an increasing market presence in North America.

     Through our 50%-owned joint venture with Randon Participacoes, we develop, manufacture and sell truck suspensions, trailer axles and suspensions and related wheel-end products in the South American market.

     Braking Systems. We are a leading independent supplier of air and hydraulic brakes to medium- and heavy-duty commercial vehicle manufacturers in North America and Europe. In Brazil, the third largest truck and trailer market in the world, our 49%-owned joint venture with Randon S. A. Veiculos e Implementos is a leading supplier of brakes and brake-related products.

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

     Transmissions. In the second quarter of fiscal year 2004, we dissolved our 50%-owned joint venture with ZF Friedrichshafen AG ("ZF"), which produced transmission components and systems for heavy vehicle OEMs and the aftermarket in the United States, Canada and Mexico. The joint venture was replaced by a marketing arrangement that allows us to provide the FreedomLine(TM), a fully automated mechanical truck transmission without a clutch pedal, to our customers. This transmission product line enables us to supply a complete drivetrain system to heavy-duty commercial vehicle manufacturers in North America.

     Emissions Systems. CVS has adapted products and applications from the LVS emissions technologies business unit to develop a portfolio of technologically advanced exhaust products and applications for its commercial vehicle customers. These products and applications, which address increasingly stringent regulatory standards for diesel particulate matter, NOx emissions and hydrocarbons, are described above under Business Strategies -- Grow Content Per Vehicle Through Technologically Advanced Systems and Modules.

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

  Light Vehicle Aftermarket

     The principal LVA products include mufflers; exhaust and tail pipes; catalytic converters; shock absorbers; struts; gas lift supports and vacuum actuators; and automotive oil, air, and fuel filters. These products are sold under the brand names Arvin(R) (mufflers); Gabriel(R) (shock absorbers); and Purolator(R) (filters). LVA also markets products under private label to customers such as CARQUEST, NAPA and AC Delco (ride control) and Motorcraft, Quaker State, Shell and Mobil (filters).

  Coil Coating

     Our coil coating operation focused predominantly on non-automotive products. Coated steel and aluminum substrates are used in a variety of applications, which include consumer appliances; roofing and siding; garage and entry doors; heating, ventilation and air conditioning (HVAC); and transportation. We sold this business in the first quarter of fiscal year 2005 (see "Strategic Initiatives" below).

CUSTOMERS; SALES AND MARKETING

     ArvinMeritor's operating segments have numerous customers worldwide and have developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 74% of our total sales from continuing operations in fiscal year 2004.

     Original Equipment. Both LVS and CVS market and sell products principally to OEMs. In North America, CVS also markets truck and trailer products directly to dealers, fleets and other end-users, which may designate the components and systems of a particular supplier for installation in the vehicles they purchase from OEMs.

     Consistent with industry practice, LVS and CVS make most of their sales to OEMs through open purchase orders, which do not require the purchase of a minimum number of products. The customer typically may cancel these purchase orders on reasonable notice. LVS and CVS also sell products to certain customers under long-term arrangements that require us to provide annual cost reductions (through price reductions or other cost benefits for the OEMs). If we are unable to generate sufficient cost savings in the future to offset such price reductions, our gross margins will be adversely affected (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations below).

     Both LVS and CVS are dependent upon large OEM customers with substantial bargaining power with respect to price and other commercial terms. Although we believe that our businesses generally enjoy good relations with our OEM customers, loss of all or a substantial portion of sales to any of our large volume customers for whatever reason (including, but not limited to, loss of contracts, reduced or delayed customer requirements, plant shutdowns, strikes or other work stoppages affecting production by such customers), or continued reduction of prices to these customers, could have a significant adverse effect on our financial results. During fiscal year 2004, DaimlerChrysler AG (which owns Chrysler, Mercedes-Benz AG and Freightliner Corporation), a significant customer of LVS and CVS, accounted for approximately 19% of our total sales from continuing operations. In addition, sales to General Motors Corporation accounted for approximately 13%, sales to Ford Motor Company accounted for approximately 10%, and sales to Volkswagen accounted for approximately 10% of our total sales from continuing operations. No other customer accounted for 10% or more of our total sales from continuing operations in fiscal year 2004.

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

     Coil Coating. Our coil coating customers included steel companies, service centers and end manufacturers engaged in the transportation, appliance, construction, HVAC and doors industries.

COMPETITION

     Each of ArvinMeritor's businesses operates in a highly competitive environment. LVS and CVS compete worldwide with a number of North American and international providers of components and systems, some of which belong to, or are associated with, some of our customers. Some of these competitors are larger and some are smaller than the company in terms of resources and market shares. The principal competitive factors are price, quality, service, product performance, design and engineering capabilities, new product innovation and timely delivery. LVS has numerous competitors across its various product lines worldwide, including Tenneco, Faurecia and Eberspaecher (emissions technologies); Webasto and Inalfa (roof systems); Brose, Magna, Kiekert AG, Valeo and Magna (door and access control systems); Tenneco, Dana Corporation, Benteler and TRW (suspension modules); Thyssen-Krupp, Rassini, Mubea and NHK Spring (suspension components); Kayaba Industries, Inc. ("Kayaba"), Tenneco Automotive, Sachs and ZF (ride control systems); and Hayes-Lemmerz, Topy and Accuride (wheel products). The major competitors of CVS are Dana Corporation (truck axles and drivelines); Knorr/Bendix and Haldex Braking Systems (braking systems); Hendrickson and Holland-Neway (suspension systems); Hendrickson and Dana Corporation (trailer products); and Eaton Corporation (transmissions). In addition, certain OEMs manufacture for their own use products of the types we supply, and any future increase in this activity could displace LVS and CVS sales.

     LVA competes with both OEMs and independent suppliers in North America and Europe and serves the market through our own sales force, as well as through a network of manufacturers' representatives. Major competitors include Tenneco, Goerlich's, Bosal, Flowmaster, Sebring and Remus (exhaust products); Tenneco, Kayaba and Sachs (ride control products); Stabilus and Suspa (motion control products); and Champion Laboratories, Honeywell, Dana, Mann & Hummel, Sogefi Filtration and Mahle (filtration products). Competitive factors include customer loyalty, competitive pricing, customized service, quality, product availability, timely delivery, product development and manufacturing process efficiency.

     Our coil coating operation competed with other coil coaters and with customers' internal painting systems.

RAW MATERIALS AND SUPPLIES

     Lack of availability and price of raw materials, primarily steel, for our business segments' manufacturing needs have negatively impacted our financial performance in fiscal year 2004. In addition, we concentrate our purchases of certain raw materials and parts over a limited number of suppliers, some of which are located in developing countries, and we are dependent upon the ability of our suppliers to meet performance and quality specifications and delivery schedules. The loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could have an adverse effect on us.

     Since the second half of fiscal year 2002, we, along with the automotive industry globally, have experienced rising steel prices and spot shortages of certain steel products. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for further information on the effect of higher steel prices and other costs associated with steel shortages on our financial results. We cannot predict the availability or price of steel in fiscal year 2005 and beyond. If supplies are inadequate for our needs, or if prices remain at current levels or increase and we are unable to either pass these prices to our customer base or mitigate the costs by alternative sourcing of material or components, our sales and operating income could continue to be adversely affected.

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

     We completed the following strategic initiatives since the beginning of fiscal year 2004 (see Note 5 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below):

     - In the third quarter of fiscal year 2004, we sold our CVS trailer beam fabrication facility in Kenton, Ohio. The Kenton facility was primarily an internal supplier to other CVS facilities, and its sale was consistent with our strategy to reduce vertical integration and increase our focus on core processes for the design and assembly of complete systems.

     - In the first quarter of fiscal year 2005, we sold Roll Coater, Inc., a wholly-owned subsidiary that constituted our coil coating operations. The transaction, which was part of our strategy to divest non-core businesses, included five facilities. The coil coating operations had sales of $197 million in fiscal year 2004.

     - In the first quarter of fiscal year 2005, we sold our LVS automotive stamping and components manufacturing operation in Columbus, Indiana. This action is part of our plan to rationalize our operations and focus on our core automotive businesses. This manufacturing operation had sales of $83 million in fiscal year 2004.

     In October 2004, we announced our intention to divest the LVA business segment. The divestiture will enable the company to focus more resources on our core competencies and thereby better support our OEM customers.

     In fiscal year 2004, we recorded restructuring charges of $15 million with respect to our continuing operations. Of these charges, $10 million related to workforce reductions and facility consolidations in the LVS segment. These actions follow the realignment of management of the LVS businesses and are also intended to address the competitive challenges in the automotive supplier industry. The charges related to severance and other employee termination costs for approximately 55 salaried employees and 580 hourly employees. The remaining $5 million of these charges was associated with corporate administrative and managerial employee termination costs. In addition, LVA recorded restructuring costs of $3 million in fiscal year 2004 as a result of weakening demand in the aftermarket business, and these costs are included in the results of discontinued operations for fiscal year 2004. See Notes 3 and 4 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for further information.

     No assurance can be given as to whether or when any additional strategic initiatives will be consummated in the future. We will continue to consider acquisitions as a means of growing the company or adding needed technologies, but cannot predict whether our participation or lack of participation in industry consolidation will ultimately be beneficial to us. If an agreement with respect to any additional acquisitions were to be reached, we may be able to finance such acquisitions by using the cash proceeds of divestitures or by issuing additional debt or equity securities. The additional debt from any such acquisitions, if consummated, could increase our debt to capitalization ratio. In addition, the ultimate benefit of any acquisition would depend on our ability to successfully integrate the acquired entity or assets into our existing business and to achieve any projected synergies.

JOINT VENTURES

     As the automotive industry has become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. As of September 30, 2004, our continuing operations participated in 24 joint ventures with interests in the United States, Brazil, Canada, China, the Czech Republic, France, Germany, India, Italy, Mexico, Turkey and the United Kingdom.

     In accordance with accounting principles generally accepted in the United States, our consolidated financial statements include the operating results of those majority-owned joint ventures in which we have control. Significant consolidated joint ventures include our 57%-owned North American joint venture with Mitsubishi Steel Manufacturing Co. (suspension products for passenger cars, light trucks and sport utility vehicles). Significant unconsolidated joint ventures include our 50%-owned North American joint venture with WABCO (ABS systems for heavy-duty commercial vehicles) and our 50% interest in Arvin Sango Inc. in the United States.

     Since the beginning of fiscal year 2004, we completed the following significant initiatives with respect to our joint ventures (see Note 5 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below):

     - In the second quarter of fiscal year 2004, we sold our 75% interest in AP Amortiguadores, S.A., a Spanish joint venture that manufactured ride control products, to our joint venture partner, Kayaba, and our participation in the joint venture terminated. We recorded $81 million of sales associated with the joint venture in fiscal year 2004.

     - In the second quarter of fiscal year 2004, we dissolved a 50%-owned commercial vehicle transmission joint venture with ZF and replaced it with a marketing arrangement that allows us to provide the Freedomline(TM) family of transmissions to our customers.

     - In the fourth quarter of fiscal year 2004, we entered into a 50%-owned joint venture with STEC to manufacture passenger vehicle sunroofs for a Volkswagen facility in Shanghai, China. STEC has experience in developing the Chinese market, and the joint venture provides an opportunity to introduce our roof products and technologies in that market and to better serve our customers.

     - In October 2004, we entered into two 51%-owned joint ventures with AB Volvo to produce commercial vehicle drive axles. The joint ventures will manufacture axles at a facility in France and supply them to Volvo under the terms of a new supply agreement.

RESEARCH AND DEVELOPMENT

     We have significant research, development, engineering and product design capabilities. We spent $156 million in fiscal year 2004, $160 million in fiscal year 2003, and $122 million in fiscal year 2002 on company-sponsored research, development and engineering. At September 30, 2004, we employed approximately 1,725 professional engineers and scientists.

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

     Our registered trademarks ArvinMeritor(R), Arvin(R) and Meritor(R) are important to our business. Other significant trademarks owned by us include Purolator(R) (filters) with respect to LVA; Fumagalli(TM) (wheels), Zeuna Starker(R) (emissions systems) and Golde(R) (sunroofs) with respect to LVS; and ROR(TM) (trailer axles) with respect to CVS. In connection with the 1997 spin-off of Meritor's common stock to the shareowners of Rockwell International Corporation (now Rockwell Automation, Inc., and referred to in this Annual Report on Form 10-K as "Rockwell") and the transfer of Rockwell's automotive businesses to Meritor, Meritor entered into an agreement that allows us to continue to apply the "Rockwell" brand name to our products until September 30, 2007.

EMPLOYEES

     At September 30, 2004, we had approximately 31,000 full-time employees. At that date, approximately 4,000 employees in the United States and Canada were covered by collective bargaining agreements and most of our facilities outside of the United States and Canada were unionized. We believe our relationship with unionized employees is satisfactory. No significant work stoppages have occurred in the past five years.

ENVIRONMENTAL MATTERS

     Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have, and will continue to have, an impact on our manufacturing operations. We record liabilities for environmental issues in the accounting period in which our responsibility and remediation plan are established and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, we record a liability for our allocable share of costs related to our involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. At environmental sites in which we are the only potentially responsible party, we record a liability for the total estimated costs of remediation before consideration of recovery from insurers or other third parties.

     We have been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined. Management estimates the total reasonably possible costs we could incur for the remediation of Superfund sites as of September 30, 2004, to be approximately $27 million, of which $6 million is recorded as a liability.

     In addition to Superfund sites, various other lawsuits, claims and proceedings have been asserted against us, alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs we could incur as of September 30, 2004, to be approximately $58 million, of which $28 million is recorded as a liability. During fiscal year 2004, we recorded additional environmental remediation costs of $11 million, principally resulting from an agreement with the Environmental Protection Agency to remediate a former Rockwell facility that was sold in 1985.

     See Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information on the changes in environmental accruals during fiscal year 2004.

     The process of estimating environmental liabilities is complex and dependent on physical and scientific data at the site, uncertainties as to remedies and technologies to be used, and the outcome of discussions with regulatory agencies. The actual amount of costs or damages for which we may be held responsible could materially exceed the foregoing estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation and other factors that make it difficult to predict actual costs accurately. However, based on management's assessment, after consulting with Vernon G. Baker, II, Esq., General Counsel of ArvinMeritor, and with outside advisors that specialize in environmental matters, and subject to the difficulties inherent in estimating these future costs, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business, financial condition or results of operations. In addition, in future periods, new laws and regulations, advances in technology and additional information about the ultimate clean-up remedy could significantly change our estimates. Management cannot assess the possible effect of compliance with future requirements.

INTERNATIONAL OPERATIONS

     Approximately 48% of our total assets related to continuing operations as of September 30, 2004 and 50% of fiscal year 2004 sales from continuing operations were outside North America. See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for financial information by geographic area for the three fiscal years ended September 30, 2004.

     Our international operations are subject to a number of risks inherent in operating abroad, including, but not limited to:

     - risks with respect to currency exchange rate fluctuations;

     - local economic and political conditions;

     - disruptions of capital and trading markets;

     - possible terrorist attacks or acts of aggression that could affect vehicle production or the availability of raw materials or supplies;

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

     Our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates. In the fourth quarter of fiscal year 2004 we implemented a foreign currency cash flow hedging program to reduce the company's exposure to changes in exchange rates. We use foreign currency forward contracts to manage the company's exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the forward contracts. The forward contracts generally mature within 12 months. Prior to the inception of this hedging program, we entered into foreign exchange contracts for the purpose of settling foreign currency denominated payables and receivables. These contracts helped minimize the risk of loss from changes in exchange rates and were generally of short duration (less than three months).

     It is our policy not to enter into derivative financial instruments for speculative purposes and, therefore, we hold no derivative instruments for trading purposes. We have not experienced any material adverse effect on our business, financial condition or results of operations related to the hedging program or foreign currency contracts. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk and Note 16 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

SEASONALITY; CYCLICALITY

     LVS and CVS may experience seasonal variations in the demand for products to the extent automotive vehicle production fluctuates. Historically, for both segments, demand has been somewhat lower in the quarters ended September 30 and December 31, when OEM plants may close during model changeovers and vacation and holiday periods. LVA also experiences seasonal variations in the demand for products. Historically, demand has been somewhat lower in the quarters ended December 31 and March 31, when activity relating to the servicing of vehicles is less frequent.

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

     Demand for CVS products can also be affected by pre-buy before the effective date of new regulatory requirements, such as changes in emissions standards. We believe that stronger heavy-duty truck demand in North America in fiscal year 2002 was partially due to the pre-buy before new U.S. emission standards went into effect on October 1, 2002. Implementation of new, more stringent, emissions standards is scheduled for 2007 and 2010 in the U.S. and 2005 and 2008 in Europe, and we believe that heavy-duty truck demand in these markets could increase prior to the effective dates of the new regulations.

     The following table sets forth vehicle production in principal markets served by LVS and CVS for the last five fiscal years:

                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                              2004   2003   2002   2001   2000
                                                              ----   ----   ----   ----   ----
Light Vehicles (in millions):
  North America.............................................  15.9   16.0   16.3   15.6   17.5
  South America.............................................   2.2    2.0    1.9    2.2    2.0
  Western Europe (including Czech Republic).................  16.7   16.7   16.5   16.9   16.7
  Asia/Pacific..............................................  20.2   18.9   17.3   16.9   17.5
Commercial Vehicles (in thousands):
  North America, Heavy-Duty Trucks..........................   235    164    169    150    294
  North America, Medium-Duty Trucks.........................   172    141    133    144    172
  United States and Canada, Trailers........................   268    213    145    208    367
  Western Europe, Heavy- and Medium-Duty Trucks.............   376    364    363    386    400
  Europe, Trailers..........................................   109     98    101    110    119

---------------

Source: Automotive industry publications and management estimates.

     We anticipate the North American heavy-duty truck market to be up approximately 17% in fiscal year 2005, with production at an estimated 275,000 units. In Western Europe, we expect production of heavy- and medium-duty trucks to be down slightly to 360,000 units. Our most recent outlook shows North American and Western European light vehicle production to be 15.9 million and
16.8 million vehicles, respectively, during fiscal year 2005. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations below for information on the effects of recent market cycles on our sales and earnings.

AVAILABLE INFORMATION

     We make available free of charge through our web site
(www.arvinmeritor.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission, as soon as reasonably practicable after they are filed.

CAUTIONARY STATEMENT

     This Annual Report on Form 10-K contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "estimate," "should," "are likely to be" and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); the availability and cost of raw materials, including steel; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its customers and suppliers; successful integration of acquired or merged businesses; achievement of the expected annual savings and synergies from past and future business combinations; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; competitive product and pricing pressures; the amount of the company's debt; the ability of the company to access capital markets; the credit ratings of the company's debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the Securities and Exchange Commission. See also the following portions of this Annual Report on Form 10-K: Item 1. Business -- "Customers; Sales and Marketing"; "Competition"; "Raw Materials and Supplies"; "Strategic Initiatives"; "Environmental Matters"; "International Operations"; and "Seasonality; Cyclicality"; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 2.  PROPERTIES.

     At September 30, 2004, our operating segments, discontinued operations and joint ventures had the following facilities in the United States, Europe, South America, Canada, Mexico, Australia, South Africa and the Asia/Pacific region:

                                     MANUFACTURING   ENGINEERING FACILITIES, SALES OFFICES, WAREHOUSES
                                      FACILITIES                    AND SERVICE CENTERS
                                     -------------   -------------------------------------------------
LVS................................        74                               16
CVS................................        32                               30
LVA................................        13                                7
Other..............................         5                                7
                                          ---                               --
                                          124                               60

     These facilities had an aggregate floor space of approximately 29.2 million square feet, substantially all of which is in use. We owned approximately 74% and leased approximately 26% of this floor space. There are no major encumbrances (other than financing arrangements that in the aggregate are not material) on any of our plants or equipment. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2004, is as follows:

                                      OWNED                            LEASED
                                    FACILITIES                       FACILITIES
                         --------------------------------   -----------------------------
       LOCATION            LVS       CVS     LVA    OTHER    LVS     CVS     LVA    OTHER   TOTAL
       --------          --------   -----   -----   -----   -----   -----   -----   -----   ------
                                               (IN THOUSANDS OF SQUARE FEET)
United States..........   4,599     4,564   1,870   1,289     796   1,152     601    522    15,393
Canada.................     449       413      --      --      89     172      34     --     1,157
Europe.................   2,744     1,671   1,167      --   2,325     240     497      1     8,645
Asia/Pacific...........     288       471      --      --     623     381     100     --     1,863
Latin America..........     612     1,134     108      --      62      --      --     --     1,916
Africa.................     237        --      --      --      --      11      --     --       248
                          -----     -----   -----   -----   -----   -----   -----    ---    ------
          Total........   8,929     8,253   3,145   1,289   3,895   1,956   1,232    523    29,222
                          =====     =====   =====   =====   =====   =====   =====    ===    ======

     In the first quarter of fiscal year 2005, we sold our coil coating operation. The sale included five owned or leased facilities in the United States with a total of 1,120,373 square feet of floor space.

ITEM 3.  LEGAL PROCEEDINGS.

     1. Maremont Corporation ("Maremont," a subsidiary of ArvinMeritor) and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986.

     Maremont's potential liabilities for asbestos-related claims include the following:

     - Unbilled committed settlements entered into by the Center for Claims
       Resolution: Maremont participated in the Center for Claims Resolution ("CCR") and shared with other CCR members in the payment of defense and indemnity costs for asbestos-related claims. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 2001, when it was reorganized and discontinued negotiating shared settlements. Billings to insurance companies related to committed settlements were $1 million in fiscal year 2004.

     - Pending claims: Upon dissolution of the CCR in February 2001, Maremont began handling asbestos-related claims through its own defense counsel and is committed to examining the merits of each asbestos-related claim. For purposes of establishing reserves for pending asbestos-related claims, Maremont estimates its defense and indemnity costs based on the history and nature of filed claims to date and Maremont's experience. Maremont developed experience factors for estimating indemnity and litigation costs using data on actual experience in resolving claims since February 2001 and its assessment of the nature of the claims. Maremont had approximately 74,000 and 63,000 pending asbestos-related claims at September 30, 2004 and 2003, respectively. The overall increase in the number of pending claims has not materially affected our aggregate estimated loss for such claims. Although the company expects legal defense costs to continue at higher levels than when we participated in the CCR, we believe our litigation strategy has reduced the average indemnity cost per claim. In addition, although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Billings to insurance companies for indemnity and defense costs of resolved cases were $12 million in fiscal year 2004.

     - Shortfall: Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares ("shortfall"). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs' attorneys, and an estimate of Maremont's obligation for the shortfall is included in the total asbestos-related reserves (discussed below). In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were $4 million in fiscal year 2004.

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

     At September 30, 2004, Maremont had established reserves of $74 million relating to these potential asbestos-related liabilities and corresponding asbestos-related recoveries of $72 million (see Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data). The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities for asbestos-related claims are subject to considerable uncertainty because such liabilities are influenced by variables that are difficult to predict. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of Maremont's liability for asbestos-related claims, and the effect on ArvinMeritor, could differ materially from current estimates. Maremont does not have sufficient information to make a reasonable estimate of its potential liability for asbestos-related claims that may be asserted against it in the future, and has not accrued reserves for these unknown claims.

     2. ArvinMeritor, along with hundreds of other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred to the company at the time of the spin-off of the automotive business to Meritor from Rockwell in 1997. Currently there are tens of thousands of claimants in lawsuits that name us, together with hundreds of other companies, as defendants. The great bulk of the complaints, however, do not identify any of Rockwell's products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell's products, and past experience has shown that the vast majority of the claimants will never identify any of Rockwell's products. For those claimants who do show that they worked with Rockwell's products, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the products involved, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend those cases vigorously. Historically, ArvinMeritor has been dismissed from the vast majority of these claims with no payment to claimants.

     Rockwell maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. We have initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, we expect to recover the majority of defense and indemnity costs we have incurred to date over and above self-insured retentions and a substantial portion of the costs for defending asbestos claims going forward. The uncertainties of asbestos claim litigation and resolution of the litigation with our insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits will have a material adverse effect on our financial condition.

     ArvinMeritor has not established reserves for pending claims and corresponding recoveries for Rockwell-legacy asbestos-related claims, and defense and indemnity costs related to these claims are expensed as incurred. Reserves have not been established because management cannot reasonably estimate the ultimate liabilities for these costs, primarily because we do not have a sufficient history of claims settlement and defense costs from which to develop reliable assumptions.

     Rockwell was not a member of the CCR and handled its asbestos-related claims using its own litigation counsel. As a result, we do not have any additional potential liabilities for committed CCR settlements or shortfall (as described above) in connection with the Rockwell-legacy cases.

     3. See Item 1. Business, "Environmental Matters" for information relating to environmental proceedings.

     4. Various other lawsuits, claims and proceedings have been or may be instituted or asserted against ArvinMeritor or our subsidiaries relating to the conduct of our business, including those pertaining to product liability, intellectual property, safety and health, and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to ArvinMeritor, management believes, after consulting with Vernon G. Baker, II, Esq., ArvinMeritor's General Counsel, that the disposition of matters that are pending will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age, positions and offices held with ArvinMeritor and principal occupations and employment during the past five years of each of our executive officers as of November 30, 2004, are as follows:

     CHARLES G. MCCLURE, JR., 51 -- Chairman of the Board, Chief Executive Officer and President since August 2004. Chief Executive Officer of Federal-Mogul Corporation (automotive supplier) from July 2003 to July 2004; President and Chief Operating Officer of Federal-Mogul from January 2001 to July 2003; President and Chief Executive Officer of Detroit Diesel Corporation (automotive supplier) from 1997 to January 2001.

     VERNON G. BAKER, II, 51 -- Senior Vice President and General Counsel since July 2000. Secretary of ArvinMeritor from July 2000 to November 2001; Senior Vice President, General Counsel and Secretary of Meritor from August 1999 to July 2000.

     BRIAN P. CASEY, 50 -- Vice President and Treasurer since July 2003. Vice President, Global Systems of Lear Corporation (automotive supplier) from September 2002 to July 2003; Assistant Treasurer of Lear Corporation from June 2000 to September 2002; Treasury Director of Kellogg Company (packaged goods manufacturer) from June 1995 to June 2000.

     LINDA M. CUMMINS, 57 -- Senior Vice President, Communications since July 2000. Senior Vice President, Communications of Meritor from April 2000 to July 2000; Vice President, Communications of Meritor from August 1999 to April 2000.

     WILLIAM K. DANIEL, 39 -- Senior Vice President and President, Light Vehicle Aftermarket since July 2000. President of Arvin Replacement Products business group from December 1999 to July 2000; Managing Director of Arvin Replacement Products in Europe from January 1998 to November 1999.

     JUAN L. DE LA RIVA, 60 -- Senior Vice President and President, Light Vehicle Systems since August 2003. Senior Vice President, Corporate Development & Strategy, Engineering and Procurement of ArvinMeritor from October 2001 to August 2003; Senior Vice President, Corporate Development and Strategy of ArvinMeritor from July 2000 to October 2001; Senior Vice President, Business Development of Meritor from February 2000 to July 2000; Senior Vice President, Business Development and Communications of Meritor from February 1999 to February 2000.

     THOMAS A. GOSNELL, 54 -- Senior Vice President and President, Commercial Vehicle Systems since November 2000. Senior Vice President and President, Heavy Vehicle Systems Aftermarket Products of ArvinMeritor from July 2000 to November 2000; Senior Vice President and President, Worldwide Aftermarket of Meritor from September 1999 to July 2000.

     PERRY L. LIPE, 58 -- Senior Vice President and Chief Information Officer since July 2000. Vice President, Information Technology of Arvin from September 1998 to July 2000.

     RAKESH SACHDEV, 48 -- Vice President and Controller since August 2003. Vice President and General Manager, Worldwide Braking Systems of ArvinMeritor from December 2000 to July 2003; Vice President and General Manager, Worldwide Trailer Products of ArvinMeritor from July 2000 to December 2000; Vice President and General Manager, Worldwide Trailer Products of Meritor from February 1999 to July 2000.

     S. CARL SODERSTROM, JR., 51 -- Senior Vice President and Chief Financial Officer since July 2001. Senior Vice President, Engineering, Quality and Procurement of ArvinMeritor from July 2000 to July 2001; Senior Vice President, Engineering, Quality and Procurement of Meritor from February 1998 to July 2000.

     ERNEST T. WHITUS, 49 -- Senior Vice President, Human Resources, since April 2001. Vice President, Human Resources-Commercial Vehicle Systems of ArvinMeritor from July 2000 to April 2001; Vice President, Human Resources-Heavy Vehicle Systems of Meritor from October 1998 to July 2000.

     BONNIE WILKINSON, 54 -- Vice President and Secretary since November 2001. Assistant General Counsel of ArvinMeritor from July 2000 to November 2001; Assistant General Counsel of Meritor from July 1997 to July 2000.

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

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     ArvinMeritor's common stock, par value $1 per share ("Common Stock"), is listed on the New York Stock Exchange and trades under the symbol "ARM." On November 30, 2004, there were 30,883 shareowners of record of ArvinMeritor's Common Stock.

     The high and low sale prices per share of ArvinMeritor Common Stock for each quarter of fiscal years 2004 and 2003 were as follows:

                                                  2004              2003
                                             ---------------   ---------------
QUARTER ENDED                                 HIGH     LOW      HIGH     LOW
-------------                                ------   ------   ------   ------
December 31................................  $23.97   $16.45   $19.31   $14.39
March 31...................................   26.24    18.48    18.10    12.02
June 30....................................   22.10    17.58    21.65    13.59
September 30...............................   20.32    18.03    21.18    17.79

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

                               ARVINMERITOR, INC.

                            SELECTED FINANCIAL DATA

                                                             YEAR ENDED SEPTEMBER 30,
                                                    ------------------------------------------
                                                     2004     2003     2002     2001     2000
                                                    ------   ------   ------   ------   ------
SUMMARY OF OPERATIONS(1)                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales
  Light Vehicle Systems...........................  $4,818   $4,301   $3,541   $3,503   $2,010
  Commercial Vehicle Systems......................   3,215    2,422    2,249    2,199    2,872
                                                    ------   ------   ------   ------   ------
     Total........................................  $8,033   $6,723   $5,790   $5,702   $4,882
                                                    ======   ======   ======   ======   ======
Income from Continuing Operations(2)..............  $  127   $  100   $   96   $    5   $  213
Income (Loss) from Discontinued Operations........    (169)      37       53       30        5
                                                    ------   ------   ------   ------   ------
Income (Loss) Before Cumulative Effect of
  Accounting Change...............................     (42)     137      149       35      218
Cumulative Effect of Accounting Change............      --       (4)     (42)      --       --
                                                    ------   ------   ------   ------   ------
Net Income (Loss).................................  $  (42)  $  133   $  107   $   35   $  218
                                                    ======   ======   ======   ======   ======
BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations(2)..........................  $ 1.89   $ 1.50   $ 1.44   $ 0.08   $ 4.03
Discontinued Operations...........................   (2.51)    0.55     0.80     0.45     0.09
Cumulative Effect of Accounting Change............      --    (0.06)   (0.63)      --       --
                                                    ------   ------   ------   ------   ------
Basic earnings (loss) per share...................  $(0.62)  $ 1.99   $ 1.61   $ 0.53   $ 4.12
                                                    ======   ======   ======   ======   ======
DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations(2)..........................  $ 1.85   $ 1.48   $ 1.43   $ 0.08   $ 4.03
Discontinued Operations...........................   (2.46)    0.54     0.79     0.45     0.09
Cumulative Effect of Accounting Change............      --    (0.06)   (0.63)      --       --
                                                    ------   ------   ------   ------   ------
Diluted earnings (loss) per share.................  $(0.61)  $ 1.96   $ 1.59   $ 0.53   $ 4.12
                                                    ======   ======   ======   ======   ======
Cash dividends per share..........................  $ 0.40   $ 0.40   $ 0.40   $ 0.76   $ 0.64
                                                    ======   ======   ======   ======   ======
FINANCIAL POSITION AT SEPTEMBER 30
Total assets......................................  $5,639   $5,448   $4,717   $4,408   $4,743
Short-term debt...................................       3       18       15       93      183
Long-term debt....................................   1,487    1,541    1,473    1,370    1,611

---------------
(1) Prior period amounts have been restated for the effects of reporting discontinued operations and the change in accounting for certain inventories from the last-in, first-out method to the first-in, first-out method.

(2) Fiscal 2004 income from continuing operations and related basic and diluted earnings per share include a restructuring charge of $15 million ($11 million after-tax, or $0.16 per share), environmental remediation charge of $11 million ($8 million after-tax or $0.12 per share), a withdrawn tender offer net charge of $9 million ($7 million after-tax or $0.10 per share) , and a net gain on the sale of a ride control joint venture of $20 million. Fiscal 2003 income from continuing operations and related basic and diluted earnings per share include a restructuring charge of $20 million ($14 million after-tax, or $0.21 per share) and a net gain on divestitures of $15 million ($11 million after-tax, or $0.15 per share). Fiscal 2002 income from continuing operations and related basic and diluted earnings per share include a restructuring charge of $11 million ($8 million after-tax, or $0.13 per share). Fiscal 2001 income from continuing operations and related basic and diluted earnings per share include restructuring costs of $67 million ($45 million after-tax, or $0.68 per share), an employee separation charge of $12 million ($8 million after-tax, or $0.12 per share), and an environmental charge of $5 million ($3 million after-tax, or $0.05 per share). Fiscal 2000 income from continuing operations and related basic and diluted earnings per share include a gain of $83 million ($51 million after-tax, or $0.96 per share) on the sale of the seat adjusting systems business, restructuring costs of $26 million ($16 million after-tax, or $0.30 per share), and other charges of $4 million ($3 million after-tax, or $0.06 per share). Fiscal 2001 and 2000 income from continuing operations and related basic and diluted earnings per share include goodwill amortization expense of $17 million and $19 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     ArvinMeritor, Inc. is a global supplier of a broad range of integrated systems, modules and components to the motor vehicle industry. The company serves light vehicle, commercial truck, trailer and specialty original equipment manufacturers and related aftermarkets. Headquartered in Troy, Michigan, the company employs approximately 31,000 people at more than 120 manufacturing facilities in 25 countries. ArvinMeritor common stock is traded on the New York Stock Exchange under the ticker symbol ARM.

     Fiscal 2004 was a challenging year for the company. Excess capacity, tougher competition and higher material costs resulted in lower margins. Our industry is rapidly transforming to keep pace with the continued OEM trends toward outsourcing, increased customer demand for modules and systems and an increasing emphasis on engineering and technology. This increased complexity in the industry and growing competitive pressures are presenting the company with challenges, as well as growth opportunities.

     One of the biggest challenges we faced in fiscal 2004 was the higher cost and uncertain availability of raw materials, primarily steel. Increasing steel costs had a significant impact on our financial performance in fiscal 2004 as we experienced gross steel price increases of approximately $100 million, primarily in our light vehicle and commercial vehicle systems businesses. We were able to recover approximately 50 percent of these costs from our customers in fiscal 2004.

     A summary of our results for fiscal 2004 is as follows:

     - Sales were $8.0 billion, up from $6.7 billion in fiscal 2003. The increase in sales is primarily attributable to our commercial vehicle systems (CVS) business segment. North American commercial vehicle truck and trailer volumes increased approximately 30 percent from fiscal 2003.

     - Operating margins were 3.2 percent, down from 3.7 percent in fiscal 2003.

     - Diluted earnings per share from continuing operations were $1.85, compared to $1.48 per share in 2003.

     - Diluted loss per share from discontinued operations was ($2.46), including a goodwill impairment charge of $2.77 per diluted share, compared to diluted earnings per share of $0.54 in 2003.

     - Cash flow from operations, before the impact of our accounts receivable securitization and factoring programs, was $406 million, an improvement of $222 million from fiscal 2003.

     - Including discontinued operations, we reduced debt and amounts outstanding under our accounts receivable securitization and factoring programs by $297 million in fiscal 2004.

     We continue to rationalize our business and refocus on the company's strengths, core competencies and strategic partnerships, including:

     - Our announced plan to divest our Light Vehicle Aftermarket (LVA) business;

     - The sale of our Roll Coater business in November 2004;

     - The divestiture of our 75-percent shareholdings in AP Amortiguadores, S.A. (APA) in the second quarter of fiscal 2004;

     - The sale of our commercial vehicle systems trailer beam fabrication facility in the third quarter of fiscal 2004;

     - The closure of the Franklin, Indiana emissions technologies plant in fiscal 2004;

     - The formation of two axle joint ventures with AB Volvo in October 2004;

     - Our announced intent to close our Meritor Suspension Systems plant in Sheffield, England during fiscal 2005; and

     - The sale of our Columbus, Indiana automotive stamping and components manufacturing operation in December, 2004.

     As previously mentioned, we announced our intention to divest our LVA and Roll Coater businesses. We believe divesting these businesses will enable us to better concentrate on our core competencies while strengthening our balance sheet. For financial accounting and reporting purposes these businesses have been reclassified as discontinued operations. All prior periods have been restated. In the fourth quarter of fiscal 2004, we recorded a $190 million non-cash goodwill impairment charge in our LVA business. Increased competition and difficult market conditions resulted in a decline in the fair value of this business.

     In November 2004, we completed the sale of our Roll Coater business. We received approximately $163 million in cash for this business.

     In addition to higher steel costs, intense competition, coupled with global excess capacity, most notably in the light vehicle industry, has created pressure from customers to reduce prices. The company continuously works to address these competitive challenges and offset price decreases by reducing costs, improving productivity and restructuring operations. The company recorded restructuring costs of $15 million in fiscal 2004. The company's fiscal 2004 cost reduction programs were able to offset the impact of lower prices. These actions were not enough, however, to offset the substantially higher cost of steel.

     Also impacting our industry is the rising cost of pension and other post-retirement benefits. Our pension and retiree medical expenses increased 31 percent in fiscal 2004 to $130 million. In addition, we contributed $212 million, up from $163 million in fiscal 2003, to our pension and retiree medical plans. To help alleviate this issue in the future we amended certain retiree medical plans in fiscal 2004. These plan amendments will phase out the benefit currently provided by the company by fiscal 2023. We expect these plan changes to reduce retiree medical expenses and benefit payments in the coming years. We estimate fiscal 2005 retiree medical expenses of $32 million, down $25 million from fiscal 2004 and future benefit payments are expected to be reduced by approximately $25 million by fiscal 2009.

     We generated strong operating cash flow in fiscal 2004. Cash provided by operations before the impact of the accounts receivable securitization and factoring programs was $406 million compared to $184 million in fiscal 2003. The improvement in operating cash flow was primarily attributed to lower working capital levels. A portion of the strong operating cash flow also resulted from a favorable calendar. Fiscal 2004 included 53 weeks compared to 52 weeks in fiscal 2003. We also generated $103 million from the sale of property, businesses and investments. We used this cash to reduce debt, fund pension and retiree medical plans and capital expenditures, and pay dividends. Including discontinued operations, we reduced debt and our outstanding balance under the accounts receivable securitization and factoring programs by $55 million and $242 million, respectively.

MARKET OUTLOOK

     Over the business cycle the company has experienced periodic fluctuations in demand for light, commercial and specialty vehicles and related aftermarkets, most notably our commercial vehicle markets in North America. Vehicle production in our principal markets for the last five fiscal years is shown below:

                                                                  YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                              2004   2003   2002   2001   2000
                                                              ----   ----   ----   ----   ----
Light Vehicles (in millions):
  North America.............................................  15.9   16.0   16.3   15.6   17.5
  South America.............................................   2.2    2.0    1.9    2.2    2.0
  Western Europe (including Czech Republic).................  16.7   16.7   16.5   16.9   16.7
  Asia/Pacific..............................................  20.2   18.9   17.3   16.9   17.5
Commercial Vehicles (in thousands):
  North America, Heavy-Duty Trucks..........................   235    164    169    150    294
  North America, Medium-Duty Trucks.........................   172    141    133    144    172
  United States and Canada, Trailers........................   268    213    145    208    367
  Western Europe, Heavy- and Medium-Duty Trucks.............   376    364    363    386    400
  Western Europe, Trailers..................................   109     98    101    110    119

---------------
Source: Automotive industry publications and management estimates.

     Our fiscal 2005 outlook for light vehicle production is 15.9 million vehicles in North America and 16.8 million vehicles in Western Europe. We expect that North American heavy-duty (also referred to as Class 8) truck production will increase about 17 percent in fiscal 2005 to 275,000 units.

COMPANY OUTLOOK

     We believe the availability and price of steel will continue to challenge our industry in fiscal 2005. We are taking actions to help mitigate this issue including negotiating with our customers to recover some of the costs, finding new global steel sources, identifying alternative materials and finding ways to reengineer our products to be less dependant on steel. We continue to further consolidate our light vehicle systems businesses to address the competitive challenges in the automotive supplier industry. Anticipated restructuring actions include additional facility closures, business consolidations and workforce downsizing. The company estimates total fiscal 2005 pre-tax costs of approximately $16 million related to previously announced restructuring actions. As we continue to rationalize and refocus our core businesses, additional restructuring actions may be required.

     Significant factors that could affect the company's results in fiscal 2005 include:

     - Our ability to recover steel price increases from our customers;

     - Additional restructuring actions;

     - Higher than planned price reductions from our customers;

     - Our ability to implement planned productivity and cost reduction initiatives;

     - The impact of any acquisitions or divestitures;

     - Significant gains or losses of existing business; and

     - The impact of currency fluctuations on sales and operating income.

NON-GAAP MEASURES

     In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (GAAP), we have provided information regarding "cash flow from operations before receivable securitization and factoring programs", a non-GAAP financial measure. This non-GAAP measure is defined as net cash provided by operating activities before the net change in accounts receivable securitized and factored. The company believes it is appropriate to exclude the net change in securitized and factored accounts receivable since the sale of receivables may be viewed as a substitute for borrowing activity.

     We believe that this non-GAAP financial measure is useful to both management and investors in the analysis of our financial position. This non-GAAP measure should not be considered a substitute for cash provided by operating activities or other cash flow statement data prepared in accordance with GAAP or as a measure of liquidity. In addition, cash provided by operations before receivable securitization and factoring programs does not reflect funds available for investment or other discretionary uses.

RESULTS OF OPERATIONS

     The following is a summary of the financial results for the fiscal years ended:

                                                                  SEPTEMBER 30,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
                                                               (IN MILLIONS, EXCEPT
                                                                PER SHARE AMOUNTS)
Sales:
  Light Vehicle Systems....................................  $4,818   $4,301   $3,541
  Commercial Vehicle Systems...............................   3,215    2,422    2,249
                                                             ------   ------   ------
SALES......................................................  $8,033   $6,723   $5,790
                                                             ======   ======   ======
Operating Income:
  Light Vehicle Systems....................................  $  112   $  135   $  169
  Commercial Vehicle Systems...............................     164      111       80
                                                             ------   ------   ------
SEGMENT OPERATING INCOME...................................     276      246      249
  Costs for withdrawn tender offer.........................     (16)      --       --
                                                             ------   ------   ------
OPERATING INCOME...........................................     260      246      249
  Equity in earnings (losses) of affiliates................      19        8       (4)
  Gain on sale of marketable securities....................       7       --       --
  Interest expense, net and other..........................    (107)    (104)    (105)
                                                             ------   ------   ------
INCOME BEFORE INCOME TAXES.................................     179      150      140
  Provision for income taxes...............................     (44)     (45)     (33)
  Minority interests.......................................      (8)      (5)     (11)
                                                             ------   ------   ------
INCOME FROM CONTINUING OPERATIONS..........................  $  127   $  100   $   96
INCOME (LOSS) FROM DISCONTINUED OPERATIONS.................    (169)      37       53
                                                             ------   ------   ------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE...................................................     (42)     137      149
  Cumulative effect of accounting change...................      --       (4)     (42)
                                                             ------   ------   ------
NET INCOME (LOSS)..........................................  $  (42)  $  133   $  107
                                                             ======   ======   ======
DILUTED EARNINGS (LOSS) PER SHARE
  Continuing operations....................................  $ 1.85   $ 1.48   $ 1.43
  Discontinued operations..................................   (2.46)    0.54     0.79
  Cumulative effect of accounting change...................      --    (0.06)   (0.63)
                                                             ------   ------   ------
  Diluted earnings (loss) per share........................  $(0.61)  $ 1.96   $ 1.59
                                                             ======   ======   ======
DILUTED AVERAGE COMMON SHARES OUTSTANDING..................    68.6     67.9     67.2
                                                             ======   ======   ======

     Prior period amounts have been restated.

2004 COMPARED TO 2003

  SALES

     The following table reflects geographical business segment sales for fiscal years 2004 and 2003. The reconciliation is intended to reflect the trend in business segment revenues, and to illustrate the impact changes in foreign currency exchange rates and acquisitions and divestitures had on sales.

                                                                   DOLLAR CHANGE DUE TO
                                                            -----------------------------------
                                          DOLLAR     %                 ACQUISITIONS/   ORGANIC/
                         2004     2003    CHANGE   CHANGE   CURRENCY   DIVESTITURES     OTHER
                        ------   ------   ------   ------   --------   -------------   --------
LVS:
  North America.......  $2,010   $1,923   $   87     5%       $  8         $(15)         $ 94
  Europe..............   2,337    1,941      396    20%        246          106            44
  Asia and Other......     471      437       34     8%         36          (26)           24
                        ------   ------   ------              ----         ----          ----
                         4,818    4,301      517    12%        290           65           162
CVS:
  North America.......   2,014    1,492      522    35%         --           10           512
  Europe..............     827      652      175    27%         90           --            85
  Asia and Other......     374      278       96    35%         15           --            81
                        ------   ------   ------              ----         ----          ----
                         3,215    2,422      793    33%        105           10           678
                        ------   ------   ------              ----         ----          ----
SALES.................  $8,033   $6,723   $1,310    19%       $395         $ 75          $840
                        ======   ======   ======              ====         ====          ====

  Continuing Operations

     Sales for fiscal 2004 were $8,033 million, up $1,310 million, or 19 percent, over last year. The increase in sales was primarily attributable to stronger North American commercial vehicle truck and trailer volumes in our CVS business segment. Acquisitions, primarily Zeuna Starker in the second quarter of fiscal 2003, added sales of $240 million. Divestitures, primarily the sale of APA in the second quarter of fiscal 2004, reduced sales in fiscal 2004 by $165 million. Favorable foreign currency translation, primarily due to the stronger euro, increased sales by $395 million.

  Business Segments

     LIGHT VEHICLE SYSTEMS (LVS) sales increased to $4,818 million in fiscal 2004, up $517 million, or 12 percent, from $4,301 million a year ago. Foreign currency translation, primarily as a result of the stronger euro, favorably impacted sales by $290 million. The acquisition of Zeuna Starker in the second quarter of fiscal of fiscal 2003 added incremental sales of $203 million in fiscal 2004. Divestitures, primarily the sale of our 75-percent shareholdings in APA, reduced sales in fiscal 2004 by $138 million. Net new business increased sales in fiscal 2004 by approximately $270 million, primarily in our Doors and Emissions Technologies businesses. Included in LVS sales in fiscal 2004 and 2003 are approximately $1,000 million and $775 million, respectively, of pass through sales. Pass through sales are products sold to our customers, such as substrates in catalytic converters, where we merely buy the material and assemble it into the final product. These pass-through sales carry minimal margins as we have little engineering or manufacturing responsibility.

     COMMERCIAL VEHICLE SYSTEMS (CVS) sales were $3,215 million, up $793 million, or 33 percent, from fiscal 2003. The increase in sales was primarily attributable to stronger North American commercial vehicle truck and trailer volumes. North American commercial vehicle truck and trailer production volumes increased approximately 30 percent from fiscal 2003. Foreign currency translation increased sales by $105 million.

OPERATING INCOME AND OPERATING MARGINS

     The following table reflects operating income and operating margins for fiscal years 2004 and 2003.

                                  OPERATING INCOME               OPERATING MARGINS
                          ---------------------------------   -----------------------
                          2004   2003   $ CHANGE   % CHANGE   2004   2003    CHANGE
                          ----   ----   --------   --------   ----   ----   ---------
LVS.....................  $112   $135     $(23)    (17)%      2.3%   3.1%   (0.8) pts
CVS.....................   164    111       53      48%       5.1%   4.6%    0.5  pts
                          ----   ----     ----
Total Segment...........   276    246       30      12%       3.4%   3.7%   (0.3) pts
Other...................   (16)    --      (16)
                          ----   ----     ----
TOTAL...................  $260   $246     $ 14       6%       3.2%   3.7%   (0.5) pts
                          ====   ====     ====

     Operating income in fiscal 2004 was $260 million, an increase of $14 million, compared to fiscal 2003, reflecting an operating margin of 3.2 percent, down from 3.7 percent. Operating income in fiscal 2004 includes the costs associated with the withdrawn tender offer for Dana Corporation of $16 million. Also included in operating income in fiscal 2004 is the gain on the sale of APA of $20 million and environmental remediation costs of $11 million. Operating income for fiscal 2003 included a gain on the sale of the exhaust tube manufacturing facility of $20 million and $11 million of costs related to account reconciliations and information system implementation issues in a facility in Mexico (see Note 24 of the Notes to Consolidated Financial Statements).

     The lack of availability and the price of raw materials, primarily steel, negatively impacted operating income in fiscal 2004. Gross steel costs increased approximately $90 million during fiscal 2004. We were successful in recovering approximately 50% of these costs from our customers. Also negatively impacting operating income in fiscal 2004 were higher retiree medical and pension costs of $22 million, higher premium product launch costs of approximately $10 million and additional investments in commercial vehicle exhaust technology. Reductions in our selling prices, as a result of contractual or other commitments, primarily in our LVS segment, were largely offset by cost reductions.

     We recorded restructuring charges of $15 million in fiscal 2004 and $20 million in fiscal 2003. These costs included severance and other employee termination costs related to a reduction of approximately 300 salaried employees and 975 hourly employees. Fiscal 2003 restructuring charges included $8 million of asset impairment costs from the rationalization of operations. The purpose of these actions was primarily to reduce costs in our LVS business so that it can be better positioned to address the competitive challenges in the automotive supply industry. For more information concerning the status of our restructuring programs, see Note 4 of the Notes to Consolidated Financial Statements.

     Selling, general and administrative expenses as a percentage of sales decreased to 4.8 percent in fiscal 2004 from 5.1 percent in fiscal 2003 due to our continued efforts to reduce selling, general and administrative spending.

  BUSINESS SEGMENTS

     LVS operating income was $112 million, a decrease of $23 million from the prior year. LVS continued to experience narrowing margins due primarily to higher steel costs. LVS incurred higher net steel costs of $26 million in fiscal 2004 of which $5 million remained in inventory at September 30, 2004. As a result, operating margins decreased to 2.3 percent from 3.1 percent. Included in operating income for fiscal 2004 was the $20 million gain on the sale of APA partially offset by environmental remediation costs of $12 million primarily associated with a former Rockwell facility. Fiscal 2003 operating income included a $20 million gain on the sale of the exhaust tube manufacturing facility and the $11 million charge in Mexico. Also impacting fiscal 2004 operating income were higher premium product launch costs of approximately $10 million and higher retiree medical and pension costs.

     As part of an ongoing strategy to implement actions to improve profitability and to better align LVS' capacity with market conditions, LVS continued its restructuring efforts and recorded $10 million and

$19 million of restructuring charges in fiscal 2004 and 2003, respectively. These charges included costs associated with facility closures and consolidations and workforce reductions. For more information concerning the status of LVS' restructuring programs, see Note 4 of the Notes to Consolidated Financial Statements.

     CVS operating income was $164 million, an increase of $53 million from fiscal 2003. Operating margin improved to 5.1 percent, up from 4.6 percent in fiscal 2003. The increase in operating income is largely attributable to the higher sales volumes. The benefits of the higher sales volumes were partially offset by higher net steel costs. CVS incurred $20 million of higher net steel costs in fiscal 2004 of which $9 million remained in inventory at September 30, 2004. Operating income was also impacted by higher retiree medical and pension costs of $12 million and additional investments in commercial vehicle exhaust technology. In addition, in the fourth quarter of fiscal 2004, CVS recorded a $4 million charge and reduced its receivable due from TRW, in anticipation of settling a lawsuit related to a product warranty recall campaign. In December 2004, we reached an agreement with TRW settling this matter, resulting in no additional charges to the Company. The change in accounting for certain CVS inventories to FIFO from LIFO unfavorably impacted previously reported fiscal 2003 operating income by $4 million.

OTHER INCOME STATEMENT ITEMS

     EQUITY IN EARNINGS OF AFFILIATES was $19 million in fiscal 2004, compared to $8 million a year ago. The increase was primarily related to improved performance and higher earnings of our commercial vehicle affiliates.

     The EFFECTIVE INCOME TAX RATE from continuing operations for fiscal 2004 was approximately 25%, down from 30% in fiscal 2003. The reduction in the effective tax rate was driven by the favorable tax treatment of the gain on the sale of APA and the impact of recently issued IRS regulations supporting the recoverability of previously disallowed capital losses. Various legal entity restructurings to more closely align our organizational structure with the underlying operations of the businesses also helped to reduce the effective tax rate.

     MINORITY INTERESTS increased to $8 million in fiscal 2004 from $5 million in fiscal 2003. Minority interests represent our minority partners' share of our less than 100 percent owned consolidated joint ventures. The increase in minority interests is due primarily to the improved earnings of our Chinese commercial vehicle joint venture.

     LOSS FROM DISCONTINUED OPERATIONS was $169 million in fiscal 2004 compared to income from discontinued operations of $37 million in fiscal 2003. The loss in fiscal 2004 includes a non-cash goodwill impairment charge of $190 million ($2.77 per diluted share) in our LVA business. For more information on the goodwill impairment charge see Note 3 of the Notes to Consolidated Financial Statements. Lower sales volumes, customer pricing pressures and higher steel costs in our LVA business also contributed to the decline. The effective tax rate for discontinued operations was approximately 41 percent in fiscal 2004, up from 36 percent in fiscal 2003.

     NET LOSS for fiscal 2004 was $42 million, or $0.61 per diluted share, compared to net income of $133 million, or $1.96 per diluted share, in the prior year. Net income in fiscal 2003 included a fourth quarter charge for the cumulative effect of accounting change upon adoption of FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" of $6 million ($4 million after-tax, or $0.06 per diluted share). The change in accounting for certain CVS inventories to FIFO from LIFO decreased previously reported fiscal 2003 net income by $3 million ($0.04 per diluted share).

2003 COMPARED TO 2002

  SALES

     The following table reflects geographical business segment sales for fiscal years 2003 and 2002. The reconciliation intends to reflect the trend in business segment sales, and to illustrate the impact changes in foreign currency exchange rates and acquisitions and divestitures had on sales.

                                                                   DOLLAR CHANGE DUE TO
                                                            -----------------------------------
                                          DOLLAR     %                 ACQUISITIONS/   ORGANIC/
                        2003      2002    CHANGE   CHANGE   CURRENCY   DIVESTITURES     OTHER
                        ----     ------   ------   ------   --------   -------------   --------
LVS:
  North America.......  $1,923   $1,908    $ 15      1%       $ 14         $ 93          $(92)
  Europe..............   1,941    1,330     611     46%        232          405           (26)
  Asia and Other......     437      303     134     44%         (8)          42           100
                        ------   ------    ----               ----         ----          ----
                         4,301    3,541     760     21%        238          540           (18)
CVS:
  North America.......   1,492    1,478      14      1%          2          (33)           45
  Europe..............     652      550     102     19%        102          (26)           26
  Asia and Other......     278      221      57     26%         (6)          (2)           65
                        ------   ------    ----               ----         ----          ----
                         2,422    2,249     173      8%         98          (61)          136
                        ------   ------    ----               ----         ----          ----
SALES.................  $6,723   $5,790    $933     16%       $336         $479          $118
                        ======   ======    ====               ====         ====          ====

  Continuing Operations

     Sales for fiscal 2003 were $6,723 million, up $933 million, or 16 percent, over the prior year. The increase in sales was primarily attributable to the acquisition of Zeuna Starker, which added $550 million in sales, and favorable foreign currency translation, primarily due to the stronger euro, which increased sales by $336 million. Sales growth in the Asia/Pacific region was the primary driver in the organic and other increase in sales of $118 million. This sales growth was partially offset by a decline in North America driven by the two percent decline in North American light vehicle production.

  Business Segments

     LVS sales increased to $4,301 million in fiscal 2003, up $760 million, or 21 percent, from $3,541 million a year ago. Foreign currency translation, primarily as a result of the stronger euro, favorably impacted sales by $238 million and the acquisition of Zeuna Starker added $550 million in sales. Excluding the effects of currency and acquisition and divestitures, sales decreased in fiscal 2003 primarily due to the decline in North American light vehicle production of two percent. Pass through sales in fiscal 2003 and 2002 were approximately $775 million and $570 million, respectively. These pass-through sales carry minimal margins as we have little engineering or manufacturing responsibility.

     CVS sales were $2,422 million, up $173 million, or eight percent, from fiscal 2002. Foreign currency translation increased sales by $98 million, as compared to fiscal 2002. During fiscal 2003, CVS sold net assets related to its off-highway planetary axle products group. The loss of sales associated with this transaction was approximately $90 million in fiscal 2003. Organic and other sales growth of $136 million was primarily due to higher trailer volumes in North America, additional sales in Mexico and sales growth in China. These increases were partially offset by declines in the North American heavy-duty truck markets (also known as Class 8 trucks), which experienced production declines of three percent due in part to buyers purchasing Class 8 trucks in fiscal 2002 in advance of the emissions standards change that occurred on October 1, 2002.

OPERATING INCOME AND OPERATING MARGINS

     The following table reflects operating income and operating margins for fiscal years 2003 and 2002.

                                          OPERATING INCOME            OPERATING MARGINS
                                   -------------------------------   --------------------
                                   2003   2002   $CHANGE   %CHANGE   2003   2002   CHANGE
                                   ----   ----   -------   -------   ----   ----   ------
LVS.............................   $135   $169    $(34)      (20)%   3.1%   4.8%    (1.7)pts
CVS.............................    111     80      31        39%    4.6%   3.6%     1.0pts
                                   ----   ----    ----
TOTAL...........................   $246   $249    $ (3)       (1)%   3.7%   4.3%    (0.6)pts
                                   ====   ====    ====

     Operating income in fiscal 2003 was $246 million, a decline of $3 million compared to fiscal 2002, reflecting an operating margin of 3.7 percent, down from 4.3 percent in fiscal 2002. While operating income for fiscal 2003 was favorably impacted by a gain on the sale of the exhaust tube manufacturing facility of $20 million, this gain was more than offset by higher steel and other steel related costs due to tariffs associated with Section 201 of the Trade Act of 1974 of approximately $25 million, higher premium product launch costs of $8 million, higher engineering and warranty costs of $10 million, increased pension and retiree medical expenses of $17 million and continued pricing pressures. In the fourth quarter of fiscal 2003, we also recorded $11 million of costs related to account reconciliations and information system implementation issues in a facility in Mexico, of which $6 million related to prior fiscal years (see Note 24 of the Notes to Consolidated Financial Statements). It was determined that the amount of costs arising from the issues at the Mexican facility that related to prior fiscal years was not material on a quantitative and qualitative basis both individually and in the aggregate. Also, during fiscal 2003 we recorded restructuring charges of $20 million. These costs included severance and other employee termination costs of $12 million related to a reduction of approximately 275 salaried employees and 400 hourly employees, and $8 million associated with asset impairment costs from the rationalization of operations. We recorded restructuring charges of $11 million in fiscal 2002. For more information concerning the status of our restructuring programs, see
Note 4 of the Notes to Consolidated Financial Statements.

  BUSINESS SEGMENTS

     LVS operating income was $135 million in fiscal 2003, down $34 million, or 20 percent, from fiscal 2002. During fiscal 2003, LVS experienced narrowing margins, due primarily to industry overcapacity, customer price concessions and increases in material costs. As a result, operating margin declined to 3.1 percent from 4.8 percent. In fiscal 2003, as part of our long-term strategy to reduce vertical integration, concentrate on systems design and integration and focus on core competencies, LVS sold its exhaust tube manufacturing facility and recorded a gain on the sale of $20 million. The $11 million charge in Mexico, higher product launch costs of approximately $8 million and steel and other steel related costs associated with Section 201 of the Trade Act of approximately $20 million, negatively impacted operating income. As part of an ongoing strategy to implement actions to improve profitability and to better align LVS' capacity with market conditions, LVS continued its restructuring efforts and recorded $19 million of restructuring costs in fiscal 2003. These charges included costs associated with facility closures and consolidations and workforce reductions. LVS recorded restructuring charges of $3 million in fiscal 2002. For more information concerning the status of LVS' restructuring programs, see Note 4 of the Notes to Consolidated Financial Statements.

     CVS operating income was $111 million, an increase of $31 million from fiscal 2002. Operating margin improved to 4.6 percent, up from 3.6 percent in fiscal 2002. The increase in operating income is largely attributable to the higher sales volumes and cost savings resulting from prior year restructuring programs and other cost-reduction actions. These cost reductions were partially offset by higher engineering and warranty costs of $10 million in fiscal 2003. Restructuring charges attributable to the CVS segment were $6 million in fiscal 2002. The change in accounting for certain CVS inventories to FIFO from LIFO unfavorably impacted previously reported fiscal 2003 operating income by $4 million. This accounting change had no impact on previously reported fiscal 2002 operating income.

OTHER INCOME STATEMENT ITEMS

     EQUITY IN EARNINGS OF AFFILIATES was $8 million in fiscal 2003, as compared to equity in losses of affiliates of $4 million a year ago. The increase was primarily related to improved performance and higher earnings of our commercial vehicle affiliates.

     The EFFECTIVE INCOME TAX RATE was 30% in fiscal 2003, up from 23% in fiscal 2002. The increase in the effective tax rate is primarily due to valuation allowances recorded in fiscal 2003 for certain foreign deferred tax assets.

     INCOME FROM DISCONTINUED OPERATIONS was $37 million in fiscal 2003 compared to $53 million in fiscal 2002. The decrease is primarily attributable to LVA. Increasing global competition, customer consolidation and the decreased need for replacement parts, due to the longer life and improved quality of original equipment parts, continued to weaken demand for certain aftermarket products. This lower sales volume, along with customer pricing pressures and higher steel costs associated with Section 201 of the Trade Act were the major factors behind the deterioration in income from discontinued operations. Included in income from discontinued operations was a $6 million gain on the sale of LVA's exhaust accessories manufacturing operations in fiscal 2002 and restructuring charges of $2 million and $4 million in fiscal 2003 and 2002, respectively. The effective tax rate for discontinued operations was 36 percent in fiscal 2003, down from 44 percent in fiscal 2002.

     NET INCOME for fiscal 2003 was $133 million or $1.96 per diluted share, as compared to $107 million, or $1.59 per diluted share in the prior year. Net income in fiscal 2003 included a fourth quarter charge for the cumulative effect of accounting change upon adoption of FIN 46, of $6 million ($4 million after-tax, or $0.06 per diluted share). Net income in fiscal 2002 included the cumulative effect of the goodwill accounting change upon adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." In fiscal 2002, we recorded an impairment loss on goodwill as a cumulative effect of accounting change for our coil coating operations of $42 million ($42 million after-tax, or $0.63 per diluted share). The change in accounting for certain CVS inventories to FIFO from LIFO decreased previously reported fiscal 2003 net income by $3 million ($0.04 per diluted share). This accounting change had no impact on the previously reported fiscal 2002 net income.

NON-CONSOLIDATED JOINT VENTURES

     At September 30, 2004, our continuing operations had investments in 10 joint ventures that were not majority-owned or controlled and were accounted for under the equity method of accounting. Our investment in non-consolidated joint ventures was $95 million and $83 million at September 30, 2004 and 2003, respectively. Our non-consolidated joint ventures generated a return on investment of approximately 20 percent in fiscal 2004, compared to 10 percent in fiscal 2003.

     These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. Aggregate sales of our non-consolidated joint ventures were $1,100 million, $843 million and $906 million in fiscal 2004, 2003 and 2002, respectively.

     We received cash dividends from our non-consolidated joint ventures of $15 million in fiscal 2004 and $19 million in fiscal 2003 and 2002.

     For more information about our non-consolidated joint ventures see Note 12 of the Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

  CAPITALIZATION

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
Short-term debt.............................................  $    3   $   18
Long-term debt..............................................   1,487    1,541
                                                              ------   ------
Total debt..................................................   1,490    1,559
Minority interests..........................................      61       61
Shareowners' equity.........................................     988      925
                                                              ------   ------
Total capitalization........................................  $2,539   $2,545
                                                              ======   ======
Ratio of debt to capitalization.............................      59%      61%

     We remain committed to strong cash flow generation, the reduction of debt and regaining an investment grade credit rating. Our primary source of liquidity continues to be cash generated from operations, supplemented by our accounts receivables securitization and factoring programs and, as required, borrowings on our revolving credit facility. Our total debt to capitalization ratio was 59 percent at September 30, 2004 compared to 61 percent at September 30, 2003.

  CASH FLOWS

                                                               FISCAL YEAR SEPTEMBER 30,
                                                              ---------------------------
                                                               2004      2003      2002
                                                              -------   -------   -------
OPERATING CASH FLOWS
  Income from continuing operations.........................   $ 127     $ 100     $  96
  Depreciation and amortization.............................     183       185       168
  Pension and retiree medical expense.......................     130        99        78
  Pension and retiree medical contributions.................    (212)     (163)     (136)
  Decrease (increase) in working capital....................     104       (88)      (41)
  Other.....................................................      30         9        (5)
                                                               -----     -----     -----
  Net cash provided by continuing operations before
     receivable securitization and factoring................     362       142       160
  Net cash provided by discontinued operations..............      44        42        80
                                                               -----     -----     -----
Operating cash flow before receivable securitization and
  factoring.................................................     406       184       240
  Receivable securitization and factoring...................    (187)       90       (56)
                                                               -----     -----     -----
Cash provided by operating activities.......................   $ 219     $ 274     $ 184
                                                               =====     =====     =====

     OPERATING CASH FLOWS -- Operating cash flows before the impact of our receivable securitization and factoring programs was $406 million in fiscal 2004, up $222 million from fiscal 2003. This improvement was driven largely by lower working capital levels, partially offset by higher pension and retiree medical contributions of $49 million. We used cash from operations and cash generated from the disposition of property, businesses and marketable securities to reduce our balances outstanding under the accounts receivable securitization and factoring programs by $187 million and our revolving credit facility by $55 million in fiscal 2004. During fiscal 2003 we increased our balance outstanding under the accounts receivable securitization and factoring programs by $90 million and used the proceeds from these receivables sales to fund the acquisition of the remaining 51-percent interest in Zeuna Starker and for other general corporate purposes. Total cash flows provided by operating activities were $219 million, $274 million and $184 million in fiscal years 2004, 2003 and 2002, respectively.

                                                               FISCAL YEAR SEPTEMBER 30,
                                                              ---------------------------
                                                               2004      2003      2002
                                                              -------   -------   -------
INVESTING CASH FLOWS
  Capital expenditures......................................   $(152)    $(173)    $(129)
  Acquisitions of businesses and investments, net of cash
     acquired...............................................      (3)     (107)      (25)
  Proceeds from disposition of property and businesses......      85       104        --
  Proceeds from sale of marketable securities...............      18        --        --
  Net cash used by discontinued operations..................     (68)      (15)      (44)
                                                               -----     -----     -----
CASH USED FOR INVESTING ACTIVITIES..........................   $(120)    $(191)    $(198)
                                                               =====     =====     =====

     INVESTING CASH FLOWS -- Cash used for investing activities was $120 million in fiscal 2004, $191 million in fiscal 2003 and $198 million in fiscal 2002. Capital expenditures decreased to $152 million in fiscal 2004 from $173 million in fiscal 2003. Capital expenditures were $129 million in fiscal 2002. We continue to manage our capital expenditures and leverage our global supply base and the assets of our affiliate partners. As a result capital expenditures as a percentage of sales continued to decline and was 1.9 percent in fiscal 2004, compared to 2.6 percent and 2.2 percent of sales in fiscal 2003 and 2002, respectively.

     During fiscal 2004, we received proceeds from the disposition of certain property and businesses of $85 million principally from the sale of APA and our trailer beam fabrication facility. We also received $18 million in cash from the sale of Dana stock (see Note 7 of the Notes to Consolidated Financial Statements). We received proceeds of $104 million from the disposition of property and businesses in fiscal 2003 principally from the sale of our exhaust tube manufacturing facility and our off-highway planetary axle business. In fiscal 2003, we used $107 million of cash for the acquisition of businesses and other investments compared to $25 million in fiscal 2002. The increase in fiscal 2003 compared to fiscal 2002 was principally due to the acquisition of Zeuna Starker, which used cash of $69 million.

     Investing cash flows used by discontinued operations were $68 million, $15 million and $44 million in fiscal years 2004, 2003 and 2002, respectively. These cash flows primarily relate to capital expenditures. In fiscal 2004 cash used by discontinued operations included $54 million related to the buy out of an operating lease associated with our Roll Coater business. During fiscal 2002, we received proceeds of $11 million from the sale of our LVA exhaust accessories manufacturing operations and used cash of $35 million to pay off an operating lease associated with our Roll Coater business.

                                                              FISCAL YEAR SEPTEMBER 30,
                                                              -------------------------
                                                               2004     2003     2002
                                                              ------   ------   -------
FINANCING CASH FLOWS
  Net increase (decrease) in revolving credit facilities....   $(53)    $ 26     $(600)
  Payments on lines of credit and other.....................     (2)     (55)      (18)
  Proceeds from issuance of notes...........................     --       --       591
                                                               ----     ----     -----
  Net payments on debt......................................    (55)     (29)      (27)
  Cash dividends............................................    (28)     (27)      (27)
  Proceeds from exercise of stock options...................      6       --        22
                                                               ----     ----     -----
CASH USED FOR FINANCING ACTIVITIES..........................   $(77)    $(56)    $ (32)
                                                               ====     ====     =====

     FINANCING CASH FLOWS -- Cash used for financing activities was $77 million in fiscal 2004 compared to $56 million in fiscal 2003 and $32 million in fiscal 2002. We decreased amounts outstanding under our revolving credit facility and lines of credit and other by $55 million in fiscal 2004, compared to $29 million in fiscal 2003. In fiscal 2003, we used cash to repay lines of credit and other debt of $55 million, principally related to the payoff of $23 million of debt directly associated with the sale of the exhaust tube manufacturing facility. Also in fiscal 2003, we paid down certain higher cost debt assumed in the acquisition of Zeuna Starker. During fiscal 2002, we completed two public note offerings. Proceeds from the note offerings of

$591 million were used to pay outstanding indebtedness under our revolving credit facilities, lines of credit and other and for general corporate purposes. We paid dividends of $28 million in fiscal 2004 and $27 million in fiscal 2003 and 2002. In fiscal 2004 and 2002, proceeds of $6 million and $22 million, respectively, were received from the exercise of stock options.

LIQUIDITY

     We are contractually obligated to make payments as follows (in millions):

                                                      PAYMENTS DUE BY FISCAL PERIOD
                                                  --------------------------------------
                                                                  2006-   2008-   THERE-
                                                  TOTAL    2005   2007    2009    AFTER
                                                  ------   ----   -----   -----   ------
Total debt(1)...................................  $1,456   $ 3    $264    $750     $439
Operating leases................................      71    17      27      18        9
Residual value guarantees under certain
  leases........................................      30    --      30      --       --
                                                  ------   ---    ----    ----     ----
Total...........................................  $1,557   $20    $321    $768     $448
                                                  ======   ===    ====    ====     ====

---------------

(1) Excludes fair value adjustment of notes of $36 million and debt of the discontinued operations of $3 million.

     In addition to the obligations in the table, we sponsor defined benefit pension plans that cover most of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension plans will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. We expect funding for our retirement pension plans of approximately $100 million in fiscal 2005.

     We also sponsor retirement medical plans that cover the majority of our U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. We expect retiree medical plan benefit payments of approximately $65 million in fiscal 2005; $66 million in fiscal 2006; $56 million in fiscal 2007; $44 million in fiscal 2008 and $42 million in fiscal 2009.

     REVOLVING AND OTHER DEBT -- In July 2004, we replaced our three-year, $400-million revolving credit facility and a five-year, $750-million revolving credit facility with a new four year $900 million revolving credit facility. The previous facilities would have expired in fiscal 2005. Under the new facility, borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon our credit rating.

     The credit facilities require us to maintain a total net debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. At September 30, 2004, we were in compliance with all covenants.

     We have $150 million of debt securities remaining unissued under the shelf registration filed with the SEC in April 2001 (see Note 15 of the Notes to Consolidated Financial Statements).

     LEASES -- One of our operating leases requires us to maintain financial ratios that are similar to those required by our revolving credit agreement. At September 30, 2004, we were in compliance with all covenants. We have a residual value guarantee of $30 million related to one of our leases.

     ACCOUNTS RECEIVABLE SECURITIZATION AND FACTORING -- As discussed in Note 6 of the Notes to Consolidated Financial Statements, we participate in two accounts receivable securitization programs to improve financial flexibility and lower interest costs. ArvinMeritor Receivables Corporation (ARC), a wholly owned subsidiary of the company, has entered into an agreement to sell an undivided interest in up to $250 million of eligible trade receivables of certain U.S. subsidiaries to a group of banks. Including amounts used by discontinued operations, we utilized $24 million and $210 million, respectively, of this accounts receivable securitization facility at September 30, 2004 and 2003, respectively. Our LVA, Roll Coater and Columbus,

Indiana automotive stamping and components manufacturing operations no longer participate in this accounts receivable securitization facility. As a result, our borrowing capacity under this facility will be reduced by approximately $110 million.

     In addition we have a European securitization program, wherein we can sell up to 50 million euro of eligible trade receivables in one of our European subsidiaries to a bank. As of September 30, 2004 and 2003, we utilized 7 million euro ($8 million) and 24 million euro ($27 million) of this accounts receivable securitization facility. The euro and U.S. accounts receivable securitization programs mature in March and September of fiscal 2005, respectively.

     In addition to our securitization programs, several of our European subsidiaries factor accounts receivable with financial institutions. Such receivables are factored without recourse to the company and are excluded from accounts receivable. The amounts of factored receivables were $10 million and $47 million at September 30, 2004 and 2003, respectively. There can be no assurance that this facility will be used or available to us in the future.

     If our credit ratings were reduced to certain levels, or if certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facilities. At September 30, 2004, we were in compliance with all covenants.

     On January 9, 2004, Standard & Poor's affirmed our BB+ ratings on our long term debt and removed the company from CreditWatch.

     On February 13, 2004, Moody's Investor Services lowered our long-term debt rating to Ba1 from Baa3.

TENDER OFFER

     On July 9, 2003, we commenced a tender offer to acquire all of the outstanding shares of Dana Corporation (Dana) for $15.00 per share in cash. On July 22, 2003, Dana's Board of Directors recommended that its shareowners reject our initial cash tender offer. On November 17, 2003, we increased our tender offer to $18.00 per share in cash and indicated we would terminate our offer unless the Dana Board of Directors agreed to begin negotiating a definitive merger agreement. On November 24, 2003, following Dana's announcement that its Board of Directors recommended that its shareowners reject our increased offer, we withdrew our $18.00 per share all cash tender offer. As a result of our decision to terminate the tender offer, a net charge of approximately $9 million ($6 million after-tax, or $0.09 per diluted share) was recorded in the first quarter of fiscal 2004. The net charge includes approximately $16 million of direct incremental acquisition costs less a gain on the sale of Dana stock of $7 million.

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

     PENSIONS -- Our pension obligations are determined on an actuarial basis annually and are measured as of June 30. The U.S. plans include a qualified and non-qualified pension plan. Non-U.S. plans are primarily in the United Kingdom, Canada and Germany. The following are the significant assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

                                                         2004                 2003
                                                  ------------------   ------------------
                                                  U.S.    NON-U.S.     U.S.    NON-U.S.
                                                  ----   -----------   ----   -----------
Assumptions as of June 30
  Discount rate.................................  6.25%  5.50 - 6.25%  6.00%  5.50 - 6.25%
  Assumed return on plan assets.................  8.50%  8.00 - 8.50%  8.50%  8.00 - 8.50%
  Rate of compensation increase.................  3.75%  3.00 - 3.75%  3.75%  3.00 - 3.50%

     The DISCOUNT RATE is used to calculate the present value of the PBO. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. We have typically used the corporate AA/Aa bond rate for this assumption.

     The ASSUMED RETURN ON PLAN ASSETS is used to determine net periodic pension expense. The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations. An incremental amount for active management, where appropriate, is included in the rate of return assumption. The return assumption is reviewed annually.

     The RATE OF COMPENSATION INCREASE represents the long-term assumption for expected increases to salaries for pay-related plans.

     These assumptions reflect our historical experience and our best judgments regarding future expectations. The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the plans in 2004, is shown below (in millions):

                                                 EFFECT ON ALL PLANS -- JUNE 30, 2004
                                      ----------------------------------------------------------
                                                                        INCREASE
                                                                      (DECREASE) IN    INCREASE
                                                                       ACCUMULATED    (DECREASE)
                                                        INCREASE          OTHER        IN 2004
                                       PERCENTAGE     (DECREASE) IN   COMPREHENSIVE    PENSION
                                      POINT CHANGE         PBO            LOSS         EXPENSE
                                      -------------   -------------   -------------   ----------
Assumption
  Discount rate.....................    - 0.5 pts         $ 124           $ 66           $ 15
                                        + 0.5 pts          (110)           (58)           (12)
  Assumed return on plan assets.....    - 1.0 pts            NA             NA             11
                                        + 1.0 pts            NA             NA            (11)

---------------

NA -- Not Applicable

     Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in the footnotes. At September 30, 2004 and 2003, we had an unrecognized loss of $642 million and $652 million, respectively. A portion of this loss will be recognized into earnings in fiscal 2005. The effect on fiscal years after 2005 will depend on the actual experience of the plans.

     In recognition of the long-term nature of the liabilities of the pension plans, we have targeted an asset allocation strategy that intends to promote asset growth while maintaining an acceptable level of risk over the long term. Asset-liability studies are performed periodically to validate the continued appropriateness of these asset allocation targets. The asset allocation for the U.S. plan is targeted at 70-75% equity securities, 25% debt securities, and 0-5% alternative assets. The target asset allocation ranges for the non-U.S. plans are 65-75% equity securities, 20-35% debt securities, and 0-5% real estate.

     The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. ArvinMeritor securities comprised less than one-half percent of the value of our worldwide pension assets during 2004.

     The fiscal 2005 pension expense is estimated to be approximately $76 million. This may vary depending upon the accuracy of our original and future assumptions.

     RETIREE MEDICAL -- We have retirement medical plans that cover the majority of our U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Our retiree medical obligations are measured as of June 30.

     The following are the significant assumptions used in the measurement of the accumulated projected benefit obligation (APBO):

                                                              2004   2003
                                                              ----   ----
Assumptions as of June 30
  Discount rate.............................................  6.25%  6.00%
  Health care cost trend rate (weighted average)............  9.50%  8.00%
  Ultimate health care trend rate...........................  5.00%  5.00%
  Year ultimate rate is reached.............................  2011   2011

     The DISCOUNT RATE is the rate used to calculate the present value of the APBO and is determined using assumptions similar to the discount rate used for pensions.

     The HEALTH CARE COST TREND RATE represents the company's expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. Our projection for fiscal 2005 is an increase in health care costs of 9.5 percent. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 5.0 percent by fiscal 2011 and remain at that level thereafter.

     A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

                                                              2004   2003
                                                              ----   ----
Effect on total of service and interest cost
  1% Increase...............................................  $  4   $  4
  1% Decrease...............................................    (4)    (4)
Effect on APBO
  1% Increase...............................................    37     57
  1% Decrease...............................................   (34)   (53)

     As previously discussed, we approved changes to certain retiree medical plans in fiscal 2004. These plan amendments and the related impact is reflected in the APBO as of September 30, 2004. Beginning in April 2005, salaried retirees and certain non-union hourly retirees under age 65 who now pay a portion of the cost for their coverage will contribute an increased share each year. The benefit currently provided by the company will be phased out by fiscal 2023. For retirees age 65 and older, we will no longer provide supplemental healthcare benefits to Medicare-eligible retirees beginning in January 2006. The plan changes resulted in a reduction in the APBO of $257 million, which will be amortized as a reduction of retiree medical expense over the average remaining service life of approximately 12 years. The fiscal 2005 retiree medical expense is estimated to be approximately $32 million. This may vary depending upon the accuracy of our original and future assumptions.

     PRODUCT WARRANTIES -- Our CVS segment records product warranty costs at the time of shipment of products to customers. Warranty reserves are based primarily on factors, which include past claims experience, sales history, product manufacturing, engineering changes and industry developments. In addition, liabilities for product recall campaigns are recorded at the time the company's obligation is known and can be reasonably estimated. Product warranties not expected to be paid within one year are recorded as a non-current liability.

     Our LVS segment records product warranty liabilities based on its individual customer or warranty-sharing agreements. Product warranties are recorded for known warranty issues when amounts can be reasonably estimated.

     Significant judgments and estimates used by management when determining product warranty liabilities include:

     - Past claims experience;

     - Sales history;

     - Product manufacturing and industry developments; and

     - Recoveries from third parties

     ASBESTOS -- We record three types of reserves related to asbestos: (1) unbilled committed settlements, (2) pending claims, and (3) shortfall and other. The reserves for pending claims require the most significant management judgment. For purposes of establishing reserves for pending asbestos-related claims, Maremont (a subsidiary of the company) estimates its defense costs and indemnity based on the history and nature of filed claims to date and Maremont's experience since February 1, 2001. See Note 22 of Notes to Consolidated Financial Statements for additional information concerning asbestos-related reserves and recoveries.

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

     The amounts recorded by Maremont for the asbestos-related liability and related insurance receivables were based upon currently known facts. However, projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of each such claim, coverage issues among insurers, and the continuing solvency of various insurance companies, as well as the numerous uncertainties surrounding asbestos litigation in the United States, could cause the actual costs and insurance recoveries to be higher or lower than those projected or those recorded.

     Significant judgments and estimates used by management when determining reserves for pending asbestos claims and insurance recoveries include:

     - Average historical settlement values;

     - Average number of years to resolve pending claims;

     - Average annual defense costs; and

     - Solvency of insurance providers

     ENVIRONMENTAL -- We record liabilities for environmental issues in the accounting period in which our responsibility and remediation plans are established and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, we record a liability for our allocable share of costs related to our involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. At environmental sites in which we are the only potentially responsible party, a liability is recorded for the total estimated costs of remediation before consideration of recovery from insurers or other third parties. The process of estimating environmental liabilities is complex and dependent on physical and scientific data at the site, uncertainties as to remedies and technologies to be used and the outcome of discussions with regulatory agencies. This is management's best estimate of the costs associated with environmental matters for which we have accrued liabilities. The ultimate cost with respect to our environmental obligations could significantly exceed the costs we have recorded as liabilities. Significant judgments and estimates used by management when determining environmental reserves include:

     - Evaluations of current law and existing technologies;

     - Physical and scientific data at the site;

     - Government regulations and legal standards; and

     - Proposed remedies and technologies

     GOODWILL -- Goodwill is reviewed for impairment annually or more frequently if certain indicators arise, by using discounted cash flows and market multiples to determine the fair value of each reporting unit. An impairment loss may be recognized if the review indicates that the carrying value of a reporting unit exceeds its fair value. If business conditions or other factors cause the profitability and cash flows of the reporting unit to decline, we may be required to record impairment charges for goodwill at that time. Significant judgments and estimates used by management when evaluating goodwill for impairment include:

     - Fair value of the reporting unit, including developing estimates of future cash flows and market multiples;

     - Discount rate; and

     - As required, an allocation of the reporting unit's fair value to the underlying net assets of the reporting unit

     IMPAIRMENT OF LONG-LIVED ASSETS -- Long-lived assets, excluding goodwill, to be held and used are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when the long-lived assets' carrying value exceeds the fair value. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include:

     - An assessment as to whether an adverse event or circumstance has triggered an impairment review; and

     - Undiscounted future cash flows generated by the asset

     INCOME TAXES -- Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance when the realization of the deferred tax asset is uncertain. Management judgment is required in determining the company's provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the company's net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. Significant judgments and estimates considered by management in its determination of the probability of the realization of deferred tax assets include:

     - Historical operating results;

     - Expectations of future earnings; and

     - The extended period of time over which the retirement medical and pension liabilities will be paid.

NEW ACCOUNTING PRONOUNCEMENTS

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by law. In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides guidance on how to account for the federal subsidy. In the third quarter of fiscal 2004, we amended certain retiree medical plans. As a result, the adoption of FSP FAS 106-2 did not have a material impact on our results of operations or financial position.

     In December 2003, the FASB revised Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS Statements No. 87, 88 and 106. The revised SFAS requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The additional disclosure requirements are included in Notes 19 and 20 to the Notes to the Consolidated Financial Statements.

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." This interpretation provides guidance on whether or not a variable interest entity, in which the company holds a variable interest, should be consolidated by the company. We adopted the provisions of FIN 46 in the fourth quarter of fiscal 2003. We determined that an entity related to one of our lease agreements is a variable interest entity in which the company had a variable interest. As the primary beneficiary we consolidated the variable interest entity. Management concluded that the company held a variable interest in the form of a residual value guarantee for which the company is obligated at the end of the lease agreement. Upon adoption, we recorded a $6 million charge ($4 million after-tax, or $0.06 per diluted share) as a cumulative effect of accounting change for the difference between the net book value of the leased assets and our obligation under the lease. The effect of adopting this accounting change on our financial position was to increase property and other assets by $50 million and increase long-term debt by $54 million. In addition, management determined that a wholly owned finance subsidiary trust of the company is a variable interest entity in which the company is not the primary beneficiary. As a result, we no longer consolidate the trust, which issued $39 million of outstanding preferred capital securities, and have included as long-term debt $39 million of outstanding 9.5 percent junior subordinated debentures due to the trust. There was no impact to our financial position or results of operations as a result of the de-consolidation of the trust. In December 2003, the FASB revised FIN 46. The adoption of FIN 46R had no impact on the company.

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it assumes under the guarantee. This requirement applies to guarantees issued after December 31, 2002. Guarantees issued prior to January 1, 2003, are not subject to the recognition and measurement provisions of FIN 45 but are subject to expanded disclosure requirements. The Notes to the Consolidated Financial Statements include disclosure of residual value guarantees under certain leases in Note 15 and information related to indemnification agreements in Note 22. Disclosure related to our product warranty liabilities is included in Note 13.

     Effective October 1, 2002, we voluntarily changed to the fair value method of accounting for our stock-based compensation plans and began expensing the fair value of stock options. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method. We elected the modified prospective method, which allows for the recognition of compensation expense for the non-vested portion of previously issued stock options, as well as for new grants of stock options. The modified prospective method does not require restatement of prior period results. We recorded compensation expense for fiscal 2004 and 2003 of $7 million ($5 million after-tax, or $0.07 per diluted share).

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The new standard requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred, rather than at the time of commitment to an exit plan. We adopted this standard for exit or disposal activities initiated after December 31, 2002.

ACCOUNTING CHANGES

     Prior to the fourth quarter of fiscal 2004, certain CVS inventories in the U.S. were valued using the last-in, first-out (LIFO) method. During the fourth quarter of fiscal 2004, the company changed its method of costing these inventories to the first-in, first-out (FIFO) method from LIFO. As a result, all U.S. inventories are now stated at the lower of cost, determined on a FIFO basis, or market. We believe this change is preferable as it results in inventories being valued in a manner which more closely approximates current costs and better matches revenues with costs of goods sold. In accordance with accounting principles generally accepted in the U.S., all prior periods have been restated to give retroactive effect to this change. The effect of this change decreased previously reported net income in 2003 by $3 million ($0.04 per diluted share). This change did not impact 2002 results. This change increased the carrying value of inventory by $42 million at September 30, 2003 and shareowners' equity, net of tax, by $29 million at October 1, 2001.

INTERNATIONAL OPERATIONS

     Approximately 48 percent of the company's total assets, excluding assets of discontinued operations, as of September 30, 2004, and 50 percent of fiscal 2004 sales were outside North America. Management believes that international operations have significantly benefited the financial performance of the company. However, our international operations are subject to a number of risks inherent in operating abroad. There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to global market risks including foreign currency exchange rate risk related to our transactions denominated in currencies other than the U.S. dollar and interest rate risk associated with our debt.

     In the fourth quarter of fiscal 2004 we implemented a foreign currency cash flow hedging program to help reduce our exposure to changes in exchange rates. We use foreign currency forward contracts to manage the exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the forward contracts. Under this program, we have designated the forward contracts as cash flow hedges of underlying forecasted purchases and sales. The effective portion of changes in the fair value of the forward contracts is recorded in Accumulated Other Comprehensive Income (OCI) in the statement of shareowners' equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The forward contracts generally mature within 12 months. Prior to this program, we used foreign exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables but did not designate these contracts as hedges for accounting purposes. These contracts were generally of short duration (less than three months). It is difficult to predict the impact the euro and other currencies will have on our sales and operating income in the upcoming year.

     We also use interest rate swaps to manage the proportion of variable rate debt to fixed rate debt. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes.

     We have performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of September 30, 2004, the analysis indicated that such market movements would not have a material effect on our business, financial condition or results of operations. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of ArvinMeritor, Inc.
Troy, Michigan

     We have audited the accompanying consolidated balance sheets of ArvinMeritor, Inc. (the "Company") as of September 30, 2004 and 2003, and the related consolidated statements of operations, shareowners' equity, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in the Index at
Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ArvinMeritor, Inc. at September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, in 2004 the Company changed its method of determining the cost of certain inventories from the last-in, first-out method to the first-in, first-out method and retroactively restated the 2003 and 2002 consolidated financial statements for the change.

     As also discussed in Note 2 to the consolidated financial statements, effective July 1, 2003, the Company changed its method of accounting for its interests in variable interest entities, and effective October 1, 2001, the Company changed its method of accounting for goodwill.

DELOITTE & TOUCHE LLP

Detroit, Michigan
December 15, 2004

                               ARVINMERITOR, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                               2004      2003      2002
                                                              -------   -------   -------
Sales.......................................................  $ 8,033   $ 6,723   $ 5,790
Cost of sales...............................................   (7,366)   (6,132)   (5,227)
                                                              -------   -------   -------
GROSS MARGIN................................................      667       591       563
  Selling, general and administrative.......................     (385)     (340)     (303)
  Restructuring costs.......................................      (15)      (20)      (11)
  Gains on divestitures, net................................       20        15        --
  Environmental remediation costs...........................      (11)       --        --
  Costs for withdrawn tender offer..........................      (16)       --        --
                                                              -------   -------   -------
OPERATING INCOME............................................      260       246       249
  Equity in earnings (losses) of affiliates.................       19         8        (4)
  Gain on sale of marketable securities.....................        7        --        --
  Interest expense, net and other...........................     (107)     (104)     (105)
                                                              -------   -------   -------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS...........      179       150       140
  Provision for income taxes................................      (44)      (45)      (33)
  Minority interests........................................       (8)       (5)      (11)
                                                              -------   -------   -------
INCOME FROM CONTINUING OPERATIONS...........................      127       100        96
INCOME (LOSS) FROM DISCONTINUED OPERATIONS..................     (169)       37        53
                                                              -------   -------   -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE....................................................      (42)      137       149
  Cumulative effect of accounting change....................       --        (4)      (42)
                                                              -------   -------   -------
NET INCOME (LOSS)...........................................  $   (42)  $   133   $   107
                                                              =======   =======   =======
BASIC EARNINGS (LOSS) PER SHARE
  Continuing operations.....................................  $  1.89   $  1.50   $  1.44
  Discontinued operations...................................    (2.51)     0.55      0.80
  Cumulative effect of accounting change....................       --     (0.06)    (0.63)
                                                              -------   -------   -------
  Basic earnings (loss) per share...........................  $ (0.62)  $  1.99   $  1.61
                                                              =======   =======   =======
DILUTED EARNINGS (LOSS) PER SHARE
  Continuing operations.....................................  $  1.85   $  1.48   $  1.43
  Discontinued operations...................................    (2.46)     0.54      0.79
  Cumulative effect of accounting change....................       --     (0.06)    (0.63)
                                                              -------   -------   -------
  Diluted earnings (loss) per share.........................  $ (0.61)  $  1.96   $  1.59
                                                              =======   =======   =======
Basic Average Common Shares Outstanding.....................     67.4      66.9      66.4
                                                              =======   =======   =======
Diluted Average Common Shares Outstanding...................     68.6      67.9      67.2
                                                              =======   =======   =======

   See Notes to Consolidated Financial Statements. Fiscal year 2003 and 2002 amounts have been restated.

                               ARVINMERITOR, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $  132   $  103
  Receivables, net..........................................   1,478    1,208
  Inventories...............................................     523      461
  Other current assets......................................     238      206
  Assets of discontinued operations.........................     615      744
                                                              ------   ------
          TOTAL CURRENT ASSETS..............................   2,986    2,722
                                                              ------   ------
NET PROPERTY................................................   1,032    1,081
GOODWILL....................................................     808      776
OTHER ASSETS................................................     813      869
                                                              ------   ------
          TOTAL ASSETS......................................  $5,639   $5,448
                                                              ======   ======
                     LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
  Short-term debt...........................................  $    3   $   18
  Accounts payable..........................................   1,366    1,143
  Other current liabilities.................................     622      544
  Liabilities of discontinued operations....................     282      281
                                                              ------   ------
          TOTAL CURRENT LIABILITIES.........................   2,273    1,986
                                                              ------   ------
LONG-TERM DEBT..............................................   1,487    1,541
RETIREMENT BENEFITS.........................................     583      677
OTHER LIABILITIES...........................................     247      258
MINORITY INTERESTS..........................................      61       61
SHAREOWNERS' EQUITY
  Common stock (2004, 71.0 shares issued and 69.5
     outstanding; 2003, 71.0 shares issued and 68.5
     outstanding)...........................................      71       71
  Additional paid-in capital................................     569      561
  Retained earnings.........................................     595      665
  Treasury stock (2004, 1.5 shares; 2003, 2.5 shares).......     (22)     (37)
  Unearned compensation.....................................     (15)     (12)
  Accumulated other comprehensive loss......................    (210)    (323)
                                                              ------   ------
          TOTAL SHAREOWNERS' EQUITY.........................     988      925
                                                              ------   ------
          TOTAL LIABILITIES AND SHAREOWNERS' EQUITY.........  $5,639   $5,448
                                                              ======   ======

 See Notes to Consolidated Financial Statements. Fiscal year 2003 amounts have been restated.

                               ARVINMERITOR, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
OPERATING ACTIVITIES
  Income from continuing operations.........................  $ 127    $ 100    $  96
  Adjustments to income from continuing operations to arrive at cash provided by operating activities:
     Depreciation and amortization..........................    183      185      168
     Gains on divestitures and marketable securities, net...    (27)     (15)      --
     Restructuring costs, net of expenditures...............     (3)       6      (28)
     Deferred income taxes..................................     19      (36)     (36)
     Pension and retiree medical expense....................    130       99       78
     Pension and retiree medical contributions..............   (212)    (163)    (136)
     Changes in assets and liabilities, excluding effects of
      acquisitions, divestitures, foreign currency
      adjustments and discontinued operations:
       Receivable securitization and factoring..............   (187)      90      (56)
       Receivables..........................................    (70)     (22)    (193)
       Inventories..........................................    (59)     (12)       6
       Accounts payable.....................................    218       15       45
       Other current assets and liabilities.................     41      (69)      85
       Other assets and liabilities.........................     15       54       75
                                                              -----    -----    -----
  Net cash provided by continuing operations................    175      232      104
  Net cash provided by discontinued operations..............     44       42       80
                                                              -----    -----    -----
CASH PROVIDED BY OPERATING ACTIVITIES.......................    219      274      184
                                                              -----    -----    -----
INVESTING ACTIVITIES
  Capital expenditures......................................   (152)    (173)    (129)
  Acquisitions of businesses and investments, net of cash
     acquired...............................................     (3)    (107)     (25)
  Proceeds from disposition of property and businesses......     85      104       --
  Proceeds from sale of marketable securities...............     18       --       --
  Net cash used by discontinued operations..................    (68)     (15)     (44)
                                                              -----    -----    -----
CASH USED FOR INVESTING ACTIVITIES..........................   (120)    (191)    (198)
                                                              -----    -----    -----
FINANCING ACTIVITIES
  Net increase (decrease) in revolving credit facilities....    (53)      26     (600)
  Payments on lines of credit and other.....................     (2)     (55)     (18)
  Proceeds from issuance of notes...........................     --       --      591
                                                              -----    -----    -----
  Net payments on debt......................................    (55)     (29)     (27)
  Cash dividends............................................    (28)     (27)     (27)
  Proceeds from exercise of stock options...................      6       --       22
                                                              -----    -----    -----
CASH USED FOR FINANCING ACTIVITIES..........................    (77)     (56)     (32)
                                                              -----    -----    -----
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON
  CASH......................................................      7       20        1
                                                              -----    -----    -----
CHANGE IN CASH..............................................     29       47      (45)
CASH AT BEGINNING OF YEAR...................................    103       56      101
                                                              -----    -----    -----
CASH AT END OF YEAR.........................................  $ 132    $ 103    $  56
                                                              =====    =====    =====

   See Notes to Consolidated Financial Statements. Fiscal year 2003 and 2002 amounts have been restated.

                               ARVINMERITOR, INC.

                 CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               2004     2003     2002
                                                              ------   ------   ------
COMMON STOCK................................................  $  71    $  71    $  71
                                                              -----    -----    -----
ADDITIONAL PAID-IN CAPITAL
  Beginning balance.........................................    561      554      547
  Stock option expense......................................      7        7       --
  Exercise of stock options.................................     --       --        4
  Issuance of restricted stock and other....................      1       --        3
                                                              -----    -----    -----
  Ending balance............................................    569      561      554
                                                              -----    -----    -----
RETAINED EARNINGS
  Beginning balance.........................................    665      559      479
  Net income (loss).........................................    (42)     133      107
  Cash dividends (per share: $0.40; 2004, 2003 and 2002)....    (28)     (27)     (27)
                                                              -----    -----    -----
  Ending balance............................................    595      665      559
                                                              -----    -----    -----
TREASURY STOCK
  Beginning balance.........................................    (37)     (46)     (69)
  Exercise of stock options.................................      6       --       18
  Issuance of restricted stock..............................     11        9        5
  Other.....................................................     (2)      --       --
                                                              -----    -----    -----
  Ending balance............................................    (22)     (37)     (46)
                                                              -----    -----    -----
UNEARNED COMPENSATION
  Beginning balance.........................................    (12)     (12)     (12)
  Issuance of restricted stock..............................    (16)      (9)      (6)
  Compensation expense......................................     11        9        6
  Other.....................................................      2       --       --
                                                              -----    -----    -----
  Ending balance............................................    (15)     (12)     (12)
                                                              -----    -----    -----
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Beginning balance.........................................   (323)    (356)    (336)
  Foreign currency translation adjustments..................    112      212       46
  Minimum pension liability, net of tax.....................      1     (182)     (66)
  Unrealized gains, net of tax..............................     --        3       --
                                                              -----    -----    -----
  Ending balance............................................   (210)    (323)    (356)
                                                              -----    -----    -----
          TOTAL SHAREOWNERS' EQUITY.........................  $ 988    $ 925    $ 770
                                                              =====    =====    =====
COMPREHENSIVE INCOME
  Net income (loss).........................................  $ (42)   $ 133    $ 107
  Foreign currency translation adjustments..................    112      212       46
  Minimum pension liability, net of tax.....................      1     (182)     (66)
  Unrealized gains, net of tax..............................     --        3       --
                                                              -----    -----    -----
          TOTAL COMPREHENSIVE INCOME........................  $  71    $ 166    $  87
                                                              =====    =====    =====

                See Notes to Consolidated Financial Statements.

                               ARVINMERITOR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     ArvinMeritor, Inc. (the company or ArvinMeritor) is a leading global supplier of a broad range of integrated systems, modules and components serving light vehicle, commercial truck, trailer and specialty original equipment manufacturers and certain aftermarkets. The company also provides coil coating applications to the transportation, appliance, construction, HVAC and doors industries.

     The company's light vehicle aftermarket business and its coil coating business are classified as held for sale and presented as discontinued operations in the financial statements and related notes. Prior periods have been restated to reflect this presentation (see Note 3).

     The company's fiscal quarters end on the Sundays nearest December 31, March 31, and June 30 and its fiscal year ends on the Sunday nearest September 30. The 2004, 2003 and 2002 fiscal years ended on October 3, 2004, September 28, 2003 and September 29, 2002, respectively. All year and quarter references relate to the company's fiscal year and fiscal quarters unless otherwise stated. Fiscal 2004 includes 53 weeks compared to 52 weeks in fiscal 2003.

     Certain prior year amounts have been reclassified to conform to current year presentation.

2.  SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S.) requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates and assumptions were used to value goodwill (see Note 3), product warranty liabilities (see Note 13), retiree medical and pension obligations (see Notes 19 and 20), income taxes (see Note
21), and contingencies including asbestos and environmental matters (see Note
22).

  Consolidation and Joint Ventures

     The consolidated financial statements include the accounts of the company and those majority-owned subsidiaries in which the company has control. All significant intercompany balances and transactions are eliminated in consolidation. The balance sheet and results of operations of controlled subsidiaries where ownership is greater than 50 percent, but less than 100 percent, are included in the consolidated financial statements and are offset by a related minority interest expense and liability recorded for the minority interest ownership. Investments in affiliates that are not controlled or majority-owned are reported using the equity method of accounting (see Note 12). The company's consolidated financial statements also include those variable interest entities in which the company holds a variable interest and is the primary beneficiary.

  Foreign Currency

     Local currencies are generally considered the functional currencies for operations outside the U.S. For operations reporting in local currencies, assets and liabilities are translated at year-end exchange rates with cumulative currency translation adjustments included as a component of Accumulated Other Comprehensive Loss. Income and expense items are translated at average rates of exchange during the year.

  Impairment of Long-Lived Assets

     Long-lived assets, excluding goodwill, to be held and used are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when a long-lived asset's carrying value exceeds the fair value. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell.

                               ARVINMERITOR, INC.

  Discontinued Operations

     A business component that either has been disposed of or is classified as held for sale is reported as discontinued operations if the cash flows of the component have been or will be eliminated from the ongoing operations of the company and the company will no longer have any significant continuing involvement in the business component. The results of operations of discontinued operations are aggregated and presented separately in the consolidated statement of operations and consolidated statement of cash flows. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the consolidated balance sheet.

  Goodwill

     Goodwill is reviewed for impairment annually, or more frequently if certain indicators arise, by using discounted cash flows and market multiples to determine the fair value of each reporting unit. An impairment loss may be recognized if the review indicates that the carrying value of a reporting unit exceeds its fair value. If business conditions or other factors cause the profitability and cash flows of the reporting unit to decline, the company may be required to record impairment charges for goodwill at that time. In the fourth quarter of fiscal 2004, the company recognized an impairment loss of $190 million ($2.77 per diluted share) on goodwill of its Light Vehicle Aftermarket reporting unit (see Note 3).

  Revenue Recognition

     Revenues are recognized upon shipment of product and transfer of ownership to the customer. Provisions for customer sales allowances and incentives are made at the time of product shipment.

  Earnings Per Share

     Basic earnings per share is calculated using the weighted average number of shares outstanding during each year. The diluted earnings per share calculation includes the impact of dilutive common stock options and restricted stock.

     A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

                                                             SEPTEMBER 30,
                                                           ------------------
                                                           2004   2003   2002
                                                           ----   ----   ----
Basic average common shares outstanding..................  67.4   66.9   66.4
Impact of restricted stock...............................   0.9    0.9    0.4
Impact of stock options..................................   0.3    0.1    0.4
                                                           ----   ----   ----
Diluted average common shares outstanding................  68.6   67.9   67.2
                                                           ====   ====   ====

     At September 30, 2004, 2003 and 2002, options to purchase 1.7 million, 3.7 million and 1.9 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

  Other

     Other significant accounting policies are included in the related notes, specifically, inventories (Note 8), customer reimbursable tooling and engineering (Note 9), property and depreciation (Note 10), capitalized software (Note 11), product warranties (Note 13), financial instruments (Note 16), stock options (Note 18), retirement medical plans (Note 19), retirement pension plans (Note 20), income taxes (Note 21) and environmental and asbestos (Note 22).

                               ARVINMERITOR, INC.

  New Accounting Standards

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by law. In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides guidance on how to account for the federal subsidy. In the third quarter of fiscal 2004, the company amended its retiree medical plans (see Note 19). As a result, the adoption of FSP FAS 106-2 did not have a material impact on the company's results of operations or financial position.

     In December 2003, the FASB revised Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS Nos. 87, 88 and 106. The revised SFAS requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The additional disclosure requirements are included in Notes 19 and 20.

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." This interpretation provides guidance on whether or not a variable interest entity, in which the company holds a variable interest, should be consolidated by the company. The company adopted the provisions of FIN 46 in the fourth quarter of fiscal 2003. Disclosure of the impact of adopting FIN 46 is included in "Accounting Changes" below. In December 2003, the FASB revised FIN 46. The adoption of FIN 46R had no impact on the company.

     In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it assumes under the guarantee. This requirement applies to guarantees issued after December 31, 2002. Guarantees issued prior to January 1, 2003 are not subject to the recognition and measurement provisions of FIN 45 but are subject to expanded disclosure requirements. Disclosure of residual value guarantees under certain leases is included in Note 15 and information related to indemnification agreements is included in Note 22. Disclosure related to the company's product warranty liabilities is included in Note 13.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The new standard requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred, rather than at the time of commitment to an exit plan. The company adopted this standard for exit or disposal activities initiated after December 31, 2002.

  Accounting Changes

     Prior to the fourth quarter of fiscal 2004, certain inventories in the U.S. were valued using the last-in, first-out (LIFO) method. During the fourth quarter of fiscal 2004, the company changed its method of costing these inventories to the first-in, first-out (FIFO) method from LIFO. As a result, all U.S. inventories are now stated at the lower of cost, determined on a FIFO basis, or market. The company believes this change is preferable as it results in inventories being valued in a manner which more closely approximates current costs and better matches revenues with costs of goods sold. In accordance with accounting principles generally accepted in the U.S., all prior periods have been restated to give retroactive effect to this change. The effect of this change decreased net income in 2003 by $3 million ($0.04 per diluted share). This change did not impact

                               ARVINMERITOR, INC.

2002 results. This change increased the carrying value of inventory by $42 million at September 30, 2003 and shareowners' equity, net of tax, by $29 million at October 1, 2001.

     As previously discussed, effective July 1, 2003 the company adopted FIN 46 in the fourth quarter of fiscal 2003. The company determined that an entity related to one of its lease agreements is a variable interest entity in which the company had a variable interest. As the primary beneficiary, the company consolidated the variable interest entity. Management concluded that the company held a variable interest in the form of a residual value guarantee for which the company is obligated at the end of the lease agreement. Upon adoption, the company recorded a $6 million charge ($4 million after-tax, or $0.06 per diluted share) as a cumulative effect of accounting change for the difference between the net book value of the leased assets and the company's obligation under the lease. The effect of adopting this accounting change on the company's financial position was to increase property and other assets by $50 million and increase long-term debt by $54 million. Proceeds from the sale of the company's exhaust tube manufacturing facility were used to pay down $23 million of this debt (see
Note 5). Information related to the company's leases is included in Note 15. In addition, management has determined that a wholly owned finance subsidiary trust of the company is a variable interest entity in which the company is not the primary beneficiary. As a result, the company no longer consolidates the trust. There was no impact to the company's financial position or results of operations as a result of the de-consolidation of the trust (see Note 15).

     Effective October 1, 2001, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires goodwill to be subject to an annual impairment test, or more frequently if certain indicators arise, and also eliminates goodwill amortization. Upon adoption of SFAS No. 142, the company recorded an impairment loss on goodwill for its coil coating operations as a cumulative effect of accounting change of $42 million ($42 million after-tax, or $0.63 per diluted share) in the first quarter of fiscal 2002. Increased competition, consolidation in the coil coating applications industry and the struggling U.S. steel market caused a decrease in the fair value of this business.

3.  DISCONTINUED OPERATIONS

     In the fourth quarter of fiscal 2004, the company announced plans to divest its Light Vehicle Aftermarket (LVA) business segment and coil coating business, Roll Coater, Inc., a wholly owned subsidiary. These plans are part of the company's long-term strategy to focus on core competencies and support its growing list of global light vehicle systems original equipment manufacturing
(OEM) customers and its commercial vehicle systems OEM and aftermarket customers. In November of fiscal 2005, the company completed the sale of Roll Coater. Cash proceeds from the sale were approximately $163 million. The company expects to complete the divestiture of LVA in fiscal year 2005.

     LVA supplies exhaust, ride control, motion control and filter products as well as other automotive parts to the passenger car, light truck and sport utility aftermarket. Roll Coater supplies coil coating services and other value-added metal processing services to the transportation, appliance, HVAC, construction, doors and other industries. LVA and Roll Coater are reported as discontinued operations for all periods presented.

                               ARVINMERITOR, INC.

     Results of the discontinued operations are summarized as follows (in millions):

                                                          SEPTEMBER 30,
                                                     ------------------------
                                                      2004     2003     2002
                                                     ------   ------   ------
Sales
  Light Vehicle Aftermarket........................  $  884   $  899   $  935
  Roll Coater......................................     197      166      157
                                                     ------   ------   ------
Total..............................................  $1,081   $1,065   $1,092
                                                     ======   ======   ======
Income (loss) before taxes.........................  $ (150)  $   59   $   94
Provision for income taxes.........................     (16)     (22)     (41)
Minority interests.................................      (3)      --       --
                                                     ------   ------   ------
Income (loss) from discontinued operations.........  $ (169)  $   37   $   53
                                                     ======   ======   ======

     Assets and liabilities of the discontinued operations are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Current assets..............................................  $299    $273
Net property................................................   288     251
Goodwill....................................................    --     185
Other assets................................................    28      35
                                                              ----    ----
Assets of discontinued operations...........................  $615    $744
                                                              ====    ====
Current liabilities.........................................  $228    $210
Other liabilities...........................................    45      64
Minority interests..........................................     9       7
                                                              ----    ----
Liabilities of discontinued operations......................  $282    $281
                                                              ====    ====

     The company's fiscal 2004 annual goodwill impairment review indicated the carrying value of the LVA reporting unit exceeded its fair value. Increased competition, difficult market conditions, particularly in the exhaust market, and higher raw material costs resulted in a decline in fair value in fiscal 2004. As a result, in the fourth quarter of fiscal 2004, the company recognized a goodwill impairment charge of $190 million ($190 million after-tax or $2.77 per diluted share) in its LVA reporting unit. The fair value of LVA was estimated using earnings multiples based on precedent transactions of comparable companies and the expected present value of future cash flows.

     As a result of weakening demand in the aftermarket business, LVA recorded restructuring costs totaling $3 million, $2 million and $4 million during fiscal years 2004, 2003 and 2002, respectively. These restructuring costs are included in the results of discontinued operations for each respective period. At September 30, 2004 and 2003, there was $2 million and $1 million, respectively, of restructuring reserves related to unpaid employee termination benefits included in liabilities of discontinued operations.

     In the third quarter of fiscal 2002, LVA completed the sale of its exhaust accessories manufacturing operations for $11 million in cash, resulting in a gain of $6 million. This gain is included in discontinued operations.

                               ARVINMERITOR, INC.

4.  RESTRUCTURING COSTS

     The company recorded restructuring charges of $15 million, $20 million and $11 million during the fiscal years ended September 30, 2004, 2003 and 2002, respectively. At September 30, 2004 and 2003, there was $10 million and $12 million, respectively, of restructuring reserves related to unpaid employee termination benefits in the consolidated balance sheet.

     In 2003, the company approved workforce reductions and facility consolidations in its Light Vehicle Systems (LVS) business segment. These measures follow the management realignment of the company's LVS business and are also intended to address the competitive challenges in the automotive supplier industry. LVS recorded restructuring costs related to these programs of $10 million and $19 million in fiscal years 2004 and 2003, respectively. These costs included severance and other employee termination costs related to a reduction of approximately 300 salaried and 975 hourly employees and an asset impairment charge of $8 million.

     During fiscal 2004 and 2003, the company recorded additional restructuring costs totaling $5 million and $1 million, respectively, associated with certain corporate administrative and managerial employee termination costs.

     In fiscal 2003, the company recorded restructuring costs of $5 million that were incurred as a result of the integration of Zeuna Starker GmbH & Co. KG (Zeuna Starker) into the Light Vehicle Systems business. These costs relate to severance and other termination benefits associated with approximately 300 employees of Zeuna Starker. In fiscal 2004, the company recorded an additional $1 million of restructuring costs associated with this integration. The acquisition was accounted for using the purchase method of accounting and these restructuring costs were reflected in the purchase price allocation.

     In fiscal 2002, as part of a plan to reduce fixed costs, the company recorded a restructuring charge of $11 million for severance and other employee costs related to a net reduction of approximately 400 salaried employees.

                               ARVINMERITOR, INC.

     A summary of the changes in the restructuring reserves is as follows (in millions):

                                                  EMPLOYEE
                                                 TERMINATION     ASSET
                                                  BENEFITS     IMPAIRMENT   TOTAL
                                                 -----------   ----------   -----
Balance at September 30, 2001..................     $ 37          $--       $ 37
Activity during the period:
  Charges to expense...........................       11           --         11
  Cash payments................................      (39)          --        (39)
                                                    ----          ---       ----
Balance at September 30, 2002..................        9           --          9
Activity during the period:
  Charges to expense...........................       12            8         20
  Purchase accounting..........................        5           --          5
  Asset write-offs.............................       --           (8)        (8)
  Cash payments................................      (14)          --        (14)
                                                    ----          ---       ----
Balance at September 30, 2003..................       12           --         12
Activity during the period:
  Charges to expense...........................       15           --         15
  Purchase accounting..........................        1           --          1
  Cash payments and other......................      (18)          --        (18)
                                                    ----          ---       ----
Balance at September 30, 2004..................     $ 10          $--       $ 10
                                                    ====          ===       ====

5.  ACQUISITIONS AND DIVESTITURES

     In the third quarter of fiscal 2004, the company completed the sale of its CVS Kenton, Ohio trailer beam fabrication facility. This divestiture is in line with the company's strategy to be less vertically integrated and more focused on its core processes for the design and assembly of complete systems. Net proceeds from this divestiture were approximately $14 million. This divestiture did not have a material impact on consolidated sales or net income.

     In the second quarter of fiscal 2004 the company completed the sale of its 75-percent shareholdings in AP Amortiguadores, S.A. (APA); a joint venture that manufactured ride control products. Net proceeds from the sale were $48 million, resulting in a pre-tax gain of $20 million. The company recorded sales associated with APA of $81 million and $158 million in fiscal years 2004 and 2003, respectively.

     In 1998, the company acquired a 49-percent interest in Zeuna Starker, a German air and emissions systems company. In the second quarter of fiscal 2003, the company purchased the remaining 51-percent interest in Zeuna Starker for a net purchase price of $69 million. The company recorded $111 million of goodwill associated with the purchase price allocation. Incremental sales from Zeuna Starker were $203 million and $550 million in fiscal 2004 and 2003, respectively.

     The company divested its exhaust tube manufacturing facility during the fourth quarter of fiscal 2003. This divestiture is part of the company's long-term strategy to be less vertically integrated and to focus on core competencies. The company received $67 million in cash, resulting in a pre-tax gain of $36 million. The company will continue to purchase exhaust tubing from the buyer under a supply agreement that expires in 2006. Management concluded that due to the supply agreement terms, a portion of the gain should be deferred and recognized as a reduction of cost of sales over the supply agreement term. During fiscal 2003, $20 million ($14 million after-tax, or $0.21 per diluted share) of the gain was recognized as a gain on divestiture, with the

                               ARVINMERITOR, INC.

remaining amount to be recognized in fiscal years 2004 through 2006. This transaction had no material impact on the consolidated sales of the company. In connection with this transaction, the company used $23 million of the proceeds to repay a portion of long term debt associated with this facility.

     The company completed the sale of net assets related to the manufacturing and distribution of its off-highway planetary axle products in the second quarter of fiscal 2003 for $36 million. As discussed in Note 2, the company changed its method of accounting for certain inventories to FIFO from LIFO. This change reduced the previously reported $2 million gain by $7 million ($0.06 per diluted share). Sales of off-highway planetary axle products were approximately $110 million in fiscal 2002. The company did not consider these products core to its commercial vehicle systems business.

6.  ACCOUNTS RECEIVABLE SECURITIZATION AND FACTORING

     The company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, special purpose subsidiary. ARC has entered into an agreement to sell an undivided interest in up to $250 million of eligible receivables to certain bank conduits that fund their purchases through the issuance of commercial paper. Including discontinued operations, the company had utilized $24 million and $210 million of this accounts receivable securitization facility as of September 30, 2004 and 2003, respectively. As of September 30, 2004 and 2003 the banks had a preferential interest in $373 million and $255 million, respectively, of the remainder of the receivables held at ARC to secure the obligation under this accounts receivable securitization facility.

     The company also participates in a European accounts receivable securitization facility. Up to 50 million euro of eligible trade receivables in one of its European subsidiaries are sold under this program. As of September 30, 2004 and 2003, the company had utilized 7 million euro ($8 million) and 24 million euro ($27 million), respectively, of this accounts receivable securitization facility. As of September 30, 2004 and 2003, the bank had a preferential interest in 1 million euro ($2 million) and 4 million euro ($5 million), respectively, of receivables to secure the obligation under this securitization facility.

     The company does not have a retained interest in the receivables sold, but does perform collection and administrative functions. The receivables under these programs were sold at fair market value and a discount on the sale was recorded in interest expense, net and other. A discount of $5 million was recorded in fiscal year 2004 and 2003 and $6 million was recorded in fiscal 2002. The gross amount of proceeds received from the sale of receivables under these programs was $2,387 million, $2,711 million and $2,351 million for fiscal years 2004, 2003 and 2002 respectively. The euro and U.S. accounts receivable securitization programs mature in March and September of fiscal 2005, respectively.

     If the company's credit ratings are reduced to certain levels, or if certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facilities. At September 30, 2004, the company was in compliance with all covenants.

     In addition to its securitization programs, several of the company's European subsidiaries factor eligible accounts receivable with financial institutions. The receivables are factored without recourse to the company and are excluded from accounts receivable. The amounts of factored receivables were $10 million and $47 million at September 30, 2004 and 2003, respectively.

7.  DANA CORPORATION TENDER OFFER

     On July 9, 2003, the company commenced a tender offer to acquire all of the outstanding shares of Dana Corporation (Dana) for $15.00 per share in cash. On July 22, 2003, Dana's Board of Directors recommended that its shareowners reject the company's initial cash tender offer. On November 17, 2003, the company increased its tender offer to $18.00 per share in cash and indicated it would withdraw its offer unless the Dana Board of Directors agreed to begin negotiating a definitive merger agreement. On November 24, 2003,

                               ARVINMERITOR, INC.

following Dana's announcement that its Board of Directors recommended that its shareowners reject the company's increased tender offer, the company withdrew its $18.00 per share all cash tender offer. As a result of the company's decision to withdraw its tender offer, a net charge of $9 million ($6 million after-tax, or $0.09 per diluted share) was recorded in the first quarter of fiscal 2004. The pre-tax charge includes $16 million in direct incremental acquisition costs less a gain on the sale of Dana stock of $7 million.

8.  INVENTORIES

     Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Finished goods..............................................  $170    $166
Work in process.............................................   124     117
Raw materials, parts and supplies...........................   229     178
                                                              ----    ----
  Total.....................................................  $523    $461
                                                              ====    ====

     As discussed in Note 2, the company changed its method of accounting for certain inventories to FIFO from LIFO in fiscal 2004. As a result, the carrying value of inventories increased $42 million at September 30, 2003.

9.  OTHER CURRENT ASSETS

     Other Current Assets are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Current deferred income tax assets (see Note 21)............  $117    $ 89
Customer reimbursable tooling and engineering...............    62      61
Asbestos-related recoveries (see Note 22)...................    13      13
Prepaid and other...........................................    46      43
                                                              ----    ----
Other Current Assets........................................  $238    $206
                                                              ====    ====

     Costs incurred for engineering and tooling, principally for light vehicle products, for which customer reimbursement is contractually guaranteed, are classified as customer reimbursable tooling and engineering. These costs are billed to the customer based on the terms of the contract. Provisions for losses are provided at the time management expects costs to exceed anticipated customer reimbursements.

10.  NET PROPERTY

     Property is stated at cost. Depreciation of property is based on estimated useful lives, generally using the straight-line method. Estimated useful lives for buildings and improvements range from 10 to 50 years and estimated useful lives for machinery and equipment range from 3 to 20 years. Significant betterments are capitalized, and disposed or replaced property is written off. Maintenance and repairs are charged to expense. Company-owned tooling is classified as property and depreciated over the shorter of its expected life or the life of the related vehicle platform, generally not to exceed three years.

                               ARVINMERITOR, INC.

     Net Property is summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                            -----------------
                                                             2004      2003
                                                            -------   -------
Property at cost:
  Land and land improvements..............................  $    72   $    71
  Buildings...............................................      447       443
  Machinery and equipment.................................    1,688     1,642
  Company-owned tooling...................................      211       206
  Construction in progress................................       79        98
                                                            -------   -------
Total.....................................................    2,497     2,460
Less accumulated depreciation.............................   (1,465)   (1,379)
                                                            -------   -------
Net Property..............................................  $ 1,032   $ 1,081
                                                            =======   =======

11.  OTHER ASSETS

     Other Assets are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Non-current deferred income tax assets (see Note 21)........  $428    $462
Investments in joint ventures (see Note 12).................    95      83
Long-term receivables.......................................    41      34
Prepaid pension costs (see Note 20).........................    23      32
Fair value of interest rate swaps (see Note 16).............    36      46
Capitalized software costs, net.............................    36      41
Asbestos-related recoveries (see Note 22)...................    59      63
Patents, licenses and other intangible assets (less
  accumulated amortization of $4 and $3 at September 30,
  2004 and 2003, respectively)..............................    33      33
Other.......................................................    62      75
                                                              ----    ----
Other Assets................................................  $813    $869
                                                              ====    ====

     In accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the economic useful life of the software.

     The company's trademarks, which were determined to have an indefinite life, are not amortized. Patents, licenses and other intangible assets are amortized over their contractual or estimated useful lives, as appropriate. The company recorded $7 million of other intangible assets, related to tradenames and customer relationships, in connection with the acquisition of Zeuna Starker. The company anticipates amortization expense for patents, licenses and other intangible assets of approximately $2 million for fiscal year 2005, $2 million in fiscal year 2006 and $2 million total for fiscal years 2007 through 2009.

                               ARVINMERITOR, INC.

12.  INVESTMENTS IN NON-CONSOLIDATED JOINT VENTURES

     The company's significant non-consolidated joint ventures at September 30, 2004 and the related ownership interest for each are as follows:

Meritor WABCO Vehicle Control Systems.......................   50%
Master Sistemas Automotrices Limitada.......................   49%
Suspensys Sistemas Automotivos Ltda. .......................   24%
Sistemas Automotrices de Mexico S.A. de C.V. ...............   50%
Ege Fren Sanayii ve Ticaret A.S. ...........................   49%
Automotive Axles Limited....................................   36%
Arvin Sango, Inc. ..........................................   50%

     In fiscal 2004, the company dissolved its transmission joint venture with ZF Freidrichshafen in a favor of a marketing arrangement that allows the company to provide the Freedomline(TM) transmission family to its customers. As discussed in Note 5, in fiscal 2003, the company purchased the remaining 51% interest in Zeuna Starker. Prior to this transaction, the company's investment in Zeuna Starker was accounted for using the equity method of accounting. Also in fiscal 2003, the company increased its ownership interest in Sistemas Automotrices de Mexico S.A. de C.V. to 50% from 40%.

     The company's investment in non-consolidated joint ventures was $95 million and $83 million at September 30, 2004 and 2003, respectively. Equity in earnings of affiliates was $19 million and $8 million in fiscal 2004 and 2003, respectively, and a loss of $4 million in fiscal 2002. The summarized financial information presented below represents the combined accounts of the company's non-consolidated joint ventures (in millions).

                                                        SEPTEMBER 30,
                                                        -------------
                                                         2004    2003
                                                        ------   ----
Current assets........................................  $  292   $236
Non-current assets....................................     162    149
                                                        ------   ----
Total assets..........................................  $  454   $385
                                                        ======   ====
Current liabilities...................................  $  211   $252
Non-current liabilities...............................      44     50
                                                        ------   ----
Total liabilities.....................................  $  255   $302
                                                        ======   ====

                                                         2004    2003   2002
                                                        ------   ----   ----
Sales.................................................  $1,100   $843   $906
Gross profit..........................................     121     62     97
Net income............................................      56      4     20

     Dividends received from the company's non-consolidated joint ventures were $15 million in fiscal 2004 and $19 million in fiscal 2003 and fiscal 2002.

                               ARVINMERITOR, INC.

13.  OTHER CURRENT LIABILITIES

     Other Current Liabilities are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Compensation and benefits...................................  $274    $215
Income taxes................................................   107     102
Product warranties..........................................    60      53
Taxes other than income taxes...............................    35      36
Current deferred income tax liabilities (see Note 21).......    20       9
Asbestos (see Note 22)......................................    13      13
Interest....................................................    11      12
Restructuring (see Note 4)..................................    10      12
Environmental (see Note 22).................................     8      11
Other.......................................................    84      81
                                                              ----    ----
Other Current Liabilities...................................  $622    $544
                                                              ====    ====

     The company's CVS segment records product warranty costs at the time of shipment of products to customers. Warranty reserves are primarily based on factors that include past claims experience, sales history, product manufacturing and engineering changes and industry developments. Liabilities for product recall campaigns are recorded at the time the company's obligation is known and can be reasonably estimated. Product warranties not expected to be paid within one year are recorded as a non-current liability. As of September 30, 2004 and 2003, product warranties included a product recall campaign liability associated with TRW model 20-EDL tie rod ends (see Note 22).

     The company's LVS segment records product warranty liabilities based on individual customer or warranty-sharing agreements. Product warranties are recorded for known warranty issues when amounts can be reasonably estimated.

     A summary of the changes in product warranties is as follows (in millions):

                                                          2004   2003   2002
                                                          ----   ----   ----
Current portion of product warranties -- beginning of
  year..................................................  $ 53   $ 53   $ 57
  Accruals for product warranties.......................    51     43     33
  Accruals for product recall campaigns.................    --      1     16
  Increase in product warranties due to acquisition.....    20      7     --
  Payments..............................................   (61)   (55)   (56)
  Change in estimates and other.........................    (3)     4      3
                                                          ----   ----   ----
Current portion of product warranties -- end of year....    60     53     53
Non-current product warranties (see Note 14)............    30     30     30
                                                          ----   ----   ----
Total product warranties................................  $ 90   $ 83   $ 83
                                                          ====   ====   ====

     As discussed in Note 12, the company dissolved its transmission joint venture with ZF Freidrichshafen in fiscal 2004. As a result, the company reclassified $20 million of product warranties that were previously included in other long-term liabilities in the consolidated balance sheet.

                               ARVINMERITOR, INC.

14.  OTHER LIABILITIES

     Other Liabilities are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Asbestos (see Note 22)......................................  $ 61    $ 69
Non-current deferred income tax liabilities (see Note 21)...    59      47
Product warranties (see Note 13)............................    30      30
Environmental (see Note 22).................................    26      22
Other.......................................................    71      90
                                                              ----    ----
Other Liabilities...........................................  $247    $258
                                                              ====    ====

15.  LONG-TERM DEBT

     Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2004     2003
                                                              ------   ------
6 5/8 percent notes due 2007................................  $  199   $  199
6 3/4 percent notes due 2008................................     100      100
7 1/8 percent notes due 2009................................     150      150
6.8 percent notes due 2009..................................     499      499
8 3/4 percent notes due 2012................................     400      400
9.5 percent subordinated debentures due 2027................      39       39
Bank revolving credit facilities............................      --       53
Lines of credit and other...................................      67       73
Fair value adjustment of notes..............................      36       46
                                                              ------   ------
  Subtotal..................................................   1,490    1,559
Less current maturities.....................................      (3)     (18)
                                                              ------   ------
Long-Term Debt..............................................  $1,487   $1,541
                                                              ======   ======

  Debt Securities

     The company previously filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities to be offered in one or more series on terms determined at the time of sale. At September 30, 2004 the company had $150 million of debt securities available for issuance under this shelf registration.

  Subordinated Debentures

     The company, through Arvin Capital I (the trust), a wholly owned finance subsidiary trust, issued 9.5 percent Company-Obligated Mandatorily Redeemable Preferred Capital Securities of a Subsidiary Trust (preferred capital securities), due February 1, 2027, and callable in February 2007 at a premium and in February 2017 at par. The proceeds from the capital securities are invested entirely in 9.5 percent junior subordinated debentures of the company, which are the sole assets of the trust. The company fully and unconditionally guarantees the trust's obligation to the holders of the preferred capital securities.

                               ARVINMERITOR, INC.

     Prior to fiscal 2003, the trust was consolidated by the company and the preferred capital securities were included in the consolidated balance sheet. During the fourth quarter of fiscal 2003, the company adopted FIN 46. Under the provisions of FIN 46, it was determined that the trust is a variable interest entity in which the company does not have a variable interest and therefore is not the primary beneficiary. Upon adoption of FIN 46, the company no longer consolidates the trust that issued the $39 million of outstanding preferred capital securities, and has included in long-term debt $39 million of junior subordinated debentures due to the trust. There was no impact from the de-consolidation of the trust to the company's financial position or results of operations.

  Bank Revolving Credit Facilities

     In July 2004, the company replaced its three-year, $400-million revolving credit facility and a five-year, $750-million revolving credit facility with a new four year, $900 million revolving credit facility. The previous facilities would have expired in fiscal 2005. Under the new facility, borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company's credit rating. At September 30, 2004, the margin over the LIBOR rate was 120 basis points, and the facility fee was 30 basis points. Certain of the company's domestic wholly-owned subsidiaries, as defined in the new credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the new credit facility. Concurrently, the company was required by the terms of an existing lease agreement to provide similar subsidiary guarantees for the benefit of the lessor, lenders and agent thereunder and voluntarily agreed to provide similar subsidiary guarantees for the benefit of the holders of the publicly-held notes outstanding under the company's two indentures (see Note 26).

  Interest Rate Swap Agreements

     The company has two interest rate swap agreements that effectively convert $300 million of the 8 3/4 percent notes and $100 million of the 6.8 percent notes to variable interest rates. The fair value of the swaps was $36 million and $46 million as of September 30, 2004 and 2003, respectively, and is recorded in other assets, with an offsetting amount recorded in long-term debt. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent and 6.8 percent on notional amounts of $300 million and $100 million, respectively, and pays variable rates based on 3-month LIBOR plus a weighted-average spread of 2.51 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other.

  Leases

     The company has entered into an agreement to lease certain manufacturing and administrative assets. Under the agreement, the assets are held by a variable interest entity, which was established and owned by an independent third party who provides financing through debt and equity participation. The company has determined that it has a variable interest in the variable interest entity, in the form of a $30 million residual value guarantee that obligates the company to absorb a majority of the variable interest entity's losses. The assets and liabilities of this variable interest entity were consolidated in the fourth quarter of fiscal 2003 and are included in the company's consolidated balance sheet at September 30, 2004 and 2003 (see Note 2).

     Future minimum lease payments under this and other operating leases are $17 million in 2005, $15 million in 2006, $12 million in 2007, $10 million in 2008, $8 million in 2009 and $9 million thereafter.

                               ARVINMERITOR, INC.

  Covenants

     The bank revolving credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. In addition, an operating lease requires the company to maintain financial ratios that are similar to those required under the company's credit facilities. At September 30, 2004, the company was in compliance with all covenants.

16.  FINANCIAL INSTRUMENTS

     The company's financial instruments include cash and cash equivalents, marketable securities, short-term debt, long-term debt, interest rate swaps, and foreign exchange forward contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its interest rate and foreign exchange rate exposures. The company's interest rate swap agreements are discussed in
Note 15.

  Foreign Exchange Contracts

     The Company's operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates. In the fourth quarter of fiscal 2004 the company implemented a foreign currency cash flow hedging program to reduce the company's exposure to changes in exchange rates. The company uses foreign currency forward contracts to manage the company's exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the forward contracts.

     Under this program, the company has designated the forward contracts as cash flow hedges of underlying forecasted purchases and sales. The effective portion of changes in the fair value of the forward contracts is recorded in Accumulated Other Comprehensive Income (OCI) in the consolidated statement of shareowners' equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The forward contracts generally mature within 12 months. There was no impact to the company's results of operations associated with hedge ineffectiveness in fiscal 2004.

     At September 30, 2004 there was a $3 million gain recorded in OCI. The company expects to reclassify this amount from OCI to operating income during the next twelve months as the forecasted hedged transactions are recognized in earnings. Prior to the inception of this program, the company elected not to designate the foreign exchange contracts as hedges, therefore, changes in the fair value of the foreign exchange contracts were recognized in operating income. The net income impact of recording these contracts at fair value in fiscal 2003 and 2002 did not have a significant effect on the company's results of operations. In addition, as of September 30, 2003 the fair value of foreign exchange contracts was not material.

                               ARVINMERITOR, INC.

  Fair Value

     Fair values of financial instruments are summarized as follows (in millions):

                                                                SEPTEMBER 30,
                                                    -------------------------------------
                                                          2004                2003
                                                    -----------------   -----------------
                                                    CARRYING    FAIR    CARRYING    FAIR
                                                     VALUE     VALUE     VALUE     VALUE
                                                    --------   ------   --------   ------
Cash and cash equivalents.........................   $  132    $  132    $  103    $  103
Marketable securities.............................       --        --        17        17
Interest rate swaps -- asset......................       36        36        46        46
Foreign exchange contracts, asset.................        5         5        --        --
Foreign exchange contracts, liability.............        3         3        --        --
Short-term debt...................................        3         3        18        18
Long-term debt....................................    1,487     1,521     1,541     1,531

     Cash and cash equivalents -- All highly liquid investments purchased with maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments.

     Marketable securities -- Fair values are based on current market prices of the underlying investment.

     Interest rate swaps and foreign exchange forward contracts -- Fair values are estimated by obtaining quotes from external sources.

     Short-term debt -- The carrying value of short-term debt approximates fair value because of the short maturity of these borrowings.

     Long-term debt -- Fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.

17.  SHAREOWNERS EQUITY

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

     The company has reserved approximately 15.6 million shares of Common Stock in connection with its Long-Term Incentives Plan (the LTIP), Directors Stock Plan, Incentive Compensation Plan, 1998 and 1988 Stock Benefit Plans, and Employee Stock Benefit Plan for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and stock

                               ARVINMERITOR, INC.

awards to key employees and directors. At September 30, 2004, there were 2.7 million shares available for future grants under these plans.

 Restricted Stock

     The company granted shares of restricted stock to certain employees in accordance with the LTIP and the Employee Stock Benefit Plan. The restricted stock is subject to continued employment by the employee and vests after three years. Restricted stock grants to officers and other employees are summarized as follows:

                                            GRANT    NUMBER OF    YEAR       TOTAL       RECOGNITION
GRANT DATE:                                 PRICE     SHARES     VESTED   COMPENSATION     PERIOD
-----------                                -------   ---------   ------   ------------   -----------
August 2004(3)...........................  $18.480    150,000     2007    $ 3 million      3 years
January 2004(1)..........................  $23.800    561,700     2007    $13 million      3 years
November 2002(1).........................  $15.320    572,300     2005    $ 9 million      3 years
January 2002.............................  $19.640    291,000     2005    $ 6 million      3 years
July 2001(2).............................  $18.850    681,832     2005    $13 million      3 years
January 2001.............................  $11.375    296,900     2004    $ 3 million      3 years

---------------
(1) Includes shares of restricted stock awarded to the company's officers. Vesting of these shares is also subject to satisfaction of conditions related to the company's financial performance.

(2) In June 2001, the company commenced an offer to exchange certain outstanding stock options for restricted shares of the company's Common Stock. All outstanding stock options issued under the LTIP, the Employee Stock Benefit Plan, the 1998 and the 1988 Stock Benefit Plans (together, "the plans") that were held by active employees and had an exercise price of $22.25 or more per share (except options that expired in June 2001) were eligible for exchange. The exchange rate was based on a percentage of the present value of the options and the market price of the Common Stock on May 25, 2001 of $15.31 per share. In July 2001, 2,810,471 eligible options were cancelled and restricted shares of Common Stock were issued under the plans in exchange for those options. The restricted stock will vest early in January 2005, as certain performance measures have been achieved. Total compensation related to the exchange was expensed over a three-year recognition period assuming that the performance measures would be met.

(3) Includes shares of restricted stock awarded to the company's chief executive officer that vest over three years with 25,000 shares vesting in August 2005 and 2006 and 50,000 shares vesting in August 2007. Vesting of the remaining shares is subject to satisfaction of conditions related to the company's financial performance.

     As the grant of restricted stock relates to future service, the total compensation expense is recorded as unearned compensation and is shown as a separate reduction of shareowners' equity. The unearned compensation is expensed over the vesting period. The company granted the restricted stock from treasury shares, and cash dividends on the restricted stock are reinvested in additional shares of common stock during the period. Total compensation expense recognized for restricted stock was $11 million, $9 million, and $6 million for fiscal years 2004, 2003 and 2002 respectively.

     The company also grants restricted share units to non-employee members of the Board of Directors as annual grants under the 2004 Directors Stock Plan. The accounting for restricted share units is consistent with restricted stock grants. In fiscal 2004 the company granted 28,200 restricted share units to the Board of Directors.

  Treasury Stock

     During fiscal 2004 and 2003, approximately 1 million and 0.6 million shares of treasury stock were issued in connection with the exercise of stock options and issuance of restricted stock under the company's incentive plans.

                               ARVINMERITOR, INC.

  Accumulated Other Comprehensive Loss

     The components of Accumulated Other Comprehensive Loss as reported in the Consolidated Statement of Shareowners' Equity are as follows:

                                                  FOREIGN      MINIMUM
                                                 CURRENCY      PENSION    UNREALIZED
                                                TRANSLATION   LIABILITY     GAINS      TOTAL
                                                -----------   ---------   ----------   -----
Balance at September 30, 2001.................     $(290)       $ (46)      $  --      $(336)
  2002 adjustment.............................        46          (66)         --        (20)
                                                   -----        -----       -----      -----
Balance at September 30, 2002.................      (244)        (112)         --       (356)
  2003 adjustment.............................       212         (182)         --         30
  Unrealized gain on marketable securities....        --           --           3          3
                                                   -----        -----       -----      -----
Balance at September 30, 2003.................       (32)        (294)          3       (323)
  2004 adjustment.............................       112            1          --        113
  Reclassification of unrealized gain.........        --           --          (3)        (3)
  Deferred gain on cash flow hedges...........        --           --           3          3
                                                   -----        -----       -----      -----
Balance at September 30, 2004.................     $  80        $(293)      $   3      $(210)
                                                   =====        =====       =====      =====

18.  STOCK OPTIONS

     Under the company's incentive plans, stock options are granted at prices equal to the fair value on the date of grant and have a maximum term of 10 years. Stock options vest over a three year period from the date of grant.

     Information related to stock options is as follows (shares in thousands, exercise price represents a weighted average):

                                   2004                2003                2002
                             -----------------   -----------------   -----------------
                                      EXERCISE            EXERCISE            EXERCISE
                             SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                             ------   --------   ------   --------   ------   --------
Outstanding -- beginning of
  year.....................  5,492     $21.29    4,890     $23.16     4,692    $23.00
Granted....................  1,184      17.99    1,127      15.35     1,553     19.93
Exercised..................   (378)     16.05      (57)     16.31    (1,172)    18.35
Cancelled or expired.......   (415)     24.41     (468)     27.18      (183)    22.57
                             -----               -----               ------
Outstanding -- end of
  year.....................  5,883      20.67    5,492      21.29     4,890     23.16
                             =====               =====               ======
Exercisable -- end of
  year.....................  3,610      22.56    3,102      24.48     2,533     27.58
                             =====               =====               ======

                               ARVINMERITOR, INC.

     The following table provides additional information about outstanding stock options at September 30, 2004 (shares in thousands, exercise price represents a weighted average):

                                                     OUTSTANDING               EXERCISABLE
                                            -----------------------------   -----------------
EXERCISE                                             REMAINING   EXERCISE            EXERCISE
PRICE RANGE                                 SHARES     YEARS      PRICE     SHARES    PRICE
-----------                                 ------   ---------   --------   ------   --------
$14.00 to $22.00..........................  4,471       7.6       $17.62    2,209     $17.62
$22.01 to $32.00..........................  1,142       3.6        28.45    1,131      28.48
$32.01 to $41.00..........................    270       4.2        38.24      270      38.24
                                            -----                           -----
                                            5,883                           3,610
                                            =====                           =====

     Effective October 1, 2002, the company voluntarily changed its accounting for stock options granted under its various stock-based compensation plans and began expensing the fair value of stock options. In December 2002, the FASB SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method. The company elected the modified prospective method, which allows for the recognition of compensation expense for the non-vested portion of previously issued stock options, as well as for new grants of stock options. The modified prospective method does not require restatement of prior period results. The company recorded compensation expense in fiscal 2004 and 2003 of $7 million ($5 million after-tax, or $0.07 per diluted share) associated with the expensing of stock options. If the company had expensed the fair value of stock options for fiscal 2002, the company's net income and diluted earnings per share would have been reduced by $3 million and $0.04, respectively. The weighted average fair values of options granted were $5.80, $5.20 and $6.81 per share in fiscal 2004, 2003 and 2002, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes pricing model and the following assumptions:

                                                           2004   2003   2002
                                                           ----   ----   ----
Average risk-free interest rate..........................   3.1%   3.1%   5.1%
Expected dividend yield..................................   2.4%   1.7%   1.7%
Expected volatility......................................  41.0%  40.0%  36.0%
Expected life (years)....................................     5      5      5

19.  RETIREMENT MEDICAL PLANS

     ArvinMeritor has retirement medical plans that cover the majority of its U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement.

     The company's retiree medical obligations are measured as of June 30. The following are the assumptions used in the measurement of the accumulated projected benefit obligation (APBO) and retiree medical expense:

                                                           2004   2003   2002
                                                           ----   ----   ----
Assumptions as of June 30
  Discount rate..........................................  6.25%  6.00%  7.25%
  Health care cost trend rate (weighted average).........  9.50%  8.00%  9.00%
  Ultimate health care trend rate........................  5.00%  5.00%  5.00%
  Year ultimate rate is reached..........................  2011   2011   2011

                               ARVINMERITOR, INC.

     Since the company measures its retiree medical obligations at June 30, the assumptions noted above are used to calculate the APBO as of June 30 of the current fiscal year and retiree medical expense for the subsequent fiscal year.

     The discount rate is used to calculate the present value of the APBO. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has typically used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company's expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. The company's projection for fiscal 2004 is an increase in health care costs of 9.5 percent.

     The APBO as of the June 30 measurement date is summarized as follows (in millions):

APBO                                                          2004   2003
----                                                          ----   ----
Retirees....................................................  $395   $603
Employees eligible to retire................................    10     17
Employees not eligible to retire............................    38     62
                                                              ----   ----
Total.......................................................  $443   $682
                                                              ====   ====

     The following reconciles the change in the APBO and the amounts included in the consolidated balance sheet (in millions):

                                                              2004    2003
                                                              -----   -----
APBO -- beginning of year...................................  $ 682   $ 576
  Service cost..............................................      4       4
  Interest cost.............................................     39      40
  Plan amendments...........................................   (257)     --
  Actuarial losses..........................................     37     127
  Benefit payments..........................................    (62)    (65)
                                                              -----   -----
APBO -- end of year.........................................    443     682
Items not yet recognized in the balance sheet
  Plan amendments...........................................    282      34
  Actuarial (losses)/gains:
     Discount rate..........................................   (116)   (138)
     Health care cost trend rate............................   (109)    (35)
     Demographic and other..................................   (207)   (245)
                                                              -----   -----
Retiree medical liability...................................  $ 293   $ 298
                                                              =====   =====

     In fiscal 2004, the company approved changes to certain retiree medical plans. These plan amendments and the related impact are reflected in the APBO as of September 30, 2004. Beginning in April 2005, salaried retirees and certain non-union hourly retirees under age 65 who now pay a portion of the cost for their coverage will contribute an increased share each year. The benefit currently provided by the company will be phased out by fiscal 2023. For retirees age 65 and older, the company will no longer provide supplemental healthcare benefits to Medicare-eligible retirees beginning in January 2006. The plan changes resulted in a reduction in the APBO of $257 million, which will be amortized as a reduction of retiree medical expense over the average remaining service life of approximately 12 years. The company recognized a curtailment gain in fiscal 2004 of $5 million related to these plan changes.

                               ARVINMERITOR, INC.

     The demographic and other actuarial losses relate to earlier than expected retirements due to certain plant closings and restructuring actions. In accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the average expected remaining service life, which is approximately 12 years. Union plan amendments are generally amortized over the contract period, or 3 years.

     The retiree medical liability is included in the consolidated balance sheet as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Current -- included in compensation and benefits............  $ 65    $ 65
Long-term -- included in retirement benefits................   228     233
                                                              ----    ----
Retiree medical liability...................................  $293    $298
                                                              ====    ====

     The components of retiree medical expense are as follows (in millions):

                                                            2004   2003   2002
                                                            ----   ----   ----
Service cost..............................................  $ 4    $ 4    $ 4
Interest cost.............................................   39     40     38
Curtailment gain..........................................   (5)    --     --
Amortization of --
     Prior service cost...................................   (4)    (5)    (3)
     Actuarial gains and losses...........................   23     17     12
                                                            ---    ---    ---
Retiree medical expense...................................  $57    $56    $51
                                                            ===    ===    ===

     A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

                                                              2004   2003
                                                              ----   ----
Effect on total service and interest cost
     1% Increase............................................  $  4   $  4
     1% Decrease............................................    (4)    (4)
Effect on APBO
     1% Increase............................................    37     57
     1% Decrease............................................   (34)   (53)

     The company expects future benefit payments as follows (in millions):

Fiscal 2005.................................................  $ 65
Fiscal 2006.................................................    66
Fiscal 2007.................................................    56
Fiscal 2008.................................................    44
Fiscal 2009.................................................    42
Fiscal 2010 - 2014..........................................   177

                               ARVINMERITOR, INC.

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

     The following are the assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

                                                                   U.S. PLANS
                                                              ---------------------
                                                              2004    2003    2002
                                                              -----   -----   -----
Assumptions as of June 30
     Discount Rate..........................................  6.25%   6.00%   7.25%
     Assumed return on plan assets..........................  8.50%   8.50%   8.50%
     Rate of compensation increase..........................  3.75%   3.75%   4.25%

                                                            NON U.S. PLANS
                                              ------------------------------------------
                                                  2004           2003           2002
                                              ------------   ------------   ------------
Assumptions as of June 30
     Discount Rate..........................  5.50 - 6.25%   5.50 - 6.25%   6.00 - 6.75%
     Assumed return on plan assets..........  8.00 - 8.50%   8.00 - 8.50%   8.00 - 8.50%
     Rate of compensation increase..........  3.00 - 3.75%   3.00 - 3.50%   2.50 - 3.50%

     Since the company measures its pension obligations at June 30, the assumptions noted above are used to calculate the APBO as of June 30 of the current fiscal year and net periodic pension expense for the subsequent fiscal year.

     The discount rate is used to calculate the present value of the PBO. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments. The company has typically used a long-term corporate AA/Aa bond rate of return for this assumption.

     The assumed return on plan assets is used to determine net periodic pension expense. The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations. An incremental amount for active management, where appropriate, is included in the rate of return assumption. The return assumption is reviewed annually.

     The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

                               ARVINMERITOR, INC.

     The following table reconciles the change in the projected benefit obligation (PBO) and the change in plan assets (in millions):

                                                     2004                        2003
                                           -------------------------   -------------------------
                                           U.S.    NON U.S.   TOTAL    U.S.    NON U.S.   TOTAL
JUNE 30 MEASUREMENT DATE                   -----   --------   ------   -----   --------   ------
PBO -- beginning of year.................  $ 818    $ 549     $1,367   $ 645    $ 431     $1,076
     Service cost........................     26       15         41      23       12         35
     Interest cost.......................     49       32         81      47       27         74
     Participant contributions...........     --        3          3      --        3          3
     Amendments..........................      3        4          7       8        4         12
     Actuarial loss......................     17       13         30     136       40        176
     Divestitures........................      2       --          2      (4)      11          7
     Benefit payments....................    (42)     (27)       (69)    (37)     (21)       (58)
     Foreign currency rate changes.......     --       48         48      --       42         42
                                           -----    -----     ------   -----    -----     ------
PBO -- end of year.......................    873      637      1,510     818      549      1,367
                                           -----    -----     ------   -----    -----     ------
Change in plan assets
Fair value of assets -- beginning of
  year...................................    452      354        806     386      341        727
     Actual return (loss) on plan
       assets............................     71       49        120      10      (17)        (7)
     Employer contributions..............    123       27        150      93       20        113
     Participant contributions...........     --        3          3      --        3          3
     Benefit payments....................    (42)     (27)       (69)    (37)     (21)       (58)
     Foreign currency rate changes.......     --       31         31      --       28         28
                                           -----    -----     ------   -----    -----     ------
Fair value of assets -- end of year......    604      437      1,041     452      354        806
                                           -----    -----     ------   -----    -----     ------
Unfunded status..........................  $(269)   $(200)    $ (469)  $(366)   $(195)    $ (561)
                                           =====    =====     ======   =====    =====     ======

     In fiscal 2003, the increase in the PBO due to actuarial losses relates primarily to the reduction in the discount rate assumptions. In accordance with SFAS No. 87, "Employers' Accounting for Pensions", a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the expected remaining service life, which ranges from 12 to 18 years, depending on the plan. In fiscal 2004, the financial markets improved compared to fiscal 2003 and 2002. The improved asset performance along with the increase in the discount rate and fiscal 2004 contributions improved the funded status of the U.S. plans at September 30, 2004. In accordance with SFAS 87, the company utilizes a market-related value of assets, which recognizes changes in the fair value of assets over a five-year period.

     In recognition of the long-term nature of the liabilities of the pension plans, the company has targeted an asset allocation strategy that intends to promote asset growth while maintaining an acceptable level of risk over the long term. Asset-liability studies are performed periodically to validate the continued appropriateness of these asset allocation targets. The asset allocation for the U.S. plan is targeted at 70-75% equity securities, 25% debt securities, and 0-5% alternative assets. The target asset allocation ranges for the non-U.S. plans are 65-75% equity securities, 20-35% debt securities, and 0-5% real estate.

     The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested

                               ARVINMERITOR, INC.

in a security of any single issuer and minimum credit quality standards are established for debt securities. ArvinMeritor securities comprised less than one-half percent of the value of our worldwide pension assets during 2004.

     The weighted average asset allocation for the U.S. and non U.S. pension plans are as follows:

                                                     2004             2003
                                               ----------------   -------------
                                               U.S.    NON U.S.   U.S.    TOTAL
                                               -----   --------   -----   -----
Equity securities............................   73.9%    73.5%     73.6%   72.7%
Debt securities..............................   24.6     22.9      24.5    23.7
Real estate..................................     --      3.4        --     3.5
Other........................................    1.5      0.2       1.9     0.1
                                               -----    -----     -----   -----
Total........................................  100.0%   100.0%    100.0%  100.0%
                                               =====    =====     =====   =====

     The following reconciles the funded status with the amount included in the consolidated balance sheet (in millions):

                                                      2004                       2003
                                            ------------------------   ------------------------
                                            U.S.    NON U.S.   TOTAL   U.S.    NON U.S.   TOTAL
JUNE 30 MEASUREMENT DATE                    -----   --------   -----   -----   --------   -----
Unfunded status...........................  $(269)   $(200)    $(469)  $(366)   $(195)    $(561)
Items not yet recognized in balance sheet:
     Actuarial losses.....................    374      268       642     402      250       652
     Prior service cost...................      7       13        20       8       12        20
     Initial net asset....................     --       (4)       (4)     --       (4)       (4)
                                            -----    -----     -----   -----    -----     -----
Net amount recognized.....................  $ 112    $  77     $ 189   $  44    $  63     $ 107
                                            =====    =====     =====   =====    =====     =====

     SFAS 87 requires a company to record a minimum liability that is at least equal to the unfunded accumulated benefit obligation. The additional minimum pension liability, net of a deferred tax asset, is charged to accumulated other comprehensive loss. At September 30, 2004 and 2003, the company's additional minimum pension liability was $293 million and $294 million, respectively.

     Amounts included in the consolidated balance sheet at September 30 were comprised of the following (in millions):

                                                      2004                       2003
                                            ------------------------   ------------------------
                                            U.S.    NON U.S.   TOTAL   U.S.    NON U.S.   TOTAL
                                            -----   --------   -----   -----   --------   -----
Prepaid pension asset.....................  $  --    $  23     $  23   $  --    $  32     $  32
Pension liability.........................   (198)    (122)     (320)   (282)    (130)     (412)
Deferred tax asset on minimum pension
  liability...............................    117       49       166     122       46       168
Accumulated other comprehensive loss......    187      106       293     197       97       294
Intangible asset and other................      6       16        22       7       13        20
Minority interest liability...............     --        5         5      --        5         5
                                            -----    -----     -----   -----    -----     -----
Net amount recognized.....................  $ 112    $  77     $ 189   $  44    $  63     $ 107
                                            =====    =====     =====   =====    =====     =====

                               ARVINMERITOR, INC.

     The pension liability is included in Retirement Benefits in the consolidated balance sheet as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Pension liability...........................................  $320    $412
Retiree medical liability -- long term (see Note 19)........   228     233
Other.......................................................    35      32
                                                              ----    ----
Retirement Benefits.........................................  $583    $677
                                                              ====    ====

     In accordance with SFAS No. 132 "Employer's Disclosures about Pensions and Other Postretirement Benefits", the PBO, accumulated benefit obligation (ABO) and fair value of plan assets is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases. Additional information is as follows (in millions):

                                               2004                        2003
                                     -------------------------   -------------------------
                                       ABO     ASSETS              ABO     ASSETS
                                     EXCEEDS   EXCEED            EXCEEDS   EXCEED
                                     ASSETS     ABO     TOTAL    ASSETS     ABO     TOTAL
                                     -------   ------   ------   -------   ------   ------
PBO................................  $1,496     $14     $1,510   $1,331     $36     $1,367
ABO................................   1,333      13      1,346    1,176      35      1,211
Plan Assets........................   1,015      26      1,041      766      40        806

     The components of net periodic pension expense are as follows (in millions):

                                                          2004   2003   2002
                                                          ----   ----   ----
Service cost............................................  $ 41   $ 35   $ 32
Interest cost...........................................    81     74     69
Assumed rate of return on plan assets...................   (85)   (78)   (79)
Amortization of prior service cost......................     7      5      3
Amortization of transition asset........................    (1)    (2)    (2)
Curtailment.............................................     4     --     --
Recognized actuarial loss...............................    26      9      4
                                                          ----   ----   ----
Net periodic pension expense............................  $ 73   $ 43   $ 27
                                                          ====   ====   ====

     In connection with the company's sale of the CVS Kenton, OH facility (see
Note 5), the company recognized a curtailment loss of $4 million in the fiscal year ended September 30, 2004.

                               ARVINMERITOR, INC.

     Information about the expected cash flows for the U.S. and non-U.S. pension plans is as follows (in millions):

                                                                 NON
                                                          U.S.   U.S.   TOTAL
                                                          ----   ----   -----
Employer contributions:
  Fiscal 2005 (expected)................................  $ 76   $ 24   $100
Expected benefit payments:
  Fiscal 2005...........................................    44     28     72
  Fiscal 2006...........................................    45     28     73
  Fiscal 2007...........................................    46     29     75
  Fiscal 2008...........................................    46     30     76
  Fiscal 2009...........................................    48     31     79
  Fiscal 2010 -- 2014...................................   270    169    439

     The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans was $11 million, $13 million and $11 million for fiscal 2004, 2003 and 2002, respectively.

21.  INCOME TAXES

     The components of the Provision for Income Taxes are summarized as follows (in millions):

                                                          2004   2003   2002
                                                          ----   ----   ----
Current tax expense (benefit):
  U.S. .................................................  $ 16   $ 25   $(13)
  Foreign...............................................     8     61     84
  State and local.......................................     1     (5)    (2)
                                                          ----   ----   ----
     Total current tax (benefit) expense................    25     81     69
                                                          ----   ----   ----
Deferred tax expense (benefit):
  U.S. .................................................   (28)    16     11
  Foreign...............................................    38    (53)   (44)
  State and local.......................................     9      1     (3)
                                                          ----   ----   ----
     Total deferred tax (benefit) expense...............    19    (36)   (36)
                                                          ----   ----   ----
Provision for Income Taxes..............................  $ 44   $ 45   $ 33
                                                          ====   ====   ====

     The deferred tax expense or benefit represents tax effects of current year deductions or items of income that will be recognized in future periods for tax purposes. The deferred tax benefit primarily represents the tax benefit of current year net operating losses and tax credits carried forward.

                               ARVINMERITOR, INC.

     Net current deferred income tax assets included in the consolidated balance sheet consist of the tax effects of temporary differences related to the following (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Compensation and benefits...................................   $55     $50
Product warranties..........................................    23      20
Inventories.................................................    (3)     (9)
Receivables.................................................    12       6
Other, net..................................................    10      13
                                                               ---     ---
Net current deferred income taxes -- asset..................   $97     $80
                                                               ===     ===

     Net non-current deferred income tax assets included in the consolidated balance sheet consist of the tax effects of temporary differences related to the following (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Retiree medical liability...................................  $ 87    $ 90
Loss and tax credit carryforwards...........................   388     285
Pension liability...........................................    53      76
Taxes on undistributed income...............................   (55)    (53)
Property....................................................   (27)    (14)
Intangible assets...........................................     3      34
Other, net..................................................    13      59
                                                              ----    ----
Subtotal....................................................   462     447
Valuation allowance.........................................   (93)    (62)
                                                              ----    ----
Net non-current deferred income taxes -- asset..............  $369    $415
                                                              ====    ====

     Net deferred current and non-current deferred income tax assets are included in the consolidated balance sheet as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Other current asset (see Note 9)............................  $117    $ 89
Other current liabilities (see Note 13).....................   (20)     (9)
                                                              ----    ----
Net current deferred income taxes -- asset..................    97      80
                                                              ====    ====
Other assets (see Note 11)..................................   428     462
Other liabilities (see Note 14).............................   (59)    (47)
                                                              ----    ----
Net non-current deferred income taxes -- asset..............  $369    $415
                                                              ====    ====

     Management believes it is more likely than not that current and non-current deferred tax assets will reduce future income tax payments. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include: (a) historical operating results, (b) expectations of future earnings and (c) the extended period of time over which the retirement medical and pension liabilities will be paid. The valuation allowance represents the amount of tax benefits related to net operating loss and tax credit carryforwards, which management believes are not likely to be realized. The

                               ARVINMERITOR, INC.

carryforward periods for $251 million of net operating losses and tax credit carryforwards expire between fiscal 2005 and 2024. The carryforward period for the remaining net operating losses and tax credits is indefinite.

     The company's effective tax rate was different from the U.S. statutory rate for the reasons set forth below:

                                                         2004    2003    2002
                                                         -----   -----   ----
Statutory tax rate.....................................   35.0%   35.0%  35.0%
State and local income taxes...........................   (3.5)   (3.1)  (2.5)
Foreign income taxes...................................  (11.9)   (5.4)  (9.6)
Tax audit settlements..................................     --    (3.7)    --
Recognition of basis differences.......................  (14.7)  (22.1)  (1.4)
Tax on undistributed foreign earnings..................    2.0     4.1    1.9
Valuation allowance....................................   19.6    19.9    2.6
Other..................................................   (1.9)    5.3   (2.4)
                                                         -----   -----   ----
Effective tax rate.....................................   24.6%   30.0%  23.6%
                                                         =====   =====   ====

     For fiscal 2004, the significant benefit for recognition of basis differences was related to the following items: (a) favorable book and tax basis differences on the sale of APA, (b) favorable impact of recently issued IRS regulations supporting recoverability of previously disallowed capital losses and (c) utilization of previously unrecognized capital losses associated with our Brazilian restructuring. For fiscal 2003, the significant benefit was primarily due to a restructuring of certain Brazilian operations which increased the long-term deferred tax asset associated with intangible assets.

     The income tax provisions were calculated based upon the following components of income before income taxes (in millions):

                                                          2004   2003   2002
                                                          ----   ----   ----
U.S. income.............................................  $ 17   $ 31   $ 28
Foreign income..........................................   162    119    112
                                                          ----   ----   ----
Total...................................................  $179   $150   $140
                                                          ====   ====   ====

     For fiscal 2004 and 2003, no provision has been made for U.S., state or additional foreign income taxes related to approximately $665 million and $406 million, respectively of undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested.

22.  CONTINGENCIES

  Environmental

     Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have, and will continue to have, an impact on the manufacturing operations of the company. The process of estimating environmental liabilities is complex and dependent on physical and scientific data at the site, uncertainties as to remedies and technologies to be used and the outcome of discussions with regulatory agencies. The company records liabilities for environmental issues in the accounting period in which its responsibility and remediation plans are established and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, the company records a liability for its allocable share of costs related to its involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. At environmental sites in which ArvinMeritor is the only potentially responsible party, the

                               ARVINMERITOR, INC.

company records a liability for the total estimated costs of remediation before consideration of recovery from insurers or other third parties.

     The company has been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which the company's records disclose no involvement or as to which the company's potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2004, to be approximately $27 million, of which $6 million is recorded as a liability.

     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2004, to be approximately $58 million, of which $28 million is recorded as a liability. During fiscal 2004, the company recorded environmental remediation costs of $11 million principally resulting from an agreement with the Environmental Protection Agency to remediate a former Rockwell facility that was sold in 1985.

     Following are the components of the Superfund and Non-Superfund environmental reserves (in millions):

                                                SUPERFUND   NON-SUPERFUND
                                                  SITES         SITES       TOTAL
                                                ---------   -------------   -----
Balance at September 30, 2003.................     $11           $22        $ 33
Payments......................................      (3)           (7)        (10)
Change in cost estimates......................      (2)           13          11
                                                   ---           ---        ----
Balance at September 30, 2004.................     $ 6           $28        $ 34
                                                   ===           ===        ====

     A portion of the environmental reserves is included in Other Current Liabilities (see Note 13), with the majority of the amounts recorded in Other Liabilities (see Note 14).

     The actual amount of costs or damages for which the company may be held responsible could materially exceed the foregoing estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation and other factors that make it difficult to accurately predict actual costs. However, based on management's assessment, after consulting with outside advisors that specialize in environmental matters, and subject to the difficulties inherent in estimating these future costs, the company believes that its expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the company's business, financial condition or results of operations. In addition, in future periods, new laws and regulations, advances in technology and additional information about the ultimate clean up remedy could significantly change the company's estimates. Management cannot assess the possible effect of compliance with future requirements.

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

                               ARVINMERITOR, INC.

     Maremont's asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003
                                                              -----   -----
Unbilled committed settlements..............................   $ 3     $ 4
Pending claims..............................................    69      72
Shortfall and other.........................................     2       6
                                                               ---     ---
  Total asbestos-related reserves...........................   $74     $82
                                                               ===     ===
Asbestos-related recoveries.................................   $72     $76
                                                               ===     ===

     A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Noncurrent Assets and Liabilities (see Notes 9, 11, 13 and 14).

     Unbilled Committed Settlements: The liability for unbilled committed settlements relates to committed settlements that Maremont agreed to pay when Maremont participated in the Center for Claims Resolution (CCR). Maremont shared in the payments of defense and indemnity costs of asbestos-related claims with other CCR members. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 1, 2001, when it was reorganized and discontinued negotiating shared settlements. There were $1 million in billings to insurance companies related to committed settlements in fiscal 2004. There were no significant billings to insurance companies related to committed settlements in fiscal 2003.

     Pending Claims: Upon dissolution of the CCR in February 2001, Maremont began handling asbestos-related claims through its own defense counsel and is committed to examining the merits of each asbestos-related claim. For purposes of establishing reserves for pending asbestos-related claims, Maremont estimates its defense and indemnity costs based on the history and nature of filed claims to date and Maremont's experience. Maremont developed experience factors for estimating indemnity and litigation costs using data on actual experience in resolving claims since February 2001 and its assessment of the nature of the claims. Maremont had approximately 74,000 and 63,000 pending asbestos-related claims at September 30, 2004 and 2003, respectively. The overall increase in the number of pending claims has not materially affected our aggregate estimated loss for such claims. Although the company expects legal defense costs to continue at higher levels than when it participated in the CCR, the company believes its litigation strategy has reduced the average indemnity cost per claim. In addition, although Maremont has been named in these cases, in the cases where actual injury has been alleged very few claimants have established that a Maremont product caused their injuries. Billings to insurance companies for indemnity and defense costs of resolved cases were $12 million and $15 million in fiscal 2004 and 2003, respectively.

     Shortfall: Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs' attorneys, and an estimate of Maremont's obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were $4 million and $1 million in fiscal 2004 and 2003, respectively.

     Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on

                               ARVINMERITOR, INC.

those claims. The coverage is provided by several insurance carriers based on the insurance agreements in place. Based on its assessment of the history and nature of filed claims to date, and of Maremont's insurance carriers, management believes that existing insurance coverage is adequate to cover substantially all costs relating to pending asbestos-related claims.

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

     ArvinMeritor estimates the cost of its expanded recall of TRW model 20-EDL tie rod ends to be approximately $17 million. On May 6, 2002, the company filed suit against TRW in the U.S. District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty, and seeking compensatory and consequential damages in connection with the recall campaign. The company recorded a liability and offsetting receivable for the estimated cost of its expanded recall campaign. In the fourth quarter of fiscal 2004, in anticipation of a settlement with TRW, the company recorded a charge of $4 million as a reduction of the receivable due from TRW at September 30, 2004. In December 2004, the company reached an agreement with TRW settling this matter, resulting in no additional charges to the Company. See Note 13 for additional information related to the company's product warranties.

  Indemnifications

     The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos, and employment-related matters, and the periods of indemnification vary in duration. The company's maximum obligations under such indemnifications cannot be reasonably estimated. The company is not aware of any claims or other information that would give rise to material payments under such indemnifications.

                               ARVINMERITOR, INC.

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

23.  BUSINESS SEGMENT INFORMATION

     The company has two reportable operating segments: Light Vehicle Systems
(LVS) and Commercial Vehicle Systems (CVS). LVS is a major supplier of air and emission systems, aperture systems (roof and door systems), and undercarriage systems (suspension and ride control systems and wheel products) for passenger cars and all-terrain vehicles, light trucks and sport utility vehicles to original equipment manufacturers (OEMs). CVS supplies drivetrain systems and components, including axles and drivelines, braking systems, suspension systems and exhaust and ride control products, for medium- and heavy-duty trucks, trailers and specialty vehicles to OEMs and the commercial vehicle aftermarket. The company's previously reported LVA segment and Other is reported in discontinued operations.

     Segment information is summarized as follows (in millions):

     Sales:

                                                              2004     2003     2002
                                                             ------   ------   ------
  Light Vehicle Systems....................................  $4,818   $4,301   $3,541
  Commercial Vehicle Systems...............................   3,215    2,422    2,249
                                                             ------   ------   ------
  Total....................................................  $8,033   $6,723   $5,790
                                                             ======   ======   ======

     Earnings:

                                                              2004    2003    2002
                                                              -----   -----   -----
Operating Income:
  Light Vehicle Systems.....................................  $ 112   $ 135   $ 169
  Commercial Vehicle Systems................................    164     111      80
                                                              -----   -----   -----
     Segment operating income...............................    276     246     249
  Costs for withdrawn tender offer..........................    (16)     --      --
                                                              -----   -----   -----
     Operating income.......................................    260     246     249
  Equity in earnings (losses) of affiliates.................     19       8      (4)
  Gain on sale of marketable securities.....................      7      --      --
  Interest expense, net and other...........................   (107)   (104)   (105)
                                                              -----   -----   -----
  Income before income taxes and minority interests.........    179     150     140
  Provision for income taxes................................    (44)    (45)    (33)
  Minority interests........................................     (8)     (5)    (11)
                                                              -----   -----   -----
  Income from continuing operations.........................  $ 127   $ 100   $  96
                                                              =====   =====   =====

                               ARVINMERITOR, INC.

     Depreciation and Amortization:

                                                              2004   2003   2002
                                                              ----   ----   ----
  Light Vehicle Systems.....................................  $112   $117   $ 95
  Commercial Vehicle Systems................................    71     68     73
                                                              ----   ----   ----
  Total Depreciation and Amortization.......................  $183   $185   $168
                                                              ====   ====   ====

     Capital Expenditures:

                                                              2004   2003   2002
                                                              ----   ----   ----
  Light Vehicle Systems.....................................  $102   $116   $ 83
  Commercial Vehicle Systems................................    50     57     46
                                                              ----   ----   ----
  Total Capital Expenditures................................  $152   $173   $129
                                                              ====   ====   ====

     Segment Assets:

                                                               2004     2003
                                                              ------   ------
  Light Vehicle Systems.....................................  $2,288   $2,397
  Commercial Vehicle Systems................................   1,938    1,696
                                                              ------   ------
     Segment total assets...................................   4,226    4,093
Corporate(1)................................................     798      611
Discontinued operations.....................................     615      744
                                                              ------   ------
Total assets................................................  $5,639   $5,448
                                                              ======   ======

---------------

(1) Corporate assets consist primarily of cash, taxes and prepaid pension costs. For fiscal 2004 and 2003, segment assets include $365 million and $393 million, respectively, of receivables sold to ARC under the accounts receivable securitization and factoring programs (see Note 6). As a result, corporate assets are reduced to account for the impact of the sale.

     A summary of the changes in the carrying value of goodwill is as follows (in millions):

                                                              LVS    CVS    TOTAL
                                                              ----   ----   -----
Balance at September 30, 2003...............................  $355   $421   $776
Goodwill resulting from Zeuna Starker.......................     4     --      4
Foreign currency translation................................    15     13     28
                                                              ----   ----   ----
Balance at September 30, 2004...............................  $374   $434   $808
                                                              ====   ====   ====

                               ARVINMERITOR, INC.

     Sales by geographic area are based on the location of the selling unit. Information on the company's geographic areas is summarized as follows (in millions):

     Sales by Geographic Area:

                                                              2004     2003     2002
                                                             ------   ------   ------
  U.S. ....................................................  $3,030   $2,608   $2,586
  Canada...................................................     543      482      487
  Mexico...................................................     451      325      312
                                                             ------   ------   ------
          Total North America..............................   4,024    3,415    3,385
  Germany..................................................     738      619      218
  U.K......................................................     523      513      446
  France...................................................     494      376      339
  Other Europe.............................................   1,409    1,085      878
                                                             ------   ------   ------
          Total Europe.....................................   3,164    2,593    1,881
  Asia/Pacific.............................................     397      347      245
  Other....................................................     448      368      279
                                                             ------   ------   ------
Total sales................................................  $8,033   $6,723   $5,790
                                                             ======   ======   ======

     Assets by Geographic Area (excludes assets of discontinued operations):

                                                               2004     2003
                                                              ------   ------
  U.S. .....................................................  $2,198   $1,998
  Canada....................................................     268      238
  Mexico....................................................     155      154
                                                              ------   ------
          Total North America...............................   2,621    2,390
  U.K. .....................................................     471      546
  Germany...................................................     493      436
  France....................................................     221      193
  Other Europe..............................................     732      653
                                                              ------   ------
          Total Europe......................................   1,917    1,828
Asia/Pacific................................................     211      193
Other.......................................................     275      293
                                                              ------   ------
Total.......................................................  $5,024   $4,704
                                                              ======   ======

     Sales to DaimlerChrysler AG (which owns Chrysler, Mercedes-Benz AG and Freightliner Corporation) represented 19 percent, 18 percent and 18 percent of the company's sales in fiscal 2004, 2003 and 2002, respectively. Sales to General Motors Corporation comprised 13 percent,14 percent and 16 percent of the company's sales in fiscal 2004, 2003 and 2002, respectively. Sales to Ford Motor Company comprised 10 percent of the company's sales in fiscal 2004 and 2003 and 11 percent in fiscal 2002. Sales to Volkswagen comprised 10 percent of the company's sales in fiscal 2004 and 2003. No other customer comprised 10 percent or more of the company's sales in each of the three fiscal years ended September 30, 2004.

                               ARVINMERITOR, INC.

24.  QUARTERLY FINANCIAL INFORMATION

     The following is a condensed summary of the company's unaudited quarterly results for fiscal 2004 and 2003. Amounts related to prior quarters have been restated to reflect LVA and Roll Coater as discontinued operations. Per share amounts are based on the weighted average shares outstanding for that quarter. Earnings per share for the year may not equal the sum of the four fiscal quarters' earnings per share due to changes in basic and diluted shares outstanding.

     As discussed in Note 2, during the fourth quarter of fiscal 2004, the company changed its method of accounting for certain CVS inventories to FIFO from LIFO. In accordance with accounting principles generally accepted in the United States, all prior periods have been restated to give retroactive effect to this change. The effect of this change decreased previously reported net income in the third quarter of fiscal 2004 by $2 million ($0.03 per diluted share).

                                                         2004 FISCAL QUARTERS (UNAUDITED)
                                                    ------------------------------------------
                                                    FIRST    SECOND   THIRD    FOURTH    2004
                                                    ------   ------   ------   ------   ------
                                                     (IN MILLIONS, EXCEPT SHARE-RELATED DATA)
Sales.............................................  $1,924   $1,996   $2,099   $2,014   $8,033
Cost of sales.....................................   1,775    1,825    1,913    1,853    7,366
Provision for income taxes........................       8       15       17        4       44
Income from continuing operations.................      15       40       42       30      127
Net income........................................      19       41       51     (153)     (42)
Basic earnings per share from continuing
  operations......................................    0.22     0.59     0.62     0.45     1.89
Diluted earnings per share from continuing
  operations......................................    0.22     0.58     0.61     0.44     1.85

     Fourth quarter income from continuing operations included a restructuring charge of $5 million, or $0.06 per diluted share and environmental remediation costs of $3 million, or $0.04 per diluted share. Fourth quarter net loss included a goodwill impairment charge of $190 million, or $2.77 per diluted share in its LVA reporting unit. Second quarter income from continuing operations included a gain on the sale of the company's 75-percent shareholdings in APA of $20 million and environmental remediation costs of $6 million, or $0.09 per diluted share. First quarter 2004 income from continuing operations included a net charge of $6 million, or $0.09 per diluted share as a result of the company's decision to withdraw its tender offer for Dana.

                                                         2003 FISCAL QUARTERS (UNAUDITED)
                                                    ------------------------------------------
                                                    FIRST    SECOND   THIRD    FOURTH    2003
                                                    ------   ------   ------   ------   ------
                                                     (IN MILLIONS, EXCEPT SHARE-RELATED DATA)
Sales.............................................  $1,460   $1,739   $1,826   $1,698   $6,723
Cost of sales.....................................   1,322    1,585    1,657    1,568    6,132
Provision for income taxes........................      11        5       18       11       45
Income from continuing operations.................      24       15       35       26      100
Net income........................................      32       20       47       34      133
Basic earnings per share from continuing
  operations......................................    0.36     0.22     0.52     0.39     1.50
Diluted earnings per share from continuing
  operations......................................    0.35     0.22     0.52     0.38     1.48

     The effect of the change to FIFO from LIFO decreased previously reported net income in the second quarter of fiscal 2003 by $4 million ($0.06 per diluted share) and increased previously reported net income in the fourth quarter of fiscal 2003 by $1 million ($0.02 per diluted share).

     Fourth quarter 2003 income from continuing operations included a gain on the sale of the net assets associated with the company's exhaust tube manufacturing facility of $14 million, or $0.21 per diluted share.

                               ARVINMERITOR, INC.

Fourth quarter net income included a $4 million after-tax, or $0.06 per diluted share cumulative effect of accounting change related to the adoption of FIN 46 (see Note 2).

     Also included in the fourth quarter of fiscal 2003 income from continuing operations was a $6 million after-tax charge, or $0.09 per diluted share, related to account reconciliations and information system implementation issues in a facility in Mexico, of which $4 million related to prior fiscal years. Account reconciliations include transactions previously not identified or recorded, resulting from the failure to either reconcile accounts or to resolve reconciliation issues in a timely matter. It has been determined that the amount related to prior fiscal years is not material, both individually and in the aggregate on both a quantitative and qualitative basis, to the trends in the financial statements for the periods presented, to the prior periods affected and to a fair presentation of the company's results of operations and financial position.

25.  SUPPLEMENTAL FINANCIAL INFORMATION

                                                          2004   2003   2002
                                                          ----   ----   ----
                                                            (IN MILLIONS)
Balance sheet data:
     Allowance for doubtful accounts....................  $ 26   $ 16   $ 12
Statement of operations data:
     Maintenance and repairs expense....................  $103   $ 92   $ 79
     Research, development and engineering expense......   156    160    122
     Rental expense.....................................    33     30     21
Statement of cash flows data:
     Interest payments..................................  $103   $102   $ 96
     Income tax payments................................    71    113     58

26.  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     In July 2004, the company entered into a new revolving credit agreement (see Note 15). As part of the new agreement, certain domestic subsidiaries of the company, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the agreement (Guarantors). Concurrently, the company voluntarily agreed to provide similar subsidiary guarantees for the benefit of the holders of the publicly-held notes outstanding under the company's two indentures. In lieu of providing separate audited financial statements for the Guarantors, the company has included the accompanying condensed consolidating financial statements.

     These condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the company's share of the subsidiary's cumulative results of operations, capital contributions and distributions and other equity changes. The Guarantor subsidiaries are combined in the condensed consolidating financial statements.

                               ARVINMERITOR, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN MILLIONS)

                                                       FISCAL YEAR ENDED SEPTEMBER 30, 2004
                                              -------------------------------------------------------
                                                                       NON-
                                              PARENT   GUARANTORS   GUARANTORS   ELIMS   CONSOLIDATED
                                              ------   ----------   ----------   -----   ------------
Sales
  External..................................  $  --     $ 2,910      $ 5,123     $  --     $ 8,033
  Subsidiaries..............................     --         190          438      (628)         --
                                              -----     -------      -------     -----     -------
Total sales.................................     --       3,100        5,561      (628)      8,033
Cost of sales...............................    (37)     (2,803)      (5,154)      628      (7,366)
                                              -----     -------      -------     -----     -------
GROSS MARGIN................................    (37)        297          407        --         667
  Selling, general and administrative.......    (75)       (184)        (126)       --        (385)
  Restructuring costs.......................     (5)         (7)          (3)       --         (15)
  Gains on divestitures, net................     --          --           20        --          20
  Environmental remediation costs...........     --         (11)          --        --         (11)
  Costs for withdrawn tender offer..........    (16)         --           --        --         (16)
                                              -----     -------      -------     -----     -------
OPERATING INCOME............................   (133)         95          298        --         260
  Equity in earnings (losses) of
     affiliates.............................      2           4           13        --          19
  Gain on sale of marketable securities.....      7          --           --        --           7
  Other income (expense), net...............     13         (23)          10        --          --
  Interest expense, net and other...........    (92)         (2)         (13)       --        (107)
                                              -----     -------      -------     -----     -------
INCOME BEFORE INCOME TAXES..................   (203)         74          308        --         179
  Provision for income taxes................     81         (20)        (105)       --         (44)
  Minority interests........................     --          --           (8)       --          (8)
                                              -----     -------      -------     -----     -------
INCOME FROM CONTINUING OPERATIONS...........   (122)         54          195        --         127
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS................................     --        (109)         (60)       --        (169)
  Equity in net income of subsidiaries......     80         131           --      (211)         --
                                              -----     -------      -------     -----     -------
NET INCOME (LOSS)...........................  $ (42)    $    76      $   135     $(211)    $   (42)
                                              =====     =======      =======     =====     =======

                               ARVINMERITOR, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN MILLIONS)

                                                      FISCAL YEAR ENDED SEPTEMBER 30, 2003
                                             -------------------------------------------------------
                                                                      NON-
                                             PARENT   GUARANTORS   GUARANTORS   ELIMS   CONSOLIDATED
                                             ------   ----------   ----------   -----   ------------
Sales
  External.................................  $  --     $ 2,572      $ 4,151     $  --     $ 6,723
  Subsidiaries.............................     --         135          386      (521)         --
                                             -----     -------      -------     -----     -------
Total sales................................     --       2,707        4,537      (521)      6,723
Cost of sales..............................    (40)     (2,431)      (4,182)      521      (6,132)
                                             -----     -------      -------     -----     -------
GROSS MARGIN...............................    (40)        276          355        --         591
  Selling, general and administrative......    (63)       (147)        (130)       --        (340)
  Restructuring costs......................     (1)        (12)          (7)       --         (20)
  Gains on divestitures, net...............     --          15           --        --          15
                                             -----     -------      -------     -----     -------
OPERATING INCOME...........................   (104)        132          218        --         246
  Equity in earnings (losses) of
     affiliates............................     --           2            6        --           8
  Other income (expense), net..............     15           3          (18)       --          --
  Interest expense, net and other..........    (94)          4          (14)       --        (104)
                                             -----     -------      -------     -----     -------
INCOME BEFORE INCOME TAXES.................   (183)        141          192        --         150
  Provision for income taxes...............     56         (54)         (47)       --         (45)
  Minority interests.......................     --          --           (5)       --          (5)
                                             -----     -------      -------     -----     -------
INCOME FROM CONTINUING OPERATIONS..........   (127)         87          140        --         100
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS...............................     --          19           18        --          37
                                             -----     -------      -------     -----     -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE........................   (127)        106          158        --         137
  Cumulative effect of accounting change...     (4)         --           --        --          (4)
  Equity in net income of subsidiaries.....    264         139           --      (403)         --
                                             -----     -------      -------     -----     -------
NET INCOME.................................  $ 133     $   245      $   158     $(403)    $   133
                                             =====     =======      =======     =====     =======

                               ARVINMERITOR, INC.

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN MILLIONS)

                                                      FISCAL YEAR ENDED SEPTEMBER 30, 2002
                                             -------------------------------------------------------
                                                                      NON-
                                             PARENT   GUARANTORS   GUARANTORS   ELIMS   CONSOLIDATED
                                             ------   ----------   ----------   -----   ------------
Sales
  External.................................  $  --     $ 2,590      $ 3,200     $  --     $ 5,790
  Subsidiaries.............................     --         138          347      (485)         --
                                             -----     -------      -------     -----     -------
Total sales................................     --       2,728        3,547      (485)      5,790
Cost of sales..............................    (31)     (2,451)      (3,230)      485      (5,227)
                                             -----     -------      -------     -----     -------
GROSS MARGIN...............................    (31)        277          317        --         563
  Selling, general and administrative......    (72)       (138)         (93)       --        (303)
  Restructuring costs......................     (2)          2          (11)       --         (11)
                                             -----     -------      -------     -----     -------
OPERATING INCOME...........................   (105)        141          213        --         249
  Equity in earnings (losses) of
     affiliates............................      2           1           (7)       --          (4)
  Other income (expense), net..............      6           4          (10)       --          --
  Interest expense, net and other..........    (91)        (12)          (2)       --        (105)
                                             -----     -------      -------     -----     -------
INCOME BEFORE INCOME TAXES.................   (188)        134          194        --         140
  Provision for income taxes...............     67         (53)         (47)       --         (33)
  Minority interests.......................     --          --          (11)       --         (11)
                                             -----     -------      -------     -----     -------
INCOME FROM CONTINUING OPERATIONS..........   (121)         81          136        --          96
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS...............................     --          18           35        --          53
                                             -----     -------      -------     -----     -------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE........................   (121)         99          171        --         148
  Cumulative effect of accounting change...     --          --          (42)       --         (42)
  Equity in net income of subsidiaries.....    228         113           --      (341)         --
                                             -----     -------      -------     -----     -------
NET INCOME.................................  $ 107     $   212      $   129     $(341)    $   107
                                             =====     =======      =======     =====     =======

                               ARVINMERITOR, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 (IN MILLIONS)

                                                              SEPTEMBER 30, 2004
                                           ---------------------------------------------------------
                                                                    NON-
                                           PARENT   GUARANTORS   GUARANTORS    ELIMS    CONSOLIDATED
                                           ------   ----------   ----------   -------   ------------
CURRENT ASSETS
  Cash...................................  $    2     $    1       $  129     $    --      $  132
  Receivables, net.......................      --        148        1,330          --       1,478
  Inventories............................      --        182          341          --         523
  Other current assets...................      20         82          136          --         238
  Assets of discontinued operations......      --        128          487          --         615
                                           ------     ------       ------     -------      ------
          TOTAL CURRENT ASSETS...........      22        541        2,423          --       2,986
                                           ------     ------       ------     -------      ------
NET PROPERTY.............................      39        281          712          --       1,032
GOODWILL.................................      --        156          652          --         808
OTHER ASSETS.............................     422         39          352                     813
INVESTMENTS IN SUBSIDIARIES..............   3,219      2,190           --      (5,409)         --
                                           ------     ------       ------     -------      ------
          TOTAL ASSETS...................  $3,702     $3,207       $4,139     $(5,409)     $5,639
                                           ======     ======       ======     =======      ======
CURRENT LIABILITIES
  Short-term debt........................  $   --     $   --       $    3     $    --      $    3
  Accounts payable.......................      16        438          912          --       1,366
  Other current liabilities..............     196        179          247          --         622
  Liabilities of discontinued
     operations..........................      --        111          171          --         282
                                           ------     ------       ------     -------      ------
          TOTAL CURRENT LIABILITIES......     212        728        1,333          --       2,273
                                           ------     ------       ------     -------      ------
LONG-TERM DEBT...........................   1,459         --           28          --       1,487
RETIREMENT BENEFITS......................     447         --          136          --         583
INTERCOMPANY PAYABLE (RECEIVABLE)........     531       (493)         (38)         --          --
OTHER LIABILITIES........................      65         38          144          --         247
MINORITY INTERESTS.......................      --         --           61          --          61
SHAREOWNERS' EQUITY......................     988      2,934        2,475      (5,409)        988
                                           ------     ------       ------     -------      ------
          TOTAL LIABILITIES AND
            SHAREOWNERS' EQUITY..........  $3,702     $3,207       $4,139     $(5,409)     $5,639
                                           ======     ======       ======     =======      ======

                               ARVINMERITOR, INC.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 (IN MILLIONS)

                                                              SEPTEMBER 30, 2003
                                           ---------------------------------------------------------
                                                                    NON-
                                           PARENT   GUARANTORS   GUARANTORS    ELIMS    CONSOLIDATED
                                           ------   ----------   ----------   -------   ------------
CURRENT ASSETS
  Cash...................................  $    2     $   11       $   90     $    --      $  103
  Receivables, net.......................       3        111        1,094          --       1,208
  Inventories............................      --        157          304          --         461
  Other current assets...................      58         52           96          --         206
  Assets of discontinued operations......      --        259          485          --         744
                                           ------     ------       ------     -------      ------
          TOTAL CURRENT ASSETS...........      63        590        2,069          --       2,722
                                           ------     ------       ------     -------      ------
NET PROPERTY.............................      38        275          768          --       1,081
GOODWILL.................................      --        156          620          --         776
OTHER ASSETS.............................     408         65          396          --         869
INVESTMENTS IN SUBSIDIARIES..............   3,575      1,897           --      (5,472)         --
                                           ------     ------       ------     -------      ------
          TOTAL ASSETS...................  $4,084     $2,983       $3,853     $(5,472)     $5,448
                                           ======     ======       ======     =======      ======
CURRENT LIABILITIES
  Short-term debt........................  $   --     $   --       $   18     $    --      $   18
  Accounts payable.......................      25        344          774          --       1,143
  Other current liabilities..............     204        128          212          --         544
  Liabilities of discontinued
     operations..........................      --        142          139          --         281
                                           ------     ------       ------     -------      ------
          TOTAL CURRENT LIABILITIES......     229        614        1,143          --       1,986
                                           ------     ------       ------     -------      ------
LONG-TERM DEBT...........................   1,517         --           24          --       1,541
RETIREMENT BENEFITS......................     536          2          139          --         677
INTERCOMPANY PAYABLE (RECEIVABLE)........     819       (932)         113          --          --
OTHER LIABILITIES........................      53         44          156          --         258
MINORITY INTERESTS.......................      --         --           61          --          61
SHAREOWNERS' EQUITY......................     925      3,255        2,217      (5,472)        925
                                           ------     ------       ------     -------      ------
          TOTAL LIABILITIES AND
            SHAREOWNERS' EQUITY..........  $4,084     $2,983       $3,853     $(5,472)     $5,448
                                           ======     ======       ======     =======      ======

                               ARVINMERITOR, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                        FISCAL YEAR ENDED SEPTEMBER 30, 2004
                                               -------------------------------------------------------
                                                                        NON-
                                               PARENT   GUARANTORS   GUARANTORS   ELIMS   CONSOLIDATED
                                               ------   ----------   ----------   -----   ------------
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES........  $(131)      $ 37        $ 313       $--       $ 219
                                               -----       ----        -----       ---       -----
INVESTING ACTIVITIES
  Capital expenditures.......................     (6)       (59)         (87)       --        (152)
  Proceeds from disposition of property,
     businesses and marketable securities....     18         15           70        --         103
  Acquisition of businesses, net of cash, and
     investments.............................     --         --           (3)       --          (3)
  Cash used by discontinued operations.......     --         (4)         (64)       --         (68)
                                               -----       ----        -----       ---       -----
CASH USED FOR INVESTING ACTIVITIES...........     12        (48)         (84)       --        (120)
                                               -----       ----        -----       ---       -----
FINANCING ACTIVITIES
  Net payments on debt.......................    (53)        --           (2)       --         (55)
  Cash dividends.............................    (28)        --           --        --         (28)
  Proceeds from exercise of stock options....      6         --           --        --           6
  Intercompany advances......................    195         --         (195)       --          --
                                               -----       ----        -----       ---       -----
CASH USED FOR FINANCING ACTIVITIES...........    120         --         (197)       --         (77)
                                               -----       ----        -----       ---       -----
EFFECT OF CHANGES IN FOREIGN CURRENCY
  EXCHANGE RATES ON CASH.....................     --         --            7        --           7
                                               -----       ----        -----       ---       -----
CHANGE IN CASH...............................      1        (11)          39        --          29
CASH AT BEGINNING OF YEAR....................      2         11           90        --         103
                                               -----       ----        -----       ---       -----
CASH AT END OF YEAR..........................  $   3       $ --        $ 129       $--       $ 132
                                               =====       ====        =====       ===       =====

                               ARVINMERITOR, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                        FISCAL YEAR ENDED SEPTEMBER 30, 2003
                                               -------------------------------------------------------
                                                                        NON-
                                               PARENT   GUARANTORS   GUARANTORS   ELIMS   CONSOLIDATED
                                               ------   ----------   ----------   -----   ------------
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES........   $ 49       $ 67        $ 158       $--       $ 274
                                                ----       ----        -----       ---       -----
INVESTING ACTIVITIES
  Capital expenditures.......................    (18)       (54)        (101)       --        (173)
  Proceeds from disposition of property,
     businesses and marketable securities....     --         --          104        --         104
  Acquisition of businesses, net of cash, and
     investments.............................    (11)       (13)         (83)       --        (107)
  Cash used by discontinued operations.......     --         --          (15)       --         (15)
                                                ----       ----        -----       ---       -----
CASH USED FOR INVESTING ACTIVITIES...........     29        (67)         (95)       --        (191)
                                                ----       ----        -----       ---       -----
FINANCING ACTIVITIES
  Net payments on debt.......................      1         --          (30)       --         (29)
  Cash dividends.............................    (27)        --           --        --         (27)
  Intercompany advances......................     16         --          (16)       --          --
                                                ----       ----        -----       ---       -----
CASH USED FOR FINANCING ACTIVITIES...........    (10)        --          (46)       --         (56)
                                                ----       ----        -----       ---       -----
EFFECT OF CHANGES IN FOREIGN CURRENCY
  EXCHANGE RATES ON CASH.....................     --         --           20        --          20
                                                ----       ----        -----       ---       -----
CHANGE IN CASH...............................     10         --           37        --          47
CASH AT BEGINNING OF YEAR....................     (8)        11           53        --          56
                                                ----       ----        -----       ---       -----
CASH AT END OF YEAR..........................   $  2       $ 11        $  90       $--       $ 103
                                                ====       ====        =====       ===       =====

                               ARVINMERITOR, INC.

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                        FISCAL YEAR ENDED SEPTEMBER 30, 2002
                                               -------------------------------------------------------
                                                                        NON-
                                               PARENT   GUARANTORS   GUARANTORS   ELIMS   CONSOLIDATED
                                               ------   ----------   ----------   -----   ------------
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES........   $ 39       $ 68        $  77       $--       $ 184
                                                ----       ----        -----       ---       -----
INVESTING ACTIVITIES
  Capital expenditures.......................     (5)       (46)         (78)       --        (129)
  Acquisition of businesses, net of cash, and
     investments.............................     --        (10)         (15)       --         (25)
  Cash used by discontinued operations.......     --         (7)         (37)       --         (44)
                                                ----       ----        -----       ---       -----
CASH USED FOR INVESTING ACTIVITIES...........     (5)       (63)        (130)       --        (198)
                                                ----       ----        -----       ---       -----
FINANCING ACTIVITIES
  Net payments on debt.......................    (27)        --           --        --         (27)
  Cash dividends.............................    (27)        --           --        --         (27)
  Proceeds from exercise of stock options....     22         --           --        --          22
  Intercompany advances......................    (33)        --           33        --          --
                                                ----       ----        -----       ---       -----
CASH USED FOR FINANCING ACTIVITIES...........    (65)        --           33        --         (32)
                                                ----       ----        -----       ---       -----
EFFECT OF CHANGES IN FOREIGN CURRENCY
  EXCHANGE RATES ON CASH.....................     --         --            1        --           1
                                                ----       ----        -----       ---       -----
CHANGE IN CASH...............................    (31)         5          (19)       --         (45)
CASH AT BEGINNING OF YEAR....................     23          6           72        --         101
                                                ----       ----        -----       ---       -----
CASH AT END OF YEAR..........................   $ (8)      $ 11        $  53       $--       $  56
                                                ====       ====        =====       ===       =====

27.  SUBSEQUENT EVENTS

     On October 4, 2004, the company formed two joint ventures with AB Volvo to manufacture and distribute axles from a facility in France. The results of operations and financial position of these joint ventures will be consolidated by the company in the first quarter of fiscal 2005.

     In November 2004, Meritor Suspensions Systems Company (MSSC), a 57 percent owned consolidated joint venture of the company, announced the decision to close its Sheffield, England stabilizer bar plant. MSSC expects to record restructuring and other costs of approximately $10 million related to this action.

     In December 2004, the company completed the divestiture of its LVS Columbus, Indiana automotive stamping and components manufacturing operation. This action is part of the company's plan to rationalize its operations and focus on its core automotive businesses. This manufacturing operation had sales of $83 million in fiscal 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 ("Exchange Act"), management, with the participation of Charles G. McClure, Jr., Chairman of the Board, Chief Executive Officer and President, and S. Carl Soderstrom, Jr., Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in ArvinMeritor's internal control over financial reporting in the fiscal quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

     In connection with the rule, we continue to review and document our disclosure controls and procedures, including our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that our systems evolve with the business.

ITEM 9B.  OTHER INFORMATION.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF ARVINMERITOR.

     See the information under the captions Election of Directors, Information as to Nominees for Director and Continuing Directors, Involvement in Certain Legal Proceedings and Compliance with Section 16(a) of the Exchange Act in the 2005 Proxy Statement. See also the information with respect to executive officers of ArvinMeritor under Item 4a of Part I. No director or nominee for director was selected pursuant to any arrangement or understanding between that individual and any person other than ArvinMeritor pursuant to which such person is or was to be selected as a director or nominee. There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the directors or nominees for director and any other director, executive officer or person nominated to become a director or executive officer.

     ArvinMeritor has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are William D. George, Jr. (chairman), David W. Devonshire, Charles H. Harff, Victoria B. Jackson and James E. Marley. The Board of Directors has determined that ArvinMeritor has at least one "audit committee financial expert" (as defined in Item 401(h) of Regulation S-K), David
W. Devonshire, serving on the Audit Committee. Mr. Devonshire is "independent," as defined in the listing standards of the New York Stock Exchange.

     The charters of the Audit Committee, the Compensation and Management Development Committee, the Corporate Governance and Nominating Committee and the Environmental and Social Responsibility Committee of the Board of Directors are posted on our website, www.arvinmeritor.com, in the section headed
"Investors -- Corporate Governance."

     All ArvinMeritor employees, including our chief executive officer, chief financial officer, controller and other executive officers, are required to comply with our corporate policies regarding Standards of Business Conduct and Conflicts of Interest. ArvinMeritor's ethics manual, including the text of the policies on Standards of Business Conduct and Conflicts of Interest, is posted on our website (www.arvinmeritor.com), in the section headed
"Investors -- Corporate Governance." We will also post on our website any amendment to, or waiver from, a provision of our policies that applies to our chief executive officer, chief financial officer or controller, and that relates to any of the following elements of these policies: honest and ethical conduct; disclosure in reports or documents filed by the company with the SEC and in other public communications; compliance with applicable laws, rules and regulations; prompt internal reporting of code violations; and accountability for adherence to the policies.

ITEM 11.  EXECUTIVE COMPENSATION.

     See the information under the captions Compensation of Directors, Executive Compensation, Agreements with Named Executive Officers and Retirement Benefits in the 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2005 Proxy Statement.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     See the information under the caption Securities Authorized for Issuance under Other Equity Compensation Plans in the 2005 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     See the information under the caption Independent Accountants' Fees in the 2005 Proxy Statement.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

     (1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

     Consolidated Statement of Operations, years ended September 30, 2004, 2003 and 2002.

     Consolidated Balance Sheet, September 30, 2004 and 2003.

     Consolidated Statement of Cash Flows, years ended September 30, 2004, 2003 and 2002.

     Consolidated Statement of Shareowners' Equity, years ended September 30, 2004, 2003 and 2002.

     Notes to Consolidated Financial Statements.

     Report of Independent Registered Public Accounting Firm.

     (2) Financial Statement Schedule for the years ended September 30, 2004, 2003 and 2002.

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

     (3) Exhibits

      3-a     Restated Articles of Incorporation of ArvinMeritor, filed as
              Exhibit 4.01 to ArvinMeritor's Registration Statement on
              Form S-4, as amended (Registration Statement No. 333-36448)
              ("Form S-4"), is incorporated by reference.
      3-b     By-laws of ArvinMeritor, filed as Exhibit 3 to
              ArvinMeritor's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003 (File No. 1-15983), is incorporated by reference.
      4-a     Rights Agreement, dated as of July 3, 2000, between
              ArvinMeritor and The Bank of New York (successor to
              EquiServeTrust Company, N.A.), as rights agent, filed as
              Exhibit 4.03 to the Form S-4, is incorporated by reference.
      4-b Indenture, dated as of April 1, 1998, between ArvinMeritor and BNY Midwest Trust Company (successor to The Chase
              Manhattan Bank), as trustee, filed as Exhibit 4 to Meritor's
              Registration Statement on Form S-3 (Registration No.
              333-49777), is incorporated by reference.
      4-b-1 First Supplemental Indenture, dated as of July 7, 2000, to the Indenture, dated as of April 1, 1998, between ArvinMeritor and BNY Midwest Trust Company (successor to The
              Chase Manhattan Bank), as trustee, filed as Exhibit 4-b-1 to ArvinMeritor's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-15983) ("2000 Form
              10-K"), is incorporated by reference.
      4-b-2 Second Supplemental Indenture, dated as of July 6, 2004, to the Indenture, dated as of April 1, 1998, between ArvinMeritor and BNY Midwest Trust Company (successor to The
              Chase Manhattan Bank), as trustee, filed as Exhibit 4-a to ArvinMeritor's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004 (File No. 1-15983), is incorporated by reference.
      4-c Indenture dated as of July 3, 1990, as supplemented by a First Supplemental Indenture dated as of March 31, 1994, between ArvinMeritor and BNY Midwest Trust Company
              (successor to Harris Trust and Savings Bank), as trustee, filed as Exhibit 4-4 to Arvin's Registration Statement on
              Form S-3 (Registration No. 33-53087), is incorporated by reference.
      4-c-1 Second Supplemental Indenture, dated as of July 7, 2000, to the Indenture dated as of July 3, 1990, between ArvinMeritor and BNY Midwest Trust Company (successor to Harris Trust and
              Savings Bank), as trustee, filed as Exhibit 4-c-1 to the 2000 Form 10-K, is incorporated by reference.
      4-c-2 Third Supplemental Indenture, dated as of July 6, 2004, to the Indenture, dated as of July 3, 1990, between ArvinMeritor and BNY Midwest Trust Company (successor to
              Harris Trust and Savings Bank), as trustee, filed as Exhibit
              4-b to ArvinMeritor's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004 (File No. 1-15983), is incorporated by reference.
      4-d     Indenture, dated as of January 28, 1997, between
              ArvinMeritor and Wilmington Trust Company, as trustee, filed as Exhibit 4.4 to Arvin's Registration Statement on Form S-3
              (Registration No. 333-18521), is incorporated by reference.
      4-d-1 First Supplemental Indenture, dated as of January 28, 1997, to the Indenture dated as of January 28, 1997, between ArvinMeritor and Wilmington Trust Company, as trustee, filed as Exhibit 4.5 to Arvin's Current Report on Form 8-K dated
              February 10, 1997 (File No. 1-302), is incorporated by reference.
      4-d-2 Second Supplemental Indenture, dated as of July 7, 2000, to the Indenture dated as of January 28, 1997, between ArvinMeritor and Wilmington Trust Company, filed as Exhibit
              4-d-2 to the 2000 Form 10-K, is incorporated by reference.

     10-a     Credit Agreement, dated as of July 6, 2004, among
              ArvinMeritor, the subsidiary borrowers from time to time
              parties thereto, the institutions from time to time parties thereto as lenders, Bank One, NA (Main Office Chicago), as
              Administrative Agent, JP Morgan Chase Bank and Citicorp
              North America, Inc., as Syndication Agents, and ABN AMRO
              Bank N.V., BNP Paribas and UBS Securities LLC, as
              Documentation Agents, filed as Exhibit 10 to ArvinMeritor's
              Quarterly Report on Form 10-Q for the quarterly period ended
              June 27, 2004 (File No. 1-15983), is incorporated by
              reference.
    *10-b-1   1997 Long-Term Incentives Plan, as amended and restated,
              filed as Exhibit 10-a to ArvinMeritor's Current Report on
              Form 8-K dated December 7, 2004 (File No. 1-15983) is
              incorporated by reference.
    *10-b-2   Form of Restricted Stock Agreement under the 1997 Long-Term
              Incentives Plan, filed as Exhibit 10-a-2 to Meritor's Annual
              Report on Form 10-K for the fiscal year ended September 30,
              1997 (File No. 1-13093)("1997 Form 10-K"), is incorporated by reference.
    *10-b-3   Form of Option Agreement under the 1997 Long-Term Incentives
              Plan, filed as Exhibit 10(a) to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998
              (File No. 1-13093), is incorporated by reference.
    *10-b-4   Form of Performance Share Agreement under the 1997 Long-Term
              Incentives Plan, filed as Exhibit 10-b to ArvinMeritor's
              Current Report on Form 8-K dated December 7, 2004 (File No.
              1-15983) is incorporated by reference.
    *10-c-1   Description of Compensation of Non-Employee Directors.
    *10-c-2   2004 Directors Stock Plan, filed as Exhibit 10-a to
              ArvinMeritor's Quarterly Report on Form 10-Q for the
              quarterly period ended March 28, 2004 (File No. 1-15983), is incorporated by reference.
    *10-c-3   Form of Restricted Share Unit Agreement under the 2004
              Directors Stock Plan.
    *10-d     Incentive Compensation Plan, filed as Exhibit 10-c-1 to the
              1997 Form 10-K, is incorporated by reference.
    *10-e     Copy of resolution of the Board of Directors of
              ArvinMeritor, adopted on July 6, 2000, providing for its
              Deferred Compensation Policy for Non-Employee Directors,
              filed as Exhibit 10-f to the 2000 Form 10-K, is incorporated by reference.
    *10-f     Deferred Compensation Plan, filed as Exhibit 10-e-1 to
              Meritor's Annual Report on Form 10-K for the fiscal year
              ended September 30, 1998 (File No. 1-13093), is incorporated by reference.
    *10-g     1998 Stock Benefit Plan, as amended, filed as Exhibit (d)(2)
              to ArvinMeritor's Schedule TO, Amendment No. 3 (File No.
              5-61023), is incorporated by reference.
    *10-h     Employee Stock Benefit Plan, as amended, filed as Exhibit
              (d)(3) to ArvinMeritor's Schedule TO, Amendment No. 3 (File
              No. 5-61023), is incorporated by reference.
    *10-i     1988 Stock Benefit Plan, as amended, filed as Exhibit 10 to
              Arvin's Quarterly Report on Form 10-Q for the quarterly
              period ended July 3, 1988, and as Exhibit 10(E) to Arvin's
              Quarterly Report on Form 10-Q for the quarterly period ended
              July 4, 1993 (File No. 1-302), is incorporated by reference.
     10-j     Second Amended and Restated Receivables Sale Agreement,
              dated as of September 26, 2002, among ArvinMeritor
              Receivables Corporation, the company, Credit Lyonnais,
              Bayerische Landesbank, New York Branch, ABN AMRO N.V., Giro
              Balanced Funding Corporation, La Fayette Asset
              Securitization LLC, Amsterdam Funding Corporation and the
              other purchasers party thereto, filed as Exhibit 10-k to
              ArvinMeritor's Annual Report on Form 10-K for the fiscal
              year ended September 29, 2002 (File No. 1-15983) ("2002 Form
              10-K"), is incorporated by reference.

     10-k     Second Amendment to Second Amended and Restated Receivables
              Sale Agreement, dated as of March 25, 2003, among
              ArvinMeritor Receivables Corporation, the company, the
              Purchaser Agents named therein and Credit Lyonnais, acting through its New York Branch, as Agent, filed as Exhibit 10a to ArvinMeritor's Quarterly Report on Form 10-Q for the
              quarterly period ended March 30, 2003 (File No. 1-15983), is incorporated by reference.
     10-l     Third Amendment to Second Amended and Restated Receivables
              Sale Agreement, dated as of September 25, 2003, among
              ArvinMeritor Receivables Corporation, the company, the
              Related Committed Purchasers named therein, the Purchaser
              Agents named therein and Credit Lyonnais, acting through its
              New York Branch, as Agent, filed as Exhibit 10-m to
              ArvinMeritor's Annual Report on Form 10-K for the fiscal
              year ended September 28, 2003 (File No. 1-15983), is
              incorporated by reference.
     10-m     Fourth Amendment to Second Amended and Restated Receivables
              Sale Agreement, dated as of March 1, 2004, among
              ArvinMeritor Receivables Corporation, the company, the
              Related Committed Purchasers named therein, the Purchaser
              Agents named therein and Calyon (successor to Credit
              Lyonnais), acting through its New York Branch, as Agent.
     10-n     Fifth Amendment to Second Amended and Restated Receivables
              Sale Agreement, dated as of September 24, 2004, among
              ArvinMeritor Receivables Corporation, the company, the
              Related Committed Purchasers named therein, the Purchaser
              Agents named therein and Calyon (successor to Credit
              Lyonnais), acting through its New York Branch, as Agent,
              filed as Exhibit 10 to the company's Current Report on Form
              8-K dated September 23, 2004 (File No. 1-15983) is
              incorporated by reference.
     10-o     Amended and Restated Purchase and Sale Agreement, dated
              September 27, 2001, among the originators named therein and
              ArvinMeritor Receivables Corporation, filed as Exhibit 10-n to ArvinMeritor's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (File No. 1-15983), is
              incorporated by reference.
     10-p     First Amendment to Restated Purchase and Sale Agreement,
              dated as of March 25, 2002, among the originators named
              therein, ArvinMeritor Receivables Corporation and ABN AMRO
              Bank N.V., filed as Exhibit 10d to ArvinMeritor's Quarterly
              Report on Form 10-Q for the quarterly period ended March 31,
              2002 (File No. 1-15983), is incorporated by reference.
     10-q     Second Amendment to Restated Purchase and Sale Agreement,
              dated as of September 26, 2002, among the originators named therein and ArvinMeritor Receivables Corporation, filed as
              Exhibit 10-l to the 2002 Form 10-K, is incorporated by
              reference.
     10-r     Second Amended and Restated Receivables Purchase Agreement,
              dated as of March 10, 2003, among Zeuna Starker, Galleon
              Capital Corporation, as Purchaser, State Street Global
              Markets LLC, as Administrator, and State Street Bank and
              Trust Company, as Relationship Bank, filed as Exhibit 10b to
              ArvinMeritor's Form 10-Q for the quarterly period ended
              March 30, 2003 (File No. 1-15983), is incorporated by
              reference.
    *10-s     Employment agreement between the company and Charles G.
              McClure, Jr.
    *10-t     Agreement between the company and S. Carl Soderstrom, Jr.
    *10-u     Description of arrangement between the company and Larry D.
              Yost.
     12       Computation of ratio of earnings to fixed charges.
     18       Letter from Deloitte & Touche LLP regarding a change in
              accounting principles.
     21       List of subsidiaries of ArvinMeritor.
     23-a     Consent of Vernon G. Baker, II, Esq., Senior Vice President
              and General Counsel of ArvinMeritor.
     23-b     Independent auditors' consent.
     24       Power of Attorney authorizing certain persons to sign this
              Annual Report on Form 10-K on behalf of certain directors
              and officers of ArvinMeritor.
     31-a     Certification of the Chief Executive Officer pursuant to
              Rule 13a-14(a) under the Exchange Act.

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

     (b) Reports on Form 8-K.

     On July 23, 2004, we filed a Current Report on Form 8-K (i) reporting under
Item 5, "Other Events and Regulation FD Disclosure," that on July 21, 2004, the Board of Directors had elected Charles G. McClure, Jr., to the position of Chairman, Chief Executive Officer and President and as a member of the Board of Directors, effective August 9, 2004, and (ii) furnishing the press release with respect to this matter as an exhibit under Item 7. "Financial Statements and Exhibits."

     On July 28, 2004, we filed a Current Report on Form 8-K (i) reporting under
Item 12, "Results of Operations and Financial Condition," that on July 28, 2004, ArvinMeritor had issued a press release reporting our financial results for the fiscal quarter ended June 30, 2004, and had held a web-cast conference call to discuss our financial results for the quarter, and (ii) furnishing the press release and the presentation made on the conference call as exhibits under Item
7. "Financial Statements and Exhibits."

     On September 23, 2004, we filed a Current Report on Form 8-K (i) reporting under Item 1.01, "Entry into a Material Definitive Agreement," that on September 23, 2004, ArvinMeritor had entered into a Fifth Amendment to Second Amended and Restated Receivables Sale Agreement, extending the term of our accounts receivable securitization facility for an additional year, and (ii) filing the Fifth Amendment as an exhibit under Item 9.01, "Financial Statements and Exhibits."

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

                                          ARVINMERITOR, INC.

                                          By:    /s/ VERNON G. BAKER, II
                                            ------------------------------------
                                                    Vernon G. Baker, II
                                             Senior Vice President and General
                                                           Counsel

Date: December 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of December, 2004 by the following persons on behalf of the registrant and in the capacities indicated.


              Charles G. McClure, Jr.*                 Chairman of the Board, Chief Executive Officer
                                                         and President (principal executive officer)
                                                         and Director

      Joseph B. Anderson, Jr., Rhonda L. Brooks        Directors
      David W. Devonshire, Joseph P. Flannery,
    William D. George, Jr., Richard W. Hanselman,
       Charles H. Harff, Victoria B. Jackson,
         James E. Marley, William R. Newlin,
       James E. Perrella, Steven G. Rothmeier,
      Andrew J. Schindler and Martin D. Walker*

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

                                                                     SCHEDULE II

                               ARVINMERITOR, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEAR ENDED SEPTEMBER 30, 2004, 2003, AND 2002

                                                   BALANCE AT     CHARGED                   BALANCE AT
                                                   BEGINNING      TO COSTS       OTHER         END
DESCRIPTION (IN MILLIONS)                           OF YEAR     AND EXPENSES   DEDUCTIONS    OF YEAR
-------------------------                          ----------   ------------   ----------   ----------
Year ended September 30, 2004:
  Allowance for doubtful accounts................     $16           $19            $9(a)       $26
  Deferred tax asset valuation allowance.........      62            39             8(b)        93
Year ended September 30, 2003:
  Allowance for doubtful accounts................     $12           $ 8            $4(a)       $16
  Deferred tax asset valuation allowance.........      42            24             4(b)        62
Year ended September 30, 2002:
  Allowance for doubtful accounts................     $11           $ 6            $5(a)       $12
  Deferred tax asset valuation allowance.........      40             3             1(b)        42

---------------

(a)  Uncollectible accounts written off.

(b)  Underlying deferred tax asset written off.