Form 10-Q
period 2004-12-31
ARVINMERITOR INC
filed 2005-02-09
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 2, 2005

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

Yes  [X]    No  [   ]

70,040,402 shares of Common Stock, $1.00 par value, of ARVINMERITOR, INC. were outstanding on January 31, 2005.

ARVINMERITOR, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

	Three Months Ended
	December 31,
	2004	2003
	(Unaudited)
Sales	$2,090	$1,924
Cost of sales	(1,964)	(1,775)

GROSS MARGIN	126	149
Selling, general and administrative	(84)	(90)
Restructuring costs	(10)	(1)
Other income (expense)	4	(16)

OPERATING INCOME	36	42
Equity in earnings of affiliates	6	2
Gain on sale of marketable securities	—	7
Interest expense, net and other	(28)	(26)

INCOME BEFORE INCOME TAXES	14	25
Provision for income taxes	(4)	(8)
Minority interests	2	(2)

INCOME FROM CONTINUING OPERATIONS	12	15
INCOME FROM DISCONTINUED OPERATIONS	6	4

NET INCOME	$18	$19

BASIC EARNINGS PER SHARE
Continuing operations	$0.18	$0.22
Discontinued operations	0.09	0.06

Basic earnings per share	$0.27	$0.28

DILUTED EARNINGS PER SHARE
Continuing operations	$0.17	$0.22
Discontinued operations	0.09	0.06

Diluted earnings per share	$0.26	$0.28

Basic average common shares outstanding	67.8	67.0

Diluted average common shares outstanding	69.0	68.3

Cash dividends per common share	$0.10	$0.10

See notes to consolidated financial statements. Amounts for the three months ended December 31, 2003 have been restated for discontinued operations.

ARVINMERITOR, INC.

CONSOLIDATED BALANCE SHEET

(in millions)

	December 31,	September 30,
	2004	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91	$132
Receivables, net	1,559	1,478
Inventories	618	523
Other current assets	278	238
Assets of discontinued operations	488	615

TOTAL CURRENT ASSETS	3,034	2,986

NET PROPERTY	1,112	1,032
GOODWILL	837	808
OTHER ASSETS	822	813

TOTAL ASSETS	$5,805	$5,639

LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES:
Short-term debt	$7	$3
Accounts payable	1,372	1,366
Other current liabilities	615	622
Liabilities of discontinued operations	205	282

TOTAL CURRENT LIABILITIES	2,199	2,273

LONG-TERM DEBT	1,516	1,487
RETIREMENT BENEFITS	603	583
OTHER LIABILITIES	255	247
MINORITY INTERESTS	62	61
SHAREOWNERS' EQUITY:
Common stock (December 31 and September 30, 2004, 71.0 shares issued
and 70.0 and 69.5 outstanding, respectively)	71	71
Additional paid-in capital	573	569
Retained earnings	606	595
Treasury stock (December 31 and September 30, 2004, 1.0 and 1.5 shares,
respectively)	(13)	(22)
Unearned compensation	(18)	(15)
Accumulated other comprehensive loss	(49)	(210)

TOTAL SHAREOWNERS' EQUITY	1,170	988

TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$5,805	$5,639

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Three Months Ended
	December 31,
	2004	2003
	(Unaudited)
OPERATING ACTIVITIES
Income from continuing operations	$12	$15
Adjustments to income from continuing operations to arrive
at cash provided by (used for) operating activities:
Depreciation and amortization	46	49
Gain on divestitures	(4)	—
Gain on sale of marketable securities	—	(7)
Restructuring costs, net of payments	—	(3)
Pension and retiree medical expense	27	33
Pension and retiree medical contributions	(22)	(23)
Changes in receivable securitization and factoring	(41)	9
Changes in assets and liabilities, excluding effects of
acquisitions, divestitures and foreign currency adjustments	(144)	(58)

Cash flows provided (used) by continuing operations	(126)	15
Cash flows used for discontinued operations	(94)	(2)

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(220)	13

INVESTING ACTIVITIES
Capital expenditures	(27)	(29)
Acquisitions of businesses and investments	(22)	—
Proceeds from disposition of property and businesses	33	15
Proceeds from sale of securities	—	18
Net investing cash flows provided (used) by discontinued operations	162	(2)

CASH PROVIDED BY INVESTING ACTIVITIES	146	2

FINANCING ACTIVITIES
Net increase in revolving credit facilities	11	28
Borrowings (payments) on lines of credit and other	20	(7)

Net proceeds from debt	31	21
Proceeds from exercise of stock options	5	—
Cash dividends	(7)	(7)

CASH PROVIDED BY FINANCING ACTIVITIES	29	14

EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH	4	5

CHANGE IN CASH AND CASH EQUIVALENTS	(41)	34
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	132	103

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91	$137

See notes to consolidated financial statements. Amounts for the three months ended December 31, 2003 have been restated for discontinued operations.

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

The company’s light vehicle aftermarket and coil coating businesses are classified as held for sale and presented as discontinued operations in the consolidated financial statements and related notes. The company sold its coil coating business during the first quarter of fiscal year 2005 (see Note 4).

In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The results of operations for the three months ended December 31, 2004, are not necessarily indicative of the results for the full year.

The company’s fiscal year ends on the Sunday nearest September 30. The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30. The first quarter of fiscal year 2005 and 2004 ended on January 2, 2005, and December 28, 2003, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters unless otherwise stated.

For each interim reporting period the company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

2. Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options and restricted stock.

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding at December 31 is as follows (in millions):

	2004	2003
Basic average common shares outstanding	67.8	67.0
Impact of restricted stock	0.9	1.0
Impact of stock options	0.3	0.3

Diluted average common shares outstanding	69.0	68.3

At December 31, 2004 and 2003, options to purchase 1.3 million and 4.0 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that these items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to inventory be based on the normal capacity of the company’s manufacturing facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The company is evaluating the impact of adopting this standard.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment,” which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement also establishes fair value for share based payment transactions with employees. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The company began expensing the fair value of stock options in fiscal year 2002. As a result, the adoption of this statement is not expected to have a material impact on the results of operations or financial position of the company.

In December 2004, the FASB issued Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the Act) provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers’ deduction under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate deduction. The adoption of FSP FAS 109-1 is not expected to have an impact on the company’s results of operations or financial position.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004.” The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The FSP addresses whether a company should be allowed additional time beyond the financial reporting period in which the Act was enacted to evaluate the effects of the Act on the company’s plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The adoption of FSP FAS 109-2 is not expected to have an impact on the company’s results of operations or financial position.

4. Discontinued Operations

In the fourth quarter of fiscal year 2004, the company announced plans to divest its Light Vehicle Aftermarket (LVA) business segment and coil coating business, Roll Coater, Inc., a wholly owned subsidiary. These plans are part of the company’s long-term strategy to focus on core competencies and support its growing list of global light vehicle systems original equipment manufacturing (OEM) customers and its commercial vehicle systems OEM and aftermarket customers. LVA supplies exhaust, ride control, motion control and filter products as well as other automotive parts to the passenger car, light truck and sport utility aftermarket. LVA and Roll Coater are reported as discontinued operations for all periods presented. Accordingly, net property and amortizable intangible assets of these businesses are no longer being depreciated or amortized. The company expects to complete the divestiture of LVA in fiscal year 2005.

In November 2004, the company completed the sale of Roll Coater. Roll Coater supplied coil coating services and other value-added metal processing services to the transportation, appliance, HVAC, construction, doors and other industries. Cash proceeds from the sale were approximately $163 million, resulting in a $2 million after-tax gain on the sale, which is recorded in discontinued operations for the three months ended December 31, 2004. In connection with the sale, the company will record an after-tax pension curtailment gain of approximately $4 million in the second quarter of fiscal year 2005.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        Results of the discontinued operations are summarized as follows (in millions):

	Three Months Ended
	December 31,
	2004	2003
Sales:
Light Vehicle Aftermarket	$204	$210
Roll Coater	28	46

Total sales	$232	$256

Income before income taxes	$11	$7
Provision for income taxes	(5)	(3)

Income from discontinued operations	$6	$4

         Assets and liabilities of the discontinued operations are summarized as follows (in millions):

	December 31,	September 30,
	2004	2004
Current assets	$301	$299
Net property	160	288
Other assets	27	28

Assets of discontinued operations	$488	$615

Current liabilities	$170	$228
Other liabilities	25	45
Minority interests	10	9

Liabilities of discontinued operations	$205	$282

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Acquisitions and Divestitures

On October 4, 2004, the company formed two joint ventures in France with AB Volvo to manufacture and distribute axles. The company acquired its 51% interest for a purchase price of $23 million. Accordingly, the results of operations and financial position of these joint ventures are consolidated by the company in the first quarter of fiscal year 2005. The company has an option to purchase the remaining 49% interest in one of the joint ventures beginning in fiscal year 2008 for 15.7 million euro ($21 million) plus interest at EURIBOR rates plus a margin. This option to purchase the minority interest is essentially a financing arrangement and, therefore, is recorded as a long term obligation of the company and is included in other liabilities (see Note 13). Accordingly, no minority interest is recognized for the 49% interest in this joint venture.

In December 2004, the company completed the divestiture of its Columbus, Indiana automotive stamping and components manufacturing business and recognized a pre-tax gain on the sale of $4 million; included in Other income (expense) in the consolidated statement of income. This divestiture is part of the company’s plan to rationalize its operations and focus on its core automotive businesses. This manufacturing operation had sales of $83 million in fiscal year 2004.

6. Restructuring Costs

The company recorded restructuring charges of $10 million and $1 million during the first three months of fiscal year 2005 and 2004, respectively. At December 31, 2004 and September 30, 2004, $7 million and $10 million, respectively, of restructuring reserves related to unpaid employee termination benefits remained in the consolidated balance sheet.

During the first quarter of fiscal year 2005, Meritor Suspensions Systems Company (MSSC), a 57 percent owned consolidated joint venture of the company, announced the decision to close its Sheffield, England stabilizer bar plant. The Light Vehicle Systems (LVS) business segment expects to record restructuring and other costs of approximately $8 million related to this action, of which $5 million was recorded in the first quarter of fiscal year 2005. The $5 million included employee termination costs of approximately $2 million and an asset impairment charge of $3 million. The employee termination costs related to a reduction of approximately 10 salaried and 125 hourly employees.

Also recorded in our LVS business segment in the three months ended December 31, 2004, were restructuring costs for employee termination and other expenses of $5 million. These costs relate to a reduction in workforce and the consolidation of two plants in Brazil. The severance and employee termination costs related to a reduction of approximately 10 salaried and 230 hourly employees.

During the three months ended December 31, 2003, the company recorded $1 million of restructuring costs for employee termination and benefit expenses. These costs related to previously approved workforce reductions and facility consolidations in the LVS business segment. These measures follow the management realignment of the company’s LVS business and were also intended to address the competitive challenges in the automotive supplier industry.

The company recorded restructuring costs of $1 million in the first quarter of fiscal year 2004 related to severance and other termination benefits associated with the integration of Zeuna Stärker into LVS. This acquisition was accounted for using the purchase method of accounting and these restructuring costs were reflected in the purchase price allocation. At December 31, 2004, the majority of these costs have been paid.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        The changes in the restructuring reserves for the three months ended December 31, 2004 are as follows (in millions):

Balance at September 30, 2004	$10
Activity during the period:
Charges to expense	10
Cash payments	(10)
Asset write-off	(3)

Balance at December 31, 2004	$7

7. Accounts Receivable Securitization and Factoring

The company participates in U.S. and European accounts receivable securitization facilities to enhance financial flexibility and lower interest costs. Under the U.S. facility, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, special purpose subsidiary. ARC has entered into an agreement to sell an undivided interest in up to $250 million of eligible receivables to certain bank conduits. LVA no longer participates in this facility and, as a result, the company’s borrowing capacity has been reduced by approximately $110 million. At December 31, 2004 the company had not utilized any amounts under this facility. At September 30, 2004, the company had utilized $24 million of this accounts receivable securitization facility. As of September 30, 2004 the banks had a preferential interest in $373 million of the remainder of the receivables held at ARC to secure the obligation under this accounts receivable securitization facility.

Under the European facility, the company can sell up to 50 million euro of eligible trade receivables in one of its European subsidiaries to a bank. As of December 31, 2004 and September 30, 2004 the company had utilized 1 million euro ($1 million) and 7 million euro ($8 million), respectively, of this accounts receivable securitization facility. At September 30, 2004 the bank had a preferential interest of 1 million euro ($2 million) in the remainder of the receivables held to secure the obligation under this accounts receivable securitization facility. The bank had no preferential interest at December 31, 2004.

The company does not have a retained interest in the receivables sold, but does perform collection and administrative functions. The receivables under these programs were sold at fair market value and a discount on the sale was recorded in interest expense, net and other. A discount of $1 million was recorded for the three months ended December 31, 2004 and 2003. The gross amount of proceeds received from the sale of receivables under these programs was $118 million and $760 million for the three months ended December 31, 2004 and 2003, respectively. The European and U.S. accounts receivable securitization programs mature in March and September 2005, respectively.

If the company’s credit ratings were reduced to certain levels, or if certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facilities. At December 31, 2004, the company was in compliance with all covenants.

In addition to its securitization programs, several of the company’s European subsidiaries factor eligible accounts receivable with financial institutions. The receivables are factored without recourse to the company and are excluded from accounts receivable. There were no factored receivables at December 31, 2004 and $10 million of receivables were factored at September 30, 2004.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Dana Corporation Tender Offer

In the first quarter of fiscal year 2004, as a result of the company’s decision to withdraw its all cash tender offer to acquire all of the outstanding shares of Dana Corporation, the company recorded a net charge of $9 million ($6 million after-tax, or $0.09 per diluted share). The pre-tax charge included $16 million in direct incremental acquisition costs less a gain on the sale of Dana stock of $7 million. The $16 million of acquisition costs is included in Other income (expense) in the consolidated statement of income and the $7 million gain is included in Gain on sale of marketable securities.

9. Inventories

        Inventories are summarized as follows (in millions):

	December 31,	September 30,
	2004	2004
Finished goods	$189	$170
Work in process	172	124
Raw materials, parts and supplies	257	229

Total	$618	$523

10. Other Current Assets

        Other current assets are summarized as follows (in millions):

	December 31,	September 30,
	2004	2004
Current deferred income tax assets	$118	$117
Customer reimbursable tooling and engineering	61	62
Asbestos-related recoveries	13	13
Foreign exchange contracts	22	5
Prepaid and other	64	41

Other current assets	$278	$238

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Other Assets

        Other Assets are summarized as follows (in millions):

	December 31,	September 30,
	2004	2004
Non-current deferred income tax assets	$423	$428
Investments in affiliates	101	95
Long-term receivables	42	41
Prepaid pension costs	24	23
Fair value of interest rate swaps	37	36
Asbestos-related recoveries	54	59
Capitalized software costs, net	34	36
Patents, licenses and other intangible assets (less accumulated
amortization: $4 at December 31, and September 30, 2004)	35	33
Other	72	62

Other Assets	$822	$813

The company anticipates amortization expense for patents, licenses and other intangible assets of approximately $2 million in fiscal year 2005, $2 million in fiscal year 2006 and $2 million total for fiscal years 2007 through 2009.

12. Other Current Liabilities

        Other current liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2004	2004
Compensation and benefits	$232	$274
Income taxes	102	107
Product warranties	56	60
Taxes other than income taxes	46	35
Current deferred income tax liabilities	20	20
Asbestos	13	13
Interest	27	11
Foreign exchange contracts	8	3
Restructuring	7	10
Environmental	8	8
Other	96	81

Other current liabilities	$615	$622

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended
	December 31,
	2004	2003
Current portion of product warranties - beginning balance	$60	$53
Accruals for product warranties	12	10
Payments	(14)	(12)
Change in estimates and other	(2)	—

Current portion of product warranties - ending balance	56	51
Non-current product warranties	30	30

Total product warranties	$86	$81

13. Other Liabilities

        Other Liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2004	2004
Asbestos	$56	$61
Non-current deferred income tax liabilities	59	59
Product warranties	30	30
Environmental	22	26
Long-term payable	21	—
Other	67	71

Other Liabilities	$255	$247

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Long-Term Debt

        Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

	December 31,	September 30,
	2004	2004
6 5/8 percent notes due 2007	$199	$199
6 3/4 percent notes due 2008	100	100
7 1/8 percent notes due 2009	150	150
6.8 percent notes due 2009	499	499
8 3/4 percent notes due 2012	400	400
9.5 percent subordinated debentures due 2027	39	39
Bank revolving credit facilities	11	—
Lines of credit and other	88	67
Fair value adjustment of notes	37	36

Subtotal	1,523	1,490
Less: current maturities	(7)	(3)

Long-Term Debt	$1,516	$1,487

         Bank Revolving Credit Facilities

The company has a $900 million revolving credit facility that expires in 2008. Under the facility, borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company’s credit rating. At December 31, 2004, the margin over the LIBOR rate was 120 basis points, and the facility fee was 30 basis points. Certain of the company’s domestic wholly-owned subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the credit facility. Concurrently, the company was required by the terms of an existing lease agreement to provide similar subsidiary guarantees for the benefit of the lessor, lenders and agent thereunder and voluntarily agreed to provide similar subsidiary guarantees for the benefit of the holders of the publicly-held notes outstanding under the company’s two indentures (see Note 20).

         Interest Rate Swap Agreements

The company has two interest rate swap agreements that convert $300 million of the company’s 8 3/4 percent notes and $100 million of the 6.8 percent notes to variable interest rates. The fair value of the swaps was $37 million as of December 31, 2004 and $36 million as of September 30, 2004, and is recorded in Other Assets, with an offsetting amount recorded in Long-Term Debt. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent and 6.8 percent on notional amounts of $300 million and $100 million, respectively, and pays variable rates based on three-month LIBOR plus a weighted-average spread of 2.5 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

         Leases

The company has entered into an agreement to lease certain manufacturing and administrative assets. Under the agreement, the assets are held by a variable interest entity. The company has determined that it has a variable interest in the variable interest entity in the form of a $30 million residual value guarantee that obligates the company to absorb a majority of the variable interest entity’s losses. The assets and liabilities of this variable interest entity are included in the company’s consolidated balance sheet at December 31, 2004 and September 30, 2004. The company has various other operating leasing arrangements that are not with variable interest entities.

         Covenants

The bank revolving credit facility requires the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. In addition, an operating lease requires the company to maintain financial ratios that are similar to those required under the company’s credit facilities. At December 31, 2004, the company was in compliance with all covenants.

15. Financial Instruments

The company’s financial instruments include cash and cash equivalents, short-term and long-term debt, interest rate swaps, and foreign exchange forward contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its interest rate and foreign exchange rate exposures. The company’s interest rate swap agreements are discussed in Note 14.

         Foreign Exchange Contracts

The Company’s operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates. In the fourth quarter of fiscal year 2004, the company implemented a foreign currency cash flow hedging program to reduce the company’s exposure to changes in exchange rates. The company uses foreign currency forward contracts to manage the company’s exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the forward contracts.

Under this program, the company has designated the forward contracts as cash flow hedges of the underlying forecasted purchases and sales. The effective portion of changes in the fair value of the forward contracts is recorded in Accumulated Other Comprehensive Income (OCI) in shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The forward contracts generally mature within 12 months. There was no material impact to earnings associated with hedge ineffectiveness in the three months ended December 31, 2004.

At December 31 and September 30, 2004, there was a $13 million and a $3 million gain, respectively, recorded in OCI. The company expects to reclassify this amount from OCI to operating income during the next twelve months as the forecasted hedged transactions are recognized in earnings.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

         Fair Value

        Fair values of financial instruments are summarized as follows (in millions):

	December 31,		September 30,
	2004		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$91	$91	$132	$132
Interest rate swaps - asset	37	37	36	36
Foreign exchange contracts - asset	22	22	5	5
Foreign exchange contracts - liability	8	8	3	3
Short-term debt	7	7	3	3
Long-term debt	1,516	1,566	1,487	1,521

Cash and cash equivalents — All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value due to the short maturity of these instruments.

Interest rate swaps and foreign exchange contracts — Fair values are estimated by obtaining quotes from external sources.

Short-term debt — The carrying value of short-term debt approximates fair value due to the short maturity of these borrowings.

Long-term debt — Fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.

16. Retirement Benefit Liabilities

        Retirement Benefit Liabilities consisted of the following (in millions):

	December 31,	September 30,
	2004	2004
Retiree medical liability	$285	$293
Pension liability	344	320
Other	39	35

Subtotal	668	648
Less: current portion	(65)	(65)

Retirement Benefit Liabilities	$603	$583

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of net periodic pension and retiree medical expense, including discontinued operations, for the three months ended December 31, are as follows:

	2004		2003
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$10	$1	$10	$1
Interest cost	23	6	20	10
Assumed return on plan assets	(23)	—	(21)	—
Amortization of prior service costs	2	(6)	2	(1)
Recognition of transition asset	(1)	—	—	—
Recognized actuarial loss	8	7	6	6

Total expense	$19	$8	$17	$16

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

The company has been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at December 31, 2004, to be approximately $28 million, of which $6 million is recorded as a liability.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2004, to be approximately $56 million, of which $24 million is recorded as a liability.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        Following are the components of the Superfund and Non-Superfund Environmental reserves (in millions):

	Superfund	Non-Superfund
	Sites	Sites	Total
Balance at September 30, 2004	$6	$28	$34
Payments	—	(4)	(4)

Balance at December 31, 2004	$6	$24	$30

A portion of the environmental reserves is included in Other current liabilities with the majority of the amount recorded in Other Liabilities (see Notes 12 and 13).

The actual amount of costs or damages for which the company may be held responsible could materially exceed the foregoing estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation and other factors that make it difficult to accurately predict actual costs. However, based on management’s assessment, after consulting with outside advisors that specialize in environmental matters, and subject to the difficulties inherent in estimating these future costs, the company believes that its expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the company’s business, financial condition or results of operations. In addition, in future periods, new laws and regulations, changes in the remediation plan, advances in technology and additional information about the ultimate clean up remedy could significantly change the company’s estimates. Management cannot assess the possible effect of compliance with future requirements.

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

Maremont’s asbestos-related liabilities and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31,	September 30,
	2004	2004
Unbilled committed settlements	$3	$3
Pending claims	64	69
Shortfall and other	2	2

Asbestos-related liabilities	$69	$74

Asbestos-related recoveries	$67	$72

A portion of the asbestos-related recoveries and reserves are included in Other current assets and liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 10 through 13).

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unbilled Committed Settlements: The liability for unbilled committed settlements relates to committed settlements that Maremont agreed to pay when Maremont participated in the Center for Claims Resolution (CCR). Maremont shared in the payments of defense and indemnity costs of asbestos-related claims with other CCR members. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 1, 2001, when it was reorganized and discontinued negotiating shared settlements. There were no significant billings to insurance companies related to committed settlements in the three months ended December 31, 2004 and 2003.

Pending Claims: Upon dissolution of the CCR in February 2001, Maremont began handling asbestos-related claims through its own defense counsel and is committed to examining the merits of each asbestos-related claim. For purposes of establishing liabilities for pending asbestos-related claims, Maremont estimates its defense and indemnity costs based on the history and nature of filed claims to date and Maremont’s experience. Maremont developed experience factors for indemnity and litigation costs using data on actual experience in resolving claims since the dissolution of the CCR in February 2001 and its assessment of the nature of the claims. Maremont had approximately 65,000 and 74,000 pending asbestos-related claims at December 31, 2004 and September 30, 2004, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Although the company expects legal defense costs to continue at higher levels than when it participated in the CCR, the company believes its litigation strategy has reduced the average indemnity cost per claim. The decline in pending claims and related liability since September 30, 2004 reflects the settlement of 8,500 claims in one jurisdiction. Billings to insurance companies for indemnity and defense costs of resolved cases were $3 million in the three months ended December 31, 2004 and 2003.

Shortfall: Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. There were no payments by the company related to shortfall and other in the three months ended December 31, 2004 and 2003.

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

The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities for asbestos-related claims are subject to considerable uncertainty because such liabilities are influenced by variables that are difficult to predict. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of Maremont’s liability for asbestos-related claims, and the effect on the company’s financial position, could differ materially from current estimates.

Maremont has not recorded liabilities for unknown claims that may be asserted against it in the future. Maremont does not have sufficient information to make a reasonable estimate of its potential liability for asbestos-related claims that may be asserted against it in the future.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

         Indemnifications

The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters. In addition, the periods of indemnification vary in duration. The company’s maximum obligations under such indemnifications cannot be reasonably estimated. The company is not aware of claims or other information that would give rise to material payments under such indemnifications.

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

18. Comprehensive Income

On an annual basis, disclosure of comprehensive income is incorporated into the Consolidated Statement of Shareowners’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments and unrealized gains and losses on derivatives and equity securities.

Comprehensive income is summarized as follows (in millions):

	Three Months Ended
	December 31,
	2004	2003
Net income	$18	$19
Foreign currency translation	151	113
Unrealized gain on foreign exchange contracts	10	—
Reclassification of unrealized gain on marketable securities, net of tax	—	(3)

Comprehensive income	$179	$129

19. Business Segment Information

The company has two reportable operating segments: Light Vehicle Systems (LVS) and Commercial Vehicle Systems (CVS). LVS is a major supplier of air and emission systems, aperture systems (roof and door systems), and undercarriage systems (suspension and ride control systems and wheel products) for passenger cars and all-terrain vehicles, light trucks and sport utility vehicles to original equipment manufacturers (OEMs). CVS supplies drivetrain systems and components, including axles and drivelines, braking and suspension systems, and exhaust and ride control products, for medium- and heavy-duty trucks, trailers and specialty vehicles to OEMs and the commercial vehicle aftermarket. The company’s previously reported LVA segment and Other is reported in discontinued operations.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

        Segment information is summarized as follows (in millions):

	Three Months Ended
	December 31,
	2004	2003
Sales:
Light Vehicle Systems	$1,183	$1,239
Commercial Vehicle Systems	907	685

Total sales	$2,090	$1,924

Operating Income:
Light Vehicle Systems	$(1)	$27
Commercial Vehicle Systems	37	31

Segment operating income	36	58
Costs for withdrawn tender offer	—	(16)

Operating income	36	42
Equity in earnings of affiliates	6	2
Gain on sale of marketable securities	—	7
Interest expense, net and other	(28)	(26)

Income before income taxes	14	25
Provision for income taxes	(4)	(8)
Minority interests	2	(2)

Income from continuing operations	$12	$15

A summary of the changes in the carrying value of goodwill for the three months ended December 31, 2004, is as follows (in millions):

	LVS	CVS	Total
Balance at September 30, 2004	$374	$434	$808
Foreign currency translation	18	11	29

Balance at December 31, 2004	$392	$445	$837

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

20. Supplemental Guarantor Condensed Consolidating Financial Statements

Under the company’s $900 million revolving credit facility that expires in 2008, certain domestic wholly-owned subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the facility. Concurrently, the company was required by the terms of an existing lease agreement to provide similar subsidiary guarantees for the benefit of the lessor, lenders and agent thereunder and voluntarily agreed to provide similar subsidiary guarantees for the benefit of the holders of the publicly-held notes outstanding under the company’s two indentures (see Note 14).

In lieu of providing separate audited financial statements for the Guarantors, the company has included the accompanying condensed consolidating financial statements. These condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the company’s share of the subsidiary’s cumulative results of operations, capital contributions and distributions and other equity changes. The Guarantor subsidiaries are combined in the condensed consolidating financial statements.

Condensed Consolidating Statement of Income

(In millions)

	Three Months Ended December 31, 2004
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
Sales
External	$—	$750	$1,340	$—	$2,090
Subsidiaries	—	45	110	(155)	—

Total sales	—	795	1,450	(155)	2,090
Cost of sales	(4)	(748)	(1,367)	155	(1,964)

GROSS MARGIN	(4)	47	83	—	126
Selling, general and administrative	(17)	(29)	(38)	—	(84)
Restructuring costs	—	—	(10)	—	(10)
Other operating income	—	4	—	—	4

OPERATING INCOME	(21)	22	35	—	36
Equity in earnings of affiliates	—	2	4	—	6
Other income (expense), net	14	(4)	(10)	—	—
Interest expense, net and other	(27)	(1)	—	—	(28)

INCOME BEFORE INCOME TAXES	(34)	19	29	—	14
Provision for income taxes	13	(8)	(9)	—	(4)
Minority interests	—	—	2	—	2

INCOME FROM CONTINUING OPERATIONS	(21)	11	22	—	12
INCOME FROM DISCONTINUED OPERATIONS	—	1	5	—	6
Equity in net income of subsidiaries	39	28	—	(67)	—

NET INCOME	$18	$40	$27	$(67)	$18

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Income

(In millions)

	Three Months Ended December 31, 2003
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
Sales
External	$—	$675	$1,249	$—	$1,924
Subsidiaries	—	38	103	(141)	—

Total sales	—	713	1,352	(141)	1,924
Cost of sales	(10)	(647)	(1,259)	141	(1,775)

GROSS MARGIN	(10)	66	93	—	149
Selling, general and administrative	(19)	(39)	(32)	—	(90)
Restructuring costs	—	(1)	—	—	(1)
Other operating expense	(16)	—	—	—	(16)

OPERATING INCOME	(45)	26	61	—	42
Equity in earnings of affiliates	—	1	1	—	2
Other income (expense), net	18	(2)	(9)	—	7
Interest expense, net and other	(24)	(1)	(1)	—	(26)

INCOME BEFORE INCOME TAXES	(51)	24	52	—	25
Provision for income taxes	17	(8)	(17)	—	(8)
Minority interests	—	—	(2)	—	(2)

INCOME FROM CONTINUING OPERATIONS	(34)	16	33	—	15
INCOME FROM DISCONTINUED OPERATIONS	—	6	(2)	—	4
Equity in net income of subsidiaries	53	35	—	(88)	—

NET INCOME	$19	$57	$31	$(88)	$19

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

(In millions)

	December 31, 2004
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$5	$1	$85	$—	$91
Receivables, net	2	125	1,432	—	1,559
Inventories	—	195	423	—	618
Other current assets	49	81	148	—	278
Assets of discontinued operations	—	150	338	—	488

TOTAL CURRENT ASSETS	56	552	2,426	—	3,034

NET PROPERTY	38	264	810	—	1,112
GOODWILL	—	156	681	—	837
OTHER ASSETS	437	45	340	—	822
INVESTMENTS IN SUBSIDIARIES	3,394	2,395	—	(5,789)	—

TOTAL ASSETS	$3,925	$3,412	$4,257	$(5,789)	$5,805

CURRENT LIABILITIES
Short-term debt	$—	$—	$7	$—	$7
Accounts payable	11	389	972	—	1,372
Other current liabilities	225	124	266	—	615
Liabilities of discontinued operations	—	130	75	—	205

TOTAL CURRENT LIABILITIES	236	643	1,320	—	2,199

LONG-TERM DEBT	1,473	—	43	—	1,516
RETIREMENT BENEFITS	453	—	150	—	603
INTERCOMPANY PAYABLE (RECEIVABLE)	473	(444)	(29)	—	—
OTHER LIABILITIES	120	37	98	—	255
MINORITY INTERESTS	—	—	62	—	62
SHAREOWNERS' EQUITY	1,170	3,176	2,613	(5,789)	1,170

TOTAL LIABILITIES
AND SHAREOWNERS' EQUITY	$3,925	$3,412	$4,257	$(5,789)	$5,805

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

(In millions)

	September 30, 2004
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$2	$1	$129	$—	$132
Receivables, net	—	148	1,330	—	1,478
Inventories	—	182	341	—	523
Other current assets	20	82	136	—	238
Assets of discontinued operations	—	128	487	—	615

TOTAL CURRENT ASSETS	22	541	2,423	—	2,986

NET PROPERTY	39	281	712	—	1,032
GOODWILL	—	156	652	—	808
OTHER ASSETS	422	39	352	—	813
INVESTMENTS IN SUBSIDIARIES	3,219	2,190	—	(5,409)	—

TOTAL ASSETS	$3,702	$3,207	$4,139	$(5,409)	$5,639

CURRENT LIABILITIES
Short-term debt	$—	$—	$3	$—	$3
Accounts payable	16	438	912	—	1,366
Other current liabilities	196	179	247	—	622
Liabilities of discontinued operations	—	111	171	—	282

TOTAL CURRENT LIABILITIES	212	728	1,333	—	2,273

LONG-TERM DEBT	1,459	—	28	—	1,487
RETIREMENT BENEFITS	447	—	136	—	583
INTERCOMPANY PAYABLE (RECEIVABLE)	531	(493)	(38)	—	—
OTHER LIABILITIES	65	38	144	—	247
MINORITY INTERESTS	—	—	61	—	61
SHAREOWNERS' EQUITY	988	2,934	2,475	(5,409)	988

TOTAL LIABILITIES
AND SHAREOWNERS' EQUITY	$3,702	$3,207	$4,139	$(5,409)	$5,639

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Three Months Ended December 31, 2004
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES	$63	$(24)	$(259)	$—	$(220)

INVESTING ACTIVITIES
Capital expenditures	—	(9)	(18)	—	(27)
Acquisitions of businesses and investments	—	—	(22)	—	(22)
Proceeds from disposition of property and
businesses	—	33	—	—	33
Net cash provided by discontinued operations	—	—	162	—	162

CASH PROVIDED BY
INVESTING ACTIVITIES	—	24	122	—	146

FINANCING ACTIVITIES
Net proceeds from debt	14	—	17	—	31
Proceeds from exercise of stock options	5	—	—	—	5
Intercompany advances	(72)	—	72	—	—
Cash dividends	(7)	—	—	—	(7)

CASH PROVIDED BY (USED FOR)
FINANCING ACTIVITIES	(60)	—	89	—	29

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	4	—	4

CHANGE IN CASH AND CASH EQUIVALENTS	3	—	(44)	—	(41)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	2	1	129	—	132

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$5	$1	$85	$—	$91

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Three Months Ended December 31, 2003
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$(93)	$9	$97	$—	$13

INVESTING ACTIVITIES
Capital expenditures	—	(12)	(17)	—	(29)
Acquisitions of businesses and investments	—	—	—	—	—
Proceeds from disposition of property,
businesses, and marketable securities	18	—	15	—	33
Net cash used by discontinued operations	—	—	(2)	—	(2)

CASH PROVIDED BY (USED FOR)
INVESTING ACTIVITIES	18	(12)	(4)	—	2

FINANCING ACTIVITIES
Net proceeds from (borrowings of) debt	28	—	(7)	—	21
Proceeds from exercise of stock options	—	—	—	—	—
Intercompany advances	51	—	(51)	—	—
Cash dividends	(7)	—	—	—	(7)

CASH PROVIDED BY (USED FOR)
FINANCING ACTIVITIES	72	—	(58)	—	14

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	5	—	5

CHANGE IN CASH AND CASH EQUIVALENTS	(3)	(3)	40	—	34

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	2	11	90	—	103

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$(1)	$8	$130	$—	$137

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

Our first quarter of fiscal year 2005 continued to be affected by a number of challenging industry-wide issues, especially the rising cost of steel, a key raw material in many of our products. Increasing steel costs had a significant impact on our financial performance in the first quarter of fiscal year 2005. We experienced steel price increases, net of recoveries, of approximately $30 million compared to the to the same period last year. We were successful in recovering approximately 50 percent of the higher gross steel costs from our customers.

A summary of our results for the three months ended December 31, 2004 is as follows:

o o o o o o o	Sales were $2.1 billion, up nine percent from the same period last year.

Operating margins were 1.7 percent, down from 2.2 percent a year ago.

Diluted earnings per share from continuing operations of $0.17, compared to $0.22 per share in the first quarter of fiscal year 2004.

Diluted earnings per share from discontinued operations of $0.09, compared to $0.06 in the same period last year.

Net income of $18 million or $0.26 per diluted share.

Proceeds of $195 million from the sale of our coil coating and automotive stamping and manufacturing components businesses.

Restructuring costs of $10 million associated with the continued rationalization of our businesses.

In the fourth quarter of fiscal year 2004, we announced our intent to divest the Light Vehicle Aftermarket (LVA) business segment. We believe divesting this business, along with the recently completed sale of our coil coating and automotive stamping and manufacturing components businesses, will enable us to concentrate better on our core competencies while strengthening our balance sheet. For financial accounting and reporting purposes the LVA segment and coil coating business have been reclassified as discontinued operations. All prior periods have been restated to reflect this treatment.

In addition to higher steel costs, intense competition, coupled with global excess capacity, most notably in the light vehicle industry, has created pressure from customers to reduce prices. We continuously work to address these competitive challenges and offset price decreases by reducing costs, improving productivity and restructuring operations. The company’s cost reduction programs were able to offset the impact of lower prices. However, these actions were not enough to offset the substantially higher cost of steel.

ARVINMERITOR, INC.

We recorded restructuring costs of $10 million in the first quarter of fiscal year 2005. We announced our decision to close our Sheffield, England stabilizer bar plant in fiscal year 2005 and recorded restructuring costs related to employee severance of $2 million and asset impairment charges of $3 million. This plant is part of our 57 percent owned consolidated joint venture, Meritor Suspensions Systems Company. We expect to record an additional $3 million of restructuring costs in fiscal year 2005 related to this facility closure. We also recorded $5 million of severance and other employee termination costs related to the rationalization and consolidation of other operations in our light vehicle systems businesses.

Cash used by continuing operations before the impact of the accounts receivable securitization and factoring programs was $85 million compared to $6 million of cash provided by continuing operations before the impact of the accounts receivable securitization and factoring programs in the same period last year. The decrease in cash flow was largely driven by higher working capital levels. We were favorably impacted by our fiscal calendar in the fourth quarter of fiscal year 2004, which included 14 weeks and ended on October 3, 2004. This favorability reversed itself in the first quarter of fiscal year 2005, which included 13 weeks and ended on January 2, 2005.

MARKET OUTLOOK

Our fiscal year 2005 outlook for light vehicle production is 15.8 million vehicles in North America and 17.0 million vehicles in Western Europe. We expect that North American heavy-duty (also referred to as Class 8) truck production will increase about 29 percent in fiscal year 2005 to 302,000 units, up from 275,000 in our previous outlook.

COMPANY OUTLOOK

We believe the availability and price of steel will continue to challenge our industry during the remainder of fiscal year 2005. We are taking actions to help mitigate this issue including finding new global steel sources, identifying alternative materials, finding ways to reengineer our products to be less dependent on steel, working with our suppliers to reduce material costs, consolidating and selling scrap from many of our facilities and negotiating with our customers to recover some of the higher steel costs. We continue to further consolidate our light vehicle systems businesses to address competitive challenges in the automotive supplier industry. Anticipated restructuring actions include additional facility closures, business consolidations and workforce downsizing. Including amounts recorded in the first quarter of fiscal year 2005, we estimate total fiscal year 2005 pre-tax restructuring costs of approximately $16 million related to previously announced actions.

In the second quarter of fiscal year 2005, we will begin implementing several significant new cost-reduction actions to improve our cost structure and overall financial performance. As part of these actions we will eliminate approximately 400-500 salaried positions around the world. As we continue to rationalize and refocus our core businesses, additional restructuring actions may be required.

Significant factors that could affect the company’s results in fiscal year 2005 include:

o o o o o o o	Our ability to recover steel price increases from our customers;

Additional restructuring actions;

Higher than planned price reductions to our customers;

Our ability to implement planned productivity and cost reduction initiatives;

The impact of any acquisitions or divestitures;

Significant gains or losses of existing business; and

The impact of currency fluctuations on sales and operating income.

ARVINMERITOR, INC.

NON-GAAP MEASURES

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (GAAP), we have provided information regarding “cash flow from operations before receivable securitization and factoring programs”, a non-GAAP financial measure. This non-GAAP measure is defined as net cash provided by operating activities before the net change in accounts receivable securitized and factored. The company believes it is appropriate to exclude the net change in securitized and factored accounts receivable since the sale of receivables may be viewed as a substitute for borrowing activity.

We believe that this non-GAAP financial measure is useful to both management and investors in the analysis of our financial position and operating cash flows. This non-GAAP measure should not be considered a substitute for operating cash flows or other cash flow statement data prepared in accordance with GAAP or as a measure of liquidity. In addition, cash provided by operations before receivable securitization and factoring programs does not reflect funds available for investment or other discretionary uses.

ARVINMERITOR, INC.

RESULTS OF OPERATIONS

The following is a summary of the financial results (in millions, except per share amounts):

	Three Months Ended
	December 31,
	2004	2003
Sales:
Light Vehicle Systems	$1,183	$1,239
Commercial Vehicle Systems	907	685

SALES	$2,090	$1,924

Operating Income:
Light Vehicle Systems	$(1)	$27
Commercial Vehicle Systems	37	31

SEGMENT OPERATING INCOME	36	58
Costs for withdrawn tender offer	—	(16)

OPERATING INCOME	36	42
Equity in earnings of affiliates	6	2
Gain on sale of marketable securities	—	7
Interest expense, net and other	(28)	(26)

INCOME BEFORE INCOME TAXES	14	25
Provision for income taxes	(4)	(8)
Minority interests	2	(2)

INCOME FROM CONTINUING OPERATIONS	12	15
INCOME FROM DISCONTINUED OPERATIONS	6	4

NET INCOME	$18	$19

DILUTED EARNINGS PER SHARE
Continuing operations	$0.17	$0.22
Discontinued operations	0.09	0.06

Diluted earnings per share	$0.26	$0.28

DILUTED AVERAGE COMMON SHARES OUTSTANDING	69.0	68.3

Prior period amounts have been restated for discontinued operations.

ARVINMERITOR, INC.

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

SALES

The following table reflects geographical business segment sales for the three months ended December 31, 2004 and 2003. The reconciliation is intended to reflect the trend in business segment revenues, and to illustrate the impact changes in foreign currency exchange rates and acquisitions and divestitures had on sales (in millions).

					Dollar Change Due To
	December 31,		Dollar	%		Acquisitions	Volume
	2004	2003	Change	Change	Currency	/ Divestitures	/ Other
LVS:
North America	$515	$500	$15	3%	$4	$(5)	$16
Europe	556	620	(64)	(10)%	68	(48)	(84)
Asia and other	112	119	(7)	(6)%	10	(10)	(7)

	1,183	1,239	(56)	(5)%	82	(63)	(75)
CVS:
North America	$530	$417	$113	27%	$—	$9	$104
Europe	278	189	89	47%	33	53	3
Asia and other	99	79	20	25%	—	—	20

	907	685	222	32%	33	62	127

SALES	$2,090	$1,924	$166	9%	$115	$(1)	$52

Continuing Operations

Sales for the three months ended December 31, 2004 were $2,090 million, up $166 million, or nine percent, from the same period last year. The increase in sales was attributable to foreign currency translation, primarily due to the stronger euro in relation to the U.S. dollar, and stronger North American commercial vehicle truck and trailer volumes in our CVS business segment. These increases were partially offset by lower volumes in certain of our LVS businesses. Acquisitions, primarily related to the new joint ventures with AB Volvo, added sales of $62 million. Divestitures of certain LVS businesses in previous periods reduced sales in the first quarter of fiscal year 2005 by $63 million.

Business Segments

Light Vehicle Systems (LVS) sales were $1,183 million for the three months ended December 31, 2004, down $56 million, or five percent, from a year ago. The decrease in sales is due in part to divestitures, primarily the sale of our 75-percent shareholdings in APA, a joint venture that manufactured ride control products, in fiscal year 2004, and the sale of an automotive stamping and components manufacturing operation in the first quarter of fiscal year 2005, and lower North American and Western European production volumes. The effect of foreign currency translation increased sales by $82 million. Pass through sales were approximately $310 million in the first quarter of fiscal year 2005 compared to $250 million in the first quarter of fiscal year 2004. The increase in pass through sales was primarily attributable to new suspension module business. Pass through sales are products sold to our customers where we buy the material and assemble it into the final product. These pass-through sales carry minimal margins as we have little purchasing, engineering or manufacturing responsibility.

ARVINMERITOR, INC.

Commercial Vehicle Systems (CVS) sales were $907 million, up $222 million, or 32 percent, from the first quarter of fiscal year 2004. The increase in sales was primarily attributable to stronger North American commercial vehicle truck and trailer volumes. Compared to the same period last year, production volumes in North America for commercial vehicle trucks (Class 8) increased approximately 51 percent, medium duty trucks increased 19 percent and trailer volumes increased 17 percent. Acquisitions, primarily the formation of two joint ventures with AB Volvo, added sales of $62 million.

OPERATING INCOME AND OPERATING MARGINS

The following table reflects operating income and operating margins for three months ended December 31, 2004 and 2003 (in millions).

	Operating Income				Operating Margin
	December 31,		Dollar	%	December 31,
	2004	2003	Change	Change	2004	2003	Change
LVS:	$(1)	$27	$(28)	(104)%	(0.1)%	2.2%	(2.3)	pts
CVS:	37	31	6	19%	4.1%	4.5%	(0.4)	pts

Total Segment	36	58	(22)	(38)%	1.7%	3.0%	(1.3)	pts
Other	—	(16)	16

TOTAL	$36	$42	$(6)	(14)%	1.7%	2.2%	(0.5)	pts

Operating income for the three months ended December 31, 2004 was $36 million, a decrease of $6 million, compared to the three months ended December 31, 2003. Operating margin was 1.7 percent, down from 2.2 percent. Higher steel costs, net of recoveries, was the primary driver of the decrease in operating income. The benefits of the higher CVS sales volumes to operating income were offset by the lower LVS sales volumes. Operating income in the first quarter of fiscal year 2004 included $16 million of costs associated with the withdrawn tender offer for Dana Corporation.

Steel costs, net of recoveries, were approximately $30 million higher compared to the first quarter of fiscal year 2004. We were successful in recovering approximately 50 percent of the higher gross steel costs from our customers. Retiree medical and pension costs were $5 million lower than the same period last year as a result of amending certain retiree medical plans in fiscal year 2004. Reductions in our selling prices, as a result of contractual or other commitments, primarily in our LVS segment, were offset by cost reductions.

We recorded restructuring charges of $10 million and $1 million in the three months ended December 31, 2004 and 2003, respectively. Fiscal year 2005 costs included severance and other employee termination costs related to a reduction of approximately 20 salaried employees and 355 hourly employees. The purpose of these actions was primarily to reduce costs in our LVS business so that it can be better positioned to address the competitive challenges in the automotive supply industry.

Selling, general and administrative expenses as a percentage of sales decreased to 4.0 percent in the first quarter of fiscal year 2005 from 4.7 percent a year ago due to our continued efforts to reduce selling, general and administrative spending.

ARVINMERITOR, INC.

Business Segments

LVS operating loss was $1 million, compared to operating income of $27 million in the same period last year. LVS continued to experience narrowing margins due primarily to higher steel costs. LVS incurred higher net steel costs of approximately $20 million in the first three months of fiscal year 2005. Also impacting operating income in the first quarter of fiscal year 2005 was $10 million of restructuring costs and a $4 million gain on the sale of the Columbus, Indiana stamping and manufacturing components business.

As part of an ongoing strategy to implement actions to improve profitability and to better align LVS’ capacity with market conditions, LVS continued its restructuring efforts and recorded $10 million of restructuring charges in the three months ended December 31, 2004 compared to $1 million a year ago. These charges included costs associated with facility closures and consolidations and workforce reductions. The company’s 57 percent owned consolidated joint venture, Meritor Suspensions Systems Company (MSSC) announced its decision to close the Sheffield, England stabilizer bar plant in fiscal year 2005 and LVS recorded $5 million of restructuring costs comprised of $2 million of employee termination costs and $3 million of asset impairment charges. LVS expects to record an additional $3 million of restructuring costs in fiscal year 2005 related to this facility closure. LVS also recorded $5 million of severance and other employee termination costs related to the rationalization and consolidation of other operations.

CVS operating income was $37 million, an increase of $6 million from the same period last year. Operating margin declined to 4.1 percent from 4.5 percent a year ago. The increase in operating income is largely attributable to the higher sales volumes. The benefits of the higher sales volumes were partially offset by higher net steel costs of $10 million. Retiree medical and pension costs were $5 million lower than the previous year as a result of amending certain retiree medical plans in fiscal year 2004.

OTHER INCOME STATEMENT ITEMS

Equity in earnings of affiliates was $6 million for the three months ended December 31, 2004, compared to $2 million for the same period a year ago. The increase is related to the dissolution of our CVS transmission joint venture with ZF Friedrichshafen in the second quarter of fiscal year 2004. The company recorded equity losses of $3 million in the first quarter of fiscal year 2004 related to this joint venture. In addition, improved performance of our CVS Brazilian and Mexican joint ventures contributed to the increase.

The effective income tax rate from continuing operations for the three months ended December 31, 2004 was approximately 27 percent, down from 32 percent in the same period last year. The reduction in the effective tax rate was driven by the impact of various legal entity restructurings that took place in fiscal year 2004 to more closely align our organizational structure with the underlying operations of the businesses. We expect our effective tax rate for continuing operations to continue at 27 percent in fiscal year 2005.

Minority interest income was $2 million in the first quarter of fiscal year 2005 compared to expense of $2 million in the first quarter of fiscal year 2004. Minority interests represent our minority partners’ share of our less than 100 percent owned consolidated joint ventures. The minority interest income in fiscal year 2005 is primarily related to the minority partners’ share of the net losses in our MSSC joint venture.

Interest expense, net and other was $28 million compared to $26 million in the same period last year. The increase in interest expense is primarily due to higher interest rates on our variable rate debt compared with the prior year.

Income from continuing operations for the first quarter of fiscal year 2005 was $12 million, or $0.17 per diluted share, compared to $15 million, or $0.22 per diluted share, in the prior year.

Income from discontinued operations was $6 million for the three months ended December 31, 2004 compared to $4 million a year ago. Included in income from discontinued operations for the first quarter of fiscal year 2005 is a $2 million gain on the sale of our coil coating business. In addition, in accordance with accounting principles generally accepted in the United States, our LVA business segment discontinued depreciating fixed assets as of September 30, 2004. Depreciation expense in the first quarter of fiscal year 2004 was approximately $3 million after-tax.

Net income for the first quarter of fiscal year 2005 was $18 million, or $0.26 per diluted share, compared to net income of $19 million, or $0.28 per diluted share, in the prior year.

ARVINMERITOR, INC.

FINANCIAL CONDITION

CAPITALIZATION

	December 31,	September 30,
	2004	2004
Short-term debt	$7	$3
Long-term debt	1,516	1,487

Total debt	1,523	1,490
Minority interests	62	61
Shareowners' equity	1,170	988

Total capitalization	$2,755	$2,539

Ratio of debt to capitalization	55%	59%

We remain committed to strong cash flow generation, the reduction of debt and regaining an investment grade credit rating. Our primary source of liquidity continues to be cash generated from operations, supplemented by our accounts receivables securitization and factoring programs and, as required, borrowings on our revolving credit facility. Our total debt to capitalization ratio was 55 percent at December 31, 2004 compared to 59 percent at September 30, 2004. This improvement is attributable to higher shareowners’ equity, primarily resulting from foreign currency translation.

CASH FLOWS

	Three Months Ended
	December 31,
	2004	2003
OPERATING CASH FLOWS
Income from continuing operations	$12	$15
Depreciation and amortization	46	49
Pension and retiree medical expense	27	33
Pension and retiree medical contributions	(22)	(23)
Increase in working capital	(157)	(91)
Other	9	23

Net operating cash provided (used) for continuing operations before
changes in receivable securitization and factoring	(85)	6
Net operating cash used for discontinued operations	(94)	(2)

Operating cash before receivable securitization and factoring	(179)	4
Change in receivable securitization and factoring	(41)	9

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(220)	$13

ARVINMERITOR, INC.

Operating cash flows used for continuing operations before the impact of our receivable securitization and factoring programs was $85 million in the first three months of fiscal year 2005 compared to $6 million of cash provided by continuing operations before the impact of our receivable securitization and factoring programs in last year’s first quarter. This decline was driven largely by higher uses of cash for working capital. Cash flow was favorably impacted by our fiscal calendar in the fourth quarter of fiscal year 2004. This favorability reversed itself in the first quarter of fiscal year 2005, which included 13 weeks compared to 14 weeks in the fourth quarter of fiscal year 2004. We used approximately $30 million of cash for working capital requirements at our new joint ventures with AB Volvo and higher inventory levels used approximately $75 million of cash. Inventory levels increased, in part, due to our efforts to increase our steel inventory. Cash used for discontinued operations was $94 million compared to $2 million a year ago. Higher working capital levels contributed to this decline.

	Three Months Ended
	December 31,
	2004	2003
INVESTING CASH FLOWS
Capital expenditures	$(27)	$(29)
Acquisition of businesses and investments	(22)	—
Proceeds from disposition of property and businesses	33	15
Proceeds from sale of securities	—	18
Net cash flows provided (used) by discontinued operations	162	(2)

CASH PROVIDED BY INVESTING ACTIVITIES	$146	$2

Cash provided by investing activities was $146 million and $2 million in the first quarter of fiscal year 2005 and 2004, respectively. Capital expenditures decreased to $27 million from $29 million in the same period last year. During the three months ended December 31, 2004, we used $22 million of cash for the acquisition of businesses, primarily the formation of two joint ventures with AB Volvo and we received proceeds of $33 million from the disposition of certain property and businesses. During the three months ended December 31, 2003, we received proceeds of $18 million from the sale of Dana stock and $15 million from the disposition of property and businesses.

Discontinued operations provided investing cash flows of $162 million, primarily related to the proceeds from the sale of Roll Coater. In last year’s first quarter, discontinued operations used investing cash flows of $2 million related to capital expenditures.

	Three Months Ended
	December 31,
	2004	2003
FINANCING CASH FLOWS
Net increase in revolving credit facilities	$11	$28
Borrowings (payments) on lines of credit and other	20	(7)

Net proceeds from debt	31	21
Cash dividends	(7)	(7)
Proceeds from exercise of stock options	5	—

CASH PROVIDED BY FINANCING ACTIVITIES	$29	$14

Cash provided by financing activities was $29 million compared to $14 million in last year’s first quarter. We borrowed $31 million from our revolving credit facility and lines of credit compared to $21 million a year ago. We paid dividends of $7 million in the first quarter of fiscal year 2005 and 2004 and received proceeds of $5 million from the exercise of stock options in the three months ended December 31, 2004.

ARVINMERITOR, INC.

LIQUIDITY

Revolving and Other Debt – We have a $900 million revolving credit facility that expires in 2008. Under the facility, borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company’s credit rating. At December 31, 2004, the margin over the LIBOR rate was 120 basis points, and the facility fee was 30 basis points. Certain of our domestic wholly-owned subsidiaries, as defined in the new credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the new credit facility. Concurrently, the company was required by the terms of an existing lease agreement to provide similar subsidiary guarantees for the benefit of the lessor, lenders and agent thereunder and voluntarily agreed to provide similar subsidiary guarantees for the benefit of the holders of the publicly-held notes outstanding under the company’s two indentures.

The credit facilities require us to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. At December 31, 2004, we were in compliance with all covenants.

We have $150 million of debt securities remaining unissued under the shelf registration filed with the SEC in April 2001.

Leases — One of our operating leases requires us to maintain financial ratios that are similar to those required by our revolving credit agreement. At December 31, 2004, we were in compliance with all covenants. We have a residual value guarantee of $30 million related to one of our leases.

Accounts Receivable Securitization and Factoring — As discussed in Note 7 of the Notes to Consolidated Financial Statements, we participate in two accounts receivable securitization programs to improve financial flexibility and lower interest costs. ArvinMeritor Receivables Corporation (ARC), a wholly owned subsidiary of the company, has entered into an agreement to sell an undivided interest in up to $250 million of eligible trade receivables of certain U.S. subsidiaries to a group of banks. Our LVA business segment no longer participates in this accounts receivable facility. As a result, our borrowing capacity has been reduced by approximately $110 million. At December 31, 2004 we had not utilized any amounts under this facility. At September 30, 2004, we had utilized $24 million of this accounts receivable securitization facility. In addition we have a European securitization program, wherein we can sell up to 50 million euro of eligible trade receivables in one of our European subsidiaries to a bank. As of December 31, 2004 and September 30, 2004, we utilized 1 million euro ($1 million) and 7 million euro ($8 million) of this accounts receivable securitization facility. The European and U.S. accounts receivable securitization programs mature in March and September 2005, respectively. The European accounts receivable securitization facility will not be renewed.

If our credit ratings were reduced to certain levels, or if certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facilities. At December 31, 2004, we were in compliance with all covenants.

In addition to its securitization programs, several of our European subsidiaries factor accounts receivable with financial institutions. Such receivables are factored without recourse to the company and are excluded from accounts receivable. There were no factored receivables at December 31, 2004 and $10 million of receivables were factored at September 30, 2004. There can be no assurance that this facility will be used or available to us in the future.

TENDER OFFER

In the first quarter of fiscal year 2004, as a result of the company’s decision to withdraw its all cash tender offer to acquire all of the outstanding shares of Dana Corporation, the company recorded a net charge of $9 million ($6 million after-tax, or $0.09 per diluted share). The pre-tax charge included $16 million in direct incremental acquisition costs less a gain on the sale of Dana stock of $7 million.

ARVINMERITOR, INC.

CRITICAL ACCOUNTING POLICIES

Information concerning the company’s critical accounting policies is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, which is incorporated in this Form 10-Q by reference.

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

The company has performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of December 31, 2004 the analysis indicated that such market movements would not have a material effect on the company’s business, financial condition or results of operations. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company’s actual exposures.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of Charles G. McClure, Jr., Chairman of the Board, Chief Executive Officer and President, and Rakesh Sachdev, Vice President and Controller and acting Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and the acting Chief Financial Officer have concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in ArvinMeritor’s disclosure controls and procedures in the fiscal quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect ArvinMeritor’s internal control over financial reporting.

In connection with the rule, the company continues to further review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

ARVINMERITOR, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As discussed in Item 3. Legal Proceedings, on pages 17-18 of the company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004, Maremont Corporation and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Reference is made to Note 17. “Contingencies – Asbestos” of the Notes to Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, incorporated herein by reference, for updated information on the status of these matters, the reserves established for asbestos-related liabilities and corresponding asbestos-related recoveries from insurance companies at December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective as of January 1, 2005, the company issued 569 shares of Common Stock to a non-employee director of the company pursuant to the terms of the company’s 2004 Directors Stock Plan, in lieu of cash payment of the quarterly retainer and meeting fees for board service. The issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

Item 5. Other Information

(a)   On November 11, 2004, Meritor Suspension Systems Company, a 57 percent owned joint venture of the company’s Light Vehicle Systems (LVS) segment, announced its decision to close its Sheffield, England stabilizer bar plant. LVS expects to record restructuring and other costs of approximately $8 million related to this action. Of this amount, $5 million was recorded in the first quarter of fiscal year 2005, including employee termination costs of approximately $2 million related to a reduction of approximately 10 salaried and 125 hourly employees, and an asset impairment charge of $3 million.

(b)   Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression; the availability and cost of raw materials, including steel; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its customers and suppliers; successful integration of acquired or merged businesses; achievement of the expected annual savings and synergies from past and future business combinations; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; competitive product and pricing pressures; the amount of the company’s debt; the ability of the company to access capital markets; the credit ratings of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the Securities and Exchange Commission. See also “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Quantitative and Qualitative Disclosures about Market Risk” herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

ARVINMERITOR, INC.

Item 6. Exhibits.

*	10-a	Form of Deferred Share Agreement under the Incentive Compensation Plan

12	Computation of ratio of earnings to fixed charges

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act)

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and 18 U.S.C. Section 1350

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

_________________

        *    Management contract or compensatory plan or arrangement.

ARVINMERITOR, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVINMERITOR, INC.

Date: February 9, 2005	By: /s/ V. G. Baker, II V. G. Baker, II Senior Vice President and General Counsel (For the registrant)

Date: February 9, 2005	By: /s/ R. Sachdev R. Sachdev Vice President and Controller (Chief Accounting Officer)