Form 10-Q
period 2005-03-31
ARVINMERITOR INC
filed 2005-05-04
CIK 1113256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2005

ARVINMERITOR, INC.

(Exact name of registrant as specified in its charter)

Indiana	1-15983	38-3354643
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(I.R.S. Employer Identification No.)

2135 West Maple Road, Troy, Michigan	48084-7186
(Address of principal executive offices)	(Zip Code)

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

70,107,219 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on March 31, 2005.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

INDEX

PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements:	Page
			No.
		Consolidated Statement of Operations - - Three Months
		and Six Months Ended March 31, 2005 and 2004	2

		Consolidated Balance Sheet - -
		March 31, 2005 and September 30, 2004	3

		Condensed Consolidated Statement of Cash Flows - -
		Six Months Ended March 31, 2005 and 2004	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis
		of Results of Operations and Financial Condition	27

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	39

	Item 4.	Controls and Procedures	39

PART II.	OTHER INFORMATION:

	Item 1.	Legal Proceedings	40

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

	Item 4.	Submission of Matters to a Vote of Security Holders	40

	Item 5.	Other Information	41

	Item 6.	Exhibits	41

Signatures			42

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(Unaudited)
Sales	$2,276	$1,996	$4,366	$3,920
Cost of sales	(2,124)	(1,825)	(4,083)	(3,600)
GROSS MARGIN	152	171	283	320
Selling, general and administrative	(100)	(99)	(184)	(189)
Restructuring costs	(64)	(6)	(74)	(7)
Gain on divestitures	—	20	4	20
Environmental remediation costs	(6)	(8)	(6)	(8)
Customer bankruptcies	(5)	—	(10)	—
Costs for withdrawn tender offer	—	—	—	(16)
OPERATING INCOME (LOSS)	(23)	78	13	120
Equity in earnings of affiliates	7	5	13	7
Gain on sale of marketable securities	—	—	—	7
Interest expense, net and other	(30)	(25)	(58)	(51)
INCOME (LOSS) BEFORE INCOME TAXES	(46)	58	(32)	83
Benefit (provision) for income taxes	13	(15)	9	(23)
Minority interests	(2)	(3)	—	(5)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(35)	40	(23)	55
INCOME FROM DISCONTINUED OPERATIONS	2	1	8	5
NET INCOME (LOSS)	$(33)	$41	$(15)	$60

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.51)	$0.59	$(0.34)	$0.81
Discontinued operations	0.03	0.02	0.12	0.08
Basic earnings (loss) per share	$(0.48)	$0.61	$(0.22)	$0.89

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.51)	$0.58	$(0.33)	$0.80
Discontinued operations	0.03	0.01	0.11	0.08
Diluted earnings (loss) per share	$(0.48)	$0.59	$(0.22)	$0.88

Basic average common shares outstanding	68.6	67.5	68.2	67.2
Diluted average common shares outstanding	69.1	69.0	69.1	68.5

Cash dividends per common share	$0.10	$0.10	$0.20	$0.20

See notes to consolidated financial statements. Amounts for the three and six months ended March 31, 2004 have been restated for discontinued operations.

ARVINMERITOR, INC.

CONSOLIDATED BALANCE SHEET

(in millions)

	March 31,	September 30,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99	$132
Receivables, net	1,607	1,478
Inventories	606	523
Other current assets	261	238
Assets of discontinued operations	555	615
TOTAL CURRENT ASSETS	3,128	2,986
NET PROPERTY	1,056	1,032
GOODWILL	822	808
OTHER ASSETS	836	813
TOTAL ASSETS	$5,842	$5,639

LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$7	$3
Accounts payable	1,440	1,366
Other current liabilities	649	622
Liabilities of discontinued operations	236	282
TOTAL CURRENT LIABILITIES	2,332	2,273
LONG-TERM DEBT	1,537	1,487
RETIREMENT BENEFITS	602	583
OTHER LIABILITIES	250	247
MINORITY INTERESTS	59	61
SHAREOWNERS’ EQUITY:
Common stock (March 31, 2005 and September 30, 2004, 71.0
shares issued and 70.1 and 69.5 outstanding, respectively)	71	71
Additional paid-in capital	574	569
Retained earnings	566	595
Treasury stock (March 31, 2005 and September 30, 2004,
0.9 and 1.5 shares, respectively)	(13)	(22)
Unearned compensation	(16)	(15)
Accumulated other comprehensive loss	(120)	(210)
TOTAL SHAREOWNERS’ EQUITY	1,062	988
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$5,842	$5,639

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Six Months Ended March 31,
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES
Income (loss) from continuing operations	$(23)	$55
Adjustments to income (loss) from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	93	95
Gain on divestitures	(4)	(20)
Gain on sale of marketable securities	—	(7)
Restructuring costs, net of payments	58	(3)
Pension and retiree medical expense	55	66
Pension and retiree medical contributions	(46)	(44)
Changes in receivable securitization and factoring	38	(27)
Changes in assets and liabilities, excluding effects of
acquisitions, divestitures and foreign currency adjustments	(244)	(84)
Cash flows provided by (used for) continuing operations	(73)	31
Cash flows provided by (used for) discontinued operations	(130)	3
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(203)	34

INVESTING ACTIVITIES
Capital expenditures	(63)	(63)
Acquisitions of businesses and investments	(22)	—
Proceeds from disposition of property and businesses	33	70
Proceeds from sale of securities	—	18
Net investing cash flows provided by (used for) discontinued operations	159	(7)
CASH PROVIDED BY INVESTING ACTIVITIES	107	18

FINANCING ACTIVITIES
Net change in revolving credit facilities	48	(23)
Borrowings (payments) on lines of credit and other	20	(9)
Net change in debt	68	(32)
Proceeds from exercise of stock options	5	5
Cash dividends	(14)	(14)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	59	(41)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH	4	5
CHANGE IN CASH AND CASH EQUIVALENTS	(33)	16
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	132	103
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$99	$119

See notes to consolidated financial statements. Amounts for the six months ended March 31, 2004 have been restated for discontinued operations.

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

In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The results of operations for the three and six months ended March 31, 2005, are not necessarily indicative of the results for the full year.

The company’s fiscal year ends on the Sunday nearest September 30. The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30. The second quarter of fiscal year 2005 and 2004 ended on April 3, 2005, and March 28, 2004, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters unless otherwise stated.

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

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Basic average common shares outstanding	68.6	67.5	68.2	67.2
Impact of restricted stock	0.3	0.9	0.7	0.9
Impact of stock options	0.2	0.6	0.2	0.4
Diluted average common shares outstanding	69.1	69.0	69.1	68.5

At March 31, 2005 and 2004, options to purchase 2.8 million and 2.0 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment,” which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement also establishes fair value for share based payment transactions with employees. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The company began expensing the fair value of stock options in fiscal year 2002. As a result, the adoption of this statement is not expected to have a material impact on the results of operations or financial position of the company.

In December 2004, the FASB issued Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the Act) provides tax relief to U.S. domestic manufacturers under certain circumstances. The FSP states that the manufacturers’ deduction under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate deduction. The adoption of FSP FAS 109-1 did not have an impact on the company’s results of operations or financial position.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004.” The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The FSP addresses whether a company should be allowed additional time beyond the financial reporting period in which the Act was enacted to evaluate the effects of the Act on the company’s plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The adoption of FSP FAS 109-2 did not have an impact on the company’s results of operations or financial position.

4.	Discontinued Operations

In the fourth quarter of fiscal year 2004, the company announced plans to divest its Light Vehicle Aftermarket (LVA) business segment and coil coating business, Roll Coater, Inc., a wholly owned subsidiary. These plans are part of the company’s long-term strategy to focus on core competencies and support its global light vehicle systems original equipment manufacturing (OEM) customers and its commercial vehicle systems OEM and aftermarket customers. LVA supplies exhaust, ride control, motion control and filter products as well as other automotive parts to the passenger car, light truck and sport utility aftermarket. LVA and Roll Coater are reported as discontinued operations for all periods presented. Accordingly, net property and amortizable intangible assets are no longer being depreciated or amortized. The company expects to complete the divestiture of the majority of LVA in fiscal year 2005.

In November 2004, the company completed the sale of Roll Coater. Roll Coater supplied coil coating services and other value-added metal processing services to the transportation, appliance, heating and cooling, construction, doors and other industries. Cash proceeds from the sale were approximately $163 million, resulting in a $2 million after-tax gain on the sale, which is recorded in discontinued operations for the six months ended March 31, 2005.

During the first six months of fiscal 2004, due to declining markets, LVA recorded restructuring costs of $2 million. These costs included severance and other termination costs related to a reduction of approximately 50 salaried employees.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Results of the discontinued operations are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Sales:
Light Vehicle Aftermarket	$227	$212	$431	$422
Roll Coater	—	46	28	92
Total Sales	$227	$258	$459	$514

Income before income taxes	$4	$3	$15	$10
Provision for income taxes	(1)	(1)	(6)	(4)
Minority interests	(1)	(1)	(1)	(1)
Income from discontinued operations	$2	$1	$8	$5

Assets and liabilities of the discontinued operations are summarized as follows (in millions):

	March 31,	September 30,
	2005	2004

Current assets	$368	$299
Net property	159	288
Other assets	28	28
Assets of discontinued operations	$555	$615

Current liabilities	$202	$228
Other liabilities	24	45
Minority interests	10	9
Liabilities of discontinued operations	$236	$282

5.	Acquisitions and Divestitures

On October 4, 2004, the company formed two joint ventures in France with AB Volvo to manufacture and distribute axles. The company acquired its 51% interest for a purchase price of $23 million. Accordingly, the results of operations and financial position of these joint ventures are consolidated by the company beginning in the first quarter of fiscal year 2005. The company has an option to purchase the remaining 49% interest in one of the joint ventures beginning in fiscal year 2008 for 15.7 million euro ($20 million) plus interest at EURIBOR rates plus a margin. This option to purchase the minority interest is essentially a financing arrangement and, therefore, is recorded as a long term obligation of the company and is included in other liabilities (see Note 13). Accordingly, no minority interest is recognized for the 49% interest in this joint venture.

In December 2004, the company completed the divestiture of its Columbus, Indiana automotive stamping and components manufacturing business and recognized a pre-tax gain on the sale of $4 million. This divestiture is part of the company’s plan to rationalize its operations and focus on its core automotive businesses. This manufacturing operation had sales of $83 million in fiscal year 2004.

As part of the company’s continuing strategy to divest non-core businesses, in the second quarter of fiscal 2004 the company completed the sale of its 75-percent shareholdings in AP Amortiguadores, S.A. (APA), a joint venture that manufactured ride control products. Net proceeds from the sale were $48 million, resulting in a pre-tax gain of $20 million.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Restructuring Costs

The company recorded restructuring charges of $74 million and $7 million during the first six months of fiscal year 2005 and 2004, respectively. At March 31, 2005 and September 30, 2004, $41 million and $10 million, respectively, of restructuring reserves related to unpaid employee termination benefits remained in the consolidated balance sheet.

In the second quarter of fiscal year 2005 the company announced the elimination of approximately 400 to 500 salaried positions and approved plans to consolidate, downsize, close or sell certain underperforming businesses or facilities. These actions are intended to align our capacity with industry conditions, improve our manufacturing locations and improve operating efficiencies. In addition to the elimination of the 400 to 500 salaried employees, these actions will result in the reduction of an additional 300 salaried and 1,550 hourly employees at 11 global facilities, primarily in the Light Vehicle Systems (LVS) business segment. The total estimated cost of these actions is approximately $135 million, of which approximately $110 million will be cash costs. Estimated costs include employee severance and other exit costs as well as asset impairments. The company recorded restructuring costs of $62 million related to these actions in the second quarter of fiscal 2005. These costs included $39 million of employee termination benefits and $23 million of asset impairment charges. Under accounting principles generally accepted in the United States, we expect the remainder of the restructuring costs to be recorded in the next eighteen months.

During the first quarter of fiscal year 2005, Meritor Suspensions Systems Company (MSSC), a 57 percent owned consolidated joint venture of the company, announced the decision to close its Sheffield, England stabilizer bar plant. The LVS business segment has recorded restructuring and other exit costs of approximately $7 million related to this action in the first six months of fiscal year 2005. The $7 million included employee termination and other exit costs of approximately $3 million and asset impairment charges of $4 million. The employee termination costs related to a reduction of approximately 10 salaried and 125 hourly employees.

The LVS business segment also recorded in the six months ended March 31, 2005, restructuring costs for previously approved employee termination and other expenses of $5 million. These costs related to a reduction in workforce of approximately 10 salaried and 230 hourly employees and the consolidation of two plants in Brazil.

The company recorded restructuring costs of $4 million in the first six months of fiscal 2004 related to workforce reductions and facility consolidations in its LVS business segment. These costs included severance and other employee termination costs related to a reduction of approximately 200 salaried and 350 hourly employees. These measures follow the management realignment of the company’s LVS business and are also intended to address the competitive challenges in the automotive supplier industry.

During the second quarter of fiscal 2004, the company also recorded restructuring charges totaling $3 million associated with certain administrative and managerial employee termination costs.

The changes in the restructuring reserves for the six months ended March 31, 2005 are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Total
Balance at September 30, 2004	$10	$—	$10
Activity during the period
Charges to expense	47	27	74
Asset write-offs	—	(27)	(27)
Cash payments	(16)	—	(16)
Balance at March 31, 2005	$41	$—	$41

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Accounts Receivable Securitization and Factoring

The company participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this program, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, special purpose subsidiary. ARC has entered into an agreement to sell an undivided interest in up to $250 million of eligible receivables to certain bank conduits. LVA no longer participates in this facility. As a result of this and the recent divestitures of our coil coating business and automotive stamping and components manufacturing business, the company’s borrowing capacity has been reduced by approximately $100 million from the $250 million available per the agreement. As of March 31, 2005 and September 30, 2004, the company had utilized $65 million and $24 million, respectively, of this accounts receivable securitization facility. As of March 31, 2005 and September 30, 2004, the banks had a preferential interest in $246 million and $373 million, respectively, of the remainder of the receivables held at ARC to secure the obligation under this accounts receivable securitization facility.

The company does not have a retained interest in the receivables sold, but does perform collection and administrative functions. The receivables under these programs were sold at fair market value and a discount on the sale was recorded in interest expense, net and other. A discount of $2 million was recorded for the six months ended March 31, 2005 and 2004. The gross amount of proceeds received from the sale of receivables under this program was $298 million and $1,175 million for the six months ended March 31, 2005 and 2004, respectively. The accounts receivable securitization program matures in September 2005.

If the company’s credit ratings were reduced to certain levels, or if certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facilities. At March 31, 2005, the company was in compliance with all covenants.

The company previously participated in a European accounts receivable securitization program. The European program expired in March 2005 and the company elected not to renew the program. The gross amount of proceeds received from the sale of receivables under this program was $5 million and $231 million for the six months ended March 31, 2005 and 2004, respectively.

Several of the company’s European subsidiaries factor eligible accounts receivable with financial institutions. The receivables are factored without recourse to the company and are excluded from accounts receivable. The amounts of factored receivables were $15 million and $10 million at March 31, 2005 and September 30, 2004, respectively.

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

9.	Inventories

Inventories are summarized as follows (in millions):

	March 31,	September 30,
	2005	2004

Finished goods	$179	$170
Work in process	183	124
Raw materials, parts and supplies	244	229
Total	$606	$523

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Other Current Assets

Other current assets are summarized as follows (in millions):

	March 31,	September 30,
	2005	2004

Current deferred income tax assets	$116	$117
Customer reimbursable tooling and engineering	59	62
Asbestos-related recoveries	13	13
Foreign exchange contracts	14	5
Prepaid and other	59	41
Other current assets	$261	$238

11.	Other Assets

Other Assets are summarized as follows (in millions):

	March 31,	September 30,
	2005	2004
Non-current deferred income tax assets	$456	$428
Investments in affiliates	107	95
Long-term receivables	42	41
Prepaid pension costs	24	23
Fair value of interest rate swaps	21	36
Asbestos-related recoveries	51	59
Capitalized software costs, net	33	36
Patents, licenses and other intangible assets (less accumulated
amortization: $5 at March 31, 2005 and $4 at September 30, 2004)	34	33
Other	68	62
Other assets	$836	$813

The company anticipates amortization expense for patents, licenses and other intangible assets of approximately $2 million in fiscal year 2005, $2 million in fiscal year 2006 and $2 million total for fiscal years 2007 through 2009.

12.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	March 31,	September 30,
	2005	2004

Compensation and benefits	$243	$274
Income taxes	90	107
Product warranties	74	60
Taxes other than income taxes	48	35
Restructuring	41	10
Current deferred income tax liabilities	20	20
Asbestos	13	13
Interest	12	11
Foreign exchange contracts	5	3
Environmental	8	8
Other	95	81
Other current liabilities	$649	$622

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Six Months Ended
	March 31,
	2005	2004
Current portion of product warranties – beginning balance	$60	$53
Accruals for product warranties	42	25
Increase in product warranties due to acquisition	—	20
Payments	(28)	(33)
Change in estimates and other	—	(2)
Current portion of product warranties – ending balance	74	63
Non-current product warranties	30	30
Total product warranties	$104	$93

In the second quarter of fiscal 2005, the company increased its accruals for product warranties primarily associated with supplier quality matters. The company intends to pursue vigorously recovery of its direct and indirect costs associated with these matters. Net of probable recoveries, which are recorded in receivables, the company recorded a warranty charge of $6 million.

13.	Other Liabilities

Other Liabilities are summarized as follows (in millions):

	March 31,	September 30,
	2005	2004

Asbestos	$53	$61
Non-current deferred income tax liabilities	60	59
Product warranties	30	30
Environmental	24	26
Long-term payable	20	—
Other	63	71
Other liabilities	$250	$247

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Long-Term Debt

Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

	March 31,	September 30,
	2005	2004
6 5/8 percent notes due 2007	$199	$199
6 3/4 percent notes due 2008	100	100
7 1/8 percent notes due 2009	150	150
6.8 percent notes due 2009	499	499
8 3/4 percent notes due 2012	400	400
9.5 percent subordinated debentures due 2027	39	39
Bank revolving credit facilities	48	—
Lines of credit and other	88	67
Fair value adjustment of notes	21	36
Subtotal	1,544	1,490
Less: current maturities	(7)	(3)
Long-term debt	$1,537	$1,487

Bank Revolving Credit Facilities

The company has a $900 million revolving credit facility that expires in 2008. Under the facility, borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company’s credit rating. At March 31, 2005, the margin over the LIBOR rate was 120 basis points, and the facility fee was 30 basis points. Certain of the company’s domestic wholly-owned subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the credit facility. Concurrently, the company was required by the terms of an existing lease agreement to provide similar subsidiary guarantees for the benefit of the lessor, lenders and agent thereunder and voluntarily agreed to provide similar subsidiary guarantees for the benefit of the holders of the publicly-held notes outstanding under the company’s two indentures (see Note 20).

Interest Rate Swap Agreements

The company has two interest rate swap agreements that effectively convert $300 million of the company’s 8 3/4 percent notes and $100 million of the 6.8 percent notes to variable interest rates. The fair value of the swaps was $21 million as of March 31, 2005 and $36 million as of September 30, 2004, and is recorded in Other Assets, with an offsetting amount recorded in Long-Term Debt. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent and 6.8 percent on notional amounts of $300 million and $100 million, respectively, and pays variable rates based on three-month LIBOR plus a weighted-average spread of 2.5 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other.

Leases

The company has entered into an agreement to lease certain manufacturing and administrative assets. Under the agreement, the assets are held by a variable interest entity. The company has determined that it has a variable interest in the variable interest entity in the form of a $30 million residual value guarantee that obligates the company to absorb a majority of the variable interest entity’s losses. The assets and liabilities of this variable interest entity are included in the company’s consolidated balance sheet at March 31, 2005 and September 30, 2004. The company has various other operating leasing arrangements that are not with variable interest entities.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Covenants

The bank revolving credit facility requires the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. In addition, an operating lease requires the company to maintain financial ratios that are similar to those required under the company’s credit facilities. At March 31, 2005, the company was in compliance with all covenants.

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

Under this program, the company has designated the forward contracts as cash flow hedges of the underlying forecasted purchases and sales. The effective portion of changes in the fair value of the forward contracts is recorded in Accumulated Other Comprehensive Income (OCI) in shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The forward contracts generally mature within 12 months. There was no material impact to earnings associated with hedge ineffectiveness in the six months ended March 31, 2005.

At March 31, 2005 and September 30, 2004, there was a $4 million and a $3 million after-tax gain, respectively, recorded in OCI. The company expects to reclassify this amount from OCI to operating income during the next six months as the forecasted hedged transactions are recognized in earnings.

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	March 31, 2005		September 30, 2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$99	$99	$132	$132
Interest rate swaps - asset	21	21	36	36
Foreign exchange contracts - asset	14	14	5	5
Foreign exchange contracts - liability	5	5	3	3
Short-term debt	7	7	3	3
Long-term debt	1,537	1,542	1,487	1,521

Cash and cash equivalents - All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value due to the short maturity of these instruments.

Interest rate swaps and foreign exchange contracts - Fair values are estimated by obtaining quotes from external sources.

Short-term debt - The carrying value of short-term debt approximates fair value due to the short maturity of these borrowings.

Long-term debt - Fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	Retirement Benefit Liabilities

Retirement Benefit Liabilities consisted of the following (in millions):

	March 31,	September 30,
	2005	2004
Retiree medical liability	$278	$293
Pension liability	350	320
Other	39	35
Subtotal	667	648
Less: current portion	(65)	(65)
Retirement benefit liabilities	$602	$583

The components of net periodic pension and retiree medical expense, including discontinued operations, for the six months ended March 31, are as follows:

	2005		2004
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$20	$2	$20	$2
Interest cost	46	12	40	20
Assumed return on plan assets	(47)	—	(42)	—
Amortization of prior service costs	4	(11)	4	(2)
Recognition of transition asset	(1)	—	(1)	—
Recognized actuarial loss	16	14	13	12
Total expense	$38	$17	$34	$32

             In fiscal 2004, the company approved changes to certain retiree medical plans. The plan changes resulted in a reduction in the Accumulated Projected Benefit Obligation of $257 million, which is being amortized as a reduction of retiree medical expense over the average remaining service life of approximately 12 years.

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

The company has been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at March 31, 2005, to be approximately $31 million, of which $12 million is recorded as a liability.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2005, to be approximately $56 million, of which $20 million is recorded as a liability.

During the second quarter of fiscal 2005, the company recorded environmental remediation costs of $6 million, included in the total for Superfund sites, resulting from a revised estimate to remediate a former Rockwell facility sold in 1990. During the second quarter of fiscal 2004, the company recorded environmental remediation costs of $8 million resulting from an agreement with the Environmental Protection Agency to remediate a different former Rockwell facility that was sold in 1985.

Following are the components of the Superfund and Non-Superfund Environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2004	$6	$28	$34
Charges to expense	6	—	6
Payments	—	(8)	(8)
Balance at March 31, 2005	$12	$20	$32

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

Maremont’s asbestos-related liabilities and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2005	September 30, 2004
Unbilled committed settlements	$3	$3
Pending claims	61	69
Shortfall and other	2	2
Asbestos-related liabilities	$66	$74

Asbestos-related recoveries	$64	$72

A portion of the asbestos-related recoveries and reserves are included in Other current assets and liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 10 through 13).

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unbilled Committed Settlements: The liability for unbilled committed settlements relates to committed settlements that Maremont agreed to pay when Maremont participated in the Center for Claims Resolution (CCR). Maremont shared in the payments of defense and indemnity costs of asbestos-related claims with other CCR members. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 1, 2001, when it was reorganized and discontinued negotiating shared settlements. There were no significant billings to insurance companies related to committed settlements in the six months ended March 31, 2005. There were $1 million in billings to insurance companies related to committed settlements in the six months ended March 31, 2004.

Pending Claims: Upon dissolution of the CCR in February 2001, Maremont began handling asbestos-related claims through its own defense counsel and is committed to examining the merits of each asbestos-related claim. For purposes of establishing liabilities for pending asbestos-related claims, Maremont estimates its defense and indemnity costs based on the history and nature of filed claims to date and Maremont’s experience. Maremont developed experience factors for indemnity and litigation costs using data on actual experience in resolving claims since the dissolution of the CCR in February 2001 and its assessment of the nature of the claims. Maremont had approximately 68,600 and 74,000 pending asbestos-related claims at March 31, 2005 and September 30, 2004, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Although the company expects legal defense costs to continue at higher levels than when it participated in the CCR, the company believes its litigation strategy has reduced the average indemnity cost per claim. The decline in pending claims and related liability since September 30, 2004 reflects the settlement of 8,500 claims in one jurisdiction and lower defense costs. Billings to insurance companies for indemnity and defense costs of resolved cases were $4 million and $6 million in the six months ended March 31, 2005 and 2004, respectively.

Shortfall: Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. There were no payments by the company related to shortfall and other in the six months ended March 31, 2005 and 2004.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Comprehensive income is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income (loss)	$(33)	$41	$(15)	$60
Foreign currency translation adjustments	(63)	(17)	88	96
Unrealized gain (loss) on foreign exchange contracts, net of tax	(8)	—	2	—
Reclassification of unrealized gain on marketable securities, net of tax	—	—	—	(3)
Comprehensive income (loss)	$(104)	$24	$75	$153

19.	Business Segment Information

The company has two reportable operating segments: Light Vehicle Systems (LVS) and Commercial Vehicle Systems (CVS). LVS is a major supplier of air and emission systems, aperture systems (roof and door systems), and undercarriage systems (suspension and ride control systems and wheel products) for passenger cars, light trucks and sport utility vehicles to original equipment manufacturers (OEMs). CVS supplies drivetrain systems and components, including axles and drivelines, braking and suspension systems, and exhaust and ride control products, for medium- and heavy-duty trucks, trailers and specialty vehicles to OEMs and the commercial vehicle aftermarket. The company’s previously reported LVA segment and Other are reported in discontinued operations.

The company no longer allocates certain legacy costs to its reportable segments as management measures the performance of these segments exclusive of these costs. As a result, the company reclassified $8 million of legacy environmental remediation costs for the three and six months ended March 31, 2004 from LVS’ previously reported operating income to environmental remediation costs.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment information is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Sales:
Light Vehicle Systems	$1,244	$1,227	$2,427	$2,466
Commercial Vehicle Systems	1,032	769	1,939	1,454
Total sales	$2,276	$1,996	$4,366	$3,920
Operating Income (Loss):
Light Vehicle Systems	$(54)	$50	$(55)	$77
Commercial Vehicle Systems	37	36	74	67
Segment operating income (loss)	(17)	86	19	144
Environmental remediation costs	(6)	(8)	(6)	(8)
Costs for withdrawn tender offer	—	—	—	(16)
Operating income (loss)	(23)	78	13	120
Equity in earnings of affiliates	7	5	13	7
Gain on sale of marketable securities	—	—	—	7
Interest expense, net and other	(30)	(25)	(58)	(51)
Income (loss) before income taxes	(46)	58	(32)	83
Benefit (provision) for income taxes	13	(15)	9	(23)
Minority interests	(2)	(3)	—	(5)
Income (loss) from continuing operations	$(35)	$40	$(23)	$55

A summary of the changes in the carrying value of goodwill for the six months ended March 31, 2005, is as follows (in millions):

	LVS	CVS	Total
Balance at September 30, 2004	$374	$434	$808
Foreign currency translation	8	6	14
Balance at March 31, 2005	$382	$440	$822

20.	Supplemental Guarantor Condensed Consolidating Financial Statements

Under the company’s $900 million revolving credit facility, certain domestic wholly-owned subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the facility. Similar subsidiary guarantees were provided for the benefit of the holders of the publicly-held notes outstanding under the company’s two indentures (see Note 14).

In lieu of providing separate audited financial statements for the Guarantors, the company has included the accompanying condensed consolidating financial statements. These condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the parent’s share of the subsidiary’s cumulative results of operations, capital contributions and distributions and other equity changes. The Guarantor subsidiaries are combined in the condensed consolidating financial statements.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Three Months Ended March 31, 2005
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

Sales
External	$—	$835	$1,441	$—	$2,276
Subsidiaries	—	42	117	(159)	—
Total sales	—	877	1,558	(159)	2,276
Cost of sales	(12)	(800)	(1,471)	159	(2,124)
GROSS MARGIN	(12)	77	87	—	152
Selling, general and administrative	(19)	(53)	(28)	—	(100)
Restructuring costs	(1)	(19)	(44)	—	(64)
Environmental remediation costs	—	(6)	—	—	(6)
Customer bankruptcies	—	—	(5)	—	(5)
OPERATING INCOME (LOSS)	(32)	(1)	10	—	(23)
Equity in earnings of affiliates	1	1	5	—	7
Other income (expense), net	16	(2)	(14)	—	—
Interest expense, net and other	(27)	(2)	(1)	—	(30)
INCOME (LOSS) BEFORE INCOME TAXES	(42)	(4)	—	—	(46)
Benefit (provision) for income taxes	16	1	(4)	—	13
Minority interests	—	—	(2)	—	(2)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(26)	(3)	(6)	—	(35)
INCOME FROM DISCONTINUED OPERATIONS	—	—	2	—	2
Equity in net income of subsidiaries	(7)	(3)	—	10	—
NET INCOME (LOSS)	$(33)	$(6)	$(4)	$10	$(33)

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Three Months Ended March 31, 2004
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

Sales
External	$—	$706	$1,290	$—	$1,996
Subsidiaries	—	40	112	(152)	—
Total sales	—	746	1,402	(152)	1,996
Cost of sales	(9)	(670)	(1,298)	152	(1,825)
GROSS MARGIN	(9)	76	104	—	171
Selling, general and administrative	(20)	(46)	(33)	—	(99)
Gain (loss) on divestitures	—	—	20	—	20
Environmental remediation costs	—	(8)	—	—	(8)
Restructuring costs	(3)	(1)	(2)	—	(6)
OPERATING INCOME (LOSS)	(32)	21	89	—	78
Equity in earnings of affiliates	1	2	2	—	5
Other income (expense), net	10	(2)	(8)	—	—
Interest expense, net and other	(24)	3	(4)	—	(25)
INCOME (LOSS) BEFORE INCOME TAXES	(45)	24	79	—	58
Benefit (provision) for income taxes	16	(7)	(24)	—	(15)
Minority interests	—	—	(3)	—	(3)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(29)	17	52	—	40
INCOME FROM DISCONTINUED OPERATIONS	—	4	(3)	—	1
Equity in net income of subsidiaries	70	51	—	(121)	—
NET INCOME (LOSS)	$41	$72	$49	$(121)	$41

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Six Months Ended March 31, 2005
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

Sales
External	$—	$1,586	$2,780	$—	$4,366
Subsidiaries	—	86	228	(314)	—
Total sales	—	1,672	3,008	(314)	4,366
Cost of sales	(16)	(1,547)	(2,834)	314	(4,083)
GROSS MARGIN	(16)	125	174	—	283
Selling, general and administrative	(36)	(82)	(66)	—	(184)
Restructuring costs	(1)	(19)	(54)	—	(74)
Gain (loss) on divestitures	—	4	—	—	4
Environmental remediation costs	—	(6)	—	—	(6)
Customer bankruptcies	—	—	(10)	—	(10)
Costs for withdrawn tender offer	—	—	—	—	—
OPERATING INCOME (LOSS)	(53)	22	44	—	13
Equity in earnings of affiliates	1	2	10	—	13
Other income (expense), net	30	(6)	(24)	—	—
Interest expense, net and other	(53)	(4)	(1)	—	(58)
INCOME (LOSS) BEFORE INCOME TAXES	(75)	14	29	—	(32)
Benefit (provision) for income taxes	28	(7)	(12)	—	9
Minority interests	—	—	—	—	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(47)	7	17	—	(23)
INCOME FROM DISCONTINUED OPERATIONS	—	2	6	—	8
Equity in net income of subsidiaries	32	22	—	(54)	—
NET INCOME (LOSS)	$(15)	$31	$23	$(54)	$(15)

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Six Months Ended March 31, 2004
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

Sales
External	$—	$1,381	$2,539	$—	$3,920
Subsidiaries	—	78	215	(293)	—
Total sales	—	1,459	2,754	(293)	3,920
Cost of sales	(18)	(1,318)	(2,557)	293	(3,600)
GROSS MARGIN	(18)	141	197	—	320
Selling, general and administrative	(40)	(85)	(64)	—	(189)
Gain (loss) on divestitures	—	—	20	—	20
Environmental remediation costs	—	(8)	—	—	(8)
Restructuring costs	(3)	(2)	(2)	—	(7)
Costs for withdrawn tender offer	(16)	—	—	—	(16)
OPERATING INCOME (LOSS)	(77)	46	151	—	120
Equity in earnings of affiliates	1	3	3	—	7
Other income (expense), net	27	(3)	(17)	—	7
Interest expense, net and other	(47)	1	(5)	—	(51)
INCOME (LOSS) BEFORE INCOME TAXES	(96)	47	132	—	83
Benefit (provision) for income taxes	33	(15)	(41)	—	(23)
Minority interests	—	—	(5)	—	(5)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(63)	32	86	—	55
INCOME FROM DISCONTINUED OPERATIONS	—	10	(5)	—	5
Equity in net income of subsidiaries	123	87	—	(210)	—
NET INCOME (LOSS)	$60	$129	$81	$(210)	$60

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

(In millions)

	March 31, 2005
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$1	$1	$97	$—	$99
Receivables, net	—	151	1,456	—	1,607
Inventories	—	206	400	—	606
Other current assets	37	83	141	—	261
Assets of discontinued operations	—	168	387	—	555
TOTAL CURRENT ASSETS	38	609	2,481	—	3,128
NET PROPERTY	37	244	775	—	1,056
GOODWILL	—	264	558	—	822
OTHER ASSETS	444	45	347	—	836
INVESTMENTS IN SUBSIDIARIES	3,326	2,071	—	(5,397)	—
TOTAL ASSETS	$3,845	$3,233	$4,161	$(5,397)	$5,842

CURRENT LIABILITIES
Short-term debt	$—	$—	$7	$—	$7
Accounts payable	15	451	974	—	1,440
Other current liabilities	198	131	320	—	649
Liabilities of discontinued operations	—	149	87	—	236
TOTAL CURRENT LIABILITIES	213	731	1,388	—	2,332
LONG-TERM DEBT	1,493	—	44	—	1,537
RETIREMENT BENEFITS	455	—	147	—	602
INTERCOMPANY PAYABLE (RECEIVABLE)	499	(664)	165	—	—
OTHER LIABILITIES	123	36	91	—	250
MINORITY INTERESTS	—	—	59	—	59
SHAREOWNERS' EQUITY	1,062	3,130	2,267	(5,397)	1,062
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$3,845	$3,233	$4,161	$(5,397)	$5,842

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

(In millions)

	September 30, 2004
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$2	$1	$129	$—	$132
Receivables, net	—	148	1,330	—	1,478
Inventories	—	182	341	—	523
Other current assets	20	82	136	—	238
Assets of discontinued operations	—	128	487	—	615
TOTAL CURRENT ASSETS	22	541	2,423	—	2,986
NET PROPERTY	39	281	712	—	1,032
GOODWILL	—	156	652	—	808
OTHER ASSETS	422	39	352	—	813
INVESTMENTS IN SUBSIDIARIES	3,219	2,190	—	(5,409)	—
TOTAL ASSETS	$3,702	$3,207	$4,139	$(5,409)	$5,639

CURRENT LIABILITIES
Short-term debt	$—	$—	$3	$—	$3
Accounts payable	16	438	912	—	1,366
Other current liabilities	196	179	247	—	622
Liabilities of discontinued operations	—	111	171	—	282
TOTAL CURRENT LIABILITIES	212	728	1,333	—	2,273
LONG-TERM DEBT	1,459	—	28	—	1,487
RETIREMENT BENEFITS	447	—	136	—	583
INTERCOMPANY PAYABLE (RECEIVABLE)	531	(493)	(38)	—	—
OTHER LIABILITIES	65	38	144	—	247
MINORITY INTERESTS	—	—	61	—	61
SHAREOWNERS' EQUITY	988	2,934	2,475	(5,409)	988
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$3,702	$3,207	$4,139	$(5,409)	$5,639

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Six Months Ended March 31, 2005
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$133	$(11)	$(325)	$—	$(203)

INVESTING ACTIVITIES
Capital expenditures	(1)	(22)	(40)	—	(63)
Acquisitions of businesses and investments	—	—	(22)	—	(22)
Proceeds from disposition of property and businesses	—	33	—	—	33
Net cash provided by discontinued operations	—	—	159	—	159
CASH PROVIDED BY INVESTING ACTIVITIES	(1)	11	97	—	107

FINANCING ACTIVITIES
Net proceeds from debt	48	—	20	—	68
Proceeds from exercise of stock options	5	—	—	—	5
Intercompany advances	(172)	—	172	—	—
Cash dividends	(14)	—	—	—	(14)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(133)	—	192	—	59

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	4	—	4

CHANGE IN CASH AND CASH EQUIVALENTS	(1)	—	(32)	—	(33)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2	1	129	—	132
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1	$1	$97	$—	$99

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Six Months Ended March 31, 2004
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$46	$18	$(30)	$—	$34

INVESTING ACTIVITIES
Capital expenditures	(1)	(29)	(33)	—	(63)
Acquisitions of businesses and investments	—	—	—	—	—
Proceeds from disposition of property and businesses	—	—	70	—	70
Proceeds from sale of marketable securities	18	—	—	—	18
Net cash provided by discontinued operations	—	—	(7)	—	(7)
CASH PROVIDED BY INVESTING ACTIVITIES	17	(29)	30	—	18

FINANCING ACTIVITIES
Net proceeds from debt	(23)	—	(9)	—	(32)
Proceeds from exercise of stock options	5	—	—	—	5
Intercompany advances	(34)	—	34	—	—
Cash dividends	(14)	—	—	—	(14)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(66)	—	25	—	(41)

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	5	—	5

CHANGE IN CASH AND CASH EQUIVALENTS	(3)	(11)	30	—	16

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2	11	90	—	103
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(1)	$—	$120	$—	$119

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

Our second quarter of fiscal year 2005 continued to be affected by a number of challenging industry-wide issues including excess capacity, commodity price increases, particularly steel, lower light vehicle volumes, weakened financial strength of some of the original equipment (OE) manufacturers, OE pricing pressures and currency exchange rate volatility. In response to these issues, we continue to rationalize and refocus our core businesses. In January 2005, we announced certain cost-reduction actions, including the elimination of approximately 400-500 salaried positions and the consolidation, downsizing, closure and sale of underperforming businesses or facilities. We expect the total estimated cost of these actions to be approximately $135 million, of which $110 million will be cash costs. These actions are intended to align our capacity with industry conditions, improve our manufacturing locations and improve operating efficiencies. These actions are primarily targeted at the Light Vehicle Systems (LVS) business segment.

These actions are comprised of the following:

•	Employee severance costs related to the reduction of approximately 400 to 500 salaried employees across the entire company,
•

Employee severance and plant shutdown costs associated with the closure, sale or consolidation of a number of LVS facilities and the reduction of approximately 250 salaried and 1,350 hourly employees. These headcount reductions are in addition to the 400 to 500 salaried employees noted above,

•

Additional employee severance and plant shutdown costs associated with the closure or consolidation of several Commercial Vehicle Systems (CVS) facilities and the reduction of approximately 50 salaried and 200 hourly employees. These headcount reductions are in addition to the 400 to 500 salaried employees noted above, and

•	Impairment of long-lived assets, primarily machinery and equipment associated with these facilities.

We recorded restructuring costs of $62 million related to these actions in the second quarter of fiscal 2005. Such costs included $39 million of employee termination benefits and $23 million of asset impairment charges. Under accounting principles generally accepted in the United States, we expect the remainder of the restructuring costs to be recorded in the next eighteen months.

In addition to these actions, in the first quarter of fiscal 2005, we announced the closure of our Sheffield, England stabilizer bar plant. This plant is part of our 57 percent owned consolidated joint venture, Meritor Suspensions Systems Company (MSSC). Total restructuring costs recorded in the first six months of fiscal 2005 related to this action were $7 million, of which $2 million was recorded in the second quarter of fiscal 2005.

Increasing steel costs continued to have a significant impact on our financial performance in the second quarter of fiscal year 2005. We experienced steel price increases, net of recoveries, of approximately $30 million in the second quarter of fiscal 2005 compared to the same period last year. For the six months ended March 31, 2005, steel price increases, net of recoveries, were $55 million higher than the same period last year. Year to date we have been successful in recovering approximately 60 percent of the higher gross steel costs from our customers.

In addition to higher steel costs, intense competition, coupled with global excess capacity, most notably in the light vehicle industry, has created pressure from customers to reduce prices. We continuously work to address these competitive challenges and offset price decreases by reducing costs, improving productivity and restructuring operations. Excluding the higher net steel costs, the company’s cost reduction programs substantially offset the impact of lower prices.

ARVINMERITOR, INC.

A summary of our results for the three months ended March 31, 2005 is as follows:

•	Sales were $2.3 billion, up 14 percent from the same period last year.
•	Restructuring charges were $64 million, of which $62 million relate to the new actions previously discussed.
•	Recorded a $9 million charge associated with accounts receivable and inventory write offs related to the bankruptcy of the MG Rover Group, of which $4 million is recorded in cost of sales.
•	Recorded $6 million of environmental remediation costs associated with a former Rockwell site.
•	Operating margins were (1.0) percent, down from 3.9 percent a year ago.
•	Diluted earnings (loss) per share from continuing operations were ($0.51), compared to $0.58 per share in the second quarter of fiscal year 2004.
•	Diluted earnings per share from discontinued operations were $0.03, compared to $0.01 in the second quarter of fiscal year 2004.
•	Net loss of $33 million or $0.48 per diluted share, compared to net income of $41 million, or $0.59 per diluted share last year.

For financial accounting and reporting purposes, our Light Vehicle Aftermarket (LVA) segment and coil coating business have been reported as discontinued operations. All prior periods have been restated to reflect this treatment. We sold our coil coating business in November 2004.

Cash used for continuing operations before the impact of the accounts receivable securitization and factoring programs for the six months ended March 31, 2005 was $111 million compared to $58 million of cash provided by continuing operations before the impact of the accounts receivable securitization and factoring programs in the same period last year. The decrease in cash flow was largely driven by lower income and higher uses of cash for working capital in our expanding CVS business. In addition, we were favorably impacted by our fiscal calendar in the fourth quarter of fiscal year 2004, which included 14 weeks and ended on October 3, 2004. This favorability reversed itself in the first quarter of fiscal year 2005, which included 13 weeks and ended on January 2, 2005.

MARKET OUTLOOK

Our fiscal year 2005 outlook for light vehicle production is 15.6 million vehicles in North America and 16.9 million vehicles in Western Europe. We expect that North American heavy-duty (also referred to as Class 8) truck production will increase about 31 percent in fiscal year 2005 to 307,000 units, up from 235,000 last year and European heavy and medium truck production will increase approximately 12 percent from the prior year to 421,000 units.

COMPANY OUTLOOK

We believe the price of steel will continue to challenge our industry during the remainder of fiscal year 2005. We are taking actions to help mitigate this issue including finding new global steel sources, identifying alternative materials, finding ways to reengineer our products to be less dependent on steel, working with our suppliers to reduce material costs, consolidating and selling scrap from many of our facilities and negotiating with our customers to recover some of the higher steel costs. We continue to further consolidate our light vehicle systems businesses to address competitive challenges in the automotive supplier industry. Anticipated restructuring actions include those actions previously discussed.

Significant factors that could affect the company’s results in fiscal year 2005 include:

•	Our ability to recover steel price increases from our customers;
•	Additional restructuring actions and the timing and recognition of restructuring charges;
•	Higher than planned price reductions to our customers;
•	Our ability to implement planned productivity and cost reduction initiatives;
•	The impact of any acquisitions or divestitures;
•	Significant gains or losses of existing business;
•	The impact of currency fluctuations on sales and operating income.

ARVINMERITOR, INC.

NON-GAAP MEASURES

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (GAAP), we have provided information regarding “cash flow from operations before receivable securitization and factoring programs”, a non-GAAP financial measure. This non-GAAP measure is defined as net cash provided by operating activities before the net change in factored and securitized accounts receivable. The company believes it is appropriate to exclude the net change in securitized and factored accounts receivable since the sale of receivables may be viewed as a substitute for borrowing activity.

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

RESULTS OF OPERATIONS

The following is a summary of the financial results (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Sales:
Light Vehicle Systems	$1,244	$1,227	$2,427	$2,466
Commercial Vehicle Systems	1,032	769	1,939	1,454
SALES	$2,276	$1,996	$4,366	$3,920
Operating Income (Loss):
Light Vehicle Systems	$(54)	$50	$(55)	$77
Commercial Vehicle Systems	37	36	74	67
SEGMENT OPERATING INCOME (LOSS)	(17)	86	19	144
Environmental remediation costs	(6)	(8)	(6)	(8)
Costs for withdrawn tender offer	—	—	—	(16)
OPERATING INCOME (LOSS)	(23)	78	13	120
Equity in earnings of affiliates	7	5	13	7
Gain on sale of marketable securities	—	—	—	7
Interest expense, net and other	(30)	(25)	(58)	(51)
INCOME (LOSS) BEFORE INCOME TAXES	(46)	58	(32)	83
Benefit (provision) for income taxes	13	(15)	9	(23)
Minority interests	(2)	(3)	—	(5)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(35)	40	(23)	55
INCOME FROM DISCONTINUED OPERATIONS	2	1	8	5
NET INCOME (LOSS)	$(33)	$41	$(15)	$60

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.51)	$0.58	$(0.33)	$0.80
Discontinued operations	0.03	0.01	0.11	0.08
Diluted earnings (loss) per share	$(0.48)	$0.59	$(0.22)	$0.88

DILUTED AVERAGE COMMON SHARES OUTSTANDING	69.1	69.0	69.1	68.5

Prior period amounts have been restated for discontinued operations.

ARVINMERITOR, INC.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Sales

The following table reflects geographical business segment sales for the three months ended March 31, 2005 and 2004. The reconciliation is intended to reflect the trend in business segment revenues, and to illustrate the impact changes in foreign currency exchange rates and acquisitions and divestitures had on sales (in millions).

					Dollar Change Due To
	March 31,		Dollar	%		Acquisitions	Volume
	2005	2004	Change	Change	Currency	/ Divestitures	/ Other
LVS:
North America	$537	$511	$26	5%	$3	$(21)	$44
Europe	576	606	(30)	(5)%	44	(34)	(40)
Asia and other	131	110	21	19%	7	(13)	27
	1,244	1,227	17	1%	54	(68)	31
CVS:
North America	$618	$471	$147	31%	$1	$—	$146
Europe	298	210	88	42%	16	61	11
Asia and other	116	88	28	32%	5	—	23
	1,032	769	263	34%	22	61	180
SALES	$2,276	$1,996	$280	14%	$76	$(7)	$211

Continuing Operations

Sales for the three months ended March 31, 2005 were $2,276 million, up $280 million, or 14 percent, from the same period last year. The increase in sales was attributable to stronger North American commercial vehicle truck and trailer volumes in our CVS business segment and foreign currency translation, primarily due to the stronger euro in relation to the U.S. dollar. These increases were partially offset by lower volumes in certain of our European LVS businesses. Our new joint ventures with AB Volvo, added sales of $61 million, and divestitures of certain LVS businesses in previous periods reduced sales in the second quarter of fiscal year 2005 by $68 million.

Business Segments

Light Vehicle Systems (LVS) sales were $1,244 million for the three months ended March 31, 2005, up $17 million, or one percent, from a year ago. Sales have remained essentially flat as sales of our new suspension module business partially offset the loss of sales associated with lower OE demand and previously announced divestitures, primarily the sale of our 75-percent shareholdings in APA, a joint venture that manufactured ride control products, in the second quarter of fiscal year 2004, and the sale of an automotive stamping and components manufacturing operation in the first quarter of fiscal year 2005. The effect of foreign currency translation increased sales by $54 million. Pass through sales were approximately $330 million in the second quarter of fiscal year 2005 compared to $240 million in the second quarter of fiscal year 2004. The increase in pass through sales was primarily attributable to new suspension module business. Pass through sales are products sold to our customers where we acquire the material and assemble it into the final product. These pass-through sales carry minimal margins as we have little purchasing, engineering or manufacturing responsibility.

Commercial Vehicle Systems (CVS) sales were $1,032 million, up $263 million, or 34 percent, from the second quarter of fiscal year 2004. The increase in sales was primarily attributable to stronger North American commercial vehicle truck and trailer volumes. Compared to the same period last year, production volumes in North America for commercial vehicle trucks (Class 8) increased approximately 45 percent, medium duty trucks increased 17 percent and trailer volumes increased 23 percent. The formation of two joint ventures with AB Volvo in the first quarter of fiscal 2005 added sales of $61 million.

ARVINMERITOR, INC.

Operating Income (Loss) and Operating Margins

The following table reflects operating income (loss) and operating margins for three months ended March 31, 2005 and 2004 (in millions).

	Operating Income (Loss)				Operating Margin
	March 31,		Dollar	%	March 31,
	2005	2004	Change	Change	2005	2004	Change
LVS:	$(54)	$50	$(104)	(208)%	(4.3)%	4.1%	(8.4)	pts
CVS:	37	36	1	3%	3.6%	4.7%	(1.1)	pts
Total segment	(17)	86	(103)	(120)%	(0.7)%	4.3%	(5.0)	pts
Other	(6)	(8)	2
TOTAL	$(23)	$78	$(101)	(129)%	(1.0)%	3.9%	(4.9)	pts

Operating loss for the three months ended March 31, 2005 was $23 million, a decrease of $101 million, compared to the three months ended March 31, 2004. Operating margin was (1.0) percent, down from 3.9 percent. We recorded restructuring costs of $64 million in the second quarter of fiscal 2005 as follows (in millions):

	LVS	CVS	Total
New actions
Salaried reduction in force	$10	$13	$23
Facility rationalization	16	—	16
Asset impairments	23	—	23
Total new actions	49	13	62
Previous actions	2	—	2
Total restructuring costs	$51	$13	$64

Operating income was impacted by higher steel costs, which net of recoveries, were approximately $30 million higher compared to the second quarter of fiscal year 2004. During the quarter we were successful in recovering approximately 65 percent of the higher gross steel costs from our customers. Also impacting operating income in the second quarter of fiscal 2005 was a $9 million charge associated with the bankruptcy of the MG Rover Group, an LVS customer, and $6 million of environmental remediation costs associated with a former Rockwell facility. Retiree medical and pension costs were $4 million lower than the same period last year as a result of amending certain retiree medical plans in fiscal year 2004. This amendment lowered retiree medical expense by $7 million compared to the same period last year.

Operating income for the second quarter of fiscal 2004 included a $20 million gain on the sale of APA, our ride control joint venture and $8 million of environmental remediation costs resulting from an agreement with the Environmental Protection Agency to remediate a different former Rockwell light vehicle facility that was sold in 1985.

Selling, general and administrative expenses as a percentage of sales decreased to 4.4 percent in the second quarter of fiscal year 2005 from 5.0 percent a year ago due to reduced headcount and our continued efforts to reduce selling, general and administrative spending.

Business Segments

LVS operating loss was $54 million, compared to operating income of $50 million in the same period last year. As part of an ongoing strategy to implement actions to improve profitability and to better align LVS’ capacity with market conditions, LVS continued its restructuring efforts and recorded $51 million of restructuring charges associated with facility closures and consolidations and workforce reductions in the three months ended March 31, 2005 compared to $3 million a year ago. These costs included $26 million of employee termination costs and asset impairment charges of $23 million related to the new restructuring actions previously discussed. LVS also recorded restructuring costs of $2 million in the second quarter of fiscal year 2005 related to the closure of its Sheffield, England stabilizer bar plant in fiscal year 2005. Net steel costs increased by approximately $10 million in the second quarter of fiscal year 2005. Also impacting operating income in the second quarter of fiscal year 2005 was a $9 million charge associated with the bankruptcy of the MG Rover Group and a $6 million net charge associated with product warranty. Operating income for the second quarter of fiscal 2004 was positively impacted by the $20 million gain on the sale of APA.

ARVINMERITOR, INC.

CVS operating income was $37 million, up $1 million compared to the same period last year. Operating margin declined to 3.6 percent from 4.7 percent a year ago. The benefits of the higher sales volumes were largely offset by higher net steel costs of approximately $20 million and $13 million of restructuring costs associated with reductions in the salaried workforce. Retiree medical and pension costs were $4 million lower than the previous year as a result of amending certain retiree medical plans in fiscal year 2004.

Other Income Statement Items

Equity in earnings of affiliates was $7 million for the three months ended March 31, 2005, compared to $5 million for the same period a year ago. The increase is related to stronger earnings in our CVS affiliates in Brazil and India and a reduction of losses incurred in the second quarter of fiscal 2004 associated with the dissolution of our CVS transmission joint venture with ZF Friedrichshafen. We recorded equity losses of $1 million in the second quarter of fiscal 2004 related to this joint venture.

The effective income tax rate from continuing operations for the three months ended March 31, 2005 was approximately 27 percent, slightly up from 26 percent in the same period last year. We expect our effective tax rate for continuing operations to continue at 27 percent in fiscal year 2005.

Minority interest expense was $2 million in the second quarter of fiscal year 2005 compared to $3 million in the second quarter of fiscal year 2004. Minority interests represent our minority partners’ share of our less than 100 percent owned consolidated joint ventures.

Interest expense, net and other was $30 million compared to $25 million in the same period last year. The increase in interest expense is primarily due to higher interest rates on our variable rate debt compared with the prior year.

Loss from continuing operations for the second quarter of fiscal year 2005 was $35 million, or $(0.51) per diluted share, compared to a profit of $40 million, or $0.58 per diluted share, in the prior year.

Income from discontinued operations was $2 million for the three months ended March 31, 2005 compared to $1 million a year ago. In addition, in accordance with accounting principles generally accepted in the United States, our LVA business segment discontinued depreciating fixed assets as of September 30, 2004. Depreciation expense in the second quarter of fiscal year 2004 was approximately $4 million after-tax.

Net loss for the second quarter of fiscal year 2005 was $33 million, or $(0.48) per diluted share, compared to net income of $41 million, or $0.59 per diluted share, in the prior year.

ARVINMERITOR, INC.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

Sales

The following table reflects geographical business segment sales for the six months ended March 31, 2005 and 2004. The reconciliation is intended to reflect the trend in business segment revenues, and to illustrate the impact changes in foreign currency exchange rates and acquisitions and divestitures had on sales (in millions).

					Dollar Change Due To
	March 31,		Dollar	%		Acquisitions	Volume
	2005	2004	Change	Change	Currency	/ Divestitures	/ Other
LVS:
North America	$1,052	$1,011	$41	4%	$7	$(26)	$60
Europe	1,132	1,226	(94)	(8)%	112	(82)	(124)
Asia and other	243	229	14	6%	17	(23)	20
	2,427	2,466	(39)	(2)%	136	(131)	(44)
CVS:
North America	$1,148	$888	$260	29%	$1	$9	$250
Europe	576	399	177	44%	49	114	14
Asia and other	215	167	48	29%	5	—	43
	1,939	1,454	485	33%	55	123	307
SALES	$4,366	$3,920	$446	11%	$191	$(8)	$263

Continuing Operations

Sales for the six months ended March 31, 2005 were $4,366 million, up $446 million, or 11 percent, from the same period last year. The increase in sales was attributable to stronger North American commercial vehicle truck and trailer volumes in our CVS business segment and foreign currency translation, primarily due to the stronger euro in relation to the U.S. dollar. These increases were partially offset by lower volumes in certain of our European LVS businesses. Acquisitions, primarily related to the new joint ventures with AB Volvo, added sales of $123 million. Divestitures of certain LVS businesses in previous periods reduced sales in the first six months of fiscal year 2005 by $131 million.

Business Segments

LVS sales were $2,427 million for the six months ended March 31, 2005, down $39 million, or 2 percent, from a year ago. The decrease in sales is due in part to divestitures, primarily the sale of APA in fiscal year 2004, and the sale of an automotive stamping and components manufacturing operation in the first quarter of fiscal year 2005, and lower Western European production volumes at certain LVS customers. The effect of foreign currency translation increased sales by $136 million. Pass through sales were approximately $640 million in the first six months of fiscal year 2005 compared to $490 million in the first six months of fiscal year 2004. The increase in pass through sales was primarily attributable to new suspension module business.

CVS sales were $1,939 million for the six months ended March 31, 2005, up $485 million, or 33 percent, from a year ago. The increase in sales was primarily attributable to stronger North American commercial vehicle truck and trailer volumes. Compared to the same period last year, production volumes in North America for commercial vehicle trucks (Class 8) increased approximately 50 percent, medium duty trucks increased 19 percent and trailer volumes increased 27 percent. Acquisitions, primarily the formation of two joint ventures with AB Volvo, added sales of $123 million.

ARVINMERITOR, INC.

Operating Income (Loss) and Operating Margins

The following table reflects operating income and operating margins for six months ended March 31, 2005 and 2004 (in millions).

	Operating Income				Operating Margin
	March 31,		Dollar	%	March 31,
	2005	2004	Change	Change	2005	2004	Change
LVS:	$(55)	$77	$(132)	(171)%	(2.3)%	3.1%	(5.4)	pts
CVS:	74	67	7	10%	3.8%	4.6%	(0.8)	pts
Total segment	19	144	(125)	(87)%	0.4%	3.7%	(3.3)	pts
Environmental	(6)	(8)	2
Dana costs	—	(16)	16
TOTAL	$13	$120	$(107)	(89)%	0.3%	3.1%	(2.8)	pts

Operating income for the six months ended March 31, 2005 was $13 million, a decrease of $107 million, compared to the six months ended March 31, 2004. Operating margin was 0.3 percent, down from 3.1 percent. We recorded restructuring costs of $74 million in the six months ended March 31, 2005 as follows (in millions):

	LVS	CVS	Total
New actions
Salaried reduction in force	$10	$13	$23
Facility rationalization	16	—	16
Asset impairments	23	—	23
Total new actions	49	13	62
Previous actions	12	—	12
Total restructuring costs	$61	$13	$74

In addition to the new restructuring actions previously discussed, we recorded restructuring charges of $12 million in the first six months of fiscal 2005 for asset impairments and severance and other employee termination costs related to a reduction of approximately 20 salaried and 355 hourly employees. These costs primarily related to the closure of the Sheffield, England stabilizer bar plant and the consolidation of a facility in Brazil.

Steel costs, net of recoveries, were approximately $55 million higher compared to the first six months of fiscal year 2004. Year to date, we have been successful in recovering approximately 60 percent of the higher gross steel costs from our customers. Also impacting operating income were $14 million in charges associated with customer bankruptcies, $6 million of environmental remediation costs associated with a former Rockwell facility and a $4 million gain on the sale of the Columbus, Indiana stamping and manufacturing components business in the first quarter of fiscal 2005. Retiree medical and pension costs were $9 million lower than the same period last year as a result of amending certain retiree medical plans in fiscal year 2004. This amendment reduced retiree medical expense by $15 million compared to the same period last year.

Operating income in fiscal year 2004 includes the costs associated with the withdrawn tender offer for Dana Corporation of $16 million (before a non-operating gain of $7 million on the sale of Dana stock owned by the company), environmental remediation costs of $8 million and the gain on the sale of APA of $20 million.

Selling, general and administrative expenses as a percentage of sales decreased to 4.2 percent in the first six months of fiscal year 2005 from 4.8 percent a year ago due to reduced headcount and our continued efforts to reduce selling, general and administrative spending.

ARVINMERITOR, INC.

Business Segments

LVS operating loss was $55 million, compared to operating income of $77 million in the same period last year. As part of an ongoing strategy to implement actions to improve profitability and to better align LVS’ capacity with market conditions, LVS continued its restructuring efforts and recorded $61 million of restructuring charges in the six months ended March 31, 2005. These charges included $49 million of costs associated with the new actions previously discussed and $12 million associated with other facility closures and consolidations and workforce reductions. In the first quarter of fiscal 2005, the company’s 57 percent owned consolidated joint venture, Meritor Suspensions Systems Company (MSSC) announced its decision to close its Sheffield, England stabilizer bar plant. As a result, LVS recorded $7 million of restructuring costs in the first six months of fiscal 2005 related to $3 million of employee termination costs and $4 million of asset impairment charges. LVS also recorded $5 million of severance and other employee termination costs related to a reduction in force at certain facilities and the consolidation of two plants in Brazil. LVS recorded $4 million of restructuring costs a year ago.

LVS incurred higher net steel costs of $27 million in the first six months of fiscal year 2005. Also impacting operating income in the first six months of fiscal year 2005 were $11 million in charges associated with customer bankruptcies and a $6 million net charge associated with a product warranty matter. In the first quarter of fiscal 2005, LVS recorded a $4 million gain on the sale of its Columbus, Indiana stamping and manufacturing components business. Operating income for the second quarter of fiscal 2004 was positively impacted by the $20 million gain on the sale of APA.

CVS operating income was $74 million, an increase of $7 million from the same period last year. Operating margin declined to 3.8 percent from 4.6 percent a year ago. The benefits of the higher sales volumes were largely offset by higher net steel costs of $28 million, $13 million of restructuring costs and a $3 million charge associated with the bankruptcy of a European trailer customer. Retiree medical and pension costs were $9 million lower than the previous year as a result of amending certain retiree medical plans in fiscal year 2004.

Other Income Statement Items

Equity in earnings of affiliates was $13 million for the six months ended March 31, 2005, compared to $7 million for the same period a year ago. The increase is related to the reduction in losses associated with the dissolution of our CVS transmission joint venture with ZF Friedrichshafen in the second quarter of fiscal year 2004. The company recorded equity losses of $4 million in the first six months of fiscal year 2004 related to this joint venture. In addition, improved performance of our CVS Brazilian joint ventures contributed to the increase.

The effective income tax rate from continuing operations for the six months ended March 31, 2005 was approximately 27% percent, down slightly from 28 percent in the same period last year. We expect our effective tax rate for continuing operations to continue at 27 percent in fiscal year 2005.

Minority interest was zero in the first six months of fiscal year 2005 compared to expense of $5 million a year ago. Minority interests represent our minority partners’ share of our less than 100 percent owned consolidated joint ventures. The minority interest in fiscal year 2005 was primarily related to the minority partners’ share of the net losses in our MSSC joint venture, and was offset by the minority interest expense related to the minority partners’ share of the net gains in our CVS axle joint ventures located in China and India.

Interest expense, net and other was $58 million compared to $51 million in the same period last year. The increase in interest expense is primarily due to higher interest rates on our variable rate debt compared with the prior year.

Loss from continuing operations for the six months ended March 31, 2005 was a loss of $23 million, or $(0.33) per diluted share, compared to income of $55 million, or $0.80 per diluted share, in the prior year.

Income from discontinued operations was $8 million, or $0.11 per diluted share for the six months ended March 31, 2005 compared to $5 million, or $0.08 per diluted share a year ago. Included in income from discontinued operations for the first quarter of fiscal year 2005 is a $2 million gain on the sale of our coil coating business. In addition, in accordance with accounting principles generally accepted in the United States, our LVA business segment discontinued depreciating fixed assets as of September 30, 2004. Depreciation expense in the first six months of fiscal year 2004 was approximately $7 million after-tax.

Net loss for the six months ended March 31, 2005 was $15 million, or $(0.22) per diluted share, compared to net income of $60 million, or $0.88 per diluted share, in the prior year.

ARVINMERITOR, INC.

FINANCIAL CONDITION

Capitalization

	March 31, 2005	September 30, 2004
Short-term debt	$7	$3
Long-term debt	1,537	1,487
Total debt	1,544	1,490
Minority interests	59	61
Shareowners’ equity	1,062	988
Total capitalization	$2,665	$2,539

Ratio of debt to capitalization	58%	59%

We remain committed to strong cash flow generation, the reduction of debt and regaining an investment grade credit rating. For the first six months of fiscal 2005, our primary source of liquidity was cash proceeds from the divestitures of certain business , supplemented by our accounts receivables securitization and factoring programs and, as required, borrowings on our revolving credit facility. Our total debt to capitalization ratio was 58 percent at March 31, 2005 compared to 59 percent at September 30, 2004.

Cash Flows

	Six Months Ended
	March 31,
	2005	2004
OPERATING CASH FLOWS
Income (loss) from continuing operations	$(23)	$55
Depreciation and amortization	93	95
Pension and retiree medical expense	55	66
Pension and retiree medical contributions	(46)	(44)
Restructuring costs, net of expenditures	58	(3)
Increase in working capital	(207)	(115)
Other	(41)	4
Net operating cash provided by (used for) for continuing operations before
changes in receivable securitization and factoring	(111)	58
Net operating cash provided by (used for) for discontinued operations	(130)	3
Operating cash before receivable securitization and factoring	(241)	61
Receivable securitization and factoring	38	(27)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(203)	$34

Operating cash flows used for continuing operations before the impact of our receivable securitization and factoring programs was $111 million in the first six months of fiscal year 2005 compared to $58 million of cash provided by continuing operations before the impact of our receivable securitization and factoring programs in last year’s first six months. This decrease in cash flow was driven largely by the lower income and higher uses of cash for working capital. Cash flow was favorably impacted by our fiscal calendar in the fourth quarter of fiscal year 2004. This favorability reversed itself in the first three months of fiscal year 2005, which included 13 weeks compared to 14 weeks in the fourth quarter of fiscal year 2004. We used approximately $100 million of cash for working capital requirements at our new joint ventures with AB Volvo and to support the higher CVS volumes. Cash used for discontinued operations was $130 million compared to cash provided by discontinued operations of $3 million a year ago. Higher working capital levels contributed to this decline. In addition, LVA no longer participates in our accounts receivable securitization program. As a result, LVA’s outstanding receivables increased approximately $80 million since September 30, 2004.

ARVINMERITOR, INC.

	Six Months Ended
	March 31,
	2005	2004
INVESTING CASH FLOWS
Capital expenditures	$(63)	$(63)
Acquisitions of businesses and investments, net of cash acquired	(22)	—
Proceeds from disposition of property and businesses	33	70
Proceeds from sale of securities	—	18
Net cash provided by (used for) by discontinued operations	159	(7)
CASH PROVIDED BY INVESTING ACTIVITIES	$107	$18

Cash provided by investing activities was $107 million and $18 million in the first six months of fiscal year 2005 and 2004, respectively. Capital expenditures remained flat at $63 million compared to the same period last year. During the six months ended March 31, 2005, we used $22 million of cash for the acquisition of businesses, primarily the formation of two joint ventures with AB Volvo and we received proceeds of $33 million from the disposition of certain property and businesses. During the six months ended March 31, 2004, we received proceeds of $18 million from the sale of Dana stock and $70 million from the disposition of property and businesses.

Discontinued operations provided investing cash flows of $159 million in the first six months of fiscal 2005, primarily related to the proceeds from the sale of Roll Coater. In last year’s first six months, discontinued operations used $7 million of cash for capital expenditures.

	Six Months Ended
	March 31,
	2005	2004
FINANCING CASH FLOWS
Net increase (decrease) in revolving credit facilities	$48	$(23)
Borrowings (payments) on lines of credit and other	20	(9)
Net change in debt	68	(32)
Cash dividends	(14)	(14)
Proceeds from exercise of stock options	5	5
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$59	$(41)

Cash provided by financing activities was $59 million compared to cash used for financing activities of $41 million in last year’s first six months. We borrowed $68 million under our revolving credit facility and lines of credit compared to paying down debt of $32 million a year ago. We paid dividends of $14 million in the first six months of fiscal year 2005 and 2004, and received proceeds of $5 million from the exercise of stock options.

LIQUIDITY

Revolving and Other Debt – We have a $900 million revolving credit facility that expires in 2008. Under the facility, borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company’s credit rating. At March 31, 2005, the margin over the LIBOR rate was 120 basis points, and the facility fee was 30 basis points. Certain of our domestic wholly-owned subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the credit facility. Concurrently, the company was required by the terms of an existing lease agreement to provide similar subsidiary guarantees for the benefit of the lessor, lenders and agent and voluntarily agreed to provide similar subsidiary guarantees for the benefit of the holders of the publicly-held notes outstanding under the company’s two indentures.

ARVINMERITOR, INC.

The credit facilities require us to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. At March 31, 2005, we were in compliance with all covenants.

We have $150 million of debt securities remaining unissued under the shelf registration filed with the SEC in April 2001.

Leases - One of our operating leases requires us to maintain financial ratios that are similar to those required by our revolving credit agreement. At March 31, 2005, we were in compliance with all covenants. We have a residual value guarantee of $30 million related to one of our leases.

Accounts Receivable Securitization and Factoring - As discussed in Note 7 of the Notes to Consolidated Financial Statements, we participate in an accounts receivable securitization program to improve financial flexibility and lower interest costs. ArvinMeritor Receivables Corporation (ARC), a wholly owned subsidiary of the company, has entered into an agreement to sell an undivided interest in up to $250 million of eligible trade receivables of certain U.S. subsidiaries to a group of banks. Our LVA business segment no longer participates in this accounts receivable facility. As a result of this and the recent divestitures of our coil coating business and stamping and manufacturing components business, our borrowing capacity has been reduced by approximately $100 million from the $250 million available per the agreement. As of March 31, 2005 and September 30, 2004, the company had utilized $65 million and $24 million, respectively, of this accounts receivable securitization facility. The U.S. accounts receivable securitization program matures in September 2005. We previously participated in a European securitization program that expired in March 2005. This program was not renewed.

If our credit ratings were reduced to certain levels, or if certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facilities. At March 31, 2005, we were in compliance with all covenants.

In addition several of our European subsidiaries factor accounts receivable with financial institutions. Such receivables are factored without recourse to the company and are excluded from accounts receivable. The amounts of factored receivables were $15 million and $10 million at March 31, 2005 and September 30, 2004, respectively. There can be no assurance that this facility will be used or available to us in the future.

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

We have performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of March 31, 2005, the analysis indicated that such market movements would not have a material effect on our business, financial condition or results of operations. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of Charles G. McClure, Jr., Chairman of the Board, Chief Executive Officer and President, and James D. Donlon, III, Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in ArvinMeritor’s disclosure controls and procedures in the fiscal quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect ArvinMeritor’s internal control over financial reporting.

In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

ARVINMERITOR, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As discussed in Item 1. Business, “Environmental Matters” and Item 3. Legal Proceedings, on pages 13 and 19 of the company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004, federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have, and will continue to have, an impact on the company’s manufacturing operations. Reference is made to Note 17. “Contingencies – Environmental” of the Notes to Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q, incorporated herein by reference, for updated information on the status of these matters, including additional remediation costs recorded in the second quarter of fiscal year 2005 in connection with a revised estimate to remediate a former Rockwell facility sold in 1990.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2005, the company issued 732 shares of Common Stock to a non-employee director of the company, pursuant to the terms of the company’s 2004 Directors Stock Plan, in lieu of cash payment of the quarterly retainer and meeting fees for board service. The issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareowners of the company was held February 16, 2005. The following matters were voted on and received the specified number of votes in favor, votes withheld or against, abstentions and broker non-votes:

(i)

Election of directors: The following individuals were elected to the Board of Directors, with terms expiring at the annual meeting of shareowners in the years noted. The number of shares noted below voted in favor of their election or were withheld. Abstentions and broker non-votes were not applicable.

Name of Nominee	Votes in Favor	Votes Withheld	Term Ending
Joseph P. Flannery	60,663,361	2,555,348	2008
William D. George, Jr.	61,862,764	1,355,944	2008
Charles H. Harff	61,513,604	1,705,104	2008
Steven G. Rothmeier	61,269,979	1,948,729	2008
Andrew J. Schindler	61,830,009	1,388,699	2008
Richard W. Hanselman	61,541,160	1,677,548	2006

(ii)

Appointment of auditors: The shareowners approved the selection of Deloitte & Touche LLP as the company’s auditors. A total of 60,474,597 votes were cast in favor, 2,466,183 votes were cast against, and there were 277,928 abstentions. Broker non-votes were not applicable.

(iii)

Approval of Amendments to the 1997 Long-Term Incentives Plan: The shareowners approved the adoption of amendments to the company’s 1997 Long-Term Incentives Plan to enable certain awards to qualify under Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”). A total of 57,287,339 votes were cast in favor, 5,381,101 votes were cast against, and there were 550,268 abstentions. Broker non-votes were not applicable.

(iv)

Approval of Amendments to the Incentive Compensation Plan: The shareowners approved the adoption of amendments to the company’s Incentive Compensation Plan to enable certain awards to qualify under Section 162(m). A total of 57,883,261 votes were cast in favor, 4,752,059 votes were cast against, and there were 583,388 abstentions. Broker non-votes were not applicable.

ARVINMERITOR, INC.

Item 5. Other Information

(b) Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression; the availability and cost of raw materials, including steel; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its customers and suppliers; the financial condition of the company’s suppliers and customers, including potential bankruptcies; successful integration of acquired or merged businesses; achievement of the expected annual savings and synergies from past and future business combinations; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; competitive product and pricing pressures; the amount of the company’s debt; the ability of the company to access capital markets; the credit ratings of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the Securities and Exchange Commission. See also “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Quantitative and Qualitative Disclosures about Market Risk” herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Item 6. Exhibits.

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

ARVINMERITOR, INC.

Date: May 3, 2005	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: May 3, 2005	By:	/s/	J.D. Donlon, III
J.D. Donlon, III
Senior Vice President and Chief Financial Officer
(Chief Financial Officer)