Form 10-Q
period 2005-07-03
ARVINMERITOR INC
filed 2005-07-28
CIK 1113256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2005

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

70,226,196 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on June 30, 2005.

INDEX

PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements:	Page
			No.
		Consolidated Statement of Income - - Three Months
		and Nine Months Ended June 30, 2005 and 2004	2

		Consolidated Balance Sheet - -
		June 30, 2005 and September 30, 2004	3

		Condensed Consolidated Statement of Cash Flows - -
		Nine Months Ended June 30, 2005 and 2004	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis
		of Results of Operations and Financial Condition	28

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	41

	Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION:

	Item 1.	Legal Proceedings	42

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

	Item 5.	Other Information	42

	Item 6.	Exhibits	43

Signatures			44

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)
Sales	$2,411	$2,099	$6,777	$6,019
Cost of sales	(2,210)	(1,913)	(6,293)	(5,513)
GROSS MARGIN	201	186	484	506
Selling, general and administrative	(104)	(100)	(288)	(289)
Restructuring costs	(7)	(4)	(81)	(11)
Gain on divestitures	—	—	4	20
Environmental remediation costs	—	—	(6)	(8)
Customer bankruptcies	—	—	(10)	—
Costs for withdrawn tender offer	—	—	—	(16)
OPERATING INCOME	90	82	103	202
Equity in earnings of affiliates	7	5	20	12
Gain on sale of marketable securities	—	—	—	7
Interest expense, net and other	(31)	(26)	(89)	(77)
INCOME BEFORE INCOME TAXES	66	61	34	144
Provision for income taxes	(18)	(16)	(9)	(39)
Minority interests	(4)	(3)	(4)	(8)
INCOME FROM CONTINUING OPERATIONS	44	42	21	97
INCOME FROM DISCONTINUED OPERATIONS	2	9	10	14
NET INCOME	$46	$51	$31	$111

BASIC EARNINGS PER SHARE
Continuing operations	$0.64	$0.62	$0.31	$1.44
Discontinued operations	0.03	0.13	0.15	0.21
Basic earnings per share	$0.67	$0.75	$0.46	$1.65

DILUTED EARNINGS PER SHARE
Continuing operations	$0.64	$0.61	$0.30	$1.41
Discontinued operations	0.02	0.13	0.15	0.21
Diluted earnings per share	$0.66	$0.74	$0.45	$1.62

Basic average common shares outstanding	68.8	67.6	68.4	67.3
Diluted average common shares outstanding	69.2	68.8	69.3	68.6

Cash dividends per common share	$0.10	$0.10	$0.30	$0.30

See notes to consolidated financial statements. Amounts for the three and nine months ended June 30, 2004 have been restated for the change in accounting for certain inventories and for discontinued operations (see Note 1).

ARVINMERITOR, INC.

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30,	September 30,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$180	$132
Receivables, net	1,519	1,478
Inventories	571	523
Other current assets	256	238
Assets of discontinued operations	575	615
TOTAL CURRENT ASSETS	3,101	2,986
NET PROPERTY	1,009	1,032
GOODWILL	800	808
OTHER ASSETS	816	813
TOTAL ASSETS	$5,726	$5,639

LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$40	$3
Accounts payable	1,448	1,366
Other current liabilities	664	622
Liabilities of discontinued operations	241	282
TOTAL CURRENT LIABILITIES	2,393	2,273
LONG-TERM DEBT	1,472	1,487
RETIREMENT BENEFITS	523	583
OTHER LIABILITIES	248	247
MINORITY INTERESTS	58	61
SHAREOWNERS’ EQUITY:
Common stock (June 30, 2005 and September 30, 2004, 71.0
shares issued and 70.3 and 69.5 outstanding, respectively)	71	71
Additional paid-in capital	577	569
Retained earnings	605	595
Treasury stock (June 30, 2005 and September 30, 2004,
0.7 and 1.5 shares, respectively)	(11)	(22)
Unearned compensation	(14)	(15)
Accumulated other comprehensive loss	(196)	(210)
TOTAL SHAREOWNERS’ EQUITY	1,032	988
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$5,726	$5,639

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Nine Months Ended June 30,
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES
Income from continuing operations	$21	$97
Adjustments to income from continuing operations to arrive
at cash provided by (used for) operating activities:
Depreciation and amortization	137	138
Gain on divestitures	(4)	(20)
Gain on sale of marketable securities	—	(7)
Restructuring costs, net of payments	55	1
Pension and retiree medical expense	82	99
Pension and retiree medical contributions	(141)	(185)
Proceeds from termination of interest rate swaps	22	—
Changes in receivable securitization and factoring	137	(115)
Changes in assets and liabilities, excluding effects of
acquisitions, divestitures and foreign currency adjustments	(174)	(71)
Cash flows provided by (used for) continuing operations	135	(63)
Cash flows provided by (used for) discontinued operations	(147)	48
CASH USED FOR OPERATING ACTIVITIES	(12)	(15)

INVESTING ACTIVITIES
Capital expenditures	(102)	(97)
Acquisitions of businesses and investments	(24)	(1)
Proceeds from disposition of property and businesses	38	84
Proceeds from sale of securities	—	18
Net investing cash flows provided by (used for) discontinued operations	157	(10)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	69	(6)

FINANCING ACTIVITIES
Net change in revolving credit facilities	—	45
Payment of notes	(21)	—
Borrowings on lines of credit and other	23	5
Net change in debt	2	50
Proceeds from exercise of stock options	5	5
Cash dividends	(21)	(21)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(14)	34
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH	5	6
CHANGE IN CASH AND CASH EQUIVALENTS	48	19
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	132	103
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$180	$122

See notes to consolidated financial statements. Amounts for the nine months ended June 30, 2004 have been restated for the change in accounting for certain inventories and for discontinued operations (see Note 1).

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

The company’s Light Vehicle Aftermarket (LVA) and coil coating businesses are classified as held for sale and presented as discontinued operations in the consolidated financial statements and related notes. The company sold its coil coating business during the first quarter of fiscal year 2005 (see Note 4).

During the fourth quarter of fiscal 2004, the company changed its method of costing certain inventories in the United States of America (U.S.) to the first-in, first-out (FIFO) method from last-in, first-out (LIFO). In accordance with accounting principles generally accepted in the U.S., all prior periods have been restated to give retroactive effect to this change. The effect of this change decreased previously reported net income in the three months and nine months ended June 30, 2004, by $2 million ($0.03 per diluted share).

In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The results of operations for the three and nine months ended June 30, 2005, are not necessarily indicative of the results for the full year.

The company’s fiscal year ends on the Sunday nearest September 30. The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30. The third quarter of fiscal year 2005 and 2004 ended on July 3, 2005, and June 27, 2004, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated.

For each interim reporting period, the company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

2.	Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options and restricted stock.

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Basic average common shares outstanding	68.8	67.6	68.4	67.3
Impact of restricted stock	0.4	0.9	0.8	0.9
Impact of stock options	—	0.3	0.1	0.4
Diluted average common shares outstanding	69.2	68.8	69.3	68.6

At June 30, 2005 and 2004, options to purchase 3.9 million and 1.8 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), and requires that these items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to inventory be based on the normal capacity of the company’s manufacturing facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The company is evaluating the impact of adopting this standard.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment,” which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement also establishes fair value for share based payment transactions with employees. The company began expensing the fair value of stock options in fiscal year 2002. In addition, the company expenses stock compensation granted to retirement eligible employees ratably over the respective vesting period. Upon adoption of FAS 123(R), the company will recognize compensation expense associated with grants to retirement eligible employees in the period granted. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.

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

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004.” The Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The FSP addresses whether a company should be allowed additional time beyond the financial reporting period in which the Act was enacted, to evaluate the effects of the Act on the company’s plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The adoption of FSP FAS 109-2 did not have an impact on the company’s results of operations or financial position.

4.	Discontinued Operations

In the fourth quarter of fiscal year 2004, the company announced plans to divest its Light Vehicle Aftermarket (LVA) business segment and coil coating business, Roll Coater, Inc., a wholly owned subsidiary. These plans are part of the company’s long-term strategy to focus on core competencies and support its global light vehicle systems original equipment manufacturing (OEM) customers and its commercial vehicle systems OEM and aftermarket customers. LVA supplies exhaust, ride control, motion control and filter products, as well as other automotive parts to the passenger car, light truck and sport utility aftermarket. LVA and Roll Coater are reported as discontinued operations. Accordingly, net property and amortizable intangible assets are no longer being depreciated or amortized. Due to new industry dynamics, the company now expects the timeframe to complete the divestiture of LVA to extend into fiscal year 2006.

In November 2004, the company completed the sale of Roll Coater, which supplied coil coating services and other value-added metal processing services to the transportation, appliance, heating and cooling, construction, doors and other industries. Cash proceeds from the sale were $163 million, resulting in a $2 million after-tax gain on the sale, which is recorded in discontinued operations for the nine months ended June 30, 2005.

In the third quarter of 2005, LVA entered into a five-year exclusive supply agreement with a significant customer to supply certain exhaust and ride control products. As part of the supply agreement, LVA expects to incur certain costs to changeover the customer to LVA products. LVA recognizes these costs as selling expenses in the period the changeover occurs. LVA recognized approximately $6 million of after-tax changeover costs as expense in the third quarter.

During the first nine months of fiscal 2004, due to declining markets, LVA recorded restructuring costs of $2 million. These costs included severance and other termination costs related to a reduction of approximately 50 salaried employees.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Results of the discontinued operations are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sales:
Light Vehicle Aftermarket	$234	$237	$665	$658
Roll Coater	—	52	28	145
Total Sales	$234	$289	$693	$803

Income before income taxes	$4	$18	$19	$28
Provision for income taxes	(1)	(8)	(7)	(12)
Minority interests	(1)	(1)	(2)	(2)
Income from discontinued operations	$2	$9	$10	$14

Assets and liabilities of the discontinued operations are summarized as follows (in millions):

	June 30,	September 30,
	2005	2004

Current assets	$388	$299
Net property	159	288
Other assets	28	28
Assets of discontinued operations	$575	$615

Current liabilities	$207	$228
Other liabilities	24	45
Minority interests	10	9
Liabilities of discontinued operations	$241	$282
5.	Acquisitions and Divestitures

On October 4, 2004, the company formed two joint ventures in France with AB Volvo to manufacture and distribute axles. The company acquired its 51-percent interest for a purchase price of $23 million. Accordingly, the results of operations and financial position of these joint ventures were consolidated by the company, beginning in the first quarter of fiscal year 2005. The company has an option to purchase the remaining 49-percent interest in one of the joint ventures beginning in the first quarter of fiscal year 2008 for 15.7 million euro ($19 million) plus interest at EURIBOR rates, plus a margin. This option to purchase the minority interest is essentially a financing arrangement and, therefore, is recorded as a long-term obligation of the company and is included in other liabilities (see Note 13). Accordingly, no minority interest is recognized for the 49-percent interest in this joint venture.

In December 2004, the company completed the divestiture of its Columbus, Indiana automotive stamping and components manufacturing business and recognized a pre-tax gain on the sale of $4 million. This divestiture is part of the company’s plan to rationalize its operations and focus on its core automotive businesses. This manufacturing operation had sales of $83 million in fiscal year 2004.

As part of the company’s continuing strategy to divest non-core businesses, in the third quarter of fiscal 2004, the company completed the sale of its Commercial Vehicle Systems (CVS) trailer beam fabrication facility in Kenton, OH. The divestiture of this facility is in line with the company’s strategy to be less vertically integrated and more focused on its core processes for the design and assembly of complete systems. This divestiture did not have a material impact on sales or net income.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the second quarter of fiscal 2004, the company completed the sale of its 75-percent shareholdings in AP Amortiguadores, S.A. (APA), a joint venture that manufactured ride control products. Net proceeds from the sale were $48 million, resulting in a pre-tax gain of $20 million.

6.	Restructuring Costs

The company recorded restructuring charges of $81 million and $11 million during the first nine months of fiscal year 2005 and 2004, respectively. At June 30, 2005, and September 30, 2004, $37 million and $10 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet.

Fiscal 2005 actions announced in the second quarter: In the second quarter of fiscal year 2005, the company announced the elimination of approximately 400 to 500 salaried positions and approved plans to consolidate, downsize, close or sell certain underperforming businesses or facilities. These actions are intended to align capacity with industry conditions, utilize assets more efficiently, and improve operations. In addition to the elimination of the 400 to 500 salaried employees, these actions will result in the reduction of an additional 300 salaried and 1,550 hourly employees at 11 global facilities, primarily in the Light Vehicle Systems (LVS) business segment. The total estimated cost of these actions is approximately $135 million, of which approximately $110 million will be cash costs. Estimated costs include employee severance and other exit costs, as well as asset impairments. The company recorded restructuring costs of $68 million related to these actions in the first nine months of fiscal 2005. These costs included $44 million of employee termination benefits and $24 million of asset impairment charges. Under accounting principles generally accepted in the United States, the company expects the remainder of the restructuring costs to be recorded in the next 15 months.

Other Fiscal 2005 actions: During the first quarter of fiscal year 2005, Meritor Suspensions Systems Company (MSSC), a 57-percent owned consolidated joint venture of the company, announced the decision to close its Sheffield, England, stabilizer bar facility. The LVS business segment has recorded restructuring and other exit costs of approximately $8 million related to this action in the first nine months of fiscal year 2005. This included employee termination and other exit costs of approximately $4 million and asset impairment charges of $4 million. The employee termination costs related to a reduction of approximately 10 salaried and 125 hourly employees.

The LVS business segment also recorded in the nine months ended June 30, 2005, restructuring costs for previously approved employee terminations and other expenses of $5 million. These costs related to a reduction in workforce of approximately 10 salaried and 230 hourly employees and the consolidation of two facilities in Brazil.

Fiscal 2004 actions: The company recorded restructuring costs of $6 million in the first nine months of fiscal 2004 related to workforce reductions and facility consolidations in its LVS business segment. These costs included severance and other employee termination costs related to a reduction of approximately 200 salaried and 350 hourly employees. These measures follow the management realignment of the company’s LVS business and are also intended to address the competitive challenges in the automotive supplier industry.

During the first nine months of fiscal 2004, the company also recorded restructuring charges totaling $5 million associated with certain administrative and managerial employee termination costs.

The changes in the restructuring reserves for the nine months ended June 30, 2005, are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Total
Balance at September 30, 2004	$10	$—	$10
Activity during the period
Charges to expense	53	28	81
Asset write-offs	—	(28)	(28)
Cash payments	(26)	—	(26)
Balance at June 30, 2005	$37	—	37

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Accounts Receivable Securitization and Factoring

The company participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this program, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, special purpose subsidiary. ARC has entered into an agreement to sell an undivided interest in up to $250 million of eligible receivables to certain bank conduits. At June 30, 2005, LVA no longer participated in this facility. As a result of this and the recent divestitures of the company’s coil coating business and automotive stamping and components manufacturing business, the amount of receivables available to sell under this facility was reduced to approximately $160 million at June 30, 2005. As of June 30, 2005, and September 30, 2004, the company had utilized $156 million and $24 million, respectively, of this accounts receivable securitization facility. As of June 30, 2005, and September 30, 2004, the banks had a preferential interest in $238 million and $373 million, respectively, of the remainder of the receivables held at ARC to secure the receivables sold under this accounts receivable securitization facility.

The company does not have a retained interest in the receivables sold, but does perform collection and administrative functions. The receivables under these programs were sold at fair market value, and a discount on the sale was recorded in interest expense, net and other. A discount of $3 million was recorded for the nine months ended June 30, 2005, and 2004. The accounts receivable securitization program matures in September 2005.

If the company’s credit ratings were reduced to certain levels, or if certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facilities. At June 30, 2005, the company was in compliance with all covenants.

The company previously participated in a European accounts receivable securitization program. The European program expired in March 2005.

Several of the company’s European subsidiaries factor eligible accounts receivable with financial institutions. The amounts of factored receivables were $30 million and $10 million at June 30, 2005, and September 30, 2004, respectively. Certain receivables are factored without recourse to the company and are excluded from accounts receivable. Amounts excluded from accounts receivable totaled $23 million and $10 million at June 30, 2005, and September 30, 2004, respectively.

8.	Dana Corporation Tender Offer

In the first quarter of fiscal year 2004, as a result of the company’s decision to withdraw its all cash tender offer to acquire all of the outstanding shares of Dana Corporation, the company recorded a net charge of $9 million ($6 million after-tax, or $0.09 per diluted share). The pre-tax charge included $16 million in direct incremental acquisition costs, less a gain on the sale of Dana stock of $7 million.

9.	Inventories

Inventories are summarized as follows (in millions):

	June 30,	September 30,
	2005	2004

Finished goods	$165	$170
Work in process	170	124
Raw materials, parts and supplies	236	229
Total	$571	$523

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Other Current Assets

Other current assets are summarized as follows (in millions):

	June 30,	September 30,
	2005	2004

Current deferred income tax assets	$116	$117
Customer reimbursable tooling and engineering	59	62
Asbestos-related recoveries	13	13
Foreign exchange contracts	7	5
Prepaid and other	61	41
Other current assets	$256	$238
11.	Other Assets

Other Assets are summarized as follows (in millions):

	June 30,	September 30,
	2005	2004

Non-current deferred income tax assets	$450	$428
Investments in affiliates	110	95
Long-term receivables	41	41
Prepaid pension costs	24	23
Fair value of interest rate swaps	8	36
Asbestos-related recoveries	51	59
Capitalized software costs, net	31	36
Patents, licenses and other intangible assets (less accumulated
amortization: $5 at June 30, 2005 and $4 at September 30, 2004)	33	33
Other	68	62
Other Assets	$816	$813

The company anticipates amortization expense for patents, licenses and other intangible assets of approximately $2 million in fiscal year 2005, $2 million in fiscal year 2006, and $2 million total for fiscal years 2007 through 2009.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 30,	September 30,
	2005	2004

Compensation and benefits	$265	$274
Income taxes	89	107
Product warranties	64	60
Taxes other than income taxes	42	35
Restructuring	37	10
Current deferred income tax liabilities	20	20
Asbestos	13	13
Interest	31	11
Foreign exchange contracts	4	3
Environmental	8	8
Other	91	81
Other current liabilities	$664	$622

A summary of the changes in product warranties is as follows (in millions):

	Nine Months Ended
	June 30,
	2005	2004
Current portion of product warranties – beginning balance	$60	$53
Accruals for product warranties	45	34
Increase in product warranties due to acquisition	—	20
Payments	(41)	(44)
Change in estimates and other	—	(3)
Current portion of product warranties – ending balance	64	60
Non-current product warranties	30	30
Total product warranties	$94	$90

In the first nine months of fiscal 2005, the company increased its accruals for product warranties primarily associated with supplier quality matters. The company intends to pursue vigorously recovery of its direct and indirect costs associated with these matters. Net of probable recoveries, which are recorded in receivables, the company recorded a warranty charge of $4 million associated with these matters.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Other Liabilities

Other Liabilities are summarized as follows (in millions):

	June 30,	September 30,
	2005	2004

Asbestos	$53	$61
Non-current deferred income tax liabilities	60	59
Product warranties	30	30
Environmental	21	26
Long-term payable	20	—
Other	64	71
Other Liabilities	$248	$247
14.	Long-Term Debt

Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

	June 30,	September 30,
	2005	2004
6 5/8 percent notes due 2007	$199	$199
6 3/4 percent notes due 2008	100	100
7 1/8 percent notes due 2009	150	150
6.8 percent notes due 2009	499	499
8 3/4 percent notes due 2012	380	400
9.5 percent subordinated debentures due 2027	39	39
Bank revolving credit facilities	—	—
Lines of credit and other	118	67
Fair value adjustment of notes	27	36
Subtotal	1,512	1,490
Less: current maturities	(40)	(3)
Long-term debt	$1,472	$1,487

Bank Revolving Credit Facilities

The company has a $900 million revolving credit facility that expires in 2008. Under the facility, borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company’s credit rating. At June 30, 2005, the margin over the LIBOR rate was 150 basis points, and the facility fee was 37.5 basis points. Certain of the company’s domestic wholly-owned subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the credit facility. Concurrently, the company was required by the terms of an existing lease agreement to provide similar subsidiary guarantees for the benefit of the lessor, lenders and agent thereunder and voluntarily agreed to provide similar subsidiary guarantees for the benefit of the holders of the publicly-held notes outstanding under the company’s two indentures (see Note 20).

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest Rate Swap Agreements

In May 2005, the company terminated $262 million of its $300 million notional amount 8.75 percent interest rate swap and $22 million of its $100 million notional amount 6.8 percent interest rate swap. Proceeds from these terminations, including interest received, were $22 million. The fair value adjustment to the notes associated with these partially terminated swaps was $20 million, and will be amortized to earnings as a reduction of interest expense over the remaining life of the debt. The fair value adjustment of the notes is classified in Long-Term Debt in the consolidated balance sheet. Simultaneously, the company executed new swap agreements that effectively convert $183 million notional amount of 8 3/4 percent notes and $15 million notional amount of 6.8 percent notes to variable interest rates. The new swap agreements had the same terms as the original agreements, and the fixed spread is approximately 140 basis points higher than in the original swap agreement.

As of June 30, 2005, the company has interest rate swap agreements that effectively convert $221 million of the company’s 8 3/4 percent notes and $93 million of the 6.8 percent notes to variable interest rates. The fair value of the swaps was $8 million as of June 30, 2005 and $36 million as of September 30, 2004, and is recorded in Other Assets, with an offsetting amount recorded in Long-Term Debt. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent and 6.8 percent on notional amounts of $221 million and $93 million, respectively, and pays variable rates based on three-month LIBOR plus a weighted-average spread of 3.30 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other.

Concurrent with the partial termination of the interest rate swaps, the company purchased, at a discount, $20 million and $1 million of the 8 3/4 percent notes and 6.8 percent notes, respectively, on the open market. In connection with the purchase of these notes, the company recognized approximately $1 million of the $20 million fair value adjustment of notes as a reduction of interest expense in the third quarter of fiscal year 2005.

Leases

The company has entered into an agreement to lease certain manufacturing and administrative assets. Under the agreement, the assets are held by a variable interest entity. The company has determined that it has a variable interest in the variable interest entity in the form of a $30 million residual value guarantee that obligates the company to absorb a majority of the variable interest entity’s losses. The assets and liabilities of this variable interest entity are included in the company’s consolidated balance sheet at June 30, 2005, and September 30, 2004. The company has various other operating leasing arrangements that are not with variable interest entities.

Covenants

The bank revolving credit facility requires the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. In addition, an operating lease requires the company to maintain financial ratios that are similar to those required under the company’s credit facilities. At June 30, 2005, the company was in compliance with all covenants.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under this program, the company has designated the forward contracts as cash flow hedges of the underlying forecasted purchases and sales. The effective portion of changes in the fair value of the forward contracts is recorded in Accumulated Other Comprehensive Income (OCI) in shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The forward contracts generally mature within 12 months. There was no material impact to earnings associated with hedge ineffectiveness in the nine months ended June 30, 2005.

At June 30, 2005, and September 30, 2004, there was a $2 million and a $3 million after-tax gain, respectively, recorded in OCI. The company expects to reclassify this amount from OCI to operating income during the next three months, as the forecasted hedged transactions are recognized in earnings.

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	June 30, 2005		September 30, 2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$180	180	$132	$132
Interest rate swaps - asset	8	8	36	36
Foreign exchange contracts - asset	7	7	5	5
Foreign exchange contracts - liability	4	4	3	3
Short-term debt	40	40	3	3
Long-term debt	1,472	1,482	1,487	1,521

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

Long-term debt - Fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities

16.	Retirement Benefit Liabilities

Retirement Benefit Liabilities consisted of the following (in millions):

	June 30,	September 30,
	2005	2004
Retiree medical liability	$271	$293
Pension liability	280	320
Other	37	35
Subtotal	588	648
Less: current portion	(65)	(65)
Retirement benefit liabilities	$523	$583

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of net periodic pension and retiree medical expense, including discontinued operations, for the three months ended June 30, are as follows:

	2005		2004
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$10	$—	$10	$1
Interest cost	23	7	20	10
Assumed return on plan assets	(23)	—	(21)	—
Amortization of prior service costs	3	(7)	2	(1)
Recognition of transition asset	(1)	—	—	—
Recognized actuarial loss	8	7	6	6
Total expense	$20	$7	$17	$16

The components of net periodic pension and retiree medical expense, including discontinued operations, for the nine months ended June 30, are as follows:

	2005		2004
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$30	$2	$30	$3
Interest cost	69	19	60	30
Assumed return on plan assets	(70)	—	(63)	—
Amortization of prior service costs	7	(18)	6	(3)
Recognition of transition asset	(2)	—	(1)	—
Recognized actuarial loss	24	21	19	18
Total expense	$58	$24	$51	$48

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

The company has been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at June 30, 2005, to be approximately $31 million, of which $12 million is recorded as a liability.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at June 30, 2005, to be approximately $49 million, of which $17 million is recorded as a liability.

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

Following are the components of the Superfund and Non-Superfund Environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2004	$6	$28	$34
Charges to expense	6	—	6
Payments	—	(11)	(11)
Balance at June 30, 2005	$12	17	29

A portion of the environmental reserves is included in Other current liabilities, with the majority of the amount recorded in Other Liabilities (see Notes 12 and 13).

The actual amount of costs or damages for which the company may be held responsible could materially exceed the foregoing estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation and other factors that make it difficult to predict actual costs accurately. However, based on management’s assessment, after consulting with outside advisors that specialize in environmental matters, and subject to the difficulties inherent in estimating these future costs, the company believes that its expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the company’s business, financial condition or results of operations. In addition, in future periods, new laws and regulations, changes in the remediation plan, advances in technology and additional information about the ultimate clean-up remedy could significantly change the company’s estimates. Management cannot assess the possible effect of compliance with future requirements.

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

Maremont’s asbestos-related liabilities and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2005	September 30, 2004
Unbilled committed settlements	$3	$3
Pending claims	61	69
Shortfall and other	2	2
Asbestos-related liabilities	$66	$74

Asbestos-related recoveries	$64	$72

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A portion of the asbestos-related recoveries and reserves are included in Other current assets and liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 10 through 13).

Unbilled Committed Settlements: The liability for unbilled committed settlements relates to committed settlements that Maremont agreed to pay when Maremont participated in the Center for Claims Resolution (CCR). Maremont shared in the payments of defense and indemnity costs of asbestos-related claims with other CCR members. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 1, 2001, when it was reorganized and discontinued negotiating shared settlements. There were no significant billings to insurance companies related to committed settlements in the nine months ended June 30, 2005. There were $1 million in billings to insurance companies related to committed settlements in the nine months ended June 30, 2004.

Pending Claims: Upon dissolution of the CCR in February 2001, Maremont began handling asbestos-related claims through its own defense counsel and is committed to examining the merits of each asbestos-related claim. For purposes of establishing liabilities for pending asbestos-related claims, Maremont estimates its defense and indemnity costs based on the history and nature of filed claims to date and Maremont’s experience. Maremont developed experience factors for indemnity and litigation costs, using data on actual experience in resolving claims since the dissolution of the CCR in February 2001 and its assessment of the nature of the claims. Maremont had approximately 69,600 and 74,000 pending asbestos-related claims at June 30, 2005 and September 30, 2004, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Although the company expects legal defense costs to continue at higher levels than when it participated in the CCR, the company believes its litigation strategy has reduced the average indemnity cost per claim. The decline in pending claims and related liability since September 30, 2004 reflects the settlement of 8,500 claims in one jurisdiction and lower defense costs. Billings to insurance companies for indemnity and defense costs of resolved cases were $8 million and $9 million in the nine months ended June 30, 2005, and 2004, respectively.

Shortfall: Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. There were no payments by the company related to shortfall and other in the nine months ended June 30, 2005. Payments related to the shortfall and other were $2 million in the nine months ended June 30, 2004.

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

On an annual basis, disclosure of comprehensive income is incorporated into the Consolidated Statement of Shareowners’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, and unrealized gains and losses on derivatives and equity securities.

Comprehensive income is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$46	$51	$31	$111
Foreign currency translation adjustments	(73)	(2)	15	95
Unrealized gain (loss) on foreign exchange contracts, net of tax	(3)	—	(1)	—
Reclassification of unrealized gain on marketable securities, net of tax	—	—	—	(3)
Comprehensive income (loss)	$(30)	$49	$45	$203
19.	Business Segment Information

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

The company no longer allocates certain legacy and other corporate costs to its reportable segments, as management measures the performance of these segments exclusive of these costs. As a result, the company reclassified $8 million of legacy environmental remediation costs for the nine months ended June 30, 2004, from LVS’ previously reported operating income to environmental remediation costs.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment information is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sales:
Light Vehicle Systems	$1,293	$1,237	$3,720	$3,703
Commercial Vehicle Systems	1,118	862	3,057	2,316
Total sales	$2,411	$2,099	$6,777	$6,019
Operating Income (Loss):
Light Vehicle Systems	$20	$33	$(35)	$110
Commercial Vehicle Systems	72	49	146	116
Segment operating income	92	82	111	226
Environmental remediation costs	—	—	(6)	(8)
Costs for withdrawn tender offer	—	—	—	(16)
Unallocated corporate costs	(2)	—	(2)	—
Operating income	90	82	103	202
Equity in earnings of affiliates	7	5	20	12
Gain on sale of marketable securities	—	—	—	7
Interest expense, net and other	(31)	(26)	(89)	(77)
Income before income taxes	66	61	34	144
Provision for income taxes	(18)	(16)	(9)	(39)
Minority interests	(4)	(3)	(4)	(8)
Income from continuing operations	$44	$42	$21	$97

A summary of the changes in the carrying value of goodwill for the nine months ended June 30, 2005, is as follows (in millions):

	LVS	CVS	Total
Balance at September 30, 2004	$374	$434	$808
Foreign currency translation	(5)	(3)	(8)
Balance at June 30, 2005	$369	431	800

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Three Months Ended June 30, 2005
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

Sales
External	$—	$967	$1,444	$—	$2,411
Subsidiaries	—	33	100	(133)	—
Total sales	—	1,000	1,544	(133)	2,411
Cost of sales	(6)	(915)	(1,422)	133	(2,210)
GROSS MARGIN	(6)	85	122	—	201
Selling, general and administrative	(22)	(49)	(33)	—	(104)
Restructuring costs	—	—	(7)	—	(7)
OPERATING INCOME (LOSS)	(28)	36	82	—	90
Equity in earnings of affiliates	2	3	2	—	7
Other income (expense), net	23	(13)	(10)	—	—
Interest expense, net and other	(26)	(3)	(2)	—	(31)
INCOME (LOSS) BEFORE INCOME TAXES	(29)	23	72	—	66
Benefit (provision) for income taxes	10	(15)	(13)	—	(18)
Minority interests	—	—	(4)	—	(4)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(19)	8	55	—	44
INCOME FROM DISCONTINUED OPERATIONS	—	1	1	—	2
Equity in net income of subsidiaries	65	74	—	(139)	—
NET INCOME	$46	$83	$56	$(139)	$46

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Three Months Ended June 30, 2004
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

Sales
External	$—	$741	$1,358	$—	$2,099
Subsidiaries	—	56	114	(170)	—
Total sales	—	797	1,472	(170)	2,099
Cost of sales	(9)	(706)	(1,368)	170	(1,913)
GROSS MARGIN	(9)	91	104	—	186
Selling, general and administrative	(21)	(48)	(31)	—	(100)
Restructuring costs	(2)	(2)	—	—	(4)
OPERATING INCOME (LOSS)	(32)	41	73	—	82
Equity in earnings of affiliates	1	—	4	—	5
Other income (expense), net	3	(13)	10	—	—
Interest expense, net and other	(23)	—	(3)	—	(26)
INCOME (LOSS) BEFORE INCOME TAXES	(51)	28	84	—	61
Benefit (provision) for income taxes	14	(7)	(23)	—	(16)
Minority interests	—	—	(3)	—	(3)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(37)	21	58	—	42
INCOME FROM DISCONTINUED OPERATIONS	—	3	6	—	9
Equity in net income of subsidiaries	88	52	—	(140)	—
NET INCOME	$51	$76	$64	$(140)	$51

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Nine Months Ended June 30, 2005
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

Sales
External	$—	$2,696	$4,081	$—	$6,777
Subsidiaries	—	118	298	(416)	—
Total sales	—	2,814	4,379	(416)	6,777
Cost of sales	(22)	(2,595)	(4,092)	416	(6,293)
GROSS MARGIN	(22)	219	287	—	484
Selling, general and administrative	(59)	(133)	(96)	—	(288)
Restructuring costs	(1)	(13)	(67)	—	(81)
Gain on divestitures	—	4	—	—	4
Environmental remediation costs	—	(6)	—	—	(6)
Customer bankruptcies	—	—	(10)	—	(10)
OPERATING INCOME (LOSS)	(82)	71	114	—	103
Equity in earnings of affiliates	3	11	6	—	20
Other income (expense), net	53	(23)	(30)	—	—
Interest expense, net and other	(79)	(6)	(4)	—	(89)
INCOME (LOSS) BEFORE INCOME TAXES	(105)	53	86	—	34
Benefit (provision) for income taxes	39	(22)	(26)	—	(9)
Minority interests	—	—	(4)	—	(4)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(66)	31	56	—	21
INCOME FROM DISCONTINUED OPERATIONS	—	2	8	—	10
Equity in net income of subsidiaries	97	79	—	(176)	—
NET INCOME	$31	$112	$64	$(176)	$31

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Nine Months Ended June 30, 2004
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

Sales
External	$—	$2,122	$3,897	$—	$6,019
Subsidiaries	—	134	329	(463)	—
Total sales	—	2,256	4,226	(463)	6,019
Cost of sales	(28)	(2,024)	(3,924)	463	(5,513)
GROSS MARGIN	(28)	232	302	—	506
Selling, general and administrative	(60)	(133)	(96)	—	(289)
Gain on divestitures	—	—	20	—	20
Environmental remediation costs	—	(8)	—	—	(8)
Restructuring costs	(5)	(4)	(2)	—	(11)
Costs for withdrawn tender offer	(16)	—	—	—	(16)
OPERATING INCOME (LOSS)	(109)	87	224	—	202
Equity in earnings of affiliates	2	3	7	—	12
Other income (expense), net	31	(16)	(8)	—	7
Interest expense, net and other	(70)	1	(8)	—	(77)
INCOME (LOSS) BEFORE INCOME TAXES	(146)	75	215	—	144
Benefit (provision) for income taxes	40	(20)	(59)	—	(39)
Minority interests	—	—	(8)	—	(8)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(106)	55	148	—	97
INCOME FROM DISCONTINUED OPERATIONS	—	13	1	—	14
Equity in net income of subsidiaries	217	143	—	(360)	—
NET INCOME	$111	$211	$149	$(360)	$111

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

(In millions)

	June 30, 2005
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$68	$2	$110	$—	$180
Receivables, net	1	190	1,328	—	1,519
Inventories	—	213	358	—	571
Other current assets	38	85	133	—	256
Assets of discontinued operations	—	162	413	—	575
TOTAL CURRENT ASSETS	107	652	2,342	—	3,101
NET PROPERTY	30	303	676	—	1,009
GOODWILL	—	317	483	—	800
OTHER ASSETS	436	52	328	—	816
INVESTMENTS IN SUBSIDIARIES	3,284	1,833	—	(5,117)	—
TOTAL ASSETS	$3,857	$3,157	$3,829	$(5,117)	$5,726

CURRENT LIABILITIES
Short-term debt	$—	$27	$13	$—	$40
Accounts payable	16	472	960	—	1,448
Other current liabilities	210	141	313	—	664
Liabilities of discontinued operations	—	142	99	—	241
TOTAL CURRENT LIABILITIES	226	782	1,385	—	2,393
LONG-TERM DEBT	1,429	—	43	—	1,472
RETIREMENT BENEFITS	384	—	139	—	523
INTERCOMPANY PAYABLE (RECEIVABLE)	662	(811)	149	—	—
OTHER LIABILITIES	124	34	90	—	248
MINORITY INTERESTS	—	—	58	—	58
SHAREOWNERS' EQUITY	1,032	3,152	1,965	(5,117)	1,032
TOTAL LIABILITIES AND SHAREOWNERS' EQUITY	$3,857	$3,157	$3,829	$(5,117)	$5,726

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Nine Months Ended June 30, 2005
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$218	$(23)	$(207)	$—	$(12)

INVESTING ACTIVITIES
Capital expenditures	(2)	(40)	(60)	—	(102)
Acquisitions of businesses and investments	—	—	(24)	—	(24)
Proceeds from disposition of property and businesses	—	36	2	—	38
Net cash provided by discontinued operations	—	—	157	—	157
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(2)	(4)	75	—	69

FINANCING ACTIVITIES
Net change in debt	(21)	26	(3)	—	2
Proceeds from exercise of stock options	5	—	—	—	5
Intercompany advances	(113)	—	113	—	—
Cash dividends	(21)	—	—	—	(21)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(150)	26	110	—	(14)

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	5	—	5

CHANGE IN CASH AND CASH EQUIVALENTS	66	(1)	(17)	—	48

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2	1	129	—	132
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68	$—	$112	$—	$180

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Nine Months Ended June 30, 2004
	Parent	Guarantors	Non- Guarantors	Elims		Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(103)	$15	$73	$		$(15)

INVESTING ACTIVITIES
Capital expenditures	(4)	(39)	(54)		—	(97)
Proceeds from disposition of property and businesses	—	14	70		—	84
Proceeds from sale of marketable securities	18	—	—		—	18
Acquisitions of businesses and investments	—	—	(1)		—	(1)
Net cash provided by discontinued operations	—	—	(10)		—	(10)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	14	(25)	5		—	(6)

FINANCING ACTIVITIES
Net proceeds from debt	45	—	5		—	50
Proceeds from exercise of stock options	5	—	—		—	5
Intercompany advances	60	—	(60)		—	—
Cash dividends	(21)	—	—		—	(21)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	89	—	(55)		—	34

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	6		—	6

CHANGE IN CASH AND CASH EQUIVALENTS	—	(10)	29		—	19

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2	11	90		—	103
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2	$1	$119		$—	$122

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

Despite the significant challenges that the entire automotive industry continues to face, we saw improved operating performance in the third quarter of fiscal year 2005, including record sales from our Commercial Vehicle Systems (CVS) business segment.

A summary of our results for the three months ended June 30, 2005, is as follows:

•	Sales were $2.4 billion, up 15 percent from the same period last year.
•	Operating margins were 3.7 percent, down from 3.9 percent a year ago.
•	Diluted earnings per share from continuing operations were $0.64, compared to $0.61 per share in the third quarter of fiscal year 2004.
•	Diluted earnings per share from discontinued operations were $0.02, compared to $0.13 in the third quarter of fiscal year 2004.
•	Net income of $46 million or $0.66 per diluted share, compared to net income of $51 million, or $0.74 per diluted share last year.
•	Restructuring charges were $7 million, of which $6 million relate to the new actions discussed below.

Our business continues to address a number of challenging industry-wide issues including:

•	Excess capacity
•	High commodity prices, particularly steel
•	Weakened financial strength of some of the original equipment (OE) manufacturers,
•	Reduced production volumes and changes in product mix in North America
•	Record high oil prices;
•	OE pricing pressures, and
•	Currency exchange rate volatility.

In response to these issues, we continue to rationalize and refocus our core businesses. In May 2005, we announced certain cost-reduction actions, including the elimination of approximately 400-500 salaried positions and the consolidation, downsizing, closure and sale of underperforming businesses or facilities. We expect the total estimated cost of these actions to be approximately $135 million, of which $110 million will be cash costs. These actions are intended to align capacity with industry conditions, utilize assets more efficiently, and improve operations. These actions are primarily targeted at the Light Vehicle Systems (LVS) business segment.

These actions are comprised of the following:

•	Employee severance costs related to the reduction of approximately 400 to 500 salaried employees across the entire company,
•

Employee severance and facility shutdown costs associated with the closure, sale or consolidation of a number of LVS facilities, and the reduction of approximately 250 salaried and 1,350 hourly employees.  These headcount reductions are in addition to the 400 to 500 salaried employees noted above,

•

Employee severance and facility shutdown costs associated with the closure or consolidation of several CVS facilities, and the reduction of approximately 50 salaried and 200 hourly employees.  These headcount reductions are in addition to the 400 to 500 salaried employees noted above, and

•	Impairment of long-lived assets, primarily machinery and equipment associated with these facilities.

ARVINMERITOR, INC.

We recorded restructuring costs of $6 million related to these actions in the third quarter of fiscal 2005 and $68 million in the first nine months of fiscal 2005. Such costs included $44 million of employee termination benefits and $24 million of asset impairment charges. Under accounting principles generally accepted in the United States, we expect the remainder of the restructuring costs to be recorded in the next 12 to 15 months.

In addition to these actions, in the first quarter of fiscal 2005, we announced the closure of our Sheffield, England, stabilizer bar facility. This site is part of our 57-percent owned consolidated joint venture, Meritor Suspensions Systems Company (MSSC). Total restructuring costs recorded in the first nine months of fiscal 2005 related to this action were $8 million, of which $1 million was recorded in the third quarter of fiscal 2005.

Higher steel costs continued to have a significant impact on our financial performance in the third quarter of fiscal year 2005. We experienced steel price increases, net of recoveries, of approximately $20 million in the third quarter of fiscal 2005 compared to the same period last year. For the nine months ended June 30, 2005, steel price increases, net of recoveries, were approximately $75 million higher than the same period last year.

In addition to higher steel costs, intense competition, coupled with global excess capacity most notably in the light vehicle industry, has created pressure from customers to reduce prices. We continuously work to address these competitive challenges and offset price decreases by reducing costs, improving productivity and restructuring operations. Excluding higher net steel costs, the company’s cost reduction and productivity programs offset the impact of lower selling prices to our customers.

For financial accounting and reporting purposes, our Light Vehicle Aftermarket (LVA) segment and coil coating business have been reported as discontinued operations. All prior periods have been restated to reflect this treatment. We sold our coil coating business in November 2004. We previously indicated that the divestiture of a majority of our LVA business would be completed in fiscal year 2005. Due to new industry dynamics, the company now expects the timing to complete the divestiture of LVA to extend into fiscal year 2006.

Cash used for operating activities before the impact of the accounts receivable securitization and factoring programs for the nine months ended June 30, 2005, was $149 million, compared to $100 million of cash provided by operating activities before the impact of the accounts receivable securitization and factoring programs in the same period last year. The decrease in cash flow was largely driven by lower income and higher uses of cash for working capital in our expanding CVS business, partially offset by lower pension and retiree medical contributions. In addition, we were favorably impacted by the calendar in the fourth quarter of fiscal year 2004, which included 14 weeks and ended on October 3, 2004. This favorability reversed itself in the first quarter of fiscal year 2005, which included 13 weeks and ended on January 2, 2005.

MARKET OUTLOOK

Our fiscal year 2005 outlook for light vehicle production is 15.6 million vehicles in North America and 16.4 million vehicles in Western Europe. We expect that North American heavy-duty (also referred to as Class 8) truck production will increase about 32 percent in fiscal year 2005 to 310,000 units, up from 235,000 last year, and European heavy and medium truck production will increase approximately 12 percent from the prior year to 420,000 units.

ARVINMERITOR, INC.

COMPANY OUTLOOK

We are beginning to see an easing of steel prices; however, we believe the price of steel will continue to challenge our industry during the remainder of fiscal year 2005. We have taken actions to help mitigate this issue, including finding new global steel sources, identifying alternative materials, finding ways to re-engineer our products to be less dependent on steel, working with our suppliers to reduce material costs, consolidating and selling scrap from many of our facilities and negotiating with our customers to recover some of the higher steel costs. We continue to further consolidate our LVS business to address competitive challenges in the automotive supplier industry. Anticipated restructuring actions include those actions previously discussed.

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

NON-GAAP MEASURES

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (GAAP), we have provided information regarding “cash flow from operations before receivable securitization and factoring programs,” a non-GAAP financial measure. This non-GAAP measure is defined as net cash provided by operating activities before the net change in factored and securitized accounts receivable. The company believes it is appropriate to exclude the net change in securitized and factored accounts receivable, since the sale of receivables may be viewed as a substitute for borrowing activity.

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

ARVINMERITOR, INC.

RESULTS OF OPERATIONS

The following is a summary of the financial results (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sales:
Light Vehicle Systems	$1,293	$1,237	$3,720		$3,703
Commercial Vehicle Systems	1,118	862	3,057		2,316
SALES	$2,411	$2,099	$6,777		$6,019
Operating Income (Loss):
Light Vehicle Systems	$20	$33	$(35)		$110
Commercial Vehicle Systems	72	49	146		116
SEGMENT OPERATING INCOME	92	82	111		226
Environmental remediation costs	—	—	(6)		(8)
Costs for withdrawn tender offer	—	—	—		(16)
Unallocated corporate costs	(2)	—	(2)		—
OPERATING INCOME	90	82	103		202
Equity in earnings of affiliates	7	5	20		12
Gain on sale of marketable securities	—	—	—		7
Interest expense, net and other	(31)	(26)	(89)		(77)
INCOME BEFORE INCOME TAXES	66	61	34	1	144
Provision for income taxes	(18)	(16)	(9)		(39)
Minority interests	(4)	(3)	(4)		(8)
INCOME FROM CONTINUING OPERATIONS	44	42	21		97
INCOME FROM DISCONTINUED OPERATIONS	2	9	10		14
NET INCOME	$46	$51	$31		$111

DILUTED EARNINGS PER SHARE
Continuing operations	$0.64	$0.61	$0.30		$1.41
Discontinued operations	0.02	0.13	0.15		0.21
Diluted earnings per share	$0.66	$0.74	$0.45		$1.62

DILUTED AVERAGE COMMON SHARES OUTSTANDING	69.2	68.8	69.3		68.6

Prior period amounts have been restated for the change in accounting for certain inventories and for discontinued operations.

ARVINMERITOR, INC.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Sales

The following table reflects geographical business segment sales for the three months ended June 30, 2005 and 2004. The reconciliation is intended to reflect the trend in business segment sales, and to illustrate the impact changes in foreign currency exchange rates and acquisitions and divestitures had on sales (in millions).

					Dollar Change Due To
	June 30,		Dollar	%		Acquisitions	Volume
	2005	2004	Change	Change	Currency	/ Divestitures	/ Other
LVS:
North America	$545	$511	$34	7%	4	(22)	52
Europe	612	603	9	1%	28	—	(19)
Asia and other	136	123	13	11%	12	(5)	6
	1,293	1,237	56	5%	44	(27)	39
CVS:
North America	$682	$530	$152	29%	—	—	152
Europe	304	225	79	35%	6	62	11
Asia and other	132	107	25	23%	13	—	12
	1,118	862	256	30%	19	62	175
SALES	$2,411	$2,099	$312	15%	63	35	214

Continuing Operations

Sales for the three months ended June 30, 2005 were $2,411 million, up $312 million, or 15 percent, from the same period last year. The increase in sales was attributable to stronger North American commercial vehicle truck and trailer volumes in our CVS business segment; and new business awards, principally associated with suspension modules in our LVS business and foreign currency translation, primarily due to the stronger euro in relation to the U.S. dollar. These increases were partially offset by lower volumes in certain of our European LVS businesses. Our new joint ventures with AB Volvo added sales of $62 million, and divestitures of certain LVS businesses in previous periods reduced sales in the third quarter of fiscal year 2005 by $27 million.

Business Segments

Light Vehicle Systems (LVS) sales were $1,293 million for the three months ended June 30, 2005, up $56 million, or 5 percent, from a year ago. The effect of foreign currency translation increased sales by $44 million. Excluding the impact of foreign currency translation, sales are up slightly. Higher pass through sales of approximately $100 million, principally associated with our new suspension module business, were partially offset by lower OE demand and the loss of sales associated with previously announced divestitures, primarily the sale of an automotive stamping and components manufacturing operation in the first quarter of fiscal year 2005. Pass through sales were $348 million in the third quarter of fiscal year 2005 compared to $253 million in the third quarter of fiscal year 2004. Pass through sales are products sold to our customers where we acquire the material and assemble it into the final product. These pass-through sales carry minimal margins, as we have little purchasing, engineering or manufacturing responsibility.

Commercial Vehicle Systems (CVS) sales were $1,118 million, up $256 million, or 30 percent, from the third quarter of fiscal year 2004. The increase in sales was primarily attributable to stronger North American commercial vehicle truck and trailer volumes. Compared to the same period last year, production volumes in North America for commercial vehicle trucks (Class 8) increased approximately 36 percent, medium duty trucks increased 22 percent and trailer volumes increased 16 percent. The formation of two joint ventures with AB Volvo in the first quarter of fiscal 2005 added sales of $62 million.

ARVINMERITOR, INC.

Operating Income and Operating Margins

The following table reflects operating income and operating margins for three months ended June 30, 2005 and 2004 (in millions).

	Operating Income (Loss)				Operating Margin
	June 30,		Dollar	%	June 30,
	2005	2004	Change	Change	2005	2004	Change
LVS:	$20	$33	$(13)	(39)%	1.5%	2.7%	(1.2)	pts
CVS:	72	49	23	47%	6.4%	5.7%	0.7	pts
Total segment	92	82	10	12%	3.8%	3.9%	(0.1)	pts
Other	(2)	—	(2)
TOTAL	$90	$82	$8	10%	3.7%	3.9%	(0.2)	pts

Operating income for the three months ended June 30, 2005 was $90 million, an increase of $8 million, compared to the three months ended June 30, 2004. Operating margin was 3.7 percent, down from 3.9 percent. We recorded restructuring costs of $7 million in the third quarter of fiscal 2005 as follows (in millions):

	LVS	CVS	Total
New actions
Facility rationalization	$5	$—	$5
Asset impairments	—	1	1
Total new actions	5	1	6
Previous actions	1	—	1
Total restructuring costs	$6	$1	$7

Operating income was favorably impacted by higher sales levels but was negatively impacted by steel costs, which, net of recoveries, were approximately $20 million higher compared to the third quarter of fiscal year 2004. Retiree medical and pension costs were $6 million lower than the same period last year, as a result of amending certain retiree medical plans in fiscal year 2004. This amendment lowered retiree medical expense by $9 million, compared to the same period last year.

Selling, general and administrative expenses as a percentage of sales decreased to 4.3 percent in the third quarter of fiscal year 2005 from 4.8 percent a year ago, due to reduced headcount and our continued efforts to reduce selling, general and administrative spending.

Business Segments

LVS operating income was $20 million, compared to operating income of $33 million in the same period last year. Lower market related sales and higher net steel costs drove the operating income decline. LVS continued its restructuring efforts and recorded $6 million of restructuring charges associated with facility closures and consolidations and workforce reductions in the three months ended June 30, 2005 compared to $2 million a year ago. These costs included $5 million of employee termination costs related to the new restructuring actions previously discussed. LVS also recorded restructuring costs of $1 million in the third quarter of fiscal year 2005 related to the closure of its Sheffield, England, stabilizer bar facility in fiscal year 2005. Net steel costs increased by approximately $10 million in the third quarter of fiscal year 2005.

CVS operating income was $72 million, up $23 million compared to the same period last year. Operating margin increased to 6.4 percent from 5.7 percent a year ago. The benefits of the higher sales volumes were partially offset by higher net steel costs of approximately $10 million. Retiree medical and pension costs were $5 million lower than the previous year, as a result of amending certain retiree medical plans in fiscal year 2004.

ARVINMERITOR, INC.

Other Income Statement Items

Equity in earnings of affiliates was $7 million for the three months ended June 30, 2005, compared to $5 million for the same period a year ago. The increase is driven by higher earnings in our CVS affiliates.

The effective income tax rate from continuing operations for the three months ended June 30, 2005, was approximately 27 percent, up slightly from 26 percent in the same period last year. We expect our effective tax rate for continuing operations to approximate 27 percent in fiscal year 2005.

Interest expense, net and other was $31 million, compared to $26 million in the same period last year. The increase in interest expense is primarily due to higher interest rates on our variable rate debt compared with the prior year.

Income from continuing operations for the third quarter of fiscal year 2005 was $44 million, or $0.64 per diluted share, compared to $42 million, or $0.61 per diluted share, in the prior year.

Income from discontinued operations was $2 million for the three months ended June 30, 2005 compared to $9 million a year ago. This decline was driven by $6 million of after-tax changeover costs in LVA, associated with a new supply agreement with a significant customer, offset partially by lower deprecation expense. In accordance with accounting principles generally accepted in the United States, our LVA business segment discontinued depreciating fixed assets as of September 30, 2004. Depreciation expense in the third quarter of fiscal year 2004 was approximately $4 million after-tax. In addition, the loss of income as a result of the sale of the company’s Roll Coater business in November 2004 contributed to this decline.

Net income for the third quarter of fiscal year 2005 was $46 million, or $0.66 per diluted share, compared to net income of $51 million, or $0.74 per diluted share, in the prior year.

ARVINMERITOR, INC.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

Sales

The following table reflects geographical business segment sales for the nine months ended June 30, 2005 and 2004. The reconciliation is intended to reflect the trend in business segment sales, and to illustrate the impact changes in foreign currency exchange rates and acquisitions and divestitures had on sales (in millions).

						Dollar Change Due To
	June 30,			Dollar	%		Acquisitions	Volume
	2005		2004	Change	Change	Currency	/ Divestitures	/ Other
LVS:
North America		$1,597	$1,522	$75	5%	$10	$(48)	$113
Europe	1	1,744	1,829	(85)	(5)%	140	(82)	(143)
Asia and other		379	352	27	8%	30	(28)	25
		3,720	3,703	17	1%	180	(158)	(5)
CVS:
North America		$1,830	$1,418	$412	29%	$1	$9	$402
Europe		880	624	256	41%	55	176	25
Asia and other		347	274	73	27%	18	—	55
		3,057	2,316	741	32%	74	185	482
SALES		$6,777	$6,019	$758	13%	$254	$27	$477

Continuing Operations

Sales for the nine months ended June 30, 2005 were $6,777 million, up $758 million, or 13 percent, from the same period last year. The increase in sales was attributable to stronger North American commercial vehicle truck and trailer volumes in our CVS business segment, new business awards, principally associated with suspension modules in our LVS business and foreign currency translation, primarily due to the stronger euro in relation to the U.S. dollar. These increases were partially offset by lower volumes in certain of our European LVS businesses. Acquisitions, primarily related to the new joint ventures with AB Volvo, added sales of $185 million. Divestitures of certain LVS businesses in fiscal year 2004 reduced sales in the first nine months of fiscal year 2005 by $158 million.

Business Segments

LVS sales were $3,720 million for the nine months ended June 30, 2005, up $17 million from a year ago. The effect of foreign currency translation increased sales by $180 million. Divestitures, primarily the sale of APA in fiscal year 2004, and the sale of an automotive stamping and components manufacturing operation in the first quarter of fiscal year 2005, reduced sales by $158 million. Excluding the impact of foreign currency translation and divestitures, sales are down slightly as the impact of lower sales at certain LVS customers were offset new business awards associated with suspension modules. Pass through sales were approximately $991 million in the first nine months of fiscal year 2005 compared to $744 million in the first nine months of fiscal year 2004. The increase in pass through sales was primarily attributable to the new suspension module business.

CVS sales were $3,057 million for the nine months ended June 30, 2005, up $741 million, or 32 percent, from a year ago. The increase in sales was primarily attributable to stronger North American commercial vehicle truck and trailer volumes. Compared to the same period last year, production volumes in North America for commercial vehicle trucks (Class 8) increased approximately 46 percent, medium duty trucks increased 21 percent and trailer volumes increased 24 percent. Acquisitions, primarily the formation of two joint ventures with AB Volvo, added sales of $185 million.

ARVINMERITOR, INC.

Operating Income (Loss) and Operating Margins

The following table reflects operating income and operating margins for nine months ended June 30, 2005 and 2004 (in millions).

	Operating Income (Loss)				Operating Margin
	June 30,		Dollar	%	June 30,
	2005	2004	Change	Change	2005	2004	Change
LVS:	$(35)	$110	$(145)	(132)%	(0.9)%	3.0%	(3.9)	pts
CVS:	146	116	30	26%	4.8%	5.0%	(0.2)	pts
Total segment	111	226	(115)	(51)%	1.6%	3.8%	(2.2)	pts
Environmental	(6)	(8)	2	25
Dana costs	—	(16)	16	—
Other	(2)	—	(2)	100
TOTAL	$103	$202	$(99)	(49)%	1.5%	3.4%	(1.9)	pts

Operating income for the nine months ended June 30, 2005 was $103 million, a decrease of $99 million, compared to the nine months ended June 30, 2004. Operating margin was 1.5 percent, down from 3.4 percent. We recorded restructuring costs of $81 million in the nine months ended June 30, 2005, compared to $11 million in the same period last year. A summary of restructuring costs for the nine months ended June 30, 2005, is as follows (in millions):

	LVS	CVS	Total
New actions
Salaried reduction in force	$10	$13	$23
Facility rationalization	21	—	21
Asset impairments	23	1	24
Total new actions	54	14	68
Previous actions	13	—	13
Total restructuring costs	$67	$14	$81

In addition to the new restructuring actions previously discussed, we recorded restructuring charges of $13 million in the first nine months of fiscal 2005 for asset impairments, as well as severance and other employee termination costs related to a reduction of approximately 20 salaried and 355 hourly employees. These costs primarily related to the closure of the Sheffield, England, stabilizer bar facility and the consolidation of a facility in Brazil.

Steel costs, net of recoveries, were approximately $75 million higher compared to the first nine months of fiscal year 2004. Also impacting operating income were $14 million in charges associated with customer bankruptcies, $6 million of environmental remediation costs associated with a former Rockwell facility; and a $4 million gain on the sale of the Columbus, Indiana stamping and manufacturing components business in the first quarter of fiscal 2005. Retiree medical and pension costs were $17 million lower than the same period last year, as a result of amending certain retiree medical plans in fiscal year 2004. This amendment reduced retiree medical expense by $24 million, compared to the same period last year.

Operating income in fiscal year 2004 includes the costs associated with the withdrawn tender offer for Dana Corporation of $16 million (before a non-operating gain of $7 million on the sale of Dana stock owned by the company), environmental remediation costs of $8 million, the gain on the sale of APA of $20 million and $11 million of restructuring costs previously mentioned.

Selling, general and administrative expenses as a percentage of sales decreased to 4.2 percent in the first nine months of fiscal year 2005 from 4.8 percent a year ago, due to reduced headcount and our continued efforts to reduce selling, general and administrative spending.

ARVINMERITOR, INC.

Business Segments

LVS operating loss was $35 million, compared to operating income of $110 million in the same period last year. LVS continued its restructuring efforts and recorded $67 million of restructuring charges in the nine months ended June 30, 2005. These charges included $54 million of costs associated with the new actions previously discussed and $13 million associated with other facility closures and consolidations and workforce reductions. In the first quarter of fiscal 2005, the company’s 57-percent owned consolidated joint venture, Meritor Suspensions Systems Company (MSSC) announced its decision to close its Sheffield, England, stabilizer bar facility. As a result, LVS recorded $8 million of restructuring costs in the first nine months of fiscal 2005, comprised of $4 million of employee termination costs and $4 million of asset impairment charges. LVS also recorded $5 million of severance and other employee termination costs related to a reduction in force at certain facilities and the consolidation of two facilities in Brazil. LVS recorded $6 million of restructuring costs a year ago.

LVS incurred higher net steel costs of $35 million in the first nine months of fiscal year 2005. Also impacting operating income in the first nine months of fiscal year 2005 were lower sales, $11 million in charges associated with customer bankruptcies and a $4 million net charge associated with a product warranty matter. In the first nine months of fiscal 2005, LVS recorded a $4 million gain on the sale of its Columbus, Indiana, stamping and manufacturing components business. Operating income for the first nine months of fiscal 2004 was positively impacted by the $20 million gain on the sale of APA.

CVS operating income was $146 million, an increase of $30 million from the same period last year. Operating margin declined to 4.8 percent from 5.0 percent a year ago. The benefits of the higher sales volumes were largely offset by higher net steel costs of $40 million, $13 million of restructuring costs and a $3 million charge associated with the bankruptcy of a European trailer customer. Retiree medical and pension costs were $15 million lower than the previous year, as a result of amending certain retiree medical plans in fiscal year 2004.

Other Income Statement Items

Equity in earnings of affiliates was $20 million for the nine months ended June 30, 2005, compared to $12 million for the same period a year ago. The increase is partially driven by the reduction in losses associated with the dissolution of our CVS transmission joint venture with ZF Friedrichshafen in the second quarter of fiscal year 2004. The company recorded equity losses of $4 million in the first nine months of fiscal year 2004 related to this joint venture. In addition, improved performance in our CVS joint ventures contributed to the increase.

The effective income tax rate from continuing operations for the nine months ended June 30, 2005 was approximately   27 percent, unchanged from the same period last year. We expect our effective tax rate for continuing operations to approximate27 percent in fiscal year 2005.

Minority interest expense was $4 million in the first nine months of fiscal year 2005, compared to $8 million a year ago. Minority interests represent our minority partners’ share of our less than 100 percent owned consolidated joint ventures. The decrease in minority interest in fiscal year 2005 is primarily related to the minority partners’ share of the net losses in our MSSC joint venture, partially offset by our minority partners’ share of the higher income in our CVS joint ventures located in France, China and India.

Interest expense, net and other was $89 million compared to $77 million in the same period last year. The increase in interest expense is primarily due to higher interest rates on our variable rate debt compared with the prior year.

Income from continuing operations for the nine months ended June 30, 2005 was $21 million, or $0.30 per diluted share, compared to income of $97 million, or $1.41 per diluted share, in the prior year.

Income from discontinued operations was $10 million, or $0.15 per diluted share for the nine months ended June 30, 2005, compared to $14 million, or $0.21 per diluted share a year ago. This decline was driven by $6 million of after-tax changeover costs in LVA, associated with a new supply agreement with a significant customer, offset partially by lower depreciation expense. In accordance with accounting principles generally accepted in the United States, our LVA business segment discontinued depreciating fixed assets as of September 30, 2004. Depreciation expense in the first nine months of fiscal year 2004 was approximately $11 million after-tax. In addition, the loss of income as a result of the sale of the company’s Roll Coater business in November 2004 contributed to this decline. This was offset partially by a $2 million gain on the sale of our coil coating business.

Net income for the nine months ended June 30, 2005 was $31 million, or $0.45 per diluted share, compared to net income of $111 million, or $1.62 per diluted share, in the prior year.

ARVINMERITOR, INC.

FINANCIAL CONDITION

Capitalization

	June 30, 2005	September 30, 2004
Short-term debt	$40	$3
Long-term debt	1,472	1,487
Total debt	1,512	1,490
Minority interests	58	61
Shareowners’ equity	1,032	988
Total capitalization	$2,602	$2,539

Ratio of debt to capitalization	58%	59%

We remain committed to strong cash flow generation, the reduction of debt and regaining an investment grade credit rating. For the first nine months of fiscal 2005, our primary source of liquidity was cash proceeds from the divestitures of certain businesses, supplemented by our accounts receivables securitization and factoring programs and, as required, borrowings on our revolving credit facility. Our total debt to capitalization ratio was 58 percent at June 30, 2005, compared to 59 percent at September 30, 2004.

Cash Flows

	Nine Months Ended
	June 30,
	2005	2004
OPERATING CASH FLOWS
Income from continuing operations	$21	$97
Depreciation and amortization	137	138
Pension and retiree medical expense	82	99
Pension and retiree medical contributions	(141)	(185)
Restructuring costs, net of payments	55	1
Proceeds from termination of interest rate swaps	22	—
Increase in working capital	(146)	(108)
Other	(32)	10
Net operating cash provided by (used for) continuing operations before
changes in receivable securitization and factoring	(2)	52
Net operating cash provided by (used for) discontinued operations	(147)	48
Operating cash before receivable securitization and factoring	(149)	100
Receivable securitization and factoring	137	(115)
CASH USED FOR OPERATING ACTIVITIES	$(12)	$(15)

Operating cash flows used for continuing operations before the impact of our receivable securitization and factoring programs was $2 million in the first nine months of fiscal year 2005, compared to $52 million of cash provided by continuing operations before the impact of our receivable securitization and factoring programs in last year’s first nine months. This decrease in cash flow was driven largely by the lower income and higher uses of cash for working capital. Cash flow was favorably impacted by our fiscal calendar in the fourth quarter of fiscal year 2004. This favorability reversed itself in the first three months of fiscal year 2005, which included 13 weeks, compared to 14 weeks in the fourth quarter of fiscal year 2004. We used approximately $120 million of cash for working capital requirements at our new joint ventures with AB Volvo and to support the higher CVS volumes. Cash used for discontinued operations was $147 million compared to cash provided by discontinued operations of $48 million a year ago. Higher working capital levels contributed to this decline. In addition, LVA did not participate in our accounts receivable securitization program for a portion of the first nine months of fiscal 2005. As a result, LVA’s outstanding receivables increased approximately $80 million since September 30, 2004.

ARVINMERITOR, INC.

	Nine Months Ended
	June 30,
	2005	2004
INVESTING CASH FLOWS
Capital expenditures	$(102)	$(97)
Acquisitions of businesses and investments, net of cash acquired	(24)	(1)
Proceeds from disposition of property and businesses	38	84
Proceeds from sale of securities	—	18
Net cash provided by (used for) discontinued operations	157	(10)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$69	$(6)

Cash provided by investing activities was $69 million in the first nine months of fiscal year 2005, compared to cash used for investing activities was $6 million in the first nine months of fiscal year 2004. Capital expenditures increased to $102 million compared to the same period last year. As a percentage of sales, capital expenditures were 1.5 percent, compared to 1.6 percent in the prior period. During the nine months ended June 30, 2005, we used $24 million of cash for the acquisition of businesses, primarily the formation of two joint ventures with AB Volvo and we received proceeds of $38 million from the disposition of certain property and businesses. During the nine months ended June 30, 2004, we received proceeds of $18 million from the sale of Dana stock and $84 million from the disposition of property and businesses.

Discontinued operations provided investing cash flows of $157 million in the first nine months of fiscal 2005, primarily related to the proceeds from the sale of Roll Coater. Discontinued operations used cash of $5 million for capital expenditures in the first nine months of fiscal year 2005, compared to $11 million in the same period last year.

	Nine Months Ended
	June 30,
	2005	2004
FINANCING CASH FLOWS
Net increase in revolving credit facilities	$—	$45
Payment of notes	(21)	—
Borrowings on lines of credit and other	23	5
Net change in debt	2	50
Cash dividends	(21)	(21)
Proceeds from exercise of stock options	5	5
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$(14)	$34

Cash used for financing activities was $14 million in the first nine months of fiscal year 2005, compared to cash provided by financing activities of $34 million in the first nine months of fiscal year 2004. In the third quarter of fiscal 2005, we purchased, at a discount, $20 million and $1 million of the 8 3/4 percent notes and 6.8 percent notes, respectively, on the open market. We borrowed $23 million under our lines of credit and other, compared to repaying debt of $50 million a year ago. We paid dividends of $21 million and received proceeds of $5 million from the exercise of stock options in the first nine months of fiscal year 2005 and 2004.

LIQUIDITY

Revolving and Other Debt – We have a $900 million revolving credit facility that expires in 2008. Under the facility, borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company’s credit rating. At June 30, 2005, the margin over the LIBOR rate was 150 basis points, and the facility fee was 37.5 basis points. Certain of our domestic wholly-owned subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the credit facility. Concurrently, the company was required by the terms of an existing lease agreement to provide similar subsidiary guarantees for the benefit of the lessor, lenders and agent and voluntarily agreed to provide similar subsidiary guarantees for the benefit of the holders of the publicly-held notes outstanding under the company’s two indentures.

ARVINMERITOR, INC.

The credit facilities require us to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. At June 30, 2005, we were in compliance with all covenants.

We have $150 million of debt securities remaining unissued under the shelf registration filed with the SEC in April 2001.

Leases - One of our operating leases requires us to maintain financial ratios that are similar to those required by our revolving credit agreement. At June 30, 2005, we were in compliance with all covenants. We have a residual value guarantee of $30 million related to one of our leases.

Accounts Receivable Securitization and Factoring - As discussed in Note 7 of the Notes to Consolidated Financial Statements, we participate in an accounts receivable securitization program to improve financial flexibility and lower interest costs. ArvinMeritor Receivables Corporation (ARC), a wholly owned subsidiary of the company, has entered into an agreement to sell an undivided interest in up to $250 million of eligible trade receivables of certain U.S. subsidiaries to a group of banks. At June 30, 2005, our LVA business segment no longer participated in this accounts receivable facility. As a result of this and the recent divestitures of our coil coating business and stamping and manufacturing components business, amounts available to sell under this facility was reduced to $160 million at June 30, 2005. As of June 30, 2005, and September 30, 2004, the company had utilized $156 million and $24 million, respectively, of this accounts receivable securitization facility. The U.S. accounts receivable securitization program matures in September 2005. We previously participated in a European securitization program that expired in March 2005.

If our credit ratings were reduced to certain levels, or if certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the facilities. At June 30, 2005, we were in compliance with all covenants.

In addition, several of our European subsidiaries factor accounts receivable with financial institutions. The amounts of factored receivables were $30 million and $10 million at June 30, 2005, and September 30, 2004, respectively. There can be no assurance that this facility will be used or available to us in the future.

On May 10, 2005, Standard & Poor’s lowered the company’s credit rating to BB from BB+ and on June 23, 2005, Moody’s lowered the company’s credit rating to Ba2 from Ba1. These actions did not result in a termination event under the company’s accounts receivable securitization facility.

Tender Offer

In the first quarter of fiscal year 2004, as a result of the company’s decision to withdraw its all cash tender offer to acquire all of the outstanding shares of Dana Corporation, the company recorded a net charge of $9 million ($6 million after-tax, or $0.09 per diluted share). The pre-tax charge included $16 million in direct incremental acquisition costs, less a gain on the sale of Dana stock of $7 million.

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

ARVINMERITOR, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to global market risks including foreign currency exchange rate risk, related to our transactions denominated in currencies other than the U.S. dollar and interest rate risk associated with our debt.

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

We have performed a sensitivity analysis assuming a hypothetical 10-percent movement in foreign currency exchange rates and interest rates applied to the underlying exposures described above. As of June 30, 2005, the analysis indicated that such market movements would not have a material effect on our business, financial condition or results of operations. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company's actual exposures.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of Charles G. McClure, Jr., Chairman of the Board, Chief Executive Officer and President; and James D. Donlon, III, Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in ArvinMeritor’s disclosure controls and procedures in the fiscal quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect ArvinMeritor’s internal control over financial reporting.

In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

ARVINMERITOR, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Three separate class action lawsuits were filed in the United States District Court for the Eastern District of Michigan in 2003 and 2004 against the company and Rockwell Automation, Inc. as a result of changes made by the company to its health insurance benefits to certain United Auto Worker and United Steel Worker retirees, spouses and dependents. (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Overview” and “ – Critical Accounting Policies – Retiree Medical” and Note 19 of the Notes to Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data” in the company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004, incorporated herein by reference, for information with respect to changes made to the company’s retiree medical benefits and the related accounting and financial impacts.) The lawsuits allege that the changes breach the terms of various collective bargaining agreements entered into with the United Auto Workers and the United Steel Workers at former facilities that either have been closed or sold and are located in Wisconsin, Pennsylvania, Indiana, Ohio, Kentucky, Illinois and Michigan. The complaints also allege a companion claim under the Employee Retirement Income Security Act of 1974 (ERISA) essentially restating the alleged collective bargaining breach claims and bringing them under ERISA. Plaintiffs seek an injunction requiring the defendants to provide lifetime retiree health care benefits under the applicable collective bargaining agreements, plus costs and attorneys’ fees, as well as punitive and unspecified damages for mental distress and anguish. The company believes that it has meritorious defenses to these actions and plans to defend these suits vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2005, the company issued 685 shares of Common Stock to a non-employee director of the company, pursuant to the terms of the company’s 2004 Directors Stock Plan, in lieu of cash payment of the quarterly retainer and meeting fees for board service. The issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

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

ARVINMERITOR, INC.

Date: July 28, 2005	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: July 28, 2005	By:	/s/	J.D. Donlon, III
J.D. Donlon, III
Senior Vice President and Chief Financial Officer
(Chief Financial Officer)