Form 10-K
period 2005-10-02
ARVINMERITOR INC
filed 2005-11-18
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 2, 2005
Commission file number 1-15983

ARVINMERITOR, INC.

(Exact name of registrant as specified in its charter)

Indiana	38-3354643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2135 West Maple Road Troy, Michigan	48084-7186
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 435-1000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value (including the associated Preferred Share Purchase Rights)	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on April 1, 2005 (the last business day of the most recently completed second fiscal quarter) was approximately $1,067.2 million.

70,315,961 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on January 31, 2006 is incorporated by reference into Part III.

PART I

Item 1.    Business.

ArvinMeritor, Inc. (the “company” or “ArvinMeritor”), headquartered in Troy, Michigan, is a global supplier of a broad range of integrated systems, modules and components serving light vehicle, commercial truck, trailer and specialty original equipment manufacturers and certain aftermarkets.

ArvinMeritor was incorporated in Indiana in 2000 in connection with the merger of Meritor Automotive, Inc. (“Meritor”) and Arvin Industries, Inc. (“Arvin”). As used in this Annual Report on Form 10-K, the terms “company,” “ArvinMeritor,” “we,” “us” and “our” include ArvinMeritor, its consolidated subsidiaries and its predecessors unless the context indicates otherwise.

The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30, and its fiscal year ends on the Sunday nearest September 30. Fiscal year 2005 ended on October 2, 2005 and fiscal year 2004 ended on October 3, 2004. All year and quarter references relate to our fiscal year and fiscal quarters unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end.

Whenever an item of this Annual Report on Form 10-K refers to information in the Proxy Statement for the Annual Meeting of Shareowners of ArvinMeritor to be held on January 31, 2006 (the “2006 Proxy Statement”), or under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Item 8. Financial Statements and Supplementary Data, the information is incorporated in that item by reference.

ArvinMeritor serves a broad range of original equipment manufacturer (“OEM”) customers worldwide, including truck OEMs, light vehicle OEMs, trailer producers and specialty vehicle manufacturers, and certain aftermarkets. Our total sales from continuing operations in fiscal year 2005 were $8.9 billion. Our ten largest customers accounted for approximately 74% of fiscal year 2005 sales from continuing operations. We operated over 120 manufacturing facilities in 25 countries around the world in fiscal year 2005, including facilities operated by discontinued operations and joint ventures in which we have interests. Sales from continuing operations outside North America accounted for approximately 49% of total sales from continuing operations in fiscal year 2005. Our continuing operations also participated in 10 significant non-consolidated joint ventures that generated revenues of approximately $1.5 billion in fiscal year 2005.

In fiscal year 2005, we served customers worldwide through the following businesses:

Continuing Operations:

•	Light Vehicle Systems (“LVS”) supplies emissions systems, aperture systems (roof and door systems), undercarriage systems (suspension and ride control systems and wheel products) for passenger cars, all-terrain vehicles, light trucks and sport utility vehicles to OEMs.

•	Commercial Vehicle Systems (“CVS”) supplies drivetrain systems and components, including axles and drivelines, braking systems, suspension systems, and exhaust and ride control products for medium- and heavy-duty trucks, trailers and specialty vehicles to OEMs and to the commercial vehicle aftermarket.

Discontinued Operations:

•	Light Vehicle Aftermarket (“LVA”) supplies exhaust, ride control, motion control and filter products and other automotive parts to the passenger car, light truck and sport utility aftermarket.

In October 2004, we announced our intention to divest our LVA business and our coil coating operations, and we transferred these businesses to discontinued operations for accounting purposes. We sold the coil coating operations in November 2004. We continue to pursue divestiture of LVA’s operations. See “Strategic Initiatives” below.

Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data contains financial information by segment for continuing operations for each of the three years ended September 30, 2005, including information on sales and assets by geographic area for each segment. The heading “Products” below includes information on LVS and CVS sales by product for each of the three fiscal years ended September 30, 2005.

References in this Annual Report on Form 10-K to our being a leading supplier or the world’s leading supplier, and other similar statements as to our relative market position are based principally on calculations we have made. These calculations are based on information we have collected, including company and industry sales data obtained from internal and available external sources, as well as our estimates. In addition to such quantitative data, our statements are based on other competitive factors such as our technological capabilities, our research and development efforts and innovations and the quality of our products and services, in each case relative to that of our competitors in the markets we address.

Certain Risk Factors

The following industry and market factors could have an adverse effect (which could be material) on our business, results of operations or financial condition in the future:

•	Cyclicality — We operate in an industry that is cyclical and that has periodically experienced significant year-to-year fluctuations in demand for vehicles. Production and sales of the vehicles for which we supply products generally depend on economic conditions and a variety of other factors, including customer spending and preferences, labor relations and regulatory requirements. Industry cycles are outside our control and cannot be predicted with certainty. See “Seasonality; Cyclicality” below.

•	Dependence on Large Customers — We are dependent on large OEM customers that have substantial bargaining power with respect to price and other commercial terms. There can be no assurance that we will not lose all or a portion of sales to our large volume customers, or that we will be able to offset continued reduction of prices to these customers with reductions in our costs. In addition, the level of our sales to these customers is dependent on their production and sales volumes. To the extent that the financial condition, including bankruptcy, or market share of any of our largest customers deteriorates or their sales otherwise decline, our financial position and results of operations could be adversely affected. See “Customers; Sales and Marketing” below.

•	Competition — We operate in a highly competitive industry. Some of our competitors are larger and have greater financial resources or have established relationships with significant customers. In addition, some OEMs manufacture products of the types we supply, which can displace our sales. See “Competition” below.

•	Raw Materials — A disruption in supply or a significant increase in price of raw materials could impact our production and increase our costs. In addition, we are dependent on the ability of our suppliers to meet performance and quality specifications and delivery schedules in order to meet our commitments to our customers. See “Raw Materials and Supplies” below.

•	International Operations — We have a significant amount of facilities and operations outside the United States, including investments and joint ventures in developing countries. International operations are subject to a number of risks, including, among others, risks with respect to currency exchange rate fluctuations, local economic and political conditions, difficulties in repatriating funds, and restrictive legal or regulatory requirements. See “International Operations” below.

•	Litigation, Regulatory and Product Liability Exposure — Our business is subject to risks related to the outcome of litigation with respect to, among other things, environmental and asbestos-related liability. In addition, we are required to comply with federal, state, local and foreign laws and regulations governing the protection of the environment and occupational health and safety. There is also an inherent risk of exposure to warranty and product liability claims, as well as product recalls, in the automotive industry if our products fail to perform to specifications and are alleged to cause property damage, injury or death. See “Environmental Matters” and Item 3. Legal Proceedings below.

•	Liquidity — Our ability to access the capital markets, and our cost of capital, is dependent in part on our credit ratings. In the third quarter of fiscal year 2005, Standard & Poor’s lowered our credit rating to BB from BB+, and Moody’s Investors Service lowered our credit rating to Ba2 from Ba1. Further declines in our ratings could limit our access to capital markets and further increase our borrowing costs. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Contractual Obligations below.

•	Strategic Initiatives — As part of our business strategy, we continue to review our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued, and we regularly consider various strategic and business opportunities to grow our business. We cannot predict with certainty whether any future strategic transactions will be beneficial to the company. In addition, any future acquisitions could involve risks with respect to successful integration of operations, increases in debt to finance the acquisition, and achieving projected savings from synergies. See “Strategic Initiatives” below.

•	Pension and Retiree Medical Benefits — The automotive industry, like other industries, continues to be impacted by the rising cost of pension and other post-retirement benefits. To partially address this impact, we amended certain retiree medical plans in fiscal year 2004, to phase out current benefits by no later than fiscal year 2023, and to eliminate benefits for Medicaid-eligible retirees beginning in January 2006. (See Item 3. Legal Proceedings for information on class action lawsuits filed in response to these amendments.) We also discontinued participation in our defined benefit pension plan for non-union U.S. employees hired after September 30, 2005 and replaced it with additional defined contributions to the company savings plan.

The effect of these and other factors on our financial performance in 2005 is discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Business Strategies

We are a global supplier of a broad range of integrated systems, modules and components for use in commercial, specialty and light vehicles worldwide and we have developed market positions as a leader in most of our served markets. We are working to enhance our leadership positions and capitalize on our existing customer, product and geographic strengths, and to increase sales, earnings and profitability. To achieve these goals, we are working to: (a) rationalize our operations by eliminating excess capacity, (b) refocus our business by evaluating our product portfolio to identify our core competencies, and (c) regenerate and grow the businesses that offer attractive returns.

Several significant factors and trends in the automotive industry present opportunities and challenges to industry suppliers and influence our business strategies. These factors and trends include the cyclicality of the industry; consolidation and globalization of OEMs and their suppliers; increased outsourcing by OEMs; increased demand for modules and systems by OEMs; pricing pressures from OEMs that could negatively impact suppliers’ earnings even when sales volumes are increasing; the rising cost of raw materials, primarily steel and energy; and an increasing emphasis on engineering and technology. Our specific business strategies, described below, are influenced by these industry factors and trends and are focused on leveraging our resources to create a competitive cost structure.

Minimize the Risks of Cyclicality Through Business Diversity. The automotive industry is cyclical in nature and subject to periodic fluctuations in demand for vehicles. This in turn results in fluctuation in demand for our products. We seek to diversify our business in order to mitigate the effects of market downturns and better accommodate the changing needs of OEMs. We strive to maintain diversity in three areas:

•	Products. We manufacture and sell a wide range of products in various segments of the automotive market. For fiscal year 2005, our annual sales from continuing operations include $4.85 billion for LVS and $4.05 billion for CVS.

•	Customers. A diverse customer base helps to mitigate market fluctuations. We have a large customer base comprised of most major vehicle producers.

•	Global Presence. Cycles in the major geographic markets of the automotive industry are not necessarily concurrent or related. We seek to maintain a strong global presence and to expand our global operations to mitigate the effect of periodic fluctuations in demand in one or more geographic areas. A strong global presence also helps to meet the global sourcing needs of our customers.

Focus on Organic Growth While Reviewing Strategic Opportunities. Our goal is to grow businesses that offer attractive returns and are core to our operations. We have identified the areas of our core business that we believe have the most potential for leveraging into other products and markets, and we are focusing our resources on these areas. We also seek to take advantage of opportunities for operating synergies and cross selling of products between our light vehicle and commercial vehicle businesses. For example, CVS continues to adapt products and technologies, originally developed by the LVS emissions technologies business unit, in the development of emissions control products for its commercial vehicle customers. See “Products — Commercial Vehicle Systems — Undercarriage and

Drivetrain Systems — Emissions Systems” below. In addition, we are exploring opportunities to apply our CVS drivetrain expertise in the development of undercarriage component systems for our LVS customers.

We also consider strategic opportunities that could enhance the company’s growth. Automotive suppliers continue to consolidate into larger, more efficient and more capable companies and collaborate with each other in an effort to better serve the global needs of their OEM customers. We regularly evaluate various strategic and business development opportunities, including licensing agreements, marketing arrangements, joint ventures, acquisitions and dispositions. We remain committed to selectively pursuing alliances and acquisitions that would allow us to leverage our capabilities, gain access to new customers and technologies, enter new product markets and implement our business strategies. We also continue to review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. See “Strategic Initiatives” and “Joint Ventures” below for information on recent activities in these areas.

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

Management believes that the strategy of continuing to introduce new and improved systems and technologies will be an important factor in our efforts to achieve our growth objectives. We will draw upon the engineering resources of our Technical Centers in Detroit, Michigan; Columbus, Indiana; and Augsburg, Germany, and our engineering centers of expertise in the United States, Brazil, Canada, France, Germany, India and the United Kingdom. See “Research and Development” below.

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

To address safety, our LVS group designs its aperture systems with stronger materials, creates designs that enhance the vehicle’s crashworthiness and develops undercarriage systems that offer improved ride and vehicle control dynamics. Our CVS group is focusing on the integration of braking and stability products and suspension products, as well as the development of electronic control capabilities. CVS, through its Meritor WABCO joint venture, is also developing braking systems technology to improve braking performance and reduce stopping distances for commercial motor vehicles.

With respect to emissions regulations, LVS is an industry leader in emissions technologies that improve fuel economy and reduce air pollutants, while CVS is leveraging our expertise in light vehicle emissions technologies to bring products to the commercial vehicle market. Looking forward, we will continue to seek to develop products that will permit us to assist customers in meeting new and more stringent emissions requirements that will be phased in over the next several years in our North America, European and Asia/Pacific markets.

We believe these more stringent emissions regulations will result in continued growth in Europe, and potential growth in North America, of diesel engines. Diesel engines today have the advantage of improved fuel economy, better performance and improving emissions levels. Through a German subsidiary, LVS began production in 2004 under contracts to provide diesel emissions systems to light vehicle OEMs in Europe. Approximately 49% of all new vehicles in Europe are sold with diesel engine powertrains.

Strengthen our Presence in Emerging Global Markets. Geographic expansion to meet the global sourcing needs of customers and to address new markets is an important element of our growth strategy. ArvinMeritor currently has joint ventures and wholly-owned subsidiaries in China and India and participates in programs to support customers as they establish and expand operations in those markets. We also have wholly-owned operations and regional joint ventures in South America, a market with potential for significant growth.

Drive a Continuous Improvement Culture Focused on Return on Capital. The ArvinMeritor Performance System (AMPS) is a continuous improvement initiative that guides our philosophy for achieving operational excellence, eliminating waste, improving quality and earning customer loyalty. Throughout the company, continuous improvement teams work to achieve significant cost savings, increase productivity and efficiency and streamline operations. They focus on eliminating non-value-added tasks, reducing lead and cycle times and improving customer service.

A continuous improvement culture is important to our business operations and to maintaining and improving our earnings. Process improvement initiatives are required to achieve our goals with respect to return on invested capital (defined as net income plus minority interest plus tax effected interest, divided by total debt plus equity plus minority interest liability) (“ROIC”). We believe that ROIC is a key performance measure, and that our focus on ROIC will help us achieve higher margins, strong cash flow and debt reduction.

Products

ArvinMeritor designs, develops, manufactures, markets, distributes, sells, services and supports a broad range of products for use in commercial, specialty and light vehicles. In addition to sales of original equipment systems and components, we provide our products to OEMs, dealers, distributors, fleets and other end-users in certain aftermarkets.

The following chart sets forth operating segment sales as a percentage of total sales for continuing operations by product for each of the three fiscal years ended September 30, 2005. A narrative description of the principal products of the two operating segments that comprise our continuing operations, as well as the principal products of our discontinued operations (LVA), follows the chart.

	Fiscal Year Ended September 30,
	2005	2004	2003
LVS:
Emissions Technologies (1)	29%	33%	35%
Aperture Systems	15%	18%	18%
Undercarriage Systems	10%	9%	11%
Total LVS	54%	60%	64%

CVS:
Undercarriage and Drivetrain Systems	40%	34%	29%
Specialty Products (2)	6%	6%	7%
Total CVS	46%	40%	36%
Total	100%	100%	100%

(1)	Prior to January 2003, we owned a minority interest in Zeuna Stärker & Co. KG (“Zeuna Stärker”), a German emissions systems company. At that time, we acquired the remaining interest in Zeuna Stärker, and its sales are included in LVS Emissions Technologies for fiscal years 2005 and 2004 and for the last three quarters of fiscal year 2003.

(2)	In December 2002, we sold our off-highway planetary axle business. Sales from these products are included in CVS Specialty Products for the first quarter of fiscal year 2003.

Light Vehicle Systems

Emissions Technologies

We are a leading global supplier of a complete line of exhaust systems and exhaust system components, including mufflers, exhaust pipes, catalytic converters, diesel particulate filters and exhaust manifolds. We sell these products to OEMs primarily as original equipment, while also supporting manufacturers’ needs for replacement parts and dealers’ needs for service parts. We participate in this business both directly and through joint ventures and affiliates. These alliances include our 50% interest in Arvin Sango Inc., an exhaust joint venture based in North America.

See “Business Strategies — Enhance Core Products to Address Safety and Environmental Issues” above for information on the importance of diesel technology to LVS strategies for future growth.

Aperture Systems

Roof Systems. ArvinMeritor is one of the world’s leading independent suppliers of sunroofs and roof systems products for use in passenger cars, light trucks and sport utility vehicles, including our Golde® brand sunroofs. We make complete roofs, some of which incorporate sunroofs, that provide OEMs with cost savings by reducing assembly time and parts. Our roof system manufacturing facilities are located in North America and Europe.

Door Systems. We are a leading supplier of integrated door modules and systems, including manual and power window regulators and latch systems. Our power and manual door system products utilize numerous technologies, including our own electric motors with electronic function capabilities, including anti-squeeze technologies, which are custom designed for individual applications to maximize operating efficiency and reduce noise levels. We manufacture window regulators at plants in North and South America, Europe and the Asia/Pacific region for light vehicle and heavy-duty commercial vehicle OEMs.

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

Commercial Vehicle Systems

Undercarriage and Drivetrain Systems

Truck Axles. We are one of the world’s leading independent suppliers of axles for medium- and heavy-duty commercial vehicles, with axle manufacturing facilities located in North America, South America, Europe and the Asia/Pacific region. Our extensive truck axle product line includes a wide range of drive and non-drive front steer axles and single and tandem rear drive axles, which can include driver-controlled differential lock for extra traction, aluminum carriers to reduce weight and pressurized filtered lubrication systems for longer life. Our front steer and rear drive axles can be equipped with our cam, wedge or disc brakes, automatic slack adjusters and anti-lock braking systems.

Drivelines and Other Products. We also supply universal joints and driveline components, including our PermalubeTM universal joint and PermalubeTM driveline, which are low maintenance, permanently lubricated designs used in the high mileage on-highway market.

Suspension Systems and Trailer Products. We are one of the world’s leading manufacturers of heavy-duty trailer axles, with leadership positions in North America and in Europe. Our trailer axles are available in over 40 models in capacities from 20,000 to 30,000 pounds for virtually all heavy trailer applications and are available with our broad range of brake products, including ABS. In addition, we supply trailer air suspension systems and products for which we have strong market positions in Europe and an increasing market presence in North America.

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

Federal regulations require that new heavy- and medium-duty vehicles sold in the United States be equipped with anti-lock braking systems (“ABS”). Our 50%-owned joint venture with WABCO Automotive Products (“WABCO”), a wholly-owned subsidiary of American Standard Inc., is the leading supplier of ABS and a supplier of other electronic and pneumatic control systems for North American heavy-duty commercial vehicles. The joint venture also supplies hydraulic ABS to the North American medium-duty truck market and produces stability control systems for tractors and trailers, which are designed to help maintain vehicle stability and aid in reducing tractor-trailer rollovers.

Transmissions. In the second quarter of fiscal year 2004, we dissolved our 50%-owned joint venture with ZF Friedrichshafen AG (“ZF”), which produced transmission components and systems for heavy vehicle OEMs and the aftermarket in the United States, Canada and Mexico. The joint venture was replaced by a marketing arrangement that allows us to provide the redesigned FreedomLineTM, a fully automated mechanical truck transmission without a clutch pedal, to our customers. This transmission product line enables us to supply a complete drivetrain system to heavy-duty commercial vehicle manufacturers in North America.

Emissions Systems. CVS has adapted products and applications from the LVS emissions technologies business unit and introduced new technologies to develop a portfolio of technologically advanced emissions control products and applications to address increasingly stringent regulatory standards for diesel particulate matter and nitrogen oxide (NOx) emissions in commercial vehicles. To date, we have nine contracts related to these products and applications, which include:

•	Diesel Oxidation Catalysts — capable of removing up to 90% of hydrocarbon and carbon monoxide emissions and 30% of particulate matter. This technology is available currently.

•	Thermal Regenerator — on demand, active regeneration technology that offers a safe and effective way to remove diesel particulate matter, using diesel fuel as a heat source, without the use of a catalytic coating or precious metals. This technology is expected to be released for OEM use in 2006, in preparation for the EPA’s 2007 particulate matter emission standards.

•	Catalyzed Diesel Particulate Filter — a filter that traps the diesel particulate matter from the exhaust and prevents it from reaching the atmosphere. It is expected to be available in 2007 to meet the new 2007 U.S. regulations.

•	Selective Catalytic Reduction (SCR) System — a compact, low-weight option to effectively reduce NOx emissions to the levels required to meet 2006 and 2008 European standards. The system also achieves reduction of diesel particulate matter and allows the engine to operate in ways that could maximize fuel economy.

•	Plasmatron (Plasma Fuel Reformer) — a system that creates a hydrogen-rich gas from any hydrocarbon fuel source, which enables more efficient control of NOx from diesel engine exhaust, through effective regeneration of “NOx adsorbers” or “lean NOx traps.” This technology could be less sensitive to sulfur contamination and could use less fuel than conventional regeneration and consume minimal power. This technology, which is expected to be available for production in 2010, also has potential for future applications in gasoline combustion engines.

Specialty Products

Off-Highway Vehicle Products. In fiscal year 2005, we supplied brakes in North America, South America, Europe and the Asia/Pacific region, and heavy-duty axles and drivelines in the Asia/Pacific region, for use in numerous off-highway vehicle applications, including construction, material handling, agriculture, mining and forestry. These products are designed to tolerate high tonnages and operate under extreme conditions. We sold the off-highway brakes business in the first quarter of fiscal year 2006 (see “Strategic Initiatives” below).

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

Light Vehicle Aftermarket

The principal LVA products include mufflers; exhaust and tail pipes; catalytic converters; shock absorbers; struts; gas lift supports and vacuum actuators; and automotive oil, air, and fuel filters. These products are sold under the brand names Arvin® (mufflers); Gabriel® (shock absorbers); and Purolator® (filters). LVA also markets products under private label to customers such as CARQUEST, NAPA and AC Delco (ride control) and Motorcraft, Quaker State, Shell and Mobil (filters).

Customers; Sales and Marketing

ArvinMeritor’s operating segments have numerous customers worldwide and have developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 74% of our total sales from continuing operations in fiscal year 2005.

Original Equipment. Both LVS and CVS market and sell products principally to OEMs. In North America, CVS also markets truck and trailer products directly to dealers, fleets and other end-users, which may designate the components and systems of a particular supplier for installation in the vehicles they purchase from OEMs.

Consistent with industry practice, LVS and CVS make most of their sales to OEMs through open purchase orders, which do not require the purchase of a minimum number of products. The customer typically may cancel these purchase orders on reasonable notice. LVS and CVS also sell products to certain customers under long-term arrangements that require us to provide annual cost reductions (through price reductions or other cost benefits for the OEMs). If we are unable to generate sufficient cost savings in the future to offset such price reductions, our gross margins will be adversely affected (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below).

Both LVS and CVS are dependent upon large OEM customers with substantial bargaining power with respect to price and other commercial terms. Although we believe that our businesses generally enjoy good relations with our OEM customers, loss of all or a substantial portion of sales to any of our large volume customers for whatever reason (including, but not limited to, loss of market share by these customers, loss of contracts, reduced or delayed customer requirements, plant shutdowns, strikes or other work stoppages affecting production by such customers), or continued reduction of prices to these customers, could have a significant adverse effect on our financial results. During fiscal year 2005, DaimlerChrysler AG (which owns Chrysler, Mercedes-Benz AG and Freightliner Corporation), a significant customer of LVS and CVS, accounted for approximately 21% of our total sales from continuing operations. In addition, sales to General Motors Corporation accounted for approximately 10% and sales to Volkswagen accounted for approximately 10% of our total sales from continuing operations. No other customer accounted for 10% or more of our total sales from continuing operations in fiscal year 2005. These sales include pass-through components that are acquired and incorporated into our systems or modules at the customer’s request.

In fiscal year 2005, we were adversely impacted by the weakening financial strength of certain of our customers, which resulted in several customers’ filing for protection under bankruptcy and administration laws. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and — Results of Operations.

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

Competition

Each of ArvinMeritor’s businesses operates in a highly competitive environment. LVS and CVS compete worldwide with a number of North American and international providers of components and systems, some of which belong to, or are associated with, some of our customers. Some of these competitors are larger and some are smaller than the company in terms of resources and market shares. The principal competitive factors are price, quality, service, product performance, design and engineering capabilities, new product innovation and timely delivery. LVS has numerous competitors across its various product lines worldwide, including Tenneco, Faurecia, Eberspaecher and Benteler (emissions technologies); Webasto, Inalfa and Aisin (roof systems); Brose, Intier, Kiekert AG, Valeo, Aisin and Grupo Antolin (door and access control systems); Tenneco Automotive, ZF, Thyssen-Krupp, Benteler and TRW (suspension modules); Thyssen-Krupp, NHK Spring, Rassini, Mubea and Sogefi (suspension systems); Kayaba Industries, Inc. (“Kayaba”), Tenneco Automotive and Sachs (ride control systems); and Hayes-Lemmerz, Topy, Accuride and CMW (wheel products). The major competitors of CVS are Dana Corporation (“Dana”) (truck axles and drivelines); Knorr/Bremse, Haldex and Dana (braking systems); Hendrickson and Neway (suspension systems); Hendrickson and Dana (trailer products); and Eaton Corporation (transmissions). In addition, certain OEMs manufacture for their own use products of the types we supply, and any future increase in this activity could displace LVS and CVS sales.

LVA competes with both OEMs and independent suppliers in North America and Europe and serves the market through our own sales force, as well as through a network of manufacturers’ representatives. Major competitors include Tenneco Automotive, Goerlich’s, Bosal, Flowmaster, Sebring and Remus (exhaust products); Tenneco Automotive, Kayaba and Sachs (ride control products); Stabilus and Suspa (motion control products); and Champion Laboratories, Honeywell, Dana, Mann & Hummel, Sogefi Filtration and Mahle (filtration products). Competitive factors include customer loyalty, competitive pricing, customized service, quality, product availability, timely delivery, product development and manufacturing process efficiency.

Raw Materials and Supplies

Prices of raw materials, primarily steel, for our business segments’ manufacturing needs negatively impacted our operating income in fiscal year 2005. In addition, we concentrate our purchases of certain raw materials and parts over a limited number of suppliers, some of which are located in developing countries, and we are dependent upon the ability of our suppliers to meet performance and quality specifications and delivery schedules. The loss of a significant supplier or the inability of a supplier to meet performance and quality specifications or delivery schedules could have an adverse effect on us.

Beginning in the second half of fiscal year 2002, we, along with the automotive industry globally, experienced rising steel prices and spot shortages of certain steel products. Although availability of steel has improved and we have had some success in recovering a portion of higher steel prices from our customers, increased steel costs, net of recoveries, negatively impacted our financial results in fiscal year 2005. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for further information on the effect of these factors on our financial results. While we believe that steel prices are beginning to moderate, we cannot predict the availability or price of steel in fiscal year 2006 and beyond. We are taking actions to mitigate the effects of steel prices, including alternative sourcing of materials or components, consolidating and selling scrap from our facilities, re-engineering our products to be less dependent on steel, and negotiating with customers to recover some of the increased costs. However, if supplies are inadequate for our needs, or if prices remain at current levels or increase and we are unable to either pass these prices to our customer base or otherwise mitigate the costs, our sales and operating income could continue to be adversely affected.

Some companies in the automotive industry experienced weakening financial strength in fiscal year 2005 that resulted for some in filing for protection under bankruptcy laws. If the weakened financial condition of a significant supplier, or any related labor issues or work stoppages, were to cause a significant disruption in the supply of parts to our facilities, it could have an adverse effect on us. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.

Strategic Initiatives

As part of our strategy to rationalize and refocus our business, we regularly review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. As part of our strategy to regenerate our profitable businesses, we regularly consider various strategic and business opportunities, including licensing agreements, marketing arrangements and acquisitions.

We believe that the industry in which we operate could experience significant further consolidation among suppliers. This trend is due in part to globalization and increased outsourcing of product engineering and manufacturing by OEMs, and in part to OEMs reducing the total number of their suppliers by more frequently awarding long-term, sole- source or preferred supplier contracts to the most capable global suppliers. Scale is an important competitive factor, with the largest industry participants able to maximize key resources and contain costs.

We completed the following strategic initiatives since the beginning of fiscal year 2005 (see Notes 3 and 5 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below):

•	In the first quarter of fiscal year 2005, we sold Roll Coater, Inc., a wholly-owned subsidiary that constituted our coil coating operations. The transaction, which was part of our strategy to divest non-core businesses, was structured as a stock sale and included five facilities.

•	In the first quarter of fiscal year 2005, we sold our LVS automotive stamping and components manufacturing facility in Columbus, Indiana.

•	In the first quarter of fiscal year 2006, we sold certain assets of our CVS off-highway brakes business.

In October 2004, we announced our intention to divest the LVA business segment. We believe the divestiture will enable the company to focus more resources on our core competencies and thereby better support our OEM customers. We expect to complete the divestiture of LVA in fiscal year 2006. LVA is reported in our financial statements as discontinued operations. See Note 3 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

In fiscal year 2005, we announced restructuring plans with respect to continuing operations to eliminate approximately 700–800 salaried positions and 1,550 hourly positions and to consolidate, downsize, close or sell 11 global facilities, primarily in the LVS segment. These actions are intended to align capacity with industry conditions, utilize assets more efficiently, improve operations and lower costs. Estimated total costs of $135 million include employee severance and other exit costs, as well as asset impairments. We recorded restructuring costs of $101 million related to these actions in fiscal year 2005 and expect the remainder of the costs to be recorded by December 2006. In fiscal year 2005 we also recorded restructuring charges of (i) $16 million in the LVS segment for severance and other employee termination costs (20 salaried and 355 hourly employees) and other costs related to the closure of a Sheffield, England stabilizer bar facility, consolidation of two facilities in Brazil and a reduction in workforce in our operations in Spain, and (ii) $4 million in the CVS segment, relating to severance and other termination benefits (20 employees) as a result of integration of two consolidated joint ventures with AB Volvo. See Note 4 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

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

Joint Ventures

As the automotive industry has become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. As of September 30, 2005, our continuing operations participated in 26 joint ventures with interests in the United States, Brazil, Canada, China, the Czech Republic, France, Germany, India, Italy, Korea, Mexico, Turkey and the United Kingdom. At that date, our discontinued operations participated in two joint ventures with interests in India, Venezuela and Colombia.

In accordance with accounting principles generally accepted in the United States, our consolidated financial statements include the operating results of those majority-owned joint ventures in which we have control. Significant consolidated joint ventures include our 57%-owned North American joint venture with Mitsubishi Steel Manufacturing Co. (suspension products for passenger cars, light trucks and sport utility vehicles). Significant unconsolidated joint ventures include our 50%-owned North American joint venture with WABCO (ABS systems for heavy-duty commercial vehicles) and our 50% interest in Arvin Sango Inc. (emissions technologies) in the United States (see Note 12 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below).

Since the beginning of fiscal year 2005, we completed the following significant initiatives with respect to our joint ventures:

•	In the first quarter of fiscal year 2005, we entered into two 51%-owned joint ventures with AB Volvo to produce commercial vehicle drive axles. The joint ventures will manufacture axles at a facility in France and supply them to AB Volvo under the terms of a new supply agreement. We have an option to purchase the remaining interest in one of the joint ventures beginning in 2008.

•	In the third quarter of fiscal year 2005, we formed a 60%-owned joint venture with First Auto Works Sihuan Axle Brake Group in China. The joint venture expects to establish a new facility in the Changchun area to manufacture brakes for the domestic market and for export.

•	In the fourth quarter of fiscal year 2005, we formed a 50%-owned joint venture with DongWon Precision Industrial Co. Ltd. to supply diesel particulate filters to OEMs in Korea.

Research and Development

We have significant research, development, engineering and product design capabilities. We spent $175 million in fiscal year 2005, $156 million in fiscal year 2004 and $160 million in fiscal year 2003 on company-sponsored research, development and engineering. At September 30, 2005, we employed approximately 1,630 professional engineers and scientists.

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

Our registered trademarks ArvinMeritor®, Arvin® and Meritor® are important to our business. Other significant trademarks owned by us include Purolator® (filters) with respect to LVA; FumagalliTM (wheels), Zeuna Stärker® (emissions systems) and Golde® (sunroofs) with respect to LVS; and RORTM (trailer axles) with respect to CVS. In connection with the 1997 spin-off of Meritor’s common stock to the shareowners of Rockwell International

Corporation (now Rockwell Automation, Inc., and referred to in this Annual Report on Form 10-K as “Rockwell”) and the transfer of Rockwell’s automotive businesses to Meritor, Meritor entered into an agreement that allows us to continue to apply the “Rockwell” brand name to our products until September 30, 2007.

Employees

At September 30, 2005, we had approximately 29,000 full-time employees. At that date, approximately 4,300 employees in the United States and Canada were covered by collective bargaining agreements and most of our facilities outside of the United States and Canada were unionized. We believe our relationship with unionized employees is satisfactory. No significant work stoppages have occurred in the past five years.

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

We have been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined. Management estimates the total reasonably possible costs we could incur for the remediation of Superfund sites as of September 30, 2005, to be approximately $28 million, of which $11 million is recorded as a liability. During fiscal year 2005, we recorded environmental remediation costs of $6 million resulting from a revised estimate to remediate a former Rockwell facility that was sold in 1990.

In addition to Superfund sites, various other lawsuits, claims and proceedings have been asserted against us, alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs we could incur as of September 30, 2005, to be approximately $52 million, of which $13 million is recorded as a liability.

See Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information on the changes in environmental accruals during fiscal year 2005.

The process of estimating environmental liabilities is complex and dependent on physical and scientific data at the site, uncertainties as to remedies and technologies to be used, and the outcome of discussions with regulatory agencies. The actual amount of costs or damages for which we may be held responsible could materially exceed the foregoing estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation and other factors that make it difficult to predict actual costs accurately. However, based on management’s assessment, after consulting with Vernon G. Baker, II, Esq., General Counsel of ArvinMeritor, and with outside advisors who specialize in environmental matters, and subject to the difficulties inherent in estimating these future costs, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business, financial condition or results of operations. In addition, in future periods, new laws and regulations, changes in remediation plans, advances in technology and additional information about the ultimate clean-up remedy could significantly change our estimates. Management cannot assess the possible effect of compliance with future requirements.

International Operations

Approximately 49% of our total assets related to continuing operations as of September 30, 2005 and 49% of fiscal year 2005 sales from continuing operations were outside North America. See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for financial information by geographic area for the three fiscal years ended September 30, 2005.

Our international operations are subject to a number of risks inherent in operating abroad, including, but not limited to:

•	risks with respect to currency exchange rate fluctuations;

•	local economic and political conditions;

•	disruptions of capital and trading markets;

•	possible terrorist attacks or acts of aggression that could affect vehicle production or the availability of raw materials or supplies;

•	restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);

•	changes in legal or regulatory requirements;

•	import or export licensing requirements;

•	limitations on the repatriation of funds;

•	difficulty in obtaining distribution and support;

•	nationalization;

•	the laws and policies of the United States affecting trade, foreign investment and loans;

•	tax laws; and

•	labor disruptions.

There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

Our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We have implemented a foreign currency cash flow hedging program to help reduce the company’s exposure to changes in exchange rates. We use foreign currency forward contracts to manage the company’s exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. The contracts generally mature within 12 months. It is our policy not to enter into derivative financial instruments for speculative purposes and, therefore, we hold no derivative instruments for trading purposes. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk and Note 16 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

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

The following table sets forth vehicle production in principal markets served by LVS and CVS for the last five fiscal years:

	Year Ended September 30,
	2005	2004	2003	2002	2001
Light Vehicles (in millions):
North America	15.6	15.9	16.0	16.3	15.6
South America	2.7	2.3	2.0	1.9	2.2
Western Europe (including Czech Republic)	16.4	16.9	16.7	16.5	16.9
Asia/Pacific	22.5	20.9	18.9	17.3	16.9
Commercial Vehicles (in thousands):
North America, Heavy-Duty Trucks	324	235	164	169	150
North America, Medium-Duty Trucks	208	172	141	133	144
United States and Canada, Trailers	327	284	213	145	208
Western Europe, Heavy- and Medium-Duty Trucks	421	376	364	363	386
Western Europe, Trailers	115	109	98	101	110

Source: Automotive industry publications and management estimates.

We anticipate the North American heavy-duty truck market to decrease approximately 6% in fiscal year 2006, with production at an estimated 305,000 units. In Western Europe, we expect production of heavy- and medium-duty trucks to remain at approximately 421,000 units. Our most recent outlook shows North American and Western European light vehicle production to be 15.6 million and 16.4 million vehicles, respectively, during fiscal year 2006. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview and — Results of Operations below for information on the effects of recent market cycles on our sales and earnings.

Available Information

We make available free of charge through our web site (www.arvinmeritor.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed.

Cautionary Statement

This Annual Report on Form 10-K contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); availability and cost of raw materials, including steel; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of the company’s suppliers and customers, including potential bankruptcies; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; competitive product and pricing pressures; the amount of the company’s debt; the ability of the company to access capital markets; credit ratings of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of this Annual Report on Form 10-K: Item 1. Business, “Certain Risk Factors”; “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Strategic Initiatives”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 3. Legal Proceedings; and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Item 2.    Properties.

At September 30, 2005, our operating segments and discontinued operations (LVA) and joint ventures had the following facilities in the United States, Europe, South America, Canada, Mexico, Australia, South Africa and the Asia/Pacific region:

	Manufacturing Facilities	Engineering Facilities, Sales Offices, Warehouses and Service Centers
LVS	73	16
CVS	34	30
LVA	13	7
Other	1	4
	121	57

These facilities had an aggregate floor space of approximately 27.4 million square feet, substantially all of which is in use. We owned approximately 74% and leased approximately 26% of this floor space. There are no major encumbrances (other than financing arrangements that in the aggregate are not material) on any of our plants or equipment. In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2005, is as follows:

	Owned Facilities				Leased Facilities
Location	LVS	CVS	LVA	Other	LVS	CVS	LVA	Other	Total
	(in thousands of square feet)
United States	3,456	3,869	1,866	595	951	1,128	601	44	12,510
Canada	454	413	—	—	88	173	34	—	1,162
Europe	2,633	3,223	1,167	—	2,198	196	497	—	9,914
Asia/Pacific	287	471	—	—	249	780	100	—	1,887
Latin America	692	834	108	—	62	—	—	—	1,696
Africa	237	—	—	—	—	11	—	—	248
Total	7,759	8,810	3,141	595	3,548	2,288	1,232	44	27,417

Item 3.    Legal Proceedings

1. Maremont Corporation (“Maremont”), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 61,700 and 74,000 pending asbestos-related claims at September 30, 2005 and 2004, respectively. The decrease in pending claims since September 30, 2004 is primarily due to the settlement of 8,500 claims in one jurisdiction.

Although Maremont has been named in these cases, very few cases allege actual injury and, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Prior to February 2001, Maremont participated in the Center for Claims Resolution (“CCR”) and shared with other CCR members in the payments of defense and indemnity costs for asbestos-related claims. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 2001, when it was reorganized and discontinued negotiating shared settlements. Since that time, Maremont has handled asbestos-related claims through its own defense counsel and has taken a more aggressive defensive approach that involves examining the merits of each asbestos-related claim. Although we expect legal defense costs to continue at higher levels than when Maremont participated in the CCR, we believe our litigation strategy has reduced the average indemnity cost per claim.

Pending and Future Claims: At the end of fiscal year 2004 and through the third quarter of fiscal year 2005, Maremont established reserves for pending asbestos-related claims that reflected internal estimates of its defense and indemnity costs. These estimates were based on the history and nature of filed claims to date and Maremont’s experience with historical indemnity and litigation costs, using data from actual CCR settlements, experience in resolving claims since dissolution of the CCR, and Maremont’s assessment of the nature of pending claims. Maremont did not accrue reserves for its potential liability for asbestos-related claims that may be asserted against it in the future because it did not have sufficient information to make a reasonable estimate of these unknown claims.

In the fourth quarter of fiscal year 2005, Maremont engaged Bates White LLC (“Bates White”), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining whether it would be possible to estimate the cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont, as well as the cost of Maremont’s share of committed but unpaid settlements entered into by the CCR. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised Maremont that it would be able to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims based on historical data and certain assumptions with respect to events that occur in the future.

The resulting study by Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next three to four years of $36 million to $55 million. After consultation with Bates White, Maremont determined the most likely and probable liability for pending and future claims over the next four years is $50 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont (see Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for a description of the assumptions included in the Bates White study). The significant reduction in the liability since September 30, 2004 is a result of both an overall reduction in pending claims and the results of the study by Bates White, which estimates a value for pending and future claims that are expected to be settled. Maremont had previously estimated a settlement value on all pending claims.

Shortfall: Maremont is also subject to claims for payment of a portion of claims against several former members of the CCR that have filed for bankruptcy protection, and have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached on their behalf by the CCR. These defaulted member shares are referred to as “shortfall.” In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of Maremont’s obligations for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue.

Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. The recorded asbestos-related insurance receivable incorporates historical information with respect to buy-outs and settlements of coverage and excludes any policies in dispute.

At September 30, 2005, Maremont had established reserves of $54 million relating to these potential asbestos-related liabilities and corresponding asbestos-related recoveries of $35 million. The difference between the estimated liability and insurance receivable is related to proceeds received from settled insurance policies and liabilities for shortfall and other. Certain insurance policies have been settled in cash prior to the ultimate settlement of related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded. In fiscal year 2005, the company received $12 million associated with the settlement of certain insurance policies. (See Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.)

The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities for asbestos-related claims are subject to considerable uncertainty because such liabilities are influenced by variables that are difficult to predict. The future litigation environment for Maremont could change significantly from its past experience, due, for example, to changes in the mix of claims filed against Maremont in terms of plaintiffs’ law firm, jurisdiction and disease; legislative or regulatory developments; Maremont’s approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers and the continuing solvency of various insurance companies. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of Maremont’s liability for asbestos-related claims, and the effect on ArvinMeritor, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial position and results of operations.

2. ArvinMeritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred to the company at the time of the spin-off of the automotive business to Meritor from Rockwell in 1997. Currently there are thousands of claimants in lawsuits that name us, together with many other companies, as defendants. However, we do not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liability. A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will never identify any of Rockwell’s products. For those claimants who do show that they worked with Rockwell’s products, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the products involved, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend these cases vigorously. Historically, ArvinMeritor has been dismissed from the vast majority of these claims with no payment to claimants.

Rockwell maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. We have initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, we expect to recover the majority of defense and indemnity costs we have incurred to date, over and above self-insured retentions, and a substantial portion of the costs for defending asbestos claims going forward. The uncertainties of asbestos claim litigation and resolution of the litigation with our insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending these asbestos claims, we do not believe these lawsuits will have a material adverse effect on our financial condition.

ArvinMeritor has not established reserves for pending claims or for corresponding recoveries for Rockwell-legacy asbestos-related claims, and defense and indemnity costs related to these claims are expensed as incurred. Reserves have not been established because management cannot reasonably estimate the ultimate liabilities for these costs, primarily because we do not have a sufficient history of claims settlement and defense costs from which to develop reliable assumptions.

Rockwell was not a member of the CCR and handled its asbestos-related claims using its own litigation counsel. As a result, we do not have any additional potential liabilities for committed CCR settlements or shortfall (as described above) in connection with the Rockwell-legacy cases.

3. Three separate class action lawsuits were filed in the United States District Court for the Eastern District of Michigan in 2003 and 2004 against the company and Rockwell as a result of modifications made by the company to its retiree medical benefits. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Overview and — Critical Accounting Policies — Retiree Medical and Note 19 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information with respect to changes made to the company’s retiree medical benefits and the related accounting and financial impacts.) The lawsuits allege that the changes breach the terms of various collective bargaining agreements entered into with the United Auto Workers and the United Steel Workers at former facilities that have either been closed or sold and are located in Wisconsin, Pennsylvania, Indiana, Ohio, Kentucky, Illinois and Michigan. The complaints also allege a companion claim under the Employee Retirement Income Security Act of 1974 (ERISA) essentially restating the alleged collective bargaining breach claims and seeking to bring them under ERISA. Plaintiffs seek an injunction requiring the defendants to provide lifetime retiree health care benefits under the applicable collective bargaining agreements, plus costs and attorneys’ fees, as well as punitive and unspecified damages for mental distress and anguish. The company believes that it has meritorious defenses to these actions and plans to defend these suits vigorously.

4. See Item 1. Business, “Environmental Matters” for information relating to environmental proceedings.

5. Various other lawsuits, claims and proceedings have been or may be instituted or asserted against ArvinMeritor or our subsidiaries relating to the conduct of our business, including those pertaining to product liability, intellectual property, safety and health, and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to ArvinMeritor, management believes, after consulting with Vernon G. Baker, II, Esq., ArvinMeritor’s General Counsel, that the disposition of matters that are pending will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

Item 4A.    Executive Officers of the Registrant

The name, age, positions and offices held with ArvinMeritor and principal occupations and employment during the past five years of each of our executive officers as of October 31, 2005, are as follows:

Charles G. McClure, Jr., 52 — Chairman of the Board, Chief Executive Officer and President since August 2004. Chief Executive Officer of Federal-Mogul Corporation (automotive supplier) from July 2003 to July 2004; President and Chief Operating Officer of Federal-Mogul Corporation from January 2001 to July 2003; President and Chief Executive Officer of Detroit Diesel Corporation (automotive supplier) from 1997 to December 2000.

Vernon G. Baker, II, 52 — Senior Vice President and General Counsel since July 2000. Secretary from July 2000 to November 2001.

Brian P. Casey, 50 — Vice President and Treasurer since July 2003. Vice President, Global Systems of Lear Corporation (automotive supplier) from September 2002 to July 2003; Assistant Treasurer of Lear Corporation from June 2000 to September 2002.

Linda M. Cummins, 58 — Senior Vice President, Communications since July 2000.

William K. Daniel, 40 — Senior Vice President and President, Light Vehicle Aftermarket since July 2000.

Juan L. De La Riva, 61 — Senior Vice President and President, Light Vehicle Systems since August 2003. Senior Vice President, Corporate Development & Strategy, Engineering and Procurement from October 2001 to August 2003; Senior Vice President, Corporate Development and Strategy from July 2000 to October 2001.

James D. Donlon, III, 59 — Senior Vice President and Chief Financial Officer since April 2005. Senior Vice President and Chief Financial Officer of Kmart Corporation (retailer) from January 2004 to March 2005; Senior Vice President and Controller of the Chrysler Division of DaimlerChrysler Corporation (automotive) from 1998 to 2003.

Thomas A. Gosnell, 55 — Senior Vice President and President, Commercial Vehicle Systems since November 2000. Senior Vice President and President, Heavy Vehicle Systems Aftermarket Products from July 2000 to November 2000.

Perry L. Lipe, 59 — Senior Vice President and Chief Information Officer since July 2000.

Rakesh Sachdev, 49 — Senior Vice President, Corporate Strategy, since April 2005. Vice President and Controller from August 2003 to March 2005; Vice President and General Manager, Worldwide Braking Systems from December 2000 to July 2003; Vice President and General Manager, Worldwide Trailer Products from July 2000 to December 2000.

Ernest T. Whitus, 50 — Senior Vice President, Human Resources, since April 2001. Vice President, Human Resources-Commercial Vehicle Systems from July 2000 to April 2001.

Bonnie Wilkinson, 55 — Vice President and Secretary since November 2001. Assistant General Counsel from July 2000 to November 2001.

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

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters.

ArvinMeritor’s common stock, par value $1 per share (“Common Stock”), is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ARM.” On October 31, 2005, there were 29,047 shareowners of record of ArvinMeritor’s Common Stock.

The high and low sale prices per share of ArvinMeritor Common Stock for each quarter of fiscal years 2005 and 2004 were as follows:

	Fiscal Year 2005		Fiscal Year 2004
Quarter Ended	High	Low	High	Low
December 31	$22.83	$16.25	$23.97	$16.45
March 31	22.62	15.15	26.24	18.48
June 30	19.92	11.74	22.10	17.58
September 30	20.22	15.70	20.32	18.03

Quarterly cash dividends in the amount of $0.10 per share were declared and paid in each quarter of the last two fiscal years.

On January 7, 2005, the company issued 130,573 shares of Common Stock to two former executive officers in settlement of deferred share awards made to them in prior years under the company’s Incentive Compensation Plan. The issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

On February 26, 2005, the company issued 4,873 shares of Common Stock to a retiring non-employee director in settlement of restricted share units that were awarded to him in 2004 as an annual grant and in lieu of cash payment of quarterly retainer and meeting fees for board service under the 2004 Directors Stock Plan. On July 31, 2005, the company issued 6,900 shares of Common Stock to another retiring non-employee director of the company in settlement of restricted share units that had been awarded to him in 2004 and 2005 as annual grants under the 2004 Directors Stock Plan. In addition, effective October 1, 2005, the company issued 912 shares of Common Stock to a non-employee director of the company, pursuant to the terms of the 2004 Directors Stock Plan, in lieu of cash payment of quarterly retainer and meeting fees for board service. In each case, the issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on securities authorized for issuance under equity compensation plans.

Item 6.    Selected Financial Data.

The following sets forth selected consolidated financial data. The data should be read in conjunction with the information included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data below.

	Year Ended September 30,
SUMMARY OF OPERATIONS	2005	2004	2003	2002	2001
Sales
Light Vehicle Systems	$4,849	$4,818	$4,301	$3,541	$3,503
Commercial Vehicle Systems	4,054	3,215	2,422	2,249	2,199
Total	$8,903	$8,033	$6,723	$5,790	$5,702

Income from Continuing Operations (1)	$33	$127	$100	$96	$5
Income (Loss) from Discontinued Operations (2)	(21)	(169)	37	53	30
Income (Loss) Before Cumulative Effect of Accounting Change	12	(42)	137	149	35
Cumulative Effect of Accounting Change, Net of Tax	—	—	(4)	(42)	—
Net Income (Loss)	$12	$(42)	$133	$107	$35

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations (1)	$0.48	$1.89	$1.50	$1.44	$0.08
Discontinued Operations (2)	(0.31)	(2.51)	0.55	0.80	0.45
Cumulative Effect of Accounting Change	—	—	(0.06)	(0.63)	—
Basic earnings (loss) per share	$0.17	$(0.62)	$1.99	$1.61	$0.53

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations (1)	$0.47	$1.85	$1.48	$1.43	$0.08
Discontinued Operations (2)	(0.30)	(2.46)	0.54	0.79	0.45
Cumulative Effect of Accounting Change	—	—	(0.06)	(0.63)	—
Diluted earnings (loss) per share	$0.17	$(0.61)	$1.96	$1.59	$0.53
Cash dividends per share	$0.40	$0.40	$0.40	$0.40	$0.76

FINANCIAL POSITION AT SEPTEMBER 30
Total assets	$5,870	$5,639	$5,448	$4,717	$4,408
Short-term debt	131	3	18	15	93
Long-term debt	1,451	1,487	1,541	1,473	1,370

(1)	Fiscal year 2005 income from continuing operations and related diluted earnings per share include restructuring charges of $117 million ($72 million after-tax, or $1.03 per share), charges associated with certain customer bankruptcies of $14 million ($9 million after-tax, or $0.13 per share), environmental charges of $7 million ($4 million after-tax, or $0.06 per share), and a gain on divestitures of $4 million ($3 million after-tax, or $0.04 per share). Fiscal year 2004 income from continuing operations and related diluted earnings per share include restructuring charges of $15 million ($11 million after-tax, or $0.16 per share), environmental remediation charges of $11 million ($8 million after-tax, or $0.12 per share), a withdrawn tender offer net charge of $9 million ($6 million after-tax, or $0.09 per share), and a gain on sale of a ride control joint venture of $20 million. Fiscal year 2003 income from continuing operations and related diluted earnings per share include restructuring charges of $20 million ($14 million after-tax, or $0.21 per share) and a gain on divestitures of $15 million ($11 million after-tax, or $0.15 per share). Fiscal year 2002 income from continuing operations and diluted earnings per share includes restructuring charges of $11 million ($8 million after-tax, or $0.13 per share). Fiscal year 2001 income from continuing operations and diluted earnings per share include restructuring charges of $67 million ($45 million after-tax, or $0.68 per share), an employee separation charge of $12 million ($8 million after-tax, or $0.12 per share), and an environmental charge of $5 million ($3 million after-tax, or $0.05 per share).

(2)	Fiscal year 2005 includes a non-cash impairment charge of $43 million ($28 million after-tax) to record certain North American LVA businesses at fair value. Fiscal year 2004 includes a non-cash goodwill impairment charge of $190 million ($2.77 per diluted share) in our LVA business.

Item 7.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

ArvinMeritor is a global supplier of a broad range of integrated systems, modules and components to the motor vehicle industry. The company serves light vehicle, commercial truck, trailer and specialty original equipment manufacturers and certain aftermarkets. Headquartered in Troy, Michigan, the company employs approximately 29,000 people at more than 120 manufacturing facilities in 25 countries. ArvinMeritor common stock is traded on the New York Stock Exchange under the ticker symbol ARM.

Our business continues to address a number of challenging industry-wide issues including:

•	Excess capacity;

•	High commodity prices, particularly steel and energy, including high oil prices;

•	Weakened financial strength of some original equipment manufacturers (OEM) and suppliers;

•	Changing production volumes at our OEM customers and changes in product mix in North America;

•	OEM pricing pressures; and

•	Currency exchange rate volatility.

In response to these issues, we continue to rationalize, restructure and refocus our businesses. During fiscal year 2005, we announced certain restructuring plans, including the elimination of salaried positions and the consolidation, downsizing, closure or sale of 11 underperforming facilities. These actions, which are primarily targeted at our Light Vehicle Systems (LVS) business segment, are intended to align capacity with industry conditions, utilize assets more efficiently, improve operations and lower costs. We expect the total estimated cost of these actions to be approximately $135 million, of which approximately $110 million will be cash costs. These estimated costs are comprised of the following:

•	Employee severance costs related to the reduction of approximately 400 to 500 salaried employees across the entire company;

•	Employee severance and facility shutdown costs associated with the closure, sale or consolidation of a number of LVS facilities, and the reduction of approximately 250 salaried and 1,350 hourly employees associated with these facilities. These headcount reductions are in addition to the 400 to 500 salaried employees noted above;

•	Employee severance and facility shutdown costs associated with the closure or consolidation of several Commercial Vehicle Systems (CVS) facilities, and the reduction of approximately 50 salaried and 200 hourly employees associated with these facilities. These headcount reductions are in addition to the 400 to 500 salaried employees noted above; and

•	Impairment of long-lived assets, primarily machinery and equipment associated with the closure or consolidation of these facilities.

We recorded restructuring costs of $101 million related to these actions during fiscal year 2005. These costs included $71 million of employee termination benefits, $26 million of asset impairment charges and $4 million of other costs associated with the closure of facilities. In accordance with accounting principles generally accepted in the United States, we expect the remainder of the restructuring costs to be recorded in the next 12 months.

In addition to these actions, in the first quarter of fiscal year 2005, we announced the closure of a Sheffield, England, stabilizer bar facility owned by our 57-percent owned consolidated joint venture, Meritor Suspensions Systems Company (MSSC). Total restructuring costs recorded in fiscal year 2005 related to this action were $9 million and primarily related to severance and asset impairments.

Despite the significant challenges that the entire automotive industry continues to face, our CVS business segment reported record sales. This was primarily due to higher production volumes at many of our CVS customers. When compared to the prior year, North American heavy-duty (commonly referred to as Class 8 trucks) increased approximately 38 percent, while Western European heavy and medium duty truck production volumes increased approximately 12 percent. Additionally, in the first quarter of fiscal year 2005, CVS formed two consolidated joint ventures in France with AB Volvo to manufacture and distribute axles. These joint ventures increased sales $226 million.

A summary of our results for fiscal year 2005 is as follows:

•	Sales were $8.9 billion, up 11 percent from fiscal year 2004. The increase in sales is primarily attributable to CVS.

•	Operating margins were 1.5 percent, down from 3.2 percent a year ago. Fiscal year 2005 operating income includes $117 million of restructuring costs, of which $101 million is associated with our fiscal year 2005 programs announced in May.

•	Diluted earnings per share from continuing operations were $0.47, compared to $1.85 per share in fiscal year 2004.

•	Diluted loss per share from discontinued operations was $0.30, compared to diluted loss per share of $2.46 in fiscal year 2004. Fiscal year 2005 included an impairment charge of $0.40 per diluted share and fiscal year 2004 included a goodwill impairment charge of $2.77 per diluted share.

•	Net income was $12 million or $0.17 per diluted share, compared to net loss of $42 million, or $0.61 per diluted share, last year.

During fiscal year 2005, the industries in which we operate continued to experience substantial increases in the cost of steel, a significant raw material we use to make our products. In fiscal year 2005, we experienced steel price increases, net of customer recoveries, of approximately $90 million compared to fiscal year 2004.

In addition to higher steel costs, intense competition, coupled with global excess capacity most notably in the light vehicle industry, has created pressure from our customers to reduce our selling prices. We continuously work to address these competitive challenges and offset price decreases by reducing costs, improving productivity and restructuring operations. Excluding higher net steel costs, the company’s cost reduction and productivity programs offset the impact of lower selling prices to our customers.

Also impacting our industry is the rising cost of pension and other post-retirement benefits. To partially address this issue, the company amended certain retiree medical plans in fiscal year 2004. These plan amendments will phase out the benefit currently provided by the company by fiscal year 2023. We expect these plan changes to reduce retiree medical expenses and benefit payments in the coming years. Including the impact of these amendments, retiree medical expenses in fiscal year 2005 were $32 million, down from $57 million in fiscal year 2004, and future annual benefit payments are expected to be reduced by $26 million by fiscal 2010. However, we expect pension expense to increase approximately $25 million in fiscal year 2006 as a result of the reduction in the discount rate used to measure the projected benefit obligation to 5.30 percent from 6.25 percent.

We previously announced our intention to divest our Light Vehicle Aftermarket (LVA) business segment. We believe divesting this business will enable us to concentrate better on our core competencies while strengthening our balance sheet. For financial accounting and reporting purposes, LVA is reported as discontinued operations for all periods presented. Due to evolving industry dynamics, the timing to complete the divestiture of LVA has extended into fiscal year 2006. In the fourth quarter of fiscal year 2005, management concluded that it is more likely that LVA’s North American businesses will be sold individually rather than as a whole. Although we do not believe this change in strategy materially impacts the aggregate expected value to be realized on the sale of the entire LVA business, it did require us, for accounting purposes, to evaluate fair value on an individual business basis rather than LVA North America as a whole. This resulted in a non-cash impairment charge of $43 million ($28 million after-tax, or $0.40 per diluted share) to record certain LVA businesses at fair value. Our previous strategy was to sell the LVA North American business as a whole. Accordingly, the company’s previous analysis of impairment was on the total North American business. This analysis indicated that the aggregate fair value of the North American LVA business, when taken as a whole, exceeded its carrying value.

In addition to the planned divestiture of LVA, we have completed other divestitures as part of our plan to rationalize operations and focus on core businesses. These divestitures include:

•	Certain assets of our CVS off-highway brake business in October 2005;

•	Our LVS Columbus, Indiana automotive stamping and components manufacturing business in December 2004;

•	Our coil coating business in November 2004;

•	Our commercial vehicle systems trailer beam fabrication facility in the third quarter of fiscal year 2004;

•	Our 75-percent shareholdings in AP Amortiguadores, S.A. (APA) in the second quarter of fiscal year 2004;

•	Net assets related to the manufacturing and distribution of CVS off-highway planetary axles in fiscal year 2003; and

•	Our LVS exhaust tube manufacturing facility in fiscal year 2003;

Cash used for operating activities before the impact of the accounts receivable securitization and factoring programs for fiscal year 2005 was $13 million, compared to $406 million of cash provided by operating activities before the impact of the accounts receivable securitization and factoring programs last fiscal year. The decrease in cash flow was largely driven by lower income and higher uses of cash for working capital, including higher cash restructuring costs. This was partially offset by lower pension and retiree medical contributions. In addition, fiscal year 2004 operating cash flow was favorably impacted by ArvinMeritor’s accounting calendar, which included 53 weeks compared to 52 weeks in fiscal year 2005.

Market Outlook

Historically, the company has experienced periodic fluctuations in demand for light, commercial and specialty vehicles and certain aftermarkets, most notably in our commercial vehicle markets in North America. Vehicle production in our principal markets for the last five fiscal years is shown below:

	Year Ended September 30,
	2005	2004	2003	2002	2001
Light Vehicles (in millions):
North America	15.6	15.9	16.0	16.3	15.6
South America	2.7	2.3	2.0	1.9	2.2
Western Europe (including Czech Republic)	16.4	16.9	16.7	16.5	16.9
Asia/Pacific	22.5	20.9	18.9	17.3	16.9
Commercial Vehicles (in thousands):
North America, Heavy-Duty Trucks	324	235	164	169	150
North America, Medium-Duty Trucks	208	172	141	133	144
United States and Canada, Trailers	327	284	213	145	208
Western Europe, Heavy- and Medium-Duty Trucks	421	376	364	363	386
Western Europe, Trailers	115	109	98	101	110

Source: Automotive industry publications and management estimates.

Our fiscal year 2006 outlook for light vehicle production is 15.6 million vehicles in North America and 16.4 million vehicles in Western Europe. We expect that North American heavy-duty truck production will decrease about 6 percent in fiscal year 2006 to an estimated 305,000 units. In Western Europe, we expect production of heavy- and medium- duty trucks to increase slightly to an estimated 421,000 units.

Company Outlook

We are beginning to see a moderating of steel price increases; however, we believe the price of steel will continue to challenge our industry in fiscal year 2006. We have taken actions to help mitigate this issue including finding new global steel sources, identifying alternative materials, finding ways to re-engineer our products to be less dependent on steel, consolidating and selling scrap from many of our facilities and negotiating with our customers to recover some of the increased costs. We continue to further consolidate and restructure our LVS businesses to address competitive challenges in the automotive supplier industry. In addition to the restructuring actions noted above, we continue to rationalize and refocus our core businesses, additional restructuring actions may be required.

Significant factors that could affect the company’s results in fiscal year 2006 include:

•	Our ability to recover steel, plastics and energy price increases from our customers;

•	Additional restructuring actions and the timing and recognition of restructuring charges;

•	Higher than planned price reductions to our customers;

•	The financial strength of our suppliers and customers, including potential bankruptcies;

•	Our ability to implement planned productivity and cost reduction initiatives;

•	The impact of any acquisitions or divestitures;

•	Production disruptions at customer and supplier facilities;

•	Significant gains or losses of existing business from our customers;

•	The impact of currency fluctuations on sales and operating income.

Non-GAAP Measures

In addition to the results reported in accordance with accounting principles generally accepted in the United States (GAAP), we have provided information regarding “cash flow from operations before accounts receivable securitization and factoring programs”, a non-GAAP financial measure. This non-GAAP measure is defined as net cash provided by operating activities before the net change in accounts receivable securitized and factored. The company believes it is appropriate to exclude the net change in securitized and factored accounts receivable since the sale of receivables may be viewed as a substitute for borrowing activity.

We believe that this non-GAAP financial measure is useful to both management and investors in the analysis of our financial position. This non-GAAP measure should not be considered a substitute for cash provided by operating activities or other cash flow statement data prepared in accordance with GAAP or as a measure of liquidity. In addition, cash provided by operations before receivable securitization and factoring programs does not reflect funds available for investment or other discretionary uses. See “Cash Flows” below for a reconciliation of cash flows from operating activities to cash flow from operations before accounts receivable securitization and factoring programs.

Results of Operations

The following is a summary of our financial results for the last three fiscal years:

	September 30,
	2005	2004	2003
	(in millions, except per share amounts)
Sales:
Light Vehicle Systems	$4,849	$4,818	$4,301
Commercial Vehicle Systems	4,054	3,215	2,422
SALES	$8,903	$8,033	$6,723
Operating Income (Loss):
Light Vehicle Systems	$(53)	$123	$135
Commercial Vehicle Systems	193	164	111
SEGMENT OPERATING INCOME	140	287	246
Environmental remediation costs	(7)	(11)	—
Costs for withdrawn tender offer	—	(16)	—
Unallocated corporate costs	(3)	—	—
OPERATING INCOME	130	260	246
Equity in earnings of affiliates	28	19	8
Gain on sale of marketable securities	—	7	—
Interest expense, net and other	(127)	(107)	(104)
INCOME BEFORE INCOME TAXES	31	179	150
Benefit (provision) for income taxes	5	(44)	(45)
Minority interests	(3)	(8)	(5)
INCOME FROM CONTINUING OPERATIONS	33	127	100
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(21)	(169)	37
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	12	(42)	137
Cumulative effect of accounting change, net of tax	—	—	(4)
NET INCOME (LOSS)	$12	$(42)	$133

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.47	$1.85	$1.48
Discontinued operations	(0.30)	(2.46)	0.54
Cumulative effect of accounting change	—	—	(0.06)
Diluted earnings (loss) per share	$0.17	$(0.61)	$1.96

DILUTED AVERAGE COMMON SHARES OUTSTANDING	69.9	68.6	67.9

2005 Compared to 2004

Sales

The following table reflects geographical business segment sales for fiscal years 2005 and 2004. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact changes in foreign currency exchange rates and acquisitions and divestitures had on sales (in millions).

					Dollar Change Due to
	2005	2004	Dollar Change	% Change	Currency	Acquisitions/ Divestitures	Volume/ Other
LVS:
North America	$2,071	$2,010	$61	3%	$17	$(70)	$114
Europe	2,262	2,337	(75)	(3)%	153	(99)	(129)
Asia and Other	516	471	45	10%	35	(33)	43
	4,849	4,818	31	1%	205	(202)	28
CVS:
North America	2,475	2,014	461	23%	4	9	448
Europe	1,106	827	279	34%	54	226	(1)
Asia and Other	473	374	99	26%	31	—	68
	4,054	3,215	839	26%	89	235	515
SALES	$8,903	$8,033	$870	11%	$294	$33	$543

Continuing Operations

Sales for fiscal year 2005 were $8,903 million, up $870 million, or 11 percent, from fiscal year 2004. The increase in sales was attributable to stronger commercial vehicle truck and trailer volumes in our CVS business segment; new business awards, principally associated with suspension modules in our LVS business; and foreign currency translation, primarily due to the stronger euro in relation to the U.S. dollar. These increases were partially offset by lower volumes in certain of our European LVS businesses. Acquisitions, primarily our two new consolidated joint ventures with AB Volvo, added sales of $235 million; divestitures of certain LVS businesses in fiscal years 2005 and 2004 reduced sales in fiscal year 2005 by $202 million.

Business Segments

Light Vehicle Systems (LVS) sales increased to $4,849 million in fiscal year 2005, up $31 million, or one percent, from $4,818 million in fiscal year 2004. The effect of foreign currency translation, primarily as a result of the stronger euro when compared to the US dollar, increased sales by $205 million. Divestitures, primarily the sale of APA in fiscal year 2004, and the sale of an automotive stamping and components manufacturing operation in the first quarter of fiscal year 2005, reduced sales by $202 million. Excluding the impact of foreign currency translation and divestitures, sales were up slightly. Higher pass-through sales of approximately $300 million, principally associated with our new suspension module business, were partially offset by lower OE demand particularly in certain of our European businesses. Pass-through sales increased to approximately $1,300 million in fiscal year 2005 from approximately $1,000 million in fiscal year 2004. Pass-through sales are products sold to our customers where we acquire the material and assemble it into the final product. These pass-through sales carry minimal margins as we have little engineering or manufacturing responsibility.

Commercial Vehicle Systems (CVS) sales were $4,054 million, up $839 million, or 26 percent, from fiscal year 2004. The increase in sales was primarily attributable to stronger commercial vehicle truck and trailer volumes. Compared to fiscal year 2004, production volumes in North America for commercial vehicle heavy-duty trucks (Class 8) increased approximately 38 percent, medium duty trucks increased 21 percent and trailer volumes increased 15 percent. South American truck volumes increased 17 percent. Acquisitions, primarily the formation of two joint ventures with AB Volvo in the first quarter of fiscal 2005, added sales of $235 million.

Operating Income and Operating Margins

The following table reflects operating income and operating margins for fiscal years 2005 and 2004 (dollars in millions).

	Operating Income				Operating Margins
	2005	2004	$ Change	% Change	2005	2004	Change
LVS	$(53)	$123	$(176)	(143)%	(1.1)%	2.6%	(3.7	) pts
CVS	193	164	29	18%	4.8%	5.1%	(0.3	) pts
Total Segment	140	287	(147)	(51)%	1.6%	3.6%	(2.0	) pts
Environmental remediation costs	(7)	(11)	4	36%
Costs for withdrawn tender offer	—	(16)	16	100%
Unallocated corporate costs	(3)	—	(3)	—
TOTAL	$130	$260	$(130)	(50)%	1.5%	3.2%	(1.7	) pts

Operating income for fiscal year 2005 was $130 million, a decrease of $130 million, compared to fiscal year 2004. Operating margin was 1.5 percent, down from 3.2 percent. We recorded restructuring costs of $117 million during fiscal year 2005 as follows (in millions):

	LVS	CVS	Total
New actions (1)
Facility rationalization	$56	$19	$75
Asset impairments	26	—	26
Total new actions	82	19	101
Previous actions	16	—	16
Total restructuring costs	$98	$19	$117

(1)	New actions are programs announced in May 2005

In addition to the new restructuring actions, we recorded additional restructuring charges of $16 million in fiscal year 2005. These costs were primarily for severance and other employee termination costs, related to a reduction of approximately 20 salaried and 355 hourly employees, and asset impairments. These costs relate to the closure of the Sheffield, England, stabilizer bar facility, the consolidation of two facilities in Brazil and a reduction in workforce in our operations in Spain.

We recorded restructuring charges of $15 million in fiscal year 2004. These costs included severance and other employee termination costs of $10 million related to a reduction of approximately 50 salaried employees and 575 hourly employees in our LVS business, and $5 million associated with certain administrative and managerial employee termination costs.

Despite the higher sales levels, operating income in fiscal year 2005 was negatively impacted by the restructuring costs noted above and steel costs, which, net of recoveries, were approximately $90 million higher than in fiscal year 2004. Also impacting operating income in fiscal year 2005 were $14 million of charges associated with certain customer bankruptcies; $7 million of environmental remediation costs, primarily associated with a former Rockwell facility; and a $4 million gain on the sale of an automotive stamping and components manufacturing operation in the first quarter of fiscal year 2005. Retiree medical and pension costs were $16 million lower than fiscal year 2004. This is a result of amending certain retiree medical plans in fiscal year 2004, which reduced retiree medical expense by $22 million compared to fiscal year 2004.

Operating income in fiscal year 2004 includes the costs associated with the withdrawn tender offer for the outstanding shares of Dana Corporation (Dana) of $16 million (before a non-operating gain of $7 million on the sale of Dana stock owned by the company), environmental remediation costs of $11 million (associated with a different Rockwell facility), and a gain on the sale of APA of $20 million.

Selling, general and administrative expenses as a percentage of sales decreased to 4.2 percent in fiscal year 2005 from 4.8 percent in fiscal year 2004 due to reduced headcount resulting from the restructuring actions and our continued efforts to reduce selling, general and administrative spending.

Business Segments

LVS operating loss was $53 million, a decrease of $176 million from operating income of $123 million in fiscal year 2004 and operating margins decreased to a negative 1.1 percent from 2.6 percent. The decrease in operating income is primarily due to the previously mentioned restructuring actions and higher steel costs in fiscal year 2005. LVS continued its restructuring efforts in fiscal year 2005 and recorded $98 million of restructuring charges associated with facility closures and consolidations and workforce reductions compared to $10 million a year ago. These costs include $56 million of employee termination costs and $26 million of asset impairments related to the restructuring actions announced in May 2005. Additionally, LVS recorded $16 million of restructuring costs associated with the closure of its Sheffield, England, stabilizer bar facility, the consolidation of two facilities in Brazil and a reduction in workforce in its operations in Spain. The $16 million relates to employee termination benefits and other costs of $11 million and asset impairments of $5 million. Total headcount reductions associated with all of these actions were approximately 2,250, of which 500 were salaried employees and 1,750 were hourly employees.

LVS continued to experience narrowing margins in fiscal year 2005 due primarily to higher steel costs. LVS incurred higher net steel costs of approximately $40 million in fiscal year 2005. Also impacting operating income in fiscal year 2005, were lower value added sales volumes (non pass-through sales), $11 million of charges associated with certain customer bankruptcies and a $4 million net charge associated with a product warranty matter. LVS operating income improved by $13 million from fiscal year 2004 due to a reduction in foreign exchange loss from 2005 attributable to the impact of hedging foreign exchange transactions in fiscal year 2005 that were not hedged in fiscal year 2004. LVS also recorded a $4 million gain on the sale of an automotive stamping and components manufacturing operation in the first quarter of fiscal year 2005. Operating income in fiscal year 2004 included the $20 million gain on the sale of APA.

CVS operating income was $193 million, an increase of $29 million from fiscal year 2004. Operating margin declined to 4.8 percent, down from 5.1 percent in fiscal year 2004. The increase in operating income was largely attributable to higher sales volumes. The benefits of the higher sales volumes were partially offset by higher net steel costs of $50 million, $19 million of restructuring costs principally associated with the reduction of approximately 225 salaried employees and 200 hourly employees. Also negatively impacting operating income was a $3 million charge associated with the bankruptcy of a European trailer customer. Retiree medical and pension costs were $18 million lower than the previous year, as a result of the amendment to certain retiree medical plans in fiscal year 2004. Fiscal year 2004 operating income included a $4 million charge in the fourth quarter associated with the settlement of a TRW warranty matter.

Other Income Statement Items

Equity in earnings of affiliates was $28 million in fiscal year 2005, compared to $19 million in fiscal year 2004. The increase was primarily related to improved performance and higher earnings of our commercial vehicle affiliates. The increase was also partially driven by the reduction in losses associated with the dissolution of our CVS transmission joint venture with ZF Friedrichshafen in the second quarter of fiscal year 2004. We recorded equity losses of $4 million in fiscal year 2004 related to this joint venture.

Interest expense, net and other was $127 million in fiscal year 2005 compared to $107 million in fiscal year 2004. The increase in interest expense was primarily attributable to higher interest rates on our variable rate debt compared with fiscal year 2004. Also included in interest expense, net and other in fiscal year 2005 was a $4 million loss on debt extinguishment associated with the debt exchange completed in the fourth quarter of fiscal year 2005. The loss on debt extinguishment primarily consisted of the premium paid to note holders to exchange their notes. See “Liquidity and Contractual Obligations” for further details concerning the debt extinguishment.

Benefit for income taxes was $5 million in fiscal year 2005, resulting in an effective rate of negative 16 percent. The effective tax rate was 25 percent in fiscal year 2004. The decline in the tax rate is principally associated with lower income levels relative to our structural tax position.

Minority interest expense was $3 million in fiscal year 2005 compared to $8 million in fiscal year 2004. Minority interests represent our minority partners’ share of income or loss associated with our less than 100-percent owned consolidated joint ventures. The decrease in minority interest expense in fiscal year 2005 is primarily related to our minority partners’ share of $9 million of restructuring costs associated with the closure of the Sheffield, England, stabilizer bar facility in our MSSC joint venture.

Income from continuing operations for fiscal year 2005 was $33 million, or $0.47 per diluted share, compared to $127 million, or $1.85 per diluted share in fiscal 2004. The decrease was primarily attributable to the $117 million of restructuring costs and higher net steel costs of approximately $90 million, offset partially by the higher CVS sales volumes.

Loss from discontinued operations was $21 million in fiscal 2005 compared to a loss from discontinued operations of $169 million in fiscal 2004. As previously described, in the fourth quarter of fiscal 2005, management concluded that it is more likely that LVA’s North American businesses will be sold individually. As a result, the company evaluated fair value on an individual business basis rather than LVA North America as a whole. This resulted in a non-cash impairment charge of $43 million ($28 million after-tax) to record certain LVA North American businesses at fair value. Also impacting fiscal year 2005, were $6 million of after-tax changeover costs in LVA, associated with a new supply agreement with a significant customer, which were more than offset by lower depreciation expense. In accordance with accounting principles generally accepted in the United States, our LVA business segment discontinued depreciating fixed assets as of September 30, 2004. Depreciation expense in fiscal year 2004 was approximately $14 million after-tax. In an effort to lower fixed costs and improve profitability resulting from weakening demand in the aftermarket business, LVA recorded restructuring costs totaling $2 million and $3 million during fiscal years 2005 and 2004, respectively.

Also impacting loss from discontinued operations in fiscal year 2005 was the loss of approximately $6 million of Roll Coater income as a result of the sale of this business in November 2004. This loss of net income was offset partially by a $2 million gain on the sale of Roll Coater. The effective tax rate for discontinued operations was 7 percent in fiscal year 2005, down from 41 percent in fiscal year 2004. The decrease in the effective tax rate was primarily due to lower income levels.

The fiscal year 2004 results included a non-cash goodwill impairment charge of $190 million ($2.77 per diluted share) in our LVA business. For more information on this impairment charge see Note 3 of the Notes to Consolidated Financial Statements.

2004 Compared to 2003

Sales

The following table reflects geographical business segment sales for fiscal years 2004 and 2003. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact changes in foreign currency exchange rates and acquisitions and divestitures had on sales (in millions).

					Dollar Change Due to
	2004	2003	Dollar Change	% Change	Currency	Acquisitions/ Divestitures	Volume/ Other
LVS:
North America	$2,010	$1,923	$87	5%	$8	$(15)	$94
Europe	2,337	1,941	396	20%	246	106	44
Asia and Other	471	437	34	8%	36	(26)	24
	4,818	4,301	517	12%	290	65	162
CVS:
North America	2,014	1,492	522	35%	—	10	512
Europe	827	652	175	27%	90	—	85
Asia and Other	374	278	96	35%	15	—	81
	3,215	2,422	793	33%	105	10	678
SALES	$8,033	$6,723	$1,310	19%	$395	$75	$840

Continuing Operations

Sales for fiscal year 2004 were $8,033 million, up $1,310 million, or 19 percent, over fiscal year 2003. The increase in sales was primarily attributable to stronger North American commercial vehicle truck and trailer volumes in our CVS business segment. Acquisitions, primarily Zeuna Starker in the second quarter of fiscal year 2003, added sales of $240 million. Divestitures, primarily the sale of APA in the second quarter of fiscal 2004, reduced sales in fiscal year 2004 by $165 million. Favorable foreign currency translation, primarily due to the stronger euro, increased sales by $395 million.

Business Segments

LVS sales increased to $4,818 million in fiscal year 2004, up $517 million, or 12 percent, from $4,301 million in fiscal year 2003. Foreign currency translation, primarily as a result of the stronger euro, favorably impacted sales by $290 million. The acquisition of Zeuna Starker in the second quarter of fiscal year 2003 added incremental sales of $203 million in fiscal year 2004. Divestitures, primarily the sale of our 75-percent shareholdings in APA, reduced sales in fiscal year 2004 by $138 million. Net new business increased sales in fiscal year 2004 by approximately $270 million, primarily in our Door Systems and Emissions Technologies businesses. Included in LVS sales in fiscal years 2004 and 2003 are approximately $1,000 million and $775 million, respectively, of pass-through sales.

CVS sales were $3,215 million, up $793 million, or 33 percent, from fiscal year 2003. The increase in sales was primarily attributable to stronger North American commercial vehicle truck and trailer production volumes, which increased approximately 30 percent from fiscal 2003. Foreign currency translation increased sales by $105 million, as compared to fiscal year 2003.

Operating Income and Operating Margins

The following table reflects operating income and operating margins for fiscal years 2004 and 2003 (dollars in millions).

	Operating Income				Operating Margins
	2004	2003	$ Change	% Change	2004	2003	Change
LVS	$123	$135	$(12)	(9)%	2.6%	3.1%	(0.5	) pts
CVS	164	111	53	48%	5.1%	4.6%	0.5	pts
Total Segment	287	246	41	17%	3.6%	3.7%	(0.1	) pts
Environmental remediation costs	(11)	—	(11)
Costs for withdrawn tender offer	(16)	—	(16)
TOTAL	$260	$246	$14	6%	3.2%	3.7%	(0.5	) pts

Operating income in fiscal year 2004 was $260 million, an increase of $14 million, compared to fiscal year 2003, reflecting an operating margin of 3.2 percent, down from 3.7 percent. Operating income in fiscal year 2004 included the costs associated with the withdrawn tender offer for Dana of $16 million (before a non-operating gain of $7 million on the sale of Dana stock owned by the company). Also included in operating income in fiscal year 2004 was the gain on the sale of APA of $20 million and environmental remediation costs of $11 million. Operating income for fiscal year 2003 included a gain on the sale of the exhaust tube manufacturing facility of $20 million and $11 million of costs related to account reconciliations and information system implementation issues in a facility in Mexico.

The lack of availability and the price of raw materials, primarily steel, negatively impacted operating income in fiscal year 2004. Steel costs, net of recoveries, were approximately $32 million higher compared to fiscal year 2003. Also negatively impacting operating income in fiscal year 2004 were higher retiree medical and pension costs of $22 million, higher premium product launch costs of approximately $10 million and additional investments in commercial vehicle exhaust technology. Reductions in our selling prices, as a result of contractual or other commitments, primarily in our LVS segment, were largely offset by cost reductions.

We recorded restructuring charges of $15 million in fiscal year 2004 and $20 million in fiscal year 2003. These costs included severance and other employee termination costs related to a reduction of approximately 300 salaried employees and 975 hourly employees. Fiscal year 2003 restructuring charges included $8 million of asset impairment charges from the rationalization of operations. The purpose of these actions was primarily to reduce costs in our LVS business so that it can be better positioned to address the competitive challenges in the automotive supply industry.

Selling, general and administrative expenses as a percentage of sales decreased to 4.8 percent in fiscal year 2004 from 5.1 percent in fiscal year 2003 due to our continued efforts to reduce selling, general and administrative spending.

Business Segments

LVS operating income was $123 million in fiscal year 2004, a decrease of $12 million from fiscal year 2003. LVS continued to experience narrowing margins due primarily to higher steel costs. LVS incurred higher net steel costs of $21 million in fiscal year 2004. As a result, operating margins decreased to 2.6 percent from 3.1 percent. Included in operating income for fiscal year 2004 was the $20 million gain on the sale of APA. Also impacting fiscal year 2004 operating income were higher premium product launch costs of approximately $10 million and higher retiree medical and pension costs. Fiscal year 2003 operating income included a $20 million gain on the sale of the exhaust tube manufacturing facility partially offset by the $11 million charge in Mexico.

As part of an ongoing strategy to implement actions to improve profitability and to better align LVS’ capacity with market conditions, LVS continued its restructuring efforts and recorded $10 million and $19 million of restructuring charges in fiscal years 2004 and 2003, respectively. These charges included costs associated with facility closures and consolidations and workforce reductions.

CVS operating income was $164 million in fiscal year 2004, an increase of $53 million from fiscal year 2003. Operating margin improved to 5.1 percent, up from 4.6 percent in fiscal year 2003. The increase in operating income was largely attributable to higher sales volumes. The benefits of the higher sales volumes were offset partially by higher net steel costs. CVS incurred $11 million of higher net steel costs in fiscal year 2004. Operating income was also impacted by higher retiree medical and pension costs of $12 million and additional investments in commercial vehicle exhaust technology.

Other Income Statement Items

Equity in earnings of affiliates was $19 million in fiscal year 2004, compared to $8 million in fiscal year 2003. The increase was primarily related to improved performance and higher earnings of our commercial vehicle affiliates.

The effective income tax rate from continuing operations for fiscal year 2004 was approximately 25%, down from 30% in fiscal year 2003. The reduction in the effective tax rate was driven by the favorable tax treatment of the gain on the sale of APA and the impact of recently issued IRS regulations supporting the recoverability of previously disallowed capital losses. Various legal entity restructurings to more closely align our organizational structure with the underlying operations of the businesses also helped to reduce the effective tax rate.

Minority interests increased to $8 million in fiscal year 2004 from $5 million in fiscal year 2003. Minority interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated joint ventures. The increase in minority interests was due primarily to the improved earnings of our Chinese commercial vehicle joint venture.

Loss from discontinued operations was $169 million in fiscal year 2004 compared to income from discontinued operations of $37 million in fiscal year 2003. The fiscal year 2004 results included a non-cash goodwill impairment charge of $190 million ($2.77 per diluted share) in our LVA business. For more information on the goodwill impairment charge see Note 3 of the Notes to Consolidated Financial Statements. Lower sales volumes, customer pricing pressures and higher steel costs in our LVA business also contributed to the decline. The effective tax rate for discontinued operations was approximately 41 percent in fiscal year 2004, up from 36 percent in fiscal 2003.

Net loss for fiscal year 2004 was $42 million, or $0.61 per diluted share, compared to net income of $133 million, or $1.96 per diluted share, in the prior year. Net income in fiscal year 2003 included a fourth quarter charge for the cumulative effect of accounting change upon adoption of FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” of $6 million ($4 million after-tax, or $0.06 per diluted share).

Non-Consolidated Joint Ventures

At September 30, 2005, our continuing operations had investments in 10 joint ventures that were not majority-owned or controlled and were accounted for under the equity method of accounting. Our investment in non-consolidated joint ventures was $114 million and $95 million at September 30, 2005 and 2004, respectively.

These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. Aggregate sales of our non-consolidated joint ventures were $1,488 million, $1,100 million and $843 million in fiscal years 2005, 2004 and 2003, respectively.

We received cash dividends from our affiliates of $18 million in fiscal year 2005, $15 million in fiscal year 2004 and $19 million in fiscal 2003.

For more information about our non-consolidated joint ventures see Note 12 of the Notes to Consolidated Financial Statements.

Financial Condition

Capitalization

	September 30,
	2005	2004
Short-term debt and current maturities	$131	$3
Long-term debt	1,451	1,487
Total debt	1,582	1,490
Minority interests	58	61
Shareowners’ equity	875	988
Total capitalization	$2,515	$2,539
Ratio of debt to capitalization	63%	59%

We remain committed to strong cash flow generation, the reduction of debt and regaining an investment grade credit rating. Our primary source of liquidity in fiscal year 2005 was cash proceeds from the divestitures of certain businesses, supplemented by our accounts receivables securitization and factoring programs and, as required, borrowings on our revolving credit facility. Our total debt to capitalization ratio was 63 percent at September 30, 2005 compared to 59 percent at September 30, 2004. In September 2005, our U.S. accounts receivable securitization facility expired and we entered into a new securitization arrangement. Amounts outstanding under this new program are reported in short-term debt and amounted to $112 million at September 30, 2005. Under the previous program, amounts outstanding were reported as a reduction in accounts receivable because they were accounted for as a sale of receivables.

Cash Flows

	Fiscal Year September 30,
	2005	2004	2003
OPERATING CASH FLOWS
Income from continuing operations	$33	$127	$100
Depreciation and amortization	182	183	185
Deferred income taxes	(119)	19	(36)
Pension and retiree medical expense	110	130	99
Pension and retiree medical contributions	(164)	(212)	(163)
Restructuring costs, net of payments	75	(3)	6
Proceeds from termination of interest rate swaps	22	—	—
Decrease (increase) in working capital	(33)	130	(88)
Other	12	(12)	39
Net cash provided by continuing operations before receivable securitization and factoring	118	362	142
Net cash provided by (used for) discontinued operations	(131)	44	42
Operating cash flow before receivable securitization and factoring	(13)	406	184
Receivable securitization and factoring	(19)	(187)	90
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(32)	$219	$274

Operating cash flows provided by continuing operations before the impact of our accounts receivable securitization and factoring programs was $118 million in fiscal year 2005, down $244 million from fiscal year

2004. This decrease was driven largely by lower income and higher uses of cash for working capital, including higher cash restructuring costs. We used approximately $110 million of cash for working capital requirements at our new joint ventures with AB Volvo and to support the higher CVS volumes. In addition, cash flow in fiscal year 2004 was favorably impacted by our fiscal calendar, which included 53 weeks in fiscal year 2004, compared to 52 weeks in fiscal year 2005. The higher uses of cash for working capital were offset partially by lower pension and retiree medical contributions of $48 million. Also, in May 2005, we partially terminated certain interest rate swaps and received proceeds from these terminations, including interest received, of $22 million.

Cash used for discontinued operations was $131 million compared to cash provided by discontinued operations of $44 million a year ago. Higher working capital levels contributed to this decline. LVA ceased participating in our accounts receivable securitization program in fiscal year 2005. This increased LVA’s outstanding receivables by approximately $80 million since September 30, 2004.

In fiscal year 2004, operating cash flows provided by continuing operations before the impact of our receivable securitization and factoring programs was $362 million, up $220 million from fiscal year 2003. This improvement was driven largely by lower working capital levels, partially offset by higher pension and retiree medical contributions of $49 million. We used cash from operations and cash generated from the disposition of property, businesses and marketable securities to reduce our balances outstanding under the accounts receivable securitization and factoring programs by $187 million and our revolving credit facility by $55 million in fiscal year 2004.

During fiscal year 2003 we increased our balance outstanding under the accounts receivable securitization and factoring programs by $90 million and used the proceeds from these receivables sales to fund the acquisition of the remaining 51-pecent interest in Zeuna Starker and for other general corporate purposes.

	Fiscal Year September 30,
	2005	2004	2003
INVESTING CASH FLOWS
Capital expenditures	$(146)	$(152)	$(173)
Acquisitions of businesses and investments, net of cash acquired	(31)	(3)	(107)
Proceeds from disposition of property and businesses	49	85	104
Proceeds from sale of marketable securities	—	18	—
Net cash provided by (used for) discontinued operations	153	(68)	(15)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$25	$(120)	$(191)

Cash provided by investing activities was $25 million in fiscal year 2005, compared to cash used for investing activities of $120 million in fiscal year 2004 and $191 million in fiscal year 2003. During fiscal year 2005, we used $31 million of cash for the acquisition of businesses, primarily the formation of two joint ventures with AB Volvo, and we received proceeds of $49 million from the disposition of certain property and businesses principally associated with the sale of our Columbus, Indiana automotive stamping and components manufacturing business.

Capital expenditures decreased to $146 million in fiscal year 2005 from $152 million in fiscal 2004. We continue to manage our capital expenditures and leverage our global supply base and the assets of our affiliate partners. As a result, capital expenditures as a percentage of sales continued to decline and were 1.6 percent in fiscal year 2005, compared to 1.9 percent and 2.6 percent of sales in fiscal years 2004 and 2003, respectively.

During fiscal year 2004, we received proceeds from the disposition of certain property and businesses of $85 million principally from the sale of APA and our trailer beam fabrication facility. We also received $18 million in cash from the sale of Dana stock. We received proceeds of $104 million from the disposition of property and businesses in fiscal year 2003 principally from the sale of our exhaust tube manufacturing facility and our off-highway planetary axle business. Also in fiscal year 2003, we used $107 million of cash for the acquisition of businesses and other investments, primarily for the acquisition of Zeuna Starker, which used cash of $69 million.

Discontinued operations provided investing cash flows of $153 million in fiscal year 2005, primarily related to $163 million of proceeds received from the sale of Roll Coater. In fiscal year 2005, discontinued operations used $10 million of cash for capital expenditures. In fiscal year 2004 cash used by discontinued operations was $68 million, which included $54 million related to the buy-out of a lease associated with our Roll Coater business and capital expenditures. In fiscal year 2003 cash used by discontinued operations was primarily used for capital expenditures.

	Fiscal Year September 30,
	2005	2004	2003
FINANCING CASH FLOWS
Net increase (decrease) in revolving credit facilities	$—	$(53)	$26
Borrowings on accounts receivable securitization program	112	—	—
Payments on lines of credit and other	(5)	(2)	(55)
Purchase of notes	(21)	—	—
Net change in debt	86	(55)	(29)
Cash dividends	(28)	(28)	(27)
Payment of issuance costs associated with debt exchange	(10)	—	—
Proceeds from exercise of stock options	6	6	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$54	$(77)	$(56)

Cash provided by financing activities was $54 million in fiscal year 2005. Cash used for financing activities was $77 million in fiscal year 2004 and $56 million in fiscal 2003. In September 2005, we entered into a new accounts receivable securitization arrangement. Amounts outstanding under this new arrangement are reported as short-term debt in the consolidated balance sheet and related borrowings are reported as cash flows from financing activities in the consolidated statement of cash flows. At September 30, 2005, $112 million was outstanding under this facility. In May 2005, we purchased, at a discount, $20 million and $1 million of our 8-3/4 percent notes and 6.8 percent notes, respectively, on the open market. In September 2005, we paid $10 million of debt issuance costs to complete an offer to exchange a new series of debt securities for $194 million of our $499 million 6.8 percent notes due in 2009, and $59 million of our $150 million 7-1/8 percent notes also due in 2009.

During fiscal year 2004, we decreased amounts outstanding under our revolving credit facility by $53 million. In fiscal year 2003, we used cash to repay lines of credit and other debt of $55 million, principally related to the payoff of $23 million of debt directly associated with the sale of the exhaust tube manufacturing facility. Also in fiscal year 2003, we paid down certain higher cost debt assumed in the acquisition of Zeuna Starker.

We paid dividends of $28 million in fiscal years 2005 and 2004 and $27 million in fiscal year 2003. In fiscal years 2005 and 2004, proceeds of $6 million were received from the exercise of stock options.

Liquidity and Contractual Obligations

We are contractually obligated to make payments as follows (in millions):

	Total	2006	2007	2008	2009– 2010	There- after
Total debt (1)	$1,567	$131	$262	$100	$403	$671
Operating leases	77	22	17	14	19	5
Interest payments on long-term debt (2)	634	106	102	88	128	210
Purchase option for joint venture	21	—	—	21	—	—
Residual value guarantees under certain leases	30	—	30	—	—	—
Total	$2,329	$259	$411	$223	$550	$886

(1)	Excludes fair value adjustment of notes of $17 million, unamortized debt discount and debt of the discontinued operations of $5 million.

(2)	Includes the estimated impact of our interest rate swaps

In addition to the obligations above, we sponsor defined benefit pension plans that cover most of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. Management expects funding for our retirement pension plans of approximately $123 million in fiscal year 2006.

We also sponsor retirement medical plans that cover the majority of our U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Management expects retiree medical plan benefit payments of approximately $50 million in fiscal year 2006; $40 million in fiscal year 2007; $39 million in fiscal year 2008; $38 million in fiscal year 2009 and $36 million in fiscal year 2010.

Revolving and Other Debt — In September 2005, we completed an offer to exchange a new series of debt securities for $194 million of our $499 million 6.8 percent notes due in 2009, and $59 million of our $150 million 7-1/8 percent notes also due in 2009 for $253 million of new 8-1/8 percent notes due in 2015.

Also in fiscal year 2005, we purchased, at a discount, $20 million and $1 million of our 8-3/4 percent notes and 6.8 percent notes, respectively, on the open market.

We have a $900 million revolving credit facility that expires in 2008. Under the facility, borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company’s credit rating. At September 30, 2005, the margin over the LIBOR rate was 150 basis points, and the facility fee was 37.5 basis points. Certain of our domestic subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the credit facility.

The credit facility requires us to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. At September 30, 2005, we were in compliance with all covenants.

On May 10, 2005, Standard & Poor’s lowered the company’s credit rating to BB from BB+ and on June 23, 2005, Moody’s lowered the company’s credit rating to Ba2 from Ba1.

We also have an arrangement with a non-consolidated joint venture that allows the company to borrow funds from time to time, at LIBOR plus 50 basis points. No amounts were outstanding under this arrangement at September 30, 2005 and 2004.

We have $150 million of debt securities remaining unissued under the shelf registration filed with the SEC in April 2001 (see Note 15 of the Notes to Consolidated Financial Statements).

Leases — One of our operating leases requires us to maintain financial ratios that are similar to those required by our revolving credit agreement. At September 30, 2005, we were in compliance with all covenants. We have a residual value guarantee of $30 million related to one of our leases.

Accounts Receivable Securitization and Factoring — In September 2005, the company entered into a new $250 million accounts receivable securitization arrangement to improve financial flexibility and lower interest costs. Under the new arrangement, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, consolidated special purpose subsidiary, which funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables of ARC and are reported as short-term debt in the consolidated balance sheet. As of September 30, 2005, we had utilized $112 million of this accounts receivable securitization facility. As of September 30, 2004 we utilized $24 million of the old facility.

If certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At September 30, 2005, we were in compliance with all covenants.

We previously participated in a European accounts receivable securitization program that expired in March 2005.

In addition, several our European subsidiaries factor eligible accounts receivable with financial institutions. The amounts of factored receivables were $23 million and $10 million at September 30, 2005 and 2004, respectively. There can be no assurance that these factoring arrangements will be used or available to us in the future.

Restructuring Actions — As previously mentioned, approximately $110 million of the $135 million of restructuring charges related to actions announced during fiscal year 2005, are expected to be cash costs. Of the $110 million cash costs, approximately $25 million was spent in fiscal year 2005 and we expect the remainder to be spent in fiscal year 2006 and 2007.

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

Critical Accounting Policies

Critical accounting policies are those that are most important to the portrayal of the company’s financial condition and results of operations. These policies require management’s most difficult, subjective or complex judgments in the preparation of the financial statements and accompanying notes. Management makes estimates and assumptions about the effect of matters that are inherently uncertain, relating to the reporting of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities. Our most critical accounting policies are discussed below.

Pensions — Our pension obligations are determined on an actuarial basis annually and are measured as of June 30. The U.S. plans include a qualified and non-qualified pension plan. Significant non-U.S. plans are located in the United Kingdom, Canada and Germany. The following are the significant assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

	2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
Assumptions as of June 30
Discount rate	5.30%	4.00%–5.00%	6.25%	5.50%–6.25%
Assumed return on plan assets	8.50%	7.75%–8.50%	8.50%	8.00%–8.50%
Rate of compensation increase	3.75%	3.00%–3.50%	3.75%	3.00%–3.75%

The discount rate is used to calculate the present value of the PBO. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. The company uses a portfolio of long-term corporate AA/Aa bonds that match the duration of the expected benefit payments to establish the discount rate for this assumption.

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

These assumptions reflect our historical experience and our best judgments regarding future expectations. The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the plans in 2005, is shown below (in millions):

	Effect on All Plans — June 30, 2005
	Percentage Point Change		Increase (Decrease) in PBO	Increase (Decrease) in Accumulated Other Comprehensive Loss	Increase (Decrease) in 2005 Pension Expense
Assumption
Discount rate	– 0.5	pts	$150	$ 92	$15
	+ 0.5	pts	(137)	(94)	(14)
Assumed return on plan assets	– 1.0	pts	NA	NA	12
	+ 1.0	pts	NA	NA	(12)

NA — Not Applicable

Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in the footnotes. At September 30, 2005 and 2004, we had an unrecognized loss of $866 million and $642 million, respectively. A portion of this loss will be recognized into earnings in fiscal year 2006. The effect on fiscal years after 2006 will depend on the actual experience of the plans.

In recognition of the long-term nature of the liabilities of the pension plans, we have targeted an asset allocation strategy that intends to promote asset growth while maintaining an acceptable level of risk over the long term. Asset-liability studies are performed periodically to validate the continued appropriateness of these asset allocation targets. The asset allocation for the U.S. plan is targeted at 70–75 percent equity securities, 20–25 percent debt securities, and 0–5 percent alternative assets. The target asset allocation ranges for the non-U.S. plans are 65–75 percent equity securities, 20–35 percent debt securities, and 0–5 percent real estate.

The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. ArvinMeritor securities comprised less than one-half percent of the value of our worldwide pension assets as of September 30, 2005.

The fiscal year 2006 pension expense is estimated to be $104 million. This may vary depending upon the accuracy of our original and future assumptions.

Retiree Medical — We have retirement medical plans that cover the majority of our U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Our retiree medical obligations are measured as of June 30.

The following are the significant assumptions used in the measurement of the accumulated postertirement benefit obligation (APBO):

	2005	2004
Assumptions as of June 30
Discount rate	5.00%	6.25%
Health care cost trend rate (weighted average)	9.00%	9.50%
Ultimate health care trend rate	5.00%	5.00%
Year ultimate rate is reached	2011	2011

The discount rate is the rate used to calculate the present value of the APBO. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. We have typically used the corporate AA/Aa bond rate for this assumption.

The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. Our projection for fiscal year 2006 is an increase in health care costs of 9.0 percent. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 5.0 percent by fiscal year 2011 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2005	2004
Effect on total of service and interest cost
1% Increase	$3	$4
1% Decrease	(2)	(4)
Effect on APBO
1% Increase	38	37
1% Decrease	(35)	(34)

As previously discussed, we approved changes to certain retiree medical plans in fiscal year 2004. These plan amendments and the related impact is reflected in the APBO as of September 30, 2005 and 2004. Beginning in

April 2005, salaried retirees and certain non-union hourly retirees under age 65 who now pay a portion of the cost for their coverage will contribute an increased share each year. The benefit currently provided by the company will be phased out by fiscal 2023. For retirees age 65 and older, we will no longer provide supplemental healthcare benefits to Medicare-eligible retirees beginning in January 2006. These plan amendments have been challenged in class action lawsuits brought by members of the United Auto Workers and United Steel Workers. We believe the company has meritorious defenses to these actions and plans to defend these suits vigorously.

The plan changes resulted in a reduction in the APBO of $257 million in fiscal year 2004, which is amortized as a reduction of retiree medical expense over the average remaining service life of approximately 12 years. The fiscal year 2006 retiree medical expense is estimated to be approximately $30 million. This may vary depending upon the accuracy of our original and future assumptions.

Product Warranties — Our CVS segment records product warranty costs at the time of shipment of products to customers. Liabilities for product recall campaigns are recorded at the time the company’s obligation is known and can be reasonably estimated. Product warranties, including recall campaigns, not expected to be paid within one year are recorded as a non-current liability.

Our LVS segment records product warranty liabilities based on its individual customer or warranty-sharing agreements. Product warranties are recorded for known warranty issues when amounts can be reasonably estimated.

Significant factors and information used by management when estimating product warranty liabilities include:

•	Past claims experience;

•	Sales history;

•	Product manufacturing and industry developments; and

•	Recoveries from third parties.

Asbestos — Maremont Corporation (“Maremont”) — Maremont, a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Although Maremont has been named in these cases, very few cases allege actual injury and, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Prior to February 2001, Maremont participated in the Center for Claims Resolution (“CCR”) and shared with other CCR members in the payments of defense and indemnity costs for asbestos-related claims. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 2001, when it was reorganized and discontinued negotiating shared settlements. Since that time, Maremont has handled asbestos-related claims through its own defense counsel and has taken a more aggressive defensive approach that involves examining the merits of each asbestos-related claim.

At the end of fiscal year 2004 and through the third quarter of fiscal year 2005, Maremont established reserves for pending asbestos-related claims that reflected internal estimates of its defense and indemnity costs. These estimates were based on the history and nature of filed claims to date and Maremont’s experience with historical indemnity and litigation costs, using data from actual CCR settlements, experience in resolving claims since dissolution of the CCR, and Maremont’s assessment of the nature of the claims. Maremont did not accrue reserves for its potential liability for asbestos-related claims that may be asserted against it in the future, because it did not have sufficient information to make a reasonable estimate of these unknown claims.

In the fourth quarter of fiscal year 2005, Maremont worked with Bates White LLC (Bates White), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining whether it would be possible to estimate the cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont, as well as the cost of Maremont’s share of committed but unpaid settlements entered into by the CCR. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised Maremont that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims, based on historical data and certain assumptions with respect to events that occur in the future.

The resulting study by Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next three to four years of $36 million to $55 million. After consultation with Bates White, Maremont determined that the most likely and probable liability for pending and future claims over the next four years is $50 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•	Pending and future claims were estimated for a four year period ending in fiscal year 2009. Maremont believes that the litigation environment will change significantly in several years, and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims declines for each year further in the future. As a result, estimating a probable liability beyond four years is difficult and uncertain;

•	The ultimate cost of resolving pending and future claims filed in Madison County, Illinois, a jurisdiction where a substantial amount of Maremont’s claims are filed, will decline to reflect average outcomes throughout the United States. Additionally, defense and processing costs in Madison County, Illinois will be reduced from current levels;

•	Defense and processing costs for pending and future claims filed outside of Madison County, Illinois will be at the level consistent with Maremont’s prior experience; and

•	The ultimate cost of resolving nonmalignant claims with plaintiff’s law firms in jurisdictions without an established history with Maremont cannot be reasonably estimated. Recent changes in tort law and insufficient settlement history make estimating a liability for these nonmalignant claims difficult and uncertain.

The significant reduction in the liability since September 30, 2004 is a result of both an overall reduction in pending claims and results of the study by Bates White, which estimates a value for pending and future claims that are expected to be settled. Maremont previously estimated a settlement value on all pending claims.

Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Maremont has recorded asbestos-related insurance receivables as of September 30, 2005. Certain insurance policies have been settled in cash prior to the ultimate settlement of related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are difficult to predict. The future litigation environment for Maremont could change significantly from its past experience, due, for example, to changes in the mix of claims filed against Maremont in terms of plaintiffs’ law firm, jurisdiction and disease; legislative or regulatory developments; Maremont’s approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers, and the continuing solvency of various insurance companies. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Maremont’s liability asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on our financial position and results of operations.

Asbestos — Rockwell — ArvinMeritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred to the company at the time of the spin-off of the automotive business to Meritor from Rockwell in 1997. Currently there are thousands of claimants in lawsuits that name us, together with many other companies, as defendants. However, we do not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liabilities. A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will never identify any of Rockwell’s products. For those claimants who do show that they worked with Rockwell’s products, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the products involved, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend these cases vigorously. Historically, ArvinMeritor has been dismissed from the vast majority of these claims with no payment to claimants.

Rockwell maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. We have initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, we expect to recover the majority of defense and indemnity costs we have incurred to date, over and above self-insured retentions, and a substantial portion of the costs for defending asbestos claims going forward.

ArvinMeritor has not established reserves for pending or future claims or for corresponding recoveries for Rockwell-legacy asbestos-related claims and defense and indemnity costs related to these claims are expensed as incurred. Reserves have not been established because management cannot reasonably estimate the ultimate liabilities for these costs, primarily because we do not have a sufficient history of claims settlement and defense costs from which to develop reliable assumptions. The uncertainties of asbestos claim litigation and resolution of the litigation with our insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending these asbestos claims, we do not believe these lawsuits will have a material adverse effect on our financial condition. Rockwell was not a member of the CCR and handled its asbestos-related claims using its own litigation counsel. As a result, we do not have any additional potential liabilities for committed CCR settlements in connection with the Rockwell-legacy cases.

Environmental — We record liabilities for environmental issues in the accounting period in which our responsibility and remediation plans are established and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, we record a liability for our allocable share of costs related to our involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. At environmental sites in which we are the only potentially responsible party, a liability is recorded for the total estimated costs of remediation before consideration of recovery from insurers or other third parties. The ultimate cost with respect to our environmental obligations could significantly exceed the costs we have recorded as liabilities.

Significant factors considered by management when estimating environmental reserves include:

•	Evaluations of current law and existing technologies;

•	The outcome of discussions with regulatory agencies;

•	Physical and scientific data at the site;

•	Government regulations and legal standards; and

•	Proposed remedies and technologies.

Goodwill — Goodwill is reviewed for impairment annually or more frequently if certain indicators arise, by using discounted cash flows and market multiples on earnings to determine the fair value of each reporting unit. An impairment loss may be recognized if the review indicates that the carrying value of a reporting unit exceeds its fair value. If business conditions or other factors cause the profitability and cash flows of the reporting unit to decline, we may be required to record impairment charges for goodwill at that time. Significant factors considered by management when evaluating goodwill for impairment include:

•	Fair value of the reporting unit, including developing estimates of future cash flows and market multiples;

•	Discount rate; and

•	As required, an allocation of the reporting unit’s fair value to the underlying net assets of the reporting unit.

Impairment of Long-Lived Assets — Long-lived assets, excluding goodwill, to be held and used are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when the long-lived assets’ carrying value exceeds the fair value. If business conditions or other factors cause the profitability and cash flows to decline, we may be required to record impairment charges at that time. Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Significant judgments and estimates used by management when evaluating long-lived assets for impairment include:

•	An assessment as to whether an adverse event or circumstance has triggered the need for an impairment review; and

•	Undiscounted future cash flows generated by the asset.

Income Taxes — Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that the deferred tax asset will be realized, no valuation allowance is recorded. Management judgment is required in determining the company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the company’s net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. Significant judgments, estimates and factors considered by management in its determination of the probability of the realization of deferred tax assets include:

•	Historical operating results;

•	Expectations of future earnings;

•	Tax planning strategies; and

•	The extended period of time over which the retirement medical and pension liabilities will be paid.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement also establishes fair value for share based payment transactions with employees. The company began expensing the fair value of stock options in fiscal year 2003. In addition, the company expenses stock compensation granted to retirement eligible employees ratably over the respective vesting period. Upon adoption of FAS 123(R), the company will recognize compensation expense associated with grants to retirement eligible employees in the period granted. This statement is effective for the company in the first quarter of fiscal year 2006 and is not expected to have a material effect on its financial condition or results of operations.

In December 2004, the FASB issued Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the 2004 Act) provides tax relief to U.S. domestic manufacturers under certain circumstances. The FSP states that the manufacturers’ deduction under the 2004 Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate deduction. The adoption of FSP FAS 109-1 did not have an impact on the company’s results of operations or financial position.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004.” The 2004 Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The FSP addresses whether a company should be allowed additional time beyond the financial reporting period in which the 2004 Act was enacted, to evaluate the effects of the 2004 Act on the company’s plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We are still evaluating the repatriation provisions of the 2004 Act for purposes of applying SFAS No. 109. This evaluation is expected to be completed in fiscal year 2006. The range of income tax effects of such repatriation cannot be reasonably estimated at this time.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), and requires that these items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to inventory be based on the normal capacity of the company’s manufacturing facilities. SFAS No. 151 is effective for the company in the first quarter of fiscal year 2006. The company is evaluating the impact of adopting this standard.

Accounting Changes

Prior to the fourth quarter of fiscal year 2004, certain CVS inventories in the U.S. were valued using the last-in, first-out (LIFO) method. During the fourth quarter of fiscal year 2004, the company changed its method of costing these inventories to the first-in, first-out (FIFO) method from LIFO. As a result, all U.S. inventories are now stated at the lower of cost, determined on a FIFO basis, or market. We believe this change is preferable as it results in inventories being valued in a manner which more closely approximates current costs and better matches revenues with costs of goods sold. In accordance with accounting principles generally accepted in the U.S., all prior periods have been restated to give retroactive effect to this change. The effect of this change decreased net income in 2003 by $3 million ($0.04 per diluted share).

International Operations

Approximately 49 percent of the company’s total assets, excluding assets of discontinued operations, as of September 30, 2005, and 49 percent of fiscal 2005 sales from continuing operations were outside North America. Management believes that international operations have significantly benefited the financial performance of the company. However, our international operations are subject to a number of risks inherent in operating abroad. There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to global market risks including foreign currency exchange rate risk related to our transactions denominated in currencies other than the U.S. dollar and interest rate risk associated with our debt.

In the fourth quarter of fiscal year 2004 we implemented a foreign currency cash flow hedging program to help reduce our exposure to changes in exchange rates. We use foreign currency forward contracts to manage the exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this program, we have designated the foreign currency contracts (the “contracts”) as cash flow hedges of underlying foreign currency forecasted purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Income (AOCI) in the statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12 months. Prior to this program, we used foreign exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables but did not designate these contracts as hedges for accounting purposes. These contracts were generally of short duration (less than three months). It is difficult to predict the impact the euro and other currencies will have on our sales and operating income in the upcoming year.

We also use interest rate swaps to manage the proportion of variable rate debt to fixed rate debt. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes.

Sensitivity Analysis: We use sensitivity models to calculate the fair value and cash flow impact that a hypothetical change in market currency rates and interest rates would have on derivative and debt instruments. Actual gains or losses in the future may differ significantly from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company’s actual exposures. The results of the sensitivity analysis are as follows (in millions):

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase/ (Decrease) on
Market Risk
Foreign Currency Sensitivity:
Forward contracts (1)	$5.4	$(5.4)	Fair Value
Foreign currency denominated debt	$(3.0)	$3.0	Fair Value

Interest Rate Sensitivity:
Debt — fixed rate	$(34.4)	$36.7	Fair Value
Debt — variable rate	$(3.2)	$3.2	Cash Flow

Interest rate swaps (pay variable, receive fixed)	$(5.6)	$5.6	Fair Value

(1)	Includes only the risk related to the derivative instruments that serve as hedges and does not include the risk related to the underlying hedged item or on other operating transactions. The analyses assume overall derivative instruments and debt levels remain unchanged for each hypothetical scenario

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of ArvinMeritor, Inc.
Troy, Michigan

We have audited the accompanying consolidated balance sheets of ArvinMeritor, Inc. (the “company”) as of September 30, 2005 and 2004, and the related consolidated statements of operations, cash flows and shareowners’ equity for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ArvinMeritor, Inc. as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2004 the company changed its method of determining the cost of certain inventories from the last-in, first-out method to the first-in, first-out method and retroactively restated the 2003 consolidated financial statements for the change.

As also discussed in Note 2 to the consolidated financial statements, effective July 1, 2003, the company changed its method of accounting for its interests in variable interest entities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Detroit, Michigan
November 15, 2005

ARVINMERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)

	Year Ended September 30,
	2005	2004	2003
Sales	$8,903	$8,033	$6,723
Cost of sales	(8,267)	(7,366)	(6,132)
GROSS MARGIN	636	667	591
Selling, general and administrative	(376)	(385)	(340)
Restructuring costs	(117)	(15)	(20)
Gain on divestitures, net	4	20	15
Customer bankruptcies	(10)	—	—
Environmental remediation costs	(7)	(11)	—
Costs for withdrawn tender offer	—	(16)	—
OPERATING INCOME	130	260	246
Equity in earnings of affiliates	28	19	8
Gain on sale of marketable securities	—	7	—
Interest expense, net and other	(127)	(107)	(104)
INCOME BEFORE INCOME TAXES	31	179	150
Benefit (provision) for income taxes	5	(44)	(45)
Minority interests	(3)	(8)	(5)
INCOME FROM CONTINUING OPERATIONS	33	127	100
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(21)	(169)	37
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	12	(42)	137
Cumulative effect of accounting change, net of tax	—	—	(4)
NET INCOME (LOSS)	$12	$(42)	$133

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.48	$1.89	$1.50
Discontinued operations	(0.31)	(2.51)	0.55
Cumulative effect of accounting change	—	—	(0.06)
Basic earnings (loss) per share	$0.17	$(0.62)	$1.99

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.47	$1.85	$1.48
Discontinued operations	(0.30)	(2.46)	0.54
Cumulative effect of accounting change	—	—	(0.06)
Diluted earnings (loss) per share	$0.17	$(0.61)	$1.96

Basic average common shares outstanding	68.5	67.4	66.9
Diluted average common shares outstanding	69.9	68.6	67.9

See Notes to Consolidated Financial Statements.

ARVINMERITOR, INC.
CONSOLIDATED BALANCE SHEET
(In millions)

	September 30,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$187	$132
Receivables, net	1,655	1,478
Inventories	541	523
Other current assets	256	238
Assets of discontinued operations	531	615
TOTAL CURRENT ASSETS	3,170	2,986
NET PROPERTY	1,013	1,032
GOODWILL	801	808
OTHER ASSETS	886	813
TOTAL ASSETS	$5,870	$5,639
LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$131	$3
Accounts payable	1,483	1,366
Other current liabilities	667	622
Liabilities of discontinued operations	242	282
TOTAL CURRENT LIABILITIES	2,523	2,273
LONG-TERM DEBT	1,451	1,487
RETIREMENT BENEFITS	754	583
OTHER LIABILITIES	209	247
MINORITY INTERESTS	58	61
SHAREOWNERS’ EQUITY:
Common stock (2005, 71.0 shares issued and 70.3 outstanding; 2004, 71.0 shares issued and 69.5 outstanding)	71	71
Additional paid-in capital	580	569
Retained earnings	579	595
Treasury stock (2005, 0.7 shares; 2004, 1.5 shares)	(10)	(22)
Unearned compensation	(13)	(15)
Accumulated other comprehensive loss	(332)	(210)
TOTAL SHAREOWNERS’ EQUITY	875	988
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$5,870	$5,639

See Notes to Consolidated Financial Statements.

ARVINMERITOR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2005	2004	2003
OPERATING ACTIVITIES
Income from continuing operations	$33	$127	$100
Adjustments to income from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	182	183	185
Gain on divestitures and marketable securities, net	(4)	(27)	(15)
Restructuring costs, net of payments	75	(3)	6
Deferred income tax	(119)	19	(36)
Equity in earnings of affiliates, net of dividends	(10)	(4)	11
Stock compensation expense	24	16	16
Provision for doubtful accounts	19	19	8
Pension and retiree medical expense	110	130	99
Pension and retiree medical contributions	(164)	(212)	(163)
Proceeds from terminations of interest rate swaps	22	—	—
Changes in receivable securitization and factoring	(19)	(187)	90
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments, and discontinued operations:
Receivables	(196)	(89)	(30)
Inventories	(21)	(59)	(12)
Accounts payable	150	218	15
Other current assets and liabilities	15	41	(69)
Other assets and liabilities	2	3	27
Operating cash flows provided by continuing operations	99	175	232
Operating cash flows provided by (used for) discontinued operations	(131)	44	42
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(32)	219	274

INVESTING ACTIVITIES
Capital expenditures	(146)	(152)	(173)
Acquisitions of businesses and investments, net of cash acquired	(31)	(3)	(107)
Proceeds from disposition of property and businesses	49	85	104
Proceeds from sale of marketable securities	—	18	—
Net investing cash flows provided by (used for) discontinued operations	153	(68)	(15)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	25	(120)	(191)

FINANCING ACTIVITIES
Net increase (decrease) in revolving credit facilities	—	(53)	26
Borrowings on accounts receivable securitization program	112	—	—
Purchase of notes	(21)	—	—
Payments on lines of credit and other	(5)	(2)	(55)
Net change in debt	86	(55)	(29)
Payment of issuance costs associated with debt exchange	(10)	—	—
Cash dividends	(28)	(28)	(27)
Proceeds from exercise of stock options	6	6	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	54	(77)	(56)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH	8	7	20
CHANGE IN CASH AND CASH EQUIVALENTS	55	29	47
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	132	103	56
CASH AND CASH EQUIVALENTS AT END OF YEAR	$187	$132	$103

See Notes to Consolidated Financial Statements.

ARVINMERITOR, INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(In millions, except per share amounts)

	Year Ended September 30,
	2005	2004	2003
COMMON STOCK	$71	$71	$71
ADDITIONAL PAID-IN CAPITAL
Beginning balance	569	561	554
Stock option expense	5	7	7
Exercise of stock options	1	—	—
Issuance of restricted stock and other	5	1	—
Ending balance	580	569	561
RETAINED EARNINGS
Beginning balance	595	665	559
Net income (loss)	12	(42)	133
Cash dividends (per share $0.40: 2005, 2004 and 2003)	(28)	(28)	(27)
Ending balance	579	595	665
TREASURY STOCK
Beginning balance	(22)	(37)	(46)
Exercise of stock options	5	6	—
Issuance of restricted stock	5	11	9
Other	2	(2)	—
Ending balance	(10)	(22)	(37)
UNEARNED COMPENSATION
Beginning balance	(15)	(12)	(12)
Issuance of restricted stock	(7)	(16)	(9)
Compensation expense	10	11	9
Other	(1)	2	—
Ending balance	(13)	(15)	(12)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance	(210)	(323)	(356)
Foreign currency translation adjustments	22	112	212
Minimum pension liability, net of tax	(143)	1	(182)
Unrealized gains, net of tax	(1)	—	3
Ending balance	(332)	(210)	(323)
TOTAL SHAREOWNERS’ EQUITY	$875	$988	$925
COMPREHENSIVE INCOME
Net income (loss)	12	(42)	133
Foreign currency translation adjustments	22	112	212
Minimum pension liability, net of tax	(143)	1	(182)
Unrealized gains, net of tax	(1)	—	3
TOTAL COMPREHENSIVE INCOME (LOSS)	$(110)	$71	$166

See Notes to Consolidated Financial Statements.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

ArvinMeritor, Inc. (the company or ArvinMeritor) is a global supplier of a broad range of integrated systems, modules and components serving light vehicle, commercial truck, trailer and specialty original equipment manufacturers (OEM) and certain aftermarkets.

The company’s Light Vehicle Aftermarket (LVA) business is classified as held for sale and presented as discontinued operations in the financial statements and related notes (see Note 3). The company sold its coil coating business in the first quarter of fiscal year 2005. The coil coating business is classified as held for sale and presented in discontinued operations for periods prior to the sale.

The company’s fiscal quarters end on the Sundays nearest December 31, March 31, and June 30 and its fiscal year ends on the Sunday nearest September 30. The 2005, 2004 and 2003 fiscal years ended on October 2, 2005, October 3, 2004 and September 28, 2003, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters unless otherwise stated. Fiscal years 2005 and 2003 include 52 weeks compared to 53 weeks in fiscal year 2004.

2.    SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates and assumptions were used to value goodwill and other long-lived assets (see Note 3 and 4), product warranty liabilities (see Note 13), retiree medical and pension obligations (see Notes 19 and 20), income taxes (see Note 21), and contingencies including asbestos and environmental matters (see Note 22).

Consolidation and Joint Ventures

The consolidated financial statements include the accounts of the company and those majority-owned subsidiaries in which the company has control. All significant intercompany balances and transactions are eliminated in consolidation. The balance sheet and results of operations of controlled subsidiaries where ownership is greater than 50 percent, but less than 100 percent, are included in the consolidated financial statements and are offset by a related minority interest expense and liability recorded for the minority interest ownership. Investments in affiliates that are not controlled or majority-owned are reported using the equity method of accounting (see Note 12). The company’s consolidated financial statements also include those variable interest entities in which the company holds a variable interest and is the primary beneficiary.

Foreign Currency

Local currencies are generally considered the functional currencies for operations outside the U.S. For operations reporting in local currencies, assets and liabilities are translated at year-end exchange rates with cumulative currency translation adjustments included as a component of Accumulated Other Comprehensive Loss in the consolidated balance sheet. Income and expense items are translated at average rates of exchange during the year.

Impairment of Long-Lived Assets

Long-lived assets, excluding goodwill, to be held and used are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when a long-lived asset’s carrying value exceeds the fair value. If business conditions or other factors cause the profitability and cash flows to decline, the company may be required to record impairment charges at that time. During fiscal year 2005, the company recorded $31 million of asset impairment charges associated with various restructuring actions

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(see Note 4). Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. In the fourth quarter of fiscal year 2005, the company recognized a non-cash impairment charge of $43 million ($0.40 per diluted share) to record certain LVA businesses at fair value, less cost to sell (see Note 3).

Discontinued Operations

A business component that either has been disposed of or is classified as held for sale is reported as discontinued operations if the cash flows of the component have been or will be eliminated from the ongoing operations of the company and the company will no longer have any significant continuing involvement in the business component. The results of operations of discontinued operations are aggregated and presented separately in the consolidated statement of operations and consolidated statement of cash flows. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the consolidated balance sheet (see Note 3).

Goodwill

Goodwill is reviewed for impairment annually or more frequently if certain indicators arise, by using discounted cash flows and market multiples on earnings to determine the fair value of each reporting unit. An impairment loss may be recognized if the review indicates that the carrying value of a reporting unit exceeds its fair value. If business conditions or other factors cause the profitability and cash flows of the reporting unit to decline, the company may be required to record impairment charges for goodwill at that time. In the fourth quarter of fiscal 2004, the company recognized a non-cash impairment loss of $190 million ($2.77 per diluted share) on goodwill of the LVA reporting unit (see Note 3).

Revenue Recognition

Revenues are recognized upon shipment of product and transfer of ownership to the customer. Provisions for customer sales allowances and incentives are recorded as a reduction of sales at the time of product shipment. The company recognizs “pass-through” sales for certain of its OEM customers. These pass-through sales occur when, at the direction of the OEM customers, the company purchases components from suppliers, use them in the company’s manufacturing process, and sells them as part of a completed system.

Allowance for Doubtful Accounts

An allowance for uncollectible trade receivables is recorded based on consideration of write-off history, aging analysis, and any specific, known troubled accounts.

Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each year. The diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock and performance share awards.

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	September 30,
	2005	2004	2003
Basic average common shares outstanding	68.5	67.4	66.9
Impact of restricted stock	1.1	0.9	0.9
Impact of stock options	0.3	0.3	0.1
Diluted average common shares outstanding	69.9	68.6	67.9

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2005, 2004 and 2003, options to purchase 3.8 million, 1.7 million and 3.7 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

Other

Other significant accounting policies are included in the related notes, specifically, inventories (Note 8), customer reimbursable tooling and engineering (Note 9), property and depreciation (Note 10), capitalized software (Note 11), product warranties (Note 13), financial instruments (Note 16), stock based compensation (Notes 17 and 18), retirement medical plans (Note 19), retirement pension plans (Note 20), income taxes (Note 21) and environmental and asbestos-related liabilities (Note 22).

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement also establishes fair value for share-based payment transactions with employees. The company began expensing the fair value of stock options in fiscal year 2003. In addition, the company has expensed stock compensation granted to retirement eligible employees ratably over the respective vesting period. Upon adoption of SFAS No. 123(R), the company will recognize compensation expense associated with grants to retirement eligible employees in the period granted. This statement is effective for the company in the first quarter of fiscal year 2006 and is not expected to have a material effect on its financial condition or results of operations.

In December 2004, the FASB issued Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the 2004 Act) provides tax relief to U.S. domestic manufacturers under certain circumstances. The FSP states that the manufacturers’ deduction under the 2004 Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate deduction. The adoption of FSP FAS 109-1 did not have an impact on the company’s results of operations or financial position.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004.” The 2004 Act introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The FSP addresses whether a company should be allowed additional time beyond the financial reporting period in which the 2004 Act was enacted, to evaluate the effects of the 2004 Act on the company’s plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The company is still evaluating the repatriation provisions of the 2004 Act for purposes of applying SFAS No. 109. This evaluation is expected to be completed in fiscal year 2006. The range of income tax effects of such repatriation cannot be reasonably estimated at this time.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), and requires that these items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to inventory be based on the normal capacity of the company’s manufacturing facilities. SFAS No. 151 is effective for the company in the first quarter of fiscal year 2006. The company is evaluating the impact of adopting this standard.

Accounting Changes

Prior to the fourth quarter of fiscal 2004, certain inventories in the U.S. were valued using the last-in, first-out (LIFO) method. During the fourth quarter of fiscal 2004, the company changed its method of costing these inventories to the first-in, first-out (FIFO) method from LIFO. As a result, all U.S. inventories are now stated at

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the lower of cost, determined on a FIFO basis, or market. The company believes this change is preferable as it results in inventories being valued in a manner that more closely approximates current costs and better matches revenues with costs of goods sold. In accordance with accounting principles generally accepted in the U.S., all prior periods were restated to give retroactive effect to this change. The effect of this change decreased net income in fiscal year 2003 by $3 million ($0.04 per diluted share).

Effective July 1, 2003 the company adopted FASB Interpretation No. (FIN) 46. The company determined that an entity related to one of its lease agreements is a variable interest entity in which the company had a variable interest. The variable interest entity’s purpose is to hold certain manufacturing and administrative assets and lease such assets to the company. As the primary beneficiary, the company consolidated the variable interest entity. Management concluded that the company held a variable interest in the form of a residual value guarantee for which the company is obligated at the end of the lease agreement. Upon adoption, the company recorded a $6 million charge ($4 million after-tax, or $0.06 per diluted share) as a cumulative effect of accounting change for the difference between the net book value of the leased assets and the company’s obligation under the lease. The effect of adopting this accounting change on the company’s financial position was to increase property and other assets by $50 million and increase long-term debt by $54 million. Proceeds from the sale of the company’s exhaust tube manufacturing facility were used to pay down $23 million of this debt (see Note 5). Information related to the company’s leases is included in Note 15. In addition, management has determined that a wholly owned finance subsidiary trust of the company is a variable interest entity in which the company is not the primary beneficiary. As a result, the company no longer consolidates the trust. There was no impact to the company’s financial position or results of operations as a result of the de-consolidation of the trust (see Note 15).

3.    DISCONTINUED OPERATIONS

In October 2004, the company announced plans to divest its LVA business. This plan is part of the company’s long-term strategy to focus on core competencies and support its global light vehicle systems original equipment manufacturing (OEM) customers and its commercial vehicle systems OEM and aftermarket customers. LVA supplies exhaust, ride control, motion control and filter products, as well as other automotive parts to the passenger car, light truck and sport utility vehicle aftermarket. LVA is reported as discontinued operations. Accordingly, net property and amortizable intangible assets are no longer being depreciated or amortized. Due to evolving industry dynamics, the timeframe to complete the divestiture of LVA has extended into fiscal year 2006.

In November 2004, the company completed the sale of its coil coating business, Roll Coater, Inc., a wholly owned subsidiary which supplied coil coating services and other value-added metal processing services to the transportation, appliance, heating and cooling, construction, doors and other industries. Cash proceeds from the sale were $163 million, resulting in a $2 million after-tax gain, which is recorded in loss from discontinued operations.

Results of the discontinued operations are summarized as follows (in millions):

	September 30,
	2005	2004	2003
Sales:
Light Vehicle Aftermarket	$885	$884	$899
Roll Coater	28	197	166
Total Sales	$913	$1,081	$1,065

Income before income taxes	$(20)	$(150)	$59
Benefit (provision) for income taxes	2	(16)	(22)
Minority interests	(3)	(3)	—
Income (loss) from discontinued operations	$(21)	$(169)	$37

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities of the discontinued operations are summarized as follows (in millions):

	September 30,
	2005	2004
Current assets	$367	$299
Net property	136	288
Other assets	28	28
Assets of discontinued operations	$531	$615

Current liabilities	$201	$228
Other liabilities	33	45
Minority interests	8	9
Liabilities of discontinued operations	$242	$282

In the fourth quarter of fiscal year 2005, management concluded that it is more likely that LVA’s North American businesses will be sold individually rather than as a whole. Although management believes that this strategy will not have a material impact on the aggregate value expected to be realized from the divestiture of LVA, it did require the company, for accounting purposes, to evaluate fair value on an individual business basis rather than LVA North America as a whole. This resulted in a non-cash impairment charge of $43 million ($28 million after-tax, or $0.40 per diluted share) to record certain LVA North American businesses at fair value. The company’s previous strategy was to sell the North American LVA business as a whole. Accordingly, the company’s previous analysis of impairment was on the total North American business. This analysis indicated that the aggregate fair value of the North LVA American business, when taken as a whole, exceeded its carrying value.

In fiscal year 2005, LVA entered into a five-year exclusive supply agreement with a significant customer to supply certain exhaust and ride control products. As part of the supply agreement, LVA incurred certain costs to changeover the customer to LVA products. LVA recognizes these costs, known as changeover costs, as selling expenses in the period the changeover occurs. LVA recognized approximately $6 million of after-tax changeover costs as expense in fiscal year 2005.

The company’s fiscal 2004 annual goodwill impairment review indicated the carrying value of the LVA reporting unit exceeded its fair value. Increased competition, difficult market conditions, particularly in the exhaust market, and higher raw material costs resulted in a decline in fair value in fiscal 2004. As a result, in the fourth quarter of fiscal 2004, the company recognized a goodwill impairment charge of $190 million ($190 million after-tax or $2.77 per diluted share) in its LVA reporting unit. The fair value of LVA was estimated using earnings multiples based on precedent transactions of comparable companies and the expected present value of future cash flows.

In order to reduce costs and improve profitability resulting from weakening demand in the aftermarket business, LVA recorded restructuring costs totaling $2 million, $3 million and $2 million during fiscal years 2005, 2004 and 2003, respectively. These restructuring costs are included in the results of discontinued operations for each respective period. At September 30, 2005 and 2004, there were $2 million of restructuring reserves related to unpaid employee termination benefits included in liabilities of discontinued operations.

4.    RESTRUCTURING COSTS

The company recorded restructuring charges of $117 million, $15 million and $20 million during the fiscal years ended September 30, 2005, 2004 and 2003, respectively. At September 30, 2005 and 2004, there was $56 million and $10 million, respectively, of restructuring reserves related to unpaid employee termination benefits in the consolidated balance sheet.

Fiscal year 2005 actions:  During fiscal year 2005, the company announced the elimination of approximately 400 to 500 salaried positions and approved plans to consolidate, downsize, close or sell certain underperforming

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

businesses or facilities. These actions are intended to align capacity with industry conditions, utilize assets more efficiently, and improve operations. In addition to the elimination of 400 to 500 salaried employees across the entire company, these actions will result in the reduction of an additional 300 salaried and 1,550 hourly employees at 11 global facilities that have been or will be closed, primarily in the Light Vehicle Systems (LVS) business segment. The total estimated cost of these actions is approximately $135 million, of which approximately $110 million will be cash costs. Estimated costs include employee severance and other exit costs, as well as asset impairments. The company recorded restructuring costs of $101 million related to these actions during fiscal year 2005. These costs included $71 million of employee termination benefits, $26 million of asset impairment charges and $4 million of other closure costs. Asset impairment charges relate to manufacturing facilities that will be closed or sold and machinery and equipment that have become idle and obsolete as a result of the facility closures. The company expects to complete the majority of these restructuring actions and record the remaining costs by December 2006. At September 30, 2005, approximately 200 salaried and 650 hourly employees have yet to be notified and terminated.

During the first quarter of fiscal year 2005, Meritor Suspensions Systems Company (MSSC), a 57-percent owned consolidated joint venture of the company, announced the decision to close its Sheffield, England, stabilizer bar facility. The LVS business segment has recorded restructuring and other exit costs of approximately $9 million related to this action during fiscal year 2005. This included employee termination and other exit costs of approximately $4 million and asset impairment charges of $5 million. The employee termination costs related to a reduction of approximately 10 salaried and 125 hourly employees.

The LVS business segment also recorded during fiscal year 2005 restructuring costs for previously approved employee terminations and other expenses of $7 million. These costs related to a reduction in workforce in the company’s operations in Spain and the consolidation of two facilities in Brazil. These actions resulted in the reduction of 10 salaried and 230 hourly employees.

Also in fiscal year 2005, the company recorded restructuring costs of $4 million that were incurred as a result of the integration of the two consolidated joint ventures with AB Volvo into the Commercial Vehicle Systems (CVS) business. These costs relate to severance and other termination benefits, associated with approximately 20 employees, and other restructuring costs of the joint ventures. The formation of the joint ventures were accounted for using the purchase method of accounting and these restructuring costs were reflected in the purchase price allocation (see Note 5).

Fiscal year 2004 actions:  The company recorded restructuring costs of $10 million during fiscal year 2004 related to workforce reductions and facility consolidations in its LVS business segment. These actions follow the management realignment of the company’s LVS business and were also intended to address the competitive challenges in the automotive supplier industry. These costs included severance and other employee termination costs related to a reduction of approximately 50 salaried and 575 hourly employees. In addition, the company recorded $1 million of restructuring costs relating to the integration of Zeuna Stärker GmbH & Co. KG (Zeuna Stärker) in fiscal year 2004 as part of the final purchase price allocation (see Note 5).

During fiscal year 2004, the company also recorded restructuring charges totaling $5 million associated with certain administrative and managerial employee termination costs.

Fiscal year 2003 actions:  In fiscal year 2003, the company approved workforce reductions and facility consolidations in its LVS business segment. These measures followed the management realignment of the company’s LVS business and were also intended to address the competitive challenges in the automotive supplier industry. LVS recorded restructuring costs related to these programs of $19 million. These costs included severance and other employee termination costs related to a reduction of approximately 250 salaried and 400 hourly employees and asset impairment charges of $8 million.

Also in fiscal year 2003, the company recorded restructuring costs of $5 million that were incurred as a result of the integration of Zeuna Stärker into the LVS business. These costs relate to severance and other termination

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits associated with approximately 300 employees of Zeuna Stärker. The acquisition was accounted for using the purchase method of accounting and these restructuring costs were reflected in the purchase price allocation.

During fiscal year 2003, the company also recorded additional restructuring costs totaling $1 million associated with certain corporate administrative and managerial employee termination costs.

A summary of the changes in the restructuring reserves is as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Balance at September 30, 2002	$9	$—	$—	$9
Activity during the period:
Charges to expense	12	8	—	20
Purchase accounting	5	—	—	5
Asset write-offs	—	(8)	—	(8)
Cash payments	(14)	—	—	(14)
Balance at September 30, 2003	12	—	—	12
Activity during the period:
Charges to expense	15	—	—	15
Purchase accounting	1	—	—	1
Cash payments and other	(18)	—	—	(18)
Balance at September 30, 2004	10	—	—	10
Activity during the period:
Charges to expense	80	31	6	117
Purchase accounting	4	—	—	4
Asset write-offs	—	(31)	—	(31)
Cash payments and other	(38)	—	(6)	(44)
Balance at September 30, 2005	$56	$—	$—	$56

5.    ACQUISITIONS AND DIVESTITURES

On October 4, 2004, the company formed two joint ventures in France with AB Volvo to manufacture and distribute axles. The company acquired its 51-percent interest for a purchase price of €19.3 million ($25 million). Accordingly, beginning in the first quarter of fiscal year 2005, the results of operations and financial position of these joint ventures are consolidated by the company. The company has an option to purchase the remaining 49-percent interest in one of the joint ventures beginning in the first quarter of fiscal year 2008 for €15.7 million ($19 million) plus interest at EURIBOR rates, plus a margin. This option to purchase the minority interest is essentially a financing arrangement as the minority shareholder does not participate in any profits or losses of the joint venture. Therefore, this is recorded as a long-term obligation of the company which is included in other liabilities (see Note 14). Accordingly, no minority interest is recognized for the 49-percent interest in this joint venture. The company recorded $4 million of goodwill associated with the purchase price allocation. In September 2005, as part of the purchase agreement, the company purchased approximately $5 million of additional machinery and equipment from AB Volvo.

In December 2004, the company completed the divestiture of its LVS Columbus, Indiana automotive stamping and components manufacturing business and recognized a pre-tax gain on the sale of $4 million. This divestiture is part of the company’s plan to rationalize its operations and focus on its core automotive businesses. This manufacturing operation had sales of $83 million in fiscal year 2004.

As part of the company’s continuing strategy to divest non-core businesses, in the third quarter of fiscal 2004, the company completed the sale of its CVS trailer beam fabrication facility in Kenton, OH. The divestiture of this

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility is in line with the company’s strategy to be less vertically integrated and more focused on its core processes for the design and assembly of complete systems. This divestiture did not have a material impact on sales or net income. Net proceeds from this divestiture were approximately $14 million.

In the second quarter of fiscal year 2004, the company completed the sale of its 75-percent shareholdings in AP Amortiguadores, S.A. (APA), a LVS joint venture that manufactured ride control products. Net proceeds from the sale were $48 million, resulting in a pre-tax gain of $20 million.

In 1998, the company acquired a 49-percent interest in Zeuna Stärker, a German air and emissions systems company. In the second quarter of fiscal year 2003, the company purchased the remaining 51-percent interest in Zeuna Stärker for a net purchase price of $69 million. The company recorded $111 million of goodwill associated with the purchase price allocation. Incremental sales from Zeuna Stärker were $203 million and $550 million in fiscal years 2004 and 2003, respectively.

The company divested its LVS exhaust tube manufacturing facility during the fourth quarter of fiscal year 2003. This divestiture is part of the company’s long-term strategy to be less vertically integrated and to focus on core competencies. The company received $67 million in cash, resulting in a pre-tax gain of $36 million. The company will continue to purchase exhaust tubing from the buyer under a supply agreement that expires in 2006. Management concluded that due to the supply agreement terms, a portion of the gain should be deferred and recognized as a reduction of cost of sales over the supply agreement term. During fiscal year 2003, $20 million ($14 million after-tax, or $0.21 per diluted share) of the gain was recognized as a gain on divestiture, with the remaining amount to be recognized in fiscal years 2004 through 2006. This transaction had no material impact on the consolidated sales of the company. In connection with this transaction, the company used $23 million of the proceeds to repay a portion of long term debt associated with this facility.

The company completed the sale of net assets related to the manufacturing and distribution of its CVS off-highway planetary axle products in the second quarter of fiscal year 2003 for $36 million and recorded a pre-tax loss of $5 million. The company did not consider these products core to its commercial vehicle systems business.

6.    ACCOUNTS RECEIVABLE SECURITIZATION AND FACTORING

The company participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. In September 2005, the company entered into a new $250 million accounts receivable securitization arrangement. Under the new arrangement, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet (see Note 15). As of September 30, 2005, the company had utilized $112 million of this accounts receivable securitization facility. Borrowings under this arrangement are collateralized by approximately $432 million of receivables held at ARC.

Prior to September 2005 the company participated in an accounts receivable securitization program wherein ARC entered into an agreement to sell an undivided interest in up to $250 million of eligible receivables to a bank conduit that funded its purchases through the issuance of commercial paper. The receivables under this program were sold at fair market value and excluded from the consolidated balance sheet. A discount on the sale, included in interest expense, net and other, of $4 million was recorded in fiscal year 2005 and $5 million was recorded in fiscal years 2004 and 2003. Including discontinued operations, the company utilized $24 million of this accounts receivable securitization facility as of September 30, 2004 and the banks had a preferential interest in $373 million of the remainder of the receivables held at ARC to secure the obligation under this accounts receivable securitization facility. The company did not have a retained interest in the receivables sold, but did perform collection and administrative functions. The gross amount of proceeds received from the sale of receivables under these programs was $1,308 million, $2,387 million and $2,711 million for fiscal years 2005, 2004 and 2003 respectively.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At September 30, 2005, the company was in compliance with all covenants.

The company previously participated in a European accounts receivable securitization program. The European program expired in March 2005. At September 30, 2004 the company had utilized €7 million ($8 million) of this accounts receivable securitization facility. As of September 30, 2004 the bank had a preferential interest in €1 million ($2 million) of receivables to secure the obligation under this securitization facility.

In addition, several of the company’s European subsidiaries factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored receivables excluded from accounts receivable were $23 million and $10 million at September 30, 2005 and 2004, respectively.

7.    DANA CORPORATION TENDER OFFER

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

8.    INVENTORIES

Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	September 30,
	2005	2004
Finished goods	$143	$170
Work in process	177	124
Raw materials, parts and supplies	221	229
Total	$541	$523

9.    OTHER CURRENT ASSETS

Other current assets are summarized as follows (in millions):

	September 30,
	2005	2004
Current deferred income tax assets (see Note 21)	$112	$117
Customer reimbursable tooling and engineering	69	62
Asbestos-related recoveries (see Note 22)	13	13
Assets held for sale	11	—
Prepaid and other	51	46
Other current assets	$256	$238

Costs incurred for tooling and engineering, principally for light vehicle products, for which customer reimbursement is contractually guaranteed, are classified as customer reimbursable tooling and engineering. These costs are billed to the customer based on the terms of the contract. Provisions for losses are provided at the time management expects costs to exceed anticipated customer reimbursements.

The company holds certain assets as held for sale. These assets primarily relate to CVS’ off-highway brake business (see Note 27) and land and buildings that have been previously closed through restructuring and other rationalization actions.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Property is summarized as follows (in millions):

	September 30,
	2005	2004
Property at cost:
Land and land improvements	$72	$72
Buildings	437	447
Machinery and equipment	1,727	1,688
Company-owned tooling	227	211
Construction in progress	70	79
Total	2,533	2,497
Less accumulated depreciation	(1,520)	(1,465)
Net Property	$1,013	$1,032

11.    OTHER ASSETS

Other assets are summarized as follows (in millions):

	September 30,
	2005	2004
Non-current deferred income tax assets (see Note 21)	$575	$428
Investments in non-consolidated joint ventures (see Note 12)	114	95
Long-term receivables	36	41
Prepaid pension costs (see Note 20)	26	23
Fair value of interest rate swaps (see Note 16)	—	36
Asbestos-related recoveries (see Note 22)	22	59
Capitalized software costs, net	30	36
Patents, licenses and other intangible assets (less accumulated amortization of $5 and $4 at September 30, 2005 and 2004, respectively)	23	33
Other	60	62
Other Assets	$886	$813

In accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the economic useful life of the software.

The company’s trademarks, which were determined to have an indefinite life, are not amortized. Patents, licenses and other intangible assets are amortized over their contractual or estimated useful lives, as appropriate. The company anticipates amortization expense for patents, licenses and other intangible assets of approximately $2 million for fiscal year 2006, $1 million in fiscal year 2007 and $1 million total for fiscal years 2008 through 2010.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.    INVESTMENTS IN NON-CONSOLIDATED JOINT VENTURES

The company’s significant non-consolidated joint ventures and related ownership interest at September 30, 2005 are as follows:

Meritor WABCO Vehicle Control Systems	50%
Master Sistemas Automotrices Limitada	49%
Suspensys Sistemas Automotivos Ltda.	24%
Sistemas Automotrices de Mexico S.A. de C.V.	50%
Ege Fren Sanayii ve Ticaret A.S.	49%
Automotive Axles Limited	36%
Arvin Sango, Inc.	50%
ArvinMeritor Sejong, LLC	50%
Shanghai ArvinMeritor Automotive Parts Co. Ltd.	50%

In fiscal year 2004, the company dissolved its transmission joint venture with ZF Freidrichshafen in favor of a marketing arrangement that allows the company to provide the Freedomline™ transmission family to its customers. As discussed in Note 5, in fiscal year 2003, the company purchased the remaining 51% interest in Zeuna Starker. Prior to this transaction, the company’s investment in Zeuna Starker was accounted for using the equity method of accounting. Also in fiscal year 2003, the company increased its ownership interest in Sistemas Automotrices de Mexico S.A. de C.V. to 50% from 40%.

The company’s investment in non-consolidated joint ventures was as follows (in millions):

	September 30,
	2005	2004
Light Vehicle Systems	$35	$31
Commercial Vehicle Systems	79	64
Total investment in non-consolidated joint ventures	$114	$95

The company’s equity in earnings of affiliates were as follows (in millions):

	2005	2004	2003
Light Vehicle Systems	$2	$2	$3
Commercial Vehicle Systems	26	17	5
Total equity in earnings of affiliates	$28	$19	$8

The summarized financial information presented below represents the combined accounts of the company’s non-consolidated joint ventures (in millions):

	September 30,
	2005	2004
Current assets	$366	$292
Non-current assets	199	162
Total assets	$565	$454

Current liabilities	$263	$211
Non-current liabilities	56	44
Total liabilities	$319	$255

	2005	2004	2003
Sales	$1,488	$1,100	$843
Gross profit	159	121	62
Net income	69	56	4

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends received from the company’s non-consolidated joint ventures were $18 million in fiscal 2005, $15 million in fiscal 2004 and $19 million in fiscal 2003.

The company had sales to its non-consolidated joint ventures of approximately $15 million, $29 million and $25 million in fiscal years 2005, 2004 and 2003, respectively. The company had purchases from its non-consolidated joint ventures of approximately $63 million, $45 million and $35 million in fiscal years 2005, 2004 and 2003, respectively. Additionally, the company leases space and provides certain administrative and technical services to various joint ventures. The amount collected by the company for such leases and services was not material to its results of operations or financial condition.

Amounts due from the company’s non-consolidated joint ventures were $19 million and $23 million at September 30, 2005 and 2004, respectively. Amounts due to the company’s non-consolidated joint ventures were $10 million and $4 million at September 30, 2005 and 2004, respectively.

13.    OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows (in millions):

	September 30,
	2005	2004
Compensation and benefits	$224	$274
Income taxes	164	107
Product warranties	55	60
Taxes other than income taxes	33	35
Restructuring (see Note 4)	56	10
Current deferred income tax liabilities (see Note 21)	21	20
Asbestos-related liabilities (see Note 22)	16	13
Interest	11	11
Environmental (see Note 22)	8	8
Other	79	84
Other current liabilities	$667	$622

The company’s CVS segment records product warranty costs at the time of shipment of products to customers. Warranty reserves are primarily based on factors that include past claims experience, sales history, product manufacturing and engineering changes and industry developments. Liabilities for product recall campaigns are recorded at the time the company’s obligation is known and can be reasonably estimated. Product warranties, including recall campaigns, not expected to be paid within one year are recorded as a non-current liability.

The company’s LVS segment records product warranty liabilities based on individual customer or warranty-sharing agreements. Product warranties are recorded for known warranty issues when amounts can be reasonably estimated.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in product warranties is as follows (in millions):

	2005	2004	2003
Total product warranties — beginning of year	$90	$83	$83
Accruals for product warranties	55	51	43
Accruals for product recall campaigns	—	—	1
Increase in product warranties due to acquisitions	—	20	7
Payments	(54)	(61)	(55)
Change in estimates and other	2	(3)	4
Total product warranties — end of year	93	90	83
Less: Non-current product warranties (see Note 14)	(38)	(30)	(30)
Product warranties — current	$55	$60	$53

In fiscal year 2004, the company, as a result of receiving the wrong grade of steel from one of its steel suppliers, manufactured and shipped certain products that were out of specification with various customers’ orders. The company was notified by a customer in fiscal year 2005 that it was initiating a field service campaign covering approximately 35,000 vehicles that were manufactured by the customer during the relevant time frame, prior to the aforementioned steel issue being identified and would expect the company to reimburse it for the cost of the campaign. Additionally, another customer has notified the company that it has initiated a field service campaign to replace an affected part in approximately 8,300 vehicles. Although this field service campaign is associated with the same steel issue and the same supplier, it relates to a different part on the vehicle. Associated with these matters, in fiscal year 2005, the company recorded a warranty charge of $4 million, net of probable recoveries from the supplier, which are recorded in receivables. The company is vigorously pursuing full recovery from the steel supplier associated with these matters. Based on the currently available facts and circumstances, the company does not believe the ultimate outcome of this matter, net of probable recoveries from the supplier, will have a material adverse effect on its financial position or results of operations.

As discussed in Note 12, the company dissolved its transmission joint venture with ZF Freidrichshafen in fiscal year 2004. As a result, the company reclassified $20 million of product warranties that were previously included in other long-term liabilities in the consolidated balance sheet.

14.    OTHER LIABILITIES

Other liabilities are summarized as follows (in millions):

	September 30,
	2005	2004
Asbestos (see Note 22)	$38	$61
Non-current deferred income tax liabilities (see Note 21)	23	59
Product warranties (see Note 13)	38	30
Environmental (see Note 22)	16	26
Long-term payable	57	33
Other	37	38
Other liabilities	$209	$247

As discussed in Note 5, the company recorded a long-term payable of €15.7 million ($19 million) plus interest to purchase the remaining 49-percent interest in one of the joint ventures formed with AB Volvo.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    LONG-TERM DEBT

Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	September 30,
	2005	2004
6-5/8 percent notes due 2007	$200	$199
6-3/4 percent notes due 2008	100	100
7-1/8 percent notes due 2009	91	150
6.8 percent notes due 2009	305	499
8-3/4 percent notes due 2012	380	400
8-1/8 percent notes due 2015	250	—
9.5 percent subordinated debentures due 2027	39	39
Bank revolving credit facilities	—	—
Accounts receivable securitization	112	—
Lines of credit and other	88	67
Fair value adjustment of notes	17	36
Subtotal	1,582	1,490
Less: current maturities	(131)	(3)
Long-term debt	$1,451	$1,487

Debt Securities

In September 2005, the company completed an offer to exchange $194 million of its previously outstanding $499 million 6.8 percent notes, due in 2009, and $59 million of its previously outstanding $150 million 7-1/8 percent notes, also due in 2009 for $253 million new 8-1/8 percent notes due in 2015. The exchange of the $194 million 6.8 percent notes was accounted for as an extinguishment of debt and, accordingly, $4 million was recognized in fiscal year 2005 as a loss on debt extinguishment and included in interest expense, net and other in the consolidated statement of operations. The loss on debt extinguishment primarily consisted of the premium paid to note holders to exchange their notes. The exchange of the $59 million 7-1/8 percent notes was accounted for as a debt exchange, and accordingly, the $3 million premium paid to exchange these notes was recorded as a discount and included as a reduction in the carrying value of the new notes.

In addition, during fiscal year 2005, the company terminated a portion of its outstanding interest rate swaps (see “Interest Rate Swaps” below) and used the proceeds to purchase, at a discount, $20 million and $1 million of the 8-3/4 percent notes and 6.8 percent notes, respectively, on the open market. In connection with the purchase of these notes, the company recognized approximately $1 million of the fair value adjustment of notes as a reduction of interest expense in fiscal year 2005.

The company previously filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities to be offered in one or more series on terms determined at the time of sale. At September 30, 2005 the company had $150 million of debt securities available for issuance under this shelf registration.

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to fiscal year 2003, the trust was consolidated by the company and the preferred capital securities were included in the consolidated balance sheet. During the fourth quarter of fiscal year 2003, the company adopted FIN 46. Under the provisions of FIN 46, it was determined that the trust is a variable interest entity in which the company does not have a variable interest and therefore is not the primary beneficiary. Upon adoption of FIN 46, the company no longer consolidates the trust that issued the $39 million of outstanding preferred capital securities, and has included in long-term debt $39 million of junior subordinated debentures due to the trust. There was no impact from the de-consolidation of the trust to the company’s financial position or results of operations.

Bank Revolving Credit Facilities

The company has a $900 million revolving credit facility that expires in 2008. Under the facility, borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company’s credit rating. At September 30, 2005, the margin over the LIBOR rate was 150 basis points, and the facility fee was 37.5 basis points. Certain of the company’s domestic subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the credit facility. The revolving credit facility includes a $150 million limit on the issuance of letters of credit. At September 30, 2005 and 2004, approximately $23 million and $24 million letters of credit, respectively, were issued.

The company, under the terms of an existing lease agreement, provided similar subsidiary guarantees for the benefit of the lessor, lenders and agent thereunder and voluntarily agreed to provide similar subsidiary guarantees for the benefit of the holders of the publicly-held notes outstanding under the company’s two indentures (see Note 26).

Accounts Receivable Securitization

In September 2005, the company entered into a new $250 million accounts receivable securitization arrangement. As discussed in Note 6, the company’s previous accounts receivable securitization facility expired in September 2005. Under the new arrangement, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ARC. ARC funds these purchases with borrowings under a loan agreement with a bank. The interest rate on borrowings under this arrangement was approximately 3.85 percent at September 30, 2005. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by $432 million of eligible receivables purchased and held by ARC.

Related Parties

A 57-percent owned consolidated joint venture of the company has a $7 million, 6.5-percent loan with its minority partner. The maturity date of this loan was extended in November 2005 to fiscal year 2009. This loan is included in long-term debt in the consolidated balance sheet.

The company also has an arrangement with a non-consolidated joint venture that allows the company to borrow funds from time to time, at LIBOR plus 50 basis points. No amounts were outstanding under this arrangement at September 30, 2005 and 2004.

Interest Rate Swap Agreements

In May 2005, the company terminated $262 million of its $300 million notional amount 8.75 percent interest rate swap and $22 million of its $100 million notional amount 6.8 percent interest rate swap. Proceeds from these terminations, including interest received, were $22 million. The fair value adjustment to the notes associated with these partially terminated swaps was $20 million, and is amortized to earnings as a reduction of interest expense over the remaining life of the debt. The fair value adjustment of the notes is classified in Long-Term Debt in the consolidated balance sheet. Simultaneously, the company executed new swap agreements that effectively convert $183 million notional amount of 8-3/4 percent notes and $15 million notional amount of 6.8 percent notes to variable

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rates. The new swap agreements had the same terms as the original agreements, and the fixed spread is approximately 140 basis points higher than in the original swap agreements.

As of September 30, 2005, the company had interest rate swap agreements that effectively convert $221 million of the company’s 8-3/4 percent notes and $93 million of the 6.8 percent notes to variable interest rates. The fair value of the swaps was not material as of September 30, 2005 and $36 million as of September 30, 2004, and is recorded in Other Assets. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent and 6.8 percent on notional amounts of $221 million and $93 million, respectively, and pays variable rates based on three-month LIBOR plus a weighted-average spread of 3.30 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other.

The company classifies the cash flows associated with its interest rate swaps in cash flows from operating activities in its consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

Leases

The company has entered into an agreement to lease certain manufacturing and administrative assets. Under the agreement, the assets are held by a variable interest entity. The variable interest entity’s purpose is to hold the manufatucring and administrative assets and lease such assets to the company. The company has determined that it has a variable interest in the variable interest entity, in the form of a $30 million residual value guarantee that obligates the company to absorb a majority of the variable interest entity’s losses. The assets and liabilities of this variable interest entity are included in the company’s consolidated balance sheet at September 30, 2005 and 2004 (see Note 2). Amounts outstanding under this agreement are collateralized by the $35 million of property and equipment being leased. The company also has various other operating leasing arrangements that are not with variable interest entities.

Future minimum lease payments under this lease and other operating leases are $22 million in 2006, $17 million in 2007, $14 million in 2008, $11 million in 2009, $8 million in 2010 and $5 million thereafter.

Covenants

The bank revolving credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. In addition, an operating lease requires the company to maintain financial ratios that are similar to those required under the company’s credit facilities. At September 30, 2005, the company was in compliance with all covenants.

16.    FINANCIAL INSTRUMENTS

The company’s financial instruments include cash and cash equivalents, short-term debt, long-term debt, interest rate swaps, and foreign exchange forward contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its interest rate and foreign exchange rate exposures. The company’s interest rate swap agreements are discussed in Note 15.

Foreign Exchange Contracts

The Company’s operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates. In the fourth quarter of fiscal 2004 the company implemented a foreign currency cash flow hedging program to reduce the company’s exposure to changes in exchange rates. The company uses foreign

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currency forward contracts to manage the company’s exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts.

Under this program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Income (AOCI) in the consolidated statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12 months. The company recognized gains on the contracts of approximately $14 million in the fiscal year ended September 30, 2005. The contracts were not significant to results of operations in fiscal year 2004. The impact to operating income associated with hedge ineffectiveness was not significant in fiscal years 2005 and 2004.

At September 30, 2005 and 2004, $2 million and $3 million of gains were recorded in AOCI, respectively. The company expects to reclassify this amount from AOCI to operating income during the next twelve months as the forecasted hedged transactions are recognized in earnings.

The company classifies the cash flows associated with the contracts in cash flows from operating activities in its consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

Prior to the inception of this program, the company elected not to designate the contracts as hedges, therefore, changes in the fair value of the contracts were recognized in operating income. The net income impact of recording these contracts at fair value in fiscal years 2004 and 2003 did not have a significant effect on the company’s results of operations.

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	September 30,
	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$187	$187	$132	$132
Interest rate swaps — asset	—	—	36	36
Foreign exchange contracts — asset	4	4	5	5
Foreign exchange contracts — liability	2	2	3	3
Short-term debt	131	131	3	3
Long-term debt	1,451	1,416	1,487	1,521

Cash and cash equivalents — All highly liquid investments purchased with maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments.

Interest rate swaps and foreign exchange forward contracts — Fair values are estimated by obtaining quotes from external sources.

Short-term debt — The carrying value of short-term debt approximates fair value because of the short maturity of these borrowings.

Long-term debt — Fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    SHAREOWNERS’ EQUITY

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

The company has reserved approximately 15.6 million shares of Common Stock in connection with its Long-Term Incentives Plan (LTIP), Directors Stock Plan, Incentive Compensation Plan, 1998 and 1988 Stock Benefit Plans, and Employee Stock Benefit Plan for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and stock awards to key employees and directors. At September 30, 2005, there were 2.2 million shares available for future grants under these plans.

Total compensation expense recognized for stock based compensation, excluding stock options, was $18 million in fiscal year 2005 and $9 million in fiscal years 2004 and 2003.

Restricted Stock

The company granted shares of restricted stock to certain employees in accordance with the LTIP and the Employee Stock Benefit Plan. The restricted stock is subject to continued employment by the employee and typically vests after three years. Restricted stock grants to officers and other employees are summarized as follows:

Grant Date	Grant Date Price	Number of Shares	Year Vested	Total Compensation		Recognition Period
July 2005 (1)	$18.81	37,500	2010	$1	million	5	years
April 2005 (2)	$15.36	55,000	2009	$1	million	4	years
December 2004 (3)	$21.49	266,000	2007	$6	million	3	years
August 2004 (4)	$18.48	150,000	2007	$3	million	3	years
January 2004 (5)	$23.80	561,700	2007	$13	million	3	years
November 2002 (5)	$15.32	572,300	2005	$9	million	3	years

(1)	Includes shares of restricted stock awarded to an officer of the company that vest over five years with 9,375 shares vesting in each of July 2008 and 2009, and 18,750 shares vesting in July 2010.

(2)	Includes shares of restricted stock awarded to another officer of the company that vest over four years with 7,500 shares vesting in each of April 2006, 2007, 2008, and 2009. Vesting of the remaining shares is subject to satisfaction of certain conditions related to the company’s financial performance.

(3)	Includes shares of restricted stock awarded to the company’s employees that vest in fiscal year 2007.

(4)	Includes shares of restricted stock awarded to the company’s chief executive officer with 25,000 shares vesting in each of August 2005 and 2006 and 50,000 shares vesting in August 2007. Vesting of the remaining shares is subject to satisfaction of conditions related to the company’s financial performance.

(5)	Includes shares of restricted stock awarded to the company’s officers. Vesting of these shares is also subject to satisfaction of certain conditions related to the company’s financial performance.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As the grant of restricted stock relates to future service, the total compensation expense is recorded as unearned compensation and is shown as a separate reduction of shareowners’ equity. The unearned compensation is expensed over the vesting period. The company granted the restricted stock from treasury shares, and cash dividends on the restricted stock are reinvested in additional shares of common stock during the vesting period.

Restricted and Performance Share Units

The company also grants restricted share units to non-employee members of the Board of Directors as annual grants under the 2004 Directors Stock Plan. In fiscal years 2005 and 2004, the company granted 57,375 and 28,200 restricted share units, respectively, to non-employee members of the Board of Directors. The grant date price of these stock based awards was $17.81 and $22.61, respectively.

In addition, the company grants restricted share units to employees. These share units typically vest over three years. The restricted share units are subject to continued employment by the employee. Compensation cost associated with share units is recognized ratably over the vesting period and the related liability is included in Retirement Benefits in the consolidated balance sheet. In fiscal year 2005, the company granted 48,300 restricted share units. The grant date price of these stock based awards was $21.49.

The company grants performance share units to officers. These share units typically vest over three years. The performance share units are also subject to satisfaction of certain conditions related to the company’s financial performance. Compensation cost associated with performance share units is recognized ratably over the vesting period and included in Retirement Benefits in the consolidated balance sheet. In fiscal year 2005, the company granted 387,800 performance share units. The grant date price of these stock based awards was $21.06.

Treasury Stock

The company accounts for treasury stock at cost. There were no purchases of treasury stock in fiscal years 2005, 2004 or 2003. During fiscal years 2005 and 2004, approximately 0.9 million and 1.0 million shares of treasury stock were issued in connection with the exercise of stock options and issuance of restricted stock under the company’s incentive plans.

Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss as reported in the Consolidated Balance Sheet and Statement of Shareowners’ Equity are as follows:

	Foreign Currency Translation	Minimum Pension Liability	Unrealized Gains	Total
Balance at September 30, 2002	$(244)	$(112)	$—	$(356)
2003 adjustment	212	(182)	—	30
Unrealized gain on marketable securities	—	—	3	3
Balance at September 30, 2003	(32)	(294)	3	(323)
2004 adjustment	112	1	—	113
Reclassification of unrealized gain	—	—	(3)	(3)
Deferred gain on cash flow hedges	—	—	3	3
Balance at September 30, 2004	80	(293)	3	(210)
2005 adjustment	22	(143)	—	(121)
Deferred gain on cash flow hedges	—	—	(1)	(1)
Balance at September 30, 2005	$102	$(436)	$2	$(332)

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    STOCK OPTIONS

Under the company’s incentive plans, stock options are granted at prices equal to the fair value on the date of grant and have a maximum term of 10 years. Stock options vest over a three year period from the date of grant. No stock options were granted during fiscal year 2005.

Information related to stock options is as follows (shares in thousands, exercise price represents a weighted average):

	2005		2004		2003
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding — beginning of year	5,883	$20.67	5,492	$21.29	4,890	$23.16
Granted	—	—	1,184	17.99	1,127	15.35
Exercised	(374)	16.38	(378)	16.05	(57)	16.31
Cancelled or expired	(329)	28.56	(415)	24.41	(468)	27.18
Outstanding — end of year	5,180	20.49	5,883	20.67	5,492	21.29

Exercisable — end of year	4,178	21.26	3,610	22.56	3,102	24.48

The following table provides additional information about outstanding stock options at September 30, 2005 (shares in thousands, exercise price represents a weighted average):

	Outstanding			Exercisable
Exercise Price Range	Shares	Remaining Years	Exercise Price	Shares	Exercise Price
$14.00 to $22.00	3,996	6.7	$17.72	2,994	$17.88
$22.01 to $33.00	996	2.7	28.22	996	28.22
$33.01 to $41.00	188	3.3	38.23	188	38.23
	5,180			4,178

Effective October 1, 2002, the company voluntarily changed its accounting for stock options granted under its various stock-based compensation plans and began expensing the fair value of stock options. Compensation expense is recognized for the non-vested portion of previously issued stock options, as well as for new grants of stock options. The company recorded compensation expense in fiscal year 2005 of $6 million and $7 million in fiscal years 2004 and 2003 associated with the expensing of stock options.

The weighted average fair values of options granted were $5.80 and $5.20 per share in fiscal 2004 and 2003, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2005	2004	2003
Average risk-free interest rate	N/A	3.1%	3.1%
Expected dividend yield	N/A	2.4%	1.7%
Expected volatility	N/A	41.0%	40.0%
Expected life (years)	N/A	5	5

19.    RETIREMENT MEDICAL PLANS

The company has retirement medical plans that cover the majority of its U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. These plans are unfunded.

In fiscal year 2004, the company approved changes to certain retiree medical plans. These plan amendments and the related impact are reflected in the accumulated postretirement benefit obligation (APBO) as of September 30,

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 and 2004. Beginning in April 2005, salaried retirees and certain non-union hourly retirees under age 65 who pay a portion of the cost for their coverage will contribute an increased share each year. The benefit currently provided by the company will be phased out by fiscal year 2023. For retirees age 65 and older, the company will no longer provide supplemental healthcare benefits to Medicare-eligible retirees beginning in January 2006.

The company’s retiree medical obligations are measured as of June 30. The following are the assumptions used in the measurement of the APBO and retiree medical expense:

	2005	2004	2003
Assumptions as of June 30
Discount rate	5.00%	6.25%	6.00%
Health care cost trend rate (weighted average)	9.00%	9.50%	8.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year ultimate rate is reached	2011	2011	2011

Since the company measures its retiree medical obligations at June 30, the assumptions noted above are used to calculate the APBO as of June 30 of the current fiscal year and retiree medical expense for the subsequent fiscal year.

The discount rate is used to calculate the present value of the APBO. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has typically used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a projection of health care costs as of the measurement date through 2011, at which time the health care trend rate is projected to be 5.0 percent. The company’s projection for fiscal year 2006 is an increase in health care costs of 9.0 percent.

The APBO as of the June 30 measurement date is summarized as follows (in millions):

	2005	2004
Retirees	$397	$395
Employees eligible to retire	11	10
Employees not eligible to retire	47	38
Total	$455	$443

The following reconciles the change in the APBO and the amounts included in the consolidated balance sheet (in millions):

	2005	2004
APBO — beginning of year	$443	$682
Service cost	3	4
Interest cost	26	39
Plan amendments	—	(257)
Actuarial losses	45	37
Benefit payments	(62)	(62)
APBO — end of year	455	443
Items not yet recognized in the balance sheet:
Plan amendments	258	282
Actuarial (losses):
Discount rate changes	(149)	(116)
Health care cost trend rate	(117)	(109)
Demographic and other	(184)	(207)
Retiree medical liability	$263	$293

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The previously mentioned plan changes resulted in a reduction in the APBO of $257 million in fiscal year 2004, which is being amortized as a reduction of retiree medical expense over the average remaining service life of approximately 12 years. The company recognized a curtailment gain in fiscal 2004 of $5 million related to these plan changes.

The demographic and other actuarial losses relate to earlier than expected retirements due to certain plant closings and restructuring actions. In accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”, a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the average expected remaining service life, which is approximately 12 years. Union plan amendments are generally amortized over the contract period, or 3 years.

The retiree medical liability is included in the consolidated balance sheet as follows (in millions):

	September 30,
	2005	2004
Current — included in compensation and benefits	$50	$65
Long-term — included in retirement benefits	213	228
Retiree medical liability	$263	$293

The components of retiree medical expense are as follows (in millions):

	2005	2004	2003
Service cost	$3	$4	$4
Interest cost	26	39	40
Curtailment gain	—	(5)	—
Amortization of —
Prior service cost	(24)	(4)	(5)
Actuarial gains and losses	27	23	17
Retiree medical expense	$32	$57	$56

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2005	2004
Effect on total service and interest cost
1% Increase	$3	$4
1% Decrease	(2)	(4)
Effect on APBO
1% Increase	38	37
1% Decrease	(35)	(34)

The company expects future benefit payments as follows (in millions):

Fiscal 2006	$50
Fiscal 2007	40
Fiscal 2008	39
Fiscal 2009	38
Fiscal 2010	36
Fiscal 2011 – 2015	150

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    RETIREMENT PENSION PLANS

The company sponsors defined benefit pension plans that cover most of its U.S. employees and certain non-U.S. employees. Pension benefits for salaried employees are based on years of credited service and compensation. Pension benefits for hourly employees are based on years of service and specified benefit amounts. The company’s funding policy provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries.

Certain of the company’s non-U.S. subsidiaries provide limited non-pension benefits to retirees in addition to government-sponsored programs. The cost of these programs is not significant to the company. Most retirees outside the U.S. are covered by government-sponsored and administered programs.

The company’s pension obligations are measured as of June 30. The U.S. plans include a qualified and non-qualified pension plan. The non-U.S. plans include plans primarily in the United Kingdom, Canada and Germany.

The following are the assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

	U.S. Plans
	2005	2004	2003
Assumptions as of June 30
Discount Rate	5.30%	6.25%	6.00%
Assumed return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.75%	3.75%	3.75%

Non U.S. Plans
	2005	2004	2003
Assumptions as of June 30
Discount Rate	4.00%–5.00%	5.50%–6.25%	5.50%–6.25%
Assumed return on plan assets	7.75%–8.50%	8.00%–8.50%	8.00%–8.50%
Rate of compensation increase	3.00%–3.50%	3.00%–3.75%	3.00%–3.50%

Since the company measures its pension obligations at June 30, the assumptions noted above are used to calculate the PBO as of June 30 of the current fiscal year and net periodic pension expense for the subsequent fiscal year.

The discount rate is used to calculate the present value of the PBO. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments. The company uses a portfolio of long-term corporate AA/Aa bonds that match the duration of the expected benefit payments to establish the discount rate for this assumption.

The assumed return on plan assets is used to determine net periodic pension expense. The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations. An incremental amount for active plan asset management, where appropriate, is included in the rate of return assumption. The return assumption is reviewed annually.

The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the change in the PBO and the change in plan assets (in millions):

	2005			2004
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
June 30 measurement date
PBO — beginning of year	$873	$637	$1,510	$818	$549	$1,367
Service cost	23	16	39	26	15	41
Interest cost	55	38	93	49	32	81
Participant contributions	—	3	3	—	3	3
Amendments	—	—	—	3	4	7
Actuarial loss	170	121	291	17	13	30
Divestitures	(5)	—	(5)	2	—	2
Benefit payments	(46)	(28)	(74)	(42)	(27)	(69)
Foreign currency rate changes	—	(9)	(9)	—	48	48
PBO — end of year	1,070	778	1,848	873	637	1,510
Change in plan assets:
Fair value of assets — beginning of year	604	437	1,041	452	354	806
Actual return on plan assets	52	70	122	71	49	120
Employer contributions	77	25	102	123	27	150
Participant contributions	—	3	3	—	3	3
Benefit payments	(46)	(32)	(78)	(42)	(27)	(69)
Foreign currency rate changes	—	(1)	(1)	—	31	31
Fair value of assets — end of year	687	502	1,189	604	437	1,041
Unfunded status	$(383)	$(276)	$(659)	$(269)	$(200)	$(469)

In fiscal 2005, the increase to actuarial losses (see table below) relates primarily to the reduction in the discount rate assumptions. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the expected remaining service life, which ranges from 12 to 18 years, depending on the plan. The decrease in the discount rate was the primary reason for the increase in the unfunded status of the U.S. plans at September 30, 2005. In accordance with SFAS 87, the company utilizes a market-related value of assets, which recognizes changes in the fair value of assets over a five-year period.

In recognition of the long-term nature of the liabilities of the pension plans, the company has targeted an asset allocation strategy that intends to promote asset growth while maintaining an acceptable level of risk over the long-term. Asset-liability studies are performed periodically to validate the continued appropriateness of these asset allocation targets. The asset allocation for the U.S. plan is targeted at 70–75 percent equity securities, 20–25 percent debt securities, and 0–5 percent alternative assets. The target asset allocation ranges for the non-U.S. plans are 65–75 percent equity securities, 20–35 percent debt securities, and 0–5 percent real estate.

The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. ArvinMeritor securities comprised less than one half of one percent of the value of our worldwide pension assets during 2005 and 2004.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average asset allocation for the U.S. and non U.S. pension plans are as follows:

	2005		2004
	U.S.	Non U.S.	U.S.	Non U.S.
Equity securities	74.2%	71.6%	73.9%	73.5%
Debt securities	24.6	24.8	24.6	22.9
Real estate	—	3.2	—	3.4
Other	1.2	0.4	1.5	0.2
Total	100.0%	100.0%	100.0%	100.0%

The following reconciles the funded status with the amount included in the consolidated balance sheet (in millions):

	2005			2004
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
June 30 measurement date
Unfunded status	$(383)	$(276)	$(659)	$(269)	$(200)	$(469)
Items not yet recognized in balance sheet:
Actuarial losses	518	348	866	374	268	642
Prior service cost	3	8	11	7	13	20
Initial net asset	—	(2)	(2)	—	(4)	(4)
Net amount recognized	$138	$78	$216	$112	$77	$189

SFAS 87 requires a company to record a minimum liability that is at least equal to the unfunded accumulated benefit obligation. The additional minimum pension liability, net of a deferred tax asset, is charged to accumulated other comprehensive loss. At September 30, 2005 and 2004, the company’s additional minimum pension liability was $436 million and $293 million, respectively.

Amounts included in the consolidated balance sheet at September 30 were comprised of the following (in millions):

	2005			2004
	U.S.	Non U.S.	Total	U.S.	Non U.S.	Total
Prepaid pension asset	$—	$26	$26	$—	$23	$23
Pension liability	(290)	(193)	(483)	(198)	(122)	(320)
Deferred tax asset on minimum pension liability	162	58	220	117	49	166
Accumulated other comprehensive loss	263	173	436	187	106	293
Intangible asset and other	3	7	10	6	16	22
Minority interest liability	—	7	7	—	5	5
Net amount recognized	$138	$78	$216	$112	$77	$189

The pension liability is included in Retirement Benefits in the consolidated balance sheet as follows (in millions):

	September 30,
	2005	2004
Pension liability	$483	$320
Retiree medical liability — long term (see Note 19)	213	228
Other	58	35
Retirement Benefits	$754	$583

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 132(R) “Employer’s Disclosures about Pensions and Other Postretirement Benefits”, the PBO, accumulated benefit obligation (ABO) and fair value of plan assets is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases.

Additional information is as follows (in millions):

	2005			2004
	ABO Exceeds Assets	Assets Exceed ABO	Total	ABO Exceeds Assets	Assets Exceed ABO	Total
PBO	$1,830	$18	$1,848	$1,496	$14	$1,510
ABO	1,641	17	1,658	1,333	13	1,346
Plan Assets	1,158	31	1,189	1,015	26	1,041

The components of net periodic pension expense are as follows (in millions):

	2005	2004	2003
Service cost	$39	$41	$35
Interest cost	93	81	74
Assumed rate of return on plan assets	(94)	(85)	(78)
Amortization of prior service cost	10	7	5
Amortization of transition asset	(2)	(1)	(2)
Curtailment	—	4	—
Recognized actuarial loss	32	26	9
Net periodic pension expense	$78	$73	$43

In connection with the company’s sale of the CVS Kenton, OH facility (see Note 5), the company recognized a curtailment loss of $4 million in fiscal year 2004.

Information about the expected cash flows for the U.S. and non-U.S. pension plans is as follows (in millions):

	U.S.	Non U.S.	Total
Employer contributions:
Fiscal 2006	$77	$46	$123
Benefit payments:
Fiscal 2006	47	28	75
Fiscal 2007	48	29	77
Fiscal 2008	48	29	77
Fiscal 2009	49	30	79
Fiscal 2010	51	31	82
Fiscal 2011–2015	287	166	453

The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans was $12 million, $11 million and $13 million for fiscal years 2005, 2004 and 2003, respectively.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.    INCOME TAXES

The components of the (Benefit) provision for Income Taxes are summarized as follows (in millions):

	2005	2004	2003
Current tax expense (benefit):
U.S.	$22	$16	$25
Foreign	90	8	61
State and local	2	1	(5)
Total current tax expense	114	25	81
Deferred tax expense (benefit):
U.S.	(98)	(28)	16
Foreign	(15)	38	(53)
State and local	(6)	9	1
Total deferred tax expense (benefit)	(119)	19	(36)
(Benefit) provision for income taxes	$(5)	$44	$45

The deferred tax expense or benefit represents tax effects of current year deductions or items of income that will be recognized in future periods for tax purposes. The deferred tax benefit primarily represents the tax benefit of current year net operating losses and tax credits carried forward.

Net current and non-current deferred income tax assets included in the consolidated balance sheet consist of the tax effects of temporary differences related to the following (in millions):

	September 30,
	2005	2004
Compensation and benefits	$61	$55
Product warranties	7	23
Inventory costs	4	(3)
Receivables	12	12
Other, net	20	10
Subtotal — current deferred income taxes — asset	104	97
Loss and credit carryforwards	485	388
Retiree medical costs	80	87
Pensions	94	53
Taxes on undistributed income	(57)	(55)
Property	(24)	(27)
Intangible assets	(8)	3
Investment basis difference	34	—
Other	83	13
Subtotal — non-current deferred income taxes — asset	687	462
Total current and non-current deferred income taxes — asset	791	559
Less: Valuation allowances	(148)	(93)
Net deferred income taxes — asset	$643	$466

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net current and non-current deferred income tax assets are included in the consolidated balance sheet as follows (in millions):

	September 30,
	2005	2004
Other current assets (see Note 9)	$112	$117
Other current liabilities (see Note 13)	(21)	(20)
Net current deferred income taxes — asset	91	97

Other assets (see Note 11)	575	428
Other liabilities (see Note 14)	(23)	(59)
Net non-current deferred income taxes — asset	$552	$369

Management believes it is more likely than not that current and non-current deferred tax assets will be realized. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include: (a) historical operating results, (b) expectations of future earnings, (c) tax planning strategies, and (d) the extended period of time over which the retiree medical and pension liabilities will be paid. The valuation allowance represents the amount of tax benefits related to net operating loss and tax credit carryforwards, which management believes are not likely to be realized. The carryforward periods for $344 million of net operating losses and tax credit carryforwards expire between fiscal years 2006 and 2025. The carryforward period for the remaining net operating losses and tax credits is indefinite.

The company’s (benefit) provision for income taxes was different from the (benefit) provision for income taxes at the U.S. statutory rate for the reasons set forth below (in millions):

	2005	2004	2003
Provision for income taxes at statutory tax rate of 35%	$11	$63	$53
State and local income taxes	7	(6)	(5)
Foreign income taxes	(28)	(21)	(8)
Tax audit settlements	(8)	—	(6)
Recognition of basis differences	(34)	(27)	(33)
Tax on undistributed foreign earnings	2	3	6
Valuation allowance	55	35	30
Other	(10)	(3)	8
(Benefit) provision for income taxes	$(5)	$44	$45

For fiscal year 2005, the significant benefit for recognition of basis differences was related to a deferred tax asset recognized for the excess of the tax basis over the amount for financial reporting of investments in several of the company’s United Kingdom subsidiaries. This asset is expected to reverse in the foreseeable future. For fiscal year 2004, the significant benefit for recognition of basis differences was related to the following items: (a) favorable book and tax basis differences on the sale of APA, (b) favorable impact of recently issued IRS regulations supporting recoverability of previously disallowed capital losses and (c) utilization of previously unrecognized capital losses associated with our Brazilian restructuring. For fiscal year 2003, the significant benefit was primarily due to a restructuring of certain Brazilian operations which increased the long-term deferred tax asset associated with intangible assets.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provisions were calculated based upon the following components of income (loss) before income taxes (in millions):

	2005	2004	2003
U.S. income (loss)	$(52)	$17	$31
Foreign income	83	162	119
Income before income taxes	$31	$179	$150

For fiscal 2005 and 2004, no provision has been made for U.S., state or additional foreign income taxes related to approximately $822 million and $665 million, respectively of undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

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

The company has been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2005 to be approximately $28 million, of which $11 million is recorded as a liability. During fiscal year 2005, the company recorded environmental remediation costs of $6 million resulting from a revised estimate to remediate a former Rockwell facility sold in 1990.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2005 to be approximately $52 million, of which $13 million is recorded as a liability. During fiscal year 2004, the company recorded environmental remediation costs of $11 million resulting from an agreement with the Environmental Protection Agency to remediate a different former Rockwell facility that was sold in 1985.

Included in the company’s environmental liabilities are costs for on-going operating, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $6 million at September 30, 2005. The undiscounted estimate of these costs is approximately $11 million.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following are the components of the Superfund and Non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2004	$6	$28	$34
Payments	(1)	(12)	(13)
Reclass to property, plant and equipment	—	(5)	(5)
Change in cost estimates	6	2	8
Balance at September 30, 2005	$11	$13	$24

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

Asbestos

Maremont Corporation (“Maremont”), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 61,700 and 74,000 pending asbestos-related claims at September 30, 2005 and 2004, respectively. The decrease in pending claims since September 30, 2004 is primarily due to the settlement of 8,500 claims in one jurisdiction. Although Maremont has been named in these cases, in the cases where actual injury has been alleged very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2005	2004
Pending and future claims	$50	$72
Shortfall and other	4	2
Total asbestos-related reserves	$54	$74

Asbestos-related recoveries	$35	$72

A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Noncurrent Assets and Liabilities (see Notes 9, 11, 13 and 14).

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to February 2001, Maremont participated in the Center for Claims Resolution (“CCR”) and shared with other CCR members in the payments of defense and indemnity costs for asbestos-related claims. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 2001, when it was reorganized and discontinued negotiating shared settlements. Upon dissolution of the CCR in February 2001, Maremont began handling asbestos-related claims through its own defense counsel and has taken a more aggressive defensive approach that involves examining the merits of each asbestos-related claim. Although the company expects legal defense costs to continue at higher levels than when it participated in the CCR, the company believes its litigation strategy has reduced the average indemnity cost per claim. Billings to insurance companies for indemnity and defense costs of resolved cases were $12 million in fiscal years 2005 and 2004.

Pending and Future Claims:  At the end of fiscal year 2004 and through the third quarter of fiscal year 2005, Maremont established reserves for pending asbestos-related claims that reflected internal estimates of its defense and indemnity costs. These estimates were based on the history and nature of filed claims to date and Maremont’s experience. Maremont developed experience factors for estimating indemnity and litigation costs using data on actual experience in resolving claims since dissolution of the CCR and its assessment of the nature of the claims. Maremont did not accrue reserves for its potential liability for asbestos-related claims that may be asserted against it in the future, because it did not have sufficient information to make a reasonable estimate of these unknown claims.

In the fourth quarter of fiscal year 2005, Maremont engaged Bates White LLC (Bates White), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining whether it would be possible to estimate the cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont, as well as the cost of Maremont’s share of committed but unpaid settlements entered into by the CCR. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised Maremont that it would be able to determine an estimate of probable costs to resolve pending and future asbestos-related claims, based on historical data and certain assumptions with respect to events that occur in the future.

The resulting study by Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next three to four years of $36 million to $55 million. After consultation with Bates White, Maremont determined that the most likely and probable liability for pending and future claims over the next four years is $50 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•	Pending and future claims were estimated for a four year period ending in fiscal year 2009. Maremont believes that the litigation environment will change significantly in several years, and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims declines for each year further in the future. As a result, estimating a probable liability beyond four years is difficult and uncertain;

•	The ultimate cost of resolving pending and future claims filed in Madison County, Illinois, a jurisdiction where a substantial amount of Maremont’s claims are filed, will decline to reflect average outcomes throughout the United States. Additionally, defense and processing costs in Madison County, Illinois will be reduced from current levels;

•	Defense and processing costs for pending and future claims filed outside of Madison County, Illinois will be at the level consistent with Maremont’s prior experience; and

•	The ultimate cost of resolving nonmalignant claims with plaintiff’s law firms in jurisdictions without an established history with Maremont cannot be reasonably estimated. Recent changes in tort law and insufficient settlement history make estimating a liability for these nonmalignant claims difficult and uncertain.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant reduction in the liability since September 30, 2004 is a result of both an overall reduction in pending claims and the results from the study by Bates White, which estimates a value for pending and future claims that are expected to be settled. Maremont previously estimated a settlement value on all pending claims.

Shortfall and other:  Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were not significant in fiscal year 2005 and were $4 million in fiscal year 2004.

Recoveries:  Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $35 million. The difference between the estimated liability and insurance receivable is related to proceeds received from settled insurance policies and liabilities for shortfall and other. Certain insurance policies have been settled in cash prior to the ultimate settlement of related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded. In fiscal year 2005, the company received $12 million associated with the settlement of certain insurance policies.

The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are difficult to predict. The future litigation environment for Maremont could change significantly from its past experience, due, for example, to changes in the mix of claims filed against Maremont in terms of plaintiffs’ law firm, jurisdiction and disease; legislative or regulatory developments; Maremont’s approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers, and the continuing solvency of various insurance companies. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Maremont’s liability asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial position and results of operations.

Rockwell — ArvinMeritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred to the company at the time of the spin-off of the automotive business to Meritor from Rockwell in 1997. Currently there are thousands of claimants in lawsuits that name the company, together with many other companies, as defendants. However, the company does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liabilities. A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will never identify any of Rockwell’s products. For those claimants who do show that they worked with Rockwell’s products, management nevertheless believes it has meritorious defenses, in substantial part due to the integrity of the products involved, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. The company defends these cases vigorously. Historically, ArvinMeritor has been dismissed from the vast majority of these claims with no payment to claimants.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, the company expects to recover the majority of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and a substantial portion of the costs for defending asbestos claims going forward.

ArvinMeritor has not established reserves for pending or future claims or for corresponding recoveries for Rockwell-legacy asbestos-related claims and defense and indemnity costs related to these claims are expensed as incurred. Reserves have not been established because management cannot reasonably estimate the ultimate liabilities for these costs, primarily because the company does not have a sufficient history of claims settlement and defense costs from which to develop reliable assumptions. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on the company’s experience defending these asbestos claims, the company does not believe these lawsuits will have a material adverse effect on its financial condition. Rockwell was not a member of the CCR and handled its asbestos-related claims using its own litigation counsel. As a result, the company does not have any additional potential liabilities for committed CCR settlements or shortfall (as described above) in connection with the Rockwell-legacy cases.

Product Recall Campaign

Beginning in fiscal year 2002, the company recalled certain of its commercial vehicle axles equipped with TRW model 20-EDL tie rod ends because of potential safety-related defects in those ends. TRW, Inc. (TRW) manufactured the affected tie rod ends from June 1999 through June 2000 and supplied them to the company for incorporation into its axle products. The company estimated the cost of its recall of TRW model 20-EDL tie rod ends to be approximately $17 million and recorded a liability and offsetting receivable for the estimated cost. In the fourth quarter of fiscal 2004, in anticipation of a settlement of this matter with TRW, the company recorded a charge of $4 million as a reduction of the receivable due from TRW at September 30, 2004. In December 2004, the company reached an agreement with TRW settling this matter, resulting in no additional charges to the Company. See Note 13 for additional information related to the company’s product warranties.

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.    BUSINESS SEGMENT INFORMATION

The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s chief operating decision maker (CODM) is the Chief Executive Officer.

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

The company uses operating income as the primary basis for the CODM to evaluate the performance of each of the company’s reportable segments. The accounting policies of the segments are the same as those applied in the Consolidated Financial Statements. The company may allocate certain common costs, primarily corporate functions, between the segments differently than the company would for stand alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal and human resources. The company does not allocate interest expense and equity in earnings of affiliates and no longer allocates certain legacy and other corporate costs not directly associated with the segments’ operating income. As a result, the company reclassified $11 million of legacy environmental remediation costs for fiscal year 2004, from LVS’ previously reported operating income to environmental remediation costs.

Segment information is summarized as follows (in millions):

Sales:

	2005	2004	2003
Light Vehicle Systems	$4,849	$4,818	$4,301
Commercial Vehicle Systems	4,054	3,215	2,422
Total	$8,903	$8,033	$6,723

Earnings:

	2005	2004	2003
Operating Income (Loss):
Light Vehicle Systems	$(53)	$123	$135
Commercial Vehicle Systems	193	164	111
Segment operating income	140	287	246
Environmental remediation costs	(7)	(11)	—
Costs for withdrawn tender offer	—	(16)	—
Unallocated corporate costs	(3)	—	—
Operating income	130	260	246
Equity in earnings of affiliates	28	19	8
Gain on sale of marketable securities	—	7	—
Interest expense, net and other	(127)	(107)	(104)
Income before income taxes	31	179	150
Benefit (provision) for income taxes	5	(44)	(45)
Minority interests	(3)	(8)	(5)
Income from continuing operations	$33	$127	$100

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and Amortization:

	2005	2004	2003
Light Vehicle Systems	$106	$112	$117
Commercial Vehicle Systems	76	71	68
Total	$182	$183	$185

Capital Expenditures:

	2005	2004	2003
Light Vehicle Systems	$101	$102	$116
Commercial Vehicle Systems	56	50	57
Total	$157	$152	$173

Segment Assets:

	2005	2004
Light Vehicle Systems	$2,317	$2,288
Commercial Vehicle Systems	2,121	1,938
Segment total assets	4,438	4,226
Corporate (1)	901	798
Discontinued operations	531	615
Total	$5,870	$5,639

(1)	Corporate assets consist primarily of cash, taxes and prepaid pension costs. For fiscal years 2005 and 2004, segment assets include $432 million and $365 million, respectively, of receivables sold to ARC under the accounts receivable securitization and factoring agreements (see Note 6).

A summary of the changes in the carrying value of goodwill is as follows (in millions):

	LVS	CVS	Total
Balance at September 30, 2004	$374	$434	$808
Goodwill from AB Volvo acquisition	—	4	4
Foreign currency translation	(6)	(5)	(11)
Balance at September 30, 2005	$368	$433	$801

Sales by geographic area are based on the location of the selling unit. Information on the company’s geographic areas is summarized as follows (in millions):

Sales by Geographic Area:

	2005	2004	2003
U.S.	$3,497	$3,030	$2,608
Canada	595	543	482
Mexico	454	451	325
Total North America	4,546	4,024	3,415
Germany	823	738	619
U.K.	450	523	513
France	701	494	376
Other Europe	1,394	1,409	1,085
Total Europe	3,368	3,164	2,593
Asia/Pacific	408	397	347
Other	581	448	368
Total sales	$8,903	$8,033	$6,723

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets by Geographic Area (excludes assets of discontinued operations):

	2005	2004
U.S.	$2,263	$2,198
Canada	294	268
Mexico	157	155
Total North America	2,714	2,621
U.K.	414	471
Germany	501	493
France	347	221
Other Europe	760	732
Total Europe	2,022	1,917
Asia/Pacific	232	211
Other	371	275
Total assets	$5,339	$5,024

Sales to DaimlerChrysler AG (which owns Chrysler, Mercedes-Benz AG and Freightliner Corporation) represented 21 percent, 19 percent and 18 percent of the company’s sales in fiscal years 2005, 2004 and 2003, respectively. Sales to General Motors Corporation comprised 10 percent, 13 percent and 14 percent of the company’s sales in fiscal 2005, 2004 and 2003, respectively. Sales to Ford Motor Company were below 10 percent in fiscal year 2005 and comprised 10 percent of the company’s sales in fiscal years 2004 and 2003. Sales to Volkswagen comprised 10 percent of the company’s sales in fiscal years 2005, 2004 and 2003. The significant financial deterioration, including bankruptcy, of any one of these customers could have a material adverse effect on the company’s financial position and results of operation. No other customer comprised 10 percent or more of the company’s sales in each of the three fiscal years ended September 30, 2005.

24.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a condensed summary of the company’s unaudited quarterly results of continuing operations for fiscal 2005 and 2004. Per share amounts are based on the weighted average shares outstanding for that quarter. Earnings per share for the year may not equal the sum of the four fiscal quarters’ earnings per share due to changes in basic and diluted shares outstanding.

	2005 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2005
	(In millions, except share-related data)
Sales	$2,090	$2,276	$2,411	$2,126	$8,903
Cost of sales	1,959	2,124	2,210	1,974	8,267
Provision (benefit) for income taxes	4	(13)	18	(14)	(5)
Income (loss) from continuing operations	12	(35)	44	12	33
Net income (loss)	18	(33)	46	(19)	12
Basic earnings (loss) per share from continuing operations	0.18	(0.51)	0.64	0.17	0.48
Diluted earnings (loss) per share from continuing operations	0.17	(0.51)	0.64	0.17	0.47

Fourth quarter income from continuing operations included pre-tax restructuring costs of $36 million, and a pre-tax loss from debt extinguishment of $4 million. Fourth quarter net loss included an impairment charge of $28 million after-tax, or $0.40 per diluted share in LVA. Third quarter income from continuing operations included pre-tax restructuring costs of $7 million. Second quarter loss from continuing operations included pre-tax restructuring costs of $64 million; a pre-tax charge of $9 million resulting from the MG Rover bankruptcy, and pre-tax

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environmental remediation costs of $6 million associated with a former Rockwell facility. First quarter income from continuing operations included pre-tax restructuring costs of $10 million; a $4 million pre-tax gain on the divestiture of the Columbus, Indiana automotive stamping and components manufacturing business and a $5 million pre-tax charge associated with the bankruptcy of certain customers.

	2004 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2004
	(In millions, except share-related data)
Sales	$1,924	$1,996	$2,099	$2,014	$8,033
Cost of sales	1,775	1,825	1,913	1,853	7,366
Provision for income taxes	8	15	16	5	44
Income from continuing operations	15	40	42	30	127
Net income	19	41	51	(153)	(42)
Basic earnings per share from continuing operations	0.22	0.59	0.62	0.45	1.89
Diluted earnings per share from continuing operations	0.22	0.58	0.61	0.44	1.85

Fourth quarter income from continuing operations included a pre-tax restructuring charge of $4 million, and pre-tax environmental remediation costs of $3 million. Fourth quarter net loss included a goodwill impairment charge of $190 million after-tax, or $2.77 per, diluted share in LVA. Second quarter income from continuing operations included a pre-tax gain on the sale of the company’s 75-percent shareholdings in APA of $20 million and pre-tax environmental remediation costs of $8 million. First quarter 2004 income from continuing operations included a net pre-tax charge of $9 million, as a result of the company’s decision to withdraw its tender offer for the outstanding shares of Dana Corporation.

25.    SUPPLEMENTAL FINANCIAL INFORMATION

	2005	2004	2003
	(In millions)
Balance sheet data:
Allowance for doubtful accounts	$34	$26	$16
Statement of operations data:
Maintenance and repairs expense	$99	$103	$92
Research, development and engineering expense	175	156	160
Depreciation expense	174	173	177
Provision for doubtful accounts	19	19	8
Rental expense	34	33	30
Statement of cash flows data:
Interest payments	$118	$103	$102
Income tax payments	69	71	113
Non-cash investing activities — capital expenditures	27	16

26.    SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Under the company’s $900 million revolving credit facility, certain domestic subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the facility. Similar subsidiary guarantees were provided for the benefit of the holders of the publicly-held notes outstanding under the company’s two indentures (see Note 15).

In lieu of providing separate audited financial statements for the Guarantor subsidiaries, the company has included the accompanying condensed consolidating financial statements. These condensed consolidating financial

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the parent’s share of the subsidiary’s cumulative results of operations, capital contributions and distributions and other equity changes. The Guarantor subsidiaries are combined in the condensed consolidating financial statements.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Fiscal Year Ended September 30, 2005
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
Sales
External	$—	$3,556	$5,347	$—	$8,903
Subsidiaries	—	150	393	(543)	—
Total sales	—	3,706	5,740	(543)	8,903
Cost of sales	(28)	(3,434)	(5,348)	543	(8,267)
GROSS MARGIN	(28)	272	392	—	636
Selling, general and administrative	(75)	(173)	(128)	—	(376)
Restructuring costs	(1)	(13)	(103)	—	(117)
Gain on divestitures	—	4	—	—	4
Environmental remediation costs	—	(7)	—	—	(7)
Customer bankruptcies	—	—	(10)	—	(10)
OPERATING INCOME (LOSS)	(104)	83	151	—	130
Equity in earnings of affiliates	5	16	7	—	28
Other income (expense), net	3	500	(503)	—	—
Interest expense, net and other	(110)	28	(45)	—	(127)
INCOME (LOSS) BEFORE INCOME TAXES	(206)	627	(390)	—	31
Benefit (provision) for income taxes	80	7	(82)	—	5
Minority interests	—	—	(3)	—	(3)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(126)	634	(475)	—	33
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	7	(28)	—	(21)
Equity in net income of subsidiaries	138	(469)	—	331	—
NET INCOME (LOSS)	$12	$172	$(503)	$331	$12

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Fiscal Year Ended September 30, 2004
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
Sales
External	$—	$2,910	$5,123	$—	$8,033
Subsidiaries	—	190	438	(628)	—
Total sales	—	3,100	5,561	(628)	8,033
Cost of sales	(37)	(2,803)	(5,154)	628	(7,366)
GROSS MARGIN	(37)	297	407	—	667
Selling, general and administrative	(75)	(184)	(126)	—	(385)
Restructuring costs	(5)	(7)	(3)	—	(15)
Gain on divestitures	—	—	20	—	20
Environmental remediation costs	—	(11)	—	—	(11)
Costs for withdrawn tender offer	(16)	—	—	—	(16)
OPERATING INCOME (LOSS)	(133)	95	298	—	260
Equity in earnings of affiliates	2	4	13	—	19
Gain on sale of marketable securities	7	—	—	—	7
Other income (expense), net	13	(23)	10	—	—
Interest expense, net and other	(92)	(2)	(13)	—	(107)
INCOME (LOSS) BEFORE INCOME TAXES	(203)	74	308	—	179
Benefit (provision) for income taxes	81	(20)	(105)	—	(44)
Minority interests	—	—	(8)	—	(8)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(122)	54	195	—	127
INCOME FROM DISCONTINUED OPERATIONS	—	(109)	(60)	—	(169)
Equity in net income of subsidiaries	80	131	—	(211)	—
NET INCOME (LOSS)	$(42)	$76	$135	$(211)	$(42)

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Fiscal Year Ended September 30, 2003
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
Sales
External	$—	$2,572	$4,151	$—	$6,723
Subsidiaries	—	135	386	(521)	—
Total sales	—	2,707	4,537	(521)	6,723
Cost of sales	(40)	(2,431)	(4,182)	521	(6,132)
GROSS MARGIN	(40)	276	355	—	591
Selling, general and administrative	(63)	(147)	(130)	—	(340)
Restructuring costs	(1)	(12)	(7)	—	(20)
Gain on divestitures, net	—	15	—	—	15
OPERATING INCOME (LOSS)	(104)	132	218	—	246
Equity in earnings of affiliates	—	2	6	—	8
Other income (expense), net	15	3	(18)	—	—
Interest expense, net and other	(94)	4	(14)	—	(104)
INCOME (LOSS) BEFORE INCOME TAXES	(183)	141	192	—	150
Benefit (provision) for income taxes	56	(54)	(47)	—	(45)
Minority interests	—	—	(5)	—	(5)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(127)	87	140	—	100
INCOME FROM DISCONTINUED OPERATIONS	—	19	18	—	37
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(127)	106	158	—	137
Cumulative effect of accounting change	(4)	—	—	—	(4)
Equity in net income of subsidiaries	264	139	—	(403)	—
NET INCOME (LOSS)	$133	$245	$158	$(403)	$133

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	September 30, 2005
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$63	$—	$124	$—	$187
Receivables, net	2	136	1,517	—	1,655
Inventories	—	203	338	—	541
Other current assets	30	81	145	—	256
Assets of discontinued operations	—	162	369	—	531
TOTAL CURRENT ASSETS	95	582	2,493	—	3,170
NET PROPERTY	37	296	680	—	1,013
GOODWILL	—	315	486	—	801
OTHER ASSETS	461	70	355	—	886
INVESTMENTS IN SUBSIDIARIES	3,487	1,163	—	(4,650)	—
TOTAL ASSETS	$4,080	$2,426	$4,014	$(4,650)	$5,870
CURRENT LIABILITIES
Short-term debt	$—	$14	$117	$—	$131
Accounts payable	25	488	970	—	1,483
Other current liabilities	219	120	328	—	667
Liabilities of discontinued operations	—	138	104	—	242
TOTAL CURRENT LIABILITIES	244	760	1,519	—	2,523
LONG-TERM DEBT	1,418	—	33	—	1,451
RETIREMENT BENEFITS	533	—	221	—	754
INTERCOMPANY PAYABLE (RECEIVABLE)	965	(1,791)	826	—	—
OTHER LIABILITIES	45	61	103	—	209
MINORITY INTERESTS	—	—	58	—	58
SHAREOWNERS’ EQUITY	875	3,396	1,254	(4,650)	875
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,080	$2,426	$4,014	$(4,650)	$5,870

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	September 30, 2004
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$2	$1	$129	$—	$132
Receivables, net	—	148	1,330	—	1,478
Inventories	—	182	341	—	523
Other current assets	20	82	136	—	238
Assets of discontinued operations	—	128	487	—	615
TOTAL CURRENT ASSETS	22	541	2,423	—	2,986
NET PROPERTY	39	281	712	—	1,032
GOODWILL	—	156	652	—	808
OTHER ASSETS	422	39	352	—	813
INVESTMENTS IN SUBSIDIARIES	3,219	2,190	—	(5,409)	—
TOTAL ASSETS	$3,702	$3,207	$4,139	$(5,409)	$5,639
CURRENT LIABILITIES
Short-term debt	$—	$—	$3	$—	$3
Accounts payable	16	438	912	—	1,366
Other current liabilities	196	179	247	—	622
Liabilities of discontinued operations	—	111	171	—	282
TOTAL CURRENT LIABILITIES	212	728	1,333	—	2,273
LONG-TERM DEBT	1,459	—	28	—	1,487
RETIREMENT BENEFITS	447	—	136	—	583
INTERCOMPANY PAYABLE (RECEIVABLE)	531	(493)	(38)	—	—
OTHER LIABILITIES	65	38	144	—	247
MINORITY INTERESTS	—	—	61	—	61
SHAREOWNERS’ EQUITY	988	2,934	2,475	(5,409)	988
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$3,702	$3,207	$4,139	$(5,409)	$5,639

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30, 2005
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
OPERATING ACTIVITIES
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$171	$34	$(237)	$—	$(32)
INVESTING ACTIVITIES
Capital expenditures	(5)	(51)	(90)	—	(146)
Acquisitions of businesses and investments, net of cash	—	(5)	(26)	—	(31)
Proceeds from disposition of property and businesses	—	36	13	—	49
Net cash provided by (used for) discontinued operations	—	(2)	155	—	153
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(5)	(22)	52	—	25
FINANCING ACTIVITIES
Borrowings on accounts receivable securitization program	—	—	112	—	112
Purchase of notes	(21)	—	—	—	(21)
Borrowings (Payments) on lines of credit and other	—	(12)	7	—	(5)
Payment of issuance costs associated with debt exchange	(10)	—	—	—	(10)
Proceeds from exercise of stock options	6	—	—	—	6
Intercompany advances	(53)	—	53	—	—
Cash dividends	(28)	—	—	—	(28)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(106)	(12)	172	—	54
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH	—	—	8	—	8
CHANGE IN CASH AND CASH EQUIVALENTS	60	—	(5)	—	55
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3	—	129	—	132
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63	$—	$124	$—	$187

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30, 2004
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
OPERATING ACTIVITIES
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(131)	$37	$313	$—	$219
INVESTING ACTIVITIES
Capital expenditures	(6)	(59)	(87)	—	(152)
Acquisitions of businesses and investments, net of cash	—	—	(3)	—	(3)
Proceeds from disposition of property, businesses, and marketable securities	18	15	70	—	103
Cash used by discontinued operations	—	(4)	(64)	—	(68)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	12	(48)	(84)	—	(120)
FINANCING ACTIVITIES
Net payments on debt	(53)	—	(2)	—	(55)
Proceeds from exercise of stock options	6	—	—	—	6
Intercompany advances	195	—	(195)	—	—
Cash dividends	(28)	—	—	—	(28)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	120	—	(197)	—	(77)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH	—	—	7	—	7
CHANGE IN CASH AND CASH EQUIVALENTS	1	(11)	39	—	29
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2	11	90	—	103
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3	$—	$129	$—	$132

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30, 2003
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
OPERATING ACTIVITIES
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$49	$67	$158	$—	$274
INVESTING ACTIVITIES
Capital expenditures	(18)	(54)	(101)	—	(173)
Acquisitions of businesses and investments, net of cash	(11)	(13)	(83)	—	(107)
Proceeds from disposition of property and businesses	—	—	104	—	104
Net cash provided by discontinued operations	—	—	(15)	—	(15)
CASH USED FOR INVESTING ACTIVITIES	(29)	(67)	(95)	—	(191)
FINANCING ACTIVITIES
Net change in debt	1	—	(30)	—	(29)
Intercompany advances	16	—	(16)	—	—
Cash dividends	(27)	—	—	—	(27)
CASH USED FOR FINANCING ACTIVITIES	(10)	—	(46)	—	(56)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH	—	—	20	—	20
CHANGE IN CASH AND CASH EQUIVALENTS	10	—	37	—	47
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(8)	11	53	—	56
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2	$11	$90	$—	$103

27.    SUBSEQUENT EVENT

On October 6, 2005, the company completed the sale of certain assets of CVS’ off-highway brake business for cash proceeds of approximately $39 million. This sale is part of the company’s continued focus on its core products.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), under the supervision and with the participation of the management of ArvinMeritor, Inc., including the chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Management Report on Internal Control over Financial Reporting

ArvinMeritor’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. ArvinMeritor’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with accounting principles generally accepted in the United States of America.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ArvinMeritor’s management, including the chief executive officer and chief financial officer, assessed the effectiveness of its internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management excluded from this assessment the internal control over financial reporting at locations operated by two majority-owned joint ventures (ArvinMeritor CVS Axles France SAS and Fonderie Vénissieux SAS), interests in which were acquired by the company in the first quarter of fiscal year 2005 (see Item 1. Business, “Joint Ventures” above). The financial statements of these joint ventures reflect total assets and revenues constituting 3% and 3%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended September 30, 2005.

Based on management’s assessment and the criteria set forth by COSO, ArvinMeritor’s management concluded that the internal control over financial reporting maintained by the company, as of September 30, 2005, was effective.

Deloitte & Touche LLP, ArvinMeritor’s independent auditor, has issued an attestation report on management’s assessment of its internal control over financial reporting, which follows.

November 15, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of ArvinMeritor, Inc.
Troy, Michigan

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that ArvinMeritor, Inc. (the “company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at ArvinMeritor CVS Axles France SAS and Fonderie Vénissieux SAS, which were acquired on October 4, 2004 and whose financial statements reflect total assets and revenues constituting 3 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2005. Accordingly, our audit did not include the internal control over financial reporting at ArvinMeritor CVS Axles France SAS and Fonderie Vénissieux SAS. The company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, cash flows and shareowners’ equity of the company and financial statement schedule listed in the Index at Item 15 (a) (2) as of and for the year ended September 30, 2005. Our report dated November 15, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Detroit, Michigan
November 15, 2005

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2005, and found no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors, Involvement in Certain Legal Proceedings and Section 16(a) Beneficial Ownership Reporting Compliance in the 2006 Proxy Statement. See also the information with respect to executive officers of ArvinMeritor under Item 4A of Part I. No director or nominee for director was selected pursuant to any arrangement or understanding between that individual and any person other than ArvinMeritor pursuant to which such person is or was to be selected as a director or nominee. There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the directors or nominees for director and any other director, executive officer or person nominated to become a director or executive officer.

ArvinMeritor has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are William D. George, Jr. (chairman), David W. Devonshire, Richard W. Hanselman, Charles H. Harff and Victoria B. Jackson. The Board of Directors has determined that ArvinMeritor has at least one “audit committee financial expert” (as defined in Item 401(h) of Regulation S-K), David W. Devonshire, serving on the Audit Committee. Mr. Devonshire is “independent,” as defined in the listing standards of the NYSE.

The charters of the Audit Committee, the Compensation and Management Development Committee, the Corporate Governance and Nominating Committee and the Environmental and Social Responsibility Committee of the Board of Directors are posted on our website, www.arvinmeritor.com, in the section headed “Investors — Corporate Governance.”

All ArvinMeritor employees, including our chief executive officer, chief financial officer, controller and other executive officers, are required to comply with our corporate policies regarding Standards of Business Conduct and Conflicts of Interest. ArvinMeritor’s ethics manual, including the text of the policies on Standards of Business Conduct and Conflicts of Interest, is posted on our website (www.arvinmeritor.com), in the section headed “Investors — Corporate Governance.” We will also post on our website any amendment to, or waiver from, a provision of our policies that applies to our chief executive officer, chief financial officer or controller, and that relates to any of the following elements of these policies: honest and ethical conduct; disclosure in reports or documents filed by the company with the SEC and in other public communications; compliance with applicable laws, rules and regulations; prompt internal reporting of code violations; and accountability for adherence to the policies.

ArvinMeritor’s chief executive officer and chief financial officer have filed certifications, as required by the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) and (b) under the Exchange Act, as exhibits to each Quarterly Report on Form 10-Q filed with the SEC during fiscal year 2005 and to this Annual Report on Form 10-K. The company’s chief executive officer also filed with the NYSE in March 2005 a certification that he was not aware of any violation by the company of the NYSE listing standards.

Item 11.    Executive Compensation.

See the information under the captions Compensation of Directors, Executive Compensation, Agreements with Named Executive Officers and Retirement Benefits in the 2006 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2006 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2005, were as follows:

	(column a)	(column b)	(column c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	4,352,300	$20.22	1,526,469
Equity compensation plans not approved by security holders (2)	827,662	$21.88	630,711
Total	5,179,962 (3)	$20.49 (3)	2,157,180 (4)

(1)	In addition to stock options, shares of Common Stock, restricted shares of Common Stock, deferred Common Stock, restricted share units and performance shares have been awarded under the Company’s equity compensation plans and were outstanding at September 30, 2005.

(2)	All of our equity compensation plans except the Employee Stock Benefit Plan were approved by the shareholders of ArvinMeritor or by the shareholders of Meritor or Arvin prior to their merger into ArvinMeritor. The Employee Stock Benefit Plan was adopted by the Arvin board of directors in 1998 and expires in 2008. It is intended to provide compensation arrangements that will attract, retain and reward key non-officer employees and to provide these employees with a proprietary interest in the company. The Plan provides for the issuance of incentive awards to non-officer employees in the form of stock options, tandem or non-tandem stock appreciation rights, restricted shares of Common Stock, performance shares or performance units. For further information, see the Plan document, which is filed as Exhibit 10-h to this Annual Report on Form 10-K.

(3)	The table includes options granted under Arvin’s 1988 Stock Benefit Plan, 1998 Stock Benefit Plan and Employee Stock Benefit Plan, which we assumed in 2000 in connection with the merger of Arvin and Meritor. A total of 3,118,255 options, with a weighted average exercise price of $28.10, were assumed at the time of the merger.

(4)	The following number of shares remained available for issuance under each of our equity compensation plans at September 30, 2005. Grants under these plans may be in the form of any of the listed types of awards:

Plan	Number of shares	Type of award
1997 Long-Term Incentives Plan	1,193,094	Stock options, non-tandem stock appreciation rights, performance shares, restricted shares, restricted share units and common stock
Incentive Compensation Plan	75,740	Common stock, restricted shares
2004 Directors Stock Plan	170,405	Stock options, common stock, restricted shares, restricted share units, stock appreciation rights
1998 Stock Benefit Plan	87,230	Stock options, restricted shares, non-tandem stock appreciation rights, performance shares, performance units
Employee Stock Benefit Plan	630,711	Stock options, restricted shares, non-tandem stock appreciation rights, performance shares, performance units

Item 13.    Certain Relationships and Related Transactions.

If any reportable relationships and related transactions exist, they will be reported in the 2006 Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

See the information under the caption Independent Accountants’ Fees in the 2006 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

Consolidated Statement of Operations, years ended September 30, 2005, 2004 and 2003.

Consolidated Balance Sheet, September 30, 2005 and 2004.

Consolidated Statement of Cash Flows, years ended September 30, 2005, 2004 and 2003.

Consolidated Statement of Shareowners’ Equity, years ended September 30, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedule for the years ended September 30, 2005, 2004 and 2003.

Page
Schedule II — Valuation and Qualifying Accounts	S-1

Schedules not filed with this Annual Report on Form 10-K are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or related notes.

(3)	Exhibits

3-a
Restated Articles of Incorporation of ArvinMeritor, filed as Exhibit 4.01 to ArvinMeritor’s Registration Statement on Form S-4, as amended (Registration Statement No. 333-36448) (“Form S-4”), is incorporated by reference.

3-b	By-laws of ArvinMeritor, filed as Exhibit 3 to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003 (File No. 1-15983), is incorporated by reference.
4-a
Rights Agreement, dated as of July 3, 2000, between ArvinMeritor and The Bank of New York (successor to EquiServeTrust Company, N.A.), as rights agent, filed as Exhibit 4.03 to the Form S-4, is incorporated by reference.

4-b
Indenture, dated as of April 1, 1998, between ArvinMeritor and BNY Midwest Trust Company (successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4 to Meritor’s Registration Statement on Form S-3 (Registration No. 333-49777), is incorporated by reference.

4-b-1
First Supplemental Indenture, dated as of July 7, 2000, to the Indenture, dated as of April 1, 1998, between ArvinMeritor and BNY Midwest Trust Company (successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4-b-1 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-15983) (“2000 Form 10-K”), is incorporated by reference.

4-b-2
Second Supplemental Indenture, dated as of July 6, 2004, to the Indenture, dated as of April 1, 1998, between ArvinMeritor and BNY Midwest Trust Company (successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004 (File No. 1-15983), is incorporated by reference.

4-c
Indenture dated as of July 3, 1990, as supplemented by a First Supplemental Indenture dated as of March 31, 1994, between ArvinMeritor and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as trustee, filed as Exhibit 4-4 to Arvin’s Registration Statement on Form S-3 (Registration No. 33-53087), is incorporated by reference.

4-c-1
Second Supplemental Indenture, dated as of July 7, 2000, to the Indenture dated as of July 3, 1990, between ArvinMeritor and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as trustee, filed as Exhibit 4-c-1 to the 2000 Form 10-K, is incorporated by reference.

4-c-2
Third Supplemental Indenture, dated as of July 6, 2004, to the Indenture, dated as of July 3, 1990, between ArvinMeritor and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as trustee, filed as Exhibit 4-b to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004 (File No. 1-15983), is incorporated by reference.

4-d
Indenture, dated as of January 28, 1997, between ArvinMeritor and Wilmington Trust Company, as trustee, filed as Exhibit 4.4 to Arvin’s Registration Statement on Form S-3 (Registration No. 333-18521), is incorporated by reference.

4-d-1
First Supplemental Indenture, dated as of January 28, 1997, to the Indenture dated as of January 28, 1997, between ArvinMeritor and Wilmington Trust Company, as trustee, filed as Exhibit 4.5 to Arvin’s Current Report on Form 8-K dated February 10, 1997 (File No. 1-302), is incorporated by reference.

4-d-2
Second Supplemental Indenture, dated as of July 7, 2000, to the Indenture dated as of January 28, 1997, between ArvinMeritor and Wilmington Trust Company, filed as Exhibit 4-d-2 to the 2000 Form 10-K, is incorporated by reference.

10-a
Credit Agreement, dated as of July 6, 2004, among ArvinMeritor, the subsidiary borrowers from time to time parties thereto, the institutions from time to time parties thereto as lenders, JP Morgan Chase Bank (successor by merger to Bank One, NA (Main Office Chicago)), as Administrative Agent, JP Morgan Chase Bank and Citicorp North America, Inc., as Syndication Agents, and ABN AMRO Bank N.V., BNP Paribas and UBS Securities LLC, as Documentation Agents, filed as Exhibit 10 to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004 (File No. 1-15983), is incorporated by reference.

*10-b-1	1997 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10 to ArvinMeritor’s Current Report on Form 8-K dated April 20, 2005 (File No. 1-15983), is incorporated by reference.

*10-b-2
Form of Restricted Stock Agreement under the 1997 Long-Term Incentives Plan, filed as Exhibit 10-a-2 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 1-13093), is incorporated by reference.

*10-b-3
Form of Option Agreement under the 1997 Long-Term Incentives Plan, filed as Exhibit 10(a) to Meritor’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-13093), is incorporated by reference.

*10-b-4
Form of Performance Share Agreement under the 1997 Long-Term Incentives Plan, filed as Exhibit 10-b to ArvinMeritor’s Current Report on Form 8-K dated December 7, 2004 (File No. 1-15983), is incorporated by reference.

*10-b-5
Description of Performance Goals Established in connection with 2005-2007 Cash Performance Plan under the 1997 Long- Term Incentives Plan, filed as Exhibit 10-c to ArvinMeritor’s Current Report on Form 8-K dated February 16, 2005 (File No. 1-15983), is incorporated by reference.

*10-b-6	Description of Performance Goals Established in connection with 2006-2008 Cash Performance Plan under the 1997 Long- Term Incentives Plan.
*10-c-1
Description of Compensation of Non-Employee Directors, filed as Exhibit 10-c-1 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004 (File No. 1-15983), is incorporated by reference.

*10-c-2	2004 Directors Stock Plan, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004 (File No. 1-15983), is incorporated by reference.
*10-c-3
Form of Restricted Share Unit Agreement under the 2004 Directors Stock Plan, filed as Exhibit 10-c-3 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004 (File No. 1-15983), is incorporated by reference.

*10-c-4	Form of Restricted Stock Agreement under the 2004 Directors Stock Plan.
*10-d-1	Incentive Compensation Plan, as amended and restated, filed as Exhibit 10-b to ArvinMeritor’s Current Report on Form 8- K dated February 16, 2005 (File No. 1-15983), is incorporated by reference.
*10-d-2
Form of Deferred Share Award Agreement, filed as Exhibit 10 to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2005 (File No. 1-15983), is incorporated by reference.

*10-e
Copy of resolution of the Board of Directors of ArvinMeritor, adopted on July 6, 2000, providing for its Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-f to the 2000 Form 10-K, is incorporated by reference.

*10-f	Deferred Compensation Plan, filed as Exhibit 10-e-1 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-13093), is incorporated by reference.
*10-g	1998 Stock Benefit Plan, as amended, filed as Exhibit (d)(2) to ArvinMeritor’s Schedule TO, Amendment No. 3 (File No. 5- 61023), is incorporated by reference.
*10-h	Employee Stock Benefit Plan, as amended, filed as Exhibit (d)(3) to ArvinMeritor’s Schedule TO, Amendment No. 3 (File No. 5-61023), is incorporated by reference.
*10-i
1988 Stock Benefit Plan, as amended, filed as Exhibit 10 to Arvin’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1988, and as Exhibit 10(E) to Arvin’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1993 (File No. 1-302), is incorporated by reference.

10-j
Loan Agreement, dated as of September 19, 2005, among ArvinMeritor, Inc., ArvinMeritor Receivables, Inc., the Lenders from time to time party thereto and Suntrust Capital Markets, Inc., filed as Exhibit 10a to ArvinMeritor’s Current Report on Form 8-K dated September 16, 2005 (File No. 1-15983), is incorporated by reference.

10-k
Second Amended and Restated Purchase and Sale Agreement, dated as of September 19, 2005, among ArvinMeritor OE, LLC and various affiliates, as Originators, and ArvinMeritor Receivables Corporation, filed as Exhibit 10b to ArvinMeritor’s Current Report on Form 8-K dated September 16, 2005 (File No. 1-15983), is incorporated by reference.

*10-l
Employment agreement between the company and Charles G. McClure, Jr., filed as Exhibit 10-s to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004 (File No. 1-15983), is incorporated by reference.

*10-m
Employment agreement between the company and James D. Donlon, III, filed as Exhibit 10 to ArvinMeritor’s Current Report on Form 8-K, dated April 12, 2005 (File No. 1-15983), is incorporated by reference.

*10-n
Form of employment letter between ArvinMeritor and its executives, filed as Exhibit 10-a to ArvinMeritor’s Current Report on Form 8-K, dated October 27, 2004 (File No. 1-15983), is incorporated by reference.

*10-o
Supplement to employment letter between ArvinMeritor and Juan L. De La Riva, filed as Exhibit 10-b to ArvinMeritor’s Current Report on Form 8-K, dated October 27, 2004 (File No. 1-15983), is incorporated by reference.

*10-p
Supplement to employment letter between ArvinMeritor and Thomas A. Gosnell, filed as Exhibit 10-c to ArvinMeritor’s Current Report on Form 8-K, dated October 27, 2004 (File No. 1-15983), is incorporated by reference.

12	Computation of ratio of earnings to fixed charges.
21	List of subsidiaries of ArvinMeritor.
23-a	Consent of Vernon G. Baker, II, Esq., Senior Vice President and General Counsel of ArvinMeritor.
23-b	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
23-c	Consent of Bates White LLC.
24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of ArvinMeritor.
31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINMERITOR, INC.

By:	/s/ Vernon G. Baker, II Vernon G. Baker, II Senior Vice President and General Counsel

Date: November 18, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 18th day of November, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Charles G. McClure, Jr. *	Chairman of the Board, Chief Executive Officer and President (principal executive officer) and Director
Joseph B. Anderson, Jr., Rhonda L. Brooks, David W. Devonshire, Ivor J. Evans, Joseph P. Flannery, William D. George, Jr., Richard W. Hanselman, Charles H. Harff, Victoria B. Jackson, James E. Marley, William R. Newlin, Steven G. Rothmeier and Andrew J. Schindler*
Directors
James D. Donlon, III*	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)
*By:/s/ Bonnie Wilkinson Bonnie Wilkinson Attorney-in-fact**
**By authority of powers of attorney filed herewith.

SCHEDULE II

ARVINMERITOR, INC.

VALUATION AND QUALIFIYING ACCOUNTS
For the Year Ended September 30, 2005, 2004, 2003

Description (In millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Other Deductions		Balance at End of Year
Year ended September 30, 2005:
Allowance for doubtful accounts	$26	$19	$11	(a)	$34
Deferred tax asset valuation allowance	93	55	—		148

Year ended September 30, 2004:
Allowance for doubtful accounts	$16	$19	$9	(a)	$26
Deferred tax asset valuation allowance	62	39	8	(b)	93

Year ended September 30, 2003:
Allowance for doubtful accounts	$12	$8	$4	(a)	$16
Deferred tax asset valuation allowance	42	24	4	(b)	62

(a)	Uncollectible accounts written off.

(b)	Underlying deferred tax asset written off.

S-1