Form 10-Q
period 2006-01-01
ARVINMERITOR INC
filed 2006-01-26
CIK 1113256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 1, 2006

Commission File No. 1-15983

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

70,468,395 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on December 31, 2005.

INDEX

PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements:	Page
			No.
		Consolidated Statement of Income - - Three Months
		Ended December 31, 2005 and 2004	2

		Consolidated Balance Sheet - -
		December 31, 2005 and September 30, 2005	3

		Condensed Consolidated Statement of Cash Flows - -
		Three Months Ended December 31, 2005 and 2004	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	31

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	40

	Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION:

	Item 5.	Other Information	42

	Item 6.	Exhibits	42

Signatures			43

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

	Three Months Ended December 31,
	2005	2004
	(Unaudited)
Sales	$2,086	$2,067
Cost of sales	(1,957)	(1,933)
GROSS MARGIN	129	134
Selling, general and administrative	(87)	(83)
Restructuring costs	(1)	(10)
Gain on divestitures	23	4
Customer bankruptcies	—	(5)
OPERATING INCOME	64	40
Equity in earnings of affiliates	7	6
Interest expense, net and other	(32)	(28)
INCOME BEFORE INCOME TAXES	39	18
Provision for income taxes	(10)	(6)
Minority interests	(2)	2
INCOME FROM CONTINUING OPERATIONS	27	14
INCOME FROM DISCONTINUED OPERATIONS	7	4
NET INCOME	$34	$18

BASIC EARNINGS PER SHARE
Continuing operations	$0.39	$0.21
Discontinued operations	0.10	0.06
Basic earnings per share	$0.49	$0.27

DILUTED EARNINGS PER SHARE
Continuing operations	$0.39	$0.20
Discontinued operations	0.10	0.06
Diluted earnings per share	$0.49	$0.26

Basic average common shares outstanding	69.0	67.8
Diluted average common shares outstanding	69.8	69.0

Cash dividends per common share	$0.10	$0.10

See notes to consolidated financial statements. Amounts for the three months ended December 31, 2004 have been restated for discontinued operations.

ARVINMERITOR, INC.

CONSOLIDATED BALANCE SHEET

(in millions)

	December 31,	September 30,
	2005	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$302	$187
Receivables, net	1,452	1,655
Inventories	550	541
Other current assets	256	256
Assets of discontinued operations	525	531
TOTAL CURRENT ASSETS	3,085	3,170
NET PROPERTY	982	1,013
GOODWILL	787	801
OTHER ASSETS	875	886
TOTAL ASSETS	$5,729	$5,870

LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$99	$131
Accounts payable	1,448	1,483
Other current liabilities	618	667
Liabilities of discontinued operations	221	242
TOTAL CURRENT LIABILITIES	2,386	2,523
LONG-TERM DEBT	1,438	1,451
RETIREMENT BENEFITS	753	754
OTHER LIABILITIES	215	209
MINORITY INTERESTS	60	58
SHAREOWNERS’ EQUITY:
Common stock (December 31, 2005 and September 30, 2005,
71.0 shares issued and 70.5 and 70.3 outstanding, respectively)	71	71
Additional paid-in capital	573	580
Retained earnings	606	579
Treasury stock (December 31, 2005 and September 30, 2005,
0.5 and 0.7 shares, respectively)	(12)	(10)
Unearned compensation	—	(13)
Accumulated other comprehensive loss	(361)	(332)
TOTAL SHAREOWNERS’ EQUITY	877	875
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$5,729	$5,870

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Three Months Ended December 31,
	2005	2004
	(Unaudited)
OPERATING ACTIVITIES
Income from continuing operations	$27	$14
Adjustments to income from continuing operations to arrive
at cash provided by (used for) operating activities:
Depreciation and amortization	40	45
Gain on divestitures	(23)	(4)
Restructuring costs, net of payments	(7)	—
Pension and retiree medical expense	33	27
Other adjustments to income	1	—
Pension and retiree medical contributions	(28)	(22)
Changes in receivable securitization and factoring	37	(41)
Changes in assets and liabilities, excluding effects of
acquisitions, divestitures and foreign currency adjustments	83	(144)
Cash flows provided by (used for) continuing operations	163	(125)
Cash flows used for discontinued operations	(12)	(95)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	151	(220)

INVESTING ACTIVITIES
Capital expenditures	(37)	(27)
Acquisitions of businesses and investments, net of cash acquired	(1)	(22)
Proceeds from disposition of property and businesses	39	33
Net investing cash flows provided by discontinued operations	7	162
CASH PROVIDED BY INVESTING ACTIVITIES	8	146

FINANCING ACTIVITIES
Net change in revolving credit facilities	—	11
Change in accounts receivable securitization program	(24)	—
Purchase of notes	(3)	—
Borrowings (payments) on lines of credit and other	(14)	20
Net change in debt	(41)	31
Proceeds from exercise of stock options	—	5
Cash dividends	(7)	(7)
Net financing cash flows provided by discontinued operations	2	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(46)	29
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH	2	4
CHANGE IN CASH AND CASH EQUIVALENTS	115	(41)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	187	132
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$302	$91

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

The company’s Light Vehicle Aftermarket (LVA) and Light Vehicle Systems (LVS) ride control businesses are presented as discontinued operations in the consolidated statement of income and related notes. The company sold its coil coating business during the first quarter of fiscal year 2005 and its results of operations are presented as discontinued operations in the consolidated statement of income for the period through the date of sale. The assets and liabilities of LVA are classified as held for sale and included in assets and liabilities of discontinued operations in the consolidated balance sheet (see Note 4).

In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the three months ended December 31, 2005, are not necessarily indicative of the results for the full year.

The company’s fiscal year ends on the Sunday nearest September 30. The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30. The first quarter of fiscal years 2006 and 2005 ended on January 1, 2006, and January 2, 2005, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and December 31 are used consistently throughout this report to represent the fiscal year end and first quarter end, respectively.

For each interim reporting period, the company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

2.	Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, and performance share awards.

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended
	December 31,
	2005	2004

Basic average common shares outstanding	69.0	67.8
Impact of restricted stock	0.8	0.9
Impact of stock options	—	0.3
Diluted average common shares outstanding	69.8	69.0

At December 31, 2005 and 2004, options to purchase 4.9 million and 1.3 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), and requires that these items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to inventory be based on the normal capacity of the company’s manufacturing facilities. The company adopted SFAS No. 151 in the first quarter of fiscal year 2006. The adoption of SFAS No. 151 did not impact the company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement also establishes fair value as the measurement objective for share-based payment transactions with employees. The company began expensing the fair value of stock options in fiscal year 2002. The company adopted the provisions of SFAS No. 123(R) in the first quarter of fiscal year 2006, which resulted primarily in changing the company’s method of accounting for retirement eligible employees and estimating forfeitures for unvested stock based compensation awards. Upon adoption, the company recognizes compensation expense associated with stock grants to retirement eligible employees during the year granted. Prior to adoption, the company expensed stock compensation granted to retirement eligible employees ratably over the respective vesting period. Also upon adoption the company reclassified amounts recorded in unearned compensation (a contra-equity account) to additional paid-in-capital in the consolidated balance sheet. The adoption of SFAS No. 123(R) did not have a material impact on the company’s results of operations or financial position.

In December 2004, the FASB issued Staff Position (FSP) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the Act) introduced a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The FSP addresses whether a company should be allowed additional time beyond the financial reporting period in which the Act was enacted, to evaluate the effects of the Act on the company’s plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The company is still evaluating the repatriation provisions of the Act for purposes of applying SFAS No. 109. This evaluation is expected to be completed in fiscal year 2006. The range of income tax effects of such repatriation cannot be reasonably estimated at this time.

4.	Discontinued Operations

In December 2005, the company sold its light vehicle ride control business located in Asti, Italy and recorded an after-tax loss on the sale of $2 million. This sale, along with the previous divestiture of the company’s 75-percent shareholdings in AP Amortiguadores, S.A. (APA) in the second quarter of fiscal year 2004, substantially completes the company’s plan to exit its LVS ride control business (ride control). Therefore, ride control is presented as discontinued operations in the consolidated statement of income for the three months ended December 31, 2005 and all prior periods have been restated to reflect this presentation. Ride control provides shock absorbers, struts, ministruts, and corner modules to the light vehicle industry. The company previously expected to close the ride control business in Asti, Italy during fiscal year 2006 and recorded approximately $31 million of restructuring costs in fiscal year 2005 related to the expected closure. These costs included $16 million of employee termination benefits and $15 million of asset impairment charges. As a result of the sale of the ride control operations located in Asti, Italy, in the first quarter of fiscal year 2006, the company reversed $12 million of restructuring costs related to employee termination benefits that will no longer be paid by the company.

In October 2004, the company announced plans to divest its LVA business. This plan is part of the company’s long-term strategy to focus on core competencies and support its global light vehicle systems original equipment manufacturing (OEM) customers and its commercial vehicle systems OEM and aftermarket customers. LVA supplies exhaust, ride control, motion control and filter products, as well as other automotive parts to the passenger car, light truck and sport utility vehicle aftermarket. LVA is reported as discontinued operations in the consolidated statement of income. The assets and liabilities of LVA are held for sale and included in assets and liabilities of discontinued operations in the consolidated balance sheet. Accordingly, net property and amortizable intangible assets are no longer being depreciated or amortized. In the fourth quarter of fiscal year 2005, management concluded that it is more likely that LVA’s North American businesses will be sold individually rather than as a whole. Our previous strategy was to sell the LVA North American business as a whole. The company expects to complete the divestiture of LVA in fiscal year 2006.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In November 2005, the company sold its 39-percent equity ownership interest in its light vehicle aftermarket joint venture, Purolator India. Cash proceeds from the sale were $9 million, resulting in a $2 million after-tax gain, which is recorded in income from discontinued operations.

In order to reduce costs and improve profitability, LVA recorded restructuring costs of $2 million in the first quarter of fiscal year 2006. At December 31 and September 30, 2005, $2 million of restructuring reserves primarily related to unpaid employee termination benefits are included in liabilities of discontinued operations.

In November 2004, the company completed the sale of its coil coating business, Roll Coater, Inc., a wholly owned subsidiary which supplied coil coating services and other value-added metal processing services to the transportation, appliance, heating and cooling, construction, doors and other industries. Cash proceeds from the sale were $163 million, resulting in a $2 million after-tax gain, which is recorded in income from discontinued operations.

Results of the discontinued operations are summarized as follows (in millions):

	Three Months Ended
	December 31,
	2005	2004
Sales:
Light Vehicle Aftermarket	$194	$204
Ride Control	15	23
Roll Coater	—	28
Total Sales	$209	$255

Income before income taxes	$11	$7
Provision for income taxes	(4)	(3)
Income from discontinued operations	$7	$4

Assets and liabilities of the discontinued operations are summarized as follows (in millions):

	December 31,	September 30,
	2005	2005

Current assets	$362	$367
Net property	141	136
Other assets	22	28
Assets of discontinued operations	$525	$531

Current liabilities	$181	$201
Other liabilities	31	33
Minority interests	9	8
Liabilities of discontinued operations	$221	$242

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Restructuring Costs

The company recorded restructuring charges of $1 million and $10 million during the first three months of fiscal year 2006 and 2005, respectively. At December 31 and September 30, 2005, $37 million and $56 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet.

Fiscal year 2005 actions:  In the second quarter of fiscal year 2005, the company announced the elimination of approximately 400 to 500 salaried positions and approved plans to consolidate, downsize, close or sell certain underperforming businesses or facilities. These actions are intended to align capacity with industry conditions, utilize assets more efficiently, and improve operations. In addition to the elimination of 400 to 500 salaried employees across the entire company, these actions will result in the reduction of an additional 300 salaried and 1,550 hourly employees at 11 global facilities that have been or will be closed, primarily in the LVS business segment. The total estimated cost of these actions is approximately $135 million, of which approximately $110 million will be cash costs. Estimated costs include employee severance and other exit costs, as well as asset impairments. Asset impairment charges relate to manufacturing facilities that will be closed or sold and machinery and equipment that have become idle and obsolete as a result of the facility closures. Total restructuring costs recorded related to these actions is $90 million as of December 31, 2005, which includes $60 million of employee termination benefits, $26 million of asset impairment charges and $4 million of other closure costs. Also included in these costs is a $12 million reversal of restructuring costs in the first quarter of fiscal year 2006 related to the sale of the company’s ride control business in Asti, Italy. This reversal is recorded in discontinued operations in the consolidated statement of income (see Note 4). The company expects to complete the majority of these restructuring actions and record the remaining costs by December 2006.

During fiscal year 2005, Meritor Suspensions Systems Company (MSSC), a 57-percent owned consolidated joint venture of the company, closed its Sheffield, England, stabilizer bar facility. The LVS business segment recorded restructuring and other exit costs of approximately $9 million related to this action, of which $5 million was recorded in the first quarter of fiscal year 2005. This included employee termination and other exit costs of approximately $2 million and asset impairment charges of $3 million. The employee termination costs related to a reduction of approximately 10 salaried and 125 hourly employees.

LVS also recorded $5 million of restructuring costs for previously approved employee terminations and other expenses during the first quarter of fiscal year 2005. These costs related to a reduction in workforce in the company’s operations in Spain and the consolidation of two facilities in Brazil. These actions resulted in the reduction of 10 salaried and 230 hourly employees.

The changes in the restructuring reserves for the three months ended December 31, 2005 are as follows (in millions):

Employee
Termination
Benefits
Balance at September 30, 2005	$56
Activity during the period:
Charges to expense	1
Ride control reversal	(12)
Cash payments	(8)
Balance at December 31, 2005	$37

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Acquisitions and Divestitures

In October 2005, the company completed the sale of certain assets of its commercial vehicle off-highway brake business for cash proceeds of approximately $39 million and recognized a pre-tax gain on the sale of $23 million. The sale includes equipment and certain assets from manufacturing facilities in York, South Carolina and Cwmbran, U.K. The divestiture of the off-highway brakes operation is aligned with the company's strategy to focus on its core products. These operations had sales of approximately $60 million in fiscal year 2005.

In December 2004, the company completed the divestiture of its LVS Columbus, Indiana automotive stamping and components manufacturing business and recognized a pre-tax gain on the sale of $4 million. This divestiture is part of the company’s plan to rationalize its operations and focus on its core automotive businesses.

On October 4, 2004, the company formed two joint ventures in France with AB Volvo to manufacture and distribute axles. The company acquired its 51-percent interest for a purchase price of €19 million ($25 million). Accordingly, beginning in the first quarter of fiscal year 2005, the results of operations and financial position of these joint ventures are consolidated by the company. The company has an option to purchase the remaining 49-percent interest in one of the joint ventures beginning in the first quarter of fiscal year 2008 for €16 million ($19 million) plus interest at EURIBOR rates, plus a margin. This option to purchase the minority interest is essentially a financing arrangement as the minority shareholder does not participate in any profits or losses of the joint venture. Therefore, this is recorded as a long-term obligation of the company and included in Other Liabilities (see Note 12). Accordingly, no minority interest is recognized for the 49-percent interest in this joint venture. The company recorded $4 million of goodwill associated with the purchase price allocation. In September 2005, as part of the purchase agreement, the company purchased approximately $5 million of additional machinery and equipment from AB Volvo.

7.	Accounts Receivable Securitization and Factoring

The company participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. In September 2005, the company entered into a new $250 million accounts receivable securitization arrangement. Under the new arrangement, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet (see Note 13). As of December 31, 2005 and September 30, 2005, the company had utilized $88 million and $112 million, respectively, of this accounts receivable securitization facility. Borrowings under this arrangement are collateralized by approximately $306 million of receivables held at ARC at December 31, 2005.

Prior to September 2005 the company participated in an accounts receivable securitization program wherein ARC entered into an agreement to sell an undivided interest in up to $250 million of eligible receivables to a bank conduit that funded its purchases through the issuance of commercial paper. The receivables under this program were sold at fair market value and excluded from the consolidated balance sheet. A discount on the sale, included in interest expense, net and other, of $1 million was recorded for the three months ended December 31, 2004. The company did not have a retained interest in the receivables sold, but did perform collection and administrative functions. The gross amount of proceeds received from the sale of receivables under these programs was $118 million for the three months ended December 31, 2004.

If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At December 31, 2005, the company was in compliance with all covenants.

In addition, several of the company’s European subsidiaries factor eligible accounts receivable with financial institutions. These receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored receivables excluded from accounts receivable was $60 million and $23 million at December 31, 2005 and September 30, 2005, respectively.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Inventories

Inventories are stated at the lower of cost (using first-in, first-out (FIFO) or average cost methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	December 31,	September 30,
	2005	2005
Finished goods	$144	$143
Work in process	165	177
Raw materials, parts and supplies	241	221
Total	$550	$541

9.	Other Current Assets

Other current assets are summarized as follows (in millions):

	December 31,	September 30,
	2005	2005

Current deferred income tax assets	$112	$112
Customer reimbursable tooling and engineering	54	69
Asbestos-related recoveries (see Note 16)	10	13
Assets held for sale	9	11
Prepaid and other	71	51
Other current assets	$256	$256

Costs incurred for tooling and engineering, principally for light vehicle products, for which customer reimbursement is contractually guaranteed, are classified as customer reimbursable tooling and engineering. These costs are billed to the customer based on the terms of the contract. Provisions for losses are recorded at the time management expects costs to exceed anticipated customer reimbursements.

The company records certain assets as held for sale. These assets primarily relate to land and buildings that have been previously closed through restructuring and other rationalization actions.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Other Assets

Other Assets are summarized as follows (in millions):

	December 31,	September 30,
	2005	2005
Non-current deferred income tax assets	$565	$575
Investments in non-consolidated joint ventures	118	114
Long-term receivables	36	36
Prepaid pension costs	24	26
Asbestos-related recoveries (see Note 16)	25	22
Capitalized software costs, net	28	30
Patents, licenses and other intangible assets (less accumulated
amortization: $5 at December 31 and September 30, 2005)	22	23
Other	57	60
Other assets	$875	$886

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

11.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2005	2005

Compensation and benefits	$187	$224
Income taxes	152	164
Product warranties	50	55
Taxes other than income taxes	35	33
Current deferred income tax liabilities	21	21
Asbestos-related liabilities (see Note 16)	14	16
Interest	31	11
Restructuring	37	56
Environmental	8	8
Other	83	79
Other current liabilities	$618	$667

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended
	December 31,
	2005	2004

Total product warranties -- beginning of period	$93	$90
Accruals for product warranties	11	12
Payments	(12)	(14)
Change in estimates and other	(3)	(2)
Total product warranties – end of period	89	86
Less: Non-current product warranties (see Note 12)	(39)	(30)
Product warranties – current portion	$50	$56

In fiscal year 2004, the company, as a result of receiving the wrong grade of steel from one of its steel suppliers, manufactured and shipped certain products that were out of specification with various customers’ orders. The company was notified by a customer in fiscal year 2005 that it was initiating a field service campaign covering approximately 35,000 vehicles that were manufactured by the customer during the relevant time frame, prior to the aforementioned steel issue being identified, and would expect the company to reimburse it for the cost of the campaign. Associated with this matter, in fiscal year 2005, the company recorded a warranty charge of $4 million, net of probable recoveries from the supplier, which are recorded in receivables. In the first quarter of fiscal year 2006, the company reached a settlement with the supplier regarding the field service campaign. This settlement resulted in a $1 million reduction in the company’s recorded liability, net of recoveries, related to this matter. Additionally, in fiscal year 2005 another customer notified the company that it has initiated a field service campaign to replace an affected part in approximately 8,300 vehicles. Although this field service campaign is associated with the same steel issue and the same supplier, it relates to a different part on the vehicle. Based on the currently available facts and circumstances, the company does not believe it has a probable liability related to this matter.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Other Liabilities

Other Liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2005	2005

Asbestos – related liabilities (see Note 16)	$41	$38
Non-current deferred income tax liabilities	23	23
Product warranties	39	38
Environmental	15	16
Long-term payable	56	57
Fair value of interest rate swaps	4	—
Other	37	37
Other liabilities	$215	$209

13.	Long-Term Debt

Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

	December 31,	September 30,
	2005	2005
6 5/8 percent notes due 2007	$200	$200
6 3/4 percent notes due 2008	100	100
7 1/8 percent notes due 2009	91	91
6.8 percent notes due 2009	302	305
8 3/4 percent notes due 2012	380	380
8 1/8 percent notes due 2015	250	250
9.5 percent subordinated debentures due 2027	39	39
Bank revolving credit facilities	—	—
Accounts receivable securitization	88	112
Lines of credit and other	73	88
Fair value adjustment of notes	14	17
Subtotal	1,537	1,582
Less: current maturities	(99)	(131)
Long-term debt	$1,438	$1,451

Debt Securities

In the first quarter of fiscal year 2006, the company purchased $3 million of the outstanding 6.8 percent notes on the open market at a discount.

The company previously filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities to be offered in one or more series on terms determined at the time of sale. At December 31, 2005 the company had $150 million of debt securities available for issuance under this shelf registration.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Under the provisions of FIN 46, it was determined that the trust is a variable interest entity in which the company does not have a variable interest and therefore is not the primary beneficiary and accordingly has included in long-term debt $39 million of junior subordinated debentures due to the trust.

Bank Revolving Credit Facilities

The company has a $900 million revolving credit facility that expires in 2008. Under the facility, borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company’s credit rating. At December 31, 2005, the margin over the LIBOR rate was 150 basis points, and the facility fee was 37.5 basis points. Certain of the company’s domestic subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the credit facility. The revolving credit facility includes a $150 million limit on the issuance of letters of credit. At December 31, 2005 and September 30, 2005, approximately $24 million and $23 million letters of credit, respectively, were issued.

The company, under the terms of an existing lease agreement, provided similar subsidiary guarantees for the benefit of the lessor, lenders and agent thereunder and voluntarily agreed to provide similar subsidiary guarantees for the benefit of the holders of the publicly-held notes outstanding under the company’s two indentures (see Note 19).

Accounts Receivable Securitization

In September 2005, the company entered into a new $250 million accounts receivable securitization arrangement. As discussed in Note 7, the company’s previous accounts receivable securitization facility expired in September 2005. Under the new arrangement, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ARC. ARC funds these purchases with borrowings under a loan agreement with a bank. The weighted average interest rate on borrowings under this arrangement was approximately 4.89 percent at December 31, 2005. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by $306 million of eligible receivables purchased and held by ARC at December 31, 2005.

Related Parties

The company also has an arrangement with a non-consolidated joint venture that allows the company to borrow funds from time to time, at LIBOR plus 50 basis points. No amounts were outstanding under this arrangement at December 31 and September 30, 2005.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest Rate Swap Agreements

As of December 31, 2005, the company had interest rate swap agreements that effectively convert $221 million of the company’s 8-3/4 percent notes and $93 million of the 6.8 percent notes to variable interest rates. As of December 31, 2005, the fair value of the 8-3/4 percent swaps was a liability of $4 million and is included in Other Liabilities. The fair value of the 6.8 percent swaps was an asset of $1 million and is included in Other Assets. The fair value of the swaps was not material as of September 30, 2005. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. The fair value adjustment of notes relates to previously terminated interest rate swaps and is amortized to earnings as a reduction of interest expense over the remaining life of the related debt. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent and 6.8 percent on notional amounts of $221 million and $93 million, respectively, and pays variable rates based on three-month LIBOR plus a weighted-average spread of 3.30 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other.

The company classifies the cash flows associated with the interest rate swaps in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

Leases

The company has entered into an agreement to lease certain manufacturing and administrative assets. Under the agreement, the assets are held by a variable interest entity. The variable interest entity’s purpose is to hold the manufacturing and administrative assets and lease such assets to the company. The company has determined that it has a variable interest in the variable interest entity, in the form of a $30 million residual value guarantee that obligates the company to absorb a majority of the variable interest entity’s losses. The assets and liabilities of this variable interest entity are included in the company’s consolidated balance sheet at December 31, 2005 and September 30, 2005. Amounts outstanding under this agreement are collateralized by the $35 million of property and equipment being leased. The lease expires in December 2006 at which time the company will either extend the lease at market terms, or purchase the properties and extinguish its outstanding obligation. If the properties are purchased, the company expects to finance the purchase using its existing long-term revolving credit facility. Therefore amounts outstanding are included in long-term debt in the consolidated balance sheet. The company also has various other operating leasing arrangements that are not with variable interest entities.

Future minimum lease payments under this lease and other operating leases are $22 million in 2006, $17 million in 2007, $14 million in 2008, $11 million in 2009, $8 million in 2010 and $5 million thereafter.

Covenants

The bank revolving credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. In addition, an operating lease requires the company to maintain financial ratios that are similar to those required under the company’s credit facilities. At December 31, 2005, the company was in compliance with all covenants.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Financial Instruments

The company’s financial instruments include cash and cash equivalents, short-term debt, long-term debt, interest rate swaps, and foreign exchange forward contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its interest rate and foreign exchange rate exposures. The company’s interest rate swap agreements are discussed in Note 13.

Foreign Exchange Contracts

The company’s operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates. The company has a foreign currency cash flow hedging program to reduce the company’s exposure to changes in exchange rates. The company uses foreign currency forward contracts to manage the company’s exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts.

Under this program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Income (AOCI) in the consolidated statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12 months. The was no material impact to operating income associated with hedge ineffectiveness in the three months ended December 31, 2005 and 2004.

Amounts recorded in AOCI were not material at December 31, 2005. At September 30, 2005, $2 million of gains were recorded in AOCI. The company expects to reclassify amounts from AOCI to operating income during fiscal year 2006 as the forecasted hedged transactions are recognized in earnings.

The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	December 31, 2005		September 30, 2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$302	$302	$187	$187
Interest rate swaps - asset	1	1	—	—
Foreign exchange contracts - asset	2	2	4	4
Interest rate swaps - liability	4	4	—	—
Foreign exchange contracts - liability	2	2	2	2
Short-term debt	99	99	131	131
Long-term debt	1,438	1,376	1,451	1,416

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Retirement Benefit Liabilities

Retirement Benefit Liabilities consisted of the following (in millions):

	December 31,	September 30,
	2005	2005
Retiree medical liability	$255	$263
Pension liability	494	483
Other	54	58
Subtotal	803	804
Less: current portion (included in compensation and benefits)	(50)	(50)
Retirement benefit liabilities	$753	$754

The components of net periodic pension and retiree medical expense, including discontinued operations, for the three months ended December 31, are as follows:

	2005		2004
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$12	$1	$10	$1
Interest cost	23	5	23	6
Assumed return on plan assets	(24)	—	(23)	—
Amortization of prior service costs	1	(6)	2	(6)
Recognition of transition asset	—	—	(1)	—
Recognized actuarial loss	14	7	8	7
Total expense	$26	$7	$19	$8

The company approved amendments to certain retiree medical plans in fiscal years 2002 and 2004. The cumulative effect of these amendments was a reduction in the accumulated postretirement benefit obligation (APBO) of $293 million, which is being amortized as a reduction of retiree medical expense over the average remaining service period of approximately 12 years. These plan amendments have been challenged in three separate class action lawsuits that have been filed in the United States District Court for the Eastern District of Michigan (District Court). The lawsuits allege that the changes breach the terms of various collective bargaining agreements entered into with the United Auto Workers (UAW) and the United Steel Workers at facilities that have either been closed or sold. The complaints also allege a companion claim under the Employee Retirement Income Security Act of 1974 (ERISA) essentially restating the alleged collective bargaining breach claims and seeking to bring them under ERISA. Plaintiffs sought injunctive relief requiring the company to provide lifetime retiree health care benefits under the applicable collective bargaining agreements.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 22, 2005, the District Court issued an order granting a motion by the UAW for a preliminary injunction (the injunction). The order enjoins the company from implementing the changes to retiree health benefits that had been scheduled to become effective on January 1, 2006, and orders the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes approved in 2002 and 2004. Due to the uncertainty related to the ongoing lawsuits and since the injunction has the impact of at least temporarily changing the benefits provided under the existing postretirement medical plans, the company has accounted for the injunction as a partial rescission of the 2002 and 2004 plan amendments. The company recalculated the APBO as of December 22, 2005, which resulted in an increase in the APBO of $168 million. The increase in APBO will offset the remaining unamortized negative prior service cost of the 2002 and 2004 plan amendments and will increase retiree medical expense over the average remaining service period associated with the original plan amendments of approximately 10 years. In addition, the increase in APBO will result in higher interest cost, a component of retiree medical expense, of approximately $9 million. For accounting purposes, the company will begin recording the impact of the injunction in March 2006, 90 days after the December 22, 2005 measurement date, which is consistent with the 90-day lag between the company's normal plan measurement date of June 30th and its fiscal year-end. The company expects its retiree medical expense to increase by approximately $13 million in fiscal year 2006 and retiree medical benefit payments to increase approximately $10 million in fiscal year 2006 compared to previous estimates.

The company continues to believe it has meritorious defenses to these actions and plans to defend these suits vigorously. The ultimate outcome of these three class action lawsuits may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

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

The company has been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at December 31, 2005 to be approximately $28 million, of which $10 million is recorded as a liability.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2005 to be approximately $53 million, of which $13 million is recorded as a liability.

Included in the company’s environmental liabilities are costs for on-going operating, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $6 million at December 31, 2005. The undiscounted estimate of these costs is approximately $11 million.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Following are the components of the Superfund and Non-Superfund Environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2005	$11	$13	$24
Payments	(1)	(2)	(3)
Change in cost estimates	—	2	2
Balance at December 31, 2005	$10	13	23

A portion of the environmental reserves is included in Other Current Liabilities (see Note 11), with the majority of the amounts recorded in Other Liabilities (see Note 12).

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

Asbestos

Maremont Corporation (Maremont), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 61,900 and 61,700 pending asbestos-related claims at December 31, and September 30, 2005, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2005	September 30, 2005
Pending and future claims	$47	$50
Shortfall and other	8	4
Asbestos-related reserves	$55	$54

Asbestos-related recoveries	$35	$35

A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 9, 10, 11 and 12).

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prior to February 2001, Maremont participated in the Center for Claims Resolution (“CCR”) and shared with other CCR members in the payments of defense and indemnity costs for asbestos-related claims. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 2001, when it was reorganized and discontinued negotiating shared settlements. Upon dissolution of the CCR in February 2001, Maremont began handling asbestos-related claims through its own defense counsel and has taken a more aggressive defensive approach that involves examining the merits of each asbestos-related claim. Although the company expects legal defense costs to continue at higher levels than when it participated in the CCR, the company believes its litigation strategy has reduced the average indemnity cost per claim. Billings to insurance companies for indemnity and defense costs of resolved cases were $1 million and $3 million in the three months ended December 31, 2005 and 2004, respectively.

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

In the fourth quarter of fiscal year 2005, Maremont engaged Bates White LLC (Bates White), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining whether it would be possible to estimate the cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont, as well as the cost of Maremont’s share of committed but unpaid settlements entered into by the CCR. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised Maremont that it would be able to determine an estimate of probable costs to resolve pending and future asbestos-related claims, based on historical data and certain assumptions with respect to events that occur in the future. The company engaged Bates White to update the study as of December 31, 2005.

Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next three to four years of $35 million to $54 million. After consultation with Bates White, Maremont determined that as of December 31, 2005 the most likely and probable liability for pending and future claims over the next four years is $47 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•

Pending and future claims were estimated for a four year period ending in fiscal year 2010. Maremont believes that the litigation environment will change significantly in several years, and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims declines for each year further in the future. As a result, estimating a probable liability beyond four years is difficult and uncertain;

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shortfall and other:  Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were not significant in the three months ended December 31, 2005 and 2004.

Recoveries:  Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $35 million. Receivables for policies in dispute are not recorded. Certain insurance policies have been settled in cash prior to the ultimate settlement of related asbestos liabilities. Amounts received from insurance settlements are either recorded in liabilities for shortfall and other or recorded as a reduction to specific insurance receivables. The difference between the estimated liability and the insurance receivable is related to proceeds received from settled insurance policies.

The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are difficult to predict. The future litigation environment for Maremont could change significantly from its past experience, due, for example, to changes in the mix of claims filed against Maremont in terms of plaintiffs’ law firm, jurisdiction and disease; legislative or regulatory developments; Maremont’s approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers, and the continuing solvency of various insurance companies. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Maremont’s asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial position and results of operations.

Rockwell — ArvinMeritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell automotive products many years ago. Liability for these claims was transferred to the company at the time of the spin-off of the automotive business to Meritor from Rockwell in 1997. Currently there are thousands of claimants in lawsuits that name the company, together with many other companies, as defendants. However, the company does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liabilities. A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will never identify any of Rockwell’s products. For those claimants who do show that they worked with Rockwell’s products, management nevertheless believes it has meritorious defenses, in substantial part due to the integrity of the products involved, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. The company defends these cases vigorously. Historically, ArvinMeritor has been dismissed from the vast majority of these claims with no payment to claimants.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Guarantees

In December 2005, the company guaranteed a third party’s obligation to reimburse another party (the other party) for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. To date, the third party has met its obligations to reimburse the other party. The APBO associated with these retiree medical benefits is considered the maximum potential exposure under this guarantee, and is estimated to be approximately $25 million. No amount has been recorded for this guarantee based on the probability of the company having to perform under the guarantee.

The company has guaranteed certain trade payable balances of one of its non-consolidated joint ventures. In the event of a default by the joint venture, the company would be required to pay the guaranteed party. The maximum exposure under the guarantee is $4 million. The estimated fair value of this guarantee is not significant, and therefore, no liability was recorded.

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

Litigation associated with the company’s retiree medical plans is discussed in Note 15.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.	Comprehensive Income

On an annual basis, disclosure of comprehensive income is incorporated into the Consolidated Statement of Shareowners’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, and unrealized gains and losses on derivatives and equity securities.

Comprehensive income is summarized as follows (in millions):

	Three Months Ended
	December 31,
	2005	2004
Net income	$34	$18
Foreign currency translation adjustments	(27)	151
Unrealized gain (loss) on foreign exchange contracts, net of tax	(2)	10
Comprehensive income	$5	$179

18.	Business Segment Information

The company has two reportable operating segments: Light Vehicle Systems (LVS) and Commercial Vehicle Systems (CVS). LVS is a major supplier of air and emission systems, aperture systems (roof and door systems), and undercarriage systems (suspension and wheel products) for passenger cars, light trucks and sport utility vehicles to original equipment manufacturers (OEMs). The company’s ride control business is presented as discontinued operations in the consolidated statement of income for the three months ended December 31, 2005 and prior period segment information has been restated to reflect this presentation. CVS supplies drivetrain systems and components, including axles and drivelines, braking and suspension systems, and exhaust and ride control products, for medium- and heavy-duty trucks, trailers and specialty vehicles to OEMs and the commercial vehicle aftermarket. The company’s previously reported LVA segment and Other are reported in discontinued operations.

The company uses operating income as the primary basis for the Chief Operating Decision Maker (CODM) to evaluate the performance of each of the company’s reportable segments. The accounting policies of the segments are the same as those applied in the Consolidated Financial Statements. The company may allocate certain common costs, primarily corporate functions, between the segments differently than the company would for stand alone financial information prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These allocated costs include expenses for shared services such as information technology, finance, communications, legal and human resources. The company does not allocate interest expense, equity in earnings of affiliates and certain legacy and other corporate costs not directly associated with the segments’ operating income.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment information is summarized as follows (in millions):

	Three Months Ended
	December 31,
	2005	2004
Sales:
Light Vehicle Systems	$1,150	$1,160
Commercial Vehicle Systems	936	907
Total sales	$2,086	$2,067
Operating Income (Loss):
Light Vehicle Systems	$(3)	$3
Commercial Vehicle Systems	67	37
Operating income	64	40
Equity in earnings of affiliates	7	6
Interest expense, net and other	(32)	(28)
Income before income taxes	39	18
Provision for income taxes	(10)	(6)
Minority interests	(2)	2
Income from continuing operations	$27	$14

A summary of the changes in the carrying value of goodwill for the three months ended December 31, 2005, is as follows (in millions):

	LVS	CVS	Total
Balance at September 30, 2005	$368	$433	$801
Goodwill allocated to sale of off-highway brakes	—	(7)	(7)
Foreign currency translation	(4)	(3)	(7)
Balance at December 31, 2005	$364	423	787

19.	Supplemental Guarantor Condensed Consolidating Financial Statements

Under the company’s $900 million revolving credit facility, certain domestic wholly-owned subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the facility. Similar subsidiary guarantees were provided for the benefit of the holders of the publicly-held notes outstanding under the company’s two indentures (see Note 13).

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Income

(In millions)

	Three Months Ended December 31, 2005
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$805	$1,281	$—	$2,086
Subsidiaries	—	30	89	(119)	—
Total sales	—	835	1,370	(119)	2,086
Cost of sales	(5)	(787)	(1,284)	119	(1,957)
GROSS MARGIN	(5)	48	86	—	129
Selling, general and administrative	(16)	(36)	(35)	—	(87)
Gain on divestitures	—	17	6	—	23
Restructuring costs	—	(2)	1	—	(1)
OPERATING INCOME (LOSS)	(21)	27	58	—	64
Equity in earnings of affiliates	1	4	2	—	7
Other income (expense), net	15	(159)	144	—	—
Interest expense, net and other	(29)	(4)	1	—	(32)
INCOME (LOSS) BEFORE INCOME TAXES	(34)	(132)	205	—	39
Benefit (provision) for income taxes	12	72	(94)	—	(10)
Minority interests	—	—	(2)	—	(2)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(22)	(60)	109	—	27
INCOME FROM DISCONTINUED OPERATIONS	—	1	6	—	7
Equity in net income of subsidiaries	56	115	—	(171)	—
NET INCOME (LOSS)	$34	$56	$115	$(171)	$34

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Income

(In millions)

	Three Months Ended December 31, 2004
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$750	$1,317	$—	$2,067
Subsidiaries	—	45	110	(155)	—
Total sales	—	795	1,427	(155)	2,067
Cost of sales	(4)	(748)	(1,336)	155	(1,933)
GROSS MARGIN	(4)	47	91	—	134
Selling, general and administrative	(17)	(29)	(37)	—	(83)
Customer bankruptcies	—	—	(5)	—	(5)
Restructuring costs	—	—	(10)	—	(10)
Gain on divestitures	—	4	—	—	4
OPERATING INCOME (LOSS)	(21)	22	39	—	40
Equity in earnings of affiliates	—	2	4	—	6
Other income (expense), net	14	(4)	(10)	—	—
Interest expense, net and other	(27)	(1)	—	—	(28)
INCOME (LOSS) BEFORE INCOME TAXES	(34)	19	33	—	18
Benefit (provision) for income taxes	13	(8)	(11)	—	(6)
Minority interests	—	—	2	—	2
INCOME (LOSS) FROM CONTINUING OPERATIONS	(21)	11	24	—	14
INCOME FROM DISCONTINUED OPERATIONS	—	1	3	—	4
Equity in net income of subsidiaries	39	28	—	(67)	—
NET INCOME (LOSS)	$18	$40	$27	$(67)	$18

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

(In millions)

	December 31, 2005
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$45	$—	$257	$—	$302
Receivables, net	1	114	1,337	—	1,452
Inventories	—	224	326	—	550
Other current assets	30	81	145	—	256
Assets of discontinued operations	—	156	369	—	525
TOTAL CURRENT ASSETS	76	575	2,434	—	3,085
NET PROPERTY	36	291	655	—	982
GOODWILL	—	311	476	—	787
OTHER ASSETS	459	70	346	—	875
INVESTMENTS IN SUBSIDIARIES	3,520	1,176	—	(4,696)	—
TOTAL ASSETS	$4,091	$2,423	$3,911	$(4,696)	$5,729

CURRENT LIABILITIES
Short-term debt	$—	$7	$92	$—	$99
Accounts payable	14	458	976	—	1,448
Other current liabilities	232	93	293	—	618
Liabilities of discontinued operations	—	124	97	—	221
TOTAL CURRENT LIABILITIES	246	682	1,458	—	2,386
LONG-TERM DEBT	1,411	—	27	—	1,438
RETIREMENT BENEFITS	533	—	220	—	753
INTERCOMPANY PAYABLE (RECEIVABLE)	974	(1,746)	772	—	—
OTHER LIABILITIES	50	60	105	—	215
MINORITY INTERESTS	—	—	60	—	60
SHAREOWNERS’ EQUITY	877	3,427	1,269	(4,696)	877
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,091	$2,423	$3,911	$(4,696)	$5,729

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Three Months Ended December 31, 2005
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$86	$8	$57	$—	$151

INVESTING ACTIVITIES
Capital expenditures	—	(7)	(30)	—	(37)
Acquisitions of businesses and investments	—	—	(1)	—	(1)
Proceeds from disposition of property and businesses	—	—	39	—	39
Net investing cash flows provided by discontinued operations	—	6	1	—	7
CASH PROVIDED BY INVESTING ACTIVITIES	—	(1)	9	—	8

FINANCING ACTIVITIES
Net change in debt	(3)	(7)	(31)	—	(41)
Intercompany advances	(94)	—	94	—	—
Cash dividends	(7)	—	—	—	(7)
Net financing cash flows provided by discontinued operations	—	—	2	—	2
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(104)	(7)	65	—	(46)

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	2	—	2

CHANGE IN CASH AND CASH EQUIVALENTS	(18)	—	133	—	115

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63	—	124	—	187
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45	$—	$257	$—	$302

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Three Months Ended December 31, 2004
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$63	$(24)	$(259)	$—	$(220)

INVESTING ACTIVITIES
Capital expenditures	—	(9)	(18)	—	(27)
Acquisitions of businesses and investments	—	—	(22)	—	(22)
Proceeds from disposition of property and businesses	—	33	—	—	33
Net investing cash flows provided by discontinued operations	—	—	162	—	162
CASH PROVIDED INVESTING ACTIVITIES	—	24	122	—	146

FINANCING ACTIVITIES
Net change in debt	14	—	17	—	31
Proceeds from exercise of stock options	5	—	—	—	5
Intercompany advances	(72)	—	72	—	—
Cash dividends	(7)	—	—	—	(7)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(60)	—	89	—	29

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	4	—	4

CHANGE IN CASH AND CASH EQUIVALENTS	3	—	(44)	—	(41)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2	1	129	—	132
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5	$1	$85	$—	$91

ARVINMERITOR, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The company’s first fiscal quarter ended December 31, 2005 had mixed financial results. Our Commercial Vehicle Systems (CVS) business reported a substantial increase in operating profit, primarily driven by a gain on the sale of certain assets of its off-highway brakes business, and the higher production volumes at many of its customers, but our Light Vehicle Systems (LVS) business incurred an operating loss. The markets CVS participates in were mixed. When compared to the prior year, the North American heavy-duty (commonly referred to as Class 8) truck markets increased approximately 6 percent, while the North American medium-duty and trailer markets each declined by approximately 15 percent. Western European heavy and medium duty truck production volumes increased approximately 15 percent. Our LVS business incurred an operating loss of $3 million for the first quarter of fiscal 2006. We continue to execute our restructuring plans announced in early fiscal year 2005. To date we have consolidated, closed or sold 7 facilities, primarily in the LVS business segment.

In December 2005, we sold our light vehicle ride control business located in Asti, Italy. This sale, along with the previous divestiture of our 75-percent shareholdings in AP Amortiguadores, S.A. (APA) in the second quarter of fiscal year 2004, substantially completes our plan to exit the LVS ride control business. Therefore, the results of operations of this business are included in discontinued operations at December 31, 2005 and all prior periods’ results of operations have been restated to reflect this presentation.

We previously announced our intention to divest our Light Vehicle Aftermarket (LVA) business segment. For financial accounting and reporting purposes, LVA is also reported as discontinued operations for all periods presented. In the fourth quarter of fiscal year 2005, management concluded that it is more likely that LVA’s North American businesses will be sold individually rather than as a whole. Our previous strategy was to sell the LVA North American business as a whole. We expect to complete the divestiture of LVA in fiscal year 2006

A summary of our results for the three months ended December 31, 2005, is as follows:

•	Sales were $2.1 billion, up one percent from the same period last year.
•	Operating margins were 3.1 percent, up from 1.9 percent a year ago.
•	Diluted earnings per share from continuing operations were $0.39, compared to $0.20 per share in the first quarter of fiscal year 2005.
•	Diluted earnings per share from discontinued operations were $0.10, compared to $0.06 in the first quarter of fiscal year 2005.
•	Net income was $34 million or $0.49 per diluted share, compared to net income of $18 million, or $0.26 per diluted share last year.
•	Results for the first quarter of fiscal year 2006 include a pre-tax $23 million gain on the sale of certain assets of CVS’ off-highway brakes business.

Our business continues to address a number of challenging industry-wide issues including:

•	Excess capacity;
•	High commodity prices, particularly steel;
•	Weakened financial strength of some of the original equipment (OE) manufacturers;
•	Reduced production volumes and changes in product mix in North America;
•	Higher energy and transportation costs;
•	OE pricing pressures; and
•	Currency exchange rate volatility.

ARVINMERITOR, INC.

Higher raw material costs and intense competition, coupled with global excess capacity most notably in the light vehicle industry, have created pressure from customers to reduce our prices. We continuously work to address these competitive challenges and offset price decreases by reducing costs, improving productivity and restructuring operations. The company’s cost reduction and productivity programs, including savings from our fiscal year 2005 restructuring actions, offset the impact of lower selling prices to our customers.

Also impacting our industry is the rising cost of pension and other post-retirement benefits. To partially address this issue we approved amendments to certain retiree medical plans in fiscal years 2002 and 2004. The cumulative effect of these amendments was a reduction in the accumulated postretirement benefit obligation (APBO) of $293 million, which is being amortized as a reduction of retiree medical expense over the average remaining service period of approximately 12 years. These plan amendments have been challenged in three separate class action lawsuits that have been filed in the United States District Court for the Eastern District of Michigan (District Court). The lawsuits allege that the changes breach the terms of various collective bargaining agreements entered into with the United Auto Workers (UAW) and the United Steel Workers at facilities that have either been closed or sold. The complaints also allege a companion claim under the Employee Retirement Income Security Act of 1974 (ERISA) essentially restating the alleged collective bargaining breach claims and seeking to bring them under ERISA. Plaintiffs sought injunctive relief requiring the company to provide lifetime retiree health care benefits under the applicable collective bargaining agreements.

On December 22, 2005, the District Court issued an order granting a motion by the UAW for a preliminary injunction (the injunction). The order enjoins the company from implementing the changes to retiree health benefits that had been scheduled to become effective on January 1, 2006, and orders the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes approved in 2002 and 2004. Due to the uncertainty related to the ongoing lawsuits and since the injunction has the impact of at least temporarily changing the benefits provided under the existing postretirement medical plans, we have accounted for the injunction as a partial rescission of the 2002 and 2004 plan amendments. We recalculated the APBO as of December 22, 2005, which resulted in an increase in the APBO of $168 million. The increase in APBO will offset the remaining unamortized negative prior service cost of the 2002 and 2004 plan amendments and will increase retiree medical expense over the average remaining service period associated with the original plan amendments of approximately 10 years. In addition, the increase in APBO will result in higher interest cost, a component of retiree medical expense, of approximately $9 million. For accounting purposes, we will begin recording the impact of the injunction in March 2006, on a one-quarter lag consistent with the 90-day lag between our plan measurement date and fiscal year-end. As a result, we expect retiree medical expense to increase by approximately $13 million in fiscal year 2006. The company also expects retiree medical benefit payments to increase approximately $10 million in fiscal year 2006 compared to previous estimates as a result of the injunction. We continue to believe we have meritorious defenses to these actions and plan to defend these suits vigorously. The ultimate outcome of these three class action lawsuits may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

Cash provided by operating activities before the impact of accounts receivable factoring programs for the three months ended December 31, 2005, was $114 million, compared to $179 million of cash used by operating activities before the impact of the accounts receivable securitization and factoring programs in the same period last year. The increase in cash flow was largely driven by a reduction in working capital.

MARKET OUTLOOK

Our fiscal year 2006 outlook for light vehicle production is 15.6 million vehicles in North America and 16.4 million vehicles in Western Europe. We expect that North American heavy-duty (also referred to as Class 8) truck production will increase slightly in fiscal year 2006 to 325,000 units, up from 324,000 last year, and European heavy and medium truck production will remain flat at 429,000 units.

ARVINMERITOR, INC.

COMPANY OUTLOOK

Although we believe the price of steel will continue to challenge our industry during fiscal year 2006, we do not expect this issue to significantly impact our results of operations when compared to the prior year. We have taken actions to help mitigate this issue, including finding new global steel sources, identifying alternative materials, finding ways to re-engineer our products to be less dependent on steel, working with our suppliers to reduce material costs, consolidating and selling scrap from many of our facilities and negotiating with our customers to recover some of the higher steel costs. We continue to further consolidate our LVS business to address competitive challenges in the automotive supplier industry. Anticipated restructuring actions include those actions previously discussed.

Significant factors that could affect the company’s results in fiscal year 2006 include:

•	Our ability to recover steel price increases from our customers;
•	Additional restructuring actions and the timing and recognition of restructuring charges;
•	Higher than planned price reductions to our customers;
•	The financial strength of our suppliers and customers, including potential bankruptcies;
•	Any unplanned extended customer shutdowns or production interruptions;
•	Our ability to implement planned productivity and cost reduction initiatives;
•	The impact of any acquisitions or divestitures;
•	Significant gains or losses of existing business;
•	The ultimate outcome of the three class action lawsuits concerning our retiree medical plans; and
•	The impact of currency fluctuations on sales and operating income.

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

ARVINMERITOR, INC.

RESULTS OF OPERATIONS

The following is a summary of the financial results (in millions, except per share amounts):

	Three Months Ended
	December 31,
	2005	2004
Sales:
Light Vehicle Systems	$1,150	$1,160
Commercial Vehicle Systems	936	907
SALES	$2,086	$2,067
Operating Income (Loss):
Light Vehicle Systems	$(3)	$3
Commercial Vehicle Systems	67	37
OPERATING INCOME	64	40
Equity in earnings of affiliates	7	6
Interest expense, net and other	(32)	(28)
INCOME BEFORE INCOME TAXES	39	18
Provision for income taxes	(10)	(6)
Minority interests	(2)	2
INCOME FROM CONTINUING OPERATIONS	27	14
INCOME FROM DISCONTINUED OPERATIONS	7	4
NET INCOME	$34	$18

DILUTED EARNINGS PER SHARE
Continuing operations	$0.39	$0.20
Discontinued operations	0.10	0.06
Diluted earnings per share	$0.49	$0.26

DILUTED AVERAGE COMMON SHARES OUTSTANDING	69.8	69.0

ARVINMERITOR, INC.

 Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Sales

The following table reflects geographical business segment sales for the three months ended December 31, 2005 and 2004. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates and acquisitions and divestitures had on sales (in millions).

					Dollar Change Due To
	December 31,		Dollar	%		Acquisitions	Volume
	2005	2004	Change	Change	Currency	/ Divestitures	/ Other
LVS:
North America	$472	$507	$(35)	(7)%	2	(14)	(23)
Europe	545	541	4	1%	(45)	(4)	53
Asia and other	133	112	21	19%	4	—	17
	1,150	1,160	(10)	(1)%	(39)	(18)	47
CVS:
North America	$566	$530	$36	7%	1	(10)	45
Europe	259	278	(19)	(7)%	(34)	(4)	19
Asia and other	111	99	12	12%	7	—	5
	936	907	29	3%	(26)	(14)	69
SALES	$2,086	$2,067	$19	1%	(65)	(32)	116

Continuing Operations

Sales for the three months ended December 31, 2005 were $2,086 million, up $19 million, or one percent, from the same period last year. The increase in sales was attributable to stronger North American and European commercial vehicle truck volumes in our CVS business segment; and higher pass-through sales in our LVS business. These increases were partially offset by foreign currency translation, which reduced sales by $65 million, primarily due to the stronger U.S. dollar compared to other currencies in which we operate. Divestitures of certain LVS businesses in previous periods and the sale of certain assets of CVS’ off-highway brake business reduced sales in the first quarter of fiscal year 2006 by $32 million.

Business Segments

Light Vehicle Systems (LVS) sales were $1,150 million for the three months ended December 31, 2005, down $10 million, or one percent, from a year ago. The effect of foreign currency translation decreased sales by $39 million. Excluding the impact of foreign currency translation, sales were up $29 million. Pass-through sales were approximately $360 million in the first quarter of fiscal year 2006 compared to approximately $310 million in the first quarter of fiscal year 2005. Pass-through sales are products sold to our customers where we acquire the material and assemble it into the final product. These pass-through sales carry minimal margins, as we have little engineering or manufacturing responsibility. The higher pass-through sales were partially offset by lower OE demand and the loss of sales associated with previously announced divestitures, primarily the sale of an automotive stamping and components manufacturing operation in the first quarter of fiscal year 2005.

Commercial Vehicle Systems (CVS) sales were $936 million, up $29 million, or three percent, from the first quarter of fiscal year 2005. Excluding the impact of foreign currency translation, sales were up $55 million. The increase in sales was primarily attributable to stronger North American and European commercial vehicle truck volumes. Compared to the first quarter of fiscal year 2005, production volumes in North America for Class 8 trucks increased approximately 6 percent, and Western European heavy and medium-duty truck volumes increased 15 percent. These increases were partially offset by the loss of sales associated with the divestiture of certain assets of the off-highway brakes business of approximately $14 million.

ARVINMERITOR, INC.

Operating Income (Loss) and Operating Margins

The following table reflects operating income and operating margins for three months ended December 30, 2005 and 2004 (in millions).

	Operating Income (Loss)				Operating Margin
	December 31,		Dollar	%	December 31,
	2005	2004	Change	Change	2005	2004	Change
LVS:	$(3)	$3	$(6)	(200)%	(0.3)%	0.3%	(0.6)	pts
CVS:	67	37	30	81%	7.2%	4.1%	3.1	pts
TOTAL	$64	$40	$24	60%	3.1%	1.9%	1.2	pts

Operating income for the three months ended December 31, 2005 was $64 million, an increase of $24 million, compared to the three months ended December 31, 2004. Operating margin was 3.1 percent, up from 1.9 percent. Included in operating income was the $23 million gain on the sale of certain assets of CVS’ off-highway brakes business. The benefit of higher sales levels in our CVS business and cost savings from our restructuring actions of $8 million were largely offset by the loss of income associated with certain of our previous divestitures of $5 million and higher energy and pension costs of $4 million and $6 million, respectively, when compared to the same period last year. Included in operating income in the first quarter of fiscal year 2005 were $10 million of restructuring costs and a gain on the sale of an automotive stamping business of $4 million.

Selling, general and administrative expenses as a percentage of sales increased slightly to 4.2 percent in the first quarter of fiscal year 2006 from 4.0 percent a year ago.

Business Segments

LVS operating loss was $3 million, compared to operating income of $3 million in the same period last year. Impacting the operating loss were higher energy and transportation costs of $2 million, higher pension and retiree medical costs of $3 million and higher investments in engineering. These items partially offset cost savings resulting from restructuring actions. LVS was able to offset customer pricing pressures with productivity and cost reduction actions. LVS recorded restructuring costs of $10 million in the first quarter of fiscal year 2005 related to the closure of our Sheffield, England stabilizer bar facility, the consolidation of two facilities in Brazil and a reduction in workforce in our operations in Spain. Also impacting operating income in the prior year was a $4 million gain on the sale of an automotive stamping and components manufacturing operation.

CVS operating income was $67 million, up $30 million compared to the same period last year. Operating margin increased to 7.2 percent from 4.1 percent a year ago. Included in operating income for the three months ended December 31, 2005 was a $23 million gain on the sale of certain assets of the off-highway brake business. Also favorably impacting operating income were the benefits of the higher sales volumes.

Other Income Statement Items

The effective income tax rate from continuing operations for the three months ended December 31, 2005, of approximately 24 percent is lower than the U.S. statutory tax rate due primarily to tax planning and lower foreign statutory tax rates. We expect our effective tax rate for continuing operations to be approximately 24 percent in fiscal year 2006.

Interest expense, net and other was $32 million, compared to $28 million in the same period last year. The increase in interest expense is primarily due to higher interest rates on our variable rate debt compared with the prior year.

Income from continuing operations for the first quarter of fiscal year 2006 was $27 million, or $0.39 per diluted share, compared to $14 million, or $0.20 per diluted share, in the prior year.

ARVINMERITOR, INC.

Income from discontinued operations was $7 million for the three months ended December 31, 2005 compared to $4 million a year ago. Included in income from discontinued operations in the first quarter of fiscal year 2006 is an after-tax loss of $2 million on the sale of the LVS ride control business located in Asti, Italy. Income from discontinued operations also includes a reversal of approximately $8 million of after-tax employee severance costs that were recorded in the prior year as part of our fiscal year 2005 restructuring actions. As a result of the sale of the ride control operations in Asti, Italy these employee termination benefits will no longer be paid by the company. The company previously expected to incur these costs as part of the closure of the ride control business in Asti, Italy. Also included in income from discontinued operations in the first quarter of fiscal year 2006 was an after-tax gain of approximately $2 million on the sale of our 39-percent equity ownership interest in our light vehicle aftermarket joint venture, Purolator India. A $2 million after-tax gain on the sale of our coil coating business is included in income from discontinued operations in the first quarter of fiscal year 2005.

Net income for the first quarter of fiscal year 2006 was $34 million, or $0.49 per diluted share, compared to net income of $18 million, or $0.26 per diluted share, in the prior year.

FINANCIAL CONDITION

Capitalization

	December 31, 2005	September 30, 2005
Short-term debt	$99	$131
Long-term debt	1,438	1,451
Total debt	1,537	1,582
Minority interests	60	58
Shareowners’ equity	877	875
Total capitalization	$2,474	$2,515

Ratio of debt to capitalization	62%	63%

We remain committed to strong cash flow generation, the reduction of debt and regaining an investment grade credit rating. For the first three months of fiscal 2006, our primary source of liquidity was cash from operating activities and proceeds from the divestitures of certain businesses, supplemented by our accounts receivables securitization and factoring programs and, as required, borrowings on our revolving credit facility. Our total debt to capitalization ratio was 62 percent at December 31, 2005, compared to 63 percent at September 30, 2005.

ARVINMERITOR, INC.

Cash Flows

	Three Months Ended
	December 30,
	2005	2004
OPERATING CASH FLOWS
Income from continuing operations	$27	$14
Depreciation and amortization	40	45
Gain on divestitures	(23)	(4)
Restructuring costs, net of payments	(7)	—
Pension and retiree medical expense	33	27
Pension and retiree medical contributions	(28)	(22)
Change in working capital	71	(157)
Other	13	13
Net operating cash provided by (used for) continuing operations before
changes in receivable securitization and factoring	126	(84)
Net operating cash used by discontinued operations	(12)	(95)
Operating cash flow before receivable securitization and factoring	114	(179)
Receivable securitization and factoring	37	(41)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$151	$(220)

Operating cash flows provided by continuing operations before the impact of our receivable factoring programs was $126 million in the first three months of fiscal year 2006, compared to $84 million of cash used by continuing operations before the impact of our receivable securitization and factoring programs in the prior year. The increase in cash flow is primarily attributable to lower working capital levels. Cash used by discontinued operations was $12 million compared to cash used by discontinued operations of $95 million a year ago. In addition, LVA did not participate in our accounts receivable securitization program in the first quarter of fiscal year 2005. As a result, LVA’s outstanding receivables increased by approximately $50 million in the first quarter of fiscal year 2005.

	Three Months Ended
	December 31,
	2005	2004
INVESTING CASH FLOWS
Capital expenditures	$(37)	$(27)
Acquisitions of businesses and investments, net of cash acquired	(1)	(22)
Proceeds from disposition of property and businesses	39	33
Net investing cash flows provided by discontinued operations	7	162
CASH PROVIDED BY INVESTING ACTIVITIES	$8	$146

 Cash provided by investing activities was $8 million in the first three months of fiscal year 2006, compared to cash provided by investing activities of $146 million in the first three months of fiscal year 2005. Capital expenditures increased to $37 million compared to $27 million in the same period last year. As a percentage of sales, capital expenditures increased to 1.8 percent, from 1.3 percent in the prior period. During the three months ended December 31, 2005, we received proceeds of $39 million from the disposition of certain assets of our off-highway brakes business. During the three months ended December 31, 2004, we used $22 million of cash for the acquisition of businesses, primarily the formation of two joint ventures with AB Volvo, and we received proceeds of $33 million from the disposition of our automotive stampings business.

ARVINMERITOR, INC.

Discontinued operations provided cash flows from investing activities of $7 million in the first quarter of fiscal year 2006, primarily related to the cash received from the sale of our 39-percent equity ownership interest in Purolator India, a light vehicle aftermarket joint venture. Discontinued operations provided investing cash flows of $162 million primarily related to the proceeds from the sale of our coil coating business in the first three months of fiscal 2005. Discontinued operations used cash of $2 million for capital expenditures in the first three months of fiscal year 2006 compared to $1 million fiscal year 2005.

	Three Months Ended
	December 31,
	2005	2004
FINANCING CASH FLOWS
Net increase in revolving credit facilities	$—	$11
Change in accounts receivable securitization program	(24)	—
Payment of notes	(3)	—
Change in lines of credit and other	(14)	20
Net change in debt	(41)	31
Cash dividends	(7)	(7)
Proceeds from exercise of stock options	—	5
Net financing cash flows provided by discontinued operations	2	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$(46)	$29

Cash used for financing activities was $46 million in the first three months of fiscal year 2006, compared to cash provided by financing activities of $29 million in the first three months of fiscal year 2005. In September 2005, we entered into a new accounts receivable securitization arrangement. Amounts outstanding under this new arrangement are reported as short-term debt in the consolidated balance sheet and related borrowings are reported as cash flows from financing activities in the consolidated statement of cash flows. As a result of the strong cash flow generated by operating activities and the proceeds we received from the disposition of certain businesses we were able to reduce amounts outstanding under the accounts receivable securitization program and lines of credit and other by $24 million and $14 million, respectively, in the first quarter of fiscal year 2006. Additionally, in the first three months of fiscal year 2006, we purchased, at a discount, $3 million of our 6.8 percent notes on the open market. We paid dividends of $7 million in the first three months of fiscal years 2006 and 2005. We received proceeds of $5 million from the exercise of stock options in the first three months of fiscal year 2005.

 LIQUIDITY

Revolving and Other Debt – We have a $900 million revolving credit facility that expires in 2008. Under the facility, borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company’s credit rating. At December 31, 2005, the margin over the LIBOR rate was 150 basis points, and the facility fee was 37.5 basis points. Certain of our domestic subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the credit facility.

The credit facility requires us to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. At December 31, 2005, we were in compliance with all covenants.

We also have an arrangement with a non-consolidated joint venture that allows the company to borrow funds from time to time, at LIBOR plus 50 basis points. No amounts were outstanding under this arrangement at December 31, 2005 and September 30, 2005.

We have $150 million of debt securities remaining unissued under the shelf registration filed with the SEC in April 2001 (see Note 13 of the Notes to Consolidated Financial Statements).

Leases - One of our operating leases requires us to maintain financial ratios that are similar to those required by our revolving credit agreement. At December 31, 2005, we were in compliance with all covenants. We have a residual value guarantee of $30 million related to one of our leases.

ARVINMERITOR, INC.

Accounts Receivable Securitization and Factoring – In September 2005, the company entered into a new $250 million accounts receivable securitization arrangement to improve financial flexibility and lower interest costs. Under the new arrangement, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, consolidated special purpose subsidiary, which funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables of ARC and are reported as short-term debt in the consolidated balance sheet. As of December 31, 2005, we had utilized $88 million of this accounts receivable securitization facility. As of September 30, 2005, we utilized $112 million.If certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At December 31, 2005, we were in compliance with all covenants.

In addition, several of our European subsidiaries factor eligible accounts receivable with financial institutions. The amounts of factored receivables were $60 million and $23 million at December 31 and September 30, 2005, respectively. There can be no assurance that these factoring arrangements will be used or available to us in the future.

Critical Accounting Policies

Information concerning the company’s critical accounting policies is included under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies in the company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005, which is incorporated in this Form 10-Q by reference.

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

ARVINMERITOR, INC.

The results of the sensitivity analysis are as follows (in millions):

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase / (Decrease) on
Market Risk
Foreign Currency Sensitivity:
Forward contracts(1)	$4.9	$(4.9)	Fair Value
Foreign currency denominated debt	$(2.0)	$2.0	Fair Value

Interest Rate Sensitivity:
Debt - fixed rate	$(34.5)	$36.8	Fair Value
Debt - variable rate	$(3.4)	$3.4	Cash Flow

Interest rate swaps (pay variable, receive fixed)	$(6.3)	$6.3	Fair Value

(1) Includes only the risk related to the derivative instruments that serve as hedges and does not include the risk related to the underlying hedged item or on other operating transactions. The analyses assume overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of Charles G. McClure, Jr., Chairman of the Board, Chief Executive Officer and President; and James D. Donlon, III, Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In December 2005, the company implemented a new enterprise resource planning system in a large North American plant. This change is part of the company’s plan to integrate, consolidate, and standardize its information systems. Except for the described system implementation, there have been no changes in the company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

ARVINMERITOR, INC.

PART II. OTHER INFORMATION

Item 5. Other Information

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); availability and cost of raw materials, including steel; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of the company’s suppliers and customers, including potential bankruptcies; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; competitive product and pricing pressures; the amount of the company’s debt; the ability of the company to access capital markets; credit ratings of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

ARVINMERITOR, INC.

Date: January 26, 2006	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: January 26, 2006	By:	/s/	J.D. Donlon, III
J.D. Donlon, III
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)