Form 10-Q
period 2006-04-02
ARVINMERITOR INC
filed 2006-04-28
CIK 1113256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2006

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

 70,469,229 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on March 31, 2006.

INDEX

PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements:	Page
			No.
		Consolidated Statement of Operations - - Three and Six Months
		Ended March 31, 2006 and 2005	2

		Consolidated Balance Sheet - -
		March 31, 2006 and September 30, 2005	3

		Condensed Consolidated Statement of Cash Flows - -
		Six Months Ended March 31, 2006 and 2005	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	36

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	51

	Item 4.	Controls and Procedures	52

PART II.	OTHER INFORMATION:

	Item 4.	Submission of Matters to a Vote of Security Holders	52

	Item 5.	Other Information	53

	Item 6.	Exhibits	53

Signatures			54

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Unaudited)
Sales	$2,314	$2,257	$4,400	$4,324
Cost of sales	(2,142)	(2,103)	(4,099)	(4,036)
GROSS MARGIN	172	154	301	288
Selling, general and administrative	(102)	(99)	(189)	(182)
Restructuring costs	(17)	(49)	(18)	(59)
Gains on divestitures	—	—	23	4
Other expense	(3)	(11)	(3)	(16)
OPERATING INCOME (LOSS)	50	(5)	114	35
Equity in earnings of affiliates	8	7	15	13
Interest expense, net and other	(44)	(30)	(76)	(58)
INCOME (LOSS) BEFORE INCOME TAXES	14	(28)	53	(10)
Income tax benefit	21	9	11	3
Minority interests	(4)	(2)	(6)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	31	(21)	58	(7)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	14	(12)	21	(8)
NET INCOME (LOSS)	45	(33)	79	(15)

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.45	$(0.31)	$0.84	$(0.10)
Discontinued operations	0.20	(0.17)	0.30	(0.12)
Basic earnings (loss) per share	$0.65	$(0.48)	$1.14	$(0.22)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.44	$(0.30)	$0.83	$(0.10)
Discontinued operations	0.20	(0.18)	0.30	(0.12)
Diluted earnings (loss) per share	$0.64	$(0.48)	$1.13	$(0.22)

Basic average common shares outstanding	69.3	68.6	69.2	68.2
Diluted average common shares outstanding	69.9	69.1	69.8	69.1

Cash dividends per common share	$0.10	$0.10	$0.20	$0.20

See notes to consolidated financial statements. Amounts for the three and six months ended March 31, 2005 have been restated for discontinued operations.

ARVINMERITOR, INC.

CONSOLIDATED BALANCE SHEET

(in millions)

	March 31,	September 30,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$236	$187
Receivables, net	1,726	1,655
Inventories	557	541
Other current assets	279	256
Assets of discontinued operations	294	531
TOTAL CURRENT ASSETS	3,092	3,170
NET PROPERTY	971	1,013
GOODWILL	795	801
OTHER ASSETS	845	886
TOTAL ASSETS	$5,703	$5,870

LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$211	$131
Accounts payable	1,597	1,483
Other current liabilities	638	667
Liabilities of discontinued operations	142	242
TOTAL CURRENT LIABILITIES	2,588	2,523
LONG-TERM DEBT	1,146	1,451
RETIREMENT BENEFITS	669	754
OTHER LIABILITIES	222	209
MINORITY INTERESTS	56	58
SHAREOWNERS’ EQUITY:
Common stock (March 31, 2006 and September 30, 2005,
71.0 shares issued and 70.5 and 70.3 outstanding, respectively)	71	71
Additional paid-in capital	578	580
Retained earnings	644	579
Treasury stock (March 31, 2006 and September 30, 2005,
0.5 and 0.7 shares, respectively)	(12)	(10)
Unearned compensation	—	(13)
Accumulated other comprehensive loss	(259)	(332)
TOTAL SHAREOWNERS’ EQUITY	1,022	875
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$5,703	$5,870

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Six Months Ended March 31,
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Income (loss) from continuing operations	$58	$(7)
Adjustments to income (loss) from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	84	91
Gains on divestitures	(23)	(4)
Restructuring costs, net of payments	—	43
Loss on debt extinguishment	9	—
Pension and retiree medical expense	66	55
Pension and retiree medical contributions	(49)	(46)
Changes in receivable securitization and factoring	42	38
Changes in assets and liabilities, excluding effects of
acquisitions, divestitures and foreign currency adjustments	(28)	(244)
Cash flows provided by (used for) continuing operations	159	(74)
Cash flows used for discontinued operations	(33)	(129)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	126	(203)

INVESTING ACTIVITIES
Capital expenditures	(75)	(61)
Acquisitions of businesses and investments, net of cash acquired	(2)	(22)
Proceeds from disposition of property and businesses	45	33
Net investing cash flows provided by discontinued operations	199	157
CASH PROVIDED BY INVESTING ACTIVITIES	167	107

FINANCING ACTIVITIES
Net change in revolving credit facilities	—	48
Borrowings on accounts receivable securitization program	94	—
Proceeds from issuance of notes	300	—
Repayment of notes	(603)	—
Borrowings (payments) on lines of credit and other	(6)	20
Net change in debt	(215)	68
Debt issuance and extinguishment costs	(18)	—
Proceeds from exercise of stock options	—	5
Cash dividends	(14)	(14)
Net financing cash flows provided by discontinued operations	1	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(246)	59
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH	2	4
CHANGE IN CASH AND CASH EQUIVALENTS	49	(33)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	187	132
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$236	$99

See notes to consolidated financial statements. Amounts for the six months ended March 31, 2005 have been restated for discontinued operations.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The company’s Light Vehicle Aftermarket (LVA) and Light Vehicle Systems (LVS) ride control businesses are presented as discontinued operations in the consolidated statement of operations and related notes. The company sold its LVA North American filters and exhaust businesses in the second quarter of fiscal year 2006. Results of operations related to these businesses are presented as discontinued operations in the consolidated statement of operations for the period through the date of sale. The company sold its coil coating business during the first quarter of fiscal year 2005 and its results of operations are presented as discontinued operations in the consolidated statement of operations for the period through the date of sale. The assets and liabilities of LVA are classified as held for sale and included in assets and liabilities of discontinued operations in the consolidated balance sheet (see Note 4).

In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and Current Report on Form 8-K updating the historical financial statements included in the Annual Report on Form 10-K for the presentation of the LVS ride control business as discontinued operations. The results of operations for the three and six months ended March 31, 2006, are not necessarily indicative of the results for the full year.

The company’s fiscal year ends on the Sunday nearest September 30. The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30. The second quarter of fiscal years 2006 and 2005 ended on April 2, 2006, and April 3, 2005, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and March 31 are used consistently throughout this report to represent the fiscal year end and second quarter end, respectively.

For each interim reporting period, the company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis. In the second quarter of fiscal year 2006, the company recorded a $23 million tax benefit related to the expiration of certain statutes of limitations and the completion of various worldwide tax audits of certain of the company’s income tax returns.

2.	Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, and performance share awards.

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Basic average common shares outstanding	69.3	68.6	69.2	68.2
Impact of restricted stock	0.4	0.3	0.5	0.7
Impact of stock options	0.2	0.2	0.1	0.2
Diluted average common shares outstanding	69.9	69.1	69.8	69.1

At March 31, 2006 and 2005, options to purchase 4.3 million and 2.8 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The company issued $300 million of convertible senior unsecured notes in the second quarter of fiscal year 2006 (see Note 14). Since the company’s stock price during the quarter is less than the conversion price, these convertible notes are not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

3.	New Accounting Standards

New accounting standards to be implemented: In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 and provides clarification with respect to the timing of liability recognition for such obligations. Conditional asset retirement obligations represent a legal obligation to perform asset retirement activities in which the timing and/or method of settlement are conditional on a future event. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The company is currently evaluating the impact of FIN 47 on its consolidated financial statements.

In September 2005, the FASB Emerging Issues Task Force (EITF) issued EITF 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty." EITF 04-13 addresses the circumstances under which two or more inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying Opinion 29 “Accounting for Nonmonetary Transactions.” This EITF also addresses whether there are circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value if (a) fair value is determinable within reasonable limits and (b) the transaction has commercial substance. EITF 04-13 is effective for new arrangements entered into, or modifications or renegotiations of existing arrangements, beginning in the company’s third fiscal quarter ending June 30, 2006. The company is currently evaluating the impact of EITF 04-13 on its consolidated financial statements.

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

New accounting standards implemented: In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), and requires that these items be recognized as current-period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to inventory be based on the normal capacity of the company’s manufacturing facilities. The company adopted SFAS No. 151 in the first quarter of fiscal year 2006. The adoption of SFAS No. 151 did not impact the company’s results of operations or financial position.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

4.	Discontinued Operations

In October 2004, the company announced plans to divest its LVA business. This plan is part of the company’s long-term strategy to focus on core competencies and support its global light vehicle systems original equipment manufacturing (OEM) customers and its commercial vehicle systems OEM and aftermarket customers. LVA supplies exhaust, ride control, motion control and filter products, as well as other automotive parts to the passenger car, light truck and sport utility vehicle aftermarket. LVA is reported as discontinued operations in the consolidated statement of operations. The assets and liabilities of LVA are held for sale and included in assets and liabilities of discontinued operations in the consolidated balance sheet. Accordingly, net property and amortizable intangible assets are no longer being depreciated or amortized. In the fourth quarter of fiscal year 2005, management concluded that it is more likely that LVA’s North American businesses will be sold individually rather than as a whole. The company’s previous strategy was to sell the LVA North American business as a whole.

In March 2006, the company completed the sale of its LVA North American filters and exhaust businesses. Cash proceeds from these sales were $194 million, resulting in a net pre-tax gain on sale of $34 million ($22 million after-tax, or $0.31 per diluted share). The company continues to work with potential buyers for the remaining LVA businesses, and accordingly, evaluated, for accounting purposes, the fair value of the remaining LVA businesses at March 31, 2006. This resulted in a non-cash impairment charge of $19 million ($12 million after-tax, or $0.17 per diluted share). The net gain on the sales of the North American filters and exhaust businesses and the impairment charge are recorded in income from discontinued operations. In November 2005, the company sold its 39-percent equity ownership interest in its light vehicle aftermarket joint venture, Purolator India. Cash proceeds from the sale were $9 million, resulting in a $2 million after-tax gain, which is recorded in income from discontinued operations. We expect to substantially complete the divestiture of our remaining LVA businesses in fiscal year 2006.

In December 2005, the company sold its light vehicle ride control business located in Asti, Italy and recorded an after-tax loss on the sale of $2 million. This sale, along with the previous divestiture of the company’s 75-percent shareholdings in AP Amortiguadores, S.A. (APA) in the second quarter of fiscal year 2004, substantially completed the company’s plan to exit its LVS ride control business (ride control). Therefore, ride control is presented as discontinued operations in the consolidated statement of operations for the six months ended March 31, 2006 and all prior periods have been restated to reflect this presentation. Ride control provides shock absorbers, struts, ministruts, and corner modules to the light vehicle industry. The company previously expected to close the ride control business in Asti, Italy during fiscal year 2006 and recorded approximately $31 million of restructuring costs in fiscal year 2005 related to the expected closure. These costs included $16 million of employee termination benefits and $15 million of asset impairment charges. As a result of the sale of the Asti, Italy ride control operations, the company reversed, in the first six months of fiscal year 2006, $11 million of restructuring costs related to employee termination benefits that will no longer be paid by the company.

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

In order to reduce costs and improve profitability, LVA recorded restructuring costs of $5 million in the first six months of fiscal year 2006. These costs for employee severance benefits related to the reduction of approximately 75 employees. At March 31, 2006 and September 30, 2005, $4 million and $2 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits are included in liabilities of discontinued operations.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Results of the discontinued operations are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Sales:
Light Vehicle Aftermarket	$203	$227	$397	$431
Ride Control	9	19	24	42
Roll Coater	—	—	—	28
Total Sales	$212	$246	$421	$501

Income before income taxes	$22	$(15)	$33	$(8)
Benefit (provision) for income taxes	(7)	4	(11)	1
Minority interests	(1)	(1)	(1)	(1)
Income (loss) from discontinued operations	$14	$(12)	$21	$(8)

Assets and liabilities of discontinued operations are summarized as follows (in millions):

		March 31,	September 30,
		2006	2005

	Current assets	$226	$367
	Net property	64	136
	Other assets	4	28
	Assets of discontinued operations	$294	$531

	Current liabilities	$123	$201
	Other liabilities	12	33
	Minority interests	7	8
	Liabilities of discontinued operations	$142	$242
5.	Restructuring Costs

The company recorded restructuring charges of $18 million and $59 million during the first six months of fiscal year 2006 and 2005, respectively. At March 31, 2006 and September 30, 2005, $42 million and $56 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet.

Fiscal year 2005 actions:  In the second quarter of fiscal year 2005, the company announced the elimination of approximately 400 to 500 salaried positions and approved plans to consolidate, downsize, close or sell certain underperforming businesses or facilities. In the second quarter of fiscal year 2006, the company identified the elimination of approximately 250 additional salaried positions in its LVS business segment. In addition to the elimination of approximately 700 salaried employees across the entire company, these actions will result in the reduction of an additional 300 salaried and 1,550 hourly employees at 11 global facilities that have been or will be closed, primarily in the LVS business segment. These actions are intended to align capacity with industry conditions, utilize assets more efficiently, and improve operations. The total estimated cost of these actions is approximately $135 million, of which approximately $105 million will be cash costs. Estimated costs include employee severance and other exit costs, as well as asset impairments. Asset impairment charges relate to manufacturing facilities that will be closed or sold and machinery and equipment that have become idle and obsolete as a result of the facility closures.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

In the first six months of fiscal year 2006, the company recorded approximately $18 million of restructuring costs associated with the fiscal year 2005 actions, primarily in its LVS business segment. These restructuring costs are net of reversals of costs recorded in previous periods of $6 million and include $20 million related to employee severance benefits, $3 million of asset impairment charges and $1 million of other closure costs.

Cumulative restructuring costs recorded for the fiscal year 2005 actions, including amounts recorded in discontinued operations are $108 million as of March 31, 2006. These costs include $75 million of employee termination benefits, $29 million of asset impairment charges and $4 million of other closure costs. Also included in these costs is a $17 million reversal of restructuring costs in the first six months of fiscal year 2006, of which $11 million is related to the sale of the company’s ride control business in Asti, Italy. This $11 million reversal is recorded in discontinued operations in the consolidated statement of operations (see Note 4). The company expects to complete the majority of the fiscal year 2005 restructuring actions and record the remaining costs by December 2006.

Other restructuring actions: During fiscal year 2005, Meritor Suspensions Systems Company (MSSC), a 57-percent owned consolidated joint venture of the company, closed its Sheffield, England, stabilizer bar facility. The LVS business segment recorded restructuring and other exit costs of approximately $7 million related to this action in the first six months of fiscal year 2005. The $7 million included employee termination and other exit costs of approximately $3 million and asset impairment charges of $4 million. The employee termination benefits related to a reduction of approximately 10 salaried and 125 hourly employees.

The LVS business segment also recorded in the six months ended March 31, 2005, restructuring costs for previously approved employee termination and other expenses of $5 million. These costs related to a reduction in workforce of approximately 10 salaried and 230 hourly employees and the consolidation of two plants in Brazil.

The changes in the restructuring reserves for the six months ended March 31, 2006 are as follows (in millions):

		Employee
		Termination	Asset	Plant Shutdown
		Benefits	Impairment	& Other	Total
	Balance at September 30, 2005	$56	$—	$—	$56
	Activity during the period:				—
	Charges to expense	20	3	1	24
	Ride Control reversal	(11)	—	—	(11)
	Other reversals	(6)	—	—	(6)
	Asset write-offs	—	(3)	—	(3)
	Cash payments	(17)	—	(1)	(18)
	Balance at March 31, 2006	$42	$—	$—	$42
6.	Acquisitions and Divestitures

In October 2005, the company completed the sale of certain assets of its commercial vehicle off-highway brake business for cash proceeds of approximately $39 million and recognized a pre-tax gain on the sale of $23 million. The sale includes equipment and certain assets from manufacturing facilities in York, South Carolina and Cwmbran, U.K. The divestiture of the off-highway brakes operation is aligned with the company’s strategy to focus on its core products. These operations had sales of approximately $60 million in fiscal year 2005.

In December 2004, the company completed the divestiture of its LVS Columbus, Indiana automotive stamping and components manufacturing business and recognized a pre-tax gain on the sale of $4 million. This divestiture is part of the company’s plan to rationalize its operations and focus on its core automotive businesses.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

On October 4, 2004, the company formed two joint ventures in France with AB Volvo to manufacture and distribute commercial vehicle axles. The company acquired its 51-percent interest for a purchase price of €19 million ($25 million). Accordingly, beginning in the first quarter of fiscal year 2005, the results of operations and financial position of these joint ventures are consolidated by the company. The company has an option to purchase the remaining 49-percent interest in one of the joint ventures beginning in the first quarter of fiscal year 2008 for €16 million ($19 million) plus interest at EURIBOR rates, plus a margin. This option to purchase the minority interest is essentially a financing arrangement as the minority shareholder does not participate in any profits or losses of the joint venture. Therefore, this is recorded as a long-term obligation of the company and is included in Other Liabilities (see Note 13). Accordingly, no minority interest is recognized for the 49-percent interest in this joint venture. The company recorded $4 million of goodwill associated with the purchase price allocation. In September 2005, as part of the purchase agreement, the company purchased approximately $5 million of additional machinery and equipment from AB Volvo.

7.	Accounts Receivable Securitization and Factoring

In March 2006, the company entered into a new European accounts receivable securitization arrangement through one of its European subsidiaries. Under the new arrangement, the company sells up to €100 million ($122 million) of eligible trade receivables. The receivables under this program are sold at face value and excluded from the company’s consolidated balance sheet. The company continues to perform collection and administrative functions. Costs associated with this securitization arrangement are included in operating income in the consolidated statement of operations and were not significant for the six months ended March 31, 2006. The gross amount of proceeds received from the sale of receivables under this arrangement was $42 million for the three months ended March 31, 2006. The company’s retained interest in receivables sold is $4 million at March 31, 2006. The company had utilized $42 million of this accounts receivable securitization facility at March 31, 2006.

The company also participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $250 million program, which was established in September 2005, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet (see Note 14). As of March 31, 2006 and September 30, 2005, the company had utilized $206 million and $112 million, respectively, of this accounts receivable securitization facility. Borrowings under this arrangement are collateralized by approximately $511 million of receivables held at ARC at March 31, 2006.

If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At March 31, 2006, the company was in compliance with all covenants.

Prior to September 2005, the company participated in an accounts receivable securitization program wherein ARC entered into an agreement to sell an undivided interest in up to $250 million of eligible receivables to a bank conduit that funded its purchases through the issuance of commercial paper. The receivables under this program were sold at fair market value and excluded from the consolidated balance sheet. A discount on the sale, included in interest expense, net and other, of $2 million was recorded for the six months ended March 31, 2005. The company did not have a retained interest in the receivables sold, but did perform collection and administrative functions. The gross amount of proceeds received from the sale of receivables under this program was $298 million for the six months ended March 31, 2005.

In addition, several of the company’s European subsidiaries factor eligible accounts receivable with financial institutions. These receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored receivables excluded from accounts receivable was $23 million at March 31, 2006 and September 30, 2005.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

8.	Other Expense

Other expense is comprised of the following (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Environmental remediation costs	$(3)	$(6)	$(3)	$(6)
Customer bankruptcies	—	(5)	—	(10)
Other expense	$(3)	$(11)	$(3)	$(16)

9.	Inventories

Inventories are stated at the lower of cost (using first-in, first-out (FIFO) or average cost methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	March 31,	September 30,
	2006	2005
Finished goods	$156	$143
Work in process	156	177
Raw materials, parts and supplies	245	221
Total	$557	$541

10.	Other Current Assets

Other current assets are summarized as follows (in millions):

	March 31,	September 30,
	2006	2005

Current deferred income tax assets	$127	$112
Customer reimbursable tooling and engineering	61	69
Asbestos-related recoveries (see Note 17)	11	13
Assets held for sale	13	11
Prepaid and other	67	51
Other current assets	$279	$256

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

11.	Other Assets

Other Assets are summarized as follows (in millions):

	March 31,	September 30,
	2006	2005
Non-current deferred income tax assets	$523	$575
Investments in non-consolidated joint ventures	124	114
Long-term receivables	37	36
Prepaid pension costs	21	26
Asbestos-related recoveries (see Note 17)	25	22
Capitalized software costs, net	27	30
Patents, licenses and other intangible assets (less accumulated
amortization: $6 at March 31, 2006 and $5 at September 30, 2005)	21	23
Other	67	60
Other assets	$845	$886

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

12.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	March 31,	September 30,
	2006	2005

Compensation and benefits	$218	$224
Income taxes	115	164
Product warranties	44	55
Taxes other than income taxes	54	33
Current deferred income tax liabilities	21	21
Asbestos-related liabilities (see Note 17)	15	16
Interest	8	11
Restructuring	42	56
Environmental	8	8
Other	113	79
Other current liabilities	$638	$667

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

A summary of the changes in product warranties is as follows (in millions):

	Six Months Ended
	March 31,
	2006	2005
Total product warranties – beginning of period	$93	$90
Accruals for product warranties	18	42
Payments	(28)	(28)
Total product warranties – end of period	83	104
Less: Non-current product warranties	(39)	(30)
Product warranties – current portion	$44	$74

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

In fiscal year 2004, the company, as a result of receiving the wrong grade of steel from one of its steel suppliers, manufactured and shipped certain products that were out of specification with various customers’ orders. The company was notified by a customer in fiscal year 2005 that it was initiating a field service campaign covering approximately 35,000 vehicles that were manufactured by the customer during the relevant time frame, prior to the aforementioned steel issue being identified, and would expect the company to reimburse it for the cost of the campaign. Associated with this matter, in fiscal year 2005, the company recorded a warranty charge of $4 million, net of probable recoveries from the supplier, which are recorded in receivables. In the first quarter of fiscal year 2006, the company reached a settlement with the supplier regarding the field service campaign. This settlement resulted in a $1 million reduction in the company’s recorded liability, net of recoveries, related to this matter. Additionally, in fiscal year 2005 another customer notified the company that it has initiated a field service campaign to replace an affected part in approximately 8,300 vehicles. Although this field service campaign is associated with the same steel issue and the same supplier, it relates to a different part on the vehicle. Based on the currently available facts and circumstances, the company does not believe it has a probable liability, net of recoveries, related to this matter.

13.	Other Liabilities

Other Liabilities are summarized as follows (in millions):

	March 31,	September 30,
	2006	2005

Asbestos – related liabilities (see Note 17)	$40	$38
Non-current deferred income tax liabilities	23	23
Product warranties	39	38
Environmental	17	16
Long-term payable	58	57
Fair value of interest rate swaps	9	—
Other	36	37
Other liabilities	$222	$209

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

14.	Long-Term Debt

Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

	March 31,	September 30,
	2006	2005
6 5/8 percent notes due 2007	$5	$200
6 3/4 percent notes due 2008	5	100
7 1/8 percent notes due 2009	6	91
6.8 percent notes due 2009	77	305
8 3/4 percent notes due 2012	380	380
8 1/8 percent notes due 2015	250	250
4 5/8 percent convertible notes due 2026(1)	300	—
9.5 percent subordinated debentures due 2027	39	39
Bank revolving credit facilities	—	—
Accounts receivable securitization	206	112
Lines of credit and other	82	88
Fair value adjustment of notes	7	17
Subtotal	1,357	1,582
Less: current maturities	(211)	(131)
Long-term debt	$1,146	$1,451

(1) These convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 (see Convertible Securities below).

Debt Securities

In March 2006, the company completed the repurchase of $600 million aggregate principal amount of its previously outstanding notes in the following amounts: $195 million of its outstanding $200 million 6.625 percent notes due in 2007; $95 million of its outstanding $100 million 6.75 percent notes due in 2008; $225 million of its outstanding $302 million 6.8 percent notes due in 2009; and $85 million of its outstanding $91 million 7.125 percent notes also due in 2009. The repurchase was accounted for as an extinguishment of debt and, accordingly, $9 million was recognized as a loss on debt extinguishment and is included in interest expense, net and other in the consolidated statement of operations. The loss primarily consists of debt reacquisition costs associated with the note repurchase, unamortized debt issuance costs and debt discount, and the premium paid to repurchase the notes.

In the first quarter of fiscal year 2006, the company purchased $3 million of the outstanding 6.8 percent notes on the open market at a discount.

The company previously filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities to be offered in one or more series on terms determined at the time of sale. At March 31, 2006 the company had $150 million of debt securities available for issuance under this shelf registration.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Convertible Securities

In March 2006, the company issued $300 million of 4.625 percent convertible senior unsecured notes due 2026 (the “convertible notes”). The convertible notes were sold by the company to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. Net proceeds received by the company, after issuance costs, were $289 million. The related debt issuance costs are being amortized over a ten-year term, which represents the earliest date that the company can redeem the convertible notes. The company used the net proceeds from this offering, together with proceeds from the sales of its LVA North American filters and exhaust businesses and other sources to fund the repurchase of $600 million aggregate principal amount of previously outstanding notes (see Debt Securities above).

Cash interest at a rate of 4.625 percent per annum from the date of issuance through March 1, 2016 is payable semi-annually in arrears on March 1 and September 1 of each year. After March 1, 2016, the principal amount of the convertible notes will be subject to accretion at a rate that provides holders with an aggregate annual yield to maturity of 4.625 percent.

The notes are convertible into shares of the company’s common stock at an initial conversion rate, subject to adjustment, equivalent to 47.6667 shares of common stock per $1,000 initial principal amount of notes, which represents an initial conversion price of approximately $20.98 per share. If converted, the accreted principal amount will be settled in cash and the remainder of the company’s conversion obligation, if any, in excess of such accreted principal amount will be settled in cash, shares of common stock, or a combination thereof, at the company’s election.

Holders may convert their notes at any time on or after March 1, 2024. Prior to March 1, 2024, holders may convert their notes only under the following circumstances:

•

during any calendar quarter, after the calendar quarter ending June 30, 2006, if the closing price of the company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120 percent of the applicable conversion price;

•

during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 initial principal amount of notes is equal to or less than 97 percent of the average conversion value of the notes during such five consecutive trading day period;

•	upon the occurrence of specified corporate transactions; or
•	if the notes are called by us for redemption.

On or after March 1, 2016, the company may redeem the convertible notes, in whole or in part, for cash at a redemption price equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest. On each of March 1, 2016, 2018, 2020, 2022, and 2024, or upon certain fundamental changes, holders may require the company to purchase all or a portion of their convertible notes at a purchase price in cash equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest.

The convertible notes are fully and unconditionally guaranteed by certain domestic subsidiaries of the company that currently guarantee the company’s obligation under its revolving credit facility and publicly-held notes (see Bank Revolving Credit Facilities below).

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Bank Revolving Credit Facilities

The company has a $900 million revolving credit facility that expires in 2008. Under the facility, borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company’s credit rating. At March 31, 2006, the margin over the LIBOR rate was 150 basis points, and the facility fee was 37.5 basis points. Certain of the company’s domestic subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the credit facility. The revolving credit facility includes a $150 million limit on the issuance of letters of credit. At March 31, 2006 and September 30, 2005, approximately $24 million and $23 million letters of credit, respectively, were issued.

The company, under the terms of an existing lease agreement, provided similar subsidiary guarantees for the benefit of the lessor, lenders and agent thereunder and voluntarily agreed to provide similar subsidiary guarantees for the benefit of the holders of the publicly-held notes outstanding under two of the company’s indentures (see Note 20).

Accounts Receivable Securitization

In September 2005, the company entered into a new $250 million accounts receivable securitization arrangement. As discussed in Note 7, the company’s previous accounts receivable securitization facility expired in September 2005. Under the new arrangement, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ARC. ARC funds these purchases with borrowings under a loan agreement with a bank. The weighted average interest rate on borrowings under this arrangement was approximately 4.84 percent at March 31, 2006. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by $511 million of eligible receivables purchased and held by ARC at March 31, 2006.

Related Parties

The company also has an arrangement with a non-consolidated joint venture that allows the company to borrow funds from time to time, at LIBOR plus 50 basis points. No amounts were outstanding under this arrangement at March 31, 2006 and September 30, 2005.

Interest Rate Swap Agreements

In March 2006, concurrent with the repurchase of $225 million of the company’s outstanding $302 million 6.8 percent notes, the company terminated $30 million notional amount of its 6.8 percent interest rate swaps. As of March 31, 2006, the company had interest rate swap agreements that effectively convert $221 million of the company’s 8-3/4 percent notes and $63 million of the 6.8 percent notes to variable interest rates. As of March 31, 2006, the fair value of the 8-3/4 percent swaps was a liability of $9 million and is included in Other Liabilities and the fair value of the 6.8 percent swaps was not material. The fair value of the swaps was not material as of September 30, 2005. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent and 6.8 percent on notional amounts of $221 million and $63 million, respectively, and pays variable rates based on three-month LIBOR plus a weighted-average spread of 3.44 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other. Included in the fair value adjustment of notes is $16 million related to previously terminated interest rate swaps, which is being amortized to earnings as a reduction of interest expense over the remaining life of the related debt.

The company classifies the cash flows associated with the interest rate swaps in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Leases

The company has entered into an agreement to lease certain manufacturing and administrative assets. Under the agreement, the assets are held by a variable interest entity. The variable interest entity’s purpose is to hold the manufacturing and administrative assets and lease such assets to the company. The company has determined that it has a variable interest in the variable interest entity, in the form of a $30 million residual value guarantee that obligates the company to absorb a majority of the variable interest entity’s losses. The assets and liabilities of this variable interest entity are included in the company’s consolidated balance sheet at March 31, 2006 and September 30, 2005. Amounts outstanding under this agreement are collateralized by the $35 million of property and equipment being leased. The lease expires in December 2006 at which time the company will either extend the lease at market terms, or purchase the properties and extinguish its outstanding obligation. If the properties are purchased, the company expects to finance the purchase using its existing long-term revolving credit facility. Therefore amounts outstanding are included in long-term debt in the consolidated balance sheet. The company also has various other operating leasing arrangements that are not with variable interest entities.

Future minimum lease payments under this lease and other operating leases are $22 million in 2006, $17 million in 2007, $14 million in 2008, $11 million in 2009, $8 million in 2010 and $5 million thereafter.

Covenants

The bank revolving credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. In addition, an operating lease requires the company to maintain financial ratios that are similar to those required under the company’s credit facilities. At March 31, 2006, the company was in compliance with all covenants.

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

Under this program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Income (AOCI) in the consolidated statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within twelve months. There was no material impact to operating income associated with hedge ineffectiveness in the six months ended March 31, 2006 and 2005.

At March 31, 2006 and September 30, 2005, there was a $1 million and $2 million gain, respectively, recorded in AOCI. The company expects to reclassify this amount from AOCI to operating income during the next six months as the forecasted hedged transactions are recognized in earnings.

The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	March 31, 2006		September 30, 2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$236	$236	$187	$187
Foreign exchange contracts - asset	2	2	4	4
Interest rate swaps - liability	9	9	—	—
Foreign exchange contracts - liability	1	1	2	2
Short-term debt	211	211	131	131
Long-term debt	1,146	1,135	1,451	1,416

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

16.	Retirement Benefit Liabilities

Retirement Benefit Liabilities consisted of the following (in millions):

	March 31,	September 30,
	2006	2005
Retiree medical liability	$249	$263
Pension liability	419	483
Other	51	58
Subtotal	719	804
Less: current portion (included in other current liabilities)	(50)	(50)
Retirement benefit liabilities	$669	$754

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The components of net periodic pension and retiree medical expense, including discontinued operations, for the three months ended March 31, are as follows:

	2006		2005
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$10	$1	$10	$1
Interest cost	23	6	23	6
Assumed return on plan assets	(25)	—	(24)	—
Amortization of prior service costs	2	(6)	2	(5)
Recognized actuarial loss	14	8	8	7
Total expense	$24	$9	$19	$9

The components of net periodic pension and retiree medical expense, including discontinued operations, for the six months ended March 31, are as follows:

	2006		2005
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$22	$2	$20	$2
Interest cost	46	11	46	12
Assumed return on plan assets	(49)	—	(47)	—
Amortization of prior service costs	3	(12)	4	(11)
Recognition of transition asset	—	—	(1)	—
Recognized actuarial loss	28	15	16	14
Total expense	$50	$16	$38	$17

In the second quarter of fiscal year 2006, the company changed its U.S. pension plan actuary and obtained a new U.S. plan valuation as a result of this change. The measurement date of this valuation was October 1, 2005. Accounting rules require the company to use the June 30 valuation unless a more current valuation is available. Since a more current valuation is available, the company recorded a $91 million reduction in the additional minimum pension liability in the second quarter of fiscal year 2006. This adjustment, net of a deferred tax asset, is charged to accumulated other comprehensive loss in the consolidated balance sheet. In addition, the company expects pension expense to be $98 million in fiscal year 2006; a reduction of $6 million from previous estimates included in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The company recorded $2 million of this reduction in the second quarter ended March 31, 2006. The reduction in additional minimum pension liability and pension expense was primarily due to an increase in the discount rate to 5.8 percent from 5.3 percent.

The company expects funding for its retirement pension plans of approximately $55 million in fiscal year 2006., a reduction of $68 million from its previous estimate of $123 million included in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

On December 22, 2005, the District Court issued an order granting a motion by the UAW for a preliminary injunction (the injunction). The order enjoins the company from implementing the changes to retiree health benefits that had been scheduled to become effective on January 1, 2006, and orders the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes approved in 2002 and 2004. Due to the uncertainty related to the ongoing lawsuits and since the injunction has the impact of at least temporarily changing the benefits provided under the existing postretirement medical plans, the company has accounted for the injunction as a partial rescission of the 2002 and 2004 plan amendments. The company recalculated the APBO as of December 22, 2005, which resulted in an increase in the APBO of $168 million. The increase in APBO will offset the remaining unamortized negative prior service cost of the 2002 and 2004 plan amendments and will increase retiree medical expense over the average remaining service period associated with the original plan amendments of approximately 10 years. In addition, the increase in APBO will result in higher interest cost, a component of retiree medical expense, of approximately $9 million. For accounting purposes, the company began recording the impact of the injunction in March 2006, 90 days from the December 22, 2005 measurement date, which is consistent with the 90-day lag between the company’s normal plan measurement date of June 30 and its fiscal year-end. The injunction did not have a significant impact on the company’s results of operations for the six months ended March 31, 2006. The company expects its retiree medical expense to increase by approximately $13 million in fiscal year 2006 and retiree medical benefit payments to increase by approximately $10 million in fiscal year 2006 compared to previous estimates included in the company’s Annual Report on Form 10-K for the year ended September 30, 2005.

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

The company has been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at March 31, 2006 to be approximately $24 million, of which $9 million is recorded as a liability.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2006 to be approximately $63 million, of which $16 million is recorded as a liability.

Included in the company’s environmental liabilities are costs for on-going operating, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $6 million at March 31, 2006. The undiscounted estimate of these costs is approximately $11 million.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Following are the components of the Superfund and Non-Superfund Environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2005	$11	$13	$24
Payments	(2)	(2)	(4)
Change in cost estimates	—	5	5
Balance at March 31, 2006	$9	$16	$25

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

Asbestos

Maremont Corporation (Maremont), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 61,100 and 61,700 pending asbestos-related claims at March 31, 2006 and September 30, 2005, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2006	September 30, 2005
Pending and future claims	$47	$50
Shortfall and other	8	4
Asbestos-related reserves	$55	$54

Asbestos-related recoveries	$36	$35

A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 10, 11, 12 and 13).

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Prior to February 2001, Maremont participated in the Center for Claims Resolution (“CCR”) and shared with other CCR members in the payments of defense and indemnity costs for asbestos-related claims. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 2001, when it was reorganized and discontinued negotiating shared settlements. Upon dissolution of the CCR in February 2001, Maremont began handling asbestos-related claims through its own defense counsel and has taken a more aggressive defensive approach that involves examining the merits of each asbestos-related claim. Although the company expects legal defense costs to continue at higher levels than when it participated in the CCR, the company believes its litigation strategy has reduced the average indemnity cost per claim. Billings to insurance companies for indemnity and defense costs of resolved cases were approximately $2 million in the six months ended March 31, 2006 and $4 million in the six months ended March 31, 2005.

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

In the fourth quarter of fiscal year 2005, Maremont engaged Bates White LLC (Bates White), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining whether it would be possible to estimate the cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont, as well as the cost of Maremont’s share of committed but unpaid settlements entered into by the CCR. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised Maremont that it would be able to determine an estimate of probable costs to resolve pending and future asbestos-related claims, based on historical data and certain assumptions with respect to events that occur in the future. The company engaged Bates White to update the study as of March 31, 2006.

Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next three to four years of $35 million to $54 million. After consultation with Bates White, Maremont determined that as of March 31, 2006 the most likely and probable liability for pending and future claims over the next four years is $47 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

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

•

The ultimate cost of resolving pending and future claims filed in Madison County, Illinois, a jurisdiction where a substantial amount of Maremont’s claims are filed, will decline to reflect average outcomes throughout the United States;

•	Defense and processing costs for pending and future claims will be at the level consistent with Maremont’s prior experience; and
•

The ultimate indemnity cost of resolving nonmalignant claims with plaintiff’s law firms in jurisdictions without an established history with Maremont cannot be reasonably estimated. Recent changes in tort law and insufficient settlement history make estimating a liability for these nonmalignant claims difficult and uncertain.

 Shortfall and other:  Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were not significant in the six months ended March 31, 2006 and 2005.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Recoveries:  Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $36 million. Receivables for policies in dispute are not recorded. Certain insurance policies have been settled in cash prior to the ultimate settlement of related asbestos liabilities. Amounts received from insurance settlements are either recorded in liabilities for shortfall and other or recorded as a reduction to specific insurance receivables. The difference between the estimated liability and the insurance receivable is related to proceeds received from settled insurance policies.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The company has guaranteed certain trade payable balances of one of its non-consolidated joint ventures. In the event of a default by the joint venture, the company would be required to pay the guaranteed party. The maximum exposure under the guarantee is $4 million. The estimated fair value of this guarantee is not significant, and therefore, no liability is recorded.

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

In connection with the sale of the LVA North American filters business, the company agreed to indemnify the purchaser against liabilities from litigation and commercial losses in connection with specific intellectual property claims, with a maximum indemnity of $4 million for commercial losses, which is included in the consolidated balance sheet at March 31, 2006.

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

Litigation associated with the company’s retiree medical plans is discussed in Note 16.

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

Comprehensive income is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income (loss)	$45	$(33)	$79	$(15)
Foreign currency translation adjustments	46	(63)	19	88
Minimum pension liability, net of tax	55	—	55	—
Unrealized gain (loss) on foreign exchange contracts, net of tax	1	(8)	(1)	2
Comprehensive income (loss)	$147	$(104)	$152	$75

19.	Business Segment Information

The company has two reportable operating segments: Light Vehicle Systems (LVS) and Commercial Vehicle Systems (CVS). LVS is a major supplier of air and emission systems, aperture systems (roof and door systems), and undercarriage systems (suspension and wheel products) for passenger cars, light trucks and sport utility vehicles to original equipment manufacturers (OEMs). The company’s ride control business, a component of undercarriage systems, is presented as discontinued operations in the consolidated statement of income for the three and six months ended March 31, 2006 and prior period segment information has been restated to reflect this presentation. CVS supplies drivetrain systems and components, including axles and drivelines, braking and suspension systems, and exhaust and ride control products, for medium- and heavy-duty trucks, trailers and specialty vehicles to OEMs and the commercial vehicle aftermarket. The company’s previously reported LVA segment and Other are reported in discontinued operations.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

Segment information is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Sales:
Light Vehicle Systems	$1,235	$1,225	$2,385	$2,385
Commercial Vehicle Systems	1,079	1,032	2,015	1,939
Total sales	$2,314	$2,257	$4,400	$4,324
Operating Income (Loss):
Light Vehicle Systems	$(8)	$(36)	$(11)	$(33)
Commercial Vehicle Systems	62	37	129	74
Segment operating income	54	1	118	41
Other unallocated costs	(4)	(6)	(4)	(6)
Operating income (loss)	50	(5)	114	35
Equity in earnings of affiliates	8	7	15	13
Interest expense, net and other	(44)	(30)	(76)	(58)
Income (loss) before income taxes	14	(28)	53	(10)
Income tax benefit	21	9	11	3
Minority interests	(4)	(2)	(6)	—
Income (loss) from continuing operations	$31	$(21)	$58	$(7)

A summary of the changes in the carrying value of goodwill for the six months ended March 31, 2006, is as follows (in millions):

	LVS	CVS	Total
Balance at September 30, 2005	$368	$433	$801
Goodwill written-off due to sale of off-highway brakes	—	(7)	(7)
Foreign currency translation	2	(1)	1
Balance at March 31, 2006	$370	$425	$795

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

20.	Supplemental Guarantor Condensed Consolidating Financial Statements

Under the company’s $900 million revolving credit facility, certain domestic wholly-owned subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the facility. Similar subsidiary guarantees were provided for the benefit of the holders of the publicly-held notes outstanding under two of the company’s indentures (see Note 14). The company’s convertible notes are similarly guaranteed by these subsidiaries.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Condensed Consolidating Statement of Income

(In millions)

	Three Months Ended March 31, 2006
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$990	$1,324	$—	$2,314
Subsidiaries	—	62	102	(164)	—
Total sales	—	1,052	1,426	(164)	2,314
Cost of sales	(4)	(968)	(1,334)	164	(2,142)
GROSS MARGIN	(4)	84	92	—	172
Selling, general and administrative	(20)	(55)	(27)	—	(102)
Restructuring costs	—	(5)	(12)	—	(17)
Other expense	(3)	—	—	—	(3)
OPERATING INCOME (LOSS)	(27)	24	53	—	50
Equity in earnings of affiliates	1	5	2	—	8
Other income (expense), net	11	154	(165)	—	—
Interest expense, net and other	(39)	(4)	(1)	—	(44)
INCOME (LOSS) BEFORE INCOME TAXES	(54)	179	(111)	—	14
Benefit (provision) for income taxes	19	(90)	92	—	21
Minority interests	—	—	(4)	—	(4)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(35)	89	(23)	—	31
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	23	(9)	—	14
Equity in net income of subsidiaries	80	(16)	—	(64)	—
NET INCOME (LOSS)	$45	$96	$(32)	$(64)	$45

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Three Months Ended March 31, 2005
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$835	$1,422	$—	$2,257
Subsidiaries	—	42	115	(157)	—
Total sales	—	877	1,537	(157)	2,257
Cost of sales	(12)	(800)	(1,448)	157	(2,103)
GROSS MARGIN	(12)	77	89	—	154
Selling, general and administrative	(19)	(53)	(27)	—	(99)
Restructuring costs	(1)	(19)	(29)	—	(49)
Other expense	—	(6)	(5)	—	(11)
OPERATING INCOME (LOSS)	(32)	(1)	28	—	(5)
Equity in earnings of affiliates	1	1	5	—	7
Other income (expense), net	16	(2)	(14)	—	—
Interest expense, net and other	(27)	(2)	(1)	—	(30)
INCOME (LOSS) BEFORE INCOME TAXES	(42)	(4)	18	—	(28)
Benefit (provision) for income taxes	16	1	(8)	—	9
Minority interests	—	—	(2)	—	(2)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(26)	(3)	8	—	(21)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	—	(12)	—	(12)
Equity in net income of subsidiaries	(7)	(3)	—	10	—
NET INCOME (LOSS)	$(33)	$(6)	$(4)	$10	$(33)

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Condensed Consolidating Statement of Income

(In millions)

	Six Months Ended March 31, 2006
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$1,840	$2,560	$—	$4,400
Subsidiaries	—	117	192	(309)	—
Total sales	—	1,957	2,752	(309)	4,400
Cost of sales	(8)	(1,823)	(2,577)	309	(4,099)
GROSS MARGIN	(8)	134	175	—	301
Selling, general and administrative	(36)	(92)	(61)	—	(189)
Gain on divestitures	—	17	6	—	23
Restructuring costs	—	(7)	(11)	—	(18)
Other expense	(3)	—	—	—	(3)
OPERATING INCOME (LOSS)	(47)	52	109	—	114
Equity in earnings of affiliates	2	9	4	—	15
Other income (expense), net	26	(5)	(21)	—	—
Interest expense, net and other	(68)	(7)	(1)	—	(76)
INCOME (LOSS) BEFORE INCOME TAXES	(87)	49	91	—	53
Benefit (provision) for income taxes	31	(18)	(2)	—	11
Minority interests	—	—	(6)	—	(6)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(56)	31	83	—	58
INCOME(LOSS) FROM DISCONTINUED OPERATIONS	—	24	(3)	—	21
Equity in net income of subsidiaries	135	97	—	(232)	—
NET INCOME	$79	$152	$80	$(232)	$79

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Six Months Ended March 31, 2005
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$1,586	$2,738	$—	$4,324
Subsidiaries	—	86	224	(310)	—
Total sales	—	1,672	2,962	(310)	4,324
Cost of sales	(16)	(1,547)	(2,783)	310	(4,036)
GROSS MARGIN	(16)	125	179	—	288
Selling, general and administrative	(36)	(82)	(64)	—	(182)
Restructuring costs	(1)	(19)	(39)	—	(59)
Gain on divestiture	—	4	—	—	4
Other expense	—	(6)	(10)	—	(16)
OPERATING INCOME (LOSS)	(53)	22	66	—	35
Equity in earnings of affiliates	1	2	10	—	13
Other income (expense), net	30	(6)	(24)	—	—
Interest expense, net and other	(53)	(4)	(1)	—	(58)
INCOME (LOSS) BEFORE INCOME TAXES	(75)	14	51	—	(10)
Benefit (provision) for income taxes	28	(7)	(18)	—	3
Minority interests	—	—	—	—	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(47)	7	33	—	(7)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	2	(10)	—	(8)
Equity in net income of subsidiaries	32	22	—	(54)	—
NET INCOME (LOSS)	$(15)	$31	$23	$(54)	$(15)

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

(In millions)

	March 31, 2006
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$96	$—	$140	$—	$236
Receivables, net	1	103	1,622	—	1,726
Inventories	—	222	335	—	557
Other current assets	29	78	172	—	279
Assets of discontinued operations	—	—	294	—	294
TOTAL CURRENT ASSETS	126	403	2,563	—	3,092
NET PROPERTY	36	281	654	—	971
GOODWILL	—	311	484	—	795
OTHER ASSETS	436	57	352	—	845
INVESTMENTS IN SUBSIDIARIES	3,647	2,278	—	(5,925)	—
TOTAL ASSETS	$4,245	$3,330	$4,053	$(5,925)	$5,703

CURRENT LIABILITIES
Short-term debt	$—	$—	$211	$—	$211
Accounts payable	20	544	1,033	—	1,597
Other current liabilities	192	112	334	—	638
Liabilities of discontinued operations	—	—	142	—	142
TOTAL CURRENT LIABILITIES	212	656	1,720	—	2,588
LONG-TERM DEBT	1,105	—	41	—	1,146
RETIREMENT BENEFITS	448	—	221	—	669
INTERCOMPANY PAYABLE (RECEIVABLE)	1,402	(1,738)	336	—	—
OTHER LIABILITIES	56	60	106	—	222
MINORITY INTERESTS	—	—	56	—	56
SHAREOWNERS’ EQUITY	1,022	4,352	1,573	(5,925)	1,022
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,245	$3,330	$4,053	$(5,925)	$5,703

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Six Months Ended March 31, 2006
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$298	$(150)	$(22)	$—	$126

INVESTING ACTIVITIES
Capital expenditures	(1)	(14)	(60)	—	(75)
Acquisitions of businesses and investments, net of cash acquired	—	—	(2)	—	(2)
Proceeds from disposition of property and businesses	—	—	45	—	45
Net investing cash flows provided by discontinued operations	—	178	21	—	199
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(1)	164	4	—	167

FINANCING ACTIVITIES
Net change in debt	(303)	(14)	102	—	(215)
Debt issuance and extinguishment costs	(18)	—	—	—	(18)
Intercompany advances	71	—	(71)	—	—
Cash dividends	(14)	—	—	—	(14)
Net financing cash flows provided by discontinued operations	—	—	1	—	1
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(264)	(14)	32	—	(246)

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	2	—	2

CHANGE IN CASH AND CASH EQUIVALENTS	33	—	16	—	49

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63	—	124	—	187
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96	$—	$140	$—	$236

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Six Months Ended March 31, 2005
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$133	$(11)	$(325)	$—	$(203)

INVESTING ACTIVITIES
Capital expenditures	(1)	(22)	(38)	—	(61)
Acquisitions of businesses and investments, net of cash acquired	—	—	(22)	—	(22)
Proceeds from disposition of property and businesses	—	33	—	—	33
Net investing cash flows provided by discontinued operations	—	—	157	—	157
CASH PROVIDED BY(USED FOR) INVESTING ACTIVITIES	(1)	11	97	—	107

FINANCING ACTIVITIES
Net change in debt	48	—	20	—	68
Proceeds from exercise of stock options	5	—	—	—	5
Intercompany advances	(172)	—	172	—	—
Cash dividends	(14)	—	—	—	(14)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(133)	—	192	—	59

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	4	—	4

CHANGE IN CASH AND CASH EQUIVALENTS	(1)	—	(32)	—	(33)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2	1	129	—	132
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1	$1	$97	$—	$99

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

In the second quarter ended March 31, 2006, we completed the following transactions, which significantly improved our financial strength and liquidity position. We have no significant fixed-term debt coming due until 2012.

•	An issuance of $300 million of 4.625 percent convertible debt securities;
•	The sale of our LVA North American filters and exhaust businesses, which generated cash proceeds of approximately $194 million;
•	The purchase and extinguishment of $600 million of fixed term debt with maturities ranging from 2007 though 2009; and
•	A new €100 million European accounts receivable securitization program through one of our European subsidiaries.

In the second fiscal quarter of fiscal year 2006, our Commercial Vehicle Systems (CVS) business reported a substantial increase in operating income, primarily driven by higher production volumes at many of its customers and the benefits of cost reduction and productivity programs and restructuring savings. The principal markets CVS participates in continued to be strong. When compared to the prior year, the North American heavy-duty (commonly referred to as Class 8) truck, medium-duty truck, and trailer markets increased by approximately 8 percent. Western European heavy and medium duty truck production volumes increased approximately 7 percent. Our Light Vehicle Systems (LVS) business incurred an operating loss of $8 million in the second quarter of fiscal year 2006, compared to an operating loss of $36 million in the same period last year. We continue to execute our restructuring plans announced in early fiscal year 2005 and recorded $17 million of restructuring costs, primarily in our LVS business segment, in the second quarter ended March 31, 2006. To date we have consolidated, closed or sold 7 facilities, primarily in the LVS business segment.

We previously announced our intention to divest our Light Vehicle Aftermarket (LVA) business segment and therefore LVA is reported as discontinued operations for all periods presented. In the fourth quarter of fiscal year 2005, management concluded that it is more likely that LVA’s North American businesses will be sold individually rather than as a whole. Our previous strategy was to sell the LVA North American business as a whole. In March 2006, we completed the sale of our LVA North American filters and exhaust businesses. Cash proceeds from these sales were approximately $194 million, resulting in a pre-tax gain on sale of $34 million ($22 million after-tax, or $0.31 per diluted share). We continue to work with potential buyers for the remaining LVA businesses and accordingly, we evaluated, for accounting purposes, the fair value of the remaining LVA businesses at March 31, 2006. This resulted in a non-cash impairment charge of $19 million ($12 million after-tax, or $0.17 per diluted share). We expect to substantially complete the divestiture of our remaining LVA businesses in fiscal year 2006.

In December 2005, we sold of our light vehicle ride control business located in Asti, Italy. This sale, along with the previous divestiture of our 75-percent shareholdings in AP Amortiguadores, S.A. (APA) in the second quarter of fiscal year 2004, substantially completed our plan to exit the LVS ride control business. Therefore, the results of operations of this business are included in discontinued operations at March 31, 2006 and all prior periods’ results of operations have been restated to reflect this presentation.

ARVINMERITOR, INC.

A summary of our results for the three months ended March 31, 2006, is as follows:

•	Sales were $2.3 billion, up 3 percent from the same period last year.
•	Operating margins were 2.2 percent, up from a negative 0.2 percent a year ago.
•	Diluted earnings per share from continuing operations were $0.44, compared to a loss of $0.30 per share in the second quarter of fiscal year 2005.
•	Diluted earnings per share from discontinued operations were $0.20, compared to a loss of $0.18 in the second quarter of fiscal year 2005.
•	Net income was $45 million or $0.64 per diluted share, compared to net loss of $33 million, or $0.48 per diluted share last year.
•

Net income for the second quarter of fiscal year 2006 includes $10 million of after-tax restructuring costs; a $6 million after-tax loss on debt extinguishment; $23 million of tax benefits related to the expiration of certain statutes of limitations and the completion of various worldwide tax audits; $22 million net after-tax gain on the sales of our LVA North American filters and exhaust businesses; and a $12 million after-tax impairment charge on certain remaining LVA businesses.

Our business continues to address a number of challenging industry-wide issues including:

•	Excess capacity;
•	High commodity prices, particularly steel and oil prices;
•	Weakened financial strength of some of the original equipment (OE) manufacturers;
•	Reduced production volumes and changes in product mix in North America;
•	Higher energy and transportation costs;
•	OE pricing pressures; and
•	Currency exchange rate volatility.

 Higher raw material costs and intense competition, coupled with global excess capacity most notably in the light vehicle industry, have created pressure from customers to reduce our prices. We continuously work to address these competitive challenges and offset price decreases by reducing costs, improving productivity and restructuring operations. The company’s cost reduction and productivity programs, including savings from our restructuring actions, offset the impact of lower selling prices to our customers.

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

ARVINMERITOR, INC.

On December 22, 2005, the District Court issued an order granting a motion by the UAW for a preliminary injunction (the injunction). The order enjoins the company from implementing the changes to retiree health benefits that had been scheduled to become effective on January 1, 2006, and orders the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes approved in 2002 and 2004. Due to the uncertainty related to the ongoing lawsuits and since the injunction has the impact of at least temporarily changing the benefits provided under the existing postretirement medical plans, we have accounted for the injunction as a partial rescission of the 2002 and 2004 plan amendments. We recalculated the APBO as of December 22, 2005, which resulted in an increase in the APBO of $168 million. The increase in APBO will offset the remaining unamortized negative prior service cost of the 2002 and 2004 plan amendments and will increase retiree medical expense over the average remaining service period associated with the original plan amendments of approximately 10 years. In addition, the increase in APBO will result in higher interest cost, a component of retiree medical expense, of approximately $9 million. For accounting purposes, we began recording the impact of the injunction in March 2006, on a one-quarter lag from the December 22, 2005 injunction date, which is consistent with the 90-day lag between our plan measurement date and fiscal year-end. The injunction did not have a significant impact on our results of operations for the six months ended March 31, 2006. As a result of the injunction, we expect retiree medical expense to increase by approximately $13 million and retiree medical benefit payments to increase by approximately $10 million in fiscal year 2006 compared to previous estimates included in our Annual Report on Form 10-K for the year ended September 30, 2005. We continue to believe we have meritorious defenses to these actions and plan to defend these suits vigorously. The ultimate outcome of these three class action lawsuits may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

Cash provided by operating activities for the six months ended March 31, 2006 was $126 million, compared to $203 million of cash used by operating activities in the same period last year. The increase in cash flow was largely driven by a reduction in working capital.

MARKET OUTLOOK

Our fiscal year 2006 outlook for light vehicle production is 15.6 million vehicles in North America and 16.4 million vehicles in Western Europe. We expect that North American heavy-duty (also referred to as Class 8) truck production will increase to 340,000 units in fiscal year 2006, up from 324,000 last year, and European heavy and medium truck production will increase to 425,000 units, up from 421,000 last year.

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

Significant factors that could affect the company’s results in fiscal year 2006 include:

•	Our ability to recover steel price increases from our customers;
•	Additional restructuring actions and the timing and recognition of restructuring charges;
•	Higher than planned price reductions to our customers;
•	The financial strength of our suppliers and customers, including potential bankruptcies;
•	Any unplanned extended customer shutdowns or production interruptions;
•	Our ability to implement planned productivity and cost reduction initiatives;
•	The impact of any acquisitions or divestitures;
•	Significant gains or losses of existing business;
•	The ultimate outcome of the three class action lawsuits concerning our retiree medical plans;
•	The impact of currency fluctuations on sales and operating income;
•	The emergence from bankruptcy of certain competitors;
•	Our ability to continue to access our bank revolving credit facilities and capital markets; and
•	The impact of any new accounting rules.

ARVINMERITOR, INC.

RESULTS OF OPERATIONS

The following is a summary of the financial results (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Sales:
Light Vehicle Systems	$1,235	$1,225	$2,385	$2,385
Commercial Vehicle Systems	1,079	1,032	2,015	1,939
SALES	$2,314	$2,257	$4,400	$4,324
Operating Income (Loss):
Light Vehicle Systems	$(8)	$(36)	$(11)	$(33)
Commercial Vehicle Systems	62	37	129	74
SEGMENT OPERATING INCOME	54	1	118	41
Environmental remediation and other unallocated costs	(4)	(6)	(4)	(6)
OPERATING INCOME (LOSS)	50	(5)	114	35
Equity in earnings of affiliates	8	7	15	13
Interest expense, net and other	(44)	(30)	(76)	(58)
INCOME (LOSS) BEFORE INCOME TAXES	14	(28)	53	(10)
Income tax benefit	21	9	11	3
Minority interests	(4)	(2)	(6)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	31	(21)	58	(7)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	14	(12)	21	(8)
NET INCOME (LOSS)	$45	$(33)	$79	$(15)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.44	$(0.30)	$0.83	$(0.10)
Discontinued operations	0.20	(0.18)	0.30	(0.12)
Diluted earnings (loss) per share	$0.64	$(0.48)	$1.13	$(0.22)

DILUTED AVERAGE COMMON SHARES OUTSTANDING	69.9	69.1	69.8	69.1

ARVINMERITOR, INC.

 Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Sales

The following table reflects geographical business segment sales for the three months ended March 31, 2006 and 2005. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates and acquisitions and divestitures had on sales (in millions).

					Dollar Change Due To
	March 31,		Dollar	%		Acquisitions	Volume
	2006	2005	Change	Change	Currency	/ Divestitures	/ Other
LVS:
North America	$502	$531	$(29)	(5)%	$4	$—	$(33)
Europe	586	563	23	4%	(52)	(3)	78
Asia and other	147	131	16	12%	6	—	10
	1,235	1,225	10	1%	(42)	(3)	55
CVS:
North America	$680	$618	$62	10%	$1	$(10)	$71
Europe	283	298	(15)	(5)%	(32)	(3)	20
Asia and other	116	116	—	—%	4	—	(4)
	1,079	1,032	47	5%	(27)	(13)	87
SALES	$2,314	$2,257	$57	3%	$(69)	$(16)	$142

Continuing Operations

Sales for the three months ended March 31, 2006 were $2,314 million, up $57 million, or 3 percent, from the same period last year. The increase in sales was attributable to stronger North American and European commercial vehicle truck volumes in our CVS business segment; and higher pass-through sales in our LVS business segment. These increases were partially offset by foreign currency translation, which reduced sales by $69 million, primarily due to the stronger U.S. dollar compared to other currencies in which we operate. Divestitures of certain LVS businesses in previous periods and the sale of certain assets of CVS’ off-highway brake business reduced sales in the second quarter of fiscal year 2006 by $16 million.

Business Segments

Light Vehicle Systems (LVS) sales were $1,235 million for the three months ended March 31, 2006, up $10 million, or 1 percent, from a year ago. The effect of foreign currency translation decreased sales by $42 million. Excluding the impact of foreign currency translation, sales were up $52 million. Pass-through sales were approximately $387 million in the second quarter of fiscal year 2006 compared to approximately $330 million in the second quarter of fiscal year 2005. Pass-through sales are products sold to our customers where we acquire certain components and assemble them into the final product. These pass-through sales carry minimal margins, as we have little engineering or manufacturing responsibility. The higher pass-through sales were partially offset by lower selling prices to our customers and the loss of sales associated with previously announced divestitures.

Commercial Vehicle Systems (CVS) sales were $1,079 million, up $47 million, or 5 percent, from the second quarter of fiscal year 2005. Excluding the impact of foreign currency translation, sales were up $74 million. The increase in sales was primarily attributable to stronger North American and European commercial vehicle truck volumes and higher specialty product sales. Compared to the second quarter of fiscal year 2005, production volumes in North America for Class 8 trucks increased approximately 8 percent, and Western European heavy and medium-duty truck volumes increased 8 percent. These increases were partially offset by the loss of sales associated with the divestiture of certain assets of the off-highway brakes business of approximately $13 million.

ARVINMERITOR, INC.

Operating Income (Loss) and Operating Margins

The following table reflects operating income and operating margins for three months ended March 31, 2006 and 2005 (in millions).

	Operating Income (Loss)				Operating Margin
	March 31,		Dollar	%	March 31,
	2006	2005	Change	Change	2006	2005	Change
LVS:	$(8)	$(36)	$28	78%	(0.6)%	(2.9)%	2.3	pts
CVS:	62	37	25	68%	5.7%	3.6%	2.1	pts
Total segment	54	1	53		2.3%	—%	2.3	pts
Unallocated	(4)	(6)	2
TOTAL	$50	$(5)	$55		2.2%	(0.2)%	2.4	pts

Operating income for the three months ended March 31, 2006 was $50 million, an increase of $55 million, compared to the three months ended March 31, 2005. Operating margin was 2.2 percent, up from a negative operating margin of 0.2 percent in the same period last year. We recorded restructuring costs in the second quarter of fiscal years 2006 and 2005 as follows (in millions).

	Three months ended March 31,
	2006	2005	2006	2005	2006	2005
	LVS		CVS		Total
Fiscal year 2005 actions
Salaried reduction in force	$13	$10	$—	$13	$13	$23
Facility rationalization, primarily employee severance benefits	6	16	1	—	7	16
Asset impairments	3	8	—	—	3	8
Reversals	(6)	—	—	—	(6)	—
Total fiscal year 2005 actions	16	34	1	13	17	47
Other actions	—	2	—	—	—	2
Total restructuring costs	$16	$36	$1	$13	$17	$49

The primary drivers for the increase in operating income were a reduction of $32 million in restructuring costs, the benefits of higher CVS sales volumes, and our ability to offset price decreases with cost reductions, productivity improvements and restructuring savings. Impacting operating income in last year’s second quarter was a $9 million charge associated with the bankruptcy of the MG Rover Group, and $6 million of environmental remediation costs associated with a former Rockwell facility.

Selling, general and administrative expenses as a percentage of sales were 4.4 percent, unchanged from the prior year.

Business Segments

LVS operating loss was $8 million, compared to a loss of $36 million in the same period last year. The primary drivers for the improvement in operating income were a reduction of $20 million in restructuring costs, and prior year charges of $9 million associated with the bankruptcy of the MG Rover Group and $6 million associated with a product warranty matter. Restructuring costs in the second quarter of fiscal year 2006 were $16 million and include reversals of costs recorded in previous periods of $6 million, $18 million of employee termination benefits, $3 million of asset impairment charges and $1 million of other costs associated with the closure of certain facilities. In the prior year, LVS recorded restructuring costs of $36 million associated with facility closures and consolidations and workforce reductions. These costs included $26 million of employee termination benefits and asset impairment charges of $8 million related to the fiscal year 2005 restructuring actions and $2 million related to the closure of its Sheffield, England stabilizer bar plant.

ARVINMERITOR, INC.

CVS operating income was $62 million, up $25 million compared to the same period last year. Operating margin increased to 5.7 percent from 3.6 percent a year ago. The primary drivers for the improvement in operating income were a reduction in restructuring costs of $12 million, the benefits of higher sales volumes, and cost reduction and productivity programs and restructuring savings. CVS recorded restructuring costs related to the fiscal year 2005 actions of $1 million and $13 million in the three months ended March 31, 2006 and 2005, respectively.

Other Income Statement Items

Income tax benefit from continuing operations for the three months ended March 31, 2006, was $21 million compared to a benefit of $9 million in the prior year. In the second quarter of fiscal year 2006, the company recorded a $23 million tax benefit related to the expiration of certain statutes of limitations and the completion of various worldwide tax audits of certain of the company’s income tax returns.

Interest expense, net and other was $44 million, compared to $30 million in the same period last year. Included in interest expense, net and other for the three months ended March 31, 2006 were $9 million of costs associated with the extinguishment of $600 million of notes we repurchased in the second quarter of fiscal year 2006. These costs include transaction expenses, including legal and other professional fees, unamortized debt issuance costs, and premiums paid to repurchase the notes. Higher levels of short term borrowings and higher interest rates on our variable rate debt compared with the prior year also increased interest expense.

Income from continuing operations for the second quarter of fiscal year 2006 was $31 million, or $0.44 per diluted share, compared to a loss of $21 million, or $0.30 per diluted share, in the prior year.

Income from discontinued operations was $14 million for the three months ended March 31, 2006 compared to a loss of $12 million a year ago. In the second quarter of fiscal year 2006, we completed the sales of our LVA North American filters and exhaust businesses. Cash proceeds from these divestitures were $194 million, resulting in a net after-tax gain of $22 million, or $0.31 per diluted share. We also evaluated for accounting purposes the fair value of the remaining LVA businesses. This resulted in an after-tax non-cash impairment charge of $12 million, or $0.17 per diluted share. Income from discontinued operations also includes after-tax restructuring costs of $2 million related to our LVA businesses. Income from discontinued operations in the prior year includes approximately $10 million of after-tax restructuring costs related to the closure of our light vehicle ride control operations.

Net income for the second quarter of fiscal year 2006 was $45 million, or $0.64 per diluted share, compared to net loss of $33 million, or $0.48 per diluted share, in the prior year.

ARVINMERITOR, INC.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

Sales

The following table reflects geographical business segment sales for the six months ended March 31, 2006 and 2005. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates and acquisitions and divestitures had on sales (in millions).

					Dollar Change Due To
	March 31,		Dollar	%		Acquisitions	Volume
	2006	2005	Change	Change	Currency	/ Divestitures	/ Other
LVS:
North America	$974	$1,038	$(64)	(6)%	$6	$(14)	$(56)
Europe	1,131	1,104	27	2%	(97)	(7)	131
Asia and other	280	243	37	15%	10	—	27
	2,385	2,385	—	—%	(81)	(21)	102
CVS:
North America	$1,246	$1,148	$98	9%	$2	$(20)	$116
Europe	542	576	(34)	(6)%	(66)	(7)	39
Asia and other	227	215	12	6%	11	—	1
	2,015	1,939	76	4%	(53)	(27)	156
SALES	$4,400	$4,324	$76	2%	$(134)	$(48)	$258

Continuing Operations

Sales for the six months ended March 31, 2006 were $4,400 million, up $76 million, or 2 percent, from the same period last year. The increase in sales was attributable to stronger North American and European commercial vehicle truck volumes in our CVS business segment; and higher pass-through sales in our LVS business. These increases were partially offset by foreign currency translation, which reduced sales by $134 million, primarily due to the stronger U.S. dollar compared to other currencies in which we operate, and lower selling prices to certain customers. Divestitures of various LVS businesses in previous periods and the sale of certain assets of CVS’ off-highway brake business reduced sales in the first six months of fiscal year 2006 by $48 million.

Business Segments

Light Vehicle Systems (LVS) sales were $2,385 million for the six months ended March 31, 2006, unchanged compared to a year ago. The effect of foreign currency translation decreased sales by $81 million. Excluding the impact of foreign currency translation, sales were up $81 million. Pass-through sales were approximately $745 million in the first six months of fiscal year 2006 compared to approximately $640 million in the first six months of fiscal year 2005. Pass-through sales are products sold to our customers where we acquire certain components and assemble them into the final product. These pass-through sales carry minimal margins, as we have little engineering or manufacturing responsibility. The higher pass-through sales were partially offset by lower OE demand and the loss of sales associated with previously announced divestitures, primarily the sale of an automotive stamping and components manufacturing operation in the first quarter of fiscal year 2005.

Commercial Vehicle Systems (CVS) sales were $2,015 million for the six months ended March 31, 2006, up $76 million, or 4 percent, from a year ago. Excluding the impact of foreign currency translation, sales were up $129 million. The increase in sales was primarily attributable to stronger North American and European commercial vehicle truck volumes. Compared to the same period last year, production volumes in North America for Class 8 trucks increased approximately 7 percent, and Western European heavy and medium-duty truck volumes increased 11 percent. These increases were partially offset by the loss of sales associated with the divestiture of certain assets of the off-highway brakes business of approximately $27 million.

ARVINMERITOR, INC.

Operating Income (Loss) and Operating Margins

The following table reflects operating income and operating margins for six months ended March 31, 2006 and 2005 (in millions).

	Operating Income (Loss)				Operating Margin
	March 31,		Dollar	%	March 31,
	2006	2005	Change	Change	2006	2005	Change
LVS:	$(11)	$(33)	$22	67%	(0.5)%	(1.4)%	0.9	pts
CVS:	129	74	55	74%	6.4%	3.8%	2.6	pts
Total segment	118	41	77	188%	2.7%	0.9%	1.8	pts
Unallocated	(4)	(6)	2
TOTAL	$114	$35	$79	226%	2.6%	0.8%	1.8	pts

Operating income for the six months ended March 31, 2006 was $114 million, an increase of $79 million, compared to the six months ended March 31, 2005. Operating margin was 2.6 percent, up from 0.8 percent a year ago.

We recorded restructuring costs in the six months ended March 31, 2006 and 2005 as follows (in millions).

	Six months ended March 31,
	2006	2005	2006	2005	2006	2005
	LVS		CVS		Total
Fiscal year 2005 actions
Salaried reduction in force	$13	$10	$—	$13	$13	$23
Facility rationalization, primarily employee severance benefits	6	16	2	—	8	16
Asset impairments	3	8	—	—	3	8
Reversals	(6)	—	—	—	(6)	—
Total fiscal year 2005 actions	16	34	2	13	18	47
Other actions	—	12	—	—	—	12
Total restructuring costs	$16	$46	$2	$13	$18	$59

Also included in operating income in the first six months of fiscal year 2006 was the $23 million gain on the sale of certain assets of CVS’ off-highway brakes business. The benefit of higher sales levels in our CVS business and cost savings from our restructuring actions of $15 million were largely offset by the loss of income associated with certain of our previous divestitures of $8 million and higher pension costs of $10 million when compared to the same period last year. Included in operating income in the first six months of fiscal year 2005 were $14 million in charges associated with customer bankruptcies, $6 million of environmental remediation costs associated with a former Rockwell facility and a $4 million gain on the sale of the Columbus, Indiana stamping and manufacturing components business in the first quarter of fiscal 2005.

Selling, general and administrative expenses as a percentage of sales increased slightly to 4.3 percent in the first six months of fiscal year 2006 from 4.2 percent a year ago.

ARVINMERITOR, INC.

Business Segments

LVS operating loss was $11 million, compared to an operating loss of $33 million in the same period last year. The primary driver for the improvement in operating income in the six months ended March 31, 2006 when compared to the same period last year was a reduction of $30 million in restructuring costs. LVS recorded restructuring costs of $16 million in the six months ended March 31, 2006. These restructuring costs are net of reversals of costs recorded in previous periods of $6 million and included $18 million of employee termination benefits, $3 million of asset impairment charges and $1 million of other costs associated with the closure of certain facilities. In the prior year, LVS recorded restructuring costs of $46 million. These charges included $34 million of costs associated with the actions announced in the second quarter of fiscal year 2005 and $12 million associated with other facility closures and consolidations and workforce reductions. In the first quarter of fiscal 2005, the company’s 57 percent owned consolidated joint venture, Meritor Suspensions Systems Company (MSSC,) announced its decision to close its Sheffield, England stabilizer bar plant. As a result, LVS recorded $7 million of restructuring costs in the first six months of fiscal 2005 related to $3 million of employee termination benefits and $4 million of asset impairment charges. LVS also recorded $5 million of severance and other employee termination benefits related to a reduction in force at certain facilities and the consolidation of two plants in Brazil in the prior year.

Through the six months ended March 31, 2006, LVS was able to substantially offset lower customer pricing with productivity and cost reduction actions and restructuring savings. Also impacting operating income in the first six months of fiscal year 2006 were $5 million of higher pension and retiree medical costs. Operating income in the first six months of fiscal year 2005 included $11 million in charges associated with customer bankruptcies, a $6 million net charge associated with a product warranty matter and a $4 million gain on the sale of its Columbus, Indiana stamping and manufacturing components business in the first quarter of fiscal year 2005.

CVS operating income was $129 million, up $55 million compared to the same period last year. Operating margin increased to 6.4 percent from 3.8 percent a year ago. Included in operating income for the six months ended March 31, 2006 was a $23 million gain on the sale of certain assets of the off-highway brake business. Also favorably impacting operating income were the benefits of the higher sales volumes and productivity and cost reduction actions and restructuring savings. Higher pension and retiree medical costs lowered operating income in the first six months of fiscal year 2006 by $5 million when compared to the same period last year. CVS recorded restructuring costs of $2 million, primarily related to employee severance benefits, in the first six months of fiscal year 2006. Operating income for six months ended March 31, 2005 included $13 million of restructuring costs and a $3 million charge associated with the bankruptcy of a European trailer customer.

Other Income Statement Items

Income tax benefit from continuing operations for the six months ended March 31, 2006, was $11 million compared to a benefit of $3 million in the prior year. In the second quarter of fiscal year 2006, the company recorded a $23 million tax benefit related to the expiration of certain statutes of limitations and the completion of various worldwide tax audits of certain of the company’s income tax returns.

Interest expense, net and other was $76 million, compared to $58 million in the same period last year. Included in interest expense, net and other for the six months ended March 31, 2006 were $9 million of costs associated with the extinguishment of $600 million of notes we repurchased in the second quarter of fiscal year 2006. These costs include transaction expenses, including legal and other professional fees, unamortized debt issuance costs, and premiums paid to repurchase the notes. Higher interest rates on our variable rate debt compared with the prior year also increased interest expense.

Income from continuing operations for the first six months of fiscal year 2006 was $58 million, or $0.83 per diluted share, compared to a loss of $7 million, or $0.10 per diluted share, in the prior year.

Income from discontinued operations was $21 million for the six months ended March 31, 2006 compared to a loss of $8 million a year ago. In the second quarter of fiscal year 2006, we completed the sale of our LVA North American filters and exhaust businesses. Cash proceeds from these divestitures were $194 million, resulting in a net after-tax gain of $22 million, or $0.31 per diluted share. We also evaluated for accounting purposes the fair value of the remaining LVA businesses. This resulted in an after-tax non-cash impairment charge of $12 million, $0.17 per diluted share. Also included in income from discontinued operations in the first six months of fiscal year 2006 was an after-tax gain of $2 million on the sale of our 39-percent equity ownership interest in our light vehicle aftermarket joint venture, Purolator India. A $2 million after-tax gain on the sale of our coil coating business is included in income from discontinued operations in the first six months of fiscal year 2005.

ARVINMERITOR, INC.

Included in income from discontinued operations in the first six months of fiscal year 2006 is an after-tax loss of $2 million on the sale of our LVS ride control business located in Asti, Italy and a reversal of approximately $7 million of after-tax employee severance benefits that were recorded in the prior year as part of our fiscal year 2005 restructuring actions. As a result of the sale of the ride control operations in Asti, Italy, these employee termination benefits will no longer be paid by us. We previously expected to incur these costs as part of the closure of the ride control business in Asti, Italy. Income from discontinued operations in the prior year includes approximately $10 million of after-tax restructuring costs related to the closure of our light vehicle ride control operations.

Income from discontinued operations in the six months ended March 31, 2006 also includes after-tax restructuring costs of $3 million related to our LVA businesses.

Net income for the first six months of fiscal year 2006 was $79 million, or $1.13 per diluted share, compared to net loss of $15 million, or $0.22 per diluted share, in the prior year.

FINANCIAL CONDITION

Capitalization

	March 31, 2006	September 30, 2005
Short-term debt	$211	$131
Long-term debt	1,146	1,451
Total debt	1,357	1,582
Minority interests	56	58
Shareowners’ equity	1,022	875
Total capitalization	$2,435	$2,515

Ratio of debt to capitalization	56%	63%

We remain committed to strong cash flow generation, the reduction of debt and regaining an investment grade credit rating. In March 2006, we issued $300 million of 4.625 percent convertible senior unsecured notes due 2026. Net proceeds from the offering, along with proceeds from the sale of our LVA North American filters and exhaust businesses and other liquidity resources were used to purchase and extinguish $600 million of notes with maturities between 2007 through 2009. Our total debt to capitalization ratio was 56 percent at March 31, 2006, compared to 63 percent at September 30, 2005.

For the first six months of fiscal 2006, our primary source of liquidity was cash from operating activities and proceeds from the divestitures of certain businesses, supplemented by our accounts receivables securitization and factoring programs and, as required, borrowings on our revolving credit facility.

ARVINMERITOR, INC.

Cash Flows

	Six Months Ended
	March 31,
	2006	2005
OPERATING CASH FLOWS
Income (loss) from continuing operations	$58	$(7)
Depreciation and amortization	84	91
Gains on divestitures	(23)	(4)
Loss on debt extinguishment	9	—
Restructuring costs, net of payments	—	43
Pension and retiree medical expense	66	55
Pension and retiree medical contributions	(49)	(46)
Receivable securitization and factoring	42	38
Change in working capital	(33)	(207)
Other	5	(37)
Net operating cash flows provided by (used for) continuing operations	159	(74)
Net operating cash flows used for discontinued operations	(33)	(129)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$126	$(203)

Cash provided by operating activities was $126 million in the first six months of fiscal year 2006, compared to $203 million of cash used by operating activities for the same period in the prior year. The increase in cash flow is primarily attributable to lower usage of cash for working capital. Cash used by discontinued operations was $33 million compared to cash used by discontinued operations of $129 million a year ago. LVA did not participate in our accounts receivable securitization program in the in fiscal year 2005. As a result, LVA’s outstanding receivables increased by approximately $80 million in the first six months of fiscal year 2005.

	Six Months Ended
	March 31,
	2006	2005
INVESTING CASH FLOWS
Capital expenditures	$(75)	$(61)
Acquisitions of businesses and investments, net of cash acquired	(2)	(22)
Proceeds from disposition of property and businesses	45	33
Net investing cash flows provided by discontinued operations	199	157
CASH PROVIDED BY INVESTING ACTIVITIES	$167	$107

 Cash provided by investing activities was $167 million in the first six months of fiscal year 2006, compared to $107 million in the first six months of fiscal year 2005. Capital expenditures increased to $75 million compared to $61 million in the same period last year. As a percentage of sales, capital expenditures increased to 1.7 percent, from 1.4 percent in the prior period. During the six months ended March 31, 2006, we received proceeds of $39 million from the disposition of certain assets of our off-highway brakes business. During the six months ended March 31, 2005, we used $22 million of cash for the acquisition of businesses, primarily the formation of two joint ventures with AB Volvo, and we received proceeds of $33 million from the disposition of our automotive stampings business.

ARVINMERITOR, INC.

Discontinued operations provided cash flows from investing activities of $199 million in the first six months of fiscal year 2006, primarily related to the cash received from the sales of our LVA North American filters and exhaust businesses and our 39-percent equity ownership interest in Purolator India, a light vehicle aftermarket joint venture. Discontinued operations provided investing cash flows, primarily related to the proceeds from the sale of our coil coating business of $157 million in the first six months of fiscal 2005. Discontinued operations used cash of $4 million for capital expenditures in the first six months of fiscal year 2006 compared to $6 million in fiscal year 2005.

	Six Months Ended
	March 31,
	2006	2005
FINANCING CASH FLOWS
Net increase in revolving credit facilities	$—	$48
Borrowing on accounts receivable securitization program	94	—
Proceeds from issuance of convertible notes	300	—
Repayment of notes	(603)	—
Change in lines of credit and other	(6)	20
Net change in debt	(215)	68
Debt issuance and extinguishment costs	(18)	—
Cash dividends	(14)	(14)
Proceeds from exercise of stock options	—	5
Net financing cash flows provided by discontinued operations	1	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$(246)	$59

 Cash used for financing activities was $246 million in the first six months of fiscal year 2006, compared to cash provided by financing activities of $59 million in the first six months of fiscal year 2005. In March 2006, we issued $300 million of 4.625 percent convertible senior unsecured notes due in 2026. Net proceeds from the offering, along with proceeds from the sales of our LVA North American filters and exhaust businesses and borrowings under our accounts receivable securitization programs were used to purchase and extinguish $600 million of certain outstanding near-term debt maturities. We incurred $18 million of costs related to these transactions. Additionally, in the first quarter of fiscal year 2006, we purchased, at a discount, $3 million of our 6.8 percent notes on the open market.

In September 2005, we entered into a new U.S. accounts receivable securitization arrangement. Amounts outstanding under this arrangement are reported as short-term debt in the consolidated balance sheet and related borrowings are reported as cash flows from financing activities in the consolidated statement of cash flows. We reduced amounts outstanding under lines of credit and other by $6 million in the first six months of fiscal year 2006.

We paid dividends of $14 million in the first six months of fiscal years 2006 and 2005. We received proceeds of $5 million from the exercise of stock options in the first six months of fiscal year 2005.

ARVINMERITOR, INC.

LIQUIDITY AND CONTRACTUAL OBLIGATIONS

We are contractually obligated to make payments as follows (in millions):

	Total	2006	2007	2008	2009 - 2010	Thereafter
Total debt (1)	$1,352	$211	$75	$5	$90	$971
Operating leases	77	22	17	14	19	5
Interest payments on long-term debt (2)	668	94	80	79	148	267
Purchase option for joint venture	21	—	—	21	—	—
Residual value guarantees under certain leases	30	—	30	—	—	—
Total	$2,148	$327	$202	$119	$251	$1,243

(1) Excludes fair value adjustment of notes of $7 million, unamortized debt discount and $6 million debt of discontinued operations.

(2) Includes the estimated impact of our interest rate swaps.

In addition to the obligations above, in connection with the sale of our LVA North American filters business in the second quarter of fiscal year 2006, we agreed to indemnify the purchaser against liabilities from litigation and commercial losses in connection with specific intellectual property claims, with the maximum potential indemnity capped at $4 million for commercial losses.

We also sponsor defined benefit pension plans that cover most of our U.S. employees and certain non-U.S. employees. Our funding practice provides that the annual contribution to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. We expect funding for our retirement pension plans of approximately $55 million in fiscal year 2006, a reduction of $68 million from its previous estimate of $123 million included in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Revolving and Other Debt – We have a $900 million revolving credit facility that expires in 2008. Under the facility, borrowings are subject to interest based on quoted LIBOR rates plus a margin, and a facility fee, both of which are based upon the company’s credit rating. At March 31, 2006, the margin over the LIBOR rate was 150 basis points, and the facility fee was 37.5 basis points. Certain of our domestic subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the credit facility.

The credit facility requires us to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio no greater than 3.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. At March 31, 2006, we were in compliance with all covenants.

We also have an arrangement with a non-consolidated joint venture that allows the company to borrow funds from time to time, at LIBOR plus 50 basis points. No amounts were outstanding under this arrangement at March 31, 2006 and September 30, 2005.

In March 2006, the company completed an offer to repurchase $600 million aggregate principal amount of its previously outstanding notes in the following amounts: $195 million of its outstanding $200 million 6.625 percent notes due in 2007; $95 million of its outstanding $100 million 6.75 percent notes due in 2008; $225 million of its outstanding $302 million 6.8 percent notes due in 2009; and $85 million of its outstanding $91 million 7.125 percent notes also due in 2009.

In the first quarter of fiscal year 2006, the company purchased $3 million of the outstanding 6.8 percent notes on the open market at a discount.

We have $150 million of debt securities remaining unissued under the shelf registration filed with the SEC in April 2001 (see Note 14 of the Notes to Consolidated Financial Statements).

ARVINMERITOR, INC.

Convertible Notes – In March 2006, the company issued $300 million of 4.625 percent convertible senior unsecured notes due 2026 (the “convertible notes”). The convertible notes were sold by the company to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. Net proceeds received by the company, after issuance costs, were $289 million. Cash interest at a rate of 4.625 percent per annum from the date of issuance through March 1, 2016 is payable semi-annually in arrears on March 1 and September 1 of each year. After March 1, 2016, the principal amount of the convertible notes will be subject to accretion at a rate that provides holders with an aggregate annual yield to maturity of 4.625 percent.

The notes are convertible into shares of the company’s common stock at an initial conversion rate, subject to adjustment, equivalent to 47.6667 shares of common stock per $1,000 initial principal amount of notes, which represents an initial conversion price of approximately $20.98 per share. If converted, the accreted principal amount will be settled in cash and the remainder of the company’s conversion obligation, if any, in excess of such accreted principal amount will be settled in cash, shares of common stock, or a combination thereof, at the company’s election.

Holders may convert their notes at any time on or after March 1, 2024. Prior to March 1, 2024, holders may convert their notes only under the following circumstances:

•

during any calendar quarter, after the calendar quarter ending June 30, 2006, if the closing price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120 percent of the applicable conversion price;

•

during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 initial principal amount of notes is equal to or less than 97 percent of the average conversion value of the notes during such five consecutive trading day period;

•	upon the occurrence of specified corporate transactions; or
•	if the notes are called by us for redemption.

On or after March 1, 2016, we may redeem the convertible notes, in whole or in part, for cash at a redemption price equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest. On each of March 1, 2016, 2018, 2020, 2022, and 2024, or upon certain fundmental changes, holders may require the company to purchase all or a portion of their convertible notes at a purchase price in cash equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest.

Leases - One of our operating leases requires us to maintain financial ratios that are similar to those required by our revolving credit agreement. At March 31, 2006, we were in compliance with all covenants. We have a residual value guarantee of $30 million related to one of our leases.

Accounts Receivable Securitization and Factoring – In March 2006, we entered into a new European accounts receivable securitization arrangement through one of our European subsidiaries. Under the new arrangement, we sell up to €100 million ($122 million) of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized $42 million of this accounts receivable securitization facility as of March 31, 2006.

In September 2005, we entered into a new $250 million U.S. accounts receivable securitization arrangement to improve financial flexibility and lower interest costs. Under the new arrangement, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, consolidated special purpose subsidiary, which funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables of ARC and are reported as short-term debt in the consolidated balance sheet. As of March 31, 2006 and September 30, 2005, we had utilized $206 million and $112 million of this accounts receivable securitization facility, respectively. If certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At March 31, 2006, we were in compliance with all covenants.

In addition, several of our European subsidiaries factor eligible accounts receivable with financial institutions. The amount of factored receivables was $23 million at March 31, 2006 and September 30, 2005. There can be no assurance that these factoring arrangements will be used or available to us in the future.

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

The results of the sensitivity analysis are as follows (in millions):

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase / (Decrease) on
Market Risk
Foreign Currency Sensitivity:
Forward contracts(1)	$4.2	$(4.2)	Fair Value
Foreign currency denominated debt	$(1.9)	$1.9	Fair Value

Interest Rate Sensitivity:
Debt - fixed rate	$(40.2)	$43.5	Fair Value
Debt - variable rate	$(3.9)	$3.9	Cash Flow

Interest rate swaps (pay variable, receive fixed)	$(2.0)	$2.0	Fair Value

(1) Includes only the risk related to the derivative instruments that serve as hedges and does not include the risk related to the underlying hedged item or on other operating transactions. The analyses assume overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

ARVINMERITOR, INC.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of Charles G. McClure, Jr., Chairman of the Board, Chief Executive Officer and President; and James D. Donlon, III, Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Tthere have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareowners of the company was held January 31, 2006. The following matters were voted on and received the specified number of votes in favor, votes withheld or against, abstentions and broker non-votes:

(i)

Election of directors: The following individuals were elected to the Board of Directors, with terms expiring at the annual meeting of shareowners in the years noted. The number of shares noted below voted in favor of their election or were withheld. Abstentions and broker non-votes were not applicable.

Name of Nominee	Votes in Favor	Votes Withheld	Term Ending
Joseph B. Anderson, Jr.	62,716,120	1,299,411	2009
David W. Devonshire	62,777,930	1,237,601	2009
Victoria B. Jackson	62,712,214	1,303,317	2009
James E. Marley	62,578,329	1,437,202	2009
Richard W. Hanselman	62,712,648	1,302,882	2007

(ii)

Appointment of auditors: The shareowners approved the selection of Deloitte & Touche LLP as the company’s auditors. A total of 63,020,619 votes were cast in favor, 782,983 votes were cast against, and there were 211,926 abstentions. Broker non-votes were not applicable.

ARVINMERITOR, INC.

Item 5. Other Information

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market cycles and conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); availability and cost of raw materials, including steel; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of the company’s suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations and the ability to achieve the expected benefits of restructuring actions; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; competitive product and pricing pressures; the amount of the company’s debt; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; rising costs of pension and other post-retirement benefits and possible changes in pension and other accounting rules; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Quantitative and Qualitative Disclosures about Market Risk” herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Item 6. Exhibits.

4-a

Indenture, dated as of March 7, 2006, between ArvinMeritor, Inc. and BNY Midwest Trust Company, as Trustee (including a form of note and a form of subsidiary guaranty), filed as Exhibit 4.1 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 1-15983), is incorporated herein by reference.

4-b

Registration Rights Agreement, dated as of March 7, 2006, among ArvinMeritor, Inc. and the subsidiary guarantors and initial purchasers named therein, filed as Exhibit 4.2 to the Current Report on Form 8-K filed on March 9, 2006 (File No. 1-15983), is incorporated herein by reference.

12	Computation of ratio of earnings to fixed charges
23	Consent of Bates White LLC
31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act)
31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

ARVINMERITOR, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVINMERITOR, INC.

Date: April 28, 2006	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: April 28, 2006	By:	/s/	J.D. Donlon, III
J.D. Donlon, III
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)