Form 10-Q
period 2006-07-02
ARVINMERITOR INC
filed 2006-08-01
CIK 1113256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2006

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

70,572,396 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on June 30, 2006.

INDEX

PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements:	Page
			No.
		Consolidated Statement of Income - - Three and Nine Months
		Ended June 30, 2006 and 2005	2

		Consolidated Balance Sheet - -
		June 30, 2006 and September 30, 2005	3

		Condensed Consolidated Statement of Cash Flows - -
		Nine Months Ended June 30, 2006 and 2005	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	36

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	50

	Item 4.	Controls and Procedures	51

PART II.	OTHER INFORMATION:

	Item 5.	Other Information	51

	Item 6.	Exhibits	52

Signatures			53

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
Sales	$2,477	$2,389	$6,877	$6,713
Cost of sales	(2,327)	(2,186)	(6,426)	(6,222)
GROSS MARGIN	150	203	451	491
Selling, general and administrative	(105)	(104)	(294)	(286)
Restructuring costs	(1)	(6)	(19)	(65)
Other income (expense)	3	—	23	(12)
OPERATING INCOME	47	93	161	128
Equity in earnings of affiliates	10	7	25	20
Interest expense, net and other	(28)	(31)	(104)	(89)
INCOME BEFORE INCOME TAXES	29	69	82	59
Benefit (provision) for income taxes	—	(15)	11	(12)
Minority interests	(4)	(4)	(10)	(4)
INCOME FROM CONTINUING OPERATIONS	25	50	83	43
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(5)	(4)	16	(12)
NET INCOME	$20	$46	$99	$31

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.36	$0.73	$1.20	$0.63
Discontinued operations	(0.07)	(0.06)	0.23	(0.18)
Basic earnings per share	$0.29	$0.67	$1.43	$0.45

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.36	$0.72	$1.19	$0.62
Discontinued operations	(0.07)	(0.06)	0.23	(0.17)
Diluted earnings per share	$0.29	$0.66	$1.42	$0.45

Basic average common shares outstanding	69.3	68.8	69.2	68.4
Diluted average common shares outstanding	70.1	69.2	69.9	69.3

Cash dividends per common share	$0.10	$0.10	$0.30	$0.30

See notes to consolidated financial statements. Amounts for the three and nine months ended June 30, 2005 have been restated for discontinued operations.

ARVINMERITOR, INC.

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30,	September 30,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$365	$187
Receivables, net	1,723	1,655
Inventories	591	541
Other current assets	284	256
Assets of discontinued operations	308	531
TOTAL CURRENT ASSETS	3,271	3,170
NET PROPERTY	971	1,013
GOODWILL	810	801
OTHER ASSETS	835	886
TOTAL ASSETS	$5,887	$5,870

LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$60	$131
Accounts payable	1,703	1,483
Other current liabilities	658	667
Liabilities of discontinued operations	150	242
TOTAL CURRENT LIABILITIES	2,571	2,523
LONG-TERM DEBT	1,288	1,451
RETIREMENT BENEFITS	608	754
OTHER LIABILITIES	228	209
MINORITY INTERESTS	60	58
SHAREOWNERS’ EQUITY:
Common stock (June 30, 2006 and September 30, 2005, 71.0
shares issued and 70.6 and 70.3 outstanding, respectively)	71	71
Additional paid-in capital	583	580
Retained earnings	657	579
Treasury stock (June 30, 2006 and September 30, 2005,
0.4 and 0.7 shares, respectively)	(11)	(10)
Unearned compensation	—	(13)
Accumulated other comprehensive loss	(168)	(332)
TOTAL SHAREOWNERS’ EQUITY	1,132	875
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$5,887	$5,870

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Nine Months Ended June 30,
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Income from continuing operations	$83	$43
Adjustments to income from continuing operations to arrive
at cash provided by (used for) operating activities:
Depreciation and amortization	125	135
Gain on divestitures	(28)	(4)
Restructuring costs, net of payments	(9)	39
Loss on debt extinguishment	9	—
Pension and retiree medical expense	102	82
Pension and retiree medical contributions	(79)	(141)
Proceeds from unwind of swap agreements	—	22
Changes in sale of receivables	105	137
Changes in assets and liabilities, excluding effects of
acquisitions, divestitures and foreign currency adjustments	42	(174)
Cash flows provided by continuing operations	350	139
Cash flows used for discontinued operations	(38)	(151)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	312	(12)

INVESTING ACTIVITIES
Capital expenditures	(104)	(99)
Acquisitions of businesses and investments, net of cash acquired	(8)	(24)
Investment in debt defeasance trust	(12)	—
Proceeds from disposition of property and businesses	51	38
Net investing cash flows provided by discontinued operations	201	154
CASH PROVIDED BY INVESTING ACTIVITIES	128	69

FINANCING ACTIVITIES
Payments on accounts receivable securitization program	(66)	—
Proceeds from issuance of notes and term loan	470	—
Repayment of notes	(603)	(21)
Borrowings (payments) on lines of credit and other	(17)	23
Net change in debt	(216)	2
Debt issuance and extinguishment costs	(28)	—
Proceeds from exercise of stock options	1	5
Cash dividends	(21)	(21)
CASH USED FOR FINANCING ACTIVITIES	(264)	(14)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES
ON CASH	2	5
CHANGE IN CASH AND CASH EQUIVALENTS	178	48
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	187	132
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$365	$180

See notes to consolidated financial statements. Amounts for the nine months ended June 30, 2005 have been restated for discontinued operations.

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

The company’s Light Vehicle Aftermarket (LVA) businesses and Light Vehicle Systems (LVS) ride control business are presented as discontinued operations in the consolidated statement of income and related notes. The company sold its LVA North American filters and exhaust businesses in the second quarter of fiscal year 2006 and its coil coating business during the first quarter of fiscal year 2005. Results of operations related to these businesses are presented as discontinued operations in the consolidated statement of income for the period through the date of sale. The assets and liabilities of LVA are classified as held for sale and included in assets and liabilities of discontinued operations in the consolidated balance sheet (see Note 4).

In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005 and Current Report on Form 8-K dated February 27, 2006 updating the historical financial statements included in the Annual Report on Form 10-K for the presentation of the LVS ride control business as discontinued operations. The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the results for the full year.

The company’s fiscal year ends on the Sunday nearest September 30. The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30. The third quarter of fiscal years 2006 and 2005 ended on July 2, 2006, and July 3, 2005, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and June 30 are used consistently throughout this report to represent the fiscal year end and third quarter end, respectively.

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

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Basic average common shares outstanding	69.3	68.8	69.2	68.4
Impact of restricted stock	0.6	0.4	0.5	0.8
Impact of stock options	0.2	—	0.2	0.1
Diluted average common shares outstanding	70.1	69.2	69.9	69.3

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2006 and 2005, options to purchase 3.5 million and 3.9 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

The company issued $300 million of convertible senior unsecured notes in the second quarter of fiscal year 2006 (see Note 14). Since the company’s stock price during the quarter is less than the conversion price, these convertible notes are not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

3.	New Accounting Standards

New accounting standards to be implemented: In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 and provides clarification with respect to the timing of liability recognition for such obligations. Conditional asset retirement obligations represent a legal obligation to perform asset retirement activities in which the timing and/or method of settlement are conditional on a future event. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The company is currently evaluating the impact of FIN 47 on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides criteria for subsequently recognizing, derecognizing and measuring changes in uncertain tax positions and requires expanded disclosures with respect to the uncertainty of income taxes. The accounting provisions of FIN 48 will be effective for the company beginning October 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

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

New accounting standards implemented: In September 2005, the FASB Emerging Issues Task Force (EITF) issued EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” EITF 04-13 addresses the circumstances under which two or more inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined for purposes of applying Opinion 29 “Accounting for Nonmonetary Transactions.” This EITF also addresses whether there are circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value if (a) fair value is determinable within reasonable limits and (b) the transaction has commercial substance. EITF 04-13 is effective for new arrangements entered into, or modifications or renegotiations of existing arrangements, beginning in the company’s third fiscal quarter ended June 30, 2006. The adoption of EITF 04-13 did not have any impact on the company’s results of operations or financial position.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In October 2004, the company announced plans to divest its LVA businesses. This plan is part of the company’s long-term strategy to focus on core competencies and support its global light vehicle systems original equipment manufacturing (OEM) customers and its commercial vehicle systems OEM and aftermarket customers. LVA supplies exhaust, ride control, motion control and filter products, as well as other automotive parts to the passenger car, light truck and sport utility vehicle aftermarket. LVA is reported as discontinued operations in the consolidated statement of income. The assets and liabilities of LVA are held for sale and included in assets and liabilities of discontinued operations in the consolidated balance sheet. Accordingly, net property and amortizable intangible assets are no longer being depreciated or amortized. In the fourth quarter of fiscal year 2005, management concluded that it is more likely that LVA’s North American businesses will be sold individually rather than as a whole. The company’s previous strategy was to sell the LVA North American businesses as a whole.

The company announced the sale, subject to regulatory approvals, of its Gabriel South Africa LVA ride control business in June 2006. The company expects to complete this transaction in the fourth quarter of fiscal year 2006. The company sold its LVA North American motion control business in July 2006.

In March 2006, the company completed the sale of its LVA North American filters and exhaust businesses. Cash proceeds from these sales were $198 million, resulting in a net pre-tax gain on sale of $34 million ($22 million after-tax, or $0.31 per diluted share), which is recorded in income from discontinued operations. In November 2005, the company sold its 39-percent equity ownership interest in its light vehicle aftermarket joint venture, Purolator India. Cash proceeds from the sale were $9 million, resulting in a $2 million after-tax gain, which is recorded in income from discontinued operations.

The company continues to work with potential buyers for the remaining LVA businesses, and accordingly, has evaluated, for accounting purposes, the fair value of these remaining businesses. This resulted in non-cash impairment charges of $22 million ($14 million after-tax, or $0.20 per diluted share) during the nine months ended June 30, 2006. The impairment charges are recorded in income from discontinued operations in the consolidated statement of income. The company expects to substantially complete the divestiture of its remaining LVA businesses in fiscal year 2006.

In December 2005, the company sold its light vehicle ride control business located in Asti, Italy and recorded an after-tax loss on the sale of $2 million. This sale, along with the previous divestiture of the company’s 75-percent shareholdings in AP Amortiguadores, S.A. (APA) in the second quarter of fiscal year 2004, substantially completed the company’s plan to exit its LVS ride control business (ride control). Therefore, ride control is presented as discontinued operations in the consolidated statement of income for the nine months ended June 30, 2006 and all prior periods have been restated to reflect this presentation. Ride control provides shock absorbers, struts, ministruts, and corner modules to the light vehicle industry. The company previously expected to close the ride control business in Asti, Italy during fiscal year 2006 and recorded approximately $31 million of restructuring costs in fiscal year 2005 related to the expected closure. These costs included $16 million of employee termination benefits and $15 million of asset impairment charges. As a result of the sale of the Asti, Italy ride control operations, the company reversed, in the first nine months of fiscal year 2006, $11 million of restructuring costs related to employee termination benefits that will no longer be paid by the company.

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

In order to reduce costs and improve profitability, LVA recorded restructuring costs of $6 million in the first nine months of fiscal year 2006. These costs for employee severance benefits related to the reduction of approximately 75 employees. At June 30, 2006 and September 30, 2005, $4 million and $2 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits are included in liabilities of discontinued operations.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Results of the discontinued operations are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales:
Light Vehicle Aftermarket	$131	$234	$528	$665
Ride Control	10	22	34	64
Roll Coater	—	—	—	28
Total Sales	$141	$256	$562	$757

Income before income taxes	$(2)	$2	$31	$(6)
Provision for income taxes	(2)	(5)	(13)	(4)
Minority interests	(1)	(1)	(2)	(2)
Income from discontinued operations	$(5)	$(4)	$16	$(12)

 Assets and liabilities of discontinued operations are summarized as follows (in millions):

	June 30,	September 30,
	2006	2005

Current assets	$239	$367
Net property	65	136
Other assets	4	28
Assets of discontinued operations	$308	$531

Current liabilities	$129	$201
Other liabilities	14	33
Minority interests	7	8
Liabilities of discontinued operations	$150	$242

5.	Restructuring Costs

The company recorded restructuring charges of $19 million and $65 million during the first nine months of fiscal year 2006 and 2005, respectively. At June 30, 2006 and September 30, 2005, $34 million and $56 million, respectively, of restructuring reserves, primarily related to unpaid employee termination benefits, remained in the consolidated balance sheet.

Fiscal year 2005 actions:  In the second quarter of fiscal year 2005, the company announced the elimination of approximately 400 to 500 salaried positions and approved plans to consolidate, downsize, close or sell certain underperforming businesses or facilities. In the second quarter of fiscal year 2006, the company identified the elimination of approximately 250 additional salaried positions in its LVS business segment. In addition to the elimination of approximately 700 salaried employees across the entire company, the fiscal year 2005 actions will result in the reduction of an additional 300 salaried and 1,550 hourly employees at 11 global facilities that have been or will be closed, primarily in the LVS business segment. These actions are intended to align capacity with industry conditions, utilize assets more efficiently, and improve operations. The total estimated cost of these actions is approximately $135 million, of which approximately $105 million will be cash costs. Estimated costs include employee severance and other exit costs, as well as asset impairments. Asset impairment charges relate to manufacturing facilities that will be closed or sold and machinery and equipment that have become idle and obsolete as a result of the facility closures.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the first nine months of fiscal year 2006, the company recorded $19 million of restructuring costs associated with the fiscal year 2005 actions, primarily in its LVS business segment. These restructuring costs are net of reversals of costs recorded in previous periods of $7 million and include $22 million related to employee severance benefits, $3 million of asset impairment charges and $1 million of other closure costs.

Cumulative restructuring costs recorded for the fiscal year 2005 actions, including amounts recorded in discontinued operations, are $109 million as of June 30, 2006. These costs include $76 million of employee termination benefits, $29 million of asset impairment charges and $4 million of other closure costs. Also included in these costs is an $18 million reversal of restructuring costs in the first nine months of fiscal year 2006, of which $11 million is related to the sale of the company’s ride control business in Asti, Italy. This $11 million reversal is recorded in discontinued operations in the consolidated statement of income (see Note 4). The company expects to complete the majority of the fiscal year 2005 restructuring actions and record the remaining costs by December 2006.

Other restructuring actions: During fiscal year 2005, Meritor Suspensions Systems Company (MSSC), a 57-percent owned consolidated joint venture of the company, closed its Sheffield, England stabilizer bar facility. The LVS business segment recorded restructuring and other exit costs of approximately $8 million related to this action in the first nine months of fiscal year 2005. These costs included employee termination and other exit costs of approximately $4 million and asset impairment charges of $4 million. The employee termination benefits related to a reduction of approximately 10 salaried and 125 hourly employees

The LVS business segment also recorded in the nine months ended June 30, 2005, restructuring costs of $5 million for previously approved employee termination and other expenses. These costs related to a reduction in workforce of approximately 10 salaried and 230 hourly employees and the consolidation of two plants in Brazil.

The changes in the restructuring reserves for the nine months ended June 30, 2006 are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Balance at September 30, 2005	$56	$—	$—	$56
Activity during the period:
Charges to expense	22	3	1	26
Ride Control reversal (1)	(11)	—	—	(11)
Other reversals	(7)	—	—	(7)
Asset write-offs	—	(3)	—	(3)
Cash payments and other	(26)	—	(1)	(27)
Balance at June 30, 2006	$34	$—	$—	$34

(1) Recorded in income from discontinued operations in the consolidated statement of income for the nine months ended June 30, 2006.

6.	Acquisitions and Divestitures

In the third quarter of fiscal year 2006, the company acquired the remaining 20 percent interest in Zeuna Starker Produzione Italia SpA (ZSPI) from the minority partner for €5 million ($6 million). As a result, ZSPI is a wholly-owned subsidiary of the company at June 30, 2006. This acquisition was accounted for as a business combination and accordingly $1 million of the purchase price was allocated to goodwill in the consolidated balance sheet. Concurrent with this transaction, ZSPI sold its land and building to a related party of the minority partner for €5 million ($6 million). These transactions had no impact on the company’s results of operations for the nine months ended June 30, 2006.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On October 4, 2004, the company formed two joint ventures in France with AB Volvo to manufacture and distribute commercial vehicle axles. The company acquired its 51-percent interest for a purchase price of €19 million ($25 million). Accordingly, beginning in the first quarter of fiscal year 2005, the results of operations and financial position of these joint ventures are consolidated by the company. The company has an option to purchase and AB Volvo has an option that would require the company to purchase the remaining 49-percent interest in one of the joint ventures beginning in the first quarter of fiscal year 2008 for €16 million ($20 million) plus interest at EURIBOR rates, plus a margin. This option to purchase the minority interest is essentially a financing arrangement as the minority shareholder does not participate in any profits or losses of the joint venture. Therefore, this is recorded as a long-term obligation of the company and is included in Other Liabilities (see Note 13). Accordingly, no minority interest is recognized for the 49-percent interest in this joint venture. The company recorded $4 million of goodwill associated with the purchase price allocation. In September 2005, as part of the purchase agreement, the company purchased approximately $5 million of additional machinery and equipment from AB Volvo.

7.	Accounts Receivable Securitization and Factoring

In March 2006, the company entered into a new European arrangement to sell trade receivables through one of its European subsidiaries. Under the new arrangement, the company can sell up to €100 million ($127 million) of eligible trade receivables. The receivables under this program are sold at face value and excluded from the company’s consolidated balance sheet. The company continues to perform collection and administrative functions. Costs associated with this securitization arrangement are included in operating income in the consolidated statement of income and were not significant for the nine months ended June 30, 2006. The gross amount of proceeds received from the sale of receivables under this arrangement was $129 million for the nine months ended June 30, 2006. The company’s retained interest in receivables sold is $5 million at June 30, 2006. The company had utilized €48 million ($60 million) of this accounts receivable securitization facility as of June 30, 2006.

The company also participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $250 million program, which was established in September 2005, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet (see Note 14). As of June 30, 2006 and September 30, 2005, the company had utilized $46 million and $112 million, respectively, of this accounts receivable securitization facility. Borrowings under this arrangement are collateralized by approximately $429 million of receivables held at ARC at June 30, 2006. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At June 30, 2006, the company was in compliance with all covenants.

Prior to September 2005, the company participated in an accounts receivable securitization program wherein ARC entered into an agreement to sell an undivided interest in up to $250 million of eligible receivables to a bank conduit that funded its purchases through the issuance of commercial paper. The receivables under this program were sold at fair market value and excluded from the consolidated balance sheet. A discount on the sale, included in interest expense, net and other, of $3 million was recorded for the nine months ended June 30, 2005. The company did not have a retained interest in the receivables sold, but did perform collection and administrative functions.

In addition, several of the company’s European subsidiaries factor eligible accounts receivable with financial institutions. These receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored receivables excluded from accounts receivable was $73 million and $23 million at June 30, 2006 and September 30, 2005, respectively.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Other Income (Expense)

Other income (expense) is comprised of the following (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gain on divestitures (see Note 6)	$—	$—	$23	$4
Gain on liquidation of joint venture	5	—	5	—
Environmental remediation costs	(2)	—	(5)	(6)
Customer bankruptcies	—	—	—	(10)
Other income (expense)	$3	$—	$23	$(12)

In fiscal year 2005, the company closed its stabilizer bar facility located in Sheffield, England and sold the land and buildings (see Note 5). This facility was the primary operations of Meritor Suspensions Systems Holdings (UK) Ltd (MSSH). In June 2006 the company substantially completed the liquidation of MSSH and recorded a $5 million gain, primarily related to the extinguishment of debt owed to the minority partner.

9.	Inventories

Inventories are stated at the lower of cost (using first-in, first-out (FIFO) or average cost methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	June 30,	September 30,
	2006	2005
Finished goods	$174	$143
Work in process	160	177
Raw materials, parts and supplies	257	221
Total	$591	$541

10.	Other Current Assets

Other current assets are summarized as follows (in millions):

	June 30,	September 30,
	2006	2005

Current deferred income tax assets	$127	$112
Customer reimbursable tooling and engineering	73	69
Asbestos-related recoveries (see Note 17)	11	13
Assets held for sale	11	11
Prepaid and other	62	51
Other current assets	$284	$256

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The company records certain assets as held for sale. These assets primarily relate to land and buildings that have been previously closed through restructuring and other rationalization actions.

11.	Other Assets

Other Assets are summarized as follows (in millions):

	June 30,	September 30,
	2006	2005
Non-current deferred income tax assets	$491	$575
Investments in affiliates	122	114
Long-term receivables	39	36
Unamortized debt issuance costs	32	16
Prepaid pension costs	26	26
Asbestos-related recoveries (see Note 17)	23	22
Capitalized software costs, net	27	30
Patents, licenses and other intangible assets (less accumulated
amortization: $6 at June 30, 2006 and $5 at September 30, 2005)	20	23
Investment in debt defeasance trust (see Note 14)	11	—
Other	44	44
Other assets	$835	$886

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 30,	September 30,
	2006	2005

Compensation and benefits	$238	$224
Income taxes	85	164
Taxes other than income taxes	55	33
Product warranties	49	55
Reserve for labor disruption (see Note 17)	36	—
Restructuring (see Note 5)	34	56
Interest	27	11
Current deferred income tax liabilities	21	21
Asbestos- related liabilities (see Note 17)	14	16
Environmental (see Note 17)	9	8
Other	90	79
Other current liabilities	$658	$667

The company’s Commercial Vehicle Systems (CVS) segment records product warranty costs at the time of shipment of products to customers. Warranty reserves are primarily based on factors that include past claims experience, sales history, product manufacturing and engineering changes and industry developments. Liabilities for product recall campaigns are recorded at the time the company’s obligation is known and can be reasonably estimated. Product warranties, including recall campaigns, not expected to be paid within one year are recorded as a non-current liability.

The company’s LVS segment records product warranty liabilities based on individual customer or warranty-sharing agreements. Product warranties are recorded for known warranty issues when amounts can be reasonably estimated.

A summary of the changes in product warranties is as follows (in millions):

	Nine Months Ended
	June 30,
	2006	2005
Total product warranties – beginning balance	$93	$90
Accruals for product warranties	37	45
Payments	(39)	(41)
Total product warranties – ending balance	91	94
Less: Non-current product warranties	(42)	(30)
Product warranties - current portion	$49	$64

In fiscal year 2004, the company, as a result of receiving the wrong grade of steel from one of its steel suppliers, manufactured and shipped certain products that were out of specification with various customers’ orders. The company was notified by a customer in fiscal year 2005 that it was initiating a field service campaign covering approximately 35,000 vehicles that were manufactured by the customer during the relevant time frame, prior to the aforementioned steel issue being identified, and would expect the company to reimburse it for the cost of the campaign. Associated with this matter, in fiscal year 2005, the company recorded a warranty charge of $4 million, net of probable recoveries from the supplier, which are recorded in receivables. In the first quarter of fiscal year 2006, the company reached a settlement with the supplier regarding the field service campaign. This settlement resulted in a $1 million reduction in the company’s recorded liability, net of recoveries, related to this matter. Additionally, in fiscal year 2005 another customer notified the company that it had initiated a field service campaign to replace an affected part in approximately 8,300 vehicles. Although this field service campaign is associated with the same steel issue and the same supplier, it

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

relates to a different part on the vehicle. Based on the currently available facts and circumstances, the company does not believe it has a probable liability, net of recoveries, related to this matter.

13.	Other Liabilities

Other Liabilities are summarized as follows (in millions):

	June 30,	September 30,
	2006	2005

Asbestos - related liabilities (see Note 17)	$40	$38
Non-current deferred income tax liabilities	24	23
Product warranties (see Note 12)	42	38
Environmental (see Note 17)	16	16
Long-term payable	61	57
Fair value of interest rate swaps, net of collateral	9	—
Other	36	37
Other liabilities	$228	$209

14.	Long-Term Debt

Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

	June 30,	September 30,
	2006	2005
6 5/8 percent notes due 2007	$5	$200
6 3/4 percent notes due 2008	5	100
7 1/8 percent notes due 2009	6	91
6.8 percent notes due 2009	77	305
8 3/4 percent notes due 2012	380	380
Term Loan B due 2012	170	—
8 1/8 percent notes due 2015	250	250
4.625 percent convertible notes due 2026(1)	300	—
9.5 percent subordinated debentures due 2027	39	39
Bank revolving credit facilities	—	—
Accounts receivable securitization (see Note 7)	46	112
Lines of credit and other	67	88
Fair value adjustment of notes	3	17
Subtotal	1,348	1,582
Less: current maturities	(60)	(131)
Long-term debt	$1,288	$1,451

(1) These convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 (see Convertible Securities below).

Repurchase of Debt Securities

In March 2006, the company completed the repurchase of $600 million aggregate principal amount of its previously outstanding notes in the following amounts: $195 million of its outstanding $200 million 6 5/8 percent notes due in 2007; $95 million of its outstanding $100 million 6 3/4 percent notes due in 2008; $225 million of its outstanding $302 million 6.8 percent notes due in 2009; and $85 million of its outstanding $91 million 7 1/8 percent notes also due in 2009. The repurchase was accounted for as an extinguishment of debt and, accordingly, $9 million was recognized as a loss on debt extinguishment and is included in interest

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

expense, net and other in the consolidated statement of income. The loss primarily consists of debt reacquisition costs associated with the note repurchase, unamortized debt issuance costs and debt discount, and the premium paid to repurchase the notes.

In June 2006, the company entered into an agreement to purchase, at a discount, $10 million of its $380 million outstanding 8 3/4 percent notes on the open market. This transaction settled on July 6, 2006 and the debt was extinguished. This transaction did not have a significant impact on the company’s results of operations in the quarter ended June 30, 2006. In the first quarter of fiscal year 2006, the company purchased $3 million of the outstanding 6.8 percent notes on the open market at a discount.

The company previously filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities to be offered in one or more series on terms determined at the time of sale. At June 30, 2006 the company had $150 million of debt securities available for issuance under this shelf registration.

Investment in Debt Defeasance Trust

In the third quarter of fiscal year 2006, the company purchased $12 million of U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest through the stated maturity on the $5 million outstanding 6 3/4 percent notes due 2008 and the $6 million outstanding 7 1/8 percent notes due 2009, in order to defease certain covenants under the associated indenture. As these securities are restricted and can only be withdrawn and used for payments of the principal and interest on the aforementioned notes, the assets of the trust are primarily recorded in Other Assets (see Note 11) in the consolidated balance sheet.

Convertible Securities

In March 2006, the company issued $300 million of 4.625 percent convertible senior unsecured notes due 2026 (the “convertible notes”). The convertible notes were sold by the company to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. These convertible notes were registered with the Securities and Exchange Commission under the Securities Act of 1933 on May 23, 2006. Net proceeds received by the company, after issuance costs, were $289 million. The related debt issuance costs are being amortized over a ten-year term, which represents the earliest date that the company can redeem the convertible notes. The company used the net proceeds from this offering, together with proceeds from the sales of its LVA North American filters and exhaust businesses and other sources to fund the repurchase of $600 million aggregate principal amount of previously outstanding notes (see Repurchase of Debt Securities above).

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2022, and 2024, or upon certain fundamental changes, holders may require the company to purchase all or a portion of their convertible notes at a purchase price in cash equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest.

The convertible notes are fully and unconditionally guaranteed by certain subsidiaries of the company that currently guarantee the company’s obligations under its senior secured credit facilities and other publicly-held notes (see Bank Revolving Credit Facilities below).

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

Senior Secured Credit Facilities

In June 2006, the company replaced its $900 million revolving credit facility that was to expire in 2008 with two new senior secured credit facilities totaling $1.15 billion (the new credit facilities). The new credit facilities include a five year $980 million revolving credit facility and a six year $170 million term loan. Debt issuance costs associated with the new credit facilities of $10 million are being amortized over the five year term of the revolving credit facility. Borrowings under the new revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At June 30, 2006, the margin over the LIBOR rate was 150 basis points, and the commitment fee was 30 basis points. Similar to the prior revolving credit facility, the new revolving credit facility includes a $150 million limit on the issuance of letters of credit. At June 30, 2006 and September 30, 2005, approximately $27 million and $23 million letters of credit, respectively, were issued.

The term loan is payable in quarterly installments of $0.25 million with the remaining balance due at maturity. Borrowings under the term loan are subject to interest based on quoted LIBOR rates plus a margin. At June 30, 2006, the margin over the LIBOR rate was 175 basis points.

Borrowings under the revolving credit facility and term loan are collateralized by approximately $1.2 billion of the company’s assets, primarily consisting of eligible accounts receivable, inventory, plant, property, and equipment, intellectual property and the company’s investment in certain of its wholly-owned subsidiaries.

The new credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio no greater than 4.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. At June 30, 2006, the company was in compliance with all covenants.

Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the new credit facilities. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 21).

Accounts Receivable Securitization

In September 2005, the company entered into a new $250 million accounts receivable securitization arrangement. As discussed in Note 7, the company’s previous accounts receivable securitization facility expired in September 2005. Under the new arrangement, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ARC. ARC funds these purchases with borrowings under a loan agreement with a bank. The weighted average interest rate on borrowings under this arrangement was approximately 4.63 percent. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by $429 million of eligible receivables purchased and held by ARC at June 30, 2006. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At June 30, 2006, the company was in compliance with all covenants.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Related Parties

The company also has an arrangement with a non-consolidated joint venture that allows the company to borrow funds from time to time, at LIBOR plus 50 basis points. No amounts were outstanding under this arrangement at June 30, 2006 and September 30, 2005.

Interest Rate Swap Agreements

In March 2006, concurrent with the repurchase of $225 million of the company’s outstanding $302 million 6.8 percent notes, the company terminated $30 million notional amount of its 6.8 percent interest rate swaps. As of June 30, 2006, the company had interest rate swap agreements that effectively convert $221 million of the company’s 8-3/4 percent notes and $63 million of the 6.8 percent notes to variable interest rates. As of June 30, 2006, the fair value of the 8-3/4 percent swaps was a liability of $12 million and is included in Other Liabilities and the fair value of the 6.8 percent swaps was not significant. The fair value of the swaps was not material as of September 30, 2005. The terms of the interest rate swap agreements, require the company to place cash on deposit as collateral if the fair value of the interest rate swaps declines below a negative $10 million. Accordingly, the company has placed $3 million on deposit with the counterparty as collateral and recorded such deposit as a reduction in the carrying value of the associated interest rate swap. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent and 6.8 percent on notional amounts of $221 million and $63 million, respectively, and pays variable rates based on three-month LIBOR plus a weighted-average spread of 3.44 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other. Included in the fair value adjustment of notes is $15 million related to previously terminated interest rate swaps, which is being amortized to earnings as a reduction of interest expense over the remaining life of the related debt.

The company classifies the cash flows associated with the interest rate swaps in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

Leases

The company has entered into an agreement to lease certain manufacturing and administrative assets. Under the agreement, the assets are held by a variable interest entity. The variable interest entity’s purpose is to hold the manufacturing and administrative assets and lease such assets to the company. The company has determined that it has a variable interest in the variable interest entity, in the form of a $30 million residual value guarantee that obligates the company to absorb a majority of the variable interest entity’s losses. The assets and liabilities of this variable interest entity are included in the company’s consolidated balance sheet at June 30, 2006 and September 30, 2005. Amounts outstanding under this agreement are collateralized by the $35 million of property and equipment being leased. In July 2006, the company purchased the properties and extinguished its outstanding obligation. The lease was to expire in December 2006.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under this program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Income (AOCI) in the consolidated statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within twelve months. There was no material impact to operating income associated with hedge ineffectiveness in the nine months ended June 30, 2006 and 2005.

At June 30, 2006 there was a $1 million loss recorded in AOCI. The company expects to reclassify this amount from AOCI to operating income during the next three months as the forecasted hedged transactions are recognized in earnings. At September 30, 2005, there was a $2 million gain recorded in AOCI.

The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	June 30, 2006		September 30, 2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$365	$365	$187	$187
Foreign exchange contracts - asset	—	—	4	4
Investment in debt defeasance trust	12	12	—	—
Collateral on interest rate swap liability	3	3	—	—
Interest rate swaps - liability	12	12	—	—
Foreign exchange contracts - liability	1	1	2	2
Short-term debt	60	60	131	131
Long-term debt	1,288	1,288	1,451	1,416

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

16.	Retirement Benefit Liabilities

Retirement Benefit Liabilities consisted of the following (in millions):

	June 30,	September 30,
	2006	2005
Retiree medical liability	$249	$263
Pension liability	355	483
Other	54	58
Subtotal	658	804

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Less: current portion (included in other current liabilities)	(50)	(50)
Retirement benefit liabilities	$608	$754

The components of net periodic pension and retiree medical expense, including discontinued operations, for the three months ended June 30, are as follows:

	2006		2005
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$11	$1	$10	$—
Interest cost	24	8	23	7
Assumed return on plan assets	(24)	—	(23)	—
Amortization of prior service costs	2	(2)	3	(7)
Recognition of transition asset	(1)	—	(1)	—
Recognized actuarial loss	11	6	8	7
Total expense	$23	$13	$20	$7

The components of net periodic pension and retiree medical expense, including discontinued operations, for the nine months ended June 30, are as follows:

	2006		2005
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$33	$3	$30	$2
Interest cost	70	19	69	19
Assumed return on plan assets	(73)	—	(70)	—
Amortization of prior service costs	5	(14)	7	(18)
Recognition of transition asset	(1)	—	(2)	—
Recognized actuarial loss	39	21	24	21
Total expense	$73	$29	$58	$24

Retirement Pension Plans

The sale of the company’s LVA North American filters and exhaust businesses in the second quarter of fiscal year 2006 (see Note 4) triggered a pension curtailment, which required a new valuation of the U.S. pension plan. The measurement date of this valuation was March 31, 2006 and resulted in an $81 million reduction in the additional minimum pension liability. For accounting purposes, the company recorded the impact of this valuation in June 2006, 90 days from the March 31 measurement date, which is consistent with the 90-day lag between the company’s normal plan measurement date of June 30 and its fiscal year-end. This adjustment, net of a deferred tax asset of $31 million, was charged to accumulated other comprehensive loss in the consolidated balance sheet. The reduction in the additional minimum pension liability was primarily due to an increase in the discount rate to 6.3 percent from 5.8 percent. The pension curtailment did not have a material impact on the company’s results of operations for the quarter ended June 30, 2006.

In the second quarter of fiscal year 2006, the company changed its U.S. pension plan actuary and obtained a new U.S. plan valuation as a result of this change. The measurement date of this valuation was October 1, 2005. Accounting rules require the company to use the June 30 valuation unless a more current valuation is available. Since a more current valuation is available, the company recorded a $91 million reduction in the additional minimum pension liability in the second quarter of fiscal year 2006. This adjustment, net of a deferred tax asset of $35 million, was charged to accumulated other comprehensive loss in the consolidated balance sheet. The reduction in additional minimum pension liability was primarily due to an increase in the discount rate to 5.8 percent from 5.3 percent.

As a result of these plan valuations, the company expects pension expense to be $95 million in fiscal year 2006, a reduction of $3 million from previous estimates included in the company’s Quarterly Report on Form 10-Q for the quarter ended March 31,

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2006 and a reduction of $9 million from previous estimates included in the company’s Current Report on Form 8-K dated February 27, 2006. The company has recorded $4 million of this reduction in the nine months ended June 30, 2006. The reduction in pension expense is primarily due to an increase in the discount rate to 6.3 percent from 5.3 percent.

The company expects funding for its retirement pension plans of approximately $55 million in fiscal year 2006, a reduction of $68 million from its previous estimate of $123 million included in the company’s Current Report on Form 8-K dated February 27, 2006.

Retirement Medical Plans

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

On December 22, 2005, the District Court issued an order granting a motion by the UAW for a preliminary injunction (the injunction). The order enjoins the company from implementing the changes to retiree health benefits that had been scheduled to become effective on January 1, 2006, and orders the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes approved in 2002 and 2004. Due to the uncertainty related to the ongoing lawsuits and since the injunction has the impact of at least temporarily changing the benefits provided under the existing postretirement medical plans, the company has accounted for the injunction as a partial rescission of the 2002 and 2004 plan amendments. The company recalculated the APBO as of December 22, 2005, which resulted in an increase in the APBO of $168 million. The increase in APBO will offset the remaining unamortized negative prior service cost of the 2002 and 2004 plan amendments and will increase retiree medical expense over the average remaining service period associated with the original plan amendments of approximately 10 years. In addition, the increase in APBO will result in higher interest cost, a component of retiree medical expense, of approximately $9 million. For accounting purposes, the company began recording the impact of the injunction in March 2006, 90 days from the December 22, 2005 measurement date, which is consistent with the 90-day lag between the company’s normal plan measurement date of June 30 and its fiscal year-end. Compared to previous estimates included in the company’s Current Report on Form 8-K dated February 27, 2006, the company expects its retiree medical expense to increase by approximately $12 million in fiscal year 2006, of which $6 million was recorded in the nine months ended June 30, 2006. Retiree medical benefit payments are expected to increase by approximately $10 million in fiscal year 2006, compared to previous estimates included in the company’s Current Report on Form 8-K dated February 27, 2006.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The company has been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites to be approximately $24 million, of which $9 million is recorded as a liability.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur to be approximately $61 million, of which $16 million is recorded as a liability.

Included in the company’s environmental liabilities are costs for on-going operating, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5 percent and is approximately $6 million at June 30, 2006. The undiscounted estimate of these costs is approximately $11 million.

Following are the components of the Superfund and Non-Superfund Environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2005	$11	$13	$24
Payments	(3)	(3)	(6)
Change in cost estimates (1)	1	6	7
Balance at June 30, 2006	$9	$16	$25

(1) Recorded $2 million of environmental remediation costs in income from discontinued operations in the consolidated statement of income for the nine months ended June 30, 2006.

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

Asbestos

Maremont Corporation (Maremont), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 60,500 and 61,700 pending asbestos-related claims at June 30, 2006 and September 30, 2005, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2006	September 30, 2005
Pending and future claims	$46	$50
Shortfall and other	8	4
Asbestos-related liabilities	$54	$54

Asbestos-related recoveries	$34	$35

A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 10, 11, 12 and 13).

Prior to February 2001, Maremont participated in the Center for Claims Resolution (“CCR”) and shared with other CCR members in the payments of defense and indemnity costs for asbestos-related claims. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 2001, when it was reorganized and discontinued negotiating shared settlements. Upon dissolution of the CCR in February 2001, Maremont began handling asbestos-related claims through its own defense counsel and has taken a more aggressive defensive approach that involves examining the merits of each asbestos-related claim. Although the company expects legal defense costs to continue at higher levels than when it participated in the CCR, the company believes its litigation strategy has reduced the average indemnity cost per claim. Billings to insurance companies for indemnity and defense costs of resolved cases were approximately $5 million in the nine months ended June 30, 2006 and $8 million in the nine months ended June 30, 2005.

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

In the fourth quarter of fiscal year 2005, Maremont engaged Bates White LLC (Bates White), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining whether it would be possible to estimate the cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont, as well as the cost of Maremont’s share of committed but unpaid settlements entered into by the CCR. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised Maremont that it would be able to determine an estimate of probable costs to resolve pending and future asbestos-related claims, based on historical data and certain assumptions with respect to events that occur in the future. The company engaged Bates White to update the study as of June 30, 2006.

Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next three to four years of $33 million to $49 million. After consultation with Bates White, Maremont determined that as of June 30, 2006 the most likely and probable liability for pending and future claims over the next four years is $44 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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
•

The ultimate indemnity cost of resolving nonmalignant claims with plaintiffs’ law firms in jurisdictions without an established history with Maremont cannot be reasonably estimated. Recent changes in tort law and insufficient settlement history make estimating a liability for these nonmalignant claims difficult and uncertain.

 Shortfall and other:  Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were not significant in the nine months ended June 30, 2006 and 2005.

Recoveries:  Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $34 million. Receivables for policies in dispute are not recorded. Certain insurance policies have been settled in cash prior to the ultimate settlement of related asbestos liabilities. Amounts received from insurance settlements are either recorded in liabilities for shortfall and other or recorded as a reduction to specific insurance receivables. The difference between the estimated liability and the insurance receivable is related to proceeds received from settled insurance policies.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Contingencies related to work stoppage

The company’s collective bargaining agreement with the Canadian Auto Workers (“CAW”) at its CVS brakes facility in Tilbury, Ontario, Canada, expired on June 3, 2006. On June 4, 2006, the company announced that, after lengthy negotiations, a new tentative agreement with the CAW had not yet been reached and, as a result, the company had suspended operations at the facility. On June 12, 2006, the company reached a tentative agreement with the CAW, which was subsequently ratified on June 14, 2006, and resumed operations. As a result of this work stoppage, the company experienced temporary manufacturing inefficiencies and incurred certain costs in order to return to normal production. The company was temporarily unable to completely fulfill certain customer orders, resulting in temporary production interruptions at some customer manufacturing facilities. The impact of this labor disruption on operating income in the third quarter of fiscal year 2006 was $45 million. Included in this amount are premium labor costs, expedited freight and logistical costs and other costs associated with production disruptions at certain customers’ facilities. At June 30, 2006, $36 million is recorded as a contingent liability in the consolidated balance sheet. The ultimate settlement of this liability will be determinable over a period of time and may be negotiated, as a commercial matter, with the affected customers. The amount of this liability may change in future periods depending on our customers’ ability to schedule additional production to compensate for prior disruptions, the results of the negotiations with the affected customers and other factors. The company believes that any future adjustment to this liability will not have a material effect on the company’s results of operations and financial position.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the sale of the LVA North American filters business, the company agreed to indemnify the purchaser against liabilities from litigation and commercial losses in connection with specific intellectual property claims, with a maximum indemnity of $4 million for commercial losses, which is included in the consolidated balance sheet at June 30, 2006.

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

Litigation associated with the company’s retiree medical plans is discussed in Note 16.

18.	Comprehensive Income (Loss)

On an annual basis, disclosure of comprehensive income is incorporated into the Consolidated Statement of Shareowners’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, and unrealized gains and losses on derivatives and equity securities.

Comprehensive income (loss) is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$20	$46	$99	$31
Foreign currency translation adjustments	43	(73)	62	15
Minimum pension liability adjustment, net of tax	50	—	105	—
Unrealized loss on foreign exchange contracts, net of tax	(2)	(3)	(3)	(1)
Comprehensive income (loss)	$111	$(30)	$263	$45

19.	Business Segment Information

The company has two reportable operating segments: Light Vehicle Systems (LVS) and Commercial Vehicle Systems (CVS). LVS is a major supplier of air and emission systems, aperture systems (roof and door systems), and undercarriage systems (suspension and wheel products) for passenger cars, light trucks and sport utility vehicles to original equipment manufacturers (OEMs). The company’s ride control business, a component of undercarriage systems, is presented as discontinued operations in the consolidated statement of income for the three and nine months ended June 30, 2006 and prior period segment information has been restated to reflect this presentation. CVS supplies drivetrain systems and components, including axles and drivelines, braking and suspension systems, and exhaust and ride control products, for medium- and heavy-duty trucks, trailers and specialty vehicles to OEMs and the commercial vehicle aftermarket. The company’s previously reported LVA segment and Other are reported in discontinued operations.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Segment information is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales:
Light Vehicle Systems	$1,322	$1,271	$3,707	$3,656
Commercial Vehicle Systems	1,155	1,118	3,170	3,057
Total sales	$2,477	$2,389	$6,877	$6,713
Operating Income (Loss):
Light Vehicle Systems	$37	$23	$26	$(10)
Commercial Vehicle Systems	14	72	143	146
Segment operating income	51	95	169	136
Other unallocated costs	(4)	(2)	(8)	(8)
Operating income	47	93	161	128
Equity in earnings of affiliates	10	7	25	20
Interest expense, net and other	(28)	(31)	(104)	(89)
Income before income taxes	29	69	82	59
Benefit (provision) for income taxes	—	(15)	11	(12)
Minority interests	(4)	(4)	(10)	(4)
Income from continuing operations	$25	$50	$83	$43

A summary of the changes in the carrying value of goodwill for the nine months ended June 30, 2006, is as follows (in millions):

	LVS	CVS	Total
Balance at September 30, 2005	$368	$433	$801
Goodwill written-off due to the sale of off-highway brakes (see Note 6)	—	(7)	(7)
Acquisition of the remaining 20 percent interest in ZSPI (see Note 6)	1	—	1
Foreign currency translation	9	6	15
Balance at June 30, 2006	$378	$432	$810

20.	Subsequent Event

In July 2006, the company announced that it had signed a letter of intent to sell its 57 percent shareholdings in MSSC to the joint venture partner Mitsubishi Steel Mfg. Co., Ltd. The sale is subject to final ArvinMeritor board approval and regulatory approval. MSSC produces steel torsion and stabilizer bars and coil springs for the North American light vehicle market.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

21.	Supplemental Guarantor Condensed Consolidating Financial Statements

Certain of the company’s wholly-owned subsidiaries, as defined in the credit agreement (the Guarantors), irrevocably and unconditionally guarantee amounts outstanding under the senior credit facilities. Similar subsidiary guarantees were provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 14).

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Income

(In millions)

	Three Months Ended June 30, 2006
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

Sales
External	$—	$914	$1,563	$—	$2,477
Subsidiaries	—	61	108	(169)	—
Total sales	—	975	1,671	(169)	2,477
Cost of sales	(6)	(950)	(1,540)	169	(2,327)
GROSS MARGIN	(6)	25	131	—	150
Selling, general and administrative	(25)	(53)	(27)	—	(105)
Restructuring costs	—	28	(29)	—	(1)
Other operating income (expense)	(2)	—	5	—	3
OPERATING INCOME (LOSS)	(33)	—	80	—	47
Equity in earnings of affiliates	2	6	2	—	10
Other income (expense), net	16	(10)	(6)	—	—
Interest expense, net and other	(27)	(3)	2	—	(28)
INCOME (LOSS) BEFORE INCOME TAXES	(42)	(7)	78	—	29
Benefit (provision) for income taxes	15	30	(45)	—	—
Minority interests	—	—	(4)	—	(4)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(27)	23	29	—	25
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	(16)	11	—	(5)
Equity in net income of subsidiaries	47	9	—	(56)	—
NET INCOME	$20	$16	$40	$(56)	$20

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Condensed Consolidating Statement of Income

(In millions)

	Three Months Ended June 30, 2005
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

Sales
External	$—	$967	$1,422	$—	$2,389
Subsidiaries	—	33	98	(131)	—
Total sales	—	1,000	1,520	(131)	2,389
Cost of sales	(6)	(915)	(1,396)	131	(2,186)
GROSS MARGIN	(6)	85	124	—	203
Selling, general and administrative	(22)	(49)	(33)	—	(104)
Restructuring costs	—	—	(6)	—	(6)
OPERATING INCOME (LOSS)	(28)	36	85	—	93
Equity in earnings of affiliates	2	3	2	—	7
Other income (expense), net	23	(13)	(10)	—	—
Interest expense, net and other	(26)	(3)	(2)	—	(31)
INCOME (LOSS) BEFORE INCOME TAXES	(29)	23	75	—	69
Benefit (provision) for income taxes	10	(15)	(10)	—	(15)
Minority interests	—	—	(4)	—	(4)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(19)	8	61	—	50
INCOME FROM DISCONTINUED OPERATIONS	—	1	(5)	—	(4)
Equity in net income of subsidiaries	65	74	—	(139)	—
NET INCOME	$46	$83	$56	$(139)	$46

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Income

(In millions)

	Nine Months Ended June 30, 2006
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

Sales
External	$—	$2,754	$4,123	$—	$6,877
Subsidiaries	—	178	300	(478)	—
Total sales	—	2,932	4,423	(478)	6,877
Cost of sales	(14)	(2,773)	(4,117)	478	(6,426)
GROSS MARGIN	(14)	159	306	—	451
Selling, general and administrative	(61)	(145)	(88)	—	(294)
Restructuring costs	—	21	(40)	—	(19)
Other operating income (expense)	(5)	17	11	—	23
OPERATING INCOME (LOSS)	(80)	52	189	—	161
Equity in earnings of affiliates	4	15	6	—	25
Other income (expense), net	42	(15)	(27)	—	—
Interest expense, net and other	(95)	(10)	1	—	(104)
INCOME (LOSS) BEFORE INCOME TAXES	(129)	42	169	—	82
Benefit (provision) for income taxes	46	12	(47)	—	11
Minority interests	—	—	(10)	—	(10)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(83)	54	112	—	83
INCOME FROM DISCONTINUED OPERATIONS	—	8	8	—	16
Equity in net income of subsidiaries	182	106	—	(288)	—
NET INCOME	$99	$168	$120	$(288)	$99

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Income

(In millions)

	Nine Months Ended June 30, 2005
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

Sales
External	$—	$2,696	$4,017	$—	$6,713
Subsidiaries	—	118	292	(410)	—
Total sales	—	2,814	4,309	(410)	6,713
Cost of sales	(22)	(2,595)	(4,015)	410	(6,222)
GROSS MARGIN	(22)	219	294	—	491
Selling, general and administrative	(59)	(133)	(94)	—	(286)
Restructuring costs	(1)	(13)	(51)	—	(65)
Other operating expense	—	(2)	(10)	—	(12)
OPERATING INCOME (LOSS)	(82)	71	139	—	128
Equity in earnings of affiliates	3	11	6	—	20
Other income (expense), net	53	(23)	(30)	—	—
Interest expense, net and other	(79)	(6)	(4)	—	(89)
INCOME (LOSS) BEFORE INCOME TAXES	(105)	53	111	—	59
Benefit (provision) for income taxes	39	(22)	(29)	—	(12)
Minority interests	—	—	(4)	—	(4)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(66)	31	78	—	43
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	2	(14)	—	(12)
Equity in net income of subsidiaries	97	79	—	(176)	—
NET INCOME	$31	$112	$64	$(176)	$31

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

(In millions)

	June 30, 2006
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$156	$6	$203	$—	$365
Receivables, net	—	171	1,552	—	1,723
Inventories	—	253	338	—	591
Other current assets	33	122	129	—	284
Assets of discontinued operations	—	—	308	—	308
TOTAL CURRENT ASSETS	189	552	2,530	—	3,271
NET PROPERTY	35	297	639	—	971
GOODWILL	—	430	380	—	810
OTHER ASSETS	412	26	397	—	835
INVESTMENTS IN SUBSIDIARIES	3,680	1,463	—	(5,143)	—
TOTAL ASSETS	$4,316	$2,768	$3,946	$(5,143)	$5,887

CURRENT LIABILITIES
Short-term debt	$7	$—	$53	$—	$60
Accounts payable	24	545	1,134	—	1,703
Other current liabilities	178	180	300	—	658
Liabilities of discontinued operations	—	—	150	—	150
TOTAL CURRENT LIABILITIES	209	725	1,637	—	2,571
LONG-TERM DEBT	1,264	—	24	—	1,288
RETIREMENT BENEFITS	375	—	233	—	608
INTERCOMPANY PAYABLE (RECEIVABLE)	1,279	(1,292)	13	—	—
OTHER LIABILITIES	57	103	68	—	228
MINORITY INTERESTS	—	—	60	—	60
SHAREOWNERS’ EQUITY	1,132	3,232	1,911	(5,143)	1,132
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,316	$2,768	$3,946	$(5,143)	$5,887

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Nine Months Ended June 30, 2006
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$162	$(151)	$301	$—	$312

INVESTING ACTIVITIES
Capital expenditures	(1)	(24)	(79)	—	(104)
Acquisitions of businesses and investments, net of cash acquired	—	—	(8)	—	(8)
Investment in debt defeasance trust	(12)	—	—	—	(12)
Proceeds from disposition of property and businesses	—	—	51	—	51
Net investing cash flows provided by discontinued operations	—	195	6	—	201
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(13)	171	(30)	—	128

FINANCING ACTIVITIES
Net change in debt	(133)	(14)	(69)	—	(216)
Debt issuance and extinguishment costs	(28)	—	—	—	(28)
Proceeds from the issuance of stock options	1	—	—	—	1
Intercompany advances	125	—	(125)	—	—
Cash dividends	(21)	—	—	—	(21)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(56)	(14)	(194)	—	(264)

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	2	—	2

CHANGE IN CASH AND CASH EQUIVALENTS	93	6	79	—	178

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63	—	124	—	187
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$156	$6	$203	$—	$365

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Nine Months Ended June 30, 2005
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$218	$(23)	$(207)	$—	$(12)

INVESTING ACTIVITIES
Capital expenditures	(2)	(40)	(57)	—	(99)
Acquisitions of businesses and investments, net of cash acquired	—	—	(24)	—	(24)
Proceeds from disposition of property and businesses	—	36	2	—	38
Net investing cash flows provided by discontinued operations	—	—	154	—	154
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(2)	(4)	75	—	69

FINANCING ACTIVITIES
Net change in debt	(21)	26	(3)	—	2
Proceeds from exercise of stock options	5	—	—	—	5
Intercompany advances	(113)	—	113	—	—
Cash dividends	(21)	—	—	—	(21)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(150)	26	110	—	(14)

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	5	—	5

CHANGE IN CASH AND CASH EQUIVALENTS	66	(1)	(17)	—	48

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2	1	129	—	132
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68	$—	$112	$—	$180

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

In the third quarter of fiscal year 2006, we replaced our $900 million revolving credit facility that was to expire in 2008 with two new senior secured credit facilities totaling $1.15 billion. The new credit facilities include a five year $980 million revolving credit facility and a six year $170 million term loan (see Liquidity and Contractual Obligations).

Our financial results in the third quarter of fiscal year 2006 were significantly impacted by a labor disruption and work stoppage at our commercial vehicle brakes facility in Tilbury, Ontario, Canada. The collective bargaining agreement with the Canadian Auto Workers (“CAW”) at Tilbury expired on June 3, 2006. On June 4, 2006, we announced that, after lengthy negotiations, a new tentative agreement with the CAW had not yet been reached and, as a result, operations at the facility had been suspended. On June 12, 2006, we reached a tentative agreement with the CAW, which was subsequently ratified on June 14, 2006, and resumed operations. As a result of this work stoppage, we experienced temporary manufacturing inefficiencies and incurred certain costs in order to return to normal production. We were temporarily unable to completely fulfill certain customer orders, resulting in temporary production interruptions at some customer manufacturing facilities. The impact of this labor disruption on operating income in the third quarter of fiscal year 2006 was $45 million. Included in this amount are premium labor costs, expedited freight and logistical costs and other costs associated with production disruptions at certain customers’ facilities. At June 30, 2006, $36 million is recorded as a contingent liability in the consolidated balance sheet. The ultimate settlement of this liability will be determinable over a period of time and may be negotiated, as a commercial matter, with the affected customers. The amount of this liability may change in future periods depending on our customers’ ability to schedule additional production to compensate for prior disruptions, the results of the negotiations with the affected customers and other factors. We believe that any future adjustments to this liability will not have a material effect on the company’s results of operations and financial position.

We continue to execute our restructuring plans announced in early fiscal year 2005 and have recorded $19 million of restructuring costs, primarily in our LVS business segment, in the nine months ended June 30, 2006. To date we have consolidated, closed or sold 9 facilities, primarily in the LVS business segment.

We previously announced our intention to divest our Light Vehicle Aftermarket (LVA) businesses and therefore these businesses are reported as discontinued operations for all periods presented. We announced the sale, subject to regulatory approvals, of our Gabriel South Africa LVA ride control business in June 2006 and our LVA motion control business in July 2006. We expect to complete both of these transactions in the fourth quarter of fiscal year 2006. In March 2006, we completed the sale of our LVA North American filters and exhaust businesses. In November 2005 we sold our 39-percent equity ownership interest in our LVA joint venture, Purolator India. We expect to substantially complete the divestiture of our remaining LVA businesses in fiscal year 2006.

In December 2005, we sold our light vehicle ride control business located in Asti, Italy. This sale, along with the previous divestiture of our 75-percent shareholdings in AP Amortiguadores, S.A. (APA) in the second quarter of fiscal year 2004, substantially completed our plan to exit the LVS ride control business. Therefore, the results of operations of this business are included in discontinued operations at June 30, 2006 and all prior periods’ results of operations have been restated to reflect this presentation.

A summary of our results for the three months ended June 30, 2006, is as follows:

•	Sales were $2.5 billion, up 4 percent from the same period last year.
•	Operating margins were 1.9 percent, down from 3.9 percent in the same period a year ago.
•	Diluted earnings per share from continuing operations were $0.36, compared to $0.72 per diluted share in the third quarter of fiscal year 2005.
•	Diluted loss per share from discontinued operations was $0.07, compared to a loss of $0.06 per diluted share in the third quarter of fiscal year 2005.
•	Net income was $20 million or $0.29 per diluted share, compared to $46 million, or $0.66 per diluted share in the same period a year ago.

Higher raw material costs and intense competition, coupled with global excess capacity most notably in the light vehicle industry, have created pressure from customers to reduce our prices. We continuously work to address these competitive challenges and offset price decreases by reducing costs, improving productivity and restructuring operations. The company’s cost reduction and productivity programs, including savings from our restructuring actions, more than offset the impact of lower selling prices to our customers.

ARVINMERITOR, INC.

Also impacting our industry is the rising cost of pension and other post-retirement benefits. To partially address this issue we approved amendments to certain retiree medical plans in fiscal years 2002 and 2004. The cumulative effect of these amendments was a reduction in the accumulated postretirement benefit obligation (APBO) of $293 million, which was being amortized as a reduction of retiree medical expense over the average remaining service period of approximately 12 years. These plan amendments have been challenged in three separate class action lawsuits that have been filed in the United States District Court for the Eastern District of Michigan (District Court). Plaintiffs sought injunctive relief requiring the company to provide lifetime retiree health care benefits under the applicable collective bargaining agreements. On December 22, 2005, the District Court issued an order granting a motion by the UAW for a preliminary injunction (the injunction). The order enjoins the company from implementing the changes to retiree health benefits that had been scheduled to become effective on January 1, 2006, and orders the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes approved in 2002 and 2004. Due to the uncertainty related to the ongoing lawsuits and since the injunction has the impact of at least temporarily changing the benefits provided under the existing postretirement medical plans, we have accounted for the injunction as a partial rescission of the 2002 and 2004 plan amendments. For accounting purposes, we began recording the impact of the injunction in March 2006, on a one-quarter lag from the December 22, 2005 injunction date, which is consistent with the 90-day lag between our plan measurement date and fiscal year-end. As a result of the injunction, we expect retiree medical expense to increase by approximately $12 million of which approximately $6 million was recorded in the third quarter ended June 30, 2006. We also expect retiree medical benefit payments to increase by approximately $10 million in fiscal year 2006 compared to previous estimates included in our Current Report on Form 8-K dated February 27, 2006. We continue to believe we have meritorious defenses to these actions and plan to defend these suits vigorously. The ultimate outcome of these three class action lawsuits may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

Cash provided by operating activities for the nine months ended June 30, 2006 was $312 million, compared to $12 million of cash used by operating activities in the same period last year. The increase in cash flow was largely driven by a reduction in working capital and lower pension and retiree medical contributions of $62 million.

MARKET OUTLOOK

Our fiscal year 2006 outlook for light vehicle production is 15.8 million vehicles in North America and 16.4 million vehicles in Western Europe. We expect that North American heavy-duty (also referred to as Class 8) truck production will increase to 340,000 units in fiscal year 2006, up from 324,000 last year, and European heavy and medium truck production will increase to 439,000 units, up from 421,000 last year.

COMPANY OUTLOOK

Our business continues to address a number of challenging industry-wide issues including:

•	Excess capacity;
•	High commodity prices, particularly steel and oil prices;
•	Weakened financial strength of some of the original equipment (OE) manufacturers;
•	Employee labor relations;
•	Reduced production volumes and changes in product mix in North America;
•	Higher energy and transportation costs;
•	OE pricing pressures; and
•	Currency exchange rate volatility.

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

ARVINMERITOR, INC.

Significant factors that could affect our results in the remaining quarter of fiscal year 2006 include:

•	Higher than planned price reductions to our customers;
•	Additional restructuring actions and the timing and recognition of restructuring charges;
•	Our ability to recover steel price increases from our customers;
•	The financial strength of our suppliers and customers, including potential bankruptcies;
•	Any unplanned extended shutdowns or production interruptions;
•	Our ability to implement planned productivity and cost reduction initiatives;
•	The impact of any acquisitions or divestitures;
•	Significant gains or losses of existing business;
•	The ultimate outcome of the three class action lawsuits concerning our retiree medical plans;
•	The impact of currency fluctuations on sales and operating income;
•	The emergence from bankruptcy of certain competitors;
•	Higher than planned warranty expenses;
•	Any adjustments to the contingent liability associated with the Tilbury labor disruption;
•	Our ability to continue to access our bank revolving credit facilities and capital markets; and
•	The impact of any new accounting rules.

ARVINMERITOR, INC.

RESULTS OF OPERATIONS

The following is a summary of the financial results (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales:
Light Vehicle Systems	$1,322	$1,271	$3,707	$3,656
Commercial Vehicle Systems	1,155	1,118	3,170	3,057
SALES	$2,477	$2,389	$6,877	$6,713
Operating Income (Loss):
Light Vehicle Systems	$37	$23	$26	$(10)
Commercial Vehicle Systems	14	72	143	146
SEGMENT OPERATING INCOME	51	95	169	136
Unallocated costs	(4)	(2)	(8)	(8)
OPERATING INCOME	47	93	161	128
Equity in earnings of affiliates	10	7	25	20
Interest expense, net and other	(28)	(31)	(104)	(89)
INCOME BEFORE INCOME TAXES	29	69	82	59
Benefit (provision) for income taxes	—	(15)	11	(12)
Minority interests	(4)	(4)	(10)	(4)
INCOME FROM CONTINUING OPERATIONS	25	50	83	43
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(5)	(4)	16	(12)
NET INCOME	$20	$46	$99	$31

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.36	$0.72	$1.19	$0.62
Discontinued operations	(0.07)	(0.06)	0.23	(0.17)
Diluted earnings per share	$0.29	$0.66	$1.42	$0.45

DILUTED AVERAGE COMMON SHARES OUTSTANDING	70.1	69.2	69.9	69.3

ARVINMERITOR, INC.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Sales

The following table reflects geographical business segment sales for the three months ended June 30, 2006 and 2005. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates and acquisitions and divestitures had on sales (in millions).

					Dollar Change Due To
	June 30,		Dollar	%		Acquisitions	Volume
	2006	2005	Change	Change	Currency	/ Divestitures	/ Other
LVS:
North America	$518	$538	$(20)	(3.7)%	$6	$—	$(26)
Europe	644	597	47	7.9%	3	(2)	46
Asia and other	160	136	24	17.6%	5	—	19
	1,322	1,271	51	4.0%	14	(2)	39
CVS:
North America	$722	$682	$40	5.9%	$2	$(10)	$48
Europe	302	304	(2)	(0.7)%	—	(5)	3
Asia and other	131	132	(1)	(0.8)%	5	—	(6)
	1,155	1,118	37	3.3%	7	(15)	45
SALES	$2,477	$2,389	$88	3.7%	$21	$(17)	$84

Continuing Operations

Sales for the three months ended June 30, 2006 were $2,477 million, up $88 million, or 4 percent, from the same period last year. The increase in sales was primarily attributable to higher pass-through sales in our LVS business segment and higher specialty product sales in our CVS business segment. Foreign currency translation also increased sales by $21 million, primarily due to the stronger U.S. dollar compared to other currencies in which we operate. Divestitures of certain LVS businesses in previous periods and the sale of certain assets of CVS’ off-highway brake business reduced sales in the third quarter of fiscal year 2006 by $17 million.

Business Segments

Light Vehicle Systems (LVS) sales were $1,322 million for the three months ended June 30, 2006, up $51 million, or 4 percent, from a year ago. The effect of foreign currency translation increased sales by $14 million. Excluding the impact of foreign currency translation, sales were up $37 million. Pass-through sales were approximately $425 million in the third quarter of fiscal year 2006 compared to approximately $348 million in the third quarter of fiscal year 2005. Pass-through sales are products sold to our customers where we acquire certain components and assemble them into the final product. These pass-through sales carry minimal margins, as we have little engineering or manufacturing responsibility. The higher pass-through sales were partially offset by lower value added sales, lower selling prices to our customers and the loss of sales associated with previously announced divestitures.

Commercial Vehicle Systems (CVS) sales were $1,155 million, up $37 million, or 3 percent, from the third quarter of fiscal year 2005. Excluding the impact of foreign currency translation, sales were up $30 million. The increase in sales was primarily attributable to higher axle and specialty product sales, offset partially by lower trailer products sales and the loss of sales associated with the divestiture of certain assets of the off-highway brakes business of approximately $15 million.

ARVINMERITOR, INC.

Operating Income (Loss) and Operating Margins

The following table reflects operating income and operating margins for three months ended June 30, 2006 and 2005 (in millions).

	Operating Income (Loss)				Operating Margin
	June 30,		Dollar	%	June 30,
	2006	2005	Change	Change	2006	2005	Change
LVS:	$37	$23	$14	61%	2.8%	1.8%	11.0	pts
CVS:	14	72	(58)	(81)%	1.2%	6.4%	(5.2)	pts
Total segment	51	95	(44)	(46)%	2.1%	4.0%	(1.9)	pts
Unallocated	(4)	(2)	(2)
TOTAL	$47	$93	$(46)	(49)%	1.9%	3.9%	(2.0)	pts

Operating income for the three months ended June 30, 2006 was $47 million, a decrease of $46 million, compared to the three months ended June 30, 2005. Operating margin was 1.9 percent, down from an operating margin of 3.9 percent in the same period last year. The labor disruption and work stoppage at our commercial vehicle brakes operation in Tilbury unfavorably impacted operating income by $45 million.

We recorded restructuring costs in the third quarter of fiscal years 2006 and 2005 as follows (in millions).

	Three Months Ended June 30,
	2006	2005	2006	2005	2006	2005
	LVS		CVS		Total
Fiscal year 2005 actions:
Facility rationalization, primarily employee severance benefits	$1	$4	$1	$—	$2	$4
Asset Impairment	—	—	—	1	—	1
Reversals	(1)	—	—	—	(1)	—
Total fiscal year 2005 actions	—	4	1	1	1	5
Other actions	—	1	—	—	—	1
Total restructuring costs	$—	$5	$1	$1	$1	$6

Selling, general and administrative expenses as a percentage of sales were 4.2 percent, down slightly from the prior year.

Business Segments

LVS operating income was $37 million, compared to $23 million in the same period last year. The primary drivers for the improvement in operating income were the benefits of cost reduction and productivity programs, restructuring savings and lower restructuring costs. Also included in operating income in the third quarter of fiscal year 2006, was a $5 million gain on the liquidation of Meritor Suspensions Systems Holdings (UK) Ltd (MSSH), a 57-percent owned consolidated joint venture. This gain primarily related to the extinguishment of debt with the minority partner. In the prior year, LVS recorded restructuring costs of $5 million primarily associated with employee termination benefits for workforce reductions related to facility closures and consolidations.

CVS operating income was $14 million, down $58 million compared to the same period last year. Operating margin decreased to 1.2 percent from 6.4 percent a year ago. The labor disruption and work stoppage at our commercial vehicle brakes operation in Tilbury unfavorably impacted operating income by $45 million. Other items impacting operating income were higher retiree medical costs of $7 million, higher warranty costs of $8 million and unfavorable product mix. These matters more than offset the benefits of higher sales volumes, cost reduction and productivity programs and restructuring savings. CVS recorded restructuring costs of $1 million in the three months ended June 30, 2006 and 2005.

ARVINMERITOR, INC.

Other Income Statement Items

Equity in earnings of affiliates was $10 million in the third quarter of fiscal year 2006, compared to $7 million in the third quarter of fiscal year 2005. The increase was largely driven by higher earnings from our commercial vehicle affiliates.

Income taxes from continuing operations in the quarter ended June 30, 2006 were favorably impacted by a decrease in the expected full year effective tax rate. As a result, we recorded a catch up adjustment in the third quarter of fiscal year 2006 to adjust income taxes for the nine months ended June 30, 2006 to the lower effective tax rate. The decrease in the expected full year effective tax rate was primarily due to lower income before taxes. We recorded income tax expense of $15 million in the prior year.

Interest expense, net and other was $28 million, compared to $31 million in the same period last year. Lower interest expense is primarily due to lower debt levels as a result of the extinguishment of $600 million of notes in the second quarter of fiscal year 2006 offset by the issuance of $300 million of convertible notes, higher levels of short term borrowings and higher interest rates on our variable rate debt compared with the prior year.

Income from continuing operations for the third quarter of fiscal year 2006 was $25 million, or $0.36 per diluted share, compared to $50 million, or $0.72 per diluted share, in the prior year.

Loss from discontinued operations was $5 million for the three months ended June 30, 2006 compared to a loss of $4 million a year ago. In the three months ended June 30, 2006, we recorded an after-tax non-cash impairment charge of $2 million associated with the land and building at our LVA North American motion control business. The land and building are not included in the sale of this business, which was announced in July 2006. Loss from discontinued operations also includes after-tax restructuring costs of $1 million primarily related to our remaining LVA businesses. These costs were offset by a lower effective tax rate for discontinued operations in the third quarter of fiscal year 2006, compared to the prior year.

Net income for the third quarter of fiscal year 2006 was $20 million, or $0.29 per diluted share, compared to $46 million, or $0.66 per diluted share, in the prior year.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

Sales

The following table reflects geographical business segment sales for the nine months ended June 30, 2006 and 2005. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates and acquisitions and divestitures had on sales (in millions).

					Dollar Change Due To
	June 30,		Dollar	%		Acquisitions	Volume
	2006	2005	Change	Change	Currency	/ Divestitures	/ Other
LVS:
North America	$1,492	$1,576	$(84)	(5.3)%	$12	$(14)	$(82)
Europe	1,775	1,701	74	4.4%	(94)	(9)	177
Asia and other	440	379	61	16.1%	15	—	46
	3,707	3,656	51	1.4%	(67)	(23)	141
CVS:
North America	$1,968	$1,830	$138	7.5%	$4	$(30)	$164
Europe	844	880	(36)	(4.1)%	(66)	(12)	42
Asia and other	358	347	11	3.2%	16	—	(5)
	3,170	3,057	113	3.7%	(46)	(42)	201
SALES	$6,877	$6,713	$164	2.4%	$(113)	$(65)	$342

Continuing Operations

Sales for the nine months ended June 30, 2006 were $6,877 million, up $164 million, or 2 percent, from the same period last year. The increase in sales was attributable to stronger North American and European commercial vehicle truck volumes in our CVS business segment; and higher pass-through sales in our LVS business. These increases were partially offset by foreign currency translation, which decreased sales by $113 million, primarily due to the weaker U.S. dollar compared to other currencies in which we

ARVINMERITOR, INC.

operate, and lower selling prices to certain customers. Divestitures of various LVS businesses in previous periods and the sale of certain assets of CVS’ off-highway brake business reduced sales in the first nine months of fiscal year 2006 by $65 million.

Business Segments

Light Vehicle Systems (LVS) sales were $3,707 million for the nine months ended June 30, 2006, up $51 million compared to a year ago. The effect of foreign currency translation decreased sales by $67 million. Excluding the impact of foreign currency translation, sales were up $118 million. Pass-through sales were approximately $1,170 million in the first nine months of fiscal year 2006 compared to approximately $991 million in the first nine months of fiscal year 2005. The higher pass-through sales were partially offset by lower OE demand, lower pricing and the loss of sales associated with previously announced divestitures, primarily the sale of an automotive stamping and components manufacturing operation in the first quarter of fiscal year 2005.

Commercial Vehicle Systems (CVS) sales were $3,170 million for the nine months ended June 30, 2006, up $113 million, or 4 percent, from a year ago. Excluding the impact of foreign currency translation, sales were up $159 million. The increase in sales was primarily attributable to stronger North American and European commercial vehicle truck volumes. Compared to the same period last year, production volumes in North America for Class 8 trucks and Western European heavy and medium-duty truck volumes increased 6 percent. These increases were partially offset by the loss of sales associated with the divestiture of certain assets of the off-highway brakes business of approximately $42 million.

Operating Income (Loss) and Operating Margins

The following table reflects operating income and operating margins for the nine months ended June 30, 2006 and 2005 (in millions).

	Operating Income (Loss)				Operating Margin
	June 30,		Dollar	%	June 30,
	2006	2005	Change	Change	2006	2005	Change
LVS:	$26	$(10)	$36	360%	0.7%	-0.3%	1.0	pts
CVS:	143	146	(3)	(2)%	4.5%	4.8%	(0.3)	pts
Total segment	169	136	33	24%	2.5%	2.0%	0.5	pts
Unallocated	(8)	(8)	—	—	—	—	—
TOTAL	$161	$128	$33	26%	2.3%	1.9%	0.4	pts

Operating income for the nine months ended June 30, 2006 was $161 million, an increase of $33 million, compared to the nine months ended June 30, 2005. Operating margin was 2.3 percent, up from 1.9 percent a year ago.

We recorded restructuring costs in the nine months ended June 30, 2006 and 2005 as follows (in millions).

	Nine Months Ended June 30,
	2006	2005	2006	2005	2006	2005
	LVS		CVS		Total
Fiscal year 2005 actions:
Salaried reduction in force	$13	$10	$—	$13	$13	$23
Facility rationalization, primarily employee severance benefits	7	20	3	—	10	20
Asset Impairment	3	8	—	1	3	9
Reversals	(7)	—	—	—	(7)	—
Total fiscal year 2005 actions	16	38	3	14	19	52
Other actions	—	13	—	—	—	13
Total restructuring costs	$16	$51	$3	$14	$19	$65

The labor disruption and work stoppage at our commercial vehicle brakes operation in Tilbury unfavorably impacted operating income by $45 million. Operating income for the nine months ended June 30, 2006, also includes a $23 million gain on the sale of certain assets of CVS’ off-highway brakes business. The benefit of higher sales levels in our CVS business and cost savings from our restructuring actions of $19 million were largely offset by the loss of income associated with certain of our previous

ARVINMERITOR, INC.

divestitures of $13 million and higher pension costs of $20 million when compared to the same period last year. Included in operating income in the first nine months of fiscal year 2005 were $14 million in charges associated with customer bankruptcies, $6 million of environmental remediation costs associated with a former Rockwell facility and a $4 million gain on the sale of the Columbus, Indiana stamping and manufacturing components business in the first quarter of fiscal 2005.

Selling, general and administrative expenses as a percentage of sales were 4.3 percent in the first nine months of fiscal year 2006, unchanged from the prior year.

Business Segments

LVS operating income was $26 million, compared to an operating loss of $10 million in the same period last year. The primary driver for the improvement in operating income in the nine months ended June 30, 2006 was a reduction of $35 million in restructuring costs. LVS recorded restructuring costs of $16 million in the nine months ended June 30, 2006. These restructuring costs are net of reversals of costs recorded in previous periods of $7 million and include $19 million of employee termination benefits, $3 million of asset impairment charges and $1 million of other costs associated with the closure of certain facilities. LVS also recorded a $5 million gain on the liquidation of MSSH in the nine months ended June 30, 2006. This gain primarily related to the extinguishment of debt owed to the minority partner. In the prior year, LVS recorded restructuring costs of $51 million. These charges included $38 million of costs associated with the actions announced in the second quarter of fiscal year 2005 and $13 million associated with other facility closures and consolidations and workforce reductions. The $13 million included $8 million of costs associated with closure of the Sheffield, England stabilizer bar plant and $5 million of severance and other employee termination benefits related to a reduction in force at certain facilities and the consolidation of two plants in Brazil in the prior year.

Through the nine months ended June 30, 2006, LVS was able to more than offset lower customer pricing with productivity and cost reduction actions and restructuring savings. Also impacting operating income in the first nine months of fiscal year 2006 were $8 million of higher pension and retiree medical costs. Operating income in the first nine months of fiscal year 2005 included $11 million in charges associated with customer bankruptcies, a $4 million net charge associated with a product warranty matter and a $4 million gain on the sale of its Columbus, Indiana stamping and manufacturing components business in the first quarter of fiscal year 2005.

CVS operating income was $143 million, down $3 million compared to the same period last year. Operating margin decreased to 4.5 percent from 4.8 percent a year ago. The labor disruption and work stoppage at our brakes facility in Tilbury unfavorably impacted operating income by $45 million. Favorably impacting operating income was a $23 million gain on the sale of certain assets of the off-highway brake business, the benefits of the higher sales volumes and productivity and cost reduction actions and restructuring savings. Higher pension and retiree medical costs lowered operating income in the first nine months of fiscal year 2006 by $12 million when compared to the same period last year. CVS recorded restructuring costs of $3 million, primarily related to employee severance benefits, in the first nine months of fiscal year 2006. Operating income for nine months ended June 30, 2006 included $14 million of restructuring costs and a $3 million charge associated with the bankruptcy of a European trailer customer.

Other Income Statement Items

Income tax benefit from continuing operations for the nine months ended June 30, 2006, was $11 million compared to income tax expense of $12 million in the prior year. In the nine months ended June 30, 2006, the company recorded a $23 million tax benefit related to the expiration of certain statutes of limitations and the completion of various worldwide tax audits of certain of the company’s income tax returns.

Interest expense, net and other was $104 million, compared to $89 million in the same period last year. Included in interest expense, net and other for the nine months ended June 30, 2006 were $9 million of costs associated with the extinguishment of $600 million of notes we repurchased in the second quarter of fiscal year 2006. These costs include transaction expenses, including legal and other professional fees, unamortized debt issuance costs, and premiums paid to repurchase the notes. Higher levels of short term borrowings and higher interest rates on our variable rate debt compared with the prior year also increased interest expense.

Income from continuing operations for the first nine months of fiscal year 2006 was $83 million, or $1.19 per diluted share, compared to $43 million, or $0.62 per diluted share, in the prior year.

Income from discontinued operations was $16 million for the nine months ended June 30, 2006 compared to a loss of $12 million a year ago. In the second quarter of fiscal year 2006, we completed the sale of our LVA North American filters and exhaust businesses. Cash proceeds from these divestitures were $198 million, resulting in a net after-tax gain of $22 million, or $0.31 per diluted share. We also evaluated for accounting purposes the fair value of the remaining LVA businesses. This resulted in after-tax non-cash impairment charges of $14 million, or $0.20 per diluted share in the nine months ended June 30, 2006. Also included in income from discontinued operations in the first nine months of fiscal year 2006 was an after-tax gain of $2 million on the sale of our

ARVINMERITOR, INC.

39-percent equity ownership interest in our light vehicle aftermarket joint venture, Purolator India. A $2 million after-tax gain on the sale of our coil coating business is included in income from discontinued operations in the first nine months of fiscal year 2005.

Included in income from discontinued operations in the first nine months of fiscal year 2006 is an after-tax loss of $2 million on the sale of our LVS ride control business located in Asti, Italy and a reversal of approximately $7 million of after-tax employee severance benefits that were recorded in the prior year as part of our fiscal year 2005 restructuring actions. As a result of the sale of the ride control operations in Asti, Italy, these employee termination benefits will no longer be paid. We previously expected to incur these costs as part of the closure of the ride control business in Asti, Italy. Income from discontinued operations in the prior year includes approximately $10 million of after-tax restructuring costs related to the closure of our light vehicle ride control operations.

Income from discontinued operations in the nine months ended June 30, 2006 also includes after-tax restructuring costs of $4 million related to our LVA businesses.

Net income for the first nine months of fiscal year 2006 was $99 million, or $1.42 per diluted share, compared to $31 million, or $0.45 per diluted share, in the prior year.

FINANCIAL CONDITION

Capitalization

	June 30, 2006	September 30, 2005
Short-term debt	$60	$131
Long-term debt	1,288	1,451
Total debt	1,348	1,582
Minority interests	60	58
Shareowners’ equity	1,132	875
Total capitalization	$2,540	$2,515

Ratio of debt to capitalization	53%	63%

We remain committed to strong cash flow generation, the reduction of debt and regaining an investment grade credit rating. In March 2006, we issued $300 million of 4.625 percent convertible senior unsecured notes due 2026. Net proceeds from the offering, along with proceeds from the sale of our LVA North American filters and exhaust businesses and borrowings under our accounts receivable securitization programs were used to purchase and extinguish $600 million of notes with maturities between 2007 through 2009. Our total debt to capitalization ratio was 53 percent at June 30, 2006, compared to 63 percent at September 30, 2005.

For the first nine months of fiscal 2006, our primary source of liquidity was cash from operating activities and proceeds from the divestitures of certain businesses, supplemented by our accounts receivables securitization and factoring programs and, as required, borrowings on our revolving credit facility.

ARVINMERITOR, INC.

Cash Flows

	Nine Months Ended
	June 30,
	2006	2005
OPERATING CASH FLOWS
Income from continuing operations	$83	$43
Depreciation and amortization	125	135
Gains on divestitures	(28)	(4)
Loss on debt extinguishment	9	—
Restructuring costs, net of payments	(9)	39
Pension and retiree medical expense	102	82
Pension and retiree medical contributions	(79)	(141)
Proceeds from termination of interest rate swaps	—	22
Change in working capital	16	(146)
Changes in sale of receivables	105	137
Other	26	(28)
Net operating cash provided by continuing operations	350	139
Net operating cash used for discontinued operations	(38)	(151)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$312	$(12)

Cash provided by operating activities was $312 million in the first nine months of fiscal year 2006, compared to $12 million of cash used by operating activities for the same period in the prior year. The increase in cash flow is primarily attributable to lower usage of cash for working capital for both continuing operations and discontinued operations and lower pension and retiree medical contributions of $62 million. Cash used by discontinued operations was $38 million compared to cash used by discontinued operations of $151 million a year ago.

	Nine Months Ended
	June 30,
	2006	2005
INVESTING CASH FLOWS
Capital expenditures	$(104)	$(99)
Acquisitions of businesses and investments, net of cash acquired	(8)	(24)
Investment in debt defeasance trust	(12)	—
Proceeds from disposition of property and businesses	51	38
Net investing cash flows provided by discontinued operations	201	154
CASH PROVIDED BY INVESTING ACTIVITIES	$128	$69

Cash provided by investing activities was $128 million in the first nine months of fiscal year 2006, compared to $69 million in the first nine months of fiscal year 2005. Capital expenditures increased to $104 million compared to $99 million in the same period last year. As a percentage of sales, capital expenditures remained unchanged from the prior period at 1.5 percent. During the nine months ended June 30, 2006, we received proceeds of $39 million from the disposition of certain assets of our off-highway brakes business. In the third quarter of fiscal year 2006, we purchased $12 million of U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest through the stated maturity on the $5 million outstanding 6 3/4 percent notes due 2008 and the $6 million outstanding 7 1/8 percent notes due 2009, in order to defease certain covenants under the associated indenture. During the nine months ended June 30, 2005, we used $24 million of cash for the acquisition of businesses, primarily the formation of two joint ventures with AB Volvo, and we received proceeds of $33 million from the disposition of our automotive stampings business.

Discontinued operations provided cash flows from investing activities of $201 million in the first nine months of fiscal year 2006, primarily related to the cash received from the sales of our LVA North American filters and exhaust businesses and our 39-percent equity ownership interest in Purolator India, a light vehicle aftermarket joint venture. Discontinued operations provided investing cash flows, primarily related to the proceeds from the sale of our coil coating business, of $154 million in the first nine months of fiscal 2005. Discontinued operations used cash of $6 million for capital expenditures in the first nine months of fiscal year 2006 compared to $9 million in fiscal year 2005.

ARVINMERITOR, INC.

	Nine Months Ended
	June 30,
	2006	2005
FINANCING CASH FLOWS
Net increase (decrease) in revolving credit facilities	$—	$—
Payments on U.S. accounts receivable securitization program	(66)	—
Proceeds from issuance of convertible notes and term loan	470	—
Repayment of notes	(603)	(21)
Change in lines of credit and other	(17)	23
Net change in debt	(216)	2
Debt issuance and extinguishment costs	(28)	—
Cash dividends	(21)	(21)
Proceeds from exercise of stock options	1	5
CASH USED FOR FINANCING ACTIVITIES	(264)	$(14)

Cash used for financing activities was $264 million in the first nine months of fiscal year 2006, compared to $14 million in the first nine months of fiscal year 2005. In the third quarter of fiscal year 2006, we replaced our $900 million revolving credit facility that was to expire in 2008 with two new senior secured credit facilities totaling $1.15 billion. The new credit facilities include a six year $170 million term loan. In March 2006, we issued $300 million of 4.625 percent convertible senior unsecured notes due in 2026. Net proceeds from the offering, along with proceeds from the sales of our LVA North American filters and exhaust businesses and borrowings under our accounts receivable securitization programs were used to purchase and extinguish $600 million of certain outstanding near-term debt maturities. We incurred $28 million of costs related to these transactions. Additionally, in the first quarter of fiscal year 2006, we purchased, at a discount, $3 million of our 6.8 percent notes on the open market.

In September 2005, we entered into a new U.S. accounts receivable securitization arrangement. Amounts outstanding under this arrangement are reported as short-term debt in the consolidated balance sheet and related borrowings are reported as cash flows from financing activities in the consolidated statement of cash flows. We reduced amounts outstanding under lines of credit and other by $17 million in the first nine months of fiscal year 2006.

We paid dividends of $21 million in the first nine months of fiscal years 2006 and 2005. We received proceeds of $1 million and $5 million from the exercise of stock options in the first nine months of fiscal year 2006 and 2005, respectively.

LIQUIDITY AND CONTRACTUAL OBLIGATIONS

We are contractually obligated to make payments as follows (in millions):

	Payments Due by Fiscal Period
	Total	2006	2007-2008	2009-2010	Thereafter
Total debt (1)	$1,347	$54	$71	$85	$1,137
Operating leases (4)	77	22	31	19	5
Interest payments on long-term debt (2) (4)	739	96	181	171	291
Purchase option for joint venture	22	—	22	—	—
Residual value guarantees under certain leases (3)	30	—	30	—	—
Total	$2,215	$172	$335	$275	$1,433

(1) Amounts due in fiscal 2006, primarily relate to borrowings on the U.S. accounts receivable securitization at June 30, 2006. Total debt excludes the fair value adjustment of notes of $3 million, unamortized debt discount and $5 million debt of discontinued operations.

(2) Includes the estimated impact of our interest rate swaps.

(3) In July 2006, we purchased the leased properties and extinguished our obligation.

(4) Payments due in fiscal period 2006 represent amounts for the full fiscal year.

ARVINMERITOR, INC.

In addition to the obligations above, in connection with the sale of our LVA North American filters business in the second quarter of fiscal year 2006, we agreed to indemnify the purchaser against liabilities from litigation and commercial losses in connection with specific intellectual property claims, with the maximum potential indemnity capped at $4 million for commercial losses.

We also sponsor defined benefit pension plans that cover most of our U.S. employees and certain non-U.S. employees. Our funding practice provides that the annual contribution to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. We expect funding for our retirement pension plans of approximately $55 million in fiscal year 2006, a reduction of $68 million from its previous estimate of $123 million included in our Current Report on Form 8-K dated February 27, 2006.

Revolving and Other Debt – In June 2006, we replaced our $900 million revolving credit facility that was to expire in 2008 with two new senior secured credit facilities totaling $1.15 billion (the new credit facilities). The new credit facilities include a five year $980 million revolving credit facility and a six year $170 million term loan. Borrowings under the new revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At June 30, 2006, the margin over the LIBOR rate was 150 basis points, and the commitment fee was 30 basis points. Similar to the prior revolving credit facility, the new revolving credit facility includes a $150 million limit on the issuance of letters of credit. At June 30, 2006 and September 30, 2005, approximately $27 million and $23 million letters of credit, respectively, were issued.

The term loan is payable in quarterly installments of $0.25 million with the remaining balance due at maturity. Borrowings under the term loan are subject to interest based on quoted LIBOR rates plus a margin. At June 30, 2006, the margin over the LIBOR rate was 175 basis points.

Borrowings under the revolving credit facility and term loan are collateralized by approximately $1.2 billion of the company’s assets, primarily consisting of eligible accounts receivable, inventory, plant, property, and equipment, intellectual property and the company’s investment in certain of its wholly-owned subsidiaries.

Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the new credit facilities. The new credit facility requires us to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio no greater than 4.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. At June 30, 2006, we were in compliance with all covenants.

We also have an arrangement with a non-consolidated joint venture that allows us to borrow funds from time to time, at LIBOR plus 50 basis points. No amounts were outstanding under this arrangement at June 30, 2006 and September 30, 2005.

Debt Securities - In June 2006, the company entered into an agreement to purchase, at a discount, $10 million of its $380 million outstanding 8 3/4 percent notes on the open market. This transaction settled on July 6, 2006 and the debt was extinguished. This transaction did not have a significant impact on the company’s results of operations in the third quarter ended June 30, 2006. In the first quarter of fiscal year 2006, the company purchased $3 million of the outstanding 6.8 percent notes on the open market at a discount.

In March 2006, we completed an offer to repurchase $600 million aggregate principal amount of its previously outstanding notes in the following amounts: $195 million of its outstanding $200 million 6.625 percent notes due in 2007; $95 million of its outstanding $100 million 6.75 percent notes due in 2008; $225 million of its outstanding $302 million 6.8 percent notes due in 2009; and $85 million of its outstanding $91 million 7.125 percent notes also due in 2009.

In the third quarter of fiscal year 2006, the company purchased $12 million of U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest through the stated maturity on the $5 million outstanding 6-3/4% notes due 2008 and the $6 million outstanding 7.125% notes due 2009, in order to defease certain covenants under the associated indenture.

We have $150 million of debt securities remaining unissued under the shelf registration filed with the SEC in April 2001 (see Note 14 of the Notes to Consolidated Financial Statements).

Convertible Notes – In March 2006, the company issued $300 million of 4.625 percent convertible senior unsecured notes due 2026 (the “convertible notes”). The convertible notes were sold by the company to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. These convertible notes were registered with the Securities and Exhange Commission under the Securities Act of 1993 on May 23, 2006. Net proceeds received by the company, after issuance costs, were $289 million. Cash interest at a rate of 4.625 percent per annum from the date of issuance through March 1, 2016 is payable semi-annually in arrears on March 1 and September 1 of each year. After March 1, 2016, the principal amount of

ARVINMERITOR, INC.

the convertible notes will be subject to accretion at a rate that provides holders with an aggregate annual yield to maturity of 4.625 percent.

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

Accounts Receivable Securitization and Factoring – In March 2006, we entered into a new European arrangement to sell trade receivables through one of our European subsidiaries. Under the new arrangement, we can sell up to €100 million ($127 million) of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized €48 million ($60 million) of this accounts receivable securitization facility as of June 30, 2006.

In September 2005, we entered into a new $250 million U.S. accounts receivable securitization arrangement to improve financial flexibility and lower interest costs. Under the new arrangement, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, consolidated special purpose subsidiary, which funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables of ARC and are reported as short-term debt in the consolidated balance sheet. As of June 30, 2006 and September 30, 2005, we had utilized $46 million and $112 million of this accounts receivable securitization facility, respectively. If certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At June 30, 2006, we were in compliance with all covenants.

In addition, several of our European subsidiaries factor eligible accounts receivable with financial institutions. The amount of factored receivables was $73 million and $23 million at June 30, 2006 and September 30, 2005, respectively. There can be no assurance that these factoring arrangements will be used or available to us in the future.

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

We use foreign currency forward contracts to manage the exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this program, we have designated the foreign currency contracts (the “contracts”) as cash flow hedges of underlying foreign currency forecasted purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Income (AOCI) in the statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12 months. Prior to this program, we used foreign exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables but did not designate these contracts as hedges for accounting purposes. These contracts were generally of short duration (less than three months). It is difficult to predict the impact the euro and other currencies will have on our sales and operating income.

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

The results of the sensitivity analysis are as follows (in millions):

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Favorable / (Unfavorable) Impact on
Market Risk
Foreign Currency Sensitivity:
Forward Contracts	1.7	(1.7)	Fair Value
Foreign Currency Denominated Debt	1.9	(1.9)	Fair Value

Interest Rate Sensitivity:
Debt - Fixed Rate	(45.2)	(242.8)	Fair Value
Debt - Variable Rate	(3.9)	3.9	Cash Flow

Interest Rate Swaps (Pay Variable, Receive Fixed)	(2.1)	2.1	Fair Value

(1) Includes only the risk related to the derivative instruments that serve as hedges and does not include the risk related to the underlying hedged item or on other operating transactions. The analyses assume overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

ARVINMERITOR, INC.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of Charles G. McClure, Jr., Chairman of the Board, Chief Executive Officer and President; and James D. Donlon, III, Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ARVINMERITOR, INC.

Item 6. Exhibits.

4.1

First Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of March 7, 2006, between ArvinMeritor, Inc. and BNY Midwest Trust Company, as Trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.1 to the Form 8-K dated June 23, 2006 (filed on June 27, 2006), is incorporated herein by reference.

4.2

Third Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of April 1, 1998, between ArvinMeritor, Inc. (successor to Meritor Automotive, Inc.) and BNY Midwest Trust Company (successor to Chase Manhattan Bank), as Trustee (including Subsidiary Guaranty dated as of June 23, 2006) , filed as Exhibit 4.2 to the Form 8-K dated June 23, 2006 (filed on June 27, 2006), is incorporated herein by reference.

4.3

Fourth Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of July 3, 1990, between ArvinMeritor, Inc. (successor to Arvin Industries, Inc.) and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as Trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.3 to the Form 8-K dated June 23, 2006 (filed on June 27, 2006), is incorporated herein by reference.

10.1

Credit Agreement, dated as of June 23, 2006, by and among ArvinMeritor, Inc., ArvinMeritor Finance Ireland, the institutions from time to time parties thereto as lenders, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp North America, Inc. and UBS Securities LLC, as Syndication Agents, ABN AMRO Bank N.V., BNP Paribas and Lehman Commercial Paper Inc. as Documentation Agents and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc. as Joint Lead Arrangers and Joint Book Runners, filed as Exhibit 10.1 to the Form 8-K dated June 23, 2006 (filed on June 27, 2006), is incorporated herein by reference.

10.2

Subsidiary Guaranty, dated as of June 23, 2006, by and among the subsidiary guarantors and JPMorgan Chase Bank, National Association, as Administrative Agent, for the benefit of itself, the lenders and other holders of guaranteed obligations, filed as Exhibit 10.2 to the Form 8-K dated June 23, 2006 (filed on June 27, 2006), is incorporated herein by reference.

10.3

Pledge and Security Agreement, dated as of June 23, 2006, by and among ArvinMeritor, Inc., the subsidiaries named therein and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10.3 to the Form 8-K dated June 23, 2006 (filed on June 27, 2006), is incorporated herein by reference.

10.4

Amendment No.1, dated as of May 8, 2006, to Loan Agreement, dated as of September 19, 2005, among ArvinMeritor, ArvinMeritor Receivables Corporation, lenders from time to time party thereto and SunTrust Capital Markets, Inc., filed as Exhibit 10a to the Form 8-K dated May 8, 2006 (filed on May 10, 2006) is incorporated herein by reference.

10.5

First Amendment, dated as of May 8, 2006, to Second Amended and Restated Purchase and Sale Agreement, dated as of September 19, 2005, among ArvinMeritor Receivables Corporation and the Originators named therein, filed as Exhibit 10b to the Form 8-K dated Ma8, 2006 (filed on May 10, 2006) is incorporated herein by reference.

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

ARVINMERITOR, INC.

Date: July 31, 2006	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: July 31, 2006	By:	/s/	J.D. Donlon, III
J.D. Donlon, III
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)