Form 10-K
period 2006-09-30
ARVINMERITOR INC
filed 2006-11-20
CIK 1113256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 1, 2006

Commission file number 1-15983

ARVINMERITOR, INC.

(Exact name of registrant as specified in its charter)

Indiana	38-3354643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2135 West Maple Road Troy, Michigan	48084-7186
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 435-1000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value (including the associated Preferred Share Purchase Rights)	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ X ]	No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	[ ]	No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ X ]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ X ]	Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No [ X ]

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2006 (the last business day of the most recently completed second fiscal quarter) was approximately $1,042.4 million.

70,654,731 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on January 26, 2007 is incorporated by reference into Part III.

PART I

Item 1.	Business.

ArvinMeritor, Inc. (the "company" or "ArvinMeritor"), headquartered in Troy, Michigan, is a global supplier of a broad range of integrated systems, modules and components serving light vehicle, commercial truck, trailer and specialty original equipment manufacturers and certain aftermarkets.

ArvinMeritor was incorporated in Indiana in 2000 in connection with the merger of Meritor Automotive, Inc. ("Meritor") and Arvin Industries, Inc. ("Arvin"). As used in this Annual Report on Form 10-K, the terms "company," "ArvinMeritor," "we," "us" and "our" include ArvinMeritor, its consolidated subsidiaries and its predecessors unless the context indicates otherwise.

The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30, and its fiscal year ends on the Sunday nearest September 30. Fiscal year 2006 ended on October 1, 2006 and fiscal year 2005 ended on October 2, 2005. All year and quarter references relate to our fiscal year and fiscal quarters unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end.

Whenever an item of this Annual Report on Form 10-K refers to information in the Proxy Statement for the Annual Meeting of Shareowners of ArvinMeritor to be held on January 26, 2007 (the "2007 Proxy Statement"), or under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Item 8. Financial Statements and Supplementary Data, the information is incorporated in that item by reference.

ArvinMeritor serves a broad range of original equipment manufacturer ("OEM") customers worldwide, including truck OEMs, light vehicle OEMs, trailer producers and specialty vehicle manufacturers, and certain aftermarkets. Our total sales from continuing operations in fiscal year 2006 were $9.2 billion. Our ten largest customers accounted for approximately 74% of fiscal year 2006 sales from continuing operations. We operated 112 manufacturing facilities in 26 countries around the world in fiscal year 2006, including facilities operated by discontinued operations and joint ventures in which we have interests. Sales from continuing operations outside North America accounted for approximately 50% of total sales from continuing operations in fiscal year 2006. Our continuing operations also participated in ten significant non-consolidated joint ventures that generated revenues of approximately $1.8 billion in fiscal year 2006.

In fiscal year 2006, we served customers worldwide through the following businesses:

Continuing Operations:

•

Light Vehicle Systems ("LVS") supplies emissions systems, aperture systems (roof and door systems), and undercarriage systems (suspension systems and modules and wheel products) for passenger cars, all-terrain vehicles, light trucks and sport utility vehicles to OEMs.

•

Commercial Vehicle Systems ("CVS") supplies drivetrain systems and components, including axles and drivelines, braking systems, suspension systems, and exhaust and ride control products for medium- and heavy-duty trucks, trailers and specialty vehicles to OEMs and to the commercial vehicle aftermarket.

Discontinued Operations:

•

Light Vehicle Aftermarket ("LVA") supplied exhaust, ride control, motion control and filter products and other automotive parts to the passenger car, light truck and sport utility aftermarket. In October 2004, we announced our intention to divest our LVA business, and we reported this business in discontinued operations for accounting purposes. A significant portion of the LVA businesses were sold in fiscal year 2006, and we expect to complete the divestiture of the remaining LVA businesses in fiscal year 2007. See “Strategic Initiatives” below.

•

LVS provided ride control products, including shock absorbers, struts, ministruts and corner modules to OEMs. We substantially completed our plan to exit this business in the first quarter of fiscal year 2006, and we sold the assets related to our shock rod and shock assembly business in the fourth quarter of fiscal year 2006. This business is reported in discontinued operations.

See Notes 1 and 4 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information with respect to changes in continuing and discontinued operations and a write-off associated with impairment of goodwill in fiscal year 2006.

See Item 1A. Risk Factors below for information on certain risks that could have an impact on our business, financial condition or results of operations in the future.

Note 24 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data contains financial information by segment for continuing operations for each of the three years ended September 30, 2006, including information on sales and assets by geographic area. The heading "Products" below includes information on LVS and CVS sales by product for each of the three fiscal years ended September 30, 2006.

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

Business Strategies

We are a global supplier of a broad range of integrated systems, modules and components for use in commercial, specialty and light vehicles worldwide and we have developed market positions as a leader in most of our served markets. We are working to enhance our leadership positions and capitalize on our existing customer, product and geographic strengths, and to increase sales, earnings and profitability. To achieve these goals, we are working to: (a) rationalize our operations by eliminating excess capacity, (b) refocus our business by evaluating our product portfolio to identify our core competencies, and (c) regenerate and grow the businesses that offer attractive returns. In addition, in November 2006 we announced a new profit improvement initiative, Performance Plus, designed to improve cash flow, earnings and shareowner value.

Several significant factors and trends in the automotive industry present opportunities and challenges to industry suppliers and influence our business strategies. These factors and trends include the cyclicality of the industry; consolidation and globalization of OEMs and their suppliers; increased outsourcing by OEMs; increased demand for modules and systems by OEMs; pricing pressures from OEMs that could negatively impact suppliers’ earnings even when sales volumes are increasing; the rising cost of raw materials, primarily steel and oil; and an increasing emphasis on engineering and technology. Our specific business strategies, described below, are influenced by these industry factors and trends and are focused on leveraging our resources to create a competitive cost structure.

Minimize the Risks of Cyclicality Through Business Diversity. The automotive industry is cyclical in nature and subject to periodic fluctuations in demand for vehicles. This in turn results in fluctuations in demand for our products. We seek to diversify our business in order to mitigate the effects of market downturns and better accommodate the changing needs of OEMs. We strive to maintain diversity in three areas:

•

Products. We manufacture and sell a wide range of products in various segments of the automotive and commercial vehicle market. For fiscal year 2006, our annual sales from continuing operations include $4.9 billion for LVS and $4.3 billion for CVS.

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

Focus on Organic Growth While Reviewing Strategic Opportunities. Our goal is to grow businesses that offer attractive returns and are core to our operations. We have identified the areas of our core business that we believe have the most potential for leveraging into other products and markets, and we are focusing our resources on these areas. We also seek to take advantage of opportunities for operating synergies and cross-selling of products between our light vehicle and commercial vehicle businesses. For example, we continue to adapt products and technologies, originally developed by the LVS emissions technologies business unit, in the development of emissions control products for its commercial vehicle customers. See “Products – Commercial Vehicle Systems – Undercarriage and Drivetrain Systems – Emissions Systems” below. In addition, we are exploring opportunities to apply our CVS drivetrain expertise in the development of undercarriage component systems for our LVS customers.

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

Grow Content Per Vehicle Through Technologically Advanced Systems and Modules. Increased outsourcing by OEMs has resulted in higher overall per vehicle sales by independent suppliers. This presents an opportunity for supplier sales growth at a faster rate than the overall automotive industry growth trend. OEMs are also demanding modules and integrated systems that require little assembly by the OEM customer.

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

With respect to emissions regulations, LVS is an industry leader in emissions technologies that improve fuel economy and reduce air pollutants, while we are leveraging our expertise in light vehicle emissions technologies to bring products to the commercial vehicle market. Looking forward, we will continue to seek to develop products that will permit us to assist customers in meeting new and more stringent emissions requirements that will be phased in over the next several years in our North American, European and Asia/Pacific markets.

We believe these more stringent emissions regulations will result in continued growth in Europe, and potential growth in North America, of diesel engines. Diesel engines today have the advantage of improved fuel economy, better performance and improving emissions levels. LVS began production in 2004 under contracts to provide diesel emissions systems to light vehicle OEMs in Europe. In fiscal year 2006, approximately 47% of all new vehicles in Europe were sold with diesel engine powertrains.

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

In recent years, we have executed a strategy of analyzing our product portfolio and refocusing the business on our core competencies, resulting in divestiture of some businesses and product lines. Since the beginning of fiscal year 2006, we have sold a significant portion of the LVA business and have exited the LVS ride control business (see “Strategic Initiatives” and “Joint Ventures” below). All of these businesses have been reported in discontinued operations for accounting purposes.

The following chart sets forth operating segment sales as a percentage of total sales for continuing operations by product for each of the three fiscal years ended September 30, 2006. A narrative description of the principal products of our continuing operations, as well as the principal products of our discontinued operations, follows the chart.

	Fiscal Year Ended
	September 30,
LVS:	2006	2005	2004
Emissions Technologies	31%	29%	33%
Aperture Systems	13%	15%	19%
Undercarriage Systems	9%	10%	7%
Total LVS	53%	54%	59%

CVS:
Undercarriage and Drivetrain Systems	43%	40%	35%
Specialty Systems (1)	4%	6%	6%
Total CVS	47%	46%	41%
Total	100%	100%	100%

___________

(1) In October 2005, we sold certain assets of our off-highway brake business (see “Strategic Initiatives” below). Sales from these products are included in CVS Specialty Systems for fiscal years 2004 and 2005.

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

See “Business Strategies – Enhance Core Products to Address Safety and Environmental Issues” above for information on the importance of diesel technology to LVS strategies for future growth.

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

Undercarriage Systems

Suspension Systems. We are one of the leading independent suppliers of products used in suspension systems for passenger cars, light trucks and sport utility vehicles in North America through our 57%-owned joint venture with Mitsubishi Steel Manufacturing Co. Our suspension system products, which are manufactured at facilities in the United States and Canada, include coil springs, stabilizer bars and torsion bars.

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

Drivelines and Other Products. We also supply universal joints and driveline components, including our Permalube™ universal joint and Permalube™ driveline, which are low maintenance, permanently lubricated designs used in the high mileage on-highway market.

Suspension Systems and Trailer Products. We are one of the world's leading manufacturers of heavy-duty trailer axles, with leadership positions in North America and in Europe. Our trailer axles are available in over 40 models in capacities from 20,000 to 30,000 pounds for virtually all heavy trailer applications and are available with our broad range of brake products, including anti-lock braking systems (“ABS”). In addition, we supply trailer air suspension systems and products for which we have strong market positions in Europe and an increasing market presence in North America.

Through our 50%-owned joint venture with Randon Participacoes, we develop, manufacture and sell truck suspensions, trailer axles and suspensions and related wheel-end products in the South American market.

In the fourth quarter of fiscal year 2006, we announced our intention to build a new trailer axle and suspension system facility in China, to supply OEMs in the Chinese market and to export components to the North American and European markets. The facility is scheduled to begin production in the first half of 2007.

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

Federal regulations require that new heavy- and medium-duty vehicles sold in the United States be equipped with ABS. Our 50%-owned joint venture with WABCO Automotive Products ("WABCO"), a wholly-owned subsidiary of American Standard Inc., is the leading supplier of ABS and a supplier of other electronic and pneumatic control systems for North American heavy-duty commercial vehicles. The joint venture also supplies hydraulic ABS to the North American medium-duty truck market and produces stability control systems for tractors and trailers, which are designed to help maintain vehicle stability and aid in reducing tractor-trailer rollovers.

Transmissions. In fiscal year 2004, we dissolved our 50%-owned joint venture with ZF Friedrichshafen AG ("ZF”), which produced transmission components and systems for heavy vehicle OEMs and the aftermarket in the United States, Canada and Mexico. The joint venture was replaced by a marketing arrangement that allows us to provide the redesigned FreedomLine™, a fully automated mechanical truck transmission without a clutch pedal, to our customers. This transmission product line enabled us in fiscal year 2006 to supply a complete drivetrain system to heavy-duty commercial vehicle manufacturers in North America.

Emissions Systems. CVS has adapted products and applications from the LVS emissions technologies business unit and introduced new technologies to develop a portfolio of technologically advanced emissions control products and applications to address increasingly stringent regulatory standards for diesel particulate matter and nitrogen oxide (NOx) emissions in commercial vehicles. These products and applications include:

•	Diesel Oxidation Catalysts – capable of removing up to 90% of hydrocarbon and carbon monoxide emissions and 30% of particulate matter. This technology is available currently.
•

Thermal Regenerator – on demand, active regeneration technology that offers a safe and effective way to remove diesel particulate matter, using diesel fuel as a heat source, without the use of a catalytic coating or precious metals. This technology was released for OEM use in 2006, in preparation for the EPA’s 2007 particulate matter emission standards.

•

Catalyzed Diesel Particulate Filter – a filter that traps the diesel particulate matter from the exhaust and prevents it from reaching the atmosphere. It is expected to be available in 2007 to meet the new 2007 U.S. regulations.

•

Selective Catalytic Reduction (SCR) System – a compact, low-weight option to effectively reduce NOx emissions to the levels required to meet 2008 European standards. The system also achieves reduction of diesel particulate matter and allows the engine to operate in ways that could maximize fuel economy.

•

Plasma Fuel Reformer – a system that creates a hydrogen-rich gas from hydrocarbon fuel sources, which enables more efficient control of NOx from diesel engine exhaust through effective regeneration of “NOx adsorbers” or “lean NOx traps.” This technology could be less sensitive to sulfur contamination and could use less fuel than conventional regeneration and consume minimal power. This technology, which is expected to be available for production in 2010, also has potential for future applications in gasoline combustion engines.

Specialty Systems

Off-Highway Vehicle Products. We supply heavy-duty axles and drivelines in the Asia/Pacific region, for use in numerous off-highway vehicle applications, including construction, material handling, agriculture, mining and forestry. These products are designed to tolerate high tonnages and operate under extreme conditions. Prior to the first quarter of fiscal year 2006, when we sold the off-highway brakes business (see “Strategic Initiatives” below), we also supplied brakes in North America, South America, Europe and the Asia/Pacific region.

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

Discontinued Operations

Light Vehicle Aftermarket. Prior to the divestiture of a significant portion of the LVA businesses in fiscal year 2006 (see “Strategic Initiatives”), the principal LVA products included mufflers; exhaust and tail pipes; catalytic converters; shock absorbers; struts; gas lift supports and vacuum actuators; and automotive oil, air, and fuel filters. These products were sold under the brand names Arvin® (mufflers); Gabriel® (shock absorbers); and Purolator® (filters). LVA also marketed products under private label to some customers.

LVS Ride Control Systems. Prior to exiting this business in fiscal year 2006 (see “Strategic Initiatives” below), we provided ride control products, including shock absorbers, struts, ministruts and corner modules to OEMs.

Customers; Sales and Marketing

ArvinMeritor's operating segments have numerous customers worldwide and have developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 74% of our total sales from continuing operations in fiscal year 2006. In recent years, we have been adversely impacted by the weakened financial strength of certain of our customers, including those that have filed for protection under bankruptcy and administration laws. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and – Results of Operations.

Both LVS and CVS market and sell products principally to OEMs. LVS and CVS generally compete for new business from OEMs, both at the beginning of the development of new vehicle platforms and upon the redesign of existing platforms. New platform development generally begins two to four years prior to start-up of production. In North America, CVS also markets truck and trailer products directly to dealers, fleets and other end-users, which may designate the components and systems of a particular supplier for installation in the vehicles they purchase from OEMs. CVS also provides truck and trailer products and off-highway and specialty products to OEMs, dealers and distributors in the aftermarket.

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

See Item 1A. Risk Factors for information on customers accounting for 10% or more of our consolidated revenues in fiscal year 2006 and certain risks associated with our dependence on large OEM customers.

Competition

LVS and CVS compete worldwide with a number of North American and international providers of components and systems, some of which are owned by or associated with some of our customers. The principal competitive factors are price, quality, service, product performance, design and engineering capabilities, new product innovation and timely delivery. In addition, certain OEMs manufacture for their own use products of the types we supply.

LVS has numerous competitors across its various product lines worldwide, including Tenneco, Faurecia, Eberspaecher and Benteler (emissions technologies); Webasto, Inalfa and Aisin (roof systems); Brose, Intier, Kiekert AG, Mitsui, Valeo, Aisin and Grupo Antolin (door and access control systems); Tenneco Automotive, ZF, Delphi, Thyssen-Krupp, Benteler and TRW (suspension modules); Thyssen-Krupp, NHK Spring, Rassini, Mubea and Sogefi (suspension systems); and Hayes-Lemmerz, Topy, Accuride and CMW (wheel products). The major competitors of CVS are Dana Corporation (truck axles and drivelines); Knorr/Bremse, Haldex and WABCO (braking systems); Hendrickson and Neway (suspension systems); Hendrickson and Dana (trailer products); and Eaton Corporation (transmissions).

See Item 1A. Risk Factors for information on certain risks associated with our competitive environment.

Raw Materials and Supplies

We concentrate our purchases of certain raw materials and parts over a limited number of suppliers, some of which are located in developing countries and some of which are in weakened financial condition. We are dependent upon the ability of our suppliers to meet performance and quality specifications and delivery schedules. The inability of a supplier to meet these requirements, the loss of a significant supplier, or any labor issues or work stoppages at a significant supplier, could have an adverse effect on us.

Prices of certain raw materials, primarily steel and oil, for our business segments' manufacturing needs negatively impacted our operating income in fiscal year 2006. We are taking actions to mitigate the effects of higher steel prices, including alternative sourcing of materials or components, consolidating and selling scrap from our facilities, re-engineering our products to be less dependent on steel, and negotiating with customers to recover some of the increased costs, and we have had some success in recovering a portion of higher steel prices from our customers. However, if supplies are inadequate for our needs, or if prices remain at current levels or increase and we are unable to either pass these prices to our customer base or otherwise mitigate the costs, our operating income could continue to be adversely affected.

Strategic Initiatives

As described above, our business strategies are focused on enhancing our market position by eliminating excess capacity, evaluating our product portfolio to identify our core competencies, and growing the businesses that offer the most attractive returns. Implementing these strategies involves various types of strategic initiatives.

Restructuring. As part of our strategy to rationalize our business, in fiscal year 2005, we announced restructuring plans with respect to continuing operations to eliminate approximately 500 salaried positions and 1,750 hourly positions and to consolidate, downsize, close or sell 11 global facilities, primarily in the LVS segment. During fiscal year 2006, we identified approximately 550 salaried and hourly additional headcount reductions in LVS. These actions are intended to align capacity with industry conditions, utilize assets more efficiently and improve operations. Estimated total costs of $135 million include employee severance and other exit costs, as well as asset impairments. Total costs recorded for these actions are $127 million, of which $37 million was recorded in fiscal year 2006. We expect to complete these restructuring actions and record the remaining costs in fiscal year 2007. See Note 5 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

In addition, we recently announced plans to restructure our emissions technologies business in response to significant challenges, including higher raw material costs, intense pricing pressures, increased competition and a downturn in production at certain North American manufacturers. These plans include downsizing certain facilities and realigning our manufacturing footprint to utilize assets more efficiently, improve operations and lower costs. The total estimated cost of these actions is $50 million, of which approximately $40 million is expected to be cash costs. This restructuring program will be executed over the next 12 to 36 months. No amounts have been recorded for this restructuring program at September 30, 2006.

Divestitures. As part of our strategy to refocus our business, we regularly review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. We completed the following initiatives since the beginning of fiscal year 2006 (see Notes 3 and 6 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below):

•

We previously announced our intention to divest the LVA business segment, enabling the company to focus more resources on our core competencies and thereby better support our OEM customers. Since the beginning of fiscal year 2006, a significant portion of the LVA businesses have been sold, including the following transactions. We expect to complete the divestiture of the remaining LVA businesses in fiscal year 2007.

•	We sold our 39% interest in Purolator India, a joint venture, in the first quarter of fiscal year 2006;
•	We completed the sale of our LVA North American filters and exhaust businesses in the second quarter of fiscal year 2006; and
•	We completed the sale of our Gabriel South Africa ride control business and our North American motion control business in the fourth quarter of fiscal year 2006.

•	In the first quarter of fiscal year 2006, we sold certain assets of our CVS off-highway brakes business.

•

In the first quarter of fiscal year 2006, we sold our LVS ride control business located in Asti, Italy, and in the fourth quarter of fiscal year 2006, we completed the sale of the assets related to our shock rods and shock assemblies business. These sales, together with previous divestitures, complete our plan to exit the LVS ride control business.

Acquisitions and Other Growth Initiatives. As part of our strategy to regenerate our profitable businesses, we regularly consider various strategic and business opportunities, including licensing agreements, marketing arrangements and acquisitions, as well as joint ventures (discussed below). We believe that the industry in which we operate could experience significant further consolidation among suppliers. This trend is due in part to globalization and increased outsourcing of product engineering and manufacturing by OEMs, and in part to OEMs reducing the total number of their suppliers by more frequently awarding long-term, sole-source or preferred supplier contracts to the most capable global suppliers. Speed is an important competitive factor, with the fastest industry participants able to maximize key resources and contain costs.

No assurance can be given as to whether or when any strategic growth initiatives will be consummated in the future. We will continue to consider acquisitions as a means of growing the company or adding needed technologies, but cannot predict whether our participation or lack of participation in industry consolidation will ultimately be beneficial to us.

See Item 1A. Risk Factors for information on certain risks associated with strategic initiatives.

Joint Ventures

As the automotive industry has become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. As of September 30, 2006, our continuing operations participated in 26 joint ventures with interests in the United States, Brazil, Canada, China, Colombia, the Czech Republic, France, Germany, India, Italy, Korea, Mexico, the Slovak Republic, Turkey, the United Kingdom and Venezuela.

In accordance with accounting principles generally accepted in the United States, our consolidated financial statements include the operating results of those majority-owned joint ventures in which we have control. Significant unconsolidated joint ventures include our 50%-owned North American joint venture with WABCO (ABS systems for heavy-duty commercial vehicles) and our 50% interest in Arvin Sango Inc. (emissions technologies) in the United States (see Note 13 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below).

Since the beginning of fiscal year 2006, we completed the following significant initiatives with respect to our joint ventures:

•	As noted above, in the first quarter of fiscal year 2006, we sold our 39% interest in the Purolator India LVA joint venture.

•

In the fourth quarter of fiscal year 2006, LVS formed a joint venture with Pyeong Hwa automotive for the final assembly of fully integrated door modules for Kia Motors Corporation’s new facility in Slovakia.

Research and Development

We have significant research, development, engineering and product design capabilities. We spent $177 million in fiscal year 2006, $171 million in fiscal year 2005 and $157 million in fiscal year 2004 on company-sponsored research, development and engineering. At September 30, 2006, we employed approximately 1,450 professional engineers and scientists.

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

Our registered trademarks ArvinMeritor®, Arvin® and Meritor® are important to our business. Other significant trademarks owned by us include Fumagalli™ (wheels), Zeuna Stärker® (emissions systems) and Golde® (sunroofs) with respect to LVS; and ROR™ (trailer axles) with respect to CVS. In connection with the 1997 spin-off of Meritor’s common stock to the shareowners of Rockwell International Corporation (now Rockwell Automation, Inc., and referred to in this Annual Report on Form 10-K as “Rockwell”) and the transfer of Rockwell’s automotive businesses to Meritor, Meritor entered into an agreement that allows us to continue to apply the "Rockwell" brand name to our products until September 30, 2007.

Substantially all of our intellectual property is subject to a first priority perfected security interest securing our obligations to the lenders under our credit facility. See Note 16 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Employees

At September 30, 2006, we had approximately 27,500 full-time employees. At that date, approximately 4,100 employees in the United States and Canada were covered by collective bargaining agreements and most of our facilities outside of the United States and Canada were unionized. We believe our relationship with unionized employees is satisfactory.

Our collective bargaining agreement with the Canadian Auto Workers (“CAW”) at our CVS brakes facility in Ontario, Canada, expired on June 3, 2006. On June 4, 2006, we announced that, after lengthy negotiations, a new tentative agreement with the CAW had not yet been reached and, as a result, we had suspended operations at the facility. On June 12, 2006, we reached a tentative agreement with the CAW, which was subsequently ratified on June 14, 2006, and resumed operations. As a result of this work stoppage, we experienced temporary manufacturing inefficiencies and incurred certain costs in order to return to normal production. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Overview and Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information on the estimated financial impact of this work stoppage. Other than the foregoing, no significant work stoppages have occurred in the past five years.

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

We have been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined. In addition to Superfund sites, various other lawsuits, claims and proceedings have been asserted against us, alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. We have established reserves for these liabilities. See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information as to our estimates of the total reasonably possible costs we could incur and the amounts recorded as a liability as of September 30, 2006, and as to changes in environmental accruals during fiscal year 2006.

The process of estimating environmental liabilities is complex and dependent on physical and scientific data at the site, uncertainties as to remedies and technologies to be used, and the outcome of discussions with regulatory agencies. The actual amount of costs or damages for which we may be held responsible could materially exceed our current estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation and other factors that make it difficult to predict actual costs accurately. However, based on management's assessment, after consulting with Vernon G. Baker, II, Esq., General Counsel of ArvinMeritor, and with outside advisors who specialize in environmental matters, and subject to the difficulties inherent in estimating these future costs, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business, financial condition or results of operations. In addition, in future periods, new laws and regulations, changes in remediation plans, advances in technology and additional information about the ultimate clean-up remedy could significantly change our estimates. Management cannot assess the possible effect of compliance with future requirements.

International Operations

Approximately 48% of our total assets related to continuing operations as of September 30, 2006 and 50% of fiscal year 2006 sales from continuing operations were outside North America. See Note 24 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for financial information by geographic area for the three fiscal years ended September 30, 2006. Our international operations are subject to a number of risks inherent in operating abroad (see Item 1A. Risk Factors below). There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

Our operations are also exposed to global market risks, including foreign currency exchange rate risk related to our transactions denominated in currencies other than the U.S. dollar. We have implemented a foreign currency cash flow hedging program to help reduce the company’s exposure to changes in exchange rates. We use foreign currency forward contracts to manage the company’s exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign exchange forward contracts. The contracts generally mature within 12 months. It is our policy not to enter into derivative financial instruments for speculative purposes and, therefore, we hold no derivative instruments for trading purposes. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note 17 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Seasonality; Cyclicality

LVS and CVS may experience seasonal variations in the demand for products to the extent automotive vehicle production fluctuates. Historically, for both segments, demand has been somewhat lower in the quarters ended September 30 and December 31, when OEM plants may close during model changeovers and vacation and holiday periods.

In addition, the industries in which LVS and CVS operate have been characterized historically by periodic fluctuations in overall demand for trucks, passenger cars and other vehicles for which we supply products, resulting in corresponding fluctuations in demand for our products. Production and sales of the vehicles for which we supply products generally depend on economic conditions and a variety of other factors that are outside our control, including customer spending and preferences, labor relations and regulatory requirements. See Item 1A. Risk Factors below. Cycles in the major automotive industry markets of North America and Europe are not necessarily concurrent or related. We have sought and will continue to seek to expand our operations globally to mitigate the effect of periodic fluctuations in demand of the automotive industry in one or more particular countries.

The following table sets forth vehicle production in principal markets served by LVS and CVS for the last five fiscal years:

	Year Ended September 30,
	2006	2005	2004	2003	2002
Light Vehicles (in millions):
North America	15.7	15.6	15.9	15.9	16.3
South America	3.0	2.7	2.3	2.3	1.9
Western Europe (including Czech Republic)	16.4	16.4	16.9	16.9	16.5
Asia/Pacific	24.8	22.5	20.9	20.9	17.3
Commercial Vehicles (in thousands):
North America, Heavy-Duty Trucks	352	324	235	235	169
North America, Medium-Duty Trucks	216	208	172	172	133
United States and Canada, Trailers	312	327	284	284	145
Western Europe, Heavy- and Medium-Duty Trucks	439	421	376	376	363
Western Europe, Trailers	118	115	109	109	101

Source: Automotive industry publications and management estimates.

We anticipate the North American heavy-duty truck market to decrease approximately 33% in fiscal year 2007, with production at an estimated 235,000 units. In Western Europe, we expect production of heavy- and medium-duty trucks to be approximately 419,000 units. Our most recent outlook shows North American and Western European light vehicle production during fiscal year 2007 to be about the same as fiscal year 2006. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview and - Results of Operations below for information on the effects of recent market cycles on our sales and earnings.

Available Information

We make available free of charge through our web site (www.arvinmeritor.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed.

Cautionary Statement

This Annual Report on Form 10-K contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market cycles and conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); availability and cost of raw materials, including steel; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of the company’s suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations and the ability to achieve the expected benefits of restructuring actions; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; competitive product and pricing pressures; the amount of the company’s debt; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; rising costs of pension and other post-retirement benefits and possible changes in pension and other accounting rules; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of this Annual Report on Form 10-K: Item 1. Business, “Customers; Sales and Marketing”; “Competition”; “Raw Materials and

Supplies”; “Strategic Initiatives”; “Environmental Matters”;“International Operations”; and “Seasonality; Cyclicality”; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Item 1A.	Risk Factors.

Our business, financial condition and results of operations can be impacted by a number of risks, including those described below and elsewhere in this Annual Report on Form 10-K, any one of which could cause our actual results to vary materially from recent results or from anticipated future results. Any of these individual risks could materially and adversely affect our business, financial condition and results of operations. This effect could be compounded if multiple risks were to occur.

We operate in an industry that is cyclical and that has periodically experienced significant year-to-year fluctuations in demand for vehicles; we also experience seasonal variations in demand for our products.

The industries in which LVS and CVS operate have been characterized historically by periodic fluctuations in overall demand for trucks, passenger cars and other vehicles for which we supply products, resulting in corresponding fluctuations in demand for our products. The cyclical nature of the automotive industry cannot be predicted with certainty.

Production and sales of the vehicles for which we supply products generally depend on economic conditions and a variety of other factors that are outside our control, including customer spending and preferences, labor relations and regulatory requirements. In particular, demand for CVS products can be affected by pre-buy before the effective date of new regulatory requirements, such as changes in emissions standards. Implementation of new, more stringent, emissions standards is scheduled for 2007 and 2010 in the U.S. and 2008 in Europe, and we believe that heavy-duty truck demand in these markets could increase prior to the effective dates of the new regulations, but is likely to fall in North America in 2007 after the new standards are implemented.

LVS and CVS may also experience seasonal variations in the demand for products to the extent that automotive vehicle production fluctuates. Historically, for both segments, demand has been somewhat lower in the quarters ended September 30 and December 31, when OEM plants may close during model changeovers and vacation and holiday periods.

We depend on large OEM customers.

Both LVS and CVS are dependent upon large OEM customers with substantial bargaining power with respect to price and other commercial terms. Loss of all or a substantial portion of sales to any of our large volume customers for whatever reason (including, but not limited to, loss of market share by these customers, loss of contracts, insolvency of such customers, reduced or delayed customer requirements, plant shutdowns, strikes or other work stoppages affecting production by such customers), or continued reduction of prices to these customers, could have a significant adverse effect on our financial results. There can be no assurance that we will not lose all or a portion of sales to our large volume customers, or that we will be able to offset continued reduction of prices to these customers with reductions in our costs.

During fiscal year 2006, DaimlerChrysler AG (which owns Chrysler, Mercedes-Benz AG and Freightliner Corporation), a significant customer of LVS and CVS, accounted for approximately 18% of our total sales from continuing operations. In addition, sales to Volkswagen accounted for approximately 11% and sales to General Motors Corporation and Ford Motor Company each accounted for approximately 10% of our total sales from continuing operations. No other customer accounted for 10% or more of our total sales from continuing operations in fiscal year 2006. These sales include pass-through components that are acquired and incorporated into our systems or modules at the customer’s request.

The level of our sales to large OEM customers depends on their production and sales volumes. Several of our significant customers have major union contracts that expire and are subject to renegotiation over the next few years. Any strikes or other actions that affect our customers’ production during this process would also affect our sales. Further, to the extent that the financial condition, including bankruptcy, or market share of any of our largest customers deteriorates or their sales otherwise decline, our financial position and results of operations could be adversely affected.

We operate in a highly competitive industry.

Each of ArvinMeritor's businesses operates in a highly competitive environment. LVS and CVS compete worldwide with a number of North American and international providers of components and systems, some of which are owned by or associated with some of our customers. Some of these competitors are larger and have greater financial resources or have established relationships with significant customers. In addition, certain OEMs manufacture for their own use products of the types we supply, and any future increase in this activity could displace LVS and CVS sales.

Many companies in the automotive industry have undertaken substantial contractual obligations to current and former employees, primarily with respect to pensions and other post-retirement benefits. The bankruptcy or insolvency of a major competitor could result in that company’s eliminating or reducing some or all of these obligations, which could give that competitor a cost advantage over us.

A disruption in supply or a significant increase in price of raw materials or parts could impact our production and increase our costs.

We concentrate our purchases of certain raw materials and parts over a limited number of suppliers. Some of these suppliers are located in developing countries, and some have experienced weakening financial strength in recent years that resulted, for some companies, in filing for protection under the bankruptcy laws.We are dependent upon the ability of our suppliers to meet performance and quality specifications and delivery schedules. The inability of a supplier to meet these requirements, the loss of a significant supplier, or any labor issues or work stoppages at a significant supplier, could disrupt the supply of raw materials and parts to our facilities and could have an adverse effect on us.

In addition, prices of raw materials, primarily steel and oil, for our business segments' manufacturing needs negatively impacted our operating income in fiscal year 2006. Although we have had some success in recovering a portion of higher steel prices from our customers, the price of steel, net of recoveries, continues to challenge our industry. We cannot predict the availability or price of steel in fiscal year 2007 and beyond. If steel supplies are inadequate for our needs, or if prices remain at current levels or increase and we are unable to either pass these prices to our customer base or otherwise mitigate the costs, our operating income could continue to be adversely affected.

Work stoppages or similar difficulties could significantly disrupt our operations.

A work stoppage at one or more of our manufacturing facilities could have material adverse effects on our business. In addition, if a significant customer were to experience a work stoppage, that customer could halt or limit purchases of our products, which could result in shutting down the related manufacturing facilities. Also, a significant disruption in the supply of a key component due to a work stoppage at one of our suppliers could result in shutting down manufacturing facilities, which could have a material adverse effect on our financial results.

Our international operations are subject to a number of risks.

We have a significant amount of facilities and operations outside the United States, including investments and joint ventures in developing countries. These international operations are subject to a number of risks inherent in operating abroad, including, but not limited to:

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

Our liquidity, including our access to capital markets and financing, could be constrained by our credit ratings, our ability to comply with financial covenants in our debt instruments, and our suppliers extending normal trade credit terms on our purchases.

Our corporate credit rating at Standard & Poor’s is BB and at Moody’s Investors Service is Ba2. Standard & Poor’s has our credit ratings on credit watch with a negative outlook. There are a number of factors, including our ability to achieve the intended benefits from our announced restructuring and other strategic activities on a timely basis, that could result in further lowering of our credit ratings. The rating agencies’ opinions about our creditworthiness may also be affected by their views of conditions in the automotive and trucking industry generally, including their views concerning the financial condition of our major OEM customers. If the credit rating agencies perceive further weakening in the industry, they could lower our ratings. Further declines in our ratings could reduce our access to capital markets, further increase our borrowing costs and result in lower trading prices for our securities.

Our ability to borrow under our existing financing arrangements depends on our compliance with covenants in the related agreements, including covenants that require maintenance of certain financial ratios. To the extent that we are unable to maintain compliance with these requirements, due to one or more of the various risk factors discussed herein or otherwise, our ability to borrow, and our liquidity, would be adversely impacted.

Our liquidity could also be adversely impacted if our suppliers were to suspend normal trade credit terms and require payment in advance or payment on delivery of purchases. If this were to occur, we would be dependent on other sources of financing to bridge the additional period between payment of our suppliers and receipt of payments from our customers.

Our strategic initiatives may be unsuccessful, may take longer than anticipated, or may result in unanticipated costs.

Our future strategic initiatives could include divestitures, acquisitions and restructurings.

The success and timing of any future divestitures and acquisitions will depend on a variety of factors, many of which are not within our control. If we engage in acquisitions, we may finance these transactions by issuing additional debt or equity securities. The additional debt from any such acquisitions, if consummated, could increase our debt to capitalization ratio. In addition, the ultimate benefit of any acquisition would depend on our ability to successfully integrate the acquired entity or assets into our existing business and to achieve any projected synergies.

We announced restructuring plans in fiscal year 2005 and in the first quarter of fiscal year 2007, and we may undertake additional restructuring actions in the future. There is no assurance that the total costs and total cash costs associated with the current and any future restructuring will not exceed our estimates, or that we will be able to achieve the intended benefits of these restructurings.

We are exposed to environmental, health and safety and product liabilities.

Our business is subject to liabilities related to the outcome of litigation with respect to environmental and health and safety matters. In addition, we are required to comply with federal, state, local and foreign laws and regulations governing the protection of the environment and occupational health and safety, and we could be held liable for damages arising out of human exposure to hazardous substances or other environmental or natural resource damages. There is also an inherent risk of exposure to warranty and product liability claims, as well as product recalls, in the automotive and commercial vehicle industry if our products fail to perform to specifications and are alleged to cause property damage, injury or death.

With respect to environmental liabilities, we have been designated as a potentially responsible party at seven Superfund sites, and various other lawsuits, claims and proceedings have been asserted against us alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments. We have established reserves for these liabilities, but the process of estimating environmental liabilities is complex and dependent on physical and scientific data at the site, uncertainties as to remedies and technologies to be used, and the outcome of discussions with regulatory agencies. The actual amount of costs or damages for which we may be held responsible could materially exceed our current estimates because of a number of uncertainties that make it difficult to predict actual costs accurately. In future periods, new laws and regulations, changes in remediation plans, advances in technology and additional information about the ultimate clean-up remedy could significantly change our estimates, and management cannot assess the possible effect of compliance with future requirements.

We are exposed to asbestos litigation liability.

One of our subsidiaries, Maremont Corporation, manufactured friction products containing asbestos from 1952 through 1977, when it sold its friction product business. We acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. We, along with many other companies, have also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products. Liability for these claims was transferred to us at the time of the spin-off of the automotive business to Meritor from Rockwell in 1997.

The uncertainties of asbestos claim litigation and resolution of the litigation with insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. The possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process increases that uncertainty. Although we have established reserves to address asbestos liability and corresponding recoveries from insurance companies, if the assumptions with respect to the nature or pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for asbestos-related claims, and the effect on us, could differ materially from our current estimates and, therefore, could have a material impact on our financial position and results of operations.

We are exposed to the rising cost of pension and other post-retirement benefits, and are currently involved in litigation the outcome of which could further increase these costs.

The automotive and commercial vehicle industry, like other industries, continues to be impacted by the rising cost of pension and other post-retirement benefits. In estimating our expected obligations under the pension and post-retirement benefit plans, we make certain assumptions as to economic and demographic factors, such as discount rates, investment returns and health care cost trends. If actual experience as to these factors is worse than our assumptions, our obligations could increase. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans, such as a retiree health care plan, on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. SFAS 158 is effective for recognition of the funded status of the plans for fiscal years ending after December 15, 2006. When adopted, SFAS 158 will have an immediate adverse impact on the book value of our equity.

To partially address the impact of rising post-retirement benefit costs, we amended certain retiree medical plans in fiscal years 2002 and 2004, to phase out current benefits by no later than fiscal year 2023, and to eliminate benefits for Medicare eligible retirees beginning in January 2006.

Three separate class action lawsuits were filed in the United States District Court for the Eastern District of Michigan against us as a result of these amendments. The lawsuits allege that the changes breach the terms of various collective bargaining agreements entered into with the United Auto Workers (the UAW lawsuit) and the United Steel Workers (the USW lawsuit) at facilities that have either been closed or sold, and allege a companion claim restating these claims and seeking to bring them under the Employee Retirement Income Security Act of 1974.

On December 22, 2005, the court issued an order granting a motion by the United Auto Workers for a preliminary injunction. The order enjoined us from implementing the changes to retiree health benefits that had been scheduled to become effective on January 1, 2006, and ordered us to reinstate and resume paying the full cost of health benefits for the United Auto Workers retirees at the levels existing prior to the changes approved in 2002 and 2004. On August 17, 2006, the District Court granted a motion by the UAW for summary judgment; ordered the defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier modifications to benefits; and granted the UAW’s request to make the terms of the preliminary injunction permanent.

Due to the uncertainty related to the UAW lawsuit and because the injunction has the impact of at least temporarily changing the benefits provided under the existing post-retirement medical plans, we have accounted for the injunction as a rescission of the 2002 and 2004 plan amendments that modified UAW retiree healthcare benefits. We recalculated the accumulated postretirement benefit obligation, or APBO, as of December 22, 2005, which resulted in an increase in the APBO of $168 million. The increase in APBO will offset the remaining unamortized negative prior service cost of the 2002 and 2004 plan amendments and will increase retiree medical expense over the average remaining service period associated with the original plan amendments of approximately 10 years. In addition, the increase in APBO resulted in higher interest cost, a component of retiree medical expense. We began recording the impact of the injunction in March 2006, 90 days from the December 22, 2005 measurement date, which is consistent with the 90-day lag between our normal plan measurement date of June 30 and our fiscal year-end. In addition, the injunction required the defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. We recorded a $5 million reserve at September 30, 2006 as the best estimate of our liability for these retroactive benefits. Including the estimated liability for retroactive benefits, the accounting for the injunction increased our retiree medical expense by approximately $17 million in fiscal year 2006. We have appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit. The ultimate outcome of the UAW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

Based on management’s assessment of the USW lawsuit, the 2002 and 2004 plan amendments are still in effect for USW retirees. The ultimate outcome of the USW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At September 30, 2006, our operating segments and discontinued operations and our joint ventures had the following facilities in the United States, Europe, South America, Canada, Mexico, Australia, South Africa and the Asia/Pacific region:

	Manufacturing Facilities	Engineering Facilities, Sales Offices, Warehouses and Service Centers

LVS	67	15
CVS	34	32
LVA	10	7
Other	1	4
	112	58

These facilities had an aggregate floor space of approximately 23.3 million square feet, substantially all of which is in use. We owned approximately 77% and leased approximately 23% of this floor space. Substantially all of our domestic plants and equipment are subject to liens securing our obligations under our $1.15 billion credit facilities with a group of banks (see Note 16 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data). In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2006, is as follows:

	Owned Facilities				Leased Facilities
Location	LVS	CVS	LVA	Other	LVS	CVS	LVA	Other	Total
	(in thousands of square feet)
United States	2,088	2,683	397	742	641	1,280	11	—	7,842
Canada	454	413	—	—	88	173	20	—	1,148
Europe	2,429	3,179	1,167	—	1,091	196	597	1	8,660
Asia/Pacific	201	471	—	—	248	544	100	—	1,564
Latin America	1,445	2,011	108	—	104	56	156	—	3,880
Africa	238	—	—	—	—	—	—	—	238
Total	6,855	8,757	1,672	742	2,172	2,249	884	1	23,332

Item 3.	Legal Proceedings

1. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Note 20 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information with respect to three class action lawsuits filed against the company as a result of modifications made to its retiree medical benefits.

2. On October 5, 2006, ZF Meritor LLC, a joint venture between an ArvinMeritor subsidiary and ZF Friedrichshafen AG, filed a lawsuit against Eaton Corporation in the United States District Court for the District of Delaware, alleging that Eaton had engaged in exclusionary, anticompetitive conduct in the markets for heavy-duty truck transmissions, in violation of the U.S. antitrust laws. The plaintiffs seek an injunction prohibiting Eaton from engaging in such anticompetitive conduct and monetary damages.

3. See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information with respect to litigation related to alleged asbestos-related liabilities.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

Item 4A.	Executive Officers of the Registrant.

The name, age, positions and offices held with ArvinMeritor and principal occupations and employment during the past five years of each of our executive officers as of October 31, 2006, are as follows:

Charles G. McClure, Jr., 53 - Chairman of the Board, Chief Executive Officer and President since August 2004. Chief Executive Officer of Federal-Mogul Corporation (automotive component supplier) from July 2003 to July 2004; President and Chief Operating Officer of Federal-Mogul Corporation from January 2001 to July 2003.

Vernon G. Baker, II, 53 - Senior Vice President and General Counsel since July 2000.

Jeffrey A. Craig, 46 – Vice President and Controller since May 2006. President and Chief Executive Officer, Commercial Finance, of General Motors Acceptance Corporation (automotive and commercial finance, mortgage, real estate and insurance businesses) from 2001 to May 2006.

Linda M. Cummins, 59 - Senior Vice President, Communications, since July 2000.

James D. Donlon, III, 60 - Senior Vice President and Chief Financial Officer since April 2005. Senior Vice President and Chief Financial Officer of Kmart Corporation (retailer) from January 2004 to March 2005; Senior Vice President and Controller of the Chrysler Division of DaimlerChrysler AG (automotive) from 2001 to 2003.

Mary A. Lehmann, 47 – Vice President and Treasurer since January 2006. Assistant Treasurer of ArvinMeritor from 2004 to January 2006; Director, Affiliate Financing, of Ford Motor Company (automotive) from 2001 to 2004.

Perry L. Lipe, 60 - Senior Vice President and Chief Information Officer since July 2000.

Philip R. Martens, 46 – Senior Vice President and President, Light Vehicle Systems, since September 2006. President and Chief Operating Officer of Plastech Engineered Products, Inc. (automotive component supplier) from 2005 to 2006; Group Vice President, Product Creation, of Ford Motor Company (automotive) from 2003 to 2005; Vice President, North American Product Creation, of Ford Motor Company in 2003;Vice President, North American Product Development of Ford Motor Company from 2002 to 2003; and Managing Director, Planning, Design and Product Development of Mazda Motor Company (automotive) from 1999 to 2002.

Robert Ostrov, 57 – Senior Vice President, Human Resources, since September 2006. Vice President, Human Resources and Labor Relations, of FedEx Ground Package System, Inc. (shipping services), a subsidiary of FedEx Corporation, from 2005 to September 2006; Attorney, Arnold & Partners, from February 2003 to 2005; Senior Vice President, Human Resources, of TruServ Corporation (now True Value Company) (hardware, plumbing and heating supplies) from 1997 to February 2003.

Carsten J. Reinhardt, 39 – Senior Vice President and President, Commercial Vehicle Systems since September 2006. Chief Executive Officer and President of Detroit Diesel Corporation (a subsidiary of DaimlerChrysler AG) from March 2003 to August 2006; Plant Manager of the Portland Truck Manufacturing Plant of Freightliner LLC/Western Star Trucks (subsidiaries of DaimlerChrysler AG) from October 2002 to February 2003; Vice President and General Manager, Operations, of Western Star Trucks from March 2001 to September 2002.

Rakesh Sachdev, 50 – Senior Vice President, Corporate Development and Strategy, since April 2005. Vice President and Controller of ArvinMeritor from August 2003 to March 2005; Vice President and General Manager, Worldwide Braking Systems, of ArvinMeritor from December 2000 to July 2003.

H. H. “Buddy” Wacaser, 57 – Senior Vice President and President, Emissions Technology Group, since September 2006. President and Chief Executive Officer of Meridian Automotive Systems, Inc. (automotive component supplier) from 2002 to 2005; Executive Vice President of Meridian Automotive Systems, Inc. from 1997 to 2002.

Bonnie Wilkinson, 56 – Vice President and Secretary since November 2001.

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

ArvinMeritor's common stock, par value $1 per share (“Common Stock”), is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol "ARM." On October 31, 2006, there were 27,504 shareowners of record of ArvinMeritor's Common Stock.

The high and low sale prices per share of ArvinMeritor Common Stock for each quarter of fiscal years 2006 and 2005 were as follows:

	Fiscal Year 2006		Fiscal Year 2005
Quarter Ended	High	Low	High	Low
December 31	$17.28	$12.67	$22.83	$16.25
March 31	17.68	13.21	22.62	15.15
June 30	17.90	14.52	19.92	11.74
September 30	17.36	13.37	20.22	15.70

Quarterly cash dividends in the amount of $0.10 per share were declared and paid in each quarter of the last two fiscal years.

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on securities authorized for issuance under equity compensation plans.

On August 7, 2006, the company issued 11,400 shares of Common Stock to a retiring non-employee director in settlement of restricted share units that were awarded to him in 2004, 2005 and 2006 as annual grants under the 2004 Directors Stock Plan. The issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

Item 6. Selected Financial Data.

The following sets forth selected consolidated financial data. Prior period amounts have been restated for discontinued operations. The data should be read in conjunction with the information included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data below.

	Year Ended September 30,
SUMMARY OF OPERATIONS	2006	2005	2004	2003	2002
Sales
Light Vehicle Systems	$4,905	$4,819	$4,672	$4,058	$3,309
Commercial Vehicle Systems	4,290	4,054	3,215	2,422	2,249
Total	$9,195	$8,873	$7,887	$6,480	$5,558

Income (Loss) from Continuing Operations (1)	$(174)	$63	$117	$105	$104
Income (Loss) from Discontinued Operations (2)	(1)	(51)	(159)	32	45
Income (Loss) Before Cumulative Effect of Accounting Change	(175)	12	(42)	137	149
Cumulative Effect of Accounting change	—	—	—	(4)	(42)
Net Income (Loss)	$(175)	$12	$(42)	$133	$107

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations (1)	$(2.51)	$0.92	$1.74	$1.58	$1.56
Discontinued Operations (2)	(0.01)	(0.75)	(2.36)	0.47	0.68
Cumulative Effect of Accounting Change	—	—	—	(0.06)	(0.63)
Basic Earnings (Loss) per Share	$(2.52)	$0.17	$(0.62)	$1.99	$1.61

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations (1)	$(2.51)	$0.90	$1.71	$1.55	$1.55
Discontinued Operations (2)	(0.01)	(0.73)	(2.32)	0.47	0.67
Cumulative Effect of Accounting Change	—	—	—	(0.06)	(0.63)
Diluted Earnings (Loss) per Share	$(2.52)	$0.17	$(0.61)	$1.96	$1.59

Cash Dividends per Share	$0.40	$0.40	$0.40	$0.40	$0.40

FINANCIAL POSITION AT SEPTEMBER 30
Total Assets	$5,513	$5,870	$5,639	$5,448	$4,717
Short-term Debt	56	136	5	19	15
Long-term Debt	1,184	1,451	1,487	1,541	1,473

—————————

(1)       Fiscal year 2006 loss from continuing operations includes a $310 million ($310 million after-tax) non-cash goodwill impairment charge, $37 million ($23 million after-tax) of restructuring charges, gains on divestitures of $28 million ($17 million after-tax) and environmental rememdiation charges of $8 million ($5 million after-tax). Fiscal year 2005 income from continuing operations includes restructuring charges of $86 million ($53 million after-tax), charges associated with certain customer bankruptcies of $14 million ($9 million after-tax), environmental charges of $7 million ($4 million after-tax), and a gain on divestitures of $4 million ($3 million after-tax). Fiscal year 2004 income from continuing operations include restructuring charges of $15 million ($11 million after-tax), environmental remediation charges of $11 million ($8 million after-tax), a withdrawn tender offer net charge of $9 million ($6 million after-tax). Fiscal year 2003 income from continuing operations include restructuring charges of $20 million ($14 million after-tax) and a gain on divestitures of $15 million ($11 million after-tax). Fiscal year 2002 income from continuing operations includes restructuring charges of $11 million ($8 million after-tax).

(2)            Fiscal year 2006 includes a net gain on the sale of certain LVA businesses of $28 million ($18 million after-tax) and non-cash impairment charges of $22 million ($14 million after-tax) to record certain North American LVA businesses at fair value. Fiscal year 2005 includes a non-cash impairment charge of $43 million ($28 million after-tax) to record certain North American LVA businesses at fair value. Fiscal year 2004 includes a non-cash goodwill impairment charge of $190 million in our LVA business.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

ArvinMeritor, Inc. is a global supplier of a broad range of integrated systems, modules and components to the motor vehicle industry. The company serves light vehicle, commercial truck, trailer and specialty original equipment manufacturers and certain aftermarkets. Headquartered in Troy, Michigan, the company employs approximately 27,500 people at 112 manufacturing facilities in 26 countries. ArvinMeritor common stock is traded on the New York Stock Exchange under the ticker symbol ARM.

During fiscal year 2006, we completed the following transactions, which significantly improved our financial strength and liquidity position.

•	Issued $300 million of 4.625 percent convertible senior unsecured notes due 2026, with an earlier redemption option beginning in 2016;
•

Replaced our $900 million revolving credit facility that was to expire in 2008 with two new senior secured credit facilities totaling $1.15 billion. The new credit facilities include a $980 million revolving credit facility and a $170 million term loan maturing in 2011 and 2012, respectively;

•	Purchased and extinguished $672 million of fixed term debt with maturities ranging from 2007 though 2012, resulting in no significant fixed-term debt maturing until 2012;
•

Sold our LVA North American filters, exhaust and motion control businesses, our Gabriel South Africa ride control business, and our 39 percent interest in our Purolator India joint venture, generating cash proceeds of approximately $220 million; and

•	Increased our European accounts receivable securitization and factoring programs, resulting in total availability of $300 million.

In fiscal year 2006, our light vehicle emissions technologies business continued to face significant challenges, including higher raw material costs, intense pricing pressures and increased competition. These factors were greater than previously anticipated and partially offset the expected benefits from our fiscal year 2005 restructuring actions. In addition, higher stainless steel prices and recent downturns in production at certain North American manufacturers are expected to further negatively impact the financial performance of this business in fiscal year 2007. These combined factors resulted in a decline in the fair value of the light vehicle emissions technologies business in fiscal year 2006, and accordingly, we recorded a $310 million non-cash goodwill impairment charge in the fourth quarter of fiscal year 2006. In response to these challenges we continue to rationalize and restructure this business. We are merging our light and commercial vehicle emissions businesses into a combined Emissions Technologies (ET) business and beginning in fiscal year 2007, ET will be a separate reportable segment. We have also identified restructuring plans to downsize certain facilities and realign our manufacturing footprint to utilize assets more efficiently, improve operations and lower costs. The total estimated cost of these actions is $50 million, of which approximately $40 million is expected to be cash costs. This restructuring program will be executed over the next 12 to 36 months. No amounts have been recorded for this restructuring program at September 30, 2006.

Our financial results for fiscal year 2006 were favorably impacted by strong volumes in the principal markets served by our Commercial Vehicle Systems (CVS) business. These results were negatively impacted by a labor disruption and work stoppage at our commercial vehicle brakes facility in Tilbury, Ontario, Canada in the third quarter of fiscal year 2006. In June 2006, a tentative collective bargaining agreement with the Canadian Auto Workers (“CAW”) could not be reached and, as a result, operations at the facility were suspended. An agreement with the CAW was eventually reached and operations resumed. This labor disruption negatively impacted operating income during fiscal year 2006 by $45 million. Included in this amount are premium labor costs, expedited freight and logistical costs and other costs associated with production disruptions at certain customers’ facilities.

A summary of our results for the fiscal year ended September 30, 2006 is as follows:

•	Sales were $9.2 billion, up 4 percent from a year ago.
•	Operating margins were negative 1.3 percent, down from 2.1 percent a year ago. Fiscal year 2006 operating margins were significantly impacted by the $310 million non-cash goodwill impairment charge.
•	Basic and diluted loss per share from continuing operations was $2.51, compared to earnings of $0.90 per diluted share in fiscal year 2005.
•	Basic and diluted loss per share from discontinued operations were $0.01, compared to $0.73 per diluted share in the prior year.
•	Net loss was $175 million or $2.52 per basic and diluted share, compared to net income of $12 million, or $0.17 per diluted share in the prior year.

We continue to execute our restructuring plans announced in early fiscal year 2005 and recorded $37 million of restructuring costs, primarily in our LVS business segment, in fiscal year 2006. To date, we have downsized, consolidated, closed or sold 11 facilities, primarily in the LVS business segment.

Higher raw material costs and intense competition, coupled with global excess capacity most notably in the light vehicle industry, have created pressure from customers to reduce our prices. We continuously work to address these competitive challenges and offset price decreases by reducing costs, improving productivity and restructuring operations. The company’s cost reduction and productivity programs, including savings from our restructuring actions, more than offset the impact of lower selling prices to our customers in fiscal year 2006.

Also impacting our industry is the rising cost of pension and other post-retirement benefits. To partially address this issue we approved amendments to certain retiree medical plans in fiscal years 2002 and 2004. The cumulative effect of these amendments was a reduction in the accumulated postretirement benefit obligation (APBO) of $293 million, which was being amortized as a reduction of retiree medical expense over the average remaining service period of approximately 12 years. These plan amendments have been challenged in three separate class action lawsuits filed in the United States District Court for the Eastern District of Michigan (District Court). The lawsuits allege that the changes breach the terms of various collective bargaining agreements entered into with the United Auto Workers (the UAW lawsuit) and the United Steel Workers (the USW lawsuit) at facilities that have either been closed or sold. Plaintiffs in the UAW lawsuit sought injunctive relief requiring the company to provide lifetime retiree health care benefits under the applicable collective bargaining agreements. On December 22, 2005, the District Court issued an order granting a motion by the UAW for a preliminary injunction. The order enjoined the company from implementing the changes to retiree health benefits that had been scheduled to become effective on January 1, 2006, and ordered the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes approved in 2002 and 2004. On August 17, 2006, the District Court denied a motion by the company and the other defendants for summary judgment; granted a motion by the UAW for summary judgment; and granted the UAW’s request to make the terms of the preliminary injunction permanent (the injunction). Due to the uncertainty related to the ongoing lawsuits and because the injunction has the impact of at least temporarily changing the benefits provided under the existing postretirement medical plans, we have accounted for the injunction as a rescission of the 2002 and 2004 plan amendments that modified UAW retiree healthcare benefits. In addition, the injunction ordered the defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. We recorded a $5 million reserve at September 30, 2006 as the best estimate of our liability for these retroactive benefits. Including the estimated liability for retroactive benefits, the accounting for the injunction increased retiree medical expense by approximately $17 million in fiscal year 2006. We continue to believe we have meritorious defenses to these actions and have appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit. The ultimate outcome of the UAW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated. Based on management’s assessment of the USW lawsuit, the 2002 and 2004 plan amendments are still in effect for USW retirees. The ultimate outcome of the USW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

We previously announced our intention to divest our Light Vehicle Aftermarket (LVA) businesses and therefore these businesses are reported as discontinued operations for all periods presented. As previously mentioned, we sold our LVA North American filters, exhaust and motion control businesses, our Gabriel South Africa ride control business and our 39 percent interest in our Purolator India joint venture during fiscal year 2006, generating cash proceeds of approximately $220 million. These businesses represented a significant portion of our combined LVA business and we expect to complete the divestiture of our remaining LVA businesses in fiscal year 2007.

In December 2005, we sold our light vehicle ride control business located in Asti, Italy. This sale, along with the previous divestiture of our 75-percent interest in AP Amortiguadores, S.A. (APA) in the second quarter of fiscal year 2004, substantially completed our plan to exit the LVS ride control business. Therefore, the results of operations of this business are included in discontinued operations for all periods presented.

Cash provided by operating activities for the fiscal year ended September 30, 2006 was $440 million, compared to $32 million of cash used by operating activities in the prior year. The increase in cash flow was largely driven by a reduction in working capital, including non-recourse sales of accounts receivable, and lower pension and retiree medical contributions of $50 million.

MARKET OUTLOOK

Historically, the company has experienced periodic fluctuations in demand for light, commercial and specialty vehicles and certain aftermarkets, most notably in our commercial vehicle markets in North America. Vehicle production in our principal markets for the last five fiscal years is shown below:

	Year Ended September 30
	2006	2005	2004	2003	2002
Light Vehicles (in millions):
North America	15.7	15.6	15.9	16.0	16.3
South America	3.0	2.7	2.3	2.0	1.9
Western Europe (including Czech Republic)	16.4	16.4	16.9	16.7	16.5
Asia/Pacific	24.8	22.7	20.9	18.9	17.3
Commercial Vehicles (in thousands):
North America, Heavy-Duty Trucks	352	324	235	164	169
North America, Medium-Duty Trucks	216	208	172	141	133
United States and Canada, Trailers	312	327	284	213	145
Western Europe, Heavy- and Medium-Duty Trucks	439	421	376	364	363
Western Europe, Trailers	118	115	109	98	101

————————

Source: Automotive industry publications and management estimates.

We anticipate the North American heavy-duty truck market to decrease approximately 33% in fiscal year 2007, with production at an estimated 235,000 units. In Western Europe, we expect production of heavy- and medium-duty trucks to be approximately 419,000 units. Our most recent outlook shows North American and Western European light vehicle production during fiscal year 2007 to be about the same as fiscal year 2006.

COMPANY OUTLOOK

Our business continues to address a number of challenging industry-wide issues, including:

•	Excess capacity;
•	High commodity prices, particularly steel and oil prices;
•	Weakened financial strength of some of the original equipment (OE) manufacturers;
•	Employee labor relations;
•	Reduced production volumes and changes in product mix in North America;
•	Higher energy and transportation costs;
•	OE pricing pressures; and
•	Currency exchange rate volatility.

We believe the price of steel will continue to challenge our industry during fiscal year 2007. While we generally do not expect this issue to significantly impact our results of operations when compared to the prior year, rising stainless steel prices are expected to negatively impact earnings. We have taken actions to help mitigate this issue, including finding new global steel sources, identifying alternative materials, finding ways to re-engineer our products to be less dependent on steel, working with our suppliers to reduce material costs, consolidating and selling scrap from many of our facilities and negotiating with our customers to recover some of the higher steel costs. We continue to further consolidate and restructure our LVS business to address competitive challenges in the automotive supplier industry. Anticipated restructuring actions include those actions previously discussed.

Significant factors that could affect our results in fiscal year 2007 include:

•	Higher than planned price reductions to our customers;
•	Additional restructuring actions and the timing and recognition of restructuring charges;
•	Our ability to recover steel price increases from our customers;
•	The financial strength of our suppliers and customers, including potential bankruptcies;
•	Any unplanned extended shutdowns or production interruptions;
•	Our ability to implement planned productivity and cost reduction initiatives;
•	The impact of any acquisitions or divestitures;
•	Significant gains or losses of existing business;
•	The ultimate outcome of the three class action lawsuits concerning our retiree medical plans;
•	The impact of currency fluctuations on sales and operating income;
•	The emergence from bankruptcy of certain competitors;
•	Higher than planned warranty expenses;
•	Any adjustments to the contingent liability associated with the Tilbury labor disruption;
•	Our ability to continue to access our bank revolving credit facilities and capital markets;
•	A significant reduction of business activity in the key markets of our customers;
•	The expected 2007 Class 8 downturn in North America or Europe is more severe than currently planned;
•	Lower volume of orders from key customers;
•	Ability to implement enterprise resource planning systems at our location successfully; and
•	The impact of any new accounting rules.

Results of Operations

The following is a summary of our financial results for the last three fiscal years. Prior period amounts have been restated for discontinued operations.

	Year Ended September 30,
	2006	2005	2004
	(in millions, except per share amounts)
Sales:
Light Vehicle Systems	$4,905	$4,819	$4,672
Commercial Vehicle Systems	4,290	4,054	3,215
SALES	9,195	8,873	7,887
Operating Income (Loss):
Light Vehicle Systems	$(291)	$1	$118
Commercial Vehicle Systems	185	193	164
SEGMENT OPERATING INCOME (LOSS)	(106)	194	282
Environmental remediation costs	(8)	(7)	(11)
Costs for withdrawn tender offer	—	—	(16)
Other unallocated corporate costs	(5)	(3)	—
OPERATING INCOME (LOSS)	(119)	184	255
Equity in earnings of affiliates	36	28	19
Gain on sale of marketable securities	—	—	7
Interest expense, net and other	(133)	(127)	(107)
INCOME (LOSS) BEFORE INCOME TAXES	(216)	85	174
Benefit (provision) for income taxes	56	(16)	(46)
Minority interests	(14)	(6)	(11)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(174)	63	117
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(51)	(159)
NET INCOME (LOSS)	$(175)	$12	$(42)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(2.51)	$0.90	$1.71
Discontinued operations	(0.01)	(0.73)	(2.32)
Diluted earnings (loss) per share	$(2.52)	$0.17	$(0.61)

DILUTED AVERAGE COMMON SHARES OUTSTANDING	69.3	69.9	68.6

2006 Compared to 2005

Sales

The following table reflects geographical business segment sales for fiscal years 2006 and 2005. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact changes in foreign currency exchange rates and acquisitions and divestitures had on sales (in millions).

					Dollar Change Due to
			Dollar	%		Acquisitions	Volume /
	2006	2005	Change	Change	Currency	Divestitures	Other
LVS:
North America	$1,902	$2,042	$(140)	(7)%	$16	$(14)	$(142)
Europe	2,405	2,209	196	9%	(75)	(10)	281
Asia and Other	598	568	30	5%	19	—	11
Total	4,905	4,819	86	2%	(40)	(24)	150
CVS:
North America	2,707	2,475	232	9%	5	(41)	268
Europe	1,094	1,106	(12)	(1)%	(57)	(16)	61
Asia and Other	489	473	16	3%	20	—	(4)
Total	4,290	4,054	236	6%	(32)	(57)	325
SALES	$9,195	$8,873	$322	4%	$(72)	$(81)	$475

Continuing Operations

Sales for fiscal year 2006 were $9,195 million, up $322 million, or 4 percent, from fiscal year 2005. The increase in sales was attributable to strong commercial vehicle truck and trailer volumes in our CVS business segment and higher pass-through sales in our LVS business segment. These increases were partially offset by foreign currency translation, primarily due to the stronger euro in relation to the U.S. dollar, which reduced sales by $72 million, and lower volumes in our North American LVS businesses. Divestitures of certain LVS businesses in previous periods and the sale of certain assets of CVS’ off-highway brake business reduced sales in fiscal year 2006 by $81 million.

Business Segments

Light Vehicle Systems (LVS) sales increased to $4,905 million in fiscal year 2006, up $86 million, or 2 percent, from $4,819 million in fiscal year 2005. The effect of foreign currency translation decreased sales by $40 million. Pass-through sales were approximately $1,600 million in fiscal year 2006 compared to approximately $1,300 million in fiscal year 2005. The higher pass-through sales were partially offset by lower value added sales, lower selling prices to our customers and the loss of sales associated with previously announced divestitures. Pass-through sales are products sold to our customers where we acquire certain components and assemble them into the final product. These pass-through sales carry minimal margins, as we have little engineering or manufacturing responsibility.

Commercial Vehicle Systems (CVS) sales were $4,290 million, up $236 million, or 6 percent, from fiscal year 2005. The increase in sales was primarily attributable to strong commercial vehicle truck and trailer volumes. Compared to fiscal year 2005, production volumes in North America for commercial vehicle heavy-duty trucks (Class 8) increased 8 percent and medium duty trucks increased 4 percent. Western Europe heavy and medium duty truck volumes increased 4 percent. These increases were partially offset by the loss of sales associated with the divestiture of certain assets of the off-highway brakes business of approximately $57 million and foreign currency translation which reduced sales by $32 million.

Operating Income (Loss) and Operating Margins

The following table reflects operating income and operating margins for fiscal years 2006 and 2005 (dollars in millions).

	Operating Income				Operating Margins
	2006	2005	$ Change	% Change	2006	2005	Change
LVS	$(291)	$1	$(292)		(5.9)%	0.0%	(5.9)	pts
CVS	185	193	(8)	(4)%	4.3%	4.8%	(0.5)	pts
Total Segment	(106)	194	(300)	(155)%	(1.2)%	2.2%	(3.4)	pts
Unallocated corporate costs	(13)	(10)	(3)	30%
	$(119)	$184	$(303)	(165)%	(1.3)%	2.1%	(3.4)	pts

Operating loss for fiscal year 2006 was $119 million, compared to operating income of $184 million in fiscal year 2005. Operating loss was significantly impacted by a $310 million non-cash goodwill impairment charge recorded in our light vehicle emissions technologies business in the fourth quarter of fiscal year 2006. A labor disruption and work stoppage at our commercial vehicle brakes operation in Tilbury, Ontario unfavorably impacted operating income by $45 million. Operating loss for fiscal year 2006 also includes a $23 million gain on the sale of certain assets of CVS’ off-highway brakes business.

We recorded restructuring costs during fiscal years 2006 and 2005 as follows (in millions):

LVS	CVS	Total
	2006	2005	2006	2005	2006	2005
Fiscal year 2005 program (1):
Salaried reduction force	$22	$10	$—	$13	$22	$23
Facility rationalization, primarily employee severance benefits	18	30	7	6	25	36
Asset impairment	3	11	—	—	3	11
Reversals	(12)	—	(1)	—	(13)	—
Total fiscal year 2005 program	31	51	6	19	37	70
Other actions	—	16	—	—	—	16
Total restructuring costs	$31	$67	$6	$19	$37	$86

(1) The fiscal year 2005 program relates to the restructuring actions announced in May 2005.

The benefit of higher sales levels in our CVS business and cost savings from our restructuring actions of $29 million were largely offset by the loss of income associated with certain of our previous divestitures of approximately $20 million and higher pension and retiree medical costs of $32 million when compared to the same period last year. Impacting operating income in fiscal year 2005 were $14 million of charges associated with certain customer bankruptcies; $7 million of environmental remediation costs, primarily associated with a former Rockwell facility; and a $4 million gain on the sale of an automotive stamping and components manufacturing operation in the first quarter of fiscal year 2005.

Selling, general and administrative expenses as a percentage of sales were 4.1 percent in fiscal year 2006, compared to 4.2 percent in the prior year.

Business Segments

LVS operating loss was $291 million, compared to operating income of $1 million in fiscal year 2005. The primary driver for the decrease in operating income is the $310 million non-cash goodwill impairment charge recorded in the fourth quarter of fiscal year 2006.

LVS recorded restructuring costs of $31 million in fiscal year 2006. These restructuring costs are net of reversals of costs recorded in previous periods of $12 million and include $39 million of employee termination benefits, $3 million of asset impairment charges and $1 million of other costs associated with the closure of certain facilities. In the prior year, LVS recorded restructuring costs of $67 million. These charges included $51 million of costs associated with the actions announced in the second quarter of fiscal year 2005 and $16 million associated with the closure of the Sheffield, England stabilizer bar facility, the consolidation of two facilities in Brazil and a reduction in workforce in LVS’ operations in Spain. The $16 million relates to employee termination benefits and other costs of $11 million and asset impairments of $5 million.

In fiscal year 2006, LVS was able to more than offset lower customer pricing with productivity and cost reduction actions and restructuring savings. Also impacting operating income in fiscal year 2006 were approximately $20 million of liabilities recorded for certain warranty and other commercial matters and $9 million of higher pension and retiree medical costs. LVS also recorded a $5 million gain on the liquidation of Meritor Suspension Systems Holding (UK) Ltd., a joint venture, in fiscal year 2006. This gain primarily related to the extinguishment of debt owed to the minority partner. Operating income in fiscal year 2005 included $11 million of charges associated with certain customer bankruptcies, a $4 million net charge associated with a product warranty matter and a $4 million gain on the sale of LVS’ Columbus, Indiana stamping and manufacturing components business in the first quarter of fiscal year 2005.

CVS operating income was $185 million in fiscal year 2006, down from $193 million in fiscal year 2005. Operating margin declined to 4.3 percent, from 4.8 percent in fiscal year 2005. The benefits of higher sales volumes were more than offset by the labor disruption and work stoppage at our brakes facility in Tilbury, which unfavorably impacted operating income by $45 million, approximately $24 million of liabilities for certain warranty and other commercial matters and $23 million of higher pension and retiree medical costs. Favorably impacting operating income was a $23 million gain on the sale of certain assets of the off-highway brake business, productivity and cost reduction actions and restructuring savings. CVS recorded restructuring costs of $6 million in fiscal year 2006, primarily related to employee severance benefits, compared to restructuring costs of $19 million in the prior year. Impacting fiscal year 2005 operating income was a $3 million charge associated with the bankruptcy of a European trailer customer.

Other Income Statement Items

Equity in earnings of affiliates was $36 million in fiscal year 2006, compared to $28 million in fiscal year 2005. The increase was primarily related to improved performance and higher earnings of our commercial vehicle affiliates.

Interest expense, net and other was $133 million in fiscal year 2006 compared to $127 million in fiscal year 2005. Included in interest expense, net and other in fiscal year 2006 were $9 million of costs associated with the extinguishment of $600 million of notes we repurchased in the second quarter of fiscal year 2006. These costs include transaction expenses, including legal and other professional fees, unamortized debt issuance costs, and premiums paid to repurchase the notes. Included in interest expense, net and other in fiscal year 2005 was a $4 million loss on debt extinguishment associated with the debt exchange completed in the fourth quarter of fiscal year 2005. The loss on debt extinguishment primarily consisted of the premium paid to note holders to exchange their notes. See “Liquidity and Contractual Obligations” for further details concerning these debt extinguishments. The favorable impact of reduced fixed rate debt was partially offset by higher levels of short term borrowings and higher interest rates on our variable rate debt compared with the prior year.

Income tax benefit from continuing operations in fiscal year 2006 was $56 million compared to income tax expense of $16 million in the prior year. In fiscal year 2006, we recorded a $23 million tax benefit related to the expiration of certain statutes of limitations and the completion of various worldwide tax audits of certain of the company’s income tax returns. We also repatriated approximately $152 million in dividends in the fourth quarter of fiscal year as part of the American Jobs Creation Act of 2004. The dividends are subject to the elective 85 percent dividend received deduction and accordingly we recorded a corresponding tax benefit of $37 million related to the reversal of previously provided U.S. deferred tax liability on these unremitted foreign subsidiary earnings.

Minority interest expense was $14 million in fiscal year 2006 compared to $6 million in fiscal year 2005. Minority interests represent our minority partners’ share of income or loss associated with our less than 100-percent owned consolidated joint ventures. The increase in minority interest expense in fiscal year 2006 was primarily due to improved earnings in our commercial vehicle affiliates and the closure of the Sheffield, England, stabilizer bar facility in our MSSH joint venture in fiscal year 2005.

Loss from continuing operations for fiscal year 2006 was $174 million, or $2.51 per diluted share, compared to income from continuing operations of $63 million, or $0.90 per diluted share in fiscal year 2005. The decrease is primarily attributable to the $310 million goodwill impairment charge recorded in the fourth quarter of fiscal year 2006, partially offset by the income tax benefits previously mentioned.

Loss from discontinued operations was $1 million in fiscal year 2006 compared to $51 million in fiscal year 2005.

In fiscal year 2006, we completed the sale of our LVA North American filters, exhaust and motion control businesses, our Gabriel South Africa ride control business and our 39 percent interest in our Purolator India joint venture. Cash proceeds from these divestitures were approximately $220 million, resulting in a net pre-tax gain of $28 million ($18 million after-tax). We also recorded non-cash impairment charges of $22 million ($14 million after-tax) during fiscal year 2006 in certain of our LVA businesses. A non-cash impairment charge of $43 million ($28 million after-tax) related to our LVA businesses was recorded in fiscal year 2005. A $2 million after-tax gain on the sale of our coil coating business is included in income from discontinued operations in fiscal year 2005. Also impacting fiscal year 2005 were $6 million of after-tax changeover costs in LVA associated with a new supply agreement with a significant customer.

Loss from discontinued operations in fiscal years 2006 and 2005 includes after-tax restructuring costs of $4 million and $1 million, respectively, related to our LVA businesses.

Also included in loss from discontinued operations in fiscal year 2006 is an after-tax loss of $2 million on the sale of our LVS ride control business located in Asti, Italy and a reversal of approximately $7 million of after-tax employee severance benefits that were recorded in the prior year as part of our fiscal year 2005 restructuring actions. As a result of the sale of the ride control operations in Asti, Italy, these employee termination benefits will no longer be paid. Loss from discontinued operations in the prior year includes approximately $20 million of after-tax restructuring costs related to the previously expected closure of our light vehicle ride control operations.

2005 Compared to 2004

Sales

The following table reflects geographical business segment sales for fiscal years 2005 and 2004. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact changes in foreign currency exchange rates and acquisitions and divestitures had on sales (in millions).

					Dollar Change Due to
			Dollar	%		Acquisitions /	Volume /
	2005	2004	Change	Change	Currency	Divestitures	Other
LVS:
North America	$2,042	$1,971	$71	4%	$17	$(70)	$124
Europe	2,209	2,206	3	0%	150	(17)	(130)
Asia and Other	568	495	73	15%	35	(33)	71
	4,819	4,672	147	3%	202	(120)	65
CVS:
North America	2,475	2,014	461	23%	4	9	448
Europe	1,106	827	279	34%	54	226	(1)
Asia and Other	473	374	99	26%	31	—	68
	4,054	3,215	839	26%	89	235	515
SALES	$8,873	$7,887	$986	13%	$291	$115	$580

Continuing Operations

Sales for fiscal year 2005 were $8,873 million, up $986 million, or 13 percent, over fiscal year 2004. The increase in sales was attributable to stronger commercial vehicle truck and trailer volumes in our CVS business segment; new business awards, principally associated with suspension modules in our LVS business; and foreign currency translation, primarily due to the stronger euro in relation to the U.S. dollar. These increases were partially offset by lower volumes in certain of our European LVS businesses. Acquisitions, primarily our two new consolidated joint ventures with AB Volvo, added sales of $235 million; divestitures of certain LVS businesses in fiscal years 2005 and 2004 reduced sales in fiscal year 2005 by $120 million.

Business Segments

LVS sales increased to $4,819 million in fiscal year 2005, up $147 million, or 3 percent, from fiscal year 2004. The effect of foreign currency translation, primarily as a result of the stronger euro when compared to the US dollar, increased sales by $202 million. Divestitures, primarily the sale an automotive stamping and components manufacturing operation in the first quarter of fiscal year 2005, reduced sales by $120 million. Excluding the impact of foreign currency translation and divestitures, sales were up $65 million. Higher pass-through sales of approximately $300 million, principally associated with our new suspension module business, were partially offset by lower OE demand particularly in certain of our European businesses. Pass-through sales increased to approximately $1,300 million in fiscal year 2005 from approximately $1,000 million in fiscal year 2004.

CVS sales were $4,054 million, up $839 million, or 26 percent, from fiscal year 2004. The increase in sales was primarily attributable to stronger commercial vehicle truck and trailer volumes. Compared to fiscal year 2004, production volumes in North America for commercial vehicle heavy-duty trucks (Class 8) increased approximately 38 percent, medium duty trucks increased 21 percent and trailer volumes increased 15 percent. South American truck volumes increased 17 percent. Acquisitions, primarily the formation of two joint ventures with AB Volvo in the first quarter of fiscal 2005, added sales of $235 million.

Operating Income and Operating Margins

The following table reflects operating income and operating margins for fiscal years 2005 and 2004 (dollars in millions).

	Operating Income				Operating Margins
	2005	2004	$ Change	% Change	2005	2004	Change
LVS	$1	$118	$(117)	(99)%	0.0%	2.5%	(2.5)	pts
CVS	193	164	29	18%	4.8%	5.1%	(0.3)	pts
Total Segment	194	282	(88)	(31)%	2.2%	3.6%	(1.4)	pts
Unallocated corporate costs	(10)	(27)	17	63%
TOTAL	$184	$255	$(71)	(28)%	2.1%	3.2%	(1.1)	pts

Operating income in fiscal year 2005 was $184 million, a decrease of $71 million, compared to fiscal year 2004, reflecting an operating margin of 2.1 percent, down from 3.2 percent. We recorded restructuring costs of $86 million during fiscal year 2005 as follows (in millions):

	LVS	CVS	Total
Fiscal year 2005 program (1):
Facility rationalization	$40	$19	$59
Asset impairments	11	—	11
Total fiscal year 2005 program	51	19	70
Other actions	16	—	16
Total restructuring costs	$67	$19	$86

(1) The fiscal year 2005 program relates to the restructuring actions announced in May 2005

In addition to the fiscal year 2005 program, we recorded restructuring charges of $16 million in fiscal year 2005. These costs were primarily for severance and other employee termination costs, related to a reduction of approximately 20 salaried and 355 hourly employees, and asset impairments. These costs relate to the closure of the Sheffield, England, stabilizer bar facility, the consolidation of two facilities in Brazil and a reduction in workforce in our operations in Spain.

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

Operating income in fiscal year 2004 includes the costs associated with the withdrawn tender offer for the outstanding shares of Dana Corporation (Dana) of $16 million (before a non-operating gain of $7 million on the sale of Dana stock owned by the company), and environmental remediation costs of $11 million (associated with a different Rockwell facility).

Selling, general and administrative expenses as a percentage of sales decreased to 4.2 percent in fiscal year 2005 from 4.8 percent in fiscal year 2004 due to reduced headcount resulting from the restructuring actions and our continued efforts to reduce selling, general and administrative spending.

Business Segments

LVS operating income was $1 million, a decrease of $117 million from operating income of $118 million in fiscal year 2004. The decrease in operating income is primarily due to the previously mentioned restructuring actions and higher steel costs in fiscal year 2005. LVS continued its restructuring efforts in fiscal year 2005 and recorded $67 million of restructuring charges associated with facility closures and consolidations and workforce reductions compared to $10 million in the prior year. These fiscal year 2005 costs include $40 million of employee termination costs and $11 million of asset impairments related to the restructuring actions announced in May 2005. Additionally, LVS recorded $16 million of restructuring costs associated with the closure of its Sheffield, England, stabilizer bar facility, the consolidation of two facilities in Brazil and a reduction in workforce in its operations in Spain. The $16 million relates to employee termination benefits and other costs of $11 million and asset impairments of $5 million. Total headcount reductions associated with all of these actions were approximately 2,250, of which 500 were salaried employees and 1,750 were hourly employees.

LVS continued to experience narrowing margins in fiscal year 2005 due primarily to higher steel costs. LVS incurred higher net steel costs of approximately $40 million in fiscal year 2005. Also impacting operating income in fiscal year 2005, were lower value added sales volumes (non pass-through sales), $11 million of charges associated with certain customer bankruptcies and a $4 million net charge associated with a product warranty matter. LVS operating income improved by $13 million from fiscal year 2004 due to a reduction in foreign exchange loss attributable to the impact of hedging foreign exchange transactions in fiscal year 2005 that were not hedged in fiscal year 2004. LVS also recorded a $4 million gain on the sale of an automotive stamping and components manufacturing operation in the first quarter of fiscal year 2005.

CVS operating income was $193 million, an increase of $29 million from fiscal year 2004. Operating margin declined to 4.8 percent, from 5.1 percent in fiscal year 2004. The increase in operating income was largely attributable to higher sales volumes. The benefits of the higher sales volumes were partially offset by higher net steel costs of $50 million, and $19 million of restructuring costs principally associated with the reduction of approximately 225 salaried employees and 200 hourly employees. Also negatively impacting operating income was a $3 million charge associated with the bankruptcy of a European trailer customer. Retiree medical and pension costs were $18 million lower than the previous year, as a result of the amendment to certain retiree medical plans in fiscal year 2004. Fiscal year 2004 operating income included a $4 million charge in the fourth quarter associated with the settlement of a warranty matter.

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

Provision for income taxes was $16 million in fiscal year 2005, resulting in an effective rate of 19 percent. The effective tax rate was 27 percent in fiscal year 2004. The decline in the tax rate is principally associated with lower income levels relative to our structural tax position.

Minority interest expense was $6 million in fiscal year 2005 compared to $11 million in fiscal year 2004. Minority interests represent our minority partners’ share of income or loss associated with our less than 100-percent owned consolidated joint ventures. The decrease in minority interest expense in fiscal year 2005 is primarily related to our minority partners’ share of $9 million of restructuring costs associated with the closure of the Sheffield, England, stabilizer bar facility in our MSSC joint venture.

Income from continuing operations for fiscal year 2005 was $63 million, compared to $117 million in fiscal year 2004. The decrease was primarily attributable to the $86 million of restructuring costs and higher net steel costs of approximately $90 million, offset partially by the higher CVS sales volumes.

Loss from discontinued operations was $51 million in fiscal 2005 compared to a loss from discontinued operations of $159 million in fiscal 2004. In the fourth quarter of fiscal 2005, management concluded that it is more likely that LVA’s North American businesses will be sold individually. As a result, the company evaluated fair value on an individual business basis rather than LVA North America as a whole. This resulted in a non-cash impairment charge of $43 million ($28 million after-tax) to record certain LVA North American businesses at fair value. Also impacting fiscal year 2005, were $6 million of after-tax changeover costs in LVA, associated with a new supply agreement with a significant customer, which were more than offset by lower depreciation expense. In accordance with accounting principles generally accepted in the United States, our LVA business segment discontinued depreciating fixed assets as of September 30, 2004. Depreciation expense in fiscal year 2004 was approximately $14 million after-tax.

The fiscal year 2004 results included a non-cash goodwill impairment charge of $190 million in our LVA business and a $20 million gain on the sale of an interest in a ride control joint venture. For more information on the impairment charge see Note 3 of the Notes to Consolidated Financial Statements.

In an effort to lower fixed costs and improve profitability resulting from weakening demand in the aftermarket business, LVA recorded after-tax restructuring costs totaling $1 million and $2 million during fiscal years 2005 and 2004, respectively. We also recorded after-tax restructuring costs of $19 million related to our LVS ride control business in fiscal year 2005. These costs included $10 million of employee termination benefits and $9 million of asset impairment charges.

Also impacting loss from discontinued operations in fiscal year 2005 was the loss of approximately $6 million of income from our coil coating business as a result of the sale of this business in November 2004. This loss of net income was offset partially by a $2 million gain on the sale of this business.

The effective tax rate for discontinued operations was 30 percent in fiscal year 2005, up from a negative 9 percent in fiscal year 2004. The negative tax rate in fiscal year 2004 was primarily due to the $190 million non-cash goodwill impairment charge, for which no tax benefit was provided.

Non-Consolidated Joint Ventures

At September 30, 2006, our continuing operations had investments in 10 significant joint ventures that were not majority-owned or controlled and were accounted for under the equity method of accounting. Our investments in non-consolidated joint ventures was $133 million and $114 million at September 30, 2006 and 2005, respectively.

These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. Aggregate sales of our non-consolidated joint ventures were $1,795 million, $1,488 million and $1,100 million in fiscal years 2006, 2005 and 2004, respectively.

We received cash dividends from our affiliates of $23 million, $18 million and $15 million in fiscal years 2006, 2005 and 2004, respectively.

For more information about our non-consolidated joint ventures, see Note 13 of the Notes to Consolidated Financial Statements.

Financial Condition

Capitalization

	September 30,
	2006	2005
Short term debt and current maturities	$56	$136
Long term debt	1,184	1,451
Total debt	1,240	1,587
Minority interests	65	66
Shareowners’ equity	944	875
Total capitalization	$2,249	$2,528

Ratio of debt to capitalization	55%	63%

We remain committed to strong cash flow generation, the reduction of debt and regaining an investment grade credit rating. In March 2006, we issued $300 million of 4.625 percent convertible senior unsecured notes due 2026. Net proceeds from the offering, along with proceeds from the sale of certain of our LVA businesses and borrowings under our accounts receivable securitization programs, were used to purchase and extinguish $672 million of notes with maturities between 2007 and 2012. Our total debt to capitalization ratio was 55 percent at September 30, 2006, compared to 63 percent at September 30, 2005.

For fiscal year 2006, our primary source of liquidity was cash from operating activities and proceeds from the divestitures of certain businesses, supplemented by our accounts receivables securitization and factoring programs and, as required, borrowings on our revolving credit facility.

Cash Flows

	Fiscal Year Ended September 30,
	2006	2005	2004
OPERATING CASH FLOWS
Income (loss) from continuing operations	$(174)	$63	$117
Goodwill impairment	310	—	—
Depreciation and amortization	172	180	179
Gain on divestitures and marketable securities	(28)	(4)	(7)
Deferred income taxes	(87)	(101)	21
Pension and retiree medical expense	142	110	130
Pension and retiree medical contributions	(114)	(164)	(212)
Restructuring costs, net of payments	—	44	(3)
Proceeds from termination of interest rate swaps	—	22	—
Decrease (increase) in working capital	85	(56)	104
Changes in sale of receivables	116	(19)	(187)
Other	42	34	35
Cash flows provided by continuing operations	464	109	177
Cash flows provided by (used for) discontinued operations	(24)	(141)	42
Cash flows provided by (used for) operating activities	$440	$(32)	$219

Cash provided by operating activities was $440 million in fiscal year 2006, compared to cash used by operating activities of $32 million in fiscal year 2005. The increase in cash flow was largely driven by a reduction in working capital, including non-recourse sales of accounts receivable, and lower pension and retiree medical contributions of $50 million, partially offset by higher cash restructuring costs. In addition, in fiscal year 2005, we used approximately $110 million of cash for working capital requirements at our new joint ventures with AB Volvo and to support higher CVS volumes. In fiscal year 2005, we partially terminated certain interest rate swaps and received proceeds from these terminations, including interest received, of $22 million.

Cash used for discontinued operations was $24 million in fiscal year 2006 compared to $141 million a year ago. Lower working capital levels contributed to this decline. In addition, in fiscal year 2005, LVA ceased participating in our accounts receivable securitization program. This increased LVA’s outstanding receivables by approximately $80 million during fiscal year 2005.

In fiscal year 2004, cash provided by operating activities was $219 million. Cash flow in fiscal year 2004 was favorably impacted by our fiscal calendar, which included 53 weeks in fiscal year 2004, compared to 52 weeks in fiscal year 2005. We used cash from operations and cash generated from the disposition of property, businesses and marketable securities to reduce our balances outstanding under our accounts receivable securitization and factoring programs by $187 million and our revolving credit facility by $53 million in fiscal year 2004.

	Fiscal Year Ended September 30,
	2006	2005	2004
INVESTING CASH FLOWS
Capital expenditures	$(150)	$(144)	$(149)
Acquisitions of businesses and investments, net of cash acquired	(6)	(31)	(3)
Proceeds from disposition of property and businesses	65	49	37
Proceeds from sale of marketable securities	—	—	18
Investment in debt defeasance trust and marketable securities	(17)	—	—
Net cash provided by (used for) discontinued operations	218	151	(23)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$110	$25	$(120)

Cash provided by investing activities was $110 million in fiscal year 2006, compared to $25 million in fiscal year 2005 and cash used by investing activities of $120 million in fiscal year 2004. During fiscal year 2006, we received proceeds of $39 million from the disposition of certain assets of our off-highway brakes business. We also received $26 million from the sale of various properties and machinery and equipment. These assets primarily related to closed facilities. In the third quarter of fiscal year 2006, we purchased $12 million of U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest through the stated maturity on $5 million principal amount of outstanding 6-3/4 percent notes due 2008 and the $6 million principal amount of outstanding 7-1/8 percent notes due 2009, in order to defease certain covenants under the associated indenture.

During fiscal year 2005, we used $31 million of cash for the acquisition of businesses, primarily the formation of two joint ventures with AB Volvo, and we received proceeds of $49 million from the disposition of certain property and businesses principally associated with the sale of our Columbus, Indiana automotive stamping and components manufacturing business.

Capital expenditures increased to $150 million in fiscal year 2006 from $144 million in fiscal year 2005. We continue to manage our capital expenditures and leverage our global supply base and the assets of our affiliate partners. As a result, capital expenditures as a percentage of sales were 1.6 percent in fiscal year 2006, flat compared to fiscal year 2005 and down from 1.9 percent in fiscal year 2004.

During fiscal year 2004, we received proceeds from the disposition of certain property and businesses of $37 million, principally from the sale of our trailer beam fabrication facility. We also received $18 million in cash from the sale of Dana stock.

Discontinued operations provided cash flows from investing activities of $218 million in fiscal year 2006, primarily related to the cash received from the sales of certain of our LVA businesses and our 39-percent equity ownership interest in Purolator India, a light vehicle aftermarket joint venture. In fiscal year 2005, discontinued operations provided investing cash flows of $151 million, primarily related to the proceeds from the sale of our coil coating business. Discontinued operations used cash of $6 million for capital expenditures in fiscal year 2006 compared to $12 million in fiscal year 2005.

In fiscal year 2004, cash used by discontinued operations was $23 million which included $54 million related to the buy-out of a lease associated with our coil coating business and capital expenditures, partially offset by $48 million of proceeds received from the sale of our interest in a joint venture.

	Fiscal Year September 30,
	2006	2005	2004
FINANCING CASH FLOWS
Net decrease in revolving credit facilities	$—	$—	$(53)
Borrowings (payments) on accounts receivable securitization program	(72)	112	$—
Proceeds from issuance of convertible notes and term loan	470	—	—
Payments on lines of credit and other	(62)	(5)	(2)
Repayment of notes	(672)	(21)	—
Net change in debt	(336)	86	(55)
Cash dividends	(28)	(28)	(28)
Debt issuance and extinguishment costs	(28)	(10)	—
Proceeds from exercise of stock options	1	6	6
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$(391)	$54	$(77)

Cash used for financing activities was $391 million in fiscal year 2006 compared to cash provided by financing activities of $54 million in fiscal year 2005. In the third quarter of fiscal year 2006, we replaced our $900 million revolving credit facility that was to expire in 2008 with two new senior secured credit facilities totaling $1.15 billion. The new credit facilities include a six year $170 million term loan and $980 revolving credit facility which expires in 2011. In March 2006, we issued $300 million of 4.625 percent convertible senior unsecured notes due in 2026. Net proceeds from the offering, along with proceeds from the sales of our LVA North American filters and exhaust businesses and borrowings under our accounts receivable securitization programs were used to purchase and extinguish $600 million of certain outstanding near-term debt maturities. We incurred $28 million of costs related to these transactions. Additionally, in fiscal year 2006, we purchased, at a discount, $72 million of certain of our other fixed rate debt securities on the open market. The reduction in amounts outstanding under lines of credit and other of $62 million in fiscal year 2006 is primarily due to the payment of $35 million to extinguish a capital lease obligation.

In September 2005, we entered into a new U.S. accounts receivable securitization arrangement. Amounts outstanding under this new arrangement are reported as short-term debt in the consolidated balance sheet and related borrowings are reported as cash flows from financing activities in the consolidated statement of cash flows. At September 30, 2006 and 2005, $40 million and $112 million was outstanding under this facility, respectively.

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

We paid dividends of $28 million in each of fiscal years 2006, 2005 and 2004. In each of fiscal years 2005 and 2004, proceeds of $6 million were received from the exercise of stock options.

Liquidity and Contractual Obligations

We are contractually obligated to make payments as follows (in millions):

					2010-	There-
	Total	2007	2008	2009	2011	after
Total debt(1)	$1,233	$56	$24	84	$2	$1,067
Operating leases	83	23	17	14	18	11
Interest payments on long-term debt (2)	754	85	84	79	156	350
Purchase option for joint venture	23	—	23	—	—	—
Total	$2,093	$164	$148	177	$176	$1,428

(1) Excludes fair value adjustment of notes of $8 million and unamortized debt discount of $1 million.

(2) Includes the estimated impact of our interest rate swaps.

In addition to the obligations above, in connection with the sale of our LVA North American filters business in fiscal year 2006, we agreed to indemnify the purchaser against liabilities from litigation and commercial losses in connection with specific intellectual property claims, with the maximum potential indemnity capped at $4 million for commercial losses.

We also sponsor defined benefit pension plans that cover most of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. Management expects funding for our retirement pension plans of approximately $134 million in fiscal year 2007.

We also sponsor retirement medical plans that cover the majority of our U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Management expects retiree medical plan benefit payments of approximately $54 million in fiscal year 2007; $53 million in fiscal year 2008; $52 million in fiscal year 2009; $51 million in fiscal year 2010; and $50 million in fiscal year 2011.

Revolving and Other Debt – In June 2006, we replaced our $900 million revolving credit facility that was to expire in 2008 with two new senior secured credit facilities totaling $1.15 billion (the new credit facilities). The new credit facilities include a $980 million revolving credit facility and a $170 million term loan maturing in 2011 and 2012, respectively. Borrowings under the new revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At September 30, 2006, the margin over the LIBOR rate was 150 basis points, and the commitment fee was 30 basis points. Similar to the prior revolving credit facility, the new revolving credit facility includes a $150 million limit on the issuance of letters of credit. At September 30, 2006 and 2005, approximately $25 million and $23 million of letters of credit, respectively, were issued.

The term loan is payable in quarterly installments of $0.25 million, with the remaining balance due at maturity. Borrowings under the term loan are subject to interest based on quoted LIBOR rates plus a margin. At September 30, 2006, the margin over the LIBOR rate was 175 basis points.

Borrowings under the revolving credit facility and term loan are collateralized by approximately $1.1 billion of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property, and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the new credit facilities. The new credit facility requires us to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio no greater than 4.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. At September 30, 2006, we were in compliance with all covenants.

We also have an arrangement with a non-consolidated joint venture that allows us to borrow funds from time to time, at LIBOR plus 50 basis points. No amounts were outstanding under this arrangement at September 30, 2006 and 2005.

Debt Securities - In fiscal year 2006, we purchased, at a discount, $69 million of our $380 million outstanding 8-3/4 percent notes and $3 million of our outstanding 6.8 percent notes on the open market.

In March 2006, we completed an offer to repurchase $600 million aggregate principal amount of our previously outstanding notes in the following amounts: $195 million of our outstanding $200 million 6.625 percent notes due in 2007; $95 million of our outstanding $100 million 6.75 percent notes due in 2008; $225 million of our outstanding $302 million 6.8 percent notes due in 2009; and $85 million of our outstanding $91 million 7.125 percent notes also due in 2009.

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

In September 2005, we completed an offer to exchange $194 million of our previously outstanding $499 million 6.8 percent notes due in 2009, and $59 million of our previously outstanding $150 million 7-1/8 percent notes also due in 2009 for $253 million of new 8-1/8 percent notes due in 2015. Also in fiscal year 2005, we purchased, at a discount, $20 million and $1 million of our 8-3/4 percent notes and 6.8 percent notes, respectively, on the open market.

We have $150 million of debt securities remaining unissued under the shelf registration filed with the SEC in April 2001 (see Note 16 of the Notes to Consolidated Financial Statements).

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

Accounts Receivable Securitization and Factoring – In March 2006, we entered into a new European arrangement to sell trade receivables through one of our European subsidiaries. Under the new arrangement, we can sell up to, at any point in time, €100 million ($127 million) of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized €48 million ($61 million) of this accounts receivable securitization facility as of September 30, 2006.

In September 2005, we entered into a new $250 million U.S. accounts receivable securitization arrangement to improve financial flexibility and lower interest costs. Under the new arrangement, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly owned, consolidated special purpose subsidiary, which funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables of ARC and are reported as short-term debt in the consolidated balance sheet. As of September 30, 2006 and 2005, we had utilized $40 million and $112 million of this accounts receivable securitization facility, respectively. If certain receivables performance-based covenants were not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At September 30, 2006, we were in compliance with all covenants.

In addition, several of our European subsidiaries factor eligible accounts receivable with financial institutions. The amount of factored receivables was $84 million and $23 million at September 30, 2006 and 2005, respectively. There can be no assurance that these factoring arrangements will be used or available to us in the future.

Off-Balance Sheet Arrangements

Guarantees - In December 2005, we guaranteed a third party’s obligation to reimburse another party (the other party) for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. To date, the third party has met its obligations to reimburse the other party. The APBO associated with these retiree medical benefits is considered the maximum potential exposure under this guarantee, and is estimated to be approximately $25 million. No amount has been recorded for this guarantee based on the probability of our having to perform under the guarantee. Due to the nature of this guarantee it is difficult to estimate its approximate term.

We have guaranteed certain trade payable balances of one of its non-consolidated joint ventures. In the event of a default by the joint venture, we would be required to pay the guaranteed party. The maximum exposure under the guarantee is $4 million and can be terminated by the company at any time on thirty days written notice. The estimated fair value of this guarantee is not significant, and therefore, no liability is recorded.

In addition to these guarantees we have other off-balance sheet arrangements, primarily related to our European accounts receivable securitization program and letters of credit under our senior secured credit facilities. See “Revolving and Other Debt” and “Accounts Receivable Securitization and Factoring.”

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

	2006				2005
	U.S.	Non-U.S.			U.S.	Non-U.S.
Assumptions as of June 30
Discount rate	6.60%	4.75%	—	5.75%	5.30%	4.00%	—	5.00%
Assumed return on plan assets	8.50%	8.00%	—	8.00%	8.50%	7.75%	—	8.50%
Rate of compensation increase	3.75%	2.50%	—	3.75%	3.75%	3.00%	—	3.50%

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

These assumptions reflect our historical experience and our best judgments regarding future expectations. The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the plans in 2006, are shown below (in millions):

	Effect on All Plans - June 30, 2006
	Percentage Point Change	Increase (Decrease) in PBO	Increase (Decrease) in Accumulated Other Comprehensive Loss	Increase (Decrease) in 2006 Pension Expense
Assumption
Discount rate	-0.5 pts	$136	$80	$20
	+0.5 pts	(124)	(73)	(19)
Assumed return on plan assets	-1.0 pts	NA	NA	12
	+1.0 pts	NA	NA	(12)

NA — Not Applicable

Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in the footnotes. Based on the June 30, 2006 and 2005 measurement date, we had an unrecognized loss of $587 million and $866 million, respectively, at September 30, 2006 and 2005. A portion of this loss will be recognized into earnings in fiscal year 2007. The effect on fiscal years after 2007 will depend on the actual experience of the plans.

In recognition of the long-term nature of the liabilities of the pension plans, we have targeted an asset allocation strategy designed to promote asset growth while maintaining an acceptable level of risk over the long term. Asset-liability studies are performed periodically to validate the continued appropriateness of these asset allocation targets. The asset allocation for the U.S. plan is targeted at 50–70 percent equity securities, 25–35 percent debt securities, and 5–15 percent alternative investments. The target asset allocation ranges for the non-U.S. plans are 65–75 percent equity securities, 20–35 percent debt securities, and 0–5 percent real estate and alternative investments. The asset class mix and the percentage of securities in any asset class or market may vary as the risk/return characteristics of either individual market or asset classes vary over time.

The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. ArvinMeritor securities comprised less than one-half percent of the value of our worldwide pension assets as of September 30, 2006.

The fiscal year 2007 pension expense is estimated to be $76 million. This may vary depending upon the accuracy of our original and future assumptions.

Retiree Medical — We have retirement medical plans that cover the majority of our U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Our retiree medical obligations are measured as of June 30.

The following are the significant assumptions used in the measurement of the accumulated postretirement benefit obligation (APBO):

	2006	2005
Assumptions as of June 30
Discount rate	6.40%	5.00%
Health care cost trend rate (weighted average)	8.00%	9.00%
Ultimate health care trend rate	5.00%	5.00%
Year ultimate rate is reached	2011	2011

The discount rate is the rate used to calculate the present value of the APBO. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. We have typically used the corporate AA/Aa bond rate for this assumption.

The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. Our projection for fiscal year 2007 is an increase in health care costs of 8.0 percent. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 5.0 percent by fiscal year 2011 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2006	2005
Effect on total of service and interest cost
1% Increase	$4	$3
1% Decrease	(3)	(2)
Effect on APBO
1% Increase	55	38
1% Decrease	(47)	(35)

Fiscal year 2007 retiree medical expense is estimated to be approximately $57 million. This may vary depending upon the accuracy of our original and future assumptions.

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

Prior to February 2001, Maremont participated in the Center for Claims Resolution (“CCR”) and shared with other CCR members in the payment of defense and indemnity costs for asbestos-related claims. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 2001, when it was reorganized and discontinued negotiating shared settlements. Since that time, Maremont has handled asbestos-related claims through its own defense counsel and has taken a more aggressive defensive approach that involves examining the merits of each asbestos-related claim.

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

In the fourth quarter of fiscal year 2005, Maremont worked with Bates White LLC (Bates White), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining whether it would be possible to estimate the cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont, as well as the cost of Maremont’s share of committed but unpaid settlements entered into by the CCR. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised Maremont that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims, based on historical data and certain assumptions with respect to events that occur in the future. We engaged Bates White to update the study as of September 30, 2006.

Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next three to four years of $31 million to $44 million. After consultation with Bates White, Maremont determined that as of September 30, 2006 the most likely and probable liability for pending and future claims over the next four years is $41 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

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

• Defense and processing costs for pending and future claims filed outside of Madison County, Illinois will be at the level consistent with Maremont’s prior experience; and

• The ultimate cost of resolving nonmalignant claims with plaintiffs’ law firms in jurisdictions without an established history with Maremont cannot be reasonably estimated. Recent changes in tort law and insufficient settlement history make estimating a liability for these nonmalignant claims difficult and uncertain.

Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Maremont has recorded a $31 million asbestos-related insurance receivable as of September 30, 2006. Certain insurance policies have been settled in cash prior to the ultimate settlement of related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

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

In the fourth quarter of fiscal year 2006, the company engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. Accordingly, the company recorded a $7 million liability for defense costs associated with these claims. This estimate was based on historical data and certain assumptions with respect to events that occur in the future. Bates White was unable to determine an estimate of indemnity costs for pending or future Rockwell legacy asbestos-related claims. Bates White and management cannot reasonably estimate the ultimate liabilities for these costs, primarily because the company does not have a sufficient history of claims settlement from which to develop reliable assumptions. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on the company’s experience defending these asbestos claims, the company does not believe these lawsuits will have a material adverse effect on its financial condition. Rockwell was not a member of the CCR and handled its asbestos-related claims using its own litigation counsel. As a result, the company does not have any additional potential liabilities for committed CCR settlements in connection with the Rockwell-legacy cases.

Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, the company expects to recover the majority of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and a substantial portion of the costs for defending asbestos claims going forward. Accordingly, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $7 million at September 30, 2006.

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

• Government regulations and legal standards; and

• Proposed remedies and technologies.

Goodwill — Goodwill is reviewed for impairment annually or more frequently if certain indicators arise. If business conditions or other factors cause the profitability and cash flows of a reporting unit to decline, we may be required to record impairment charges for goodwill at that time. The goodwill impairment review is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount. An impairment loss may be recognized if the review indicates that the carrying value of a reporting unit exceeds its fair value. Estimates of fair value are primarily determined by using discounted cash flows and market multiples on earnings. If the carrying amount of a reporting unit exceeds its fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value, an impairment charge is recorded equal to the excess.

The impairment review is highly judgmental and involves the use of significant estimates and assumption. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Discounted cash flow methods are dependent upon assumption of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows.

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

Income Taxes — Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that the deferred tax asset will be realized, no valuation allowance is recorded. Management judgment is required in determining the company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the company’s net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. Significant judgments, estimates and factors considered by management in its determination of the probability of the realization of deferred tax assets include:

• Historical operating results;

• Expectations of future earnings;

• Tax planning strategies; and

• The extended period of time over which retirement medical and pension liabilities will be paid.

As of September 30, 2006, the company had approximately $457 million in U.S. net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. However, many of these deferred taxes will expire if they are not utilized within certain time periods. It is possible that some or all of these deferred tax assets could ultimately expire unused. Risk factors include (a) a more severe than expected downturn in the fiscal year 2007 outlook for the company’s CVS segment, which has significant U.S. operations, (b) higher than planned volume or price reductions from the company’s key customers and (c) higher than planned material cost increases.

These risk factors are offset by the following strategic initiatives: (a) the company has undertaken numerous restructuring initiatives in 2006 which are expected to result in significant savings in future periods, (b) the commercial vehicle market in the United States is expected to recover in 2008 and 2009 significantly benefiting the company and (c) the company has announced that it is embarking on a major cost redcution and value creation program that is expected to generate significant improvements in earnings in future periods.

The expiration periods for $556 million of deferred tax assets related to net operating losses and tax credit carryforwards are as follows: $30 million between fiscal years 2007 and 2011; $53 million between fiscal years 2012 and 2021; $242 million between fiscal years 2022 and 2026; and $231 million can be carriedfoward indefinitely. The company has provided valuation allowances on these deferred tax assets of approximately $22 million, $30 million, $8 million and $123 million, respectively.

New Accounting Pronouncements

New accounting standards to be implemented:

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides criteria for subsequently recognizing, derecognizing and measuring changes in uncertain tax positions and requires expanded disclosures with respect to the uncertainty of income taxes. The accounting provisions of FIN 48 will be effective for the company beginning October 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are in the process of determining the effect the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), “Fair Value Measurements” which provides a definition of fair value establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 will be applied prospectively.

In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans, such as a retiree health care plan, on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. SFAS 158 also requires measurement of the funded status of the plans as of the balance sheet date. SFAS 158 is effective for recognition of the funded status of the plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The impact of this statement will be dependent upon our June 30, 2007 actuarial valuation and changes in assumptions compared to the current year’s valuation. However, if this standard had been effective for the year ended September 30, 2006, the impact would have been a reduction to shareowners’ equity, net of tax, of approximately $300 million.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Quantifying Financial Misstatements”, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. We are in the process of determining the effect, if any, SAB No. 108 will have on our consolidated financial statements.

New accounting standards implemented:

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 and provides clarification with respect to the timing of liability recognition for such obligations. Conditional asset retirement obligations represent a legal obligation to perform asset retirement activities in which the timing and/or method of settlement are conditional on a future event. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We adopted FIN 47 in the fourth quarter of fiscal year 2006. The adoption of FIN 47 did not have a material impact on the company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement also establishes fair value as the measurement objective for share-based payment transactions with employees. The company began expensing the fair value of stock options in fiscal year 2002. The company adopted the provisions of SFAS No. 123(R) in the first quarter of fiscal year 2006, which resulted primarily in changing the company’s method of accounting for retirement eligible employees and estimating forfeitures for unvested stock based compensation awards. Subsequent to adoption, the company began recognizing compensation expense associated with stock grants to retirement eligible employees during the year granted. Prior to adoption, the company expensed stock compensation granted to retirement eligible employees ratably over the respective vesting period. Also upon adoption the company reclassified amounts recorded in unearned compensation (a contra-equity account) to additional paid-in-capital in the consolidated balance sheet. The adoption of SFAS No. 123(R) did not have a material impact on the company’s results of operations or financial position.

In December 2004, the FASB issued Staff Position (FSP) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the Act) creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85 percent dividends received deductions for certain dividends from controlled foreign corporations. The FSP addresses whether a company should be allowed additional time beyond the financial reporting period in which the Act was enacted, to evaluate the effects of the Act on the company’s plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Prior to the fourth quarter of the fiscal year ended September 30, 2006, the company was evaluating the repatriation provisions of the Act and could not reasonably estimate a range of the income tax effects of such repatriation. There were numerous factors that were not controllable by the company that made it difficult for us to determine whether to take advantage of the Act and if so determined, to estimate the range of the income tax effects prior to the fourth quarter of fiscal year 2006. These factors included approvals by government bodies and employee groups. In the fourth quarter of fiscal year 2006 we repatriated approximately $152 million in dividends subject to the elective 85 percent dividend received deduction and recorded a corresponding tax benefit of $37 million related to the reversal of previously provided U.S. deferred tax liability on these unremitted foreign subsidiary earnings. The dividend was paid in September 2006.

International Operations

Approximately 48 percent of the company’s total assets, excluding assets of discontinued operations, as of September 30, 2006, and 50 percent of fiscal 2006 sales from continuing operations were outside North America. Management believes that international operations have significantly benefited the financial performance of the company. However, our international operations are subject to a number of risks inherent in operating abroad. There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to global market risks, including foreign currency exchange rate risk related to our transactions denominated in currencies other than the U.S. dollar and interest rate risk associated with our debt.

We use foreign currency forward contracts to manage the exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this program, we have designated the foreign currency contracts (the contracts) as cash flow hedges of underlying foreign currency forecasted purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Income (AOCI) in the statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12 months. Prior to this program, we used foreign exchange contracts to offset the effect of exchange rate fluctuations on foreign currency denominated payables and receivables but did not designate these contracts as hedges for accounting purposes. These contracts were generally of short duration (less than three months). It is difficult to predict the impact the euro and other currencies will have on our sales and operating income.

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

The results of the sensitivity analysis are as follows (in millions):

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Favorable / (Unfavorable) Impact on
Market Risk
Foreign Currency Sensitivity:
Forward contracts (1)	$11.0	$(11.0)	Fair Value
Foreign currency denominated debt	$1.8	$(1.8)	Fair Value

Interest Rate Sensitivity:
Debt - fixed rate	$(42.7)	$46.0	Fair Value
Debt - variable rate	$(2.9)	$2.9	Cash Flow

Interest rate swaps (pay variable, receive fixed)	$(2.1)	$2.1	Fair Value

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of ArvinMeritor, Inc.

Troy, Michigan

We have audited the accompanying consolidated balance sheets of ArvinMeritor, Inc. (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareowners’ equity for each of the three years in the period ended September 30, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ArvinMeritor, Inc. as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Detroit, Michigan

November 17, 2006

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per share amounts)

	Year Ended September 30,
	2006	2005	2004

Sales	$9,195	$8,873	$7,887
Cost of sales	(8,607)	(8,214)	(7,208)
GROSS MARGIN	588	659	679
Selling, general and administrative	(380)	(376)	(382)
Goodwill impairment	(310)	—	—
Restructuring costs	(37)	(86)	(15)
Other income (expense)	20	(13)	(27)
OPERATING INCOME (LOSS)	(119)	184	255
Equity in earnings of affiliates	36	28	19
Gain on sale of marketable securities	—	—	7
Interest expense, net and other	(133)	(127)	(107)
INCOME (LOSS) BEFORE INCOME TAXES	(216)	85	174
Benefit (provision) for income taxes	56	(16)	(46)
Minority interest	(14)	(6)	(11)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(174)	63	117
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(51)	(159)
NET INCOME (LOSS)	$(175)	$12	$(42)

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	(2.51)	$0.92	$1.74
Discontinued operations	(0.01)	(0.75)	(2.36)
Basic earnings (loss) per share	$(2.52)	$0.17	$(0.62)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	(2.51)	$0.90	$1.71
Discontinued operations	(0.01)	(0.73)	(2.32)
Diluted earnings (loss) per share	$(2.52)	$0.17	$(0.61)

Basic average common shares outstanding	69.3	68.5	67.4
Diluted average common shares outstanding	69.3	69.9	68.6

See Notes to Consolidated Financial Statements. Fiscal year 2005 and 2004 amounts have been restated for discontinued operations.

ARVINMERITOR, INC.

CONSOLIDATED BALANCE SHEET

(In millions)

	September 30,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$350	$187
Receivables, net	1,645	1,669
Inventories	596	555
Other current assets	295	256
Assets of discontinued operations	207	491
TOTAL CURRENT ASSETS	3,093	3,158
NET PROPERTY	988	1,024
GOODWILL	503	801
OTHER ASSETS	929	887
TOTAL ASSETS	$5,513	$5,870

LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$56	$136
Accounts payable	1,649	1,490
Other current liabilities	741	675
Liabilities of discontinued operations	103	214
TOTAL CURRENT LIABILITIES	2,549	2,515
LONG-TERM DEBT	1,184	1,451
RETIREMENT BENEFITS	507	754
OTHER LIABILITIES	264	209
MINORITY INTERESTS	65	66
SHAREOWNERS’ EQUITY:
Common stock (2006, 71.0 shares issued and 70.6 outstanding;
2005, 71.0 shares issued and 70.3 outstanding)	71	71
Additional paid-in capital	587	580
Retained earnings	376	579
Treasury stock (2006, 0.4 shares; 2005, 0.7 shares)	(11)	(10)
Unearned compensation	—	(13)
Accumulated other comprehensive loss	(79)	(332)
TOTAL SHAREOWNERS’ EQUITY	944	875
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$5,513	$5,870

See Notes to Consolidated Financial Statements. Fiscal year 2005 amounts have been restated for discontinued operations.

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Year Ended September 30,
	2006	2005	2004
OPERATING ACTIVITIES
Income (loss) from continuing operations	$(174)	$63	$117
Adjustments to income (loss) from continuing operations to arrive at cash provided by (used for) operating activities:
Goodwill impairment	310	—	—
Depreciation and amortization	172	180	179
Gain on divestitures and marketable securities	(28)	(4)	(7)
Restructuring costs, net of payments	—	44	(3)
Loss on debt extinguishment, net	6	4	—
Deferred income tax	(87)	(101)	21
Equity in earnings of affiliates, net of dividends	(13)	(10)	(4)
Stock compensation expense	17	24	16
Provision for doubtful accounts	8	19	19
Pension and retiree medical expense	142	110	130
Pension and retiree medical contributions	(114)	(164)	(212)
Proceeds from terminations of interest rate swaps	—	22	—
Changes in receivable securitization and factoring	116	(19)	(187)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency adjustments and discontinued operations:
Receivables	(39)	(205)	(90)
Inventories	(32)	(27)	(63)
Accounts payable	131	155	217
Other current assets and liabilities	25	21	40
Other assets and liabilities	24	(3)	4
Operating cash flows provided by continuing operations	464	109	177
Operating cash flows provided by (used for) discontinued operations	(24)	(141)	42
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	440	(32)	219

INVESTING ACTIVITIES
Capital expenditures	(150)	(144)	(149)
Acquisitions of businesses and investments, net of cash acquired	(6)	(31)	(3)
Proceeds from disposition of property and businesses	65	49	37
Investment in debt defeasance trust and marketable securities	(17)	—	—
Proceeds from sale of marketable securities	—	—	18
Net investing cash flows provided by (used for) discontinued operations	218	151	(23)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	110	25	(120)

FINANCING ACTIVITIES
Net decrease in revolving credit facilities	—	—	(53)
Net change in accounts receivable securitization program	(72)	112	—
Proceeds from issuance of notes and term loan	470	—	—
Repayment of notes	(672)	(21)	—
Payments on lines of credit and other	(62)	(5)	(2)
Net change in debt	(336)	86	(55)
Debt issuance and extinguishment costs	(28)	(10)	—
Cash dividends	(28)	(28)	(28)
Proceeds from exercise of stock options	1	6	6
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(391)	54	(77)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	4	8	7
CHANGE IN CASH AND CASH EQUIVALENTS	163	55	29
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	187	132	103
CASH AND CASH EQUIVALENTS AT END OF YEAR	$350	$187	$132

See Notes to Consolidated Financial Statements. Fiscal year 2005 and 2004 amounts have been restated for discontinued operations.

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

(In millions, except per share amounts)

	Year Ended September 30,
	2006	2005	2004

COMMON STOCK	$71	$71	$71
ADDITIONAL PAID-IN CAPITAL
Beginning balance	580	569	561
Stock based compensation expense	17	5	7
Exercise of stock options	—	1	—
Reclassification upon adoption of FAS 123(R)	(10)	—	—
Issuance of restricted stock and other	—	5	1
Ending balance	587	580	569
RETAINED EARNINGS
Beginning balance	579	595	665
Net income (loss)	(175)	12	(42)
Cash dividends (per share $0.40: 2006, 2005 and 2004)	(28)	(28)	(28)
Ending balance	376	579	595
TREASURY STOCK
Beginning balance	(10)	(22)	(37)
Exercise of stock options	1	5	6
Issuance of restricted stock	—	5	11
Other	(2)	2	(2)
Ending balance	(11)	(10)	(22)
UNEARNED COMPENSATION
Beginning balance	(13)	(15)	(12)
Issuance of restricted stock	—	(7)	(16)
Compensation expense	—	10	11
Reclassification upon adoption of FAS 123(R)	13	—	—
Other	—	(1)	2
Ending Balance	—	(13)	(15)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance	(332)	(210)	(323)
Foreign currency translation adjustments	77	22	112
Minimum pension liability, net of tax	179	(143)	1
Unrealized gains, net of tax	(3)	(1)	—
Ending balance	(79)	(332)	(210)
TOTAL SHAREOWNERS’ EQUITY	$944	$875	$988
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	(175)	12	(42)
Foreign currency translation adjustments	77	22	112
Minimum pension liability, net of tax	179	(143)	1
Unrealized gains, net of tax	(3)	(1)	—
TOTAL COMPREHENSIVE INCOME (LOSS)	$78	$(110)	$71

See Notes to Consolidated Financial Statements.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

ArvinMeritor, Inc. (the company or ArvinMeritor) is a global supplier of a broad range of integrated systems, modules and components serving light vehicle, commercial truck, trailer and specialty original equipment manufacturers (OEM) and certain aftermarkets. The consolidated financial statements are those of the company and its consolidated subsidiaries.

The company’s Light Vehicle Aftermarket (LVA) businesses, Light Vehicle Systems (LVS) ride control business and coil coating business are presented as discontinued operations in the consolidated statement of operations and related notes. The company sold its LVA North American filters, exhaust and motion control businesses, its Gabriel South Africa LVA ride control business and its 39 percent interest in its Purolator India joint venture during fiscal year 2006. The company sold its coil coating business during the first quarter of fiscal year 2005. Results of operations related to these businesses are presented as discontinued operations in the consolidated statement of operations for the period through the date of sale. The assets and liabilities of LVA are classified as held for sale and included in assets and liabilities of discontinued operations in the consolidated balance sheet. In the fourth quarter of fiscal year 2006, the company decided to retain its 51 percent interest in its Gabriel de Venezuela light vehicle aftermarket joint venture. As a result, the results of operations, assets and liabilities and cash flows of this business are presented in continuing operations in the consolidated financial statements and prior periods have been restated to reflect this presentation (see Note 3).

The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30 and its fiscal year ends on the Sunday nearest September 30. The 2006, 2005 and 2004 fiscal years ended on October 1, 2006, October 2, 2005 and October 3, 2004, respectively. Fiscal years 2006 and 2005 include 52 weeks compared to 53 weeks in fiscal year 2004. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 is used consistently throughout this report to represent the fiscal year end.

2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates and assumptions were used to value goodwill and other long-lived assets, including impairment charges (see Notes 3 and 4), costs associated with the company’s restructuring actions (see Note 5), product warranty liabilities (see Note 14), long-term incentive compensation plan obligations (see Note 19), retiree medical and pension obligations (see Notes 20 and 21), income taxes (see Note 22), and contingencies including asbestos and environmental matters (see Note 23).

Consolidation and Joint Ventures

The consolidated financial statements include the accounts of the company and those majority-owned subsidiaries in which the company has control. All significant intercompany balances and transactions are eliminated in consolidation. The balance sheet and results of operations of controlled subsidiaries where ownership is greater than 50 percent, but less than 100 percent, are included in the consolidated financial statements and are offset by a related minority interest expense and liability recorded for the minority interest ownership. Investments in affiliates that are not controlled or majority-owned are reported using the equity method of accounting (see Note 13).

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

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment of Long-Lived Assets

Long-lived assets, excluding goodwill, to be held and used are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when a long-lived asset’s carrying value exceeds the fair value. If business conditions or other factors cause the profitability and cash flows to decline, the company may be required to record impairment charges at that time. During fiscal year 2006 and 2005, the company recorded $3 million and $31 million of asset impairment charges, respectively, associated with various restructuring actions (see Note 5). Included in this amount are $15 million of asset impairment charges included in discontinued operations associated with the company’s LVS ride control business (see Note 3). Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. During fiscal year 2006 and 2005, the company recognized non-cash impairment charges of $22 million and $43 million, respectively, to record certain LVA businesses at fair value, less cost to sell (see Note 3).

Discontinued Operations

A business component that either has been disposed of or is classified as held for sale is reported as discontinued operations if the cash flows of the component have been or will be eliminated from the ongoing operations of the company and the company will no longer have any significant continuing involvement in the business component. The results of operations of discontinued operations are aggregated and presented separately in the consolidated statement of operations and consolidated statement of cash flows. Assets and liabilities of the discontinued operations, if included in the disposal group, are aggregated and reported separately as assets and liabilities of discontinued operations in the consolidated balance sheet (see Note 3).

Revenue Recognition

Revenues are recognized upon shipment of product and transfer of ownership to the customer. Provisions for customer sales allowances and incentives are recorded as a reduction of sales at the time of product shipment. The company recognizes “pass-through” sales for certain of its OEM customers. These pass-through sales occur when, at the direction of the OEM customers, the company purchases components from suppliers, uses them in the company’s manufacturing process, and sells them as part of a completed system.

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

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	September 30,
	2006	2005	2004

Basic average common shares outstanding	69.3	68.5	67.4
Impact of restricted stock	—	1.1	0.9
Impact of stock options	—	0.3	0.3
Diluted average common shares outstanding	69.3	69.9	68.6

The potential effects of restricted stock and stock options were excluded from the diluted earnings per share calculation for the fiscal year ended September 30, 2006 because their inclusion in a net loss period would reduce the net loss per share. At September 30, 2006 options to purchase 4.5 million shares of common stock were not included in the computation of diluted earnings per share. At September 30, 2005 and 2004, options to purchase 3.8 million and 1.7 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would be anti-dilutive.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The company issued $300 million of convertible senior unsecured notes in the second quarter of fiscal year 2006 (see Note 16). Since the company’s stock price during the quarter is less than the conversion price, these convertible notes are not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

Other

Other significant accounting policies are included in the related notes, specifically, inventories (Note 9), customer reimbursable tooling and engineering (Note 10), property and depreciation (Note 11), capitalized software (Note 12), product warranties (Note 14), financial instruments (Note 17), stock based compensation (Note 19), retirement medical plans (Note 20), retirement pension plans (Note 21), income taxes (Note 22) and environmental and asbestos-related liabilities (Note 23).

New Accounting Standards

New accounting standards to be implemented:

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides criteria for subsequently recognizing, derecognizing and measuring changes in uncertain tax positions and requires expanded disclosures with respect to the uncertainty of income taxes. The accounting provisions of FIN 48 will be effective for the company beginning October 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The company is in the process of determining the effect the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 will be applied prospectively.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans, such as a retiree health care plan, on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. SFAS 158 also requires measurement of the funded status of the plans as of the balance sheet date. SFAS 158 is effective for recognition of the funded status of the plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The impact of this statement will be dependent upon the company’s June 30, 2007 actuarial valuation of these liabilities and related changes in assumptions compared to the current year’s valuation. However, if this standard had been effective for the year ended September 30, 2006, the impact would have been a reduction to shareowners’ equity, net of tax, of approximately $300 million.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Quantifying Financial Misstatements”, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The company is in the process of determining the effect, if any, the SAB No. 108 will have on its consolidated financial statements.

New accounting standards implemented:

In March 2005, the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143 and provides clarification with respect to the timing of liability recognition for such obligations. Conditional asset retirement obligations represent a legal obligation to perform asset retirement activities in which the timing and/or method of settlement are conditional on a future event. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The company adopted FIN 47 in the fourth quarter of fiscal year 2006. The adoption of FIN 47 did not have a material impact on the company’s results of operations or financial position.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which requires compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement also establishes fair value as the measurement objective for share-based payment transactions with employees. The company began expensing the fair value of stock options in fiscal year 2002. The company adopted the provisions of SFAS No. 123(R) in the first quarter of fiscal year 2006, which resulted primarily in changing the company’s method of accounting for retirement eligible employees and estimating forfeitures for unvested stock based compensation awards. Subsequent to adoption, the company began recognizing compensation expense associated with stock grants to retirement eligible employees during the year granted. Prior to adoption, the company expensed stock compensation granted to retirement eligible employees ratably over the respective vesting period. Also upon adoption the company reclassified amounts recorded in unearned compensation (a contra-equity account) to additional paid-in-capital in the consolidated balance sheet. The adoption of SFAS No. 123(R) did not have a material impact on the company’s results of operations or financial position.

In December 2004, the FASB issued Staff Position (FSP) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 (the Act) creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85 percent dividends received deductions for certain dividends from controlled foreign corporations. The FSP addresses whether a company should be allowed additional time beyond the financial reporting period in which the Act was enacted, to evaluate the effects of the Act on the company’s plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Prior to the fourth quarter of the fiscal year ended September 30, 2006, the company was evaluating the repatriation provisions of the Act and could not reasonably estimate a range of the income tax effects of such repatriation. There were numerous factors that were not controllable by the company that made it difficult for us to determine whether to take advantage of the Act and if so determined, to estimate the range of the income tax effects prior to the fourth quarter of fiscal year 2006. These factors included approvals by government bodies and employee groups. In the fourth quarter of fiscal year 2006, the company repatriated approximately $152 million in dividends subject to the elective 85 percent dividend received deduction and recorded a corresponding tax benefit of $37 million related to the reversal of previously provided U.S. deferred tax liability on these unremitted foreign subsidiary earnings. The dividend was paid in September 2006.

3.	DISCONTINUED OPERATIONS

Light Vehicle Aftermarket

In October 2004, the company announced plans to divest its LVA businesses. This plan is part of the company’s long-term strategy to focus on core competencies and support its global light vehicle systems OEM customers and its commercial vehicle systems OEM and aftermarket customers. LVA supplied exhaust, ride control, motion control and filter products, as well as other automotive parts to the passenger car, light truck and sport utility vehicle aftermarket. LVA is reported as discontinued operations in the consolidated statement of operations. The assets and liabilities of LVA were held for sale and included in assets and liabilities of discontinued operations in the consolidated balance sheet. Accordingly, net property and amortizable intangible assets are no longer being depreciated or amortized. In the fourth quarter of fiscal year 2006, the company decided to retain its 51 percent interest in its Gabriel de Venezuela light vehicle aftermarket joint venture. As a result, the results of operations, assets and liabilities and cash flows of this business are presented in continuing operations in the consolidated financial statements and prior periods have been restated to reflect this presentation. The inclusion of this consolidated joint venture in continuing operations favorably impacted income from continuing operations by $4 million, $5 million and $2 million in fiscal years 2006, 2005 and 2004, respectively. In September 2006, the company recorded a cumulative $3 million adjustment for depreciation expense related to this business not recorded in fiscal years 2006 and 2005.

The company sold its LVA North American filters, exhaust and motion control businesses; its Gabriel South Africa ride control business; and its 39-percent equity ownership interest in its light vehicle aftermarket joint venture, Purolator India during fiscal year 2006. Cash proceeds from these divestitures were $222 million, resulting in a net pre-tax gain on sale of $28 million ($18 million after-tax), which is recorded in loss from discontinued operations. These businesses represented a significant portion of our combined LVA business and the company expects to complete the divestiture of its remaining LVA businesses in fiscal year 2007.

Also during fiscal year 2006, the company recognized non-cash impairment charges of $22 million ($14 million after-tax) to record certain LVA businesses at fair value. The impairment charges are recorded in loss from discontinued operations in the consolidated statement of operations. In the fourth quarter of fiscal year 2005, management concluded that it was more likely that LVA’s North American businesses would be sold individually rather than as a whole. Although management believed that this strategy would not have a material impact on the aggregate value expected to be realized from the divestiture of LVA, this change in strategy required the company, for accounting purposes, to evaluate fair value on an individual business basis rather than LVA North America as a whole. This resulted in a non-cash impairment charge of $43 million ($28 million after-tax) to record certain LVA North American businesses at fair value. The company’s previous strategy was to sell the North American LVA business as a whole.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accordingly, the company’s previous analysis of impairment was on the total North American business. This analysis indicated that the aggregate fair value of the North LVA American business, when taken as a whole, exceeded its carrying value.

In order to reduce costs and improve profitability, LVA recorded restructuring costs of $6 million, $2 million and $3 million in fiscal years 2006, 2005 and 2004, respectively. The costs recorded during fiscal year 2006 relate to employee severance benefits for the reduction of approximately 75 employees. At September 30, 2006 and 2005, $4 million and $2 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits are included in liabilities of discontinued operations.

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

The company’s fiscal year 2004 annual goodwill impairment review indicated the carrying value of the LVA reporting unit exceeded its fair value. Increased competition, difficult market conditions, particularly in the exhaust market, and higher raw material costs resulted in a decline in fair value in fiscal year 2004. As a result, in the fourth quarter of fiscal year 2004, the company recognized a goodwill impairment charge of $190 million ($190 million after-tax) in its LVA reporting unit. The fair value of LVA was estimated using earnings multiples based on precedent transactions of comparable companies and the expected present value of future cash flows.

Light Vehicle Ride Control

In December 2005, the company sold its light vehicle ride control business located in Asti, Italy and recorded an after-tax loss on the sale of $2 million. This sale, along with the previous divestiture of the company’s 75-percent shareholdings in AP Amortiguadores, S.A. (APA) in the second quarter of fiscal year 2004, substantially completed the company’s plan to exit its LVS ride control business (ride control). Therefore, ride control is presented as discontinued operations in the consolidated statement of operations and consolidated statement of cash flows for all periods presented. Ride control provides shock absorbers, struts, ministruts, and corner modules to the light vehicle industry. Net proceeds from the sale of APA were $48 million, resulting in a pre-tax gain of $20 million, which is recorded in discontinued operations in the consolidated statement of operations. The company previously expected to close the ride control business in Asti, Italy during fiscal year 2006 and recorded approximately $31 million of restructuring costs in fiscal year 2005 related to the expected closure. These costs included $16 million of employee termination benefits and $15 million of asset impairment charges. As a result of the sale of the Asti, Italy ride control operations, the company reversed during fiscal year 2006, $11 million of restructuring costs related to employee termination benefits that will no longer be paid by the company. These restructuring costs, including the subsequent reversal, are recorded in discontinued operations in the consolidated statement of operations.

Coil Coating

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

Results of the discontinued operations are summarized as follows (in millions):

	Year Ended September 30,
	2006	2005	2004
Sales
Light Vehicle Aftermarket	$576	$833	$854
Light Vehicle Ride Control	39	82	176
Coil Coating	—	28	197
Total Sales	$615	$943	$1,227

Income (loss) before income taxes	$6	$(73)	$(146)
Benefit (provision) for income taxes	(7)	22	(13)
Income (loss) from discontinued operations	$(1)	$(51)	$(159)

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities of the discontinued operations are summarized as follows (in millions):

	September 30,
	2006	2005

Current assets	$137	$339
Net property	44	125
Other assets	26	27
Assets of discontinued operations	$207	$491

Current liabilities	$96	$181
Other liabilities	7	33
Liabilities of discontinued operations	$103	$214

4.	GOODWILL

Goodwill is reviewed for impairment annually or more frequently if certain indicators arise. If business conditions or other factors cause the profitability and cash flows of the reporting unit to decline, the company may be required to record impairment charges for goodwill at that time. The goodwill impairment review is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount. An impairment loss may be recognized if the review indicates that the carrying value of a reporting unit exceeds its fair value. Estimates of fair value are primarily determined by using discounted cash flows and market multiples on earnings. If the carrying amount of a reporting unit exceeds its fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value, an impairment charge is recorded equal to the excess.

The impairment review is highly judgmental and involves the use of significant estimates and assumption. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Discounted cash flow methods are dependent upon assumption of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows.

In fiscal year 2006, our light vehicle emissions technologies reporting unit continued to face significant challenges, including higher raw material costs, intense pricing pressures and increased competition. These factors were greater than previously anticipated and partially offset the expected benefits from the company’s fiscal year 2005 restructuring actions. In addition, higher stainless steel prices and recent downturns in production at certain North American manufacturers are expected to further negatively impact the financial performance of this reporting unit in fiscal year 2007. These combined factors resulted in a decline in the fair value of the light vehicle emissions technologies reporting unit in fiscal year 2006.

Step one of the company’s fiscal 2006 annual goodwill impairment review indicated the carrying value of its LVS emissions technology reporting unit exceeded its fair value. The fair value of this reporting unit was estimated using a probability weighted average cash flow analysis. This analysis considered multiple cash flow scenarios, including earnings multiples and the expected present value of future cash flows. The company is currently in the process of completing the step two analysis and expects to have this completed in the first quarter of fiscal year 2007. However, the company recorded a $310 million non-cash goodwill impairment charge in the fourth quarter of fiscal year 2006 as its best estimate of the impairment loss. This estimate could change upon completion of the step two analysis in fiscal year 2007.

In response to the challenges LVS emissions technologies continues to face, the company has identified restructuring plans to downsize certain underperforming facilities and realign its emissions technoligies manufacturing footprint to utilize assets more efficiently, improve operations and lower costs. The total estimated cost of these actions is $50 million, of which approximately $40

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

approximately $40 million is expected to be cash costs. This restructuring program will be executed over the next 12 to 36 months. No amounts have been recorded for this restructuring program at September 30, 2006.

A summary of the changes in the carrying value of goodwill, by segment, is as follows (in millions):

	LVS	CVS	Total
Balance at September 30, 2005	$368	$433	$801
Goodwill impairment charge	(310)	—	(310)
Goodwill written off due to the sale of off-highway brakes (see Note 6)	—	(7)	(7)
Other, primarily foreign currency translation	12	7	19
Balance at September 30, 2006	$70	$433	$503

5.	RESTRUCTURING COSTS

The company recorded net restructuring charges of $37 million, $86 million and $15 million during the fiscal years ended September 30, 2006, 2005, and 2004, respectively. At September 30, 2006 and 2005, there was $40 million and $56 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits in the consolidated balance sheet.

Fiscal year 2005 program:  In the second quarter of fiscal year 2005, the company announced the elimination of approximately 400 to 500 salaried positions and approved plans to consolidate, downsize, close or sell certain underperforming businesses or facilities. During fiscal year 2006, the company identified approximately 550 additional salaried and hourly headcount reductions in its LVS business segment. Including these additional headcount reductions, the fiscal year 2005 actions resulted in the reduction of approximately 900 salaried and 1,900 hourly employees and the sale, closure or consolidation of 11 global facilities, primarily in the LVS business segment. These actions were intended to align capacity with industry conditions, utilize assets more efficiently, and improve operations. The total estimated cost of these actions was approximately $135 million, of which approximately $105 million was estimated to be cash costs. Estimated costs include employee severance and other exit costs, as well as asset impairments. Asset impairment charges relate to manufacturing facilities that will be closed or sold and machinery and equipment that have become idle and obsolete as a result of the facility closures.

During fiscal year 2006, the company recorded $37 million of restructuring costs associated with the fiscal year 2005 program. The restructuring costs were primarily in the company’s LVS business segment and included the additional salaried and hourly actions identified during fiscal year 2006. These restructuring costs are net of reversals of costs recorded in previous periods of $13 million and include $44 million related to employee severance benefits, $3 million of asset impairment charges and $3 million of other closure costs. The $13 million of reversals primarily relate to employee severance costs that will no longer be paid or were lower than previously expected. The company sold the operations of a facility it previously expected to close. As a result, the company no longer had to pay severance costs to the related employees.

Cumulative restructuring costs recorded for the fiscal year 2005 program, including amounts recorded in discontinued operations, are $127 million as of September 30, 2006. These costs include $92 million of employee termination benefits, $29 million of asset impairment charges and $6 million of other closure costs. Also included in these costs is a $24 million reversal of restructuring costs during fiscal year 2006, of which $11 million is related to the sale of the company’s ride control business in Asti, Italy. This $11 million reversal is recorded in discontinued operations in the consolidated statement of operations (see Note 3). The company expects to complete the remaining fiscal year 2005 restructuring actions in fiscal year 2007.

Other restructuring actions: During fiscal year 2005, Meritor Suspensions Systems Holdings (UK) Ltd (MSSH), a 57-percent owned consolidated joint venture of the company, closed its Sheffield, England stabilizer bar facility. The LVS business segment recorded restructuring and other exit costs of approximately $9 million related to this action during fiscal year 2005. These costs included employee termination and other exit costs of approximately $4 million and asset impairment charges of $5 million. The employee termination benefits related to a reduction of approximately 10 salaried and 125 hourly employees.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The LVS business segment also recorded during fiscal year 2005, restructuring costs of $7 million for previously approved employee terminations and other expenses. These costs related to a reduction in workforce of approximately 10 salaried and 230 hourly employees and the consolidation of two plants in Brazil.

Also in fiscal year 2005, the company recorded restructuring costs of $4 million that were incurred as a result of the integration of the two consolidated joint ventures with AB Volvo into the Commercial Vehicle Systems (CVS) business. These costs relate to severance and other termination benefits, associated with approximately 20 employees, and other restructuring costs of the joint ventures. The formation of the joint ventures were accounted for using the purchase method of accounting and these restructuring costs were reflected in the purchase price allocation. In fiscal year 2006, the company reversed approximately $2 million of these costs as part of the final purchase price allocation. The reversal of these costs were recorded as a reduction of goodwill recorded in the purchase price allocation (see Note 6).

Fiscal year 2004 actions: The company recorded restructuring costs of $10 million during fiscal year 2004 related to workforce reductions and facility consolidations in its LVS business segment. These actions follow the management realignment of the company’s LVS business and were also intended to address the competitive challenges in the automotive supplier industry. These costs included severance and other employee termination costs related to a reduction of approximately 50 salaried and 575 hourly employees. The company also recorded in fiscal year 2004, restructuring charges totaling $5 million associated with certain administrative and managerial employee termination costs.

In addition, the company recorded $1 million of restructuring costs relating to the integration of Zeuna Stärker GmbH & Co. KG (Zeuna Stärker) in fiscal year 2004 as part of the final purchase price allocation (see Note 6).

A summary of the changes in the restructuring reserves is as follows (in millions):

	Employee Termination Benefits		Plant Shutdown & Other
		Asset Impairment
				Total
Balance at September 30, 2003	$12	$—	$—	$12
Activity during the period:
Charges to expense	15	—	—	15
Purchase accounting	1	—	—	1
Cash payments and other	(18)	—	—	(18)
Balance at September 30, 2004	10	—		10
Activity during the period:
Charges to expense	64	16	6	86
Ride control charges (1)	16	15	—	31
Purchase accounting	4	—	—	4
Asset write-offs	—	(31)	—	(31)
Cash payments	(38)	—	(6)	(44)
Balance at September 30, 2005	56	—	—	56
Activity during the period:
Charges to expense	44	3	3	50
Ride control reversal (1)	(11)	—	—	(11)
Other reversals	(13)	—	—	(13)
Asset write-offs	—	(3)	—	(3)
Purchase accounting	(2)	—	—	(2)
Cash payments	(34)	—	(3)	(37)
Balance at September 30, 2006	$40	$—	$—	$40

(1) Restructuring charges related to ride control are included in discontinued operations in the consolidated statement of operations.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	ACQUISITIONS AND DIVESTITURES

In fiscal year 2006, the company acquired the remaining 20 percent interest in Zeuna Starker Produzione Italia SpA (ZSPI) from the minority partner for €5 million ($6 million). As a result, ZSPI is a wholly-owned subsidiary of the company at September 30, 2006. This acquisition was accounted for as a business combination and accordingly $1 million of the purchase price was allocated to goodwill in the consolidated balance sheet. Concurrent with this transaction, ZSPI sold its land and building to a related party of the minority partner for €5 million ($6 million). These transactions had no impact on the company’s results of operations for the fiscal year ended September 30, 2006.

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

On October 4, 2004, the company formed two joint ventures in France with AB Volvo to manufacture and distribute axles. The company acquired its 51-percent interest for a purchase price of €19 million ($25 million). Accordingly, beginning in the first quarter of fiscal year 2005, the results of operations and financial position of these joint ventures are consolidated by the company. The company has an option to purchase and AB Volvo has an option to require the company to purchase the remaining 49-percent interest in one of the joint ventures beginning in the first quarter of fiscal year 2008 for €16 million ($20 million) plus interest at EURIBOR rates, plus a margin. This option to purchase the minority interest is essentially a financing arrangement as the minority shareholder does not participate in any profits or losses of the joint venture. Therefore, this is recorded as a long-term obligation of the company which is included in other liabilities (see Note 15). Accordingly, no minority interest is recognized for the 49-percent interest in this joint venture. The company recorded $4 million of goodwill associated with the purchase price allocation during fiscal 2005. In fiscal year 2006, the company reversed approximately $2 million of restructuring costs recorded as part of the final purchase price allocation. The reversal of these costs were recorded as a reduction of goodwill recorded in the purchase price allocation. In September 2005, as part of the purchase agreement, the company purchased approximately $5 million of additional machinery and equipment from AB Volvo.

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

In March 2006, the company entered into a new European arrangement to sell trade receivables through one of its European subsidiaries. Under the new arrangement, the company can sell up to, at any point in time, €100 million ($127 million) of eligible trade receivables. The receivables under this program are sold at face value and excluded from the company’s consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. Costs associated with this securitization arrangement were $1 million in fiscal year 2006 and are included in operating income in the consolidated statement of operations. The gross amount of proceeds received from the sale of receivables under this arrangement was $216 million for fiscal year 2006. The company’s retained interest in receivables sold is $6 million at September 30, 2006. The company had utilized €48 million ($61 million) of this accounts receivable securitization facility as of September 30, 2006.

The company also participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $250 million program, which was established in September 2005, and amended in fiscal year 2006, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet (see Note 16). As of September 30, 2006 and 2005, the company had utilized $40 million and $112 million, respectively, of this accounts receivable securitization facility. Borrowings under this arrangement are collateralized by approximately $384 million of receivables held at ARC at September 30, 2006. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At September 30, 2006, the company was in compliance with all covenants.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prior to September 2005, the company participated in an accounts receivable securitization program wherein ARC entered into an agreement to sell an undivided interest in up to $250 million of eligible receivables to a bank conduit that funded its purchases through the issuance of commercial paper. The receivables under this program were sold at fair market value and were excluded from the consolidated balance sheet. A discount on the sale, included in interest expense, net and other, of $4 million was recorded in fiscal year 2005 and $5 million was recorded in fiscal year 2004. The company did not have a retained interest in the receivables sold, but did perform collection and administrative functions. The gross amount of proceeds received from the sale of receivables under these programs was $1,308 million and $2,387 million for fiscal years 2005 and 2004, respectively.

In addition, several of the company’s European subsidiaries factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored receivables excluded from accounts receivable was $84 million and $23 million at September 30, 2006 and 2005, respectively.

8. OTHER INCOME (EXPENSE)

Other income (expense) is comprised of the following (in millions):

	Year Ended September 30,
	2006	2005	2004
Gain on divestitures, net (see Note 6)	$23	$4	$—
Gain on liquidation of joint venture	5	—	—
Environmental remediation costs (see Note 23)	(8)	(7)	(11)
Customer bankruptcies	—	(10)	—
Costs for withdrawn tender offer	—	—	(16)
Other income (expense)	$20	$(13)	$(27)

In fiscal year 2005, the company closed its stabilizer bar facility located in Sheffield, England and sold land and buildings (see Note 5). This facility was the primary operations of MSSH. During fiscal year 2006, the company substantially completed the liquidation of MSSH and recorded a $5 million gain, primarily related to the extinguishment of debt owed to the minority partner.

In the first quarter of fiscal year 2004, as a result of the company’s decision to withdraw its all cash tender offer to acquire all of the outstanding shares of Dana Corporation, the company recorded a net charge of $9 million ($6 million after-tax). The pre-tax charge includes $16 million in direct incremental acquisition costs less a gain on the sale of Dana stock of $7 million.

9.	INVENTORIES

Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	September 30,
	2006	2005

Finished goods	$198	$156
Work in process	147	177
Raw materials, parts and supplies	251	222
Total	$596	$555

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	OTHER CURRENT ASSETS

Other current assets are summarized as follows (in millions):

	September 30,
	2006	2005

Current deferred income tax assets (see Note 22)	$134	$112
Customer reimbursable tooling and engineering	63	69
Asbestos-related recoveries (see Note 23)	8	13
Assets held for sale	7	11
Prepaid and other	83	51
Other current assets	$295	$256

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

The company holds certain assets as held for sale. These assets primarily relate to land and buildings that have been previously closed through restructuring and other rationalization actions. At September 30, 2005, assets held for sale also included assets related to CVS’ off-highway brake business, which was sold in October 2005 (see Note 6).

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

Net Property is summarized as follows (in millions):

	September 30,
	2006	2005
Property at cost:
Land and land improvements	$74	$72
Buildings	427	437
Machinery and equipment	1,801	1,758
Company-owned tooling	237	227
Construction in progress	85	70
Total	2,624	2,564
Less accumulated depreciation	(1,636)	(1,540)
Net Property	$988	$1,024

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	OTHER ASSETS

Other assets are summarized as follows (in millions):

	September 30,
	2006	2005
Non-current deferred income tax assets (see Note 22)	$560	$575
Investments in non-consolidated joint ventures (see Note 13)	133	114
Long-term receivables	41	36
Prepaid pension costs (see Note 21)	35	26
Unamortized debt issuance costs (see Note 16)	31	15
Capitalized software costs, net	27	30
Asbestos-related recoveries (see Note 23)	30	22
Patents, licenses and other intangible assets (less accumulated
amortization: $7 and $5 at September 30, 2006 and 2005, respectively)	20	23
Investment in debt defeasance trust	11	—
Other	41	46
Other assets	$929	$887

In accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.

Patents, licenses and other intangible assets include trademarks and other indefinite lived intangibles of $8 million, an intangible asset associated with the retirement pension plans of $9 million and other amortizable intangible assets of $3 million. The company’s trademarks, which were determined to have an indefinite life, and pension intangible asset are not amortized. Patents, licenses and other intangible assets are amortized over their contractual or estimated useful lives, as appropriate. The company anticipates amortization expense for patents, licenses and other intangible assets of approximately $1 million for fiscal year 2007 and $2 million total thereafter.

13.	INVESTMENTS IN NON-CONSOLIDATED JOINT VENTURES

The company’s significant non-consolidated joint ventures and related ownership interest at September 30, 2006 are as follows:

Meritor WABCO Vehicle Control Systems	50%
Master Sistemas Automotivos Limitada	49%
Suspensys Sistemas Automotivos Ltda.	24%
Sistemas Automotrices de Mexico S.A. de C.V.	50%
Ege Fren Sanayii ve Ticaret A.S.	49%
Automotive Axles Limited	36%
Arvin Sango, Inc	50%
AD Tech Co., Ltd.	50%
ArvinMeritor Sejong, LLC	50%
Shanghai ArvinMeritor Automotive Parts Co. Ltd	50%

The company’s investments in non-consolidated joint ventures was as follows (in millions):

	September 30,
	2006	2005
Light Vehicle Systems	$39	$35
Commercial Vehicle Systems	94	79
Total investments in non-consolidated joint ventures	$133	$114

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The company’s equity in earnings of non-consolidated joint ventures were as follows (in millions):

Year Ended September 30,
2006	2005	2004
Light Vehicle Systems	$4	$2	$2
Commercial Vehicle Systems	32	26	17
Total equity in earnings of affiliates	$36	$28	$19

The summarized financial information presented below represents the combined accounts of the company’s non-consolidated joint ventures (in millions):

	September 30,
	2006	2005
Current assets	$421	$366
Non-current assets	227	199
Total assets	$648	$565

Current liabilities	$281	$263
Non-current liabilities	92	56
Total liabilities	$373	$319

	Year Ended September 30,
	2006	2005	2004
Sales	$1,795	$1,488	$1,100
Gross profit	171	159	121
Net income	84	69	56

Dividends received from the company’s non-consolidated joint ventures were $23 million in fiscal year 2006, $18 million in fiscal year 2005 and $15 million in fiscal year 2004.

The company had sales to its non-consolidated joint ventures of approximately $30 million, $15 million and $29 million in fiscal years 2006, 2005 and 2004, respectively. The company had purchases from its non-consolidated joint ventures of approximately $334 million, $63 million and $45 million in fiscal years 2006, 2005, and 2004, respectively. Additionally, the company leases space and provides certain administrative and technical services to various non-consolidated joint ventures. The company collected $2 million for such leases and services during fiscal year 2006. The amount collected by the company for such leases and services was not material to its results of operations or financial condition during fiscal year 2005.

Amounts due from the company’s non-consolidated joint ventures were $30 million and $19 million at September 30, 2006 and 2005, respectively. Amounts due to the company’s non-consolidated joint ventures were $46 million and $10 million at September 30, 2006 and 2005, respectively.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows (in millions):

	September 30,
	2006	2005
Compensation and benefits	$251	$225
Income taxes (see Note 22)	163	166
Taxes other than income taxes	53	33
Product warranties	51	55
Restructuring (see Note 5)	40	56
Reserve for labor disruption (see Note 23)	29	—
Current deferred income tax liabilities (see Note 22)	7	21
Asbestos-related liabilities (see Note 23)	11	16
Interest	8	11
Environmental (see Note 23)	14	8
Other	114	84
Other current liabilities	$741	$675

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

A summary of the changes in product warranties is as follows (in millions):

	2006	2005	2004
Total product warranties -- beginning of year	$93	$90	$83
Accruals for product warranties	82	55	51
Increase in product warranties due to acquisition	—	—	20
Payments	(55)	(54)	(61)
Change in estimates and other	1	2	(3)
Total product warranties – end of year	121	93	90
Less: non-current product warranties (see Note 15)	(70)	(38)	(30)
Total product warranties - current	$51	$55	$60

In fiscal year 2004, the company, as a result of receiving the wrong grade of steel from one of its steel suppliers, manufactured and shipped certain products that were out of specification with various customers’ orders. The company was notified by a customer in fiscal year 2005 that it was initiating a field service campaign covering approximately 35,000 vehicles that were manufactured by the customer during the relevant time frame, prior to the aforementioned steel issue being identified, and would expect the company to reimburse it for the cost of the campaign. Associated with this matter, in fiscal year 2005, the company recorded a warranty charge of $4 million, net of probable recoveries from the supplier, which are recorded in receivables. In the first quarter of fiscal year 2006, the company reached a settlement with the supplier regarding the field service campaign. This settlement resulted in a $1 million reduction in the company’s recorded liability, net of recoveries. Additionally, in fiscal year 2005 another customer notified the company that it had initiated a field service campaign to replace an affected part in approximately 8,300 vehicles. Although this field service campaign is associated with the same steel issue and the same supplier, it relates to a different part on the vehicle. Based on the currently available facts and circumstances, the company does not believe it has a probable liability, net of recoveries, related to this matter.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	OTHER LIABILITIES

Other liabilities are summarized as follows (in millions):

	September 30,
	2006	2005
Asbestos-related liabilities (see Note 23)	$46	$38
Non-current deferred income tax liabilities (see Note 22)	30	23
Product warranties (see Note 14)	70	38
Environmental (see Note 23)	13	16
Long-term payable	64	57
Other	41	37
Other liabilities	$264	$209

As discussed in Note 6, the company recorded a long-term obligation of €16 million ($20 million) plus interest to purchase the remaining 49-percent interest in one of the joint ventures formed with AB Volvo.

16.	LONG-TERM DEBT

Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	September 30,
	2006	2005
6-5/8 percent notes due 2007	$5	$200
6-3/4 percent notes due 2008	5	100
7-1/8 percent notes due 2009	6	91
6.8 percent notes due 2009	77	305
8-3/4 percent notes due 2012	311	380
Term Loan B due 2012	170	—
8-1/8 percent notes due 2015	251	250
4.625 percent convertible notes due 2026(1)	300	—
9.5 percent subordinated debentures due 2027	39	39
Bank revolving credit facilities	—	—
Accounts receivable securitization (see Note 7)	40	112
Lines of credit and other	28	93
Fair value adjustment of notes	8	17
Subtotal	1,240	1,587
Less: current maturities	(56)	(136)
Long-term debt	$1,184	$1,451

(1) These convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 (see Convertible Securities below).

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Securities

In March 2006, the company completed the repurchase of $600 million aggregate principal amount of its previously outstanding notes in the following amounts: $195 million of its outstanding $200 million 6-5/8 percent notes due in 2007; $95 million of its outstanding $100 million 6-3/4 percent notes due in 2008; $225 million of its outstanding $302 million 6.8 percent notes due in 2009; and $85 million of its outstanding $91 million 7-1/8 percent notes also due in 2009. The repurchase was accounted for as an extinguishment of debt and, accordingly, $9 million was recognized as a loss on debt extinguishment and is included in interest expense, net and other in the consolidated statement of operations. The loss primarily consists of debt reacquisition costs associated with the note repurchase, unamortized debt issuance costs and debt discount, and the premium paid to repurchase the notes.

The company also purchased, at a discount, $69 million of its $380 million outstanding 8-3/4 percent notes on the open market during fiscal year 2006. The purchase of these debt securities was accounted for as an extinguishment of debt and, accordingly, $3 million was recognized as a gain on debt extinguishment and is included in interest expense, net and other in the consolidated statement of operations. In the first quarter of fiscal year 2006, the company purchased $3 million of the outstanding 6.8 percent notes on the open market at a discount.

In September 2005, the company completed an offer to exchange $194 million of its previously outstanding $499 million 6.8 percent notes, due in 2009, and $59 million of its previously outstanding $150 million 7-1/8 percent notes, also due in 2009 for $253 million of new 8-1/8 percent notes due in 2015. The exchange of the $194 million of 6.8 percent notes was accounted for as an extinguishment of debt and, accordingly, $4 million was recognized in fiscal year 2005 as a loss on debt extinguishment and included in interest expense, net and other in the consolidated statement of operations. The loss on debt extinguishment primarily consisted of the premium paid to note holders to exchange their notes. The exchange of the $59 million of 7-1/8 percent notes was accounted for as a debt exchange, and accordingly, the $3 million premium paid to exchange these notes was recorded as a discount and included as a reduction in the carrying value of the new notes.

In addition, during fiscal year 2005, the company terminated a portion of its outstanding interest rate swaps (see Interest Rate Swaps below) and used the proceeds to purchase, at a discount, $20 million and $1 million of the 8-3/4 percent notes and 6.8 percent notes, respectively, on the open market. In connection with the purchase of these notes, the company recognized approximately $1 million of the fair value adjustment of notes as a reduction of interest expense in fiscal year 2005.

The company previously filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities to be offered in one or more series on terms determined at the time of sale. At September 30, 2006 the company had $150 million of debt securities available for issuance under this shelf registration.

Investment in Debt Defeasance Trust

During fiscal year 2006, the company purchased $12 million of U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest through the stated maturity on the $5 million of outstanding 6-3/4 percent notes due 2008 and the $6 million of outstanding 7-1/8 percent notes due 2009, in order to defease certain covenants under the associated indenture. As these securities are restricted and can only be withdrawn and used for payments of the principal and interest on the aforementioned notes, the assets of the trust are primarily recorded in Other Assets (see Note 12) in the consolidated balance sheet.

Convertible Securities

In March 2006, the company issued $300 million of 4.625 percent convertible senior unsecured notes due 2026 (convertible notes). The convertible notes were sold by the company to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. These convertible notes were registered with the Securities and Exchange Commission under the Securities Act of 1933 on May 23, 2006. Net proceeds received by the company, after issuance costs, were $289 million. The related debt issuance costs are being amortized over a ten-year term, which represents the earliest date that the company can redeem the convertible notes. The company used the net proceeds from this offering, together with proceeds from the sales of its LVA North American filters and exhaust businesses and other sources to fund the repurchase of $600 million aggregate principal amount of previously outstanding notes (see Debt Securities above).

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The convertible notes are fully and unconditionally guaranteed by certain subsidiaries of the company that currently guarantee the company’s obligations under its senior secured credit facilities and other publicly-held notes (see Senior Secured Credit Facilities below).

Subordinated Debentures

The company, through Arvin Capital I (the trust), a wholly-owned finance subsidiary trust, issued $39 million of 9.5 percent Company-Obligated Mandatorily Redeemable Preferred Capital Securities of a Subsidiary Trust (preferred capital securities), due February 1, 2027, and callable in February 2007 at a premium and in February 2017 at par. The proceeds from the capital securities are invested entirely in 9.5 percent junior subordinated debentures of the company, which are the sole assets of the trust. The company fully and unconditionally guarantees the trust’s obligation to the holders of the preferred capital securities.

Under the provisions of FASB Interpretation No. 46, it was determined that the trust is a variable interest entity in which the company does not have a variable interest and therefore is not the primary beneficiary and accordingly has included in long-term debt $39 million of junior subordinated debentures due to the trust.

Senior Secured Credit Facilities

In June 2006, the company replaced its $900 million revolving credit facility that was to expire in 2008 with two new senior secured credit facilities totaling $1.15 billion (the new credit facilities). The new credit facilities include a $980 million revolving credit facility and a $170 million term loan maturing in 2011 and 2012, respectively. Debt issuance costs associated with the new credit facilities of $10 million are being amortized over the five year term of the revolving credit facility. Borrowings under the new revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At September 30, 2006, the margin over the LIBOR rate was 150 basis points, and the commitment fee was 30 basis points. Similar to the prior revolving credit facility, the new revolving credit facility includes a $150 million limit on the issuance of letters of credit. At September 30, 2006 and 2005, approximately $25 million and $23 million letters of credit, respectively, were issued.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The term loan is payable in quarterly installments of $0.25 million with the remaining balance due at maturity. Borrowings under the term loan are subject to interest based on quoted LIBOR rates plus a margin. At September 30, 2006, the margin over the LIBOR rate was 175 basis points.

Borrowings under the revolving credit facility and term loan are collateralized by approximately $1.1 billion of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property, and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

The new credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio no greater than 4.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. At September 30, 2006, the company was in compliance with all covenants.

Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the new credit facilities. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 27).

Accounts Receivable Securitization

In September 2005, the company entered into a new $250 million accounts receivable securitization arrangement. As discussed in Note 7, the company’s previous accounts receivable securitization facility expired in September 2005. Under the new arrangement, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ARC. ARC funds these purchases with borrowings under a loan agreement with a bank. The weighted average interest rate on borrowings under this arrangement was approximately 4.80 percent during fiscal 2006. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by $384 million of eligible receivables purchased and held by ARC at September 30, 2006. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At September 30, 2006, the company was in compliance with all covenants.

Related Parties

A 57-percent owned consolidated joint venture of the company has a $6 million, 6.5-percent loan with its minority partner. The maturity date of this loan was extended in November 2005 to fiscal year 2009. This loan is included in long-term debt in the consolidated balance sheet.

The company also has an arrangement with a non-consolidated joint venture that allows the company to borrow funds from time to time, at LIBOR plus 50 basis points. No amounts were outstanding under this arrangement at September 30, 2006 and 2005.

Interest Rate Swap Agreements

In September 2006, the company executed a new swap agreement that effectively converts $25 million notional amount of 8-1/8 percent notes to variable rates. In March 2006, concurrent with the repurchase of $225 million of the company’s outstanding $302 million 6.8 percent notes, the company terminated $30 million notional amount of its 6.8 percent interest rate swaps.

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

As of September 30, 2006, the company had interest rate swap agreements that effectively convert $221 million of the company’s 8-3/4 percent notes and $63 million of the 6.8 percent notes to variable interest rates. These are in addition to the $25 million notional amount interest rate swap executed in September 2006, As of September 30, 2006, the fair value of the 8-3/4 percent swaps was a liability of $ 6 million and is included in Other Liabilities and the fair value of the 6.8 percent swaps was not significant. As of September 30, 2005, the fair value of the swaps was not material. The terms of the interest rate swap agreements require the company to place cash on deposit as collateral if the fair value of the interest rate swaps declines below zero. Accordingly, the company has placed $6 million on deposit with the counterparty as collateral and recorded such deposit as a reduction in the carrying value of the associated interest rate swap. The swaps have been designated as fair value hedges and the

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent, 6.8 percent and 8.125 percent on notional amounts of $221 million, $63 million and $25 million, respectively, and pays variable rates based on three-month LIBOR plus a weighted-average spread of 3.41 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other. Included in the fair value adjustment of notes is $12 million related to previously terminated interest rate swaps, which is being amortized to earnings as a reduction of interest expense over the remaining life of the related debt.

The company classifies the cash flows associated with its interest rate swaps in cash flows from operating activities in its consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

Leases

The company had entered into an agreement to lease certain manufacturing and administrative assets. Under the agreement, the assets were held by a variable interest entity in which the company had a variable interest in the form of a $30 million residual value guarantee that obligates the company to absorb a majority of the variable interest entity’s losses. Accordingly the assets and liabilities of this variable interest entity were included in the company’s consolidated balance sheet. In July 2006, the company purchased the assets and extinguished the liability for $35 million.

The company has various other operating leasing arrangements. Future minimum lease payments under these operating leases are $23 million in 2007, $17 million in 2008, $14 million in 2009, $10 million in 2010, $8 million in 2011 and $11 million thereafter.

Covenants

The senior secured revolving credit facility requires the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio no greater than 4.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. At September 30, 2006, the company was in compliance with all covenants.

17.	FINANCIAL INSTRUMENTS

The company’s financial instruments include cash and cash equivalents, short-term debt, long-term debt, interest rate swaps, and foreign exchange forward contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its interest rate and foreign exchange rate exposures. The company’s interest rate swap agreements are discussed in Note 16.

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

Under this program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Income (AOCI) in the consolidated statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12 months. The company recognized gains on the contracts of approximately $2 million and $14 million in the fiscal years ended September 30, 2006 and 2005, respectively. The contracts were not significant to results of operations in fiscal year 2004. The impact to operating income associated with hedge ineffectiveness was not significant in fiscal years 2006, 2005 and 2004.

At September 30, 2006, there was a $1 million loss recorded in AOCI. The company expects to reclassify this amount from AOCI to operating income during the next three months as the forecasted hedged transactions are recognized in earnings. At September 30, 2005, there was a $2 million gain recorded in AOCI.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	September 30,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$350	$350	$187	$187
Short-term investments	5	5	—	—
Interest rate swaps - asset	1	1	—	—
Foreign exchange contracts - asset	—	—	4	4
Investment in debt defeasance trust	12	12	—	—
Collateral on interest rate swap liability	6	6	—	—
Interest rate swaps - liability	6	6	—	—
Foreign exchange contracts - liability	1	1	2	2
Short-term debt	56	56	136	136
Long-term debt	1,184	1,151	1,451	1,416

Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments.

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

18.	SHAREOWNERS’ EQUITY

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

The company has reserved approximately 15.6 million shares of Common Stock in connection with its Long-Term Incentives Plan (LTIP), Directors Stock Plan, Incentive Compensation Plan, 1998 and 1988 Stock Benefit Plans, and Employee Stock Benefit Plan for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and stock awards to key employees and directors. At September 30, 2006, there were 1.5 million shares available for future grants under these plans.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Treasury Stock

The company accounts for treasury stock at cost. There were no purchases of treasury stock in fiscal years 2006, 2005 or 2004. During fiscal years 2006 and 2005, approximately 0.5 million and 0.9 million shares of treasury stock were issued in connection with the exercise of stock options and issuance of restricted stock under the company’s incentive plans.

Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss as reported in the Consolidated Balance Sheet and Statement of Shareowners’ Equity are as follows:

	Foreign	Minimum
	Currency	Pension	Unrealized
	Translation	Liability	Gains (Losses)	Total
Balance at September 30, 2003	$(32)	$(294)	$3	$(323)
2004 adjustment	112	1	—	113
Reclassification of unrealized gain	—	—	(3)	(3)
Deferred gain on cash flow hedges	—	—	3	3
Balance at September 30, 2004	80	(293)	3	(210)
2005 adjustment	22	(143)	—	(121)
Deferred loss on cash flow hedges	—	—	(1)	(1)
Balance at September 30, 2005	102	(436)	2	(332)
2006 adjustment	77	179	—	256
Deferred loss on cash flow hedges	—	—	(3)	(3)
Balance at September 30, 2006	$179	$(257)	$(1)	$(79)

19.	EQUITY BASED COMPENSATION

Stock Options

Under the company’s incentive plans, stock options are granted at prices equal to the fair value on the date of grant and have a maximum term of 10 years. Stock options vest over a three year period from the date of grant. No stock options were granted during fiscal years 2006 and 2005.

Information related to stock options is as follows (shares in thousands, exercise price and remaining contractual term represent weighted averages, and aggregate intrinsic values in millions):

			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding -- beginning of year	5,180	$20.49
Granted	—	—
Exercised	(85)	15.20
Cancelled or expired	(570)	26.79
Outstanding -- end of year	4,525	19.81	5.0	—

Exercisable -- end of year	4,198	$19.95	4.8	—

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides additional information about outstanding stock options at September 30, 2006 (shares in thousands, exercise price represents a weighted average):

	Outstanding			Exercisable
		Remaining
		Contractual	Exercise		Exercise
	Shares	Life	Price	Shares	Price
$14.00 to $22.00	3,669	5.7	$17.74	3,342	$17.72
$22.01 to $32.00	803	1.8	28.06	803	28.06
$32.01 to $41.00	53	2.2	38.06	53	38.06
	4,525			4,198

Compensation expense is recognized for the non-vested portion of previously issued stock options. The company recorded compensation expense of $3 million, $6 million, and $7 million in fiscal years 2006, 2005, and 2004, respectively, associated with the expensing of stock options. The total intrinsic value of options exercised was less than $1 million in fiscal year 2006 and $2 million and $3 million in fiscal years 2005 and 2004, respectively.

The weighted average grant date fair value of options granted was $5.80 for fiscal 2004. The fair value was estimated on the date of grant using the Black-Scholes pricing model and the following assumptions:

2004
Average risk-free interest rate	3.1%
Expected dividend yield	2.4%
Expected volatility	41.0%
Expected life (years)	5

Restricted Stock, Restricted Units, and Performance Share Units

The company grants shares of restricted stock and restricted and performance share units to certain employees and non-employee members of the Board of Directors in accordance with the Employee Stock Benefit Plan and the 2004 Directors Stock Plan, respectively. The company measures the grant price fair value of these stock based awards at the market price of the company’s common stock as of the date of the grant. These awards typically vest over three years and are subject to continued employment by the employee. Performance share units are also subject to satisfaction of certain conditions related to the company’s financial performance. Compensation cost associated with stock based awards is recognized ratably over the vesting period. Cash dividends on the restricted stock are reinvested in additional shares of common stock during the vesting period.

In fiscal years 2006, 2005, and 2004, the company granted 888,300, 851,975, and 738,100 shares of stock based awards, respectively. The grant date fair value of these shares was $13.69, $20.53, and $22.68 for shares granted in 2006, 2005 and 2004, respectively.

The company’s nonvested restricted shares and share units as of September 30, 2006, and the activity during fiscal year 2006 is summarized as follows (shares in thousands):

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested Shares
Nonvested at September 30, 2005	979	$21.01
Granted	888	13.69
Vested	(862)	18.33
Forfeited	(83)	21.24
Nonvested at September 30, 2006	922	16.45

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2006, there was $15 million of total unrecognized compensation costs related nonvested equity compensation arrangements. These costs are expected to be recognized over a weighted average period of 1.2 years. Total compensation expense recognized for restricted stock, restricted share units, and performance share units was $14 million in fiscal year 2006, $18 million in fiscal year 2005 and $9 million in fiscal year 2004.

Prior to the adoption of SFAS 123(R), total compensation expense related to the grants of restricted stock was recorded as unearned compensation and was shown as a separate reduction of shareowners’ equity. Unearned compensation was expensed over the vesting period. Upon the adoption of SFAS 123(R) in fiscal year 2006, compensation expense is recorded as incurred as a reduction of additional paid in capital in the consolidated statement of shareowners’ equity. In addition, the previously recorded balance in unearned compensation was reclassed to additional paid in capital.

20.	RETIREMENT MEDICAL PLANS

The company has retirement medical plans that cover the majority of its U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. These plans are unfunded.

The company approved amendments to certain retiree medical plans in fiscal years 2002 and 2004. The cumulative effect of these amendments was a reduction in the accumulated postretirement benefit obligation (APBO) of $293 million, which was being amortized as a reduction of retiree medical expense over the average remaining service period of approximately 12 years. These plan amendments have been challenged in three separate class action lawsuits that have been filed in the United States District Court for the Eastern District of Michigan (District Court). The lawsuits allege that the changes breach the terms of various collective bargaining agreements entered into with the United Auto Workers (the UAW lawsuit) and the United Steel Workers (the USW lawsuit) at facilities that have either been closed or sold. The complaints also allege a companion claim under the Employee Retirement Income Security Act of 1974 (ERISA) essentially restating the alleged collective bargaining breach claims and seeking to bring them under ERISA. Plaintiffs sought injunctive relief requiring the company to provide lifetime retiree health care benefits under the applicable collective bargaining agreements.

On December 22, 2005, the District Court issued an order granting a motion by the UAW for a preliminary injunction. The order enjoined the company from implementing the changes to retiree health benefits that had been scheduled to become effective on January 1, 2006, and ordered the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes approved in 2002 and 2004. On August 17, 2006, the District Court denied a motion by the company and the other defendants for summary judgment; granted a motion by the UAW for summary judgment; and granted the UAW’s request to make the terms of the preliminary injunction permanent (the injunction). Due to the uncertainty related to the ongoing lawsuits and because the injunction has the impact of at least temporarily changing the benefits provided under the existing postretirement medical plans, the company has accounted for the injunction as a rescission of the 2002 and 2004 plan amendments that modified UAW retiree healthcare benefits. The company recalculated the APBO as of December 22, 2005, which resulted in an increase in the APBO of $168 million. The increase in APBO will offset the remaining unamortized negative prior service cost of the 2002 and 2004 plan amendments and will increase retiree medical expense over the average remaining service period associated with the original plan amendments of approximately 10 years. In addition, the increase in APBO resulted in higher interest cost, a component of retiree medical expense. The company began recording the impact of the injunction in March 2006, 90 days from the December 22, 2005 measurement date, which is consistent with the 90-day lag between the company’s normal plan measurement date of June 30 and its fiscal year-end. In addition, the injunction ordered the defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. The company recorded a $5 million reserve at September 30, 2006 as the best estimate of its liability for these retroactive benefits. Including the estimated liability for retroactive benefits, the injunction increased retiree medical expense by approximately $17 million in fiscal year 2006. The company continues to believe it has meritorious defenses to these actions and has appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit. The ultimate outcome of the UAW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

Based on management’s assessment of the USW lawsuit, the 2002 and 2004 plan amendments are still in effect for USW retirees. The ultimate outcome of the USW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The company’s retiree medical obligations are measured as of June 30. The following are the assumptions used in the measurement of the APBO and retiree medical expense~~:~~

	2006	2005	2004
Assumptions as of June 30
Discount rate	6.40%	5.00%	6.25%
Health care cost trend rate (weighted average)	8.00%	9.00%	9.50%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year ultimate rate is reached	2011	2011	2011

Since the company measures its retiree medical obligations at June 30, the assumptions noted above are used to calculate the APBO as of June 30 of the current fiscal year and retiree medical expense for the subsequent fiscal year.

The discount rate is used to calculate the present value of the APBO. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has typically used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a projection of health care costs as of the measurement date through 2011, at which time the health care trend rate is projected to be 5.0 percent. The company’s projection for fiscal year 2007 is an increase in health care costs of 8.0 percent.

The APBO as of the June 30 measurement date is summarized as follows (in millions):

	2006	2005
Retirees	$551	$397
Employees eligible to retire	14	11
Employees not eligible to retire	35	47
Total	$600	$455

The following reconciles the change in APBO and the amounts included in the consolidated balance sheet (in millions):

	2006	2005
APBO -- beginning of year	$455	$443
Service cost	4	3
Interest cost	27	26
Plan amendments	168	—
Actuarial losses	5	45
Benefit payments	(59)	(62)
APBO -- end of year (1)	600	455

Items not yet recognized in the balance sheet:
Unrecognized net actuarial loss	(413)	(450)
Unrecognized prior service benefit	75	258
Benefit payments made during the fourth quarter	(12)	—
Other (2)	5	—
Retiree medical liability	$255	$263

(1) The APBO at September 30, 2005 included $15 million of benefit payments made during the forth quarter of fiscal year 2005.

(2) The company recorded a $5 million reserve for retiree medical liabilities at September 30, 2006 as its best estimate for retroactive benefits related to the previously mentioned injunction.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Actuarial losses relate to changes in the discount rate and earlier than expected retirements due to certain plant closings and restructuring actions. In accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”, a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the average expected remaining service life, which is approximately 12 years. Union plan amendments are generally amortized over the contract period, or 3 years.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. The company provides retiree medical benefits for certain plans that exceed the value of the benefits that are provided by the Medicare Part D plan. Therefore, management concluded that these plans are at least actuarially equivalent to the Medicare Part D plan and the company is eligible for the federal subsidy. The impact of the subsidy was reflected as a reduction in the 2006 and 2005 retiree medical expense of $4 million and $2 million, respectively. Additionally, the subsidy reduced the APBO at June 30, 2005 by $25 million.

The retiree medical liability is included in the consolidated balance sheet as follows (in millions):

	September 30,
	2006	2005
Current -- included in compensation and benefits	$54	$50
Long-term -- included in retirement benefits	201	213
Retiree medical liability	$255	$263

The components of retiree medical expense are as follows (in millions):

	2006	2005	2004
Service cost	$4	$3	$4
Interest cost	27	26	39
Curtailment gain (1)	—	—	(5)
Amortization of --
Prior service cost	(16)	(24)	(4)
Actuarial gains and losses	27	27	23
Other (2)	5	—	—
Retiree medical expense	$47	$32	$57

(1) The company recognized a curtailment gain in fiscal year 2004 of $5 million related to the previously mentioned amendments to certain retiree medical plans in fiscal year 2004

(2) The company recorded a $5 million charge for retiree medical liabilities at September 30, 2006 as its best estimate for retroactive benefits related to the previously mentioned injunction.

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2006	2005
Effect on total service and interest cost
1% Increase	$4	$3
1% Decrease	(3)	(2)
Effect on APBO
1% Increase	55	38
1% Decrease	(47)	(35)

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The company expects future benefit payments as follows (in millions):

Fiscal 2007	$54
Fiscal 2008	53
Fiscal 2009	52
Fiscal 2010	51
Fiscal 2011	50
Fiscal 2012 – 2016	223

21.	RETIREMENT PENSION PLANS

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

The following are the assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

	U.S. Plans
	2006	2005	2004
Assumptions as of June 30
Discount Rate	6.60%	5.30%	6.25%
Assumed return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.75%	3.75%	3.75%

	Non-U.S. Plans
Assumptions as of June 30	2006			2005			2004
Discount Rate	4.75%	—	5.75%	4.00%	—	5.00%	5.50%	—	6.25%
Assumed return on plan assets	8.00%	—	8.00%	7.75%	—	8.50%	8.00%	—	8.50%
Rate of compensation increase	2.50%	—	3.75%	3.00%	—	3.50%	3.00%	—	3.75%

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

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the change in the PBO and the change in plan assets (in millions):

	2006			2005
June 30 measurement date	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
PBO -- beginning of year	$1,070	$778	$1,848	$873	$637	$1,510
Service cost	25	19	44	23	16	39
Interest cost	57	38	95	55	38	93
Participant contributions	—	3	3	—	3	3
Plan amendments	—	(28)	(28)	—	—	—
Actuarial loss (gain)	(173)	(8)	(181)	170	121	291
Divestitures and curtailments	(6)	(6)	(12)	(5)	—	(5)
Benefit payments	(48)	(35)	(83)	(46)	(28)	(74)
Foreign currency rate changes	—	44	44	—	(9)	(9)
PBO -- end of year	925	805	1,730	1,070	778	1,848
Change in plan assets
Fair value of assets -- beginning of year	687	502	1,189	604	437	1,041
Actual return on plan assets	77	71	148	52	70	122
Employer contributions	12	22	34	77	25	102
Participant contributions	—	3	3	—	3	3
Benefit payments	(48)	(35)	(83)	(46)	(32)	(78)
Foreign currency rate changes	—	30	30	—	(1)	(1)
Fair value of assets -- end of year	728	593	1,321	687	502	1,189
Funded status	$(197)	$(212)	$(409)	$(383)	$(276)	$(659)

In fiscal 2006, the decrease to actuarial losses (see table below) relates primarily to the increase in the discount rate assumptions. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the expected remaining service life, which ranges from 12 to 18 years, depending on the plan. The increase in the discount rate was the primary reason for the decrease in the unfunded status of the U.S. plans at September 30, 2006. In accordance with SFAS No. 87, the company utilizes a market-related value of assets, which recognizes changes in the fair value of assets over a five-year period.

In recognition of the long-term nature of the liabilities of the pension plans, the company has targeted an asset allocation strategy that intends to promote asset growth while maintaining an acceptable level of risk over the long-term. Asset-liability studies are performed periodically to validate the continued appropriateness of these asset allocation targets. The target asset allocation ranges for the U.S. plan are 50–70 percent equity securities, 25–35 percent debt securities, and 5–15 percent alternative investments. The target asset allocation ranges for the non-U.S. plans are 65–75 percent equity securities, 20–35 percent debt securities, and 0–5 percent real estate and alternative investments. The asset class mix and the percentage of securities in any asset class or market may vary as the risk/return characteristics of either individual market or asset classes vary over time.

The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. ArvinMeritor securities comprised less than one half of one percent of the value of our worldwide pension assets during 2006 and 2005.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average asset allocation for the U.S. and non U.S. pension plans are as follows:

	2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity securities	59.7%	73.7%	74.2%	71.6%
Debt securities	28.0%	20.3%	24.6%	24.8%
Alternative investments	9.0%	0%	0.0%	0.0%
Real estate	0.0%	3.6%	0.0%	3.2%
Other	3.3%	2.4%	1.2%	0.4%
Total	100.0%	100.0%	100.0%	100.0%

The following reconciles the funded status with the amount included in the consolidated balance sheet (in millions):

	2006			2005
June 30 measurement date	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Unfunded status	$(197)	$(212)	$(409)	$(383)	$(276)	$(659)
Contributions made in the fourth quarter (1)	13	11	24	—	—	—
Unrecognized amounts:
Actuarial loss	290	297	587	518	348	866
Prior service (benefit) cost	2	(21)	(19)	3	8	11
Initial net transition asset	—	—	—	—	(2)	(2)
Net amount recognized	$108	$75	$183	$138	$78	$216

(1)	Funded status at September 30, 2005 included $6 million of contributions made during the forth quarter of fiscal year 2005.

SFAS No. 87 requires a company to record a minimum liability that is at least equal to the unfunded accumulated benefit obligation. The additional minimum pension liability, net of a deferred tax asset, is charged to accumulated other comprehensive loss. At September 30, 2006 and 2005, the company’s additional minimum pension liability reflected in accumulated other comprehensive loss was $257 million and $436 million, respectively.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amounts included in the consolidated balance sheet at September 30 were comprised of the following (in millions):

	2006			2005
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Prepaid pension asset	$—	$35	$35	$—	$26	$26
Pension liability	(119)	(140)	(259)	(290)	(193)	(483)
Deferred tax asset on minimum pension liability	87	49	136	162	58	220
Accumulated other comprehensive loss	139	118	257	263	173	436
Intangible asset and other	1	8	9	3	7	10
Minority interest liability	—	5	5	—	7	7
Net amount recognized	$108	$75	$183	$138	$78	$216

The pension liability is included in Retirement Benefits in the consolidated balance sheet as follows (in millions):

	September 30,
	2006	2005
Pension liability	$259	$483
Retiree medical liability -- long term (see Note 20)	201	213
Other	47	58
Retirement Benefits	$507	$754

In accordance with SFAS No. 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, the PBO, accumulated benefit obligation (ABO) and fair value of plan assets is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases.

Additional information is as follows (in millions):

	2006			2005
	ABO	Assets		ABO	Assets
	Exceeds	Exceeds		Exceeds	Exceeds
	Assets	ABO	Total	Assets	ABO	Total
PBO	$1,695	$35	$1,730	$1,830	$18	$1,848
ABO	1,555	32	1,587	1,641	17	1,658
Plan Assets	1,272	49	1,321	1,158	31	1,189

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic pension expense are as follows (in millions):

	2006	2005	2004
Service cost	$44	$39	$41
Interest cost	95	93	81
Assumed rate of return on plan assets	(99)	(94)	(85)
Amortization of prior service cost	6	10	7
Amortization of transition asset	(1)	(2)	(1)
Curtailment	—	—	4
Recognized actuarial loss	50	32	26
Net periodic pension expense	$95	$78	$73

In connection with the company’s sale of the CVS Kenton, OH facility (see Note 6), the company recognized a curtailment loss of $4 million in fiscal year 2004.

Information about the expected cash flows for the U.S. and non-U.S. pension plans is as follows (in millions):

	U.S.	Non U.S.	Total
Employer contributions:
Fiscal 2007 (expected)	$81	$53	$134
Expected benefit payments:
Fiscal 2007	51	35	86
Fiscal 2008	52	36	88
Fiscal 2009	53	37	90
Fiscal 2010	54	37	91
Fiscal 2011	56	38	94
Fiscal 2012-2016	329	203	532

The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans was $10 million, $12 million and $11 million for fiscal years 2006, 2005 and 2004, respectively.

22.	INCOME TAXES

The components of the benefit (provision) for Income Taxes are summarized as follows (in millions):

	2006	2005	2004
Current tax benefit (expense):
U.S.	$17	$(22)	$(16)
Foreign	(47)	(93)	(8)
State and local	(1)	(2)	(1)
Total current tax benefit (expense)	(31)	(117)	(25)
Deferred tax benefit (expense):
U.S.	78	83	26
Foreign	6	12	(38)
State and local	3	6	(9)
Total deferred tax benefit (expense)	87	101	(21)
Benefit (provision) for Income Taxes	$56	$(16)	$(46)

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Net current and non-current deferred income tax assets included in the consolidated balance sheet consist of the tax effects of temporary differences related to the following (in millions):

	September 30,
	2006	2005
Compensation and benefits	$70	$61
Product warranties	3	7
Inventories	11	4
Receivables	15	12
Other, net	41	20
Subtotal - net current deferred income taxes -- asset	140	104
Loss and tax credit carryforwards	556	485
Retiree medical costs	74	80
Pensions	51	94
Taxes on undistributed income	(28)	(57)
Property	(2)	(24)
Intangible assets	(21)	(8)
Investment basis difference	32	34
Other	38	83
Subtotal - non-current deferred income taxes - asset	700	687
Total current and non-current deferred income taxes - asset	840	791
Less: Valuation allowances	(183)	(148)
Net deferred income taxes - asset	$657	$643

Net current and non-current deferred income tax assets are included in the consolidated balance sheet as follows (in millions):

September 30,
	2006	2005
Other current asset (see Note 10)	$134	$112
Other current liabilities (see Note 14)	(7)	(21)
Net current deferred income taxes -- asset	127	91

Other assets (see Note 12)	560	575
Other liabilities (see Note 15)	(30)	(23)
Net non-current deferred income taxes -- asset	$530	$552

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2006 the company had approximately $457 million in U.S. net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. However, many of these deferred taxes will expire if they are not utilized within certain time periods. At this time, the company considers it more likely than not that it will have U.S. taxable income in the future that will allow it to realize these deferred tax assets. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include: (a) historical operating results, (b) expectations of future earnings, and (c) tax planning strategies.

It is possible that some or all of these deferred tax assets could ultimately expire unused. Risk factors include (a) a more severe than expected downturn in the fiscal year 2007 outlook for the company’s CVS segment, which has significant U.S. operations, (b) higher than planned volume or price reductions from the company’s key customers and (c) higher than planned material cost increases.

These risk factors are offset by the following strategic initiatives: (a) the company has undertaken numerous restructuring initiatives in 2006 which are expected to result in significant savings in future periods, (b) the commercial vehicle market in the United States is expected to recover in 2008 and 2009 significantly benefiting the company and (c) the company has announced that it is embarking on a major cost reduction and value creation program that is expected to generate significant improvements in earnings in future periods.

The expiration periods for $556 million of deferred tax assets related to net operating losses and tax credit carryforwards are as follows: $30 million between fiscal years 2007 and 2011; $53 million between fiscal years 2012 and 2021; $242 million between fiscal years 2022 and 2026; and $231 million can be carried foward indefinitely. The company has provided valuation allowances on these deferred tax assets of approximately $22 million, $30 million, $8 million and $123 million, respectively.

The company’s (benefit) provision for income taxes was different from the (benefit) provision for income taxes at the U.S. statutory rate for the reasons set forth below (in millions):

	2006	2005	2004
Benefit (provision) for income taxes at statutory tax rate of 35%	$76	$(30)	$(61)
State and local income taxes	2	(7)	6
Goodwill impairment	(109)	—	—
Taxes on foreign income	54	26	30
Tax audit settlements	23	8	—
Recognition of basis differences	6	34	12
Homeland Investment Act	35	—	—
Tax on undistributed foreign earnings	(4)	(2)	(4)
Valuation allowance	(35)	(55)	(28)
Other	8	10	(1)
Benefit (provision) for income taxes	$56	$(16)	$(46)

The company provides accruals for tax contingencies in accordance with SFAS No. 5, Accounitng for Contingencies. The company believes that positions taken on its returns are supportable; however, it has recorded a liability for its best estimate of a loss on certain of these positions. In fiscal year 2006, the company completed various worldwide tax audits of certain of the company’s income tax returns and certain statutes of limitations expired. As a result of these audit settlements and expiration of statutes of limitations, the company reduced it accrual for tax contingencies by $23 million.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The company also repatriated approximately $152 million in dividends in the fourth quarter of fiscal year as part of the American Jobs Creation Act of 2004. The dividends are subject to the elective 85 percent dividend received deduction and accordingly the company recorded a corresponding tax benefit of $37 million related to the reversal of previously provided U.S. deferred tax liability on these unremitted foreign subsidiary earnings.

For fiscal year 2006, the significant benefit for U.S. foreign tax credits relates to foreign taxes associated with dividends not covered under the Act. For fiscal year 2005, the significant benefit for recognition of basis differences was related to a deferred tax asset recognized for the excess of the tax basis over the amount for financial reporting of investments in several of the company’s United Kingdom subsidiaries. This asset is expected to reverse in the foreseeable future. For fiscal year 2004, the significant benefit for recognition of basis differences was related to the following items: (a) favorable book and tax basis differences on the sale of APA, (b) favorable impact of recently issued IRS regulations supporting recoverability of previously disallowed capital losses and (c) utilization of previously unrecognized capital losses associated with our Brazilian restructuring.

The income tax provisions were calculated based upon the following components of income (loss) before income taxes (in millions):

	2006	2005	2004
U.S. income (loss)	$(152)	$(13)	$(10)
Foreign income (loss)	(64)	98	184
Total	$(216)	$85	$174

For fiscal 2006 and 2005, no provision has been made for U.S., state or additional foreign income taxes related to approximately $569 million and $488 million, respectively, of undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

23.	CONTINGENCIES

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

The company has been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2006 to be approximately $25 million, of which $10 million is recorded as a liability. During fiscal years 2006 and 2005, the company recorded environmental remediation costs of $3 million and $6 million, respectively, resulting from a revised estimate to remediate a former Rockwell facility sold in 1990.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2006 to be approximately $65 million, of which $17 million is recorded as a liability. During fiscal year 2006, the company recorded environmental remediation costs of $5 million, resulting from revised estimates to remediate these sites. During fiscal year 2004, the company recorded environmental remediation costs of $11 million resulting from an agreement with the Environmental Protection Agency to remediate a different former Rockwell facility that was sold in 1985.

Included in the company’s environmental liabilities are costs for on-going operating, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $9 million at September 30, 2006. The undiscounted estimate of these costs is approximately $12 million.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2005	$11	$13	$24
Payments	(4)	(4)	(8)
Change in cost estimates (1)	3	8	11
Balance at September 30, 2006	$10	$17	$27

(1) Recorded $3 million of environmental remediation costs in income from discontinued operations in the consolidated statement of income for the fiscal year ended September 30, 2006.

Environmental reserves are included in Other Current Liabilities (see Note 14) and Other Liabilities (see Note 15).

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

Asset Retirement Obligations

The company has identified conditional asset retirement obligations for which a reasonable estimate of fair value could not be made since the potential settlement dates cannot be determined at this time. Due to the long term, productive nature of the company’s manufacturing operations, absent plans or expectation of plans to initiate asset retirement activities, the company was not able to reasonably estimate the settlement date for the related obligation. Therefore, the company has not recognized conditional asset retirement obligations when there are no plans or expectations of plans to retire the asset.

Asbestos

Maremont Corporation (“Maremont”), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 51,895 and 61,700 pending asbestos-related claims at September 30, 2006 and 2005, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2006	2005
Pending claims	$41	$50
Shortfall and other	9	4
Total asbestos-related reserves	$50	$54

Asbestos-related insurance recoveries	$31	$35

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 10, 12, 14 and 15).

Prior to February 2001, Maremont participated in the Center for Claims Resolution (“CCR”) and shared with other CCR members in the payment of defense and indemnity costs for asbestos-related claims. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 2001, when it was reorganized and discontinued negotiating shared settlements. Upon dissolution of the CCR in February 2001, Maremont began handling asbestos-related claims through its own defense counsel and has taken a more aggressive defensive approach that involves examining the merits of each asbestos-related claim. Although the company expects legal defense costs to continue at higher levels than when it participated in the CCR, the company believes its litigation strategy has reduced the average indemnity cost per claim.

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

In the fourth quarter of fiscal year 2005, Maremont engaged Bates White LLC (Bates White), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining whether it would be possible to estimate the cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont, as well as the cost of Maremont’s share of committed but unpaid settlements entered into by the CCR. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised Maremont that it would be able to determine an estimate of probable costs to resolve pending and future asbestos-related claims, based on historical data and certain assumptions with respect to events that occur in the future. The company engaged Bates White to update the study as of September 30, 2006.

Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next three to four years of $31 million to $44 million. After consultation with Bates White, Maremont determined that as of September 30, 2006 the most likely and probable liability for pending and future claims over the next four years is $41 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

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

• Defense and processing costs for pending and future claims filed outside of Madison County, Illinois will be at the level consistent with Maremont’s prior experience; and

• The ultimate cost of resolving nonmalignant claims with plaintiffs’ law firms in jurisdictions without an established history with Maremont cannot be reasonably estimated. Recent changes in tort law and insufficient settlement history make estimating a liability for these nonmalignant claims difficult and uncertain.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Shortfall and other: Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were not significant in fiscal years 2006 or 2005.

Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $31 million. The difference between the estimated liability and insurance receivable is related to proceeds received from settled insurance policies and liabilities for shortfall and other. Certain insurance policies have been settled in cash prior to the ultimate settlement of related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded. In fiscal year 2005, the company received $12 million associated with the settlement of certain insurance policies. Billings to insurance companies for indemnity and defense costs of resolved cases were $6 million and $12 million in fiscal years 2006 and 2005, respectively.

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

In the fourth quarter of fiscal year 2006, the company engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. Accordingly, the company recorded a $7 million liability for defense costs associated with these claims. This estimate was based on historical data and certain assumptions with respect to events that occur in the future. Bates White was unable to determine an estimate of indemnity costs for pending or future Rockwell legacy asbestos-related claims. Bates White and management cannot reasonably estimate the ultimate liabilities for these costs, primarily because the company does not have a sufficient history of claims settlement from which to develop reliable assumptions. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on the company’s experience defending these asbestos claims, the company does not believe these lawsuits will have a material adverse effect on its financial condition or results of operations. Rockwell was not a member of the CCR and handled its asbestos-related

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

claims using its own litigation counsel. As a result, the company does not have any additional potential liabilities for committed CCR settlements or shortfall (as described above) in connection with the Rockwell-legacy cases.

Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, the company expects to recover the majority of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and a substantial portion of the costs for defending asbestos claims going forward. Accordingly, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $7 million at September 30, 2006.

Contingencies Related to Work Stoppage

The company’s collective bargaining agreement with the Canadian Auto Workers (“CAW”) at its CVS brakes facility in Tilbury, Ontario, Canada, expired on June 3, 2006. On June 4, 2006, the company announced that, after lengthy negotiations, a new tentative agreement with the CAW had not yet been reached and, as a result, the company had suspended operations at the facility. On June 12, 2006, the company reached a tentative agreement with the CAW, which was subsequently ratified on June 14, 2006, and resumed operations. As a result of this work stoppage, the company experienced temporary manufacturing inefficiencies and incurred certain costs in order to return to normal production. The company was temporarily unable to completely fulfill certain customer orders, resulting in temporary production interruptions at some customer manufacturing facilities. The impact of this labor disruption on operating income in fiscal year 2006 was $45 million. Included in this amount are premium labor costs, expedited freight and logistical costs and other costs associated with production disruptions at certain customers’ facilities. At September 30, 2006, $29 million is recorded as a contingent liability in the consolidated balance sheet. The ultimate settlement of this liability will be determinable over a period of time and may be negotiated, as a commercial matter, with the affected customers. The amount of this liability may change in future periods depending on our customers’ ability to schedule additional production to compensate for prior disruptions, the results of the negotiations with the affected customers and other factors. The company believes that any future adjustment to this liability will not have a material effect on the company’s results of operations and financial position.

Product Recall Campaign

Beginning in fiscal year 2002, the company recalled certain of its commercial vehicle axles equipped with TRW model 20-EDL tie rod ends because of potential safety-related defects in those ends. TRW, Inc. (TRW) manufactured the affected tie rod ends from June 1999 through June 2000 and supplied them to the company for incorporation into its axle products. The company estimated the cost of its recall of TRW model 20-EDL tie rod ends to be approximately $17 million and recorded a liability and offsetting receivable for the estimated cost. In the fourth quarter of fiscal 2004, in anticipation of a settlement of this matter with TRW, the company recorded a charge of $4 million as a reduction of the receivable due from TRW at September 30, 2004. In December 2004, the company reached an agreement with TRW settling this matter, resulting in no additional charges to the Company. See Note 14 for additional information related to the company’s product warranties.

Guarantees

In December 2005, the company guaranteed a third party’s obligation to reimburse another party (the other party) for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. To date, the third party has met its obligations to reimburse the other party. The APBO associated with these retiree medical benefits is considered the maximum potential exposure under this guarantee, and is estimated to be approximately $25 million. No amount has been recorded for this guarantee based on the probability of the company having to perform under the guarantee. Due to the nature of this guarantee it is difficult to estimate its approximate term.

The company has guaranteed certain trade payable balances of one of its non-consolidated joint ventures. In the event of a default by the joint venture, the company would be required to pay the guaranteed party. The maximum exposure under the guarantee is $4 million and can be terminated by the company at any time on thirty days written notice. The estimated fair value of this guarantee is not significant, and therefore, no liability is recorded.

Indemnifications

The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos, and employment-related matters, and the periods of indemnification vary in duration. The company’s maximum obligations under such indemnifications cannot be

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reasonably estimated. The company is not aware of any claims or other information that would give rise to material payments under such indemnifications.

In connection with the sale of the LVA North American filters business, the company agreed to indemnify the purchaser against liabilities from litigation and commercial losses in connection with specific intellectual property claims, with a maximum indemnity of $4 million for commercial losses, which is included in the consolidated balance sheet at September 30, 2006.

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

24.	BUSINESS SEGMENT INFORMATION

The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s chief operating decision maker (CODM) is the Chief Executive Officer.

The company has two reportable operating segments: Light Vehicle Systems (LVS) and Commercial Vehicle Systems (CVS). LVS is a major supplier of air and emission systems, aperture systems (roof and door systems), and undercarriage systems (suspension system modules, and wheel products) for passenger cars, motorcycles and all-terrain vehicles, light trucks and sport utility vehicles to original equipment manufacturers (OEMs). CVS supplies drivetrain systems and components, including axles and drivelines, braking systems, suspension systems and exhaust and ride control products, for medium- and heavy-duty trucks, trailers and specialty vehicles to OEMs and the commercial vehicle aftermarket. The company’s previously reported LVA segment is reported in discontinued operations (see Note 3).

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

Beginning in fiscal year 2007, the company changed its reportable operating segments to three: LVS, CVS and a newly created reportable segment for Emissions Technologies, which will include our combined light and commercial vehicle emissions businesses. The company established Emissions Technology as a separate segment in order to better support increasing demand for emissions systems. The company will begin to report under this new segment structure in the first quarter of fiscal year 2007 and all prior period segment amounts will be restated. In addition, the company will measure segment operating performance based on earnings before interest, taxes, depreciation and amortization (EBITDA).

Segment information is summarized as follows (in millions):

Sales:

	2006	2005	2004
Light Vehicle Systems	$4,905	$4,819	$4,672
Commercial Vehicle Systems	4,290	4,054	3,215
Total	$9,195	$8,873	$7,887

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings:

	2006	2005	2004
Operating Income (Loss)
Light Vehicle Systems	$(291)	$1	$118
Commercial Vehicle Systems	185	193	164
Segment operating income (loss)	(106)	194	282
Other unallocated costs	(13)	(10)	(27)
Operating income (loss)	(119)	184	255
Equity in earnings of affiliates	36	28	19
Gain on sale of marketable securities	—	—	7
Interest expense, net and other	(133)	(127)	(107)
Income (loss) before income taxes	(216)	85	174
Benefit (provision) for income taxes	56	(16)	(46)
Minority interests	(14)	(6)	(11)
Income (loss) from continuing operations	$(174)	$63	$117

Depreciation and Amortization:

	2006	2005	2004
Light Vehicle Systems	$98	$104	$108
Commercial Vehicle Systems	74	76	71
Total depreciation and amortization	$172	$180	$179

Capital Expenditures:

	2006	2005	2004
Light Vehicle Systems	$77	$99	$99
Commercial Vehicle Systems	66	56	50
Total capital expenditures	$143	$155	$149

Segment Assets:

	2006	2005	2004
Light Vehicle Systems	$2,029	$2,357	$2,315
Commercial Vehicle Systems	2,285	2,121	1,938
Segment total assets	4,314	4,478	4,253
Corporate(1)	992	901	798

Discontinued operations	207	491	588
Total assets	$5,513	$5,870	$5,639

(1) Corporate assets consist primarily of cash, taxes and prepaid pension costs. For fiscal years 2006 and 2005, segment assets include $384 million and $432 million, respectively, of receivables sold to ARC under the accounts receivable securitization and factoring agreements (see Note 7).

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sales by geographic area are based on the location of the selling unit. Information on the company’s geographic areas is summarized as follows (in millions):

Sales by Geographic Area:

	2006	2005	2004
U.S.	$3,648	$3,468	$2,991
Canada	459	595	543
Mexico	502	454	451
Total North America	4,609	4,517	3,985
Germany	987	823	738
U.K.	264	450	523
France	741	701	494
Other Europe	1,507	1,341	1,278
Total Europe	3,499	3,315	3,033
Asia/Pacific	472	408	393
Other	615	633	476
Total sales	$9,195	$8,873	$7,887

Assets by Geographic Area (excludes assets of discontinued operations):

	2006	2005
U.S.	$2,302	$2,263
Canada	283	294
Mexico	163	157
Total North America	2,748	2,714
U.K.	376	414
Germany	342	501
France	428	347
Other Europe	719	760
Total Europe	1,865	2,022
Asia/Pacific	438	232
Other	255	411
Total	$5,306	$5,379

Sales to DaimlerChrysler AG (which owns Chrysler, Mercedes-Benz AG and Freightliner Corporation) represented 18 percent, 21 percent and 19 percent of the company’s sales in fiscal years 2006, 2005 and 2004, respectively. Sales to Volkswagen comprised 11 percent of the company’s sales in fiscal year 2006 and 10 percent in fiscal years 2005 and 2004. Sales to General Motors Corporation comprised 10 percent, 10 percent and 13 percent of the company’s sales in fiscal 2006, 2005 and 2004, respectively. Sales to Ford Motor Company comprised 10 percent of the company’s sales in fiscal year 2006 and 2004 and were below 10 percent in fiscal year 2005. The significant financial deterioration, including bankruptcy, of any one of these customers could have a material adverse effect on the company’s financial position and results of operation. No other customer comprised 10 percent or more of the company’s sales in any of the three fiscal years ended September 30, 2006.

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

25.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a condensed summary of the company’s unaudited quarterly results of continuing operations for fiscal 2006 and 2005. Amounts related to prior quarters have been restated to reflect the company’s consolidated Gabriel de Venezuela joint venture in continuing operations (see Note 3). Per share amounts are based on the weighted average shares outstanding for that quarter. Earnings per share for the year may not equal the sum of the four fiscal quarters’ earnings per share due to changes in basic and diluted shares outstanding.

	2006 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2006
	(In millions, except share- related data)
Sales	$2,098	$2,331	$2,493	$2,273	$9,195
Cost of sales	(1,966)	(2,156)	(2,339)	(2,146)	(8,607)
Provision (benefit) for income taxes	(10)	19	—	47	56
Income (loss) from continuing operations	28	32	27	(261)	(174)
Net income (loss)	34	45	20	(274)	(175)
Basic earnings (loss) per share from continuing operations	0.40	0.46	0.39	(3.76)	(2.51)
Diluted earnings (loss) per share from continuing operations	0.40	0.45	0.39	(3.76)	(2.51)

Fourth quarter loss from continuing operations included a pre-tax non-cash goodwill impairment charge of $310 million in the company’s LVS emissions technologies reporting unit, and pre-tax restructuring costs of $18 million. Fourth quarter net loss included an after-tax loss of $6 million on the sale of certain LVA businesses. The work stoppage at the company’s brake facility in Tilbury, Ontario, Canada unfavorably impacted third quarter income from continuing operations by $45 million pre-tax. Second quarter income from continuing operations included pre-tax restructuring costs of $17 million. Second quarter net income includes a net after-tax gain of $22 million on the sale of certain LVA businesses and an after-tax non-cash impairment charge of $12 million related to certain LVA businesses. First quarter income from continuing operations included a $23 million pre-tax gain on the sale of certain assets of CVS’ off-highway brake business.

	2005 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2005
	(In millions, except share-related data)
Sales	$2,077	$2,269	$2,403	$2,124	$8,873
Cost of sales	(1,941)	(2,111)	(2,197)	(1,965)	(8,214)
Provision (benefit) for income taxes	(6)	7	(16)	(1)	(16)
Income (loss) from continuing operations	15	(20)	50	18	63
Net income (loss)	18	(33)	46	(19)	12
Basic earnings (loss) per share from continuing operations	0.22	(0.29)	0.73	0.26	0.92
Diluted earnings (loss) per share from continuing operations	0.22	(0.29)	0.72	0.26	0.90

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fourth quarter income from continuing operations included pre-tax restructuring costs of $21 million, and a pre-tax loss from debt extinguishment of $4 million. Fourth quarter net loss included an impairment charge of $28 million after-tax in LVA. Third quarter income from continuing operations included pre-tax restructuring costs of $6 million. Second quarter loss from continuing operations included pre-tax restructuring costs of $49 million; a pre-tax charge of $9 million resulting from a customer bankruptcy, and pre-tax environmental remediation costs of $6 million associated with a former Rockwell facility. First quarter income from continuing operations included pre-tax restructuring costs of $10 million; a $4 million pre-tax gain on the divestiture of the Columbus, Indiana automotive stamping and components manufacturing business and a $5 million pre-tax charge associated with the bankruptcy of certain customers.

26.	SUPPLEMENTAL FINANCIAL INFORMATION

	2006	2005	2004
	(In millions)
Balance sheet data:
Allowance for doubtful accounts	$21	$34	$26
Statement of operations data:
Maintenance and repairs expense	$111	$97	$100
Research, development and engineering expense	177	171	157
Depreciation expense	165	172	169
Provision for doubtful accounts	8	19	19
Rental expense	36	32	31
Statement of cash flows data:
Interest payments	$135	$118	$103
Income tax payments	54	69	71
Non-cash investing activities - capital expenditures	20	27	16

27.	SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Certain of the company’s wholly-owned subsidiaries, as defined in the credit agreement (the Guarantors) irrevocably and unconditionally guarantee amounts outstanding under the senior credit facilities. Similar subsidiary guarantees were provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 16).

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

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)

	Fiscal Year Ended September 30, 2006
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
Sales
External	$—	$3,685	$5,510	$—	$9,195
Subsidiaries	—	231	431	(662)	—
Total sales	—	3,916	5,941	(662)	9,195
Cost of sales	(18)	(3,705)	(5,546)	662	(8,607)
GROSS MARGIN	(18)	211	395	—	588
Selling, general and administrative	(77)	(158)	(145)	—	(380)
Goodwill impairment	(11)	(96)	(203)	—	(310)
Restructuring costs	—	(11)	(26)	—	(37)
Other income (expense)	(8)	17	11	—	20
OPERATING INCOME (LOSS)	(114)	(37)	32	—	(119)
Equity in earnings of affiliates	5	21	10	—	36
Other income (expense), net	36	6	(42)	—	—
Interest expense, net and other	(117)	21	(37)	—	(133)
INCOME (LOSS) BEFORE INCOME TAXES	(190)	11	(37)	—	(216)
Benefit (provision) for income taxes	63	40	(47)	—	56
Minority interests	—	—	(14)	—	(14)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(127)	51	(98)	—	(174)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	(5)	4	—	(1)
Equity in net income of subsidiaries	(48)	(131)	—	179	—
NET INCOME (LOSS)	$(175)	$(85)	$(94)	$179	$(175)

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)

	Fiscal Year Ended September 30, 2005
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
Sales
External	$—	$3,556	$5,317	$—	$8,873
Subsidiaries	—	150	393	(543)	—
Total sales	—	3,706	5,710	(543)	8,873
Cost of sales	(28)	(3,434)	(5,295)	543	(8,214)
GROSS MARGIN	(28)	272	415	—	659
Selling, general and administrative	(75)	(173)	(128)	—	(376)
Restructuring costs	(1)	(13)	(72)	—	(86)
Other income (expense)	—	(3)	(10)	—	(13)
OPERATING INCOME (LOSS)	(104)	83	205	—	184
Equity in earnings of affiliates	5	16	7	—	28
Other income (expense), net	3	500	(503)	—	—
Interest expense, net and other	(110)	28	(45)	—	(127)
INCOME (LOSS) BEFORE INCOME TAXES	(206)	627	(336)	—	85
Benefit (provision) for income taxes	80	7	(103)	—	(16)
Minority interests	—	—	(6)	—	(6)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(126)	634	(445)	—	63
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	7	(58)	—	(51)
Equity in net income of subsidiaries	138	(469)	—	331	—
NET INCOME (LOSS)	$12	$172	$(503)	$331	$12

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)

	Fiscal Year Ended September 30, 2004
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
Sales
External	$—	$2,910	$4,977	$—	$7,887
Subsidiaries	—	190	438	(628)	—
Total sales	—	3,100	5,415	(628)	7,887
Cost of sales	(37)	(2,803)	(4,996)	628	(7,208)
GROSS MARGIN	(37)	297	419	—	679
Selling, general and administrative	(75)	(184)	(123)	—	(382)
Restructuring costs	(5)	(7)	(3)	—	(15)
Gain on divestitures, net	—	—	—	—	—
Other income (expense)	(16)	(11)	—	—	(27)
OPERATING INCOME (LOSS)	(133)	95	293	—	255
Equity in earnings of affiliates	2	4	13	—	19
Gain on sale of marketable securities	7	—	—	—	7
Other income (expense), net	13	(23)	10	—	—
Interest expense, net and other	(92)	(2)	(13)	—	(107)
INCOME (LOSS) BEFORE INCOME TAXES	(203)	74	303	—	174
Benefit (provision) for income taxes	81	(20)	(107)	—	(46)
Minority interests	—	—	(11)	—	(11)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(122)	54	185	—	117
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	(109)	(50)	—	(159)
Equity in net income of subsidiaries	80	131	—	(211)	—
NET INCOME (LOSS)	$(42)	$76	$135	$(211)	$(42)

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

	September 30, 2006
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$97	$3	$250	$—	$350
Receivables, net	14	166	1,465	—	1,645
Inventories	—	264	332	—	596
Other current assets	49	109	137	—	295
Assets of discontinued operations	—	54	153	—	207
TOTAL CURRENT ASSETS	160	596	2,337	—	3,093
NET PROPERTY	34	313	641	—	988
GOODWILL	—	341	162	—	503
OTHER ASSETS	418	143	368	—	929
INVESTMENTS IN SUBSIDIARIES	3,435	1,047	—	(4,482)	—
TOTAL ASSETS	$4,047	$2,440	$3,508	$(4,482)	$5,513

CURRENT LIABILITIES
Short-term debt	$7	$—	$49	$—	$56
Accounts payable	27	521	1,101	—	1,649
Other current liabilities	207	192	342	—	741
Liabilities of discontinued operations	—	53	50	—	103
TOTAL CURRENT LIABILITIES	241	766	1,542	—	2,549
LONG-TERM DEBT	1,165	—	19	—	1,184
RETIREMENT BENEFITS	337	—	170	—	507
INTERCOMPANY PAYABLE (RECEIVABLE)	1,311	(1,535)	224	—	—
OTHER LIABILITIES	49	136	79	—	264
MINORITY INTERESTS	—	—	65	—	65
SHAREOWNERS’ EQUITY	944	3,073	1,409	(4,482)	944
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,047	$2,440	$3,508	$(4,482)	$5,513

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

	September 30, 2005
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$63	$—	$124	$—	$187
Receivables, net	2	136	1,531	—	1,669
Inventories	—	203	352	—	555
Other current assets	30	81	145	—	256
Assets of discontinued operations	—	162	329	—	491
TOTAL CURRENT ASSETS	95	582	2,481	—	3,158
NET PROPERTY	37	296	691	—	1,024
GOODWILL	—	315	486	—	801
OTHER ASSETS	461	70	356	—	887
INVESTMENTS IN SUBSIDIARIES	3,487	1,163	—	(4,650)	—
TOTAL ASSETS	$4,080	$2,426	$4,014	$(4,650)	$5,870

CURRENT LIABILITIES
Short-term debt	$—	$14	$122	$—	$136
Accounts payable	25	488	977	—	1,490
Other current liabilities	219	120	336	—	675
Liabilities of discontinued operations	—	138	76	—	214
TOTAL CURRENT LIABILITIES	244	760	1,511	—	2,515
LONG-TERM DEBT	1,418	—	33	—	1,451
RETIREMENT BENEFITS	533	—	221	—	754
INTERCOMPANY PAYABLE (RECEIVABLE)	965	(1,791)	826	—	—
OTHER LIABILITIES	45	61	103	—	209
MINORITY INTERESTS	—	—	66	—	66
SHAREOWNERS’ EQUITY	875	3,396	1,254	(4,650)	875
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,080	$2,426	$4,014	$(4,650)	$5,870

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

	Fiscal Year Ended September 30, 2006
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$370	$(148)	$218	$—	$440

INVESTING ACTIVITIES
Capital expenditures	(1)	(35)	(114)	—	(150)
Acquisitions of businesses and investments	—	—	(6)	—	(6)
Investment in debt defeasance trust and marketable securities	(12)	—	(5)	—	(17)
Proceeds from disposition of property and businesses	2	—	63	—	65
Net cash provided by discontinued operations	—	200	18	—	218
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(11)	165	(44)	—	110

FINANCING ACTIVITIES
Change in account receivable securitization	—	—	(72)	—	(72)
Proceeds from issuance of notes and term loan	470	—	—	—	470
Repayment of notes	(672)	—	—	—	(672)
Payments on lines of credit and other	(33)	(14)	(15)	—	(62)
Debt issuance and extinguishment costs	(28)	—	—	—	(28)
Proceeds from exercise of stock options	1	—	—	—	1
Intercompany advances	(35)	—	35	—	—
Cash dividends	(28)	—	—	—	(28)
CASH USED FOR FINANCING ACTIVITIES	(325)	(14)	(52)	—	(391)

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	4	—	4

CHANGE IN CASH AND CASH EQUIVALENTS	34	3	126	—	163

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63	—	124	—	187
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$97	$3	$250	$—	$350

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

	Fiscal Year Ended September 30, 2005
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$171	$34	$(237)	$—	$(32)

INVESTING ACTIVITIES
Capital expenditures	(5)	(51)	(88)	—	(144)
Acquisitions of businesses and investments	—	(5)	(26)	—	(31)
Proceeds from disposition of property and businesses	—	36	13	—	49
Net cash provided by discontinued operations	—	(2)	153	—	151
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(5)	(22)	52	—	25

FINANCING ACTIVITIES
Change in account receivable securitization	—	—	112	—	112
Repayment of notes	(21)	—	—	—	(21)
Borrowings (payments) on lines of credit and other	—	(12)	7	—	(5)
Debt issuance and extinguishment costs	(10)	—	—	—	(10)
Proceeds from exercise of stock options	6	—	—	—	6
Intercompany advances	(53)	—	53	—	—
Cash dividends	(28)	—	—	—	(28)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(106)	(12)	172	—	54

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	8	—	8

CHANGE IN CASH AND CASH EQUIVALENTS	60	—	(5)	—	55

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3	—	129	—	132
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63	$—	$124	$—	$187

                ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

	Fiscal Year Ended September 30, 2004
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(131)	$37	$313	$—	$219

INVESTING ACTIVITIES
Capital expenditures	(6)	(59)	(84)	—	(149)
Acquisitions of businesses and investments, net of cash	—	—	(3)	—	(3)
Proceeds from disposition of property, businesses, and marketable securities	18	15	22	—	55
Cash used by discontinued operations	—	(4)	(19)	—	(23)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	12	(48)	(84)	—	(120)

FINANCING ACTIVITIES
Net change in debt	(53)	—	(2)	—	(55)
Proceeds fromexercise of stock options	6	—	—	—	6
Intercompany advances	195	—	(195)	—	—
Cash dividends	(28)	—	—	—	(28)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	120	—	(197)	—	(77)

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	7	—	7

CHANGE IN CASH AND CASH EQUIVALENTS	1	(11)	39	—	29

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2	11	90	—	103
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3	$—	$129	$—	$132

28.	SUBSEQUENT EVENT

In October 2006, the company implemented a new enterprise resource planning system at one of its European plants. This system change is part of the company's plan to integrate, consolidate, and standardize its information systems. During the implementation, the location experienced significant issues, causing temporary manufacturing ineffciencuies impacting the company's ability to completely fulfill certain customer orders. This resulted in production interruptions at some customer manufacturing facilities. As a result, the company began incurring costs to return to normal production as well as costs associated with production disruptions at certain customer facilities. The company does not believe this event will have a material impact on its fiscal year 2007 operating results.

.

Item 9A.     Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), under the supervision and with the participation of the management of ArvinMeritor, Inc., including the chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

ArvinMeritor’s management, including the chief executive officer and chief financial officer, assessed the effectiveness of its internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment and the criteria set forth by COSO, ArvinMeritor’s management concluded that the internal control over financial reporting maintained by the company, as of September 30, 2006, was effective.

Deloitte & Touche LLP, ArvinMeritor’s independent registered public accounting firm, has issued an attestation report on management’s assessment of its internal control over financial reporting, which follows.

November 15, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of ArvinMeritor, Inc.

Troy, Michigan

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that ArvinMeritor, Inc. (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, cash flows and shareowners’ equity of the Company and financial statement schedule listed in the Index at Item 15(a)(2) as of and for the year ended September 30, 2006. Our report dated November 17, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Detroit, Michigan

November 17, 2006

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we have evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2006, and found no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors, Involvement in Certain Legal Proceedings and Section 16(a) Beneficial Ownership Reporting Compliance in the 2007 Proxy Statement. See also the information with respect to executive officers of ArvinMeritor under Item 4A of Part I. No director or nominee for director was selected pursuant to any arrangement or understanding between that individual and any person other than ArvinMeritor pursuant to which such person is or was to be selected as a director or nominee. There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the directors or nominees for director and any other director, executive officer or person nominated to become a director or executive officer.

ArvinMeritor has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are William D. George, Jr. (chairman), David W. Devonshire, Ivor J. Evans, Victoria B. Jackson and Steven G. Rothmeier. The Board of Directors has determined that ArvinMeritor has at least one “audit committee financial expert” (as defined in Item 401(h) of Regulation S-K), David W. Devonshire, serving on the Audit Committee. Mr. Devonshire is “independent,” as defined in the listing standards of the NYSE.

The charters of the Audit Committee, the Compensation and Management Development Committee, the Corporate Governance and Nominating Committee and the Environmental and Social Responsibility Committee of the Board of Directors are posted on our website, www.arvinmeritor.com, in the section headed “Investors – Corporate Governance.”

All ArvinMeritor employees, including our chief executive officer, chief financial officer, controller and other executive officers, are required to comply with our corporate policies regarding Standards of Business Conduct and Conflicts of Interest. ArvinMeritor’s ethics manual, including the text of the policies on Standards of Business Conduct and Conflicts of Interest, is posted on our website (www.arvinmeritor.com), in the section headed “Investors – Corporate Governance.” We will also post on our website any amendment to, or waiver from, a provision of our policies that applies to our chief executive officer, chief financial officer or controller, and that relates to any of the following elements of these policies: honest and ethical conduct; disclosure in reports or documents filed by the company with the SEC and in other public communications; compliance with applicable laws, rules and regulations; prompt internal reporting of code violations; and accountability for adherence to the policies.

ArvinMeritor’s chief executive officer and chief financial officer have filed certifications, as required by the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) and (b) under the Exchange Act, as exhibits to each Quarterly Report on Form 10-Q filed with the SEC during fiscal year 2006 and to this Annual Report on Form 10-K. The company’s chief executive officer also filed with the NYSE in February 2006 a certification that he was not aware of any violation by the company of the NYSE listing standards.

Item 11.	Executive Compensation.

See the information under the captions Compensation of Directors, Executive Compensation, Agreements with Named Executive Officers and Retirement Benefits in the 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2007 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

See the information under the caption Securities Authorized for Issuance under Other Equity Compensation Plans in the 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

If any reportable relationships and related transactions exist, they will be reported in the 2007 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

See the information under the caption Independent Accountants’ Fees in the 2007 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

Consolidated Statement of Operations, years ended September 30, 2006, 2005 and 2004.

Consolidated Balance Sheet, September 30, 2006 and 2005.

Consolidated Statement of Cash Flows, years ended September 30, 2006, 2005 and 2004.

Consolidated Statement of Shareowners' Equity, years ended September 30, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule for the years ended September 30, 2006, 2005 and 2004.

Page
Schedule II - Valuation and Qualifying Accounts ............	S-1

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

4-b-2	Third Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of April 1, 1998, between ArvinMeritor and BNY Midwest Trust Company (successor to The Chase Manhattan Bank), as trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.2 to ArvinMeritor’s Current Report on Form 8-K, dated June 23, 2006 and filed on June 27, 2006 (File No. 1-15983)(“June 23, 2006 Form 8-K”), is incorporated by reference.

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

4-c-2	Fourth Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of July 3, 1990, between ArvinMeritor and BNY Midwest Trust Company (successor to Harris Trust and Savings Bank), as trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.3 to the June 23, 2006 Form 8-K, is incorporated by reference.

4-d	Indenture, dated as of January 28, 1997, between ArvinMeritor and Wilmington Trust Company, as trustee, filed as Exhibit

4.4 to Arvin's Registration Statement on Form S-3 (Registration No. 333-18521), is incorporated by reference.

4-d-1	First Supplemental Indenture, dated as of January 28, 1997, to the Indenture dated as of January 28, 1997, between

ArvinMeritor and Wilmington Trust Company, as trustee, filed as Exhibit 4.5 to Arvin's Current Report on Form 8-K, dated January 28, 1997 and filed on February 10, 1997 (File No. 1-302), is incorporated by reference.

4-d-2	Second Supplemental Indenture, dated as of July 7, 2000, to the Indenture dated as of January 28, 1997, between

ArvinMeritor and Wilmington Trust Company, filed as Exhibit 4-d-2 to the 2000 Form 10-K, is incorporated by reference.

4-e	Indenture, dated as of March 7, 2006, between ArvinMeritor and BNY Midwest Trust Company, as trustee, filed as Exhibit

4.1 to ArvinMeritor’s Current Report on Form 8-K, dated March 7, 2006 and filed on March 9, 2006 (File No. 1-15983), is incorporated by reference.

4-e-1	First Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of March 7, 2006, between ArvinMeritor and BNY Midwest Trust Company, as trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.1 to the June 23, 2006 Form 8-K, is incorporated herein by reference.

10-a	Credit Agreement, dated as of June 23, 2006, by and among ArvinMeritor, ArvinMeritor Finance Ireland, the institutions from time to time parties thereto as lenders, JP Morgan Chase Bank, National Association, as Administrative Agent, Citicorp North America, Inc. and UBS Securities LLC, as Syndication Agents, ABN AMRO Bank N.V., BNP Paribas and Lehman Commercial Paper Inc., as Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets, as Joint Lead Arrangers and Joint Book Runners, filed as Exhibit 10.1 to the June 23, 2006 Form 8-K, is incorporated by reference.

10-a-1	Subsidiary Guaranty, dated as of June 23, 2006, by and among the subsidiary guarantors and JPMorgan Chase Bank,

National Association, as Administrative Agent, for the benefit of itself, the lenders and other holders of guaranteed obligations, filed as Exhibit 10.2 to the June 23, 2006 Form 8-K, is incorporated herein by reference.

10-a-2	Pledge and Security Agreement, dated as of June 23, 2006, by and among ArvinMeritor, the subsidiaries named therein and

JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10.3 to the June 23, 2006 Form 8-K, is incorporated by reference.

*10-b-1 1997 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10 to ArvinMeritor’s Current Report on Form 8-K

dated and filed on April 20, 2005 (File No. 1-15983), is incorporated by reference.

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

*10-b-4 Form of Performance Share Agreement under the 1997 Long-Term Incentives Plan, filed as Exhibit 10-b to ArvinMeritor’s

Current Report on Form 8-K, dated December 7, 2004 and filed on December 9, 2004 (File No. 1-15983), is incorporated by reference.

*10-b-5 Description of Performance Goals Established in connection with 2005-2007 Cash Performance Plan under the 1997 Long-

Term Incentives Plan, filed as Exhibit 10-c to ArvinMeritor’s Current Report on Form 8-K, dated February 16, 2005 and filed on February 17, 2005 (File No. 1-15983), is incorporated by reference.

*10-b-6 Description of Performance Goals Established in connection with 2006-2008 Cash Performance Plan under the 1997 Long-

Term Incentives Plan, filed as Exhibit 10-b-6 to ArvinMeritor’s Form 10-K for the fiscal year ended October 2, 2005 (File No. 1-15983), is incorporated by reference.

*10-b-7	Description of Performance Goals Established in connection with 2007-2009 Cash Performance Plan under the 1997 Long-

Term Incentives Plan.

*10-c	Description of Compensation of Non-Employee Directors.

*10-d-1	2004 Directors Stock Plan, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004 (File No. 1-15983), is incorporated by reference.

*10-d-2 Form of Restricted Share Unit Agreement under the 2004 Directors Stock Plan, filed as Exhibit 10-c-3 to ArvinMeritor’s

Annual Report on Form 10-K for the fiscal year ended October 3, 2004 (File No. 1-15983), is incorporated by reference.

*10-d-3 Form of Restricted Stock Agreement under the 2004 Directors Stock Plan, filed as Exhibit 10-c-4 to ArvinMeritor’s Annual

Report on Form 10-K for the fiscal year ended October 2, 2005 (Filed No. 1-15983), is incorporated by reference.

*10-e-1	Incentive Compensation Plan, as amended and restated, filed as Exhibit 10-b to ArvinMeritor’s Current Report on Form 8-

K, dated February 16, 2005 and filed on February 17, 2005 (File No. 1-15983), is incorporated by reference.

*10-e-2 Form of Deferred Share Agreement, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the

quarterly period ended January 2, 2005 (File No. 1-15983), is incorporated by reference.

*10-f	Copy of resolution of the Board of Directors of ArvinMeritor, adopted on July 6, 2000, providing for its Deferred

Compensation Policy for Non-Employee Directors, filed as Exhibit 10-f to the 2000 Form 10-K, is incorporated by reference.

*10-g	Deferred Compensation Plan, filed as Exhibit 10-e-1 to Meritor's Annual Report on Form 10-K for the fiscal year ended

September 30, 1998 (File No. 1-13093), is incorporated by reference.

*10-h	1998 Stock Benefit Plan, as amended, filed as Exhibit (d)(2) to ArvinMeritor's Schedule TO, Amendment No. 3 (File No. 5-

61023), is incorporated by reference.

*10-i	Employee Stock Benefit Plan, as amended, filed as Exhibit (d)(3) to ArvinMeritor’s Schedule TO, Amendment No. 3 (File

No. 5-61023), is incorporated by reference.

*10-j	1988 Stock Benefit Plan, as amended, filed as Exhibit 10 to Arvin's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1988, and as Exhibit 10(E) to Arvin's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1993 (File No. 1-302), is incorporated by reference.

10-k	Loan Agreement, dated as of September 19, 2005, among ArvinMeritor, Inc., ArvinMeritor Receivables Corporation, the

lenders from time to time party thereto and SunTrust Capital Markets, Inc., filed as Exhibit 10a to ArvinMeritor’s Current

Report on Form 8-K, dated September 16, 2005 and filed on September 19, 2005 (File No. 1-15983), is incorporated by reference.

10-k-1	Amendment No. 1, dated as of May 8, 2006, to Loan Agreement, dated as of September 19, 2005, among ArvinMeritor,

ArvinMeritor Receivables Corporation, the lenders from time to time party thereto and SunTrust Capital Markets, Inc., filed as Exhibit 10a to ArvinMeritor’s Current Report on Form 8-K, dated May 8, 2006 and filed on May 10, 2006 (File No. 1-15983), is incorporated by reference.

10-k-2	Amendment No. 2, dated as of September 18, 2006, to Loan Agreement, dated as of September 19, 2005, among

ArvinMeritor, ArvinMeritor Receivables Corporation, the lenders from time to time party thereto and SunTrust Capital Markets, Inc., filed as Exhibit 10 to ArvinMeritor’s Current Report on Form 8-K, dated September 18, 2006 and filed on September 20, 2006 (File No. 1-15983), is incorporated by reference.

10-k-3	Amendment No. 3, dated as of November 6, 2006, to Loan Agreement, dated as of September 19, 2005, among

ArvinMeritor, ArvinMeritor Receivables Corporation, the lenders from time to time party thereto and SunTrust Capital Markets, Inc.

10-l	Second Amended and Restated Purchase and Sale Agreement, dated as of September 19, 2005, among ArvinMeritor OE,

LLC and various affiliates, as Originators, and ArvinMeritor Receivables Corporation, filed as Exhibit 10b to ArvinMeritor’s Current Report on Form 8-K, dated September 16, 2005 and filed on September 19, 2005 (File No. 1-15983), is incorporated by reference.

10-l-1	First Amendment, dated as of May 8, 2006, to Second Amended and Restated Purchase and Sale Agreement, dated as of

September 19, 2005, among ArvinMeritor Receivables Corporation and the Originators named therein, filed as Exhibit 10b to ArvinMeritor’s Current Report on Form 8-K, dated May 8, 2006 and filed on May 10, 2006, is incorporated by reference.

10-l-2	Third Amendment, dated as of November 6, 2006, to Second Amended and Restated Purchase and Sale Agreement, dated as of September 19, 2005, among ArvinMeritor Receivables Corporation and the Originators named therein.

*10-m	Employment agreement between the company and Charles G. McClure, Jr., filed as Exhibit 10-s to ArvinMeritor’s Annual

Report on Form 10-K for the fiscal year ended October 3, 2004 (File No. 1-15983), is incorporated by reference.

*10-n	Employment agreement between the company and James D. Donlon, III, filed as Exhibit 10 to ArvinMeritor’s Current

Report on Form 8-K, dated April 12, 2005 and filed on April 13, 2004 (File No. 1-15983), is incorporated by reference.

*10-o	Form of employment letter between ArvinMeritor and its executives, filed as Exhibit 10-a to ArvinMeritor’s Current Report on Form 8-K, dated October 27, 2004 and filed on December 21, 2004 (File No. 1-15983), is incorporated by reference.

*10-p	Supplement to employment letter between ArvinMeritor and Juan L. De La Riva, filed as Exhibit 10-b to ArvinMeritor’s

Current Report on Form 8-K, dated October 27, 2004 and filed on December 21, 2004 (File No. 1-15983), is incorporated by reference.

*10-q	Supplement to employment letter between ArvinMeritor and Thomas A. Gosnell, filed as Exhibit 10-c to ArvinMeritor’s

Current Report on Form 8-K, dated October 27, 2004 and filed on December 21, 2004 (File No. 1-15983), is incorporated by reference.

*10-r	Agreement, dated August 23, 2006, between ArvinMeritor and Thomas A. Gosnell, filed as Exhibit 10.1 to ArvinMeritor’s

Current Report on Form 8-K, dated August 24, 2006 and filed on August 28, 2006 (File No. 1-15983), is incorporated by reference.

*10-s	Consulting Agreement, dated August 23, 2006, between ArvinMeritor and Thomas A. Gosnell, filed as Exhibit 10.2 to

ArvinMeritor’s Current Report on Form 8-K, dated August 24, 2006 and filed on August 28, 2006 (File No. 1-15983), is incorporated by reference.

*10-t	Employment agreement, dated August 23, 2006, between ArvinMeritor and Philip R. Martens, filed as Exhibit 10.3 to

ArvinMeritor’s Current Report on Form 8-K, dated August 24, 2006 and filed on August 28, 2006 (File No. 1-15983), is incorporated by reference.

*10-u	Employment agreement, dated August 23, 2006, between ArvinMeritor and Carsten J. Reinhardt, filed as Exhibit 10.4 to

ArvinMeritor’s Current Report on Form 8-K, dated August 24, 2006 and filed on August 28, 2006 (File No. 1-15983), is incorporated by reference.

*10-v	Employment agreement, dated August 21, 2006, between ArvinMeritor and H. H. Wacaser, filed as Exhibit 10.5 to

ArvinMeritor’s Current Report on Form 8-K, dated August 24, 2006 and filed on August 28, 2006 (File No. 1-15983), is incorporated by reference.

*10-w	Agreement, dated September 26, 2006, between ArvinMeritor and Juan L. De La Riva.

12	Computation of ratio of earnings to fixed charges.

21	List of subsidiaries of ArvinMeritor.

23-a	Consent of Vernon G. Baker, II, Esq., Senior Vice President and General Counsel of ArvinMeritor.

23-b	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

23-c	Consent of Bates White LLC.

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of ArvinMeritor.

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

________________

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINMERITOR, INC.

By: /s/ Vernon G. Baker, II

Vernon G. Baker, II

Senior Vice President

and General Counsel

Date: November 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 17th day of November, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Charles G. McClure, Jr. *	Chairman of the Board, Chief Executive

Officer and President (principal executive

officer) and Director

Joseph B. Anderson, Jr., Rhonda L. Brooks,	Directors

David W. Devonshire, Ivor J. Evans,

Joseph P. Flannery, William D. George, Jr.,

Richard W. Hanselman, Victoria B. Jackson,

James E. Marley, William R. Newlin,

Steven G. Rothmeier and Andrew J. Schindler*

James D. Donlon, III*	Senior Vice President and Chief Financial

Officer (principal financial officer)

Jeffrey A. Craig*	Vice President and Controller (principal accounting officer)

* By: /s/ Bonnie Wilkinson

Bonnie Wilkinson
Attorney-in-fact **

** By authority of powers of attorney filed herewith.

SCHEDULE II

ARVINMERITOR, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended September 30, 2006, 2005, 2004

Description (In millions)	Balance at Beginning of Year	Charged to costs and expenses	Other Deductions		Balance at End of year
Year ended September 30, 2006:
Allowance for doubtful accounts	$34	$8	$21	(a)	$21
Deferred tax asset valuation allowance	148	35	—		183

Year ended September 30, 2005:
Allowance for doubtful accounts	$26	$19	$11	(a)	$34
Deferred tax asset valuation allowance	93	55	—		148

Year ended September 30, 2004:
Allowance for doubtful accounts	$16	$19	$9	(a)	$26
Deferred tax asset valuation allowance	62	39	8	(b)	93

(a)	Uncollectible accounts written off
(b)	Underlying deferred tax asset written off

S-1