Form 10-Q
period 2006-12-31
ARVINMERITOR INC
filed 2007-02-09
CIK 1113256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

71,322,886 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on January 31, 2007.

INDEX

PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements:	Page
			No.
		Consolidated Statement of Income - - Three Months
		Ended December 31, 2006 and 2005	2

		Consolidated Balance Sheet - -
		December 31, 2006 and September 30, 2006	3

		Condensed Consolidated Statement of Cash Flows - -
		Three Months Ended December 31, 2006 and 2005	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	33

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	42

	Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION:

	Item 5.	Other Information	44

	Item 6.	Exhibits	44

Signatures			45

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

	Three Months Ended December 31,
	2006	2005
	(Unaudited)
Sales	$2,340	$2,098
Cost of sales	(2,222)	(1,966)
GROSS MARGIN	118	132
Selling, general and administrative	(86)	(88)
Restructuring costs	(1)	(1)
Gain on divestitures	2	23
OPERATING INCOME	33	66
Equity in earnings of affiliates	9	7
Interest expense, net and other	(27)	(32)
INCOME BEFORE INCOME TAXES	15	41
Provision for income taxes	(2)	(10)
Minority interests	(2)	(3)
INCOME FROM CONTINUING OPERATIONS	11	28
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(4)	6
NET INCOME	$7	$34

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.16	$0.40
Discontinued operations	(0.06)	0.09
Basic earnings per share	$0.10	$0.49

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.16	$0.40
Discontinued operations	(0.06)	0.09
Diluted earnings per share	$0.10	$0.49

Basic average common shares outstanding	69.4	69.0
Diluted average common shares outstanding	70.5	69.8

Cash dividends per common share	$0.10	$0.10

See notes to consolidated financial statements. Amounts for the three months ended December 31, 2005 have been restated for discontinued operations.

ARVINMERITOR, INC.

CONSOLIDATED BALANCE SHEET

(in millions)

	December 31,	September 30,
	2006	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$369	$350
Receivables, net	1,564	1,645
Inventories	628	596
Other current assets	292	295
Assets of discontinued operations	204	207
TOTAL CURRENT ASSETS	3,057	3,093
NET PROPERTY	984	988
GOODWILL	510	503
OTHER ASSETS	945	929
TOTAL ASSETS	$5,496	$5,513

LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$137	$56
Accounts payable	1,551	1,649
Other current liabilities	698	741
Liabilities of discontinued operations	99	103
TOTAL CURRENT LIABILITIES	2,485	2,549
LONG-TERM DEBT	1,185	1,184
RETIREMENT BENEFITS	526	507
OTHER LIABILITIES	234	264
MINORITY INTERESTS	67	65
SHAREOWNERS’ EQUITY:
Common stock (December 31, 2006, 71.1 shares issued and outstanding; September 30, 2006, 71.0 shares issued and 70.6 outstanding)	71	71
Additional paid-in capital	591	587
Retained earnings	376	376
Treasury stock (December 31, 2006, none and September 30, 2006, 0.4 shares)	(11)	(11)
Accumulated other comprehensive loss	(28)	(79)
TOTAL SHAREOWNERS’ EQUITY	999	944
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$5,496	$5,513

See notes to consolidated financial statements

ARVINMERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Three Months Ended December 31,
	2006	2005
	(Unaudited)
OPERATING ACTIVITIES
Income from continuing operations	$11	$28
Adjustments to income from continuing operations to arrive
at cash provided by (used for) operating activities:
Depreciation and amortization	43	40
Gain on divestitures	(2)	(23)
Restructuring costs, net of payments	(7)	(7)
Pension and retiree medical expense	33	33
Other adjustments to income	(1)	1
Pension and retiree medical contributions	(39)	(28)
Changes in receivable securitization and factoring	15	37
Changes in assets and liabilities, excluding effects of
acquisitions, divestitures and foreign currency adjustments	(85)	81
Cash flows provided by (used for) continuing operations	(32)	162
Cash flows used for discontinued operations	(1)	(11)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(33)	151

INVESTING ACTIVITIES
Capital expenditures	(30)	(38)
Acquisitions of businesses and investments, net of cash acquired	(5)	(1)
Proceeds from disposition of property and businesses	5	39
Proceeds from marketable securities	5	—
Net investing cash flows provided by (used for) discontinued operations	(1)	8
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(26)	8

FINANCING ACTIVITIES
Borrowings (payments) on accounts receivable securitization program	80	(24)
Repayment of notes	—	(3)
Borrowings (payments) on lines of credit and other, net	1	(12)
Net change in debt	81	(39)
Cash dividends	(7)	(7)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	74	(46)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	4	2
CHANGE IN CASH AND CASH EQUIVALENTS	19	115
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	350	187
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$369	$302

See notes to consolidated financial statements. Amounts for the three months ended December 31, 2005 have been restated for discontinued operations.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

1.	Basis of Presentation

ArvinMeritor, Inc. (the company or ArvinMeritor) is a global supplier of a broad range of integrated systems, modules and components serving light vehicle, commercial truck, trailer and specialty original equipment manufacturers and certain aftermarkets. The consolidated financial statements are those of the company and its consolidated subsidiaries.

The company’s Light Vehicle Aftermarket (LVA) businesses and Light Vehicle Systems (LVS) ride control business are presented as discontinued operations in the consolidated statement of income and related notes. The company sold its LVA North American filters, exhaust and motion control businesses, its Gabriel South Africa LVA ride control business and its 39 percent interest in its Purolator India joint venture during fiscal year 2006. Results of operations related to these businesses are presented as discontinued operations in the consolidated statement of income through the date of sale. The assets and liabilities of LVA are classified as held for sale and included in assets and liabilities of discontinued operations in the consolidated balance sheet. In the fourth quarter of fiscal year 2006, the company decided to retain its 51 percent interest in its Gabriel de Venezuela light vehicle aftermarket joint venture. As a result, the results of operations, assets and liabilities and cash flows of this business are presented in continuing operations in the consolidated financial statements and prior periods have been restated to reflect this presentation (see Note 4).

In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the three months ended December 31, 2006, are not necessarily indicative of the results for the full year.

The company’s fiscal year ends on the Sunday nearest September 30. The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30. The first quarter of fiscal years 2007 and 2006 ended on December 31, 2006, and January 1, 2006, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and December 31 are used consistently throughout this report to represent the fiscal year end and first quarter end, respectively.

For each interim reporting period, the company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

2.	Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards and convertible securities, if applicable.

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended
	December 31,
	2006	2005

Basic average common shares outstanding	69.4	69.0
Impact of restricted stock	0.9	0.8
Impact of stock options	0.2	—
Diluted average common shares outstanding	70.5	69.8

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

At December 31 2006 and 2005, options to purchase 3.2 million and 4.9 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Quantifying Financial Misstatements”, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The company will adopt SAB 108 in the fourth quarter of fiscal year 2007 and is in the process of determining the effect, if any, it will have on its consolidated financial statements.

4.	Discontinued Operations

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

In November 2005, the company sold its 39-percent equity ownership interest in its light vehicle aftermarket joint venture, Purolator India. Cash proceeds from the sale were $9 million, resulting in a $2 million after-tax gain, which is recorded in income from discontinued operations.

In order to reduce costs and improve profitability, LVA recorded restructuring costs of $2 million in the first quarter of fiscal year 2006. At December 31 and September 30, 2006, $3 million and $4 million of restructuring reserves primarily related to unpaid employee termination benefits are included in liabilities of discontinued operations.

Light Vehicle Ride Control

In December 2005, the company sold its light vehicle ride control business located in Asti, Italy and recorded an after-tax loss on the sale of $2 million. This sale, along with the previous divestiture of the company’s 75-percent shareholdings in AP Amortiguadores, S.A. (APA) in the second quarter of fiscal year 2004, substantially completed the company’s plan to exit its LVS ride control business (ride control). Therefore, ride control is presented as discontinued operations in the consolidated statement of income and consolidated statement of cash flows for all periods presented. Ride control provides shock absorbers, struts, ministruts, and corner modules to the light vehicle industry. The company previously expected to close the ride control business in Asti, Italy during fiscal year 2006 and recorded approximately $31 million of restructuring costs in fiscal year 2005 related to the expected closure. These costs included $16 million of employee termination benefits and $15 million of asset impairment charges. As a result of the sale of the ride control operations located in Asti, Italy in the first quarter of fiscal year 2006, the company reversed $12 million of restructuring costs related to employee termination benefits that will no longer be paid by the company. These restructuring costs, including the subsequent reversals, are recorded in discontinued operations in the consolidated statement of income.

Results of the discontinued operations are summarized as follows (in millions):

	Three Months Ended
	December 31,
	2006	2005
Sales:
Light Vehicle Aftermarket	$78	$182
Ride Control	6	15
Total sales	$84	$197

Income (loss) before income taxes	$(4)	$9
Provision for income taxes	—	(3)
Income (loss) from discontinued operations	$(4)	$6

Assets and liabilities of the discontinued operations are summarized as follows (in millions):

	December 31,	September 30,
	2006	2006

Current assets	$132	$137
Net property	46	44
Other assets	26	26
Assets of discontinued operations	$204	$207

Current liabilities	$93	$96
Other liabilities	6	7
Liabilities of discontinued operations	$99	$103

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

5.	Goodwill

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

The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Discounted cash flow methods are dependent upon assumption of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows.

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

Step one of the company’s fiscal 2006 annual goodwill impairment review indicated the carrying value of its LVS emissions technology reporting unit exceeded its fair value. The fair value of this reporting unit was estimated using a probability weighted average cash flow analysis. This analysis considered multiple cash flow scenarios, including earnings multiples and the expected present value of future cash flows. Based on the step one analysis, the company recorded a $310 million non-cash goodwill impairment charge in the fourth quarter of fiscal year 2006 as its best estimate of the impairment loss. The company completed the step two analysis in the first quarter of fiscal year 2007, which supported the original goodwill impairment charge recorded in the prior year.

A summary of the changes in the carrying value of goodwill, by segment, is as follows (in millions):

	LVS	CVS	Total
Balance at September 30, 2006	$70	$433	$503
Foreign currency translation	—	7	7
Balance at December 31, 2006	$70	$440	$510

6.	Restructuring Costs

The company recorded restructuring charges of $1 million during the first three months of each of fiscal years 2007 and 2006. At December 31 and September 30, 2006, $32 million and $40 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet.

Fiscal year 2005 program:  In the second quarter of fiscal year 2005, the company announced the elimination of approximately 400 to 500 salaried positions and approved plans to consolidate, downsize, close or sell certain underperforming businesses or facilities. During fiscal year 2006, the company identified approximately 550 additional salaried and hourly headcount reductions in its LVS and ET business segments. Including these additional headcount reductions, the fiscal year 2005 actions resulted in the reduction of approximately 900 salaried and 1,900 hourly employees and the sale, closure or consolidation of 11 global facilities, primarily in the LVS and ET business segments. These actions were intended to align capacity with industry conditions, utilize assets more efficiently, and improve operations. The total estimated cost of these actions is approximately $132 million over the life of the program, of which approximately $105 million is estimated to be cash costs. Estimated costs included employee severance and other exit costs, as well as asset impairments. Asset impairment charges related to manufacturing facilities that were closed or sold and machinery and equipment that have become idle and obsolete as a result of the facility closures.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

Cumulative restructuring costs recorded for the fiscal year 2005 program, including amounts recorded in discontinued operations, are $127 million as of December 31, 2006. These costs include $92 million of employee termination benefits, $29 million of asset impairment charges and $6 million of other closure costs.

The changes in the restructuring reserves for the three months ended December 31, 2006 are as follows (in millions):

Employee
Termination
Benefits
Balance at September 30, 2006	$40
Activity during the period:
Charges to expense	1
Ride control reversal (1)	(1)
Cash payments	(8)
Balance at December 31, 2006	$32

  (1) Restructuring charges related to ride control are included in discontinued operations in the consolidated statement of income.

7.	Acquisitions and Divestitures

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

8.	Accounts Receivable Securitization and Factoring

In March 2006, the company entered into a European arrangement to sell trade receivables through one of its European subsidiaries. Under this arrangement, the company can sell up to, at any point in time, €100 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the company’s consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. Costs associated with this securitization arrangement were $1 million in the three months ended December 31, 2006 and are included in operating income in the consolidated statement of income. The gross amount of proceeds received from the sale of receivables under this arrangement was $116 million for the three months ended December 31, 2006. The company’s retained interest in receivables sold is $14 million and $6 million at December 31 and September 30, 2006, respectively. The company had utilized €48 million ($63 million) and €48 million ($61 million) of this accounts receivable securitization facility as of December 31 and September 30, 2006, respectively.

The company also participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $250 million program, which was established in September 2005, and amended in fiscal year 2006, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet (see Note 14). As of December 31, 2006 and September 30, 2006 the company had utilized $120 million and $40 million, respectively, of this accounts receivable securitization facility. Borrowings under this arrangement are collateralized by approximately $311 million of receivables held at ARC at December 31, 2006. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At December 31, 2006, the company was in compliance with all covenants.

In addition, several of the company’s European subsidiaries factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored receivables excluded from accounts receivable was $105 million and $84 million at December 31, 2006 and September 30, 2006, respectively.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

9.	Inventories

Inventories are stated at the lower of cost (using first-in, first-out (FIFO) or average cost methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	December 31,	September 30,
	2006	2006
Finished goods	$209	$198
Work in process	150	147
Raw materials, parts and supplies	269	251
Total	$628	$596

10.	Other Current Assets

Other current assets are summarized as follows (in millions):

	December 31,	September 30,
	2006	2006

Current deferred income tax assets	$147	$134
Customer reimbursable tooling and engineering	61	63
Asbestos-related recoveries (see Note 17)	8	8
Assets held for sale	6	7
Prepaid and other	70	83
Other current assets	$292	$295

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

11.	Other Assets

Other assets are summarized as follows (in millions):

	December 31,	September 30,
	2006	2006
Non-current deferred income tax assets	$555	$560
Investments in non-consolidated joint ventures	143	133
Long-term receivables	41	41
Prepaid pension costs	46	35
Unamortized debt issuance costs	30	31
Capitalized software costs, net	26	27
Asbestos-related recoveries (see Note 17)	30	30
Patents, licenses and other intangible assets (less accumulated amortization: $7 at December 31 and September 30, 2006)	17	20
Investment in debt defeasance trust (see Note 14)	11	11
Other	46	41
Other assets	$945	$929

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

Patents, licenses and other intangible assets include trademarks and other indefinite lived intangibles of $5 million, an intangible asset associated with the retirement pension plans of $9 million and other amortizable intangible assets of $3 million. The company’s trademarks, which were determined to have an indefinite life, and pension intangible asset are not amortized. Patents, licenses and other intangible assets are amortized over their contractual or estimated useful lives, as appropriate. The company anticipates amortization expense for patents, licenses and other intangible assets of approximately $1 million for fiscal year 2007 and $2 million total thereafter.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

12.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2006	2006

Compensation and benefits	$191	$251
Income taxes	150	163
Taxes other than income taxes	55	53
Product warranties	66	51
Restructuring (see Note 6)	32	40
Reserve for labor disruption (see Note 17)	17	29
Current deferred income tax liabilities	8	7
Asbestos-related liabilities (see Note 17)	11	11
Interest	26	8
AB Volvo joint venture payable	23	—
Environmental (see Note 17)	14	14
Other	105	114
Other current liabilities	$698	$741

On October 4, 2004, the company formed two joint ventures in France with AB Volvo to manufacture and distribute axles. The company acquired its 51-percent interest for a purchase price of €19 million ($25 million). The company has an option to purchase and AB Volvo has an option to require the company to purchase the remaining 49-percent interest in one of the joint ventures beginning in the first quarter of fiscal year 2008 for €16 million ($21 million) plus interest at EURIBOR rates, plus a margin. This option to purchase the minority interest is essentially a financing arrangement as the minority shareholder does not participate in any profits or losses of the joint venture. Therefore, this option, including accreted interest to date, is recorded as a current obligation of the company and included in Other Current Liabilities and no minority interest is recognized for the 49-percent interest in this joint venture. At September 30, 2006, this obligation is recorded in Other Long-term Liabilities.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended
	December 31,
	2006	2005
Total product warranties -- beginning of period	$121	$93
Accruals for product warranties	15	11
Payments	(11)	(12)
Change in estimates and other	—	(3)
Total product warranties – end of period	125	89
Less: Non-current product warranties (see Note 13)	(59)	(39)
Product warranties – current portion	$66	$50

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

13.	Other Liabilities

Other Liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2006	2006

Asbestos-related liabilities (see Note 17)	$46	$46
Non-current deferred income tax liabilities	30	30
Product warranties (see Note 12)	59	70
Environmental (see Note 17)	11	13
Long-term payable	41	64
Fair value of interest rate swaps	6	—
Other	41	41
Other liabilities	$234	$264

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

14.	Long-Term Debt

Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

	December 31,	September 30,
	2006	2006
6-5/8 percent notes due 2007	$5	$5
6-3/4 percent notes due 2008	5	5
7-1/8 percent notes due 2009	6	6
6.8 percent notes due 2009	77	77
8-3/4 percent notes due 2012	311	311
Term Loan B due 2012	170	170
8-1/8 percent notes due 2015	251	251
4.625 percent convertible notes due 2026(1)	300	300
9.5 percent subordinated debentures due 2027	39	39
Bank revolving credit facilities	—	—
Accounts receivable securitization (see Note 8)	120	40
Lines of credit and other	30	28
Fair value adjustment of notes	8	8
Subtotal	1,322	1,240
Less: current maturities	(137)	(56)
Long-term debt	$1,185	$1,184

(1) These convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 (see Convertible Securities below).

Debt Securities

The company previously filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities to be offered in one or more series on terms determined at the time of sale. At December 31, 2006 the company had $150 million of debt securities available for issuance under this shelf registration.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

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

Senior Secured Credit Facilities

In June 2006, the company replaced its $900 million revolving credit facility that was to expire in 2008 with two new senior secured credit facilities totaling $1.15 billion (the new credit facilities). The new credit facilities include a $980 million revolving credit facility and a $170 million term loan maturing in 2011 and 2012, respectively. Debt issuance costs associated with the new credit facilities of $10 million are being amortized over the five year term of the revolving credit facility. Borrowings under the new revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At December 31, 2006, the margin over the LIBOR rate was 150 basis points, and the commitment fee was 30 basis points. Similar to the prior revolving credit facility, the new revolving credit facility includes a $150 million limit on the issuance of letters of credit. At December 31 and September 30, 2006, approximately $30 million and $25 million letters of credit, respectively, were issued.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

The term loan is payable in quarterly installments of $0.25 million with the remaining balance due at maturity. Borrowings under the term loan are subject to interest based on quoted LIBOR rates plus a margin. At December 31, 2006, the margin over the LIBOR rate was 175 basis points.

Borrowings under the revolving credit facility and term loan are collateralized by approximately $1.0 billion of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property, and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

The new credit facilities require the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio no greater than 4.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.50x. At December 31, 2006 the company was in compliance with all covenants.

Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the new credit facilities. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 21).

Accounts Receivable Securitization

In September 2005, the company entered into a new $250 million accounts receivable securitization arrangement. As discussed in Note 8, the company’s previous accounts receivable securitization facility expired in September 2005. Under the accounts receivable securitization arrangement, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ARC. ARC funds these purchases with borrowings under a loan agreement with a bank. The weighted average interest rate on borrowings under this arrangement was approximately 5.30 percent at December 31, 2006. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by $311 million of eligible receivables purchased and held by ARC at December 31, 2006. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At December 31, 2006, the company was in compliance with all covenants.

Related Parties

A 57-percent owned consolidated joint venture of the company has a $6 million, 6.5-percent loan with its minority partner that matures in fiscal year 2009. This loan is included in long-term debt in the consolidated balance sheet.

The company also has an arrangement with a non-consolidated joint venture that allows the company to borrow funds from time to time, at LIBOR plus 50 basis points. No amounts were outstanding under this arrangement at December 31 and September 30, 2006.

Interest Rate Swap Agreements

As of December 31, 2006, the company had interest rate swap agreements that effectively convert $221 million of the company’s 8-3/4 percent notes, $63 million of the 6.8 percent notes, and $25 million of the 8-1/8 percent notes to variable interest rates. The fair value of the 8-3/4 percent swaps was a liability of $6 million and is included in Other Liabilities and the fair value of the 6.8 percent swaps and 8-1/8 percent notes were not significant as of December 31 and September 30, 2006. The terms of the interest rate swap agreements require the company to place cash on deposit as collateral if the fair value of the interest rate swaps is greater than a liability position of $10 million. At September 30, 2006, the company had placed $6 million on deposit with the counterparty as collateral and recorded such deposit as a reduction in the carrying value of the associated interest rate swap. At December 31, 2006 no amounts were on deposit with the counterparty as collateral. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent, 6.8 percent and 8.125 percent on notional amounts of $221 million, $63 million and $25 million, respectively, and pays variable rates based on three-month LIBOR plus a weighted-average spread of 3.41 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other. Included in the fair value adjustment of notes is $12 million related to previously terminated interest rate swaps, which is being amortized to earnings as a reduction of interest expense over the remaining life of the related debt.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

The company classifies the cash flows associated with its interest rate swaps in cash flows from operating activities in its consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

Leases

The company has various operating leasing arrangements. Future minimum lease payments under these operating leases are $23 million in 2007, $17 million in 2008, $14 million in 2009, $10 million in 2010, $8 million in 2011 and $11 million thereafter.

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

Under this program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Income (AOCI) in the consolidated statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12 months. The impact to operating income associated with hedge ineffectiveness was not significant in the three months ended December 31, 2006 and 2005.

Amounts recorded in AOCI were not material at December 31, 2006. At September 30, 2006, there was a $1 million loss recorded in AOCI. Amounts recorded in AOCI are generally recorded in operating income over the next twelve months as the forecasted hedged transactions are recognized in earnings.

The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

Fair values of financial instruments are summarized as follows (in millions):

	December 31,		September 30,
	2006		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$369	369	$350	$350
Short-term investments	—	—	5	5
Interest rate swaps - asset	—	—	1	1
Foreign exchange contracts - asset	2	2	—	—
Investment in debt defeasance trust	12	12	12	12
Collateral on interest rate swap liability	—	—	6	6
Interest rate swaps - liability	6	6	6	6
Foreign exchange contracts - liability	2	2	1	1
Short-term debt	137	137	56	56
Long-term debt	1,185	1,200	1,184	1,151

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

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

16.	Retirement Benefit Liabilities

Retirement Benefit Liabilities consisted of the following (in millions):

	December 31,	September 30,
	2006	2006
Retiree medical liability	$258	$255
Pension liability	267	259
Other	55	47
Subtotal	580	561
Less: current portion (included in compensation and benefits)	(54)	(54)
Retirement benefit liabilities	$526	$507

The components of net periodic pension and retiree medical expense, including discontinued operations, for the three months ended December 31, are as follows:

	2006		2005
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$9	$1	$12	$1
Interest cost	25	9	23	5
Assumed return on plan assets	(26)	—	(24)	—
Amortization of prior service costs	1	(2)	1	(6)
Recognized actuarial loss	10	6	14	7
Total expense	$19	$14	$26	$7

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

On December 22, 2005, the District Court issued an order granting a motion by the UAW for a preliminary injunction. The order enjoined the company from implementing the changes to retiree health benefits that had been scheduled to become effective on January 1, 2006, and ordered the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes approved in 2002 and 2004. On August 17, 2006, the District Court denied a motion by the company and the other defendants for summary judgment, granted a motion by the UAW for summary judgment, and granted the UAW’s request to make the terms of the preliminary injunction permanent (the injunction). Due to the uncertainty related to the ongoing lawsuits and since the injunction has the impact of at least temporarily changing the benefits provided under the existing postretirement medical plans, the company accounted for the injunction as a partial rescission of the 2002 and 2004 plan amendments. The company recalculated the APBO as of December 22, 2005, which resulted in an increase in the APBO of $168 million. The increase in APBO will offset the remaining unamortized negative prior service cost of the 2002 and 2004 plan amendments and will increase retiree medical expense over the average remaining service period associated with the original plan amendments of approximately 10 years. In addition, the increase in APBO will result in higher interest cost, a component of retiree medical expense. The company began recording the impact of the injunction in March 2006, 90 days from the December 22, 2005 measurement date, which is consistent with the 90-day lag between the company’s normal plan measurement date of June 30 and its fiscal year-end. In addition, the injunction ordered defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. The company recorded a $5 million reserve at September 30, 2006 as the best estimate of its liability for these retroactive benefits. The company continues to believe it has meritorious defenses to these actions and has appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit. The ultimate outcome of the UAW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

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

The company has been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at December 31, 2006 to be approximately $25 million, of which $9 million is recorded as a liability.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2006 to be approximately $65 million, of which $16 million is recorded as a liability.

Included in the company’s environmental liabilities are costs for on-going operating, maintenance and monitoring at environmental sites in which remediation have been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $9 million at December 31, 2006. The undiscounted estimate of these costs is approximately $12 million.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

Following are the components of the Superfund and Non-Superfund Environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2006	$10	$17	$27

Payments	(1)	(1)	(2)
Balance at December 31, 2006	$9	16	25

Environmental reserves are included in Other Current Liabilities (see Note 12) and Other Liabilities (see Note 13).

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

Asbestos

Maremont Corporation (Maremont), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 44,049 and 51,895 pending asbestos-related claims at December 31, and September 30, 2006, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2006	September 30, 2006
Pending and future claims	$41	$41
Shortfall and other	9	9
Asbestos-related reserves	$50	$50

Asbestos-related recoveries	$31	$31

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

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

Shortfall and other: Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were not significant in the three months ended December 31, 2006 and 2005.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

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

In the fourth quarter of fiscal year 2006, the company engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. Accordingly, the company has recorded a $7 million liability at December 31 and September 30, 2006 for defense costs associated with these claims. This estimate was based on historical data and certain assumptions with respect to events that occur in the future. Bates White was unable to determine an estimate of indemnity costs for pending or future Rockwell legacy asbestos-related claims. Bates White and management cannot reasonably estimate the ultimate liabilities for these costs, primarily because the company does not have a sufficient history of claims settlement from which to develop reliable assumptions. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on the company’s experience defending these asbestos claims, the company does not believe these lawsuits will have a material adverse effect on its financial condition or results of operations. Rockwell was not a member of the CCR and handled its asbestos-related claims using its own litigation counsel. As a result, the company does not have any additional potential liabilities for committed CCR settlements or shortfall (as described above) in connection with the Rockwell-legacy cases.

Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, the company expects to recover the majority of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and a substantial portion of the costs for defending asbestos claims going forward. Accordingly, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $7 million at December 31 and September 30, 2006.

Contingencies Related to Work Stoppage

The company’s collective bargaining agreement with the Canadian Auto Workers (“CAW”) at its CVS brakes facility in Tilbury, Ontario, Canada, expired on June 3, 2006. On June 4, 2006, the company announced that, after lengthy negotiations, a new tentative agreement with the CAW had not yet been reached and, as a result, the company had suspended operations at the facility. On June 12, 2006, the company reached a tentative agreement with the CAW, which was subsequently ratified on June 14, 2006, and resumed operations. As a result of this work stoppage, the company experienced temporary manufacturing inefficiencies and incurred certain costs in order to return to normal production. The company was temporarily unable to completely fulfill certain customer orders, resulting in temporary production interruptions at some customer manufacturing facilities. The impact of this labor disruption on operating income in fiscal year 2006 was $45 million. Included in this amount are premium labor costs, expedited freight and logistical costs and other costs associated with production disruptions at certain customers’ facilities. At December 31, 2006, $17 million is recorded as a contingent liability in the consolidated balance sheet. The ultimate settlement of this liability will be determinable over a period of time and may be negotiated, as a commercial matter, with the affected customers. The amount of this liability may change in future periods depending on our customers’ ability to schedule additional production to compensate for prior disruptions, the results of the negotiations with the affected customers and other factors. The company believes that any future adjustment to this liability will not have a material effect on the company’s results of operations and financial position.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

Guarantees

In December 2005, the company guaranteed a third party’s obligation to reimburse another party (the other party) for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to the subsidiary’s being acquired by the company. To date, the third party has met its obligations to reimburse the other party. The APBO associated with these retiree medical benefits is considered the maximum potential exposure under this guarantee, and is estimated to be approximately $25 million. No amount has been recorded for this guarantee based on the probability of the company having to perform under the guarantee. Due to the nature of this guarantee it is difficult to estimate its approximate term.

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

In connection with the sale of the LVA North American filters business, the company agreed to indemnify the purchaser against liabilities from litigation and commercial losses in connection with specific intellectual property claims, with a maximum indemnity of $4 million for commercial losses, which is included in the consolidated balance sheet at December 31, 2006.

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

Comprehensive income is summarized as follows (in millions):

	Three Months Ended
	December 31,
	2006	2005
Net income	$7	$34
Foreign currency translation adjustments	50	(27)
Unrealized gain (loss) on foreign exchange contracts, net of tax	1	(2)
Comprehensive income	$58	$5

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

19.	Business Segment Information

The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s chief operating decision maker (CODM) is the Chief Executive Officer.

Beginning in fiscal year 2007, the company changed its reportable operating segments to three: Light Vehicle Systems (LVS), Commercial Vehicle Systems (CVS), and Emissions Technologies (ET). All prior period segment information has been restated to reflect the new segment structure. LVS is a major supplier of aperture systems (roof and door systems), chassis systems (suspension systems and modules) and wheel products for passenger cars, motorcycles and all-terrain vehicles, light trucks and sport utility vehicles to original equipment manufacturers (OEMs). CVS supplies drivetrain systems and components, including axles and drivelines, braking systems, suspension systems and ride control products, for medium- and heavy-duty trucks, trailers and specialty vehicles to OEMs and the commercial vehicle aftermarket. ET is a major supplier of exhaust systems and exhaust system components, including mufflers, exhaust pipes, catalytic converters, diesel particulate filters and exhaust manifolds, for light and commercial vehicles to OEMs primarily as original equipment, while also supporting manufacturers’ needs for replacement parts and dealers’ needs for service parts.

Effective with the 2007 fiscal year, the company measures segment operating performance based on earnings before interest, taxes, depreciation and amortization, and loss on sale of receivables (EBITDA). The company uses EBITDA as the primary basis for the CODM to evaluate the performance of each of the company’s reportable segments.

The accounting policies of the segments are the same as those applied in the Consolidated Financial Statements, except for the use of EBITDA. The company may allocate certain common costs, primarily corporate functions, between the segments differently than the company would for stand alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal and human resources. The company does not allocate interest expense, equity in earnings of affiliates and certain legacy and other corporate costs not directly associated with the segments’ operating income.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

Segment information is summarized as follows (in millions):

	Three Months Ended
	December 31,
	2006	2005
Sales:
Light Vehicle Systems	$470	$497
Commercial Vehicle Systems	1,062	931
Emissions Technologies	808	670
Total sales	$2,340	$2,098

	Three Months Ended
	December 31,
	2006	2005
EBITDA:
Light Vehicle Systems	$15	$13
Commercial Vehicle Systems	64	92
Emissions Technologies	6	5
Segment EBITDA	85	110
Depreciation and amortization	(43)	(40)
Loss on sale of receivables	(2)	—
Interest expense, net and other	(27)	(32)
Provision for income taxes	(2)	(10)
Income from continuing operations	$11	$28

	December 31,	September 30,
	2006	2005
Segment Assets:
Light Vehicle Systems	$920	$951
Commercial Vehicle Systems	2,203	2,246
Emissions Technologies	1,162	1,117
Segment total assets	4,285	4,314
Corporate (1)	1,007	992
Discontinued operations	204	207
Total assets	$5,496	$5,513

(1) Corporate assets consist primarily of cash, taxes and prepaid pension costs. For December 31 and September 30, 2006 segment assets include $311 million and $384 million, respectively, of receivables sold to ARC under the accounts receivable securitization and factoring agreements (see Note 8).

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

20.	Subsequent Events

On February 2, 2007, the company signed a definitive agreement to sell its Emissions Technologies business to an affiliate of One Equity Partners II, L.P., a private equity affiliate of J.P. Morgan Securities Inc. Total consideration is expected to be approximately $310 million, including cash, a $20 million note and the assumption of certain liabilities, and is subject to adjustments for working capital and other items. The transaction is expected to close during the third quarter of the company’s 2007 fiscal year subject to customary conditions, including receipt of necessary regulatory consents and approvals and receipt by the purchaser of financing under its debt financing commitment letter.

On February 8, 2007, the company completed a private placement to qualified institutional buyers of $175 million aggregate principal amount of convertible senior unsecured notes due 2027 (the "notes"). The company has granted to the initial purchasers of the notes a 30-day option to purchase up to an additional $25 million aggregate principal amount of notes. Net proceeds from the notes were approximately $169 million before exercise of the initial purchasers’ over-allotment option. Proceeds will be used for general corporate purposes, including retiring other indebtedness or funding certain pension or other long-term liabilities.

The notes will rank equally in right of payment to all of the company’s existing and future senior unsecured indebtedness. The notes bear cash interest at a rate of 4.0 percent per annum payable semiannually in arrears until February 15, 2019, after which no cash interest will be paid. Commencing February 15, 2019, the principal amount of the notes will be subject to accretion at a rate that provides holders with an aggregate annual yield to maturity of 4.0%.

The notes are convertible into shares of the company’s common stock at an initial conversion rate, subject to adjustment, equivalent to 37.4111 shares of common stock per $1,000 initial principal amount of notes, which represents an initial conversion price of approximately $26.73 per share. If converted, the accreted principal amount will be settled in cash and the remainder of the company’s conversion obligation, if any, in excess of such accreted principal amount will be settled in cash, shares of common stock, or a combination thereof, at the company’s election.  General conversion terms are substantially consistent with the company’s existing 4.625% convertible senior notes due 2026.

On or after February 15, 2019, the company may redeem the convertible notes, in whole or in part, for cash at a redemption price equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest. On each of February 15, 2019 and February 15, 2022, or upon certain fundamental changes, holders may require the company to purchase all or a portion of their convertible notes at a purchase price in cash equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest.

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

In lieu of providing separate audited financial statements for the Guarantors subsidiaries, the company has included the accompanying condensed consolidating financial statements. These condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the parent’s share of the subsidiary’s cumulative results of operations, capital contributions and distributions and other equity changes. The Guarantor subsidiaries are combined in the condensed consolidating financial statements.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidating Statement of Income

(In millions)

	Three Months Ended December 31, 2006
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$839	$1,501	$—	$2,340
Subsidiaries	—	25	97	(122)	—
Total sales	—	864	1,598	(122)	2,340
Cost of sales	(4)	(801)	(1,539)	122	(2,222)
GROSS MARGIN	(4)	63	59	—	118
Selling, general and administrative	(18)	(31)	(37)	—	(86)
Gain on divestitures	—	(3)	5	—	2
Restructuring costs	—	—	(1)	—	(1)
OPERATING INCOME (LOSS)	(22)	29	26	—	33
Equity in earnings of affiliates	1	7	1	—	9
Other income (expense), net	—	(2)	2	—	—
Interest expense, net and other	(24)	8	(11)	—	(27)
INCOME (LOSS) BEFORE INCOME TAXES	(45)	42	18	—	15
Benefit (provision) for income taxes	15	(22)	5	—	(2)
Minority interests	—	—	(2)	—	(2)
Equity in income of consolidated subsidiaries	41	19	—	(60)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	11	39	21	(60)	11
INCOME FROM DISCONTINUED OPERATIONS	(4)	(4)	(2)	6	(4)
NET INCOME (LOSS)	$7	$35	$19	$(54)	$7

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidating Statement of Income

(In millions)

	Three Months Ended December 31, 2005
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$805	$1,293	$—	$2,098
Subsidiaries	—	30	92	(122)	—
Total sales	—	835	1,385	(122)	2,098
Cost of sales	(5)	(787)	(1,296)	122	(1,966)
GROSS MARGIN	(5)	48	89	—	132
Selling, general and administrative	(16)	(36)	(36)	—	(88)
Gain on divestitures	—	17	6	—	23
Restructuring costs	—	(2)	1	—	(1)
OPERATING INCOME (LOSS)	(21)	27	60	—	66
Equity in earnings of affiliates	1	4	2	—	7
Other income (expense), net	15	(159)	144	—	—
Interest expense, net and other	(29)	(4)	1	—	(32)
INCOME (LOSS) BEFORE INCOME TAXES	(34)	(132)	207	—	41
Benefit (provision) for income taxes	12	72	(94)	—	(10)
Minority interests	—	—	(3)	—	(3)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(22)	(60)	110	—	28
INCOME FROM DISCONTINUED OPERATIONS	—	1	5	—	6
Equity in net income of consolidated subsidiaries	56	115	—	(171)	—
NET INCOME (LOSS)	$34	$56	$115	$(171)	$34

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

(In millions)

	December 31, 2006
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$136	$2	$231	$—	$369
Receivables, net	3	157	1,404	—	1,564
Inventories	—	249	379	—	628
Other current assets	43	125	124	—	292
Assets of discontinued operations	—	48	156	—	204
TOTAL CURRENT ASSETS	182	581	2,294	—	3,057
NET PROPERTY	33	306	645	—	984
GOODWILL		341	169	—	510
OTHER ASSETS	416	136	393	—	945
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	3,520	1,172	—	(4,692)	—
TOTAL ASSETS	$4,151	$2,536	$3,501	$(4,692)	$5,496

CURRENT LIABILITIES
Short-term debt	$7	$—	$130	$—	$137
Accounts payable	24	437	1,090	—	1,551
Other current liabilities	191	136	371	—	698
Liabilities of discontinued operations	—	48	51	—	99
TOTAL CURRENT LIABILITIES	222	621	1,642	—	2,485
LONG-TERM DEBT	1,164	—	21	—	1,185
RETIREMENT BENEFITS	348	—	178	—	526
INTERCOMPANY PAYABLE (RECEIVABLE)	1,363	(1,803)	440	—	—
OTHER LIABILITIES	55	131	48	—	234
MINORITY INTERESTS	—	—	67	—	67
SHAREOWNERS’ EQUITY	999	3,587	1,105	(4,692)	999
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,151	$2,536	$3,501	$(4,692)	$5,496

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidating Balance Sheet

(In millions)

	September 30, 2006
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$97	$3	$250	$—	$350
Receivables, net	14	166	1,465	—	1,645
Inventories	—	264	332	—	596
Other current assets	49	109	137	—	295
Assets of discontinued operations	—	54	153	—	207
TOTAL CURRENT ASSETS	160	596	2,337	—	3,093
NET PROPERTY	34	313	641	—	988
GOODWILL	—	341	162	—	503
OTHER ASSETS	418	143	368	—	929
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	3,435	1,047	—	(4,482)	—
TOTAL ASSETS	$4,047	$2,440	$3,508	$(4,482)	$5,513

CURRENT LIABILITIES
Short-term debt	$7	$—	$49	$—	$56
Accounts payable	27	521	1,101	—	1,649
Other current liabilities	207	192	342	—	741
Liabilities of discontinued operations	—	53	50	—	103
TOTAL CURRENT LIABILITIES	241	766	1,542	—	2,549
LONG-TERM DEBT	1,165	—	19	—	1,184
RETIREMENT BENEFITS	337	—	170	—	507
INTERCOMPANY PAYABLE (RECEIVABLE)	1,311	(1,535)	224	—	—
OTHER LIABILITIES	49	136	79	—	264
MINORITY INTERESTS	—	—	65	—	65
SHAREOWNERS’ EQUITY	944	3,073	1,409	(4,482)	944
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,047	$2,440	$3,508	$(4,482)	$5,513

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Three Months Ended December 31, 2006
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$77	$8	$(118)	$—	$(33)

INVESTING ACTIVITIES
Capital expenditures	—	(9)	(21)	—	(30)
Acquisitions of businesses and investments	—	—	(5)	—	(5)
Proceeds from disposition of property and businesses	—	—	5	—	5
Proceeds from marketable securities	—	—	5	—	5
Net investing cash flows provided by discontinued operations	—	—	(1)	—	(1)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	(9)	(17)	—	(26)

FINANCING ACTIVITIES
Net change in debt	(1)	—	82	—	(81)
Intercompany advances	(30)	—	30	—	—
Cash dividends	(7)	—	—	—	(7)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(38)	—	112	—	74

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	4	—	4

CHANGE IN CASH AND CASH EQUIVALENTS	39	(1)	(19)	—	19

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97	3	250	—	350
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136	$2	$231	$—	$369

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS – (Continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Three Months Ended December 31, 2005
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$86	$8	$57	$—	$151

INVESTING ACTIVITIES
Capital expenditures	—	(7)	(31)	—	(38)
Acquisitions of businesses and investments	—	—	(1)	—	(1)
Proceeds from disposition of property and businesses	—	—	39	—	39
Net investing cash flows provided by discontinued operations	—	6	2	—	8
CASH PROVIDED (USED FOR) INVESTING ACTIVITIES	—	(1)	9	—	8

FINANCING ACTIVITIES
Net change in debt	(3)	(7)	(29)	—	(39)
Intercompany advances	(94)	—	94	—	—
Cash dividends	(7)	—	—	—	(7)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(104)	(7)	65	—	(46)

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	2	—	2

CHANGE IN CASH AND CASH EQUIVALENTS	(18)	—	133	—	115

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63	—	124	—	187
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45	$—	$257	$—	$302

ARVINMERITOR, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

ArvinMeritor, Inc. is a global supplier of a broad range of integrated systems, modules and components to the motor vehicle industry. The company serves light vehicle, commercial truck, trailer and specialty original equipment manufacturers and certain aftermarkets. Headquartered in Troy, Michigan, the company employs approximately 27,500 people at more than 112 manufacturing facilities in 26 countries. ArvinMeritor common stock is traded on the New York Stock Exchange under the ticker symbol ARM.

In the first quarter of fiscal year 2007, we merged our light and commercial vehicle emissions businesses into a combined Emissions Technologies (ET) reporting segment. Prior year comparisons have been restated to reflect this new segment structure.

On February 2, 2007, we signed a definitive agreement to sell our Emissions Technologies business to an affiliate of One Equity Partners II, L.P., a private equity affiliate of J.P. Morgan Securities Inc. Total consideration is expected to be approximately $310 million, including cash, a $20 million note and the assumption of certain liabilities, and is subject to adjustments for working capital and other items. The transaction is expected to close during our third fiscal quarter of 2007 subject to customary conditions, including receipt of necessary regulatory consents and approvals and receipt by the purchaser of financing under its debt financing commitment letter. We expect to realize a loss on the sale of the business ranging from $80 million to $130 million, subject to finalizing closing assets and liabilities that will be assumed in the sale.

Our first fiscal quarter ended December 31, 2006 had mixed financial results. Our financial results for the first quarter of fiscal year 2007 were favorably impacted by strong volumes in the principal markets served by our Commercial Vehicle Systems (CVS) business. When compared to the prior year, the North American heavy-duty (commonly referred to as Class 8) truck market increased approximately 11 percent, while the North American medium-duty truck market increased by 14 percent. Western European heavy and medium duty truck production volumes decreased approximately 2 percent. The benefits of the higher volumes in our CVS business were partially offset by production interruptions and higher costs at a European axle facility related to the simultaneous launch of a new axle product line and the implementation of a new enterprise resource planning (ERP) system. Our Emissions Technologies business was unfavorably impacted by higher steel costs in the first quarter of fiscal year 2007 compared to the prior year.

A summary of our results for the three months ended December 31, 2006 is as follows:

•	Sales were $2.3 billion, up twelve percent from the same period last year.
•	EBITDA margins were 3.6 percent, down from 5.2 percent a year ago.
•

Diluted earnings per share from continuing operations were $0.16, compared to $0.40 per share in the first quarter of fiscal year 2006. Included in the prior year results was a $23 million pre-tax gain on the sale of certain assets of CVS’ off-highway brake business.

•

Diluted loss per share from discontinued operations was $0.06, compared to earnings per share of $0.09 in the first quarter of fiscal year 2006. Included in the prior year results for discontinued operations was a benefit for the reversal of certain restructuring accruals related to our light vehicle ride control business of $12 million before taxes.

•	Net income was $7 million or $0.10 per diluted share, compared to net income of $34 million, or $0.49 per diluted share, last year.

Our business continues to address a number of challenging industry-wide issues including:

•	Excess capacity;
•	High commodity prices, particularly for steel;
•	Weakened financial strength of some of the original equipment (OE) manufacturers;
•	Employee labor relations;
•	Reduced production volumes and changes in product mix in North America;
•	Higher energy and transportation costs;
•	OE pricing pressures; and
•	Currency exchange rate volatility.

ARVINMERITOR, INC.

Higher raw material costs and intense competition, coupled with global excess capacity most notably in the light vehicle industry, have created pressure from customers to reduce our prices. We continue to address these competitive challenges and offset price decreases by reducing costs, improving productivity and rationalizing operations. The company’s cost reduction and productivity programs, including savings from our fiscal year 2005 restructuring actions, substantially offset the impact of lower selling prices to our customers.

Cash used for operating activities for the three months ended December 31, 2006 was $33 million, compared to cash provided by operating activities of $151 million in the same period last year. The decrease in cash flow was largely driven by an increase in working capital levels. Higher working capital levels are primarily due to increased sales volumes resulting in additional investment in accounts receivable and inventory and funding of payments to our suppliers relative to our fiscal quarter end.

MARKET OUTLOOK

Our fiscal year 2007 outlook for light vehicle production for North America and Western Europe is 15.3 million and 16.1 million units, respectively, in each region. We expect that North American heavy-duty (also referred to as Class 8) truck production will decrease in fiscal year 2007 to 235,000 units, down from 352,000 last year, and European heavy and medium truck production will increase to 475,000 units, up from 439,000 in 2006.

COMPANY OUTLOOK

We believe that the cyclical downturn of the Class 8 truck market and continued production cuts in our North American markets will pose short term challenges to our 2007 results. However, we believe that our current liquidity, diversified customer base and global footprint should allow us to weather these short term challenges while continuing to focus on product strategies and long term growth initiatives.

We also believe the price of steel will continue to challenge our industry during fiscal year 2007. While we generally do not expect this issue to significantly impact our results of operations when compared to the prior year, rising stainless steel prices are expected to negatively impact earnings. We have taken actions to help mitigate this issue, including finding new global steel sources, identifying alternative materials, finding ways to re-engineer our products to be less dependent on steel, working with our suppliers to reduce material costs, consolidating and selling scrap from many of our facilities and negotiating with our customers to recover some of the higher steel costs.

Significant factors that could affect the company’s results in fiscal year 2007 include:

•	Higher than planned price reductions to our customers;
•	Additional restructuring actions and the timing and recognition of restructuring charges;
•	The expected 2007 Class 8 downturn in North America or Europe is more severe than currently planned;
•	Lower volume of orders from key customers;
•	Our ability to recover steel price increases from our customers;
•	The financial strength of our suppliers and customers, including potential bankruptcies;
•	Any unplanned extended shutdowns or production interruptions; including additional work stoppages at one of our customer’s facilities in Europe;
•	Our ability to implement planned productivity and cost reduction initiatives;
•	The impact of any acquisitions or divestitures; including the recently announced agreement to sell our Emissions Technologies business;
•	Significant gains or losses of existing business;
•	The ultimate outcome of the three class action lawsuits concerning our retiree medical plans;
•	The impact of currency fluctuations on sales and operating income;
•	The emergence from bankruptcy of certain competitors;
•	Higher than planned warranty expenses;
•	Any adjustments to the contingent liability associated with the Tilbury labor disruption;
•	Our ability to continue to access our bank revolving credit facilities and capital markets;
•	Issuance of new securities or refinancing of existing securities;
•	A significant reduction of business activity in the key markets of our customers;
•	Ability to implement enterprise resource planning systems at our locations successfully; and
•	The impact of any new accounting rules.

ARVINMERITOR, INC.

NON-GAAP MEASURES

In addition to the results reported in accordance with accounting principles generally accepted in the United States (GAAP), we have provided information regarding “EBITDA”. EBITDA is defined as earnings before interest, income taxes, depreciation and amortization and loss on sale of receivables. We use EBITDA as the primary basis to evaluate the performance of each of our reportable segments.

Management believes EBITDA is a meaningful measure of performance as it is commonly utilized by management and investors to analyze operating performance and entity valuation. Management, the investment community and banking institutions routinely use EBITDA, together with other measures, to measure operating performance in our industry. Further, management uses EBITDA for planning and forecasting in future periods.

EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. EBITDA, as determined and presented by the company, may not be comparable to related or similarly titled measures reported by other companies.

RESULTS OF OPERATIONS

The following is a summary of the financial results (in millions, except per share amounts):

	Three Months Ended
	December 31,
	2006	2005
Sales:
Light Vehicle Systems	$470	$497
Commercial Vehicle Systems	1,062	931
Emissions Technologies	808	670
SALES	$2,340	$2,098
Segment EBITDA:
Light Vehicle Systems	$15	$13
Commercial Vehicle Systems	64	92
Emissions Technologies	6	5
SEGMENT EBITDA	85	110
Depreciation and amortization	(43)	(40)
Loss on sale of receivables	(2)	—
Interest expense, net and other	(27)	(32)
Provision for income taxes	(2)	(10)
INCOME FROM CONTINUING OPERATIONS	11	28
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(4)	6
NET INCOME	$7	$34

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.16	$0.40
Discontinued operations	(0.06)	0.09
Diluted earnings per share	$0.10	$0.49

DILUTED AVERAGE COMMON SHARES OUTSTANDING	70.5	69.8

ARVINMERITOR, INC.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Sales

The following table reflects geographical business segment sales for the three months ended December 31, 2006 and 2005. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates had on sales (in millions).

					Dollar Change Due To
	December 31,		Dollar	%		Volume
	2006	2005	Change	Change	Currency	/ Other
LVS:
North America	$172	$215	$(43)	(20)%	$2	$(45)
Europe	213	209	4	2%	20	(16)
Asia and other	85	73	12	16%	2	10
	470	497	(27)	(5)%	24	(51)
CVS:
North America	$654	$562	$92	16%	$1	$91
Europe	279	258	21	8%	22	(1)
Asia and other	129	111	18	16%	3	15
	1,062	931	131	14%	26	105
ET:
North America	$232	$261	$(29)	(11)%	$—	$(29)
Europe	502	337	165	49%	32	133
Asia and other	74	72	2	3%	2	—
	808	670	138	21%	34	104
SALES	$2,340	$2,098	$242	12%	$84	$158

Continuing Operations

Sales for the three months ended December 31, 2006 were $2,340 million, up $242 million, or twelve percent, from the same period last year. The increase in sales was attributable to stronger North American commercial vehicle truck volumes in our CVS business segment, and higher pass-through sales in our ET business segment. Foreign currency translation also favorably impacted sales by $84 million, primarily due to the stronger euro in relation to the U.S. dollar.

Business Segments

Light Vehicle Systems (LVS) sales were $470 million for the three months ended December 31, 2006, down $27 million, or five percent, from a year ago, primarily due to lower production volumes with domestic North American OEMs. Also negatively impacting sales was a work stoppage at one of our customer’s facilities in Europe, which caused us to temporarily shut down one of our door module facilities. The effect of foreign currency translation increased sales by $24 million.

Commercial Vehicle Systems (CVS) sales were $1,062 million, up $131 million, or fourteen percent, from the first quarter of fiscal year 2006. The increase in sales was primarily attributable to stronger North American commercial vehicle truck volumes. Compared to the first quarter of fiscal year 2006, production volumes in North American heavy duty and medium duty trucks increased approximately twelve percent. The effect of foreign currency translation increased sales by $26 million.

Emissions Technologies (ET) sales were $808 million for the three months ended December 31, 2006, up $138 million, or twenty-one percent, from a year ago. Pass-through sales were approximately $406 million in the first quarter of fiscal year 2007 compared to approximately $291 million in the first quarter of fiscal year 2006. Pass-through sales are products sold to our customers where we acquire certain components and assemble them into the final product. These pass-through sales carry minimal margins, as we have little engineering or manufacturing responsibility. The effect of foreign currency translation increased sales by $34 million.

ARVINMERITOR, INC.

Segment EBITDA and EBITDA Margins

The following table reflects Segment EBITDA and EBITDA margins for three months ended December 31, 2006 and 2005 (in millions).

	Segment EBITDA				Segment EBITDA Margin
	December 31,		Dollar	%	December 31,
	2006	2005	Change	Change	2006	2005	Change
LVS:	$15	$13	$2	15%	3.2%	2.6%	0.6	pts
CVS:	64	92	(28)	(30)%	6.0%	9.9%	(3.9)	pts
ET:	6	5	1	20%	0.7%	0.7%	—	pts
SEGMENT EBITDA	$85	$110	$(25)	(23)%	3.6%	5.2%	(1.6)	pts

LVS EBITDA was $15 million in the first three months of fiscal year 2007, compared to EBITDA of $13 million in the same period last year. The impact of lower North American sales volumes was partially offset by cost savings resulting from restructuring actions. In addition, the labor disruption at one of our customer’s facilities in Europe, which caused us to temporarily shut down one of our door module facilities negatively impacted EBITDA in the first quarter of fiscal year 2007 by $2 million. LVS was able to more than offset customer pricing pressures with material savings, productivity and cost reduction actions.

CVS EBITDA was $64 million, down $28 million compared to the same period last year. EBITDA margin decreased to 6.0 percent from 9.9 percent a year ago. Production interruptions and higher costs at a European axle facility related to the simultaneous launch of a new axle product line and the implementation of a new ERP system unfavorably impacted EBITDA by $13 million in the first quarter of fiscal year 2007. These costs along with higher pension and retiree medical costs of $5 million offset the benefits of higher CVS sales volumes. The higher pension and retiree medical costs are associated with a permanent injunction reinstating retiree medical benefits to certain UAW retirees granted by the court in fiscal year 2006 (see Note 16). The unfavorable impact of this injunction was not recorded until March 2006. Included in EBITDA for the three months ended December 31, 2005 was a $23 million gain on the sale of certain assets of CVS’ off-highway brakes business.

ET EBITDA was $6 million, up $1 million compared to the same period last year. The savings from our restructuring actions were more than offset by higher steel costs, net of recoveries, of $7 million.

Other Income Statement Items

Operating income for the three months ended December 31, 2006 was $33 million, a decrease of $33 million compared to the three months ended December 31, 2005. Operating margin was 1.4 percent, down from 3.1 percent. Operating income in the first three months of fiscal year 2007 was favorably impacted by lower incentive compensation expenses due to company performance versus plan. Included in operating income in the prior year was the $23 million gain on the sale of certain assets of CVS’ off-highway brakes business.

Selling, general and administrative expenses as a percentage of sales decreased slightly to 3.7 percent in the first quarter of fiscal year 2007 from 4.2 percent a year ago.

Equity in earnings of affiliates was $9 million for the three months ended December 31, 2006, compared to $7 million in the three months ended December 31, 2005. The increase was primarily related to higher earnings of our commercial vehicle affiliates.

Interest expense, net and other was $27 million, compared to $32 million in the same period last year. The decrease in interest expense is primarily due to lower debt levels compared with the prior year.

The provision for income taxes was $2 million for the three months ended December 31, 2006, compared to $10 million in the same period last year. Lower income levels were the primary reason for the decrease. The effective tax rate was 13 percent for the quarter ended December 31, 2006 compared to 24 percent in the same period last year. The decrease in the effective tax rate is primarily due to increased earnings from foreign subsidiaries whose tax rates are less than the statutory rate as well as certain items discrete to the quarter, including recording the benefits of prior year research and development credits which were extended by legislation during the quarter.

Income from continuing operations for the first quarter of fiscal year 2007 was $11 million, or $0.16 per diluted share, compared to $28 million, or $0.40 per diluted share, in the prior year.

ARVINMERITOR, INC.

Loss from discontinued operations was $4 million for the three months ended December 31, 2006 compared to income from discontinued operations of $6 million a year ago. Included in income from discontinued operations in the first quarter of fiscal year 2006 is an after-tax loss of $2 million on the sale of the LVS ride control business located in Asti, Italy. Income from discontinued operations in the prior year also includes a reversal of approximately $8 million of after-tax employee severance costs that were recorded in the prior year as part of our fiscal year 2005 restructuring actions. As a result of the sale of the ride control operations in Asti, Italy these employee termination benefits were not paid by the company. The company previously expected to incur these costs as part of the closure of the ride control business in Asti, Italy. Also included in income from discontinued operations in the first quarter of fiscal year 2006 was an after-tax gain of approximately $2 million on the sale of our 39-percent equity ownership interest in our light vehicle aftermarket joint venture, Purolator India.

Net income for the first quarter of fiscal year 2006 was $7 million, or $0.10 per diluted share, compared to net income of $34 million, or $0.49 per diluted share, in the prior year.

FINANCIAL CONDITION

Capitalization

	December 31, 2006	September 30, 2006
Short-term debt	$137	$56
Long-term debt	1,185	1,184
Total debt	1,322	1,240
Minority interests	67	65
Shareowners’ equity	999	944
Total capitalization	$2,388	$2,249

Ratio of debt to capitalization	55%	55%

We remain committed to strong cash flow generation, the reduction of debt and regaining investment grade financial metrics. For the first three months of fiscal 2007, our primary source of liquidity was cash from our accounts receivables securitization and factoring programs and, as required, borrowings on our revolving credit facility. Our total debt to capitalization ratio was 55 percent at both December 31 and September 30, 2006.

Cash Flows

	Three Months Ended
	December 30,
	2006	2005
OPERATING CASH FLOWS
Income from continuing operations	$11	$28
Depreciation and amortization	43	40
Gain on divestitures	(2)	(23)
Restructuring costs, net of payments	(7)	(7)
Pension and retiree medical expense	33	33
Pension and retiree medical contributions	(39)	(28)
Change in working capital	(120)	68
Changes in sale of receivables	15	37
Other	34	14
Cash provided by (used for) continuing operations	(32)	162
Cash used by discontinued operations	(1)	(11)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(33)	$151

ARVINMERITOR, INC.

Cash used for operating activities was $33 million in the first three months of fiscal year 2007, compared to $151 million of cash provided by operating activities in the prior year. The decrease in cash flow is primarily attributable to higher working capital levels and higher pension and retiree medical contributions. Higher working capital levels are primarily due to increased sales volumes resulting in additional investment in accounts receivable and inventory and funding of payments to our suppliers relative to our fiscal quarter end. Cash used by discontinued operations was $1 million in the first quarter of fiscal year 2007 compared to $11 million a year ago.

	Three Months Ended
	December 31,
	2006	2005
INVESTING CASH FLOWS
Capital expenditures	$(30)	$(38)
Acquisitions of businesses and investments, net of cash acquired	(5)	(1)
Proceeds from disposition of property and businesses	5	39
Proceeds from marketable securities	5	—
Net investing cash flows provided by (used for) discontinued operations	(1)	8
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$(26)	$8

 Cash used for investing activities was $26 million in the first three months of fiscal year 2007, compared to cash provided by investing activities of $8 million in the first three months of fiscal year 2006. Capital expenditures decreased to $30 million compared to $38 million in the same period last year. During the three months ended December 31, 2005, we received proceeds of $39 million from the disposition of certain assets of our off-highway brakes business.

Discontinued operations used cash of $1 million for capital expenditures in the first three months of fiscal year 2007 and 2006. Discontinued operations provided cash flows from investing activities of $8 million in the first quarter of fiscal year 2006, primarily related to the cash received from the sale of our 39-percent equity ownership interest in Purolator India, a light vehicle aftermarket joint venture.

	Three Months Ended
	December 31,
	2006	2005
FINANCING CASH FLOWS
Borrowings (payments) on accounts receivable securitization program	$80	$(24)
Repayment of notes	—	(3)
Borrowings (payments) on lines of credit and other, net	1	(12)
Net change in debt	81	(39)
Cash dividends	(7)	(7)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$74	$(46)

 Cash provided by financing activities was $74 million in the first three months of fiscal year 2007, compared to cash used for financing activities of $46 million in the first three months of fiscal year 2006. Amounts outstanding under the U.S. accounts receivable securitization program increased $80 million during the first three months of fiscal year 2007. In the first three months of fiscal year 2006, we purchased, at a discount, $3 million of our 6.8 percent notes on the open market. We paid dividends of $7 million in the first three months of fiscal years 2007 and 2006.

ARVINMERITOR, INC.

LIQUIDITY

Revolving and Other Debt – In June 2006, we replaced our $900 million revolving credit facility that was to expire in 2008 with two new senior secured credit facilities totaling $1.15 billion (the new credit facilities). The new credit facilities include a $980 million revolving credit facility and a $170 million term loan maturing in 2011 and 2012, respectively. Borrowings under the new revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the new credit facilities. At December 31, 2006, the margin over the LIBOR rate was 150 basis points, and the commitment fee was 30 basis points. Similar to the prior revolving credit facility, the new revolving credit facility includes a $150 million limit on the issuance of letters of credit. At December 31 and September 30, 2006, approximately $30 million and $25 million of letters of credit, respectively, were issued.

The term loan is payable in quarterly installments of $0.25 million, with the remaining balance due at maturity. Borrowings under the term loan are subject to interest based on quoted LIBOR rates plus a margin. At December 31, 2006, the margin over the LIBOR rate was 175 basis points.

Borrowings under the revolving credit facility and term loan are collateralized by approximately $1.0 billion of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property, and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the new credit facilities. The new credit facility requires us to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio of no greater than 4.25x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) of no less than 1.50x. At December 31, 2006, we were in compliance with all covenants.

We also have an arrangement with a non-consolidated joint venture that allows us to borrow funds from time to time, at LIBOR plus 50 basis points. No amounts were outstanding under this arrangement at December 31 and September 30, 2006.

Debt Securities - In fiscal year 2006, we completed several transactions which strengthened our ongoing liquidity by extending or eliminating certain debt maturities. Specifically, we purchased, at a discount, $69 million of our $380 million outstanding 8-3/4 percent notes and $3 million of our outstanding 6.8 percent notes on the open market and we completed an offer to repurchase $600 million aggregate principal amount of our previously outstanding notes in the following amounts: $195 million of our outstanding $200 million 6.625 percent notes due in 2007; $95 million of our outstanding $100 million 6.75 percent notes due in 2008; $225 million of our outstanding $302 million 6.8 percent notes due in 2009; and $85 million of our outstanding $91 million 7.125 percent notes also due in 2009. Also in fiscal year 2006, we purchased $12 million of U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest through the stated maturity on the $5 million outstanding 6-3/4% notes due 2008 and the $6 million outstanding 7.125% notes due 2009, in order to defease certain covenants under the associated indenture.

 We have $150 million of debt securities remaining unissued under our shelf registration filed with the SEC in April 2001.

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

ARVINMERITOR, INC.

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

On February 8, 2007, we completed a private placement to qualified institutional buyers of $175 million aggregate principal amount of convertible senior unsecured notes due 2027 (the "notes"). We have granted to the initial purchasers of the notes a 30-day option to purchase up to an additional $25 million aggregate principal amount of notes. Net proceeds from the notes were approximately $169 million before exercise of the initial purchasers’ over-allotment option. Proceeds will be used for general corporate purposes, including retiring other indebtedness or funding certain pension or other long-term liabilities. The notes bear cash interest at a rate of 4.0 percent per annum payable semiannually in arrears until February 15, 2019, after which no cash interest will be paid. Commencing February 15, 2019, the principal amount of the notes will be subject to accretion at a rate that provides holders with an aggregate annual yield to maturity of 4%. The notes are convertible into shares of our common stock at an initial conversion rate, subject to adjustment, equivalent to 37.4111 shares of common stock per $1,000 initial principal amount of notes, which represents an initial conversion price of approximately $26.73 per share. General conversion terms are substantially consistent with the company’s existing 4.625% convertible senior notes due 2026.  On or after February 15, 2019, we may redeem the convertible notes, in whole or in part, for cash at a redemption price equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest. On each of February 15, 2019 and February 15, 2022, holders may require us to purchase all or a portion of their convertible notes at a purchase price in cash equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest.

Accounts Receivable Securitization and Factoring – In March 2006, we entered into a new European arrangement to sell trade receivables through one of our European subsidiaries. Under the new arrangement, we can sell up to, at any point in time, €100 million ($132 million) of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We continue to perform collection and administrative functions related to these receivables. We had utilized €48 million ($63 million) and €48 million ($61 million) of this accounts receivable securitization facility as of December 31 and September 30, 2006, respectively.

We also participate in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $250 million program, which was established in September 2005 and amended in fiscal year 2006, we sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet (see Note 8). As of December 31, 2006 and September 30, 2006 we had utilized $120 million and $40 million, respectively, of this accounts receivable securitization facility. Borrowings under this arrangement are collateralized by approximately $311 million of receivables held at ARC at December 31, 2006. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At December 31, 2006, we were in compliance with all covenants.

In addition, several of our European subsidiaries factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored receivables excluded from accounts receivable was $105 million and $84 million at December 31, 2006 and September 30, 2006, respectively.

ARVINMERITOR, INC.

Credit Ratings - Our corporate credit rating at Moody’s Investors Service was lowered on January 19, 2007, to Ba3 from Ba2. On January 23, 2007, Standard & Poor’s lowered our corporate credit rating to BB- from BB. Based on current credit ratings, the applicable margin over LIBOR rate on our $980 million revolving credit facility will increase to 175 basis points from 150 basis points, and the commitment fee will increase to 37.5 basis points from 30 basis points.

Off-Balance Sheet Arrangements

Guarantees - In December 2005, we guaranteed a third party’s obligation to reimburse another party (the other party) for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to its being acquired by the company. To date, the third party has met its obligations to reimburse the other party. The APBO associated with these retiree medical benefits is considered the maximum potential exposure under this guarantee, and is estimated to be approximately $25 million. No amount has been recorded for this guarantee based on the probability of our having to perform under the guarantee. Due to the nature of this guarantee it is difficult to estimate its approximate term.

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

ARVINMERITOR, INC.

The results of the sensitivity analysis are as follows (in millions):

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase / (Decrease) on
Market Risk
Foreign Currency Sensitivity:
Forward contracts(1)	$9.0	(9.0)	Fair Value
Foreign currency denominated debt	$1.5	(1.5)	Fair Value

Interest Rate Sensitivity:
Debt - fixed rate	$(38.7)	41.2	Fair Value
Debt - variable rate	$(3.6)	3.6	Cash Flow

Interest rate swaps (pay variable, receive fixed)	$(6.6)	6.6	Fair Value

(1) Includes only the risk related to the derivative instruments that serve as hedges and does not include the risk related to the underlying hedged item or on other operating transactions. The analyses assume overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of Charles G. McClure, Jr., Chairman of the Board, Chief Executive Officer and President, and James D. Donlon, III, Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In December 2006, the company implemented a new enterprise resource planning system in a large European plant. This change is part of the company’s plan to integrate, consolidate, and standardize its information systems. Except for the described system implementation, there have been no changes in the company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

ARVINMERITOR, INC.

PART II. OTHER INFORMATION

Item 5. Other Information

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market cycles and conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); availability and cost of raw materials, including steel; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of the company’s suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations and the ability to achieve the expected benefits of restructuring actions; success and timing of potential divestitures, including our recently announced agreement to sell our Emissions Technologies business; potential impairment of long-lived assets, including goodwill; competitive product and pricing pressures; the amount of the company’s debt; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; rising costs of pension and other post-retirement benefits and possible changes in pension and other accounting rules; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Quantitative and Qualitative Disclosures about Market Risk” herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Item 6. Exhibits.

10-a	2007 Long Term Incentive Plan, filed as Exhibit 10 to the company's Current Report on Form 8-K dated January 26, 2007 (File No. 1-15983), is incorporated by reference.
12	Computation of ratio of earnings to fixed charges
23	Consent of Bates White LLC
31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act)
31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

ARVINMERITOR, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVINMERITOR, INC.

Date: February 9, 2007	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: February 9, 2007	By:	/s/	J.A. Craig
J.A. Craig
Vice President and Controller
(Chief Accounting Officer)