Form 10-Q
period 2007-03-31
ARVINMERITOR INC
filed 2007-05-07
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2007

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

71,400,445 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on April 1, 2007.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,

	2007	2006	2007	2006

	(Unaudited)
Sales	$1,627	$1,629	$3,195	$3,093

Cost of sales	(1,484)	(1,477)	(2,948)	(2,824)

GROSS MARGIN	143	152	247	269
Selling, general and administrative	(99)	(89)	(172)	(167)
Restructuring costs	(37)	(7)	(37)	(9)
Other income (expense)	10	(3)	12	20

OPERATING INCOME	17	53	50	113
Equity in earnings of affiliates	7	7	14	13
Interest expense, net and other	(34)	(44)	(61)	(75)

INCOME (LOSS) BEFORE INCOME TAXES	(10)	16	3	51
Benefit (provision) for income taxes	—	20	(1)	14
Minority interests	(3)	(4)	(5)	(7)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(13)	32	(3)	58
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(81)	13	(84)	21

NET INCOME (LOSS)	(94)	45	(87)	79

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.19)	$0.46	$(0.04)	$0.84
Discontinued operations	(1.15)	0.19	(1.20)	0.30

Basic earnings (loss) per share	$(1.34)	$0.65	$(1.24)	$1.14

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.19)	$0.46	$(0.04)	$0.83
Discontinued operations	(1.15)	0.19	(1.20)	0.30

Diluted earnings (loss) per share	$(1.34)	$0.65	$(1.24)	$1.13

Basic average common shares outstanding	70.2	69.3	69.8	69.2

Diluted average common shares outstanding	70.2	69.9	69.8	69.8

Cash dividends per common share	$0.10	$0.10	$0.20	$0.20

See notes to consolidated financial statements. Amounts for the three and six months ended March 31, 2006 have been restated for discontinued operations.

ARVINMERITOR, INC.

CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2007	September 30, 2006

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$222	$350
Receivables, net	1,136	1,103
Inventories	486	488
Other current assets	240	246
Assets of discontinued operations	1,224	1,200

TOTAL CURRENT ASSETS	3,308	3,387

NET PROPERTY	706	719
GOODWILL	511	503
OTHER ASSETS	973	904

TOTAL ASSETS	$5,498	$5,513

LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$17	$56
Accounts payable	1,128	1,106
Other current liabilities	637	706
Liabilities of discontinued operations	805	712

TOTAL CURRENT LIABILITIES	2,587	2,580

LONG-TERM DEBT	1,220	1,174
RETIREMENT BENEFITS	478	487
OTHER LIABILITIES	228	264
MINORITY INTERESTS	67	64
SHAREOWNERS’ EQUITY:
Common stock (March 31, 2007, 71.4 shares issued and outstanding; September 30, 2006, 71.0 shares issues and 70.6 outstanding)	71	71
Additional paid-in capital	595	587
Retained earnings	275	376
Treasury stock (March 31, 2007 and September 30, 2006, 0.0 and 0.4 shares, respectively)	(6)	(11)
Accumulated other comprehensive loss	(17)	(79)

TOTAL SHAREOWNERS’ EQUITY	918	944

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$5,498	$5,513

See notes to consolidated financial statements. Amounts for prior periods have been restated for discontinued operations.

ARVINMERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended March 31,

	2007	2006

	(Unaudited)
OPERATING ACTIVITIES
Income (loss) from continuing operations	$(3)	$58
Adjustments to income (loss) from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	64	61
Gain on divestitures	(2)	(23)
Adjustment to impairment reserves	(10)	—
Restructuring costs, net of payments	20	(9)
Loss on debt extinguishment	6	9
Pension and retiree medical expense	67	66
Other adjustments to income	1	2
Pension and retiree medical contributions	(136)	(49)
Changes in receivable securitization and factoring	20	42
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency adjustments	(81)	(54)

Cash flows provided by (used for) continuing operations	(54)	103
Cash flows provided by (used for) discontinued operations	(9)	23

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(63)	126

INVESTING ACTIVITIES
Capital expenditures	(48)	(53)
Acquisitions of businesses and investments, net of cash acquired	(2)	(1)
Proceeds from disposition of property and businesses	11	44
Proceeds from marketable securities	5	—
Net investing cash flows provided by (used for) discontinued operations	(23)	177

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(57)	167

FINANCING ACTIVITIES
Borrowings on senior secured revolving credit facility	74	—
Borrowings (payments) on accounts receivable securitization program	(40)	94
Issuance of convertible notes	200	300
Repayment of notes	(227)	(603)
Payments on lines of credit and other, net	(1)	(3)

Net change in debt	6	(212)
Debt issuance and extinguishment costs	(10)	(18)
Proceeds from issuance of stock options	6	—
Cash dividends	(14)	(14)
Other financing activities	(1)	—
Net cash financing cash flows used for discontinued operations	(1)	(2)

CASH USED FOR FINANCING ACTIVITIES	(14)	(246)

EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	6	2

CHANGE IN CASH AND CASH EQUIVALENTS	(128)	49
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	350	187

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$222	$236

See notes to consolidated financial statements. Amounts for the six months ended March 31, 2006 have been restated for discontinued operations.

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

          Operations classified as discontinued at March 31, 2007 have been excluded from the discussion of continuing operations for all periods presented. On February 2, 2007, the company signed a definitive agreement to sell its Emissions Technologies (ET) business. Accordingly, ET is presented as a discontinued operation in the consolidated statement of operations, cash flows and related notes. The assets and liabilities, as defined in the definitive agreement, are classified as held for sale and included in assets and liabilities of discontinued operations in the consolidated balance sheet. Prior periods have been restated to reflect this presentation. In addition, the company has made decisions to retain selected businesses previously held for sale. Results of operations, assets and liabilities and cash flows of prior periods have been restated to reflect continuing operations as of March 31, 2007. Additional information regarding discontinued operations is discussed in Note 4.

          In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the three and six months ended March 31, 2007, are not necessarily indicative of the results for the full year.

          The company’s fiscal year ends on the Sunday nearest September 30. The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30. The second quarter of fiscal years 2007 and 2006 ended on April 1, 2007, and April 2, 2006, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and March 31 are used consistently throughout this report to represent the fiscal year end and second quarter end, respectively.

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

          A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,

	2007	2006	2007	2006

Basic average common shares outstanding	70.2	69.3	69.8	69.2
Impact of restricted stock	—	0.4	—	0.5
Impact of stock options	—	0.2	—	0.1

Diluted average common shares outstanding	70.2	69.9	69.8	69.8

          The potential effects of restricted stock and stock options were excluded from the diluted earnings per share calculation for the three and six months ended March 31, 2007 because their inclusion in a net loss period would reduce the net loss per share. Therefore, at March 31, 2007, options to purchase 3.9 million shares of common stock were excluded from the computation of diluted earnings per share. At March 31, 2006, options to purchase 4.3 million shares of common stock were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

would be anti-dilutive. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the company’s stock price during the quarter is less than the conversion price.

3.	New Accounting Standards

          In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides criteria for subsequently recognizing, derecognizing and measuring changes in uncertain tax positions and requires expanded disclosures with respect to the uncertainty of income taxes. The accounting provisions of FIN 48 will be effective for the company beginning October 1, 2007 with any cumulative effect of any change in accounting principle recorded as an adjustment to opening retained earnings. The company is in the process of determining the effect the adoption of FIN 48 will have on its consolidated financial statements.

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

          In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Quantifying Financial Misstatements”, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The company will adopt SAB 108 in the fourth quarter of fiscal year 2007 and is in the process of determining the effect, if any, it will have on its consolidated financial statements.

4.	Discontinued Operations

          Emissions Technologies

          On February 2, 2007, the company signed a definitive agreement to sell its Emissions Technologies business to an affiliate of One Equity Partners II, L.P., a private equity affiliate of J.P. Morgan Securities Inc. Total consideration is expected to be approximately $310 million, including cash and a $20 million note less the assumption of certain liabilities, and is subject to adjustments for working capital and other items. The transaction is expected to close during the third quarter of the company’s 2007 fiscal year, subject to customary conditions, including receipt of necessary regulatory consents and approvals and receipt by the purchaser of financing under its debt financing commitment letter. As of May 1, 2007, all necessary anti-trust approvals have been received. ET supplies exhaust systems and exhaust system components, including mufflers, exhaust pipes, catalytic converters, diesel particulate filters and exhaust manifolds, primarily to original equipment manufacturers. ET is reported in discontinued operations in the consolidated statement of operations and all prior periods have been restated to reflect this presentation. The assets and liabilities of ET, as defined by the definitive agreement, are held for sale and included in assets and liabilities of discontinued operations in the consolidated balance sheet.

          In fiscal year 2006, ET continued to face significant challenges, including higher raw material costs, intense pricing pressures and increased competition. These factors were greater than previously anticipated and partially offset the expected benefits from the company’s fiscal year 2005 restructuring actions. In addition, higher stainless steel prices and recent downturns in production at certain North American manufacturers were expected to further negatively impact the financial performance of this reporting unit in

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fiscal year 2007. These combined factors resulted in a decline in the fair value of ET in fiscal year 2006 and the company recorded a $310 million non-cash goodwill impairment charge in the fourth quarter of fiscal year 2006 as its best estimate of an impairment loss. The company completed its step two goodwill impairment analysis in the first quarter of fiscal year 2007, which supported the original goodwill impairment charge recorded in the prior year. In the second quarter of fiscal year 2007, the company recorded an additional $115 million ($90 million after-tax) non-cash impairment charge against the long-lived assets of ET to record ET at fair value based upon the sale agreement. The impairment charge may be different than the ultimate loss recorded upon sale of ET and is subject to final reserves and adjustments at closing.

          Light Vehicle Aftermarket

          The company’s Light Vehicle Aftermarket (LVA) business is reported as discontinued operations in the consolidated statement of operations. The assets and liabilities of LVA are held for sale and included in assets and liabilities of discontinued operations in the consolidated balance sheet. Accordingly, net property and amortizable intangible assets are no longer being depreciated or amortized. LVA supplied exhaust, ride control, motion control and filter products, as well as other automotive parts to the passenger car, light truck and sport utility vehicle aftermarket.

          In the second quarter of fiscal year 2007, the company made a strategic decision to retain its Gabriel Ride Control Aftermarket business. Restructuring actions contemplated through the company’s Performance Plus initiative (see Note 5) now make this business viable as part of the company’s core light vehicle strategy. Accordingly, the results of operations, assets and liabilities and cash flows of these businesses are presented in continuing operations in the consolidated financial statements and prior periods have been restated to reflect this presentation. As a result of this decision, the company reduced certain inventory and accounts receivable reserves by $12 million to reflect the net realizability of these assets on a continuing operations basis. In addition, the company recorded a cumulative $2 million adjustment for depreciation expense related to the European LVA ride control business not recorded in fiscal years 2005 and 2006. The net amount of these adjustments is recorded in other income (expense) in the consolidated statement of operations (see Note 8). The net property and equipment of Gabriel North American LVA ride control was written off in a previous period. Sales of Gabriel Ride Control Aftermarket were $73 million for the six months ended March 31, 2007.

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

          In March 2006, the company completed the sale of its LVA North American filters and exhaust businesses. Cash proceeds from these sales were $194 million, resulting in a net pre-tax gain on sale of $34 million ($22 million after-tax). The company also recorded in the second quarter of fiscal year 2006 a non-cash impairment charge of $19 million ($12 million after-tax) to record certain LVA businesses at fair value. The net gain on the sales of the North American filters and exhaust businesses and the impairment charge are recorded in income from discontinued operations. In November 2005, the company sold its 39-percent equity ownership interest in its light vehicle aftermarket joint venture, Purolator India. Cash proceeds from the sale were $9 million, resulting in a $2 million after-tax gain, which is recorded in income from discontinued operations.

          In order to reduce costs and improve profitability, LVA recorded restructuring costs of $4 million in the first six months of fiscal year 2006. These costs for employee severance benefits related to the reduction of approximately 75 employees. At March 31, 2007 and September 30, 2006, $2 million and $4 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits are included in liabilities of discontinued operations.

          Light Vehicle OE Ride Control

          The company’s light vehicle OE ride control business is presented as discontinued operations in the consolidated statement of operations and consolidated statement of cash flows for all periods presented. In December 2005, the company sold its light vehicle ride control business located in Asti, Italy and recorded an after-tax loss on the sale of $2 million. This sale, along with the previous divestiture of the company’s 75-percent shareholdings in AP Amortiguadores, S.A. (APA) in the second quarter of fiscal year 2004, substantially completed the company’s plan to exit its light vehicle OE ride control business. This business provided shock absorbers, struts, ministruts, and corner modules to the light vehicle industry. As a result of the sale of the ride control operations located in Asti, Italy, in the six months ended March 31, 2006 the company reversed $11 million of restructuring costs related to employee termination benefits that would no longer be paid by the company.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Results of the discontinued operations are summarized as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Sales:
Emissions Technologies	$895	$746	$1,703	$1,416
Light Vehicle Aftermarket and other	52	151	100	312

Total Sales	$947	$897	$1,803	$1,728

Income (loss) before income taxes	$(103)	$12	$(105)	$24
Benefit (provision) for income taxes	22	1	21	(3)

Income (loss) from discontinued operations	$(81)	$13	$(84)	$21

Assets and liabilities of discontinued operations are summarized as follows (in millions):

	March 31,	September 30,
	2007	2006

Current assets	$964	$838
Net property	212	317
Other assets	48	45

Assets of discontinued operations	$1,224	$1,200

Current liabilities	$765	$673
Other liabilities	39	38
Minority interests	1	1

Liabilities of discontinued operations	$805	$712

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Restructuring Costs

          The following summarizes restructuring costs and related adjustments recorded during the three and six months ended March 31, 2007 and 2006 (in millions).

	Three Months Ended March 31		Six Months Ended March 31

	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations

Restructuring Costs – Fiscal Year 2007
Performance Plus charges	$37	$—	$37	$—
Fiscal 2005 Program charges	—	2	—	2
Adjustments and Reversals	—	(9)	—	(9)

Total Restructuring Costs	$37	$(7)	$37	$(7)

Restructuring Costs – Fiscal Year 2006
Fiscal 2005 Program charges	$7	$16	$9	$15
LVA charges	—	2	—	4
Adjustments and Reversals	—	(5)	—	(17)

Total Restructuring Costs	$7	$13	$9	$2

          Performance Plus: During fiscal year 2007 the company launched a profit improvement and cost reduction initiative called “Performance Plus.” As part of this program the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. Costs of these actions will be incurred over the next several years. The company recorded restructuring costs of $37 million during the second quarter of fiscal year 2007 related to these actions. These costs include $34 million of estimated employee severance benefits and $3 million of asset impairment charges associated with two LVS facility closures in Europe and salaried headcount reductions in CVS. The employee severance costs relate to the reduction of approximately 120 salaried and 265 hourly employees.

          Fiscal year 2005 program: In the second quarter of fiscal year 2005, the company announced the elimination of approximately 400 to 500 salaried positions and approved plans to consolidate, downsize, close or sell certain underperforming businesses or facilities. During fiscal year 2006, the company identified approximately 550 additional salaried and hourly headcount reductions in its LVS and ET businesses. Including these additional headcount reductions, the fiscal year 2005 program resulted in the reduction of approximately 900 salaried and 1,900 hourly employees and the sale, closure or consolidation of 11 global facilities, primarily in the LVS and ET businesses. These actions were intended to align capacity with industry conditions, utilize assets more efficiently and improve operations. As of March 31, 2007, actions related to the fiscal year 2005 were substantially complete. Cumulative restructuring costs recorded for the fiscal year 2005 program, including amounts recorded in discontinued operations, are $129 million as of March 31, 2007. These costs include $94 million of employee termination benefits, $29 million of asset impairment charges and $6 million of other closure costs. Asset impairment charges related to manufacturing facilities that were closed or sold and machinery and equipment that became idle and obsolete as a result of the facility closures.

          Reversals and Adjustments: In the first six months of fiscal year 2007 and 2006, the company reversed $9 million and $17 million of restructuring costs, respectively, related to previously recorded employee severance benefits. Due to the pending sale of ET, it was determined that payment of certain severance benefits by the company was no longer probable and $9 million of restructuring costs were reversed. Prior year reversals of costs primarily relate to employee severance costs that will no longer be paid or were lower than previously expected. The company sold the operations at two separate facilities and no longer had to pay severance costs to the related employees.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          At March 31, 2007 and September 30, 2006, $50 million and $40 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the six months ended March 31, 2007 are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Total

Balance at September 30, 2006	$40	$—	$40
Activity during the period:
Charges to continuing operations	34	3	37
Adjustment to discontinued operations reserves (1)	(7)	—	(7)
Asset write-offs	—	(3)	(3)
Cash payments	(17)	—	(17)

Balance at March 31, 2006	$50	$—	$50

           (1) Adjustments to discontinued operations reserves are included in discontinued operations in the consolidated statement of operations.

6.	Acquisitions and Divestitures

          In October 2005, the company completed the sale of certain assets of its commercial vehicle off-highway brake business for cash proceeds of approximately $39 million and recognized a pre-tax gain on the sale of $23 million. The sale included equipment and certain assets from manufacturing facilities in York, South Carolina and Cwmbran, U.K. The divestiture of the off-highway brakes operation is aligned with the company’s strategy to focus on its core products.

7.	Accounts Receivable Securitization and Factoring

          In March 2006, the company entered into a European arrangement to sell trade receivables through one of its European subsidiaries. Under the arrangement, the company sells up to, at any point in time, €100 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the company’s consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. Costs associated with this securitization arrangement were $1 million in the six months ended March 31, 2007 and are included in operating income in the consolidated statement of operations. The gross amount of proceeds received from the sale of receivables under this arrangement was $256 million and $42 million for the six months ended March 31, 2007 and 2006, respectively. The company’s retained interest in receivables sold is $14 million and $6 million at March 31, 2007 and September 30, 2006, respectively. The company had utilized €58 million ($77 million) and €48 million ($61 million) of this accounts receivable securitization facility as of March 31, 2007 and September 30, 2006, respectively.

          The company also participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $250 million program, which was established in September 2005, and amended in fiscal year 2006, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet (see Note 14). As of March 31, 2007, no amounts were outstanding under this accounts receivable securitization facility. At September 30, 2006, the company had utilized $40 million of this accounts receivable securitization facility. Borrowings under this arrangement are collateralized by approximately $272 million of receivables held at ARC at March 31, 2007. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. During the second quarter of fiscal year 2007, the accounts receivable delinquency ratio as defined by the securitization agreement exceeded the maximum ratio allowable under the agreement. The company received a waiver for the covenant violation covering February, March and April 2007, if needed. At March 31, 2007, the company was in compliance with the original covenants.

          In addition, several of the company’s European subsidiaries factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

receivables excluded from accounts receivable was $96 million and $84 million at March 31, 2007 and September 30, 2006, respectively.

8.	Other Income (Expense)

          Other income (expense) is comprised of the following (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Gains on divestitures	$—	$—	$2	$23
Adjustment to impairment reserves, net	10	—	10	—
Environmental remediation costs	—	(3)	—	(3)

Other income (expense)	$10	$(3)	$12	$20

9.	Inventories

          Inventories are stated at the lower of cost (using first-in, first-out (FIFO) or average cost methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	March 31, 2007	September 30, 2006

Finished goods	$195	$186
Work in process	118	128
Raw materials, parts and supplies	173	174

Total	$486	$488

10.	Other Current Assets

          Other current assets are summarized as follows (in millions):

	March 31, 2007	September 30, 2006

Current deferred income tax assets	$153	$141
Customer reimbursable tooling and engineering	21	20
Asbestos-related recoveries (see Note 17)	7	8
Assets held for sale	3	7
Prepaids and other	56	70

Other current assets	$240	$246

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

11.	Other Assets

          Other Assets are summarized as follows (in millions):

	March 31, 2007	September 30, 2006

Non-current deferred income tax assets	$591	$578
Investments in non-consolidated joint ventures	104	95
Prepaid pension costs	85	36
Unamortized debt issuance costs	33	31
Capitalized software costs, net	27	27
Asbestos-related recoveries (see Note 17)	27	30
Patents, licenses and other intangible assets (less accumulated amortization: $8 at March 31, 2007 and $7 at September 30, 2006)	16	20
Investment in debt defeasance trust (see Note 14)	11	11
Other	79	76

Other assets	$973	$904

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

          Patents, licenses and other intangible assets include trademarks and other indefinite lived intangibles of $5 million, an intangible asset associated with the retirement pension plans of $9 million and other amortizable intangible assets of $2 million. The company’s trademarks, which were determined to have an indefinite life, and pension intangible asset are not amortized. Patents, licenses and other intangible assets are amortized over their contractual or estimated useful lives, as appropriate. The company anticipates amortization expense for patents, licenses and other intangible assets of approximately $1 million for fiscal year 2007 and $2 million total thereafter.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Other Current Liabilities

          Other current liabilities are summarized as follows (in millions):

	March 31, 2007	September 30, 2006

Compensation and benefits	$183	$227
Income taxes	116	163
Taxes other than income taxes	62	54
Product warranties	74	52
Restructuring (see Note 5)	50	40
Reserve for labor disruption (see Note 17)	8	29
Current deferred income tax liabilities	8	7
Asbestos-related liabilities (see Note 17)	10	11
Interest	9	8
Environmental (see Note 17)	13	14
AB Volvo joint venture payable	24	—
Other	80	101

Other current liabilities	$637	$706

          On October 4, 2004, the company formed two joint ventures in France with AB Volvo to manufacture and distribute axles. The company acquired its 51-percent interest for a purchase price of €19 million ($25 million). The company has an option to purchase and AB Volvo has an option to require the company to purchase the remaining 49-percent interest in one of the joint ventures beginning in the first quarter of fiscal year 2008 for €16 million ($21 million) plus interest at EURIBOR rates, plus a margin. This option to purchase the minority interest is essentially a financing arrangement as the minority shareholder does not participate in any profits or losses of the joint venture. Therefore, this option, including accreted interest to date, is recorded as a current obligation of the company and included in Other Current Liabilities and no minority interest is recognized for the 49-percent interest in this joint venture. This obligation was recorded in Other Long-term Liabilities at September 31, 2006 (see Note 13).

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

          A summary of the changes in product warranties is as follows (in millions):

	Six Months Ended March 31,

	2007	2006

Total product warranties -- beginning of period	$122	$95
Accruals for product warranties	42	20
Payments	(26)	(31)
Change in estimates and other	(2)	—

Total product warranties – end of period	136	84
Less: Non-current product warranties (see Note 13)	(62)	(39)

Product warranties – current portion	$74	$45

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Other Liabilities

          Other Liabilities are summarized as follows (in millions):

	March 31, 2007	September 30, 2006

Asbestos – related liabilities (see Note 17)	$40	$46
Non-current deferred income tax liabilities	30	30
Product warranties (see Note 12)	62	70
Environmental (see Note 17)	11	13
Swap collateral	—	(6)
Fair value of interest rate swaps	4	6
AB Volvo joint venture payable (see Note 12)	—	23
Other	81	82

Other liabilities	$228	$264

14.	Long-Term Debt

          Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

	March 31, 2007	September 30, 2006

6-5/8 percent notes due 2007	$5	$5
6-3/4 percent notes due 2008	5	5
7-1/8 percent notes due 2009	6	6
6.8 percent notes due 2009	77	77
8-3/4 percent notes due 2012	293	311
Term Loan B due 2012	—	170
8-1/8 percent notes due 2015	251	251
4.625 percent convertible notes due 2026(1)	300	300
9.5 percent subordinated debentures due 2027	—	39
4.0 percent convertible senior notes due 2027(1)	200	—
Senior secured revolving credit facility	74	—
Accounts receivable securitization (see Note 7)	—	40
Lines of credit and other	18	18
Fair value adjustment of notes	8	8

Subtotal	1,237	1,230
Less: current maturities	(17)	(56)

Long-term debt	$1,220	$1,174

          (1) The 4.625 percent and 4.0 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively (see Convertible Securities below).

     Debt Securities

          In March 2007, the company purchased, at a premium, $18 million of outstanding 8-3/4 percent notes on the open market. In March 2006, the company completed the repurchase of $600 million aggregate principal amount of its previously outstanding notes in the following amounts: $195 million of its outstanding $200 million 6.625 percent notes due in 2007; $95 million of its outstanding

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$100 million 6.75 percent notes due in 2008; $225 million of its outstanding $302 million 6.8 percent notes due in 2009; and $85 million of its outstanding $91 million 7.125 percent notes also due in 2009. The repurchase was accounted for as an extinguishment of debt and, accordingly, $9 million was recognized as a loss on debt extinguishment and is included in interest expense, net in the consolidated statement of operations. The loss primarily consists of debt reacquisition costs associated with the note repurchase, unamortized debt issuance costs and debt discount, and the premium paid to repurchase the notes.

     Convertible Securities

          In February 2007, the company issued $200 million of 4.00 percent convertible senior unsecured notes due 2027 (the “2007 convertible notes”). The 2007 convertible notes were sold by the company to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. Net proceeds received by the company, after issuance costs, were $194 million. The related debt issuance costs are being amortized over a twelve-year term, which represents the earliest date that the company can redeem the 2007 convertible notes. The company used the net proceeds from this offering to pay in full the $170 million aggregate principal amount outstanding on the Term Loan B (see Senior Secured Credit Facilities below).

          Cash interest at a rate of 4.00 percent per annum from the date of issuance through February 15, 2019 is payable semi-annually in arrears on February 15 and August 15 of each year. After February 15, 2019, the principal amount of the 2007 convertible notes will be subject to accretion at a rate that provides holders with an aggregate annual yield to maturity of 4.00 percent.

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

          Holders may convert their notes at any time on or after February 15, 2025. Prior to February 15, 2025, holders may convert their notes only under the following circumstances:

•

during any calendar quarter, after the calendar quarter ending March 31, 2007, if the closing price of the company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120 percent of the applicable conversion price;

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

          On or after February 15, 2019, the company may redeem the 2007 convertible notes, in whole or in part, for cash at a redemption price equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest. On each of February 15, 2019 and 2022, or upon certain fundamental changes, holders may require the company to purchase all or a portion of their 2007 convertible notes at a purchase price in cash equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest.

          The 2007 convertible notes are fully and unconditionally guaranteed by certain domestic subsidiaries of the company that currently guarantee the company’s obligation under its senior secured credit facility and other publicly-held notes (see Senior Secured Credit Facilities below).

     Subordinated Debentures

          In March 2007, the company redeemed the $39 million of outstanding junior subordinated debentures at a premium and recognized $2 million as a loss on debt extinguishment, which is included in interest expense, net in the consolidated statement of operations.

     Senior Secured Credit Facilities

          In June 2006, the company replaced its $900 million revolving credit facility that was to expire in 2008 with two new senior secured credit facilities totaling $1.15 billion (the new credit facilities). The new credit facilities included a $980 million revolving credit facility and a $170 million term loan (Term Loan B) maturing in 2011 and 2012, respectively.

          In February 2007, the company amended the revolving credit facility, reducing the borrowing capacity to $900 million, and used the net proceeds from the issuance of the 2007 convertible notes to pay in full the $170 million aggregate principal amount

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

outstanding on the Term Loan B. As a result of the repayment, the company recognized a $3 million loss on debt extinguishment, which is included in interest expense, net in the consolidated statement of operations.

          Borrowings under the amended revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facility. At March 31, 2007, the margin over the LIBOR rate was 150 basis points, and the commitment fee was 30 basis points. Similar to the prior revolving credit facility, the amended revolving credit facility includes a $150 million limit on the issuance of letters of credit. At March 31, 2007 and September 30, 2006, approximately $37 million and $25 million letters of credit, respectively, were issued.

          Borrowings under the amended revolving credit facility are collateralized by approximately $1.3 billion of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

          The amended revolving credit facility requires the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio no greater than 5.00x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.25x. At March 31, 2007, the company was in compliance with all covenants.

          Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the amended revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held and privately-placed notes outstanding under the company’s indentures (see Note 20).

     Accounts Receivable Securitization

          The company participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs (see Note 7). Under this $250 million program, which was established in September 2005, and amended in fiscal year 2006, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ARC. ARC funds these purchases with borrowings under a loan agreement with a bank. The weighted average interest rate on borrowings under this arrangement was approximately 5.19 percent at March 31, 2007. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by approximately $272 million of eligible receivables purchased and held by ARC at March 31, 2007. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. During the second quarter of fiscal year 2007, the accounts receivable delinquency ratio as defined by the securitization agreement exceeded the maximum ratio allowable under the agreement. The company received a waiver for covenant violation covering February, March and April 2007, if needed. At March 31, 2007, the company was in compliance with the original covenants.

     Related Parties

          A 57-percent owned consolidated joint venture of the company has a $6 million, 6.5-percent loan with its minority partner that matures in fiscal year 2009. This loan is included in long-term debt in the consolidated balance sheet.

          The company also has an arrangement with a non-consolidated joint venture that allows the company to borrow funds from time to time, at LIBOR plus 50 basis points. No amounts were outstanding under this arrangement at March 31, 2007 and September 30, 2006.

     Interest Rate Swap Agreements

          As of March 31, 2007, the company had interest rate swap agreements that effectively convert $221 million of the company’s 8-3/4 percent notes, $63 million of the 6.8 percent notes and $75 million of the 8-1/8 percent notes to variable interest rates. As of March 31, 2007, the fair value of the 8-3/4 percent swaps was a liability of $4 million and is included in Other Liabilities and the fair value of the 6.8 percent swaps and 8-1/8 percent notes were not significant as of March 31, 2007 and September 30, 2006. The terms of the interest rate swap agreements require the company to place cash on deposit as collateral if the fair value of the interest rate swaps is greater than a liability position of $10 million. At September 30, 2006, the company had placed $6 million on deposit with the counterparty as collateral and recorded such deposit as a reduction in the carrying value of the associated interest rate swap. At March 31, 2007, no amounts were on deposit with the counterparty as collateral. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent, 6.8 percent and 8.125 percent on notional amounts of $221 million, $63 million and $75 million, respectively, and pays variable rates based on three-month LIBOR plus a weighted-average spread of 3.34 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in the fair value adjustment of notes is $10 million related to previously terminated interest rate swaps, which is being amortized to earnings as a reduction of interest expense over the remaining life of the related debt.

          The company classifies the cash flows associated with the interest rate swaps in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

          Leases

          The company has various operating leasing arrangements. Future minimum lease payments under these operating leases are $21 million in 2007, $16 million in 2008, $13 million in 2009, $10 million in 2010, $8 million in 2011 and $11 million thereafter.

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

          Under this program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Income (AOCI) in the consolidated statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12 months. The impact to operating income associated with hedge ineffectiveness was not significant in the six months ended March 31, 2007 and 2006.

          At March 31, 2007 and September 30, 2006, there was a $2 million and $1 million loss, respectively, recorded in AOCI. Amounts recorded in AOCI are generally recorded in operating income over the next twelve months as the forecasted hedged transactions are recognized in earnings.

          The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

     Fair Value

          Fair values of financial instruments are summarized as follows (in millions):

	March 31, 2007		September 30, 2006

	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	$222	222	$350	$350
Short-term investments	—	—	5	5
Interest rate swaps - asset	—	—	1	1
Investment in debt defeasance trust	12	12	12	12
Collateral on interest rate swap liability	—	—	6	6
Interest rate swaps - liability	4	4	6	6
Foreign exchange contracts - liability	4	4	1	1
Short-term debt	17	17	56	56
Long-term debt	1,220	1,259	1,174	1,141

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

16.	Retirement Benefit Liabilities

Retirement Benefit Liabilities consisted of the following (in millions):

	March 31, 2007	September 30, 2006

Retiree medical liability	$258	$256
Pension liability	226	243
Other	49	43

Subtotal	533	542
Less: current portion (included in other current liabilities)	(55)	(55)

Retirement benefit liabilities	$478	$487

The components of net periodic pension and retiree medical expense, including discontinued operations, for the three months ended March 31, are as follows:

	2007		2006

	Pension	Retiree Medical	Pension	Retiree Medical

Service cost	$9	$—	$10	$1
Interest cost	25	9	23	6
Assumed return on plan assets	(26)	—	(25)	—
Amortization of prior service costs	1	(2)	2	(6)
Recognized actuarial loss	11	7	14	8

Total expense	$20	$14	$24	$9

The components of net periodic pension and retiree medical expense, including discontinued operations, for the six months ended March 31, are as follows:

	2007		2006

	Pension	Retiree Medical	Pension	Retiree Medical

Service cost	$18	$1	$22	$2
Interest cost	50	18	46	11
Assumed return on plan assets	(52)	—	(49)	—
Amortization of prior service costs	2	(4)	3	(12)
Recognized actuarial loss	21	13	28	15

Total expense	$39	$28	$50	$16

          In May 2007, the company announced a freeze of its defined benefit pension plan for salaried and non-represented employees in the United States, effective January 1, 2008. The change will affect approximately 3,800 employees including certain employees

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

who will continue to accrue benefits for an additional transition period, ending June 30, 2011. After these freeze dates, the company will instead make additional contributions to its defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution will be based on a percentage of the employee’s pay, with the contribution percentage increasing as the employee ages. These changes do not affect current retirees or represented employees. The impact of these plan changes is not reflected in the company’s pension liability at March 31, 2007.

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

          The company has been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at March 31, 2007 to be approximately $30 million, of which $9 million is recorded as a liability.

          In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2007 to be approximately $59 million, of which $15 million is recorded as a liability.

          Included in the company’s environmental liabilities are costs for on-going operating, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $9 million at March 31, 2007. The undiscounted estimate of these costs is approximately $12 million.

          Following are the components of the Superfund and Non-Superfund Environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total

Balance at September 30, 2006	$10	$17	$27
Payments	(1)	(2)	(3)

Balance at March 31, 2007	$9	$15	$24

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Asbestos

          Maremont Corporation (Maremont), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 40,125 and 51,895 pending asbestos-related claims at March 31, 2007 and September 30, 2006, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

          Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2007	September 30, 2006

Pending and future claims	$36	$41
Shortfall and other	7	9

Asbestos-related reserves	$43	$50

Asbestos-related recoveries	$27	$31

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

          Maremont engaged Bates White LLC (Bates White), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining whether it would be possible to estimate the cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont, as well as the cost of Maremont’s share of committed but unpaid settlements entered into by the CCR. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised Maremont that it would be able to determine an estimate of probable costs to resolve pending and future asbestos-related claims, based on historical data and certain assumptions with respect to events that occur in the future. The company engaged Bates White to update the study as of March 31, 2007.

          Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next three to four years of $28 million to $38 million. After consultation with Bates White, Maremont determined that as of March 31, 2007, the most likely and probable liability for pending and future claims over the next four years is $36 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

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

          Shortfall and other: Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were not significant in the six months ended March 31, 2007 and 2006.

          Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $27 million. The difference between the estimated liability and the insurance receivable is related to proceeds received from settled insurance policies and liabilities for shortfall and other. Certain insurance policies have been settled in cash prior to the ultimate settlement of related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

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

          In the fourth quarter of fiscal year 2006, the company engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. Accordingly, the company has recorded a $7 million liability at March 31, 2007 and September 30, 2006 for defense costs associated with these claims. This estimate was based on historical data and certain assumptions with respect to events that occur in the future. Bates White was unable to determine an estimate of indemnity costs for pending or future Rockwell legacy asbestos-related claims. Bates White and management cannot reasonably estimate the ultimate liabilities for these costs, primarily because the company does not have a sufficient history of claims settlement from which to develop reliable assumptions. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies (described below) make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on the company’s experience defending these asbestos claims, the company does not believe these lawsuits will have a material adverse effect on its financial condition or results of operations. Rockwell was not a member of the CCR and handled its asbestos-related claims using its own litigation counsel. As a result, the company does not have any additional potential liabilities for committed CCR settlements or shortfall (as described above) in connection with the Rockwell-legacy cases.

          Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, the company expects to recover the majority of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and a substantial portion of the costs for defending asbestos claims going forward. Accordingly, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $7 million at March 31, 2007 and September 30, 2006.

     Contingencies Related to Work Stoppage

          The company’s collective bargaining agreement with the Canadian Auto Workers (“CAW”) at its CVS brakes facility in Tilbury, Ontario, Canada, expired on June 3, 2006. On June 4, 2006, the company announced that, after lengthy negotiations, a new tentative agreement with the CAW had not yet been reached and, as a result, the company had suspended operations at the facility. On June 12, 2006, the company reached a tentative agreement with the CAW, which was subsequently ratified on June 14, 2006, and resumed operations. As a result of this work stoppage, the company experienced temporary manufacturing inefficiencies and incurred certain costs in order to return to normal production. The company was temporarily unable to completely fulfill certain customer orders, resulting in temporary production interruptions at some customer manufacturing facilities. The impact of this labor disruption on operating income in fiscal year 2006 was $45 million. Included in this amount are premium labor costs, expedited freight and logistical costs and other costs associated with production disruptions at certain customers’ facilities. During the second quarter of fiscal year 2007 the company reached final settlement for a portion of the remaining contingent liability. Accordingly, the liability was reduced and a benefit to income of $9 million was recorded in the consolidated statement of operations. At March 31, 2007, $8 million is recorded as a liability in the consolidated balance sheet. The company believes that any future adjustment to this liability will not have a material effect on the company’s results of operations and financial position.

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

          In connection with the sale of the LVA North American filters business, the company agreed to indemnify the purchaser against liabilities from litigation and commercial losses in connection with specific intellectual property claims, with a maximum

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

indemnity of $4 million for commercial losses. In the second quarter of fiscal year 2007, the purchaser reached a settlement for these claims. As a result the company reduced its recorded liability by $3 million, the benefit of which is recorded in discontinued operations in the consolidated statement of operations.

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

          Comprehensive income is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2007	2006	2007	2006

Net income (loss)	$(94)	$45	$(87)	$79
Foreign currency translation adjustments	13	46	63	19
Minimum pension liability, net of tax	—	55	—	55
Unrealized gain (loss) on foreign exchange contracts, net of tax	(2)	1	(1)	(1)

Comprehensive income (loss)	$(83)	$147	$(25)	$152

19.	Business Segment Information

          The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s chief operating decision maker (CODM) is the Chief Executive Officer.

          Beginning in the second quarter of fiscal year 2007, the company reports operating results under two segment: Light Vehicle Systems (LVS) and Commercial Vehicle Systems (CVS). LVS is a major supplier of aperture systems (roof and door systems), chassis systems (suspension systems and modules) and wheel products for passenger cars, motorcycles and all-terrain vehicles, light trucks and sport utility vehicles to original equipment manufacturers (OEMs). CVS supplies drivetrain systems and components, including axles and drivelines, braking systems, suspension systems and ride control products, for medium- and heavy-duty trucks, trailers and specialty vehicles to OEMs and the commercial vehicle aftermarket.

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is summarized as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,

	2007	2006	2007	2006

Sales:
Light Vehicle Systems	$552	$575	$1,074	$1,122
Commercial Vehicle Systems	1,075	1,054	2,121	1,971

Total sales	$1,627	$1,629	$3,195	$3,093

EBITDA:
Light Vehicle Systems	$8	$10	$22	$18
Commercial Vehicle Systems	60	87	123	178

Segment EBITDA	68	97	145	196
Unallocated corporate costs	(1)	(3)	(1)	(2)
ET Corporate allocations (1)	(11)	(6)	(18)	(14)
Depreciation and amortization	(34)	(32)	(64)	(61)
Loss on sale of receivables	(1)	—	(3)	—
Interest expense, net and other	(34)	(44)	(61)	(75)
Benefit (provision) for income taxes	—	20	(1)	14

Income (loss) from continuing operations	$(13)	$32	$(3)	$58

(1) As a result of the pending sale of ET, certain corporate costs previously allocated to ET’s segment results are reported in continuing operations. These costs have not been allocated to the company’s two business segments and are included in “ET Corporate Allocations” in the above segment information.

	March 31, 2007	September 30, 2006

Segment Assets:
Light Vehicle Systems	$1,056	$1,020
Commercial Vehicle Systems	2,210	2,227

Segment total assets	3,266	3,247
Corporate (1)	1,008	1,066
Discontinued operations	1,224	1,200

Total assets	$5,498	$5,513

(1) Corporate assets consist primarily of cash, taxes and prepaid pension costs. For March 31, 2007 and September 30, 2006 segment assets include $272 million and $384 million, respectively, of receivables sold to ARC under the accounts receivable securitization and factoring agreements (see Note 7).

A summary of the changes in the carrying value of goodwill, by segment, is as follows (in millions):

	LVS	CVS	Total

Balance at September 30, 2006	$70	$433	$503
Foreign currency translation	—	8	8

Balance at March 31, 2007	$70	$441	$511

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

20.	Supplemental Guarantor Condensed Consolidating Financial Statements

          Certain of the company’s wholly-owned subsidiaries, as defined in the credit agreement (the Guarantors) irrevocably and unconditionally guarantee amounts outstanding under the senior secured revolving credit facility. Similar subsidiary guarantees were provided for the benefit of the holders of the publicly-held and privately placed notes outstanding under the company’s indentures (see Note 14).

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Three Months Ended March 31, 2007

	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$653	$974	$—	$1,627
Subsidiaries	—	31	79	(110)	—

Total sales	—	684	1,053	(110)	1,627
Cost of sales	(5)	(618)	(971)	110	(1,484)

GROSS MARGIN	(5)	66	82	—	143
Selling, general and administrative	(30)	(36)	(33)	—	(99)
Restructuring costs	—	(5)	(32)	—	(37)
Other income	—	10	—	—	10

OPERATING INCOME (LOSS)	(35)	35	17	—	17
Equity in earnings of affiliates	—	5	2	—	7
Other income (expense), net	29	(10)	(19)	—	—
Interest expense, net	(31)	10	(13)	—	(34)

INCOME (LOSS) BEFORE INCOME TAXES	(37)	40	(13)	—	(10)
Benefit (provision) for income taxes	14	(13)	(1)	—	—
Minority interests	—	—	(3)	—	(3)
Equity in income (loss) of consolidated subsidiaries	10	(35)	—	25	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(13)	(8)	(17)	25	(13)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(81)	(72)	(77)	149	(81)

NET INCOME (LOSS)	$(94)	$(80)	$(94)	$174	$(94)

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Income

(In millions)

	Three Months Ended March 31, 2006

	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$785	$844	$—	$1,629
Subsidiaries	—	58	93	(151)	—

Total sales	—	843	937	(151)	1,629
Cost of sales	(4)	(767)	(857)	151	(1,477)

GROSS MARGIN	(4)	76	80	—	152
Selling, general and administrative	(20)	(52)	(17)	—	(89)
Restructuring costs	—	(3)	(4)	—	(7)
Other expense	(3)	—	—	—	(3)

OPERATING INCOME (LOSS)	(27)	21	59	—	53
Equity in earnings of affiliates	—	5	2	—	7
Other income (expense), net	11	155	(166)	—	—
Interest expense, net	(39)	(4)	(1)	—	(44)

INCOME (LOSS) BEFORE INCOME TAXES	(55)	177	(106)	—	16
Benefit (provision) for income taxes	20	(50)	50	—	20
Minority interests	—	—	(4)	—	(4)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(35)	127	(60)	—	32
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	(15)	28	—	13
Equity in net income (loss) of consolidated subsidiaries	80	(16)	—	(64)	—

NET INCOME (LOSS)	$45	$96	$(32)	$(64)	$45

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Six Months Ended March 31, 2007

	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$1,344	$1,851	$—	$3,195
Subsidiaries	—	50	171	(221)	—

Total sales	—	1,394	2,022	(221)	3,195
Cost of sales	(9)	(1,265)	(1,895)	221	(2,948)

GROSS MARGIN	(9)	129	127	—	247
Selling, general and administrative	(48)	(60)	(64)	—	(172)
Restructuring costs	—	(5)	(32)	—	(37)
Other income	—	7	5	—	12

OPERATING INCOME (LOSS)	(57)	71	36	—	50
Equity in earnings of affiliates	—	11	3	—	14
Other income (expense), net	29	(12)	(17)	—	—
Interest expense, net and other	(55)	19	(25)	—	(61)

INCOME (LOSS) BEFORE INCOME TAXES	(83)	89	(3)	—	3
Benefit (provision) for income taxes	29	(25)	(5)	—	(1)
Minority interests	—	—	(5)	—	(5)
Equity in income of consolidated subsidiaries	51	(16)	—	(35)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3)	48	(13)	(35)	(3)
INCOME(LOSS) FROM DISCONTINUED OPERATIONS	(84)	(93)	(62)	155	(84)

NET INCOME	$(87)	$(45)	$(75)	$120	$(87)

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Income

(In millions)

	Six Months Ended March 31, 2006

	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$1,461	$1,632	$—	$3,093
Subsidiaries	—	105	175	(280)	—

Total sales	—	1,566	1,807	(280)	3,093
Cost of sales	(8)	(1,418)	(1,678)	280	(2,824)

GROSS MARGIN	(8)	148	129	—	269
Selling, general and administrative	(36)	(86)	(45)	—	(167)
Restructuring costs	—	(5)	(4)	—	(9)
Other income (expense)	(3)	17	6	—	20

OPERATING INCOME (LOSS)	(47)	74	86	—	113
Equity in earnings of affiliates	—	10	3	—	13
Other income (expense), net	26	(3)	(23)	—	—
Interest expense, net and other	(68)	(7)	—	—	(75)

INCOME (LOSS) BEFORE INCOME TAXES	(89)	74	66	—	51
Benefit (provision) for income taxes	32	(13)	(5)	—	14
Minority interests	—	—	(7)	—	(7)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(57)	61	54	—	58
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1	(6)	26	—	21
Equity in net income of subsidiaries	135	97	—	(232)	—

NET INCOME (LOSS)	$79	$152	$80	$(232)	$79

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet

(In millions)

	March 31, 2007

	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CURRENT ASSETS
Cash and cash equivalents	$3	$4	$215	$—	$222
Receivables, net	(3)	67	1,072	—	1,136
Inventories	—	177	309	—	486
Other current assets	41	94	105	—	240
Assets of discontinued operations	38	285	901	—	1,224

TOTAL CURRENT ASSETS	79	627	2,602	—	3,308

NET PROPERTY	32	205	469	—	706
GOODWILL	—	341	170	—	511
OTHER ASSETS	405	148	420	—	973
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	3,438	1,086	—	(4,524)	—

TOTAL ASSETS	$3,954	$2,407	$3,661	$(4,524)	$5,498

CURRENT LIABILITIES
Short-term debt	$6	$—	$11	$—	$17
Accounts payable	22	313	793	—	1,128
Other current liabilities	157	91	389	—	637
Liabilities of discontinued operations	—	265	540	—	805

TOTAL CURRENT LIABILITIES	185	669	1,733	—	2,587

LONG-TERM DEBT	1,214	—	6	—	1,220
RETIREMENT BENEFITS	317	—	161	—	478
INTERCOMPANY PAYABLE (RECEIVABLE)	1,267	(1,939)	672	—	—
OTHER LIABILITIES	53	127	48	—	228
MINORITY INTERESTS	—	—	67	—	67
SHAREOWNERS’ EQUITY	918	3,550	974	(4,524)	918

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$3,954	$2,407	$3,661	$(4,524)	$5,498

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet

(In millions)

	September 30, 2006

	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CURRENT ASSETS
Cash and cash equivalents	$97	$3	$250	$—	$350
Receivables, net	14	36	1,053	—	1,103
Inventories	—	250	238	—	488
Other current assets	49	101	96	—	246
Assets of discontinued operations	37	274	889	—	1,200

TOTAL CURRENT ASSETS	197	664	2,526	—	3,387

NET PROPERTY	34	246	439	—	719
GOODWILL	—	341	162	—	503
OTHER ASSETS	381	142	381	—	904
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	3,435	1,047	—	(4,482)	—

TOTAL ASSETS	$4,047	$2,440	$3,508	$(4,482)	$5,513

CURRENT LIABILITIES
Short-term debt	$7	$—	$49	$—	$56
Accounts payable	27	371	708	—	1,106
Other current liabilities	207	190	309	—	706
Liabilities of discontinued operations	—	204	508	—	712

TOTAL CURRENT LIABILITIES	241	765	1,574	—	2,580

LONG-TERM DEBT	1,165	—	9	—	1,174
RETIREMENT BENEFITS	337	—	150	—	487
INTERCOMPANY PAYABLE (RECEIVABLE)	1,311	(1,535)	224	—	—
OTHER LIABILITIES	49	137	78	—	264
MINORITY INTERESTS	—	—	64	—	64
SHAREOWNERS’ EQUITY	944	3,073	1,409	(4,482)	944

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,047	$2,440	$3,508	$(4,482)	$5,513

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Six Months Ended March 31, 2007

	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(136)	$19	$54	$—	$(63)

INVESTING ACTIVITIES
Capital expenditures	—	(10)	(38)	—	(48)
Acquisitions of businesses and investments	—	—	(2)	—	(2)
Proceeds from marketable securities	—	—	5	—	5
Proceeds from disposition of property and businesses	—	—	11	—	11
Net investing cash flows used by discontinued operations	—	(8)	(15)	—	(23)

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	(18)	(39)	—	(57)

FINANCING ACTIVITIES
Net change in debt	47	—	(41)	—	6
Intercompany advances	14	—	(14)	—	—
Debt issuance and extinguishment costs	(10)	—	—	—	(10)
Cash dividends	(14)	—	—	—	(14)
Proceeds from issuance of stock options	6	—	—	—	6
Other financing activities	(1)				(1)
Net financing cash flows used by discontinued operations	—	—	(1)	—	(1)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	42	—	(56)	—	(14)

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	6	—	6

CHANGE IN CASH AND CASH EQUIVALENTS	(94)	1	(35)	—	(128)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97	3	250	—	350

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3	$4	$215	$—	$222

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Six Months Ended March 31, 2006

	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$298	$(150)	$(22)	$—	$126

INVESTING ACTIVITIES
Capital expenditures	(1)	(14)	(38)	—	(53)
Acquisitions of businesses and investments, net of cash acquired	—	—	(1)	—	(1)
Proceeds from disposition of property and businesses	—	—	44	—	44
Net investing cash flows used by discontinued operations	—	178	(1)	—	177

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(1)	164	4	—	167

FINANCING ACTIVITIES
Net change in debt	(303)	(13)	104	—	(212)
Intercompany advances	71	—	(71)	—	—
Cash dividends	(14)	—	—	—	(14)
Debt issuance and extinguishment costs	(18)	—	—	—	(18)
Net financing cash flows used by discontinued operations	—	(1)	(1)	—	(2)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(264)	(14)	32	—	(246)

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	2	—	2

CHANGE IN CASH AND CASH EQUIVALENTS	33	—	16	—	49

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63	—	124	—	187

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96	$—	$140	$—	$236

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

          On February 2, 2007, we signed a definitive agreement to sell our Emissions Technologies (ET) business to an affiliate of One Equity Partners II, L.P., a private equity affiliate of J.P. Morgan Securities Inc. Total consideration is expected to be approximately $310 million, including cash and a $20 million note less the assumption of certain liabilities, and is subject to adjustments for working capital and other items. The transaction is expected to close during our third fiscal quarter of 2007 subject to customary conditions, including receipt of necessary regulatory consents and approvals and receipt by the purchaser of financing under its debt financing commitment letter. As of May 1, 2007, all necessary anti-trust approvals have been received. In the second quarter of fiscal year 2007, the company recorded a $115 million ($90 million after-tax) non-cash impairment charge against the long-lived assets of ET to record ET at fair value based upon the sale agreement. ET is reported as discontinued operations in the consolidated statement of operations and all prior periods have been restated to reflect this presentation. The assets and liabilities of ET, as defined by the definitive agreement, are held for sale and included in assets and liabilities of discontinued operations in the consolidated balance sheet.

          In the second quarter of fiscal year 2007, the company made a strategic decision to retain its Gabriel Ride Control Aftermarket business. Restructuring actions contemplated through the company’s Performance Plus initiative now make this business viable as part of the company’s core light vehicle strategy. Accordingly, the results of operations, assets and liabilities and cash flows of these businesses are presented in continuing operations in the consolidated financial statements and prior periods have been restated to reflect this presentation.

          During fiscal year 2007 we launched a profit improvement and cost reduction initiative called “Performance Plus.” As part of this program we identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. We estimate that the total costs of these actions will be $325 million, of which $280 million are estimated to be cash costs. We expect to incur these costs over the next several years. We recorded restructuring costs of $37 million during the second quarter of fiscal year 2007 related to these actions. These costs include $34 million of estimated employee severance costs and $3 million of asset impairment charges associated with two LVS facility closures in Europe and salaried headcount reductions in CVS. The employee severance costs relate to the reduction of approximately 120 salaried and 265 hourly employees.

          In May 2007, we announced a freeze of our defined benefit pension plan for salaried and non-represented employees in the United States, effective January 1, 2008. The change will affect approximately 3,800 employees including certain employees who will continue to accrue benefits for an additional transition period, ending June 30, 2011. After these freeze dates, we will instead make additional contributions to our defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution will be based on a percentage of the employee’s pay, with the contribution percentage increasing as the employee ages. These changes do not affect current retirees or represented employees.

          In the second quarter ended March 31, 2007, we completed the following transactions to further improve our financial and liquidity position:

•	Issued $200 million of 4.00 percent convertible debt securities due 2027;

•	Repaid a $170 million term loan due 2012 and reduced the borrowing capacity of our secured revolving credit facility to $900 million from $980 million;

•	Redeemed the $39 million outstanding 9.5 percent subordinated debentures due 2027; and

•	Purchased $18 million of outstanding 8-3/4 percent notes due 2012.

          The second fiscal quarter of fiscal year 2007 had mixed financial results. Our Light Vehicle Systems (LVS) business segment continued to improve its segment EBITDA margins compared to prior periods, primarily driven by cost reductions from prior restructuring programs and improved product sales mix. In our Commercial Vehicle Systems (CVS) business, strong volumes in the Western European heavy and medium duty markets were offset by the early stages of the downturn in the North American heavy-duty (commonly referred to as Class 8) truck market. In addition, the concentration of European sales continues to unfavorably impact CVS segment EBITDA margins due to lower inherent margins and higher manufacturing costs resulting from volume constraints and inefficiencies.

ARVINMERITOR, INC.

         A summary of our consolidated results from continuing operations for the three months ended March 31, 2007, is as follows:

•	Sales were $1.6 billion, flat compared to the same period last year.

•	EBITDA margin for our reportable segments was 4.2 percent, down from 6.0 percent a year ago.

•	Diluted loss per share was $0.19, compared to earnings per share of $0.46 in the second quarter of fiscal year 2006.

•

Net loss for the second quarter of fiscal year 2007 includes $23 million of after-tax restructuring costs; a $6 million after-tax benefit related to the reversals of certain impairment reserves; and a $4 million after-tax loss on debt extinguishment.

         Our business continues to address a number of challenging industry-wide issues including:

•	Excess capacity;

•	High commodity prices, particularly steel and oil prices;

•	Weakened financial strength of some of the original equipment (OE) manufacturers;

•	Reduced production volumes and changes in product mix in North America;

•	Higher energy and transportation costs;

•	OE pricing pressures;

•	Pension and retiree medical health care costs; and

•	Currency exchange rate volatility.

          Higher raw material costs and intense competition, coupled with global excess capacity most notably in the light vehicle industry, have created pressure from customers to reduce our prices. We continually work to address these competitive challenges and offset price decreases by reducing costs, improving productivity and rationalizing operations. The company’s cost reduction and productivity programs, including savings from our restructuring actions, offset the impact of lower selling prices to our customers.

          Cash used for operating activities for the six months ended March 31, 2007 was $63 million, compared to cash provided by operating activities of $126 million in the same period last year. The decrease in cash flow includes an $87 million increase in pension contributions and retiree medical payments and a $32 million increase in cash used for discontinued operations.

MARKET OUTLOOK

          Our fiscal year 2007 outlook for light vehicle production for North America and Western Europe is 15.3 million and 16.1 million units, respectively, in each region. We expect that North American heavy-duty (also referred to as Class 8) truck production will decrease in fiscal year 2007 to 224,000 units, down from 352,000 last year, and European heavy and medium truck production will increase to 475,000 units, up from 439,000 in 2006.

COMPANY OUTLOOK

          We believe that the cyclical downturn of the Class 8 truck market and continued production cuts in our North American markets will continue to pose short term challenges to our 2007 results. However, we believe that our current liquidity, diversified customer base and global footprint should allow us to weather these short term challenges while continuing to focus on product strategies and long term growth initiatives. Although the price of steel continues to challenge our industry during fiscal year 2007, the planned sale of our ET business will substantially reduce our exposure to this risk.

ARVINMERITOR, INC.

         Significant factors that could affect the company’s results in fiscal year 2007 include:

•	Higher than planned price reductions to our customers;

•	Additional restructuring actions and the timing and recognition of restructuring charges;

•	The 2007 Class 8 downturn in North America is more severe than currently planned;

•	Lower volume of orders from key customers;

•	Our ability to recover steel price increases from our customers;

•	The financial strength of our suppliers and customers, including potential bankruptcies;

•	Any unplanned extended shutdowns or production interruptions;

•	Our ability to implement planned productivity and cost reduction initiatives;

•	The impact of any acquisitions or divestitures; including the pending sale of our Emissions Technologies business;

•	Significant gains or losses of existing business;

•	The ultimate outcome of the three class action lawsuits concerning our retiree medical plans;

•	The impact of currency fluctuations on sales and operating income;

•	The emergence from bankruptcy of certain competitors;

•	Higher than planned warranty expenses;

•	Our ability to continue to access our bank revolving credit facilities and capital markets;

•	Issuance of new securities or refinancing of existing securities;

•	A significant reduction of business activity in the key markets of our customers;

•	Ability to implement enterprise resource planning systems at our locations successfully; and

•	The impact of any new accounting rules.

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

ARVINMERITOR, INC.

RESULTS OF OPERATIONS

         The following is a summary of the financial results (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,

	2007	2006	2007	2006

Sales:
Light Vehicle Systems	$552	$575	$1,074	$1,122
Commercial Vehicle Systems	1,075	1,054	2,121	1,971

Total sales	$1,627	$1,629	$3,195	$3,093

EBITDA:
Light Vehicle Systems	$8	$10	$22	$18
Commercial Vehicle Systems	60	87	123	178

Segment EBITDA	68	97	145	196
Unallocated corporate costs	(1)	(3)	(1)	(2)
ET corporate allocations (1)	(11)	(6)	(18)	(14)
Depreciation and amortization	(34)	(32)	(64)	(61)
Loss on sale of receivables	(1)	—	(3)	—
Interest expense, net	(34)	(44)	(61)	(75)
Benefit (provision) for income taxes	—	20	(1)	14

INCOME (LOSS) FROM CONTINUING OPERATIONS	$(13)	$32	$(3)	$58
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(81)	13	(84)	21

NET INCOME (LOSS)	$(94)	$45	$(87)	$79

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.19)	$0.46	$(0.04)	$0.83
Discontinued operations	(1.15)	0.19	(1.20)	0.30

Diluted earnings (loss) per share	$(1.34)	$0.65	$(1.24)	$1.13

DILUTED AVERAGE COMMON SHARES OUTSTANDING	70.2	69.9	69.8	69.8

(1) As a result of the pending sale of ET, certain corporate costs previously allocated to ET’s segment results are reported in continuing operations. These costs have not been allocated to the company’s two business segments and are included in “ET Corporate Allocations” in the above segment information.

ARVINMERITOR, INC.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Sales

          The following table reflects geographical business segment sales for the three months ended March 31, 2007 and 2006. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	March 31,
			Dollar Change	% Change		Volume / Other
	2007	2006			Currency

LVS:
North America	$213	$268	$(55)	(21)%	$—	$(55)
Europe	242	224	18	8%	18	—
Asia and other	97	83	14	17%	2	12

	552	575	(23)	(4)%	20	(43)

CVS:
North America	$612	$658	$(46)	(7)%	$—	$(46)
Europe	316	279	37	13%	23	14
Asia and other	147	117	30	26%	13	17

	1,075	1,054	21	2%	36	(15)

SALES	$1,627	$1,629	$(2)	—%	$56	$(58)

          Light Vehicle Systems (LVS) sales were $552 million for the three months ended March 31, 2007, down $23 million, or 4 percent, from a year ago. The effect of foreign currency translation increased sales by $20 million. Sales in North America decreased primarily due to lower sales in our suspension systems and modules business, including lower pass through sales. Pass-through sales were approximately $44 million in the second quarter of fiscal year 2007 compared to approximately $67 million in the second quarter of fiscal year 2006. Pass-through sales are products sold to our customers where we acquire certain components and assemble them into the final product. These pass-through sales carry minimal margins, as we have little engineering or manufacturing responsibility. Higher volumes in certain of our LVS European facilities were offset by production disruptions at our door module facility in Brussels, Belgium. These production disruptions unfavorably impacted sales by $21 million when compared to the prior year and were caused by work stoppages at a customer’s facility in Europe.

          Commercial Vehicle Systems (CVS) sales were $1,075 million, up $21 million, or 2 percent, from the second quarter of fiscal year 2006. The effect of foreign currency translation increased sales by $36 million. The early stages of the downturn in the North American commercial vehicle truck markets offset strong volumes in the Western European truck markets. Compared to the second quarter of fiscal year 2006, production volumes in North America for Class 8 trucks decreased approximately 21 percent, and Western European heavy and medium-duty truck volumes increased 14 percent. This trend is expected to continue for the remainder of fiscal year 2007.

Segment EBITDA and EBITDA Margins

          The following table reflects Segment EBITDA and margins for the three months ended March 31, 2007 and 2006 (in millions).

	Segment EBITDA				Segment EBITDA Margin

	March 31,				March 31,
			Dollar Change	% Change
	2007	2006			2007	2006	Change

LVS:	$8	$10	$(2)	(20)%	1.4%	1.7%	(0.3	) pts
CVS:	60	87	(27)	(31)%	5.6%	8.3%	(2.7	) pts

Segment EBITDA	$68	$97	$(29)	(30)%	4.2%	6.0%	(1.8	) pts

ARVINMERITOR, INC.

          LVS EBITDA was $8 million in the first three months of fiscal year 2007, compared to $10 million in the same period last year. Included in EBITDA for the second quarter of fiscal year 2007, are $29 million of restructuring costs. The restructuring costs primarily relate to employee severance costs and asset impairment charges for the planned closure of two facilities in Europe. Also included in EBITDA for the three months ended March 31, 2007 is a $12 million benefit related to the reversal of certain impairment reserves in the light vehicle aftermarket ride control business now presented within continuing operations. Production disruptions caused by work stoppages at one of our customer’s facilities in Europe reduced EBITDA in the second quarter of fiscal year 2007 by $3 million compared to fiscal year 2006. Net of these items, margins improved compared to the second quarter of fiscal year 2006 due to material savings and cost savings resulting from prior restructuring actions.

          CVS EBITDA was $60 million, down $27 million compared to the same period last year. EBITDA margin decreased to 5.6 percent from 8.3 percent a year ago. Ongoing operational issues in our European CVS business, compounded by record truck sales in that region, along with higher pension and retiree medical costs of $5 million unfavorably impacted EBITDA. The higher pension and retiree medical costs are associated with a permanent injunction reinstating retiree medical benefits to certain UAW retirees granted by the court in fiscal year 2006. The unfavorable impact of this injunction was not recorded until March 2006. Also included in EBITDA for the three months ended March 31, 2007 were $8 million of restructuring costs associated with the reduction of 74 salaried employees and a $9 million benefit associated with the favorable settlement of claims related to prior work disruptions.

Other Income Statement Items

          Operating income for the three months ended March 31, 2007 was $17 million, a decrease of $36 million compared to the three months ended March 31, 2006. Operating margin was 1.0 percent, down from 3.3 percent in the same period last year. Operating income in the second quarter of fiscal year 2007 was unfavorably impacted by a $30 million increase in restructuring costs, partially offset by a net $10 million benefit of reducing certain impairment reserves related to light vehicle aftermarket ride control. This benefit is net of a $2 million cumulative depreciation expense adjustment to record depreciation expense that was previously deferred while this business was held for sale

          Selling, general and administrative expenses as a percentage of sales increased to 6.1 percent in the second quarter of fiscal year 2007 from 5.5 percent a year ago. The increase is primarily due to costs associated with the launch of our Performance Plus program. Performance Plus costs will continue into fiscal year 2008 but are expected to be more than offset by savings generated by the program.

          Interest expense, net was $34 million, compared to $44 million in the same period last year. The decrease in interest expense is primarily due to lower debt levels and reduced interest rates compared with the prior year due to our refinancing activities. Included in interest expense, net are losses on debt extinguishments of $6 million and $9 million for the three months ended March 31, 2007 and 2006, respectively. These losses include legal and other professional fees, unamortized debt issuance costs and premiums paid to repurchase and pay down debt.

          Income tax expense was not significant for the three months ended March 31, 2007, compared to a benefit for income taxes of $20 million in the same period last year. Income tax expense for the second quarter of fiscal year 2007 was favorably impacted by increased earnings from foreign subsidiaries whose tax rates are less than the statutory rate, tax efficient financing, and certain items discrete to the quarter, including the favorable impact of enacted tax rate changes in foreign jurisdictions. In the second quarter of fiscal year 2006, we recorded a $23 million tax benefit related to the expiration of certain statutes of limitations and the completion of various worldwide tax audits of certain of the company’s income tax returns.

          Loss from continuing operations for the second quarter of fiscal year 2007 was $13 million, or $0.19 per diluted share, compared to income of $32 million, or $0.46 per diluted share, in the prior year.

          Loss from discontinued operations was $81 million for the three months ended March 31, 2007 compared to income of $13 million a year ago. Included in loss from discontinued operations in the second quarter of fiscal year 2007 is a $90 million after-tax non-cash impairment charge to record our ET business at fair value. Also included in loss from discontinued operations is a reversal of $9 million ($6 million after-tax) of restructuring costs in ET related to employee severance benefits. Due to the pending sale of ET, it was determined that payment of these severance benefits was no longer probable.

          In the second quarter of fiscal year 2006 we completed the sale of our Light Vehicle Aftermarket (LVA) North American filters and exhaust businesses. Cash proceeds from these divestitures were $194 million, resulting in a net after-tax gain of $22 million, or $0.31 per diluted share. We also evaluated for accounting purposes the fair value of the remaining LVA businesses. This resulted in an after-tax non-cash impairment charge of $12 million, or $0.17 per diluted share. Income from discontinued operations in the three months ended March 31, 2006 also includes after-tax restructuring costs of $8 million primarily related to our fiscal 2005 restructuring programs.

ARVINMERITOR, INC.

          Net loss for the second quarter of fiscal year 2007 was $94 million, or $1.34 per diluted share, compared to net income of $45 million, or $0.65 per diluted share, in the prior year.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Sales

          The following table reflects geographical business segment sales for the six months ended March 31, 2007 and 2006. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volume and other factors had on sales (in millions).

					Dollar Change Due To
	March 31,
			Dollar Change	% Change		Volume / Other
	2007	2006			Currency

LVS:
North America	$429	$527	$(98)	(19)%	$2	$(100)
Europe	462	439	23	5%	38	(15)
Asia and other	183	156	27	17%	4	23

	1,074	1,122	(48)	(4)%	44	(92)

CVS:
North America	$1,250	$1,206	$44	4%	$1	$43
Europe	595	537	58	11%	45	13
Asia and other	276	228	48	21%	16	32

	2,121	1,971	150	8%	62	88

SALES	$3,195	$3,093	$102	3%	$106	$(4)

          Light Vehicle Systems (LVS) sales were $1,074 million for the six months ended March 31, 2007, a decrease of $48 million, or 4 percent, from a year ago. The effect of foreign currency translation increased sales by $44 million. Sales in North America decreased primarily due to lower sales in our suspension systems business and lower pass through sales in our suspensions modules business. Pass-through sales were approximately $96 million in the first six months of fiscal year 2007 compared to approximately $134 million in the first six months of fiscal year 2006. Higher volumes in certain of our LVS European facilities were more than offset by production disruptions at our door module facility in Brussels, Belgium. These production disruptions unfavorably impacted sales by $32 million when compared to the prior year and were caused by work stoppages at one of our customer’s facility in Europe.

          Commercial Vehicle Systems (CVS) sales were $2,121 million for the six months ended March 31, 2007, up $150 million, or 8 percent, from a year ago. Foreign currency translation favorably impacted sales by $62 million. The increase in sales, net of foreign currency translation, was primarily attributable to strong Western European commercial vehicle truck volumes, partially offset by the early stages of the downturn in the North American commercial vehicle truck markets.

Segment EBITDA and EBITDA Margins

          The following table reflects Segment EBITDA and margins for the six months ended March 31, 2007 and 2006 (in millions).

	Segment EBITDA				Segment EBITDA Margin

	March 31,				March 31,
			Dollar Change	% Change
	2007	2006			2007	2006	Change

LVS:	$22	$18	$4	22%	2.0%	1.6%	0.4	pts
CVS:	123	178	(55)	(31)%	5.8%	9.0%	(3.2	) pts

Segment EBITDA	$145	$196	$(51)	(26)%	4.5%	6.3%	(1.8	) pts

          LVS EBITDA was $22 million in the first six months of fiscal year 2007, compared to EBITDA of $18 million in the same period last year. Included in EBITDA for the second quarter of fiscal year 2007, are $29 million of restructuring costs. The restructuring costs primarily relate to employee severance costs and asset impairment charges for the planned closure of two facilities

ARVINMERITOR, INC.

in Europe. Also included in EBITDA for the six months ended March 31, 2007 is a $12 million benefit related to the reversal of certain impairment reserves in the light vehicle aftermarket ride control business now presented within continuing operations. Production disruptions caused by work stoppages at one of our customer’s facilities in Europe reduced EBITDA in the first six months of fiscal year 2007 by $4 million compared to fiscal year 2006. Net of these items, margins improved compared to the first six months of fiscal year 2006 due to material savings and cost savings resulting from prior restructuring actions.

          CVS EBITDA was $123 million, down $55 million compared to the same period last year. EBITDA margin decreased to 5.8 percent from 9.0 percent a year ago. Production interruptions and higher costs at a European axle facility related to the simultaneous launch of a new axle product line and the implementation of a new ERP system unfavorably impacted EBITDA by $13 million in the first six months of fiscal year 2007. These costs, ongoing operational issues in our European CVS business, compounded by record truck sales in that region, along with higher pension and retiree medical costs of $10 million offset the benefits of higher CVS sales volumes. The higher pension and retiree medical costs are associated with a permanent injunction reinstating retiree medical benefits to certain UAW retirees granted by the court in fiscal year 2006. The unfavorable impact of this injunction was not recorded until March 2006. Also included in EBITDA for the six months ended March 31, 2007 were $8 million restructuring costs associated with the reduction of 74 salaried employees and a $9 million benefit associated with the favorable settlement of claims related to prior work disruptions. Included in EBITDA for the six months ended March 31, 2006 was a $23 million gain on the sale of certain assets of CVS’ off-highway brakes business.

Other Income Statement Items

          Operating income for the six months ended March 31, 2007 was $50 million, a decrease of $63 million compared to the six months ended March 31, 2006. Operating margin was 1.6 percent, down from 3.7 percent. Operating income in the first six months of fiscal year 2007 was unfavorably impacted by a $28 million increase in restructuring costs, partially offset by a net $10 million benefit of reducing certain impairment reserves related to light vehicle aftermarket ride control. This benefit is net of a $2 million cumulative depreciation expense adjustment to record depreciation expense that was previously deferred while this business was held for sale. Also favorably impacting operating income in the first six months of fiscal year 2007 were lower incentive compensation expenses due to company performance versus plan. Included in operating income in the prior year was the $23 million gain on the sale of certain assets of CVS’ off-highway brakes business.

          Selling, general and administrative expenses as a percentage of sales was 5.4 percent in the first six months of fiscal year 2007, flat compared to a year ago. The costs of launching our Performance Plus program in the first six months of fiscal year 2007 were more than offset by lower incentive compensation expenses due to company performance versus plan.

          Equity in earnings of affiliates was $14 million for the six months ended March 31, 2007, compared to $13 million in the six months ended March 31, 2006. The increase was primarily related to higher earnings of our commercial vehicle affiliates.

          Interest expense, net was $61 million, compared to $75 million in the same period last year. The decrease in interest expense is primarily due to lower debt levels and reduced interest rates compared with the prior year due to our refinancing activities. Included in interest expense, net and other are losses on debt extinguishments of $6 million and $9 million for the six months ended March 31, 2007 and 2006, respectively. These losses include legal and other professional fees, unamortized debt issuance costs and premiums paid to repurchase and pay down debt.

          The provision for income taxes was $1 million for the six months ended March 31, 2007, compared to a benefit of $14 million in the same period last year. The primary reason for the increase in tax expense is the favorable settlement of worldwide tax audits in the prior year, offset by increased earnings from foreign subsidiaries whose tax rates are less than the statutory rate as well as certain items discrete to the six months ended March 31, 2007.

          Loss from continuing operations for the first six months of fiscal year 2007 was $3 million, or $0.04 per diluted share, compared to income of $58 million, or $0.83 per diluted share, in the prior year.

          Loss from discontinued operations was $84 million for the six months ended March 31, 2007 compared to income from discontinued operations of $21 million a year ago. Included in loss from discontinued operations in the first six months of fiscal year 2007 is a $90 million after-tax non-cash impairment charge to record our ET business at fair value. Also included in loss from discontinued operations is a reversal of $9 million of restructuring costs in ET related to employee severance benefits. Due to the pending sale of ET, it was determined that payment of these severance benefits was no longer probable.

          In the first six months of fiscal year 2006 we completed the sale of our LVA North American filters and exhaust businesses. Cash proceeds from these divestitures were $194 million, resulting in a net after-tax gain of $22 million, or $0.31 per diluted share. We also evaluated for accounting purposes the fair value of the remaining LVA businesses. This resulted in an after-tax non-cash impairment charge of $12 million, or $0.17 per diluted share. Also included in income from discontinued operations in the first six months of fiscal year 2006 was an after-tax gain of approximately $2 million on the sale of our 39-percent equity ownership interest in our light vehicle aftermarket joint venture, Purolator India and an after-tax loss of $2 million on the sale of the LVS ride control

ARVINMERITOR, INC.

business located in Asti, Italy. Income from discontinued operations in the six months ended March 31, 2006, includes after-tax restructuring costs of $1 million. These restructuring costs are net of reversals of approximately $11 million of after-tax employee severance costs that were recorded in the prior year as part of our fiscal year 2005 restructuring actions. We sold operations at two separate facilities and no longer had to pay severance costs to the related employees.

          Net loss for the first six months of fiscal year 2007 was $87 million, or $1.24 per diluted share, compared to net income of $79 million, or $1.13 per diluted share, in the prior year.

FINANCIAL CONDITION

Cash Flows

	Six Months Ended March 31,

	2007	2006

OPERATING CASH FLOWS
Income (loss) from continuing operations	$(3)	$58
Depreciation and amortization	64	61
Gains on divestitures	(2)	(23)
Adjustment to impairment reserves	(10)	—
Loss on debt extinguishment	6	9
Restructuring costs, net of payments	20	(9)
Pension and retiree medical expense	67	66
Pension and retiree medical contributions	(136)	(49)
Changes in assets and liabilities	(81)	(54)
Changes in sale of receivables	20	42
Other	1	2

Cash provided by (used for) continuing operations	(54)	103
Cash provided by (used for) discontinued operations	(9)	23

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(63)	$126

          Cash used by operating activities was $63 million in the first six months of fiscal year 2007, compared to cash provided by operating activities of $126 million for the same period in the prior year. The decrease in cash flow includes an $87 million increase in pension contributions and retiree medical payments, cash used for settlement of claims related to prior work disruptions and a $32 million increase in cash used for discontinued operations.

	Six Months Ended March 31,

	2007	2006

INVESTING CASH FLOWS
Capital expenditures	$(48)	$(53)
Acquisitions of businesses and investments, net of cash acquired	(2)	(1)
Proceeds from disposition of property and businesses	11	44
Proceeds from marketable securities	5	—
Net investing cash flows provided by (used for) discontinued operations	(23)	177

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$(57)	$167

          Cash used by investing activities was $57 million in the first six months of fiscal year 2007, compared to cash provided by investing activities of $167 million in the first six months of fiscal year 2006. Capital expenditures decreased to $48 million from $53 million in the same period last year. As a percentage of sales, capital expenditures decreased to 1.5 percent, from 1.7 percent in the prior period. During the six months ended March 31, 2006, we received proceeds of $39 million from the disposition of certain assets of our off-highway brakes business.

ARVINMERITOR, INC.

          Discontinued operations used cash flows for investing activities of $23 million for the six months ended March 31, 2007 compared to cash provided by investing activities of $177 million in the first six months of fiscal year 2006. In the prior year, we received cash from the sales of our LVA North American filters and exhaust businesses and our 39-percent equity ownership interest in Purolator India, a light vehicle aftermarket joint venture. Discontinued operations used cash of $24 million for capital expenditures in the first six months of fiscal year 2007 compared to $26 million in fiscal year 2006.

	Six Months Ended March 31,

	2007	2006

FINANCING CASH FLOWS
Borrowings on senior secured revolving credit facility	$74	$—
Borrowings (payments) on accounts receivable securitization program	(40)	94
Issuance of convertible notes	200	300
Repayment of notes and term loan	(227)	(603)
Payments on lines of credit and other, net	(1)	(3)

Net change in debt	6	(212)
Debt issuance and extinguishment costs	(10)	(18)
Proceeds from exercise of stock options	6	—
Cash dividends	(14)	(14)
Other financing activities	(1)	—
Net financing cash flows used by discontinued operations	(1)	(2)

CASH USED FOR FINANCING ACTIVITIES	$(14)	$(246)

          Cash used for financing activities was $14 million in the first six months of fiscal year 2007, compared to $246 million in the first six months of fiscal year 2006. In February 2007, we issued $200 million of 4.00 percent convertible senior unsecured notes due 2027. Net proceeds from the issuance of these notes were used to retire outstanding debt, including our $170 million outstanding Term Loan B under our senior secured credit facility; our $39 million of 9.5 percent subordinated debentures due 2027 and $18 million of our outstanding
8-3/4 percent notes. We incurred $10 million of costs, including premiums paid, related to these transactions.

          In March 2006, we issued $300 million of 4.625 percent convertible senior unsecured notes due 2026. Net proceeds from the offering, along with proceeds from the sales of our LVA North American filters and exhaust businesses and borrowings under our accounts receivable securitization programs, were used to purchase and extinguish $600 million of certain outstanding near-term debt maturities. We incurred $18 million of costs related to these transactions. Additionally, in the first quarter of fiscal year 2006, we purchased, at a discount, $3 million of our 6.8 percent notes on the open market.

Capitalization

	March 31, 2007	September 30, 2006

Short-term debt	$17	$56
Long-term debt	1,220	1,174

Total debt	1,237	1,230
Minority interests	67	64
Shareowners’ equity	918	944

Total capitalization	$2,222	$2,238

Ratio of debt to capitalization	56%	55%

          We remain committed to strong cash flow generation, the reduction of debt and regaining investment grade financial metrics. For the first six months of fiscal 2007, our primary source of liquidity was borrowings on our revolving credit facility. Our total debt to capitalization ratio was 56 percent at March 31, 2007 and 55 percent at September 30, 2006.

ARVINMERITOR, INC.

Liquidity

          Revolving and Other Debt – In June 2006, we replaced our $900 million revolving credit facility that was to expire in 2008 with two new senior secured credit facilities totaling $1.15 billion (the new credit facilities). The new credit facilities included a $980 million revolving credit facility and a $170 million term loan (Term Loan B) maturing in 2011 and 2012, respectively. In February 2007, the company amended the revolving credit facility, reducing the borrowing capacity to $900 million, and used the net proceeds from the issuance of the 2007 convertible notes to pay in full the $170 million aggregate principal amount outstanding on the Term Loan B. At March 31, 2007, $74 million was outstanding on the revolving credit facility.

          Borrowings under the amended revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the new credit facility. At March 31, 2007, the margin over the LIBOR rate was 150 basis points, and the commitment fee was 30 basis points. Similar to the prior revolving credit facility, the new revolving credit facility includes a $150 million limit on the issuance of letters of credit. At March 31, 2007 and September 30, 2006, approximately $37 million and $25 million of letters of credit, respectively, were issued. Borrowings under the revolving credit facility are collateralized by approximately $1.3 billion of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property, and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

          Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the amended revolving credit facility. The new credit facility requires us to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio of no greater than 5.00x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) of no less than 1.25x. At March 31, 2007, we were in compliance with all covenants.

          In March 2007, the company extinguished the $39 million of outstanding preferred capital securities at a premium and recognized $2 million as a loss on debt extinguishment, which is included in interest expense, net and other in the consolidated statement of operations.

          We also have an arrangement with a non-consolidated joint venture that allows us to borrow funds from time to time, at LIBOR plus 50 basis points. No amounts were outstanding under this arrangement at March 31, 2007 and September 30, 2006.

          Debt Securities - In March 2007, the company purchased, at a premium, $18 million of outstanding 8-3/4 percent notes on the open market. In fiscal year 2006, we completed several transactions which strengthened our ongoing liquidity by extending or eliminating certain debt maturities. Specifically, we purchased, at a discount, $69 million of our $380 million outstanding 8-3/4 percent notes and $3 million of our outstanding 6.8 percent notes on the open market and we completed an offer to repurchase $600 million aggregate principal amount of our previously outstanding notes in the following amounts: $195 million of our outstanding $200 million 6.625 percent notes due in 2007; $95 million of our outstanding $100 million 6.75 percent notes due in 2008; $225 million of our outstanding $302 million 6.8 percent notes due in 2009; and $85 million of our outstanding $91 million 7.125 percent notes also due in 2009. Also in fiscal year 2006, we purchased $12 million of U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest through the stated maturity on the $5 million outstanding 6-3/4% notes due 2008 and the $6 million outstanding 7.125% notes due 2009, in order to defease certain covenants under the associated indenture.

          We have $150 million of debt securities remaining unissued under our shelf registration filed with the SEC in April 2001.

          Convertible Notes – In February 2007, the company issued $200 million of 4.00 percent convertible senior unsecured notes due 2027 (the “2007 convertible notes”). The 2007 convertible notes were sold by the company to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. Net proceeds received by the company, after issuance costs, were $194 million. The related debt issuance costs are being amortized over a twelve-year term, which represents the earliest date that the company can redeem the 2007 convertible notes. The company used the net proceeds from this offering to pay in full the $170 million aggregate principal amount outstanding on the Term Loan B (see Revolving and Other debt above).

          Cash interest at a rate of 4.00 percent per annum from the date of issuance through February 15, 2019 is payable semi-annually in arrears on February 15 and August 15 of each year. After February 15, 2019, the principal amount of the 2007 convertible notes will be subject to accretion at a rate that provides holders with an aggregate annual yield to maturity of 4.00 percent.

          The notes are convertible into shares of the company’s common stock at an initial conversion rate, subject to adjustment, equivalent to 37.4111 shares of common stock per $1,000 initial principal amount of notes, which represents an initial conversion price of approximately $26.73 per share. If converted, the accreted principal amount will be settled in cash and the remainder of the

ARVINMERITOR, INC.

company’s conversion obligation, if any, in excess of such accreted principal amount will be settled in cash, shares of common stock, or a combination thereof, at the company’s election.

          Holders may convert their notes at any time on or after February 15, 2025. Prior to February 15, 2025, holders may convert their notes only under the following circumstances:

•

during any calendar quarter, after the calendar quarter ending March 31, 2007, if the closing price of the company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120 percent of the applicable conversion price;

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

          On or after February 15, 2019, the company may redeem the 2007 convertible notes, in whole or in part, for cash at a redemption price equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest. On each of February 15, 2019 and 2022, or upon certain fundamental changes, holders may require the company to purchase all or a portion of their 2007 convertible notes at a purchase price in cash equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest.

          Accounts Receivable Securitization and Factoring – In March 2006, we entered into a European arrangement to sell trade receivables through one of our European subsidiaries. Under the arrangement, we sell up to, at any point in time, €100 million ($132 million) of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We continue to perform collection and administrative functions related to these receivables. We had utilized €58 million ($77 million) and €48 million ($61 million) of this accounts receivable securitization facility as of March 31, 2007 and September 30, 2006, respectively.

          We also participate in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $250 million program, which was established in September 2005 and amended in fiscal year 2006, we sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. As of March 31, 2007 no amounts were outstanding under this accounts receivable securitization facility. At September 30, 2006, the company had utilized $40 million of this accounts receivable securitization facility. Borrowings under this arrangement are collateralized by approximately $272 million of receivables held at ARC at March 31, 2007. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. During the second quarter of fiscal year 2007, the accounts receivable delinquency ratio as defined by the securitization agreement exceeded the maximum ratio allowable under the agreement. The company received a waiver for covenant violation covering February, March and April 2007, if needed. At March 31, 2007, we were in compliance with the original covenants.

          In addition, several of our European subsidiaries factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored receivables excluded from accounts receivable was $96 million and $84 million at March 31, 2007 and September 30, 2006, respectively.

          Credit Ratings - Our corporate credit rating at Moody’s Investors Service was lowered on January 19, 2007, to Ba3 from Ba2. On January 23, 2007, Standard & Poor’s lowered our corporate credit rating to BB- from BB. Based on current credit ratings, the applicable margin over LIBOR rate on our $900 million revolving credit facility was 150 basis points, and the commitment fee was 30 basis points.

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

ARVINMERITOR, INC.

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

          We also use interest rate swaps to manage the ratio of variable rate debt to fixed rate debt. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes.

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

          The results of the sensitivity analysis are as follows (in millions):

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase / (Decrease) on

Market Risk
Foreign Currency Sensitivity:
Forward contracts(1)	$21.6	(21.6)	Fair Value
Foreign currency denominated debt	$2.1	(2.1)	Fair Value

Interest Rate Sensitivity:
Debt - fixed rate	$(45.6)	48.0	Fair Value
Debt - variable rate	$(3.7)	3.7	Cash Flow

Interest rate swaps (pay variable, receive fixed)	$(6.5)	6.5	Fair Value

(1) Includes only the risk related to the derivative instruments that serve as hedges and does not include the risk related to the underlying hedged item or on other operating transactions. The analyses assume overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

Item 4. Controls and Procedures

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of Charles G. McClure, Jr., Chairman of the Board, Chief Executive Officer and President; and James D. Donlon, III, Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

ARVINMERITOR, INC.

          There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

          The annual meeting of shareowners of the company was held January 26, 2007. The following matters were voted on and received the specified number of votes in favor, votes withheld or against, abstentions and broker non-votes:

(i)

Election of directors: The following individuals were elected to the Board of Directors, with terms expiring at the annual meeting of shareowners in 2010. The number of shares noted below voted in favor of their election or were withheld. Abstentions and broker non-votes were not applicable.

	Name of Nominee	Votes in Favor	Votes Withheld
	Rhonda L. Brooks	64,694,944	1,374,001
	Ivor J. Evans	64,172,144	1,896,802
	Charles G. McClure, Jr.	63,190,676	2,878,269
	William R. Newlin	64,477,318	1,591,628

(ii)

Appointment of auditors: The shareowners approved the selection of Deloitte & Touche LLP as the company’s auditors. A total of 65,178,972 votes were cast in favor, 652,915 votes were cast against, and there were 237,056 abstentions. Broker non-votes were not applicable.

(iii)

Approval of Adoption of the 2007 Long-Term Incentive Plan: The shareowners approved the adoption of the 2007 Long-Term Incentive Plan. A total of 46,119,368 votes were cast in favor, 8,345,784 votes were cast against, and there were 386,812 abstentions and 11,216,982 broker non-votes.

Item 5. Other Information

          Cautionary Statement

          This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market cycles and conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); availability and cost of raw materials, including steel; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of the company’s suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations and the ability to achieve the expected benefits of restructuring actions; success and timing of potential divestitures, including our agreement to sell our Emissions Technologies business; potential impairment of long-lived assets, including goodwill; competitive product and pricing pressures; the amount of the company’s debt; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; rising costs of pension and other post-retirement benefits and possible changes in pension and other accounting rules; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Quantitative and Qualitative Disclosures about

ARVINMERITOR, INC.

Market Risk” herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Item 6. Exhibits.

4-a	Indenture, dated as of February 8, 2007, between ArvinMeritor, Inc. and The Bank of New York Trust Company, N.A., as Trustee (including a form of note and a form of subsidiary guaranty).

4-b

Registration Rights Agreement, dated as of February 8, 2007, among ArvinMeritor, Inc. and the subsidiary guarantors and initial purchasers named therein, filed as Exhibit 4.2 to the Current Report on Form 8-K filed on February 12, 2007 (File No. 1-15983), is incorporated by reference.

10-a	2007 Long-Term Incentive Plan, as amended, filed as Exhibit 10 to the Current Report on Form 8-K filed on April 27, 2007 (File No. 1-15983), is incorporated by reference

10-b

Amendment No. 1 to Credit Agreement, dated as of February 23, 2007, among ArvinMeritor, Inc., the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent., filed as Exhibit 10 to the Current Report on Form 8-K filed on February 23, 2007 (File No. 1-15983), is incorporated by reference.

10-c	Purchase Agreement, dated as of February 2, 2007, between ArvinMeritor, Inc. and ET Cayman Holdings Limited

12	Computation of ratio of earnings to fixed charges

23	Consent of Bates White LLC

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act)

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

ARVINMERITOR, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVINMERITOR, INC.

Date: May 4, 2007	By:	/s/	V. G. Baker, II

V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: May 4, 2007	By:	/s/	J.A. Craig

J.A. Craig
Vice President and Controller
(Chief Accounting Officer)