Form 10-Q
period 2007-06-30
ARVINMERITOR INC
filed 2007-07-31
CIK 1113256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2007

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

72,271,927 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on July 1, 2007.

INDEX

PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements:	Page
			No.
		Consolidated Statement of Operations - - Three and Nine Months
		Ended June 30, 2007 and 2006	2

		Consolidated Balance Sheet - -
		June 30, 2007 and September 30, 2006	3

		Condensed Consolidated Statement of Cash Flows - -
		Nine Months Ended June 30, 2007 and 2006	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	35

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	48

	Item 4.	Controls and Procedures	48

PART II.	OTHER INFORMATION:

	Item 5.	Other Information	49

	Item 6.	Exhibits	49

Signatures			50

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
Sales	$1,662	$1,735	$4,857	$4,828
Cost of sales	(1,526)	(1,618)	(4,474)	(4,442)
GROSS MARGIN	136	117	383	386
Selling, general and administrative	(93)	(95)	(265)	(262)
Restructuring costs	(24)	(1)	(61)	(10)
Other income, net	—	3	12	23
OPERATING INCOME	19	24	69	137
Equity in earnings of affiliates	10	10	24	23
Interest expense, net	(27)	(28)	(88)	(103)
INCOME BEFORE INCOME TAXES	2	6	5	57
Benefit (provision) for income taxes	(1)	2	(2)	16
Minority interests	(5)	(4)	(10)	(11)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(4)	4	(7)	62
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(66)	16	(150)	37
NET INCOME (LOSS)	(70)	20	(157)	99

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.06)	$0.06	$(0.10)	$0.90
Discontinued operations	(0.93)	0.23	(2.14)	0.53
Basic earnings (loss) per share	$(0.99)	$0.29	$(2.24)	$1.43

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.06)	$0.06	$(0.10)	$0.89
Discontinued operations	(0.93)	0.23	(2.14)	0.53
Diluted earnings (loss) per share	$(0.99)	$0.29	$(2.24)	$1.42

Basic average common shares outstanding	70.8	69.3	70.1	69.2
Diluted average common shares outstanding	70.8	70.1	70.1	69.9

Cash dividends per common share	$0.10	$0.10	$0.30	$0.30

See notes to consolidated financial statements. Amounts for the three and nine months ended June 30, 2006 have been restated for discontinued operations.

ARVINMERITOR, INC.

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30,	September 30,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$284	$350
Receivables, trade and other, net	1,249	1,098
Receivables, EMCON Technologies Holdings Limited	139	—
Inventories	506	488
Other current assets	246	248
Assets of discontinued operations	130	1,206
TOTAL CURRENT ASSETS	2,554	3,390
NET PROPERTY	708	719
GOODWILL	514	503
OTHER ASSETS	1,006	896
TOTAL ASSETS	$4,782	$5,508

LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$108	$56
Accounts payable	1,191	1,106
Other current liabilities	709	706
Liabilities of discontinued operations	59	712
TOTAL CURRENT LIABILITIES	2,067	2,580
LONG-TERM DEBT	1,118	1,174
RETIREMENT BENEFITS	473	487
OTHER LIABILITIES	224	259
MINORITY INTERESTS	77	64
SHAREOWNERS’ EQUITY:
Common stock (June 30, 2007, 72.3 shares issued and outstanding; September 30, 2006, 71.0 shares issued and 70.6 outstanding)	72	71
Additional paid-in capital	610	587
Retained earnings	198	376
Treasury stock (June 30, 2007 and September 30, 2006, 0.0 and 0.4 shares, respectively)	(3)	(11)
Accumulated other comprehensive loss	(54)	(79)
TOTAL SHAREOWNERS’ EQUITY	823	944
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,782	$5,508

See notes to consolidated financial statements. Amounts for prior periods have been restated for discontinued operations.

ARVINMERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Nine Months Ended June 30,
	2007	2006
	(Unaudited)
OPERATING ACTIVITIES
Income (loss) from continuing operations	$(7)	$62
Adjustments to income (loss) from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	96	91
Adjustment to impairment reserves	(10)	—
Gain on divestitures	(2)	(28)
Restructuring costs, net of payments	38	(17)
Loss on debt extinguishment	6	9
Pension and retiree medical expense	99	102
Other adjustments to income (loss)	6	7
Pension and retiree medical contributions	(182)	(79)
Changes in receivable securitization and factoring	115	105
Changes in assets and liabilities, excluding effects of
acquisitions, divestitures and foreign currency adjustments	(231)	(48)
Cash flows provided by (used for) continuing operations	(72)	204
Cash flows provided by (used for) discontinued operations	(118)	108
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(190)	312
INVESTING ACTIVITIES
Capital expenditures	(72)	(77)
Proceeds from disposition of property and businesses	11	44
Investment in debt defeasance trust	—	(12)
Proceeds from marketable securities	5	—
Other investing activities	(2)	(1)
Net investing cash flows provided by discontinued operations	177	174
CASH PROVIDED BY INVESTING ACTIVITIES	119	128
FINANCING ACTIVITIES
Borrowings (payments) on accounts receivable securitization program	49	(66)
Issuance of convertible notes	200	470
Repayment of notes	(249)	(603)
Payments on lines of credit and other, net	—	(14)
Net change in debt	—	(213)
Debt issuance and extinguishment costs	(10)	(28)
Proceeds from exercise of stock options	21	1
Cash dividends	(21)	(21)
Other financing activities	(1)	—
Net financing cash flows used for discontinued operations	—	(3)
CASH USED FOR FINANCING ACTIVITIES	(11)	(264)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	16	2
CHANGE IN CASH AND CASH EQUIVALENTS	(66)	178
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	350	187
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$284	$365

See notes to consolidated financial statements. Amounts for the nine months ended June 30, 2006 have been restated for discontinued operations.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

ArvinMeritor, Inc. (the company or ArvinMeritor) is a global supplier of a broad range of integrated systems, modules and components serving light vehicle, commercial truck, trailer and specialty original equipment (OE) manufacturers and certain aftermarkets. The consolidated financial statements are those of the company and its consolidated subsidiaries.

On February 2, 2007, the company signed a definitive agreement to sell its Emissions Technologies (ET) business and subsequently completed the sale on May 17, 2007. Results of operations related to this business are included in discontinued operations in the consolidated statement of operations through the date of sale. The assets and liabilities of ET, excluding retained assets and liabilities, are included in assets and liabilities of discontinued operations through the date of sale. In addition, the company has made decisions to retain certain businesses previously held for sale. Results of operations, assets and liabilities and cash flows of prior periods have been restated to reflect these businesses as continuing operations as of June 30, 2007. Additional information regarding discontinued operations is discussed in Note 4.

In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and Current Report on Form 8-K dated June 8, 2007 updating the historical financial statements included in the Annual Report on Form 10-K for the presentation of the ET business as discontinued operations. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results for the full year.

The company’s fiscal year ends on the Sunday nearest September 30. The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30. The third quarter of fiscal years 2007 and 2006 ended on July 1, 2007, and July 2, 2006, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and June 30 are used consistently throughout this report to represent the fiscal year end and third quarter end, respectively.

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

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Basic average common shares outstanding	70.8	69.3	70.1	69.2
Impact of restricted stock	—	0.6	—	0.5
Impact of stock options	—	0.2	—	0.2
Diluted average common shares outstanding	70.8	70.1	70.1	69.9

The potential effects of restricted stock and stock options were excluded from the diluted earnings per share calculation for the three and nine months ended June 30, 2007 because their inclusion in a net loss period would reduce the net loss per share. Therefore, at June 30, 2007, options to purchase 2.9 million shares of common stock were excluded from the computation of diluted earnings per share. At June 30, 2006, options to purchase 3.5 million shares of common stock were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

be anti-dilutive. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the company’s average stock price during the quarter is less than the conversion price.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 will be applied prospectively.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans, such as a retiree health care plan, on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. SFAS 158 also requires measurement of the funded status of the plans as of the balance sheet date. SFAS 158 is effective for recognition of the funded status of the plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The impact of this statement will be dependent upon the company’s June 30, 2007 actuarial valuation of these liabilities and related changes in assumptions compared to the current year’s valuation. However, if this standard had been effective for the quarter ended June 30, 2007, the impact would have been a reduction to shareowners’ equity, net of tax, of approximately $235 million.

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

Emissions Technologies

The company’s ET business supplied exhaust systems and exhaust system components, including mufflers, exhaust pipes, catalytic converters, diesel particulate filters and exhaust manifolds, primarily to original equipment manufacturers. On February 2, 2007, the company signed a definitive agreement to sell its ET business to EMCON Technologies Holdings Limited (EMCON), a private equity affiliate of J.P. Morgan Securities Inc. On May 17, 2007, the sale was completed. Total consideration was $310 million, including cash and a $20 million note less the assumption of certain liabilities, and is subject to adjustments for working capital and other items. The company recorded an initial impairment of $115 million during the second quarter of fiscal year 2007 based on preliminary asset values versus expected sale price. An additional loss of $55 million was recorded in the third quarter upon closing the transaction and is subject to the settlement of working capital adjustments. Charges associated with the sale of ET are included in the results of discontinued operations in the consolidated statement of operations. ET is reported in discontinued operations in the consolidated statement of operations, statement of cash flows and related notes through the date of sale and all prior periods have been restated to reflect this presentation. The assets and liabilities of ET, as defined by the definitive agreement, are included in assets and liabilities of discontinued operations through the date of sale.

As of the May 17, 2007 closing date, assets and liabilities of certain businesses were not legally transferred to EMCON due to delays in certain procedures required to be completed by the buyer. Pursuant to the sale agreement, legal ownership will be transferred upon receipt by the buyer of required licenses and establishment of appropriate entities to receive the transferred assets.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sale values were fixed and EMCON assumed operational control of the businesses as of the May 17, 2007 closing date. The steps required to complete the legal transfer were considered perfunctory by the company and the company recorded these assets and liabilities as sold and excluded them from the consolidated balance sheet effective on May 17, 2007. Consideration for these assets and assumed liabilities was deposited in an escrow account by EMCON and is reflected as a receivable due from EMCON in the consolidated balance sheet at June 30, 2007. The company expects to complete the legal transfer of these assets and liabilities during the fourth quarter of fiscal year 2007.

Receivables due from EMCON also include a preliminary estimate of adjustments to the purchase price based upon closing working capital. Settlement of working capital adjustments is expected to occur within 120 days from the date of sale pursuant to the terms of the sale agreement. Pre-sale funding obligations that were completed subsequent to June 30, 2007 resulted in an additional receivable from EMCON and an offsetting payable that is included in other current liabilities on the consolidated balance sheet at June 30, 2007. In addition, as part of the sale of ET, the company retained certain assets and liabilities which will be settled directly with EMCON. These amounts are recorded in receivables and other current liabilities in the consolidated balance sheet at June 30, 2007.

As a result of declines in the fair value of ET, the company recorded a $310 million non-cash goodwill impairment charge in the fourth quarter of fiscal year 2006 as its best estimate of an impairment loss. The company completed its step two goodwill impairment analysis in the first quarter of fiscal year 2007, which supported the original goodwill impairment charge recorded in the prior year.

Light Vehicle Aftermarket

In October 2004, the company announced plans to divest its Light Vehicle Aftermarket (LVA) businesses. This plan was part of the company’s long-term strategy to focus on core competencies and support its global light vehicle systems OEM customers and its commercial vehicle systems OEM and aftermarket customers. LVA supplied exhaust, ride control, motion control and filter products, as well as other automotive parts to the passenger car, light truck and sport utility vehicle aftermarket. Except as noted below, LVA is reported as discontinued operations in the consolidated statement of operations. Accordingly, net property and amortizable intangible assets are no longer depreciated or amortized.

In the second quarter of fiscal year 2007, the company made a strategic decision to retain its Gabriel LVA ride control business. Restructuring actions contemplated through the company’s Performance Plus initiative (see Note 5) are expected to make this business viable as part of the company’s core light vehicle strategy. Accordingly, the results of operations, assets and liabilities and cash flows of this business are presented in continuing operations in the consolidated financial statements and prior periods have been restated to reflect this presentation. As a result of this decision, the company reduced certain inventory and accounts receivable reserves by $12 million to reflect the net realizability of these assets on a continuing operations basis. In addition, the company recorded a cumulative $2 million adjustment for depreciation expense related to the European LVA ride control business not recorded in fiscal years 2005 and 2006. The net amount of these adjustments is recorded in other income, net in the consolidated statement of operations (see Note 8). The net property and equipment of Gabriel North American LVA ride control was written off in a previous period. Sales of Gabriel LVA ride control were $112 million for the nine months ended June 30, 2007. In the fourth quarter of fiscal year 2006, the company decided to retain its 51 percent interest in its Gabriel de Venezuela LVA joint venture. As a result, the results of operations, assets and liabilities and cash flows of this business are presented in continuing operations in the consolidated financial statements and prior periods have been restated to reflect this presentation.

In March 2006, the company completed the sale of its LVA North American filters and exhaust businesses. Cash proceeds from these sales were $194 million, resulting in a net pre-tax gain on sale of $34 million ($22 million after-tax). The company also recorded in the second quarter of fiscal year 2006 a non-cash impairment charge of $19 million ($12 million after-tax) to record certain LVA businesses at fair value. The net gain on the sales of the North American filters and exhaust businesses and the impairment charge are recorded in income from discontinued operations. In November 2005, the company sold its 39-percent equity ownership interest in its LVA joint venture, Purolator India. Cash proceeds from the sale were $9 million, resulting in a $2 million after-tax gain, which is recorded in income from discontinued operations.

As of June 30, 2007, the company had completed the sale of a majority of the LVA businesses. The assets and liabilities of the LVA European exhaust and filters (LVA Europe) businesses are still held for sale and included in assets and liabilities of discontinued operations in the consolidated balance sheet. The company is actively negotiating to complete the sale of LVA Europe in fiscal year 2007. Based on the contemplated sale value, a non-cash impairment charge of $8 million ($5 million after tax) was recorded in the third quarter of fiscal year 2007. The impairment charge is recorded in loss from discontinued operations in the consolidated statement of operations.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In order to reduce costs and improve profitability, LVA recorded restructuring costs of $5 million in the first nine months of fiscal year 2006. These costs related to employee severance benefits associated with the reduction of approximately 75 employees. At June 30, 2007 and September 30, 2006, $1 million and $4 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits are included in liabilities of discontinued operations.

Light Vehicle OE Ride Control

The company’s light vehicle OE ride control business provided shock absorbers, struts, ministruts, and corner modules to the light vehicle industry and is presented as discontinued operations in the consolidated statement of operations and consolidated statement of cash flows for all periods presented. In December 2005, the company sold its light vehicle ride control business located in Asti, Italy and recorded an after-tax loss on the sale of $2 million. This sale, along with the previous divestiture of the company’s 75-percent shareholdings in AP Amortiguadores, S.A. (APA) in the second quarter of fiscal year 2004, substantially completed the company’s plan to exit its light vehicle OE ride control business. As a result of the sale of the ride control operations located in Asti, Italy, in the nine months ended June 30, 2006 the company reversed $11 million of restructuring costs related to employee termination benefits that would no longer be paid by the company.

Results of the discontinued operations are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales:
Emissions Technologies	$440	$802	$2,143	$2,218
Light Vehicle Aftermarket and other	59	80	159	392
Total Sales	$499	$882	$2,302	$2,610

Income (loss) before income taxes	$(77)	$20	$(182)	$56
Benefit (provision) for income taxes	11	(4)	32	(18)
Minority interests	—	—	—	(1)
Income (loss) from discontinued operations	$(66)	$16	$(150)	$37

Assets and liabilities of discontinued operations are summarized as follows (in millions):

	June 30,	September 30,
	2007	2006

Current assets	$90	$842
Net property	34	311
Other assets	6	53
Assets of discontinued operations	$130	$1,206

Current liabilities	$54	$673
Other liabilities	5	39
Liabilities of discontinued operations	$59	$712

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Restructuring Costs

The following summarizes restructuring costs and related adjustments recorded during the three and nine months ended June 30, 2007 and 2006 (in millions).

	Three Months Ended		Nine Months Ended
	June 30		June 30
	Continuing Operations	Discontinued Operations	Continuing Operations	Discontinued Operations
Restructuring Costs – Fiscal Year 2007
Performance Plus charges	$24	$—	$61	$—
Fiscal 2005 Program charges	—	1	—	3
Adjustments and Reversals	—	—	—	(9)
Total Restructuring Costs	$24	$1	$61	$(6)

Restructuring Costs – Fiscal Year 2006
Fiscal 2005 Program charges	$1	$1	$10	$15
LVA charges	—	1	—	5
Adjustments and Reversals	—	—	—	(17)
Total Restructuring Costs	$1	$2	$10	$3

Performance Plus: During fiscal year 2007 the company launched a profit improvement and cost reduction initiative called “Performance Plus.” As part of this program the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. Costs of these actions will be incurred over the next several years. The company recorded restructuring costs of $61 million during the first nine months of fiscal year 2007 related to these actions. These costs include $53 million of estimated employee severance benefits and $8 million of asset impairment charges associated with certain closures, primarily in LVS and salaried headcount reductions in CVS. The employee severance costs relate to the reduction of approximately 211 salaried and 688 hourly employees.

Fiscal year 2005 program:  In the second quarter of fiscal year 2005, the company announced the elimination of approximately 400 to 500 salaried positions and approved plans to consolidate, downsize, close or sell certain underperforming businesses or facilities. During fiscal year 2006, the company identified approximately 550 additional salaried and hourly headcount reductions in its LVS and ET businesses. Including these additional headcount reductions, the fiscal year 2005 program resulted in the reduction of approximately 900 salaried and 1,900 hourly employees and the sale, closure or consolidation of 11 global facilities, primarily in the LVS and ET businesses. These actions were intended to align capacity with industry conditions, utilize assets more efficiently and improve operations. As of June 30, 2007, actions related to the fiscal year 2005 program were substantially complete. Cumulative restructuring costs recorded for the fiscal year 2005 program, including amounts recorded in discontinued operations, were $130 million as of June 30, 2007. These costs include $95 million of employee termination benefits, $29 million of asset impairment charges and $6 million of other closure costs. Asset impairment charges related to manufacturing facilities that were closed or sold and machinery and equipment that became idle and obsolete as a result of the facility closures.

Reversals and Adjustments: In the first nine months of fiscal year 2007 and 2006, the company reversed $9 million and $17 million of restructuring costs, respectively, related to previously recorded employee severance benefits. Due to the sale of ET in fiscal year 2007, it was determined that payment of certain severance benefits by the company was no longer probable, resulting in the $9 million reversal. Prior year reversals of costs primarily relate to employee severance costs that will no longer be paid or were lower than previously expected. The company sold the operations at two separate facilities and no longer had to pay severance costs to the related employees.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2007 and September 30, 2006, $62 million and $40 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the nine months ended June 30, 2007 are as follows (in millions):

	Employee
	Termination	Asset
	Benefits	Impairment	Total
Balance at September 30, 2006	$40	$—	$40
Activity during the period:
Charges to continuing operations	53	8	61
Adjustment to discontinued operations reserves (1)	(6)	—	(6)
Asset write-offs	—	(8)	(8)
Cash payments and other	(25)	—	(25)
Balance at June 30, 2007	$62	$—	$62

  (1) Adjustments to discontinued operations reserves are included in discontinued operations in the consolidated statement of operations.

6.	Acquisitions and Divestitures

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

7.	Accounts Receivable Securitization and Factoring

In March 2006, the company entered into a European arrangement to sell trade receivables through one of its European subsidiaries. Under the arrangement, the company sells up to, at any point in time, €100 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the company’s consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. Costs associated with this securitization arrangement were $3 million in the nine months ended June 30, 2007 and are included in operating income in the consolidated statement of operations. Costs of this securitization arrangement were not significant for the nine months ended June 30, 2006. The gross amount of proceeds received from the sale of receivables under this arrangement were $396 million and $129 million for the nine months ended June 30, 2007 and 2006, respectively. The company’s retained interest in receivables sold was $16 million and $6 million at June 30, 2007 and September 30, 2006, respectively. The company had utilized, net of retained interests, €87 million ($117 million) and €41 million ($55 million) of this accounts receivable securitization facility as of June 30, 2007 and September 30, 2006, respectively.

The company also participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $250 million program, which was established in September 2005, and amended in fiscal year 2006, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet (see Note 14). At June 30, 2007 and September 30, 2006, the company had utilized $89 million and $40 of this accounts receivable securitization facility, respectively. Borrowings under this arrangement are collateralized by approximately $258 million of receivables held at ARC at June 30, 2007. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At June 30, 2007, the company was in compliance with all covenants.

In addition, several of the company’s European subsidiaries factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored receivables excluded from accounts receivable was $137 million and $84 million at June 30, 2007 and September 30, 2006, respectively.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Other Income, net

Other income, net is comprised of the following (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gains on divestitures	$—	$—	$2	$23
Gain on liquidation of joint venture	—	5	—	5
Adjustment to impairment reserves, net	—	—	10	—
Environmental remediation costs	—	(2)	—	(5)
Other income, net	$—	$3	$12	$23

In fiscal year 2005, the company closed its stabilizer bar facility located in Sheffield, England and sold the land and buildings. This facility was the primary operation of Meritor Suspensions Systems Holdings (UK) Ltd (MSSH), a 57-percent owned consolidated joint venture. During fiscal year 2006, the company substantially completed the liquidation of MSSH and recorded a $5 million gain, primarily related to the extinguishment of debt owed to the minority partner.

9.	Inventories

Inventories are stated at the lower of cost (using first-in, first-out (FIFO) or average cost methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	June 30,	September 30,
	2007	2006
Finished goods	$210	$186
Work in process	101	128
Raw materials, parts and supplies	195	174
Total	$506	$488

10.	Other Current Assets

Other current assets are summarized as follows (in millions):

	June 30,	September 30,
	2007	2006
Current deferred income tax assets	$153	$137
Customer reimbursable tooling and engineering	21	21
Asbestos-related recoveries (see Note 17)	7	8
Investment in debt defeasance trust	6	1
Assets held for sale	7	7
Prepaids and other	52	74
Other current assets	$246	$248

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The company records certain assets as held for sale. These assets primarily relate to land, buildings and equipment associated with previous restructuring and other rationalization actions.

11.	Other Assets

Other Assets are summarized as follows (in millions):

	June 30,	September 30,
	2007	2006
Non-current deferred income tax assets	$587	$570
Investments in non-consolidated joint ventures	107	95
Long-term receivables	44	41
Prepaid pension costs	109	35
Unamortized debt issuance costs	32	31
Capitalized software costs, net	25	27
Asbestos-related recoveries (see Note 17)	27	30
Patents, licenses and other intangible assets (less accumulated amortization: $4 at June 30, 2007 and $7 at September 30, 2006)	12	20
Investment in debt defeasance trust	6	11
Note receivable due from EMCON, net of $9 million discount (see Note 4)	11	—
Other	46	36
Other assets	$1,006	$896

The note receivable due from EMCON bears interest at rate of 4 percent per annum and is payable in June 2012 or earlier upon a change in control. EMCON may prepay the note at any time. The company recorded the note, net of a $9 million discount, to reflect the difference between the stated rate per the agreement of 4 percent and the effective interest rate of approximately 9 percent. This discount will be amortized over the term of the note as interest income.

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

Patents, licenses and other intangible assets include an intangible asset associated with the retirement pension plans of $10 million and other amortizable intangible assets of $2 million. The company’s pension intangible asset is not amortized. Patents, licenses and other intangible assets are amortized over their contractual or estimated useful lives, as appropriate. The company anticipates amortization expense for patents, licenses and other intangible assets of approximately $1 million for fiscal year 2007 and $2 million in total thereafter.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 30,	September 30,
	2007	2006

Compensation and benefits	$206	$227
Income taxes	99	164
Taxes other than income taxes	59	54
Product warranties	42	52
Restructuring (see Note 5)	62	40
Reserve for labor disruption (see Note 17)	2	29
Current deferred income tax liabilities	8	7
Asbestos-related liabilities (see Note 17)	10	11
Interest	25	8
Environmental (see Note 17)	14	14
Due to EMCON (see Note 4)	67	—
AB Volvo joint venture payable	25	—
Other	90	100
Other current liabilities	$709	$706

On October 4, 2004, the company formed two joint ventures in France with AB Volvo to manufacture and distribute axles. The company acquired its 51-percent interest for a purchase price of €19 million ($25 million). The company has an option to purchase and AB Volvo has an option to require the company to purchase the remaining 49-percent interest in one of the joint ventures beginning in the first quarter of fiscal year 2008 for €16 million ($21 million) plus interest at EURIBOR rates, plus a margin. This option to purchase the minority interest is essentially a financing arrangement as the minority shareholder does not participate in any profits or losses of the joint venture. Therefore, this option, including accreted interest to date, is recorded as a current obligation of the company and included in Other Current Liabilities and no minority interest is recognized for the 49-percent interest in this joint venture. This obligation was recorded in Other Liabilities at September 30, 2006 (see Note 13).

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Nine Months Ended
	June 30,
	2007	2006
Total product warranties -- beginning of period	$122	$95
Accruals for product warranties	45	42
Payments	(41)	(41)
Retained obligations due to EMCON	(13)	—
Product warranties assumed by EMCON	(11)	—
Change in estimates and other	(2)	(3)
Total product warranties – end of period	100	93
Less: Non-current product warranties (see Note 13)	(58)	(42)
Product warranties – current portion	$42	$51

13.	Other Liabilities

Other Liabilities are summarized as follows (in millions):

	June 30,	September 30,
	2007	2006

Asbestos – related liabilities (see Note 17)	$39	$46
Non-current deferred income tax liabilities	29	25
Product warranties (see Note 12)	58	70
Environmental (see Note 17)	10	13
Fair value of interest rate swaps, net of collateral of $2 million and $6 million, respectively	8	—
AB Volvo joint venture payable (see Note 12)	—	23
Other	80	82
Other liabilities	$224	$259

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Long-Term Debt

Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

	June 30,	September 30,
	2007	2006
6-5/8 percent notes due 2007	$—	$5
6-3/4 percent notes due 2008	5	5
7-1/8 percent notes due 2009	6	6
6.8 percent notes due 2009	77	77
8-3/4 percent notes due 2012	276	311
Term Loan B due 2012	—	170
8-1/8 percent notes due 2015	251	251
4.625 percent convertible senior notes due 2026(1)	300	300
9.5 percent subordinated debentures due 2027	—	39
4.0 percent convertible senior notes due 2027(1)	200	—
Accounts receivable securitization (see Note 7)	89	40
Lines of credit and other	21	18
Fair value adjustment of notes	1	8
Subtotal	1,226	1,230
Less: current maturities	(108)	(56)
Long-term debt	$1,118	$1,174

(1) The 4.625 percent and 4.0 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively (see Convertible Securities below).

Debt Securities

In March and June 2007, the company purchased, at a premium, $18 million and $17 million, respectively, of outstanding 8-3/4 percent notes on the open market. In March 2006, the company completed the repurchase of $600 million aggregate principal amount of its previously outstanding notes in the following amounts: $195 million of its outstanding $200 million 6.625 percent notes due in 2007; $95 million of its outstanding $100 million 6.75 percent notes due in 2008; $225 million of its outstanding $302 million 6.8 percent notes due in 2009; and $85 million of its outstanding $91 million 7.125 percent notes also due in 2009. The repurchase was accounted for as an extinguishment of debt and, accordingly, $9 million was recognized as a loss on debt extinguishment and is included in interest expense, net in the consolidated statement of operations. The loss primarily consists of debt reacquisition costs associated with the note repurchase, unamortized debt issuance costs and debt discount, and the premium paid to repurchase the notes.

Convertible Securities

In February 2007, the company issued $200 million of 4.00 percent convertible senior unsecured notes due 2027 (the “2007 convertible notes”). The 2007 convertible notes were sold by the company to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. The 2007 convertible notes were registered for resale under the Securities Act of 1933 in June 2007. Net proceeds received by the company, after issuance costs, were $194 million. The related debt issuance costs are being amortized over a twelve-year term, which represents the earliest date that the company can redeem the 2007 convertible notes. The company used the net proceeds from this offering to pay in full the $170 million aggregate principal amount outstanding on the Term Loan B (see Senior Secured Credit Facilities below).

Cash interest at a rate of 4.00 percent per annum from the date of issuance through February 15, 2019 is payable semi-annually in arrears on February 15 and August 15 of each year. After February 15, 2019, the principal amount of the 2007 convertible notes will be subject to accretion at a rate that provides holders with an aggregate annual yield to maturity of 4.00 percent.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Holders may convert their notes at any time on or after February 15, 2025. Prior to February 15, 2025, holders may convert their notes only under the following circumstances:

•

during any calendar quarter, after the calendar quarter ended March 31, 2007, if the closing price of the company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120 percent of the applicable conversion price;

•

during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 initial principal amount of notes is equal to or less than 97 percent of the average conversion value of the notes during such five consecutive trading day period;

•	upon the occurrence of specified corporate transactions; or
•	if the notes are called by the company for redemption.

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

Borrowings under the amended revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facility. At June 30, 2007, the margin over the LIBOR rate was 150 basis points, and the commitment fee was 30 basis points. Similar to the prior revolving credit facility, the amended revolving credit facility includes a $150 million limit on the issuance of letters of credit. At June 30, 2007 and September 30, 2006, approximately $30 million and $25 million letters of credit, respectively, were issued.

Borrowings under the amended revolving credit facility are collateralized by approximately $950 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

The amended revolving credit facility requires the company to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio no greater than 5.00x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) no less than 1.25x. At June 30, 2007, the company was in compliance with all covenants.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the amended revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 20).

Accounts Receivable Securitization

The company participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs (see Note 7). Under this $250 million program, which was established in September 2005, and amended in fiscal year 2006, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ARC. ARC funds these purchases with borrowings under a loan agreement with a bank. The weighted average interest rate on borrowings under this arrangement was approximately 5.31 percent at June 30, 2007. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by approximately $258 million of eligible receivables purchased and held by ARC at June 30, 2007. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At June 30, 2007, the company was in compliance with all covenants.

Related Parties

A 57-percent owned consolidated joint venture of the company has a $6 million, 6.5-percent loan with its minority partner that matures in fiscal year 2009. This loan is included in long-term debt in the consolidated balance sheet.

Interest Rate Swap Agreements

As of June 30, 2007, the company had interest rate swap agreements that effectively convert $221 million of the company’s 8-3/4 percent notes, $63 million of the 6.8 percent notes and $175 million of the 8-1/8 percent notes to variable interest rates. As of June 30, 2007, the fair values of the 8-3/4 and 8-1/8 percent swaps were liabilities of $8 million and $2 million, respectively, and are included in Other Liabilities. The fair value of the 6.8 percent swaps was not significant as of June 30, 2007 and September 30, 2006. The terms of the interest rate swap agreements require the company to place cash on deposit as collateral if the fair value of the interest rate swaps is greater than a liability position of $10 million. At June 30, 2007 and September 30, 2006, the company had placed $2 million and $6 million, respectively, on deposit with the counterparty as collateral and recorded such deposits as reductions in the carrying value of the associated interest rate swaps. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent, 6.8 percent and 8.125 percent on notional amounts of $221 million, $63 million and $175 million, respectively, and pays variable rates based on three-month LIBOR plus a weighted-average spread of 3.13 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net. Included in the fair value adjustment of notes is $9 million related to previously terminated interest rate swaps, which is being amortized to earnings as a reduction of interest expense over the remaining life of the related debt.

In April 2007, the company entered into interest rate swaption contracts with various banks. A swaption is an option to enter into a swap agreement. The seller of a swaption receives a premium in exchange for the obligation to enter into the agreed-upon underlying swap if the option is exercised. The option with respect to one contract was exercised by the bank and the company entered into the underlying $25 million notional interest rate swap agreement. The other contracts with a total notional amount of $75 million were early terminated in June 2007. The company recognized a loss on the termination and exercise of approximately $2 million in the third quarter of fiscal year 2007, which is recorded in interest expense, net in the consolidated statement of operations.

The company classifies the cash flows associated with the interest rate swaps in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

Leases

The company has various operating leasing arrangements. Future minimum lease payments under non-cancelable operating leases are $21 million in 2007, $16 million in 2008, $13 million in 2009, $10 million in 2010, $8 million in 2011 and $11 million thereafter.

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

Under this program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Income (AOCI) in the consolidated statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12 months. The impact to operating income associated with hedge ineffectiveness was not significant in the nine months ended June 30, 2007 and 2006.

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

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	June 30,		September 30,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$284	284	$350	$350
Short-term investments	—	—	5	5
Interest rate swaps - asset	—	—	1	1
Investment in debt defeasance trust	12	12	12	12
Collateral on interest rate swap liability	2	2	6	6
Interest rate swaps - liability	10	10	6	6
Foreign exchange contracts - liability	4	4	1	1
Short-term debt	108	108	56	56
Long-term debt	1,118	1,203	1,174	1,141

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

16.	Retirement Benefit Liabilities

Retirement benefit liabilities consisted of the following (in millions):

	June 30,	September 30,
	2007	2006
Retiree medical liability	$260	$255
Pension liability	219	243
Other	48	43
Subtotal	527	541
Less: current portion (included in other current liabilities)	(54)	(54)
Retirement benefit liabilities	$473	$487

The components of net periodic pension and retiree medical expense, including discontinued operations, for the three months ended June 30, are as follows:

	2007			2006
	Pension	Retiree Medical		Pension	Retiree Medical
Service cost	$9		$1	$11	$1
Interest cost	25	1	10	24	8
Assumed return on plan assets	(27)		—	(24)	—
Amortization of prior service costs (1)	(15)		(2)	2	(2)
Recognition of transition asset	—		—	(1)	—
Recognized actuarial loss	11		6	11	6
Total expense	$3		$15	$23	$13

The components of net periodic pension and retiree medical expense, including discontinued operations, for the nine months ended June 30, are as follows:

	2007		2006
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$27	$2	$33	$3
Interest cost	75	28	70	19
Assumed return on plan assets	(80)	—	(73)	—
Amortization of prior service costs (1)	(13)	(6)	5	(14)
Recognition of transition asset	—	—	(1)	—
Recognized actuarial loss	32	19	39	21
Total expense	$41	$43	$73	$29

(1) The company recorded a reduction in pension expense of $15 million in the third quarter of fiscal year 2007 to fully amortize negative prior service cost as a result of a pension curtailment triggered by the sale if its ET business. This reduction in pension expense was included in the loss on the sale of ET and recorded in discontinued operations in the consolidated statement of operations.

Retirement Pension Plans

In April 2007, the company announced a freeze of its defined benefit pension plan for salaried and non-represented employees in the United States, effective January 1, 2008. The change will affect approximately 3,800 employees including certain

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

employees who will continue to accrue benefits for an additional transition period, ending June 30, 2011. After these freeze dates, the company will instead make additional contributions to its defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution will be based on a percentage of the employee’s pay, with the contribution percentage increasing as the employee ages. These changes do not affect current retirees or represented employees. The company will begin recording the impact of the freeze in the fourth quarter of fiscal year 2007, 90 days from the plan amendment, which is consistent with the 90-day lag between the company’s normal plan measurement date of June 30 and its fiscal year-end.

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

In the second quarter of fiscal year 2006, the company changed its U.S. pension plan actuary and obtained a new U.S. plan valuation as a result of this change. The measurement date of this valuation was October 1, 2005. Accounting rules require the company to use the June 30 valuation unless a more current valuation is available. Since a more current valuation was available, the company recorded a $91 million reduction in the additional minimum pension liability in the second quarter of fiscal year 2006. This adjustment, net of a deferred tax asset of $35 million, was charged to accumulated other comprehensive loss in the consolidated balance sheet. The reduction in additional minimum pension liability was primarily due to an increase in the discount rate to 5.8 percent from 5.3 percent.

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

The company has been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at June 30, 2007 to be approximately $23 million, of which $8 million is recorded as a liability.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at June 30, 2007 to be approximately $57 million, of which $16 million is recorded as a liability.

Included in the company’s environmental liabilities are costs for on-going operating, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $10 million at June 30, 2007. The undiscounted estimate of these costs is approximately $15 million.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Following are the components of the Superfund and Non-Superfund Environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2006	$10	$17	$27
Payments and other	(2)	(2)	(4)
Change in cost estimate	—	1	1
Balance at June 30, 2007	$8	$16	$24

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

Asbestos

Maremont Corporation (Maremont), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc. acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 40,134 and 51,895 pending asbestos-related claims at June 30, 2007 and September 30, 2006, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2007	September 30, 2006
Pending and future claims	$36	$41
Shortfall and other	6	9
Asbestos-related reserves	$42	$50
Asbestos-related recoveries	$27	$31

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

 Shortfall and other:  Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were not significant in the nine months ended June 30, 2007 and 2006.

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

The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are difficult to predict. The future litigation environment for Maremont could change significantly from its past experience, due, for example, to changes in the mix of claims filed against Maremont in terms of plaintiffs’ law firm, jurisdiction and disease; legislative or regulatory developments; Maremont’s approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers, and the continuing solvency of various insurance companies. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Maremont’s asbestos-related claims, and the effect on the company, could differ materially from curre nt estimates and, therefore, could have a material impact on the company’s financial position and results of operations.

Rockwell — ArvinMeritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred to the company at the time of the spin-off of the automotive business to Meritor Automotive, Inc. from Rockwell in 1997. Currently there are thousands of claimants in lawsuits that name the company, together with many other companies, as defendants. However, the company does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liabilities. A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will never identify any of Rockwell’s products. For those claimants who do show that they worked with Rockwell’s products, management nevertheless believes it has meritorious defenses, in substantial part due to the integrity of the products involved, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. The company defends these cases vigorously. Historically, ArvinMeritor has been dismissed from the vast majority of these claims with no payment to claimants.

In the fourth quarter of fiscal year 2006, the company engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. Accordingly, the company has recorded a $7 million liability at June 30, 2007 and September 30, 2006 for defense costs associated with these claims. This estimate was based on historical data and certain assumptions with respect to events that occur in the future. Bates White was unable to determine an estimate of indemnity costs for pending or future Rockwell legacy asbestos-related claims. Bates White and management cannot reasonably estimate the ultimate liabilities for these costs, primarily because the company does not have a sufficient history of claims settlement from which to develop reliable assumptions. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies (described below) make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on the company’s experience defending these asbestos claims, the company does not believe these lawsuits will have a material adverse effect on its financial condition or results of operations. Rockwell was not a member of the CCR and handled its asbestos-related claims using its own litigation counsel. As a result, the company does not have any additional potential liabilities for committed CCR settlements or shortfall (as described above) in connection with the Rockwell-legacy cases.

Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, the company expects to recover the majority of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and a substantial portion of the costs for defending asbestos claims going forward. Accordingly, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $7 million at June 30, 2007 and September 30, 2006.

Contingencies Related to Work Stoppage

The company’s collective bargaining agreement with the Canadian Auto Workers (“CAW”) at its CVS brakes facility in Tilbury, Ontario, Canada, expired on June 3, 2006. On June 4, 2006, the company announced that, after lengthy negotiations, a new tentative agreement with the CAW had not yet been reached and, as a result, the company had suspended operations at the facility. On June 12, 2006, the company reached a tentative agreement with the CAW, which was subsequently ratified on June 14, 2006, and resumed operations. As a result of this work stoppage, the company experienced temporary manufacturing inefficiencies and incurred certain costs in order to return to normal production. The company was temporarily unable to completely fulfill certain customer orders, resulting in temporary production interruptions at some customer manufacturing facilities. The impact of this labor disruption on operating income in fiscal year 2006 was $45 million. Included in this amount are premium labor costs,

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

expedited freight and logistical costs and other costs associated with production disruptions at certain customers’ facilities. During the second quarter of fiscal year 2007 the company reached final settlement for a portion of the remaining contingent liability. Accordingly, the liability was reduced and a benefit to income of $9 million was recorded in the consolidated statement of operations. The company believes that any future adjustments related to this matter will not have a material effect on the company’s results of operations and financial position.

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

In connection with the sale of the LVA North American filters business, the company agreed to indemnify the purchaser against liabilities from litigation and commercial losses in connection with specific intellectual property claims, with a maximum indemnity of $4 million for commercial losses. In the second quarter of fiscal year 2007, the purchaser reached a settlement for these claims. As a result the company reduced its recorded liability by $3 million, the benefit of which is recorded in discontinued operations in the consolidated statement of operations.

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

Comprehensive income is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$(70)	$20	$(157)	$99
Foreign currency translation adjustments	52	43	115	62
Recognition of accumulated ET currency translation adjustments	(91)	—	(91)	—
Minimum pension liability, net of tax	—	50	—	105
Unrealized gain (loss) on foreign exchange contracts, net of tax	2	(2)	1	(3)
Comprehensive income (loss)	$(107)	$111	$(132)	$263

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.	Business Segment Information

The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s chief operating decision maker (CODM) is the Chief Executive Officer.

Beginning in the second quarter of fiscal year 2007, the company began reporting operating results under two segments: Light Vehicle Systems (LVS) and Commercial Vehicle Systems (CVS). LVS is a major supplier of aperture systems (roof and door systems), chassis systems (suspension systems and modules) and wheel products for passenger cars, motorcycles and all-terrain vehicles, light trucks and sport utility vehicles to original equipment manufacturers (OEMs). CVS supplies drivetrain systems and components, including axles and drivelines, braking systems, suspension systems and ride control products, for medium- and heavy-duty trucks, trailers and specialty vehicles to OEMs and the commercial vehicle aftermarket.

Effective with the 2007 fiscal year, the company measures segment operating performance based on income (loss) from continuing operations before interest, taxes, depreciation and amortization, and loss on sale of receivables (EBITDA). The company uses EBITDA as the primary basis for the CODM to evaluate the performance of each of the company’s reportable segments.

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

Segment information is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales:
Light Vehicle Systems	$613	$609	$1,687	$1,731
Commercial Vehicle Systems	1,049	1,126	3,170	3,097
Total sales	$1,662	$1,735	$4,857	$4,828
EBITDA:
Light Vehicle Systems	$12	$28	$34	$46
Commercial Vehicle Systems	63	41	186	219
Segment EBITDA	75	69	220	265
Unallocated corporate costs	(7)	(2)	(8)	(4)
ET corporate allocations (1)	(9)	(7)	(27)	(21)
Depreciation and amortization	(32)	(30)	(96)	(91)
Loss on sale of receivables	(3)	—	(6)	—
Interest expense, net and other	(27)	(28)	(88)	(103)
Benefit (provision) for income taxes	(1)	2	(2)	16
Income (loss) from continuing operations	$(4)	$4	$(7)	$62

(1) As a result of the sale of ET, certain corporate costs previously allocated to ET’s segment results are reported in continuing operations. These costs have not been allocated to the company’s two business segments and are included in “ET corporate allocations” in the above segment information.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the changes in the carrying value of goodwill, by segment, is as follows (in millions):

	LVS	CVS	Total
Balance at September 30, 2006	$70	$433	$503
Foreign currency translation	—	11	11
Balance at June 30, 2007	$70	$444	$514

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Three Months Ended June 30, 2007
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$604	$1,058	$—	$1,662
Subsidiaries	—	39	65	(104)	—
Total sales	—	643	1,123	(104)	1,662
Cost of sales	(6)	(589)	(1,035)	104	(1,526)
GROSS MARGIN	(6)	54	88	—	136
Selling, general and administrative	(32)	(23)	(38)	—	(93)
Restructuring costs	(5)	(11)	(8)	—	(24)
OPERATING INCOME (LOSS)	(43)	20	42	—	19
Equity in earnings of affiliates	—	7	3	—	10
Other income (expense), net	15	(6)	(9)	—	—
Interest expense, net	(27)	9	(9)	—	(27)
INCOME (LOSS) BEFORE INCOME TAXES	(55)	30	27	—	2
Benefit (provision) for income taxes	17	(12)	(6)	—	(1)
Minority interests	—	—	(5)	—	(5)
Equity in net income (loss) of consolidated subsidiaries	34	11	—	(45)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(4)	29	16	(45)	(4)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(66)	(59)	(41)	100	(66)
NET INCOME (LOSS)	$(70)	$(30)	$(25)	$55	$(70)

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Income

(In millions)

	Three Months Ended June 30, 2006
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$705	$1,030	$—	$1,735
Subsidiaries	—	53	158	(211)	—
Total sales	—	758	1,188	(211)	1,735
Cost of sales	(6)	(777)	(1,046)	211	(1,618)
GROSS MARGIN	(6)	(19)	142	—	117
Selling, general and administrative	(25)	(52)	(18)	—	(95)
Restructuring costs	—	27	(28)	—	(1)
Other income (expense)	(2)	—	5	—	3
OPERATING INCOME (LOSS)	(33)	(44)	101	—	24
Equity in earnings of affiliates	—	6	4	—	10
Other income (expense), net	16	(9)	(7)	—	—
Interest expense, net	(27)	1	(2)	—	(28)
INCOME (LOSS) BEFORE INCOME TAXES	(44)	(46)	96	—	6
Benefit (provision) for income taxes	15	3	(16)	—	2
Minority interests	—	—	(4)	—	(4)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(29)	(43)	76	—	4
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	2	50	(36)	—	16
Equity in net income (loss) of consolidated subsidiaries	47	9	—	(56)	—
NET INCOME (LOSS)	$20	$16	$40	$(56)	$20

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Nine Months Ended June 30, 2007
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$1,948	$2,909	$—	$4,857
Subsidiaries	—	89	236	(325)	—
Total sales	—	2,037	3,145	(325)	4,857
Cost of sales	(15)	(1,854)	(2,930)	325	(4,474)
GROSS MARGIN	(15)	183	215	—	383
Selling, general and administrative	(80)	(83)	(102)	—	(265)
Restructuring costs	(5)	(16)	(40)	—	(61)
Other income, net	—	7	5	—	12
OPERATING INCOME (LOSS)	(100)	91	78	—	69
Equity in earnings of affiliates	—	18	6	—	24
Other income (expense), net	44	(18)	(26)	—	—
Interest expense, net	(82)	28	(34)	—	(88)
INCOME (LOSS) BEFORE INCOME TAXES	(138)	119	24	—	5
Benefit (provision) for income taxes	46	(37)	(11)	—	(2)
Minority interests	—	—	(10)	—	(10)
Equity in net income (loss) of consolidated subsidiaries	85	(5)	—	(80)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(7)	77	3	(80)	(7)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(150)	(152)	(103)	255	(150)
NET INCOME (LOSS)	$(157)	$(75)	$(100)	$175	$(157)

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Income

(In millions)

	Nine Months Ended June 30, 2006
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$2,166	$2,662	$—	$4,828
Subsidiaries	—	158	333	(491)	—
Total sales	—	2,324	2,995	(491)	4,828
Cost of sales	(14)	(2,195)	(2,724)	491	(4,442)
GROSS MARGIN	(14)	129	271	—	386
Selling, general and administrative	(61)	(138)	(63)	—	(262)
Restructuring costs	—	22	(32)	—	(10)
Other income (expense)	(5)	17	11	—	23
OPERATING INCOME (LOSS)	(80)	30	187	—	137
Equity in earnings of affiliates	—	16	7	—	23
Other income (expense), net	42	(12)	(30)	—	—
Interest expense, net and other	(95)	(6)	(2)	—	(103)
INCOME (LOSS) BEFORE INCOME TAXES	(133)	28	162	—	57
Benefit (provision) for income taxes	47	(10)	(21)	—	16
Minority interests	—	—	(11)	—	(11)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(86)	18	130	—	62
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	3	44	(10)	—	37
Equity in net income (loss) of consolidated subsidiaries	182	106	—	(288)	—
NET INCOME (LOSS)	$99	$168	$120	$(288)	$99

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

(In millions)

	June 30, 2007
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$96	$9	$179	$—	$284
Receivables, trade and other, net	(1)	82	1,168	—	1,249
Receivables, EMCON Technologies Holdings Limited			139		139
Inventories	—	184	322	—	506
Other current assets	49	105	92	—	246
Assets of discontinued operations	—	3	127	—	130
TOTAL CURRENT ASSETS	144	383	2,027	—	2,554
NET PROPERTY	18	195	495	—	708
GOODWILL	—	341	173	—	514
OTHER ASSETS	431	146	429	—	1,006
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,519	1,111	—	(2,630)	—
TOTAL ASSETS	$2,112	$2,176	$3,124	$(2,630)	$4,782

CURRENT LIABILITIES
Short-term debt	$5	$—	$103	$—	$108
Accounts payable	26	288	877	—	1,191
Other current liabilities	205	99	405	—	709
Liabilities of discontinued operations	—	—	59	—	59
TOTAL CURRENT LIABILITIES	236	387	1,444	—	2,067
LONG-TERM DEBT	1,111	—	7	—	1,118
RETIREMENT BENEFITS	306	—	167	—	473
INTERCOMPANY PAYABLE (RECEIVABLE)	(424)	67	357	—	—
OTHER LIABILITIES	60	127	37	—	224
MINORITY INTERESTS	—	—	77	—	77
SHAREOWNERS’ EQUITY	823	1,595	1,035	(2,630)	823
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,112	$2,176	$3,124	$(2,630)	$4,782

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

(In millions)

	September 30, 2006
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$97	$3	$250	$—	$350
Receivables, net	14	97	987	—	1,098
Inventories	—	250	238	—	488
Other current assets	49	99	100	—	248
Assets of discontinued operations	37	215	954	—	1,206
TOTAL CURRENT ASSETS	197	664	2,529	—	3,390
NET PROPERTY	34	246	439	—	719
GOODWILL	—	341	162	—	503
OTHER ASSETS	381	142	373	—	896
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	3,435	1,047	—	(4,482)	—
TOTAL ASSETS	$4,047	$2,440	$3,503	$(4,482)	$5,508

CURRENT LIABILITIES
Short-term debt	$7	$—	$49	$—	$56
Accounts payable	27	371	708	—	1,106
Other current liabilities	207	190	309	—	706
Liabilities of discontinued operations	—	204	508	—	712
TOTAL CURRENT LIABILITIES	241	765	1,574	—	2,580
LONG-TERM DEBT	1,165	—	9	—	1,174
RETIREMENT BENEFITS	337	—	150	—	487
INTERCOMPANY PAYABLE (RECEIVABLE)	1,311	(1,535)	224	—	—
OTHER LIABILITIES	49	137	73	—	259
MINORITY INTERESTS	—	—	64	—	64
SHAREOWNERS’ EQUITY	944	3,073	1,409	(4,482)	944
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,047	$2,440	$3,503	$(4,482)	$5,508

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Nine Months Ended June 30, 2007
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$30	$(130)	$(90)	$—	$(190)

INVESTING ACTIVITIES
Capital expenditures	(1)	(14)	(57)	—	(72)
Proceeds from marketable securities	—	—	5	—	5
Proceeds from disposition of property and businesses	—	—	11	—	11
Other investing activities	—	—	(2)	—	(2)
Net investing cash flows provided by discontinued operations	—	150	27	—	177
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(1)	136	(16)	—	119

FINANCING ACTIVITIES
Net change in debt	(49)	—	49	—	—
Intercompany advances	30	—	(30)	—	—
Debt issuance and extinguishment costs	(10)	—	—	—	(10)
Cash dividends	(21)	—	—	—	(21)
Proceeds from exercise of stock options	21	—	—	—	21
Other financing activities	(1)	—	—	—	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(30)	—	19	—	(11)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH	—	—	16	—	16

CHANGE IN CASH AND CASH EQUIVALENTS	(1)	6	(71)	—	(66)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97	3	250	—	350
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96	$9	$179	$—	$284

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Nine Months Ended June 30, 2006
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$162	$(151)	$301	$—	$312

INVESTING ACTIVITIES
Capital expenditures	(1)	(24)	(52)	—	(77)
Acquisitions of businesses and investments, net of cash acquired	—	—	(1)	—	(1)
Investment in debt defeasance trust	(12)	—	—	—	(12)
Proceeds from disposition of property and businesses	—	—	44	—	44
Net investing cash flows used by discontinued operations	—	195	(21)	—	174
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(13)	171	(30)	—	128

FINANCING ACTIVITIES
Net change in debt	(133)	(13)	(67)	—	(213)
Intercompany advances	125	—	(125)	—	—
Cash dividends	(21)	—	—	—	(21)
Proceeds from exercise of stock options	1	—	—	—	1
Debt issuance and extinguishment costs	(28)	—	—	—	(28)
Net financing cash flows used by discontinued operations	—	(1)	(2)	—	(3)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(56)	(14)	(194)	—	(264)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH	—	—	2	—	2

CHANGE IN CASH AND CASH EQUIVALENTS	93	6	79	—	178

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63	—	124	—	187
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$156	$6	$203	$—	$365

ARVINMERITOR, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

ArvinMeritor, Inc. is a global supplier of a broad range of integrated systems, modules and components to the motor vehicle industry. The company serves light vehicle, commercial truck, trailer and specialty original equipment manufacturers and certain aftermarkets. Headquartered in Troy, Michigan, the company employs approximately 19,000 people in 25 countries. ArvinMeritor common stock is traded on the New York Stock Exchange under the ticker symbol ARM.

On February 2, 2007, we signed a definitive agreement to sell our Emissions Technologies (ET) business to EMCON Technologies Holdings Limited (EMCON), a private equity affiliate of J.P. Morgan Securities Inc. On May 17, 2007, the sale was completed. Total consideration was $310 million, including cash and a $20 million note, less the assumption of certain liabilities, and is subject to adjustments for working capital and other items. In the second quarter of fiscal year 2007, the company recorded an initial $115 million ($90 million after-tax) non-cash impairment charge against the long-lived assets of ET to record ET at fair value based upon the sale agreement. In the third quarter of fiscal year 2007, we recorded an additional estimated loss on sale of $55 million upon closing the transaction. ET is reported as discontinued operations in the consolidated statement of operations through the date of sale and all prior periods have been restated to reflect this presentation.

During fiscal year 2007 we launched a profit improvement and cost reduction initiative called “Performance Plus.” As part of this program we identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. We estimate that the total costs of these actions will be $325 million, of which $280 million are estimated to be cash costs. We expect to incur these costs over the next several years. We recorded restructuring costs of $61 million during the first nine months of fiscal year 2007 related to these actions. These costs include $53 million of estimated employee severance costs and $8 million of asset impairment charges associated with certain closures, primarily in our Light Vehicle Systems (LVS) business segment, and salaried headcount reductions in our Commercial Vehicle Systems (CVS) business. The employee severance costs relate to the reduction of approximately 211 salaried and 688 hourly employees.

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

The third fiscal quarter of fiscal year 2007 had mixed financial results. Restructuring costs of $17 million unfavorably impacted our LVS business segment. Net of these restructuring costs, LVS continued to improve its segment EBITDA margins compared to prior periods, due to material savings, cost savings resulting from prior restructuring actions and improved product sales mix. In our CVS business, the impact of the downturn in the North American heavy-duty (commonly referred to as Class 8) truck market was partially offset by strong volumes in the Western European and Asia Pacific heavy and medium duty markets. However, the concentration of European sales continues to unfavorably impact CVS segment EBITDA margins due to lower inherent margins and higher manufacturing costs resulting from volume constraints and inefficiencies. Although the North American Class 8 downturn was as severe as that incurred in 2001, the impact to CVS EBITDA margins was significantly reduced due to geographic and product diversification compared to earlier years.

A summary of our consolidated results from continuing operations for the three months ended June 30, 2007, is as follows:

•	Sales were $1.7 billion, up slightly compared to the same period last year.
•	EBITDA margin for our reportable segments was 4.5 percent, up from 4.0 percent a year ago.
•	Diluted loss per share was $0.06, compared to earnings per share of $0.06 in the third uarter of fiscal year 2006.
•	Net loss from continuing operations for the third quarter of fiscal year 2007 includes $15 million of after-tax ($24 million pre-tax) restructuring costs.

ARVINMERITOR, INC.

Our business continues to address a number of challenging industry-wide issues including:

•	Excess capacity;
•	2007 Class 8 downturn in North America;
•	Weakened financial strength of some of the original equipment (OE) manufacturers;
•	Reduced production volumes and changes in product mix in North America;
•	Higher energy and transportation costs;
•	OE pricing pressures;
•	Higher raw material costs
•	Pension and retiree medical health care costs; and
•	Currency exchange rate volatility.

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

Cash used for operating activities for the nine months ended June 30, 2007 was $190 million, compared to cash provided by operating activities of $312 million in the same period last year. The decrease in cash flow includes a $103 million increase in pension contributions and retiree medical payments, a $226 million increase in cash used for discontinued operations and higher working capital levels.

MARKET OUTLOOK

Our fiscal year 2007 outlook for light vehicle production for North America and Western Europe is 15.1 million and 16.5 million units, respectively, in each region. We expect that North American Class 8 truck production will decrease in fiscal year 2007 to 224,000 units, down from 352,000 last year, and European heavy and medium truck production will increase to 510,000 units, up from 439,000 in 2006.

COMPANY OUTLOOK

We believe that the cyclical downturn of the Class 8 truck market and continued production cuts in our North American markets will continue to pose short term challenges to our 2007 results. However, we believe that our current liquidity, diversified customer base and global footprint should allow us to weather these short term challenges while continuing to focus on product strategies and long term growth initiatives. Although the price of steel continues to challenge our industry during fiscal year 2007, the sale of our ET business substantially reduces our exposure to this risk.

ARVINMERITOR, INC.

Significant factors that could affect the company’s results in the remainder of fiscal year 2007 include:

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

NON-GAAP MEASURES

In addition to the results reported in accordance with accounting principles generally accepted in the United States (GAAP), we have provided information regarding “EBITDA”. EBITDA is defined as income (loss) from continued operations before interest, income taxes, depreciation and amortization and loss on sale of receivables. We use EBITDA as the primary basis to evaluate the performance of each of our reportable segments.

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

ARVINMERITOR, INC.

RESULTS OF OPERATIONS

The following is a summary of the financial results (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales:
Light Vehicle Systems	$613	$609	$1,687	$1,731
Commercial Vehicle Systems	1,049	1,126	3,170	3,097
Total sales	$1,662	$1,735	$4,857	$4,828
EBITDA:
Light Vehicle Systems	$12	$28	$34	$46
Commercial Vehicle Systems	63	41	186	219
Segment EBITDA	75	69	220	265
Unallocated corporate costs	(7)	(2)	(8)	(4)
ET corporate allocations (1)	(9)	(7)	(27)	(21)
Depreciation and amortization	(32)	(30)	(96)	(91)
Loss on sale of receivables	(3)	—	(6)	—
Interest expense, net	(27)	(28)	(88)	(103)
Benefit (provision) for income taxes	(1)	2	(2)	16
Income (loss) from continuing operations	$(4)	$4	$(7)	$62
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(66)	16	(150)	37
NET INCOME (LOSS)	$(70)	$20	$(157)	$99

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.06)	$0.06	$(0.10)	$0.89
Discontinued operations	(0.93)	0.23	(2.14)	0.53
Diluted earnings (loss) per share	$(0.99)	$0.29	$(2.24)	$1.42

DILUTED AVERAGE COMMON SHARES OUTSTANDING	70.8	70.1	70.1	69.9

(1) As a result of the sale of ET, certain corporate costs previously allocated to ET’s segment results are reported in continuing operations. These costs have not been allocated to the company’s two business segments and are included in “ET corporate allocations” in the above segment information.

ARVINMERITOR, INC.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Sales

The following table reflects geographic business segment sales for the three months ended June 30, 2007 and 2006. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	June 30,		Dollar	%		Volume
	2007	2006	Change	Change	Currency	/ Other
LVS:
North America	$247	$271	$(24)	(9)%	$—	$(24)
Europe	254	255	(1)	0%	16	(17)
Asia and other	112	83	29	35%	4	25
	613	609	4	1%	20	(16)
CVS:
North America	$537	$701	$(164)	(23)%	$—	$(164)
Europe	332	295	37	13%	23	14
Asia and other	180	130	50	38%	9	41
	1,049	1,126	(77)	(7)%	32	(109)
TOTAL SALES	$1,662	$1,735	$(73)	(4)%	$52	$(125)

Light Vehicle Systems (LVS) sales were $613 million for the three months ended June 30, 2007, up $4 million, or 1 percent, from a year ago. The effect of foreign currency translation increased sales by $20 million. Sales in North America decreased primarily due to lower sales in our suspension systems and modules business, including lower pass through sales. Pass-through sales were approximately $63 million in the third quarter of fiscal year 2007 compared to approximately $69 million in the third quarter of fiscal year 2006. Pass-through sales are products sold to our customers where we acquire certain components and assemble them into the final product. These pass-through sales carry minimal margins, as we have little engineering or manufacturing responsibility. The planned closure of our door module facility in Brussels, Belgium unfavorably impacted sales by $22 million when compared to the prior year. Strong sales volumes in the Asia Pacific markets partially offset the lower volumes in North America and Europe.

Commercial Vehicle Systems (CVS) sales were $1,049 million, down $77 million, or 7 percent, from the third quarter of fiscal year 2006. The effect of foreign currency translation increased sales by $32 million. The decrease in North American sales is primarily due to the downturn in Class 8 commercial vehicle truck markets due to new emissions standards adopted in 2007. Compared to the third quarter of fiscal year 2006, production volumes in North America for Class 8 trucks decreased approximately 54 percent. This trend is expected to continue for the remainder of fiscal year 2007. Continuing sales strength in Europe and Asia Pacific reflect strong heavy and medium duty truck volumes in these regions. Western European truck volumes increased 8 percent versus 2006 and are expected to maintain such trends in the near term.

Segment EBITDA and EBITDA Margins

The following table reflects Segment EBITDA and margins for the three months ended June 30, 2007 and 2006 (in millions).

	Segment EBITDA				Segment EBITDA Margin
	June 30,		Dollar	%	June 30,
	2007	2006	Change	Change	2007	2006	Change
LVS:	$12	$28	$(16)	(57)%	2.0%	4.6%	(2.6)	pts
CVS:	63	41	22	54%	6.0%	3.6%	2.4	pts
Segment EBITDA	$75	$69	$6	9%	4.5%	4.0%	0.5	pts

ARVINMERITOR, INC.

LVS EBITDA was $12 million in the third quarter of fiscal year 2007, compared to $28 million in the same period last year. Included in EBITDA for the third quarter of fiscal year 2007 are $17 million of restructuring costs associated with Performance Plus actions. The restructuring costs primarily relate to employee severance costs for certain planned facility closures. Included in EBITDA in the third quarter of fiscal year 2006, was a $5 million gain on the liquidation of Meritor Suspensions Systems Holdings (UK) Ltd (MSSH), a 57-percent owned consolidated joint venture. This gain is primarily related to the extinguishment of debt with the minority partner.

CVS EBITDA was $63 million, up $22 million compared to the same period last year. EBITDA margin increased to 6.0 percent from 3.6 percent a year ago. In the prior year, a labor disruption and work stoppage at our commercial vehicle brakes operation in Tilbury unfavorably impacted EBITDA by $45 million. In the current year, the downturn in the North American commercial vehicle truck markets and ongoing operational issues in our European CVS business, compounded by record truck sales in that region, unfavorably impacted EBITDA. Also impacting EBITDA for the three months ended June 30, 2007 were $2 million of restructuring costs.

Other Income Statement Items

Operating income for the three months ended June 30, 2007 was $19 million, a decrease of $5 million compared to the three months ended June 30, 2006. Operating margin was 1.1 percent, down from 1.4 percent in the same period last year. Operating income in the third quarter of fiscal year 2007 was unfavorably impacted by a $23 million increase in restructuring costs. In the prior year, a labor disruption and work stoppage at our commercial vehicle brakes operation in Tilbury unfavorably impacted operating income by $45 million. Also favorably impacting operating income in the third quarter of fiscal year 2007 were lower reserves for incentive compensation expense due to company performance year to date versus planned cash flow.

Selling, general and administrative expenses as a percentage of sales increased to 5.6 percent in the third quarter of fiscal year 2007 from 5.5 percent a year ago. The increase is primarily due to lower sales volumes as a result of the North American Class 8 downturn and costs associated with the launch of our Performance Plus program. Although Performance Plus costs will continue into fiscal year 2008, they are expected to be more than offset by savings generated by the program during the period. Savings generated by the program are primarily recorded in cost of sales in the consolidated statement of operations and, during the third quarter, substantially offset costs of the program. Performance Plus costs and savings are reflected in the segment EBITDA results previously discussed.

Interest expense, net was $27 million, compared to $28 million in the same period last year. The decrease in interest expense is primarily due to lower debt levels due to proceeds from the sale of ET and reduced interest rates compared with the prior year due to refinancing activities. Costs to terminate certain interest rate swaption contracts totaled $2 million during fiscal year 2007 and partially offset other interest savings.

Income tax expense was $1 million for the three months ended June 30, 2007, compared to a benefit of $2 million in the same period last year. Income tax expense for the third quarter of fiscal year 2007 was unfavorably impacted primarily by the increase in valuation allowances recorded for certain foreign deferred tax assets.

Loss from continuing operations for the third quarter of fiscal year 2007 was $4 million, or $0.06 per diluted share, compared to income of $4 million, or $0.06 per diluted share, in the prior year, due to factors discussed above.

Loss from discontinued operations was $66 million for the three months ended June 30, 2007 compared to income of $16 million a year ago. Included in loss from discontinued operations in the third quarter of fiscal year 2007 is a $55 million ($55 million after-tax) loss on the sale of ET and an $8 million ($5 million after-tax) non-cash impairment charge to record our LVA European businesses at fair value. Operating losses incurred in both ET and LVA Europe also impacted loss from discontinued operations during the period.

Net loss for the third quarter of fiscal year 2007 was $70 million, or $0.99 per diluted share, compared to net income of $20 million, or $0.29 per diluted share, in the prior year.

ARVINMERITOR, INC.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

Sales

The following table reflects geographic business segment sales for the nine months ended June 30, 2007 and 2006. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volume and other factors had on sales (in millions).

					Dollar Change Due To
	June 30,		Dollar	%		Volume
	2007	2006	Change	Change	Currency	/ Other
LVS:
North America	$676	$797	$(121)	(15)%	$2	$(123)
Europe	716	695	21	3%	54	(33)
Asia and other	295	239	56	23%	8	48
	1,687	1,731	(44)	(3)%	64	(108)
CVS:
North America	$1,788	$1,907	$(119)	(6)%	$1	$(120)
Europe	927	832	95	11%	68	27
Asia and other	455	358	97	27%	25	72
	3,170	3,097	73	2%	94	(21)
TOTAL SALES	$4,857	$4,828	$29	1%	$158	$(129)

LVS sales were $1,687 million for the nine months ended June 30, 2007, a decrease of $44 million, or 3 percent, from a year ago. The effect of foreign currency translation increased sales by $64 million. Sales in North America decreased primarily due to lower sales in our suspension systems business and lower pass through sales in our suspensions modules business. Pass-through sales were approximately $160 million in the first nine months of fiscal year 2007 compared to approximately $203 million in the first nine months of fiscal year 2006. Higher volumes in certain of our LVS European facilities were more than offset by production disruptions and the planned closure of our door module facility in Brussels, Belgium, which unfavorably impacted sales by $54 million when compared to the prior year. The production disruptions were caused by work stoppages at a facility of one of our customers in Europe.

CVS sales were $3,170 million for the nine months ended June 30, 2007, up $73 million, or 2 percent, from a year ago. Foreign currency translation favorably impacted sales by $94 million. The decrease in sales, net of foreign currency translation, was primarily attributable to the downturn in the North American commercial vehicle truck markets partially offset by strong Western European and Asia Pacific commercial vehicle truck volumes. Compared to the first nine months of June 30, 2006, production volumes in North America for Class 8 trucks decreased approximately 22 percent. This trend is expected to continue for the remainder of fiscal year 2007. Continuing sales strength in Europe and Asia Pacific reflect strong heavy and medium duty truck volumes in these regions. Western European truck volumes increased 11 percent versus 2006 and are expected to maintain such trends in the near term.

Segment EBITDA and EBITDA Margins

The following table reflects Segment EBITDA and margins for the nine months ended June 30, 2007 and 2006 (in millions).

	Segment EBITDA				Segment EBITDA Margin
	June 30,		Dollar	%	June 30,
	2007	2006	Change	Change	2007	2006	Change
LVS:	$34	$46	$(12)	(26)%	2.0%	2.7%	(0.7)	pts
CVS:	186	219	(33)	(15)%	5.9%	7.1%	(1.2)	pts
Segment EBITDA	$220	$265	$(45)	(17)%	4.5%	5.5%	(1.0)	pts

ARVINMERITOR, INC.

Significant items impacting year over year segment EBITDA include the following:

	CVS	LVS	TOTAL
EBITDA - Nine months ended June 30, 2006	$219	$46	$265
Product disruptions and work stoppages	41	(8)	33
Restructuring costs	(7)	(39)	(46)
Adjustment to impairment reserves	—	12	12
Gain on divestitures	(23)	(5)	(28)
Pension and retiree medical costs	(11)	3	(8)
Performance, volume and other	(33)	25	(8)
EBITDA – Nine months ended June 30, 2007	$186	$34	$220

LVS EBITDA was $34 million in the first nine months of fiscal year 2007, compared to EBITDA of $46 million in the same period last year. Included in EBITDA for the first nine months of fiscal year 2007, are higher restructuring costs of $39 million. The restructuring costs are part of our Performance Plus program and primarily relate to employee severance costs and asset impairment charges for certain planned facility closures. Also included in EBITDA for the nine months ended June 30, 2007 is a $12 million benefit related to the reversal of certain impairment reserves in the light vehicle aftermarket ride control business now presented within continuing operations. Production disruptions caused by work stoppages at a facility of one of our customers in Europe reduced EBITDA in the first nine months of fiscal year 2007 by $8 million compared to fiscal year 2006. Net of these items, margins improved compared to the first nine months of fiscal year 2006 due to material savings and cost savings resulting from prior restructuring actions, which is reflected in “performance, volume and other” in the above table. Included in EBITDA for the nine months ended June 30, 2006, was a $5 million gain on the liquidation of MSSH.

CVS EBITDA was $186 million, down $33 million compared to the same period last year. EBITDA margin decreased to 5.9 percent from 7.1 percent a year ago. In the current year, the downturn in the North American commercial vehicle truck markets and ongoing operational issues in our European CVS business, compounded by record truck sales in that region, unfavorably impacted EBITDA. The favorable settlement of claims related to a labor disruption and work stoppage at our commercial vehicle brakes operation in Tilbury, Ontario, in 2006 favorably impacted EBITDA by $9 million. This labor disruption unfavorably impacted EBITDA in the first nine months of fiscal year 2006 by $45 million. Production interruptions and higher costs at a European axle facility related to the simultaneous launch of a new axle product line and the implementation of a new ERP system unfavorably impacted EBITDA by $13 million in the first nine months of fiscal year 2007. The higher pension and retiree medical costs are associated with a permanent injunction reinstating retiree medical benefits to certain UAW retirees granted by a federal district court in fiscal year 2006. The unfavorable impact of this injunction was recorded in March 2006. Also included in EBITDA for the nine months ended June 30, 2007 were higher restructuring costs, primarily associated with Performance Plus, of $7 million. Included in EBITDA for the nine months ended June 30, 2006 was a $23 million gain on the sale of certain assets of CVS’ off-highway brakes business.

Other Income Statement Items

Operating income for the nine months ended June 30, 2007 was $69 million, a decrease of $68 million compared to the nine months ended June 30, 2006. Operating margin was 1.4 percent, down from 2.8 percent. Operating income in the first nine months of fiscal year 2007 was unfavorably impacted by a $51 million increase in restructuring costs, partially offset by a net $10 million benefit of reducing certain impairment reserves related to the light vehicle aftermarket ride control business. This benefit is net of a $2 million cumulative depreciation expense adjustment to record depreciation expense that was previously deferred while this business was held for sale. Also favorably impacting operating income in the first nine months of fiscal year 2007 were lower reserves for incentive compensation expenses due to company performance year to date versus planned cash flow. In the prior year, a labor disruption and work stoppage at our commercial vehicle brakes operation in Tilbury unfavorably impacted operating income by $45 million, partially offset by the $23 million gain on the sale of certain assets of CVS’ off-highway brakes business.

Selling, general and administrative expenses as a percentage of sales were 5.5 percent in the first nine months of fiscal year 2007, up from 5.4 percent a year ago. The increase is primarily due to the lower sales volumes as a result of the North American Class 8 downturn and costs associated with the launch of our Performance Plus program. Although Performance Plus costs will continue into fiscal year 2008, they are expected to be more than offset by savings generated by the program during the period. Savings generated by the program are primarily recorded in cost of sales in the consolidated statement of operations. Performance Plus costs and savings are reflected in the segment EBITDA results previously discussed. The costs of launching our Performance Plus program in the first nine months of fiscal year 2007 were more than offset by lower incentive compensation expenses due to company performance versus planned cash flow and savings generated by the program during the period.

ARVINMERITOR, INC.

Interest expense, net was $88 million, compared to $103 million in the same period last year. The decrease in interest expense is primarily due to lower debt levels due to proceeds from the ET sale and reduced interest rates compared with the prior year due to refinancing activities. Costs to terminate certain interest rate swaption contracts totaled $2 million in fiscal year 2007 and partially offset other interest savings. Also included in interest expense, net are losses on debt extinguishments of $6 million and $9 million for the nine months ended June 30, 2007 and 2006, respectively. These losses include legal and other professional fees, unamortized debt issuance costs and premiums paid to repurchase and pay down debt.

The provision for income taxes was $2 million for the nine months ended June 30, 2007, compared to a benefit of $16 million in the same period last year. The primary reason for the increase in tax expense is the favorable settlement of worldwide tax audits in the prior year, offset by increased earnings from foreign subsidiaries whose tax rates are less than the statutory rate as well as certain nonrecurring items in the nine months ended June 30, 2007.

Loss from continuing operations for the first nine months of fiscal year 2007 was $7 million, or $0.10 per diluted share, compared to income of $62 million, or $0.89 per diluted share, in the prior year, due to the factors discussed above.

Loss from discontinued operations was $150 million for the nine months ended June 30, 2007 compared to income from discontinued operations of $37 million a year ago. In the second quarter of fiscal year 2007, the company recorded a $115 million ($90 million after-tax) non-cash impairment charge against the long-lived assets of ET to record ET at fair value based upon the terms of the sale agreement. In the third quarter of fiscal year 2007, we recorded an additional estimated loss on sale of ET of $55 million ($55 million after-tax). Also included in loss from discontinued operations is a reversal of $9 million of restructuring costs in ET related to employee severance benefits. Due to the sale of ET, it was determined that payment of these severance benefits was no longer probable. This reversal was more than offset by operating losses in ET and LVA Europe during the period. Also impacting loss from discontinued operations in the nine months ended June 30, 2007 is an $8 million ($5 million after-tax) non-cash impairment charge to record our LVA European businesses at fair value.

In the first nine months of fiscal year 2006, we completed the sale of our LVA North American filters and exhaust businesses. Cash proceeds from these divestitures were $194 million, resulting in a net after-tax gain of $22 million, or $0.31 per diluted share. We also evaluated for accounting purposes the fair value of the remaining LVA businesses. This resulted in an after-tax non-cash impairment charge of $12 million. Also included in income from discontinued operations in the first nine months of fiscal year 2006 was an after-tax gain of approximately $2 million on the sale of our 39-percent equity ownership interest in our light vehicle aftermarket joint venture, Purolator India, and an after-tax loss of $2 million on the sale of the LVS ride control business located in Asti, Italy. Income from discontinued operations in the nine months ended June 30, 2006, includes after-tax restructuring costs of $2 million. These restructuring costs are net of reversals of approximately $11 million of after-tax employee severance costs that were recorded in the prior year as part of our fiscal year 2005 restructuring actions. We sold operations at two separate facilities and no longer had to pay severance costs to the related employees.

Net loss for the first nine months of fiscal year 2007 was $157 million, or $2.24 per diluted share, compared to net income of $99 million, or $1.42 per diluted share, in the prior year.

ARVINMERITOR, INC.

FINANCIAL CONDITION

Cash Flows (in millions)

	Nine Months Ended
	June 30,
	2007	2006
OPERATING CASH FLOWS
Income (loss) from continuing operations	$(7)	$62
Depreciation and amortization	96	91
Gains on divestitures	(2)	(28)
Adjustment to impairment reserves	(10)	—
Loss on debt extinguishment	6	9
Restructuring costs, net of payments	38	(17)
Pension and retiree medical expense	99	102
Pension and retiree medical contributions	(182)	(79)
Changes in assets and liabilities	(231)	(48)
Changes in sale of receivables	115	105
Other	6	7
Cash provided by (used for) continuing operations	(72)	204
Cash provided by (used for) discontinued operations	(118)	108
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(190)	$312

Cash used by operating activities was $198 million in the first nine months of fiscal year 2007, compared to cash provided by operating activities of $312 million for the same period in the prior year. The decrease in cash flow includes a $103 million increase in pension contributions and retiree medical payments, a $226 million increase in cash used for discontinued operations, higher working capital levels and cash used for settlement of claims related to prior work disruptions. Working capital levels reflect growth in our operations outside North America where we are subject to extended payment terms. This was partially offset by additional sales of receivables.

	Nine Months Ended
	June 30,
	2007	2006
INVESTING CASH FLOWS
Capital expenditures	$(72)	$(77)
Proceeds from disposition of property and businesses	11	44
Investment in debt defeasance trust	—	(12)
Proceeds from marketable securities	5	—
Other investing activities	(2)	(1)
Net investing cash flows provided by discontinued operations	177	174
CASH PROVIDED BY INVESTING ACTIVITIES	$119	$128

 Cash provided by investing activities was $119 million in the first nine months of fiscal year 2007, compared to $128 million in the first nine months of fiscal year 2006. Capital expenditures decreased to $72 million from $77 million in the same period last year. As a percentage of sales, capital expenditures decreased to 1.5 percent, from 1.6 percent in the prior period. During the nine months ended June 30, 2006, we received proceeds of $39 million from the disposition of certain assets of our off-highway brakes business.

Discontinued operations provided cash flows for investing activities of $177 million for the nine months ended June 30, 2007 compared to $174 million in the first nine months of fiscal year 2006. We received $205 million in net proceeds from the sale of ET in the third quarter of fiscal year 2007. In the prior year, we received proceeds of approximately $200 million from the sale of our LVA North American filters and exhaust businesses and our 39-percent equity ownership interest in Purolator India, a light vehicle

ARVINMERITOR, INC.

aftermarket joint venture. Discontinued operations used cash of $29 million for capital expenditures in the first nine months of fiscal year 2007 compared to $33 million in fiscal year 2006.

	Nine Months Ended
	June 30,
	2007	2006
FINANCING CASH FLOWS
Borrowings (payments) on accounts receivable securitization program	$49	$(66)
Issuance of convertible notes	200	470
Repayment of notes and term loan	(249)	(603)
Payments on lines of credit and other, net	—	(14)
Net change in debt	—	(213)
Debt issuance and extinguishment costs	(10)	(28)
Proceeds from exercise of stock options	21	1
Cash dividends	(21)	(21)
Other financing activities	(1)	—
Net financing cash flows used by discontinued operations	—	(3)
CASH USED FOR FINANCING ACTIVITIES	$(11)	$(264)

Cash used for financing activities was $11 million in the first nine months of fiscal year 2007, compared to $264 million in the first nine months of fiscal year 2006. In February 2007, we issued $200 million of 4.00 percent convertible senior unsecured notes due 2027. Net proceeds from the issuance of these notes were used along with available cash to retire outstanding debt, including our $170 million outstanding Term Loan B under our senior secured credit facility; $39 million of our 9.5 percent subordinated debentures due 2027 and $18 million of our outstanding 8-3/4 percent notes. We incurred $10 million of cash costs, including premiums paid, related to these transactions. In the third quarter of fiscal year 2007, we purchased, at a premium, an additional $17 million of our outstanding 8-3/4 percent notes.

In the third quarter of fiscal year 2006, we received proceeds of $170 million from the Term Loan B. In March 2006, we issued $300 million of 4.625 percent convertible senior unsecured notes due 2026. Net proceeds from the offering, along with proceeds from the sales of our LVA North American filters and exhaust businesses and borrowings under our accounts receivable securitization programs, were used to purchase and extinguish $600 million of certain outstanding near-term debt maturities. We incurred $28 million of cash costs related to these transactions. Additionally, in the first quarter of fiscal year 2006, we purchased, at a discount, $3 million of our 6.8 percent notes on the open market.

Capitalization (in millions)

	June 30, 2007	September 30, 2006
Short-term debt	$108	$56
Long-term debt	1,118	1,174
Total debt	1,226	1,230
Minority interests	77	64
Shareowners’ equity	823	944
Total capitalization	$2,126	$2,238

Ratio of debt to capitalization	58%	55%

We remain committed to improving our cash flow generation, the reduction of debt and regaining investment grade financial metrics. For the first nine months of fiscal 2007, our primary source of liquidity was borrowings on our accounts receivable securitization facilities and proceeds from divestitures. Our total debt to capitalization ratio was 58 percent at June 30, 2007 and 55 percent at September 30, 2006. The increase reflects losses on the disposition of discontinued operations.

ARVINMERITOR, INC.

Liquidity

Revolving and Other Debt – In June 2006, we replaced our $900 million revolving credit facility that was to expire in 2008 with two new senior secured credit facilities totaling $1.15 billion (the new credit facilities). The new credit facilities included a $980 million revolving credit facility and a $170 million term loan (Term Loan B) maturing in 2011 and 2012, respectively. In February 2007, the company amended the revolving credit facility, reducing the borrowing capacity to $900 million, and used the net proceeds from the issuance of the 2007 convertible notes to pay in full the $170 million aggregate principal amount outstanding on the Term Loan B. At June 30, 2007, no amounts were outstanding on the revolving credit facility.

Borrowings under the amended revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the new credit facility. At June 30, 2007, the margin over the LIBOR rate was 150 basis points, and the commitment fee was 30 basis points. Similar to the prior revolving credit facility, the new revolving credit facility includes a $150 million limit on the issuance of letters of credit. At June 30, 2007 and September 30, 2006, approximately $30 million and $25 million of letters of credit, respectively, were issued. Borrowings under the revolving credit facility are collateralized by approximately $950 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property, and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the amended revolving credit facility. The new credit facility requires us to maintain a total net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio of no greater than 5.00x and a minimum fixed charge coverage ratio (EBITDA less capital expenditures to interest expense) of no less than 1.25x. At June 30, 2007, we were in compliance with all covenants.

.

Debt Securities - In March 2007, the company extinguished the $39 million of outstanding subordinated debentures at a premium and purchased, at a premium, $18 million of outstanding 8-3/4 percent notes on the open market. In fiscal year 2006, we completed several transactions which strengthened our ongoing liquidity by extending or eliminating certain debt maturities. Specifically, we purchased, at a discount, $69 million of our $380 million outstanding 8-3/4 percent notes and $3 million of our outstanding 6.8 percent notes on the open market and we completed an offer to repurchase $600 million aggregate principal amount of our previously outstanding notes in the following amounts: $195 million of our outstanding $200 million 6.625 percent notes due in 2007; $95 million of our outstanding $100 million 6.75 percent notes due in 2008; $225 million of our outstanding $302 million 6.8 percent notes due in 2009; and $85 million of our outstanding $91 million 7.125 percent notes also due in 2009. Also in fiscal year 2006, we purchased $12 million of U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest through the stated maturity on the $5 million outstanding 6-3/4% notes due 2008 and the $6 million outstanding 7.125% notes due 2009, in order to defease certain covenants under the associated indenture.

We have $150 million of debt securities remaining unissued under our shelf registration filed with the SEC in April 2001.

Convertible Notes – In February 2007, the company issued $200 million of 4.00 percent convertible senior unsecured notes due 2027 (the “2007 convertible notes”). The 2007 convertible notes were sold by the company to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. The 2007 convertible notes were registered for resale under the Securities Act of 1933 in June 2007. Net proceeds received by the company, after issuance costs, were $194 million. The related debt issuance costs are being amortized over a twelve-year term, which represents the earliest date that the company can redeem the 2007 convertible notes. The company used the net proceeds from this offering to pay in full the $170 million aggregate principal amount outstanding on the Term Loan B (see Revolving and Other Debt above).

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

Accounts Receivable Securitization and Factoring – In March 2006, we entered into a European arrangement to sell trade receivables through one of our European subsidiaries. Under the arrangement, we sell up to, at any point in time, €100 million ($134 million) of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We continue to perform collection and administrative functions related to these receivables We had utilized, net of retained interests, €87 million ($117 million) and €41 million ($55 million) of this accounts receivable securitization facility as of June 30, 2007 and September 30, 2006, respectively. We also participate in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $250 million program, which was established in September 2005 and amended in fiscal year 2006, we sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At June 30, 2007 and September 30, 2006, we had utilized $89 million and $40 million of this accounts receivable securitization facility, respectively. Borrowings under this arrangement are collateralized by approximately $258 million of receivables held at ARC at June 30, 2007. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At June 30, 2007, we were in compliance with all covenants.

In addition, several of our European subsidiaries factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored receivables excluded from accounts receivable was $137 million and $84 million at June 30, 2007 and September 30, 2006, respectively.

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

The results of the sensitivity analysis are as follows (in millions):

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase / (Decrease) on
Market Risk
Foreign Currency Sensitivity:
Forward contracts(1)	$28.6	(28.6)	Fair Value
Foreign currency denominated debt	$2.3	(2.3)	Fair Value

Interest Rate Sensitivity:
Debt - fixed rate	$(45.6)	47.9	Fair Value
Debt - variable rate	$(4.4)	4.4	Cash Flow

Interest rate swaps (pay variable, receive fixed)	$(10.9)	10.9	Fair Value

(1) Includes only the risk related to the derivative instruments that serve as hedges and does not include the risk related to the underlying hedged item or on other operating transactions. The analyses assume overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of Charles G. McClure, Jr., Chairman of the Board, Chief Executive Officer and President; and James D. Donlon, III, Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 6. Exhibits.

10

Amended and Restated Purchase Agreement between ArvinMeritor and EMCON Technologies Holdings Limited, dated as of February 2, 2007, filed as Exhibit 2 to the Current Report on Form 8-K/A (Amendment No. 1), filed on June 1, 2007 (File No. 1-15983), is incorporated herein by reference.

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

ARVINMERITOR, INC.

Date: July 31, 2007	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: July 31, 2007	By:	/s/	J.A. Craig
J.A. Craig
Vice President and Controller
(Chief Accounting Officer)