Form 10-K
period 2007-09-30
ARVINMERITOR INC
filed 2007-11-19
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2007
Commission file number 1-15983

ARVINMERITOR, INC.
(Exact name of registrant as specified in its charter)

Indiana	38-3354643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2135 West Maple Road
Troy, Michigan	48084-7186
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 435-1000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value (including the	New York Stock Exchange
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
     Yes [ X ]       No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer [ X ]     Accelerated filer [   ]     Non-accelerated filer [   ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes [   ]       No [ X ]

     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 30, 2007 (the last business day of the most recently completed second fiscal quarter) was approximately $1,290.5 million.

     72,578,006 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on January 25, 2008 is incorporated by reference into Part III.

PART I

Item 1. Business.

     ArvinMeritor, Inc. (the "company" or "ArvinMeritor"), headquartered in Troy, Michigan, is a global supplier of a broad range of integrated systems, modules and components serving commercial truck, light vehicle, trailer and specialty original equipment manufacturers (“OEMs”) and certain aftermarkets.

     ArvinMeritor was incorporated in Indiana in 2000 in connection with the merger of Meritor Automotive, Inc. ("Meritor") and Arvin Industries, Inc. ("Arvin"). As used in this Annual Report on Form 10-K, the terms "company," "ArvinMeritor," "we," "us" and "our" include ArvinMeritor, its consolidated subsidiaries and its predecessors unless the context indicates otherwise.

     The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30, and its fiscal year ends on the Sunday nearest September 30. Fiscal year 2007 ended on September 30, 2007 and fiscal year 2006 ended on October 1, 2006. All year and quarter references relate to our fiscal year and fiscal quarters unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end.

     Whenever an item of this Annual Report on Form 10-K refers to information in the Proxy Statement for the Annual Meeting of Shareowners of ArvinMeritor to be held on January 25, 2008 (the "2008 Proxy Statement"), or under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Item 8. Financial Statements and Supplementary Data, the information is incorporated in that item by reference.

     ArvinMeritor serves a broad range of OEM customers worldwide, including truck OEMs, light vehicle OEMs, trailer producers and specialty vehicle manufacturers, and certain aftermarkets. Our total sales from continuing operations in fiscal year 2007 were $6.4 billion. Our ten largest customers accounted for approximately 59% of fiscal year 2007 sales from continuing operations. We operated 72 manufacturing facilities in 23 countries around the world as of September 30, 2007, including facilities operated by joint ventures in which we have interests. Sales from continuing operations outside North America accounted for approximately 50% of total sales from continuing operations in fiscal year 2007. Our continuing operations also participated in eight unconsolidated joint ventures that generated revenues of approximately $1.18 billion in fiscal year 2007.

     In fiscal year 2007, we served customers worldwide through the following businesses:

     Continuing Operations:

  Commercial Vehicle Systems ("CVS") supplies drivetrain systems and components, including axles and drivelines, braking systems, suspension systems and ride control products for medium-and heavy-duty trucks, trailers and specialty vehicles to OEMs and to the commercial vehicle aftermarket.

  Light Vehicle Systems ("LVS") supplies body systems (roof and door systems), chassis systems (suspension systems and modules and ride control products) and wheel products for passenger cars, all-terrain vehicles, light and medium trucks and sport utility vehicles to OEMs.

     Discontinued Operations:

  Emissions Technologies ("ET") supplied exhaust systems and exhaust system components, including mufflers, exhaust pipes, catalytic converters, diesel particulate filters and exhaust manifolds, to commercial and light vehicle OEMs as original equipment and replacement parts and to dealers for service parts. The ET business was sold on May 17, 2007. See “Strategic Initiatives” below.

  Light Vehicle Aftermarket ("LVA") supplied exhaust, motion control and filter products and other automotive parts to the passenger car, light truck and sport utility aftermarket. In October 2004, we announced our intention to divest our LVA business, and we reported this business in discontinued operations for accounting purposes. A significant portion of the LVA businesses were sold in fiscal year 2006, and the remainder were sold in fiscal year 2007. See “Strategic Initiatives” below.

     See Notes 1 and 3 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information with respect to changes in continuing and discontinued operations.

     See Item 1A. Risk Factors below for information on certain risks that could have an impact on our business, financial condition or results of operations in the future.

     Note 24 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data contains financial information by segment for continuing operations for each of the three years ended September 30, 2007, including information on sales and assets by geographic area. The heading "Products" below includes information on CVS and LVS sales by product for each of the three fiscal years ended September 30, 2007.

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

Business Strategies

     We are a global supplier of a broad range of integrated systems, modules and components for use in commercial, specialty and light vehicles worldwide, and we have developed market positions as a leader in most of our served markets. We are working to enhance our leadership positions and capitalize on our existing customer, product and geographic strengths, and to increase sales, earnings and shareowner returns. To achieve these goals, we are working to refocus our business by evaluating our product portfolio to focus on our core competencies, and regenerate and grow the businesses that offer attractive returns. As part of these strategies, in fiscal year 2007 we implemented a new operational improvement initiative, Performance Plus, designed to improve cash flow, earnings and shareowner value.

     Several significant factors and trends in the automotive industry present opportunities and challenges to industry suppliers and influence our business strategies. These factors and trends include the cyclicality of the industry, including the effects of new emissions regulations for commercial vehicles on vehicle sales and production; consolidation and globalization of OEMs and their suppliers; revised outsourcing patterns by OEMs; increased demand for modules and systems by OEMs; pricing pressures from OEMs that could negatively impact suppliers’ earnings even when sales volumes are increasing; the rising cost of raw materials, primarily steel and oil; rapid market growth in developing countries; and an increasing emphasis on engineering and technology. Our specific business strategies, described below, are influenced by these industry factors and trends and are focused on leveraging our resources to create competitive product offerings.

     Minimize the Risks of Cyclicality Through Business Diversity. The commercial and light vehicle industries are cyclical in nature and subject to periodic fluctuations in demand for vehicles, accentuated for commercial vehicles in North America by patterns of “pre-buy” before the effective date of new emissions regulations. This in turn results in fluctuations in demand for our products. We seek to diversify our business in order to mitigate the effects of market downturns and better accommodate the changing needs of OEMs. We strive to maintain diversity in three areas:

  Products. We manufacture and sell a wide range of products in various segments of the commercial vehicle and automotive market. For fiscal year 2007, our annual sales from continuing operations include $4.2 billion for CVS and $2.2 billion for LVS.

  Customers. A diverse customer base helps to mitigate market fluctuations. We have a large customer base comprised of most major vehicle producers. Our largest customer represented 16% of our total sales in fiscal year 2007.

  Global Presence. Cycles in the major geographic markets of the automotive industry are not necessarily concurrent or related. We seek to maintain a strong global presence and to expand our global operations to mitigate the effect of periodic fluctuations in demand in one or more geographic areas. A strong global presence also helps to meet the global sourcing needs of our customers.

     Focus on Organic Growth While Reviewing Strategic Opportunities. Our goal is to grow businesses that offer attractive returns and are core to our operations. We have identified the areas of our core business that we believe have the most potential for leveraging into other products and markets, and we are focusing our resources on these areas. We also seek to take advantage of opportunities for operating synergies and cross-selling of products between our commercial vehicle and light vehicle businesses. For example, we are exploring opportunities to apply our CVS drivetrain expertise in the development of undercarriage component systems for our LVS customers.

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

     Management believes that the strategy of continuing to introduce new and improved systems and technologies will be an important factor in our efforts to achieve our growth objectives. We will draw upon the engineering resources of our technical center in Detroit, Michigan, and our engineering centers of expertise in the United States, Brazil, China, France, Germany, India and the United Kingdom. See “Research and Development” below.

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

     In the environmental arena, our CVS group entered into an agreement in fiscal year 2007 to collaborate with Wal-Mart to develop a hybrid diesel-electric drivetrain for Class 8 trucks. This project has potential for environmental and economic benefits in the future, including significant improvements in fuel efficiency. We are also working with Unicell on a commercial pick-up and delivery program, using an alternative drivetrain, that has the potential to offer reduced emissions and fossil fuel consumption.

     To address safety, we have implemented a strategy of focusing on products and technologies that enhance overall vehicle stability. As part of this strategy, our CVS group is focusing on the integration of braking and stability products and suspension products, as well as the development of electronic control capabilities. CVS, through its joint venture with WABCO Holdings, Inc. (“WABCO”), has developed electronic braking systems that integrate anti-lock braking systems technology, automatic traction control and other key vehicle control system components to improve braking performance and reduce stopping distances for commercial motor vehicles. In fiscal year 2007, our LVS group announced its commitment to develop its global ride control business, as an integral part of improving vehicle stability. In addition, LVS designs its body systems to enhance the vehicle’s crashworthiness and develops systems that offer improved ride and vehicle control dynamics.

     Strengthen our Presence in Emerging Global Markets. Geographic expansion to meet the global sourcing needs of customers and to address new markets is an important element of our growth strategy. ArvinMeritor currently has wholly-owned operations and regional joint ventures in South America, a market experiencing significant growth. We also have joint ventures and wholly-owned subsidiaries in China and India and participate in programs to support customers as they establish and expand operations in those markets. In fiscal year 2007, we announced the appointment of a Senior Vice President, reporting directly to the chief executive officer, whose sole focus is to manage existing relationships, build new relationships and oversee our operations in the Asia-Pacific region, in furtherance of the goals of growing profitable sales and increasing outsourcing from the region and increasing our engineering and product development presence in India and China.

     Drive a Continuous Improvement Culture. In fiscal year 2007, we implemented the ArvinMeritor Production System (APS), a lean manufacturing initiative that guides our pursuit of operational excellence. APS integrates several of our previous initiatives into a set of actions that focus on improving systems, processes, behaviors and capabilities. Throughout the company, continuous improvement teams work to achieve significant cost savings, increase productivity and efficiency, improve design and quality, streamline operations and improve workplace safety. A continuous improvement culture is important to our business operations and to maintaining and improving our earnings.

     APS was implemented as part of Performance Plus, our initiative to improve operational performance and increase cash flow, earnings and shareowner value. The actions and programs that are part of Performance Plus focus on operational excellence (materials; manufacturing; and overhead) and commercial excellence (engineering, research and development; product strategy and growth; and aftermarket).

Products

     ArvinMeritor designs, develops, manufactures, markets, distributes, sells, services and supports a broad range of products for use in commercial, specialty and light vehicles. In addition to sales of original equipment systems and components, we provide our products to OEMs, dealers, distributors, fleets and other end-users in certain aftermarkets.

     In recent years, we have executed a strategy of analyzing our product portfolio and refocusing the business on our core competencies, resulting in divestiture of some businesses and product lines. Since the beginning of fiscal year 2006, we have sold the ET business and a significant portion of the LVA business (see “Strategic Initiatives” below). All of these operations have been reported in discontinued operations for accounting purposes.

     The following chart sets forth operating segment sales as a percentage of total sales for continuing operations by product for each of the three fiscal years ended September 30, 2007. A narrative description of the principal products of our continuing operations, as well as the principal products of our discontinued operations, during these periods follows the chart.

	Fiscal Year Ended
	September 30,
CVS:	2007	2006	2005
Undercarriage and Drivetrain Systems	59%	60%	59%
Specialty Systems (1)	6%	5%	4%
Total CVS	65%	65%	63%

LVS:
Body Systems	19%	19%	20%
Chassis Systems	11%	13%	14%
Wheel Products	5%	3%	3%
Total LVS	35%	35%	37%
Total	100%	100%	100%
____________________

(1)	In October 2005, we sold certain assets of our off-highway brake business. Sales from these products are included in CVS Specialty Systems for fiscal year 2005.

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

     Through a 50%-owned joint venture, we develop, manufacture and sell truck suspensions, trailer axles and suspensions and related wheel-end products in the South American market.

     Braking Systems. We are a leading independent supplier of air and hydraulic brakes to medium- and heavy-duty commercial vehicle manufacturers in North America and Europe. In Brazil, one of the largest truck and trailer markets in the world, our 49%-owned joint venture with Randon S. A. Veiculos e Implementos is a leading supplier of brakes and brake-related products.

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

     Federal regulations require that new heavy- and medium-duty vehicles sold in the United States be equipped with ABS. Our 50%-owned joint venture with WABCO is the leading supplier of ABS and a supplier of other electronic and pneumatic control systems for North American heavy-duty commercial vehicles. The joint venture also supplies hydraulic ABS to the North American medium-duty truck market and produces stability control systems for tractors and trailers, which are designed to help maintain vehicle stability and aid in reducing tractor-trailer rollovers.

     Transmissions. A marketing arrangement with ZF Friedrichshafen AG (“ZF”) allows us to provide the redesigned FreedomLine™, a fully automated mechanical truck transmission without a clutch pedal, to our customers.

     Specialty Systems

     Off-Highway Vehicle Products. We supply heavy-duty axles and drivelines in the Asia/Pacific region, for use in numerous off-highway vehicle applications, including construction, material handling, agriculture, mining and forestry. These products are designed to tolerate high tonnages and operate under extreme conditions. Prior to the first quarter of fiscal year 2006, when we sold the off-highway brakes business, we also supplied brakes in North America, South America, Europe and the Asia/Pacific region.

     Government Products. We supply axles, brakes and brake system components including ABS, trailer products, transfer cases and drivelines for use in medium-duty and heavy-duty military tactical wheeled vehicles, principally in North America. In fiscal year 2007, we were selected by three OEMs to provide drivetrain systems, consisting of front and rear axles, braking systems, drivelines and transfer cases, for Mine Resistant Ambush Protected (MRAP) vehicles, a new generation of armored personnel vehicles, for the U.S. military.

     Specialty Vehicle Products. We supply axles, brakes and transfer cases for use in buses, coaches and recreational, fire and other specialty vehicles in North America and Europe, and we are the leading supplier of bus and coach axles and brakes in North America.

     Light Vehicle Systems

     Body Systems

     Roof Systems. ArvinMeritor is one of the world's leading independent suppliers of sunroofs and roof system products for use in passenger cars, light trucks and sport utility vehicles, including our Golde® brand sunroofs. We make complete roofs, some of which incorporate sunroofs, that provide OEMs with cost savings by reducing assembly time and parts. Our roof system manufacturing facilities are located in North America and Europe and, through a joint venture, in the Asia/Pacific region.

     Door Systems. We are a leading supplier of integrated door modules and systems, including manual and power window regulators and latch systems. Our power and manual door system products utilize numerous technologies, including our own electric motors with electronic function capabilities, including anti-squeeze technologies, which are custom designed for individual applications to maximize operating efficiency and reduce noise levels. We manufacture door system components at plants in North and South America, Europe and the Asia/Pacific region.

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

     Chassis Systems

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

     Ride Control Products. This business, which includes our Gabriel® line of products, provides light, medium and heavy-duty ride control products, including twin tube and monotube shock absorbers and struts, as original and replacement parts. We committed in 2007 to developing our global ride control business as part of our focus on products that improve vehicle stability. Our Gabriel® business had previously been reported in discontinued operations as part of our Light Vehicle Aftermarket business (see “Strategic Initiatives” below).

     Wheel Products

     We are a leading supplier of steel wheel products to the light vehicle OEM market, principally in North and South America. We have wheel manufacturing facilities in Brazil and Mexico. Our wheel products include fabricated steel wheels, bead seat attached wheels, full-face designed wheels and clad wheels with the appearance of a chrome finish. Our cladding process offers enhanced styling options previously available only in aluminum wheels. We are also using our expertise in this area to develop wheel products for the medium- and heavy-duty truck markets.

     Discontinued Operations

     Light Vehicle Aftermarket. The principal LVA products included mufflers; exhaust and tail pipes; catalytic converters; shock absorbers; struts; gas lift supports and vacuum actuators; and automotive oil, air, and fuel filters. These products were sold under the brand names Arvin® (mufflers); Gabriel® (shock absorbers); and Purolator® (filters). LVA also marketed products under private label to some customers. In the second quarter of fiscal year 2007, we decided to retain the Gabriel ride control business as part of our LVS segment, and this business is now presented as continuing operations (see “Light Vehicle Systems – Chassis Systems” above). The remainder of the LVA businesses were sold in fiscal years 2006 and 2007 (see “Strategic Initiatives”below).

     Emissions Technologies. Prior to the sale of the ET business in May 2007 (see “Strategic Initiatives”below), ET was a supplier of a complete line of exhaust systems and exhaust system components, including mufflers, exhaust pipes, catalytic converters, diesel particulate filters and exhaust manifolds to light vehicle OEMs primarily as original equipment, while also supporting manufacturers’ needs for replacement parts and dealers’ needs for service parts. ET also adapted products and applications from the LVS emissions technologies business and introduced new technologies to develop a portfolio of products and applications to address increasingly stringent regulatory standards for diesel particulate matter and nitrogen oxide (NOx) emissions in commercial vehicles.

Customers; Sales and Marketing

     ArvinMeritor's operating segments have numerous customers worldwide and have developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 59% of our total sales from continuing operations in fiscal year 2007.

     Both CVS and LVS market and sell products principally to OEMs. CVS and LVS generally compete for new business from OEMs, both at the beginning of the development of new vehicle platforms and upon the redesign of existing platforms. New platform development generally begins two to four years prior to start-up of production. In North America, CVS also markets truck and trailer products directly to dealers, fleets and other end-users, which may designate the components and systems of a particular supplier for installation in the vehicles they purchase from OEMs. CVS also provides truck and trailer products and off-highway and specialty products to OEMs, dealers and distributors in the aftermarket.

     Consistent with industry practice, CVS and LVS make most of their sales to OEMs through open purchase orders, which do not require the purchase of a minimum number of products. The customer typically may cancel these purchase orders on reasonable notice. CVS and LVS also sell products to certain customers under long-term arrangements that require us to provide annual cost reductions (through price reductions or other cost benefits for the OEMs). If we are unable to generate sufficient cost savings in the future to offset such price reductions, our gross margins will be adversely affected (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below).

     See Item 1A. Risk Factors for information on customers accounting for 10% or more of our consolidated revenues in fiscal year 2007 and certain risks associated with our dependence on large OEM customers.

Competition

     CVS and LVS compete worldwide with a number of North American and international providers of components and systems, some of which are owned by or associated with some of our customers. The principal competitive factors are price, quality, service, product performance, design and engineering capabilities, new product innovation and timely delivery. In addition, certain OEMs manufacture for their own use products of the types we supply.

     The major competitors of CVS are Dana Corporation and AxleTech International (truck axles and drivelines); Knorr/Bremse, Haldex, and WABCO (braking systems); Hendrickson and Holland/Neway (suspension systems); Hendrickson and Dana Corporation (trailer products); Dana Corporation/Knorr, ZF, MAN and Voith AG (specialty products); and Eaton Corporation (transmissions). LVS has numerous competitors across its various product lines worldwide, including Webasto, Inalfa and Aisin (roof systems); Brose, Intier, Kiekert AG, Mitsui, Valeo, Aisin and Grupo Antolin (door and access control systems); ZF, Thyssen-Krupp, Delphi, Visteon, TRW, Tenneco Automotive and Benteler (suspension modules); Thyssen-Krupp, NHK Spring, San Luis Rassini, Mubea and Sogefi (suspension systems); Tenneco, Kayaba and Sachs (ride control); and Hayes-Lemmerz, Topy, Accuride and CMW (wheel products).

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

     Prices of certain raw materials, primarily steel and oil, for our business segments' manufacturing needs negatively impacted our operating income in fiscal year 2007. We are taking actions to mitigate the effects of higher steel prices, including alternative sourcing of materials or components, consolidating and selling scrap from our facilities, re-engineering our products to be less dependent on steel and entering into commodity hedging arrangements. We also negotiate with customers to recover some of the increased costs, and we have had some success in recovering a portion of higher steel prices from our customers. However, if supplies are inadequate for our needs, or if prices remain at current levels or increase and we are unable to either pass these prices to our customer base or otherwise mitigate the costs, our operating income could be further adversely affected.

Strategic Initiatives

     As described above, our business strategies are focused on enhancing our market position by evaluating our product portfolio to focus on our core competencies, and growing the businesses that offer the most attractive returns. Implementing these strategies involves various types of strategic initiatives.

     Restructuring. As part of our strategy to rationalize our business, in fiscal year 2005, we announced restructuring plans with respect to continuing operations to eliminate salaried and hourly positions and to consolidate, downsize, close or sell underperforming businesses or facilities. This program resulted in the reduction of approximately 900 salaried and 1,900 hourly employees and the sale, closure or consolidation of 11 global facilities, primarily in the LVS and ET businesses. These actions were intended to align capacity with industry conditions, utilize assets more efficiently and improve operations. Actions related to this program were substantially completed in fiscal year 2007. Cumulative restructuring costs for this program, including amounts recorded in discontinued operations, were $128 million as of September 30, 2007, none of which was recorded in fiscal year 2007. The total costs include $90 million of employee termination benefits, $29 million of asset impairment charges and $9 million of other closure costs.

     The company implemented Performance Plus, a profit improvement and cost reduction initiative, in fiscal year 2007. As part of this program, we identified significant restructuring actions intended to improve our global footprint and cost competitiveness by eliminating up to 2,800 positions in North America and Europe and consolidating and combining certain global facilities, with costs to be incurred over the next several years. We recorded restructuring costs of $72 million in fiscal year 2007 related to these actions. These costs include $64 million of estimated employee severance benefits, relating to a reduction of approximately 271 salaried and 784 hourly employees, and $8 million of asset impairment charges associated with certain plant closures.

     See Note 5 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for further information on our restructuring actions.

     Divestitures. As part of our strategy to refocus our business and dedicate our resources to our core capabilities, we regularly review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. We completed the following initiatives since the beginning of fiscal year 2007 (see Notes 3 and 6 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below):

  In the third quarter of fiscal year 2007, we sold our ET business to EMCON Technologies Holdings Limited, a private equity affiliate of JPMorgan Securities, Inc.

  In the fourth quarter of fiscal year 2007, we sold our European aftermarket exhaust and filters operations to Klarius Group Limited. This transaction completed the sale of our LVA businesses (except the aftermarket ride control business, as described below).

     We completed the sale of a significant part of our LVA businesses in fiscal years 2006 and 2007. In the second quarter of fiscal year 2007, we decided to retain the Gabriel aftermarket ride control business, as part of the core light vehicle strategy developed through our Performance Plus initiative. As a result, the financial condition and results of this business are now reported in continuing operations for all periods presented. See Note 3 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

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

Joint Ventures

     As the automotive industry has become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. As of September 30, 2007, our continuing operations participated in 20 joint ventures with interests in the United States, Brazil, Canada, China, Colombia, France, Germany, India, Mexico, the Slovak Republic, Turkey and Venezuela.

     In accordance with accounting principles generally accepted in the United States, our consolidated financial statements include the operating results of those joint ventures in which we have control. See Note 13 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

     Since the beginning of fiscal year 2007, we completed the following initiatives with respect to our joint ventures:

  In the fourth quarter of fiscal year 2007, we entered into a joint venture with Chery Automobile Co., Ltd., a Chinese OEM, to design and manufacture chassis systems and components in China; and

  In the first quarter of fiscal year 2008, we entered into an agreement with TRW Automotive Aftermarket to form a joint venture to distribute shock absorbers in the European aftermarket.

Research and Development

     We have significant research, development, engineering and product design capabilities. We spent $124 million in fiscal year 2007, $114 million in fiscal year 2006, and $114 million in fiscal year 2005 on company-sponsored research, development and engineering. At September 30, 2007, we employed approximately 1,050 professional engineers and scientists, and we had additional engineering capabilities through contract arrangements in low-cost countries.

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

     Our registered trademarks ArvinMeritor® and Meritor® are important to our business. Other significant trademarks owned by us include Euclid™ (aftermarket products) with respect to CVS; and Fumagalli™ (wheels) and Gabriel® (shock absorbers and struts) with respect to LVS.

     Substantially all of our intellectual property is subject to a first priority perfected security interest securing our obligations to the lenders under our credit facility. See Note 16 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Employees

     At September 30, 2007, we had approximately 18,000 full-time employees. At that date, approximately 2,600 employees in the United States and Canada were covered by collective bargaining agreements and most of our facilities outside of the United States and Canada were unionized. We believe our relationship with unionized employees is satisfactory.

     Our collective bargaining agreement with the Canadian Auto Workers (“CAW”) at our CVS brakes facility in Ontario, Canada, expired on June 3, 2006. On June 4, 2006, we announced that, after lengthy negotiations, a new tentative agreement with the CAW had not yet been reached and, as a result, we had suspended operations at the facility. On June 12, 2006, we reached a tentative agreement with the CAW, which was subsequently ratified on June 14, 2006, and resumed operations. As a result of this work stoppage, we experienced temporary manufacturing inefficiencies and incurred certain costs in order to return to normal production. See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information on the estimated financial impact of this work stoppage in fiscal years 2006 and 2007. Other than the foregoing, no significant work stoppages have occurred in the past five years.

Environmental Matters

     Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have, and will continue to have, an impact on our manufacturing operations. We record liabilities for environmental issues in the accounting period in which our responsibility and investigation and remediation plan become probable and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, we record a liability for our allocable share of costs related to our involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. At environmental sites in which we are the only potentially responsible party, we record a liability for the total probable and estimable costs of remediation before consideration of recovery from insurers or other third parties.

     We have been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined. In addition to Superfund sites, various other lawsuits, claims and proceedings have been asserted against us, alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. We have established reserves for these liabilities when they are considered to be probable and reasonably estimable. See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information as to our estimates of the total reasonably possible costs we could incur and the amounts recorded as a liability as of September 30, 2007, and as to changes in environmental accruals during fiscal year 2007.

     The process of estimating environmental liabilities is complex and dependent on evolving physical and scientific data at the site, uncertainties as to remedies and technologies to be used, and the outcome of discussions with regulatory agencies. The actual amount of costs or damages for which we may be held responsible could materially exceed our current estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation and other factors that make it difficult to predict actual costs accurately. However, based on management's assessment, after consulting with Vernon G. Baker, II, Esq., General Counsel of ArvinMeritor, and with outside advisors who specialize in environmental matters, and subject to the difficulties inherent in estimating these future costs, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business, financial condition or results of operations. In addition, in future periods, new laws and regulations, changes in remediation plans, advances in technology and additional information about the ultimate clean-up remedy could significantly change our estimates. Management cannot assess the possible effect of compliance with future requirements.

International Operations

     Approximately 42% of our total assets related to continuing operations as of September 30, 2007 and 50% of fiscal year 2007 sales from continuing operations were outside North America. See Note 24 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for financial information by geographic area for the three fiscal years ended September 30, 2007. Our international operations are subject to a number of risks inherent in operating abroad (see Item 1A. Risk Factors below). There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

     Our operations are also exposed to global market risks, including foreign currency exchange rate risk related to our transactions denominated in currencies other than the U.S. dollar. We have implemented a foreign currency cash flow hedging program to help reduce the company’s exposure to changes in exchange rates. We use foreign currency forward contracts to manage the company’s exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. The contracts generally mature within 12 to 24 months. It is our policy not to enter into derivative financial instruments for speculative purposes and, therefore, we hold no derivative instruments for trading purposes. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note 17 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Seasonality; Cyclicality

     CVS and LVS may experience seasonal variations in the demand for products to the extent automotive vehicle production fluctuates. Historically, for both segments, demand has been somewhat lower in the quarters ended September 30 and December 31, when OEM plants may close during model changeovers and vacation and holiday periods.

     In addition, the industries in which CVS and LVS operate have been characterized historically by periodic fluctuations in overall demand for trucks, passenger cars and other vehicles for which we supply products, resulting in corresponding fluctuations in demand for our products. Production and sales of the vehicles for which we supply products generally depend on economic conditions and a variety of other factors that are outside our control, including customer spending and preferences, labor relations and regulatory requirements. See Item 1A. Risk Factors below. Cycles in the major automotive industry markets of North America and Europe are not necessarily concurrent or related. We have sought and will continue to seek to expand our operations globally to help mitigate the effect of periodic fluctuations in demand of the automotive industry in one or more particular countries.

     The following table sets forth vehicle production in principal markets served by CVS and LVS for the last five fiscal years:

	Year Ended September 30,
	2007	2006	2005	2004	2003
Commercial Vehicles (in thousands):
North America, Heavy-Duty Trucks	246	352	324	235	164
North America, Medium-Duty Trucks	172	216	208	172	141
United States and Canada, Trailers	275	312	327	284	213
Western Europe, Heavy- and Medium-Duty Trucks	480	439	421	376	364
Western Europe, Trailers	140	118	115	109	98

Light Vehicles (in millions):
North America	15.1	15.7	15.6	15.9	16.0
South America	3.3	3.0	2.7	2.3	2.0
Western Europe (including Czech Republic)	16.5	16.4	16.4	16.9	16.7
Asia/Pacific	26.7	24.8	22.5	20.9	18.9

Source: Automotive industry publications and management estimates.

     We anticipate the North American heavy-duty truck market to decrease approximately 11% in fiscal year 2008, with production at an estimated 210,000 to 230,000 units. In Western Europe, we expect production of heavy- and medium-duty trucks to be at near-record levels of approximately 530,000 to 540,000 units. Our most recent outlook shows North American and Western European light vehicle sales during fiscal year 2008 to be approximately 16 million and 17 million units, respectively. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview and - Results of Operations below for information on the effects of recent market cycles on our sales and earnings.

Available Information

     We make available free of charge through our web site (www.arvinmeritor.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed.

Cautionary Statement

     This Annual Report on Form 10-K contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market cycles and conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); availability and cost of raw materials, including steel and oil; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of the company’s suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations and the ability to achieve the expected benefits of restructuring actions; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of the company’s debt; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; rising costs of pension and other postretirement benefits and possible changes in pension and other accounting rules; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of this Annual Report on Form 10-K: Item 1. Business, “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Strategic Initiatives”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

     The industries in which CVS and LVS operate have been characterized historically by periodic fluctuations in overall demand for trucks, passenger cars and other vehicles for which we supply products, resulting in corresponding fluctuations in demand for our products. The cyclical nature of the automotive industry cannot be predicted with certainty.

     Production and sales of the vehicles for which we supply products generally depend on economic conditions and a variety of other factors that are outside our control, including customer spending and preferences, labor relations and regulatory requirements. In particular, demand for CVS products can be affected by pre-buy before the effective date of new regulatory requirements, such as changes in emissions standards. Implementation of new, more stringent, emissions standards is scheduled for 2010 in the U.S. and 2008 in Europe, and we believe that heavy-duty truck demand in these markets could increase prior to the effective dates of the new regulations, and correspondingly decrease after the new standards are implemented. CVS Aftermarket sales depend on overall levels of truck ton miles and gross domestic product (GDP) and may be lower at times of slower economic growth or economic contraction.

     CVS and LVS may also experience seasonal variations in the demand for products to the extent that automotive vehicle production fluctuates. Historically, for both segments, demand has been somewhat lower in the quarters ended September 30 and December 31, when OEM plants may close during model changeovers and vacation and holiday periods.

We depend on large OEM customers, and loss of sales to these customers could have an adverse impact on our business.

     Both CVS and LVS are dependent upon large OEM customers with substantial bargaining power with respect to price and other commercial terms. Loss of all or a substantial portion of sales to any of our large volume customers for whatever reason (including, but not limited to, loss of market share by these customers, loss of contracts, insolvency of such customers, reduced or delayed customer requirements, plant shutdowns, strikes or other work stoppages affecting production by such customers), or continued reduction of prices to these customers, could have a significant adverse effect on our financial results. There can be no assurance that we will not lose all or a portion of sales to our large volume customers, or that we will be able to offset continued reduction of prices to these customers with reductions in our costs.

     During fiscal year 2007, AB Volvo accounted for approximately 16% of our total sales from continuing operations, No other customer accounted for 10% or more of our total sales from continuing operations in fiscal year 2007. These sales include pass-through components that are acquired and incorporated into our systems or modules at the customer’s request.

     The level of our sales to large OEM customers depends on their production and sales volumes. Several of our significant customers have major union contracts that expire periodically and are subject to renegotiation. Any strikes or other actions that affect our customers’ production during this process would also affect our sales. Further, to the extent that the financial condition, including bankruptcy, or market share of any of our largest customers deteriorates or their sales otherwise decline, our financial position and results of operations could be adversely affected.

We operate in a highly competitive industry.

     Each of ArvinMeritor's businesses operates in a highly competitive environment. CVS and LVS compete worldwide with a number of North American and international providers of components and systems, some of which are owned by or associated with some of our customers. Some of these competitors are larger and have greater financial resources or have established relationships with significant customers. In addition, certain OEMs manufacture for their own use products of the types we supply, and any future increase in this activity could displace CVS and LVS sales.

     Many companies in the automotive industry have undertaken substantial contractual obligations to current and former employees, primarily with respect to pensions and other postretirement benefits. The bankruptcy or insolvency of a major competitor could result in that company’s eliminating or reducing some or all of these obligations, which could give that competitor a cost advantage over us.

A disruption in supply or a significant increase in price of raw materials or parts could impact our production and increase our costs.

     We concentrate our purchases of certain raw materials and parts over a limited number of suppliers. Some of these suppliers are located in developing countries, and some have experienced weakening financial strength in recent years that resulted, for some companies, in filing for protection under the bankruptcy laws. We are dependent upon the ability of our suppliers to meet performance and quality specifications and delivery schedules. The inability of a supplier to meet these requirements, the loss of a significant supplier, or any labor issues or work stoppages at a significant supplier, could disrupt the supply of raw materials and parts to our facilities and could have an adverse effect on us. During fiscal year 2007, we incurred approximately $10 million of one-time costs due to supplier reorganizations or financial difficulties.

     In addition, prices of raw materials, primarily steel and oil, for our business segments' manufacturing needs continued to have a negative impact on our operating income in fiscal year 2007. Although we have had some success in recovering a portion of higher steel prices from our customers, the price of steel, net of recoveries, continues to challenge our industry. We cannot predict the availability or price of steel in fiscal year 2008 and beyond. If steel supplies are inadequate for our needs, or if prices remain at current levels or increase and we are unable to either pass these prices to our customer base or otherwise mitigate the costs, our operating income could continue to be adversely affected.

Work stoppages or similar difficulties could significantly disrupt our operations.

     A work stoppage at one or more of our manufacturing facilities could have material adverse effects on our business. In addition, if a significant customer were to experience a work stoppage, that customer could halt or limit purchases of our products, which could result in shutting down the related manufacturing facilities. Also, a significant disruption in the supply of a key component due to a work stoppage at one of our suppliers could result in shutting down manufacturing facilities, which could have a material adverse effect on our business.

Our international operations are subject to a number of risks.

     We have a significant amount of facilities and operations outside the United States, including investments and joint ventures in developing countries. These international operations are subject to a number of risks inherent in operating abroad, including, but not limited to:

  risks with respect to currency exchange rate fluctuations;

  local economic and political conditions;

  disruptions of capital and trading markets;

  possible terrorist attacks or acts of aggression that could affect vehicle production or the availability of raw materials or supplies;

  restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);

  changes in legal or regulatory requirements;

  import or export licensing requirements;

  limitations on the repatriation of funds;

  difficulty in obtaining distribution and support;

  nationalization;

  the laws and policies of the United States affecting trade, foreign investment and loans;

  tax laws; and

  labor disruptions.

There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

Our liquidity, including our access to capital markets and financing, could be constrained by limitations in the overall credit markets, our credit ratings, our ability to comply with financial covenants in our debt instruments, and our suppliers suspending normal trade credit terms on our purchases.

     Our corporate credit rating at Standard & Poor’s is B+, at Moody’s Investors Service is B1, and at Fitch Ratings is BB-. Standard & Poor’s and Fitch Ratings have our credit ratings on negative outlook. There are a number of factors, including our ability to achieve the intended benefits from restructuring and other strategic activities on a timely basis, that could result in further lowering of our credit ratings. The rating agencies’ opinions about our creditworthiness may also be affected by their views of conditions in the automotive and trucking industry generally, including their views concerning the financial condition of our major OEM customers. If the credit rating agencies perceive further weakening in the industry, they could lower our ratings. Further declines in our ratings could reduce our access to capital markets, further increase our borrowing costs and result in lower trading prices for our securities.

     Our ability to borrow under our existing financing arrangements depends on our compliance with covenants in the related agreements, and on our performance against covenants in our bank credit facility that require compliance with certain financial ratios as of the end of each fiscal quarter. In October 2007, we amended these financial ratio covenants to provide more flexibility through the third quarter of fiscal year 2008. To the extent that we are unable to maintain compliance with these requirements or to perform against the financial ratio covenants, due to one or more of the various risk factors discussed herein or otherwise, our ability to borrow, and our liquidity, would be adversely impacted.

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

     We announced restructuring actions in fiscal year 2007, as part of our Performance Plus profit improvement and cost reduction initiative, and we may undertake additional restructuring actions in the future. There is no assurance that the total costs and total cash costs associated with the current and any future restructuring will not exceed our estimates, or that we will be able to achieve the intended benefits of these restructurings.

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

     With respect to environmental liabilities, we have been designated as a potentially responsible party at seven Superfund sites, and various other lawsuits, claims and proceedings have been asserted against us alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments. We have established reserves for these liabilities, but the process of estimating environmental liabilities is complex and dependent on evolving physical and scientific data at the site, uncertainties as to remedies and technologies to be used, and the outcome of discussions with regulatory agencies. The actual amount of costs or damages for which we may be held responsible could materially exceed our current estimates because of a number of uncertainties that make it difficult to predict actual costs accurately. In future periods, new laws and regulations, changes in remediation plans, advances in technology and additional information about the ultimate clean-up remedy could significantly change our estimates, and management cannot assess the possible effect of compliance with future requirements.

We are exposed to asbestos litigation liability.

     One of our subsidiaries, Maremont Corporation, manufactured friction products containing asbestos from 1952 through 1977, when it sold its friction product business. We acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. We, along with many other companies, have also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of products of Rockwell International Corporation (now Rockwell Automation, Inc., and referred to in this Annual Report on Form 10-K as “Rockwell”). Liability for these claims was transferred to us at the time of the spin-off of the automotive business to Meritor from Rockwell in 1997.

     The uncertainties of asbestos claim litigation and the outcome of litigation with insurance companies regarding the scope of coverage make it difficult to predict accurately the ultimate resolution of asbestos claims. The possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process increases that uncertainty. Although we have established reserves to address asbestos liability and corresponding recoveries from insurance companies, if the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for asbestos-related claims, and the effect on us, could differ materially from our current estimates and, therefore, could have a material impact on our financial position and results of operations.

We are exposed to the rising cost of pension and other postretirement benefits, and are currently involved in litigation the outcome of which could further increase these costs.

     The automotive and commercial vehicle industry, like other industries, continues to be impacted by the rising cost of pension and other postretirement benefits. In estimating our expected obligations under the pension and postretirement benefit plans, we make certain assumptions as to economic and demographic factors, such as discount rates, investment returns and health care cost trends. If actual experience as to these factors is worse than our assumptions, our obligations could increase. In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. The initial adoption of SFAS 158 resulted in a reduction in shareowners’ equity, net of tax, of $357 million as of September 30, 2007, due to recognition of the funded status of pension and other postretirement benefit plans on the balance sheet.

     To partially address the impact of rising postretirement benefit costs, we amended certain retiree medical plans in fiscal years 2002 and 2004, to phase out current benefits by no later than fiscal year 2023, and to eliminate benefits for Medicare eligible retirees beginning in January 2006.

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

     On December 22, 2005, the court issued an order granting a motion by the United Auto Workers for a preliminary injunction. The order enjoined us from implementing the changes to retiree health benefits that had been scheduled to become effective on January 1, 2006, and ordered us to reinstate and resume paying the full cost of health benefits for the United Auto Workers retirees at the levels existing prior to the changes approved in 2002 and 2004. On August 17, 2006, the District Court granted a motion by the UAW for summary judgment; ordered the company to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier modifications to benefits; and granted the UAW’s request to make the terms of the preliminary injunction permanent.

     Due to the uncertainty related to the UAW lawsuit and because the injunction has the impact of at least temporarily changing the benefits provided under the existing postretirement medical plans, we have accounted for the injunction as a rescission of the 2002 and 2004 plan amendments that modified UAW retiree healthcare benefits. We recalculated the accumulated postretirement benefit obligation, or APBO, as of December 22, 2005, which resulted in an increase in the APBO of $168 million. The accounting for the injunction increased our retiree medical expense by approximately $11 million in fiscal year 2007. We have appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit. The ultimate outcome of the UAW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

     Based on management’s assessment of the USW lawsuit, the 2002 and 2004 plan amendments are still in effect for USW retirees. The ultimate outcome of the USW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

The value of our deferred tax assets could become impaired, which could materially and adversely affect our results of operations and financial condition.

     As of September 30, 2007, the company had approximately $664 million in U.S. net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Many of these deferred tax assets will expire if they are not utilized within certain time periods. It is possible that some or all of these deferred tax assets could ultimately expire unused.

     We periodically determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings, tax planning strategies, and future exposure to retirement medical and pension liabilities. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to adjust the valuation allowance to reduce our U.S. deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations and financial condition.

     Reductions of Italian and German deferred tax assets could also adversely impact our financial condition.

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties.

     At September 30, 2007, our operating segments and our joint ventures had the following facilities in the United States, Europe, South America, Canada, Mexico, Australia, South Africa and the Asia/Pacific region. For purposes of these numbers, multiple facilities in one geographic location are counted as one facility.

		Engineering Facilities,
		Sales Offices,
	Manufacturing	Warehouses and
	Facilities	Service Centers
CVS	34	22
LVS	32	9
Other	6	13
	72	44

     These facilities had an aggregate floor space of approximately 16.7 million square feet, substantially all of which is in use. We owned approximately 74% and leased approximately 26% of this floor space. Substantially all of our domestic plants and equipment are subject to liens securing our obligations under a $900 million credit facility with a group of banks (see Note 16 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data). In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2007, is as follows:

	Owned Facilities			Leased Facilities
Location	LVS	CVS	Other	LVS	CVS	Other	Total
United States	851,780	2,631,698	745,953	490,462	1,041,521	—	5,761,414
Canada	669,233	196,000	—	—	169,025	—	1,034,258
Europe	515,512	2,785,581	455,856	788,430	267,753	95,873	4,909,005
Asia/Pacific	152,312	470,805	—	183,964	893,098	41,241	1,741,420
Latin America	660,086	2,049,913	—	290,724	32,669	7,500	3,040,892
South Africa	—	—	237,518	—	—	—	237,518
Total	2,848,923	8,133,997	1,439,327	1,753,580	2,404,066	144,614	16,724,507

Item 3. Legal Proceedings

     1. See Note 20 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information with respect to three class action lawsuits filed against the company as a result of modifications made to its retiree medical benefits.

     2. See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information with respect to litigation related to alleged asbestos-related liabilities.

     3. See Item 1. Business, “Environmental Matters” for information relating to environmental proceedings.

     4. On October 5, 2006, ZF Meritor LLC, a joint venture between an ArvinMeritor subsidiary and ZF Friedrichshafen AG, filed a lawsuit against Eaton Corporation in the United States District Court for the District of Delaware, alleging that Eaton had engaged in exclusionary, anticompetitive conduct in the markets for heavy-duty truck transmissions, in violation of the U.S. antitrust laws. The plaintiffs seek an injunction prohibiting Eaton from engaging in such anticompetitive conduct and monetary damages. A motion by Eaton to dismiss the complaint was denied, and discovery is underway.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

Item 4A. Executive Officers of the Registrant.

     The name, age, positions and offices held with ArvinMeritor and principal occupations and employment during the past five years of each of our executive officers as of October 31, 2007, are as follows:

Charles G. McClure, Jr., 54 - Chairman of the Board, Chief Executive Officer and President since August 2004. Chief Executive Officer of Federal-Mogul Corporation (automotive component supplier) from July 2003 to July 2004; and President and Chief Operating Officer of Federal-Mogul Corporation from January 2001 to July 2003.

Vernon G. Baker, II, 54 - Senior Vice President and General Counsel since July 2000.

Jeffrey A. Craig, 47 – Senior Vice President and Controller since July 2007. Vice President and Controller of ArvinMeritor from May 2006 to July 2007; and President and Chief Executive Officer, Commercial Finance, of General Motors Acceptance Corporation (automotive and commercial finance, mortgage, real estate and insurance businesses) from 2001 to May 2006.

Linda M. Cummins, 60 - Senior Vice President, Communications, since July 2000.

James D. Donlon, III, 61 – Executive Vice President and Chief Financial Officer since July 2007. Senior Vice President and Chief Financial Officer of ArvinMeritor from April 2005 to July 2007; Senior Vice President and Chief Financial Officer of Kmart Corporation (retailer) from January 2004 to March 2005; and Senior Vice President and Controller of the Chrysler Division of DaimlerChrysler AG (automotive) from 2001 to 2003.

Mary A. Lehmann, 48 – Senior Vice President, Strategic Initiatives, and Treasurer since July 2007. Vice President and Treasurer of ArvinMeritor from January 2006 to July 2007; Assistant Treasurer of ArvinMeritor from 2004 to January 2006; and Director, Affiliate Financing, of Ford Motor Company (automotive) from 2001 to 2004.

Philip R. Martens, 47 – Senior Vice President and President, Light Vehicle Systems, since September 2006. President and Chief Operating Officer of Plastech Engineered Products, Inc. (automotive component supplier) from 2005 to 2006; Group Vice President, Product Creation, of Ford Motor Company (automotive) from 2003 to 2005; Vice President, North American Product Creation, of Ford Motor Company in 2003; Vice President, North American Product Development of Ford Motor Company from 2002 to 2003; and Managing Director, Planning, Design and Product Development of Mazda Motor Company (automotive) from 1999 to 2002.

Carsten J. Reinhardt, 40 – Senior Vice President and President, Commercial Vehicle Systems since September 2006. Chief Executive Officer and President of Detroit Diesel Corporation (a subsidiary of DaimlerChrysler AG) from March 2003 to August 2006; and General Manager and Vice President-Operations for Western Star Trucks (a subsidiary of DaimlerChrysler AG) from March 2001 to February 2003.

Rakesh Sachdev, 51 – Senior Vice President and President, Asia Pacific, since March 2007. Senior Vice President, Corporate Development and Strategy, of ArvinMeritor from April 2005 to March 2007; Vice President and Controller of ArvinMeritor from August 2003 to March 2005; and Vice President and General Manager, Worldwide Braking Systems, of ArvinMeritor from December 2000 to July 2003.

Bonnie Wilkinson, 57 – Vice President and Secretary since November 2001.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     ArvinMeritor's common stock, par value $1 per share (“Common Stock”), is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol "ARM." On October 31, 2007, there were 25,850 shareowners of record of ArvinMeritor's Common Stock.

     The high and low sale prices per share of ArvinMeritor Common Stock for each quarter of fiscal years 2007 and 2006 were as follows:

	Fiscal Year 2007		Fiscal Year 2006
Quarter Ended	High	Low	High	Low
December 31	$18.99	$13.74	$17.28	$12.67
March 31	20.21	17.21	17.68	13.21
June 30	22.56	17.18	17.90	14.52
September 30	23.65	15.59	17.36	13.37

     Quarterly cash dividends in the amount of $0.10 per share were declared and paid in each quarter of the last two fiscal years.

     See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on securities authorized for issuance under equity compensation plans.

     On February 5, 2007, the company issued 34,200 shares of Common Stock to three retiring non-employee directors in settlement of restricted share units that were awarded to them in 2004, 2005 and 2006 as annual grants under the 2004 Directors Stock Plan. The issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

Shareowner Return Performance Presentation

     The line graph below compares the cumulative total shareowner return on an investment in ArvinMeritor’s common stock against the cumulative total return of the S&P 500 and a peer group of companies for the period from September 30, 2002 to September 30, 2007, assuming a fixed investment of $100 at the respective closing prices on the last day of each fiscal year and reinvestment of all cash dividends.

Comparison of Total Return
Common Stock, S&P 500 Index1 and Peer Group Index2

____________________

[1]	Standard & Poor’s 500 Market Index.

[2]

We believe that a peer group of representative independent automotive suppliers of approximately comparable size and products to ArvinMeritor is appropriate for comparing shareowner return. The peer group consists of Borg-Warner Automotive, Inc., Cummins Inc., Dana Corporation, Delphi Corporation, Eaton Corporation, Johnson Controls, Inc., Lear Corporation, Superior Industries International, Inc., Tenneco, Inc. and Visteon Corporation. This peer group is the same as the group utilized in the performance chart in the proxy statement for the company’s annual meeting of shareowners held on January 26, 2007, except that Tower Automotive, Inc. which was in the prior year peer group, was eliminated because its stock is no longer publicly traded.

     The information included under the heading “Shareowner Return Performance Presentation” is not to be treated as “soliciting material” or as “filed” with the SEC, and is not incorporated by reference into any filing by the company under the Securities Act of 1933 or the Securities Exchange Act of 1934 that is made on, before or after the date of filing of this Annual Report on Form 10-K.

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

	Year Ended September 30,
	2007	2006	2005	2004	2003
SUMMARY OF OPERATIONS
Sales
Commercial Vehicle Systems	$4,205	$4,179	$3,972	$3,132	$2,372
Light Vehicle Systems	2,244	2,236	2,399	2,243	1,964
Total	$6,449	$6,415	$6,371	$5,375	$4,336

Income (Loss) from Continuing Operations (1)	$(30)	$112	$20	$49	$5
Income (Loss) from Discontinued Operations (2)	(189)	(287)	(8)	(91)	132
Income (Loss) Before Cumulative Effect of Accounting Change	(219)	(175)	12	(42)	137
Cumulative Effect of Accounting Change	—	—	—	—	(4)
Net Income (Loss)	$(219)	$(175)	$12	$(42)	$133

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations (1)	$(0.43)	$1.62	$0.29	$0.73	$0.07
Discontinued Operations (2)	(2.68)	(4.14)	(0.12)	(1.35)	1.98
Cumulative Effect of Accounting Change	—	—	—	—	(0.06)
Basic Earnings (Loss) per Share	$(3.11)	$(2.52)	$0.17	$(0.62)	$1.99

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations (1)	$(0.43)	$1.60	$0.29	$0.72	$0.07
Discontinued Operations (2)	(2.68)	(4.09)	(0.12)	(1.33)	1.95
Cumulative Effect of Accounting Change	—	—	—	—	(0.06)
Diluted Earnings (Loss) per Share	$(3.11)	$(2.49)	$0.17	$(0.61)	$1.96

Cash Dividends per Share	$0.40	$0.40	$0.40	$0.40	$0.40

FINANCIAL POSITION AT SEPTEMBER 30
Total Assets	$4,789	$5,508	$5,872	$5,642	$5,436
Short-term Debt	18	56	136	5	19
Long-term Debt	1,130	1,174	1,436	1,469	1,522
____________________

(1)

Fiscal year 2007 loss from continuing operations includes $71 million ($54 million after-tax) of restructuring charges and favorable adjustments to certain impairment reserves of $10 million ($6 million after-tax). Fiscal year 2006 income from continuing operations includes $18 million ($11 million after-tax) of restructuring charges, gains on divestitures of $28 million ($17 million after-tax) and environmental remediation charges of $8 million ($5 million after-tax). Fiscal year 2005 income from continuing operations includes restructuring charges of $56 million ($34 million after-tax), charges associated with certain customer bankruptcies of $6 million ($4 million after-tax), environmental charges of $7 million ($4 million after-tax) and a $34 million non-cash impairment charge ($22 million after-tax) in our Gabriel Ride Control Aftermarket business. Fiscal year 2004 income from continuing operations includes restructuring charges of $5 million ($3 million after-tax), environmental remediation charges of $11 million ($8 million after-tax), and a withdrawn tender offer net charge of $9 million ($6 million after-tax). Fiscal year 2003 income from continuing operations includes restructuring charges of $16 million ($11 million after-tax) and a loss on divestiture of $5 million ($3 million after-tax).

(2)

Fiscal year 2007 includes a loss, including related impairment charges, on the sale of our ET and LVA Europe businesses of $200 million ($166 million after-tax) and a restructuring benefit of $6 million ($4 million after-tax). Fiscal year 2006 includes a $310 million ($310 million after-tax) non-cash goodwill impairment charge in our ET business, a net gain on the sale of certain LVA businesses of $28 million ($18 million after-tax), other non-cash impairment charges of $22 million ($14 million after-tax) to record certain North American LVA businesses at fair value and restructuring costs of $14 million ($9 million after-tax). Fiscal year 2005 includes a non-cash impairment charge of $9 million ($6 million after-tax) to record certain North American LVA businesses at fair value and restructuring costs of $63 million ($41 million after-tax). Fiscal year 2004 includes a non-cash goodwill impairment charge of $190 million in our LVA business and restructuring costs of $13 million ($8 million after-tax).

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

     ArvinMeritor, Inc. is a global supplier of a broad range of integrated systems, modules and components to the motor vehicle industry. The company serves light vehicle, commercial truck, trailer and specialty original equipment manufacturers and certain aftermarkets. Headquartered in Troy, Michigan, the company employs approximately 18,000 people at 72 manufacturing facilities in 23 countries. ArvinMeritor common stock is traded on the New York Stock Exchange under the ticker symbol ARM.

     On February 2, 2007, we signed a definitive agreement to sell our Emissions Technologies (ET) business to EMCON Technologies Holdings Limited (EMCON), a private equity affiliate of J.P. Morgan Securities Inc. On May 17, 2007, the sale was completed. Total consideration was $310 million, including cash, a $20 million note, and the assumption of certain liabilities, and is subject to adjustments for working capital and other items. We recorded a pre-tax loss on sale of approximately $180 million ($146 million after-tax) in fiscal year 2007. The loss on sale includes a $115 million ($90 million after-tax) non-cash impairment charge recorded in the second quarter of fiscal year 2007 to record ET at estimated fair value based upon the preliminary terms of the sale agreement. ET is reported as discontinued operations in the consolidated statement of operations for all periods presented, through the date of sale.

     During fiscal year 2007 we launched a profit improvement and cost reduction initiative called “Performance Plus.” As part of this program we identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. We estimate that the total costs of these actions will be $325 million, of which $280 million are estimated to be cash costs. We expect to incur these costs over the next several years. We recorded restructuring costs of $72 million during fiscal year 2007 related to these actions. These costs include $64 million of estimated employee severance costs and $8 million of asset impairment charges associated with certain plant closures and salaried headcount reductions to restructure the business. The employee severance costs relate to the reduction of approximately 271 salaried and 784 hourly employees.

     In April 2007, we announced a freeze of our defined benefit pension plan for salaried and non-represented employees in the United States effective January 1, 2008. The change will affect approximately 3,800 employees including certain employees who will continue to accrue benefits for an additional transition period, ending June 30, 2011. After these freeze dates, we will instead make additional contributions to our defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution will be based on a percentage of the employee’s pay, with the contribution percentage increasing as the employee ages. These changes do not affect current retirees or represented employees.

     Fiscal year 2007 had mixed financial results. In our CVS business, the impact of the downturn in the North American heavy-duty (commonly referred to as Class 8) truck market was partially offset by strong volumes in the Western European and Asia Pacific heavy and medium duty markets. However, the concentration of European sales unfavorably impacted CVS segment EBITDA margins due to higher manufacturing costs resulting from volume constraints and inefficiencies. Although the North American Class 8 downturn is as severe as that incurred in 2001, the impact to CVS EBITDA margins was significantly reduced due to geographic and product diversification compared to earlier years. Restructuring costs of $71 million, primarily in our Light Vehicle Systems (LVS) business segment, unfavorably impacted our business in fiscal year 2007. Net of restructuring costs, LVS improved its segment EBITDA margins compared to prior periods, due to material savings, cost savings resulting from prior restructuring actions and improved product sales mix.

     A summary of our consolidated results from continuing operations for the fiscal year ended September 30, 2007, is as follows:

  Sales were $6.4 billion, up slightly compared to the prior fiscal year.

  Total EBITDA margin for our segments was 4.0 percent, down from 5.5 percent a year ago.

  Diluted loss per share was $0.43, compared to earnings per share of $1.60 in fiscal year 2006.

     Higher raw material costs and intense competition, coupled with global excess capacity most notably in the light vehicle industry, have created pressure from customers to reduce our prices. We continuously work to address these competitive challenges and offset price decreases by reducing costs, improving productivity and restructuring operations. The company’s cost reduction and productivity programs, including savings from our restructuring actions, more than offset the impact of lower selling prices to our customers in fiscal year 2007.

     Cash provided by operating activities for the fiscal year ended September 30, 2007 was $36 million, compared to $440 million in the prior fiscal year. The decrease in cash flow reflects lower earnings, an $88 million increase in pension contributions and retiree medical payments, a $235 million increase in cash used for discontinued operations and higher working capital levels.

     We previously announced our intention to divest our Light Vehicle Aftermarket (LVA) businesses. As of September 30, 2007, we have completed the sale of our LVA filters, exhaust and motion control businesses, and our Gabriel South Africa ride control business, generating cash proceeds of approximately $231 million. These businesses represented a significant portion of our combined LVA business and are reported as discontinued operations in the consolidated statement of operations through the date of sale. During fiscal year 2007, we made a strategic decision to retain our Gabriel North America and Europe ride control aftermarket business (Gabriel Ride Control). In fiscal year 2006, we decided to retain our 51 percent interest in our Gabriel de Venezuela LVA joint venture. Accordingly, the results of operations, assets and liabilities and cash flows of these businesses are now presented in continuing operations in the consolidated financial statements for all periods presented.

     In addition to the cash proceeds generated from the sale of ET and LVA, we completed the following transactions in fiscal years 2007 and 2006, which significantly improved our financial strength and liquidity position.

  Issued $200 and $300 million of 4.0 percent and 4.625 percent convertible senior unsecured notes due 2027 and 2026, respectively, with an earlier redemption option beginning in 2019 and 2016, respectively;

  Replaced our $900 million revolving credit facility that was to expire in 2008 with a $900 million revolving credit facility expiring in 2011;

  Purchased and extinguished $921 million of fixed term debt with maturities ranging from 2007 though 2012, resulting in no significant fixed-term debt maturing until 2012;

  Reduced the unfunded status of our pension plans by $478 million to a net unfunded liability of $181 million through increased pension contributions and higher returns on plan assets,

  Increased our European accounts receivable securitization and factoring programs, resulting in total availability for these programs of approximately $400 million.

MARKET OUTLOOK

     Historically, the company has experienced periodic fluctuations in demand for light, commercial and specialty vehicles and certain aftermarkets, most notably in our commercial vehicle markets in North America. Vehicle production in our principal markets for the last five fiscal years is shown below:

	Year Ended September 30
	2007	2006	2005	2004	2003
Commercial Vehicles (in thousands):
North America, Heavy-Duty Trucks	246	352	324	235	164
North America, Medium-Duty Trucks	172	216	208	172	141
United States and Canada, Trailers	275	312	327	284	213
Western Europe, Heavy- and Medium-Duty Trucks	480	439	421	376	364
Western Europe, Trailers	140	118	115	109	98
Light Vehicles (in millions):
North America	15.1	15.7	15.6	15.9	16.0
South America	3.3	3.0	2.7	2.3	2.0
Western Europe (including Czech Republic)	16.5	16.4	16.4	16.9	16.7
Asia/Pacific	26.7	24.8	22.7	20.9	18.9

Source: Automotive industry publications and management estimates

     We anticipate the North American heavy-duty truck market to decrease approximately 11% in fiscal year 2008, with production at an estimated 210,000 to 230,000 units. In Western Europe, we expect production of heavy- and medium-duty trucks to be near-record levels of approximately 530,000 to 540,000 units. Our most recent outlook shows North American and Western European light vehicle sales during fiscal year 2008 to be approximately 16 million and 17 million units, respectively.

COMPANY OUTLOOK

     We believe that the cyclical downturn of the Class 8 truck market and continued production cuts in our North American markets will continue to pose short term challenges to our 2008 results. In addition, near-record levels of heavy- and medium-duty truck production in Western Europe will continue to constrain capacity and impact our operations in fiscal year 2008. However, we believe that our strategic direction, diversified customer base and global footprint should allow us to weather these short term challenges while continuing to focus on product strategies and long term growth initiatives. Although the price of steel continued to challenge our industry during fiscal year 2007, the sale of our ET business substantially reduced our exposure to this risk.

     In addition, our business continues to address a number of challenging industry-wide issues including:

  Excess capacity;

  Record volumes and associated supply constraints in European markets;

  Weakened financial strength of some of the original equipment (OE) manufacturers and some suppliers;

  Reduced production volumes and changes in product mix in North America;

  Higher energy and transportation costs;

  OE pricing pressures;

  Higher costs for other raw materials

  Pension and retiree medical health care costs; and

  Currency exchange rate volatility.

     Significant factors that could affect our results in fiscal year 2008 include:

  Higher than planned price reductions to our customers;

  Additional restructuring actions and the timing and recognition of restructuring charges;

  The financial strength of our suppliers and customers, including potential bankruptcies;

  Any unplanned extended shutdowns or production interruptions;

  Our ability to implement planned productivity and cost reduction initiatives;

  The impact of any acquisitions or divestitures;

  Significant awards or losses of existing contracts;

  The ultimate outcome of the three class action lawsuits concerning our retiree medical plans;

  The impact of currency fluctuations on sales and operating income;

  The emergence from bankruptcy of certain competitors;

  Higher than planned warranty expenses;

  Our ability to continue to access our bank revolving credit facilities and capital markets;

  A significant reduction of business activity in the key markets of our customers;

  Timing of the recovery of the Class 8 downturn in North America;

  Lower volume of orders from key customers;

  Ability to implement enterprise resource planning systems at our locations successfully;

  Our ability to recover steel price increases from our customers;

  The impact of any new accounting rules; and

  Recoverability and valuation of deferred tax assets.

NON-GAAP MEASURES

     In addition to the results reported in accordance with accounting principles generally accepted in the United States (GAAP), we have provided information regarding “segment EBITDA”. Segment EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization and loss on sale of receivables. We use EBITDA as the primary basis to evaluate the performance of each of our reportable segments. For a reconciliation of segment EBITDA to income (loss) from continuing operations see “Results of Operations” below.

     Management believes segment EBITDA is a meaningful measure of performance as it is commonly utilized by management and investors to analyze operating performance and entity valuation. Management, the investment community and banking institutions routinely use segment EBITDA, together with other measures, to measure operating performance in our industry. Further, management uses segment EBITDA for planning and forecasting future periods.

     Segment EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Segment EBITDA, as determined and presented by the company, may not be comparable to related or similarly titled measures reported by other companies.

Results of Operations

     The following is a summary of our financial results for the last three fiscal years.

	Year Ended September 30,
	2007	2006	2005
	(in millions, except per share amounts)
Sales:
Commercial Vehicle Systems	$4,205	$4,179	$3,972
Light Vehicle Systems	2,244	2,236	2,399
SALES	6,449	6,415	6,371
SEGMENT EBITDA:
Commercial Vehicle Systems	$221	$293	$297
Light Vehicle Systems	36	58	10
SEGMENT EBITDA	257	351	307
Unallocated legacy and corporate costs	(11)	(8)	(7)
ET allocations (1)	(36)	(29)	(31)
Loss on sale of receivables	(9)	(1)	(1)
Depreciation and amortization	(129)	(124)	(134)
Interest expense, net and other	(110)	(131)	(124)
Income tax benefit	8	54	10
INCOME (LOSS) FROM CONTINUING OPERATIONS	(30)	112	20
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(189)	(287)	(8)
NET INCOME (LOSS)	$(219)	$(175)	$12

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.43)	$1.60	$0.29
Discontinued operations	(2.68)	(4.09)	(0.12)
Diluted earnings (loss) per share	$(3.11)	$(2.49)	$0.17

DILUTED AVERAGE COMMON SHARES OUTSTANDING	70.5	70.2	69.9
____________________

(1)

As a result of the sale of ET, certain corporate and legacy costs previously allocated to ET’s segment results are reported in continuing operations. These costs have not been allocated to the company’s two business segments and are included in “ET Allocations” in the above segment information.

2007 Compared to 2006

   Sales

     The following table reflects geographical business segment sales for fiscal years 2007 and 2006. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
			Dollar	%		Volume
	2007	2006	Change	Change	Currency	/ Other
CVS:
North America	$2,328	$2,621	$(293)	(11)%	$—	$(293)
Europe	1,221	1,070	151	14%	97	54
Asia and Other	656	488	168	34%	35	133
Total	4,205	4,179	26	1%	132	(106)
LVS:
North America	885	1,012	(127)	(12)%	$4	$(131)
Europe	937	903	34	4%	70	(36)
Asia and Other	422	321	101	31%	14	87
Total	2,244	2,236	8	—%	88	(80)
TOTAL SALES	$6,449	$6,415	$34	1%	$220	$(186)

     Commercial Vehicle Systems (CVS) sales were $4,205 million in fiscal year 2007, up slightly, from fiscal year 2006. The effect of foreign currency translation increased sales by $132 million. The decrease in North American sales is primarily due to the downturn in Class 8 commercial vehicle truck markets due to new emissions standards adopted in 2007. Compared to fiscal year 2006, production volumes in North America for Class 8 trucks decreased approximately 30 percent. This trend is expected to continue for the first half of fiscal year 2008. Continuing sales strength in Europe and Asia Pacific reflect strong heavy and medium duty truck volumes in these regions. Western European truck volumes increased 9 percent versus 2006 and are expected to maintain such trends in the near term.

     Light Vehicle Systems (LVS) sales were $2,244 million in fiscal year 2007, up slightly, from $2,236 million in fiscal year 2006. The effect of foreign currency translation increased sales by $88 million. Sales in North America decreased primarily due to lower sales in our suspension systems and modules business, including lower pass through sales. Pass-through sales are products sold to our customers where we acquire certain components and assemble them into the final product and were approximately $209 million in fiscal year 2007, compared to approximately $246 million in fiscal year 2006. These pass-through sales carry minimal margins, as we have little engineering or manufacturing responsibility. The closure of our door module facility in Brussels, Belgium unfavorably impacted 2007 sales by $77 million when compared to the prior year. Strong sales volumes in the Asia Pacific markets partially offset the lower volumes in North America and Europe.

   Segment EBITDA and Segment EBITDA Margins

     The following table reflects segment EBITDA and EBITDA margins for fiscal years 2007 and 2006 (dollars in millions).

	Segment EBITDA				Segment EBITDA Margins
	2007	2006	$ Change	% Change	2007	2006	Change
CVS	$221	$293	$(72)	(24)%	5.3%	7.0%	(1.7)pts
LVS	36	58	(22)	(38)%	1.6%	2.6%	(1.0)pts
Segment EBITDA	$257	$351	$(94)	(27)%	4.0%	5.5%	(1.5)pts

     Restructuring costs included in our business segment results during fiscal years 2007 and 2006 are as follows (in millions):

	LVS		CVS		Total
	2007	2006	2007	2006	2007	2006
Performance Plus program:
Salaried reduction in force	$—	$—	$7	$—	$7	$—
Facility rationalization, primarily employee severance benefits	52	—	3	—	55	—
Asset impairments	4	—	—	—	4	—
Total Performance Plus program	56	—	10	—	66	—
Fiscal year 2005 program (1):
Salaried reduction in force	—	12	—	—	—	12
Facility rationalization, primarily employee severance benefits	—	2	—	7	—	9
Adjustments and reversals	(1)	(3)	—	(1)	(1)	(4)
Total Fiscal Year 2005 program	(1)	11	—	6	(1)	17
Other actions	—	1	—	—	—	1
Total restructuring costs (2)	$55	$12	$10	$6	$65	$18
____________________

(1)	The fiscal year 2005 program relates to the restructuring actions announced in May 2005.

(2)

Total segment restructuring costs do not include $6 million of restructuring costs, primarily asset impairment charges, recorded in unallocated corporate costs. These costs are part of the Performance Plus program.

     Significant items impacting year over year segment EBITDA include the following:

	CVS	LVS	TOTAL
EBITDA–Year ended September 30, 2006	$293	$58	$351
Product disruptions and work stoppages	41	(13)	28
Restructuring costs	(4)	(43)	(47)
Impact of supplier reorganizations	(6)	(4)	(10)
Adjustment to impairment reserves	—	12	12
Gain on divestitures	(23)	(5)	(28)
Pension and retiree medical costs	(7)	4	(3)
Volume, performance and other	(73)	27	(46)
EBITDA – Year ended September 30, 2007	$221	$36	$257

     CVS EBITDA was $221 million, down $72 million compared to the same period last year. EBITDA margin decreased to 5.3 percent from 7.0 percent a year ago. In the current year, the downturn in the North American commercial vehicle truck markets and ongoing operational issues in our European CVS business, compounded by record truck sales in that region, unfavorably impacted EBITDA. A labor disruption and work stoppage at our commercial vehicle brakes operation in Tilbury, Ontario, in 2006 unfavorably impacted EBITDA in fiscal year 2006 by $45 million. The settlement of the claims relating to this labor disruption favorably impacted fiscal year 2007 by $9 million. Production interruptions and higher costs at a European axle facility and the simultaneous launch of a new axle product line and the implementation of a new ERP system unfavorably impacted EBITDA by $13 million in fiscal year 2007. Higher pension and retiree medical costs are associated with a permanent injunction reinstating retiree medical benefits to certain UAW retirees granted by a federal district court in fiscal year 2006. The ongoing impact of this injunction was recorded beginning in March 2006. Also included in EBITDA for fiscal year 2007 were higher restructuring costs, primarily associated with Performance Plus, of $4 million. Included in EBITDA for fiscal year 2006 was a $23 million gain on the sale of certain assets of CVS’ off-highway brakes business.

     LVS EBITDA was $36 million in fiscal year 2007, compared to EBITDA of $58 million in the prior year. Included in EBITDA for fiscal year 2007 are higher restructuring costs of $43 million. The restructuring costs are part of our Performance Plus program and primarily relate to employee severance costs and asset impairment charges for certain planned facility closures. Also included in EBITDA for fiscal year 2007 is a $12 million benefit related to the reversal of certain impairment reserves in the Gabriel Ride Control business now presented within continuing operations. Production disruptions caused by work stoppages at our Brussels facility reduced EBITDA in fiscal year 2007 by $13 million compared to fiscal year 2006. Net of these items, margins improved compared to fiscal year 2006 due to material savings and cost savings resulting from prior restructuring actions, which is reflected in “volume, performance and other” in the above table. Included in EBITDA for fiscal year 2006 was a $5 million gain on the liquidation of Meritor Suspension Systems Holding (UK) Ltd.(“MSSH”), a joint venture. This gain primarily related to the extinguishment of debt owed to the minority partner.

Other Income Statement Items

     Selling, general and administrative expenses were $379 million and as a percentage of sales were 5.9 percent in fiscal year 2007, up from $336 million and 5.2 percent a year ago. The increase is primarily costs associated with our Performance Plus program, partially offset by lower incentive compensation. Performance Plus costs will continue at reduced levels into fiscal year 2008, and are expected to be more than offset by savings generated by the program during the period. Savings generated by the program are primarily recorded in cost of sales in the consolidated statement of operations and are reflected in the segment EBITDA results previously discussed. Also impacting selling, general and administrative expenses were losses on the sale of receivables related to our off-balance sheet securitization and factoring programs of $9 million in fiscal year 2007 compared to $1 million in fiscal year 2006.

     Operating income for fiscal year 2007 was $53 million, a decrease of $118 million compared to fiscal year 2006. Operating margin was 0.8 percent, down from 2.7 percent. Operating income in fiscal year 2007 was unfavorably impacted by a $53 million increase in restructuring costs, partially offset by a net $10 million benefit of reducing certain impairment reserves related to the light vehicle aftermarket ride control business. This benefit is net of a $2 million cumulative depreciation expense adjustment to record depreciation expense that was previously deferred while this business was held for sale. Favorably impacting operating income in fiscal year 2007 were lower expenses for incentive compensation due to the company’s performance versus targets. In the prior year, a labor disruption and work stoppage at our commercial vehicle brakes operation in Tilbury unfavorably impacted operating income by $45 million, which was partially offset by the $23 million gain on the sale of certain assets of CVS’ off-highway brakes business.

     Interest expense, net and other was $110 million, compared to $131 million in the prior year. The decrease in interest expense is primarily due to lower debt levels and reduced fixed interest rates compared with the prior year due to refinancing activities. Interest expense reductions also reflect increased use of off-balance sheet accounts receivable factoring programs during fiscal year 2007. The cost of these factoring programs is included within selling, general and administrative expenses discussed above. The favorable impact of reduced fixed rate debt and fixed interest rates was partially offset by higher levels of short term borrowings and higher interest rates on our variable rate debt compared with the prior year. Costs to terminate certain interest rate swaption contracts totaled $2 million in fiscal year 2007. Also included in interest expense, net and other are net losses on debt extinguishments of $6 million in the fiscal year ended September 30, 2007 and 2006. These losses include legal and other professional fees, unamortized debt issuance costs and premiums paid to repurchase and pay down debt. See “Liquidity and Contractual Obligations” for further details concerning these debt extinguishments.

     Income tax benefit from continuing operations in fiscal year 2007 was $8 million, representing a 35 percent effective tax rate, compared to $54 million, or negative 75 percent effective tax rate, in the prior year. In fiscal year 2006, we recorded a $21 million tax benefit related to the expiration of certain statutes of limitations and the completion of various worldwide tax audits of certain of the company’s income tax returns. We also repatriated approximately $131 million in dividends in the fourth quarter of fiscal year 2006 as part of the American Jobs Creation Act of 2004. The dividends are subject to the elective 85 percent dividend received deduction and accordingly we recorded a corresponding tax benefit of $31 million related to the reversal of previously provided U.S. deferred tax liability on these unremitted foreign subsidiary earnings.

     Minority interest expense was $15 million in fiscal year 2007 compared to $14 million in fiscal year 2006. Minority interests represent our minority partners’ share of income or loss associated with our less than 100-percent owned consolidated joint ventures.

     Loss from continuing operations for fiscal year 2007 was $30 million, or $0.43 per diluted share, compared to income from continuing operations of $112 million, or $1.60 per diluted share in fiscal year 2006. The decrease is primarily attributable to higher restructuring costs of $53 million and lower income tax benefits previously mentioned.

     Loss from discontinued operations was $189 million in fiscal year 2007 compared to $287 million in fiscal year 2006. In fiscal year 2007, we recorded a $180 million ($146 million after-tax) loss on the sale of ET. The loss on sale includes a $115 million ($90 million after-tax) non-cash impairment charge recorded in the second quarter of fiscal year 2007 to record ET at estimated fair value based upon the preliminary terms of the sale agreement. We also recorded a $20 million ($20 million after-tax) loss on the sale of our LVA European exhaust and filters business. The loss on sale includes an $8 million after-tax non-cash impairment charge recorded in the third quarter of fiscal year 2007 to record our LVA European businesses at estimated fair value. Also included in loss from discontinued operations is a reversal of $9 million of restructuring costs in ET related to employee severance benefits. Due to the sale of ET, it was determined that payment of these severance benefits was no longer probable. This reversal was more than offset by operating losses in ET and LVA Europe during the year.

     In fiscal year 2006, we recorded a $310 million ($310 million after-tax) non-cash goodwill impairment charge related to our ET business. Also in fiscal year 2006, we completed the sale of our LVA North American filters, exhaust and motion control businesses, our Gabriel South Africa ride control business and our 39 percent interest in our Purolator India joint venture. Cash proceeds from these divestitures were approximately $222 million, resulting in a net pre-tax gain of $28 million ($18 million after-tax). We also recorded non-cash impairment charges of $22 million ($14 million after-tax) during fiscal year 2006 in certain of our LVA businesses.

     Loss from discontinued operations in fiscal year 2006 includes after-tax restructuring costs of $16 million related to our LVA and ET businesses, primarily related to our fiscal year 2005 restructuring program. These after-tax restructuring costs are net of after-tax reversals of costs recorded in previous periods of $6 million and include $26 million related to employee severance benefits, $5 million of asset impairment charges, and $3 million of other plant closure costs.

     Also included in loss from discontinued operations in fiscal year 2006 is an after-tax loss of $2 million on the sale of our light vehicle OE ride control business located in Asti, Italy and a reversal of approximately $7 million of after-tax employee severance benefits that were recorded in the prior year as part of our fiscal year 2005 restructuring actions. As a result of the sale of the light vehicle OE ride control operations, these employee termination benefits were not paid.

2006 Compared to 2005

   Sales

     The following table reflects geographical business segment sales for fiscal years 2006 and 2005. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates and volumes and other factors had on sales (in millions).

					Dollar Change Due to
			Dollar	%		Acquisitions	Volume /
	2006	2005	Change	Change	Currency	Divestitures	Other
CVS:
North America	$2,621	$2,400	$221	9%	$5	$(41)	$257
Europe	1,070	1,101	(31)	(3)%	(57)	(16)	42
Asia and Other	488	471	17	4%	20	—	(3)
Total	4,179	3,972	207	5%	(32)	(57)	296
LVS:
North America	1,012	1,105	(93)	(8)%	16	—	(109)
Europe	903	1,001	(98)	(10)%	(30)	(10)	(58)
Asia and Other	321	293	28	10%	10	—	18
Total	2,236	2,399	(163)	(7)%	(4)	(10)	(149)
SALES	$6,415	$6,371	$44	1%	$(36)	$(67)	$147

     CVS sales were $4,179 million, up $207 million, or 5 percent, from fiscal year 2005. The increase in sales was primarily attributable to strong commercial vehicle truck and trailer volumes. Compared to fiscal year 2005, production volumes in North America for commercial vehicle heavy-duty trucks (Class 8) increased 8 percent and medium duty trucks increased 4 percent. Western Europe heavy and medium duty truck volumes increased 4 percent. These increases were partially offset by the loss of sales associated with the divestiture of certain assets of the off-highway brakes business of approximately $57 million and foreign currency translation which reduced sales by $32 million.

     LVS sales decreased to $2,236 million in fiscal year 2006, down $163 million, or 7 percent, from $2,399 million in fiscal year 2005. Sales were affected by lower volumes in our North American LVS businesses, lower selling prices to our customers, the loss of sales associated with previously announced divestitures and foreign currency translation. Pass-through sales are products sold to our customers where we acquire certain components and assemble them into the final product and were approximately $250 million in fiscal year 2006, compared to approximately $275 million in fiscal year 2005. These pass-through sales carry minimal margins, as we have little engineering or manufacturing responsibility.

Segment EBITDA and EBITDA Margins

     The following table reflects segment EBITDA and EBITDA margins for fiscal years 2006 and 2005 (dollars in millions).

	Segment EBITDA				Segment EBITDA Margins
	2006	2005	$ Change	% Change	2006	2005	Change
CVS	$293	$297	$(4)	(1)%	7.0%	7.5%	(0.5	)pts
LVS	58	10	48	480%	2.6%	0.4%	2.2	pts
Segment EBITDA	$351	$307	$44	14%	5.5%	4.8%	0.7	pts

     We recorded restructuring costs in our business segments during fiscal years 2006 and 2005 as follows (in millions):

	LVS		CVS		Total
	2006	2005	2006	2005	2006	2005
Fiscal year 2005 program (1):
Salaried reduction in force	$12	$4	$—	$13	$12	$17
Facility rationalization, primarily employee severance benefits	2	13	7	6	9	19
Asset impairments	—	5	—	—	—	5
Adjustments and reversals	(3)	—	(1)	—	(4)	—
Total fiscal year 2005 program	11	22	6	19	17	41
Other actions	1	15	—	—	1	15
Total restructuring costs	$12	$37	$6	$19	$18	$56
____________________

(1)	The fiscal year 2005 program relates to the restructuring actions announced in May 2005.

     CVS EBITDA was $293 million in fiscal year 2006, down from $297 million in fiscal year 2005. EBITDA margin declined to 7.0 percent, from 7.5 percent in fiscal year 2005. The benefits of higher sales volumes were more than offset by the labor disruption and work stoppage at our brakes facility in Tilbury, Ontario, which unfavorably impacted EBITDA by $45 million, approximately $24 million of liabilities for certain warranty and other commercial matters and $23 million of higher pension and retiree medical costs. Favorably impacting EBITDA was a $23 million gain on the sale of certain assets of the off-highway brake business, productivity and cost reduction actions and restructuring savings. CVS recorded restructuring costs of $6 million in fiscal year 2006, primarily related to employee severance benefits, compared to restructuring costs of $19 million in the prior year. Impacting fiscal year 2005 EBITDA was a $3 million charge associated with the bankruptcy of a European trailer customer.

     LVS EBITDA was $58 million, compared to EBITDA of $10 million in fiscal year 2005. LVS recorded restructuring costs of $12 million in fiscal year 2006. These restructuring costs are net of reversals of costs recorded in previous periods of $3 million and include $15 million of employee termination benefits. In the prior year, LVS recorded restructuring costs of $37 million. These charges included $23 million of costs associated with the actions announced in the second quarter of fiscal year 2005 and $14 million associated with the closure of the Sheffield, England stabilizer bar facility and a reduction in workforce in our LVS operations in Spain. The $14 million relates to employee termination benefits and other costs of $9 million and asset impairments of $5 million.

     In fiscal year 2006, LVS was able to more than offset lower customer pricing with productivity and cost reduction actions and restructuring savings. Also impacting EBITDA in fiscal year 2006 were approximately $13 million of liabilities recorded for certain warranty and other commercial matters and $9 million of higher pension and retiree medical costs. LVS also recorded a $5 million gain on the liquidation of Meritor Suspension Systems Holding (UK) Ltd., a joint venture, in fiscal year 2006. This gain primarily related to the extinguishment of debt owed to the minority partner. EBITDA in fiscal year 2005 included $2 million of charges associated with certain customer bankruptcies and a $34 million non-cash impairment charge in our Gabriel Ride Control business. This impairment charge was previously recorded in discontinued operations when this business was held for sale.

   Other Income Statement Items

     Selling, general and administrative expenses as a percentage of sales were 5.2 percent in fiscal year 2006, compared to 5.3 percent in the prior year.

     Operating income for fiscal year 2006 was $171 million, an increase of $57 million compared to fiscal year 2005. Operating margin was 2.7 percent, up from 1.8 percent in the prior year. Favorably impacting operating income in fiscal year 2006 were lower restructuring costs of $38 million. A labor disruption and work stoppage at our commercial vehicle brakes operation in Tilbury unfavorably impacted operating income by $45 million, which was partially offset by the $23 million gain on the sale of certain assets of CVS’ off-highway brakes business. Also impacting operating income in fiscal year 2005 included a $34 million non-cash impairment charge in our Gabriel Ride Control business.

     Equity in earnings of affiliates was $32 million in fiscal year 2006, compared to $26 million in fiscal year 2005. The increase was primarily related to improved performance and higher earnings of our commercial vehicle affiliates.

     Interest expense, net and other was $131 million in fiscal year 2006 compared to $124 million in fiscal year 2005. Included in interest expense, net and other in fiscal year 2006 were $6 million of net costs associated with the extinguishment of $672 million of notes we repurchased in fiscal year 2006. These costs include transaction expenses, including legal and other professional fees, unamortized debt issuance costs, and premiums paid to repurchase the notes. Included in interest expense, net and other in fiscal year 2005 was a $4 million loss on debt extinguishment associated with the debt exchange completed in the fourth quarter of fiscal year 2005. The loss on debt extinguishment primarily consisted of the premium paid to note holders to exchange their notes. The favorable impact of reduced fixed rate debt was partially offset by higher levels of short term borrowings and higher interest rates on our variable rate debt compared with the prior year.

     Income tax benefit from continuing operations in fiscal year 2006 was $54 million compared to $10 million in the prior year. In fiscal year 2006, we recorded a $21 million tax benefit related to the expiration of certain statutes of limitations and the completion of various worldwide tax audits of certain of the company’s income tax returns. We also repatriated approximately $131 million in dividends in the fourth quarter of fiscal year 2006 as part of the American Jobs Creation Act of 2004. The dividends are subject to the elective 85 percent dividend received deduction and accordingly we recorded a corresponding tax benefit of $31 million related to the reversal of previously provided U.S. deferred tax liability on these unremitted foreign subsidiary earnings.

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

     Income from continuing operations for fiscal year 2006 was $112 million, or $1.60 per diluted share, compared to $20 million, or $0.29 per diluted share in fiscal year 2005. The increase is primarily attributable to the income tax benefits previously mentioned and lower restructuring costs of $38 million. Fiscal year 2005 income from continuing operations includes the $34 million pre-tax impairment charge for the Gabriel Ride Control aftermarket business.

     Loss from discontinued operations was $287 million in fiscal year 2006 compared to $8 million in fiscal year 2005. We recorded a $310 million ($310 million after-tax) non-cash goodwill impairment charge in the fourth quarter of fiscal year 2006 related to the ET business. Also, in fiscal year 2006, we completed the sale of our LVA North American filters, exhaust and motion control businesses, our Gabriel South Africa ride control business and our 39 percent interest in our Purolator India joint venture. Cash proceeds from these divestitures were approximately $222 million, resulting in a net pre-tax gain of $28 million ($18 million after-tax). We also recorded non-cash impairment charges of $22 million ($14 million after-tax) during fiscal year 2006 in certain of our LVA businesses. A non-cash impairment charge of $9 million ($6 million after-tax) related to our LVA businesses was recorded in fiscal year 2005. A $2 million after-tax gain on the sale of our coil coating business is included in loss from discontinued operations in fiscal year 2005. Also impacting fiscal year 2005 were $5 million of after-tax changeover costs in LVA associated with a new supply agreement with a significant customer and a $3 million after-tax gain on the sale of our automotive stamping and manufacturing components business in the first quarter of fiscal year 2005.

     Loss from discontinued operations in fiscal years 2006 and 2005 includes after-tax restructuring costs of $3 million and $1 million, respectively, related to our LVA businesses and after-tax restructuring costs of $13 million and $20 million respectively, related to our ET business. The restructuring costs in our ET business primarily relate to our fiscal year 2005 restructuring program. These after-tax restructuring costs are net of after-tax reversals of costs recorded in previous periods of $6 million and include $26 million related to employee severance benefits, $5 million of asset impairment charges, and $3 million of other plant closure costs.

     Also included in loss from discontinued operations in fiscal year 2006 is an after-tax loss of $2 million on the sale of our light vehicle OE ride control business located in Asti, Italy and a reversal of approximately $7 million of after-tax employee severance benefits that were recorded in the prior year as part of our fiscal year 2005 restructuring actions. As a result of the sale of the light vehicle OE ride control operations in Asti, Italy, these employee termination benefits were not paid. Loss from discontinued operations in fiscal year 2005 includes approximately $20 million of after-tax restructuring costs related to the previously expected closure of our light vehicle ride control operations.

Non-Consolidated Joint Ventures

     At September 30, 2007, our continuing operations had investments in 8 joint ventures that were not majority-owned or controlled and were accounted for under the equity method of accounting. Our investments in non-consolidated joint ventures totaled $116 million and $95 million at September 30, 2007 and 2006, respectively.

     These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. Aggregate sales of our non-consolidated joint ventures were $1,182 million, $1,021 million and $918 million in fiscal years 2007, 2006 and 2005, respectively.

     We received cash dividends from our affiliates of $22 million, $22 million and $17 million in fiscal years 2007, 2006 and 2005, respectively.

     For more information about our non-consolidated joint ventures, see Note 13 of the Notes to Consolidated Financial Statements.

Financial Condition

     Cash Flows (in millions)

	Fiscal Year Ended September 30,
	2007	2006	2005
OPERATING CASH FLOWS
Income (loss) from continuing operations	$(30)	$112	$20
Depreciation and amortization	129	124	134
Gain on divestitures	(3)	(28)	—
Impairment charges and adjustments, net	(10)	—	34
Deferred income taxes	(36)	(103)	(129)
Pension and retiree medical expense	129	142	110
Pension and retiree medical contributions	(202)	(114)	(164)
Restructuring costs, net of payments	39	(21)	12
Proceeds from termination of interest rate swaps	—	—	22
Decrease (increase) in working capital	(29)	80	57
Changes in sale of receivables	139	116	(19)
Other	54	41	52
Cash flows provided by continuing operations	180	349	129
Cash flows provided by (used for) discontinued operations	(144)	91	(161)
Cash flows provided by (used for) operating activities	$36	$440	$(32)

     Cash provided by operating activities was $36 million in fiscal year 2007, compared to $440 million in fiscal year 2006. The decrease in cash flow reflects lower earnings, an $88 million increase in pension contributions and retiree medical payments and a $235 million increase in cash used for discontinued operations. Working capital levels reflect growth in our operations outside North America where we are subject to extended customer payment terms. However, growth in accounts receivable and inventory were partially offset by an increase in accounts payable at September 30, 2007.

     The increase in cash flow in fiscal year 2006, when compared to fiscal year 2005, was largely driven by a reduction in working capital, including non-recourse sales of accounts receivable, and lower pension and retiree medical contributions of $50 million, partially offset by higher cash restructuring costs. In addition, in fiscal year 2005, we used approximately $110 million of cash for working capital requirements at our new joint ventures with AB Volvo and to support higher CVS volumes. In fiscal year 2005, we partially terminated certain interest rate swaps and received proceeds from these terminations, including interest received, of $22 million.

	Fiscal Year Ended September 30,
	2007	2006	2005
INVESTING CASH FLOWS
Capital expenditures	$(120)	$(107)	$(95)
Acquisitions of businesses and investments, net of cash acquired	(2)	1	(28)
Proceeds from disposition of property and businesses	14	54	12
Proceeds from sale of marketable securities	5	—	—
Investment in debt defeasance trust and marketable securities	—	(17)	—
Net cash provided by discontinued operations	199	179	136
CASH PROVIDED BY INVESTING ACTIVITIES	$96	$110	$25

     Cash provided by investing activities was $96 million in fiscal year 2007, compared to $110 million in fiscal year 2006 and $25 million in fiscal year 2005. In fiscal year 2007, we received $19 million from the sale of selected assets, including marketable securities. During fiscal year 2006, we received proceeds of $39 million from the disposition of certain assets of our off-highway brakes business. We also received $15 million from the sale of various properties and machinery and equipment. These assets primarily related to closed facilities. In fiscal year 2006, we purchased $12 million of U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest through the stated maturity on $5 million principal amount of outstanding 6-3/4 percent notes due 2008 and the $6 million principal amount of outstanding 7-1/8 percent notes due 2009, in order to defease certain covenants under the associated indenture.

     During fiscal year 2005, we used $28 million of cash for the acquisition of businesses, primarily the formation of two joint ventures with AB Volvo, and we received proceeds of $12 million from the disposition of certain properties and businesses.

     Capital expenditures increased to $120 million in fiscal year 2007 from $107 million in fiscal year 2006. Fiscal year 2007 capital expenditures reflect, increased investments in certain regions to address overall capacity constraints impacting our businesses. In addition to capital investments, we continue to leverage our global supply base and affiliate partners where practical to maximize asset utilization.

     Discontinued operations generated cash flows, primarily due to sale proceeds, of $199 million in fiscal year 2007 compared to $179 million in fiscal year 2006. In fiscal year 2007 we received $218 million in net proceeds from the sale of ET and approximately $9 million of proceeds from the sale of our LVA European exhaust and filters businesses. In the prior year, we received proceeds of approximately $222 million from the sale of our LVA North American filters, exhaust and motion control businesses; our Gabriel South Africa ride control business and our 39-percent equity ownership interest in Purolator India, a light vehicle aftermarket joint venture. In fiscal year 2005, discontinued operations provided investing cash flows of $136 million, primarily related to the proceeds from the sale of our coil coating business and our automotive stamping and manufacturing components business. Discontinued operations used cash of $29 million for capital expenditures in fiscal year 2007 compared to $49 million in fiscal year 2006 and $61 million in fiscal year 2005.

	Fiscal Year September 30,
	2007	2006	2005
FINANCING CASH FLOWS
Borrowings (payments) on accounts receivable securitization program	$(40)	$(72)	$112
Proceeds from issuance of convertible notes and term loan	200	470	—
Repayment of notes and term loan	(249)	(672)	(21)
Borrowings (payments) on lines of credit and other	3	(57)	(2)
Net change in debt	(86)	(331)	89
Cash dividends	(29)	(28)	(28)
Debt issuance and extinguishment costs	(10)	(28)	(10)
Proceeds from exercise of stock options	28	1	6
Other financing activities	(1)	—	—
Net cash used for discontinued operations	—	(5)	(3)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$(98)	$(391)	$54

     Cash used for financing activities was $98 million in fiscal year 2007 compared to $391 million in fiscal year 2006. In February 2007, we issued $200 million of 4.00 percent convertible senior unsecured notes due 2027. Net proceeds from the issuance of these notes were used along with available cash to retire outstanding debt, including our $170 million outstanding Term Loan B under our senior secured credit facility and $39 million of our 9.5 percent subordinated debentures due 2027. We incurred $10 million of cash costs, including premiums paid, related to these transactions. In fiscal year 2007, we purchased, at a premium, $35 million of our outstanding 8-3/4 percent notes.

     In fiscal year 2006, we received proceeds of $170 million from the Term Loan B and issued $300 million of 4.625 percent convertible senior unsecured notes due 2026. Net proceeds from the offering, along with proceeds from the sales of our LVA North American filters and exhaust businesses and borrowings under our accounts receivable securitization programs, were used to purchase and extinguish $600 million of certain outstanding near-term debt maturities. We incurred $28 million of cash costs related to these transactions. Additionally, in fiscal year 2006, we purchased, at a discount, $72 million of certain of our other fixed rate debt securities on the open market. The reduction in amounts outstanding under lines of credit and other of $57 million in fiscal year 2006 is primarily due to the payment of $35 million to extinguish a capital lease obligation.

     In September 2005, we entered into a new U.S. accounts receivable securitization arrangement. Amounts outstanding under this new arrangement are reported as short-term debt in the consolidated balance sheet and related borrowings are reported as cash flows from financing activities in the consolidated statement of cash flows. No amounts were outstanding under this facility at September 30, 2007. At September 30, 2006 and 2005, $40 million and $112 million was outstanding under this facility, respectively.

     In fiscal year 2005, we purchased, at a discount, $20 million and $1 million of our 8-3/4 percent notes and 6.8 percent notes, respectively, on the open market. Also in fiscal year 2005, we paid $10 million of debt issuance costs to complete an offer to exchange a new series of debt securities for $194 million of our $499 million 6.8 percent notes due in 2009, and $59 million of our $150 million 7-1/8 percent notes also due in 2009.

     We paid dividends of $29 million in fiscal year 2007 and $28 million in each of fiscal years 2006 and 2005. In fiscal years 2007, 2006 and 2005, proceeds of $28 million, $1 million and $6 million, respectively, were received from the exercise of stock options.

   Capitalization

	September 30,
	2007	2006
Short term debt and current maturities	$18	$56
Long term debt	1,130	1,174
Total debt	1,148	1,230
Minority interests	65	64
Shareowners’ equity	543	944
Total capitalization	$1,756	$2,238

Ratio of debt to capitalization	65%	55%

     Our total debt to capitalization ratio was 65 percent at September 30, 2007, compared to 55 percent at September 30, 2006. The increase reflects losses on the disposition of discontinued operations and a negative adjustment to equity of $357 million, net of tax, upon the adoption of SFAS 158 (see “Critical Accounting Policies” below).

Liquidity and Contractual Obligations

     As of September 30, 2007 we are contractually obligated to make payments as follows (in millions):

					2011-	There-
	Total	2008	2009	2010	2012	after
Total debt (1)	$1,137	$18	$92	$—	$276	$751
Operating leases	73	21	16	12	15	9
Interest payments on long-term debt (2)	681	71	65	65	118	362
Purchase option for joint venture	27	27	—	—	—	—
Total	$1,918	$137	$173	$77	$409	$1,122
____________________

(1)	Excludes the fair value adjustment of notes of $13 million and unamortized debt discount of $2 million.

(2)	Includes the estimated impact of our interest rate swaps.

     We also sponsor defined benefit pension plans that cover most of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. Management expects funding for our retirement pension plans of approximately $44 million in fiscal year 2008.

     We also sponsor retirement medical plans that cover the majority of our U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Management expects retiree medical plan benefit payments of approximately $53 million in fiscal year 2008; $46 million in fiscal year 2009; $47 million in fiscal year 2010; $45 million in fiscal year 2011; and $44 million in fiscal year 2012.

     Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions). For a detailed discussion of terms and conditions related to this debt, see Note 16 in the Notes to Consolidated Financial Statements.

	September 30,
	2007	2006
Fixed-rate debt securities	$615	$864
Fixed-rate convertible notes	500	300
Revolving credit facility	—	—
U.S. accounts receivable securitization	—	40
Lines of credit and other	33	26
Total debt	$1,148	$1,230

     Overview and Recent Transactions– Our principal capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, and funding of restructuring and development programs. We expect to fund our capital needs with cash flows from operations, including cash from the sale of receivables under our various off-balance sheet securitization and factoring arrangements discussed below. To the extent that short term liquidity needs exceed cash from operations we will utilize availability under our revolving credit facility and U.S. accounts receivable securitization program, both discussed below, to satisfy those needs. In fiscal year 2007, our primary source of liquidity was proceeds from divestitures, cash provided by operations and the sale of receivables.

     In fiscal years 2007 and 2006, we reduced our outstanding fixed-term debt securities by $921 million and issued $500 million of convertible notes. As a result of these transactions, we have no significant fixed-term debt maturing until fiscal year 2012.

     We believe that our current financing arrangements provide us with sufficient financial flexibility to fund our ongoing operations, debt service requirements and planned investments through the expiration of our revolving credit facility in June 2011. Subsequent to June 2011, we will require new or renegotiated liquidity sources. Our ability to access additional capital in the long-term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. Our cash and liquidity needs are impacted by various factors, including the level, variability and timing of our customer’s worldwide vehicle production and other factors outside of our control. We continuously evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire or redeem outstanding indebtedness or enter into new lending arrangements if conditions warrant.

     Revolving Credit Facility - We have a $900 million, revolving secured credit facility that matures in June 2011. The amount of availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. No amounts were outstanding under this facility at September 30, 2007 and 2006. Up to $150 million of the $900 million revolving credit facility can be used, at our option, for the issuance of letters of credit. At September 30, 2007 and 2006, approximately $30 million and $25 million of letters of credit, respectively, were issued.

     In October 2007, we amended the revolving credit facility to modify certain financial covenants. Under the terms of the amendments, we are required to maintain a total net-debt-to-EBITDA ratio, as defined in the agreement, no greater than 5.00x for the quarter ending December 31, 2007; 5.25x for the quarter ending March 31, 2008 and 5.00x for the quarter ending June 30, 2008 with step-downs thereafter. We are required to maintain a minimum fixed charge coverage ratio (EBITDA, as defined in the agreement, less capital expenditures to interest expense) of 0.70x for the quarters ending December 31, 2007 and March 31, 2008; 1.00x for the quarter ending June 30, 2008; 1.25x for the subsequent four quarters and 1.50x thereafter. At September 30, 2007, we were in compliance with all covenants. Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility.

     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At September 30, 2007, the margin over the LIBOR rate was 150 basis points, and the commitment fee was 30 basis points.

     Accounts Receivable Securitization and Factoring – In March 2006, we entered into a European arrangement to sell trade receivables through one of our European subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized, net of retained interests, €73 million ($104 million) and €41 million ($55 million) of this accounts receivable securitization facility as of September 30, 2007 and 2006, respectively.

     We also participate in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $175 million program, which was established in September 2005 and amended in fiscal year 2006 and 2007, we sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At September 30, 2007 no amounts were outstanding under this facility. At September 30, 2006, we had utilized $40 million of this accounts receivable securitization facility. Borrowings under this arrangement are collateralized by approximately $226 million of receivables held at ARC at September 30, 2007. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At September 30, 2007, we were in compliance with all covenants.

     In addition, several of our subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Total availability under these arrangements is approximately $225 million. The amount of factored receivables was $181 million and $84 million at September 30, 2007 and 2006, respectively. There can be no assurance that these factoring arrangements will be used or available to us in the future.

     Other Debt Securities - We have $150 million of debt securities remaining unissued under a shelf registration filed with the SEC in April 2001.

     Credit Ratings – Our corporate credit rating at Moody’s Investors Service was lowered on October 4, 2007, to B1 from Ba3, and Standard & Poor’s lowered our corporate credit rating to B+ from BB-. As a result of the current ratings and the recent amendment to the credit agreement, the applicable margin over the LIBOR rate increased to 200 basis points from 150 basis points, and the commitment fee increased to 40 basis points from 30 basis points.

Off-Balance Sheet Arrangements

     Guarantees - In December 2005, we guaranteed a third party’s obligation to reimburse another party (the other party) for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to its being acquired by the company. To date, the third party has met its obligations to reimburse the other party. The APBO (defined below) associated with these retiree medical benefits is considered the maximum potential exposure under this guarantee, and is estimated to be approximately $25 million. No amount has been recorded for this guarantee based on the probability of our having to perform under the guarantee. Due to the nature of this guarantee it is difficult to estimate its approximate term.

     In addition to these guarantees we have other off-balance sheet arrangements, primarily related to our European accounts receivable securitization program and letters of credit under our senior secured credit facilities. See “Accounts Receivable Securitization and Factoring.”

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

	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Assumptions as of June 30:
Discount rate	6.35%	5.25%—6.00%	6.60%	4.75%—5.75%
Assumed return on plan assets	8.50%	8.00%—8.00%	8.50%	8.00%—8.00%
Rate of compensation increase	3.75%	2.50%—4.25%	3.75%	2.50%—3.75%

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

     These assumptions reflect our historical experience and our best judgments regarding future expectations. The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the plans in 2007, are shown below (in millions):

	Effect on All Plans - June 30, 2007
		Increase (Decrease) in	Increase (Decrease) in
	Percentage Point Change	PBO	Pension Expense
Assumption:
Discount rate	-0.5 pts	$132	$11
	+0.5 pts	(120)	(11)
Assumed return on plan
assets	-1.0 pts	NA	15
	+1.0 pts	NA	(16)

NA — Not Applicable

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans, such as a retiree health care plan, on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. SFAS 158 is effective for the company as of September 30, 2007. The initial adoption of SFAS 158 resulted in a reduction in shareowners’ equity of $357 million. This reduction is net of taxes of $193 million and is recorded in Accumulated Other Comprehensive Loss in the Consolidated Statement of Shareowners’ Equity.

     Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in the footnotes. Based on the June 30, 2007 and 2006 measurement date, we had an unrecognized loss of $478 million and $587 million, respectively, at September 30, 2007 and 2006. A portion of this loss will be recognized into earnings in fiscal year 2008. The effect on fiscal years after 2008 will depend on the actual experience of the plans.

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

     The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. ArvinMeritor securities did not comprise any of the value of our worldwide pension assets as of September 30, 2007.

     The fiscal year 2008 pension expense is estimated to be $44 million. This may vary depending upon the accuracy of our original and future assumptions.

     Retiree Medical — We have retirement medical plans that cover the majority of our U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Our retiree medical obligations are measured as of June 30.

     We approved amendments to certain retiree medical plans in fiscal years 2002 and 2004. The cumulative effect of these amendments was a reduction in the accumulated postretirement benefit obligation (APBO) of $293 million, which was being amortized as a reduction of retiree medical expense over the average remaining service period of approximately 12 years. These plan amendments have been challenged in three separate class action lawsuits filed in the United States District Court for the Eastern District of Michigan (District Court). The lawsuits allege that the changes breach the terms of various collective bargaining agreements entered into with the United Auto Workers (the UAW lawsuit) and the United Steel Workers (the USW lawsuit) at facilities that have either been closed or sold. Plaintiffs in the UAW lawsuit sought injunctive relief requiring the company to provide lifetime retiree health care benefits under the applicable collective bargaining agreements. On December 22, 2005, the District Court issued an order granting a motion by the UAW for a preliminary injunction. The order enjoined the company from implementing the changes to retiree health benefits that had been scheduled to become effective on January 1, 2006, and ordered the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes approved in 2002 and 2004. On August 17, 2006, the District Court denied a motion by the company and the other defendants for summary judgment; granted a motion by the UAW for summary judgment; and granted the UAW’s request to make the terms of the preliminary injunction permanent (the injunction). Due to the uncertainty related to the ongoing lawsuits and because the injunction has the impact of at least temporarily changing the benefits provided under the existing postretirement medical plans, we have accounted for the injunction as a rescission of the 2002 and 2004 plan amendments that modified UAW retiree healthcare benefits. In addition, the injunction ordered the company to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. The company has recorded a $5 million reserve at September 30, 2007 and 2006 as the best estimate of its liability for these retroactive benefits. The injunction increased retiree medical expense by approximately $11 million and $17 million in fiscal years 2007 and 2006, respectively. We continue to believe we have meritorious defenses to these actions and have appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit. The ultimate outcome of the UAW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated. Based on management’s assessment of the USW lawsuit, the 2002 and 2004 plan amendments are still in effect for USW retirees. The ultimate outcome of the USW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

     The following are the significant assumptions used in the measurement of the accumulated postretirement benefit obligation (APBO):

	2007	2006
Assumptions as of June 30
Discount rate	6.30%	6.40%
Health care cost trend rate (weighted average)	9.00%	8.00%
Ultimate health care trend rate	5.00%	5.00%
Year ultimate rate is reached	2015	2011

     The discount rate is the rate used to calculate the present value of the APBO. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. We have typically used the corporate AA/Aa bond rate for this assumption.

     The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. Our projection for fiscal year 2008 is an increase in health care costs of 9 percent. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 5.0 percent by fiscal year 2015 and remain at that level thereafter.

     A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2007	2006
Effect on total of service and interest cost
1% Increase	$4	$4
1% Decrease	(4)	(3)
Effect on APBO
1% Increase	61	55
1% Decrease	(51)	(47)

     Fiscal year 2008 retiree medical expense is estimated to be approximately $58 million. This may vary depending upon the accuracy of our original and future assumptions.

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

     Significant factors and information used by management when estimating product warranty liabilities include:

  Past claims experience;

  Sales history;

  Product manufacturing and industry developments; and

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

     Prior to February 2001, Maremont participated in the Center for Claims Resolution (“CCR”) and shared with other CCR members in the payment of defense and indemnity costs for asbestos-related claims. The CCR handled the resolution and processing of asbestos claims on behalf of its members until February 2001, when it was reorganized and discontinued negotiating shared settlements. Since that time, Maremont has handled asbestos-related claims through its own defense counsel and has taken a more aggressive defensive approach that involves examining the merits of each asbestos-related claim. Although, we expect legal defense costs to continue at higher levels than when we participated in the CCR, we believe our litigation strategy has reduced the average indemnity cost per claim.

     Maremont engages Bates White LLC (Bates White), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining the estimated cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont, as well as the cost of Maremont’s share of committed but unpaid settlements entered into by the CCR. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised Maremont that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims, based on historical data and certain assumptions with respect to events that occur in the future.

     Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next three to four years of $28 million to $38 million. After consultation with Bates White, Maremont determined that as of September 30, 2007 the most likely and probable liability for pending and future claims over the next four years is $37 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

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

     Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Maremont has recorded a $28 million asbestos-related insurance receivable as of September 30, 2007. Certain insurance policies have been settled in cash prior to the ultimate settlement of related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

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

     We also engage Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. Accordingly, the company recorded a $12 million liability for defense and indemnity costs associated with these claims. This estimate was based on historical data and certain assumptions with respect to events that occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on the company’s experience defending these asbestos claims, the company does not believe these lawsuits will have a material adverse effect on its financial condition. Rockwell was not a member of the CCR and handled its asbestos-related claims using its own litigation counsel. As a result, the company does not have any additional potential liabilities for committed CCR settlements in connection with the Rockwell-legacy cases.

     Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, the company expects to recover the majority of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and a substantial portion of the costs for defending asbestos claims going forward. Accordingly, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $12 million at September 30, 2007.

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

     Significant factors considered by management when estimating environmental reserves include:

  Evaluations of current law and existing technologies;

  The outcome of discussions with regulatory agencies;

  Physical and scientific data at the site;

  Government regulations and legal standards; and

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

     The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Discounted cash flow methods are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows.

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

  Historical operating results;

  Expectations of future earnings;

  Tax planning strategies; and

  The extended period of time over which retirement medical and pension liabilities will be paid.

     As of September 30, 2007, the company had approximately $664 million in U.S. net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. However, many of these deferred taxes will expire if they are not utilized within certain time periods. It is possible that some or all of these deferred tax assets could ultimately expire unused. Risk factors include (a) a slower than anticipated recovery in the fiscal year 2008 outlook for the company’s CVS segment, which has significant U.S. operations, (b) higher than planned volume or price reductions from the company’s key customers and (c) higher than planned material cost increases.

     These risk factors are offset by the following strategic initiatives and expected market conditions: (a) the company has undertaken numerous restructuring initiatives in 2007 which are expected to result in significant savings in future periods, (b) the commercial vehicle market in the United States is expected to recover in 2008 and 2009 significantly benefiting the company and (c) the company implemented a major cost reduction and value creation program that is expected to generate significant improvements in earnings in future periods.

     The expiration periods for $699 million of deferred tax assets related to net operating losses and tax credit carryforwards are as follows: $20 million between fiscal years 2008 and 2012; $155 million between fiscal years 2013 and 2022; $245 million between fiscal years 2023 and 2027; and $279 million can be carried forward indefinitely. The company has provided valuation allowances on these deferred tax assets of approximately $10 million, $34 million, $8 million and $152 million, respectively.

New Accounting Pronouncements

     New accounting standards to be implemented:

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statement to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management estimates that upon adoption, a cumulative effect adjustment of approximately $(5) million to $28 million will (increase)/decrease reserves for uncertain tax positions and (decrease)/increase retained earnings. This estimate is subject to revision as management completes its analysis.

     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 will be applied prospectively and are not expected to have a material impact on the company’s consolidated financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115”, which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that choose to elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are currently assessing the potential impact, if any, of the standard on our financial condition and results of operations.

     Accounting standards implemented in fiscal year 2007:

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans, such as a retiree health care plan, on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. The recognition requirements of SFAS 158 were adopted by the company as of September 30, 2007. The initial adoption of SFAS 158 resulted in a reduction in shareowners’ equity of $357 million. This reduction is net of taxes of $193 million and is recorded in Accumulated Other Comprehensive Loss in the Consolidated Statement of Shareowners’ Equity.

     SFAS 158 also requires that companies measure the funded status of their defined benefit pension plans and other postretirement benefit plans as of the balance sheet date. Currently the company uses a measurement date of June 30 for its defined benefit and other postretirement benefit plans. The measurement date provisions of SFAS 158 are effective for fiscal years ending after December 15, 2008 and will require the company to change its measurement date to September 30 from June 30.

     In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Quantifying Financial Misstatements”, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for the company as of September 30, 2007. The adoption of SAB No. 108 did not have a material impact on the company’s consolidated financial statements.

International Operations

     Approximately 42 percent of the company’s total assets, excluding assets of discontinued operations, as of September 30, 2007, and 50 percent of fiscal 2007 sales from continuing operations were outside North America. Management believes that international operations have significantly benefited the financial performance of the company. However, our international operations are subject to a number of risks inherent in operating abroad. There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.

     Foreign currency exchange risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Accordingly, we use foreign currency forward contracts to manage the exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this cash flow hedging program, we have designated the foreign currency contracts (the contracts) as cash flow hedges of underlying foreign currency forecasted purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12-24 months.

     Interest rate risk relates to the gain/increase or loss/decrease we could incur in our debt balances and interest expense. To manage this risk, we enter into interest rate swaps to economically convert portions of our fixed-rate debt into floating rate exposure, ensuring that the sensitivity of the economic value of debt falls within our corporate risk tolerances. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes.

     We use sensitivity analyses to measure the potential loss or gain in the fair value of financial instruments with exposure to market risk. The model assumes a 10% shock in exchange rates; and instantaneous, parallel shifts of 50 basis points in interest rates.

	Assuming a	Assuming a	Favorable /
	10% Increase	10% Decrease	(Unfavorable)
	in Rates	in Rates	Impact on
Market Risk
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$2.9	$(2.9)	Fair Value
Foreign currency denominated debt	1.4	(1.4)	Fair Value
Forward contracts in EUR(1)	(26.7)	26.7	Fair Value

	Assuming a 50	Assuming a 50	Favorable /
	BPS Increase in	BPS Decrease	(Unfavorable)
Interest Rate Sensitivity:	Rates	in Rates	Impact on
Debt - fixed rate	$(42.9)	$45.9	Fair Value
Debt - variable rate(2)	(2.4)	2.4	Cash Flow
Interest rate swaps (pay variable, receive fixed)	(10.2)	10.3	Fair Value
____________________

(1)	Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)	Includes domestic and foreign debt.

     At September 30, 2007 a 10% decrease in quoted currency exchange rates would result in potential losses of approximately $2.9 million and $1.4 million in Forward Contracts in USD and Foreign Currency Denominated Debt, respectively; and a potential gain of approximately $26.7 million in Forward Contracts in EUR.

     At September 30, 2007 the fair value of debt outstanding was approximately $1,127 million. A 50 basis points decrease in quoted interest rates would result in favorable impacts of $45.9 million, $2.4 million and $10.3 million in Debt-Fixed Rate, Debt-Variable Rate and Interest Rate Swaps on our debt, respectively.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
ArvinMeritor, Inc.
Troy, Michigan

We have audited the accompanying consolidated balance sheets of ArvinMeritor, Inc. (the "Company") as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective September 30, 2007 the Company began to recognize the funded status of its benefit plans in its consolidated balance sheet to conform to Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 16, 2007 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Detroit, Michigan
November 16, 2007

ARVINMERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)

	Year Ended September 30,
	2007	2006	2005
Sales	$6,449	$6,415	$6,371
Cost of sales	(5,957)	(5,910)	(5,819)
GROSS MARGIN	492	505	552
Selling, general and administrative	(379)	(336)	(336)
Restructuring costs	(71)	(18)	(56)
Other income (expense), net	11	20	(46)
OPERATING INCOME	53	171	114
Equity in earnings of affiliates	34	32	26
Interest expense, net and other	(110)	(131)	(124)
INCOME (LOSS) BEFORE INCOME TAXES	(23)	72	16
Income tax benefit	8	54	10
Minority interest	(15)	(14)	(6)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(30)	112	20
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(189)	(287)	(8)
NET INCOME (LOSS)	$(219)	$(175)	$12

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	(0.43)	1.62	$0.29
Discontinued operations	(2.68)	(4.14)	(0.12)
Basic earnings (loss) per share	$(3.11)	$(2.52)	$0.17

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	(0.43)	1.60	$0.29
Discontinued operations	(2.68)	(4.09)	(0.12)
Diluted earnings (loss) per share	$(3.11)	$(2.49)	$0.17

Basic average common shares outstanding	70.5	69.3	68.5
Diluted average common shares outstanding	70.5	70.2	69.9

See Notes to Consolidated Financial Statements.

     ARVINMERITOR, INC.
CONSOLIDATED BALANCE SHEET
(In millions)

	September 30,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$409	$350
Receivables, trade and other, net	1,144	1,098
Receivables, EMCON Technologies Holdings Limited	79	—
Inventories	541	488
Other current assets	216	248
Assets of discontinued operations	—	1,206
TOTAL CURRENT ASSETS	2,389	3,390
NET PROPERTY	738	719
GOODWILL	520	503
OTHER ASSETS	1,142	896
TOTAL ASSETS	$4,789	$5,508

LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$18	$56
Accounts payable	1,342	1,106
Liabilities, EMCON Technologies Holdings Limited	61	—
Other current liabilities	658	706
Liabilities of discontinued operations	—	712
TOTAL CURRENT LIABILITIES	2,079	2,580
LONG-TERM DEBT	1,130	1,174
RETIREMENT BENEFITS	763	487
OTHER LIABILITIES	209	259
MINORITY INTERESTS	65	64
SHAREOWNERS’ EQUITY:
Common stock (2007, 72.6 shares issued and outstanding; 2006, 71.0 shares issued and 70.6 outstanding)	72	71
Additional paid-in capital	618	587
Retained earnings	128	376
Treasury stock (2007, 0.1 shares; 2006, 0.4 shares)	(3)	(11)
Accumulated other comprehensive loss	(272)	(79)
TOTAL SHAREOWNERS’ EQUITY	543	944
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,789	$5,508

See Notes to Consolidated Financial Statements.

ARVINMERITOR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2007	2006	2005
OPERATING ACTIVITIES
Income (loss) from continuing operations	$(30)	$112	$20
Adjustments to income (loss) from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	129	124	134
Gain on divestitures	(3)	(28)	—
Impairment charges and adjustments, net	(10)	—	34
Restructuring costs, net of payments	39	(21)	12
Loss on debt extinguishment, net	6	6	4
Deferred income tax benefit	(36)	(103)	(129)
Equity in earnings of affiliates, net of dividends	(13)	(10)	(9)
Stock compensation expense	13	17	24
Provision for doubtful accounts	16	6	15
Pension and retiree medical expense	129	142	110
Pension and retiree medical contributions	(202)	(114)	(164)
Proceeds from terminations of interest rate swaps	—	—	22
Changes in off-balance sheet receivable securitization and factoring	139	116	(19)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations:
Receivables	(132)	45	(86)
Inventories	(13)	(6)	(42)
Accounts payable	149	19	107
Other current assets and liabilities	(33)	22	78
Other assets and liabilities	32	22	18
Operating cash flows provided by continuing operations	180	349	129
Operating cash flows provided by (used for) discontinued operations	(144)	91	(161)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	36	440	(32)

INVESTING ACTIVITIES
Capital expenditures	(120)	(107)	(95)
Acquisitions of businesses and investments, net of cash acquired	(2)	1	(28)
Proceeds from disposition of property and businesses	14	54	12
Investment in debt defeasance trust and marketable securities	—	(17)	—
Proceeds from sale of marketable securities	5	—	—
Net investing cash flows provided by discontinued operations	199	179	136
CASH PROVIDED BY INVESTING ACTIVITIES	96	110	25

FINANCING ACTIVITIES
Net change in accounts receivable securitization program	(40)	(72)	112
Proceeds from issuance of convertible notes and term loan	200	470	—
Repayment of notes and term loan	(249)	(672)	(21)
Borrowings (payments) on lines of credit and other	3	(57)	(2)
Net change in debt	(86)	(331)	89
Debt issuance and extinguishment costs	(10)	(28)	(10)
Cash dividends	(29)	(28)	(28)
Proceeds from exercise of stock options	28	1	6
Other financing activities	(1)	—	—
Net financing cash flows used for discontinued operations	—	(5)	(3)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(98)	(391)	54
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND
CASH EQUIVALENTS	25	4	8
CHANGE IN CASH AND CASH EQUIVALENTS	59	163	55
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	350	187	132
CASH AND CASH EQUIVALENTS AT END OF YEAR	$409	$350	$187

See Notes to Consolidated Financial Statements.

ARVINMERITOR, INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(In millions, except per share amounts)

	Year Ended September 30,
	2007	2006	2005
COMMON STOCK
Beginning balance	$71	$71	$71
Exercise of stock options	1	—	—
Ending balance	72	71	71
ADDITIONAL PAID-IN CAPITAL
Beginning balance	587	580	569
Stock based compensation expense	13	17	5
Exercise of stock options	18	—	1
Reclassification upon adoption of SFAS 123(R)	—	(10)	—
Issuance of restricted stock and other	—	—	5
Ending balance	618	587	580
RETAINED EARNINGS
Beginning balance	376	579	595
Net income (loss)	(219)	(175)	12
Cash dividends (per share $0.40: 2007, 2006 and 2005)	(29)	(28)	(28)
Ending balance	128	376	579
TREASURY STOCK
Beginning balance	(11)	(10)	(22)
Exercise of stock options	9	1	5
Issuance of restricted stock	—	—	5
Other	(1)	(2)	2
Ending balance	(3)	(11)	(10)
UNEARNED COMPENSATION
Beginning balance	—	(13)	(15)
Issuance of restricted stock	—	—	(7)
Compensation expense	—	—	10
Reclassification upon adoption of SFAS 123(R)	—	13	—
Other	—	—	(1)
Ending Balance	—	—	(13)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance	(79)	(332)	(210)
Foreign currency translation adjustments	36	77	22
Minimum pension liability adjustment, net of tax	126	179	(143)
Adjustment to initially apply SFAS 158, net of tax	(357)	—	—
Unrealized gains, net of tax	2	(3)	(1)
Ending balance	(272)	(79)	(332)
TOTAL SHAREOWNERS’ EQUITY	$543	$944	$875
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	(219)	(175)	12
Foreign currency translation adjustments	36	77	22
Minimum pension liability adjustment, net of tax	126	179	(143)
Unrealized gains, net of tax	2	(3)	(1)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(55)	$78	$(110)

See Notes to Consolidated Financial Statements.

1. BASIS OF PRESENTATION

     ArvinMeritor, Inc. (the company or ArvinMeritor) is a global supplier of a broad range of integrated systems, modules and components serving commercial truck, trailer, light vehicle and specialty original equipment manufacturers (OEM) and certain aftermarkets. The consolidated financial statements are those of the company and its consolidated subsidiaries.

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

     In July 2007, the company sold its LVA European exhaust and filters (LVA Europe) businesses. Results of operations and assets and liabilities related to this business are included in discontinued operations in the consolidated statement of operations and balance sheet through the date of sale. In addition, during fiscal year 2007, the company made decisions to retain certain businesses previously held for sale. Results of operations, assets and liabilities and cash flows of prior periods have been restated to reflect these businesses as continuing operations as of September 30, 2007. Additional information regarding discontinued operations is discussed in Note 3.

     The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30 and its fiscal year ends on the Sunday nearest September 30. The 2007, 2006 and 2005 fiscal years ended on September 30, 2007, October 1, 2006 and October 2, 2005, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 is used consistently throughout this report to represent the fiscal year end.

2. SIGNIFICANT ACCOUNTING POLICIES

   Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates and assumptions were used to value goodwill and other long-lived assets, including impairment charges (see Notes 3 and 4), costs associated with the company’s restructuring actions (see Note 5), product warranty liabilities (see Note 14), long-term incentive and stock compensation plan obligations (see Note 19), retiree medical and pension obligations (see Notes 20 and 21), income taxes (see Note 22), and contingencies including asbestos and environmental matters (see Note 23).

   Consolidation and Joint Ventures

     The consolidated financial statements include the accounts of the company and those subsidiaries in which the company has control. All significant intercompany balances and transactions are eliminated in consolidation. The balance sheet and results of operations of controlled subsidiaries where ownership is greater than 50 percent, but less than 100 percent, are included in the consolidated financial statements and are offset by a related minority interest expense and liability recorded for the minority interest ownership. Investments in affiliates that are not controlled or majority-owned are reported using the equity method of accounting (see Note 13).

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

   Impairment of Long-Lived Assets

     Long-lived assets, excluding goodwill, to be held and used are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when a long-lived asset’s carrying value exceeds the fair value. If business conditions or other factors cause the profitability and cash flows to decline, the company may be required to record impairment charges at that time (see Note 5).

     Long-lived assets held for sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell.

   Discontinued Operations

     A business component that either has been disposed of or is classified as held for sale is reported as discontinued operations if the cash flows of the component have been or will be eliminated from the ongoing operations of the company and the company will no longer have any significant continuing involvement in the business component. The results of discontinued operations are aggregated and presented separately in the consolidated statement of operations and consolidated statement of cash flows. Assets and liabilities of the discontinued operations, if included in the disposal group, are aggregated and reported separately as assets and liabilities of discontinued operations in the consolidated balance sheet (see Note 3).

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

   Allowance for Doubtful Accounts

     An allowance for uncollectible trade receivables is recorded when accounts are deemed uncollectible based on consideration of write-off history, aging analysis, and any specific, known troubled accounts.

   Earnings per Share

     Basic earnings per share is calculated using the weighted average number of shares outstanding during each year. The diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards and convertible securities, if applicable.

     A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	September 30,
	2007	2006	2005
Basic average common shares outstanding	70.5	69.3	68.5
Impact of restricted stock	—	0.7	1.1
Impact of stock options	—	0.2	0.3
Diluted average common shares outstanding	70.5	70.2	69.9

     The potential effects of restricted stock, performance shares and stock options were excluded from the diluted earnings per share calculation for the twelve months ended September 30, 2007 because their inclusion in a net loss period would reduce the net loss per share. Therefore, at September 30, 2007, options to purchase 2.4 million shares of common stock were excluded from the computation of diluted earnings per share. At September 30, 2006 and 2005, options to purchase 3.3 million and 3.8 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would be anti-dilutive.

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

   New Accounting Standards

     New accounting standards to be implemented:

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statement to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management estimates that upon adoption, a cumulative effect adjustment of approximately $(5) million to $28 million will (increase)/decrease reserves for uncertain tax positions and (decrease)/increase retained earnings. This estimate is subject to revision as management completes its analysis.

     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 will be applied prospectively and are not expected to have a material impact on the company’s consolidated financial position, results of operations or cash flows.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115”, which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that choose to elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are currently assessing the potential impact, if any, of the standard on our financial condition and results of operations.

     Accounting standards implemented in fiscal year 2007:

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans, such as a retiree health care plan, on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. The recognition requirements of SFAS 158 were adopted by the company as of September 30, 2007. The initial adoption of SFAS 158 resulted in a reduction in shareowners’ equity of $357 million. This reduction is net of taxes of $193 million and is recorded in Accumulated Other Comprehensive Loss in the Consolidated Statement of Shareowners’ Equity.

     The incremental effect of applying the recognition provisions of SFAS 158 on the Company’s consolidated balance sheet as of September, 30, 2007 is as follows (in millions):

	Before		After
	Adoption of		Adoption of
	SFAS 158	Adjustments	SFAS 158
Patents, licenses and other intangible assets - other assets	$7	$(4)	$3
Noncurrent deferred income tax assets - other assets	588	193	781
Retirement benefits	(202)	(561)	(763)
Minority interests	50	15	65
Accumulated other comprehensive (income) loss	(85)	357	272

     SFAS 158 also requires that companies measure the funded status of their defined benefit pension plans and other postretirement benefit plans as of the balance sheet date. Currently, the company uses a measurement date of June 30 for its defined benefit and other postretirement benefit plans. The measurement date provisions of SFAS 158 are effective for fiscal years ending after December 15, 2008 and will require the company to change its measurement date to September 30 from June 30.

     In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Quantifying Financial Misstatements”, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for the company as of September 30, 2007. The adoption of SAB No. 108 did not have a material impact on the company’s consolidated financial statements.

3. DISCONTINUED OPERATIONS

   Emissions Technologies

     The company’s ET business supplied exhaust systems and exhaust system components, including mufflers, exhaust pipes, catalytic converters, diesel particulate filters and exhaust manifolds, primarily to original equipment manufacturers. On February 2, 2007, the company signed a definitive agreement to sell its ET business to EMCON Technologies Holdings Limited (EMCON), a private equity affiliate of J.P. Morgan Securities Inc. On May 17, 2007, the sale was completed. Total consideration was $310 million, including cash, a $20 million note and the assumption of certain liabilities, and is subject to adjustments for working capital and other items. The company recorded a pre-tax loss on sale of approximately $180 million ($146 million after-tax) in fiscal year 2007, which is subject to the settlement of working capital adjustments. The loss on sale includes a $115 million ($90 million after-tax) non-cash impairment charge recorded in the second quarter of fiscal year 2007 to record ET at estimated fair value based upon the preliminary terms of the sale agreement. Charges associated with the sale of ET are included in the results of discontinued operations in the consolidated statement of operations. ET is reported in discontinued operations in the consolidated statement of operations, statement of cash flows and related notes through the date of sale for all periods presented. The assets and liabilities of ET, as defined by the definitive agreement, are included in assets and liabilities of discontinued operations through the date of sale.

     As of the May 17, 2007 closing date, assets and liabilities of certain businesses were not legally transferred to EMCON due to delays in certain procedures required to be completed by the buyer. Pursuant to the sale agreement, legal ownership will be transferred upon receipt by the buyer of required licenses and establishment of appropriate entities to receive the transferred assets. Sale values were fixed and EMCON assumed operational control of the businesses as of the May 17, 2007 closing date. The steps required to complete the legal transfer were considered perfunctory by the company and the company recorded these assets and liabilities as sold and excluded them from the consolidated balance sheet effective on May 17, 2007. Consideration for these assets and assumed liabilities was deposited in an escrow account by EMCON and is reflected as a receivable due from EMCON in the consolidated balance sheet. The legal transfer of select operations was completed during the fourth quarter of fiscal year 2007 and the company expects to complete the transfer of the remaining assets and liabilities during the first quarter of fiscal year 2008.

     Receivables due from EMCON also include an estimated adjustment to the purchase price based upon closing working capital. Settlement of working capital adjustments is expected to occur in the first quarter of fiscal year 2008 per the terms of the sale agreement. Pre-sale funding obligations that were completed subsequent to September 30, 2007 resulted in an additional receivable from EMCON and an offsetting payable that is included in other current liabilities on the consolidated balance sheet at September 30, 2007.

     As a result of declines in the fair value of ET, the company recorded a $310 million non-cash goodwill impairment charge in the fourth quarter of fiscal year 2006 (see Note 4). This impairment charge is recorded in loss from discontinued operations in the consolidated statement of operations.

     In December 2004, the company completed the divestiture of its Columbus, Indiana automotive stamping and components manufacturing business and recognized a pre-tax gain on the sale of $4 million, which is recorded in discontinued operations in the consolidated statement of operations. This divestiture was part of the company’s plan to rationalize its operations and focus on its core automotive businesses.

   Light Vehicle Aftermarket

     In October 2004, the company announced plans to divest its Light Vehicle Aftermarket (LVA) businesses. This plan was part of the company’s long-term strategy to focus on core competencies and support its global light vehicle systems OEM customers and its commercial vehicle systems OEM and aftermarket customers. LVA supplied exhaust, ride control, motion control and filter products, as well as other automotive parts to the passenger car, light truck and sport utility vehicle aftermarket. As of September 30, 2007, we have completed the sale of our LVA filters, exhaust and motion control businesses, and our Gabriel South Africa ride control business, generating cash proceeds of approximately $231 million. These businesses represented a significant portion of our combined LVA business and are reported as discontinued operations in the consolidated statement of operations through the date of sale.

     In the second quarter of fiscal year 2007, the company made a strategic decision to retain its Gabriel North America and Europe ride control aftermarket business. Restructuring actions contemplated through the company’s Performance Plus initiative (see Note 5) are expected to make this business viable as part of the company’s core light vehicle strategy. In the fourth quarter of fiscal year 2006, the company decided to retain its 51 percent interest in its Gabriel de Venezuela LVA joint venture. As a result of these decisions, the results of operations, assets and liabilities and cash flows of the Gabriel de Venezuela joint venture and the Gabriel North America and Europe ride control aftermarket business is presented in continuing operations in the consolidated financial statements for all periods presented.

     As a result of the decision to retain the Gabriel North America and Europe ride control aftermarket business, the company reduced certain inventory and accounts receivable reserves by $12 million to reflect the net realizability of these assets on a continuing operations basis. In addition, the company recorded a cumulative $2 million adjustment, primarily related to Gabriel Europe ride control, for depreciation expense not recorded in fiscal years 2005 and 2006. The net amount of these adjustments is recorded in other income (expense), net in the consolidated statement of operations (see Note 8). The net property and equipment of our Gabriel North America ride control business was written off in fiscal year 2005. Sales of Gabriel North America and Europe ride control were $146 million, $163 million and $179 million for fiscal years 2007, 2006 and 2005, respectively. In September 2006, the company recorded a cumulative $3 million adjustment, related to the Gabriel de Venezuela joint venture, for depreciation expense not recorded in fiscal years 2006 and 2005. The inclusion of these businesses in continuing operations unfavorably impacted income from continuing operations by $1 million and $27 million in fiscal years 2006 and 2005, respectively. In fiscal year 2005, the company recorded a $34 million ($22 million after-tax) non-cash impairment charge in the Gabriel North America ride control aftermarket business.

     In July 2007, the company completed the sale of LVA Europe. Cash proceeds from the sale were $9 million, resulting in a net pre-tax loss on sale of $12 million ($12 million after-tax). Based on the contemplated sale value, a non-cash impairment charge of $8 million was recorded in the third quarter of fiscal year 2007. The loss on sale and the impairment charge are recorded in loss from discontinued operations in the consolidated statement of operations.

     The company sold its LVA North American filters, exhaust and motion control businesses; its Gabriel South Africa ride control business; and its 39-percent equity ownership interest in its light vehicle aftermarket joint venture, Purolator India during fiscal year 2006. Cash proceeds from these divestitures were $222 million, resulting in a net pre-tax gain on sale of $28 million ($18 million after-tax), which is recorded in loss from discontinued operations in the consolidated statement of operations.

     Also during fiscal year 2006, the company recognized non-cash impairment charges of $22 million ($14 million after-tax) to record certain LVA businesses at estimated fair value. The impairment charges are recorded in loss from discontinued operations in the consolidated statement of operations. In fiscal year 2005, the company recognized a non-cash impairment charge of $9 million ($6 million after-tax) to record certain LVA North American businesses at estimated fair value.

     In order to reduce costs and improve profitability, LVA recorded restructuring costs of $5 million and $1 million in fiscal years 2006 and 2005, respectively. These costs relate to employee severance benefits associated with the reduction of approximately 30 employees. At September 30, 2007, $2 million of restructuring reserves primarily related to unpaid employee termination benefits are included in liabilities of continuing operations (see Note 5). At September 30, 2006, $4 million of restructuring reserves primarily related to unpaid employee termination benefits are included in liabilities of discontinued operations.

     In fiscal year 2005, LVA entered into a five-year exclusive supply agreement with a significant customer to supply certain exhaust and ride control products. As part of the supply agreement, LVA incurred certain costs to changeover the customer to LVA products. LVA recognizes these costs, known as changeover costs, as selling expenses in the period the changeover occurs. LVA recognized approximately $5 million of after-tax changeover costs as expense in fiscal year 2005.

     Light Vehicle OE Ride Control

     The company’s light vehicle OE ride control business provided shock absorbers, struts, ministruts, and corner modules to the light vehicle industry and is presented as discontinued operations in the consolidated statement of operations and consolidated statement of cash flows for all periods presented. In December 2005, the company sold its light vehicle OE ride control business located in Asti, Italy and recorded an after-tax loss on the sale of $2 million. This sale, along with the previous divestiture of the company’s 75-percent shareholdings in AP Amortiguadores, S.A. (APA) in the second quarter of fiscal year 2004, substantially completed the company’s plan to exit its light vehicle OE ride control business.

     The company previously expected to close the ride control business in Asti, Italy and recorded approximately $31 million of restructuring costs in fiscal year 2005 related to the expected closure. These costs included $16 million of employee termination benefits and $15 million of asset impairment charges. As a result of the sale of the Asti, Italy ride control operations, the company reversed during fiscal year 2006, $11 million of restructuring costs related to employee termination benefits that were not paid by the company. These restructuring costs, including the subsequent reversal, are recorded in discontinued operations in the consolidated statement of operations.

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

     Results of the discontinued operations are summarized as follows (in millions):

	Year Ended September 30,
	2007	2006	2005
Sales
Emissions Technologies	$2,143	$2,943	$2,681
Light Vehicle Aftermarket	163	413	654
Light Vehicle OE Ride Control and other	23	39	110
Total Sales	$2,329	$3,395	$3,445

Loss before income taxes	$(215)	$(283)	$(4)
Benefit (provision) for income taxes	26	(4)	(4)
Loss from discontinued operations	$(189)	$(287)	$(8)

     Assets and liabilities of the discontinued operations are summarized as follows (in millions):

	September 30,
	2007	2006
Current assets	$—	$842
Net property	—	311
Other assets	—	53
Assets of discontinued operations	$—	$1,206

Current liabilities	$—	$673
Other liabilities	—	39
Liabilities of discontinued operations	$—	$712

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

     The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Discounted cash flow methods are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows.

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

     Step one of the company’s fiscal 2006 annual goodwill impairment review indicated the carrying value of the LVS emissions technology reporting unit exceeded its fair value. The fair value of this reporting unit was estimated using a probability weighted average cash flow analysis. This analysis considered multiple cash flow scenarios, including earnings multiples and the expected present value of future cash flows. The company recorded a $310 million non-cash goodwill impairment charge in the fourth quarter of fiscal year 2006 as its best estimate of the impairment loss. The company completed its step two goodwill impairment analysis in the first quarter of fiscal year 2007, which supported the original goodwill impairment charge recorded in fiscal year 2006. This impairment charge is recorded in loss from discontinued operations in the consolidated statement of operations.

     A summary of the changes in the carrying value of goodwill, by segment, is as follows (in millions):

	LVS	CVS	Total
Balance at September 30, 2006	$70	$433	$503
Foreign currency translation	1	16	17
Balance at September 30, 2007	$71	$449	$520

5. RESTRUCTURING COSTS

     At September 30, 2007 and 2006, $59 million and $40 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves are as follows (in millions). Asset impairment charges relate to manufacturing facilities that will be closed or sold and machinery and equipment that became idle and obsolete as a result of the facility closures.

	Employee		Plant
	Termination	Asset	Shutdown
	Benefits	Impairment	& Other	Total
Balance at September 30, 2004	$10	$—	$—	$10
Activity during the period:
Charges to continuing operations	41	11	4	56
Charges and adjustments to discontinued operations reserves, net (1)	40	20	2	62
Purchase accounting	4	—	—	4
Asset write-offs	—	(31)	—	(31)
Cash payments	(38)	—	(6)	(44)
Balance at September 30, 2005	57	—	—	57
Activity during the period:
Charges to continuing operations, net of reversals	16	—	2	18
Charges and adjustments to discontinued operations reserves, net (1)	5	3	1	9
Asset write-offs	—	(3)	—	(3)
Purchase accounting	(2)	—	—	(2)
Cash payments	(36)	—	(3)	(39)
Balance at September 30, 2006	40	—	—	40
Activity during the period:
Charges to continuing operations, net of reversals	63	8	—	71
Charges and adjustments to discontinued operations reserves, net (1)	(16)	—	—	(16)
Impact of foreign currency exchange rates	3	—	—	3
Asset write-offs	—	(8)	—	(8)
Reclass LVA reserves from discontinued operations	2	—	—	2
Cash payments and other	(33)	—	—	(33)
Balance at September 30, 2007	$59	$—	$—	$59
____________________

(1)	Adjustments to discontinued operations reserves primarily related to ET and are included in discontinued operations in the consolidated statement of operations and consolidated statement of cash flows.

     The following summarizes restructuring costs and related adjustments recorded during the fiscal years ended September 30, 2007, 2006 and 2005 (in millions).

	Continuing	Discontinued
	Operations	Operations	Headcount
Restructuring Costs – Fiscal Year 2007
Performance Plus charges	$72	$3	1,055
Adjustments and Reversals	(1)	(9)
Total Restructuring Costs	$71	$(6)

Restructuring Costs – Fiscal Year 2006
Fiscal Year 2005 Program charges	21	29	550
Other Actions	1	$5	30
Adjustments and Reversals	(4)	(20)
Total Restructuring Costs	$18	$14

Restructuring Costs – Fiscal Year 2005
Fiscal Year 2005 Program charges	$41	$62	2,250
Other Actions	15	1	175
Total Restructuring Costs	$56	$63

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

     Fiscal year 2005 program: In the second quarter of fiscal year 2005, the company announced the elimination of approximately 400 to 500 salaried positions and approved plans to consolidate, downsize, close or sell 11 underperforming businesses or facilities. During fiscal year 2006, the company identified approximately 550 additional salaried and hourly headcount reductions in its LVS and ET businesses. These actions were intended to align capacity with industry conditions, utilize assets more efficiently, and improve operations. As of September 30, 2007, actions related to the fiscal year 2005 program were substantially complete.

     Adjustments and Reversals: In fiscal years 2007 and 2006, the company reversed $10 million and $24 million of restructuring costs, respectively, related to previously recorded employee severance benefits. Adjustments and reversals relate to changes in original facts and circumstances that result in revised estimates of ultimate liability. Such circumstances would include the sale of a business, new labor arrangements and similar matters that develop subsequent to the original determinations.

     Other actions: During fiscal year 2005 Meritor Suspensions Systems Holdings (UK) Ltd (MSSH), a 57-percent owned consolidated joint venture of the company, closed its Sheffield, England stabilizer bar facility. The LVS business segment recorded restructuring and other exit costs of approximately $9 million related to this action during fiscal year 2005. These costs included employee termination and other exit costs of approximately $4 million and asset impairment charges of $5 million. The LVS business segment also recorded during fiscal year 2005 restructuring costs of $5 million for previously approved employee terminations and other expenses.

     Purchase Accounting: In fiscal year 2005, the company recorded restructuring costs of $4 million that were incurred as a result of the integration of the two consolidated joint ventures with AB Volvo into the Commercial Vehicle Systems (CVS) business (see Note 6). These costs relate to severance and other termination benefits, associated with approximately 20 employees, and other restructuring costs of the joint ventures. The formation of the joint ventures were accounted for using the purchase method of accounting and these restructuring costs were reflected in the purchase price allocation. In fiscal year 2006, the company reversed approximately $2 million of these costs as part of the final purchase price allocation. The reversal of these costs was recorded as a reduction of goodwill recorded in the purchase price allocation.

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

     On October 4, 2004, the company formed two joint ventures in France with AB Volvo to manufacture and distribute axles. The company acquired its 51-percent interest for a purchase price of €19 million ($25 million). Accordingly, beginning in the first quarter of fiscal year 2005, the results of operations and financial position of these joint ventures are consolidated by the company. The company has an option to purchase, and AB Volvo has an option to require the company to purchase, the remaining 49-percent interest in one of the joint ventures beginning in the first quarter of fiscal year 2008 for €16 million ($23 million) plus interest at EURIBOR rates, plus a margin. This option to purchase the minority interest is essentially a financing arrangement, as the minority shareholder does not participate in any profits or losses of the joint venture. Therefore, this obligation, including accreted interest to date, is recorded in other current liabilities (see Note 14) in the consolidated balance sheet and no minority interest is recognized for the 49-percent interest in this joint venture.

7. ACCOUNTS RECEIVABLE SECURITIZATION AND FACTORING

     In March 2006, the company entered into a European arrangement to sell trade receivables through one of its European subsidiaries, which was amended in July of 2007. Under the current arrangement, the company can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the company’s consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. Costs associated with this securitization arrangement were $4 million and $1 million in fiscal years 2007 and 2006, respectively, and are included in operating income in the consolidated statement of operations. The gross amount of proceeds received from the sale of receivables under this arrangement was $528 million and $216 million for fiscal years 2007 and 2006, respectively. The company’s retained interest in receivables sold is $5 million and $6 million at September 30, 2007 and 2006, respectively. The company had utilized, net of retained interests, €73 million ($104 million) and €41 million ($55 million) of this accounts receivable securitization facility as of September 30, 2007 and 2006, respectively.

     The company also participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $175 million program, which was established in September 2005, and amended in fiscal year 2006 and 2007, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet (see Note 16). As of September 30, 2007 no amounts were outstanding under this program. As of September 30, 2006, the company had utilized $40 million of this accounts receivable securitization facility. Borrowings under this arrangement are collateralized by approximately $226 million of receivables held at ARC at September 30, 2007. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At September 30, 2007, the company was in compliance with all covenants.

     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored receivables excluded from accounts receivable was $181 million and $84 million at September 30, 2007 and 2006, respectively.

8. OTHER INCOME (EXPENSE), net

     Other income (expense) is comprised of the following (in millions):

	Year Ended September 30,
	2007	2006	2005
Gain on divestitures (see Note 6)	$3	$23	$—
Impairment charges and adjustments, net (see Note 3)	10	—	(34)
Gain on liquidation of joint venture	—	5	—
Environmental remediation costs (see Note 23)	(2)	(8)	(7)
Customer bankruptcies	—	—	(5)
Other income (expense), net	$11	$20	$(46)

     In fiscal year 2005, the company recorded a $34 million non-cash impairment charge in the Gabriel Ride Control Aftermarket business. This impairment charge was previously recorded in discontinued operations when this business was held for sale.

     In fiscal year 2005, the company closed its stabilizer bar facility located in Sheffield, England and sold the related land and buildings (see Note 5). This facility was the primary operations of MSSH. During fiscal year 2006, the company substantially completed the liquidation of MSSH and recorded a $5 million gain, primarily related to the extinguishment of debt owed to the minority partner.

9. INVENTORIES

     Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	September 30,
	2007	2006
Finished goods	$218	$186
Work in process	103	128
Raw materials, parts and supplies	220	174
Total	$541	$488

10. OTHER CURRENT ASSETS

     Other current assets are summarized as follows (in millions):

	September 30,
	2007	2006
Current deferred income tax assets (see Note 22)	$111	$137
Customer reimbursable tooling and engineering	22	21
Asbestos-related recoveries (see Note 23)	8	8
Investment in debt defeasance trust	6	1
Assets held for sale	19	7
Prepaid and other	50	74
Other current assets	$216	$248

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

     The company holds certain assets as held for sale. These assets primarily relate to land and buildings that have been previously closed through restructuring and other rationalization actions. Also included in assets held for sale at September 30, 2007, are $10 million of properties related to previously divested ET and LVA businesses. The company expects to complete the sale of the properties in fiscal year 2008. These properties were included in assets of discontinued operations in the prior year.

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

     Net Property is summarized as follows (in millions):

	September 30,
	2007	2006
Property at cost:
Land and land improvements	$61	$53
Buildings	365	344
Machinery and equipment	1,546	1,443
Company-owned tooling	232	215
Construction in progress	86	67
Total	2,290	2,122
Less accumulated depreciation	(1,552)	(1,403)
Net Property	$738	$719

12. OTHER ASSETS

     Other assets are summarized as follows (in millions):

	September 30,
	2007	2006
Non-current deferred income tax assets (see Note 22)	$781	$570
Investments in non-consolidated joint ventures (see Note 13)	116	95
Long-term receivables (see Note 15)	47	41
Prepaid pension costs (see Note 21)	32	35
Unamortized debt issuance costs (see Note 16)	31	31
Capitalized software costs, net	25	27
Asbestos-related recoveries (see Note 23)	32	30
Patents, licenses and other intangible assets (less accumulated amortization: $4 and $7 at September 30, 2007 and
2006, respectively)	3	20
Investment in debt defeasance trust	6	11
Note receivable due from EMCON, net of $9 million discount (see Note 3)	11	—
Other	58	36
Other assets	$1,142	$896

     The note receivable due from EMCON bears interest at a rate of 4 percent per annum and is payable in June 2012 or earlier upon a change of control. EMCON may prepay the note at any time. The company recorded the note, net of a $9 million discount, to reflect the difference between the stated rate per the agreement of 4 percent and the effective interest rate of approximately 9 percent. The discount will be amortized over the term of the note as interest income.

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

     Patents, licenses and other intangible assets are amortized over their contractual or estimated useful lives, as appropriate. The company anticipates amortization expense for patents, licenses and other intangible assets of approximately $3 million to be recorded over the remaining five years of the assets’ useful lives. As a result of the current year minimum pension liability adjustment and upon adoption of SFAS 158 (See Note 2) in September 2007, an intangible asset associated with the retirement pension plans of $10 million was written off. This write-off is included in the net reduction in shareowners’ equity upon adoption of SFAS 158.

13. INVESTMENTS IN NON-CONSOLIDATED JOINT VENTURES

     The company’s non-consolidated joint ventures and related ownership interest at September 30, 2007 are as follows:

Meritor WABCO Vehicle Control Systems	50%
Master Sistemas Automotivos Limitada	49%
Suspensys Sistemas Automotivos Ltda.	24%
Sistemas Automotrices de Mexico S.A. de C.V.	50%
Ege Fren Sanayii ve Ticaret A.S.	49%
Automotive Axles Limited	36%
Shanghai ArvinMeritor Automotive Parts Co. Ltd	50%
PHA Door Systems	49%

     The company’s investments in non-consolidated joint ventures were as follows (in millions):

	September 30,
	2007	2006
Commercial Vehicle Systems	$113	$94
Light Vehicle Systems	3	1
Total investments in non-consolidated joint ventures	$116	$95

     The company’s equity in earnings (losses) of non-consolidated joint ventures were as follows (in millions):

	Year Ended September 30,
	2007	2006	2005
Commercial Vehicle Systems	$35	$32	$26
Light Vehicle Systems	(1)	—	—
Total equity in earnings (losses) of affiliates	$34	$32	$26

     The summarized financial information presented below represents the combined accounts of the company’s non-consolidated joint ventures (in millions):

	September 30,
	2007	2006
Current assets	$371	$280
Non-current assets	166	148
Total assets	$537	$428

Current liabilities	$204	$151
Non-current liabilities	88	75
Total liabilities	$292	$226

	Year Ended September 30,
	2007	2006	2005
Sales	$1,182	$1,021	$918
Gross profit	113	153	147
Net income	84	76	64

     Dividends received from the company’s non-consolidated joint ventures were $22 million in fiscal year 2007, $22 million in fiscal year 2006 and $17 million in fiscal year 2005.

     The company had sales to its non-consolidated joint ventures of approximately $14 million, $22 million and $13 million in fiscal years 2007, 2006 and 2005, respectively. The company had purchases from its non-consolidated joint ventures of approximately $347 million, $334 million and $63 million in fiscal years 2007, 2006, and 2005, respectively. Additionally, the company leases space and provides certain administrative and technical services to various non-consolidated joint ventures. The company collected $2 million and $1 million for such leases and services during fiscal year 2007 and 2006, respectively. The amount collected by the company for such leases and services was not material to its results of operations or financial condition during fiscal year 2005.

     Amounts due from the company’s non-consolidated joint ventures were $11 million and $30 million at September 30, 2007 and 2006, respectively and are included in Receivables, trade and other, net. Amounts due to the company’s non-consolidated joint ventures were $94 million and $46 million at September 30, 2007 and 2006, respectively and are included in Accounts payable.

14. OTHER CURRENT LIABILITIES

     Other current liabilities are summarized as follows (in millions):

	September 30,
	2007	2006
Compensation and benefits	$223	$227
Income taxes (see Note 22)	130	164
Taxes other than income taxes	56	54
Product warranties	50	52
Restructuring (see Note 5)	59	40
AB Volvo joint venture payable (see Note 6)	27	—
Reserve for labor disruption (see Note 23)	—	29
Asbestos-related liabilities (see Note 23)	11	11
Interest	7	8
Environmental (see Note 23)	11	14
Current deferred income tax liabilities (see Note 22)	6	7
Other	78	100
Other current liabilities	$658	$706

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

     A summary of the changes in product warranties is as follows (in millions):

	2007	2006	2005
Total product warranties -- beginning of year	$122	$95	$92
Accruals for product warranties	71	94	59
Payments	(56)	(58)	(58)
Retained obligatons due to EMCON	(20)	—	—
Product warranties assumed by EMCON	(11)	—	—
Change in estimates and other	(3)	(9)	2
Total product warranties – end of year	103	122	95
Less: non-current product warranties (see Note 15)	(53)	(70)	(38)
Product warranties – current	$50	$52	$57

15. OTHER LIABILITIES

     Other liabilities are summarized as follows (in millions):

	September 30,
	2007	2006
Asbestos-related liabilities (see Note 23)	$44	$46
Non-current deferred income tax liabilities (see Note 22)	6	25
Product warranties (see Note 14)	53	70
AB Volvo joint venture payable (see Note 6)	—	23
Environmental (see Note 23)	13	13
Long-term payable (see Note 12)	47	41
Other	46	41
Other liabilities	$209	$259

16. LONG-TERM DEBT

     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	September 30,
	2007	2006
6-5/8 percent notes due 2007	$—	$5
6-3/4 percent notes due 2008	5	5
7-1/8 percent notes due 2009	6	6
6.8 percent notes due 2009	77	77
8-3/4 percent notes due 2012	276	311
Term Loan B due 2012	—	170
8-1/8 percent notes due 2015	251	251
4.625 percent convertible notes due 2026(1)	300	300
9.5 percent subordinated debentures due 2027	—	39
4.0 percent convertible notes due 2027(1)	200	—
Accounts receivable securitization (see Note 7)	—	40
Lines of credit and other	20	18
Unamortized gain on swap unwind	9	—
Fair value adjustment of notes	4	8
Subtotal	1,148	1,230
Less: current maturities	(18)	(56)
Long-term debt	$1,130	$1,174
____________________

(1)	The 4.625 percent and 4.0 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively (see Convertible Securities below).

   Debt Securities

     During fiscal year 2007, the company purchased, at a premium, $35 million of its outstanding 8-3/4 percent notes on the open market.

     During fiscal year 2006, the company completed the repurchase of $600 million aggregate principal amount of its previously outstanding notes in the following amounts: $195 million of its outstanding $200 million 6-5/8 percent notes due in 2007; $95 million of its outstanding $100 million 6-3/4 percent notes due in 2008; $225 million of its outstanding $302 million 6.8 percent notes due in 2009; and $85 million of its outstanding $91 million 7-1/8 percent notes also due in 2009. The repurchase was accounted for as an extinguishment of debt and, accordingly, $9 million was recognized as a loss on debt extinguishment and is included in interest expense, net and other in the consolidated statement of operations. The loss primarily consists of debt reacquisition costs associated with the note repurchase, unamortized debt issuance costs and debt discount, and the premium paid to repurchase the notes.

     The company also purchased, at a discount, $69 million of its $380 million outstanding 8-3/4 percent notes on the open market during fiscal year 2006. The purchase of these debt securities was accounted for as an extinguishment of debt and, accordingly, $3 million was recognized as a gain on debt extinguishment and is included in interest expense, net and other in the consolidated statement of operations. Also in fiscal year 2006, the company purchased $3 million of the outstanding 6.8 percent notes on the open market at a discount.

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

     The company previously filed a shelf registration statement with the Securities and Exchange Commission registering $750 million aggregate principal amount of debt securities to be offered in one or more series on terms determined at the time of sale. At September 30, 2007 the company had $150 million of debt securities available for issuance under this shelf registration.

   Investment in Debt Defeasance Trust

     During fiscal year 2006, the company purchased $12 million of U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest through the stated maturity on the $5 million of outstanding 6-3/4 percent notes due 2008 and the $6 million of outstanding 7-1/8 percent notes due 2009, in order to defease certain covenants under the associated indenture. As these securities are restricted and can only be withdrawn and used for payments of the principal and interest on the aforementioned notes, the assets of the trust are recorded in Other Current Assets and Other Assets (see Notes 10 and 12) in the consolidated balance sheet.

   Convertible Securities

     In February 2007, the company issued $200 million of 4.00 percent convertible senior unsecured notes due 2027 (the 2007 convertible notes). The 2007 convertible notes were sold by the company to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. The 2007 convertible notes were registered for resale under the Securities Act of 1933 in June 2007. Net proceeds received by the company, after issuance costs, were $194 million. The related debt issuance costs are being amortized over a twelve-year term, which represents the earliest date that the company can redeem the 2007 convertible notes. The company used the net proceeds from this offering to pay in full the $170 million aggregate principal amount outstanding on the Term Loan B (see Senior Secured Credit Facilities below).

     In March 2006, the company issued $300 million of 4.625 percent convertible senior unsecured notes due 2026 (the 2006 convertible notes). The 2006 convertible notes were sold by the company to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. These convertible notes were registered with the Securities and Exchange Commission under the Securities Act of 1933 on May 23, 2006. Net proceeds received by the company, after issuance costs, were $289 million. The related debt issuance costs are being amortized over a ten-year term, which represents the earliest date that the company can redeem the 2006 convertible notes. The company used the net proceeds from this offering, together with proceeds from the sales of its LVA North American filters and exhaust businesses and other sources to fund the repurchase of $600 million aggregate principal amount of previously outstanding notes (see Debt Securities above).

     Interest Rates – convertible securities

     The 2007 convertible notes bear cash interest at a rate of 4.00 percent per annum from the date of issuance through February 15, 2019, payable semi-annually in arrears on February 15 and August 15 of each year. After February 15, 2019, the principal amount of the notes will be subject to accretion at a rate that provides holders with an aggregate annual yield to maturity of 4.00 percent.

     The 2006 convertible notes bear cash interest at a rate of 4.625 percent per annum from the date of issuance through March 1, 2016, payable semi-annually in arrears on March 1 and September 1 of each year. After March 1, 2016, the principal amount of the notes will be subject to accretion at a rate that provides holders with an aggregate annual yield to maturity of 4.625 percent.

     Conversion Features – convertible securities

     The 2007 convertible notes are convertible into shares of the company’s common stock at an initial conversion rate, subject to adjustment, equivalent to 37.4111 shares of common stock per $1,000 initial principal amount of notes, which represents an initial conversion price of approximately $26.73 per share. If converted, the accreted principal amount will be settled in cash and the remainder of the company’s conversion obligation, if any, in excess of such accreted principal amount will be settled in cash, shares of common stock, or a combination thereof, at the company’s election. Holders may convert their notes at any time on or after February 15, 2025. The maximum number of shares of common stock the 2007 convertible notes are convertible into is approximately 7 million.

     The 2006 convertible notes are convertible into shares of the company’s common stock at an initial conversion rate, subject to adjustment, equivalent to 47.6667 shares of common stock per $1,000 initial principal amount of notes, which represents an initial conversion price of approximately $20.98 per share. If converted, the accreted principal amount will be settled in cash and the remainder of the company’s conversion obligation, if any, in excess of such accreted principal amount will be settled in cash, shares of common stock, or a combination thereof, at the company’s election. Holders may convert their notes at any time on or after March 1, 2024. The maximum number of shares of common stock the 2007 convertible notes are convertible into is approximately 14 million.

     Prior to February 15, 2025 (2007 convertible notes) and March 1, 2024 (2006 convertible notes), holders may convert their notes only under the following circumstances:

  during any calendar quarter, if the closing price of the company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120 percent of the applicable conversion price;

  during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 initial principal amount of notes is equal to or less than 97 percent of the average conversion value of the notes during such five consecutive trading day period;

  Upon the occurrence of specified corporate transactions; or

  if the notes are called by the company for redemption.

     Redemption Features – convertible securities

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

     On or after March 1, 2016, the company may redeem the 2006 convertible notes, in whole or in part, for cash at a redemption price equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest. On each of March 1, 2016, 2018, 2020, 2022, and 2024, or upon certain fundamental changes, holders may require the company to purchase all or a portion of their 2006 convertible notes at a purchase price in cash equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest.

     The 2007 and 2006 convertible notes are fully and unconditionally guaranteed by certain subsidiaries of the company that currently guarantee the company’s obligations under its senior secured credit facility and other publicly-held notes (see Senior Secured Credit Facilities below).

   Subordinated Debentures

     In March 2007, the company redeemed $39 million of its outstanding junior subordinated debentures at a premium and recognized $2 million as a loss on debt extinguishment, which is included in interest expense, net and other in the consolidated statement of operations.

   Senior Secured Credit Facilities

     In June 2006, the company replaced its $900 million revolving credit facility that was to expire in 2008 with two new senior secured credit facilities totaling $1.15 billion (the new credit facilities). The new credit facilities initially included a $980 million revolving credit facility and a $170 million term loan maturing in 2011 and 2012, respectively.

     In February 2007, the company amended the revolving credit facility, reducing the borrowing capacity to $900 million, and used the net proceeds from the issuance of the 2007 convertible notes to pay in full the $170 million aggregate principal amount outstanding on the Term Loan B. As a result of the repayment, the company recognized a $3 million loss on debt extinguishment, which is included in interest expense, net and other in the consolidated statement of operations.

     Debt issuance costs associated with the new credit facilities of $11 million are being amortized over the five year term of the revolving credit facility. Borrowings under the new revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At September 30, 2007, the margin over the LIBOR rate was 150 basis points, and the commitment fee was 30 basis points. Up to $150 million of the $900 million revolving credit facility can be used, at the company’s option, for the issuance of letters of credit. At September 30, 2007 and 2006, approximately $30 million and $25 million of letters of credit, respectively, were issued. The company had an additional $10 million outstanding at September 30, 2007 on letters of credit available through other facilities.

     Borrowings under the revolving credit facility are collateralized by approximately $960 million of the company’s assets, primarily consisting of a second lien on eligible domestic U.S. accounts receivable, inventory, plant, property, and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

     In October 2007, the company amended the revolving credit facility to modify certain financial covenants. Under the terms of the amendments, the company is required to maintain a total net-debt-to-EBITDA ratio, as defined in the agreement, no greater than 5.00x for the quarter ending December 31, 2007; 5.25x for the quarter ending March 31, 2008 and 5.00x for the quarter ending June 30, 2008 and step-downs thereafter. The company is also required to maintain a minimum fixed charge coverage ratio (EBITDA, as defined in the agreement, less capital expenditures to interest expense) of 0.70x for the quarters ending December 31, 2007 and March 31, 2008; 1.00x for the quarter ending June 30, 2008; 1.25x for the subsequent four quarters and 1.50x thereafter. At September 30, 2007, the company was in compliance with all covenants.

     Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the amended revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 27).

   Accounts Receivable Securitization

     The company participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs (see Note 7). Under this $175 million program, which was established in September 2005, and amended in fiscal year 2006 and 2007, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ARC. ARC funds these purchases with borrowings under a loan agreement with a bank. The weighted average interest rate on borrowings under this arrangement was approximately 5.36 percent during fiscal 2007. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by $226 million of eligible receivables purchased and held by ARC at September 30, 2007. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At September 30, 2007, the company was in compliance with all covenants.

   Related Parties

     A 57-percent owned consolidated joint venture of the company has a $6 million, 6.5 -percent loan with its minority partner. The maturity date of this loan was extended in November 2005 to fiscal year 2009. This loan is included in long-term debt in the consolidated balance sheet.

   Interest Rate Swap Agreements

     As of September 30, 2007, the company had interest rate swap agreements that effectively convert $221 million of the company’s 8-3/4 percent notes, $63 million of the 6.8 percent notes and $175 million of the 8-1/8 percent notes to variable interest rates. As of September 30, 2007 and 2006, respectively, the fair value of the 8-3/4 percent swaps was a liability of $2 million and $6 million, respectively, and was included in Other Liabilities. The fair value of the 6.8 percent swap was not significant at the end of fiscal years 2007 and 2006. The fair value of the 8-1/8% swaps was $4 million at the end of fiscal year 2007 and was included in Other Assets. The terms of the interest rate swap agreements require the company to place cash on deposit as collateral if the fair value of the interest rate swaps declines below zero. No amounts were posted as collateral at September 30, 2007. At September 30, 2006, the company had placed $6 million on deposit with the counterparty as collateral and recorded such deposit as a reduction in the carrying value of the associated interest rate swap. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent, 6.8 percent and 8.125 percent on notional amounts of $221 million, $63 million and $175 million, respectively, and pays variable rates based on three-month LIBOR plus a weighted-average spread of 3.13 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other. Included in the fair value adjustment of notes is $9 million related to previously terminated interest rate swaps, which is being amortized to earnings as a reduction of interest expense over the remaining life of the related debt.

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

     The company has various other operating leasing arrangements. Future minimum lease payments under these operating leases are $21 million in 2008, $16 million in 2009, $12 million in 2010, $10 million in 2011, $5 million in 2012 and $9 million thereafter.

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

     Under this program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the consolidated statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12-24 months. The company recognized gains on the contracts of approximately $1 million, $2 million and $14 million in the fiscal years ended September 30, 2007, 2006 and 2005, respectively. The impact to operating income associated with hedge ineffectiveness was not significant in fiscal years 2007, 2006 and 2005.

     At September 30, 2007, there was a $1 million gain recorded in AOCL. The company expects to reclassify this amount from AOCL to operating income during the next three months as the forecasted hedged transactions are recognized in earnings. At September 30, 2006, there was a $1 million loss recorded in AOCL.

     The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

   Fair Value

     Fair values of financial instruments are summarized as follows (in millions):

	September 30,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$409	$409	$350	$350
Short-term investments	—	—	5	5
Interest rate swaps – asset	4	4	1	1
Foreign exchange contracts – asset	6	6	—	—
Investment in debt defeasance trust	12	12	12	12
Collateral on interest rate swap liability	—	—	6	6
Interest rate swaps – liability	2	2	6	6
Foreign exchange contracts – liability	5	5	1	1
Short-term debt	18	18	56	56
Long-term debt	1,130	1,127	1,174	1,141

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

     The company has reserved approximately 4.5 million shares of Common Stock in connection with its 2007 Long-Term Incentive Plan (LTIP), Directors Stock Plan and Incentive Compensation Plan for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and stock awards to key employees and directors. At September 30, 2007, there were 4.1 million shares available for future grants under these plans.

     The company accounts for treasury stock at cost. Treasury stock of $1 million was purchased in fiscal year 2007. There were no purchases of treasury stock in fiscal years 2006 or 2005. During fiscal years 2007 and 2006, approximately 0.3 million and 0.5 million shares of treasury stock were issued in connection with the exercise of stock options and issuance of restricted stock under the company’s incentive plans.

   Accumulated Other Comprehensive Loss

     The components of Accumulated Other Comprehensive Loss as reported in the Consolidated Balance Sheet and Statement of Shareowners’ Equity are as follows:

	Foreign	Minimum
	Currency	Pension	Unrealized
	Translation	Liability	Gains (Losses)	Total
Balance at September 30, 2004	$80	(293)	3	(210)
2005 adjustment	22	(143)	—	(121)
Deferred gain on cash flow hedges	—	—	(1)	(1)
Balance at September 30, 2005	102	(436)	2	(332)
2006 adjustment	77	179	—	256
Deferred loss on cash flow hedges	—	—	(3)	(3)
Balance at September 30, 2006	179	(257)	(1)	(79)
2007 adjustment	169	126	—	295
Impact of sale of businesses on foreign currency translation adjustment	(133)	—	—	(133)
Adjustment to initially apply SFAS 158, net of tax	—	—	—	(357)
Deferred gain on cash flow hedges	—	—	2	2
Balance at September 30, 2007	$215	$(131)	$1	$(272)

19. EQUITY BASED COMPENSATION

   Stock Options

     Under the company’s incentive plans, stock options are granted at prices equal to the fair value on the date of grant and have a maximum term of 10 years. Stock options vest over a three year period from the date of grant. No stock options were granted during the last three fiscal years.

     Information related to stock options is as follows (shares in thousands, exercise price and remaining contractual term represent weighted averages, and aggregate intrinsic values in millions):

			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding — beginning of year	4,525	$19.81
Granted	—	—
Exercised	(1,652)	16.87
Cancelled or expired	(436)	21.89
Outstanding — end of year	2,437	21.46	3.5	—

Exercisable — end of year	2,437	21.46	3.5	—

     The following table provides additional information about outstanding stock options at September 30, 2007 (shares in thousands, exercise price represents a weighted average):

	Outstanding			Exercisable
		Remaining
		Contractual	Exercise		Exercise
	Shares	Life	Price	Shares	Price
$14.00 to $22.00	1,714	4.7	$18.45	1,714	$18.45
$22.01 to $33.00	671	0.9	27.84	671	27.84
$33.01 to $41.00	52	1.3	38.12	52	38.12
	2,437			2,437

     Compensation expense is recognized for the non-vested portion of previously issued stock options. The company recorded compensation expense of $1 million, $3 million, and $6 million in fiscal years 2007, 2006, and 2005, respectively, associated with the expensing of stock options. The total intrinsic value of options exercised was $9 million in fiscal year 2007, less than $1 million in fiscal year 2006 and $2 million in fiscal year 2005.

   Restricted Stock, Restricted Units, Performance Shares and Performance Share Units

     The company grants shares of restricted stock, performance shares and restricted and performance share units to certain employees and non-employee members of the Board of Directors in accordance with the LTIP, the 1998 Stock Benefit Plan, the Employee Stock Benefit Plan and the 2004 Directors Stock Plan, respectively. The company measures the grant price fair value of these stock based awards at the market price of the company’s common stock as of the date of the grant. Employee awards typically vest over three years and are subject to continued employment by the employee. Performance shares and share units are also subject to satisfaction of certain conditions related to the company’s financial performance. Compensation cost associated with stock based awards is recognized ratably over the vesting period. Cash dividends on the restricted stock are reinvested in additional shares of common stock during the vesting period.

     In fiscal years 2007, 2006, and 2005, the company granted 964,200, 888,300, and 851,975 shares of stock based awards, respectively. The grant date fair value of these shares was $17.51, $13.69, and $20.53 for shares granted in fiscal years 2007, 2006 and 2005, respectively.

     The company’s nonvested restricted shares and share units as of September 30, 2007, and the activity during fiscal year 2007 is summarized as follows (shares in thousands):

	Number of	Weighted-Average Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2006	922	$16.45
Granted	964	17.51
Vested	(713)	17.06
Forfeited	(214)	19.37
Nonvested at September 30, 2007	959	16.42

     As of September 30, 2007, there was $16 million of total unrecognized compensation costs related to nonvested equity compensation arrangements. These costs are expected to be recognized over a weighted average period of 1 year. Total compensation expense recognized for restricted stock, restricted share units, performance shares and performance share units was $12 million in fiscal year 2007, $14 million in fiscal year 2006 and $18 million in fiscal year 2005.

     In fiscal year 2006, the company adopted SFAS No. 123(R), “Share-Based Payments,” which requires compensation costs related to share-based payment transactions to be recognized in the financial statements.   This statement also establishes fair value as the measurement objective for share-based payment transactions with employees.  The adoption of SFAS 123(R) resulted primarily in changing the company’s method of accounting for retirement eligible employees and estimating forfeitures for unvested stock based compensation awards.  Subsequent to adoption, the company began recognizing compensation expense associated with stock grants to retirement eligible employees during the year granted.  Prior to adoption, the company expensed stock compensation granted to retirement eligible employees ratably over the respective vesting period.

     Prior to the adoption of SFAS 123(R), total compensation expense related to the grants of restricted stock was recorded as unearned compensation and was shown as a separate reduction of shareowners’ equity. Unearned compensation was expensed over the vesting period. Upon the adoption of SFAS 123(R) in fiscal year 2006, compensation expense is recorded as incurred as an increase of additional paid in capital in the consolidated statement of shareowners’ equity. In addition, the previously recorded balance in unearned compensation was reclassed to additional paid in capital.

20. RETIREMENT MEDICAL PLANS

     The company has retirement medical plans that cover the majority of its U.S. and certain non-U.S. employees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. These plans are unfunded. The company adopted the recognition and disclosure provisions of SFAS 158 as of September 30, 2007 (see Note 2). SFAS 158 does not permit retrospective application and accordingly, fiscal year 2006 balances do not reflect adoption.

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

The company recalculated the APBO as of December 22, 2005, which resulted in an increase in the APBO of $168 million. The increase in APBO will offset the remaining unamortized negative prior service cost of the 2002 and 2004 plan amendments and will increase retiree medical expense over the average remaining service period associated with the original plan amendments of approximately 10 years. In addition, the increase in APBO resulted in higher interest cost, a component of retiree medical expense. The company began recording the impact of the injunction in March 2006, 90 days from the December 22, 2005 measurement date, which is consistent with the 90-day lag between the company’s normal plan measurement date of June 30 and its fiscal year-end. In addition, the injunction ordered the company to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. The company has recorded a $5 million reserve at September 30, 2007 and 2006 as the best estimate of its liability for these retroactive benefits. Including the estimated liability for retroactive benefits, the injunction increased retiree medical expense by approximately $17 million in fiscal year 2006. The company continues to believe it has meritorious defenses to these actions and has appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit. The ultimate outcome of the UAW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

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

     The company’s retiree medical obligations are measured as of June 30. The following are the assumptions used in the measurement of the APBO and retiree medical expense:

	2007	2006	2005
Assumptions as of June 30 discount rate	6.30%	6.40%	5.00%
Health care cost trend rate (weighted average)	9.00%	8.00%	9.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year ultimate rate is reached	2015	2011	2011

     Since the company measures its retiree medical obligations at June 30, the assumptions noted above are used to calculate the APBO as of June 30 of the current fiscal year and retiree medical expense for the subsequent fiscal year.

     The discount rate is used to calculate the present value of the APBO. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has typically used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a projection of health care costs as of the measurement date through 2015, at which time the health care trend rate is projected to be 5 percent. The company’s projection for fiscal year 2008 is an increase in health care costs of 9 percent.

     The APBO as of the June 30 measurement date is summarized as follows (in millions):

	2007	2006
Retirees	$514	$551
Employees eligible to retire	18	14
Employees not eligible to retire	44	35
Total	$576	$600

     The following reconciles the change in APBO and the amounts included in the consolidated balance sheet (in millions):

	2007	2006
APBO — beginning of year	$600	$455
Service cost	3	4
Interest cost	37	27
Plan amendments	2	168
Actuarial (gains) losses	(15)	5
Benefit payments	(51)	(59)
APBO — end of year	576	600

Items not yet recognized in the balance sheet:
Unrecognized net actuarial loss	—	(413)
Unrecognized prior service benefit	—	75
Benefit payments made during the fourth quarter	(12)	(12)
Foreign currency rate changes	4	—
Other (1)	5	5
Retiree medical liability	$573	$255
____________________

(1)	The company recorded a $5 million reserve for retiree medical liabilities at September 30, 2006 and 2007 as its best estimate for retroactive benefits related to the previously mentioned injunction.

     Actuarial losses relate to changes in the discount rate and earlier than expected retirements due to certain plant closings and restructuring actions. In accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”, a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the average expected remaining service life, which is approximately 12 years. Union plan amendments are generally amortized over the contract period, or three years.

     The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. The company provides retiree medical benefits for certain plans that exceed the value of the benefits that are provided by the Medicare Part D plan. Therefore, management concluded that these plans are at least actuarially equivalent to the Medicare Part D plan and the company is eligible for the federal subsidy. The impact of the subsidy was reflected as a reduction in the 2007 and 2006 retiree medical expense of $6 million and $4 million, respectively.

     The retiree medical liability is included in the consolidated balance sheet as follows (in millions):

	September 30,
	2007	2006
Current — included in compensation and benefits	$55	$54
Long-term — included in retirement benefits	518	201
Retiree medical liability	$573	$255

     Amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic retiree medical expense as of September 30 are as follows (in millions):

2007
Net actuarial loss	$223
Prior service cost (benefit)	(40)
Amounts recorded in accumulated other comprehensive loss	$183

     The net actuarial loss and prior service benefit that is estimated to be amortized from accumulated other comprehensive loss in shareowners’ equity into net periodic retiree medical expense in 2008 are $27 million and $7 million, respectively.

     The components of retiree medical expense are as follows (in millions):

	2007	2006	2005
Service cost	$3	$4	$3
Interest cost	37	27	26
Amortization of —
Prior service cost	(8)	(16)	(24)
Actuarial gains and losses	25	27	27
Other (1)	—	5	—
Retiree medical expense	$57	$47	$32
____________________

(1)	The company recorded a $5 million charge for retiree medical liabilities at September 30, 2006 as its best estimate for retroactive benefits related to the previously mentioned injunction.

     A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2007	2006
Effect on total service and interest cost
1% Increase	$4	$4
1% Decrease	(4)	(3)
Effect on APBO
1% Increase	61	55
1% Decrease	(51)	(47)

     The company expects future benefit payments as follows (in millions):

		Gross
	Gross	Medicare
	Benefit	Part D
	Payments	Receipts
Fiscal 2008	$56	$3
Fiscal 2009	50	3
Fiscal 2010	49	3
Fiscal 2011	49	4
Fiscal 2012	47	4
Fiscal 2013 – 2017	223	22

21. RETIREMENT PENSION PLANS

     The company sponsors defined benefit pension plans that cover most of its U.S. employees and certain non-U.S. employees. Pension benefits for salaried employees are based on years of credited service and compensation. Pension benefits for hourly employees are based on years of service and specified benefit amounts. The company’s funding policy provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. The company adopted the recognition and disclosure provisions of SFAS 158 as of September 30, 2007 (see Note 2). SFAS 158 does not permit retrospective application and accordingly, fiscal year 2006 balances do not reflect adoption.

     In April 2007, the company announced a freeze of its defined benefit pension plan for salaried and non-represented employees in the United States, effective January 1, 2008. The change will affect approximately 3,800 employees including certain employees who will continue to accrue benefits for an additional transition period, ending June 30, 2011. After these freeze dates, the company will instead make additional contributions to its defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution will be based on a percentage of the employee’s pay, with the contribution percentage increasing as the employee ages. These changes do not affect current retirees or represented employees. The company began recording the impact of the plan freeze in the fourth quarter of fiscal year 2007, 90 days from the plan amendment, which is consistent with the 90-day lag between the company’s normal plan measurement date of June 30 and its fiscal year-end.

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

     The following are the assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

	U.S. Plans
Assumptions as of June 30	2007	2006	2005
Discount Rate	6.35%	6.60%	5.30%
Assumed return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.75%	3.75%	3.75%

Non-U.S. Plans
Assumptions as of June 30	2007	2006	2005
Discount Rate	5.25% — 6.00%	4.75% — 5.75%	4.00% — 5.00%
Assumed return on plan assets	8.00% — 8.00%	8.00% — 8.00%	7.75% — 8.50%
Rate of compensation increase	2.50% — 4.25%	2.50% — 3.75%	3.00% — 3.50%

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

     The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

     The accompanying disclosures include pension obligations associated with businesses classified as discontinued operations.

     The following table reconciles the change in the PBO, the change in plan assets and amounts included in the consolidated balance sheet (in millions):

	2007			2006
June 30 measurement date	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
PBO — beginning of year	$925	$805	$1,730	$1,070	$778	$1,848
Service cost	19	18	37	25	19	44
Interest cost	59	43	102	57	38	95
Participant contributions	—	2	2	—	3	3
Plan amendments	—	—	—	—	(28)	(28)
Actuarial loss (gain)	42	(21)	21	(173)	(8)	(181)
Divestitures and curtailments	(39)	(11)	(50)	(6)	(6)	(12)
Benefit payments	(53)	(41)	(94)	(48)	(35)	(83)
Foreign currency rate changes	—	83	83	—	44	44
PBO — end of year	953	878	1,831	925	805	1,730
Change in plan assets
Fair value of assets — beginning of year	728	593	1,321	687	502	1,189
Actual return on plan assets	91	80	171	77	71	148
Employer contributions	77	92	169	12	22	34
Participant contributions	—	2	2	—	3	3
Divestitures and curtailments	—	15	15	—	—	—
Benefit payments	(53)	(41)	(94)	(48)	(35)	(83)
Foreign currency rate changes	—	66	66	—	30	30
Fair value of assets — end of year	843	807	1,650	728	593	1,321
Funded status	(110)	(71)	(181)	(197)	(212)	(409)

Contributions made in the fourth quarter	2	5	7	13	11	24
Unrecognized amounts:
Actuarial loss	—	—	—	290	297	587
Prior service cost (benefit)	—	—	—	2	(21)	(19)
Initial net transition asset	—	—	—	—	—	—
Net amount recognized	$(108)	$(66)	$(174)	$108	$75	$183

     Amounts included in the consolidated balance sheet at September 30 are comprised of the following (in millions):

	2007			2006
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Noncurrent assets	$—	$32	$32	$—	$35	$35
Current liabilities	(4)	(2)	(6)	—	—	—
Noncurrent liabilities	(104)	(96)	(200)	(119)	(140)	(259)
Deferred and other noncurrent income taxes	—	—	—	87	49	136
Accumulated other comprehensive loss	—	—	—	139	118	257
Intangible asset and other	—	—	—	1	8	9
Minority interest liability	—	—	—	—	5	5
Net amount recognized	$(108)	$(66)	$(174)	$108	$75	$183

     Amounts recorded in accumulated other comprehensive loss not yet recognized in net periodic pension expense as of September 30, 2007 are as follows (in millions):

	U.S.	Non-U.S.	Total
Net actuarial loss	$149	$160	$309
Prior service cost (benefit)	2	(6)	(4)
Amounts recorded in accumulated other comprehensive loss	$151	$154	$305

     The net actuarial loss and prior service cost that are estimated to be amortized from accumulated other comprehensive loss into net periodic pension expense in 2008 are $42 million and $2 million, respectively.

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

     The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are actively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. ArvinMeritor securities did not comprise any of the value of our worldwide pension assets during 2007 and 2006.

     The weighted average asset allocation for the U.S. and non-U.S. pension plans are as follows:

	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
Equity securities	58.9%	63.3%	59.7%	73.7%
Debt securities	32.2%	32.9%	28.0%	20.3%
Real estate	0.0%	3.4%	0.0%	3.6%
Other	8.9%	0.4%	12.3%	2.4%
Total	100.0%	100.0%	100.0%	100.0%

     The pension liability is included in Retirement Benefits in the consolidated balance sheet as follows (in millions):

	September 30,
	2007	2006
Pension liability	$200	$243
Retiree medical liability — long term (see Note 20)	518	201
Other	45	43
Retirement Benefits – continuing operations	763	487
Liabilities of discontinued operations	—	20
Total retirement benefits	$763	$507

     In accordance with SFAS No. 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, the PBO, accumulated benefit obligation (ABO) and fair value of plan assets is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases.

     Additional information is as follows (in millions):

	2007			2006
	ABO	Assets		ABO	Assets
	Exceeds	Exceeds		Exceeds	Exceeds
	Assets	ABO	Total	Assets	ABO	Total
PBO	$1,115	$716	$1,831	$1,695	$35	$1,730
ABO	1,066	652	1,718	1,555	32	1,587
Plan Assets	908	742	1,650	1,272	49	1,321

     The components of net periodic pension expense are as follows (in millions):

	2007	2006	2005
Service cost	$37	$44	$39
Interest cost	101	95	93
Assumed rate of return on plan assets	(110)	(99)	(94)
Amortization of prior service cost	(14)	6	10
Amortization of transition asset	(1)	(1)	(2)
Recognized actuarial loss	43	50	32
Net periodic pension expense	$56	$95	$78
____________________

(1)	The company recorded a reduction in pension expense of $15 million in the third quarter of fiscal year 2007 to fully amortize negative prior service cost as a result of a pension curtailment triggered by the sale if its ET business. This reduction in pension expense was included in the loss on the sale of ET and recorded in discontinued operations in the consolidated statement of operations.

     Information about the expected cash flows for the U.S. and non-U.S. pension plans is as follows (in millions):

	U.S.	Non U.S.	Total
Employer contributions:
Fiscal 2008 (expected)	$4	$40	$44
Expected benefit payments:
Fiscal 2008	53	42	95
Fiscal 2009	54	42	96
Fiscal 2010	54	44	98
Fiscal 2011	56	45	101
Fiscal 2012	58	46	104
Fiscal 2013-2017	331	250	581

     The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans, including company matching contributions, was $9 million, $10 million and $12 million for fiscal years 2007, 2006 and 2005, respectively.

22. INCOME TAXES

     The components of the benefit (provision) for income taxes are summarized as follows (in millions):

	2007	2006	2005
Current tax benefit (expense):
U.S.	$(1)	$16	$(21)
Foreign	(26)	(64)	(96)
State and local	(1)	(1)	(2)
Total current tax expense	(28)	(49)	(119)
Deferred tax benefit (expense):
U.S.	41	63	85
Foreign	(9)	37	38
State and local	4	3	6
Total deferred tax benefit	36	103	129
Income tax benefit	$8	$54	$10

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

     Net current and non-current deferred income tax assets included in the consolidated balance sheet consist of the tax effects of temporary differences related to the following (in millions):

	September 30,
	2007	2006
Compensation and benefits	$62	$70
Product warranties	3	3
Inventories	11	12
Receivables	16	14
Other, net	23	44
Subtotal - net current deferred income taxes — asset	115	143
Loss and tax credit carryforwards	699	512
Retiree medical costs	170	74
Pensions	87	51
Taxes on undistributed income	(27)	(28)
Property	(9)	5
Intangible assets	(33)	(21)
Investment basis difference	43	32
Other	39	50
Subtotal - non-current deferred income taxes - asset	969	675
Total current and non-current deferred income taxes - asset	1,084	818
Less: Valuation allowances	(204)	(143)
Net deferred income taxes - asset	$880	$675

     Net current and non-current deferred income tax assets are included in the consolidated balance sheet as follows (in millions):

	September 30,
	2007	2006
Other current assets (see Note 10)	$111	$137
Other current liabilities (see Note 14)	(6)	(7)
Net current deferred income taxes — asset	105	130

Other assets (see Note 12)	781	570
Other liabilities (see Note 15)	(6)	(25)
Net non-current deferred income taxes — asset	$775	$545

     As of September 30, 2007 the company had approximately $664 million in U.S. net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. However, many of these deferred taxes will expire if they are not utilized within certain time periods. At this time, the company considers it more likely than not that it will have U.S. taxable income in the future that will allow it to realize these deferred tax assets. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include: (a) historical operating results, (b) expectations of future earnings, and (c) tax planning strategies.

     It is possible that some or all of these deferred tax assets could ultimately expire unused. Risk factors include (a) a slower then anticipated recovery in the fiscal year 2008 outlook for the company’s CVS segment, which has significant U.S. operations, (b) higher than planned volume or price reductions from the company’s key customers and (c) higher than planned material cost increases.

     These risk factors are offset by the following strategic initiatives: (a) the company has undertaken numerous restructuring initiatives in 2007 which are expected to result in significant savings in future periods, (b) the commercial vehicle market in the United States is expected to recover in 2008 and 2009 significantly benefiting the company and (c) the company has embarked on a major cost reduction and value creation program that is expected to generate significant improvements in earnings in future periods.

     The expiration periods for $699 million of deferred tax assets related to net operating losses and tax credit carryforwards are as follows: $20 million between fiscal years 2008 and 2012; $155 million between fiscal years 2013 and 2022; $245 million between fiscal years 2023 and 2027; and $279 million can be carried forward indefinitely. The company has provided valuation allowances on these deferred tax assets of approximately $10 million, $34 million, $8 million and $152 million, respectively.

     The company’s benefit (provision) for income taxes was different from the (benefit) provision for income taxes at the U.S. statutory rate for the reasons set forth below (in millions):

	2007	2006	2005
Benefit (provision) for income taxes at statutory tax rate of 35%	$8	$(25)	$(5)
State and local income taxes	3	2	4
Taxes on foreign income	39	19	14
Tax audit settlements	—	21	8
Recognition of basis differences	7	3	41
Homeland Investment Act	—	29	—
Benefit (tax) on undistributed foreign earnings	10	(3)	(7)
Valuation allowance	(60)	3	(54)
Other	1	5	9
Income tax benefit	$8	$54	$10

     The company provides accruals for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The company believes that positions taken on its returns are supportable; however, it has recorded a liability for its best estimate of a loss on certain of these positions. In fiscal year 2006, the company completed various worldwide tax audits of certain of the company’s income tax returns and certain statutes of limitations expired. As a result of these audit settlements and expiration of statutes of limitations, the company reduced its accrual for tax contingencies by $21 million.

     The company also repatriated approximately $131 million in dividends in the fourth quarter of fiscal year 2006 as part of the American Jobs Creation Act of 2004. The dividends are subject to the elective 85 percent dividend received deduction and accordingly the company recorded a corresponding tax benefit of $31 million related to the reversal of previously provided U.S. deferred tax liability on these unremitted foreign subsidiary earnings.

     For fiscal year 2007, the significant benefit for tax on undistributed foreign earnings was related to the reversal of a deferred tax liability for Mexican and Brazilian subsidiaries due to a legal entity restructuring that will allow the basis difference related to the undistributed earnings to reverse without tax cost.

     For fiscal year 2006, the significant benefit for U.S. foreign tax credits relates to foreign taxes associated with dividends not covered under the Act. For fiscal year 2005 and 2007, the significant benefit for recognition of basis differences was related to a deferred tax asset recognized for the excess of the tax basis over the amount for financial reporting of investments in several of the company’s United Kingdom subsidiaries. This asset is expected to reverse in the foreseeable future.

     The income tax provisions were calculated based upon the following components of income (loss) before income taxes (in millions):

	2007	2006	2005
U.S. income (loss)	$(47)	$(75)	$(72)
Foreign income (loss)	24	147	88
Total	$(23)	$72	$16

For fiscal 2007 and 2006, no provision has been made for U.S., state or additional foreign income taxes related to approximately $575 million and $521 million, respectively, of undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

23. CONTINGENCIES

     Environmental

     Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have, and will continue to have, an impact on the manufacturing operations of the company. The process of estimating environmental liabilities is complex and dependent on evolving physical and scientific data at the site, uncertainties as to remedies and technologies to be used and the outcome of discussions with regulatory agencies. The company records liabilities for environmental issues in the accounting period in which its responsibility and investigation and remediation plans become probable and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, the company records a liability for its allocable share of costs related to its involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. At environmental sites in which ArvinMeritor is the only potentially responsible party, the company records a liability for the total probable and estimable costs of remediation before consideration of recovery from insurers or other third parties.

     The company has been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2007 to be approximately $26 million, of which $8 million is recorded as a liability. The company recorded environmental remediation costs with respect to the superfund sites of $3 million in fiscal year 2006 while no expense recognition was necessary in fiscal year 2007.

     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2007 to be approximately $58 million, of which $16 million is recorded as a liability. During fiscal year 2007, the company recorded environmental remediation costs of $3 million with respect to these matters, resulting from revised estimates to remediate these sites.

     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $9 million at September 30, 2007. The undiscounted estimate of these costs is approximately $14 million.

     Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2006	$10	$17	$27
Payments	(2)	(4)	(6)
Change in cost estimates (1)	—	3	3
Balance at September 30, 2007	$8	$16	$24
____________________

(1)	There was $1 million of environmental remediation costs recorded in loss from discontinued operations in the consolidated statement of operations for the fiscal year ended September 30, 2007.

     Environmental reserves are included in Other Current Liabilities (see Note 14) and Other Liabilities (see Note 15).

     The actual amount of costs or damages for which the company may be held responsible could materially exceed the foregoing estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation, discovery of new contamination and other factors that make it difficult to predict actual costs accurately. However, based on management’s assessment, after consulting with outside advisors that specialize in environmental matters, and subject to the difficulties inherent in estimating these future costs, the company believes that its expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the company’s business, financial condition or results of operations. In addition, in future periods, new laws and regulations, changes in the remediation plan, advances in technology and additional information about the ultimate clean-up remedy could significantly change the company’s estimates. Management cannot assess the possible effect of compliance with future requirements.

   Asset Retirement Obligations

     The company has identified conditional asset retirement obligations for which a reasonable estimate of fair value could not be made because the potential settlement dates cannot be determined at this time. Due to the long term, productive nature of the company’s manufacturing operations, absent plans or expectations of plans to initiate asset retirement activities, the company was not able to reasonably estimate the settlement date for the related obligations. Therefore, the company has not recognized conditional asset retirement obligations for which there are no plans or expectations of plans to retire the asset.

   Asbestos

     Maremont Corporation (“Maremont”), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 27,912 and 51,895 pending asbestos-related claims at September 30, 2007 and 2006, respectively. The significant reduction in pending claims in fiscal year 2007 is primarily due to numerous dismissals of claims. As a result, this reduction in claims did not have a significant impact on recorded asbestos related reserves. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2007	2006
Pending claims	$37	$41
Shortfall and other	6	9
Total asbestos-related reserves	$43	$50

Asbestos-related insurance recoveries	$28	$31

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

     Pending and Future Claims: Maremont engages Bates White LLC (Bates White), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining the estimated cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont, as well as the cost of Maremont’s share of committed but unpaid settlements entered into by the CCR. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised Maremont that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims, based on historical data and certain assumptions with respect to events that occur in the future.

     Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next three to four years of $28 million to $38 million. After consultation with Bates White, Maremont determined that as of September 30, 2007 the most likely and probable liability for pending and future claims over the next four years is $37 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

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

     Shortfall and other: Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were not significant in fiscal years 2007 or 2006.

     Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $28 million. The difference between the estimated liability and insurance receivable is related to proceeds received from settled insurance policies and liabilities for shortfall and other. Certain insurance policies have been settled in cash prior to the ultimate settlement of related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded. In fiscal year 2005, the company received $12 million associated with the settlement of certain insurance policies. Billings to insurance companies for indemnity and defense costs of resolved cases were $6 million in each of fiscal years 2007 and 2006.

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

     In the fourth quarter of fiscal year 2006, the company engaged Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. Accordingly, the company recorded a $12 million liability for defense and indemnity costs associated with these claims. This estimate was based on historical data and certain assumptions with respect to events that occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on the company’s experience defending these asbestos claims, the company does not believe these lawsuits will have a material adverse effect on its financial condition or results of operations. Rockwell was not a member of the CCR and handled its asbestos-related claims using its own litigation counsel. As a result, the company does not have any additional potential liabilities for committed CCR settlements or shortfall (as described above) in connection with the Rockwell-legacy cases.

     Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, the company expects to recover the majority of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and a substantial portion of the costs for defending asbestos claims going forward. Accordingly, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $12 million at September 30, 2007.

   Contingencies Related to Work Stoppage

     The company’s collective bargaining agreement with the Canadian Auto Workers (“CAW”) at its CVS brakes facility in Tilbury, Ontario, Canada, expired on June 3, 2006. On June 4, 2006, the company announced that, after lengthy negotiations, a new tentative agreement with the CAW had not yet been reached and, as a result, the company had suspended operations at the facility. On June 12, 2006, the company reached a tentative agreement with the CAW, which was subsequently ratified on June 14, 2006, and resumed operations. As a result of this work stoppage, the company experienced temporary manufacturing inefficiencies and incurred certain costs in order to return to normal production. The company was temporarily unable to completely fulfill certain customer orders, resulting in temporary production interruptions at some customer manufacturing facilities. The impact of this labor disruption on operating income in fiscal year 2006 was $45 million and $29 million was recorded as a contingent liability in the consolidated balance sheet as of September 30, 2006. Included in this amount are premium labor costs, expedited freight and logistical costs and other costs associated with production disruptions at certain customers’ facilities. During the second quarter of fiscal year 2007, the company reached final settlement for a portion of the contingent liability. Accordingly the liability was reduced and a benefit to income for $9 million was recorded in the consolidated statement of operations.

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

   Indemnifications

     The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration. The company’s maximum obligations under such indemnifications cannot be reasonably estimated. The company is not aware of any claims or other information that would give rise to material payments under such indemnifications.

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

     The company reports operating results under two segments: Commercial Vehicle Systems (CVS) and Light Vehicle Systems (LVS). CVS supplies drivetrain systems and components, including axles and drivelines, braking systems, suspension systems and ride control products, for medium- and heavy-duty trucks, trailers and specialty vehicles to OEMs and the commercial vehicle aftermarket. LVS is a major supplier of body systems (roof and door systems), chassis systems (ride control, suspension systems and modules) and wheel products for passenger cars, motorcycles and all-terrain vehicles, light trucks and sport utility vehicles to original equipment manufacturers (OEMs).

     Effective with the 2007 fiscal year, the company began measuring segment operating performance based on income (loss) from continuing operations before interest, taxes, depreciation and amortization and loss on sale of receivables (segment EBITDA). The company uses segment EBITDA as the primary basis for the CODM to evaluate the performance of each of the company’s reportable segments.

     The accounting policies of the segments are the same as those applied in the consolidated financial statements of the company, except for the use of segment EBITDA. The company may allocate certain common costs, primarily related to corporate functions, between the segments differently than the company would for stand alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal and human resources. The company does not allocate interest expense and certain legacy and other corporate costs not directly associated with the segments’ operating income.

     Segment information is summarized as follows (in millions):

Sales:	2007	2006	2005
Commercial Vehicle Systems	$4,205	$4,179	$3,972
Light Vehicle Systems	2,244	2,236	2,399
Total	$6,449	$6,415	$6,371

Segment EBITDA:	2007	2006	2005
Commercial Vehicle Systems	$221	$293	$297
Light Vehicle Systems	36	58	10
Segment EBITDA	257	351	307
Unallocated legacy and corporate costs	(11)	(8)	(7)
ET allocations(1)	(36)	(29)	(31)
Loss on sale of receivables	(9)	(1)	(1)
Depreciation and amortization	(129)	(124)	(134)
Interest expense, net and other	(110)	(131)	(124)
Income tax benefit	8	54	10
Income (loss) from continuing operations	$(30)	$112	$20
____________________

(1)	As a result of the sale of ET, certain corporate and legacy costs previously allocated to ET’s segment results are reported in continuing operations. These costs have not been allocated to the company’s two business segments and are included in “ET allocations” in the above segment information.

Depreciation and Amortization:	2007	2006	2005
Commercial Vehicle Systems	$72	$70	$74
Light Vehicle Systems	57	54	60
Total depreciation and amortization	$129	$124	$134

Capital Expenditures:	2007	2006	2005
Commercial Vehicle Systems	$53	$61	$54
Light Vehicle Systems	73	39	50
Total capital expenditures	$126	$100	$104

Segment Assets:	2007	2006	2005
Commercial Vehicle Systems	$2,316	$2,227	$2,054
Light Vehicle Systems	1,073	1,020	1,122
Total segment assets	3,389	3,247	3,176
Corporate(1)	1,400	1,055	1,001
Discontinued operations	—	1,206	1,695
Total assets	$4,789	$5,508	$5,872
____________________

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs. For fiscal years 2007, 2006 and 2005, segment assets include $226 million, $319 million and $307 million, respectively, of receivables sold to ARC under the accounts receivable securitization and factoring agreements (see Note 7).

     Sales by geographic area are based on the location of the selling unit. Information on the company’s geographic areas is summarized as follows (in millions):

Sales by Geographic Area:

	2007	2006	2005
U.S.	$2,439	$2,889	$2,687
Canada	310	384	490
Mexico	464	360	328
Total North America	3,213	3,633	3,505
Germany	215	169	171
U.K.	108	110	263
France	733	719	666
Other Europe	1,102	975	1,002
Total Europe	2,158	1,973	2,102
Asia/Pacific	523	391	353
South America	555	418	411
Total sales	$6,449	$6,415	$6,371

Assets by Geographic Area (excludes assets of discontinued operations):

		2007	2006
U.S.		$2,344	$2,041
Canada		273	268
Mexico		177	138
Total North America		2,794	2,447
Germany		107	125
U.K.		206	322
France		356	344
Other Europe		559	474
Total Europe		1,228	1,265
Asia/Pacific		325	227
South America		442	363
Total		$4,789	$4,302

     Sales to AB Volvo represented 16 percent, 13 percent and 12 percent of the company’s sales in each of fiscal years 2007, 2006 and 2005, respectively. For fiscal years 2006 and 2005, sales to DaimlerChrysler AG (which owned Mercedes-Benz AG, Freightliner and Chrysler) represented 19 percent and 21 percent of the company’s sales, respectively. No other customer comprised 10 percent or more of the company’s sales in any of the three fiscal years ended September 30, 2007.

25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a condensed summary of the company’s unaudited quarterly results of continuing operations for fiscal years 2007 and 2006. Amounts related to prior quarters have been restated to reflect the company’s consolidated Gabriel de Venezuela joint venture and Gabriel North America and Europe ride control aftermarket business in continuing operations and the company’s ET business in discontinued operations (see Note 3). Per share amounts are based on the weighted average shares outstanding for that quarter. Earnings per share for the year may not equal the sum of the four fiscal quarters’ earnings per share due to changes in basic and diluted shares outstanding.

	2007 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2007
	(In millions, except share related data)
Sales	$1,568	$1,627	$1,662	$1,592	$6,449
Cost of sales	(1,464)	(1,484)	(1,526)	(1,483)	(5,957)
Benefit (provision) for income taxes	(1)	—	(1)	10	8
Income (loss) from continuing operations	10	(13)	(4)	(23)	(30)
Net income (loss)	7	(94)	(70)	(62)	(219)
Basic earnings (loss) per share from continuing operations	$0.14	$(0.19)	(0.06)	$(0.32)	$(0.43)
Diluted earnings (loss) per share from continuing operations	$0.14	$(0.19)	$(0.06)	$(0.32)	$(0.43)

     Fourth quarter loss from continuing operations included pre-tax restructuring costs of $10 million. Fourth quarter net loss included an after-tax loss of $12 million on the sale of LVA Europe and an additional $7 million after-tax loss on the sale of ET, to reflect certain working capital and other adjustments. During the third quarter, the company recognized $24 million of pre-tax restructuring costs in continuing operations. Third quarter net loss includes a $49 million after-tax loss on the sale of ET and a $8 million after-tax impairment charge in the company’s LVA European filters and exhaust businesses. Second quarter loss from continuing operations included pre-tax restructuring costs of $37 million, related to the initial adoption of the Performance Plus initiative, and a $10 million partial reversal of a Ride Control impairment recognized in fiscal year 2005. Second quarter net loss includes an after-tax non-cash impairment charge of $90 million for the ET business. First quarter income from continuing operations included a $2 million pre-tax gain on the sale of certain assets of CVS’ off-highway brake business.

	2006 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2006
	(In millions, except share-related data)
Sales	$1,464	$1,629	$1,735	$1,587	$6,415
Cost of sales	(1,347)	(1,477)	(1,618)	(1,468)	(5,910)
Benefit (provision) for income taxes	(6)	20	2	38	54
Income from continuing operations	26	32	4	50	112
Net income (loss)	34	45	20	(274)	(175)
Basic earnings per share from continuing operations	$0.38	$0.46	$0.06	$0.72	$1.62
Diluted earnings per share from continuing operations	$0.37	$0.46	$0.06	$0.71	$1.60

     Fourth quarter income from continuing operations included pre-tax restructuring costs of $7 million. Fourth quarter net loss included an after-tax $310 million goodwill impairment charge related to ET and a loss of $6 million on the sale of certain LVA businesses. The work stoppage at the company’s brake facility in Tilbury, Ontario, Canada unfavorably impacted third quarter income from continuing operations by $45 million pre-tax. Second quarter income from continuing operations included pre-tax restructuring costs of $7 million. Second quarter net income includes a net after-tax gain of $22 million on the sale of certain LVA businesses and an after-tax non-cash impairment charge of $12 million related to certain LVA businesses. First quarter income from continuing operations included a $23 million pre-tax gain on the sale of certain assets of CVS’ off-highway brake business.

26. SUPPLEMENTAL FINANCIAL INFORMATION

	2007	2006	2005
	(In millions)
Balance sheet data:
Allowance for doubtful accounts	$24	$17	$30
Statement of operations data:
Maintenance and repairs expense	84	83	72
Research, development and engineering expense	124	114	114
Depreciation expense	125	118	127
Provision for doubtful accounts	16	6	15
Rental expense	29	32	27
Statement of cash flows data:
Interest payments	111	133	116
Income tax payments, net	48	50	66
Non-cash investing activities - capital expenditures	22	16	22

27. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Certain of the company’s wholly-owned subsidiaries, as defined in the credit agreement (the Guarantors) irrevocably and unconditionally, and jointly and severally guarantee amounts outstanding under the senior credit facility. Similar subsidiary guarantees were provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 16).

     Separate financial statements for the guarantor and non-guarantor subsidiaries are not presented because management has determined those would not be significant to the holders of the publicly-held notes outstanding under the company’s indentures. In lieu of providing separate audited financial statements for the Guarantor subsidiaries, the company has included the accompanying condensed consolidating financial statements. These condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the parent’s share of the subsidiary’s cumulative results of operations, capital contributions and distributions and other equity changes. The Guarantor subsidiaries are combined in the condensed consolidating financial statements.

CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

Fiscal Year Ended September 30, 2007
			Non-
Parent		Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$2,673	$3,776	$—	$6,449
Subsidiaries	—	140	314	(454)	—
Total sales	—	2,813	4,090	(454)	6,449
Cost of sales	(18)	(2,572)	(3,821)	454	(5,957)
GROSS MARGIN	(18)	241	269	—	492
Selling, general and administrative	(115)	(118)	(146)	—	(379)
Restructuring costs	(6)	(9)	(56)	—	(71)
Other income (expense)	(1)	8	4	—	11
OPERATING INCOME (LOSS)	(140)	122	71	—	53
Equity in earnings of affiliates	—	24	10	—	34
Other income (expense), net	14	23	(37)	—	—
Interest expense, net and other	(103)	34	(41)	—	(110)
INCOME (LOSS) BEFORE INCOME TAXES	(229)	203	3	—	(23)
Benefit (provision) for income taxes	94	(69)	(17)	—	8
Minority interest	—	(4)	(11)	—	(15)
Equity income from continuing operations of subsidiaries	105	(15)	—	(90)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(30)	115	(25)	(90)	(30)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net
of tax	(189)	(126)	(130)	256	(189)
NET INCOME (LOSS)	$(219)	(11)	(155)	166	(219)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Fiscal Year Ended September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$2,925	$3,490	$—	$6,415
Subsidiaries	—	205	449	(654)	—
Total sales	—	3,130	3,939	(654)	6,415
Cost of sales	(17)	(2,953)	(3,594)	654	(5,910)
GROSS MARGIN	(17)	177	345	—	505
Selling, general and administrative	(77)	(144)	(115)	—	(336)
Restructuring costs	—	(9)	(9)	—	(18)
Other income (expense)	(8)	17	11	—	20
OPERATING INCOME (LOSS)	(102)	41	232	—	171
Equity in earnings of affiliates	—	22	10	—	32
Other income (expense), net	36	(20)	(16)	—	—
Interest expense, net and other	(117)	25	(39)	—	(131)
INCOME (LOSS) BEFORE INCOME TAXES	(183)	68	187	—	72
Benefit (provision) for income taxes	65	23	(34)	—	54
Minority interest	—	—	(14)	—	(14)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(118)	91	139	—	112
INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
net of tax	(9)	(45)	(233)	—	(287)
Equity in net income of subsidiaries	(48)	(131)	—	179	—
NET INCOME (LOSS)	$(175)	$(85)	$(94)	$179	$(175)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Fiscal Year Ended September 30, 2005
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$2,786	$3,585	$—	$6,371
Subsidiaries	—	100	361	(461)	—
Total sales	—	2,886	3,946	(461)	6,371
Cost of sales	(28)	(2,660)	(3,592)	461	(5,819)
GROSS MARGIN	(28)	226	354	—	552
Selling, general and administrative	(75)	(148)	(113)	—	(336)
Restructuring costs	(1)	(10)	(45)	—	(56)
Other income (expense)	—	(7)	(39)	—	(46)
OPERATING INCOME (LOSS)	(104)	61	157	—	114
Equity in earnings of affiliates	—	19	7	—	26
Other income (expense), net	3	505	(508)	—	—
Interest expense, net and other	(110)	32	(46)	—	(124)
INCOME (LOSS) BEFORE INCOME TAXES	(211)	617	(390)	—	16
Benefit (provision) for income taxes	82	(25)	(47)	—	10
Minority interest	—	—	(6)	—	(6)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(129)	592	(443)	—	20
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS, net of tax	3	49	(60)	—	(8)
Equity in net income of subsidiaries	138	(469)	—	331	—
NET INCOME (LOSS)	$12	$172	$(503)	$331	$12

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	September 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$182	$5	$222	$—	$409
Receivables, net	1	151	1,071	—	1,223
Inventories	—	188	353	—	541
Other current assets	49	84	83	—	216
TOTAL CURRENT ASSETS	232	428	1,729	—	2,389
NET PROPERTY	17	205	516	—	738
GOODWILL	—	341	179	—	520
OTHER ASSETS	629	211	302	—	1,142
INVESTMENTS IN SUBSIDIARIES	1,436	583	—	(2,019)	—
TOTAL ASSETS	$2,314	$1,768	$2,726	$(2,019)	$4,789

CURRENT LIABILITIES
Short-term debt	$5	$—	$13	$—	$18
Accounts payable	33	311	998	—	1,342
Other current liabilities	194	119	406	—	719
TOTAL CURRENT LIABILITIES	232	430	1,417	—	2,079
LONG-TERM DEBT	1,123	—	7	—	1,130
RETIREMENT BENEFITS	578	—	185	—	763
INTERCOMPANY PAYABLE (RECEIVABLE)	(230)	(45)	275	—	—
OTHER LIABILITIES	68	119	22	—	209
MINORITY INTERESTS	—	6	59	—	65
SHAREOWNERS’ EQUITY	543	1,258	761	(2,019)	543
TOTAL LIABILITIES AND SHAREOWNERS’
EQUITY	$2,314	$1,768	$2,726	$(2,019)	$4,789

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$97	$3	$250	$—	$350
Receivables, net	14	97	987	—	1,098
Inventories	—	250	238	—	488
Other current assets	49	99	100	—	248
Assets of discontinued operations	37	215	954	—	1,206
TOTAL CURRENT ASSETS	197	664	2,529	—	3,390
NET PROPERTY	34	246	439	—	719
GOODWILL	—	341	162	—	503
OTHER ASSETS	381	142	373	—	896
INVESTMENTS IN SUBSIDIARIES	3,435	1,047	—	(4,482)	—
TOTAL ASSETS	$4,047	$2,440	$3,503	$(4,482)	$5,508

CURRENT LIABILITIES
Short-term debt	$7	$—	$49	$—	$56
Accounts payable	27	371	708	—	1,106
Other current liabilities	207	190	309	—	706
Liabilities of discontinued operations	—	204	508	—	712
TOTAL CURRENT LIABILITIES	241	765	1,574	—	2,580
LONG-TERM DEBT	1,165	—	9	—	1,174
RETIREMENT BENEFITS	337	—	150	—	487
INTERCOMPANY PAYABLE (RECEIVABLE)	1,311	(1,535)	224	—	—
OTHER LIABILITIES	49	137	73	—	259
MINORITY INTERESTS	—	—	64	—	64
SHAREOWNERS’ EQUITY	944	3,073	1,409	(4,482)	944
TOTAL LIABILITIES AND SHAREOWNERS’
EQUITY	$4,047	$2,440	$3,503	$(4,482)	$5,508

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30, 2007
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$(28)	$(123)	$187	$—	$36

INVESTING ACTIVITIES
Capital expenditures	(1)	(25)	(94)	—	(120)
Acquisitions of businesses and investments, net of cash
acquired	—	—	(2)	—	(2)
Proceeds from marketable securities	—	—	5	—	5
Proceeds from disposition of property and businesses	3	—	11	—	14
Net cash flows provided by discontinued operations	—	150	49	—	199
CASH PROVIDED BY (USED FOR) INVESTING
ACTIVITIES	2	125	(31)	—	96

FINANCING ACTIVITIES
Change in account receivable securitization program	—	—	(40)	—	(40)
Proceeds from issuance of convertible notes	200	—	—	—	200
Repayment of notes and term loan	(249)	—	—	—	(249)
Borrowings on lines of credit and other	1	—	2	—	3
Debt issuance and extinguishment costs	(10)	—	—	—	(10)
Proceeds from exercise of stock options	28	—	—	—	28
Intercompany advances	171	—	(171)	—	—
Cash dividends	(29)	—	—	—	(29)
Other financing activities	(1)	—	—	—	(1)
CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES	111	—	(209)	—	(98)

EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	—	25	—	25

CHANGE IN CASH AND CASH EQUIVALENTS	85	2	(28)	—	59

CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR	97	3	250	—	350
CASH AND CASH EQUIVALENTS AT END OF YEAR	$182	5	222	—	409

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$370	$(148)	$218	$—	$440

INVESTING ACTIVITIES
Capital expenditures	(1)	(28)	(78)	—	(107)
Acquisitions of businesses and investments, net of cash
acquired	—	—	1	—	1
Investment in debt defeasance trust and marketable
securities	(12)	—	(5)	—	(17)
Proceeds from disposition of property and businesses	2	—	52	—	54
Net cash flows provided (used) by discontinued operations	—	193	(14)	—	179
CASH PROVIDED BY (USED FOR) INVESTING
ACTIVITIES	(11)	165	(44)	—	110

FINANCING ACTIVITIES
Change in account receivable securitization program	—	—	(72)	—	(72)
Proceeds from issuance of convertible notes and term loan	470	—	—	—	470
Repayment of notes	(672)	—	—	—	(672)
Payments on lines of credit and other	(33)	(10)	(14)	—	(57)
Debt issuance and extinguishment costs	(28)	—	—	—	(28)
Proceeds from exercise of stock options	1	—	—	—	1
Intercompany advances	(35)	—	35	—	—
Cash dividends	(28)	—	—	—	(28)
Net financing cash flows used by discontinued operations	—	(4)	(1)	—	(5)
CASH USED FOR FINANCING ACTIVITIES	(325)	(14)	(52)	—	(391)

EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH	—	—	4	—	4

CHANGE IN CASH AND CASH EQUIVALENTS	34	3	126	—	163

CASH AND CASH EQUIVALENTS AT BEGINNING
OF YEAR	63	—	124	—	187
CASH AND CASH EQUIVALENTS AT END OF YEAR	$97	$3	$250	$—	$350

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30, 2005
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$171	$34	$(237)	$—	$(32)

INVESTING ACTIVITIES
Capital expenditures	(5)	(34)	(56)	—	(95)
Acquisitions of businesses and investments, net of cash
acquired	—	(5)	(23)	—	(28)
Proceeds from disposition of property and businesses	—	1	11	—	12
Net cash flows provided by discontinued operations	—	16	120	—	136
CASH PROVIDED BY (USED FOR) INVESTING
ACTIVITIES	(5)	(22)	52	—	25

FINANCING ACTIVITIES
Change in account receivable securitization program	—	—	112	—	112
Repayment of notes	(21)	—	—	—	(21)
Borrowings (payments) on lines of credit and other	—	(12)	10	—	(2)
Debt issuance and extinguishment costs	(10)	—	—	—	(10)
Proceeds from exercise of stock options	6	—	—	—	6
Intercompany advances	(53)	—	53	—	—
Cash dividends	(28)	—	—	—	(28)
Net financing cash flows used by discontinued operations			(3)		(3)
CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES	(106)	(12)	172	—	54

EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH	—	—	8	—	8

CHANGE IN CASH AND CASH EQUIVALENTS	60	—	(5)	—	55

CASH AND CASH EQUIVALENTS AT BEGINNING OF
YEAR	3	—	129	—	132
CASH AND CASH EQUIVALENTS AT END OF YEAR	$63	$—	$124	$—	$187

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to ArvinMeritor’s management, including its chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure.

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

     ArvinMeritor’s management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its internal control over financial reporting as of September 30, 2007. This evaluation was based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation and the criteria set forth by COSO, ArvinMeritor’s management concluded that the internal control over financial reporting maintained by the company, as of September 30, 2007, was effective.

     Deloitte & Touche LLP, ArvinMeritor’s independent registered public accounting firm, has issued an attestation report on ArvinMeritor’s internal control over financial reporting, which follows.

November 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
ArvinMeritor, Inc.
Troy, Michigan

We have audited the internal control over financial reporting of ArvinMeritor, Inc. (the “Company”) as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15(a)(2) as of and for the year ended September 30, 2007 of the Company and our report dated November 16, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the recognition of the funded status of the Company’s defined benefit pension and other postretirement plans.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
November 16, 2007

Changes in Internal Control Over Financial Reporting

     Management, with the participation of the chief executive officer and chief financial officer, has evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2007, and found no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     See the information under the captions Election of Directors–Information as to Nominees for Director and Continuing Directors and Section 16(a) Beneficial Ownership Reporting Compliance in the 2008 Proxy Statement. See also the information with respect to executive officers of ArvinMeritor under Item 4A of Part I. No director or nominee for director was selected pursuant to any arrangement or understanding between that individual and any person other than ArvinMeritor pursuant to which such person is or was to be selected as a director or nominee. There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the directors or nominees for director and any other director, executive officer or person nominated to become a director or executive officer.

     ArvinMeritor has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Steven G. Rothmeier (chairman), David W. Devonshire, Ivor J. Evans and Victoria B. Jackson. The Board of Directors has determined that ArvinMeritor has at least two individuals who qualify as an “audit committee financial expert” (as defined in Item 407(d)(5) of Regulation S-K), David W. Devonshire and Steven G. Rothmeier, serving on the Audit Committee. Mr. Devonshire and Mr. Rothmeier are each “independent,” as defined in the listing standards of the NYSE.

     All ArvinMeritor employees, including our chief executive officer, chief financial officer, principal accounting officer and other executive officers, are required to comply with our corporate policies regarding Standards of Business Conduct and Conflicts of Interest. ArvinMeritor’s ethics manual, including the text of the policies on Standards of Business Conduct and Conflicts of Interest, is posted on our website (www.arvinmeritor.com), in the section headed “Investors – Corporate Governance,” and paper copies will be provided upon request to the Office of the Secretary, ArvinMeritor, Inc., 2135 West Maple Road, Troy, MI 48084. We will post on our website any amendment to, or waiver from, a provision of our policies that applies to our chief executive officer, chief financial officer or principal accounting officer, and that relates to any of the following elements of these policies: honest and ethical conduct; disclosure in reports or documents filed by the company with the SEC and in other public communications; compliance with applicable laws, rules and regulations; prompt internal reporting of code violations; and accountability for adherence to the policies.

     ArvinMeritor’s chief executive officer and chief financial officer have filed certifications, as required by the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) and (b) under the Exchange Act, as exhibits to each Quarterly Report on Form 10-Q filed with the SEC during fiscal year 2007 and to this Annual Report on Form 10-K. The company’s chief executive officer also filed with the NYSE in January 2007 a certification that he was not aware of any violation by the company of the NYSE listing standards.

Item 11. Executive Compensation.

     See the information under the captions Director Compensation and Executive Compensation in the 2008 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

     See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2008 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

     The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2007, were as follows:

Plan Category	(column a)	(column b)	(column c)
Number of
	securities to be		Number of securities
	issued upon	Weighted average	remaining available for
	exercise of	exercise price of	future issuance under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities reflected
	and rights[1]	and rights	in column a)
Equity compensation plans
approved by security holders	2,108,424	$21.52	4,127,270
Equity compensation plans not
approved by security holders[2]	328,987	$21.05	-
Total	2,437,411[3]	$21.46[3]	4,127,270[4]
____________________

1     In addition to stock options, shares of Common Stock, restricted shares of Common Stock, restricted share units and performance shares have been awarded under the Company’s equity compensation plans and were outstanding at September 30, 2007.

2     All of our equity compensation plans under which grants are outstanding, except the Employee Stock Benefit Plan, were approved by the shareholders of ArvinMeritor or by the shareholders of Meritor or Arvin prior to their merger into ArvinMeritor. The Employee Stock Benefit Plan was adopted by the Arvin board of directors in 1998 and was terminated in January 2007. It was intended to provide compensation arrangements that would attract, retain and reward key non-officer employees and to provide these employees with a proprietary interest in the company. This Plan provided for the issuance of incentive awards to non-officer employees in the form of stock options, tandem or non-tandem stock appreciation rights, restricted shares of Common Stock, performance shares or performance units. For further information, see the Plan document, which is filed as Exhibit 10-j to this Annual Report on Form 10-K.

3     The table includes options granted under Arvin’s 1988 Stock Benefit Plan, 1998 Stock Benefit Plan and Employee Stock Benefit Plan, which we assumed in 2000 in connection with the merger of Arvin and Meritor. A total of 3,118,255 options, with a weighted average exercise price of $28.10, were assumed at the time of the merger.

4     The following number of shares remained available for issuance under our equity compensation plans at September 30, 2007. Grants under these plans may be in the form of any of the listed types of awards.

Plan	Number of shares	Type of award
2007 Long-Term Incentive Plan*	3,970,000	Stock options, stock appreciation rights, stock awards
		and other stock-based awards
Incentive Compensation Plan	75,740	Common stock, restricted shares
2004 Directors Stock Plan	81,530	Stock options, common stock, restricted shares,
		restricted share units, stock appreciation rights
____________________

*    The 2007 Long-Term Incentive Plan was approved by the company’s shareowners on January 26, 2007. At that time, the 1997 Long-Term Incentives Plan, 1998 Stock Benefit Plan and Employee Stock Benefit Plan were terminated, and no further awards will be made under these plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     See the information under the captions Board of Directors and Committees and Certain Relationships and Related Transactions in the 2008 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

     See the information under the caption Independent Accountants’ Fees in the 2008 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

     (1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

     Consolidated Statement of Operations, years ended September 30, 2007, 2006 and 2005.

     Consolidated Balance Sheet, September 30, 2007 and 2006.

     Consolidated Statement of Cash Flows, years ended September 30, 2007, 2006 and 2005.

     Consolidated Statement of Shareowners' Equity, years ended September 30, 2007, 2006 and 2005.

     Notes to Consolidated Financial Statements.

     Report of Independent Registered Public Accounting Firm.

     (2) Financial Statement Schedule for the years ended September 30, 2007, 2006 and 2005.

Page
Schedule II - Valuation and Qualifying Accounts	S-1

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

4-d-1

First Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of March 7, 2006, between ArvinMeritor and BNY Midwest Trust Company, as trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.1 to the June 23, 2006 Form 8-K, is incorporated by reference.

4-e

Indenture, dated as of February 8, 2007, between ArvinMeritor and The Bank of New York Trust Company, N.A., as trustee (including form of Subsidiary Guaranty dated as of February 8, 2007), filed as Exhibit 4-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2007 (File No. 1-15983), is incorporated by reference.

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

10-a-1

Subsidiary Guaranty, dated as of June 23, 2006, by and among the subsidiary guarantors and JPMorgan Chase Bank, National Association, as Administrative Agent, for the benefit of itself, the lenders and other holders of guaranteed obligations, filed as Exhibit 10.2 to the June 23, 2006 Form 8-K, is incorporated by reference.

10-a-2

Pledge and Security Agreement, dated as of June 23, 2006, by and among ArvinMeritor, the subsidiaries named therein and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10.3 to the June 23, 2006 Form 8-K, is incorporated by reference.

10-a-3

Amendment No. 1 to Credit Agreement, dated as of February 23, 2007, among ArvinMeritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K dated and filed on February 23, 2007 (File No. 1-15983), is incorporated by reference.

10-a-4

Amendment No. 2 to Credit Agreement, dated as of October 2, 2007, among ArvinMeritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K dated October 2, 2007 and filed on October 3, 2007 (File No. 1-15983), is incorporated by reference.

10-a-5

Amendment No. 3 to Credit Agreement, dated as of October 26, 2007, among ArvinMeritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K dated October 26, 2007 and filed on October 30, 2007 (File No. 1-15983), is incorporated by reference.

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

*10-b-6

Description of Performance Goals Established in connection with 2007-2009 Cash Performance Plan under the 1997 Long- Term Incentives Plan, filed as Exhibit 10-b-7 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006 (File No. 1-15983), is incorporated by reference.

*10-c

2007 Long-Term Incentive Plan, as amended, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2007 (File No. 1-15983), is incorporated by reference.

*10-c-1	Form of Restricted Stock Agreement under the 2007 Long-Term Incentive Plan.

*10-d	Description of Compensation of Non-Employee Directors.

*10-e	2004 Directors Stock Plan, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004 (File No. 1-15983), is incorporated by reference.

*10-e-1

Form of Restricted Share Unit Agreement under the 2004 Directors Stock Plan, filed as Exhibit 10-c-3 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004 (File No. 1-15983), is incorporated by reference.

*10-e-2

Form of Restricted Stock Agreement under the 2004 Directors Stock Plan, filed as Exhibit 10-c-4 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005 (Filed No. 1-15983), is incorporated by reference.

*10-f

Incentive Compensation Plan, as amended and restated, filed as Exhibit 10-b to ArvinMeritor’s Current Report on Form 8-K, dated February 16, 2005 and filed on February 17, 2005 (File No. 1-15983), is incorporated by reference.

*10-f-1	Form of Deferred Share Agreement, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2005 (File No. 1-15983), is incorporated by reference.

*10-g

Copy of resolution of the Board of Directors of ArvinMeritor, adopted on July 6, 2000, providing for its Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-f to the 2000 Form 10-K, is incorporated by reference.

*10-h	Deferred Compensation Plan, filed as Exhibit 10-e-1 to Meritor's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-13093), is incorporated by reference.

*10-i	1998 Stock Benefit Plan, as amended, filed as Exhibit (d)(2) to ArvinMeritor's Schedule TO, Amendment No. 3 (File No. 5-61023), is incorporated by reference.

*10-j	Employee Stock Benefit Plan, as amended, filed as Exhibit (d)(3) to ArvinMeritor’s Schedule TO, Amendment No. 3 (File No. 5-61023), is incorporated by reference.

*10-k

1988 Stock Benefit Plan, as amended, filed as Exhibit 10 to Arvin's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1988, and as Exhibit 10(E) to Arvin's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1993 (File No. 1-302), is incorporated by reference.

10-l

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

10-l-2

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

10-l-3

Amendment No. 3, dated as of November 6, 2006, to Loan Agreement, dated as of September 19, 2005, among ArvinMeritor, ArvinMeritor Receivables Corporation, the lenders from time to time party thereto and SunTrust Capital Markets, Inc., filed as Exhibit 10-k-3 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006 (File No. 1-15983), is incorporated by reference.

10-l-4

Amendment No. 4, dated as of September 17, 2007, to Loan Agreement, dated as of September 19, 2005, among ArvinMeritor, ArvinMeritor Receivables Corporation, the lenders from time to time party thereto and SunTrust Robinson Humphrey, Inc., filed as Exhibit 10 to ArvinMeritor’s Current Report on Form 8-K, dated and filed on September 17, 2007 (File No. 1-15983), is incorporated by reference.

10-m

Second Amended and Restated Purchase and Sale Agreement, dated as of September 19, 2005, among ArvinMeritor OE, LLC and various affiliates, as Originators, and ArvinMeritor Receivables Corporation, filed as Exhibit 10b to ArvinMeritor’s Current Report on Form 8-K, dated September 16, 2005 and filed on September 19, 2005 (File No. 1-15983), is incorporated by reference.

10-m-1

First Amendment, dated as of May 8, 2006, to Second Amended and Restated Purchase and Sale Agreement, dated as of September 19, 2005, among ArvinMeritor Receivables Corporation and the Originators named therein, filed as Exhibit 10b to ArvinMeritor’s Current Report on Form 8-K, dated May 8, 2006 and filed on May 10, 2006, is incorporated by reference.

10-m-2

Third Amendment, dated as of November 6, 2006, to Second Amended and Restated Purchase and Sale Agreement, dated as of September 19, 2005, among ArvinMeritor Receivables Corporation and the Originators named therein, filed as Exhibit 10-l-2 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006 (File No. 1-15983), is incorporated by reference.

*10-n

Employment agreement between the company and Charles G. McClure, Jr., filed as Exhibit 10-s to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004 (File No. 1-15983), is incorporated by reference.

*10-o

Employment agreement between the company and James D. Donlon, III, filed as Exhibit 10 to ArvinMeritor’s Current Report on Form 8-K, dated April 12, 2005 and filed on April 13, 2005 (File No. 1-15983), is incorporated by reference.

*10-p

Employment agreement, dated August 23, 2006, between ArvinMeritor and Philip R. Martens, filed as Exhibit 10.3 to ArvinMeritor’s Current Report on Form 8-K, dated August 24, 2006 and filed on August 28, 2006 (File No. 1-15983), is incorporated by reference.

*10-q

Employment agreement, dated August 23, 2006, between ArvinMeritor and Carsten J. Reinhardt, filed as Exhibit 10.4 to ArvinMeritor’s Current Report on Form 8-K, dated August 24, 2006 and filed on August 28, 2006 (File No. 1-15983), is incorporated by reference.

*10-r

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

____________________

*     Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINMERITOR, INC.

By:	/s/	Vernon G. Baker, II
Vernon G. Baker, II
Senior Vice President
and General Counsel

Date: November 19, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 19th day of November, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Charles G. McClure, Jr. *	Chairman of the Board, Chief Executive
Officer and President (principal executive
officer) and Director

Joseph B. Anderson, Jr., Rhonda L. Brooks,	Directors
David W. Devonshire, Ivor J. Evans,
Victoria B. Jackson, James E. Marley,
William R. Newlin, Steven G. Rothmeier
and Andrew J. Schindler*

James D. Donlon, III*	Executive Vice President and Chief Financial
Officer (principal financial officer)

Jeffrey A. Craig*	Senior Vice President and Controller (principal accounting
officer)

* By:	/s/	Bonnie Wilkinson
Bonnie Wilkinson
Attorney-in-fact **

** By authority of powers of attorney filed herewith.

SCHEDULE II

ARVINMERITOR, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended September 30, 2007, 2006, 2005

	Balance at	Charged to costs	Other		Balance at
Description (In millions)	Beginning of Year	and expenses	Deductions		End of year
Year ended September 30, 2007:
Allowance for doubtful accounts	$17	$16	$(9)	(a)	$24
Deferred tax asset valuation allowance	143	60	1		204

Year ended September 30, 2006:
Allowance for doubtful accounts	$30	$6	$(19)	(a)	$17
Deferred tax asset valuation allowance	146	(3)	—		143

Year ended September 30, 2005:
Allowance for doubtful accounts	$26	$15	$(11)	(a)	$30
Deferred tax asset valuation allowance	93	54	(1)		146

____________________ (a) Uncollectible accounts written off

S-1