Form 10-K/A
period 2007-09-30
ARVINMERITOR INC
filed 2007-12-20
CIK 1113256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment no. 1)

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

72,581,806 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on November 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on January 25, 2008 is incorporated by reference into Part III, of the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

EXPLANATORY NOTE - AMENDMENT

ArvinMeritor, Inc. (the “company” or “ArvinMeritor) is filing this Form 10-K/A to include in its Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, financial statements and related notes of Meritor WABCO Vehicle Control Systems (“Meritor WABCO”), an unconsolidated joint venture in which the company owns a 50% interest.

Rule 3-09 of Regulation S-X provides that if a 50% or less owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50% or less owned person shall be filed. Meritor WABCO did meet such test as of and for the years ended October 1, 2006 and October 2, 2005 and the company has included in this Form 10-K/A the required audited financial statements for those periods. However, as Meritor WABCO did not meet the significance test as of and for the year ended September 30, 2007, ArvinMeritor is only required to file unaudited financial statements for that period. ArvinMeritor has included in this Form 10-K/A Meritor WABCO’s unaudited financial statements for the year ended September 30, 2007. Item 15 is the only portion of the Annual Report being supplemented or amended by this Form 10-K/A.

Additionally, in connection with the filing of this Form 10-K/A and pursuant to Securities and Exchange Commission (“SEC”) rules, ArvinMeritor is including currently dated certifications. This Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with ArvinMeritor’s filings with the SEC subsequent to the filing of the Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) Financial Statements.

The following financial statements and related notes were filed as part of the Annual Report filed with the SEC on November 19, 2007 (all financial statements listed below are those of the company and its consolidated subsidiaries):

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
Consolidated Statement of Cash Flows, years ended September 30, 2007, 2006 and 2005.
Consolidated Statement of Shareowners' Equity, years ended September 30, 2007, 2006 and 2005.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.

The following financial statements and related notes of Meritor WABCO Vehicle Control Systems are included in this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

        Financial Statements as of and for the Year Ended September 30, 2007 (Unaudited).

        Financial Statements as of and for the Years Ended September 30, 2006 and 2005, and Independent Auditors'

        Report.

Meritor WABCO

Vehicle Control Systems

Financial Statements as of and for the

Year Ended September  30, 2007, (Unaudited)

MERITOR WABCO VEHICLE CONTROL SYSTEMS

BALANCE SHEET
AS OF SEPTEMBER 30, 2007 (Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,288,727
Accounts receivable:
Trade, net of allowance for doubtful accounts of $180,043
as of September 30, 2007	19,165,962
Related parties:
Meritor Brake Systems, Inc.	3,410,732
WABCO Automotive Control Systems, Inc.	897
Inventories	25,163,321
Prepaid and other current assets	158,377
Total current assets	50,188,016
PROPERTY AND EQUIPMENT:
Machinery and equipment	4,548,533
Autos and trailers	879,902
Furniture and fixtures	3,712,511
Facility improvements	1,144,895
Construction in progress	14,615
Total property and equipment	10,300,456
Less accumulated depreciation	(8,129,587)
Property and equipment — net	2,170,869
OTHER ASSETS	133,333
TOTAL ASSETS	$52,492,218

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable:
Trade	$2,387,036
Related parties:
Meritor Brake Systems, Inc.	2,888,798
WABCO Automotive Control Systems, Inc.	20,598,174
Accrued liabilities:
Compensation	1,303,546
Customer incentives	173,268
Other	644,520
Total current liabilities	27,995,342
COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)
PARTNERS’ CAPITAL:
Meritor Brake Systems, Inc.	12,248,438
WABCO Automotive Control Systems, Inc.	12,248,438
Total partners’ capital	24,496,876
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$52,492,218
See notes to financial statements

MERITOR WABCO VEHICLE CONTROL SYSTEMS

STATEMENT OF NET INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2007 (Unaudited)

NET SALES	$204,676,673

COST OF GOODS SOLD	174,942,922

GROSS PROFIT	29,733,751

OPERATING EXPENSES:
Services purchased from related parties:
Salary and benefits	9,082,055
Selling and promotion	2,100,455
Research and development	460,432
Rent	389,951
Other	947,557
Total services purchased from related parties	12,980,450

Selling and promotion	908,150
Supplies	654,943
Travel	731,087
Other purchased services	2,324,468
Depreciation and amortization	199,332
Other operating expenses	1,442,878
Total operating expenses	19,241,308
INCOME FROM OPERATIONS	10,492,443
OTHER INCOME	1,340,985
NET INCOME	$11,833,428
See notes to financial statements

MERITOR WABCO VEHICLE CONTROL SYSTEMS

STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2007 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,833,428
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,233,541
Loss on disposal of assets	478
Provision for doubtful accounts	86,600
Change in assets and liabilities provided by (used in) cash:
Trade and related-party accounts receivable	7,485,545
Inventories	6,827,267
Other assets	(14,602)
Trade and related-party accounts payable	(8,652,558)
Accrued liabilities	(2,418,254)

Net cash provided by operating activities	16,381,445

CASH FLOWS USED IN INVESTING ACTIVITIES —
Acquisition of property and equipment	(526,797)

CASH FLOWS FROM FINANCING ACTIVITIES — Partners’
distributions:
Meritor Brake Systems, Inc.	(10,000,000)
WABCO Automotive Control Systems, Inc.	(10,000,000)

Cash used in financing activities	(20,000,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,145,352)

CASH AND CASH EQUIVALENTS — Beginning of year	6,434,079

CASH AND CASH EQUIVALENTS — End of year	$2,288,727

See notes to financial statements

MERITOR WABCO VEHICLE CONTROL SYSTEMS

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2007 (Unaudited)

1.	FORMATION AND OWNERSHIP STRUCTURE

Description of the Business — Meritor WABCO Vehicle Control Systems (the “Company”) (formerly Rockwell WABCO Vehicle Control Systems) was formed on December 7, 1989, as a joint venture between WABCO Automotive Control Systems, Inc. (“WABCO”), a subsidiary of American Standard Inc., and Rockwell Brake Systems, Inc. (“Rockwell”), a subsidiary of Rockwell International (“Corporation”) (together, the “Partners”), and began operations on February 1, 1990. In 1997, Meritor Automotive, Inc. (“Meritor”) was spun out of Rockwell. As a part of this transaction, Rockwell’s partnership interest in the Company was transferred to Meritor Brake Systems, Inc. On July 31, 2007, Wabco Holdings Inc. was spun off by American Standard Inc. Wabco Holdings Inc. is now the parent of WABCO. The Company's principal business is the sale of antilock braking and conventional air systems and other vehicle control systems for use on medium and heavy-duty trucks, buses, and trailers. Capital contributions and returns are made in equal proportions to maintain each Partner’s interest in the Company at 50%. All items of income or expense are allocated to the Partners in proportion to their respective cumulative capital contributions.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories — Inventories are stated at the lower of cost or market, using standard costing, which approximates actual cost on a first-in, first-out basis. Inventory at September 30, 2007, consists principally of components held for resale and includes approximately $8,260,000 of inventory in transit.

Property and Equipment — Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which are 3 to 25 years. Expenditures for maintenance and repairs are charged to operations. Expenditures for betterments or major renewals are capitalized and depreciated over their useful lives.

Foreign Currency — The Company purchases a significant portion of productive inventory from related parties in Europe. The Company has an agreement with certain of these related parties whereby if the difference between the currency exchange rate at the time of purchase and an agreed-upon currency exchange rate exceeds 3%, the Company and the related party share the foreign currency gain or loss equally. The Company settles significant currency fluctuations with certain related parties through the payable owed to those parties (see Note 3). The Company uses the U.S. dollar as its functional currency. The Company’s share of foreign currency gains or losses is reflected in income currently. The Company had foreign currency losses of approximately $1,221,700 in 2007.

Revenue Recognition — The Company recognizes revenue upon shipment of product to customers when title and risk of loss pass to the customer.

Income Taxes — No provision for income taxes has been made as it is the Partners’ responsibility for federal, state, and local income taxes.

Warranty — Substantially all warranty claims are the responsibility of the product supplier. The Company processes claims on behalf of the product supplier. Certain warranty claims presented by customers that do not meet the warranty coverage terms provided by the product supplier may be paid by the Company. Payment of these claims is based on approval of the Company and is discretionary as the Company has not warranted such products. Amounts paid are recorded as expense in the period that the Company approves of such claims.

Estimates — The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.	RELATED-PARTY TRANSACTIONS

The Company has no employees, but purchases employee and other services from the Partners. Total expenses for services from related parties during the year ended September 30, 2007 recorded in cost of goods sold and other operating expenses were as follows:

Meritor Brake Systems, Inc.	$20,111,037
American Standard Inc.	1,855,242
Total	$21,966,279

Additionally, during the year ended September 30, 2007, the Company purchased approximately $137,632,666 in productive inventory from related parties and recorded sales of approximately $31,771,840 to related parties.

4.	SALES AND ACCOUNTS RECEIVABLE

The Company had significant sales to five major customers in 2007. Sales made to these customers in total and as a percentage of total sales made by the Company during 2007 are disclosed in the table below. In addition, accounts receivable from these customers as of September 30, 2007 is disclosed in the table.

	2007

	Percentage of		Accounts
Customer	Total Sales	Sales	Receivable
		(In millions)

1	24%	$ 50	$ 2
2	24	50	7
3	13	27	2
4	12	25	3
5	7	15	2

A majority of the Company’s sales are to manufacturers of heavy-duty trucks and trailers. Many of the Company’s automotive industry customers are unionized, and work stoppages or slowdowns experienced by them could have an adverse effect on the Company’s results of operations. Substantially, all of the receivables are from companies operating in the domestic transportation equipment industry.

5.	CONTINGENCIES

The Company is involved in various legal proceedings, which arose in the ordinary course of its business. Although it is reasonably possible that the cases and the unasserted claim could have judgments rendered against the Company, the Company believes it has valid defenses against such proceedings and has instructed its legal counsel to contest these matters vigorously. No estimates of potential liability to the Company can be determined at this time. No amounts have been recorded as a liability for these proceedings as of September 30, 2007.

6.	PARTNERS' CAPITAL

The summary of partners’ capital accounts for the year ended September 30, 2007, is as follows:

	Meritor	WABCO	Total

Balance — September 30, 2006	16,331,724	16,331,724	32,663,448

Net income for the year	5,916,714	5,916,714	11,833,428

Distributions	(10,000,000)	(10,000,000)	(20,000,000)

Balance — September 30, 2007	$12,248,438	$12,248,438	$24,496,876

7.	COMMITMENTS

The Company leases its principal operating facility, a warehouse located in Hebron, Kentucky. The lease commenced on October 1, 1999. The initial lease term was for a period of five years. In 2004, the Company exercised an option to extend the lease term through October 31, 2009. Upon expiration, the Company will have the option to renew for an additional period of five years through October 31, 2014. The lease agreement requires current monthly rentals plus the tenant’s share of property taxes and operating expenses. In addition, the Company leases office space in Troy, Michigan, from one of the joint venture partners on a month-to-month basis. Lease payments are made monthly. Total rental expense was approximately $1,223,264 for the year ended September 30, 2007. Future minimum lease payments for the years ending September 30, 2008 and 2009 are $415,000 and $439,000, respectively.

Meritor WABCO

Vehicle Control Systems

Financial Statements as of and for the

Years Ended September  30, 2006 and 2005,

and Independent Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

To the Members of the Partnership Committee of

Meritor WABCO Vehicle Control Systems:

We have audited the accompanying balance sheets of Meritor WABCO Vehicle Control Systems (the “Company”) as of September 30, 2006 and 2005, and the related statements of net income and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Detroit, Michigan

December 15, 2006

MERITOR WABCO VEHICLE CONTROL SYSTEMS

BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND 2005
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,434,079	$907,565
Accounts receivable:
Trade, net of allowance for doubtful accounts of $58,710 and
$121,417 as of September 30, 2006 and 2005, respectively	29,580,966	28,692,770
Related parties:
Meritor Brake Systems, Inc.	449,867	1,929,157
WABCO Automotive Control Systems, Inc.	118,905	55,671
Inventories	31,990,588	33,286,775
Prepaid and other current assets	143,774	645,468
Total current assets	68,718,179	65,517,406
PROPERTY AND EQUIPMENT:
Machinery and equipment	4,387,237	4,245,996
Autos and trailers	659,742	614,246
Furniture and fixtures	3,602,018	3,365,907
Facility improvements	1,144,098	1,135,814
Construction in progress	117,675	-
Total property and equipment	9,910,770	9,361,963
Less accumulated depreciation	(7,132,680)	(5,811,113)
Property and equipment—net	2,778,090	3,550,850

OTHER ASSETS	233,333	333,333
TOTAL ASSETS	$71,729,602	$69,401,589
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable:
Trade	$2,501,632	$2,443,487
Related parties:
Meritor Brake Systems, Inc.	972,365	1,689,595
WABCO Automotive Control Systems, Inc.	30,933,982	28,543,207
American Standard Inc.	118,587	62,052
Accrued liabilities:
Compensation	1,226,142	931,093
Customer incentives	655,390	731,553
Other	2,658,056	575,638
Total current liabilities	39,066,154	34,976,625
COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)
PARTNERS’ CAPITAL:
Meritor Brake Systems, Inc.	16,331,724	17,212,482
WABCO Automotive Control Systems, Inc.	16,331,724	17,212,482
Total partners’ capital	32,663,448	34,424,964
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$71,729,602	$69,401,589

See notes to financial statements

MERITOR WABCO VEHICLE CONTROL SYSTEMS

STATEMENTS OF NET INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005

NET SALES	$249,426,052	$260,303,545

COST OF GOODS SOLD	206,095,002	218,264,749

GROSS PROFIT	43,331,050	42,038,796

OPERATING EXPENSES:
Services purchased from related parties:
Salary and benefits	8,779,039	7,768,038
Selling and promotion	1,951,093	2,323,376
Research and development	197,575	17,231
Rent	404,403	460,113
Other	1,012,775	1,393,352
Total services purchased from related parties	12,344,885	11,962,110

Selling and promotion	903,197	949,766
Supplies	489,004	272,844
Travel	720,935	621,181
Other purchased services	2,071,159	1,401,894
Depreciation and amortization	402,442	924,502
Other operating expenses	2,395,764	2,458,245
Total operating expenses	19,327,386	18,590,542

INCOME FROM OPERATIONS	24,003,664	23,448,254
OTHER INCOME	1,234,820	1,049,610

NET INCOME	$25,238,484	$24,497,864

See notes to financial statements

MERITOR WABCO VEHICLE CONTROL SYSTEMS

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,238,484	$24,497,864
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,483,753	2,145,056
Loss on disposal of assets	11,657
Provision for doubtful accounts	623,791	560,074
Change in assets and liabilities provided by (used in) cash:
Trade and related-party accounts receivable	(95,931)	250,322
Inventories	1,296,187	2,207,403
Other assets	501,694	(597,783)
Trade and related-party accounts payable	1,646,738	(6,085,411)
Accrued liabilities	2,301,305	489,929

Net cash provided by operating activities	33,007,678	23,467,454

CASH FLOWS FROM INVESTING ACTIVITIES—
Acquisition of property and equipment	(481,164)	(559,889)

CASH FLOWS FROM FINANCING ACTIVITIES—Partners’
distributions:
Meritor Brake Systems, Inc.	(13,500,000)	(11,000,000)
WABCO Automotive Control Systems, Inc.	(13,500,000)	(11,000,000)

Cash used in financing activities	(27,000,000)	(22,000,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,526,514	907,565

CASH AND CASH EQUIVALENTS—Beginning of year	907,565	-

CASH AND CASH EQUIVALENTS—End of year	$6,434,079	$907,565

SUPPLEMENTAL SCHEDULE OF NONCASH
TRANSACTION—Purchase of property, plant, and equipment
financed through—accounts payable—trade	$141,488	$ -

See notes to financial statements

MERITOR WABCO VEHICLE CONTROL SYSTEMS

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

1.	FORMATION AND OWNERSHIP STRUCTURE

Description of the Business—Meritor WABCO Vehicle Control Systems (the “Company”) (formerly Rockwell WABCO Vehicle Control Systems) was formed on December 7, 1989, as a joint venture between WABCO Automotive Control Systems, Inc. (“WABCO”), a subsidiary of American Standard Inc., and Rockwell Brake Systems, Inc. (“Rockwell”), a subsidiary of Rockwell International (“Corporation”) (together, the “Partners”), and began operations on February 1, 1990. In 1997, Meritor Automotive, Inc. (“Meritor”) was spun out of Rockwell. As a part of this transaction, Rockwell’s partnership interest in the Company was transferred to Meritor Brake Systems, Inc. The Company’s principal business is the sale of antilock braking and conventional air systems and other vehicle control systems for use on medium and heavy-duty trucks, buses, and trailers. Capital contributions and returns are made in equal proportions to maintain each Partner’s interest in the Company at 50%. All items of income or expense are allocated to the Partners in proportion to their respective cumulative capital contributions.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories—Inventories are stated at the lower of cost or market, using standard costing, which approximates actual cost on a first-in, first-out basis. Inventory at September 30, 2006 and 2005, consists principally of components held for resale and includes approximately $15,131,000 and $15,893,000, respectively, of inventory in transit.

Property and Equipment—Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which are 3 to 25 years. Expenditures for maintenance and repairs are charged to operations. Expenditures for betterments or major renewals are capitalized and depreciated over their useful lives.

Foreign Currency—The Company purchases a significant portion of productive inventory from related parties in Europe. The Company has an agreement with certain of these related parties whereby if the difference between the currency exchange rate at the time of purchase and an agreed-upon currency exchange rate exceeds 3%, the Company and the related party share the foreign currency gain or loss equally. The Company offsets significant currency gains with certain related parties against the payable owed to those parties (see Note 3). The Company uses the U.S. dollar as its functional currency. The Company’s share of foreign currency gains or losses is reflected in income currently. The Company had foreign currency losses of approximately $738,076 and $5,459,377 in 2006 and 2005, respectively.

Revenue Recognition—The Company recognizes revenue upon shipment of product to customers when title and risk of loss pass to the customer.

Income Taxes—No provision for income taxes has been made as it is the Partners’ responsibility for federal, state, and local income taxes.

Warranty—Substantially all warranty claims are the responsibility of the product supplier. The Company processes claims on behalf of the product supplier. Certain warranty claims presented by customers that do not meet the warranty coverage terms provided by the product supplier may be paid by the Company. Payment of these claims is based on approval of the Company and is discretionary as the Company has not warranted such products. Amount paid are recorded as expense in the period that the Company approves of such claims.

Estimates—The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.	RELATED-PARTY TRANSACTIONS

The Company has no employees, but purchases employee and other services from the Partners. Total expenses for services from related parties during the years ended September 30, 2006 and 2005, recorded in cost of goods sold and other operating expenses, were as follows:

	2006	2005

Meritor Brake Systems, Inc.	$20,487,640	$20,463,529
American Standard Inc.	1,528,790	1,993,174
Total	$22,016,430	$22,456,703

Additionally, during the years ended September 30, 2006 and 2005, the Company purchased approximately $158,522,218 and $176,878,905, respectively, in productive inventory from related parties and recorded sales of approximately $29,592,000 and $23,426,000 to related parties, respectively.

4.	SALES AND ACCOUNTS RECEIVABLE

The Company had significant sales to five major customers in 2006 and five in 2005. Sales made to these customers in total and as a percentage of total sales made by the Company during 2006 and 2005 are disclosed in the table below. In addition, accounts receivable from these customers as of September 30, 2006 and 2005 is disclosed in the table.

	2006			2005

	Percentage of		Accounts	Percentage of		Accounts
Customer	Total Sales	Sales	Receivable	Total Sales	Sales	Receivable
		(In millions)			(In millions)

1	24%	$ 60	$ 9	22%	$ 59	$ 11
2	27	68	2	26	69	3
3	12	30	5	11	30	5
4	11	28	6	11	29	3
5	11	27	2	8	22	4

A majority of the Company’s sales are to manufacturers of heavy-duty trucks and trailers. Many of the Company’s automotive industry customers are unionized, and work stoppages or slowdowns experienced by them could have an adverse effect on the Company’s results of operations. Substantially, all of the receivables are from companies operating in the domestic transportation equipment industry.

During the years ended September 30, 2006 and 2005, the Company wrote off accounts receivable of $799,315 and $439,020, respectively, and had collections on amounts previously reserved for of $112,817 and $364, respectively. There was no balance in allowance for doubtful accounts at September 30, 2004.

5.	CONTINGENCIES

The Company is involved in various legal proceedings, which arose in the ordinary course of its business. The proceedings involve plaintiffs with various physical injuries including fatalities. There are multiple defendants involved in the cases. In addition, the Company has an unasserted claim made against it related to patent infringement. Although it is reasonably possible that the cases and the unasserted claim could have judgments rendered against the Company, the Company believes it has valid defenses against such proceedings and has instructed its legal counsel to contest these matters vigorously. No estimates of potential liability to the Company can be determined at this time. No amounts have been recorded as a liability for these proceedings as of September 30, 2006.

6.	PARTNERS' CAPITAL

The summary of partners’ capital accounts for the years ended September 30, 2006 and 2005, is as follows:

	Meritor	WABCO	Total

Balance—September 30, 2004	$15,963,550	$15,963,550	$31,927,100

Net income for the year	12,248,932	12,248,932	24,497,864

Distributions	(11,000,000)	(11,000,000)	(22,000,000)

Balance—September 30, 2005	17,212,482	17,212,482	34,424,964

Net income for the year	12,619,242	12,619,242	25,238,484

Distributions	(13,500,000)	(13,500,000)	(27,000,000)

Balance—September 30, 2006	$16,331,724	$16,331,724	$32,663,448

7.	COMMITMENTS

The Company leases its principal operating facility, a warehouse located in Hebron, Kentucky. The lease commenced on October 1, 1999. The initial lease term was for a period of five years. In 2004, the Company exercised an option to extend the lease term through October 31, 2009. Upon expiration, the Company will have the option to renew for an additional period of five years through October 31, 2014. The lease agreement requires current monthly rentals plus the tenant’s share of property taxes and operating expenses. In addition, the Company leases office space in Troy, Michigan, from one of the joint venture partners on a month-to-month basis. Lease payments are made monthly. Total rental expense was approximately $1,164,529 and $1,143,450 for the years ended September 30, 2006 and 2005, respectively.

Future minimum lease payments for the fiscal years ending September 30, are as follows:

Years Ending
September 30

2007	$415,000
2008	415,000
2009	415,000
2010	23,900

Total	$1,268,900

(2) Financial Statement Schedule for the years ended September 30, 2007, 2006 and 2005. The following schedule was filed as part of the Annual Report filed with the SEC on November 19, 2007:

Schedule II - Valuation and Qualifying Accounts

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

*10-c-1	Form of Restricted Stock Agreement under the 2007 Long-Term Incentive Plan.**

*10-d	Description of Compensation of Non-Employee Directors.**

*10-e	2004 Directors Stock Plan, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004 (File No. 1-15983), is incorporated by reference.

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

12	Computation of ratio of earnings to fixed charges. **

21	List of subsidiaries of ArvinMeritor. **

23-a	Consent of Vernon G. Baker, II, Esq., Senior Vice President and General Counsel of ArvinMeritor. **

23-b	Consent of Deloitte & Touche LLP **
23-c	Consent of Bates White LLC. **
23-d	Consent of Deloitte & Touche LLP ***
24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of ArvinMeritor. **

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act. ***

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act. ***

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.***

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.***

____________________

* Management contract or compensatory plan or arrangement.

** Previously filed with the Registrant’s Form 10-K for the year ended September 30, 2007 filed with the SEC on November 19, 2007.

***Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINMERITOR, INC.

By:	/s/Vernon G. Baker, II
Vernon G. Baker, II
Senior Vice President
and General Counsel

Date: December 19, 2007