Form 10-Q
period 2007-12-31
ARVINMERITOR INC
filed 2008-01-29
CIK 1113256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2007

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

72,826,118 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on December 30, 2007.

INDEX

PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements:	Page
			No.
		Consolidated Statement of Operations - - Three Months
		Ended December 31, 2007 and 2006	2

		Consolidated Balance Sheet - -
		December 31, 2007 and September 30, 2007	3

		Condensed Consolidated Statement of Cash Flows - -
		Three Months Ended December 31, 2007 and 2006	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	29

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	37

	Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION:

	Item 1.	Legal Proceedings	39

	Item 1A.	Risk Factors	39

	Item 5.	Other Information	39

	Item 6.	Exhibits	40

Signatures			41

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended December 31,
	2007	2006
	(Unaudited)
Sales	$1,663	$1,568
Cost of sales	(1,533)	(1,464)
GROSS MARGIN	130	104
Selling, general and administrative	(92)	(73)
Restructuring costs	(10)	—
Gain on divestitures	—	2
OPERATING INCOME	28	33
Equity in earnings of affiliates	11	7
Interest expense, net	(27)	(27)
INCOME BEFORE INCOME TAXES	12	13
Provision for income taxes	(10)	(1)
Minority interests	(3)	(2)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(1)	10
LOSS FROM DISCONTINUED OPERATIONS	(11)	(3)
NET INCOME (LOSS)	$(12)	$7

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.01)	$0.14
Discontinued operations	(0.16)	(0.04)
Basic earnings (loss) per share	$(0.17)	$0.10

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.01)	$0.14
Discontinued operations	(0.16)	(0.04)
Diluted earnings (loss) per share	$(0.17)	$0.10

Basic average common shares outstanding	71.9	69.4
Diluted average common shares outstanding	71.9	70.5

Cash dividends per common share	$0.10	$0.10

See notes to consolidated financial statements. Amounts for the three months ended December 31, 2006 have been restated for discontinued operations.

ARVINMERITOR, INC.

CONSOLIDATED BALANCE SHEET

(in millions)

	December 31,	September 30,
	2007	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$164	$409
Receivables, trade and other, net	1,154	1,144
Receivables, EMCON Technologies Holdings Limited	58	79
Inventories	569	541
Other current assets	234	216
TOTAL CURRENT ASSETS	2,179	2,389
NET PROPERTY	741	738
GOODWILL	524	520
OTHER ASSETS	1,114	1,142
TOTAL ASSETS	$4,558	$4,789

LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$95	$18
Accounts payable	1,116	1,342
Liabilities, EMCON Technologies Holdings Limited	57	61
Other current liabilities	528	658
TOTAL CURRENT LIABILITIES	1,796	2,079
LONG-TERM DEBT	1,141	1,130
RETIREMENT BENEFITS	768	763
OTHER LIABILITIES	241	209
MINORITY INTERESTS	68	65
SHAREOWNERS’ EQUITY:
Common stock (December 31, 2007 and September 30, 2007, 72.8 and 72.6 shares issued and outstanding, respectively)	72	72
Additional paid-in capital	622	618
Retained earnings	104	128
Treasury stock (December 31, 2007 and September 30, 2007, 0.1 shares)	(3)	(3)
Accumulated other comprehensive loss	(251)	(272)
TOTAL SHAREOWNERS’ EQUITY	544	543
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,558	$4,789

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Three Months Ended December 31,
	2007	2006
	(Unaudited)
OPERATING ACTIVITIES
Income (loss) from continuing operations	$(1)	$10
Adjustments to income (loss) from continuing operations to arrive at cash used for operating activities:
Depreciation and amortization	32	30
Gain on divestitures	—	(2)
Restructuring costs, net of payments	—	(8)
Pension and retiree medical expense	26	33
Loss on debt extinguishment	3	—
Other adjustments to income (loss) from continuing operations	(7)	—
Pension and retiree medical contributions	(22)	(39)
Changes in receivable securitization and factoring	115	3
Changes in assets and liabilities, excluding effects of acquisitions,
divestitures foreign currency adjustments and discontinued operations	(413)	(31)
Operating cash flows used for continuing operations	(267)	(4)
Operating cash flows used for discontinued operations	(4)	(29)
CASH USED FOR OPERATING ACTIVITIES	(271)	(33)

INVESTING ACTIVITIES
Capital expenditures	(34)	(20)
Acquisitions of businesses and investments, net of cash acquired	(43)	(2)
Proceeds from disposition of property and businesses	8	5
Proceeds from sale of marketable securities	—	5
Net investing cash flows provided by (used for) discontinued operations	23	(14)
CASH USED FOR INVESTING ACTIVITIES	(46)	(26)

FINANCING ACTIVITIES
Borrowings on revolving credit facility	4	—
Borrowings on accounts receivable securitization program	70	80
Borrowings on lines of credit and other, net	7	1
Net change in debt	81	81
Debt issuance and extinguishment costs	(6)	—
Cash dividends	(7)	(7)
CASH PROVIDED BY FINANCING ACTIVITIES	68	74
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	4	4
CHANGE IN CASH AND CASH EQUIVALENTS	(245)	19
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	409	350
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$164	$369

See notes to consolidated financial statements. Amounts for the three months ended December 31, 2006 have been restated for discontinued operations.

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

In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The results of operations for the three months ended December 31, 2007, are not necessarily indicative of the results for the full year.

The company’s fiscal year ends on the Sunday nearest September 30. The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30. The first quarter of fiscal years 2008 and 2007 ended on December 30, 2007, and December 31, 2006, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and December 31 are used consistently throughout this report to represent the fiscal year end and first quarter end, respectively.

2.	Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards and convertible securities, if applicable.

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended
	December 31,
	2007	2006
Basic average common shares outstanding	71.9	69.4
Impact of restricted stock	—	0.9
Impact of stock options	—	0.2
Diluted average common shares outstanding	71.9	70.5

The potential effects of restricted stock, performance shares and stock options were excluded from the diluted earnings per share calculation for the three months ended December 31, 2007 because their inclusion in a net loss period would reduce the net loss per share. Therefore, at December 31, 2007, options to purchase 2.0 million shares were excluded from the computation of diluted earnings per share. At December 31, 2006, options to purchase 3.2 million shares of common stock were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would be anti-dilutive.

The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the company’s average stock price during the quarter is less than the conversion price.

3.	New Accounting Standards

New accounting standards to be implemented:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 will be applied prospectively and are not expected to have a material impact on the company’s consolidated financial position, results of operations or cash flows.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans, such as a retiree health care plan, on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. The recognition requirements of SFAS 158 were adopted by the company as of September 30, 2007. The initial adoption of SFAS 158 resulted in a reduction in shareowners’ equity of $357 million. This reduction is net of taxes of $193 million and is recorded in Accumulated Other Comprehensive Loss in the Consolidated Statement of Shareowners’ Equity. SFAS 158 also requires that companies measure the funded status of their defined benefit pension plans and other postretirement benefit plans as of the balance sheet date. Currently, the company uses a measurement date of June 30 for its defined benefit and other postretirement benefit plans. The measurement date provisions of SFAS 158 are effective for fiscal years ending after December 15, 2008 and will require the company to change its measurement date to September 30 from June 30.

Accounting standards implemented in fiscal year 2008:

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

During the first quarter of fiscal year 2008, the company adopted FIN 48 and recognized a $5 million decrease to retained earnings in the consolidated balance sheet as of October 1, 2007 as the cumulative effect of a change in accounting principle. See Note 6 for further information regarding the adoption of FIN 48.

4.	Discontinued Operations

Emissions Technologies

The company’s Emissions Technologies (ET) business supplied exhaust systems and exhaust system components, including mufflers, exhaust pipes, catalytic converters, diesel particulate filters and exhaust manifolds, primarily to original equipment manufacturers. On May 17, 2007, the company sold its ET business to EMCON Technologies Holdings Limited (EMCON), a private equity affiliate of J.P. Morgan Securities Inc. Total consideration was $310 million, including cash, a $20 million note and the assumption of certain liabilities, and is subject to adjustments for working capital and other items. Charges associated with the sale of ET are included in the results of discontinued operations in the consolidated statement of operations. ET is reported in discontinued operations in the consolidated statement of operations, statement of cash flows and related notes through the date of sale for all periods presented.

Receivables due from EMCON include an estimated adjustment to the purchase price based upon closing working capital. The final working capital adjustment was settled in January 2008, resulting in no change to the receivable recorded at December 31, 2007. Pre-sale funding obligations that are expected to be completed in the second quarter of fiscal year 2008 resulted in an additional receivable from EMCON and an offsetting payable that is included in the consolidated balance sheet at December 31 and September 30, 2007. Certain assets and liabilities of ET were retained by the company and are included in receivables and liabilities due from (to) EMCON in the consolidated balance sheet.

As of the May 17, 2007 closing date, assets and liabilities of certain businesses were not legally transferred to EMCON due to delays in certain procedures required to be completed by the buyer. Pursuant to the sale agreement, legal ownership will be transferred upon receipt by the buyer of required licenses and establishment of appropriate entities to receive the transferred assets. Sale values were fixed and EMCON assumed operational control of the businesses as of the May 17, 2007 closing date. The steps required to complete the legal transfer were considered perfunctory by the company and the company recorded these assets and liabilities as sold and excluded them from the consolidated balance sheet effective on May 17, 2007. Consideration for these assets and assumed liabilities was deposited in an escrow account by EMCON and is reflected as a receivable due from EMCON in the consolidated balance sheet at September 30, 2007. The legal transfer of these operations was substantially completed and related proceeds were received by the company as of December 31, 2007.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

In the first quarter of fiscal year 2008, the company recognized approximately $9 million of additional costs related to the sale of the ET business. These costs are primarily related to revised estimates for certain pre-sale liabilities retained by the company.

Light Vehicle Aftermarket

In October 2004, the company announced plans to divest its Light Vehicle Aftermarket (LVA) businesses. This plan was part of the company’s long-term strategy to focus on core competencies and support its global light vehicle systems OEM customers and its commercial vehicle systems OEM and aftermarket customers. LVA supplied exhaust, ride control, motion control and filter products, as well as other automotive parts to the passenger car, light truck and sport utility vehicle aftermarket. As of September 30, 2007, the company had completed the sale of its LVA filters, exhaust and motion control businesses, and its Gabriel South Africa ride control business. These businesses represented a significant portion of its combined LVA business and are reported as discontinued operations in the consolidated statement of operations through the date of sale.

In the second quarter of fiscal year 2007, the company made a strategic decision to retain its Gabriel North America and Europe ride control aftermarket business. Restructuring actions contemplated through the company’s Performance Plus initiative (see Note 5) are expected to make this business viable as part of the company’s core light vehicle strategy. As a result of this decision, the results of operations, assets and liabilities and cash flows of the Gabriel Ride Control aftermarket business are presented in continuing operations in the consolidated financial statements for all periods presented.

At December 31, 2007 and at September 30, 2007, $2 million of restructuring reserves primarily related to unpaid employee termination benefits are included in liabilities of continuing operations (see Note 5).

Results of the discontinued operations are summarized as follows (in millions):

	Three Months Ended
	December 31,
	2007	2006
Sales:
Emissions Technologies	$—	$808
Light Vehicle Aftermarket and other	5	48
Total sales	$5	$856

Loss before income taxes	$(14)	$(2)
Benefit (provision) for income taxes	3	(1)
Loss from discontinued operations	$(11)	$(3)

5.	Restructuring Costs

At December 31, 2007 and September 30, 2007, $61 million and $59 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the three months ended December 31, 2007 are as follows (in millions):

	Employee
	Termination	Plant Shutdown
	Benefits	and Other	Total
Balance at September 30, 2007	$59	$—	$59
Activity during the period:
Charges to continuing operations	9	1	10
Cash payments	(9)	(1)	(10)
Currency translation and other	2	—	2
Balance at December 31, 2007	$61	—	61

Performance Plus: During fiscal year 2007, the company launched a profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s Light Vehicle Systems business recorded $10 million of costs associated with this restructuring program in the first quarter of fiscal year 2008. Restructuring costs recorded in the three months ended December 31, 2007 primarily relate to employee termination benefits in connection with a reduction of approximately 110 salaried and hourly employees. Remaining costs of this restructuring program will be incurred over the next several years.

6.	Income Taxes

For each interim reporting period, the company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis. Jurisdictions with a projected loss for the year or an actual year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective rate calculation could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections. In the first quarter of fiscal year 2008, the company recorded approximately $6 million of unfavorable tax items discrete to the quarter. These discrete items increased the company’s effective tax rate for the three months ended December 31, 2007.

As of December 31, 2007 the company had approximately $648 million in U.S. net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. However, many of these deferred taxes will expire if they are not utilized within certain time periods. At this time, the company considers it more likely than not that it will have U.S. taxable income in the future that will allow it to realize these deferred tax assets. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include: (a) historical operating results, (b) expectations of future earnings, and (c) tax planning strategies.

It is possible that some or all of these deferred tax assets could ultimately expire unused. Risk factors include (a) a slower then anticipated recovery in the fiscal year 2008 outlook for the company’s CVS segment, which has significant U.S. operations, (b) higher than planned volume or price reductions from the company’s key customers and (c) higher than planned material cost increases.

These risk factors are offset by the following strategic initiatives: (a) the company has undertaken numerous restructuring initiatives in 2007 which are expected to result in significant savings in future periods, (b) the commercial vehicle market in the United States is expected to recover in 2008 and 2009 significantly benefiting the company and (c) the company has embarked on a major cost reduction and value creation program that is expected to generate improvements in earnings in future periods.

On October 1, 2007, the company adopted FIN 48, Accounting for Uncertainty in Income Taxes. The effect of applying the provisions of FIN 48 on the company’s consolidated balance sheet as of October 1, 2007 is as follows (in millions):

	Before		After
	Adoption of		Adoption of
	FIN 48	Adjustments	FIN 48
Non-current deferred income tax assets - other assets (see Note 12)	$781	$(99)	$682
Other assets (see Note 12)	1,142	42	1,184
Income taxes - other current liabilities (see Note 13)	(130)	97	(33)
Other liabilities (see Note 14)	(209)	(45)	(254)
Retained earnings	(128)	5	(123)

At October 1, 2007, the company had approximately $200 million of gross unrecognized tax benefits of which, $151 million represents the amount that, if recognized, would favorably affect the effective income tax rate in future periods.

The company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. The company’s U.S. and Canadian federal income tax returns for fiscal years 2003 through 2005 are currently under audit. The company’s French subsidiary is currently under audit for fiscal years 2005 through 2007. In addition, the company is under audit in various U.S. state tax jurisdictions for various years. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could significantly change the company’s unrecognized tax benefits during the next twelve months. However, quantification of an estimated range cannot be made at this time.

In addition to the audits discussed above, the company has open tax years primarily from 1999-2007 with various significant taxing jurisdictions including the United States, Brazil, Canada, France, Germany, Mexico and the United Kingdom. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount,

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The company has recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

The company’s continuing practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the consolidated statement of operations. At December 31, and at October 1, 2007, the company has recorded $2 million of interest and $8 million of penalties in the consolidated balance sheet.

7.	Acquisitions and Divestitures

On December 19, 2007, the company’s Commercial Vehicle Systems (CVS) business acquired Mascot Truck Parts Ltd (Mascot) for a cash purchase price of $19 million. Mascot remanufactures transmissions, drive axles, steering gears and drivelines. This acquisition did not have a material impact on the company’s consolidated financial position or results of operations for the three months ended December 31, 2007.

8.	Accounts Receivable Securitization and Factoring

The company participates in a European arrangement to sell trade receivables through certain of its European subsidiaries. Under the arrangement, the company sells up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the company’s consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. Costs associated with this securitization arrangement were $2 million and $1 million in the three months ended December 31, 2007 and 2006, respectively, and are included in operating income in the consolidated statement of income. The gross amount of proceeds received from the sale of receivables under this arrangement were $152 million and $116 million for the three months ended December 31, 2007 and 2006, respectively. The company’s retained interest in receivables sold was $10 million and $5 million at December 31 and September 30, 2007, respectively. The company had utilized, net of retained interests, €100 million ($146 million) and €73 million ($104 million) of this accounts receivable securitization facility as of December 31 and September 30, 2007, respectively.

In November 2007 the company entered into another European arrangement to sell trade receivables. Under this arrangement the company can sell up to €85 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the company’s consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. The company had utilized €35 million ($51 million) of this accounts receivable securitization program as of December 31, 2007. The company has no retained interest in these trade receivables and costs associated with this arrangement were not significant in the three months ended December 31, 2007.

The company also participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $175 million program, which was established in September 2005, and amended in fiscal years 2006 and 2007, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet (see Note 15). At December 31, 2007, the company had utilized $70 million of this accounts receivable securitization facility. As of September 30, 2007, no amounts were outstanding under this program. Borrowings under this arrangement are collateralized by approximately $237 million of receivables held at ARC at December 31, 2007. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At December 31, 2007, the company was in compliance with all covenants.

In addition, several of the company’s European subsidiaries factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored receivables excluded from accounts receivable was $203 million and $181 million at December 31 and September 30, 2007, respectively.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

9.	Inventories

Inventories are stated at the lower of cost (using first-in, first-out (FIFO) or average cost methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	December 31,	September 30,
	2007	2007
Finished goods	$223	$218
Work in process	112	103
Raw materials, parts and supplies	234	220
Total	$569	$541

10.	Other Current Assets

Other current assets are summarized as follows (in millions):

	December 31,	September 30,
	2007	2007
Current deferred income tax assets	$119	$111
Customer reimbursable tooling and engineering	22	22
Asbestos-related recoveries (see Note 18)	8	8
Investment in debt defeasance trust	6	6
Assets held for sale	8	19
Prepaid and other	71	50
Other current assets	$234	$216

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

The company holds certain assets as held for sale. These assets primarily relate to land and buildings that have been previously closed through restructuring and other rationalization actions. The company sold certain of these properties in the first quarter of fiscal year 2008 and expects to complete the sale of the remainder of these properties in fiscal year 2008.

11.	Goodwill

A summary of the changes in the carrying value of goodwill, by segment, is as follows (in millions):

	LVS	CVS	Total
Balance at September 30, 2007	$71	$449	$520
Acquisition of Mascot (see Note 7)	—	6	6
Foreign currency translation	—	(2)	(2)
Balance at December 31, 2007	$71	$453	$524

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

12.	Other Assets

Other Assets are summarized as follows (in millions):

	December 31,	September 30,
	2007	2007
Non-current deferred income tax assets (see Note 6)	$680	$781
Investments in non-consolidated joint ventures	132	116
Long-term receivables (see Note 14)	48	47
Assets for uncertain tax positions (see Note 6)	42	—
Prepaid pension costs	35	32
Unamortized debt issuance costs	33	31
Capitalized software costs, net	24	25
Asbestos-related recoveries (see Note 18)	32	32
Note receivable due from EMCON, net of $9 million discount (see Note 4)	11	11
Patents, licenses and other intangible assets (less accumulated amortization: $4 at December 31, 2007 and September 30, 2007)	3	3
Investment in debt defeasance trust	6	6
Other	68	58
Other assets	$1,114	$1,142

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

13.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2007	2007

Compensation and benefits	$183	$223
Income taxes (see Note 6)	19	130
Taxes other than income taxes	51	56
Product warranties	52	50
Restructuring (see Note 5)	61	59
AB Volvo joint venture payable	—	27
Asbestos-related liabilities (see Note 18)	15	11
Interest	21	7
Environmental (see Note 18)	12	11
Current deferred income tax liabilities	7	6
Other	107	78
Other current liabilities	$528	$658

On October 4, 2004, the company formed two joint ventures in France with AB Volvo to manufacture and distribute axles. The company acquired its 51-percent interest for a purchase price of €19 million ($25 million). The company had an option to purchase and AB Volvo had an option to require the company to purchase the remaining 49-percent interest in one of the joint ventures beginning in the first quarter of fiscal year 2008 for €16 million ($23 million) plus interest at EURIBOR rates, plus a margin. In December 2007, this option was exercised and the related liability was settled. The option to purchase the minority interest was essentially a financing arrangement, as the minority shareholder did not participate in any profits or losses of the joint venture. Therefore, no minority interest was recognized in prior periods for the 49-percent interest in this joint venture.

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

A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended
	December 31,
	2007	2006
Total product warranties -- beginning of period	$103	$122
Accruals for product warranties	11	14
Payments	(16)	(13)
Change in estimates and other	(1)	4
Total product warranties – end of period	97	127
Less: Non-current product warranties (see Note 14)	(45)	(59)
Product warranties – current	$52	$68

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

14.	Other Liabilities

Other Liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2007	2007

Asbestos-related liabilities (see Note 18)	$40	$44
Non-current deferred income tax liabilities	6	6
Liabilities for uncertain tax positions (see Note 6)	48	—
Product warranties (see Note 13)	45	53
Environmental (see Note 18)	8	13
Long-term payable (see Note 12)	48	47
Other	46	46
Other liabilities	$241	$209

15.	Long-Term Debt

Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

	December 31,	September 30,
	2007	2007
6-3/4 percent notes due 2008	$5	$5
7-1/8 percent notes due 2009	6	6
6.8 percent notes due 2009	77	77
8-3/4 percent notes due 2012	276	276
8-1/8 percent notes due 2015	251	251
4.625 percent convertible notes due 2026(1)	300	300
4.0 percent convertible notes due 2027(1)	200	200
Accounts receivable securitization (see Note 8)	70	—
Revolving credit facility	4	—
Lines of credit and other	27	20
Unamortized gain on swap unwind	8	9
Fair value adjustment of notes	12	4
Subtotal	1,236	1,148
Less: current maturities	(95)	(18)
Long-term debt	$1,141	$1,130
(1)	The 4.625 percent and 4.0 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively.

Senior Secured Credit Facilities

In October and December 2007, the company amended its revolving credit facility. Under the terms of the December amendment, the borrowing capacity of the revolving credit facility was reduced to $700 million from $900 million. The amended revolving credit facility replaced the existing financial covenants with new financial covenants based on (i) the ratio of the company’s senior secured indebtedness to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total senior secured-debt-to-EBITDA ratio, as defined in the agreement, no greater than 2.50x on the last day of any fiscal quarter through and including the fiscal quarter ending March 31, 2009 and (ii) 2.00 to 1.00 on the last day of any fiscal quarter thereafter. At

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

December 31, 2007, the company was in compliance with all covenants. As a result of the amendments, the company recognized a $3 million loss on debt extinguishment associated with the write-off of debt issuance costs. The remaining unamortized debt issuance costs are being amortized over the remaining term of the amended credit facility.

Borrowings under the amended revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facility. At December 31, 2007, the margin over the LIBOR rate was 225 basis points, and the commitment fee was 50 basis points. The amended revolving credit facility includes a $150 million limit on the issuance of letters of credit. At December 31, 2007 and September 30, 2007, approximately $26 million and $30 million letters of credit, respectively, were issued. The company had an additional $11 million outstanding at December 31, 2007 and at September 30, 2007 on letters of credit available through other facilities.

Borrowings under the amended revolving credit facility are collateralized by approximately $905 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

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

The 2007 and 2006 convertible notes are convertible in to shares of the company’s common stock at an initial conversion rate, subject to adjustment, equivalent to 37.4111 and 47.6667 shares of common stock, respectively, per $1,000 initial principal amount of notes. The maximum number of shares the 2007 and 2006 convertible notes are convertible into is approximately 7 million and 14 million, respectively.

Accounts Receivable Securitization

The company participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs (see Note 8). Under this $175 million program, which was established in September 2005, and amended in fiscal years 2006 and 2007, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ARC. ARC funds these purchases with borrowings under a loan agreement with a bank. The weighted average interest rate on borrowings under this arrangement was approximately 5.50 percent at December 31, 2007. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by $237 million of eligible receivables purchased and held by ARC at December 31, 2007. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At December 31, 2007, the company was in compliance with all covenants.

Related Parties

A 57-percent owned consolidated joint venture of the company has a $6 million, 6.5-percent loan with its minority partner. This loan matures in fiscal year 2009 and is included in long-term debt in the consolidated balance sheet.

Interest Rate Swap Agreements

As of December 31, 2007, the company had interest rate swap agreements that effectively converted $221 million of the company’s 8-3/4 percent notes, $63 million of the 6.8 percent notes and $175 million of the 8-1/8 percent notes to variable interest rates. The fair value of the 8-3/4 percent swaps was a liability of $2 million at both December 31 and September 30, 2007 and is included in Other Liabilities. The fair value of the 6.8 percent swap was not significant at the end of December 31, 2007 and September 30, 2007. The fair value of the 8-1/8% swaps was $11 million and $4 million at December 31 and September 30, 2007,

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

respectively and is included in Other Assets. The terms of the interest rate swap agreements require the company to place cash on deposit as collateral if the fair value of the interest rate swaps declines below a certain threshold. No amounts were posted as collateral at December 31, 2007 and September 30, 2007. The swaps have been designated as fair value hedges and the impact of the changes in their fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreements, the company receives a fixed rate of interest of 8.75 percent, 6.8 percent and 8.125 percent on notional amounts of $221 million, $63 million and $175 million, respectively, and pays variable rates based on three-month LIBOR plus a weighted-average spread of 3.13 percent. The payments under the agreements coincide with the interest payment dates on the hedged debt instruments, and the difference between the amounts paid and received is included in interest expense, net and other. In January 2008, the company terminated all of its interest rate swaps. Included in the fair value adjustment of notes is $8 million related to previously terminated interest rate swaps, which is being amortized to earnings as a reduction of interest expense over the remaining life of the related debt.

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

Under this program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the consolidated statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12-24 months. The impact to operating income associated with hedge ineffectiveness was not significant for the three months ended December 31, 2007 and 2006.

At December 31 and September 30, 2007, there was a loss of $5 million and a gain of $1 million, respectively, recorded in AOCL. The company expects to reclassify this amount from AOCL to operating income during the next three months as the forecasted hedged transactions are recognized in earnings.

The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	December 31,		September 30,
	2007		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$164	164	409	409
Interest rate swaps - asset	11	11	4	4
Foreign exchange contracts - asset	7	7	6	6
Investment in debt defeasance trust	12	12	12	12
Interest rate swaps – liability	2	2	2	2
Foreign exchange contracts - liability	16	16	5	5
Short-term debt	95	95	18	18
Long-term debt	1,141	1,032	1,130	1,127

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

17.	Retirement Benefit Liabilities

Retirement Benefit Liabilities consisted of the following (in millions):

	December 31,	September 30,
	2007	2007
Retiree medical liability	$575	$573
Pension liability	215	208
Other	41	45
Subtotal	831	826
Less: current portion (included in compensation and benefits)	(63)	(63)
Retirement benefit liabilities	$768	$763

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

The components of net periodic pension and retiree medical expense, including discontinued operations, for the three months ended December 31, are as follows:

	2007		2006
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$7	$1	$9	$1
Interest cost	26	9	25	9
Assumed return on plan assets	(32)	—	(26)	—
Amortization of prior service costs	1	(2)	1	(2)
Recognized actuarial loss	9	7	10	6
Total expense	$11	$15	$19	$14

18.	Contingencies

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

The company has been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at December 31, 2007 to be approximately $24 million, of which $4 million is recorded as a liability.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2007 to be approximately $57 million, of which $16 million is recorded as a liability.

Included in the company’s environmental liabilities are costs for on-going operating, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $9 million at December 31, 2007. The undiscounted estimate of these costs is approximately $14 million.

Following are the components of the Superfund and Non-Superfund Environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2007	$8	$16	$24
Payments and other	(4)	(1)	(5)
Change in cost estimate (1)	—	1	1
Balance at December 31, 2007	$4	$16	$20

(1)	Environmental remediation costs of $1 million were recorded in loss from discontinued operations in the consolidated statement of operations during the first quarter of fiscal year 2008.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

Environmental reserves are included in Other Current Liabilities (see Note 13) and Other Liabilities (see Note 14).

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

Asbestos

Maremont Corporation (“Maremont”), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 27,912 pending asbestos-related claims at September 30, 2007. There was no significant change in pending asbestos-related claims during the three months ended December 31, 2007. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2007	September 30, 2007
Pending and future claims	$37	$37
Shortfall and other	6	6
Asbestos-related reserves	$43	$43
Asbestos-related recoveries	$28	$28

A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 10, 12, 13 and 14).

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

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

Shortfall and other: Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were not significant in the three months ended December 31, 2007 or 2006.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

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

Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, the company expects to recover the majority of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and a substantial portion of the costs for defending asbestos claims going forward. Accordingly, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $12 million at December 31, 2007 and September 30, 2007.

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

Other

In fiscal year 2006, a light vehicle systems customer of the company initiated a field service campaign related in part to a product of the company, which covered approximately 750,000 vehicles. The customer has filed suit against the company seeking reimbursement of costs associated with the field service campaign as well as other warranty costs. In fiscal year 2006, the company recorded a contingency reserve of approximately $11 million related to this matter. In the first quarter of fiscal year 2008, the company recognized an additional charge of approximately $9 million increasing its reserve to $20 million. We are attempting to resolve the dispute pursuant to a commercial settlement, and the ultimate resolution may have a material adverse effect on the company’s business, financial condition or results of operations. However, the company can not estimate at this time the range of any possible additional loss.

Litigation associated with the company’s retiree medical plans is discussed in Note 20 of the Notes to Consolidated Financial Statements in the company’s Form 10-K for the fiscal year ended September 30, 2007.  The ultimate outcome of these lawsuits may result in future plan amendments.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the company, relating to the conduct of the company’s business, including those pertaining to product liability, warranty or recall claims, intellectual property, safety and health, and employment matters. Although the outcome of litigation cannot be predicted with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters that are pending will not have a material adverse effect on the company’s business, financial condition or results of operations.

19.	Comprehensive Income

On an annual basis, disclosure of comprehensive income is incorporated into the Consolidated Statement of Shareowners’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, and unrealized gains and losses on derivatives and equity securities.

Comprehensive income is summarized as follows (in millions):

	Three Months Ended
	December 31,
	2007	2006
Net income (loss)	$(12)	$7
Foreign currency translation adjustments	30	50
Unrealized gain (loss) on investments and foreign exchange contracts, net of tax	(6)	1
Other	(3)	—
Comprehensive income	$9	$58

20.	Business Segment Information

The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s chief operating decision maker (CODM) is the Chief Executive Officer.

The company reports operating results under two segments: Commercial Vehicle Systems (CVS) and Light Vehicle Systems (LVS). CVS supplies drivetrain systems and components, including axles and drivelines, braking systems, and suspension systems, for medium- and heavy-duty trucks, trailers and specialty vehicles to original equipment manufacturers (OEMs) and the commercial vehicle aftermarket. LVS is a major supplier of aperture systems (roof and door systems), chassis systems (ride control, suspension systems and modules) and wheel products for passenger cars, motorcycles and all-terrain vehicles, light trucks and sport utility vehicles to OEMs.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

Segment information is summarized as follows (in millions):

	Three Months Ended
	December 31,
	2007	2006
Sales:
Commercial Vehicle Systems	$1,080	$1,046
Light Vehicle Systems	583	522
Total sales	$1,663	$1,568

EBITDA:
Commercial Vehicle Systems	$71	$63
Light Vehicle Systems	2	14
Segment EBITDA	73	77
Unallocated legacy and corporate costs	(1)	—
ET corporate allocations (1)	—	(7)
Depreciation and amortization	(32)	(30)
Loss on sale of receivables	(4)	(2)
Interest expense, net	(27)	(27)
Provision for income taxes	(10)	(1)
Income (loss) from continuing operations	$(1)	$10

(1) As a result of the sale of ET, certain corporate costs previously allocated to ET’s segment results are reported in continuing operations. These costs were not allocated to the company’s two business segments and were included in “ET corporate allocations” in the above segment information.

21.	Supplemental Guarantor Condensed Consolidating Financial Statements

Certain of the company’s wholly-owned subsidiaries, as defined in the credit agreement (the Guarantors) irrevocably and unconditionally guarantee amounts outstanding under the senior credit facilities. Similar subsidiary guarantees were provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Three Months Ended December 31, 2007
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$525	$1,138	$—	$1,663
Subsidiaries	—	32	66	(98)	—
Total sales	—	557	1,204	(98)	1,663
Cost of sales	(7)	(510)	(1,114)	98	(1,533)
GROSS MARGIN	(7)	47	90	—	130
Selling, general and administrative	(20)	(33)	(39)	—	(92)
Restructuring costs	—	—	(10)	—	(10)
OPERATING INCOME (LOSS)	(27)	14	41	—	28
Equity in earnings of affiliates	—	5	6	—	11
Other income (expense), net	—	(4)	4	—	—
Interest expense, net	(25)	20	(22)	—	(27)
INCOME (LOSS) BEFORE INCOME TAXES	(52)	35	29	—	12
Benefit (provision) for income taxes	15	(14)	(11)	—	(10)
Minority interest	—	—	(3)	—	(3)
Equity income from continuing operations of subsidiaries	36	18	—	(54)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(1)	39	15	(54)	(1)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(11)	(12)	(7)	19	(11)
NET INCOME (LOSS)	$(12)	$27	$8	$(35)	$(12)

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Three Months Ended December 31, 2006
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$691	$877	$—	$1,568
Subsidiaries	—	19	92	(111)	—
Total sales	—	710	969	(111)	1,568
Cost of sales	(4)	(647)	(924)	111	(1,464)
GROSS MARGIN	(4)	63	45	—	104
Selling, general and administrative	(18)	(24)	(31)	—	(73)
Other income (expense)	—	(3)	5	—	2
OPERATING INCOME (LOSS)	(22)	36	19	—	33
Equity in earnings of affiliates	—	6	1	—	7
Other income (expense), net	—	(2)	2	—	—
Interest expense, net	(24)	9	(12)	—	(27)
INCOME (LOSS) BEFORE INCOME TAXES	(46)	49	10	—	13
Benefit (provision) for income taxes	15	(12)	(4)	—	(1)
Minority interest	—	—	(2)	—	(2)
Equity income from continuing operations of subsidiaries	41	19	—	(60)	—
INCOME FROM CONTINUING OPERATIONS	10	56	4	(60)	10
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(3)	(21)	15	6	(3)
NET INCOME	$7	$35	$19	$(54)	$7

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

(In millions)

	December 31, 2007
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$2	$7	$155	$—	$164
Receivables, net	(11)	98	1,125	—	1,212
Inventories	—	198	371	—	569
Other current assets	51	70	113	—	234
TOTAL CURRENT ASSETS	42	373	1,764	—	2,179
NET PROPERTY	12	202	527	—	741
GOODWILL	—	347	177	—	524
OTHER ASSETS	571	217	326	—	1,114
INVESTMENTS IN SUBSIDIARIES	1,494	578	—	(2,072)	—
TOTAL ASSETS	$2,119	$1,717	$2,794	$(2,072)	$4,558

CURRENT LIABILITIES
Short-term debt	$5	$—	$90	$—	$95
Accounts payable	36	208	872	—	1,116
Other current liabilities	100	82	403	—	585
TOTAL CURRENT LIABILITIES	141	290	1,365	—	1,796
LONG-TERM DEBT	1,134	—	7	—	1,141
RETIREMENT BENEFITS	578	—	190	—	768
INTERCOMPANY PAYABLE (RECEIVABLE)	(388)	3	385	—	—
OTHER LIABILITIES	110	107	24	—	241
MINORITY INTERESTS	—	—	68	—	68
SHAREOWNERS’ EQUITY	544	1,317	755	(2,072)	544
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,119	$1,717	$2,794	$(2,072)	$4,558

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

(In millions)

	September 30, 2007
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$182	$5	$222	$—	$409
Receivables, net	1	151	1,071	—	1,223
Inventories	—	188	353	—	541
Other current assets	49	84	83	—	216
TOTAL CURRENT ASSETS	232	428	1,729	—	2,389
NET PROPERTY	17	205	516	—	738
GOODWILL	—	341	179	—	520
OTHER ASSETS	629	211	302	—	1,142
INVESTMENTS IN SUBSIDIARIES	1,436	583	—	(2,019)	—
TOTAL ASSETS	$2,314	$1,768	$2,726	$(2,019)	$4,789

CURRENT LIABILITIES
Short-term debt	$5	$—	$13	$—	$18
Accounts payable	33	311	998	—	1,342
Other current liabilities	194	119	406	—	719
TOTAL CURRENT LIABILITIES	232	430	1,417	—	2,079
LONG-TERM DEBT	1,123	—	7	—	1,130
RETIREMENT BENEFITS	578	—	185	—	763
INTERCOMPANY PAYABLE (RECEIVABLE)	(230)	(45)	275	—	—
OTHER LIABILITIES	68	119	22	—	209
MINORITY INTERESTS	—	6	59	—	65
SHAREOWNERS’ EQUITY	543	1,258	761	(2,019)	543
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,314	$1,768	$2,726	$(2,019)	$4,789

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

 Condensed Consolidating Statement of Cash Flows

(In millions)

	Three Months Ended December 31, 2007
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(178)	$10	$(103)	$—	$(271)

INVESTING ACTIVITIES
Capital expenditures	—	(11)	(23)	—	(34)
Acquisitions of businesses and investments, net of cash acquired	—	—	(43)	—	(43)
Proceeds from disposition of property and businesses	7	—	1	—	8
Net cash flows provided by discontinued operations	—	3	20	—	23
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	7	(8)	(45)	—	(46)

FINANCING ACTIVITIES
Borrowings on revolving credit facility	4	—	—	—	4
Borrowings on account receivable securitization program	—	—	70	—	70
Borrowings on lines of credit and other	—	—	7	—	7
Debt issuance and extinguishment costs	(6)	—	—	—	(6)
Intercompany advances	—	—	—	—	—
Cash dividends	(7)	—	—	—	(7)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(9)	—	77	—	68

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	4	—	4

CHANGE IN CASH AND CASH EQUIVALENTS	(180)	2	(67)	—	(245)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	182	5	222	—	409
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2	$7	$155	$—	$164

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Three Months Ended December 31, 2006
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$77	$8	$(118)	$—	$(33)

INVESTING ACTIVITIES
Capital expenditures	—	(5)	(15)	—	(20)
Acquisitions of businesses and investments, net of cash acquired	—	—	(2)	—	(2)
Proceeds from marketable securities	—	—	5	—	5
Proceeds from disposition of property and businesses	—	—	5	—	5
Net cash flows used for discontinued operations	—	(4)	(10)	—	(14)
CASH USED FOR INVESTING ACTIVITIES	—	(9)	(17)	—	(26)

FINANCING ACTIVITIES
Borrowings on account receivable securitization program	—	—	80	—	80
Changes in lines of credit and other	(1)	—	2	—	1
Intercompany advances	(30)	—	30	—	—
Cash dividends	(7)	—	—	—	(7)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(38)	—	112	—	74

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	4	—	4

CHANGE IN CASH AND CASH EQUIVALENTS	39	(1)	(19)	—	19

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	97	3	250	—	350
CASH AND CASH EQUIVALENTS AT END OF YEAR	$136	$2	$231	$—	$369

ARVINMERITOR, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

ArvinMeritor, Inc. is a global supplier of a broad range of integrated systems, modules and components to the motor vehicle industry. The company serves light vehicle, commercial truck, trailer and specialty original equipment manufacturers and certain aftermarkets. Headquartered in Troy, Michigan, the company employs approximately 18,000 people at 72 manufacturing facilities in 24 countries. ArvinMeritor common stock is traded on the New York Stock Exchange under the ticker symbol ARM.

The first fiscal quarter of fiscal year 2008 had mixed financial results. In our Commercial Vehicle Systems (CVS) business segment, the impact of the downturn in the North American heavy-duty (commonly referred to as Class 8) truck market was offset by strong volumes in the Western European, South American and Asia Pacific heavy and medium duty markets and improved performance in our European axle business. In our Light Vehicle Systems (LVS) business segment, favorable product sales mix and cost savings from productivity programs and prior restructuring actions was more than offset by a $9 million charge related to recording an additional contingency reserve for a legal and commercial dispute with a customer (for more information see Note 18 of the Notes to the Consolidated Financial Statements). Both business segments were favorably impacted by a change in our employee vacation policy, which reduced our vacation accruals by $13 million.

A summary of our consolidated results from continuing operations for the three months ended December 31, 2007, is as follows:

•	Sales were $1.7 billion, up 6.1 percent compared to the same period last year.
•	Total EBITDA margin for our reportable segments was 4.4 percent, down from 4.9 percent a year ago.
•	Operating margin was 1.7 percent, down from 2.1 percent a year ago.
•	Diluted loss per share was $0.17, compared to earnings per share of $0.10 in the same quarter of fiscal year 2007.

During fiscal year 2007, we launched a profit improvement and cost reduction initiative called “Performance Plus.” As part of this program we identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. We estimate that the total costs of these actions will be $325 million, of which $280 million are estimated to be cash costs. We expect to incur these costs over the next several years. We recorded restructuring costs of $10 million in LVS during the first three months of fiscal year 2008 related to these actions, primarily related to employee severance costs.

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

Cash used for operating activities for the three months ended December 31, 2007 was $271 million, compared to cash used for operating activities of $33 million in the same period last year. The decrease in cash flow is primarily attributable to higher working capital levels. Working capital levels reflect a decrease in accounts payable balances at December 31, 2007 and growth in our operations outside North America.

MARKET OUTLOOK

We anticipate North American heavy-duty truck production in fiscal year 2008 at an estimated 235,000 to 255,000 units. In Western Europe, we expect production of heavy- and medium-duty trucks to be near-record levels of approximately 540,000 to 550,000 units. Our most recent outlook shows North American and Western European light vehicle sales during fiscal year 2008 to be approximately 15.5 million and 17.1 million units, respectively.

COMPANY OUTLOOK

We believe that the cyclical downturn of the Class 8 truck market and continued production cuts in our North American markets will continue to pose short term challenges to our 2008 results. In addition, near-record levels of heavy- and medium-duty truck production in Western Europe will continue to constrain capacity and impact our operations in fiscal year 2008. Cash flow has been and is expected to be in the near term, affected by increased working capital requirements driven by higher sales volumes in Europe and Asia-Pacific. However, we believe that our strategic direction, diversified customer base and global footprint should allow us to weather these short term challenges while continuing to focus on product strategies and long term growth initiatives. Although

ARVINMERITOR, INC.

the price of steel continued to challenge our industry during fiscal year 2007, the sale of our ET business substantially reduced our exposure to this risk.

In addition, our business continues to address a number of challenging industry-wide issues including:

•	Excess capacity;
•	Record heavy truck volumes and associated supply constraints in European markets;
•	Weakened financial strength of some of the original equipment (OE) manufacturers and some suppliers;
•	Reduced production volumes and changes in product mix in North America;
•	Higher energy and transportation costs;
•	OE pricing pressures;
•	Higher costs for other raw materials;
•	Pension and retiree medical health care costs; and
•	Currency exchange rate volatility.

Significant factors that could affect our results in fiscal year 2008 include:

•	Higher than planned price reductions to our customers;
•	Additional restructuring actions and the timing and recognition of restructuring charges;
•	The financial strength of our suppliers and customers, including potential bankruptcies;
•	Any unplanned extended shutdowns or production interruptions;
•	Our ability to implement planned productivity and cost reduction initiatives;
•	The impact of any acquisitions or divestitures;
•	Significant awards or losses of existing contracts;
•	The ultimate outcome of the three class action lawsuits concerning our retiree medical plans;
•	The impact of currency fluctuations on sales and operating income;
•	The emergence from bankruptcy of certain competitors;
•	Higher than planned warranty expenses;
•	Our ability to continue to access our bank revolving credit facilities and capital markets;
•	A significant deterioration or slow down in economic activity in the key markets we operate;
•	Timing of the recovery of the Class 8 downturn in North America;
•	Lower volume of orders from key customers;
•	Ability to implement enterprise resource planning systems at our locations successfully;
•	Our ability to recover steel price increases from our customers;
•	The impact of any new accounting rules; and
•	Recoverability and valuation of deferred tax assets.

NON-GAAP MEASURES

In addition to the results reported in accordance with accounting principles generally accepted in the United States (GAAP), we have provided information regarding “segment EBITDA”. Segment EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization and loss on sale of receivables. We use segment EBITDA as the primary basis to evaluate the performance of each of our reportable segments. For a reconciliation of segment EBITDA to income (loss) from continuing operations see “Results of Operations” below.

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

ARVINMERITOR, INC.

 RESULTS OF OPERATIONS

The following is a summary of the financial results (in millions, except per share amounts):

	Three Months Ended
	December 31,
	2007	2006
Sales:
Commercial Vehicle Systems	$1,080	$1,046
Light Vehicle Systems	583	522
SALES	$1,663	$1,568
Segment EBITDA:
Commercial Vehicle Systems	$71	$63
Light Vehicle Systems	2	14
SEGMENT EBITDA	73	77
Unallocated legacy and corporate costs	(1)	—
ET corporate allocations (1)	—	(7)
Loss on sale of receivables	(4)	(2)
Depreciation and amortization	(32)	(30)
Interest expense, net	(27)	(27)
Provision for income taxes	(10)	(1)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(1)	10
LOSS FROM DISCONTINUED OPERATIONS	(11)	(3)
NET INCOME (LOSS)	$(12)	$7

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.01)	$0.14
Discontinued operations	(0.16)	(0.04)
Diluted earnings (loss) per share	$(0.17)	$0.10

DILUTED AVERAGE COMMON SHARES OUTSTANDING	71.9	70.5

(1) As a result of the sale of ET, certain corporate costs previously allocated to ET’s segment results are reported in continuing operations. These costs were not allocated to the company’s two business segments and were included in “ET corporate allocations” in the above segment information.

ARVINMERITOR, INC.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Sales

The following table reflects total company and geographical business segment sales for the three months ended December 31, 2007 and 2006. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	December 31,		Dollar	%		Volume
	2007	2006	Change	Change	Currency	/ Other
CVS:
North America	$461	$638	$(177)	(28)%	$2	$(179)
Europe	409	279	130	47%	48	82
Asia and other	210	129	81	63%	19	62
Total	1,080	1,046	34	3%	69	(35)
LVS:
North America	$203	$216	$(13)	(6)%	$4	$(17)
Europe	255	220	35	16%	22	13
Asia and other	125	86	39	45%	8	31
Total	583	522	61	12%	34	27
TOTAL SALES	$1,663	$1,568	$95	6%	$103	$(8)

Commercial Vehicle Systems (CVS) sales were $1,080 million, up $34 million, or 3 percent, from the first quarter of fiscal year 2007. The increase in sales was primarily attributable to foreign currency translation, which increased sales by $69 million. The decrease in North American sales is primarily due to the downturn in Class 8 commercial vehicle truck markets due to new emissions standards adopted in 2007. Compared to the first quarter of fiscal year 2007, production volumes in North America for Class 8 trucks decreased 52 percent. Continuing sales strength in Europe, South America and Asia Pacific reflect strong heavy and medium duty truck volumes in these regions. Western European truck volumes increased 8 percent versus the prior year and South America truck volumes increased 20 percent. These markets are expected to maintain such trends in the near term.

Light Vehicle Systems (LVS) sales were $583 million for the three months ended December 31, 2007, up $61 million, or 12 percent, from a year ago, primarily due the to effect of foreign currency translation, which increased sales by $34 million and increased volumes in our European and South American businesses.

Segment EBITDA and Segment EBITDA Margins

The following table reflects Segment EBITDA and EBITDA margins for the three months ended December 31, 2007 and 2006 (in millions).

	Segment EBITDA				Segment EBITDA Margin
	December 31,		Dollar	%	December 31,
	2007	2006	Change	Change	2007	2006	Change
CVS	$71	$63	$8	13%	6.6%	6.0%	0.6	pts
LVS	2	14	(12)	(86)%	0.3%	2.7%	(2.4)	Pts
Segment EBITDA	$73	$77	$(4)	(5)%	4.4%	4.9%	(0.5)	pts

ARVINMERITOR, INC.

Significant items impacting year over year segment EBITDA include the following:

	CVS	LVS	TOTAL
EBITDA – Three months ended December 31, 2006	$63	$14	$77
Restructuring costs	—	(10)	(10)
Charge for contingency reserve	—	(9)	(9)
Impact of change in employee vacation policy	10	3	13
Gain on divestitures	(2)	—	(2)
Volume, performance and other	—	4	4
EBITDA – Three months ended December 31, 2007	$71	$2	$73

CVS EBITDA was $71 million, up $8 million compared to the same period last year. Segment EBITDA margin increased to 6.6 percent from 6.0 percent a year ago. The impact of the downturn in the North American heavy-duty Class 8 truck market was offset by strong volumes in the Western European and Asia Pacific heavy and medium duty markets and improved performance in our European axle business. In the prior year’s first fiscal quarter, production interruptions and higher costs at a European axle facility related to the simultaneous launch of a new axle product line and the implementation of a new ERP system unfavorably impacted EBITDA by $13 million.

LVS EBITDA was $2 million in the first three months of fiscal year 2008, compared to segment EBITDA of $14 million in the same period last year. Favorable product sales mix and cost savings from productivity programs and prior restructuring actions was more than offset by a $9 million charge related to recording an additional contingency reserve for a legal and commercial dispute with a customer. In addition, LVS recorded restructuring costs of $10 million in the first quarter of fiscal year 2008.

Other Income Statement Items

Selling, general and administrative expenses were $92 million and as a percentage of sales were 5.5 percent in the first quarter of fiscal year 2008, up from $73 million and 4.7 percent a year ago. The effect of foreign currency translation increased selling, general and administrative expenses by approximately $4 million in the quarter ended December 31, 2007. Also impacting selling, general and administrative expenses in the first quarter of fiscal year 2008 were losses on the sale of receivables related to our off-balance sheet securitization and factoring programs of $4 million compared to $2 million in the prior year. Reductions in our incentive compensation accruals due to changes in estimates were greater in the prior year’s first fiscal quarter than in first quarter of fiscal year 2008.

Operating income for the three months ended December 31, 2007 was $28 million, a decrease of $5 million compared to the three months ended December 31, 2006. Operating margin was 1.7 percent, down from 2.1 percent. Operating income in the first three months of fiscal year 2008 was unfavorably impacted by a $10 million increase in restructuring expense applicable to the Performance Plus initiative.

Equity in earnings of affiliates was $11 million for the three months ended December 31, 2007, compared to $7 million in the three months ended December 31, 2006. The increase was primarily attributable to improved earnings in our South American commercial vehicle affiliates.

Interest expense, net was $27 million for the three months ended December 31, 2007 and 2006. In the first quarter of fiscal year 2008, we recognized a $3 million loss on debt extinguishment associated with the write-off of debt issuance costs related to the amendment of our revolving credit facility. This charge was offset by the impact of lower fixed interest rates on our fixed rate debt.

The provision for income taxes was $10 million for the three months ended December 31, 2007, compared to $1 million in the same period last year. In the first quarter of fiscal year 2008, the company recorded approximately $6 million of unfavorable tax items discrete to the quarter. These discrete items primarily related to the resolution of a tax matter that arose just prior to the ArvinMeritor merger in fiscal year 2000. In the prior year’s first fiscal quarter, the effective tax rate was favorably impacted by certain items discrete to the quarter, including recording the benefits of research and development credits which were extended by legislation during the quarter.

Loss from continuing operations for the first quarter of fiscal year 2008 was $1 million, or $(0.01) per diluted share, compared to income of $10 million, or $0.14 per diluted share, in the prior year.

Loss from discontinued operations was $11 million for the three months ended December 31, 2007 compared to a loss from discontinued operations of $3 million a year ago. In the first quarter of fiscal year 2008, we recognized approximately $9 million of additional expenses related to the sale of the ET business. These costs are primarily related to revised estimates for certain pre-sale liabilities retained by the company.

ARVINMERITOR, INC.

Net loss for the first quarter of fiscal year 2008 was $12 million, or $0.17 per diluted share, compared to net income of $7 million, or $0.10 per diluted share, in the prior year.

FINANCIAL CONDITION

Cash Flows (in millions)

	Three Months Ended
	December 30,
	2007	2006
OPERATING CASH FLOWS
Income (loss) from continuing operations	$(1)	$10
Depreciation and amortization	32	30
Gain on divestitures	—	(2)
Restructuring costs, net of payments	—	(8)
Pension and retiree medical expense	26	33
Pension and retiree medical contributions	(22)	(39)
Changes in assets and liabilities	(413)	(31)
Changes in sale of receivables	115	3
Other	(4)	—
Cash flows used for continuing operations	(267)	(4)
Cash flows used by discontinued operations	(4)	(29)
CASH USED FOR OPERATING ACTIVITIES	$(271)	$(33)

Cash used for operating activities was $271 million in the first three months of fiscal year 2008, compared to $33 million in the prior year. The decrease in cash flow is primarily attributable to an increase in working capital levels, partially offset by an increase in the sale of receivables. Working capital levels reflect a decrease in accounts payable balances at December 31, 2007 and growth in our operations outside North America. The lower accounts payables balance was due to paying at a more expeditious rate than previous practice. We intend to work with our suppliers towards reaching payment term practices that meet supplier needs as well as creating less volatility in the company’s working capital needs going forward.

	Three Months Ended
	December 31,
	2007	2006
INVESTING CASH FLOWS
Capital expenditures	$(34)	$(20)
Acquisitions of businesses and investments, net of cash acquired	(43)	(2)
Proceeds from disposition of property and businesses	8	5
Proceeds from marketable securities	—	5
Net investing cash flows provided by (used for) discontinued operations	23	(14)
CASH USED FOR INVESTING ACTIVITIES	$(46)	$(26)

 Cash used for investing activities was $46 million in the first three months of fiscal year 2008, compared to $26 million in the first three months of fiscal year 2007. We used $43 million of cash in the first quarter of fiscal year 2008 to fund the acquisition of Mascot Truck Parts Ltd and fund the deferred purchase obligation with AB Volvo. In addition, capital expenditures increased to $34 million compared to $20 million in the same period last year. The increase in capital expenditures reflects increased investments in certain regions to address overall capacity constraints impacting our businesses.

Discontinued operations provided $23 million during the first quarter of fiscal year 2008, primarily related to the receipt of sale proceeds from escrow in connection with the delayed legal closings of certain ET businesses. Discontinued operations used cash for investing activities of $14 million in the first three months of fiscal year 2007, primarily for capital expenditures.

ARVINMERITOR, INC.

	Three Months Ended
	December 31,
	2007	2006
FINANCING CASH FLOWS
Borrowings on revolving credit facility	$4	$—
Borrowings on accounts receivable securitization program	70	80
Borrowings on lines of credit and other, net	7	1
Net change in debt	81	81
Debt issuance and extinguishment costs	(6)	—
Cash dividends	(7)	(7)
CASH PROVIDED BY FINANCING ACTIVITIES	$68	$74

 Cash provided by financing activities was $68 million in the first three months of fiscal year 2008, compared to $74 million in the first three months of fiscal year 2007. We paid $6 million of debt issuance and extinguishment costs associated with the amendments to our revolving credit facility in the first quarter of fiscal year 2008.

 Capitalization (in millions)

	December 31,	September 30,
	2007	2007

Short term debt and current maturities	$95	$18
Long term debt	1,141	1,130
Total debt	1,236	1,148
Minority interests	68	65
Shareowners’ equity	544	543
Total capitalization	$1,848	$1,756
Ratio of debt to capitalization	67%	65%

Liquidity

Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	December 31,	September 30,
	2007	2007

Fixed-rate debt securities	$615	$615
Fixed-rate convertible notes	500	500
Revolving credit facility	4	—
U.S. accounts receivable securitization	70	—
Lines of credit and other	47	33
Total debt	$1,236	$1,148

Overview and Recent Transactions – Our principal capital requirements are for working capital needs, capital expenditure requirements, debt service requirements and funding of restructuring and development programs. We expect to fund our capital needs with cash flows from operations, including cash from the sale of receivables under our various off-balance sheet securitization and factoring arrangements discussed below. To the extent that short term liquidity needs exceed cash from operations, we will utilize availability under our revolving credit facility and U.S. accounts receivable securitization program, both discussed below, to satisfy those needs. In the first quarter of fiscal year 2008, our primary source of liquidity was cash on hand, proceeds from divestitures and the sale of receivables.

We believe that our current financing arrangements provide us with sufficient financial flexibility to fund our ongoing operations, debt service requirements and planned investments through the expiration of our revolving credit facility in June 2011. Subsequent to June 2011, we will require new or renegotiated liquidity sources. Our ability to access additional capital in the long-

ARVINMERITOR, INC.

term will depend on availability of capital markets and pricing on commercially reasonable terms, as well as our credit profile at the time we are seeking funds. Our cash and liquidity needs are impacted by various factors, including the level, variability and timing of our customer’s worldwide vehicle production and other factors outside of our control. We continuously evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire or redeem outstanding indebtedness or enter into new lending arrangements if conditions warrant.

Revolving Credit Facility - We have a $700 million, revolving secured credit facility that matures in June 2011. The amount of availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. The $700 million revolving credit facility includes $150 million of availability for the issuance of letters of credit. At December 31, and September 30, 2007 approximately $26 million and $30 million of letters of credit, respectively, were issued. We had an additional $11 million outstanding at December 31, 2007 and at September 30, 2007 on letters of credit available through other facilities.

In October and December 2007, the company amended its revolving credit facility. Under the terms of the December amendment, the borrowing capacity of the revolving credit facility was reduced to $700 million from $900 million. The amended revolving credit facility replaced the existing financial covenants with new financial covenants based on (i) the ratio of the company’s senior secured indebtedness to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total senior secured-debt-to-EBITDA ratio, as defined in the agreement, no greater than 2.50x on the last day of any fiscal quarter through and including the fiscal quarter ending March 31, 2009 and (ii) 2.00 to 1.00 on the last day of any fiscal quarter thereafter. Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility.

Borrowings under the amended revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At December 31, 2007, the margin over the LIBOR rate was 225 basis points, and the commitment fee was 50 basis points.

Accounts Receivable Securitization and Factoring – In March 2006, we entered into a European arrangement to sell trade receivables through one of our European subsidiaries. Under the new arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized, net of retained interests, €100 million ($146 million) and €73 million ($104 million) of this accounts receivable securitization facility as of December 31 and September 30, 2007, respectively. In November 2007 the company entered into another European arrangement to sell trade receivables. Under this arrangement the company can sell up to €85 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the company’s consolidated balance sheet. The company had utilized €35 million ($51 million) of this accounts receivable securitization program as of December 31, 2007. The company has no retained interest in these trade receivables.

We also participate in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $175 million program, which was established in September 2005 and amended in fiscal years 2006 and 2007, we sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At December 31, 2007 the company had utilized $70 million of this accounts receivable securitization facility. As of September 30, 2007, no amounts were outstanding under this program. Borrowings under this arrangement are collateralized by approximately $237 million of receivables held at ARC at December 31, 2007. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At December 31, 2007, we were in compliance with all covenants.

In addition, several of our subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Total availability under these arrangements is approximately $268 million. The amount of factored receivables was $203 million and $181 million at December 31 and September 30, 2007, respectively. There can be no assurance that these factoring arrangements will be used or available to us in the future.

Other Debt Securities - We have $150 million of debt securities remaining unissued under a shelf registration filed with the SEC in April 2001.

Credit Ratings – On January 29, 2008, Fitch downgraded our corporate rating to B from B+. Our corporate credit rating at Moody’s Investors Service was lowered on October 4, 2007, to B1 from Ba3, and Standard & Poor’s lowered our corporate credit rating to B+ from BB-.

Off-Balance Sheet Arrangements

Guarantees - In December 2005, we guaranteed a third party’s obligation to reimburse another party (the other party) for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-

ARVINMERITOR, INC.

owned subsidiary of the company prior to its being acquired by the company. To date, the third party has met its obligations to reimburse the other party. The APBO (defined below) associated with these retiree medical benefits is considered the maximum potential exposure under this guarantee, and is estimated to be approximately $25 million. No amount has been recorded for this guarantee based on the probability of our having to perform under the guarantee. Due to the nature of this guarantee, it is difficult to estimate its approximate term.

In addition to these guarantees, we have other off-balance sheet arrangements, primarily related to our European accounts receivable securitization program and letters of credit under our senior secured credit facilities. See “Accounts Receivable Securitization and Factoring.”

Contingencies

Contingencies related to environmental, asbestos and other matters are discussed in Note 18 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

Accounting standards implemented in fiscal year 2008:

In June 2006, the Financial Accounting Standards Board (FASB) Issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statement to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. During the first quarter of fiscal year 2008, we adopted FIN 48 and recognized a $5 million decrease to retained earnings in the consolidated balance sheet as of October 1, 2007 as the cumulative effect of a change in accounting principle.

New accounting pronouncements to be implemented are discussed in Note 3 of the Notes to Consolidated Financial Statements.

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

ARVINMERITOR, INC.

We use sensitivity analyses to measure the potential loss or gain in the fair value of financial instruments with exposure to market risk. The model assumes a 10% shock in exchange rates; and instantaneous, parallel shifts of 50 basis points in interest rates.

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Favorable / (Unfavorable) Impact on
Market Risk
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$2.5	$(2.5)	Fair Value
Foreign currency denominated debt	2.3	(2.3)	Fair Value
Forward contracts in EUR(1)	(57.2)	57.2	Fair Value

Interest Rate Sensitivity:	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Favorable / (Unfavorable) Impact on
Debt - fixed rate	$(33.6)	$35.8	Fair Value
Debt - variable rate(2)	(2.4)	2.4	Cash Flow
Interest rate swaps (pay variable, receive fixed)	(9.9)	10.2	Fair Value

(1)

Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)	Includes domestic and foreign debt.

At December 31, 2007, a 10% decrease in quoted currency exchange rates would result in potential losses of approximately $2.5 million and $2.3 million in Forward Contracts in USD and Foreign Currency Denominated Debt, respectively; and a potential gain of approximately $57.2 million in Forward Contracts in EUR.

At December 31, 2007, the fair value of debt outstanding was approximately $1,032 million. A 50 basis points decrease in quoted interest rates would result in favorable impacts of $35.8 million, $2.4 million and $10.2 million in Debt-Fixed Rate, Debt-Variable Rate and Interest Rate Swaps on our debt, respectively.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of Charles G. McClure, Jr., Chairman of the Board, Chief Executive Officer and President, and James D. Donlon, III, Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the company files or submits under the Securities Exchange Act is accumulated and submitted to the company’s management as appropriate to allow timely decisions regarding disclosure.

There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect the company’s internal control over financial reporting.

In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

ARVINMERITOR, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth in this Quarterly Report under Note 18 “Contingencies”, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Item 1A. Risk Factors

There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Item 5. Other Information

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market cycles and conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); availability and cost of raw materials, including steel; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of the company’s suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations and the ability to achieve the expected benefits of restructuring actions; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; competitive product and pricing pressures; the amount of the company’s debt; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; product liability and warranty and recall claims; rising costs of pension and other post-retirement benefits and possible changes in pension and other accounting rules; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

ARVINMERITOR, INC.

Item 6. Exhibits.

10

Amendment No. 4 to Credit Agreement, dated as of December 10, 2007, among ArvinMeritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K filed on December 11, 2007 is incorporated herein by reference.

10-a

Description of Performance Goals Established in connection with 2008-2010 Cash Performance Plan under the 2007 Long Term Incentive Plan, filed as Exhibit 10a to the Current Report on Form 8-K filed on December 19, 2007 is incorporated herein by reference.

10-b

Description of Annual Incentive Goals Established for Fiscal year 2008 under the Incentive Compensation Plan, filed as Exhibit 10b to the Current Report on Form 8-K filed on December 19, 2007 is incorporated herein by reference.

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

ARVINMERITOR, INC.

Date: January 29, 2008	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: January 29, 2008	By:	/s/	J.A. Craig
J.A. Craig
Senior Vice President and Controller
(Chief Accounting Officer)