Form 10-K/A
period 2007-09-30
ARVINMERITOR INC
filed 2008-03-31
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment no. 2)

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
          Yes ☒ No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
          Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

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

73,680,018 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant held on January 25, 2008 is incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

EXPLANATORY NOTE - AMENDMENT

          ArvinMeritor, Inc. (the “company” or “ArvinMeritor) is filing this Form 10-K/A to include in its Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, financial statements and related notes of Automotive Axles Limited (“AAL”), an unconsolidated joint venture in which the company owns a 35.52% interest.

          Rule 3-09 of Regulation S-X provides that if a 50% or less owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50% or less owned person shall be filed. AAL did meet such test as of and for the year ended October 2, 2005 and the company has included in this Form 10-K/A the required audited financial statements for those periods. However, as AAL did not meet the significance test as of and for the years ended September 30, 2007 and October 1, 2006, ArvinMeritor is only required to file unaudited financial statements for that period. ArvinMeritor has included in this Form 10-K/A AAL’s unaudited financial statements for the years ended September 30, 2007 and October 1, 2006. Item 15 is the only portion of the Annual Report being supplemented or amended by this Form 10-K/A.

AAL’s financial statements are prepared in accordance with accounting principles generally accepted in India, a basis of accounting other than U.S. GAAP. Since AAL did not meet a 30% significance test set forth in Rule 3-09, the financial statements include a narrative description of differences between these two bases of accounting.

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

ArvinMeritor

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

          Consolidated Statement of Operations, years ended September 30, 2007, 2006 and 2005.

          Consolidated Balance Sheet, September 30, 2007 and 2006.

          Consolidated Statement of Cash Flows, years ended September 30, 2007, 2006 and 2005.

          Consolidated Statement of Shareowners’ Equity, years ended September 30, 2007, 2006 and 2005.

          Notes to Consolidated Financial Statements.

          Report of Independent Registered Public Accounting Firm.

Meritor WABCO

The following financial statements and related notes of Meritor WABCO Vehicle Control Systems were filed as part of Amendment No. 1 on Form 10-K/A filed with the SEC on December 20, 2007:

          Financial Statements as of and for the Year Ended September 30, 2007 (Unaudited).

          Financial Statements as of and for the Year Ended September 30, 2006 and 2005, and Independent Auditors’ Report.

Automotive Axles Limited

The following financial statements and related notes of Automotive Axles Limited are included in this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Financial Statements as of and for the Years Ended September 30, 2007 and 2006 (Unaudited)

Financial Statements as of and for the Year Ended September 30, 2005 and Independent

Auditors’Report

Automotive Axles Limited

Financial Statements as of and for the
Years Ended September 30, 2007 and 2006
(Unaudited)

AUTOMOTIVE AXLES LIMITED
BALANCE SHEETS AS AT 30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

	Schedule No.	2007	2006

SOURCES OF FUNDS
1. Shareholders’ Funds
a) Share capital	1	151,119,750	151,119,750
b) Reserves & surplus	2	1,104,850,371	800,324,824

		1,255,970,121	951,444,574

2. Loan Funds
a) Secured loans	3	841,808,890	371,671,482
b) Unsecured loans	4	177,345,781	174,654,274

		1,019,154,671	546,325,756

3. Deferred tax liability (net)		129,600,000	99,619,000

TOTAL		2,404,724,792	1,597,389,330

APPLICATION OF FUNDS
1. Fixed Assets	5
a) Gross block		2,331,610,966	1,947,553,469
b) Less: Depreciation		959,871,355	797,221,438

c) Net block		1,371,739,611	1,150,332,031
d) Capital work-in-progress - at cost		143,806,048	91,749,688

		1,515,545,659	1,242,081,719

2. Current Assets, Loans & Advances
a) Current assets:
Inventories	6	760,251,829	580,747,616
Sundry debtors	7	912,582,196	368,201,481
Cash and bank	8	114,902,515	25,313,956
b) Loans & advances	9	215,718,000	121,635,895

		2,003,454,540	1,095,898,948

Less: Current Liabilities & Provisions
a) Current liabilities	10	969,420,125	600,233,636
b) Provisions	11	144,855,282	140,357,701

		1,114,275,407	740,591,337

Net Current Assets		889,179,133	355,307,611

TOTAL		2,404,724,792	1,597,389,330

Significant Accounting Policies and Notes to ‘Balance Sheet & Profit & Loss Account	18

AUTOMOTIVE AXLES LIMITED
PROFIT AND LOSS ACCOUNTS FOR THE YEARS ENDED 30TH SEPTEMBER
2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

	Schedule No.	2007	2006

INCOME
Sales - Gross		6,944,474,039	5,242,043,571
Less: Excise duty		872,525,355	661,685,805

		6,071,948,684	4,580,357,766

Other income:
- Operational	12	44,667,209	37,187,229
- Others	13	57,901,221	5,060,639

		6,174,517,114	4,622,605,634

EXPENDITURE
Raw materials consumed	14	4,232,175,644	3,109,270,833
Increase in stock of finished goods and work-in-process	15	(54,530,677)	(49,147,760)
Manufacturing, administration & selling expenses	16	931,756,664	720,906,876
Interest	17	75,206,409	56,322,214
Depreciation		170,903,724	136,906,784

		5,355,511,764	3,974,258,947

Profit before tax		819,005,350	648,346,687

Provision for taxation:
- Current tax
for current year		245,700,000	194,855,000
for earlier years		—	(5,699,164)
- Deferred tax		35,432,440	23,399,000
- Fringe benefit tax		1,600,000	2,300,000

Profit after tax		536,272,910	433,491,851

Add: Balance brought forward from previous year		518,417,398	352,334,134

Profit available for appropriation		1,054,690,308	785,825,985

APPROPRIATIONS
Proposed dividend		98,227,838	113,339,813
Interim dividend		90,671,850	83,115,863
Tax on dividend		32,103,510	27,552,910
Transfer to general reserve		53,700,000	43,400,000

Surplus carried to Balance Sheet		779,987,110	518,417,399

No. of equity shares		15,111,975	15,111,975
Basic and diluted earnings per equity share (face value of Rs. 10 per share) (Rs.)		35.49	28.69

Significant Accounting Policies and Notes to Balance Sheet & Profit & Loss Account	18

AUTOMOTIVE AXLES LIMITED
CASH FLOW STATEMENTS FOR THE YEARS ENDED 30TH SEPTEMBER
2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

			2007	2006

I) Cash Flow From Operating Activities

A)	Net Profit before Tax and Extraordinary Items		819,005,350	648,346,687

B)	Adjustments
	Add:
	Depreciation	170,903,724
	Interest expense	75,206,409	246,110,133	193,228,998

			1,065,115,483	841,575,685
	Less:
	Unrealized exchange gain	42,780,129		(8,761,828)
	Profit on sale of asset (net)	86,761		974,181
	Interest Income	7,934,419	50,801,309	1,387,138

	Operating Profit Before Working Capital Changes		1,014,314,174	847,976,194

C)	Adjustments for
	Inventory	(179,504,213)
	Sundry debtors	(544,380,715)
	Loans & advances	(60,446,982)
	Current liabilities & provisions	371,048,273	(413,283,637)	233,781,257

D)	Cash Generated From Operations		601,030,537	1,081,757,451

	Advance tax (net of refunds)		(281,640,133)	(223,831,284)

E)	Net Cash From Operating Activities		319,390,404	857,926,167

II) Cash Flow From Investing Activities

	Purchase of fixed assets (net of exchange fluctuation capitalized & assets acquired on finance lease & including capital work-in-progress)		(444,608,335)	(540,980,634)
	Sale of assets		327,432	3,938,361
	Interest income		7,934,419	1,387,138

	Net Cash Used in Investing Activities		(436,346,484)	(535,655,135)

III) Cash Flow From Financing Activities

A)	Inflows:
	Proceeds from long term borrowings		489,590,597	240,396,679
	Proceeds from short term borrowings		650,378,812	443,773,459

			1,139,969,409	684,170,138

B)	Outflows
	Repayment of long term borrowings		(235,713,196)	(118,452,000)
	Repayment of short term borrowings		(389,705,132)	(639,932,854)
	Dividend & tax on dividend		(234,870,437)	(223,379,340)
	Interest paid		(73,136,005)	(50,923,238)

			(933,424,770)	(1,032,687,432)

	Net Cash Used in Financing activities		206,544,639	(348,517,294)

	NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		89,588,559	(26,246,262)

	CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		25,313,956	51,560,218

	CASH AND CASH EQUIVALENTS AT END OF PERIOD		114,902,515	25,313,956

Notes:

1.	The above cash flow statement has been prepared under the “Indirect Method” as set out in the Accounting Standard 3 Cash Flow Statement issued by the Institute of Chartered Accountants of India.

2.	Cash and cash equivalents at the end of the year include balances with scheduled banks in unpaid dividend accounts of Rs.3,404,070 (previous year Rs.2,957,444).

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

		2007	2006

SCHEDULE - 1

SHARE CAPITAL

Authorized:

23,000,000 Equity shares of Rs.10 each		230,000,000	230,000,000
2,000,000 Preference shares of Rs.10 each		20,000,000	20,000,000

		250,000,000	250,000,000

Issued, Subscribed & Paid up:
15,111,975 Equity shares of Rs.10 each fully paid up		151,119,750	151,119,750

SCHEDULE - 2

RESERVES & SURPLUS

Share premium as per last Balance Sheet		115,588,500	115,588,500

General reserve:
As per last Balance Sheet	166,318,925		122,918,925
Add: Transfer from P&L Account	53,700,000	220,018,925	43,400,000

Less: Transitional liability in gratuity	(16,195,604)

Deferred tax asset on the above	5,451,440	(10,744,164)	—

Balance as on 30th September, 2007		209,274,761	166,318,925

Surplus in Profit & Loss Account		779,987,110	518,417,399

TOTAL		1,104,850,371	800,324,824

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

	2007	2006

SCHEDULE - 3

SECURED LOANS
From Financial Institutions:
- Finance lease obligations (include amounts due within one year Rs. 1,200,053, previous year Rs. 901,533)	2,085,580	2,137,950

From Banks:
- Foreign currency term loans (include amounts due within one year Rs.73,652,500, previous year Rs. 46,020,000)	159,040,000	230,100,000

- Rupee term loans (include amounts due within one year Rs. 99,375,000, previous year Rs. 27,043,475)	388,750,000	108,173,902

- Working capital borrowings	291,933,310	31,259,630

	839,723,310	369,533,532

TOTAL	841,808,890	371,671,482

Notes:

1.	Foreign currency term loan of Rs. 159,040,000 (previous year Rs. 230,100,000) is secured by first charge on the entire plant & machinery of the Company.

2.	Rupee term loan of Rs. 388,750,000 (previous year Rs.108,173,902) is secured by a first pari-passu charge by hypothecation of the plant and machinery of the Company.

3.

Working capital borrowings include: Working capital facilities from banks and financial institutions of Rs.291,933,310 (previous year Rs. 31,25,960) secured by a first charge ranking pari-passu inter-se, by way of hypothecation of current assets.

4.	Finance lease obligations are secured by assets purchased under the respective agreements.

SCHEDULE - 4

UNSECURED LOANS

From Bank:
Foreign currency term loans (include amounts due within one year Rs. 33,369,661, previous year Rs. 24,036,314)	157,613,486	132,212,946

From the Govt. of Karnataka:
- Development loan - interest free (includes amount due within one year of Rs. 37,033 in 2006)	—	37,033

- Sales tax loan - interest free (includes amounts due within one year Rs. 19,472,000, previous year Rs. 22,672,000	19,732,295	42,404,295

TOTAL	177,345,781	174,654,274

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE - 5

FIXED ASSETS

	GROSS BLOCK AT COST				DEPRECIATION				NET BLOCK

DESCRIPTION	Balance at 1st October 2006	Additions/ adjustments during the year	Disposals/ adjustments during the year	Balance at 30th September 2007	Up to 30th September 2006	For the year	Adjustments during the year	Balance at 30th September 2007	At 30th September 2007	At 30th September 2006

Land - Freehold	3,832,366	—	—	3,832,366	—	—	—	—	3,832,366	3,832,366

Building	136,013,378	54,629,394	—	190,642,772	33,702,592	6,054,141	—	39,756,733	150,886,039	102,310,786

Plant & machinery	1,766,461,599	328,494,676	6,705,931	2,088,250,344	738,514,657	159,369,335	6,664,565	891,219,427	1,197,030,917	1,027,946,942

Furniture & office equipment	36,049,246	8,418,872	1,519,111	42,949,007	22,636,207	4,679,961	1,392,284	25,923,884	17,025,123	13,413,039

Vehicles (b)	5,168,384	1,009,034	269,437	5,907,981	2,339,487	800,287	196,958	2,942,816	2,965,165	2,828,897

Assets held for disposal	28,496	—	—	28,496	28,495	—	—	28,495	1	1

Total	1,947,553,469	392,551,976	8,494,479	2,331,610,966	797,221,438	170,903,724	8,253,807	959,871,355	1,371,739,611	1,150,332,031

Capital work in progress (a)									143,806,048	91,749,688

Total									1,515,545,659	1,242,081,719

Previous Year	1,482,359,137	567,951,878	102,757,546	1,947,553,469	760,108,020	136,906,784	99,793,366	797,221,438	1,242,081,719

(a)	Capital work in progress includes capital advances Rs. 54,682,938 (previous year Rs. 56,961,264).

(b)	Vehicles include Rs. 5,204,231 (previous year Rs. 4,459,711) purchased under finance lease arrangements.

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

	2007	2006

SCHEDULE - 6

CURRENT ASSETS
Inventories (at the lower of cost and net realisable value)

Raw materials & components	453,435,105	349,727,928
Work-in-process	206,505,966	155,078,434
Finished goods	23,576,756	20,643,242
Stores & spares	76,734,002	55,298,012

	760,251,829	580,747,616

SCHEDULE - 7

SUNDRY DEBTORS
(Unsecured, considered good)

Over Six months	1,162,706	316,621
Others	911,419,490	367,884,860

	912,582,196	368,201,481

Include amounts due from Meritor HVS (India) Ltd., a company under the same management.	728,846,284	286,160,896

SCHEDULE - 8

CASH AND BANK BALANCES

Cash on hand	73,613	44,720
Checks on hand	—	6,757,978
Bank balances with scheduled banks in current accounts	114,828,902	18,511,258

	114,902,515	25,313,956

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

		2007		2006

SCHEDULE - 9

LOANS & ADVANCES (considered good)
Advances recoverable in cash or in kind or for value to be received		165,801,642		106,019,939
Advance income tax	719,612,639		440,277,516
Less: Provision for income tax	(678,047,369)	41,565,270	(432,347,369)	7,930,147

Deposits with Govt. authorities		7,896,090		7,107,612
Balances with Customs & Central Excise Department		53,323		17,323
Deposits - others		401,675		560,875

TOTAL		215,718,000		121,635,895

Note:
1. Of the above:
- Secured		—		1,550,000
- Unsecured		215,718,000		120,085,895

		215,718,000		121,635,895

2. Advances recoverable includes amounts due from Meritor HVS (India) Ltd., a company under the same management		27,885		195,111

Maximum amount outstanding during the year		195,111		195,111

SCHEDULE - 10

CURRENT LIABILITIES
Sundry creditors
- Small scale undertakings		23,682,309		15,648,983
- Others		551,306,377		416,854,645
Other liabilities		120,670,872		46,706,604
Interest accrued but not due on loans		9,614,571		7,544,167
Unpaid dividend #		3,404,070		2,957,244
Bills payable		255,794,305		106,582,070
Advances From suppliers		4,947,621		3,939,923

TOTAL		969,420,125		600,233,636

# There is no amount due and outstanding as at the Balance Sheet date to be credited to the Investor Education and Protection Fund

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

		2007		2006

SCHEDULE - 11

PROVISIONS
Provision for employee benefits		19,166,965		6,251,008
Warranty		10,705,997		4,105,298
Provision for fringe benefit tax	4,568,141		2,968,141
Less: Advance fringe benefit tax	(4,507,479)	60,662	(2,202,469)	765,672

Proposed dividend		98,227,838		113,339,813
Tax on proposed dividend		16,693,820		15,895,910

TOTAL		144,855,282		140,357,701

SCHEDULE - 12

OPERATIONAL INCOME

Jobbing charges		9,304,531		16,677,313
Scrap sales		2,877,576		2,072,042
Others		32,485,102		18,437,874

TOTAL		44,667,209		37,187,229

SCHEDULE - 13

OTHER INCOME

Profit on sale of assets (net)		86,761		974,181
Interest (tax deducted at source Rs. 1,221,846, previous year Rs. 228,303)		7,934,419		1,387,138
Exchange gain		49,318,539		—
Miscellaneous income		561,502		2,699,320

TOTAL		57,901,221		5,060,639

SCHEDULE - 14

RAW MATERIALS CONSUMED

Opening stock		349,727,928		294,979,296
Add: Purchases	4,556,020,841
Less: Cash discount & scrap sales	220,138,020	4,335,882,821		3,164,019,465

		4,685,610,749		3,458,998,761
Less: Closing stock		453,435,105		349,727,928

TOTAL		4,232,175,644		3,109,270,833

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

	2007	2006

SCHEDULE - 15

INCREASE IN STOCK OF FINISHED GOODS & WORK-IN- PROCESS
Closing stock
- Finished goods	23,576,756	20,643,242
- Excise duty on finished goods	(2,918,158)	(3,087,789)
- Work-in-process	206,505,966	155,078,434

	227,164,564	172,633,887

Opening stock
- Finished goods	20,643,242	22,058,581
- Excise duty on finished goods	(3,087,789)	(2,876,528)
- Work-in-process	155,078,434	104,304,074

	172,633,887	123,486,127

TOTAL	(54,530,677)	(49,147,760)

SCHEDULE - 16

MANUFACTURING, ADMINISTRATION AND SELLING EXPENSES
Payments to and provision for employees:
-Salaries & wages	222,211,165	183,063,593
-Contribution to Provident Fund and other funds	19,388,572	21,728,627
-Welfare expenses	25,235,402	20,239,378

	266,835,139	225,031,598

Stores & spares consumed	159,792,701	124,342,119
Power & fuel	151,111,193	145,231,867
Rates & taxes	908,359	1,140,007
Travelling expenses	5,278,819	6,209,293
Repairs & maintenance
- Buildings	19,000	110,596
- Plant & machinery	57,639,651	33,949,261
- Others	4,230,806	3,423,964
Insurance charges	4,421,682	3,017,457
Postage, telephone & telegrams	1,766,882	1,449,753
Vehicle running expenses	1,230,746	1,182,252
Directors’ sitting fees	440,000	420,000
Legal and professional fees	11,562,917	11,182,272
Technical fees	10,626,919	—
Bank charges / commission	1,663,287	1,924,036
Outside processing charges	179,578,378	119,650,566
Lease rent	494,160	429,685
Exchange loss	—	14,726,742
Warranty	22,015,521	6,913,881
Export expenses	32,677,037	294,133
Miscellaneous expenses	19,463,467	20,277,394

TOTAL	931,756,664	720,906,876

SCHEDULE - 17

INTEREST
Interest on term loans	45,319,175	27,106,024
Interest on working capital borrowings	29,887,234	29,216,190

TOTAL	75,206,409	56,322,214

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS

1.	Significant Accounting Policies

	a)	Accounting Convention

The financial statements are prepared under the historical cost convention, on the accrual basis of accounting, to comply in all material respects with the mandatory accounting standards issued by the Institute of Chartered Accountants of India and requirements in the Indian Companies Act, 1956.

	b)	Use of Estimates

The preparation of financial statements in conformity with Indian GAAP requires that the management makes estimates & assumptions that affect the reported amount of assets & liabilities, disclosure of contingent liabilities as at the date of financial statements & reported amounts of revenue & expenses during the reported period. Actual results could differ from those estimates.

	c)	Fixed Assets and Depreciation

(i) Fixed Assets

Fixed assets are stated at cost (net of CENVAT) less accumulated depreciation. Cost includes all costs relating to the acquisition and installation of fixed assets including interest on borrowings for the project / fixed asset till the date of commercial production or the assets are put in use.

Expenditure on reconditioning of machinery is capitalised where such expenditure results in increase in the future benefits from the asset and / or results in an extension of the useful life of the asset based on technical assessment.

(ii) Depreciation

Depreciation on buildings and plant & machinery is provided under the “straight line method” and on other assets under the “reducing balance method” at the rates specified in Schedule XIV to the Companies Act, 1956 (the “Schedule”), based on technical estimates that indicate the useful lives would be comparable with or higher than those arrived at using these rates

In cases where the useful lives are estimated to be lower than those considered in determining the rates specified in the Schedule, depreciation is provided under the straight line method over the useful lives of the assets as follows:

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

Reconditioned machinery and related expenditure	As specifically estimated and currently ranging between 3 and 10 years

Tools, jig and fixtures and measuring gauges	2 to 5 years

Certain imported machinery	As per technical evaluation of their useful life and currently ranging between 4 to 15 years

In case of diminution in value of the asset due to technological reasons, the difference between written down value and estimated net realisable value of assets is provided as depreciation in the year in which it is ascertained.

d)	Inventories

Raw material, stores & spares, work-in process and finished goods are valued at the lower of cost and estimated realisable value. Cost of materials is determined on weighted average basis. In the case of work-in-process and finished goods, cost includes the cost of conversion. Closing stock of finished goods includes liability towards excise duty payable on clearance of goods. Imported materials in transit at the year-end are valued inclusive of customs duty.

e)	Foreign Currency Transactions

Monetary assets & liabilities denominated in foreign currency at the balance sheet date are translated into rupees at the exchange rate prevailing on that date. Gains or losses arising on settlement / restatement are charged to the Profit & Loss Account.

Premium in respect of forward contract is accounted over the period of the contract.

f)	Revenue Recognition

Sales: - Sales are recognised on dispatch and transfer of underlying risk & rewards as per contracted terms and are recorded at invoice value, net of sales taxes, but including excise duties.

Export incentives: Export incentives are accounted for on accrual basis at the time of export of goods if the entitlements can be estimated with reasonable accuracy and conditions precedent to claim are fulfilled.

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

g)	Research and Development

Revenue expenditure on research and development is charged to the Profit and Loss Account in the year of incurrence. However capital expenditure on research and development is treated in the same way as other fixed assets.

h)	Employee Benefits

	a)	Defined Contribution Plan

Company’s contributions paid / payable during the year to Provident Fund and Superannuation Fund are recognised in the Profit and Loss Account.

	b)	Defined Benefit Plan

Liabilities for gratuity funded in terms of a scheme administered by a fund manager are determined by an independent actuarial valuation made at the end of each financial year. Provision for liabilities pending remittance to the fund is carried in the Balance Sheet.

Actuarial gain and losses are recognized immediately in the Profit and Loss Account as income or expense. Obligation is measured at the present value of estimated future cash flows using a discount rate that is determined by reference to market yields at the Balance Sheet date on Government bonds where the currency and terms of the Government bonds are consistent with the currency and estimated terms of the defined benefit obligation.

	c)	Liability for leave encashment is provided based on accumulated leave credit outstanding to the employees as on the date of Balance Sheet.

i)	Events Subsequent to the Balance Sheet Date

Events occurring after the balance sheet date, which have a material impact on the financial affairs of the Company, are taken into cognisance.

j)	Prior Period and Extraordinary Items

Prior period and extraordinary items, and changes in accounting policies, having a material impact on the financial affairs of the Company are disclosed.

k)	Income Tax

Income tax comprises the current tax provision, net change in the deferred tax asset or liability in the year and fringe benefit tax.

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

Provision for current tax is made taking into account the admissible deductions / allowances and is subject to revision based on the taxable income for the fiscal year ending 31 March each year.

Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between carrying values of the assets and liabilities and their respective tax bases and are measured using enacted tax rates applicable on the Balance Sheet date. Deferred tax assets are recognized subject to management’s judgment that realization is virtually certain.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income statement in the period of enactment of the change.

Fringe benefit tax has been provided as per provisions of Indian Income Tax Act, 1961.

l)	Cash flow Statement

Cash Flow Statement has been prepared in accordance with the indirect method prescribed in Accounting Standard 3 issued by the Institute of Chartered Accountants of India.

m)	Impairment of Assets

The carrying amounts of assets are reviewed at each Balance Sheet date if there is any indication of impairment based on internal / external factors. An asset is treated as impaired when the carrying cost of assets exceeds its recoverable value. An impairment loss is charged to Profit and Loss Account in the year in which an asset is identified as impaired. The recoverable amount is greater of the asset’s net selling price and value in use. In assessing value in use, the estimated future cash flows are discounted to the present value. A previously recognized impairment loss is further provided or reversed depending on changes in circumstances.

n)	Earning Per Share

In determining the earning per share, the Company considers the net profit after tax. The number of shares used in computing basic earnings per share is the weighted average number of shares outstanding during the period. The number of shares used in computing diluted earning per share comprises the weighted average shares considered for deriving basic earning per share and also the weighted average number of equity shares that could have been issued on the conversion of all dilutive potential equity shares. Dilutive potential equity shares are deemed converted as of the beginning of the period unless issued at a later date.

o)	Provision & Contingencies

A Provision is recognized when an enterprise has a present obligation as a result of past event; it is probable that an outflow of resources will be required to settle the obligation, in respect of which a reliable estimate can be made. Provisions are not discounted to their present values and are determined based on best estimate required to settle the obligation at the balance sheet date. These

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

are reviewed at each balance sheet date and adjusted to reflect the current best estimates.

Warranty expenses are provided for in the year of sale based on technical estimates. In addition, specific provision is also made against customer claims for manufacturing defects, where necessary.

2 (a)	Installed Capacity

			30th September

			2007	2006

	Axle housing (a component of axle)	(Nos.)	162,500	150,000
	Complete axles	(Nos.)	130,000	108,000
	Brake assemblies **	(Nos.)	1,248,000	510,000
	Gear sets	(MT)	7,163	6,765

	(as certified by management and relied upon by the auditors, being a technical matter)

(b)	Actual Production

			Year ended 30th September

			2007	2006

	Axle housings* (a component of axle)	(Nos.)	137,947	114,041
	Complete axles	(Nos.)	104,633	92,034
	Gear sets@	(MT)	4561.84	4099.89

@	Includes jobbing11.06 MT ( previous year 65.62 MT )

*	Actual production of axle housings includes 104,633 Nos. used for production of complete axles (previous year 92,034 Nos.).

**	Brake assemblies include sub assemblies.

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

3. Details of Gross Sales: (Excluding Warranty Replacements & Samples)

		Year ended 30th September 2007		Year ended 30th September 2006

		Quantity (Nos.)	Amount	Quantity (Nos.)	Amount

•	Axle housing	33,373	388,741,592	22,391	207,515,418

•	Axles	104,740	5,400,522,679	91,945	4,403,510,241

•	Spares		1,155,209,768		631,017,911

			6,944,474,039		5,242,043,570

4. Opening and Closing Stock of Finished Goods

		2007		2006

		Quantity (Nos.)	Amount	Quantity (Nos.)	Amount

Opening Stock:
•	Axle housing	208	1,795,880	592	5,435,122

•	Axles	383	15,254,369	294	10,223,710

•	Others		3,592,993		6,399,749

			20,643,242		22,058,581

Closing Stock:
•	Axle housing	42	451,129	208	1,795,880

•	Axles	276	16,118,008	383	15,254,369

•	Others		7,007,619		3,592,993

			23,576,756		20,643,242

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

5. Raw Materials and Components Consumed

		Year ended 30th September 2007		Year ended 30th September 2006

		Quantity	Amount	Quantity	Amount

•	Steel (MT)	27,546	883,669,877	22,556	642,829,188

•	Castings (Nos.)	849,432	553,805,697	538,847	357,196,817

•	Forgings (Nos.)	1,331,391	951,556,990	1,351,576	746,971,902

•	Bought out finished components		1,617,017,812		1,144,571,713

•	Others		226,125,268		217,701,213

			4,232,175,644		3,109,270,833

6. Value of Raw Materials, Stores & Spares Consumed During the Year

		Year ended 30th September 2007		Year ended 30th September 2006

		Consumption %	Amount	Consumption %	Amount

a) Raw Materials

•	Imported	2	85,917,610	2	48,546,270

•	Indigenous	98	4,146,258,034	98	3,060,724,564

		100	4,232,175,644	100	3,109,270,834

b) Stores & Spares

•	Imported	1	2,028,579	1	943,907

•	Indigenous	99	157,764,122	99	123,398,212

		100	159,792,701	100	124,342,119

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

7. Value of Imports on C.I.F. Basis

	Year ended 30th September 2007	Year ended 30th September 2006

i. Raw material	76,322,509	82,298,650
ii. Consumables & spares	9,712,886	2,337,851
iii. Capital goods	149,956,995	275,143,194

	235,992,390	359,779,695

8. Expenditure in Foreign Currency

	Year ended 30th September 2007	Year ended 30th September 2006

a) Foreign travel	2,439,481	3,039,857

b) Bank charges	153,657	812,191

c) Others	5,415,399	3,758,641

d) Interest	20,311,462	13,728,133

9. Remittances in Foreign Currency on Account of Dividends to Non-resident Shareholders

	Year ended 30th September 2007	Year ended 30th September 2006

a. No. of non-resident shareholders	1	1
b. No. of equity shares held	5,367,275	5,367,275
c. Amount of dividend paid	72,458,212	69,774,575
d. Year to which dividend relates

Final dividend	2005-2006	2004-2005

Interim dividend	2006-2007	2005-2006

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

10. Managerial Remuneration

	Year ended 30th September 2007	Year ended 30th September 2006

Salary & allowances	7,501,641	5,325,188
Contribution to Provident and other funds	1,271,417	959,312
Perquisites	326,062	604,089

	9,099,120	6,888,589

11. Payment to Auditors

	Year ended 30th September 2007	Year ended 30th September 2006

As Auditors	1,548,000	1,290,000
In other capacity	650,102	575,000
Service tax (including education cess as applicable)	265,493	228,276
Reimbursement of expenses	169,885	92,936

	2,633,480	2,186,212

12. Employee Benefits:

The Company has adopted the revised Accounting Standard (AS) 15 on Employee Benefits with effect from 1st October 2006, the details of which are given below:

I Defined Contribution Plans

During the year, the Company has recognized the following amount in the Profit and Loss Account -

Particulars	Year ended 30th September 2007

Employers’ contribution to Provident Fund including Family Pension Fund*	12,516,414
Superannuation Fund*	4,448,700

* Included in contribution to provident and other funds (Refer Schedule - 16)

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

II Defined Benefit Plan

a) Defined Benefit Plan (Leave Encashment)

Leave encashment benefit expensed in the Profit & Loss Account for the year is Rs.5,668,645.

b) Contribution to Gratuity Fund

In accordance with Accounting Standard 15 (Revised 2005) actuarial valuation as on September 30, 2007 was done in respect of the aforesaid defined benefit plan of Gratuity based on the following assumptions:

Percentage

Discount rate	8.00%
Expected rate of return on plan assets	8.00%
Salary escalation rate	6.50%

Change in Present Value of Obligation

Year ended 30th September 2007

Present value of obligation as at 1st October, 2006	40,423,702
Current service cost	2,345,786
Interest on defined benefit obligation	1,616,948
Benefits paid	(1,568,328)
Net actuarial gains recognized in year	(1,512,252)

Closing present value of obligations 30th September 2006	41,305,856

Change in the Fair Value of Assets

Year ended 30th September 2007

Opening fair value of plan assets	24,228,098
Expected return on plan assets	969,124
Actuarial gains	392,696
Contributions by employer	5,389,420
Benefits paid	(1,568,328)

Closing fair value of plan assets	29,411,010

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

Reconciliation of Present Value of Defined Benefit Obligation and the Fair Value of Plan Assets

30th September 2007

Closing present value of funded obligations	41,305,856
Closing fair value of plan assets	29,411,010

Closing funded status	(11,894,846)
Unrecognized actuarial (gains) / losses	—

Unfunded net liability recognised in Balance Sheet	(11,894,846)

Amount Recognized in the Balance Sheet

30th September 2007

Closing present value of obligations	41,305,856
Closing fair value of plan assets	29,411,010

Liability recognised in the Balance Sheet	(11,894,846)

Expenses recognized in the Profit & Loss Account

Year ended 30th September 2007

Current service cost	2,345,786
Past service cost	—
Interest cost	1,616,948
Expected return on plan assets	(969,124)
Actuarial losses	(1,904,948)

Total expenses to be recognized in the Profit & Loss Account	1,088,662

In accordance with revised Accounting Standard 15 “Employee Benefit”, issued by the Institute of Chartered Accountants of India, the transitional liability of Rs. 16,195,604 in respect of Gratuity existing as on 1st October 2006 is adjusted against opening balance of General Reserve, net of deferred tax adjustment of Rs. 5,451,440. The impact of the change in the method of calculating such liability on the current year’s Profit and Loss Account is estimated not to be material.

The above disclosures have been consequent to early adoption of revised AS 15. Therefore, figures for the previous year have not been disclosed.

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

13. Segment Reporting

	Domestic	Sale for Exports (Note 2 Below)	Consolidated

I. Revenue
Sales to external customers	6,014,705,872 (4,824,092,403)	971,506,735 (453,120,963)	6,986,212,607 (5,277,213,366)

Segment result	709,710,924 (654,640,149)	202,118,728 (124,777,667)	911,829,652 (779,417,816)

Unallocated expenses, net of unallocated income			17,617,893 (74,748,917)

Operating profit			894,211,759 (704,668,900)

Interest expense			75,206,409 (56,322,214)

Income taxes			282,732,440 (214,854,836)

Net profit			536,272,910 (433,491,850)

II. Other Information
Segment assets	1,441,122,112 (835,213,988)	231,711,903 (113,735,109)	1,672,834,015 (948,949,097)

Unallocated assets			2,524,213,543 (1,388,265,899)

Total assets			4,197,047,558 (2,337,214,996)

Liabilities: Unallocated liabilities			2,941,077,447 (1,286,151,421)

Total liabilities			2,941,077,447 (1,286,151,421)

Depreciation	129,761,815 (118,362,805)	35,521,945 (14,330,797)	165,283,760 (132,693,602)

Depreciation -Unallocable			5,619,964 (4,213,182)

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

13. Segment Reporting (Cont…)

1.

The Company has identified its primary segment as geographical, i.e., domestic and exports. Export markets have been considered together as the products sold to these markets have comparable risks and rewards.

2.	Sales for exports represent export sales channelised through Meritor HVS (India) Limited and includes DEPB.

3.	There are no inter-segment transactions during the year.

4.	Fixed Assets of the Company have not been identified to the segments as they are common to the segments. Depreciation has been allocated to segments based on standard rates determined by the Company.

5.	Secondary segment disclosures have not been furnished as there is only a single business segment.

6.	Figures in brackets relate to the previous year.

14. Related Party Transactions

a. List of Related Parties and Relationships

Relationship	Related Parties

(i) Controlling Enterprises	Meritor Heavy Vehicle System LLC, USA Arvin Meritor Inc.

(ii) Other related parties with whom the Company had transactions:

Enterprises under common control

Bharat Forge Limited
Kalyani Forge Limited
Meritor HVS Cameri, SPA Italy
Meritor HVS India Ltd.
Meritor HVS, Florence
Meritor Automotive Inc., Fletcher, USA
Meritor Automotive Inc., Ohio, USA
Meritor HVS, Sweden

Key Management Personnel	Mr. B.N. Kalyani, Chairman (Non-retiring) Mr. Ashok Rao, President and Wholetime Director Mr. C. K. Sabareeshan, Executive Director (Finance) & Company Secretary

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

b. Transactions with Related Parties

	Transactions	Controlling Enterprises	Enterprises under Common Control	Key Management Personnel and their Relatives	Total

1)	Purchase of Goods
	Bharat Forge Limited	—	178,456,753	—	178,456,753
		—	(121,425,794)	—	(121,425,794)

	Others	19,649,976	4,095,070	—	23,745,046
		(26,794,480)	(4,633,316)	—	(31,427,796)

		19,649,976	182,551,823	—	202,201,799
		(26,794,480)	(126,059,110)	—	(152,853,590)

2)	Sale of goods
	Meritor HVS (India) Limited	—	6,673,191,772	—	6,673,191,772
		—	(5,167,022,975)	—	(5,167,022,975)

	Bharat Forge Limited	—	23,336,536	—	23,336,536
		—	(29,425,327)	—	(29,425,327)

		—	6,696,528,308	—	6,696,528,308
		—	(5,196,448,302)	—	(5,196,448,302)

3)	Purchase of Fixed Assets
	Bharat Forge Limited	—	5,954,744	—	5,954,744
			—		—

	Other	—	—	—	—
		(715,061)	—	—	(715,061)

4)	Services Received
	Bharat Forge Limited	—	117,232,353	—	117,232,353
		—	(101,124,781)	—	(101,124,781)

	Others	—	16,497,086	—	16,497,086
		—	(6,785,635)	—	(6,785,635)

		—	133,729,439	—	133,729,439
		—	(107,910,416)	—	(107,910,416)

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

b. Transactions with Related Parties (Cont…)

	Transactions	Controlling Enterprises	Enterprises under Common Control	Key Management Personnel and their Relatives	Total

5)	Services Rendered

	Bharat Forge Limited	—	657,017	—	657,017
		—	(2,926,102)	—	(2,926,102)

	Others	—	159,000	—	159,000
		—	(159,000)	—	(159,000)

		—	816,017	—	816,017
		—	(3,085,102)	—	(3,085,102)

6)	Other Recoveries
	Bharat Forge Limited	—	2,144,979	—	2,144,979
		—	—	—	—

	Meritor HVS (India) Limited	—	533,503	—	533,503
		—	(501,615)	—	(501,615)

		—	2,678,482	—	2,678,482
		—	(501,615)	—	(501,615)

7)	Trade Advances Paid
	Bharat Forge Limited	—	8,970,420	—	8,970,420
		—	(23,455,000)	—	(23,455,000)

8)	Managerial Remuneration and Sitting Fees
	Mr. Ashok Rao	—	—	5,173,403	5,173,403
		—	—	(3,969,211)	(3,969,211)

	Mr. C.K. Sabareeshan	—	—	3,925,717	3,925,717
		—	—	(2,919,378)	(2,919,378)

	Others	—	—	60,000	60,000
		—	—	(60,000)	(60,000)

		—	—	9,159,120	9,159,120
		—	—	(6,948,589)	(6,948,589)

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

b. Transactions with Related Parties (Cont…)

	Transactions	Controlling Enterprises	Enterprises under Common Control	Key Management Personnel and their Relatives	Total

Amounts Outstanding at the Balance Sheet Date

9)	Amounts Receivable
	Meritor HVS (India) Limited	—	728,874,169	—	728,874,169
		—	(286,160,896)	—	(286,160,896)

	Others	—	4,319,746	—	4,319,746
		—	(2,782,627)	—	(2,782,627)

		—	733,193,915	—	733,193,915
		—	(288,943,523)	—	(288,943,523)

10)	Amounts Payable
	Bharat Forge Limited	—	66,682,839	—	66,682,839
		—	(43,191,659)	—	(43,191,659)

	Others	—	610,245	—	610,245
		—	(1,764,607)	(1,541,235)	(3,305,842)

			67,293,084	—	67,293,084
			(44,956,266)	(1,541,235)	(46,497,501)

1.	Related party relationships are as identified by the Company on the basis of information available with them and accepted by the auditors.

2.	No amount is/has been written off or written back during the year in respect of debts due from or to related parties.

3.	Figures in brackets relate to the previous year.

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

15.	Deferred Tax

The net deferred tax liability comprises the tax impact arising from timing differences on account of the following:

	2007	2006

Depreciation & amortisation	409,447,267	343,825,840

Provision for employee benefits & others	(28,895,030)	(48,444,534)

	380,552,237	295,376,306

Net deferred tax liability relating to the above	129,600,000	99,619,000

16.	Leases

(a)	Finance Lease: The lease transactions of the Company represent lease of vehicles on a non-cancelable basis. The minimum lease payments under the various agreements are given below:

	2007	2006

Amount repayable not later than one year	1,200,053	901,533
Amount repayable later than one year and not later than five years	1,250,857	1,529,822

Total	2,450,910	2,431,355
Less: Interest	365,330	293,405

Present value of minimum lease payments	2,085,580	2,137,950

(b)

Operating Lease: The Company has taken vehicles for certain employees under operating leases, which expire in the year 2010. Gross rental expenses for the year ended September 30, 2007 aggregated to Rs. 494,160 (2006: Rs. 429,685). The committed lease rental in the future are:

	2007	2006

Not later than one year	494,160	494,160
Later than one year and not later than five years	1,052,795	1,546,955

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

17.	Earnings Per Share:

	2007	2006

Profit after tax attributable to ordinary share holders (Rs.)	536,272,910	433,491,850

Weighted average number of shares outstanding during the year	15,111,975	15,111,975
Nominal value of ordinary shares (Rs.)	10	10
Basic and diluted earnings per ordinary share (Rs.)	35.49	28.69

18.	Details of Provisions Under AS - 29 (Provisions, Contingent Liabilities and Contingent Assets)

	2007	2006

Nature of Expense Probable outflow estimated within	Warranty One Year	Warranty One Year

Liability as at beginning of the year	4,105,298	9,088,094

Amount provided during the year	22,201,233	8,907,861

Amount utilized during the year	(15,414,822)	(11,896,678)

Amount reversed during the year	(185,712)	(1,993,979)

Liability as on end of the year	10,705,997	4,105,298

19.	Estimated amount of contracts remaining to be executed on capital account, net of advances and not provided for are Rs.198,815,217 (previous year: Rs. 137,667,111).

20.	Claims against the company not acknowledged as debt are Rs. 4,522,148 (previous year Rs. 574,022).

21.

Contingent Liability: Company has certain labour disputes which are pending adjudication. The liability that may arise on account of these disputes cannot be reasonably estimated but is not expected to be material.

22.	There are no overdue amounts outstanding for over 30 days at the year end to small scale industrial undertakings.

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

23.

In the absence of necessary information with the Company relating to registration status of suppliers under the Micro, Small, and Medium Enterprises Development Act, 2006, the information required under the said Act could not be compiled and disclosed.

24.	Derivative Instruments:

(a) The company has entered into the following derivative instruments:

(i)

Forward Exchange Contracts, which are not intended for trading or speculative purposes, but for hedge purposes, to establish the amount of reporting currency required or available at the settlement date of certain payables and receivables.

(ii)	The following are the outstanding forward exchange contracts (three contracts) entered into by the Company as on 30th September, 2007:

Currency	Amount	Buy/Sell	Cross Currency

US Dollar	1,511,151	Buy	Rupees
	(Previous year Nil)

(b) The following currency exposures as on 30th September 2007 have not been hedged by a derivative instrument or otherwise:

	2007		2006

	Amounts in Rupees	Amounts in foreign currency	Amounts in Rupees	Amounts in foreign currency

Import of goods and services	1,544,882	38,507 USD	467,702	10,110 USD

	610,245	10,712 Euro	1,755,030	29,812 Euro

	1,583,098	4,450,000 Yen	681,177	1,730,195 Yen

	—	—	9,577	276 AUD

Capital imports (including intangibles)	9,958,810	248,226 USD	1,170,810	25,500 USD

Interest payable	6,643,030	167,078 USD	7,315,945	158,973 USD

Loans payable	256,570,131	6,452,971 USD	362,312,946	7,872,945 USD

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

25.	Previous year’s figures have been regrouped/reclassified wherever necessary.

26.	Differences between Indian and United States Generally Accepted Accounting Principles

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in India (“Indian GAAP”) which differ from those generally accepted in United States (“US GAAP”). The significant differences, as they apply to the Company, are summarized below:

Employee costs

Leave encashment/compensated absences

The Company records liabilities towards leave encashment on the basis of contributions towards schemes with fund managers. Such contributions are determined by periodical actuarial valuation by the fund managers, which is expected to be paid in cash.

Under US GAAP, the determination of the liability would also take into consideration vacation that may be availed or utilized.

Gratuity

As discussed in note 12 above, the Company has adopted revised accounting standard (AS) 15 on employee benefits effective 1st October 2006. The revised AS 15 requires employee benefit liabilities to be determined based on actuarial valuation using projected unit credit method. In accordance with the revised AS 15, the transitional liability arising out of change in the method of actuarial valuation is adjusted against actual balance of reserve and surplus, net of deferred taxes thereon.

Under US GAAP, such transitional liability arising from the change in the method of actuarial valuation would require restatement of such liability in the respective years to which it pertains to.

Depreciation charge

The Company charges depreciation on buildings and plant and machinery under the straight line method and on other assets under the reducing balance method at the rates prescribed under Schedule XIV to the Indian Companies Act, or based on technical estimates that indicate the useful lives would be comparable with, or higher than, those arrived at using these rates. In case where the useful lives are estimated to be lower when compared using rates in the Schedule XIV, depreciation is charged under straight line method over the useful lives.

Under US GAAP, depreciation is charged on a systematic basis to each accounting period over its useful life, reflecting the pattern in which the entity consumes the asset’s benefits.

Fixed Assets

Foreign exchange transaction losses and gains relating to the acquisition of fixed assets are adjusted to the cost of fixed assets.

Under US GAAP, foreign exchange transaction gains and losses related to the acquisition of fixed assets would be recorded as an expense and included in manufacturing, administration and selling expenses.

Forward Contracts

Forward contracts are entered into for mitigating the risk of price fluctuations and not for trading purposes. Premium / discounts on such contracts are amortised over the contract period. The underlying assets / liabilities have been restated at exchange rates prevailing at the year-end and exchange gain / loss thereon have been recognised in the profit and loss account.

Under US GAAP, forward contracts are measured at fair value; changes in fair value are recognised in income statement except for effective portion of cash flow hedges, where the changes are deferred in equity until effect of underlying transaction is recognised in income statement.

Dividend

Dividends are accounted for in the year to which they pertain. Dividends on ordinary equity shares are presented as an appropriation to the income statement.

Under US GAAP, dividends are accounted for in the year they are declared. Dividends on ordinary equity shares are presented as a deduction in the statement of changes in shareholders’ equity in the period when authorised by shareholders.

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS
30TH SEPTEMBER 2007 AND 2006 (UNAUDITED)
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 18

NOTES FORMING PART OF ACCOUNTS (Cont…)

Profit & Loss Account / Income Statement

The profit and loss account is presented with total income including from sales, operational and other income; expenditure including raw material consumed, increase / decrease in stock of finished goods and work in progress, manufacturing, administration and selling expenses, interest and depreciation to arrive at a measure of profit before tax. Such a measure is not appropriate under US GAAP, wherein the presentation is either in a single-step where all expenses are classified by function and are deducted from total income to give income before tax; or multiple step where cost of sales is deducted from sales to show gross profit, and other income and expense are then presented to give income before tax. Also, under US GAAP the expenditures are presented by function.

Fringe benefit tax is disclosed as a separate item after ‘profit before tax’ on the face of the income statement as a component of income tax expense under Indian GAAP. Under US GAAP it is included as a part of related salary and benefits expense arriving at a measure of profit before tax.

Also under US GAAP, total comprehensive income and accumulated other comprehensive income are disclosed, presented either as a separate primary statement or combined with the income statement or with the statement of changes in stockholders’ equity, while there are no such measures under Indian GAAP.

Cash Flow Statement

Interest received and interest paid has been disclosed under cash from investing and cash from financing activities, respectively. Under US GAAP, interest received and paid are disclosed under cash from operating activities.

Balance sheet

The presentation of certain items in the balance sheet under Indian GAAP is not consistent with financial statement presentation under US GAAP. These items are as follows:

(i)	Items on the face of the balance sheet are presented in decreasing order of liquidity under US GAAP.

(ii)

The company has presented changes in shareholders’ equity in separate schedules of ‘Share Capital’ and ‘Reserves and Surplus’. Under US GAAP, a separate statement of changes in shareholders’ equity is presented showing capital transactions with owners, the movement in accumulated profit and a reconciliation of all other components of equity.

(iii)	Secured and unsecured loans repayable within twelve months from the balance sheet date are shown separately under Indian GAAP whereas these would be included in current liabilities under US GAAP.

(iv)

Deferred tax liability net of deferred tax assets is disclosed separately in the balance sheet after the secured loans. Under US GAAP, deferred tax assets and liabilities are either classified as current or non-current, based on the classification of the related tax asset or liability for financial reporting.

(v)	Loans and advances not receivable within twelve months from the balance sheet date would be disclosed separately under Indian GAAP, whereas these are reclassified as non-current assets under US GAAP.

(vi)	Advance income tax included under loans and advances would be offset against provision for tax included under provisions, where as under the Indian GAAP these are separately disclosed.

(vii)

Provisions for warranty included in provisions not payable within twelve months from the balance sheet date would be reclassified as a non-current liability under US GAAP, whereas under Indian GAAP such reclassification is not made.

Automotive Axles Limited

Financial Statements as of and for the
Year Ended September 30, 2005,
and Independent Auditors’ Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Automotive Axles Limited

We have audited the accompanying balance sheet of Automotive Axles Limited (“Company”), a company incorporated in India as of September 30, 2005 and the related profit and loss account and the cash flow statement for the year then ended (all expressed in Indian Rupees). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in India and those in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to and nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in India (Refer note no. 1a of Schedule 16).

Accounting principles generally accepted in India vary in certain significant respects from accounting principles generally accepted in the United States of America. The application of the latter would have affected the determination of the net profit for the year ended September 30, 2005 and the determination of stockholder’s equity and the cash flows as of September 30, 2005, to the extent summarized in note no. 22 of Schedule 16.

/s/ Deloitte Haskins & Sells (Chennai)

Deloitte Haskins & Sells (Chennai)
Place: Bangalore
Date: March 14, 2008

AUTOMOTIVE AXLES LIMITED
BALANCE SHEET AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

		Schedule No.	Rupees

SOURCES OF FUNDS
1.	Shareholders’ Funds
	a) Share capital	1	151,119,750
	b) Reserves & surplus	2	590,841,559

			741,961,309

2.	Loan Funds
	a) Secured loans	3	467,987,975
	b) Unsecured loans	4	143,812,328

			611,800,303

3.	Deferred tax liability (net)		76,220,000

	TOTAL		1,429,981,612

APPLICATION OF FUNDS

1.	Fixed Assets	5
	a) Gross block		1,482,359,137
	b) Less: Depreciation		760,108,020

	c) Net block		722,251,117
	d) Capital work-in-progress - at cost		118,720,932

			840,972,049

2.	Current Assets, Loans & Advances
	a) Current assets	6	1,158,011,344
	b) Loans & advances	7	546,007,968

			1,704,019,312

	Less: Current Liabilities & Provisions
	a) Current liabilities	8	510,559,678
	b) Provisions	9	604,450,071

			1,115,009,749

	Net Current Assets		589,009,563

	TOTAL		1,429,981,612

Significant Accounting Policies and Notes to Balance Sheet & Profit & Loss Account		16

AUTOMOTIVE AXLES LIMITED
PROFIT AND LOSS ACCOUNT FOR THE YEAR ENDED 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

	Schedule No.	Rupees

INCOME:
Sales – gross		4,024,168,596
Less: Excise duty		530,919,772

		3,493,248,824

Other income:
- Operational	10	54,156,557
- Others	11	11,034,550

		3,558,439,931

EXPENDITURE:
Raw materials consumed	12	2,303,150,060
Decrease in stock of finished goods & work-in-process	13	38,898,454
Manufacturing, administration & selling expenses	14	536,345,851
Interest	15	21,435,612
Depreciation		108,514,437

		3,008,344,414

Profit before tax		550,095,517

Provision for taxation:
- Current tax		172,020,000
- Deferred tax		8,220,000
- Fringe benefit tax		1,220,217

Profit after tax		368,635,300

Add: Balance brought forward from previous year		235,991,705

Profit available for appropriation		604,627,005

APPROPRIATIONS:
Proposed dividend		113,339,813
Interim dividend		75,559,875
Tax on dividend		26,493,183
Transfer to general reserve		36,900,000

Surplus carried to balance sheet		352,334,134

No. of equity shares		15,111,975
Basic and diluted earnings per equity share (Face value of Rs. 10 per share) (Rs.)		24.39

Significant Accounting Policies and Notes to Balance Sheet & Profit & Loss Account	16

AUTOMOTIVE AXLES LIMITED
CASH FLOW STATEMENT FOR THE YEAR ENDED 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

			Rupees	Rupees

I)	Cash flow from operating activities:
	A)	Net profit before tax and extraordinary items		550,095,517

	B)	Adjustments
		Add:
		Depreciation	108,514,437
		Loss on sale of asset	29,882
		Interest expense	21,435,612

				129,979,931
		Less:
		Profit on sale of asset		1,762,249
		Interest income		972,552

		Operating profit before working capital changes		677,340,647

	C)	Adjustments for:
		Inventory	(7,334,326)
		Sundry debtors	(256,317,587)
		Loans & advances	(17,954,963)
		Current liabilities & provisions	100,579,012

				(181,027,864)

	D)	Cash generated from operations		496,312,783

		Advance tax (net of refunds)		(157,592,106)

	E)	Net cash from operating activities		338,720,677

II)	Cash flow from investing activities:
		Purchase of fixed assets (net of exchange fluctuations capitalised & assets acquired on finance lease & including capital work-in-progress)		(281,334,115)
		Sale of assets		2,270,401
		Interest income		972,552

		Net cash used in investing activities		(278,091,162)

III)	Cash flow from financing activities

	A)	Inflow:
		Proceeds from long term borrowings		170,510,000
		Proceeds from short term borrowings		593,830,500

				764,340,500

	B)	Outflow:
		Repayment of long term borrowings		(41,988,918)
		Repayment of short term borrowings		(560,849,463)
		Dividend & tax on dividend		(196,708,124)
		Interest paid		(20,452,572)

				(819,999,077)

		Net cash used in financing activities		(55,658,577)

	NET INCREASE IN CASH AND CASH EQUIVALENTS			4,970,938
	CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD			46,589,280

	CASH AND CASH EQUIVALENTS AT END OF PERIOD			51,560,218

Note: 1. The above cash flow statement has been prepared under the “Indirect Method” as set out in the Accounting Standard 3 “Cash Flow Statement” issued by the Institute of Chartered Accountants of India.

2. Cash and cash equivalents at the end of the year include balances with scheduled banks in unpaid dividend accounts Rs.2,327,998.

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

Rupees

SCHEDULE - 1
SHARE CAPITAL
Authorized:
23,000,000 Equity shares of Rs.10 each	230,000,000
2,000,000 Preference shares of Rs.10 each	20,000,000

250,000,000

Issued, subscribed & paid up:
15,111,975 Equity shares of Rs.10 each fully paid up	151,119,750

SCHEDULE - 2
RESERVES & SURPLUS
Share premium	115,588,500
General reserve:
As per last balance sheet	86,018,925
Add: transfer from Profit & Loss Account	36,900,000

122,918,925

Surplus in Profit & Loss Account	352,334,134

TOTAL	590,841,559

SCHEDULE - 3
SECURED LOANS
From financial institutions:
-Foreign currency working capital loans	70,832,000
-Finance lease obligations	2,810,581

73,642,581

From banks:
-Foreign currency term loans
(include amounts due within one year Rs. 55,337,500)	309,890,000
-Foreign currency working capital loans	70,832,000
-Rupee term loans
(include amounts due within one year Rs.3,800,000)	3,800,000
-Working capital borrowings	9,823,394

394,345,394

TOTAL	467,987,975

1.	Foreign currency term loan of Rs. 309,890,000 is secured by first charge on the entire plant & machinery of the Company.

2.	Rupee term loan of Rs.3,800,000 secured by a first pari-passu charge by hypothecation of the plant and machinery of the Company.

3.

Working capital borrowings include working capital facilities from banks and financial institutions of Rs.151,487,394 including foreign currency loan of Rs.141,664,000 secured by a first charge ranking pari-passu inter-se, by way of hypothecation of current assets.

4.	Finance lease obligations are secured by assets purchased under the respective agreements.

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

Rupees

SCHEDULE - 4
UNSECURED LOANS
From the Govt. of Karnataka
-Development loan - interest free (Includes amounts due
within one year Rs. 240,000)	277,033
-Sales tax loan - Interest free (Includes amounts due
within one year Rs. 25,872,000)	68,276,295

68,553,328
Short term loans & advances from banks:
- Foreign currency short term borrowings	75,259,000

TOTAL	143,812,328

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE - 5
FIXED ASSETS

		GROSS BLOCK AT COST			DEPRECIATION				NET BLOCK

Description	Balance at 1st October 2004	Additions / adjustments during the year	Disposals / adjustments during the year	Balance at 30th September 2005	Up to 30th September 2004	For the year	Adjustments during the year	Balance at 30th September 2005	As at 30th September 2005

Land - freehold	3,832,366	—	—	3,832,366	—	—	—	—	3,832,366

Building	92,510,882	35,701,007	—	128,211,889	26,269,018	3,018,058	—	29,287,076	98,924,813

Plant & machinery	1,103,361,674	226,107,864	15,610,226	1,313,859,312	624,352,507	101,087,383	15,531,662	709,908,228	603,951,084

Furniture & office equipment	28,568,420	6,733,875	4,867,914	30,434,381	19,821,961	3,465,508	4,703,832	18,583,637	11,850,744

Vehicles (b)	4,910,709	2,115,906	1,033,922	5,992,693	2,095,630	943,488	738,534	2,300,584	3,692,109

Assets held for disposal	28,496	—	—	28,496	28,495	—	—	28,495	1

Total	1,233,212,547	270,658,652	21,512,062	1,482,359,137	672,567,611	108,514,437	20,974,028	760,108,020	722,251,117

Capital work in progress (a)									118,720,932

Total									840,972,049

(a)	Capital work in progress includes capital advances Rs.70,054,049.

(b)	Vehicles include Rs.4,459,711 purchased under finance lease arrangements.

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

Rupees

SCHEDULE - 6
CURRENT ASSETS
Inventories (at the lower of cost and net realisable value)
Raw materials & components	294,979,296
Work-in-process	104,304,074
Finished goods	22,058,581
Stores & Spares	46,090,882

467,432,833

Sundry debtors (unsecured, considered good)
Over Six months	66,277
Others	638,952,016

639,018,293
Includes amounts due from:
Meritor HVS (India) Ltd., a company under the same management.	562,165,139

Cash and Bank Balances
Cash on hand	54,241
Checks on hand	12,637,229
Bank balances - in current accounts	38,868,748

51,560,218

TOTAL	1,158,011,344

SCHEDULE - 7
LOANS & ADVANCES (considered good)

Advances recoverable in cash or in kind or for value to be received	97,630,678
Advance income tax	440,915,280
Deposits with Govt. authorities	7,120,112
Balances with Customs & Central Excise Dept.	17,323
Deposits - others	324,575

TOTAL	546,007,968

Note:
1. Of the above:
-Secured	5,149,999
-Unsecured	540,857,969

546,007,968

2. Advances recoverable includes amounts due from
Meritor HVS (India) Ltd., a Company under the same management.	—
Maximum amount outstanding during the year	483,654

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

Rupees

SCHEDULE - 8
CURRENT LIABILITIES
Sundry creditors
- Small scale undertakings	7,931,034
- Others	329,628,772
Other liabilities	21,660,561
Interest accrued but not due on loans	2,145,191
Unpaid dividend #	2,327,998
Bills payable	146,866,122

TOTAL	510,559,678

# There is no amount due and outstanding as at the balance sheet date to be credited to the Investor Education and Protection Fund

SCHEDULE - 9
PROVISIONS
Taxation	466,126,254
Warranty	9,088,094
Proposed dividend	113,339,813
Tax on proposed dividend	15,895,910

TOTAL	604,450,071

SCHEDULE - 10
OPERATIONAL INCOME
Jobbing charges	41,594,077
Scrap sales	2,334,247
Others	10,228,233

TOTAL	54,156,557

SCHEDULE - 11
OTHER INCOME
Profit on sale of assets	1,762,249
Interest (tax deducted at source Rs. 190,804)	972,552
Exchange gain	5,738,208
Miscellaneous income	2,561,541

TOTAL	11,034,550

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

		Rupees

SCHEDULE - 12
Raw Material Consumed
Opening Stock		258,320,073
Add: Purchases	2,473,558,227
Less: Cash discount & scrap sales	133,748,944

		2,339,809,283

		2,598,129,356
Less: Closing stock		294,979,296

TOTAL		2,303,150,060

SCHEDULE - 13
DECREASE IN STOCK OF FINISHED GOODS & WORK-IN-PROCESS
Closing stock
- Finished goods		22,058,581
- Work-in-process		104,304,074

		126,362,655
Opening stock
- Finished goods		48,090,298
- Work-in-process		117,170,811

		165,261,109

Decrease in stock		38,898,454

SCHEDULE - 14
MANUFACTURING, ADMINISTRATION AND SELLING EXPENSES
Payments to and provision for employees:
- Salaries & wages		141,277,187
- Contribution to Provident Fund and other funds		15,942,567
- Welfare expenses		11,939,639

		169,159,393

Stores & spares consumed		91,427,869
Power & fuel		124,140,706
Rates & taxes		833,018
Travelling expenses		4,807,671
Repairs & maintenance:
- Buildings		159,978
- Plant & machinery		38,087,847
- Others		1,794,129
Insurance charges		4,494,727
Postage, telephone & telegrams		1,335,250
Vehicle running expenses		952,650
Directors’ sitting fees		360,000
Bank charges/commission		2,310,970
Outside processing charges		74,258,740
Warranty		8,198,642
Excise duty on finished goods in stock		2,876,529
Miscellaneous expenses		11,147,732

TOTAL		536,345,851

SCHEDULE - 15
INTEREST
Interest on term loans		10,220,504
Interest on working capital borrowings		11,215,108

TOTAL		21,435,612

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 16
NOTES FORMING PART OF ACCOUNTS

1.	Significant Accounting Policies:

a)		Accounting convention

The financial statements are prepared under the historical cost convention, on the accrual basis of accounting, to comply in all material respects with the mandatory accounting standards issued by the Institute of Chartered Accountants of India and requirements in the Indian Companies Act, 1956.

b)		Fixed Assets and Depreciation

	(i)	Fixed Assets

Fixed assets are stated at cost (net of CENVAT) less accumulated depreciation. Cost includes all costs relating to the acquisition and installation of fixed assets including interest on borrowings for the project / fixed asset till the date of commercial production / the assets are put in use.

Expenditure on reconditioning of machinery is capitalised where such expenditure results in increase in the future benefits from the asset and /or results in an extension of the useful life of the asset based on technical assessment.

	(ii)	Depreciation

Depreciation on buildings and plant & machinery is provided under the “straight line method” and on other assets under the “reducing balance method” at the rates specified in Schedule XIV to the Companies Act, 1956 (the ‘Schedule”), based on technical estimates that indicate the useful lives would be comparable with or higher than those arrived at using these rates.

In cases where the useful lives are estimated to be lower than those considered in determining the rates specified in that Schedule, depreciation is provided under the straight line method over the useful lives of the assets as follows:

•	Reconditioned machinery and related expenditure	-	as specifically estimated and currently ranging between 3 to 10 years

•	Tools, jig and fixtures and measuring gauges	-	2 to 5 years

•	Certain imported machinery	-	as per technical evaluation, of their useful life and currently ranging between 4 to 15 years.

In case of diminution in value of the asset due to technological reasons, the difference between written down value and estimated net realizable value of assets is provided as depreciation in the year in which it is ascertained.

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 16
NOTES FORMING PART OF ACCOUNTS (Contd…)

c)	Inventories

Raw material, stores & spares, work-in process and finished goods are valued at the lower of cost and estimated realizable value. Cost of materials is determined on weighted average basis. In the case of work-in-process and finished goods, cost includes the cost of conversion. Closing stock of finished goods includes liability towards excise duty payable on clearance of goods. Imported materials in transit at the year-end are valued inclusive of customs duty.

d)	Foreign Currency Transactions

Foreign currency assets and liabilities covered by forward contracts are stated at the forward contract rates whilst those not covered by forward contract are restated at rates ruling at the year end. Premium in respect of forward contract is accounted over the period of the contract.

Gains or losses arising on settlement / restatement are adjusted to Profit & Loss Account as appropriate.

e)	Revenue Recognition

Sales: Sales are recognised on dispatch and transfer of underlying risk & rewards as per contracted terms and are recorded at invoice value, net of sales taxes, but including excise duties.

Export incentives: Export incentives are accounted for on accrual basis at the time of export of goods if the entitlements can be estimated with reasonable accuracy and conditions precedent to claim are fulfilled.

f)	Warranty

Warranty expenses are provided for in the year of sale based on technical estimates. In addition, specific provision is also made against customer claims for manufacturing defects, where necessary.

g)	Research and Development

Revenue expenditure on research and development is charged to the Profit and Loss Account in the year of incurrence. However capital expenditure on research and development is treated in the same way as other fixed assets.

h)	Retirement Benefits

Liabilities towards superannuation, gratuity and leave encashment benefits are charged to the Profit and Loss Account as contributions towards schemes with the Life Insurance Corporation of India. The adequacy of the contributions is determined by periodical actuarial valuation by the Life Insurance Corporation of India.

Fixed contribution to Provident Fund and the cost of other benefits are determined as per the Schemes at the actual cost to the Company.

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 16
NOTES FORMING PART OF ACCOUNTS (Contd…)

i)	Events Subsequent to the Balance Sheet Date

Events occurring after the balance sheet date, which have a material impact on the financial affairs of the Company, are taken into cognisance.

j)	Prior Period and Extraordinary items

Prior period and extraordinary items, and changes in accounting policies, having a material impact on the financial affairs of the Company are disclosed.

k)	Income Tax

Income tax comprises the current tax provision and the net change in the deferred tax asset or liability in the year.

Provision for current tax is made taking into account the admissible deductions / allowances and is subject to revision based on the taxable income for the fiscal year ending 31 March each year.

Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between carrying values of the assets and liabilities and their respective tax bases and are measured using enacted tax rates applicable on the Balance Sheet date. Deferred tax assets are recognized subject to management’s judgment that realization is virtually certain.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income statement in the period of enactment of the change.

l)	Provision

A provision is recognized when an enterprise has a present obligation as a result of past event; it is probable that an outflow of resources will be required to settle the obligation, in respect of which a reliable estimate can be made. Provisions are not discounted to its present value and are determined based on best estimate required to settle the obligation at the balance sheet date. These are reviewed at each balance sheet date and adjusted to reflect the current best estimates.

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 16
NOTES FORMING PART OF ACCOUNTS (Contd…)

2	(a) Installed Capacity

		At 30th September 2005

Axle housing (a component of axle)	(Nos.)	109,200
Complete axles	(Nos.)	83,000
Brake assemblies **	(Nos.)	270,000
Gear sets	(MT)	4,775

(as certified by management and relied upon by the auditors, being a technical matter)

(b) Actual Production

		Year ended 30th September 2005

Axle housings* (a component of axle)	(Nos.)	90,464
Complete axles	(Nos.)	70,012
Brake assemblies	(Nos.)	Nil
Gear sets	(MT)	3,147.04	@

@ Includes jobbing 81.7 MT

*	Actual production of axle housings includes 70,012 (Nos.) used for production of complete axles.

**	Brake assemblies include sub-assemblies.

3	Details of Gross Sales: (Excluding Warranty Replacements & Samples)

		Year ended 30th September 2005

		Quantity (Nos.)	Amount in Rupees

•	Axle Housing	20,348	190,836,528
•	Axles	70,876	3,333,030,550
•	Spares	—	500,301,518

			4,024,168,596

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 16
NOTES FORMING PART OF ACCOUNTS (Contd…)

4	Opening and Closing Stock of Finished Goods

		1st October 2004

		Quantity (Nos.)	Amount in Rupees

Opening Stock:
•	Axle housing	488	4,040,376
•	Axles	1,158	40,207,992
•	Others	—	3,841,930

			48,090,298

		30th September 2005

		Quantity (Nos.)	Amount in Rupees

Closing Stock:
•	Axle housing	592	5,435,122
•	Axles	294	10,223,710
•	Others	—	6,399,749

			22,058,581

5	Raw Materials and Components Consumed

			Year ended 30th September 2005

			Quantity (Nos.)	Amount in Rupees

•	Steel	(MT)	19,009	514,673,655
•	Castings	(Nos.)	484,653	280,754,286
•	Forgings	(Nos.)	1,024,615	589,965,230
•	Bought out finished components		—	778,252,296
•	Others		—	139,504,593

				2,303,150,060

6	Value of Raw Materials, Stores & Spares Consumed During the Year

		Year ended 30th September 2005

		Consumption %	Amount in Rupees

a) Raw materials
•	Imported	3	68,667,784
•	Indigenous	97	2,234,482,276

		100	2,303,150,060

b) Stores & spares
•	Imported	1	1,140,698
•	Indigenous	99	90,287,171

		100	91,427,869

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 16
NOTES FORMING PART OF ACCOUNTS (Contd…)

7	Value of Imports on C.I.F. Basis

Year ended 30th September 2005

(Rupees)

i. Raw material	51,576,542
ii. Consumables & spares	3,152,113
iii. Capital goods	7,855,257

62,583,912

8	Expenditure in Foreign Currency

Year ended 30th September 2005

(Rupees)

a) Foreign travel	2,028,995
b) Bank charges	322,129
c) Others	3,675,619
d) Interest	9,175,067

9	Remittances in Foreign Currency on Account of Dividends to Non-resident Shareholders

Year ended 30th September 2005

(Rupees)

a. No. of non-resident shareholders	1
b. No. of equity shares held	5,367,275
c. Amount of dividend paid	61,723,663
d. Year to which dividend relates
- Final dividend	2003-2004
- Interim dividend	2004-2005

10	Managerial Remuneration

Year ended 30th September 2005

(Rupees)

Salary & allowances	4,592,713
Contribution to Provident and other funds	804,055
Perquisites	482,453

5,879,221

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 16
NOTES FORMING PART OF ACCOUNTS (Contd…)

11	Payment to Auditors

Year ended 30th September 2005

(Rupees)
As auditors	840,000
In other capacity	450,000
Reimbursement of expenses	90,308

1,380,308

12	Related party transactions:
a. List of Related Parties and Relationships:

Relationship	Related Parties

(i) Controlling Enterprises	Meritor Heavy Vehicle System LLC, USA
ArvinMeritor Inc.

(ii) Other related parties with whom the Company had transactions:
Enterprises under Common Control	Bharat Forge Limited
Kalyani Forge Limited
Meritor HVS Cameri, SPA
Meritor HVS India Ltd.
Arvin Meritor CVA, Australia
Meritor Automotive Inc., Fletcher USA
Meritor Automotive Inc., Ohio USA

Key Management Personnel	Mr. B.N. Kalyani, Chairman (Non-retiring)
Mr. Ashok Rao, President and Wholetime Director
Mr. C. K. Sabareeshan, Executive Director
(Finance) & Company Secretary

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 16
NOTES FORMING PART OF ACCOUNTS (Contd…)

b. Transactions with Related Parties:

	Related Party and Transactions	Controlling Enterprises	Enterprises under Common Control	Key Management Personnel and their Relatives	Total

1)	Purchase of Goods
	Bharat Forge Limited	—	130,889,757	—	130,889,757

	Others	15,732,117	10,424,565	—	26,156,682

		15,732,117	141,314,322	—	157,046,439

2)	Sale of Goods
	Meritor HVS (India) Limited	—	3,966,567,433	—	3,966,567,433

	Bharat Forge Limited	—	3,841,963	—	3,841,963

			3,970,409,396	—	3,970,409,396

3)	Purchase of Fixed Assets
	Bharat Forge Limited	—	13,605,684	—	13,605,684

4)	Services Received
	Bharat Forge Limited	—	76,960,220	—	76,960,220

	Others	—	4,343,080	—	4,343,080

		—	81,303,300	—	81,303,300

5)	Services Rendered
	Bharat Forge Limited	—	3,414,800	—	3,414,800

	Others	—	153,000	—	153,000

		—	3,567,800	—	3,567,800

6)	Other Recoveries
	Meritor HVS (India) Limited	—	24,213	—	24,213

		—	24,213	—	24,213

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 16
NOTES FORMING PART OF ACCOUNTS (Contd…)

b. Transactions with Related Parties: (Contd…)

	Related Party and Transactions	Controlling Enterprises	Enterprises under Common Control	Key Management Personnel and their Relatives	Total

7)	Managerial Remuneration
	and Sitting Fees
	Mr. Ashok Rao	—	—	3,400,523	3,400,523

	Mr. C.K. Sabareeshan	—	—	2,478,698	2,478,698

	Others	—	—	60,000	60,000

		—	—	5,939,221	5,939,221

Amounts Outstanding at the Balance Sheet Date

8)	Amounts Receivable
	Meritor HVS (India) Limited	—	562,165,139	—	562,165,139

	Others	—	4,970,848	—	4,970,848

		—	567,135,987	—	567,135,987

9)	Amounts Payable
	Bharat Forge Limited	—	43,971,693	—	43,971,693

	Others	202,015	1,844,309	1,647,248	3,693,572

		202,015	45,816,002	1,647,248	47,665,265

1.	Related Party relationships are as identified by the Company on the basis of information available with them and accepted by the auditors.

2.	No amount is/has been written off or written back during the year in respect of debts due from or to related party.

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 16
NOTES FORMING PART OF ACCOUNTS (Contd…)

13.	Segment Reporting

	Domestic	Sale for exports	Consolidated
		(Note 2 Below)
	(Rupees)	(Rupees)	(Rupees)

I. Revenue
Sales to external customers	3,888,928,482	186,620,956	4,075,549,438

Segment Result	563,598,270	45,430,154	609,028,424

Unallocated expenses net of unallocated income			37,497,295

Operating profit			571,531,129

Interest expenses			21,435,612

Income taxes			181,460,217

Net profit			368,635,300

II. Other Information
Segment Assets	1,012,950,853	93,500,273	1,106,451,126

Unallocated assets			1,438,540,235

Total assets			2,544,991,361

Segment Liabilities
Unallocated liabilities			1,726,810,052

Total liabilities			1,726,810,052

Depreciation	97,493,278	6,357,091

1.

The Company has identified its primary segments as geographical, i.e., domestic and exports. Export markets have been considered together as the products sold to these markets have comparable risks and rewards.

2.	Sales for exports represent export sales channelised through Meritor HVS (India) Limited and includes DEPB.

3.	There are no inter-segment transactions during the year.

4.	Fixed assets of the Company have not been identified to the segments as they are common to the segments. Depreciation has been allocated to segments based on standard rates determined by the Company.

5.	Secondary segment disclosures have not been furnished as there is only a single business segment.

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 16
NOTES FORMING PART OF ACCOUNTS (Contd…)

14.	Deferred Tax

The net deferred tax liability comprises the tax impact arising from timing differences on account of:

Rupees

Depreciation & amortisation	252,586,876

Provision for warranty & other provisions	(26,722,534)

225,864,342

Net deferred tax liability relating to the above	76,220,000

15.	During the year, the Company has changed the method of valuation of materials from FIFO basis to weighted average basis. Consequent to this change the profit for the year is higher by Rs. 3,026,351.

16.	Finance Lease

The lease transactions of the Company represent lease of vehicles on a non-cancelable basis. The minimum lease payments under the various agreements are given below:

Rupees

For the next one year	901,835
One year to five years	2,431,656

Total	3,333,491
Less: Interest	522,910

Present value of minimum lease payments	2,810,581

17.	Details of Provisions Under AS - 29 (Provisions, Contingent Liabilities and Contingent Assets)

Rupees

Nature of Expense	Warranty
Probable outflow estimated within	One Year
Liability at beginning of the year	8,733,073
Amount provided during the year	12,079,945
Amount utilized during the year	(7,843,622)
Amount reversed during the year	(3,881,302)

Liability at on end of the year	9,088,094

18.	Estimated amount of contracts remaining to be executed on capital account, net of advances and not provided for is Rs. 275,379,677.

19.	Claims against the company not acknowledged as debt are Rs. 473,922.

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 16
NOTES FORMING PART OF ACCOUNTS (Contd…)

20.	Contingent Liability: Company has certain labor disputes which are pending adjudication. The liability that may arise on account of these disputes cannot be reasonably estimated.

21.	There are no overdue amounts outstanding for over 30 days at the year end to small scale industrial undertakings.

22.	Differences between Indian and United States Generally Accepted Accounting Principles

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the India (‘Indian GAAP’) which differ from those generally accepted in the United States (“US GAAP”). The significant differences, as they apply to the Company, are summarized below.

Employee costs

Leave encashment / compensated absences

The Company records liabilities for leave encashment / compensated absences on the basis of contributions towards plans with third-party fund managers. Such contributions are determined by periodical actuarial valuation by the third-party fund managers, which are expected to be paid in cash.

Under US GAAP, the determination of the liability would also take into consideration unused vacation based on expected cash payments on an undiscounted basis.

Gratuity

The Company records liabilities for gratuity benefits on the basis of contributions towards schemes with fund managers. Such contributions are determined by periodical actuarial valuation by the fund managers. Under Indian GAAP, the actuary can choose a method for (i) expense determination, (ii) determining the discount rate and (iii) valuing plan assets.

Under US GAAP, the liability for gratuity benefits requires the use of the projected unit credit method. The discount rate (reflecting the rate of interest which would provide the necessary future cash flows to pay the accumulated benefits when due) reflects current market rates for high quality debt instruments.

Depreciation charge

The Company records depreciation expense on buildings and plant and machinery under the ‘straight line method’ and on other assets under the ‘reducing balance method’ at the rates prescribed in Schedule XIV to the Indian Companies Act, or based on technical estimates that indicate the useful lives would be comparable with or higher than those arrived at using these rates. In case where the useful lives are estimated to be lower when compared using rates in the Schedule XIV, depreciation is charged under ‘straight line method’ over the useful lives.

Under US GAAP, depreciation is charged on a systematic basis to each accounting period over its

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 16
NOTES FORMING PART OF ACCOUNTS (Contd…)

estimated economic useful life, reflecting the pattern in which the entity consumes the asset’s benefits.

Fixed assets

Foreign exchange transaction losses and gains relating to the acquisition of fixed assets are adjusted to the cost of the fixed asset.

Under US GAAP, foreign exchange transaction gains and losses related to the acquisition of fixed assets would be recorded as an expense and included in manufacturing, administration and selling expenses.

Dividends

Dividends are accounted for in the year to which they pertain to. Dividends on ordinary equity shares are presented as an appropriation to the income statement.

Under US GAAP, dividends are accounted in the year when declared. Dividends on ordinary equity shares are presented as a deduction in the statement of changes in shareholders’ equity in the period when authorised by shareholders.

Reclassification

Profit & Loss Account / Income Statement

The profit and loss account is presented with total income including from sales, operational and other income; expenditure including raw material consumed, (increase)/decrease in stock of finished goods and work in progress, manufacturing, administration and selling expenses, interest and depreciation to arrive at a measure of profit before tax. Such a measure is not appropriate under US GAAP, wherein the presentation is either in a single-step where all expenses are classified by function and are deducted from total income to give income before tax; or multiple step where cost of sales is deducted from sales to show gross profit, and other income and expense are then presented to give income before tax.

Fringe benefit tax is disclosed as a separate item after ‘profit before tax’ on the face of the income statement as a component of income tax expense under Indian GAAP. Under US GAAP fringe benefit taxes are included as a part of related salary and benefit expense arriving at a measure of profit before tax.

Also under US GAAP, total comprehensive income and accumulated other comprehensive income are disclosed, presented either as a separate primary statement or combined with the income statement or with the statement of changes in stockholders’ equity while there are no such measures under Indian GAAP.

Cash Flow Statement

Interest received and interest paid has been disclosed under cash from investing and cash from financing activities, respectively. Under US GAAP interest received and paid are disclosed under cash from operating activities.

AUTOMOTIVE AXLES LIMITED
SCHEDULES FORMING PART OF THE ACCOUNTS AS AT 30TH SEPTEMBER 2005
All amounts in Indian Rupees (Rs.), unless otherwise stated

SCHEDULE 16
NOTES FORMING PART OF ACCOUNTS (Contd…)

Balance Sheet

The presentation of certain items in the balance sheet under Indian GAAP is not consistent with financial statement presentation under US GAAP. The following differences pertaining to the Company are identified:

(i)	Items on the face of the balance sheet are presented in decreasing order of liquidity under US GAAP.

(ii)

The Company has presented changes in shareholders’ equity in separate schedules of ‘Share capital’ and ‘Reserves and Surplus’. Under US GAAP, a separate statement of changes in shareholders’ equity is presented showing capital transactions with owners, the movement in accumulated profit and a reconciliation of all other components of equity.

(iii)	Secured and unsecured loans repayable within twelve months from the balance sheet date would be included in current liabilities under US GAAP.

(iv)

Deferred tax liability net of deferred tax assets is disclosed in the balance sheet under loans. Under US GAAP, deferred tax assets and liabilities are either classified as current or non-current, based on the classification of the related non-tax asset or liability for financial reporting.

(v)	Loans and advances not receivable within twelve months from the balance sheet date would be classified as non-current assets under US GAAP.

(vi)	Advance income tax included under loans and advances under Indian GAAP would be offset against provision for tax included under provisions under US GAAP.

(vii)

Provisions for warranty included in provisions not payable within twelve months from the balance sheet date would be reclassified as a non-current liability under US GAAP, whereas under Indian GAAP, such reclassification is not made.

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

*10-h	Deferred Compensation Plan, filed as Exhibit 10-e-1 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-13093), is incorporated by reference.

*10-i	1998 Stock Benefit Plan, as amended, filed as Exhibit (d)(2) to ArvinMeritor’s Schedule TO, Amendment No. 3 (File No. 5-61023), is incorporated by reference.

*10-j	Employee Stock Benefit Plan, as amended, filed as Exhibit (d)(3) to ArvinMeritor’s Schedule TO, Amendment No. 3 (File No. 5-61023), is incorporated by reference.

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

12	Computation of ratio of earnings to fixed charges. **

21	List of subsidiaries of ArvinMeritor. **

23-a	Consent of Vernon G. Baker, II, Esq., Senior Vice President and General Counsel of ArvinMeritor. **

23-b	Consent of Deloitte & Touche LLP. **

23-c	Consent of Bates White LLC. **

23-d	Consent of Deloitte Haskins & Sells (Chennai). ***

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of ArvinMeritor. **

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act. ***

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act. ***

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.***

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.***

* Management contract or compensatory plan or arrangement.

** Previously filed with the Registrant’s Form 10-K for the year ended September 30, 2007 filed with the SEC on November 19, 2007.

*** Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINMERITOR, INC.

By:	/s/ Jeffrey A. Craig

Jeffrey A. Craig Senior Vice President and Controller

Date: March 28, 2008