Form 10-Q
period 2008-03-31
ARVINMERITOR INC
filed 2008-04-30
CIK 1113256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2008

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

73,682,614 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on March 30, 2008.

INDEX

PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements:	Page
			No.
		Consolidated Statement of Operations - - Three and Six Months
		Ended March 31, 2008 and 2007	2

		Consolidated Balance Sheet - -
		March 31, 2008 and September 30, 2007	3

		Condensed Consolidated Statement of Cash Flows - -
		Six Months Ended March 31, 2008 and 2007	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	31

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	42

	Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION:

	Item 1.	Legal Proceedings	43

	Item 1A.	Risk Factors	43

	Item 4.	Submission of Matters to a Vote of Security Holders	43

	Item 5.	Other Information	43

	Item 6.	Exhibits	44

Signatures			45

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Unaudited)
Sales	$1,781	$1,627	$3,444	$3,195
Cost of sales	(1,614)	(1,484)	(3,147)	(2,948)
GROSS MARGIN	167	143	297	247
Selling, general and administrative	(105)	(99)	(197)	(172)
Restructuring costs	(5)	(37)	(15)	(37)
Other income (expense), net	(1)	10	(1)	12
OPERATING INCOME	56	17	84	50
Equity in earnings of affiliates	6	7	17	14
Interest expense, net	(20)	(34)	(47)	(61)
INCOME (LOSS) BEFORE INCOME TAXES	42	(10)	54	3
Provision for income taxes	(14)	—	(24)	(1)
Minority interests	(4)	(3)	(7)	(5)
INCOME (LOSS) FROM CONTINUING OPERATIONS	24	(13)	23	(3)
LOSS FROM DISCONTINUED OPERATIONS	(4)	(81)	(15)	(84)
NET INCOME (LOSS)	20	(94)	8	(87)

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.33	$(0.19)	$0.32	$(0.04)
Discontinued operations	(0.05)	(1.15)	(0.21)	(1.20)
Basic earnings (loss) per share	$0.28	$(1.34)	$0.11	$(1.24)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.33	$(0.19)	$0.32	$(0.04)
Discontinued operations	(0.05)	(1.15)	(0.21)	(1.20)
Diluted earnings (loss) per share	$0.28	$(1.34)	$0.11	$(1.24)

Basic average common shares outstanding	72.2	70.2	72.0	69.8
Diluted average common shares outstanding	72.5	70.2	72.5	69.8

Cash dividends per common share	$0.10	$0.10	$0.20	$0.20

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONSOLIDATED BALANCE SHEET

(in millions)

	March 31,	September 30,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$377	$409
Receivables, trade and other, net	1,213	1,144
Receivables, EMCON Technologies Holdings Limited	16	79
Inventories	621	541
Other current assets	229	216
TOTAL CURRENT ASSETS	2,456	2,389
NET PROPERTY	752	738
GOODWILL	526	520
OTHER ASSETS	1,117	1,142
TOTAL ASSETS	$4,851	$4,789

LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$229	$18
Accounts payable	1,282	1,342
Liabilities, EMCON Technologies Holdings Limited	47	61
Other current liabilities	520	658
TOTAL CURRENT LIABILITIES	2,078	2,079
LONG-TERM DEBT	1,070	1,130
RETIREMENT BENEFITS	782	763
OTHER LIABILITIES	245	209
MINORITY INTERESTS	72	65
SHAREOWNERS’ EQUITY:
Common stock (March 31, 2008 and September 30, 2007, 73.7 and 72.6
shares issued and outstanding, respectively)	72	72
Additional paid-in capital	625	618
Retained earnings	116	128
Treasury stock (March 31, 2008 and September 30, 2007, 0.1 shares)	(3)	(3)
Accumulated other comprehensive loss	(206)	(272)
TOTAL SHAREOWNERS’ EQUITY	604	543
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,851	$4,789

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Six Months Ended March 31,
	2008	2007
	(Unaudited)
OPERATING ACTIVITIES
Income (loss) from continuing operations	$23	$(3)
Adjustments to income (loss) from continuing operations to arrive at cash used for operating activities:
Depreciation and amortization	68	64
Gain on divestitures	—	(2)
Adjustment to impairment reserves, net	—	(10)
Restructuring costs, net of payments	(5)	20
Loss on debt extinguishment	3	6
Pension and retiree medical expense	52	67
Other adjustments to income (loss) from continuing operations	(8)	1
Pension and retiree medical contributions	(43)	(136)
Proceeds from terminations of interest rate swaps	28	—
Changes in off-balance sheet receivable securitization and factoring	197	20
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	(409)	(81)
Cash flows used for continuing operations	(94)	(54)
Cash flows used for discontinued operations	(14)	(9)
CASH USED FOR OPERATING ACTIVITIES	(108)	(63)
INVESTING ACTIVITIES
Capital expenditures	(63)	(48)
Acquisitions of businesses and investments, net of cash acquired	(41)	(2)
Proceeds from disposition of property and businesses	8	11
Proceeds from investments and marketable securities	5	5
Net investing cash flows provided by (used for) discontinued operations	55	(23)
CASH USED FOR INVESTING ACTIVITIES	(36)	(57)
FINANCING ACTIVITIES
Borrowings on senior secured revolving credit facility	—	74
Borrowings (payments) on accounts receivable securitization program	128	(40)
Issuance of convertible notes	—	200
Repayment of notes	(5)	(227)
Borrowings (payments) on lines of credit and other, net	4	(1)
Net change in debt	127	6
Debt issuance and extinguishment costs	(6)	(10)
Proceeds from exercise of stock options	—	6
Cash dividends	(15)	(14)
Other financing activities	—	(1)
Net financing cash flows used for discontinued operations	—	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	106	(14)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	6	6
CHANGE IN CASH AND CASH EQUIVALENTS	(32)	(128)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	409	350
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$377	$222

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

In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The results of operations for the six months ended March 31, 2008, are not necessarily indicative of the results for the full year.

The company’s fiscal year ends on the Sunday nearest September 30. The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30. The second quarter of fiscal years 2008 and 2007 ended on March 30, 2008, and April 1, 2007, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and March 31 are used consistently throughout this report to represent the fiscal year end and second quarter end, respectively.

2.	Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards and convertible securities, if applicable.

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Basic average common shares outstanding	72.2	70.2	72.0	69.8
Impact of restricted stock	0.3	—	0.5	—
Diluted average common shares outstanding	72.5	70.2	72.5	69.8

At March 31, 2008, options to purchase 2.0 million shares of common stock were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would be anti-dilutive. The potential effects of restricted stock and stock options were excluded from the diluted earnings per share calculation for the three and six months ended March 31, 2007 because their inclusion in a net loss period would reduce the net loss per share. Therefore, at March 31, 2007, options to purchase 3.9 million shares of common stock were excluded from the computation of diluted earnings per share. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the company’s average stock price during the quarter is less than the conversion price.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115”, which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that choose to elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are currently assessing the potential impact, if any, of the standard on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. If a parent retains a noncontrolling equity investment in the former subsidiary, that investment is measured at its fair value. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and will be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements will be applied retrospectively for all periods presented. We are currently assessing the potential impact of the standard on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS 141R”), “Business Combinations”, which replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The new standard extends the acquisition method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses. It retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill; however, it differs from Statement 141 in accounting for the negative goodwill and requires it to be recognized as a gain from a bargain purchase. The statement requires the acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R is not expected to have a material impact on the company’s consolidated financial position and results of operations.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” which requires expanded disclosures about derivative and hedging activities. SFAS 161 has the same scope as SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

beginning after November 15, 2008, with early application encouraged. It encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing the potential impact of the standard on disclosures in the company’s consolidated financial statements.

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

Emissions Technologies

The company’s Emissions Technologies (ET) business supplied exhaust systems and exhaust system components, including mufflers, exhaust pipes, catalytic converters, diesel particulate filters and exhaust manifolds, primarily to original equipment manufacturers. On May 17, 2007, the company sold its ET business to EMCON Technologies Holdings Limited (EMCON), a private equity affiliate of J.P. Morgan Securities Inc. Total consideration was $310 million, including cash, a $20 million note and the assumption of certain liabilities, and adjustments for working capital and other items (see below). Charges associated with the sale of ET are included in the results of discontinued operations in the consolidated statement of operations. ET is reported in discontinued operations in the consolidated statement of operations, statement of cash flows and related notes through the date of sale for all periods presented.

Amounts due from (to) EMCON were $16 million and ($47) million, respectively, at March 31, 2008 and primarily relate to certain assets and liabilities of ET that were retained by the company. Amounts due from (to) EMCON were $79 million and ($61) million, respectively, at September 30, 2007. The final working capital adjustment of $28 million, based upon closing working capital, was received in the second quarter of fiscal year 2008. In addition, pre-sale funding obligations, which were recorded as a receivable from EMCON and an offsetting payable in the consolidated balance sheet at September 30, 2007, were settled in the second quarter of fiscal year 2008.

As of the May 17, 2007 closing date, assets and liabilities of certain businesses were not legally transferred to EMCON due to delays in certain procedures required to be completed by the buyer. Pursuant to the sale agreement, legal ownership was to be transferred upon receipt by the buyer of required licenses and establishment of appropriate entities to receive the transferred assets. Sale values were fixed and EMCON assumed operational control of the businesses as of the May 17, 2007 closing date. The steps required to complete the legal transfer were considered perfunctory by the company and the company recorded these assets and liabilities as sold and excluded them from the consolidated balance sheet effective on May 17, 2007. Consideration for these assets and assumed liabilities was deposited in an escrow account by EMCON and is reflected as a receivable due from EMCON in the consolidated balance sheet at September 30, 2007. The legal transfer of these operations was substantially completed and related proceeds were received by the company during the first quarter of fiscal year 2008.

In the second quarter of fiscal year 2008, the company recognized approximately $2 million of additional costs ($9 million during the first quarter of fiscal year 2008) related to the sale of the ET business. These costs are primarily related to revised estimates for certain pre-sale liabilities retained by the company.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

At March 31, 2008 and at September 30, 2007, $2 million of restructuring reserves primarily related to unpaid employee termination benefits are included in liabilities of continuing operations (see Note 5).

Results of the discontinued operations are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Sales:
Emissions Technologies	$—	$895	$—	$1,703
Light Vehicle Aftermarket and other	1	52	6	100
Total Sales	$1	$947	$6	$1,803

Loss before income taxes	$(2)	$(103)	$(15)	$(105)
Benefit (provision) for income taxes	(2)	22	—	21
Loss from discontinued operations	$(4)	$(81)	$(15)	$(84)

5.	Restructuring Costs

At March 31, 2008 and September 30, 2007, $58 million and $59 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the six months ended March 31, 2008 are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Balance at September 30, 2007	$59	$—	$—	$59
Activity during the period:
Charges to continuing operations, net of reversals	13	1	1	15
Asset write-offs	—	(1)	—	(1)
Cash payments	(19)	—	(1)	(20)
Currency translation and other	5	—	—	5
Balance at March 31, 2008	58	—	—	58

Performance Plus: During fiscal year 2007, the company launched a profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s Light Vehicle Systems business recorded $15 million of costs associated with this restructuring program in the first six months of fiscal year 2008. Restructuring costs recorded in the six months ended March 31, 2008 primarily relate to employee termination benefits in connection with a reduction of approximately 110 salaried and hourly employees. Remaining costs of this restructuring program will be incurred over the next several years.

Reversals and Adjustments: In the first six months of fiscal year 2008 and 2007, the company reversed $1 million and $9 million of restructuring costs, respectively, relating to previously recorded employee severance benefits. Due to the sale of ET during

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

fiscal year 2007, it was determined that payment of certain severance benefits by the company was no longer probable and $9 million of restructuring costs were reversed.

6.	Income Taxes

For each interim reporting period, the company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis. Jurisdictions with a projected loss for the year or an actual year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective rate calculation could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections. In the first six months of fiscal year 2008, the company recorded approximately $7 million of unfavorable tax items discrete to this period. These discrete items increased the company’s effective tax rate for the six months ended March 31, 2008.

As of March 31, 2008 the company had approximately $648 million in U.S. net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. However, many of these deferred taxes will expire if they are not utilized within certain time periods. At this time, the company considers it more likely than not that it will have U.S. taxable income in the future that will allow it to realize these deferred tax assets. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include: (a) historical operating results, (b) expectations of future earnings, and (c) tax planning strategies.

It is possible that some or all of these deferred tax assets could ultimately expire unused. Risk factors include (a) a slower then anticipated recovery in the fiscal year 2008 outlook for the company’s CVS segment, which has significant U.S. operations, (b) higher than planned volume or price reductions from the company’s key customers and (c) higher than planned material cost increases.

These risk factors are offset by the following strategic initiatives: (a) the company has undertaken numerous restructuring initiatives in 2007 which are expected to result in significant savings in future periods, (b) the commercial vehicle market in the United States is expected to recover in 2008 and 2009, significantly benefiting the company and (c) the company has embarked on a major cost reduction and value creation program that is expected to generate improvements in earnings in future periods.

On October 1, 2007, the company adopted FIN 48, Accounting for Uncertainty in Income Taxes. The effect of applying the provisions of FIN 48 on the company’s consolidated balance sheet as of October 1, 2007 is as follows (in millions):

	Before		After
	Adoption of		Adoption of
	FIN 48	Adjustments	FIN 48
Non-current deferred income tax assets - other assets (see Note 13)	$781	$(99)	$682
Other assets (see Note 13)	361	42	403
Income taxes - other current liabilities (see Note 14)	(130)	97	(33)
Other liabilities (see Note 15)	(209)	(45)	(254)
Retained earnings	(128)	5	(123)

Upon adoption of FIN 48 as of October 1, 2007, the company had approximately $200 million of gross unrecognized tax benefits of which, $151 million represents the amount that, if recognized, would favorably affect the effective income tax rate in future periods. At March 31, 2008, the amount of gross unrecognized tax benefits and the amount that would favorably affect the effective income tax rate in future periods are $206 million and $156 million, respectively.

The company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. The company’s U.S. and Canadian federal income tax returns for fiscal years 2003 through 2005 are currently under audit. The company’s French subsidiary is currently under audit for fiscal years 2005 through 2007. The company’s German subsidiary is under audit for fiscal years 2002 through 2006. In addition, the company is under audit in various U.S. state tax jurisdictions for various years. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could significantly change the company’s unrecognized tax benefits during the next twelve months. However, quantification of an estimated range cannot be made at this time.

In addition to the audits discussed above, the company has open tax years primarily from 1999-2007 with various significant taxing jurisdictions including the United States, Brazil, Canada, France, Germany, Mexico and the United Kingdom. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The company has recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The company’s continuing practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the consolidated statement of operations. At March 31, 2008, and at October 1, 2007, the company has recorded $2 million of interest on uncertain tax postions in the consolidated balance sheet. In addition, penalties of $9 million and $8 million were recorded at March 31, 2008, and October 1, 2007, respectively.

7.	Acquisitions and Divestitures

On December 19, 2007, the company’s Commercial Vehicle Systems (CVS) business acquired Mascot Truck Parts Ltd (Mascot) for a cash purchase price of $19 million. Mascot remanufactures transmissions, drive axles, steering gears and drivelines. This acquisition did not have a material impact on the company’s consolidated financial position or results of operations for the six months ended March 31, 2008.

8.	Accounts Receivable Securitization and Factoring

The company participates in a European arrangement to sell trade receivables through certain of its European subsidiaries. Under the arrangement, the company sells up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the company’s consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. Costs associated with this securitization arrangement were $4 million and $1 million in the six months ended March 31, 2008 and 2007, respectively, and are included in operating income in the consolidated statement of operations. The gross amount of proceeds received from the sale of receivables under this arrangement was $326 million and $256 million for the six months ended March 31, 2008 and 2007, respectively. The company’s retained interest in receivables sold was $18 million and $5 million at March 31, 2008 and September 30, 2007, respectively. The company had utilized, net of retained interests, €122 million ($193 million) and €73 million ($104 million) of this accounts receivable securitization facility as of March 31, 2008 and September 30, 2007, respectively.

The company also participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $175 million program, which was established in September 2005, and amended in fiscal years 2006, 2007 and 2008, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet (see Note 16). At March 31, 2008, the company had utilized $128 million of this accounts receivable securitization facility. As of September 30, 2007, no amounts were outstanding under this program. Borrowings under this arrangement are collateralized by approximately $243 million of receivables held at ARC at March 31, 2008. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At March 31, 2008, the company was in compliance with all covenants.

In addition, several of the company’s European subsidiaries factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored receivables excluded from accounts receivable was $289 million and $181 million at March 31, 2008 and September 30, 2007, respectively.

9.	Other Income (Expense), net

Other income (expense), net is comprised of the following (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Gains on divestitures	$—	$—	$—	$2
Adjustment to impairment reserves, net	—	10	—	10
Environmental remediation costs	(1)	—	(1)	—
Other income (expense), net	$(1)	$10	$(1)	$12

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Inventories

Inventories are stated at the lower of cost (using first-in, first-out (FIFO) or average cost methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	March 31,	September 30,
	2008	2007
Finished goods	$226	$218
Work in process	118	103
Raw materials, parts and supplies	277	220
Total	$621	$541

11.	Other Current Assets

Other current assets are summarized as follows (in millions):

	March 31,	September 30,
	2008	2007
Current deferred income tax assets	$118	$111
Customer reimbursable tooling and engineering	22	22
Asbestos-related recoveries (see Note 19)	7	8
Investment in debt defeasance trust	7	6
Assets held for sale	5	19
Prepaid and other	70	50
Other current assets	$229	$216

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

The company holds certain assets as held for sale. These assets primarily relate to land and buildings that have been previously closed through restructuring and other rationalization actions. The company sold certain of these properties in the first six months of fiscal year 2008 and expects to complete the sale of the remainder of these properties in fiscal year 2008.

12.	Goodwill

A summary of the changes in the carrying value of goodwill, by segment, is as follows (in millions):

	LVS	CVS	Total
Balance at September 30, 2007	$71	$449	$520
Acquisition of Mascot (see Note 7)	—	3	3
Foreign currency translation	—	3	3
Balance at March 31, 2008	$71	$455	$526

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Other Assets

Other Assets are summarized as follows (in millions):

	March 31,	September 30,
	2008	2007
Non-current deferred income tax assets (see Note 6)	$690	$781
Investments in non-consolidated joint ventures	142	116
Long-term receivables (see Note 15)	46	47
Assets for uncertain tax positions (see Note 6)	43	—
Prepaid pension costs	36	32
Unamortized debt issuance costs	32	31
Capitalized software costs, net	24	25
Asbestos-related recoveries (see Note 19)	31	32
Note receivable due from EMCON, net of discount (see Note 4)	12	11
Patents, licenses and other intangible assets (less accumulated amortization: $4 at March 31, 2008 and September 30, 2007)	5	3
Investment in debt defeasance trust	—	6
Other	56	58
Other assets	$1,117	$1,142

The note receivable due from EMCON bears interest at rate of 4 percent per annum and is payable in June 2012 or earlier upon a change in control. EMCON may prepay the note at any time. The company recorded the note, net of a $8 million and $9 million discount at March 31, 2008 and September 30, 2007, respectively, to reflect the difference between the stated rate per the agreement of 4 percent and the effective interest rate of approximately 9 percent. This discount will be amortized over the term of the note as interest income.

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

Patents, licenses and other intangible assets are amortized over their contractual or estimated useful lives, as appropriate. The company anticipates amortization expense for patents, licenses and other intangible assets of approximately $5 million to be recorded over the remaining five years of the assets’ useful lives.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	March 31,	September 30,
	2008	2007

Compensation and benefits	$204	$223
Income taxes (see Note 6)	11	130
Taxes other than income taxes	61	56
Product warranties	50	50
Restructuring (see Note 5)	58	59
AB Volvo joint venture payable	—	27
Asbestos-related liabilities (see Note 19)	14	11
Interest	7	7
Environmental (see Note 19)	7	11
Current deferred income tax liabilities	7	6
Other	101	78
Other current liabilities	$520	$658

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

A summary of the changes in product warranties is as follows (in millions):

	Six Months Ended
	March 31,
	2008	2007
Total product warranties -- beginning of period	$103	$122
Accruals for product warranties	29	42
Payments	(34)	(26)
Change in estimates and other	(2)	(2)
Total product warranties – end of period	96	136
Less: Non-current product warranties (see Note 15)	(46)	(62)
Product warranties – current	$50	$74

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Other Liabilities

Other Liabilities are summarized as follows (in millions):

	March 31,	September 30,
	2008	2007

Asbestos-related liabilities (see Note 19)	$39	$44
Non-current deferred income tax liabilities	6	6
Liabilities for uncertain tax positions (see Note 6)	48	—
Product warranties (see Note 14)	46	53
Environmental (see Note 19)	12	13
Long-term payable (see Note 13)	47	47
Other	47	46
Other liabilities	$245	$209

16.	Long-Term Debt

Long-Term Debt, net of discount where applicable, is summarized as follows (in millions):

	March 31,	September 30,
	2008	2007
6-3/4 percent notes due 2008	$—	$5
7-1/8 percent notes due 2009	6	6
6.8 percent notes due 2009	77	77
8-3/4 percent notes due 2012	276	276
8-1/8 percent notes due 2015	251	251
4.625 percent convertible notes due 2026(1)	300	300
4.0 percent convertible notes due 2027(1)	200	200
Accounts receivable securitization (see Note 8)	128	—
Lines of credit and other	27	20
Unamortized gain on swap unwind	34	9
Fair value adjustment of notes	—	4
Subtotal	1,299	1,148
Less: current maturities	(229)	(18)
Long-term debt	$1,070	$1,130

(1)	The 4.625 percent and 4.0 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively.

Senior Secured Credit Facilities

In October and December 2007, the company amended its revolving credit facility. Under the terms of the December amendment, the borrowing capacity of the revolving credit facility was reduced to $700 million from $900 million. The amended revolving credit facility replaced the existing financial covenants with new financial covenants based on (i) the ratio of the company’s senior secured indebtedness to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total senior secured-debt-to-EBITDA ratio, as defined in the agreement, no greater than 2.50x on the last day of any fiscal quarter through and including the fiscal quarter ending March 31, 2009 and (ii) 2.00 to 1.00 on the last day of any fiscal quarter thereafter. At March 31, 2008, the company was in compliance with all covenants. As a result of the amendments, the company recognized a $3

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million loss on debt extinguishment associated with the write-off of debt issuance costs. The remaining unamortized debt issuance costs are being amortized over the remaining term of the amended credit facility.

Borrowings under the amended revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facility. At March 31, 2008, the margin over the LIBOR rate was 225 basis points, and the commitment fee was 50 basis points. The amended revolving credit facility includes a $150 million limit on the issuance of letters of credit. At March 31, 2008, and September 30, 2007, approximately $26 million and $30 million letters of credit, respectively, were issued. The company had an additional $12 million and $11 million outstanding at March 31, 2008 and at September 30, 2007, respectively, on letters of credit available through other facilities.

Borrowings under the amended revolving credit facility are collateralized by approximately $875 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the amended revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 22).

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

Accounts Receivable Securitization

The company participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs (see Note 8). Under this $175 million program, which was established in September 2005, and amended in fiscal years 2006, 2007 and 2008, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ARC. ARC funds these purchases with borrowings under a loan agreement with a bank. The weighted average interest rate on borrowings under this arrangement was approximately 4.20 percent at March 31, 2008. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by $243 million of eligible receivables purchased and held by ARC at March 31, 2008. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At March 31, 2008, the company was in compliance with all covenants.

Related Parties

A 57-percent owned consolidated joint venture of the company has a $6 million, 6.5-percent loan with its minority partner. This loan matures in fiscal year 2009 and is included in Long-Term debt in the consolidated balance sheet.

Interest Rate Swap Agreements

In January 2008, the company terminated all of its interest rate swap agreements and received proceeds from these terminations, including interest received, of $28 million. The fair value adjustment to the notes associated with these interest rate swaps was $23 million, and is amortized to earnings as a reduction of interest expense over the remaining term of the debt. Also included in the fair value adjustment of notes is $8 million related to previously terminated interest rate swaps. The fair value adjustment of the notes is classified as Long-Term debt in the consolidated balance sheet.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

These interest rate swaps agreements effectively converted $221 million of the company’s 8-3/4 percent notes, $63 million of the 6.8 percent notes and $175 million of the 8-1/8 percent notes to variable interest rates. The fair value of the 8-3/4 percent swaps was a liability of $2 million at September 30, 2007 and is included in Other Liabilities. The fair value of the 6.8 percent swap was not significant at September 30, 2007. The fair value of the 8-1/8 percent swaps was $4 million at September 30, 2007 and is included in Other Assets. The swaps were designated as fair value hedges and the impact of the changes in their fair values was offset by an equal and opposite change in the carrying value of the related notes.

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

Under this program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the consolidated statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12-24 months. The impact to operating income associated with hedge ineffectiveness was not significant for the six months ended March 31, 2008 and 2007.

At March 31, 2008 and September 30, 2007, there was a loss of $12 million and a gain of $1 million, respectively, recorded in AOCL. The company expects to reclassify this amount from AOCL to operating income during the next 12 to 15 months as the forecasted hedged transactions are recognized in earnings.

The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	March 31,		September 30,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$377	377	409	409
Interest rate swaps - asset	—	—	4	4
Foreign exchange contracts - asset	5	5	6	6
Investment in debt defeasance trust	7	7	12	12
Interest rate swaps – liability	—	—	2	2
Foreign exchange contracts - liability	21	21	5	5
Short-term debt	229	226	18	18
Long-term debt	1,070	911	1,130	1,127

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

18.	Retirement Benefit Liabilities

Retirement Benefit Liabilities consisted of the following (in millions):

	March 31,	September 30,
	2008	2007
Retiree medical liability	$575	$573
Pension liability	227	208
Other	43	45
Subtotal	845	826
Less: current portion (included in compensation and benefits)	(63)	(63)
Retirement benefit liabilities	$782	$763

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of net periodic pension and retiree medical expense, including discontinued operations, for the three months ended March 31, are as follows:

	2008			2007
	Pension	Retiree Medical		Pension	Retiree Medical
Service cost	$7		$—	$9	$—
Interest cost	26	1	9	25	9
Assumed return on plan assets	(31)		—	(26)	—
Amortization of prior service costs	1		(2)	1	(2)
Recognized actuarial loss	9		7	11	7
Total expense	$12		$14	$20	$14

The components of net periodic pension and retiree medical expense, including discontinued operations, for the six months ended March 31, are as follows:

	2008		2007
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$14	$1	$18	$1
Interest cost	52	18	50	18
Assumed return on plan assets	(63)	—	(52)	—
Amortization of prior service costs	2	(4)	2	(4)
Recognized actuarial loss	18	14	21	13
Total expense	$23	$29	$39	$28

19.	Contingencies

Environmental

Federal, state and local requirements relating to actual or threatened release of hazardous substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have, and will continue to have, an impact on the manufacturing operations of the company. The process of estimating environmental liabilities is complex and dependent on evolving physical and scientific data at the site, uncertainties as to remedies and technologies to be used and the outcome of discussions with regulatory agencies. The company records liabilities for environmental issues in the accounting period in which its responsibility and remediation plans are established and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, the company records a liability for its allocable share of costs related to its involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. At environmental sites in which ArvinMeritor is the only potentially responsible party, the company records a liability for the total probable and estimable costs of remediation before consideration of recovery from insurers or other third parties.

The company currently is designated as a potentially responsible party at seven third party Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at March 31, 2008 to be approximately $21 million, of which $4 million is recorded as a liability.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2008 to be approximately $48 million, of which $15 million is recorded as a liability.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Included in the company’s environmental liabilities are costs for on-going operating, maintenance and monitoring at environmental sites at which remediation has been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $7 million at March 31, 2008. The undiscounted estimate of these costs is approximately $12 million.

Following are the components of the Superfund and Non-Superfund Environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2007	$8	$16	$24
Payments and other	(5)	(2)	(7)
Change in cost estimate (1)	1	1	2
Balance at March 31, 2008	$4	$15	$19

(1)	Environmental remediation costs of $1 million were recorded in loss from discontinued operations in the consolidated statement of operations during the first six months of fiscal year 2008.

Environmental reserves are included in Other Current Liabilities (see Note 14) and Other Liabilities (see Note 15).

The actual amount of costs or damages for which the company may be held responsible could materially exceed the foregoing estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation, discovery of new contamination and other factors that make it difficult to predict actual costs accurately. However, based on management’s assessment, after consulting with outside advisors that specialize in environmental matters, and subject to the difficulties inherent in estimating these future costs, the company believes that its expenditures for investigation and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the company’s business, financial condition or results of operations. In addition, in future periods, new laws and regulations, changes in the remediation plan, advances in technology and additional information about the ultimate clean-up remedy could significantly change the company’s estimates. Management cannot assess the possible effect of compliance with future requirements.

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

Asbestos

Maremont Corporation (“Maremont”), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 37,000 pending asbestos-related claims at March 31, 2008 and September 30, 2007. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2008	September 30, 2007
Pending and future claims	$35	$37
Shortfall and other	6	6
Asbestos-related reserves	$41	$43
Asbestos-related recoveries	$26	$28

A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 11, 13, 14 and 15).

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

Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next three to four years of $26 million to $35 million. After consultation with Bates White, Maremont determined that as of March 31, 2008 the most likely and probable liability for pending and future claims over the next four years is $35 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

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

Shortfall and other: Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were not significant in the six months ended March 31, 2008 and 2007.

Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $26 million. The difference between the estimated liability and insurance receivable is related to proceeds received from settled insurance policies and liabilities for shortfall and other. Certain insurance policies have been settled in cash prior to the ultimate settlement of related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, the company expects to recover the majority of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and a substantial portion of the costs for defending asbestos claims going forward. Accordingly, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $12 million at March 31, 2008 and September 30, 2007.

Guarantees

In December 2005, the company guaranteed a third party’s obligation to reimburse another party (the other party) for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. To date, the third party has met its obligations to reimburse the other party. The Accumulated Postretirement Benefit Obligation associated with these retiree medical benefits is considered the maximum potential exposure under this guarantee, and is estimated to be approximately $25 million. No amount has been recorded for this guarantee based on the probability of the company having to perform under the guarantee. Due to the nature of this guarantee it is difficult to estimate its approximate term.

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

20.	Comprehensive Income (Loss)

On an annual basis, disclosure of comprehensive income (loss) is incorporated into the Consolidated Statement of Shareowners’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, and unrealized gains and losses on derivatives and equity securities.

Comprehensive income (loss) is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income (loss)	$20	$(94)	$8	$(87)
Foreign currency translation adjustments	52	13	82	63
Unrealized loss on investments and foreign currency contracts, net	(7)	(2)	(13)	(1)
Other	—	—	(3)	—
Comprehensive income (loss)	$65	$(83)	$74	$(25)

21.	Business Segment Information

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Segment information is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Sales:
Commercial Vehicle Systems	$1,192	$1,075	$2,272	$2,121
Light Vehicle Systems	589	552	1,172	1,074
Total sales	$1,781	$1,627	$3,444	$3,195
EBITDA:
Commercial Vehicle Systems	$84	$60	$155	$123
Light Vehicle Systems	19	8	21	22
Segment EBITDA	103	68	176	145
Unallocated corporate costs	(4)	(1)	(5)	(1)
ET corporate allocations (1)	—	(11)	—	(18)
Depreciation and amortization	(36)	(34)	(68)	(64)
Loss on sale of receivables	(5)	(1)	(9)	(3)
Interest expense, net and other	(20)	(34)	(47)	(61)
Provision for income taxes	(14)	—	(24)	(1)
Income (loss) from continuing operations	$24	$(13)	$23	$(3)

(1) As a result of the sale of ET, certain corporate costs previously allocated to ET’s segment results are reported in continuing operations. In fiscal year 2007 these costs were not allocated to the company’s two business segments and are included in “ET corporate allocations” in the above segment information.

22.	Supplemental Guarantor Condensed Consolidating Financial Statements

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Three Months Ended March 31, 2008
	Parent		Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$		$564	$1,217	$—	$1,781
Subsidiaries		—	28	73	(101)	—
Total sales			592	1,290	(101)	1,781
Cost of sales		(14)	(534)	(1,167)	101	(1,614)
GROSS MARGIN		(14)	58	123	—	167
Selling, general and administrative		(22)	(44)	(39)	—	(105)
Restructuring costs		—	(1)	(4)	—	(5)
Other expense, net		(1)	—	—	—	(1)
OPERATING INCOME (LOSS)		(37)	13	80	—	56
Equity in earnings of affiliates		—	3	3	—	6
Other income (expense), net		30	(14)	(16)	—	—
Interest expense, net		(15)	(23)	18	—	(20)
INCOME (LOSS) BEFORE INCOME TAXES		(22)	(21)	85	—	42
Benefit (provision) for income taxes		7	4	(25)	—	(14)
Minority interests		—	—	(4)	—	(4)
Equity income from continuing operations of subsidiaries		39	51	—	(90)	—
INCOME FROM CONTINUING OPERATIONS		24	34	56	(90)	24
LOSS FROM DISCONTINUED OPERATIONS		(4)	(2)	(3)	5	(4)
NET INCOME		$20	$32	$53	$(85)	$20

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Three Months Ended March 31, 2007
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$653	$974	$—	$1,627
Subsidiaries	—	31	79	(110)	—
Total sales	—	684	1,053	(110)	1,627
Cost of sales	(5)	(618)	(971)	110	(1,484)
GROSS MARGIN	(5)	66	82	—	143
Selling, general and administrative	(30)	(36)	(33)	—	(99)
Restructuring costs	—	(5)	(32)	—	(37)
Other income	—	10	—	—	10
OPERATING INCOME (LOSS)	(35)	35	17	—	17
Equity in earnings of affiliates	—	5	2	—	7
Other income (expense), net	29	(10)	(19)	—	—
Interest expense, net	(31)	10	(13)	—	(34)
INCOME (LOSS) BEFORE INCOME TAXES	(37)	40	(13)	—	(10)
Benefit (provision) for income taxes	14	(13)	(1)	—	—
Minority interests	—	—	(3)	—	(3)
Equity income (loss) from continuing operations of subsidiaries	10	(35)	—	25	—
LOSS FROM CONTINUING OPERATIONS	(13)	(8)	(17)	25	(13)
LOSS FROM DISCONTINUED OPERATIONS	(81)	(72)	(77)	149	(81)
NET LOSS	$(94)	$(80)	$(94)	$174	$(94)

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Six Months Ended March 31, 2008
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$1,089	$2,355	$—	$3,444
Subsidiaries	—	60	139	(199)	—
Total sales	—	1,149	2,494	(199)	3,444
Cost of sales	(21)	(1,044)	(2,281)	199	(3,147)
GROSS MARGIN	(21)	105	213	—	297
Selling, general and administrative	(42)	(77)	(78)	—	(197)
Restructuring costs	—	(1)	(14)	—	(15)
Other expense, net	(1)	—	—	—	(1)
OPERATING INCOME (LOSS)	(64)	27	121	—	84
Equity in earnings of affiliates	—	8	9	—	17
Other income (expense), net	30	(18)	(12)	—	—
Interest expense, net	(40)	(3)	(4)	—	(47)
INCOME (LOSS) BEFORE INCOME TAXES	(74)	14	114	—	54
Benefit (provision) for income taxes	22	(10)	(36)	—	(24)
Minority interests	—	—	(7)	—	(7)
Equity income from continuing operations of subsidiaries	75	69	—	(144)	—
INCOME FROM CONTINUING OPERATIONS	23	73	71	(144)	23
LOSS FROM DISCONTINUED OPERATIONS	(15)	(14)	(10)	24	(15)
NET INCOME	$8	$59	$61	$(120)	$8

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Operations

(In millions)

	Six Months Ended March 31, 2007
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$1,344	$1,851	$—	$3,195
Subsidiaries	—	50	171	(221)	—
Total sales	—	1,394	2,022	(221)	3,195
Cost of sales	(9)	(1,265)	(1,895)	221	(2,948)
GROSS MARGIN	(9)	129	127	—	247
Selling, general and administrative	(48)	(60)	(64)	—	(172)
Restructuring costs	—	(5)	(32)	—	(37)
Other income	—	7	5	—	12
OPERATING INCOME (LOSS)	(57)	71	36	—	50
Equity in earnings of affiliates	—	11	3	—	14
Other income (expense), net	29	(12)	(17)	—	—
Interest expense, net	(55)	19	(25)	—	(61)
INCOME (LOSS) BEFORE INCOME TAXES	(83)	89	(3)	—	3
Benefit (provision) for income taxes	29	(25)	(5)	—	(1)
Minority interests	—	—	(5)	—	(5)
Equity income (loss) from continuing operations of subsidiaries	51	(16)	—	(35)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(3)	48	(13)	(35)	(3)
LOSS FROM DISCONTINUED OPERATIONS	(84)	(93)	(62)	155	(84)
NET LOSS	$(87)	$(45)	$(75)	$120	$(87)

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet

(In millions)

	March 31, 2008
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$151	$6	$220	$—	$377
Receivables, trade and other, net	(5)	53	1,181	—	1,229
Inventories	—	204	417	—	621
Other current assets	47	70	112	—	229
TOTAL CURRENT ASSETS	193	333	1,930	—	2,456
NET PROPERTY	11	196	545	—	752
GOODWILL	—	344	182	—	526
OTHER ASSETS	584	204	329	—	1,117
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,467	607	—	(2,074)	—
TOTAL ASSETS	$2,255	$1,684	$2,986	$(2,074)	$4,851

CURRENT LIABILITIES
Short-term debt	$84	$—	$145	$—	$229
Accounts payable	37	235	1,010	—	1,282
Other current liabilities	69	70	428	—	567
TOTAL CURRENT LIABILITIES	190	305	1,583	—	2,078
LONG-TERM DEBT	1,063	—	7	—	1,070
RETIREMENT BENEFITS	584	—	198	—	782
INTERCOMPANY PAYABLE (RECEIVABLE)	(285)	(28)	313	—	—
OTHER LIABILITIES	99	120	26	—	245
MINORITY INTERESTS	—	—	72	—	72
SHAREOWNERS’ EQUITY	604	1,287	787	(2,074)	604
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,255	$1,684	$2,986	$(2,074)	$4,851

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Six Months Ended March 31, 2008
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(16)	$12	$(104)	$—	$(108)

INVESTING ACTIVITIES
Capital expenditures	(1)	(14)	(48)	—	(63)
Acquisitions of businesses and investments, net of cash acquired	—	—	(41)	—	(41)
Proceeds from disposition of property and businesses	7	—	1	—	8
Proceeds from marketable securities	5	—	—	—	5
Net investing cash flows provided by discontinued operations	—	3	52	—	55
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	11	(11)	(36)	—	(36)

FINANCING ACTIVITIES
Net change in debt	(5)	—	132	—	127
Debt issuance and extinguishment costs	(6)	—	—	—	(6)
Cash Dividends	(15)	—	—	—	(15)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(26)	—	132	—	106

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH	—	—	6	—	6

CHANGE IN CASH AND CASH EQUIVALENTS	(31)	1	(2)	—	(32)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	182	5	222	—	409
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$151	$6	$220	$—	$377

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statement of Cash Flows

(In millions)

	Six Months Ended March 31, 2007
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(136)	$19	$54	$—	$(63)

INVESTING ACTIVITIES
Capital expenditures	—	(10)	(38)	—	(48)
Acquisitions of businesses and investments, net of cash acquired	—	—	(2)	—	(2)
Proceeds from disposition of property and businesses	—	—	11	—	11
Proceeds from marketable securities	—	—	5	—	5
Net investing cash flows used by discontinued operations	—	(8)	(15)	—	(23)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	(18)	(39)	—	(57)

FINANCING ACTIVITIES
Net change in debt	47	—	(41)	—	6
Intercompany advances	14	—	(14)	—	—
Debt issuance and extinguishment costs	(10)	—	—	—	(10)
Proceeds from exercise of stock options	6	—	—	—	6
Cash dividends	(14)	—	—	—	(14)
Other financing activities	(1)				(1)
Net financing cash flows used by discontinued operations	—	—	(1)	—	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	42	—	(56)	—	(14)

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	6	—	6

CHANGE IN CASH AND CASH EQUIVALENTS	(94)	1	(35)	—	(128)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97	3	250	—	350
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3	$4	$215	$—	$222

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

Our financial results for the second quarter of fiscal year 2008 significantly improved compared to the prior year, primarily driven by our Commercial Vehicle Systems (CVS) business segment. Strong volumes in our specialty business and in the Western European, South American and Asia Pacific heavy and medium duty markets, along with improved performance in our European axle business, more than offset the impact of the downturn in the North American heavy-duty (commonly referred to as Class 8) truck market. Financial results for our Light Vehicle Systems (LVS) business segment also improved compared to the prior year, primarily due to lower restructuring costs.

A summary of our consolidated results from continuing operations for the three months ended March 31, 2008, is as follows:

•	Sales were $1.8 billion, up 9.5 percent compared to the same period last year, due to the impact of foreign currency exchange rates.
•	Total EBITDA margin for our reportable segments was 5.8 percent, up from 4.2 percent a year ago.
•	Operating margin was 3.1 percent, up from 1.0 percent a year ago.
•	Diluted earnings per share from continuing operations was $0.33, compared to a loss of $0.19 in the same quarter of fiscal year 2007.

During fiscal year 2007, we launched a profit improvement and cost reduction initiative called “Performance Plus.” As part of this program we identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. We estimate that the total costs of these actions will be $325 million, of which $280 million are estimated to be cash costs. We expect to incur these costs over the next several years. We recorded restructuring costs of $5 million in LVS during the second quarter of fiscal year 2008 related to these actions, primarily related to employee severance costs. Cumulative costs recorded for this program are approximately $87 million, of which $72 million was recorded in fiscal year 2007.

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

Cash used for operating activities for the six months ended March 31, 2008 was $108 million, compared to $63 million in the same period last year. The decrease in cash flow is primarily attributable to higher working capital levels, offset partially by higher utilization of our accounts receivables securitization and factoring programs and lower pension and retiree medical contributions compared to the same period last year. Working capital levels reflect a decrease in accounts payable balances at March 31, 2008 and growth in our operations outside North America.

MARKET OUTLOOK

We anticipate North American heavy-duty truck production in fiscal year 2008 at an estimated 200,000 to 220,000 units (220,000 to 240,000 units for calendar year 2008). In Western Europe, we expect production of heavy- and medium-duty trucks to be near-record levels of approximately 565,000 to 575,000 units (580,000 to 590,000 units for calendar year 2008). Our most recent outlook shows North American and Western European light vehicle sales during fiscal year 2008 to be approximately 15.3 million and 17.2 million units, respectively (15.2 million and 17.1 million, respectively, on a calendar year basis).

COMPANY OUTLOOK

The price of steel is expected to increase significantly in the second half of calendar year 2008. These expected steel price increases, along with volatility of the commodity markets, could unfavorably impact our financial results in the future. Continued production cuts in our North American markets and near-record levels of heavy- and medium-duty truck production in Western Europe will also continue to pose short term challenges to our fiscal year 2008 results. Although we are still in the cyclical downturn of the Class 8 truck market in North America, we expect Class 8 volumes to increase in the second half of calendar year 2008.

ARVINMERITOR, INC.

Cash flow has been, and is expected to be in the near term, affected by increased working capital requirements driven by higher sales volumes in Europe and Asia-Pacific. However, we believe that our strategic direction, diversified customer base and global footprint should allow us to weather these short term challenges while continuing to focus on product strategies and long term growth initiatives.

In addition, our business continues to address a number of challenging industry-wide issues including:

•	Excess capacity;
•	Record heavy truck volumes and associated supply constraints in European markets;
•	Weakened financial strength of some of the original equipment (OE) manufacturers and some suppliers;
•	Reduced production volumes and changes in product mix in North America;
•	Higher energy and transportation costs;
•	OE pricing pressures;
•	Sharply rising costs for steel and other raw materials;
•	Pension and retiree medical health care costs; and
•	Currency exchange rate volatility.

Significant factors that could affect our results in fiscal year 2008 include:

•	Higher than planned price reductions to our customers;
•	Additional restructuring actions and the timing and recognition of restructuring charges;
•	The financial strength of our suppliers and customers, including potential bankruptcies;
•	Any unplanned extended shutdowns or production interruptions;
•	Our ability to implement planned productivity and cost reduction initiatives;
•	The impact of any acquisitions or divestitures;
•	Significant awards or losses of existing contracts;
•	The ultimate outcome of the three class action lawsuits concerning our retiree medical plans;
•	The impact of currency fluctuations on sales and operating income;
•	Higher than planned warranty expenses, including the outcome of actual and potential recall campaigns;
•	Our ability to continue to access our bank revolving credit facilities and capital markets;
•	A significant deterioration or slow down in economic activity in the key markets we operate;
•	Timing of the recovery of the Class 8 downturn in North America;
•	Lower volume of orders from key customers;
•	Ability to implement enterprise resource planning systems at our locations successfully;
•	Our ability to recover steel price increases from our customers;
•	The impact of any new accounting rules; and
•	Recoverability and valuation of deferred tax assets, including our ability to successfully implement tax planning strategies.

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

ARVINMERITOR, INC.

liquidity. Segment EBITDA, as determined and presented by the company, may not be comparable to related or similarly titled measures reported by other companies.

RESULTS OF OPERATIONS

The following is a summary of the financial results (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Sales:
Commercial Vehicle Systems	$1,192	$1,075	$2,272	$2,121
Light Vehicle Systems	589	552	1,172	1,074
Total sales	$1,781	$1,627	$3,444	$3,195
EBITDA:
Commercial Vehicle Systems	$84	$60	$155	$123
Light Vehicle Systems	19	8	21	22
Segment EBITDA	103	68	176	145
Unallocated corporate costs	(4)	(1)	(5)	(1)
ET corporate allocations (1)	—	(11)	—	(18)
Depreciation and amortization	(36)	(34)	(68)	(64)
Loss on sale of receivables	(5)	(1)	(9)	(3)
Interest expense, net	(20)	(34)	(47)	(61)
Provision for income taxes	(14)	—	(24)	(1)
Income (loss) from continuing operations	$24	$(13)	$23	$(3)
LOSS FROM DISCONTINUED OPERATIONS	(4)	(81)	(15)	(84)
NET INCOME (LOSS)	$20	$(94)	$8	$(87)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.33	$(0.19)	$0.32	$(0.04)
Discontinued operations	(0.05)	(1.15)	(0.21)	(1.20)
Diluted earnings (loss) per share	$0.28	$(1.34)	$0.11	$(1.24)

DILUTED AVERAGE COMMON SHARES OUTSTANDING	72.5	70.2	72.5	69.8

(1) As a result of the sale of ET, certain corporate costs previously allocated to ET’s segment results are reported in continuing operations. In fiscal year 2007, these costs were not allocated to the company’s two business segments and are included in “ET corporate allocations” in the above segment information.

ARVINMERITOR, INC.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Sales

The following table reflects total company and geographic business segment sales for the three months ended March 31, 2008 and 2007. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	March 31,		Dollar	%		Volume
	2008	2007	Change	Change	Currency	/ Other
CVS:
North America	$525	$612	$(87)	(14)%	$—	$(87)
Europe	432	316	116	37%	64	52
Asia and other	235	147	88	60%	32	56
	1,192	1,075	117	11%	96	21
LVS:
North America	$187	$213	$(26)	(12)%	$5	$(31)
Europe	271	242	29	12%	42	(13)
Asia and other	131	97	34	35%	10	24
	589	552	37	7%	57	(20)
TOTAL SALES	$1,781	$1,627	$154	9%	$153	$1

Commercial Vehicle Systems (CVS) sales were $1,192 million, up $117 million, or 11 percent, from the second quarter of fiscal year 2007. The increase in sales was primarily attributable to foreign currency translation, which increased sales by $96 million. North American sales decreased primarily due to the downturn in Class 8 commercial vehicle truck markets due to new emissions standards adopted in 2007. Compared to the second quarter of fiscal year 2007, production volumes in North America for Class 8 trucks decreased 33 percent. Higher volumes in our CVS specialty business partially offset the lower truck volumes in North America. Continuing sales strength in Europe, South America and Asia Pacific reflect strong heavy and medium duty truck volumes in these regions. Western European truck volumes increased 21 percent versus the prior year and South America truck volumes increased 24 percent. These markets are expected to maintain such trends in the near term.

Light Vehicle Systems (LVS) sales were $589 million for the three months ended March 31, 2008, up $37 million, or 7 percent, from a year ago. The favorable impact of foreign currency translation, which increased sales by $57 million, and higher volumes in the South American and Asia Pacific markets, were partially offset by lower North American and European volumes. Sales in North America decreased primarily due to lower sales in our suspension systems and suspension modules business, including lower pass-through sales. Pass-through sales are products sold to our customers where we acquire certain components and assemble them into the final product. These pass-through sales carry minimal margins as we have little engineering or manufacturing responsibility.

Segment EBITDA and EBITDA Margins

The following table reflects segment EBITDA and margins for the three months ended March 31, 2008 and 2007 (in millions).

	Segment EBITDA				Segment EBITDA Margin
	March 31,		Dollar	%	March 31,
	2008	2007	Change	Change	2008	2007	Change
CVS:	$84	$60	$24	40%	7.0%	5.6%	1.4	pts
LVS:	19	8	11	138%	3.2%	1.4%	1.8	pts
Segment EBITDA	$103	$68	$35	51%	5.8%	4.2%	1.6	pts

ARVINMERITOR, INC.

Significant items impacting year over year segment EBITDA include the following:

	CVS	LVS	TOTAL
EBITDA – Three months ended March 31, 2007	$60	$8	$68
Restructuring costs	8	24	32
Adjustment to impairment reserves	—	(12)	(12)
Favorable settlement of work stoppage	(9)	—	(9)
Volume, performance and other	25	(1)	24
EBITDA – Three months ended March 31, 2008	$84	$19	$103

CVS EBITDA was $84 million, up $24 million compared to the same period last year. Segment EBITDA margin increased to 7.0 percent from 5.6 percent a year ago. Strong volumes in our specialty business and in the Western European, South American and Asia Pacific heavy and medium duty markets, along with improved performance in our European axle business more than offset the impact of the downturn in the North American Class 8 truck market. Prior year CVS EBITDA included restructuring costs of $8 million associated with the reduction of certain salaried employees and a $9 million benefit associated with the favorable settlement of claims related to prior work disruptions.

LVS EBITDA was $19 million in the second quarter of fiscal year 2008, compared to segment EBITDA of $8 million in the same period last year. Favorably impacting EBITDA for the three months ended March 31, 2008 are lower restructuring costs of $24 million. Restructuring costs recognized in each period are part of our Performance Plus program and primarily relate to employee severance costs and asset impairment charges for certain planned facility closures. In the prior year, a benefit of $12 million related to the reversal of certain impairment reserves in the light vehicle aftermarket ride control business (presented within continuing operations in the second quarter of fiscal year 2007) impacted EBITDA.

Other Income Statement Items

Selling, general and administrative expenses were $105 million in the second quarter of fiscal year 2008, up from $99 million a year ago. As a percentage of sales, selling, general and administrative expense decreased to 5.9 percent from 6.1 percent a year ago. Impacting selling, general and administrative expenses in the second quarter of fiscal year 2008 were losses on the sale of receivables related to our off-balance sheet securitization and factoring programs of $5 million, compared to $1 million in the prior year.

Operating income for the three months ended March 31, 2008 was $56 million, an increase of $39 million compared to the three months ended March 31, 2007. Operating margin was 3.1 percent, up from 1.0 percent in the prior year’s second quarter. The increase in operating income in the second quarter of fiscal year 2008 is primarily due to the reasons previously discussed.

Equity in earnings of affiliates was $6 million for the three months ended March 31, 2008, compared to $7 million in the three months ended March 31, 2007. Higher earnings of our South American commercial vehicle affiliates were more than offset by lower earnings of our North American commercial vehicle affiliates, which were unfavorably impacted by the downturn in the North American Class 8 truck market.

Interest expense, net was $20 million and $34 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in interest expense is primarily due to reduced interest rates on fixed rate debt and lower debt levels compared with the prior year. In addition, interest expense in the prior year included losses on debt extinguishments of $6 million, primarily associated with legal and other professional fees, unamortized debt issuance costs and premiums paid to repurchase and pay down debt.

The provision for income taxes was $14 million for the three months ended March 31, 2008. Income tax expense was not significant for the three months ended March 31, 2007. In the second quarter of fiscal year 2008, the company recorded approximately $1 million of unfavorable tax items discrete to the quarter. In the prior year’s second fiscal quarter, the effective tax rate was favorably impacted by increased earnings from foreign subsidiaries whose tax rates were less than the statutory rate, tax efficient financing and certain items discrete to the quarter, including the favorable impact of enacted tax rate changes in foreign jurisdictions.

Income from continuing operations for the second quarter of fiscal year 2008 was $24 million, or $0.33 per diluted share, compared to a loss of $13 million, or $(0.19) per diluted share, in the prior year.

Loss from discontinued operations was $4 million for the three months ended March 31, 2008, compared to a loss from discontinued operations of $81 million a year ago. Current year loss from discontinued operations primarily consisted of miscellaneous net adjustments resulting from activity related to our sold ET and LVA businesses. Included in loss from discontinued operations in the second quarter of fiscal year 2007 is a $90 million after-tax non-cash impairment charge to record our ET business at fair value. Also included in loss from discontinued operations in fiscal year 2007 is a reversal of $9 million ($6 million after-tax) of

ARVINMERITOR, INC.

restructuring costs in ET related to employee severance benefits. Due to the sale of ET, it was determined that payment of these severance benefits was no longer probable.

Net income for the second quarter of fiscal year 2008 was $20 million, or $0.28 per diluted share, compared to a net loss of $94 million, or $(1.34) per diluted share, in the prior year.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Sales

The following table reflects total company and geographic business segment sales for the six months ended March 31, 2008 and 2007. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volume and other factors had on sales (in millions).

					Dollar Change Due To
	March 31,		Dollar	%		Volume
	2008	2007	Change	Change	Currency	/ Other
CVS:
North America	$986	$1,250	$(264)	(21)%	$2	$(266)
Europe	841	595	246	41%	112	134
Asia and other	445	276	169	61%	51	118
	2,272	2,121	151	7%	165	(14)
LVS:
North America	$390	$429	$(39)	(9)%	$9	$(48)
Europe	526	462	64	14%	64	—
Asia and other	256	183	73	40%	18	55
	1,172	1,074	98	9%	91	7
TOTAL SALES	$3,444	$3,195	$249	8%	$256	$(7)

CVS sales were $2,272 million for the six months ended March 31, 2008, up $151 million, or 7 percent, from a year ago. Foreign currency translation favorably impacted CVS sales by $165 million. The decrease in sales, net of foreign currency translation, was primarily attributable to the downturn in the North American commercial vehicle truck markets partially offset by strong Western European, South American and Asia Pacific commercial vehicle truck volumes. Compared to the six months ended March 31, 2007, production volumes in North America for Class 8 trucks decreased approximately 44 percent. This trend is expected to continue for the remainder of fiscal year 2008. Continuing sales strength in Europe, South America and Asia Pacific reflect strong heavy and medium duty truck volumes in these regions. Western European and South American truck volumes increased 16 percent and 26 percent, respectively, versus 2007, and are expected to maintain such trends in the near term.

LVS sales were $1,172 million for the six months ended March 31, 2008, an increase of $98 million, or 9 percent, from a year ago. The effect of foreign currency translation increased sales by $91 million. Sales in North America decreased primarily due to lower sales in our suspension systems business and lower pass through sales in our suspensions modules business. Lower volumes in North America were fully offset by higher volumes in South America and Asia Pacific.

Segment EBITDA and EBITDA Margins

The following table reflects segment EBITDA and EBITDA margins for the six months ended March 31, 2008 and 2007 (in millions).

	Segment EBITDA				Segment EBITDA Margin
	March 31,		Dollar	%	March 31,
	2008	2007	Change	Change	2008	2007	Change
CVS:	$155	$123	$32	26%	6.8%	5.8%	1.0	pts
LVS:	21	22	(1)	(5)%	1.8%	2.0%	(0.2)	pts
Segment EBITDA	$176	$145	$31	21%	5.1%	4.5%	0.6	pts

ARVINMERITOR, INC.

Significant items impacting year over year segment EBITDA include the following:

	CVS	LVS	TOTAL
EBITDA – Six months ended March 31, 2007	$123	$22	$145
Restructuring costs	8	14	22
Charge for contingency reserve	—	(9)	(9)
Impact of change in employee vacation policy	10	3	13
Adjustment to impairment reserves	—	(12)	(12)
Favorable settlement of work stoppage	(9)	—	(9)
Gain on divestitures	(2)	—	(2)
Volume, performance and other	25	3	28
EBITDA – Six months ended March 31, 2008	$155	$21	$176

CVS EBITDA was $155 million, up $32 million compared to the same period last year. EBITDA margin increased to 6.8 percent from 5.8 percent a year ago. Strong volumes in our specialty business and in the Western European, South American and Asia Pacific heavy and medium duty markets, along with improved performance in our European axle business more than offset the impact of the downturn in the North American Class 8 truck market. In the prior year, production interruptions and higher costs at a European axle facility related to the simultaneous launch of a new axle product line and the implementation of a new ERP system unfavorably impacted EBITDA by $13 million. Prior year CVS EBITDA also included restructuring costs of $8 million associated with the reduction of certain salaried employees and a $9 million benefit associated with the favorable settlement of claims related to prior work disruptions.

LVS EBITDA was $21 million in the first six months of fiscal year 2008, compared to EBITDA of $22 million in the same period last year. Favorably impacting EBITDA for the six months ended March 31, 2008 are lower restructuring costs of $14 million. Restructuring costs recognized are part of our Performance Plus program and primarily relate to employee severance costs and asset impairment charges for certain planned facility closures. In the first six months of fiscal year 2008, cost savings from productivity programs and prior restructuring actions were more than offset by a $9 million charge related to recording an additional contingency reserve for a legal and commercial dispute with a customer. In the prior year, a benefit of $12 million related to the reversal of certain impairment reserves in the light vehicle aftermarket ride control business (presented within continuing operations in the second quarter of fiscal year 2007) impacted EBITDA. In addition, production disruptions caused by work stoppages at a facility of one of our customers in Europe reduced EBITDA in the first six months of fiscal year 2007 by $4 million.

Other Income Statement Items

Selling, general and administrative expenses were $197 million in the first six months of fiscal year 2008, up from $172 million a year ago. As a percentage of sales, selling, general and administrative expense increased to 5.7 percent from 5.4 percent a year ago. Impacting selling, general and administrative expenses in the second quarter of fiscal year 2008 were losses on the sale of receivables related to our off-balance sheet securitization and factoring programs of $9 million compared to $3 million in the prior year. The effect of foreign currency translation increased selling, general and administrative expenses by approximately $8 million in the six months ended March 31, 2008.

Operating income for the six months ended March 31, 2008 was $84 million, an increase of $34 million compared to the six months ended March 31, 2007. Operating margin was 2.4 percent, up from 1.6 percent. The increase in operating income in the second quarter of fiscal year 2008 is primarily due to the reasons previously discussed.

Interest expense, net was $47 million, compared to $61 million in the same period last year. The decrease in interest expense is primarily due to reduced interest rates on fixed rate debt and lower debt levels compared with the prior year. Included in interest expense, net are losses on debt extinguishments of $3 million and $6 million for the six months ended March 31, 2008 and 2007, respectively. These losses include legal and other professional fees, unamortized debt issuance costs and premiums paid to repurchase and pay down debt.

The provision for income taxes was $24 million for the six months ended March 31, 2008, compared to $1 million in the same period last year. During the six months ended March 31, 2008, the company recorded approximately $7 million of unfavorable tax items discrete to this period. These discrete items primarily relate to the resolution of a tax matter that arose just prior to the ArvinMeritor merger in fiscal year 2000. The prior year tax provision was favorably impacted by increased earnings from foreign subsidiaries whose tax rates are less than the statutory rate, tax efficient financing, the favorable impact of enacted tax rate changes in foreign jurisdictions, as well as certain items discrete to the six months ended March 31, 2007.

Income from continuing operations for the first six months of fiscal year 2008 was $23 million, or $0.32 per diluted share, compared to a loss of $3 million, or $(0.04) per diluted share, in the prior year, due to the factors discussed above.

ARVINMERITOR, INC.

Loss from discontinued operations was $15 million for the six months ended March 31, 2008 compared to $84 million a year ago. In the first six months of fiscal year 2008, we recognized approximately $15 million of additional expenses primarily associated with the sale of our ET and LVA businesses. Included in loss from discontinued operations in the first six months of fiscal year 2007 is a $90 million after-tax non-cash impairment charge to record our ET business at fair value. Also included in loss from discontinued operations in fiscal year 2007 is a reversal of $9 million of restructuring costs in ET related to employee severance benefits. Due to the sale of ET, it was determined that payment of these severance benefits was no longer probable.

Net income for the first six months of fiscal year 2008 was $8 million, or $0.11 per diluted share, compared to a loss of $87 million, or $(1.24) per diluted share, in the prior year.

FINANCIAL CONDITION

Cash Flows (in millions)

	Six Months Ended
	March 31,
	2008	2007
OPERATING CASH FLOWS
Income (loss) from continuing operations	$23	$(3)
Depreciation and amortization	68	64
Gains on divestitures	—	(2)
Adjustment to impairment reserves, net	—	(10)
Restructuring costs, net of payments	(5)	20
Loss on debt extinguishment	3	6
Pension and retiree medical expense	52	67
Pension and retiree medical contributions	(43)	(136)
Proceeds from termination of interest rate swaps	28	—
Changes in sale of receivables	197	20
Changes in assets and liabilities	(409)	(81)
Other	(8)	1
Cash used for continuing operations	(94)	(54)
Cash used for discontinued operations	(14)	(9)
CASH USED FOR OPERATING ACTIVITIES	$(108)	$(63)

Cash used for operating activities was $108 million in the first six months of fiscal year 2008, compared to $63 million in the prior year. The decrease in cash flow is primarily attributable to an increase in working capital levels, partially offset by an increase in the sale of receivables and lower pension and retiree medical contributions. Working capital levels reflect a decrease in accounts payable balances at March 31, 2008 and growth in our operations outside North America. The lower accounts payables balance was due to paying at a more expeditious rate than previous practice. We intend to work with our suppliers towards reaching payment term practices that meet supplier needs as well as creating less volatility in the company’s working capital needs going forward. We also received proceeds of $28 million from the termination of our interest rate swaps during the second quarter of fiscal year 2008.

	Six months Ended
	March 31,
	2008	2007
INVESTING CASH FLOWS
Capital expenditures	$(63)	$(48)
Acquisitions of businesses and investments, net of cash acquired	(41)	(2)
Proceeds from disposition of property and businesses	8	11
Proceeds from investments and marketable securities	5	5
Net investing cash flows provided by (used for) discontinued operations	55	(23)
CASH USED FOR INVESTING ACTIVITIES	$(36)	$(57)

ARVINMERITOR, INC.

Cash used for investing activities was $36 million in the first six months of fiscal year 2008, compared to $57 million in the first six months of fiscal year 2007. We used $41 million of cash in the six months of fiscal year 2008 to fund the acquisition of Mascot Truck Parts Ltd and fund the deferred purchase obligation with AB Volvo. In addition, capital expenditures increased to $63 million compared to $48 million in the same period last year. The increase in capital expenditures reflects increased investments in certain regions to address overall capacity constraints impacting our businesses.

Discontinued operations provided $55 million during the first six months of fiscal year 2008. This amount primarily includes delayed proceeds from the sale of our ET business. We received $28 million associated with the final working capital purchase price adjustment and $20 million associated with amounts held in escrow in connection with the delayed legal closings of certain ET businesses. We also received proceeds of $12 million in the first six months of fiscal year 2008 from the sale of certain retained properties of our sold ET and LVA businesses. Discontinued operations used cash for investing activities of $23 million in the first six months of fiscal year 2007, primarily for capital expenditures.

	Six months Ended
	March 31,
	2008	2007
FINANCING CASH FLOWS
Borrowings on senior secured revolving credit facility	$—	$74
Borrowings (payments) on accounts receivable securitization program	128	(40)
Issuance of convertible notes	—	200
Repayment of notes and term loan	(5)	(227)
Borrowings (payments) on lines of credit and other, net	4	(1)
Net change in debt	127	6
Debt issuance and extinguishment costs	(6)	(10)
Proceeds from exercise of stock options	—	6
Cash dividends	(15)	(14)
Other financing activities	—	(1)
Net financing cash flows used by discontinued operations	—	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$106	$(14)

 Cash provided by financing activities was $106 million in the first six months of fiscal year 2008, compared to cash used of $14 million in the first six months of fiscal year 2007. The change was primarily due to higher usage of our U.S. accounts receivable securitization program. During the first six months of fiscal year 2008, we paid $6 million of debt issuance and extinguishment costs associated with the amendments to our revolving credit facility.

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

Capitalization (in millions)

	March 31, 2008	September 30, 2007
Short-term debt and current maturities	$229	$18
Long-term debt	1,070	1,130
Total debt	1,299	1,148
Minority interests	72	65
Shareowners’ equity	604	543
Total capitalization	$1,975	$1,756

Ratio of debt to capitalization	66%	65%

ARVINMERITOR, INC.

Liquidity

Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	March 31,	September 30,
	2008	2007

Fixed-rate debt securities	$610	$615
Fixed-rate convertible notes	500	500
U.S. accounts receivable securitization	128	—
Lines of credit and other	27	24
Total debt (1)	$1,265	$1,139

(1) Excludes $34 million and $9 million, respectively, of unamortized gain on swap unwind.

Overview and Recent Transactions – Our principal capital requirements are for working capital needs, capital expenditure requirements, debt service requirements and the funding of restructuring and development programs. We expect to fund our capital needs with cash flows from operations, including cash from the sale of receivables under our various off-balance sheet securitization and factoring arrangements discussed below. To the extent that short term liquidity needs exceed cash from operations, we will utilize availability under our revolving credit facility and U.S. accounts receivable securitization program, both discussed below, to satisfy those needs. In the first six months of fiscal year 2008, our primary source of liquidity was cash on hand, proceeds from divestitures and the sale of receivables.

We believe that our current financing arrangements provide us with sufficient financial flexibility to fund our ongoing operations, debt service requirements and planned investments through the expiration of our revolving credit facility in June 2011. Subsequent to June 2011, we will require new or renegotiated liquidity sources. Our ability to access additional capital in the long-term will depend on availability of capital markets and pricing on commercially reasonable terms, as well as our credit profile at the time we seek funds. Our cash and liquidity needs are impacted by various factors, including the level, variability and timing of our customer’s worldwide vehicle production and other factors outside of our control. We continuously evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire or redeem outstanding indebtedness or enter into new lending arrangements if conditions warrant.

Revolving Credit Facility - We have a $700 million revolving secured credit facility that matures in June 2011. The amount of availability under this facility is dependent upon various factors, principally, performance against certain financial covenants. The $700 million revolving credit facility includes $150 million of availability for the issuance of letters of credit. At March 31, 2008, and September 30, 2007, approximately $26 million and $30 million of letters of credit, respectively, were issued. We had an additional $12 million and $11 million outstanding at March 31, 2008 and at September 30, 2007, respectively, on letters of credit available through other facilities.

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

Borrowings under the amended revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At March 31, 2008, the margin over the LIBOR rate was 225 basis points and the commitment fee was 50 basis points.

Accounts Receivable Securitization and Factoring – We have a European accounts receivable arrangement to sell trade receivables through one of our European subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized, net of retained interests, €122 million ($193 million) and €73 million ($104 million) of this accounts receivable securitization facility as of March 31, 2008 and September 30, 2007, respectively.

We also participate in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $175 million program, which was established in September 2005 and amended in fiscal years 2006, 2007 and 2008,

ARVINMERITOR, INC.

we sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At March 31, 2008, the company had utilized $128 million of this accounts receivable securitization facility. As of September 30, 2007, no amounts were outstanding under this program. Borrowings under this arrangement are collateralized by approximately $243 million of receivables held at ARC at March 31, 2008. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At March 31, 2008, we were in compliance with all covenants.

In addition, several of our subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Total maximum availability under these arrangements is approximately $348 million. The amount of factored receivables was $289 million and $181 million at March 31, 2008 and September 30, 2007, respectively. There can be no assurance that these factoring arrangements will be used or available to us in the future.

Other Debt Securities - We have $150 million of debt securities remaining unissued under a shelf registration filed with the SEC in April 2001.

Credit Ratings – Our corporate credit rating at Moody’s Investors Service was lowered on October 4, 2007 to B1 from Ba3, and Standard & Poor’s lowered our corporate credit rating to B+ from BB-.

Off-Balance Sheet Arrangements

Guarantees - In December 2005, we guaranteed a third party’s obligation to reimburse another party (the other party) for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to its being acquired by the company. To date, the third party has met its obligations to reimburse the other party. The Accumulated Postretirement Benefit Obligation associated with these retiree medical benefits is considered the maximum potential exposure under this guarantee, and is estimated to be approximately $25 million. No amount has been recorded for this guarantee based on the probability of our having to perform under the guarantee. Due to the nature of this guarantee, it is difficult to estimate its approximate term.

In addition to these guarantees, we have other off-balance sheet arrangements, primarily related to our European accounts receivable securitization program and letters of credit under our senior secured credit facilities. See “Accounts Receivable Securitization and Factoring.”

Contingencies

Contingencies related to environmental, asbestos and other matters are discussed in Note 19 of the Notes to Consolidated Financial Statements.

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

ARVINMERITOR, INC.

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

Interest rate risk relates to the gain/increase or loss/decrease we could incur in our debt balances and interest expense. To manage this risk, we enter into interest rate swaps from time to time to economically convert portions of our fixed-rate debt into floating rate exposure, ensuring that the sensitivity of the economic value of debt falls within our corporate risk tolerances. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes.

We use sensitivity analyses to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk. The model assumes a 10% shock in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Favorable / (Unfavorable) Impact on
Market Risk
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$2.5	$(2.5)	Fair Value
Foreign currency denominated debt	1.8	(1.8)	Fair Value
Forward contracts in EUR(1)	(48.6)	48.6	Fair Value

Interest Rate Sensitivity:	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Favorable / (Unfavorable) Impact on
Debt - fixed rate	$(32.6)	$34.7	Fair Value
Debt - variable rate(2)	(0.1)	0.1	Cash Flow

(1)

Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)	Includes domestic and foreign debt.

At March 31, 2008, a 10% decrease in quoted currency exchange rates would result in potential losses of approximately $2.5 million and $1.8 million in forward contracts in USD and foreign currency denominated debt, respectively; and a potential gain of approximately $48.6 million in forward contracts in EUR.

At March 31, 2008, the fair value of debt outstanding was approximately $911 million. A 50 basis points decrease in quoted interest rates would result in favorable impacts of $34.7 million and $0.1 million in fixed rate and variable rate debt, respectively.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of Charles G. McClure, Jr., Chairman of the Board, Chief Executive Officer and President, and James D. Donlon, III, Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the company files or submits under the Securities Exchange Act is accumulated and submitted to the company’s management as appropriate to allow timely decisions regarding disclosure.

There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect the company’s internal control over financial reporting.

ARVINMERITOR, INC.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareowners of the company was held January 25, 2008. The following matters were voted on and received the specified number of votes in favor, votes withheld or against, abstentions and broker non-votes:

(i)

Election of directors: The following individuals were elected to the Board of Directors, with terms expiring at the annual meeting of shareowners in 2011. The number of shares noted below voted in favor of their election or were withheld. Abstentions and broker non-votes were not applicable.

Name of Nominee	Votes in Favor	Votes Withheld
Joseph B. Anderson, Jr.	58,640,184	1,777,114
Rhonda L. Brooks	58,776,476	1,640,821
Steven G. Rothmeier	58,775,131	1,642,166
(ii)

Appointment of auditors: The shareowners approved the selection of Deloitte & Touche LLP as the company’s auditors. A total of 58,844,983 votes were cast in favor, 1,364,800 votes were cast against, and there were 207,513 abstentions. Broker non-votes were not applicable.

Item 5. Other Information

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market cycles and conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; availability and sharply rising cost of raw materials, including steel; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of the company’s suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations and the ability to achieve the expected benefits of restructuring actions; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; competitive product and pricing pressures; the amount of the company’s debt; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; the outcome of actual and potential product liability and warranty and recall claims; rising costs of pension and other post-retirement benefits and possible changes in pension and other accounting rules; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” herein. These forward-looking statements are made only as of the date hereof, and the

ARVINMERITOR, INC.

company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Item 6. Exhibits.

10-a

Amendment No. 5, dated as of March 31, 2008, to Loan Agreement, dated as of September 19, 2005, among ArvinMeritor, ArvinMeritor Receivables Corporation, the lenders from time to time party thereto and SunTrust Capital Markets, Inc., filed as exhibit 10a to the Current Report on Form 8-K filed on April 1, 2008 is incorporated herein by reference.

10-b

Sixth Amendment, dated as of March 31, 2008, to Second Amended and Restated Purchase and Sale Agreement, dated as of September 19, 2005, among ArvinMeritor Receivables Corporation and the Originators named therein filed as exhibit 10b to the Current Report on Form 8-K filed on April 1, 2008 is incorporated herein by reference.

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

ARVINMERITOR, INC.

Date: April 29, 2008	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: April 29, 2008	By:	/s/	J.A. Craig
J.A. Craig
Senior Vice President and Controller
(Chief Accounting Officer)