Form 10-K/A
period 2007-09-30
ARVINMERITOR INC
filed 2008-06-30
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment no. 3)

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

Yes ☐ No ☒

          The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 30, 2008 (the last business day of the most recently completed second fiscal quarter) was approximately $894.7 million.

73,761,799 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on May 31,  2008.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant held on January 25, 2008 was incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

EXPLANATORY NOTE - AMENDMENT

          ArvinMeritor, Inc. (the “company” or “ArvinMeritor) is filing this Form 10-K/A to include in its Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, financial statements and related notes of Master Sistemas Automotivos Ltda. (“MSA”) and Suspensys Sistemas Automotivos Ltda. (“SSA”), unconsolidated joint ventures in which the company owns an interest. ArvinMeritor owns a 49% interest in MSA (directly) and a 50% interest in SSA (through both direct and indirect interests).

          Rule 3-09 of Regulation S-X provides that if a 50% or less owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50% or less owned person shall be filed.

          MSA and SSA each met such test for ArvinMeritor’s 2005 and 2007 fiscal years and the company has included in this Form 10-K/A the required audited MSA and SSA financial statements for the fiscal years ended December 31, 2005 (“2005”) and December 31, 2007 (“2007”). SSA also met such test for ArvinMeritor’s 2006 fiscal year and the company has included the required audited SSA financial statements for the year ended December 31, 2006 (“2006”).

          However, as MSA did not meet the significance test for ArvinMeritor’s 2006 fiscal year, ArvinMeritor is only required to file unaudited MSA financial statements for 2006. ArvinMeritor has included in this Form 10-K/A MSA’s unaudited financial statements for 2006.

          The financial statements of MSA and SSA are prepared in accordance with accounting principles generally accepted in Brazil, a basis of accounting other than U.S. GAAP.  Since MSA and SSA met a 30% significance test set forth in Rule 3-09 for 2007, the financial statements for 2007 include a quantitative reconciliation of key items presented under accounting principles generally accepted in Brazil with those of U.S. GAAP.  Since SSA only met the significance test for 2006 at the 20% level and not the 30% level, only a narrative description of differences between these two bases of accounting is required for 2006 for SSA. No quantitative or qualitative discussion of the differences between Brazilian and U.S. GAAP was required for MSA for 2006. However, for the purpose of comparability, a quantitative reconciliation of differences between Brazilian and U.S. GAAP is included for both MSA and SSA for 2006. For 2005, both MSA and SSA met a 30% significance test. However, the company is availing itself of the accommodation to provide a reconciliation for the two most recent fiscal years rather than three years. Therefore, a quantitative reconciliation for 2005 is not provided for both MSA and SSA.

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

Meritor WABCO

The following financial statements and related notes of Meritor WABCO Vehicle Control Systems were filed as part of Amendment No. 1 on Form 10-K/A filed with the SEC on December 20, 2007:

      Financial Statements as of and for the Year Ended September 30, 2007 (Unaudited).

      Financial Statements as of and for the Year Ended September 30, 2006 and 2005, and Independent Auditors’ Report.

Automotive Axles Limited

The following financial statements and related notes of Automotive Axles Limited were filed as part of Amendment No. 2 on Form 10-K/A filed with the SEC on March 31, 2008:

Financial Statements as of and for the Years Ended September 30, 2007 and 2006 (Unaudited)

Financial Statements as of and for the Year Ended September 30, 2005 and Independent Auditors’ Report

Master Sistemas Automotivos Ltda.

The following financial statements and related notes of Master Sistemas Automotivos Ltda. are included in this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Balance Sheets, December 31, 2007 and 2006

Statements of Income, Changes in Shareholders’ Equity, Changes in Financial Position, and Cash Flows, years ended December 31, 2007, 2006 and 2005

Independent Auditors’ Report as of as of December 31, 2007 and for the years ended December 31, 2007 and 2005.

Suspensys Sistemas Automotivos Ltda.

The following financial statements and related notes of Suspensys Sistemas Automotivos Ltda. are included in this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Balance Sheets, December 31, 2007 and 2006

Statements of Income, Changes in Shareholders’ Equity, Changes in Financial Position, and Cash Flows, years ended December 31, 2007, 2006 and 2005

Independent Auditors’ Report as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.

Master Sistemas
Automotivos Ltda.

Financial Statements
As of December 31, 2007 and 2006 (Unaudited) and For the Years Ended December 31, 2007, 2006 (Unaudited) and 2005 and the Independent Auditors’ Report

Deloitte Touche Tohmatsu Auditores Independentes

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Master Sistemas Automotivos Ltda.

We have audited the accompanying balance sheet of Master Sistemas Automotivos Ltda. (the “Company”), a company incorporated in Brazil, as of December 31, 2007 and the statements of income, changes in shareholders’ equity and changes in financial position for the years ended December 31, 2007 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations for the years ended December 31, 2007 and 2005 in conformity with accounting practices adopted in Brazil.

Accounting practices adopted in Brazil vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences as of and for the year ended December 31, 2007 is presented in Note 19 to the financial statements.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of cash flow for the years ended December 31, 2007 and 2005 are presented for purposes of additional analysis and are not a required part of the basic financial statements prepared in accordance with accounting practices adopted in Brazil. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ DELOITTE TOUCHE TOHMATSU AUDITORES INDEPENDENTES DELOITTE TOUCHE TOHMATSU AUDITORES INDEPENDENTES
Porto Alegre, Brazil June 20, 2008

MASTER SISTEMAS AUTOMOTIVOS LTDA.
BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006
(In Brazilian reais - R$)

	Note	2007	2006

			(Unaudited)
ASSETS
CURRENT ASSETS
Cash and banks		529,371	303,992
Temporary cash investments		40,054,976	7,034,505
Trade accounts receivable	4	32,057,057	38,994,228
Recoverable taxes	5	4,688,703	5,920,386
Inventories	6	27,171,229	17,190,795
Dividends and interest on capital receivable	10	11,787,107	5,772,873
Prepaid expenses		153,225	181,709
Deferred income and social contribution taxes	16	90,762	—
Other receivables		386,204	333,358

Total current assets		116,918,634	75,731,846

NONCURRENT ASSETS
Long-term assets:
Receivables from parent company	11	6,833,064	608,720
Recoverable taxes	5	3,619,800	5,113,116
Deferred income and social contribution taxes	16	263,304	—
Escrow deposits		198,259	198,259

Total long-term assets		10,914,427	5,920,095

Permanent assets
Investments:
Investment in subsidiary	7	53,529,507	45,479,903
Other investments		35,723	124,142

Total investments		53,565,230	45,604,045

Property, plant and equipment, net	8	57,067,101	53,265,052
Deferred charges		1,581,146	1,543,757

Total permanent assets		112,213,477	100,412,854

Total noncurrent assets		123,127,904	106,332,949

TOTAL ASSETS		240,046,538	182,064,795

LIABILITIES AND SHAREHOLDERS’ EQUITY

	Note	2007	2006

			(Unaudited)
CURRENT LIABILITIES
Trade accounts payable		9,517,381	7,614,129
Loans and financing	9	27,047,033	14,007,122
Taxes payable		2,266,151	980,343
Salaries payable		602,723	379,704
Accrued vacation and related charges		2,253,958	1,801,738
Interest on capital payable	10	6,820,063	5,430,164
Employee and management profit sharing		2,839,227	1,710,000
Other payables		1,924,006	752,855

Total current liabilities		53,270,542	32,676,055

NONCURRENT LIABILITIES
Long-term liabilities:
Loans and financing	9	29,329,760	21,870,568
Payables to parent company	11	—	981,175
Payables to related parties	11	4,043,798	6,101,196
Pension plan	12	28,600	73,493
Reserve for contingencies	13	774,423	453,423
Other payables		294,252	486,909

Total noncurrent liabilities		34,470,833	29,966,764

SHAREHOLDERS’ EQUITY
Capital	15	32,100,000	27,995,839
Tax incentive reserve		—	4,016,634
Retained earnings		120,205,163	87,409,503

Total shareholders’ equity		152,305,163	119,421,976

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		240,046,538	182,064,795

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMEBR 31, 2007, 2006 AND 2005
(In Brazilian reais - R$)

	Note	2007	2006	2005

		(Unaudited)
GROSS SALES
Sales of products and goods in the domestic market		328,520,728	246,204,527	265,950,498
Sales of products and goods in the foreign market		44,071,548	71,289,909	54,900,956
Provision of services		2,888,293	2,318,101	2,224,136

		375,480,569	319,812,537	323,075,590
DEDUCTIONS
Sales return		(464,078)	(805,900)	(399,736)
Taxes on sales		(77,407,707)	(58,488,868)	(62,650,275)

NET SALES		297,608,784	260,517,769	260,025,579

COST OF PRODUCTS AND SERVICES		(238,554,451)	(215,083,053)	(215,734,994)

GROSS PROFIT		59,054,333	45,434,716	44,290,585

OPERATING INCOME (EXPENSES)
Selling expenses		(10,590,247)	(8,842,077)	(10,396,016)
General and administrative expenses		(8,686,003)	(7,659,228)	(6,991,888)
Management compensation		(326,372)	(312,139)	(270,205)
Equity in subsidiary	7	28,928,191	18,653,847	15,675,236
Other operating income		174,785	914,825	46,918
Other operating expenses		(4,680,198)	(3,145,067)	(2,063,300)

		4,820,156	(389,839)	(3,999,255)

INCOME FROM OPERATIONS BEFORE FINANCIAL INCOME (EXPENSES)		63,874,489	45,044,877	40,291,330
FINANCIAL INCOME (EXPENSES)
Financial income	17	11,069,861	9,646,635	5,815,253
Financial expenses	17	(9,763,746)	(10,857,927)	(11,277,489)

INCOME FROM OPERATIONS		65,180,604	43,833,585	34,829,094

NONOPERATING INCOME (EXPENSES), NET		1,396	(41,428)	39,321

INCOME BEFORE INCOME AND SOCIAL CONTRIBUTION TAXES		65,182,000	43,792,157	34,868,415

INCOME AND SOCIAL CONTRIBUTION TAXES
Current	16	(10,233,280)	(6,865,868)	(5,382,549)
Deferred	16	354,066	—	—

NET INCOME		55,302,786	36,926,289	29,485,866

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA. STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMEBR 31, 2007, 2006 AND 2005 (In Brazilian reais - R$)

	Note	Capital	Capital reserve tax incentive reserve	Retained earnings	Total

BALANCES AS OF DECEMBER 31, 2004 (Unaudited)		20,264,840	4,016,634	47,320,839	71,602,313

Net income		—	—	29,485,866	29,485,866
Interest on capital		—	—	(6,006,867)	(6,006,867)
Dividend payment		—	—	(5,827,350)	(5,827,350)

BALANCES AS OF DECEMBER 31, 2005		20,264,840	4,016,634	64,972,488	89,253,962

Net income		—	—	36,926,289	36,926,289
Interest on capital		—	—	(6,388,428)	(6,388,428)
Capital payment		7,730,999	—	—	7,730,999
Dividend payment		—	—	(8,100,846)	(8,100,846)

BALANCES AS OF DECEMBER 31, 2006 (Unaudited)		27,995,839	4,016,634	87,409,503	119,421,976

Net income		—	—	55,302,786	55,302,786
Interest on capital	10	—	—	(8,023,604)	(8,023,604)
Capital payment	15	4,104,161	(4,016,634)	(87,527)	—
Dividend payment		—	—	(14,395,995)	(14,395,995)

BALANCES AS OF DECEMBER 31, 2007		32,100,000	—	120,205,163	152,305,163

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CHANGES IN FINANCIAL POSITION
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In Brazilian reais - R$)

	Note	2007	2006	2005

		(Unaudited)
SOURCES OF FUNDS
Net income		55,302,786	36,926,289	29,485,866
Items not affecting working capital:
Depreciation and amortization		7,762,571	6,065,193	5,298,270
Equity in subsidiary	7	(28,928,191)	(18,653,847)	(15,675,236)
Exchange and monetary variation and interest on long-term liabilities		704,717	1,404,376	—
Net book value of property, plant and equipment impairment		38,482	195,010	663,802
Write-off of investments		88,420	—	2,311
Dividends received and receivable	7	18,344,360	12,173,872	8,810,323
Interest on capital receivable	7	2,534,227	2,925,718	3,072,736
Increase in payables to parent company		—	877,887	—
Increase in payables to related parties		—	6,204,499	—
Proceeds from loans and financing		25,408,647	12,331,605	15,685,741
Increase in long-term liabilities		321,000	345,692	106,637
Decrease in long-term assets		1,493,316	—	—

Total sources		83,070,335	60,796,294	47,450,450

USES OF FUNDS
Increase in deferred charges		94,583	644,206	507,844
Purchases of property, plant and equipment		11,545,909	19,762,593	14,820,995
Payment of dividends and interest on capital		22,419,599	14,489,274	11,834,217
Increase in receivables from parent company		6,224,344	563,183	45,537
Decrease in payables to parent company		1,061,325	—	3,098,730
Decrease in long-term liabilities		258,944	—	—
Increase in long-term assets		263,303	1,521,893	2,533,983
Transfer from long-term to current liabilities		20,610,027	5,598,444	13,218,409

Total uses		62,478,034	42,579,593	46,059,715

INCREASE IN WORKING CAPITAL		20,592,301	18,216,701	1,390,735

REPRESENTED BY:
Current assets:
At beginning of year		75,731,846	59,876,116	53,892,217
At end of year		116,918,634	75,731,846	59,876,116

Increase (decrease)		41,186,788	15,855,730	5,983,899

Current liabilities:
At beginning of year		32,676,055	35,037,026	30,443,862
At end of year		53,270,542	32,676,055	35,037,026

Increase (decrease)		20,594,487	(2,360,971)	4,593,164

INCREASE IN WORKING CAPITAL		20,592,301	18,216,701	1,390,735

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In Brazilian reais - R$)

	2007	2006	2005

		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITY
Net income	55,302,786	36,926,289	29,485,866
Adjustments to conciliate the result (income) to the cash funds generated by the operating activities:
Depreciation and amortization	7,762,571	6,065,193	5,298,270
Loss on sale of property and equipment	126,901	195,010	2,311
Equity in income of investee	(28,928,191)	(18,653,847)	(15,675,236)
Foreign exchange and interests on loan and financing	3,948,479	(2,679,486)	(2,307,985)
Deferred income and social contribution taxes	(354,066)	—	—
Change in assets and liabilities provided by (used in) cash:
Variations in assets and liabilities
Reduction (add) in trade accounts receivable	6,937,171	(6,574,036)	(7,348,394)
Reduction (add) in inventories	(9,980,434)	(459,505)	3,404,489
Addition in other accounts receivable	(9,537,941)	(6,673,439)	(4,120,371)
Reduction (add) in suppliers	1,903,252	926,521	(3,178,659)
Add in accounts payable and provisions	5,618,943	1,068,288	1,341,932
Dividends and interest on capital received	20,878,588	15,099,590	11,883,059
Interest of loans and financing paid	(2,999,090)	(846,000)	(1,236,044)
Income taxes and social contribution	(895,118)	(68,679)	(248,027)

Net cash provided by operating activities	49,783,851	24,325,899	17,301,211

CASH FLOWS FROM INVESTING ACTIVITIES
Aquisition of property, plant and equipment	(11,545,909)	(19,762,593)	(14,820,995)
Additions to deferred charges	(94,583)	(644,206)	(507,844)

Net cash (used in) by investing activities	(11,640,492)	(20,406,799)	(15,328,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends and interest on capital paid	(22,419,599)	(14,489,274)	(11,834,217)
Proceeds from loans and financing	49,941,090	81,180,000	17,797,795
Loans and financing paid	(32,419,000)	(66,376,000)	(7,436,807)

Net cash provided by (used in) financing activities	(4,897,509)	314,726	(1,473,229)

Net increase in cash and temporary cash investments	33,245,850	4,233,826	499,143
Statament of increase in cash funds
At the beginning of the year	7,338,497	3,104,671	2,605,528
At the end of the year	40,584,347	7,338,497	3,104,671

Net increase in cash and temporary cash investments	33,245,850	4,233,826	499,143

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.

NOTES TO THE FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007 AND 2006 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 (UNAUDITED) AND 2005 (Amounts in Brazilian reais – R$)

1.	OPERATIONS

Master Sistemas Automotivos Ltda. (“Company”) was established on April 24, 1986, and began operations in April 1987. The Company is engaged in the development, manufacturing, sale, assembly, distribution, importation and exportation of braking systems for buses, trailers, trucks, and their related parts and components.

2.	PRESENTATION OF FINANCIAL STATEMENTS

The financial statements have been prepared in conformity with the accounting practices adopted in Brazil described in Note 3, which are based on Brazilian Corporate Law and differ in certain respects from accounting principles generally accepted in the United States of America (“U.S. GAAP”). See Note 19 for a discussion of these differences and a reconciliation of stockholders’ equity and net income presented under accounting practices adopted in Brazil to U.S. GAAP.

3.	SIGNIFICANT ACCOUNTING PRACTICES

Significant accounting practices adopted by the Company are presented as follows:

3.1. Temporary cash investments

Represented by fixed-income funds and stated at original values plus income earned through the balance sheet date.

3.2. Allowance for doubtful accounts

The Company assesses the risk of losses on trade accounts receivable to verify the need to record an allowance for doubtful accounts. As of December 31, there was no need for such an allowance.

3.3. Inventories

Stated at average acquisition or production cost, not in excess of market value.

3.4. Provision for loss on investments

Recorded in an amount considered sufficient to cover any losses on investments.

3.5. Receivables from and payables to parent company

Stated at original amount plus income earned and expense incurred through the balance sheet date. Interest rates for these operations are in line with market rates.

3.6. Investments

Investment in the non-consolidated subsidiary is accounted for under the equity method of accounting. Equity in the subsidiary is recorded under the caption “Operating Income (Expenses)”.

3.7. Property, plant and equipment

Recorded at cost of acquisition plus monetary adjustment through December 31, 1995. Depreciation is calculated using the straight-line method at the annual rates stated in Note 8, based upon the estimated economic useful lives of the assets.

3.8. Deferred charges

Recorded at cost and amortized using the straight-line method at the rate of 20% per year from the date the related projects start operations.

3.9. Loans and financing

Subject to monetary and exchange variations and interest through the balance sheet date.

3.10. Income and social contribution taxes

Income tax is calculated on income adjusted pursuant to tax legislation at the rate of 15% plus a 10% surtax on annual taxable income in excess of R$240,000 and social contribution tax is calculated at the rate of 9%.

4.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable as of December 31 are presented as follows:

	2007	2006

		(Unaudited)
Trade accounts receivable from third parties – domestic market	18,327,327	17,474,050
Trade accounts receivable from related parties – domestic market	4,165,178	2,782,049
Trade accounts receivable from third parties – foreign market	1,522,006	1,251,678
Trade accounts receivable from related parties – foreign market	8,042,546	17,486,451

Total	32,057,057	38,994,228

5.	RECOVERABLE TAXES

Recoverable taxes as of December 31 are presented as follows:

	2007	2006

		(Unaudited)

IPI (federal VAT)	23,145	30,057
ICMS (state VAT)	1,391,154	2,075,890
ICMS on fixed asset acquisitions	3,344,047	3,602,379
PIS (tax on revenue)	109,691	456,580
PIS on fixed asset acquisitions	518,155	547,970
COFINS (tax on revenue)	517,401	1,743,883
COFINS on fixed asset acquisitions	2,387,042	2,524,082
CS (social contribution tax)	—	34,793
Other	17,868	17,868

Total	8,308,503	11,033,502

Current	4,688,703	5,920,386
Long-term	3,619,800	5,113,116

The balance of recoverable taxes recorded in long-term assets is composed of ICMS, PIS and COFINS on acquisitions of fixed assets, which are recoverable in 48 months according to current legislation.

6.	INVENTORIES

Inventories as of December 31 are presented as follows:

	2007	2006

		(Unaudited)
Finished goods	964,242	540,674
Work in process	5,998,204	3,030,961
Raw materials and other	19,322,159	10,904,810
Advances to suppliers	559,462	2,178,146
Imports in transit	327,162	536,204

Total	27,171,229	17,190,795

7.	INVESTMENT IN NON-CONSOLIDATED SUBSIDIARY

The investment in the subsidiary Suspensys Sistemas Automotivos Ltda. as of December 31, 2007 and 2006 is presented as follows:

	2007	2006

		(Unaudited)
Capital	34,233,159	34,233,159
Shareholders’ equity – adjusted	100,662,892	85,686,592
Interest on capital payable	(4,765,645)	(5,501,848)
Dividends paid	(21,267,794)	(24,666,990)
Dividends payable	(22,333,636)	(6,179,388)
Net income	54,399,818	35,078,787

Ownership interest (%)	53.18%	53.18%
Number of shares	53,177	53,177

Beginning balance of investment in subsidiary	45,479,903	41,925,646
Interest on capital receivable	(2,534,227)	(2,925,718)
Dividends receivable	(9,633,014)	(3,286,013)
Dividends received	(8,711,346)	(8,887,859)
Equity in subsidiary´s earnings	28,928,191	18,653,847

Ending balance	53,529,507	45,479,903

As established by the joint venture agreement and ratified by the shareholders in the meeting minutes for approval of profit allocation, Randon S.A.- Implementos e Participações, a shareholder of Suspensys, is entitled to receive non-proportional dividends.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 are presented as follows:

	Annual depreciation rate	2007			2006

	(%)	Cost	Accumulated depreciation	Net	Net

					(Unaudited)
Land	—	2,703,024	—	2,703,024	2,703,024
Buildings	4	11,541,137	(2,719,420)	8,821,717	5,016,724
Machinery and equipment	15	69,290,773	(34,476,448)	34,814,325	33,522,443
Molds and dies	15	13,541,301	(9,141,284)	4,400,017	4,681,906
Improvements and installations	4 and 10	2,077,424	(830,502)	1,246,922	643,270
Furniture and fixtures	10	2,758,434	(1,313,008)	1,445,426	1,635,610
Vehicles	20 and 30	1,674,642	(1,038,329)	636,313	140,093
Computer equipment and peripherals	20	2,088,476	(1,484,135)	604,341	532,475

Advances to suppliers	—	366,852	—	366,852	735,137
Property, plant and equipment in progress	—	2,028,164	—	2,028,164	3,654,370

Total		108,070,227	(51,003,126)	57,067,101	53,265,052

Machinery and equipment with a residual value of R$668,563 and R$1,121,900 were provided as collateral on loans from the BNDES (National Bank for Economic and Social Development), by the Company and its subsidiary Suspensys Sistemas Automotivos Ltda., respectively.

9.	LOANS AND FINANCING

Loans and financing were obtained to finance the modernization of the industrial facilities in order to increase production capacity and develop quality processes, in addition to financing exports and imports. The loans and financing were obtained from several financial institutions through funds obtained by such institutions from the BNDES (National Bank for Economic and Social Development).

As of December 31, the balance of loans and financing is presented as follows:

		2007	2006

			(Unaudited)
Type:	Financial charges
Working capital / exports
Bank Credit - Exin	US dollar exchange variation plus interest of 2.70% p.a.	2,667,172	—
Bank Credit – Exin	TJLP (long-term interest rate) plus interest of 2.70% p.a.	12,349,171	—
ACC Financing (Advance on foreign exchange contracts)	US dollar exchange variation plus interest of 5.25% to 5.80% p.a.	4,513,197	9,784,005

Financing
Financing from BNDES	TJLP plus interest of 2.5% to 5% p.a.	19,290,537	6,152,310
FINEP – study and project financing	Interest of 4% p.a. plus 6% in excess of TJLP	9,368,687	10,492,940
FINAME – machinery and equipment financing	UMBNDES (foreign currencies) plus interest of 4% p.a.	493,291	806,878
FINAME – machinery and equipment financing	Interest of 4% to 5.5% p.a. plus 6% in excess of TJLP	2,306,422	2,841,548
FININP – machinery and equipment financing	US dollar exchange variation plus LIBOR+ 1% to 4.4% p.a.	3,923,024	5,600,489
Financing from BNDES	Exchange variation plus interest of 2.5% p.a.	1,465,292	199,520

Total		56,376,793	35,877,690

Current		27,047,033	14,007,122
Long-term		29,329,760	21,870,568

Maturities of long-term debts are as follows:

R$

2009	8,697,119
2010	8,471,107
2011	6,322,303
2012	4,342,608
2013 and thereafter	1,496,623

Total	29,329,760

The loans and financing from the BNDES are collateralized by the financed machinery and equipment.

10.	INTEREST ON CAPITAL

In 2007, the Company recorded interest on capital in the amount of R$8,023,604 (R$6,388,428 - unaudited in 2006), by applying the TJLP (long-term interest rate) for the period between January and December of the respective year on shareholders’ equity balance for December of the prior year, observing the greater of 50% of pre-tax income or 50% of retained earnings. The Company has also set aside R$14,395,995 of the income for the year for a dividend payment to shareholders.

In accordance with tax legislation, the amount recorded as interest on capital was entirely deducted from the calculation of income and social contribution taxes, resulting in a tax benefit of R$2,728,025 (R$2,172,066 - unaudited in 2006). For the purpose of these financial statements, such interest on capital was considered as dividends and was recorded as a reduction of retained earnings in shareholders’ equity.

Additionally, the Company recorded financial income from the interest on capital receivable from the subsidiary Suspensys Sistemas Automotivos Ltda., in the total amount of R$2,534,227 (R$2,925,718 - unaudited in 2006), which, for purposes of disclosure and adjustment to accounting practices, was reclassified to investments.

11.	RELATED-PARTY TRANSACTIONS

Transactions and balances with related parties as of and for the year ended December, 31 are presented as follows:

	Randon Group (*)			ArvinMeritor Group (**)			Total

	2007	2006	2005	2007	2006	2005	2007	2006	2005

	(Unaudited)			(Unaudited)			(Unaudited)
Trade accounts receivable –net	2,208,557	1,136,238		9,999,167	19,132,262		12,207,724	20,268,500
Advances to suppliers	17,684	43,347		—	—		17,684	43,347
Interest on capital receivable	2,154,093	2,486,860		—	—		2,154,093	2,486,860
Dividends receivable	9,633,014	3,286,013		—	—		9,633,014	3,286,013
Receivables from parent company	6,833,064	608,720		—	—		6,833,064	608,720
Payables to parent company	—	981,175		—	—		—	981,175
Payables to related parties	—	—		4,043,798	6,101,196		4,043,798	6,101,196
Other receivables	641,680	700,028		—	—		641,680	700,028
Other payables	—	—		1,010,948	—		1,010,948	—
Trade accounts payable	248,002	218,050		425,220	916,105		673,222	1,134,155
Interest on capital payable	3,478,232	2,769,383		3,341,831	2,660,781		6,820,063	5,430,164

Sales of products and goods – net	56,960,063	43,440,005	62,278,104	57,993,612	78,263,851	68,162,806	114,953,675	121,703,856	130,440,910
Purchases of products and services – net	16,077,333	22,224,489	31,601,268	4,513,588	13,199,242	12,263,245	20,590,921	35,423,731	43,864,513
Financial income	165,696	1,178	—	1,400,592	171,221	—	1,566,288	172,399	—
Financial expenses	94,140	121,873	1,062,123	354,142	67,918	—	448,282	189,791	1,062,123
Commission expenses	739,327	133,050	131,003	50,952	19,757	143,352	790,279	152,807	274,355
Administrative expenses	2,957,942	2,700,320	2,054,315	—	—	—	2,957,942	2,700,320	2,054,315

The receivables from and payables to the parent company Randon S.A. Implementos e Participações are adjusted according to the financial market rates (“DI-extra” issued by Andima [National Association of Financial Market Institutions).

The payables to related parties pertain to accounts payable to ArvinMeritor Inc. for the import of machinery by the Company.

Commercial transactions

The commercial transactions with related parties observed the prices and terms established by the agreement signed between the parties. The agreement takes into account the term, volume and specifications of the products purchased by the related parties, which are not comparable to sales to unrelated parties.

(*) Includes:

Randon S.A. Implementos e Participações (Parent Company), Fras-Le S.A., Fras-Le Argentina S.A., Fras-Le Andina Comercio y Representacion Ltda., Jost Brasil Sistemas Automotivos Ltda., Randon Veículos Ltda., Randon Argentina, and Suspensys Sistemas Automotivos Ltda,.

(**) Includes:

ArvinMeritor do Brasil Sistemas Automotivos Ltda., Meritor Automotive Inc., Meritor Heavy Vehicle Systems LLC., Meritor HVS Ltd, ArvinMeritor Qri, ArvinMeritor Columbus, Arvin Meritor Inc. ArvinMeritor CVS, ArvinMeritor Frankfurt, and Sisamex Sistemas Automotrices.

12. PENSION PLAN

The Company co-sponsors RANDONPREV, a defined contribution pension plan under a capitalization regime whose main objective is to provide benefits that supplement those provided by the government plans. An actuarial review was carried out by an independent actuary as of December 31, 2007, and the Company’s obligations in the amount of R$28,600 (R$73,493 - unaudited in 2006) have been duly accrued. The expenses totaled R$176,484 and R$174,821 (unaudited) for the years ended December 31, 2007 and 2006, respectively.

13. CONTINGENCIES

There are contingencies of a general nature with respect to taxes since it is not possible to secure definite and final approval of income tax returns, and tax laws in general are indefinite and dependent upon administrative interpretations, which are subject to changes.

The Company, through its attorneys, has challenged at the administrative and judicial level the collection of certain taxes, labor and civil proceedings. Based on the opinion of its attorneys, the Company recorded a reserve for contingencies in the amount of R$774,423 (R$453,423 -unaudited in 2006) to cover probable losses that may result from the final outcome of such proceedings. The contingent liabilities as of December 31, 2007 are presented as follows:

	Likelihood of loss

Contingencies	Probable	Possible	Remote

Civil	—	—	8,968
Labor		340,600	—
Tax	774,423	—	4,456,953
Social security	—	19,171	1,072,515

Total	774,423	359,771	5,538,436

The Company has administrative proceedings in progress for which, based on the opinion of its attorneys and in accordance with Brazilian accounting practices, no reserves for contingencies have been recorded since the proceedings have been assessed to have a possible or remote loss. The main proceedings with risk of remote loss are presented as follows:

Tax

a)

Income tax, social contribution on net profit and withholding income tax – refers to a tax assessment in the amount of R$3,089,470, arising from payments of commissions to agents abroad. The amount includes principal, penalties and interest;

b)

Deemed IPI credit – refers to notices issued by the Federal Revenue Service in the total amount of R$1,333,642, whereby the tax authority denied the Company’s request for deemed credit refund and demanded payment of the tax. The amount includes principal, penalties and interest.

Social Security

	a)	Refers to INSS (social security contribution) tax assessment in the total amount of R$1,072,515, because of the non-payment of payroll charges on employee profit sharing.

14.	FINANCIAL INSTRUMENTS

In order to reduce the exposure to exchange variation on export financing, the Company has US$8,400,000 in forward contracts.

The Company’s net exposure to foreign exchange risk as of December 31 is presented as follows:

	2007	2006

		(Unaudited)
Foreign customers (US$)	9,564,552	18,738,129
Foreign suppliers (US$)	(6,388,662)	(1,383,554)
Loans and financing (US$)	(8,548,779)	(5,800,009)
Loans and financing (basket of currencies)	(806,878)	(806,878)
Advances on export contracts (US$)	(4,428,250)	(9,784,005)

Net exposure	(10,608,017)	963,683
Derivative contracts	14,878,920	—

	4,270,903	963,683

The Company believes that the known or estimated fair values of financial instruments as of December 31, 2007 do not differ significantly from the carrying amounts in the financial statements.

15.	CAPITAL

Subscribed capital is represented by 32,100,000 shares with a par value of R$ 1.00 each, held by the following shareholders as of December 31, 2007:

	R$	%

Randon S.A. Implementos e Participações	16,371,000	51
Arvinmeritor do Brasil Sistemas Automotivos Ltda.	15,729,000	49

Total	32,100,000	100

Pursuant to amendment No. 19 to the articles of organization, on March 26, 2007 the Company’s capital was increased from R$ 27,995,839 to 32,100,000 using the tax-incentive investment reserve in the amount of R$ 4,016,634 and part of the retained earnings reserve in the amount of R$ 87,527.

16.     INCOME AND SOCIAL CONTRIBUTION TAXES

a) Reconciliation of income and social contribution taxes as of December 31:

	2007		2006		2005

			(Unaudited)

	Income tax	Social contribution tax	Income tax	Social contribution tax	Income tax	Social contribution tax

Income before income and social contribution taxes	65,182,000	65,182,000	43,792,157	43,792,157	34,868,415	34,868,415
Statutory rate	15%+10%	9%	15%+10%	9%	15%+10%	9%

Income and social contribution taxes at statutory rates	16,295,500	5,866,380	10,948,039	3,941,294	8,717,104	3,138,157
Effect of taxes on
Interest on capital expense	(2,005,901)	(722,124)	(1,597,107)	(574,959)	(1,501,717)	(540,618)
Interest on capital income	633,557	228,080	731,429	263,315	768,184	276,546
Other	—	—	62,114	(4,010)	7,559	(23,695)
Equity in subsidiary	(7,232,048)	(2,603,537)	(4,663,462)	(1,678,846)	(3,918,809)	(1,410,771)
Net permanent additions	(288,419)	(173,072)	(322,931)	(144,245)	14,859	2,366

	(8,892,811)	(3,270,653)	(5,789,957)	(2,138,745)	(4,629,924)	(1,696,172)
Income and social contribution taxes before deductions	7,402,689	2,595,727	5,158,082	1,802,549	4,087,180	1,441,985
Income tax deductions and other adjustments	(119,202)	—	(94,763)	—	(146,616)	—

Provision for income and social contribution taxes	7,283,487	2,595,727	5,063,319	1,802,549	3,940,564	1,441,985

Current income and social contribution taxes	7,543,830	2,689,450	5,063,319	1,802,549	3,940,564	1,441,985
Deferred income and social contribution taxes	(260,343)	(93,723)	—	—	—	—

b) Deferred income and social contribution taxes as of December 31:

	Temporary differences	Deferred income and social contribution taxes 2007

Temporary differences:
Provision for warranties	262,352	89,200
Reserve for contingencies	774,423	263,303
Provision for collective labor agreement	4,596	1,563

	1,041,371	354,066

17.     FINANCIAL INCOME (EXPENSES)

Net financial income and expenses for the year ended December 31 are presented as follows:

	2007	2006	2005

	(Unaudited)
Financial income:
Exchange gains on liabilities	6,961,401	6,668,707	5,131,312
Income from temporary cash investments	2,769,186	710,043	45,376
Earnings from derivative operations	61,442	1,360,362	270,008
Income from loan agreements	165,696	1,178	—
Other financial income	1,112,136	906,345	368,557

	11,069,861	9,646,635	5,815,253

Financial expenses:
Exchange losses on assets	(4,756,923)	(4,904,798)	(4,424,697)
Interest on financing	(3,880,898)	(2,418,691)	(2,375,482)
Losses from derivative operations	(189,650)	(912,238)	—
Losses from swap operations	—	(399,525)	(1,704,721)
Expenses on loan agreements	(94,141)	(121,873)	(1,062,123)
Other financial expenses	(842,134)	(2,100,802)	(1,710,466)

	(9,763,746)	(10,857,927)	(11,277,489)

Financial income (expenses)	1,306,115	(1,211,292)	(5,462,236)

18.     AMENDMENT TO BRAZILIAN CORPORATE LAW, EFFECTIVE JANUARY 2008

On December 28, 2007, Law No. 11638/07 was enacted, altering, revoking and adding new provisions to the Brazilian Corporate Law, especially with respect to chapter XV, Fiscal Year and Financial Statements. This Law is effective for fiscal years beginning on or after January 1, 2008 and was designed primarily to update the Brazilian Corporate Law, so as to enable the convergence of Brazilian accounting practices with international accounting standards (IFRS) and allow the Brazilian Securities Commission (CVM) to issue new accounting standards and procedures, in conformity with such international accounting standards. Certain of these changes shall be applied as of the beginning of the next fiscal year while others are subject to regulation by regulatory agencies.

The main changes can be summarized as follows:

•	Replacement of the statement of changes in financial position by the statement of cash flows.

•	A new requirement for the presentation of a statement of value added.

•

Possibility of maintaining separate accounting records for purposes of complying with tax legislation and reflecting necessary adjustments in order to prepare the financial statements in conformity with Brazilian Corporate Law.

•	Requirement of periodic analysis of the recoverability of amounts recorded in property, plant and equipment, intangible assets and deferred charges.

•	Requirement that certain long-term assets and liabilities be recorded at present value and, if material, for certain short-term assets and liabilities.

•	Introduction of the concept of large companies and the requirement that such companies be audited by independent auditors registered with the Brazilian Securities Commission (CVM);

•

Requirement to record under the caption property, plant and equipment those rights in tangible assets that are maintained or used in the operations of the Company’s business, including those rights received as a result of transactions that transfer the benefits, risks and controls of such assets to the Company (e.g., capital leases).

As these changes have been introduced recently, and some of them are still subject to interpretation by regulatory agencies, management has not yet been able to assess all the effects that such changes may have on the financial statements and the results of operations for the following years.

19.	SUMMARY AND RECONCILIATION OF THE DIFFERENCES BETWEEN ACCOUNTING PRACTICES ADOPTED IN BRAZIL (BR GAAP) AND ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA (U.S. GAAP)

The financial statements of the Company are prepared in accordance with BR GAAP. Note 3 to the consolidated financial statements summarizes the accounting policies adopted by the Company. BR GAAP differs from U.S. GAAP in certain significant respects, which are summarized below:

(a) Supplementary inflation restatement in 1996 and 1997 for U.S. GAAP

Under BR GAAP, inflation accounting was discontinued effective January 1, 1996. Prior to that date, BR GAAP statements included indexation adjustments which partially accounted for the effect of inflation on property, plant and equipment, investments, deferred charges (collectively referred to as “Permanent assets”) and shareholders’ equity, and reported the net charge or credit in the statement of operations.

Under U.S. GAAP, Brazil ceased to be treated as a highly inflationary economy starting January 1, 1998. Therefore the financial information for purposes of U.S. GAAP for the two-year period ended December 31, 1997 includes additional inflation restatement adjustments made by applying the IGP-M to permanent assets and shareholders’ equity.

(b) Deferred Charges

BR GAAP allows the deferral of pre-operating expenses and certain expenses related to research and development. Under BR GAAP, these items are amortized over a period of five to ten years. Under U.S. GAAP, these are recorded as expenses when incurred.

(c) Capitalization of interest in relation to construction in progress

Under accounting practices adopted in Brazil, prior to January 1, 1996 the Company was not required to capitalize the interest cost of borrowed funds as part of the cost of the related asset. Under U.S. GAAP, capitalization of borrowed funds during construction of major facilities is recognized as part of the cost of the related assets. Under Brazilian GAAP exchange losses on foreign currency denominated assets and liabilities are capitalized. Under U.S. GAAP, capitalization of exchange losses is not permitted.

(d) Pension Plan Surplus

Under Brazilian GAAP, the excess of the fair value of the pension plan assets over the projected benefit obligation is not recognized as an asset on the balance sheet. Under U.S. GAAP, the asset is recognized on the balance sheet as prepaid pension cost.

(e) Accounting for derivative instruments

Under BR GAAP, derivative instruments are recorded at cost plus accrued interest. Under BR GAAP, there is no specific standard addressing accounting of financial derivative instruments other than for financial institutions.

Under U.S. GAAP, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires that a company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

(f) Effects of U.S. GAAP adjustments on equity investee

Suspensys Sistemas Automotivos Ltda. (“Suspensys”) is accounted for using the equity method of accounting under BR GAAP. The principal U.S. GAAP adjustments that affect the Company’s accounting for the results of Suspensys are as follows:

•	Deferred charges

•	Capitalization of interest

•	Pension plan surplus

•	Deferred income tax on the above adjustments

The effect of these adjustments is included as “U.S. GAAP adjustments on equity in earnings of Suspensys”, a line item in the reconciliation of net income (loss) and shareholders’ equity.

(g) Cash and Cash Equivalents

Under U.S. GAAP, cash equivalents are defined as short-term, highly liquid investments, which are both readily convertible to known amounts of cash and have original maturities of 90 days or less. The Company holds certain highly liquid, low risk financial investments, comprised principally of high quality government debt, which are classified as cash equivalents under BR GAAP. Under U.S. GAAP, since these investments have original maturities of over 90 days, such investments do not qualify as cash equivalents. The effect of this difference in classification on the Company’s balance sheets and statements of cash flows for the periods presented is as follows:

	2007	2006	2005

		(Unaudited)	(Unaudited)

Cash and cash equivalents under Brazilian GAAP	40,584,347	7,338,497	3,104,671
Reclassification of temporary investments	(40,054,976)	(7,034,505)	(3,015,973)

Cash and cash equivalents under U.S. GAAP	529,371	303,992	88,698

Cash Flows	2007	2006	2005

		(Unaudited)	(Unaudited)

Investing activities under Brazilian GAAP	(11,640,492)	(20,406,799)	(15,328,839)
Cash flows relating to temporary cash investments under U.S. GAAP	(33,020,471)	(4,018,532)	(798,866)

Investing activities under U.S. GAAP	(44,660,963)	(24,425,331)	(16,127,705)

Cash and cash equivalents at beginning of the year under Brazilian GAAP	7,338,497	3,104,671	2,605,528
Reclassification of temporary cash investments at beginning of the year	(7,034,505)	(3,015,973)	(2,217,107)

Cash and cash equivalents at beginning of the year under U.S. GAAP	303,992	88,698	388,421

Increase in cash and cash equivalents under Brazilian GAAP	33,245,850	4,233,826	499,143
Cash flows relating to temporary cash investments under U.S. GAAP	(33,020,471)	(4,018,532)	(798,866)

Cash and cash equivalents at end of year under U.S. GAAP	529,371	303,992	88,698

          (h) Reconciliation of principal differences between BR GAAP and U.S. GAAP

	Reference	2007	2006

			(Unaudited)

Net income under BR GAAP		55,302,786	36,926,289

Additional indexation of property and equipment from 1995 to 1997, net	20 (a)	(39,359)	(39,068)
Deferred charges, net	20 (b)	(37,389)	(642,393)
Interest capitalization, net	20 (c)	111,465	204,026
Pension plan surplus	20 (d)	(15,510)	20,100
Fair value adjustment on derivative instruments	20 (f)	(351,560)	(53,266)
Equity investee (Suspensys)		408,627	(88,686)
Deferred income tax on the above adjustments		(44,630)	212,824

Net income under U.S. GAAP		55,334,430	36,539,826

	Reference	2007	2006

			(Unaudited)

Shareholders’ equity under BR GAAP		152,305,163	119,421,976

Additional indexation of property and equipment from 1995 to 1997, net	20 (a)	193,884	233,243
Deferred charges, net	20 (b)	(1,581,146)	(1,543,757)
Interest capitalization, net	20 (c)	464,939	353,474
Pension plan surplus	20 (d)	177,194	169,178
Fair value adjustment on derivative instruments	20 (e)	(351,560)	—
Equity investee (Suspensys investment)	20 (f)	(1,326,905)	(1,735,532)
Deferred income tax on the above adjustments		317,270	361,900

Shareholders’ equity under U.S. GAAP		150,198,839	117,260,482

Suspensys Sistemas Automotivos Ltda.

Financial Statements
As of December 31, 2007 and 2006 and For the Years Ended December 31, 2007, 2006, and 2005 and the Independent Auditors’ Report

Deloitte Touche Tohmatsu Auditores Independentes

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Suspensys Sistemas Automotivos Ltda.

We have audited the accompanying balance sheets of Suspensys Sistemas Automotivos Ltda. (“Company”), a company incorporated in Brazil, as of December 31, 2007 and 2006 and the related statements of income, changes in shareholders’ equity and changes in financial position for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting practices adopted in Brazil.

Accounting practices adopted in Brazil vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences as of December 31, 2007 and 2006 and for the years then ended is presented in Note 20 to the financial statements.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of cash flow for the years ended December 31, 2007, 2006 and 2005 are presented for purposes of additional analysis and are not a required part of the basic financial statements prepared in accordance with accounting practices adopted in Brazil. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ DELOITTE TOUCHE TOHMATSU AUDITORES INDEPENDENTES DELOITTE TOUCHE TOHMATSU AUDITORES INDEPENDENTES Porto Alegre, Brazil June 20, 2008

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA. BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006 (In Brazilians reais - R$)

	Note	2007	2006

ASSETS
CURRENT ASSETS
Cash and banks		5,582,271	8,484,705
Temporary cash investments		34,491,116	22,939,806
Trade accounts receivable	4	82,396,699	44,341,507
Recoverable taxes	5	7,248,029	3,667,148
Inventories	6	45,947,719	22,780,908
Prepaid expenses		271,802	232,834
Deferred income and social contribution taxes	17	2,042,374	63,638
Other receivables		580,087	699,808

Total current assets		178,560,097	103,210,354

NONCURRENT ASSETS
Long-term assets:
Receivables from parent company	10	1,755,492	889,120
Recoverable taxes	5	2,445,950	3,054,939
Other receivables		323,369	451,891

Total long-term assets		4,524,811	4,395,950

Permanent assets:
Property, plant, equipment, net	7	49,793,824	49,051,260
Deferred charges	8	4,290,082	5,329,780

Total permanent assets		54,083,906	54,381,040

Total noncurrent assets		58,608,717	58,776,990

TOTAL ASSETS		237,168,814	161,987,344

	Note	2007	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade accounts payable		39,833,852	28,339,783
Loans and financing	9	22,798,408	5,338,502
Advances from customers		350,337	347,921
Taxes payable		4,231,020	1,237,196
Salaries payable		1,004,097	617,812
Accrued vacation and related charges		3,815,220	2,480,638
Dividends and interest on capital payable		26,384,433	10,855,959
Employee and management profit sharing		5,310,000	2,905,000
Other payables		3,209,284	1,645,988

Total current liabilities		106,936,651	53,768,799

NONCURRENT LIABILITIES
Long-term liabilities:
Loans and financing	9	29,286,271	21,634,278
Payables to parent company	10	146,580	761,255
Reserve for contingencies	12	136,420	136,420

Total noncurrent liabilities		29,569,271	22,531,953

SHAREHOLDERS’ EQUITY
Capital	15	34,233,159	34,233,159
Tax incentive reserve		37,057,898	28,114,341
Retained earnings		29,371,835	23,339,092

Total shareholders’ equity		100,662,892	85,686,592

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		237,168,814	161,987,344

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA. STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (In Brazilian reais - R$)

	Note	2007	2006	2005

GROSS SALES
Sales of products and goods in the domestic market		801,663,822	535,415,896	572,904,465
Sales of products and goods in the foreign market		41,646,102	31,077,558	19,982,320
Provision of services		12,837	6,030	42,786

		843,322,761	566,499,484	592,929,571

DEDUCTIONS
Taxes on sales		(189,393,653)	(128,965,132)	(136,296,048)
Discounts and rebates		(7,737,748)	(7,236,208)	(11,592,211)

NET SALES		646,191,360	430,298,144	445,041,312

COST OF PRODUCTS AND SERVICES		(522,819,497)	(354,061,843)	(375,007,556)

GROSS PROFIT		123,371,863	76,236,301	70,033,756

OPERATING INCOME (EXPENSES)
Selling expenses		(20,214,696)	(11,929,939)	(13,627,681)
General and administrative expenses		(14,760,292)	(12,596,244)	(12,717,063)
Financial income	18	6,967,222	6,333,011	7,058,620
Financial expenses	18	(9,345,445)	(6,028,151)	(7,138,670)
Other operating income (expense), net		(7,347,891)	(3,128,780)	(2,446,475)

		(44,701,102)	(27,350,103)	(28,871,269)

INCOME FROM OPERATIONS		78,670,761	48,886,198	41,162,487
NONOPERATING INCOME (EXPENSES), NET		(34,250)	(87,351)	(47,912)

INCOME BEFORE INCOME AND SOCIAL CONTRIBUTION TAXES		78,636,511	48,798,847	41,114,575

INCOME AND SOCIAL CONTRIBUTION TAXES
Current	17	(26,215,429)	(13,783,698)	(11,637,101)
Deferred	17	1,978,736	63,638	—

NET INCOME		54,399,818	35,078,787	29,477,474

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In Brazilian reais - R$)

	Note	Capital	Capital reserve tax incentive reserve	Retained earnings	Total

BALANCES AS OF DECEMBER 31, 2004		34,233,159	9,984,581	27,577,295	71,795,035

Dividends paid		—	—	(12,530,239)	(12,530,239)
Dividends paid - Randon		—	—	(10,100,000)	(10,100,000)
Tax incentive - Fundopem		—	10,302,915	—	10,302,915
Net income		—	—	29,477,474	29,477,474
Dividends payable		—	—	(4,037,681)	(4,037,681)
Interest on capital		—	—	(5,778,318)	(5,778,318)

BALANCES AS OF DECEMBER 31, 2005		34,233,159	20,287,496	24,608,531	79,129,186

Dividends paid		—	—	(16,713,728)	(16,713,728)
Dividends paid - Randon		—	—	(7,953,262)	(7,953,262)
Tax incentive - Fundopem	16	—	7,826,845	—	7,826,845
Net income		—	—	35,078,787	35,078,787
Dividends payable		—	—	(6,179,388)	(6,179,388)
Interest on capital	13	—	—	(5,501,848)	(5,501,848)

BALANCES AS OF DECEMBER 31, 2006		34,233,159	28,114,341	23,339,092	85,686,592

Dividends payable		—	—	(18,115,000)	(18,115,000)
Dividends paid - Randon		—	—	(4,886,000)	(4,886,000)
Dividends payable - Randon		—	—	(4,218,636)	(4,218,636)
Tax incentive - Fundopem	16	—	8,943,557	—	8,943,557
Net income		—	—	54,399,818	54,399,818
Dividends paid		—	—	(16,381,794)	(16,381,794)
Interest on capital	13	—	—	(4,765,645)	(4,765,645)

BALANCES AS OF DECEMBER 31, 2007		34,233,159	37,057,898	29,371,835	100,662,892

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA. STATEMENTS OF CHANGES IN FINANCIAL POSITION FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (In Brazilian reais - R$)

	Note	2007	2006	2005

SOURCES OF FUNDS
Net income		54,399,818	35,078,787	29,477,474
Items not affecting working capital:
Depreciation and amortization		12,892,012	11,513,990	10,779,044
Net book value of property, plant and equipment impairment		131,831	230,033	310,348
Reserve for contingencies		—	—	136,420
Exchange and monetary variation and interest on long-term liabilities		(939,098)	71,148	(1,486,200)
Proceeds from loans and financing		30,680,427	6,796,598	5,179,595
Tax incentive - Fundopem	16	8,943,557	7,826,845	10,302,915
Decrease in long-term assets		—	4,559,065	—

Total sources		106,108,547	66,076,466	54,699,596

USES OF FUNDS
Purchases of property, plant and equipment		12,416,664	13,812,748	12,274,754
Increase in deferred charges		310,044	1,497,871	2,675,230
Increase in long-term assets		128,862	—	5,964,753
Payment of dividends and interest on capital		48,367,074	36,348,226	32,446,238
Decrease in long-term liabilities		614,676	4,192	372,246
Transfer from long-term to current liabilities		22,089,336	4,251,601	5,367,729

Total uses		83,926,656	55,914,638	59,100,950

INCREASE (DECREASE) IN WORKING CAPITAL		22,181,891	10,161,828	(4,401,354)

REPRESENTED BY:
Current assets
At beginning of year		103,210,354	87,167,866	99,675,812
At end of year		178,560,097	103,210,354	87,167,867

Increase (decrease)		75,349,743	16,042,488	(12,507,945)

Current liabilities:
At beginning of year		53,768,799	47,888,139	55,994,730
At end of year		106,936,651	53,768,799	47,888,139

Increase (decrease)		53,167,852	5,880,660	(8,106,591)

INCREASE (DECREASE) IN WORKING CAPITAL		22,181,891	10,161,828	(4,401,354)

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In Brazilian reais - R$)

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITY
Net income	54,399,818	35,078,787	29,477,474
Adjustments to conciliate the result (income) to the cash funds generated by the operating activities:
Depreciation and amortization	12,892,012	11,513,990	10,779,044
Loss on sale of property and equipment	131,831	230,033	310,348
Foreign exchange and interests on loan and financing	2,620,899	(427,663)	3,131,055
VAT Fiscal Incentive (Fundopem)	8,943,557	7,826,845	10,302,915
Deferred income and social contribution taxes	(1,978,736)	(63,638)	—

Change in assets and liabilities provided by (used in) cash:
Variations in assets and liabilities
Reduction (addition) in trade accounts receivable	(38,055,192)	(13,762,313)	21,205,213
Reduction (addition) in inventories	(23,166,811)	(2,389,259)	7,404,995
Reduction (addition) in other accounts receivable	(3,628,992)	5,324,880	(6,515,614)
Reduction (addition) in suppliers	11,494,069	7,621,126	(7,170,843)
Reduction (addition) in accounts payable and provisions	6,105,876	793,440	(1,455,714)
Interest of loans and financing paid	(3,081,000)	(2,163,998)	(2,989,239)
Income taxes and social contribution	1,964,850	—	—

Net cash provided by operating activities	28,642,181	49,582,230	64,479,634

CASH FLOWS FROM INVESTING ACTIVITIES
Aquisition of property, plant and equipment	(12,416,664)	(13,812,748)	(12,274,754)
Additions to deferred charges	(310,044)	(1,497,871)	(2,675,230)

Net cash used in by investing activities	(12,726,708)	(15,310,619)	(14,949,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends and interest on capital paid	(32,838,597)	(34,441,520)	(28,802,511)
Proceeds from loans and financing	30,680,000	7,075,000	7,472,278
Loans and financing paid	(5,108,000)	(6,312,000)	(11,522,745)

Net cash used in financing activities	(7,266,597)	(33,678,520)	(32,852,978)

Net increase in cash and temporary cash investments	8,648,876	593,091	16,676,672
Statament of increase in cash funds
At the beginning of the year	31,424,511	30,831,420	14,154,748
At the end of the year	40,073,387	31,424,511	30,831,420

Net increase in cash and temporary cash investments	8,648,876	593,091	16,676,672

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006 AND FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Amounts in Brazilian reais – R$)

1.	OPERATIONS

Suspensys Sistemas Automotivos Ltda. (“Company”) was established on October 1, 2002, and is engaged in the manufacturing and sale of air and mechanical suspensions for trucks, buses and trailers, trailer axles, third axles and hubs and drums for trucks, buses and trailers, and providing technical assistance for its products.

2.	PRESENTATION OF FINANCIAL STATEMENTS

The financial statements have been prepared in conformity with the accounting practices adopted in Brazil described in Note 3, which are based on Brazilian Corporate Law and differ in certain respects from accounting principles generally accepted in the United States of America (“U.S. GAAP”). See Note 20 for a discussion of these differences and a reconciliation of stockholders’ equity and net income presented under accounting practices adopted in Brazil to U.S. GAAP.

3.	SIGNIFICANT ACCOUNTING PRACTICES

Significant accounting practices adopted by the Company are:

3.1. Temporary cash investments

Represented by fixed-income funds and stated at original values plus income earned through the balance sheet date.

3.2. Allowance for doubtful accounts

The Company assesses the risk of losses on trade accounts receivable to verify the need to record an allowance for doubtful accounts. As of December 31, there was no need for such an allowance.

3.3. Inventories

Stated at average acquisition or production cost, not in excess of market value.

3.4. Property, plant and equipment

Recorded at cost of acquisition plus monetary adjustment through December 31, 1995. Depreciation is calculated using the straight-line method at the annual rates stated in Note 7, based upon the estimated economic useful lives of the assets.

3.5. Deferred charges

Refer to pre-operating expenses and costs of development of projects and are recorded at cost, less accumulated amortization. Amortization is calculated using the straight-line method for a period of 5 years.

3.6. Loans and financing

Subject to monetary and exchange variations and interest through the balance sheet date.

3.7. Receivables from and payables to the parent company

Stated at original amount plus income earned and expenses incurred through the balance sheet date.

3.8. Income and social contribution taxes

Income tax is calculated on income adjusted pursuant to tax legislation at the rate of 15% plus a 10% surtax on monthly taxable income in excess of R$20,000 and social contribution tax is calculated at the rate of 9%. Deferred income and social contribution taxes on temporary additions and deductions, controlled in Part “B” of LALUR (Taxable Income Computation Book), are recorded under the caption “Deferred Income and Social Contribution Taxes”.

6.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable as of December 31 are presented as follows:

	2007	2006

Trade accounts receivable from third parties – domestic market	69,372,821	36,279,301
Trade accounts receivable from third parties – foreign market	1,531,919	1,667,488
Trade accounts receivable from related parties – domestic market	1,471,874	1,043,008
Trade accounts receivable from related parties – foreign market	10,020,085	13,081,319
Advances on export contracts – related parties	—	(7,729,609)

Total	82,396,699	44,341,507

5.	RECOVERABLE TAXES

Recoverable taxes as of December 31 are presented as follows:

	2007	2006

IPI (federal VAT)	1,550,365	24,068
ICMS (state VAT)	3,595,256	518,792
PIS (tax on revenue)	2	64,675
COFINS (tax on revenue)	10	324,403
IRPJ (corporate income tax) and CS (social contribution tax)	32,621	758,775
ICMS on fixed asset acquisitions	2,222,291	2,663,411
PIS on fixed asset acquisitions	408,812	422,010
COFINS on fixed asset acquisitions	1,884,622	1,945,953

Total	9,693,979	6,722,087

Current	7,248,029	3,667,148
Long-term	2,445,950	3,054,939

The balance of recoverable taxes recorded in long-term assets is composed of ICMS, PIS and COFINS on acquisitions of fixed assets, which are recoverable in 48 months according to current legislation.

6.	INVENTORIES

Inventories as of December 31 are presented as follows:

	2007	2006

Finished goods	3,139,608	485,534
Goods for resale	—	1,220,529
Work in process	10,882,823	5,088,146
Raw materials	31,669,522	15,836,046
Advances to suppliers	38,646	33,394
Imports in transit	217,120	117,259

Total	45,947,719	22,780,908

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 is presented as follows:

	Annual depreciation rate (%)	2007			2006

		Cost	Accumulated Depreciation	Net	Net

Land	—	1,647,503	—	1,647,503	1,647,503
Buildings	4	14,302,412	(2,140,518)	12,161,894	12,393,495
Machinery and equipment	10 to 20	82,506,333	(55,892,103)	26,614,230	26,690,610
Molds and dies	10 to 20	5,008,229	(1,936,281)	3,071,948	1,920,289
Installations	10	2,573,497	(823,163)	1,750,334	1,605,616
Furniture and fixtures	10	1,083,970	(339,521)	744,449	722,147
Vehicles	20	446,641	(266,805)	179,836	161,762
Computer equipment and software	20	3,313,122	(1,742,482)	1,570,640	1,242,366
Advances to suppliers	—	590,438	—	590,438	221,671
Property, plant and equipment in progress	—	1,462,552	—	1,462,552	2,445,801

Total		112,934,697	(63,140,873)	49,793,824	49,051,260

8.	DEFERRED CHARGES

Deferred charges as of December 31 are presented as follows:

	2007	2006

Costs of studies and projects	5,553,639	5,669,547
Pre-operating expenses	—	3,364,378
Accumulated amortization	(1,263,557)	(3,704,145)

Total	4,290,082	5,329,780

9.	LOANS AND FINANCING

Loans and financing were obtained to finance the construction of the industrial facilities, development of quality processes, and financing machine imports. The loans and financing were obtained from several financial institutions through funds obtained by such institutions from the BNDES (National Bank for Economic and Social Development).

As of December 31, Loans and Financing balances are presented as follows:

Type:	Financial Charges	2007	2006

Import/export:
ACC Financing (Advance on foreign exchange contracts)	Exchange variation + 8.30% p.a.	—	44,385
Financing:
FINAME – machinery and equipment financing (Bradesco)	URTJLP + 5% p.a.	85,021	246,639
FINAME – machinery and equipment financing (Unibanco)	URTJLP + 4.8% p.a.	240,348	268,257
BNDES – subloan A	URTJLP + 4.5% p.a.	2,963,130	3,996,629
BNDES – subloan A/C	Exchange variation + 2.5% p.a.	1,424,587	598,563
BNDES – subloan B	URTJLP + 4.5% p.a.	7,632,070	10,294,031
BNDES – subloan B	URTJLP + 3.0% p.a.	15,154,123	5,427,257
BNDES – subloan C	UMBND + 4.5% p.a.	1,740,444	2,831,796
BNDES – subloan D	URTJLP + 2.5% p.a.	919,658	—
BRADESCO - FINEP	TJLP + 0.50% p.a.	3,797,228	—
BRADESCO - EXIM	Exchange variation + 2.7% p.a.	2,664,977	—
BRADESCO - EXIM	TJLP + 2.7% p.a.	12,199,238	—
Machinery import financing:
FININP – Bradesco Bank	Exchange variation +2.5% p.a.	1,557,158	2,150,901
FININP – ABN	Exchange variation +2.9% p.a.	851,346	668,009
FININP – ABN	Exchange variation +2.5% p.a.	855,351	446,313

Total		52,084,679	26,972,780

Current		22,798,408	5,338,502
Long-term		29,286,271	21,634,278

URTJLP = reference unit of Brazilian long-term interest rate

Maturities of long-term debts are presented as follows:

2007

2009	9,426,150
2010	8,337,428
2011	4,550,139
2012	4,493,596
2013	2,478,958

Total	29,286,271

The loans and financing from the BNDES and FINAME are collateralized by the financed machinery and equipment of the Company and its shareholders.

10.	RELATED-PARTY TRANSACTIONS

Transactions and balances with related parties as of December 31 are presented as follows:

	Randon Companies (*)			Arvin Meritor (**)			Total

	2007	2006	2005	2007	2006	2005	2007	2006	2005

Balance Sheet
Trade accounts receivable - net	4,011,534	1,140,057		7,480,425	5,254,661		11,491,959	6,394,718
Payables to parent company	146,580	761,255		—	—		146,580	761,255
Receivables from parent company	1,755,492	889,120		—	—		1,755,492	889,120
Other receivables	—	133,368		—	—		—	133,368
Commissions payable	—	—		290,669	141,482		290,669	141,482
Trade accounts payable	3,924,011	664,155		—	—		3,924,011	664,155

Statements of Income

Sales of products, goods and services – net	140,471,954	139,808,543	140,890,884	36,104,249	31,455,944	17,481,718	176,576,203	171,264,487	158,372,602
Purchases of products, goods and services - net	44,007,187	38,127,040	43,563,702	452,500	4,995,618	—	44,459,687	43,122,658	43,563,702
Purchases of ICMS credits	3,540,358	5,220,000	6,245,000	—	—	—	3,540,358	5,220,000	6,245,000
Financial expenses	18,010	13,399	—	—	—	—	18,010	13,399	—
Financial income	113,272	551,354	1,451,962	—	—	—	113,272	551,354	1,451,962

Commission expenses	—	—	—	355,050	244,586	334,275	355,050	244,586	334,275
General and administrative expenses	4,648,517	4,456,513	3,760,807	—	—	—	4,648,517	4,456,513	3,760,807

The payables to and receivables from the parent company Randon S.A. Implementos e Participações are adjusted according to the financial market rates (“DI-extra” issued by Andima [National Association of Financial Market Institutions]).

General and administrative expenses refer to the allocation of corporate costs and administrative assistance services incurred by the parent company Randon S.A. Implementos e Participações.

Commercial transactions

The commercial transactions with related parties observed the prices and terms established by the agreement signed between the parties. The agreement takes into account the term, volume and specifications of the products purchased by the related parties, which are not comparable to sales to unrelated parties.

	(*)	Includes:	Randon S.A. Implementos e Participações, Randon Veículos Ltda., Jost Brasil Sistemas Automotivos Ltda., Master Sistemas Automotivos Ltda., Fras-le Argentina and Randon Argentina

	(**)	Includes:	Meritor Heavy Vehicle Systems LLC and Meritor do Brasil Ltda.

11.	PENSION PLAN

The Company co-sponsors RANDONPREV, a defined contribution pension plan under a capitalization regime whose main objective is to provide benefits that supplement those provided by the government plans. The pension plan expenses included in the statements of income for the years ended December 31, 2007 and 2006 totaled R$263,029 and R$214,664, respectively.

12.	CONTINGENCIES

The Company, through its attorneys, has challenged at the administrative and judicial level the collection of certain taxes, labor and civil proceedings. Based on the opinion of its attorneys, the Company recorded a reserve for contingencies in the amount of R$136,420 to cover probable losses that may result from the final outcome of such proceedings. The contingent liabilities as of December 31, 2007 are as follows:

Contingencies	Likelihood of loss

	Probable	Possible	Remote

Civil	—	—	169,151
Labor	136,420	217,795	10,191
Tax	—	—	2,972,347

Total	136,420	217,795	3,151,689

The Company has administrative proceedings in progress for which, based on the opinion of its attorneys and in accordance with Brazilian accounting practices, no reserves have been recorded since the proceedings have been assessed to have a possible or remote loss. The main proceedings with risk of remote loss are:

Tax

a)

ICMS (state VAT) – The Company was assessed for an alleged irregularity in the calculation of the ICMS reduction benefit through the FUNDOMPEM/NOSSO EMPREGO program (see note 16). The total amount, including principal, penalties and interest, is R$7,800,886.

On January 24, 2007, as a result of the defense presented by the Company against the above-mentioned infraction notice, the ICMS debt was recalculated by tax authorities. Based on the notice sent by tax authorities to the Company at that date, management estimates that the total amount of the tax assessment will be reduced to approximately R$2,100,000, including principal, penalties and interest.

13.	DIVIDENDS AND INTEREST ON CAPITAL PAYABLE

In 2007, the Company recorded interest on capital in the amount of R$4,765,645 (R$5,501,848 in 2006), by applying the TJLP (long-term interest rate) for the period between January and December, 2007 on shareholders’ equity, observing the greater of 50% of pre-tax income or 50% of retained earnings.

In accordance with tax legislation, the amount recorded as interest on capital was entirely deducted from the calculation of income and social contribution taxes, resulting in a tax benefit of R$1,620,319 (R$1,870,628 in 2006). For the purpose of these financial statements, such interest on capital was considered as dividends and was recorded as a reduction of retained earnings in shareholders’ equity.

14.	FINANCIAL INSTRUMENTS

The Company’s net exposure to the foreign exchange risk as of December 31 is presented as follows:

	2007	2006

Foreign customers – net (US$)	(11,552,004)	(7,019,198)
Foreign suppliers (US$)	287,877	342,373
Advances on foreign exchange contracts (US$)	—	44,385
Financing (currency basket)	2,746,372	2,831,796
Financing from BNDES US$	1,409,628	598,563
Machinery import financing (US$)	2,408,503	2,150,901
Machinery import financing (YEN)	855,352	1,114,322
Financing EXIM (US$)	2,664,977	—

Payables to parent company – machine import financing (Euro)	146,580	761,255

Foreign exchange exposure	(1,032,715)	824,397

The known or estimated fair values of financial instruments as of December 31, 2007 and 2006 do not differ significantly from the carrying amounts in the financial statements. The Company did not enter into any derivative operations and there are no operations that have been recorded in the financial statements.

15.	CAPITAL

Subscribed capital is represented by 100,000 shares totaling R$34,233,159, held by the following shareholders as of December 31, 2007:

	Shares	R$	%

Randon S.A. Implementos e Participações	22,881	7,832,889	22.881
Master Sistemas Automotivos Ltda.	53,177	18,204,167	53.177
Meritor Heavy Vehicle Systems, LLC.	23,942	8,196,103	23.942

Total	100,000	34,233,159	100.000

On April 30, 2007, the Company paid dividends in the amount of R$16,381,794, out of net income for the year ended December 31, 2006, proportionate to the shareholders’ interest.

On December 31, 2007, the Company paid dividends in the amount of R$18,115,000 out of net income for the year. Additionally, in 2007 the Company paid dividends in the amount of R$9,104,636 to the shareholder Randon S.A. Implementos e Participações.

As established by the joint venture agreement and ratified by the shareholders in the meeting minutes for approval of profit allocation, Randon S.A.- Implementos e Participações is entitled to receive non-proportional dividends in the amount of the tax benefit from Fundopem.

16.	TAX INCENTIVE RESERVE

Refers to tax incentives obtained in 2007 in the amount of R$8,943,557 (R$7,826,845 in 2006) from the FUNDOPEM/ NOSSO EMPREGO Program. This ICMS reduction benefit granted to the Company is calculated on a monthly basis and is contingent upon the creation of direct or indirect jobs in the State of Rio Grande do Sul.

17.	INCOME AND SOCIAL CONTRIBUTION TAXES

	a)	Reconciliation of income and social contribution taxes for the year ended December 31, 2007 with the amount that results from applying statutory rates is presented as follows:

	2007		2006		2005

	Income tax	Social contribution tax	Income tax	Social contribution tax	Income tax	Social contribution tax

Income before income and social contribution taxes	78,636,511	78,636,511	48,798,847	48,798,847	41,114,575	41,114,575
Statutory rate	15%+10%	9%	15%+10%	9%	15%+10%	9%

Income and social contribution taxes at statutory rates	19,659,128	7,077,286	12,199,712	4,391,896	10,278,644	3,700,312
Effect of taxes on:
Interest on capital expense	(1,191,411)	(428,908)	(1,375,462)	(495,166)	(1,444,580)	(520,049)
Permanent additions, net	(462,313)	(226,389)	(609,305)	(273,903)	148,915	10,409
Other	—	—	—	—	(198,114)	(56,138)

	(1,653,724)	(655,297)	(1,984,767)	(769,069)	(1,493,779)	(565,778)
Income and social contribution taxes before deductions	18,005,404	6,421,989	10,214,945	3,622,827	8,784,865	3,134,534

Income tax deductions and other adjustments	(190,700)	—	(117,712)	—	(282,298)	—

Provision for income and social contribution taxes	17,814,704	6,421,989	10,097,233	3,622,827	8,502,567	3,134,534

Current income and social contribution taxes	19,225,054	6,990,375	10,137,673	3,646,025	8,502,567	3,134,534
Deferred income and social contribution taxes	(1,410,350)	(568,386)	(40,440)	(23,198)	—	—

b)	Deferred income and social contribution taxes as of December 31 are presented as follows:

	2007		2006

	Temporary differences	Deferred income and social contribution taxes	Temporary differences	Deferred income and social contribution taxes

Temporary differences
Provision for management profit sharing	1,880,000	639,200	—	—
Provision for employee profit sharing	2,660,000	904,400	—	—
Provision for director profit sharing	770,000	69,300	—	—
Provision for collective labor agreement	144,496	49,129	121,310	29,957
Reserve for contingencies	136,420	46,383	136,420	33,681
Provision for warrantees	918,097	312,152	—	—
Other provisions	64,147	21,810	—	—

Total	6,573,160	2,042,374	257,730	63,638

18.	FINANCIAL INCOME (EXPENSES)

Net financial income (expenses) for the year ended December 31, are presented as follows:

	2007	2006	2005

Financial income
Income from temporary cash investments	2,976,622	3,279,401	3,618,748
Interest received and discounts obtained	73,836	47,366	271,048
Exchange gains on liabilities	3,916,764	3,006,244	3,168,824

	6,967,222	6,333,011	7,058,620

Financial expenses
Interest on loans and financing	(3,968,983)	(2,667,118)	(3,188,919)
Bank expenses	(96,949)	(76,837)	(73,077)
Exchange losses on assets	(3,871,499)	(2,305,727)	(2,469,558)
Other	(1,408,014)	(978,469)	(1,407,116)

	(9,345,445)	6,028,151	(7,138,670)

Net financial income (expenses)	(2,378,223)	304,860	(80,050)

19.	AMENDMENT TO BRAZILIAN CORPORATE LAW, EFFECTIVE JANUARY 2008

On December 28, 2007, Law No. 11638/07 was enacted, altering, revoking and adding new provisions to the Brazilian Corporate Law, especially with respect to chapter XV, Fiscal Year and Financial Statements. This Law is effective for fiscal years beginning on or after January 1, 2008 and was designed primarily to update the Brazilian Corporate Law, so as to enable the convergence of Brazilian accounting practices with international accounting standards (IFRS) and allow the Brazilian Securities Commission (CVM) to issue new accounting standards and procedures, in conformity with such international accounting standards. Certain of these changes shall be applied as of the beginning of the next fiscal year while others are subject to regulation by regulatory agencies.

The main changes can be summarized as follows:

	•	Replacement of the statement of changes in financial position by the statement of cash flows.

	•	A new requirement for the presentation of a statement of value added.

•

Possibility of maintaining separate accounting records for purposes of complying with tax legislation and reflecting necessary adjustments in order to prepare the financial statements in conformity with Brazilian Corporate Law.

•

Creation of two new account groups: (i) intangible assets and (ii) valuation adjustments to shareholders’ equity, in order to record certain fair value adjustments, mainly for financial instruments; foreign exchange rate variations on foreign investments accounted for under the equity method of accounting (through December 31, 2007, this adjustment was recorded in profit and loss account); and certain fair value adjustments related to assets and liabilities as a result of a merger between unrelated parties that results in the transfer of control.

	•	Requirement of periodic analysis of the recoverability of amounts recorded in property, plant and equipment, intangible assets and deferred charges.

	•	Requirement that certain long-term assets and liabilities be recorded at present value and, if material, for certain short-term assets and liabilities.

•

Revocation of items “c” and “d” of paragraph 1 of article 182 of Law No. 6404/76 that permitted to record (i) the premium received on issue of debentures and (ii) donations and government investment grants directly as capital reserves in shareholders’ equity. Such items are now required to be recorded as part of earnings in the income statement. Donations and government grants are allocated, after being recorded in earnings, to the tax incentive reserve.

	•	Introduction of the concept of large companies and the requirement that such companies be audited by independent auditors registered with the Brazilian Securities Commission (CVM);

•

Requirement to record under the caption property, plant and equipment those rights in tangible assets that are maintained or used in the operations of the Company’s business, including those rights received as a result of transactions that transfer the benefits, risks and controls of such assets to the Company (e.g. capital leases).

As these changes have been introduced recently, and some of them are still subject to interpretation by regulatory agencies, management has not yet been able to assess all the effects that such changes may have on the financial statements and the results of operations for the following years.

20.	SUMMARY AND RECONCILIATION OF THE DIFFERENCES BETWEEN ACCOUNTING PRACTICES ADOPTED IN BRAZIL (BR GAAP) AND ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA (U.S. GAAP)

The financial statements of the Company are prepared in accordance with BR GAAP. Note 3 to the consolidated financial statements summarizes the accounting policies adopted by the Company. BR GAAP differs from U.S. GAAP in certain significant respects, which are summarized below:

(a) Deferred Charges

BR GAAP allows the deferral of pre-operating expenses and certain expenses related to research and development. Under BR GAAP, these items are amortized over a period of five to ten years. Under U.S. GAAP, these are recorded as expenses when incurred.

(b) VAT Tax Incentive (Fundopem)

Under BR GAAP, as described in Note 16, tax incentives relating to certain state taxes on revenues are recorded directly in shareholders’ equity. Under U.S. GAAP, these taxes incentives are recorded in the income statement

(c) Capitalization of interest in relation to construction in progress

Under accounting practices adopted in Brazil, prior to January 1, 1996 the Company was not required to capitalize the interest cost of borrowed funds as part of the cost of the related asset. Under U.S. GAAP, capitalization of borrowed funds during construction of major facilities is recognized as part of the cost of the related assets.

Under Brazilian GAAP exchange losses on foreign currency denominated assets and liabilities are capitalized. Under U.S. GAAP, capitalization of exchange losses is not permitted.

(d) Pension Plan Surplus

Under Brazilian GAAP, the excess of the fair value of the pension plan assets over the projected benefit obligation is not recognized as an asset on the balance sheet. Under U.S. GAAP, the asset is recognized on the balance sheet as prepaid pension cost.

(e) Dividends

Under BR GAAP, proposed dividends are accounted for in the financial statements in anticipation of their approval by the shareholders’ meeting. Distributions characterized as interest on shareholders’ equity as well as minimum compulsory dividends are accrued for under both BR GAAP and U.S. GAAP. Any excess of proposed dividends over either the minimum compulsory dividend or distributions characterized as interest on shareholders’ equity would not be accounted for under U.S. GAAP, if such proposed dividends are subject to approval at the annual Shareholders’ Meeting. As the proposed dividends did not exceed the minimum compulsory dividend for all periods presented, no adjustment was required in the reconciliation of shareholders’ equity.

(f) Cash and Cash Equivalents

Under U.S. GAAP, cash equivalents are defined as short-term, highly liquid investments, which are both readily convertible to known amounts of cash and have original maturities of 90 days or less. The Company holds certain highly liquid, low risk financial investments, comprised principally of high quality government debt, which are classified as cash equivalents under BR GAAP. Under U.S. GAAP, since these investments have original maturities of over 90 days, such investments do not qualify as cash equivalents. The effect of this difference in classification on the Company’s balance sheets and statements of cash flows for the periods presented is as follows:

	2007	2006	2005

			(Unaudited)
Cash and cash equivalents under Brazilian GAAP	40,073,387	31,424,511	30,831,420

Reclassification of temporary investments	(34,491,116)	(22,939,806)	(28,625,221)

Cash and cash equivalents under U.S. GAAP	5,582,271	8,484,705	2,206,199

Cash Flows	2007	2006	2005

			(Unaudited)
Investing activities under Brazilian GAAP	(12,726,708)	(15,310,619)	(14,949,984)
Cash flows relating to temporary cash investments under U.S. GAAP	(11,551,310)	5,685,415	(18,363,476)

Investing activities under US GAAP	(24,278,018)	(9,625,204)	(33,313,460)

Cash and cash equivalents at beginning of the year under Brazilian GAAP	31,424,511	30,831,420	14,154,748
Reclassification of temporary cash investments at beginning of the year	(22,939,806)	(28,625,221)	(10,261,745)

Cash and cash equivalents at beginning of the year under US GAAP	8,484,705	2,206,199	3,893,003

Increase in cash and cash equivalents under Brazilian GAAP	8,648,876	593,091	16,676,672
Cash flows relating to temporary cash investments under US GAAP	(11,551,310)	5,685,415	(18,363,476)

Cash and cash equivalents at end of year under US GAAP	5,582,271	8,484,705	2,206,199

(g) Reconciliation of principal differences between BR GAAP and U.S. GAAP

	Reference	2007	2006

Net income under BR GAAP		54,399,818	35,078,787
Deferred charges	20 (a)	1,039,698	(424,765)
VAT Tax incentive (Fundopem)	20 (b)	8,943,557	7,826,843
Interest capitalization	20 (c)	(5,501)	(5,500)
Pension plan surplus	20 (d)	55,736	35,166
Deferred income tax on the above adjustments		(370,578)	134,334

Net income under U.S. GAAP		64,062,730	42,644,865

	Reference	2007	2006

Shareholders’ equity under BRGAAP		100,662,892	85,686,592
Deferred charges	20 (a)	(4,290,082)	(5,329,780)
Reverse of dividends	20 (e)	4,218,636	—
Interest capitalization	20 (c)	115,190	120,691
Pension plan surplus	20 (d)	265,590	160,781
Deferred income tax on the above adjustments		1,414,041	1,784,619

Shareholders’ equity under U.S. GAAP		102,386,267	(82,422,903)

(2)	Financial Statement Schedule for the years ended September 30, 2007, 2006 and 2005. The following schedule was filed as part of the Annual Report filed with the SEC on November 19, 2007:

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

12	Computation of ratio of earnings to fixed charges. **

21	List of subsidiaries of ArvinMeritor. **

23-a	Consent of Vernon G. Baker, II, Esq., Senior Vice President and General Counsel of ArvinMeritor. **

23-b	Consent of Deloitte & Touche LLP. **

23-c	Consent of Bates White LLC. **

23-d	Consent of Deloitte Haskins & Sells (Chennai). ***

23-e	Consent of Deloitte Touche Tohmatsu, Brazil. ****

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of ArvinMeritor. **

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act. ****

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act. ****

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.****

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.****

* Management contract or compensatory plan or arrangement.

** Previously filed with the Registrant’s Form 10-K for the year ended September 30, 2007 filed with the SEC on November 19, 2007.

*** Previously filed with the Registrant’s Form 10-K/A for the year ended September 30, 2007 filed with the SEC on March 31, 2008.

****Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINMERITOR, INC.

	By:	/s/	Jeffrey A. Craig

Jeffrey A. Craig
Senior Vice President, Chief Financial Officer and Acting
Controller

Date: June 30, 2008