Form 10-Q
period 2008-06-30
ARVINMERITOR INC
filed 2008-08-05
CIK 1113256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2008

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

73,658,781 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on June 29, 2008.

INDEX

PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements:	Page
			No.
		Consolidated Statement of Operations - - Three and Nine Months
		Ended June 30, 2008 and 2007	2

		Consolidated Balance Sheet - -
		June 30, 2008 and September 30, 2007	3

		Condensed Consolidated Statement of Cash Flows - -
		Nine Months Ended June 30, 2008 and 2007	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	35

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	48

	Item 4.	Controls and Procedures	49

PART II.	OTHER INFORMATION:

	Item 1.	Legal Proceedings	49

	Item 1A.	Risk Factors	50

	Item 5.	Other Information	51

	Item 6.	Exhibits	52

Signatures			53

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
Sales	$2,003	$1,662	$5,447	$4,857
Cost of sales	(1,807)	(1,526)	(4,954)	(4,474)
GROSS MARGIN	196	136	493	383
Selling, general and administrative	(130)	(93)	(327)	(265)
Restructuring costs	(4)	(24)	(19)	(61)
Other income (expense), net	—	—	(1)	12
OPERATING INCOME	62	19	146	69
Equity in earnings of affiliates	12	10	29	24
Interest expense, net	(19)	(27)	(66)	(88)
INCOME BEFORE INCOME TAXES	55	2	109	5
Benefit (provision) for income taxes	3	(1)	(21)	(2)
Minority interests	(7)	(5)	(14)	(10)
INCOME (LOSS) FROM CONTINUING OPERATIONS	51	(4)	74	(7)
LOSS FROM DISCONTINUED OPERATIONS	(7)	(66)	(22)	(150)
NET INCOME (LOSS)	$44	$(70)	$52	$(157)

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.71	$(0.06)	$1.03	$(0.10)
Discontinued operations	(0.10)	(0.93)	(0.31)	(2.14)
Basic earnings (loss) per share	$0.61	$(0.99)	$0.72	$(2.24)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.70	$(0.06)	$1.02	$(0.10)
Discontinued operations	(0.10)	(0.93)	(0.30)	(2.14)
Diluted earnings (loss) per share	$0.60	$(0.99)	$0.72	$(2.24)

Basic average common shares outstanding	72.2	70.8	72.1	70.1
Diluted average common shares outstanding	72.9	70.8	72.6	70.1

Cash dividends per common share	$0.10	$0.10	$0.30	$0.30

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30,	September 30,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$432	$409
Receivables, trade and other, net	1,340	1,144
Receivables, EMCON Technologies Holdings Limited	16	79
Inventories	638	541
Other current assets	242	216
TOTAL CURRENT ASSETS	2,668	2,389
NET PROPERTY	771	738
GOODWILL	525	520
OTHER ASSETS	1,123	1,142
TOTAL ASSETS	$5,087	$4,789

LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$231	$18
Accounts payable	1,347	1,342
Liabilities, EMCON Technologies Holdings Limited	48	61
Other current liabilities	614	658
TOTAL CURRENT LIABILITIES	2,240	2,079
LONG-TERM DEBT	1,061	1,130
RETIREMENT BENEFITS	790	763
OTHER LIABILITIES	238	209
MINORITY INTERESTS	78	65
SHAREOWNERS’ EQUITY:
Common stock (June 30, 2008 and September 30, 2007, 73.7 and 72.6 shares issued and outstanding, respectively)	72	72
Additional paid-in capital	626	618
Retained earnings	152	128
Treasury stock (June 30, 2008 and September 30, 2007, 0.1 shares)	(3)	(3)
Accumulated other comprehensive loss	(167)	(272)
TOTAL SHAREOWNERS’ EQUITY	680	543
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$5,087	$4,789

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Nine Months Ended June 30,
	2008	2007
	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$52	$(157)
Less: loss from discontinued operations, net of tax	(22)	(150)
Income (loss) from continuing operations	74	(7)
Adjustments to income (loss) from continuing operations to arrive at operating cash flows provided by (used for) continuing operations:
Depreciation and amortization	106	96
Pension and retiree medical expense	78	99
Gain on divestitures	—	(2)
Adjustment to impairment reserves, net	—	(10)
Restructuring costs, net of payments	(7)	38
Loss on debt extinguishment	3	6
Other adjustments to income (loss) from continuing operations	(3)	6
Pension and retiree medical contributions	(62)	(182)
Proceeds from terminations of interest rate swaps	28	—
Changes in off-balance sheet receivable securitization and factoring	209	115
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	(403)	(231)
Cash flows provided by (used for) continuing operations	23	(72)
Cash flows used for discontinued operations	(17)	(118)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	6	(190)
INVESTING ACTIVITIES
Capital expenditures	(118)	(72)
Acquisitions of businesses and investments, net of cash acquired	(41)	(2)
Proceeds from disposition of property and businesses	9	11
Proceeds from investments and marketable securities	5	5
Net investing cash flows provided by discontinued operations	55	177
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(90)	119
FINANCING ACTIVITIES
Borrowings on accounts receivable securitization program	118	49
Issuance of convertible notes	—	200
Repayment of notes and term loan	(5)	(249)
Borrowings on lines of credit and other, net	8	—
Net change in debt	121	—
Debt issuance and extinguishment costs	(6)	(10)
Proceeds from exercise of stock options	—	21
Cash dividends	(23)	(21)
Other financing activities	—	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	92	(11)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	15	16
CHANGE IN CASH AND CASH EQUIVALENTS	23	(66)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	409	350
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$432	$284

See notes to consolidated financial statements.

1.	Basis of Presentation

ArvinMeritor, Inc. (the company or ArvinMeritor) is a global supplier of a broad range of integrated systems, modules and components serving commercial truck, trailer, light vehicle and specialty original equipment manufacturers (OEM) and certain aftermarkets. The consolidated financial statements are those of the company and its consolidated subsidiaries.

In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The results of operations for the nine months ended June 30, 2008, are not necessarily indicative of the results for the full year.

The company’s fiscal year ends on the Sunday nearest September 30. The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30. The third quarter of fiscal years 2008 and 2007 ended on June 29, 2008, and July 1, 2007, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and June 30 are used consistently throughout this report to represent the fiscal year end and third quarter end, respectively.

2.	Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards and convertible securities, if applicable.

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Basic average common shares outstanding	72.2	70.8	72.1	70.1
Impact of restricted stock	0.7	—	0.5	—
Diluted average common shares outstanding	72.9	70.8	72.6	70.1

At June 30, 2008, options to purchase 1.8 million shares of common stock were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would be anti-dilutive. The potential effects of restricted stock and stock options were excluded from the diluted earnings per share calculation for the three and nine months ended June 30, 2007 because their inclusion in a net loss period would reduce the net loss per share. Therefore, at June 30, 2007, options to purchase 2.9 million shares of common stock were excluded from the computation of diluted earnings per share. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the company’s average stock price during the quarter is less than the conversion price.

3.	New Accounting Standards

New accounting standards to be implemented:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS No. 157 will be applied prospectively and are not expected to have a material impact on the company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans, such as a retiree health care plan, on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. The recognition requirements of SFAS No. 158 were adopted by the company as of September 30, 2007. The initial adoption of SFAS No. 158 resulted in a reduction in shareowners’ equity of $357 million. This reduction is net of taxes of $193 million and is recorded in Accumulated Other Comprehensive Loss in the Consolidated Statement of Shareowners’ Equity. SFAS No. 158 also requires that companies measure the funded status of their defined benefit pension plans and other postretirement benefit plans as of the balance sheet date. Currently, the company uses a measurement date of June 30 for its defined benefit and other postretirement benefit plans. The measurement date provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2008 and will require the company to change its measurement date to September 30 from June 30.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115”, which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that choose to elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are currently assessing the potential impact, if any, of the standard on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. If a parent retains a noncontrolling equity investment in the former subsidiary, that investment is measured at its fair value. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and will be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements will be applied retrospectively for all periods presented. We are currently assessing the potential impact of the standard on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS 141R”), “Business Combinations”, which replaces SFAS No. 141, Business Combinations. SFAS No. 141R retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The new standard extends the acquisition method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses. It retains the guidance in Statement No. 141 for identifying and recognizing intangible assets separately from goodwill; however, it differs from Statement No. 141 in accounting for the negative goodwill and requires it to be recognized as a gain from a bargain purchase. The statement requires the acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R is not expected to have a material impact on the company’s consolidated financial position and results of operations.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” which requires expanded disclosures about derivative and hedging activities. SFAS No. 161 has the same scope as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. It encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing the potential impact of the standard on disclosures in the company’s consolidated financial statements.

Accounting standards implemented in fiscal year 2008:

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN No. 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle.

During the first quarter of fiscal year 2008, the company adopted FIN No. 48 and recognized a $5 million decrease to retained earnings in the consolidated balance sheet as of October 1, 2007 as the cumulative effect of a change in accounting principle. See Note 6 for further information regarding the adoption of FIN No. 48.

4.	Discontinued Operations

Emissions Technologies

The company’s Emissions Technologies (ET) business supplied exhaust systems and exhaust system components, including mufflers, exhaust pipes, catalytic converters, diesel particulate filters and exhaust manifolds, primarily to original equipment manufacturers. On May 17, 2007, the company sold its ET business to EMCON Technologies Holdings Limited (EMCON), a private equity affiliate of J.P. Morgan Securities Inc. Total consideration was $310 million, including cash, a $20 million note and the assumption of certain liabilities, and adjustments for working capital and other items (see below). The ET business and any charges associated with the sale of ET are reported in discontinued operations in the consolidated statement of operations, statement of cash flows and related notes for all periods presented.

Gross amounts due from (to) EMCON were $16 million and ($48) million, respectively, at June 30, 2008 and primarily relate to amounts received (paid) by EMCON associated with certain assets and liabilities of ET that were retained by the company. Gross amounts due from (to) EMCON were $79 million and ($61) million, respectively, at September 30, 2007. Included in the amount due from EMCON at September 30, 2007 was the final working capital purchase price adjustment of $28 million, which was received in the second quarter of fiscal year 2008. In addition, pre-sale funding obligations, which were recorded as a receivable from EMCON and an offsetting payable in the consolidated balance sheet at September 30, 2007, were settled in the second quarter of fiscal year 2008.

Also recorded as a receivable due from EMCON at September 30, 2007, were amounts deposited in escrow related to the purchase price consideration for certain assets and assumed liabilities. As of the May 17, 2007 closing date, assets and liabilities of certain businesses were not legally transferred to EMCON due to delays in certain procedures required to be completed by the buyer. Pursuant to the sale agreement, legal ownership was to be transferred upon receipt by the buyer of required licenses and establishment of appropriate entities to receive the transferred assets. Sale values were fixed and EMCON assumed operational control of the businesses as of the May 17, 2007 closing date. The steps required to complete the legal transfer were considered perfunctory by the company and the company recorded these assets and liabilities as sold and excluded them from the consolidated balance sheet effective on May 17, 2007. Consideration for these assets and assumed liabilities was deposited in an escrow account by EMCON. The legal transfer of these operations was completed and related proceeds were received by the company in fiscal year 2008.

In the third quarter of fiscal year 2008, the company recognized approximately $8 million of pre-tax additional costs ($19 million pre-tax during the first nine months of fiscal year 2008) related to the sale of the ET business. These costs are primarily related to revised estimates for certain pre-sale liabilities retained by the company. In the nine months ended June 30, 2007, the company recognized approximately $170 million of pre-tax loss related to the sale of ET.

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

In the third quarter of fiscal year 2007, the company recorded a non-cash impairment charge of $8 million to record its LVA European exhaust and filters business at fair value. This impairment charge is recorded in loss from discontinued operations in the consolidated statement of operations.

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

At September 30, 2007, $2 million of restructuring reserves primarily related to unpaid employee termination benefits are included in liabilities of continuing operations. At June 30, 2008, this amount was not significant (see Note 5).

Results of the discontinued operations are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales:
Emissions Technologies	$—	$440	$—	$2,143
Light Vehicle Aftermarket and other	1	59	7	159
Total Sales	$1	$499	$7	$2,302

Loss before income taxes	$(10)	$(77)	$(25)	$(182)
Benefit for income taxes	3	11	3	32
Loss from discontinued operations	$(7)	$(66)	$(22)	$(150)

5.	Restructuring Costs

At June 30, 2008 and September 30, 2007, $51 million and $59 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the nine months ended June 30, 2008 are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Balance at September 30, 2007	$59	$—	$—	$59
Activity during the period:
Charges to continuing operations	20	2	1	23
Asset write-offs	—	(2)	—	(2)
Cash payments	(27)	—	(1)	(28)
Reversals and adjustments	(4)	—	—	(4)
Currency translation and other	3	—	—	3
Balance at June 30, 2008	$51	$—	$—	$51

Performance Plus: During fiscal year 2007, the company launched a profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s Light Vehicle Systems (LVS) business recorded $19 million of net costs associated with this restructuring program in the first nine months of fiscal year 2008. Cumulative restructuring costs recorded for this program are $94 million as of June 30, 2008 and primarily relate to employee termination costs of $83 million in connection with a reduction of approximately 875 salaried and hourly employees. Remaining costs of this restructuring program will be incurred over the next several years.

6.	Income Taxes

For each interim reporting period, the company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis. Jurisdictions with a projected loss for the year or an actual year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective rate calculation could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections. In the first nine months of fiscal year 2008, the company recorded approximately $11 million of net favorable tax items discrete to this period primarily related to the favorable conclusion and settlement of certain tax audits and expiration of statute of limitations. These discrete items decreased the company’s effective tax rate for the nine months ended June 30, 2008.

As of June 30, 2008, the company had approximately $689 million in U.S. net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. However, many of these deferred tax assets will expire if they are not utilized within certain time periods. At this time, the company considers it more-likely-than-not that it will have U.S. taxable income in the future that will allow it to realize these deferred tax assets. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include: (a) historical operating results, (b) expectations of future earnings, and (c) tax planning strategies.

It is possible that some or all of these deferred tax assets could ultimately expire unused. Risk factors include (a) a slower then anticipated recovery in the fiscal year 2009 outlook for the company’s CVS segment, which has significant U.S. operations, (b) higher than planned volume or price reductions from the company’s key customers and (c) higher than planned material cost increases.

These risk factors are offset by the following strategic initiatives: (a) the company has undertaken numerous restructuring initiatives in 2007 which are expected to result in significant savings in future periods, (b) the continuing recovery of the commercial vehicle market in the United States in 2009, significantly benefiting the company and (c) the company is implementing a major cost reduction and value creation program that is expected to generate improvements in earnings in future periods.

On October 1, 2007, the company adopted FIN No. 48. The effect of applying the provisions of FIN No. 48 on the company’s consolidated balance sheet as of October 1, 2007 is as follows (in millions):

	Before		After
	Adoption		Adoption
	of FIN 48	Adjustments	of FIN 48
Non-current deferred income tax assets - other assets (see Note 13)	$781	$(99)	$682
Other assets (see Note 13)	361	42	403
Income taxes - other current liabilities (see Note 14)	(130)	97	(33)
Other liabilities (see Note 15)	(209)	(45)	(254)
Retained earnings	(128)	5	(123)

Upon adoption of FIN No. 48 as of October 1, 2007, the company had approximately $200 million of gross unrecognized tax benefits of which $151 million represents the amount that, if recognized, would favorably affect the effective income tax rate in future periods. At June 30, 2008, the amount of gross unrecognized tax benefits and the amount that would favorably affect the effective income tax rate in future periods are $175 million and $124 million, respectively. The change in the gross unrecognized tax benefit from October 1, 2007 to June 30, 2008 is primarily due to the favorable conclusion and settlement of certain tax audits and expiration of statute of limitations.

The company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. The company’s Canadian federal income tax returns for fiscal years 2003 through 2005 are currently under audit. The company’s French subsidiary is currently under audit for fiscal years 2005 through 2007. The company’s German subsidiary is under audit for fiscal years 2002 through 2006. In addition, the company is under audit in various U.S. state tax jurisdictions for various years. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could significantly change the company’s unrecognized tax benefits during the next twelve months. However, quantification of an estimated range cannot be made at this time.

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

The company’s continuing practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the consolidated statement of operations. At June 30, 2008 and at October 1, 2007, the company has recorded $4 million and $2 million, respectively, of interest on uncertain tax positions in the consolidated balance sheet. In addition, penalties of $9 million and $8 million were recorded at June 30, 2008 and October 1, 2007, respectively.

7.	Acquisitions and Divestitures

            On May 6, 2008, ArvinMeritor announced its intent to spin-off its LVS business to ArvinMeritor shareholders, with the commercial vehicle business – consisting of truck, trailer, specialty products and the commercial vehicle aftermarket – remaining with ArvinMeritor. The new LVS business will be named Arvin Innovation, Inc. (Arvin Innovation). ArvinMeritor plans to accomplish this separation through a distribution of Arvin Innovation shares to ArvinMeritor stockholders that is tax-free for U.S. federal income tax purposes. Immediately following the separation, the stockholders of ArvinMeritor will own 100 percent of Arvin Innovation. The company expects to complete the spin-off by May 2009.

On December 19, 2007, the company’s Commercial Vehicle Systems (CVS) business acquired Mascot Truck Parts Ltd (Mascot) for a cash purchase price of $19 million. Mascot remanufactures transmissions, drive axles, steering gears and drivelines. This acquisition did not have a material impact on the company’s consolidated financial position or results of operations for the nine months ended June 30, 2008.

8.	Accounts Receivable Securitization and Factoring

The company participates in an arrangement to sell trade receivables through certain of its European subsidiaries. Under the arrangement, the company sells up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the company’s consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. Costs associated with this securitization arrangement were $6 million and $3 million in the nine months ended June 30, 2008 and 2007, respectively, and are included in operating income in the consolidated statement of operations. The gross amount of proceeds received from the sale of receivables under this arrangement was $469 million and $396 million for the nine months ended June 30, 2008 and 2007, respectively. The company’s retained interest in receivables sold was $18 million and $5 million at June 30, 2008 and September 30, 2007, respectively. The company had utilized, net of retained interests, €112 million ($176 million) and €73 million ($104 million) of this accounts receivable securitization facility as of June 30, 2008 and September 30, 2007, respectively.

In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored receivables excluded from accounts receivable was $317 million and $181 million at June 30, 2008 and September 30, 2007, respectively. Costs associated with these factoring arrangements were $9 million and $3 million in the nine months ended June 30, 2008 and 2007, respectively, and are included in operating income in the consolidated statement of operations.

The company also participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $175 million program, which was established in September 2005, and amended in fiscal years 2006, 2007 and 2008, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet (see Note 16). At June 30, 2008, the company had utilized $118 million of this accounts receivable securitization facility. As of September 30, 2007, no amounts were outstanding under this program. Borrowings under this arrangement are collateralized by approximately $229 million of receivables held at ARC at June 30, 2008. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At June 30, 2008, the company was in compliance with all covenants. This accounts receivable securitization agreement expires in September 2008. However, the company intends to renew this facility with the current lender at that time.

9.	Other Income (Expense), net

Other income (expense), net comprised the following (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Gains on divestitures	$—	$—	$—	$2
Adjustment to impairment reserves, net	—	—	—	10
Environmental remediation costs	—	—	(1)	—
Other income (expense), net	$—	$—	$(1)	$12

10.	Inventories

Inventories are stated at the lower of cost (using first-in, first-out (FIFO) or average cost methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	June 30,	September 30,
	2008	2007
Finished goods	$245	$218
Work in process	114	103
Raw materials, parts and supplies	279	220
Total	$638	$541

11.	Other Current Assets

Other current assets are summarized as follows (in millions):

	June 30,	September 30,
	2008	2007
Current deferred income tax assets	$120	$111
Customer reimbursable tooling and engineering	26	22
Asbestos-related recoveries (see Note 19)	7	8
Investment in debt defeasance trust	7	6
Assets held for sale	4	19
Foreign currency hedge contracts (see Note 17)	16	6
Prepaid and other	62	44
Other current assets	$242	$216

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

The company holds certain assets for sale. These assets primarily relate to land and buildings that have been previously closed through restructuring and other rationalization actions. The company sold certain of these properties in the first nine months of fiscal year 2008 and expects to complete the sale of the remainder of these properties in fiscal year 2008.

12.	Goodwill

A summary of the changes in the carrying value of goodwill, by segment, is as follows (in millions):

	LVS	CVS	Total
Balance at September 30, 2007	$71	$449	$520
Acquisition of Mascot (see Note 7)	—	3	3
Foreign currency translation	—	2	2
Balance at June 30, 2008	$71	$454	$525

13.	Other Assets

Other assets are summarized as follows (in millions):

	June 30,	September 30,
	2008	2007
Non-current deferred income tax assets (see Note 6)	$724	$781
Investments in non-consolidated joint ventures	137	116
Long-term receivables (see Note 15)	46	47
Assets for uncertain tax positions (see Note 6)	31	—
Prepaid pension costs	33	32
Unamortized debt issuance costs	30	31
Capitalized software costs, net	26	25
Asbestos-related recoveries (see Note 19)	31	32
Note receivable due from EMCON, net of discount (see Note 4)	13	11
Patents, licenses and other intangible assets (less accumulated amortization: $4 at June 30, 2008 and September 30, 200 7)	5	3
Investment in debt defeasance trust	—	6
Other	47	58
Other assets	$1,123	$1,142

The note receivable due from EMCON bears interest at rate of 4 percent per annum and is payable in June 2012 or earlier upon a change in control. EMCON may prepay the note at any time. The company recorded the note, net of an $8 million and $9 million discount at June 30, 2008 and September 30, 2007, respectively, to reflect the difference between the stated rate per the agreement of 4 percent and the effective interest rate of approximately 9 percent. This discount will be amortized over the term of the note as interest income.

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

14.	Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 30,	September 30,
	2008	2007

Compensation and benefits	$240	$223
Income taxes (see Note 6)	27	130
Taxes other than income taxes	62	56
Product warranties	59	50
Restructuring (see Note 5)	51	59
AB Volvo joint venture payable	—	27
Asbestos-related liabilities (see Note 19)	14	11
Reserve for commercial dispute (see Note 19)	25	11
Interest	25	7
Environmental (see Note 19)	7	11
Current deferred income tax liabilities	7	6
Foreign currency hedge contracts (see Note 17)	26	5
Other	71	62
Other current liabilities	$614	$658

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

A summary of the changes in product warranties is as follows (in millions):

	Nine Months Ended
	June 30,
	2008	2007
Total product warranties -- beginning of period	$103	$122
Accruals for product warranties	52	45
Payments	(52)	(41)
Retained obligations due to EMCON	—	(13)
Product warranties assumed by EMCON	—	(11)
Change in estimates and other	4	(2)
Total product warranties – end of period	107	100
Less: Non-current product warranties (see Note 15)	(48)	(58)
Product warranties – current	$59	$42

15.	Other Liabilities

Other liabilities are summarized as follows (in millions):

	June 30,	September 30,
	2008	2007

Asbestos-related liabilities (see Note 19)	$39	$44
Non-current deferred income tax liabilities	6	6
Liabilities for uncertain tax positions (see Note 6)	48	—
Product warranties (see Note 14)	48	53
Environmental (see Note 19)	11	13
Long-term payable (see Note 13)	45	47
Other	41	46
Other liabilities	$238	$209

16.	Long-Term Debt

Long-term debt, net of discount where applicable, is summarized as follows (in millions):

	June 30,	September 30,
	2008	2007
6-3/4 percent notes due 2008	$—	$5
7-1/8 percent notes due 2009	6	6
6.8 percent notes due 2009	77	77
8-3/4 percent notes due 2012	276	276
8-1/8 percent notes due 2015	251	251
4.625 percent convertible notes due 2026(1)	300	300
4.0 percent convertible notes due 2027(1)	200	200
Accounts receivable securitization (see Note 8)	118	—
Lines of credit and other	32	20
Unamortized gain on swap unwind	32	9
Fair value adjustment of notes	—	4
Subtotal	1,292	1,148
Less: current maturities	(231)	(18)
Long-term debt	$1,061	$1,130

(1)      The 4.625 percent and 4.0 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively.

Senior Secured Credit Facilities

In October and December 2007, the company amended its revolving credit facility. Under the terms of the December amendment, the borrowing capacity of the revolving credit facility was reduced to $700 million from $900 million. The amended revolving credit facility replaced the existing financial covenants with new financial covenants based on (i) the ratio of the company’s senior secured indebtedness to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total senior secured-debt-to-EBITDA ratio, as defined in the agreement, no greater than 2.50x on the last day of any fiscal quarter through and including the fiscal quarter ending March 31, 2009 and (ii) 2.00 to 1.00 on the last day of any fiscal quarter thereafter. At June 30, 2008, the company was in compliance with all covenants. As a result of the amendments, the company recognized a $3 million loss on debt extinguishment associated with the write-off of debt issuance costs. The remaining unamortized debt issuance costs are being amortized over the remaining term of the amended credit facility.

Borrowings under the amended revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facility. At June 30, 2008, the margin over the LIBOR rate was 225 basis points, and the commitment fee was 50 basis points. The amended revolving credit facility includes a $150 million limit on the issuance of letters of credit. At June 30, 2008, and September 30, 2007, approximately $34 million and $30 million letters of credit, respectively, were issued. The company had an additional $12 million and $11 million outstanding at June 30, 2008 and at September 30, 2007, respectively, on letters of credit available through other facilities.

Borrowings under the amended revolving credit facility are collateralized by approximately $900 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

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

Accounts Receivable Securitization

The company participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs (see Note 8). Under this $175 million program, which was established in September 2005, and amended in fiscal years 2006, 2007 and 2008, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ARC. ARC funds these purchases with borrowings under a loan agreement with a bank. The weighted average interest rate on borrowings under this arrangement was approximately 3.10 percent at June 30, 2008. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by $229 million of eligible receivables purchased and held by ARC at June 30, 2008. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At June 30, 2008, the company was in compliance with all covenants.

Related Parties

A 57-percent owned consolidated joint venture of the company has a $6 million, 6.5-percent loan with its minority partner. This loan matures in fiscal year 2009 and is included in short-term debt in the consolidated balance sheet.

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

The company classifies the cash flows associated with its interest rate swaps in cash flows from operating activities in its consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged items.

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

Under this program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the consolidated statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12-24 months. The impact to operating income associated with hedge ineffectiveness was not significant for the nine months ended June 30, 2008 and 2007.

At June 30, 2008, there was a loss of $9 million recorded in AOCL. The company expects to reclassify this amount from AOCL to operating income during the next 12 to 15 months as the forecasted hedged transactions are recognized in earnings. At September 30, 2007, the gain recorded in AOCL was $1 million.

The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	June 30,		September 30,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$432	432	409	409
Interest rate swaps - asset	—	—	4	4
Foreign exchange contracts - asset	16	16	6	6
Investment in debt defeasance trust	7	7	12	12
Interest rate swaps – liability	—	—	2	2
Foreign exchange contracts - liability	28	28	5	5
Short-term debt	231	230	18	18
Long-term debt	1,061	869	1,130	1,127

      Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments.

Interest rate swaps and foreign exchange forward contracts — Fair values are estimated by obtaining quotes from external sources.

Short-term debt and long-term debt — Fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.

18.	Retirement Benefit Liabilities

Retirement benefit liabilities consisted of the following (in millions):

	June 30,	September 30,
	2008	2007
Retiree medical liability	$576	$573
Pension liability	230	208
Other	47	45
Subtotal	853	826
Less: current portion (included in compensation and benefits)	(63)	(63)
Retirement benefit liabilities	$790	$763

          The components of net periodic pension and retiree medical expense, including discontinued operations, for the three months ended June 30, are as follows:

	2008		2007
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$7	$1	$9	$1
Interest cost	26	9	25	10
Assumed return on plan assets	(31)	—	(27)	—
Amortization of prior service costs (1)	—	(2)	(15)	(2)
Recognized actuarial loss	9	7	11	6
Total expense	$11	$15	$3	$15

The components of net periodic pension and retiree medical expense, including discontinued operations, for the nine months ended June 30, are as follows:

	2008		2007
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$21	$2	$27	$2
Interest cost	78	27	75	28
Assumed return on plan assets	(94)	—	(80)	—
Amortization of prior service costs (1)	2	(6)	(13)	(6)
Recognized actuarial loss	27	21	32	19
Total expense	$34	$44	$41	$43

(1) The company recorded a reduction in pension expense of $15 million in the third quarter of fiscal year 2007 to fully amortize negative prior service costs as a result of a pension curtailment triggered by the sale of its ET business. This reduction in pension expense is included in the loss on the sale of ET and recorded in discontinued operations in the consolidated statement of operations.

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

The company currently is designated as a potentially responsible party at seven third party Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at June 30, 2008 to be approximately $21 million, of which $3 million is recorded as a liability.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at June 30, 2008 to be approximately $44 million, of which $15 million is recorded as a liability.

Included in the company’s environmental liabilities are costs for on-going operating, maintenance and monitoring at environmental sites at which remediation has been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $18 million at June 30, 2008. The undiscounted estimate of these costs is approximately $22 million.

Following are the components of the Superfund and Non-Superfund Environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2007	$8	$16	$24
Payments and other	(5)	(3)	(8)
Change in cost estimate (1)	—	2	2
Balance at June 30, 2008	$3	$15	$18

(1)      Environmental remediation costs of $1 million were recorded in loss from discontinued operations in the consolidated statement of operations during the first nine months of fiscal year 2008.

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

Asbestos

Maremont Corporation (“Maremont”), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 37,000 pending asbestos-related claims at June 30, 2008 and September 30, 2007. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2008	September 30, 2007
Pending and future claims	$35	$37
Shortfall and other	6	6
Asbestos-related reserves	$41	$43
Asbestos-related recoveries	$26	$28

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

Pending and Future Claims: Maremont engages Bates White LLC (Bates White), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining the estimated cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont, as well as the cost of Maremont’s share of committed but unpaid settlements entered into by the CCR. Bates White prepares these cost estimates on a semi-annual basis in March and September each year. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised Maremont that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims, based on historical data and certain assumptions with respect to events that occur in the future.

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

The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•

Pending and future claims were estimated for a four year period ending in fiscal year 2012. Maremont believes that the litigation environment will change significantly in several years, and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims declines for each year further in the future. As a result, estimating a probable liability beyond four years is difficult and uncertain;

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

Shortfall and other: Several former members of the CCR have filed for bankruptcy protection, and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members. Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys, and an estimate of Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were not significant in the nine months ended June 30, 2008 and 2007.

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

The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. Accordingly, the company has recorded a $12 million liability for defense and indemnity costs associated with these claims at June 30, 2008 and September 30, 2007. This estimate was based on historical data and certain assumptions with respect to events that occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on the company’s experience defending these asbestos claims, the company does not believe these lawsuits will have a material adverse effect on its financial condition or results of operations. Rockwell was not a member of the CCR and handled its asbestos-related claims using its own litigation counsel. As a result, the company does not have any additional potential liabilities for committed CCR settlements or shortfall (as described above) in connection with the Rockwell-legacy cases.

Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, the company expects to recover the majority of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and a substantial portion of the costs for defending asbestos claims going forward. Accordingly, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $12 million at June 30, 2008 and September 30, 2007.

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

Other

In fiscal year 2006, a light vehicle systems customer of the company initiated a field service campaign related in part to a product of the company, which covered approximately 750,000 vehicles. The customer has filed suit against the company seeking reimbursement of costs associated with the field service campaign as well as other warranty costs. In fiscal year 2006, the company recorded a contingency reserve of approximately $11 million related to this matter. In the first nine months of fiscal year 2008, the company recognized an additional charge of approximately $14 million increasing its reserve to $25 million. The reserve of $25 million represents a best estimate of the expected settlement based on the status of negotiations with the customer. The company does not expect the reserve amount to be materially different than the anticipated settlement with the customer.

Litigation associated with the company’s retiree medical plans is discussed in Note 20 of the Notes to Consolidated Financial Statements in the company’s Form 10-K for the fiscal year ended September 30, 2007. The ultimate outcome of these lawsuits may result in future plan amendments.

On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The company intends to vigorously defend the claims raised in all of these actions. The Antitrust Division of the Department of Justice (DOJ) is also investigating the allegations raised in these suits and has issued subpoenas to certain employees of the defendants which include the company. The company is fully cooperating with the DOJ investigation. The company is unable to estimate a range of exposure, if any, at this time.

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

On an annual basis, disclosure of comprehensive income (loss) is incorporated into the Consolidated Statement of Shareowners’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income (loss) and components of other comprehensive income (loss), such as foreign currency translation adjustments, and unrealized gains and losses on derivatives and equity securities.

Comprehensive income (loss) is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$44	$(70)	$52	$(157)
Foreign currency translation adjustments	36	52	118	115
Recognition of accumulated ET currency translation adjustments	—	(91)	—	(91)
Unrealized gain (loss) on investments and foreign currency contracts, net	3	2	(10)	1
Other	—	—	(3)	—
Comprehensive income (loss)	$83	$(107)	$157	$(132)

21.	Business Segment Information

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

The accounting policies of the segments are the same as those applied in the Consolidated Financial Statements, except for the use of EBITDA. The company may allocate certain common costs, primarily corporate functions, between the segments differently than the company would for stand alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal and human resources. The company does not allocate interest expense and certain legacy and other corporate costs not directly associated with the segments’ EBITDA.

Segment information is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales:
Commercial Vehicle Systems	$1,356	$1,049	$3,628	$3,170
Light Vehicle Systems	647	613	1,819	1,687
Total sales	$2,003	$1,662	$5,447	$4,857
EBITDA:
Commercial Vehicle Systems	$101	$63	$256	$186
Light Vehicle Systems	23	12	44	34
Segment EBITDA	124	75	300	220
Unallocated corporate costs	(13)	(7)	(18)	(8)
ET corporate allocations (1)	—	(9)	—	(27)
Depreciation and amortization	(38)	(32)	(106)	(96)
Loss on sale of receivables	(6)	(3)	(15)	(6)
Interest expense, net	(19)	(27)	(66)	(88)
Benefit (provision) for income taxes	3	(1)	(21)	(2)
Income (loss) from continuing operations	$51	$(4)	$74	$(7)

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

Condensed Consolidating Statement of Operations

(In millions)

	Three Months Ended June 30, 2008
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$647	$1,356	$—	$2,003
Subsidiaries	—	35	80	(115)	—
Total sales	—	682	1,436	(115)	2,003
Cost of sales	(13)	(607)	(1,302)	115	(1,807)
GROSS MARGIN	(13)	75	134	—	196
Selling, general and administrative	(37)	(45)	(48)	—	(130)
Restructuring costs	—	1	(5)	—	(4)
OPERATING INCOME (LOSS)	(50)	31	81	—	62
Equity in earnings of affiliates	—	5	7	—	12
Other income (expense), net	17	(8)	(9)	—	—
Interest income (expense), net	(21)	7	(5)	—	(19)
INCOME (LOSS) BEFORE INCOME TAXES	(54)	35	74	—	55
Benefit (provision) for income taxes	21	7	(25)	—	3
Minority interests	—	—	(7)	—	(7)
Equity income from continuing operations of subsidiaries	85	36	—	(121)	—
INCOME FROM CONTINUING OPERATIONS	52	78	42	(121)	51
LOSS FROM DISCONTINUED OPERATIONS	(8)	(8)	(8)	17	(7)
NET INCOME	$44	$70	$34	$(104)	$44

Condensed Consolidating Statement of Operations

(In millions)

	Three Months Ended June 30, 2007
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$604	$1,058	$—	$1,662
Subsidiaries	—	39	65	(104)	—
Total sales	—	643	1,123	(104)	1,662
Cost of sales	(6)	(589)	(1,035)	104	(1,526)
GROSS MARGIN	(6)	54	88	—	136
Selling, general and administrative	(32)	(23)	(38)	—	(93)
Restructuring costs	(5)	(11)	(8)	—	(24)
OPERATING INCOME (LOSS)	(43)	20	42	—	19
Equity in earnings of affiliates	—	7	3	—	10
Other income (expense), net	15	(6)	(9)	—	—
Interest income (expense), net	(27)	9	(9)	—	(27)
INCOME (LOSS) BEFORE INCOME TAXES	(55)	30	27	—	2
Benefit (provision) for income taxes	17	(12)	(6)	—	(1)
Minority interests	—	—	(5)	—	(5)
Equity income from continuing operations of subsidiaries	34	11	—	(45)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(4)	29	16	(45)	(4)
LOSS FROM DISCONTINUED OPERATIONS	(66)	(59)	(41)	100	(66)
NET LOSS	$(70)	$(30)	$(25)	$55	$(70)

Condensed Consolidating Statement of Operations

(In millions)

	Nine Months Ended June 30, 2008
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$1,736	$3,711	$–	$5,447
Subsidiaries	—	95	219	(314)	—
Total sales	—	1,831	3,930	(314)	5,447
Cost of sales	(34)	(1,651)	(3,583)	314	(4,954)
GROSS MARGIN	(34)	180	347	—	493
Selling, general and administrative	(79)	(122)	(126)	—	(327)
Restructuring costs	—	—	(19)	—	(19)
Other expense, net	(1)	—	—	—	(1)
OPERATING INCOME (LOSS)	(114)	58	202	—	146
Equity in earnings of affiliates	—	13	16	—	29
Other income (expense), net	47	(26)	(21)	—	—
Interest income (expense), net	(61)	4	(9)	—	(66)
INCOME (LOSS) BEFORE INCOME TAXES	(128)	49	188	—	109
Benefit (provision) for income taxes	43	(3)	(61)	—	(21)
Minority interests	—	—	(14)	—	(14)
Equity income from continuing operations of subsidiaries	160	105	—	(265)	—
INCOME FROM CONTINUING OPERATIONS	75	151	113	(265)	74
LOSS FROM DISCONTINUED OPERATIONS	(23)	(22)	(18)	41	(22)
NET INCOME	$52	$129	$95	$(224)	$52

Condensed Consolidating Statement of Operations

(In millions)

	Nine Months Ended June 30, 2007
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

Sales
External	$—	$1,948	$2,909	$—	$4,857
Subsidiaries	—	89	236	(325)	—
Total sales	—	2,037	3,145	(325)	4,857
Cost of sales	(15)	(1,854)	(2,930)	325	(4,474)
GROSS MARGIN	(15)	183	215	—	383
Selling, general and administrative	(80)	(83)	(102)	—	(265)
Restructuring costs	(5)	(16)	(40)	—	(61)
Other income, net	—	7	5	—	12
OPERATING INCOME (LOSS)	(100)	91	78	—	69
Equity in earnings of affiliates	—	18	6	—	24
Other income (expense), net	44	(18)	(26)	—	—
Interest income (expense), net and other	(82)	28	(34)	—	(88)
INCOME (LOSS) BEFORE INCOME TAXES	(138)	119	24	—	5
Benefit (provision) for income taxes	46	(37)	(11)	—	(2)
Minority interests	—	—	(10)	—	(10)
Equity income (loss) from continuing operations of subsidiaries	85	(5)	—	(80)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(7)	77	3	(80)	(7)
LOSS FROM DISCONTINUED OPERATIONS	(150)	(152)	(103)	255	(150)
NET LOSS	$(157)	$(75)	$(100)	$175	$(157)

Condensed Consolidating Balance Sheet

(In millions)

	June 30, 2008
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$187	$9	$236	$—	$432
Receivables, trade and other, net	(9)	91	1,274	—	1,356
Inventories	—	203	435	—	638
Other current assets	48	69	125	—	242
TOTAL CURRENT ASSETS	226	372	2,070	—	2,668
NET PROPERTY	10	191	570	—	771
GOODWILL	—	344	181	—	525
OTHER ASSETS	596	199	328	—	1,123
INVESTMENTS IN CONSOLIDATED SUBSIDIARIES	1,578	680	—	(2,258)	—
TOTAL ASSETS	$2,410	$1,786	$3,149	$(2,258)	$5,087

CURRENT LIABILITIES
Short-term debt	$84	$—	$147	$—	$231
Accounts payable	37	271	1,039	—	1,347
Other current liabilities	85	81	496	—	662
TOTAL CURRENT LIABILITIES	206	352	1,682	—	2,240
LONG-TERM DEBT	1,061	—	—	—	1,061
RETIREMENT BENEFITS	589	—	201	—	790
INTERCOMPANY PAYABLE (RECEIVABLE)	(221)	(77)	298	—	—
OTHER LIABILITIES	95	120	23	—	238
MINORITY INTERESTS	—	—	78	—	78
SHAREOWNERS’ EQUITY	680	1,391	867	(2,258)	680
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,410	$1,786	$3,149	$(2,258)	$5,087

Condensed Consolidating Balance Sheet

(In millions)

	September 30, 2007
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$182	$5	$222	$—	$409
Receivables, net	1	151	1,071	—	1,223
Inventories	—	188	353	—	541
Other current assets	49	84	83	—	216
TOTAL CURRENT ASSETS	232	428	1,729	—	2,389
NET PROPERTY	17	205	516	—	738
GOODWILL	—	341	179	—	520
OTHER ASSETS	629	211	302	—	1,142
INVESTMENTS IN SUBSIDIARIES	1,436	583	—	(2,019)	—
TOTAL ASSETS	$2,314	$1,768	$2,726	$(2,019)	$4,789

CURRENT LIABILITIES
Short-term debt	$5	$—	$13	$—	$18
Accounts payable	33	311	998	—	1,342
Other current liabilities	194	119	406	—	719
TOTAL CURRENT LIABILITIES	232	430	1,417	—	2,079
LONG-TERM DEBT	1,123	—	7	—	1,130
RETIREMENT BENEFITS	578	—	185	—	763
INTERCOMPANY PAYABLE (RECEIVABLE)	(230)	(45)	275	—	—
OTHER LIABILITIES	68	119	22	—	209
MINORITY INTERESTS	—	6	59	—	65
SHAREOWNERS’ EQUITY	543	1,258	761	(2,019)	543
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,314	$1,768	$2,726	$(2,019)	$4,789

Condensed Consolidating Statement of Cash Flows

(In millions)

	Nine Months Ended June 30, 2008
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$82	$22	$(98)	$—	$6

INVESTING ACTIVITIES
Capital expenditures	(3)	(21)	(94)	—	(118)
Acquisitions of businesses and investments, net of cash acquired	—	—	(41)	—	(41)
Proceeds from disposition of property and businesses	7	—	2	—	9
Proceeds from marketable securities	5	—	—	—	5
Net investing cash flows provided by discontinued operations	—	3	52	—	55
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	9	(18)	(81)	—	(90)

FINANCING ACTIVITIES
Net change in debt	(5)	—	126	—	121
Debt issuance and extinguishment costs	(6)	—	—	—	(6)
Intercompany advances	(52)	—	52	—	—
Cash dividends	(23)	—	—	—	(23)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(86)	—	178	—	92

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH	—	—	15	—	15

CHANGE IN CASH AND CASH EQUIVALENTS	5	4	14	—	23

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	182	5	222	—	409
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$187	$9	$236	$—	$432

Condensed Consolidating Statement of Cash Flows

(In millions)

	Nine Months Ended June 30, 2007
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$30	$(130)	$(90)	$—	$(190)

INVESTING ACTIVITIES
Capital expenditures	(1)	(14)	(57)	—	(72)
Acquisitions of businesses and investments, net of cash acquired	—	—	(2)	—	(2)
Proceeds from disposition of property and businesses	—	—	11	—	11
Proceeds from marketable securities	—	—	5	—	5
Net investing cash flows provided by discontinued operations	—	150	27	—	177
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(1)	136	(16)	—	119

FINANCING ACTIVITIES
Net change in debt	(49)	—	49	—	—
Intercompany advances	30	—	(30)	—	—
Debt issuance and extinguishment costs	(10)	—	—	—	(10)
Proceeds from issuance of stock options	21	—	—	—	21
Cash dividends	(21)	—	—	—	(21)
Other financing activities	(1)	—	—	—	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(30)	—	19	—	(11)

EFFECT OF FOREIGN CURRENCY ON CASH	—	—	16	—	16

CHANGE IN CASH AND CASH EQUIVALENTS	(1)	6	(71)	—	(66)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	97	3	250	—	350
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96	$9	$179	$—	$284

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

On May 6, 2008, ArvinMeritor announced its intent to spin off its Light Vehicle S ystems (LVS) business to ArvinMeritor shareholders, with the commercial vehicle business – consisting of truck, trailer, specialty products and the commercial vehicle aftermarket – remaining with ArvinMeritor. The new LVS business will be named Arvin Innovation, Inc. (Arvin Innovation). ArvinMeritor plans to accomplish this separation through a distribution of Arvin Innovation shares to ArvinMeritor stockholders that is tax-free for U.S. federal income tax purposes. Immediately following the separation, the stockholders of ArvinMeritor will own 100 percent of Arvin Innovation.

In July 2008, the company’s Commercial Vehicle Systems (CVS) business acquired Trucktechnic, a supplier of remanufactured brakes, components and testing equipment based in Leige, Belgium. The acquisition will expand and complement our existing European aftermarket portfolio both in terms of product breadth and market depth.

Our financial results for the third quarter of fiscal year 2008 significantly improved compared to the prior year. Improved earnings in our Commercial Vehicle Systems (CVS) business segment reflect higher sales and profitability in all regions in which it operates. Higher sales reflect growth in our specialty and aftermarket businesses, strong heavy- and medium- duty truck markets in Europe and increasing volumes in the North American heavy-duty commercial vehicle truck markets (commonly referred to as Class 8). The North American Class 8 markets appear to be starting to emerge from the downturn resulting from the adoption of new emissions standards adopted in 2007. In addition to the higher sales, the improved profitability in the third quarter fiscal year 2008 also reflects Performance Plus cost reduction initiatives and other operational improvements partially offset by increasing costs of raw material, primarily steel. Financial results for our LVS business segment also improved compared to the prior year due to lower restructuring costs and a strong presence in markets outside of North America.

A summary of our consolidated results from continuing operations for the three months ended June 30, 2008, is as follows:

•

Sales were $2 billion, up 21 percent compared to the same period last year. Excluding the impact of foreign currency exchange rates, which increased sales by $145 million, sales increased by 12 percent year over year.

•	Total EBITDA margin for our reportable segments was 6.2 percent, up from 4.5 percent a year ago.
•	Operating margins were 3.1 percent, up from 1.1 percent a year ago.
•	Diluted earnings per share from continuing operations was $0.70, compared to a loss of $0.06 in the same quarter of fiscal year 2007.

During fiscal year 2007, we launched a profit improvement and cost reduction initiative called “Performance Plus.” As part of this program we identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. We estimated that the total costs of these actions will be $325 million, of which $280 million are estimated to be cash costs. We expect to incur these costs over the next several years. We recorded restructuring costs of $4 million during the third quarter of fiscal year 2008 related to these actions, primarily related to employee severance costs in our LVS business. Cumulative costs recorded for this program are approximately $94 million, of which $19 million were recorded in the first nine months of fiscal year 2008.

Cash provided by operating activities for the nine months ended June 30, 2008 was $6 million, compared to cash used of $190 million in the same period last year. The improvement in cash flow is primarily attributable to higher income from continuing operations, higher utilization of our accounts receivables securitization and factoring programs, lower pension and retiree medical contributions, and lower utilization of cash by discontinued operations. These increases were offset by an increased level of working capital compared to the same period last year. Working capital levels reflect both an increase in accounts receivable and inventory balances and a decrease in accounts payable balances at June 30, 2008. The higher working capital levels are primarily a result of the higher sales volumes compared to the prior year. However, we were able to balance the increased requirements for working capital through operational improvements and higher utilization of our accounts receivables securitization and factoring programs, and improved collections.

MARKET OUTLOOK

We anticipate North American heavy-duty truck production in fiscal year 2008 at an estimated 185,000 to 195,000 units (195,000 to 205,000 units for calendar year 2008). In Western Europe, we expect production of heavy- and medium-duty trucks to be near-record levels of approximately 565,000 to 575,000 units (550,000 to 560,000 units for calendar year 2008). Our most recent outlook shows North American and Western European light vehicle sales during calendar year 2008 to be approximately 14.5 million and 16.8 million, respectively. The Class 8 truck market in North America appears to be coming out of the effects of the downturn and we expect moderate North American Class 8 volumes to continue over the second half of calendar year 2008. We expect the Western European heavy and medium-duty truck markets to remain strong in the near term, although with slightly reduced volumes.

COMPANY OUTLOOK

The price of steel has increased significantly during the first half of calendar year 2008 and is expected to continue to rise in the remainder of calendar year 2008. These expected steel price increases, along with increasing transportation costs and overall volatility of the commodity markets, could unfavorably impact our financial results in the future. In addition, these factors, together with continued OEM production cuts in the North American light vehicle industry, an extended economic slowdown, intense competition in global markets and near-record levels of heavy and medium-duty truck production in Western Europe have created pressure on our profit margins. We continuously work to address these competitive challenges by reducing costs, improving productivity and restructuring operations. In addition, in certain circumstances, we have been successful in negotiating improved pricing with our customers. To the extent these price increases are contractually limited to a short period of time or are not sustainable, we intend to pursue alternative means to offset any future price decreases by reducing costs and improving productivity.

In May 2008, as a result of the sudden and extraordinary surges in the price of steel, energy and other commodities, we announced our intent to pursue recovery of, in some cases, monthly increases through surcharges or pricing arrangements with our entire affected customer base in order to mitigate the impact on our EBITDA margins. Continued volatility in the commodity markets – including a global shortage of scrap steel, a rapid escalation in the price of critical raw materials such as iron ore, coking coal and metal alloys, and higher fuel and energy costs – will require us to continue this practice until these costs stabilize.

Cash flow has been, and is expected to be in the near term, affected by increased working capital requirements driven by higher sales volumes throughout the world. We believe that our strategic direction, diversified customer base and global footprint should allow us to achieve these short-term growth opportunities while continuing to focus on product strategies and long term growth initiatives. In addition, we believe that our current financing arrangements provide us with sufficient financial flexibility to fund our on-going operations, near-term debt service requirements and planned investments.

In addition, our business continues to address a number of challenging industry-wide issues including:

•	Excess light-vehicle capacity;
•	Record heavy truck volumes and associated supply constraints in European markets;
•	Weakened financial strength of some of the original equipment (OE) manufacturers and some suppliers;
•	Reduced production volumes in the light vehicle industry and changes in product mix in North America;
•	Higher energy and transportation costs;
•	OE pricing pressures;
•	Sharply rising costs for steel and other raw materials;
•	Pension and retiree medical health care costs; and
•	Currency exchange rate volatility.

Significant factors that could affect our results in fiscal year 2008 include:

•	Higher than planned price reductions to our customers;
•	Additional restructuring actions and the timing and recognition of restructuring charges;
•	The financial strength of our suppliers and customers, including potential bankruptcies;
•	Any unplanned extended shutdowns or production interruptions;
•	Our ability to implement planned productivity and cost reduction initiatives;
•	The impact of any acquisitions or divestitures;
•	Significant awards or losses of existing contracts;
•	The ultimate outcome of the three class action lawsuits concerning our retiree medical plans;
•	The impact of currency fluctuations on sales and operating income;
•	Higher than planned warranty expenses, including the outcome of known or potential recall campaigns;
•	Our ability to continue to access our bank revolving credit facilities, accounts receivable securitization and factoring arrangements and capital markets;
•	A significant deterioration or slow down in economic activity in the key markets we operate;
•	Timing and extent of recovery of the Class 8 downturn in North America;
•	Lower volume of orders from key customers;
•	Ability to implement enterprise resource planning systems at our locations successfully;
•	Our ability to recover steel price increases from our customers;
•	The impact of any new accounting rules; and
•	Recoverability and valuation of deferred tax assets, including our ability to successfully implement tax planning strategies.

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

RESULTS OF OPERATIONS

The following is a summary of the financial results (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales:
Commercial Vehicle Systems	$1,356	$1,049	$3,628	$3,170
Light Vehicle Systems	647	613	1,819	1,687
Total sales	$2,003	$1,662	$5,447	$4,857
EBITDA:
Commercial Vehicle Systems	$101	$63	$256	$186
Light Vehicle Systems	23	12	44	34
Segment EBITDA	124	75	300	220
Unallocated corporate costs	(13)	(7)	(18)	(8)
ET corporate allocations (1)	–	(9)	–	(27)
Depreciation and amortization	(38)	(32)	(106)	(96)
Loss on sale of receivables	(6)	(3)	(15)	(6)
Interest expense, net	(19)	(27)	(66)	(88)
Provision for income taxes	3	(1)	(21)	(2)
Income (loss) from continuing operations	$51	$(4)	$74	$(7)
LOSS FROM DISCONTINUED OPERATIONS	(7)	(66)	(22)	(150)
NET INCOME (LOSS)	$44	$(70)	$52	$(157)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.70	$(0.06)	$1.02	$(0.10)
Discontinued operations	(0.10)	(0.93)	(0.30)	(2.14)
Diluted earnings (loss) per share	$0.60	$(0.99)	$0.72	$(2.24)

DILUTED AVERAGE COMMON SHARES OUTSTANDING	72.9	70.8	72.6	70.1

(1) As a result of the sale of ET, certain corporate costs previously allocated to ET’s segment results are reported in continuing operations. In fiscal year 2007, these costs were not allocated to the company’s two business segments and are included in “ET corporate allocations” in the above segment information.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Sales

The following table reflects total company and geographic business segment sales for the three months ended June 30, 2008 and 2007. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	June 30,		Dollar	%		Volume
	2008	2007	Change	Change	Currency	/ Other
CVS:
North America	$603	$537	$66	12%	$2	$64
Europe	483	332	151	45%	57	94
Asia and other	270	180	90	50%	24	66
	1,356	1,049	307	29%	83	224
LVS:
North America	$196	$247	$(51)	(21)%	$3	$(54)
Europe	294	254	40	16%	49	(9)
Asia and other	157	112	45	40%	10	35
	647	613	34	6%	62	(28)
TOTAL SALES	$2,003	$1,662	$341	21%	$145	$196

Commercial Vehicle Systems (CVS) sales were $1,356 million, up $307 million, or 29 percent, from the third quarter of fiscal year 2007. The increase in sales relates to increased OE volumes in every region, improved pricing on selected products and growth in our specialty and aftermarket businesses. Foreign currency translation also increased sales by $83 million. North American sales increased primarily due to higher volumes compared to the prior year. The North American Class 8 commercial vehicle truck markets are slowly emerging from the downturn resulting from the adoption of new emissions standards adopted in 2007, although Class 5-7 production volume continues to be down significantly. Compared to the third quarter of fiscal year 2007, production volumes in North America for Class 8 trucks increased 19 percent. Continuing sales strength in Europe, South America and Asia Pacific reflect strong heavy and medium duty truck volumes in these regions. Western European truck volumes increased 21 percent versus the prior year and South America truck volumes increased 16 percent. Strong sales volumes in these markets are expected to continue in the near term.

Light Vehicle Systems (LVS) sales were $647 million for the three months ended June 30, 2008, up $34 million, or 6 percent, from a year ago. The favorable impact of foreign currency translation, which increased sales by $62 million, and higher volumes in the South American and Asia Pacific markets, were partially offset by lower North American and European volumes. North American light vehicle sales deteriorated significantly during the quarter, which resulted in lower sales in our suspension systems and suspension modules business, including lower pass-through sales. Pass-through sales are products sold to our customers where we acquire certain components and assemble them into the final product. These pass-through sales carry minimal margins as we have little engineering or manufacturing responsibility.

Segment EBITDA and EBITDA Margins

The following table reflects segment EBITDA and margins for the three months ended June 30, 2008 and 2007 (in millions).

	Segment EBITDA				Segment EBITDA Margin
	June 30,		Dollar	%	June 30,
	2008	2007	Change	Change	2008	2007	Change
CVS:	$101	$63	$38	60%	7.4%	6.0%	1.4	pts
LVS:	23	12	11	92%	3.6%	2.0%	1.6	pts
Segment EBITDA	$124	$75	$49	65%	6.2%	4.5%	1.7	pts

Significant items impacting year over year segment EBITDA include the following:

	CVS	LVS	TOTAL
EBITDA – Three months ended June 30, 2007	$63	$12	$75
Reduced restructuring costs	2	14	16
Charge for legal and commercial dispute	–	(5)	(5)
Volume, pricing, performance and other, net	36	2	38
EBITDA – Three months ended June 30, 2008	$101	$23	$124

CVS EBITDA was $101 million, up $38 million compared to the same period last year. Segment EBITDA margin increased to 7.4 percent from 6.0 percent a year ago. Higher truck volumes in all regions and higher sales in our specialty and aftermarket businesses, along with improved performance and pricing in our European axle business resulted in the increase in EBITDA as compared to the prior year. The favorable impact of the higher volumes was partially offset by sharply rising raw material, freight and operating costs driven by commodity markets and higher selling, general and administrative (SG&A) costs. The higher SG&A costs partially relate to the additional marketing investment in our commercial vehicle aftermarket business and incremental incentive compensation costs (also see “Selling, general and administrative” below for further discussion of SG&A). Prior year CVS EBITDA included restructuring costs of $2 million associated with the separation of certain salaried employees.

LVS EBITDA was $23 million in the third quarter of fiscal year 2008, compared to segment EBITDA of $12 million in the same period last year. Favorably impacting EBITDA for the three months ended June 30, 2008 are lower restructuring costs of $14 million. Restructuring costs recognized in each period are part of our Performance Plus program and primarily relate to employee severance costs and asset impairment charges for certain planned facility closures. A $5 million charge related to recording an additional reserve for a legal and commercial dispute with a customer and lower sales volumes more than offset cost savings from productivity programs and prior restructuring actions. Also impacting LVS EBITDA in the third quarter of fiscal year 2008 were higher SG&A costs.

Other Income Statement Items

Selling, general and administrative expenses were $130 million in the third quarter of fiscal year 2008, up from $93 million a year ago. As a percentage of sales, selling, general and administrative expense increased to 6.5 percent from 5.6 percent a year ago. Impacting SG&A in the third quarter of fiscal year 2008 were higher variable incentive compensation accruals due to improved financial performance compared to targets. Conversely, in the prior year’s third fiscal quarter, a portion of the annual variable compensation was reversed as it became apparent that we would not meet required financial targets. Also impacting SG&A were $6 million of transaction costs associated with the expected spin-off of our LVS business and the higher marketing investment in our commercial vehicle aftermarket business. Losses on the sale of receivables related to our off-balance sheet securitization and factoring programs are also recorded as SG&A and increased to $6 million in the third quarter of fiscal year 2008, compared to $3 million in the prior year due to the volume of customer sponsored programs.

Operating income for the three months ended June 30, 2008 was $62 million, an increase of $43 million compared to the three months ended June 30, 2007. Operating margin was 3.1 percent, up from 1.1 percent in the prior year’s third quarter. The increase in operating income in the third quarter of fiscal year 2008 is primarily due to the reasons previously discussed.

Equity in earnings of affiliates was $12 million for the three months ended June 30, 2008, compared to $10 million in the three months ended June 30, 2007. Improved earnings of our South American commercial vehicle affiliates and a European light vehicle affiliate were the primary drivers of this increase.

Interest expense, net was $19 million and $27 million for the three months ended June 30, 2008 and 2007, respectively. The decrease in interest expense is primarily due to lower debt levels compared with the prior year as a result of improved cash from operations. The decrease in interest expense was partially offset by higher costs associated with the sale of receivables under these off-balance sheet programs as discussed under SG&A above. Interest expense in the third quarter of fiscal year 2007 was unfavorably impacted by $2 million of costs related to the termination of certain interest rate swaption contracts.

The benefit for income taxes was $3 million for the three months ended June 30, 2008, compared to $1 million expense for the same period in the prior year. In the third quarter of fiscal year 2008, the company recorded approximately $18 million of net favorable tax items discrete to the quarter. These discrete items primarily relate to the settlement of tax audits and expiration of the statute limitations in certain jurisdictions. In the prior year’s third fiscal quarter, income tax expense was unfavorably impacted primarily by the increase in valuation allowances recorded for certain foreign deferred tax assets.

Income from continuing operations for the third quarter of fiscal year 2008 was $51 million, or $0.70 per diluted share, compared to a loss of $4 million, or $0.06 per diluted share, in the prior year. The increase in income from continuing operations in the third quarter of fiscal year 2008 is primarily due to the reasons previously discussed.

Loss from discontinued operations was $7 million for the three months ended June 30, 2008, compared to a loss from discontinued operations of $66 million a year ago. Current year loss from discontinued operations primarily consisted of miscellaneous net adjustments resulting from activity related to our sold ET and LVA businesses. Included in loss from discontinued operations in the third quarter of fiscal year 2007 is a $55 million ($55 million after-tax) loss on the sale of ET and an $8 million ($5 million after-tax) non-cash impairment charge to record our LVA European business at fair value. Operating losses incurred in both ET and LVA Europe also impacted loss from discontinued operations during the third quarter of 2007.

Net income for the third quarter of fiscal year 2008 was $44 million, or $0.60 per diluted share, compared to a net loss of $70 million, or $0.99 per diluted share, in the prior year. The increase in net income in the third quarter of fiscal year 2008 is primarily due to the reasons previously discussed.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

Sales

The following table reflects total company and geographic business segment sales for the nine months ended June 30, 2008 and 2007. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volume and other factors had on sales (in millions).

					Dollar Change Due To
	June 30,		Dollar	%		Volume
	2008	2007	Change	Change	Currency	/ Other
CVS:
North America	$1,589	$1,788	$(199)	(11)%	$4	$(203)
Europe	1,324	927	397	43%	169	228
Asia and other	715	455	260	57%	75	185
	3,628	3,170	458	14%	248	210
LVS:
North America	$586	$676	$(90)	(13)%	$12	$(102)
Europe	820	716	104	15%	113	(9)
Asia and other	413	295	118	40%	28	90
	1,819	1,687	132	8%	153	(21)
TOTAL SALES	$5,447	$4,857	$590	12%	$401	$189

CVS sales were $3,628 million for the nine months ended June 30, 2008, up $458 million, or 14 percent, from a year ago. Foreign currency translation favorably impacted CVS sales by $248 million. The increase in sales, net of foreign currency translation, was primarily attributable to improved OE volumes in the Western Europe, South America and Asia Pacific regions, growth in our specialty and aftermarket businesses, including sales from recent acquisitions and improved pricing on selected products. These increases were offset by lower sales in the North American commercial vehicle truck business. Compared to the nine months ended June 30, 2007, production volumes in North America for Class 8 trucks decreased approximately 31 percent. The North American truck volumes were lower during fiscal year 2008 due to the effects of a downturn in the Class 8 truck market. However, Class 8 volumes increased moderately during the third quarter of fiscal year 2008 and this trend is expected to continue for the remainder of the year. Continuing sales strength in Europe, South America and Asia Pacific reflect strong heavy and medium duty truck volumes in these regions. Western European and South American truck volumes increased 18 percent and 29 percent, respectively, versus 2007. Strong sales volumes in these markets are expected to continue in the near term.

LVS sales were $1,819 million for the nine months ended June 30, 2008, an increase of $132 million, or 8 percent, from a year ago. The effect of foreign currency translation increased sales by $153 million. Sales in North America decreased primarily due to lower sales in our suspension systems business and lower pass through sales in our suspensions modules business. Lower volumes in North America and Europe were partially offset by higher volumes in South America and Asia Pacific.

Segment EBITDA and EBITDA Margins

The following table reflects segment EBITDA and EBITDA margins for the nine months ended June 30, 2008 and 2007 (in millions).

	Segment EBITDA				Segment EBITDA Margin
	June 30,		Dollar	%	June 30,
	2008	2007	Change	Change	2008	2007	Change
CVS:	$256	$186	$70	38%	7.1%	5.9%	1.2	pts
LVS:	44	34	10	29%	2.4%	2.0%	0.4	pts
Segment EBITDA	$300	$220	$80	36%	5.5%	4.5%	1.0	pts

Significant items impacting year over year segment EBITDA include the following:

	CVS	LVS	TOTAL
EBITDA – Nine months ended June 30, 2007	$186	$34	$220
Reduced restructuring costs	10	27	37
Charges for legal and commercial dispute	–	(14)	(14)
Impact of change in employee vacation policy	10	3	13
Impact of prior year product disruptions and work stoppage settlement, net	4	–	4
Adjustment to impairment reserves in prior year	–	(12)	(12)
Gain on divestitures – prior year	(2)	–	(2)
Volume, pricing, performance and other, net	48	6	54
EBITDA – Nine months ended June 30, 2008	$256	$44	$300

CVS EBITDA was $256 million, up $70 million compared to the same period last year. EBITDA margin increased to 7.1 percent from 5.9 percent a year ago. Strong volumes in our specialty business and in the Western European, South American and Asia Pacific heavy and medium duty markets, along with improved performance and pricing in our European axle business more than offset the impact of the downturn in the North American Class 8 truck market. In the prior year, production interruptions and higher costs at a European axle facility related to the simultaneous launch of a new axle product line and the implementation of a new ERP system unfavorably impacted EBITDA by $13 million, offset by a $9 million benefit associated with the favorable settlement of claims related to prior work disruptions. Prior year CVS EBITDA also included restructuring costs of $10 million associated with the separation of certain salaried employees.

LVS EBITDA was $44 million in the first nine months of fiscal year 2008, compared to EBITDA of $34 million in the same period last year. Favorably impacting EBITDA for the nine months ended June 30, 2008 are lower restructuring costs of $27 million. Restructuring costs recognized are part of our Performance Plus program and primarily relate to employee severance costs and asset impairment charges for certain planned facility closures. In the first nine months of fiscal year 2008, cost savings from productivity programs and prior restructuring actions were more than offset by the lower sales volumes and a $14 million charge related to recording an additional contingency reserve for a legal and commercial dispute with a customer. In the prior year, a benefit of $12 million related to the reversal of certain impairment reserves in the light vehicle aftermarket ride control business (presented within continuing operations in the third quarter of fiscal year 2007) favorably impacted EBITDA.

Other Income Statement Items

Selling, general and administrative expenses were $327 million in the first nine months of fiscal year 2008, up from $265 million a year ago. As a percentage of sales, selling, general and administrative expense increased to 6.0 percent from 5.5 percent a year ago. Impacting SG&A in the first nine months of fiscal year 2008 were higher variable incentive compensation accruals due to improved financial performance compared to financial targets. Conversely, in the prior year’s third fiscal quarter, a portion of the annual variable compensation was reversed as it became apparent that we would not meet required financial targets. Also impacting SG&A were $9 million of transaction costs associated with the expected spin-off of our LVS business and the higher marketing investment in our commercial vehicle aftermarket business. Losses on the sale of receivables related to our off-balance sheet securitization and factoring programs were $15 million in the first nine months of fiscal year 2008 compared to $6 million in the prior year due to the volume of customer sponsored programs.

Operating income for the nine months ended June 30, 2008 was $146 million, an increase of $77 million compared to the nine months ended June 30, 2007. Operating margin was 2.7 percent, up from 1.4 percent in the prior year. The increase in operating income in the first nine months of fiscal year 2008 is primarily due to the reasons previously discussed.

Interest expense, net was $66 million, compared to $88 million in the same period last year. Certain outstanding fixed rate debt was refinanced during fiscal year 2007 for debt with reduced coupon rates resulting in the comparative reduction in the interest expense in 2008. In addition, as previously noted, interest expense decreased due to lower debt levels compared with the prior year as a result of improved cash from operations and higher utilization of our off-balance sheet securitization and factoring programs. The decrease in interest expense was partially offset by higher costs associated with the sale of receivables under these off-balance sheet  programs, as discussed under SG&A above. Costs to terminate certain interest rate swaption contracts totaled $2 million in fiscal year 2007 and were included in interest expense. Also included in interest expense, net are losses on debt extinguishments of $3 million and $6 million for the nine months ended June 30, 2008 and 2007, respectively. These losses include legal and other professional fees, unamortized debt issuance costs and premiums paid to repurchase and pay down debt.

The provision for income taxes was $21 million for the nine months ended June 30, 2008, compared to $2 million in the same period last year. During the nine months ended June 30, 2008, the company recorded approximately $11 million of net favorable tax items discrete to this period that primarily relate to the conclusion and settlement of certain tax audits, expiration of the statute limitations and the resolution of a tax matter that arose just prior to the ArvinMeritor merger in fiscal year 2000. Also impacting income tax expense in fiscal year 2008 are higher pre-tax earnings. The prior year tax provision was favorably impacted by increased earnings from foreign subsidiaries whose tax rates are less than the statutory rate, tax efficient financing, the favorable impact of enacted tax rate changes in foreign jurisdictions, as well as certain items discrete to the nine months ended June 30, 2007.

Income from continuing operations for the first nine months of fiscal year 2008 was $74 million, or $1.02 per diluted share, compared to a loss of $7 million, or $0.10 per diluted share, in the prior year, due to the factors discussed above.

Loss from discontinued operations was $22 million for the nine months ended June 30, 2008 compared to $150 million a year ago. In the first nine months of fiscal year 2008, we recognized approximately $22 million of additional expenses primarily associated with the sale of our ET and LVA businesses, including final adjustments related to changes in estimates for certain retained assets and liabilities. Included in loss from discontinued operations in the first nine months of fiscal year 2007 is a $170 million ($145 million after-tax) loss on the sale of ET. Approximately $115 million of this loss related to a non-cash impairment charge to record our ET business at fair value. Also included in loss from discontinued operations is a reversal of $9 million of restructuring costs in ET related to employee severance benefits. Due to the sale of ET, it was determined that payment of these severance benefits was no longer probable. Also impacting loss from discontinued operations in the nine months ended June 30, 2007 is an $8 million ($5 million after-tax) non-cash impairment charge to record our LVA European businesses at fair value.

Net income for the first nine months of fiscal year 2008 was $52 million, or $0.72 per diluted share, compared to a loss of $157 million, or $2.24 per diluted share, in the prior year. The increase in net income in the first nine months of fiscal year 2008 is primarily due to the reasons previously discussed.

FINANCIAL CONDITION AND CASH FLOWS

Cash Flows (in millions)

	Nine Months Ended
	June 30,
	2008	2007
OPERATING CASH FLOWS
Income (loss) from continuing operations	$74	$(7)
Depreciation and amortization	106	96
Gains on divestitures	—	(2)
Adjustment to impairment reserves, net	—	(10)
Restructuring costs, net of payments	(7)	38
Loss on debt extinguishment	3	6
Pension and retiree medical expense	78	99
Pension and retiree medical contributions	(62)	(182)
Proceeds from termination of interest rate swaps	28	—
Changes in sale of receivables	209	115
Changes in assets and liabilities	(403)	(231)
Other	(3)	6
Cash provided by (used for) continuing operations	23	(72)
Cash used for discontinued operations	(17)	(118)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$6	$(190)

Cash provided by operating activities was $6 million in the first nine months of fiscal year 2008, compared to cash used of $190 million in the prior year. The improvement in cash flow is primarily attributable to higher earnings, lower pension and retiree medical contributions, an increase in the sale of receivables and a lower use of cash in discontinued operations, partially offset by an increase in working capital levels. Working capital levels reflect both an increase in accounts receivable and inventory balances and a decrease in accounts payable balances at June 30, 2008. The higher working capital levels are primarily a result of the higher sales volumes compared to the prior year. However, we were able to balance the increased requirements for working capital through operational improvements and higher utilization of our accounts receivables securitization and factoring programs, and improved collections. The lower accounts payables balance was due to paying at a more expeditious rate than previous practice. We intend to work with our suppliers towards reaching payment term practices that meet supplier needs as well as creating less volatility in the company’s working capital needs going forward.

We also received proceeds of $28 million from the termination of our interest rate swaps during the first nine months of fiscal year 2008.

	Nine months Ended
	June 30,
	2008	2007
INVESTING CASH FLOWS
Capital expenditures	$(118)	$(72)
Acquisitions of businesses and investments, net of cash acquired	(41)	(2)
Proceeds from disposition of property and businesses	9	11
Proceeds from investments and marketable securities	5	5
Net investing cash flows provided by discontinued operations	55	177
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$(90)	$119

 Cash used for investing activities was $90 million in the first nine months of fiscal year 2008, compared to cash provided of $119 million in the first nine months of fiscal year 2007. We used $41 million of cash in the nine months of fiscal year 2008 to fund the acquisition of Mascot Truck Parts Ltd and fund the deferred purchase obligation with AB Volvo. In addition, capital expenditures increased to $118 million compared to $72 million in the same period last year. The increase in capital expenditures reflects increased investments in certain regions to address overall capacity constraints impacting our businesses and improve operating efficiency, including our new Greenfield facility in Mexico.

Discontinued operations provided $55 million during the first nine months of fiscal year 2008. This amount primarily includes delayed proceeds from the sale of our ET business. We received $28 million associated with the final working capital purchase price adjustment and $20 million associated with amounts held in escrow in connection with the delayed legal closings of certain ET businesses. We also received proceeds of $12 million in the first nine months of fiscal year 2008 from the sale of certain retained properties of our sold ET and LVA businesses. Discontinued operations provided cash flows for investing activities of $177 million for the nine months ended June 30, 2007, which included $205 million in net proceeds from the sale of ET in the third quarter of fiscal year 2007 and $29 million for capital expenditures.

	Nine months Ended
	June 30,
	2008	2007
FINANCING CASH FLOWS
Borrowings on accounts receivable securitization program	$118	$49
Issuance of convertible notes	—	200
Repayment of notes and term loan	(5)	(249)
Borrowings on lines of credit and other, net	8	—
Net change in debt	121	—
Debt issuance and extinguishment costs	(6)	(10)
Proceeds from exercise of stock options	—	21
Cash dividends	(23)	(21)
Other financing activities	—	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$92	$(11)

 Cash provided by financing activities was $92 million in the first nine months of fiscal year 2008, compared to cash used of $11 million in the first nine months of fiscal year 2007. The change was primarily due to higher usage of our U.S. accounts receivable securitization program and lower repayments on notes and term loan. During the first nine months of fiscal year 2008, we paid $6 million of debt issuance and extinguishment costs associated with the amendments to our revolving credit facility.

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

Capitalization (in millions)

	June 30, 2008	September 30, 2007
Total cash and cash equivalents	$432	$409
Short-term debt and current maturities	$231	$18
Long-term debt	1,061	1,130
Total debt	1,292	1,148
Minority interests	78	65
Shareowners’ equity	680	543
Total capitalization	$2,050	$1,756

Ratio of debt to capitalization	63%	65%

Liquidity

Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	June 30,	September 30,
	2008	2007

Fixed-rate debt securities	$610	$615
Fixed-rate convertible notes	500	500
U.S. accounts receivable securitization	118	—
Lines of credit and other	32	24
Total debt (1)	$1,260	$1,139

(1) Excludes $32 million and $9 million, respectively, of unamortized gain on swap unwind.

Overview and Recent Transactions – Our principal capital requirements are for working capital needs, capital expenditure requirements, debt service requirements and the funding of restructuring and development programs. We expect to fund our capital needs with cash flows from operations, including cash from the sale of receivables under our various off-balance sheet securitization and factoring arrangements discussed below. To the extent that short term liquidity needs exceed cash from operations, we will utilize availability under our revolving credit facility and U.S. accounts receivable securitization program, both discussed below, to satisfy those needs. In the first nine months of fiscal year 2008, our primary source of liquidity was cash on hand, proceeds from divestitures and the sale of receivables.

We believe that our current financing arrangements provide us with sufficient financial flexibility to fund our ongoing operations, debt service requirements and planned investments through the expiration of our revolving credit facility in June 2011. Subsequent to June 2011, we will require new or renegotiated liquidity sources. Our ability to access additional capital in the long-term will depend on the availability of capital markets and pricing on commercially reasonable terms, as well as our credit profile at the time we seek funds. Our cash and liquidity needs are impacted by various factors, including the level, variability and timing of our customer’s worldwide vehicle production and other factors outside of our control. We continually evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire or redeem outstanding indebtedness, enter into new lending arrangements or issue equity securities, if conditions warrant.

Revolving Credit Facility - We have a $700 million revolving secured credit facility (credit facility) that matures in June 2011. The amount of availability under this facility is dependent upon various factors, principally, performance against certain financial covenants. The $700 million credit facility includes $150 million of availability for the issuance of letters of credit. At June 30, 2008, and September 30, 2007, approximately $34 million and $30 million of letters of credit, respectively, were issued. We had an additional $12 million and $11 million outstanding at June 30, 2008 and at September 30, 2007, respectively, on letters of credit available through other facilities.

In October and December 2007, the company amended the credit facility. Under the terms of the December amendment, the borrowing capacity of the credit facility was reduced to $700 million from $900 million. The amended credit facility replaced the existing financial covenants with new financial covenants based on (i) the ratio of the company’s senior secured indebtedness to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total senior secured-debt-to-EBITDA ratio, as defined in the agreement, no greater than 2.50x on the last day of any fiscal quarter through and including the fiscal quarter ending March 31, 2009 and (ii) 2.00 to 1.00 on the last day of any fiscal quarter thereafter. Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the credit facility.

Borrowings under the amended credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At June 30, 2008, the margin over the LIBOR rate was 225 basis points and the commitment fee was 50 basis points.

Accounts Receivable Securitization and Factoring – We have an accounts receivable arrangement to sell trade receivables through one of our European subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized, net of retained interests, €112 million ($176 million) and €73 million ($104 million) of this accounts receivable securitization facility as of June 30, 2008 and September 30, 2007, respectively.

In addition, several of our subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Total maximum availability under these arrangements is approximately $446 million. The amount of factored receivables was $317 million and $181 million at June 30, 2008 and September 30, 2007, respectively. There can be no assurance that these factoring arrangements will be used or available to us in the future.

Total receivables sold under our off-balance sheet securitization and factoring programs were $493 million and $285 million at June 30, 2008 and September 30, 2007, respectively.

We also participate in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $175 million program, which was established in September 2005 and amended in fiscal years 2006, 2007 and 2008, we sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At June 30, 2008, the company had utilized $118 million of this accounts receivable securitization facility. As of September 30, 2007, no amounts were outstanding under this program. Borrowings under this arrangement are collateralized by approximately $229 million of receivables held at ARC at June 30, 2008. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At June 30, 2008, we were in compliance with all covenants. This accounts receivable securitization agreement expires in September 2008. However, we intend to renew this facility with the current lender at that time.

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

New Accounting Pronouncements

Accounting standards implemented in fiscal year 2008:

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. During the first quarter of fiscal year 2008, we adopted FIN No. 48 and recognized a $5 million decrease to retained earnings in the consolidated balance sheet as of October 1, 2007 as the cumulative effect of a change in accounting principle.

New accounting pronouncements to be implemented are discussed in Note 3 of the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.

Foreign currency exchange risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Accordingly, we use foreign currency forward contracts to minimize the earnings exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this cash flow hedging program, we have designated the foreign currency contracts (the contracts) as cash flow hedges of underlying foreign currency forecasted purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12-24 months.

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

Included below is a sensitivity analyses to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk. The model assumes a 10% shock in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Favorable / (Unfavorable) Impact on
Market Risk
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$2.1	$(2.1)	Fair Value
Foreign currency denominated debt	2.3	(2.3)	Fair Value
Forward contracts in EUR(1)	(40.5)	40.5	Fair Value

Interest Rate Sensitivity:	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Favorable / (Unfavorable) Impact on
Debt - fixed rate	$(30.7)	$32.6	Fair Value
Debt - variable rate(2)	(0.1)	0.1	Cash Flow

(1)

Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)     Includes domestic and foreign debt.

At June 30, 2008, a 10% decrease in quoted currency exchange rates would result in potential losses of approximately $2.1 million and $2.3 million in forward contracts in USD and foreign currency denominated debt, respectively; and a potential gain of approximately $40.5 million in forward contracts in EUR.

At June 30, 2008, the fair value of debt outstanding was approximately $1,099 million. A 50 basis points decrease in quoted interest rates would result in favorable impacts of $32.6 million and $0.1 million in fixed rate and variable rate debt, respectively.

Item 4. Controls and Procedures

            As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of Charles G. McClure, Jr., Chairman of the Board, Chief Executive Officer and President, and Jeffrey A. Craig, Senior Vice President, Chief Financial Officer and Acting Controller, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the company files or submits under the Securities Exchange Act is accumulated and submitted to the company’s management as appropriate to allow timely decisions regarding disclosure.

There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect the company’s internal control over financial reporting.

In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth in this Quarterly Report under Note 19 “Contingencies” and the succeeding paragraph, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. We intend to vigorously defend the claims raised in all of these actions. The Antitrust Division of the Department of Justice (DOJ) is also investigating the allegations raised in these suits and has issued subpoenas to certain employees of the defendants which include the company. We are fully cooperating with the DOJ investigation.

Item 1A. Risk Factors

There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer repurchases

The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in Company stock we provide under certain of such plans.  In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the Company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of this Report on Form 10-Q. In addition, although our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding, there was no such withholding in the third quarter of 2008.

Item 5. Other Information

Cautionary Statement

 This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. There are risks and uncertainties relating to the planned spin-off of ArvinMeritor’s Light Vehicle Systems business, including the terms and certainty of completion. In addition, actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market cycles and conditions; the demand for commercial, specialty and light vehicles for which the company supplies products; availability and sharply rising cost of raw materials, including steel; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of the company’s suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations and the ability to achieve the expected benefits of restructuring actions; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; competitive product and pricing pressures; the amount of the company’s debt; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; the outcome of actual and potential product liability and warranty and recall claims; rising costs of pension and other post-retirement benefits and possible changes in pension and other accounting rules; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

10-c	Option Agreement under the 2007 Long-Term Incentive Plan between ArvinMeritor and Charles G. McClure
10-d	Restricted Stock Agreement under the 2007 Long-term Incentive Plan between ArvinMeritor and Charles G. McClure
12	Computation of ratio of earnings to fixed charges
23	Consent of Bates White LLC
31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act)
31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARVINMERITOR, INC.

Date: August 5, 2008	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: August 5, 2008	By:	/s/	J.A. Craig
J.A. Craig
Senior Vice President, Chief Financial Officer and Acting Controller