Form 10-K
period 2008-09-28
ARVINMERITOR INC
filed 2008-11-21
CIK 1113256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 28, 2008
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
          Yes  ☒   No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes  ☐   No ☒

          The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 28, 2008 (the last business day of the most recently completed second fiscal quarter) was approximately $894.7 million.

          73,806,881 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on November 2, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

               Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on January 30, 2009 is incorporated by reference into Part III.

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

          The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30, and its fiscal year ends on the Sunday nearest September 30. Fiscal year 2008 ended on September 28, 2008 and fiscal year 2007 ended on September 30, 2007. All year and quarter references relate to our fiscal year and fiscal quarters unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end.

          Whenever an item of this Annual Report on Form 10-K refers to information in the Proxy Statement for the Annual Meeting of Shareowners of ArvinMeritor to be held on January 30, 2009 (the “2009 Proxy Statement”), or under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Item 8. Financial Statements and Supplementary Data, the information is incorporated in that item by reference.

          ArvinMeritor serves a broad range of OEM customers worldwide, including truck OEMs, light vehicle OEMs, trailer producers and specialty vehicle manufacturers, and certain aftermarkets. Our total sales from continuing operations in fiscal year 2008 were $7.2 billion. Our ten largest customers accounted for approximately 44% of fiscal year 2008 sales from continuing operations. We operated 82 manufacturing facilities in 22 countries around the world as of September 30, 2008, including facilities operated by joint ventures in which we have interests. Sales from operations outside North America accounted for approximately 59% of total sales from continuing operations in fiscal year 2008. Our continuing operations also participated in nine unconsolidated joint ventures accounted for under the equity method of accounting that generated revenues of approximately $1.5 billion in fiscal year 2008.

          In fiscal year 2008, we served customers worldwide through the following businesses within continuing operations:

•

Commercial Vehicle Systems (“CVS”) supplies drivetrain systems and components, including axles and drivelines, braking systems, suspension systems and ride control products for medium- and heavy-duty trucks, trailers and specialty vehicles to OEMs and to the commercial vehicle aftermarket.

•

Light Vehicle Systems (“LVS”) supplies body systems (roof and door systems), chassis systems (suspension systems and modules and ride control products) and wheel products for passenger cars, all-terrain vehicles, light and medium trucks and sport utility vehicles to OEMs.

          In fiscal year 2008, we made a strategic decision to separate our LVS and CVS businesses. Upon completion of the separation, the commercial vehicle business – consisting of truck, trailer, specialty products and the commercial vehicle aftermarket – will remain with ArvinMeritor. We initially determined that the separation would be accomplished through a spin-off of the LVS business to our shareholders. Although the spin-off continues to be an option, the weakened financial market and other factors have prompted us to investigate other alternatives for the separation, including a potential sale of all or portions of the business. On November 18, 2008, we announced that a sale of the LVS business (excluding the Wheels business) is our primary path and that we were engaged in negotiations to sell the business. We believe this separation represents a major step in our corporate transformation by improving corporate clarity and management focus.

          In fiscal year 2007, we sold our Emissions Technologies (“ET”) business, which supplied exhaust systems and exhaust system components to commercial and light vehicle OEMs and to dealers for service parts. In addition, in fiscal years 2007 and 2006, we sold a significant portion of our Light Vehicle Aftermarket (“LVA”) business. These businesses are reflected in discontinued operations for 2007 and 2006.

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

          Note 24 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data contains financial information by segment for continuing operations for each of the three years ended September 30, 2008, including information on sales and assets by geographic area. The heading “Products” below includes information on CVS and LVS sales by product for each of the three fiscal years ended September 30, 2008.

          References in this Annual Report on Form 10-K to our belief that we are a leading supplier or the world’s leading supplier, and other similar statements as to our relative market position are based principally on calculations we have made. These calculations are based on information we have collected, including company and industry sales data obtained from internal and available external sources, as well as our estimates. In addition to such quantitative data, our statements are based on other competitive factors such as our technological capabilities, our research and development efforts and innovations and the quality of our products and services, in each case relative to that of our competitors in the markets we address.

Business Strategies

          We are currently a global supplier of a broad range of integrated systems, modules and components for use in commercial, specialty and light vehicles worldwide, and we believe we have developed market positions as a leader in most of our served markets. As discussed above, we have decided to separate our LVS business from the company. On November 18, 2008, we announced that a sale of the LVS business (excluding the Wheels business) is our primary path. Upon completion of the separation, the company will substantively exit from the light vehicles market with the commercial vehicles business becoming the primary business of the company. We are working to enhance our leadership positions in the commercial vehicles business and capitalize on our existing customer, product and geographic strengths, and to increase sales, earnings and shareowner returns. To achieve these goals, we are working to refocus our business by evaluating our product portfolio to focus on our core competencies, and regenerate and grow the businesses that offer attractive returns. As part of these strategies, in fiscal year 2007 we implemented a new operational improvement initiative, Performance Plus, designed to improve cash flow, earnings and shareowner value.

          Several significant factors and trends in the commercial vehicle and automotive industries present opportunities and challenges to industry suppliers and influence our business strategies. These factors and trends include severely weakened financial strength of OEMs and suppliers and sharply reduced volumes; the cyclicality of the industry, including the effects of new emissions regulations for commercial vehicles on vehicle sales and production; consolidation and globalization of OEMs and their suppliers; revised outsourcing patterns by OEMs; increased demand for modules and systems by OEMs; pricing pressures from OEMs that could negatively impact suppliers’ earnings even when sales volumes are increasing; fluctuations in the cost of raw materials, primarily steel and oil; rapid market growth in developing countries; and an increasing emphasis on engineering and technology. Our specific business strategies, described below, are influenced by these industry factors and trends and are focused on leveraging our resources to create competitive product offerings.

          Sharply Reduce Costs to Help Counteract Steep Drop in Volume. We are responding aggressively to the current weakness in global business conditions by executing comprehensive restructuring and cost-reduction initiatives. We have:

•	accelerated restructuring actions, including workforce and discretionary cost reductions;

•	implemented prudent steps in an effort to maintain profitability and positive annual cash flow;

•	remained focused on our strategy to separate the LVS and CVS businesses and are pursuing strategic alternatives to ensure the completion of the separation;

•	retained a strong liquidity position through recent renewals of significant factoring and securitization lines with key partner banks;

•	continued to focus on executing growth strategies and investing in critical product offerings and technologies; and

•	repatriated cash to the United States for maximum flexibility, which resulted in a non-cash income tax charge in fiscal year 2008.

          Minimize the Risks of Cyclicality Through Business Diversity. The commercial and light vehicle industries are cyclical in nature and subject to periodic fluctuations in demand for vehicles, accentuated for commercial vehicles in North America by patterns of “pre-buy” before the effective date of new emissions regulations. This in turn results in fluctuations in demand for our products. We seek to diversify our business in order to mitigate the effects of market downturns and better accommodate the changing needs of OEMs. We strive to maintain diversity in three areas:

•

Products. We manufacture and sell a wide range of products in various segments of the commercial vehicle and automotive market. For fiscal year 2008, our annual sales from continuing operations include $4.8 billion for CVS and $2.3 billion for LVS.

•

Customers. A diverse customer base helps to mitigate market fluctuations. We have a large customer base comprised of most major vehicle producers. Our largest customer AB Volvo represented 14% of our total sales in fiscal year 2008. No other customer comprised 10% or more of the company’s sales in fiscal year 2008.

•

Global Presence. Cycles in the major geographic markets of the automotive industry are not necessarily concurrent or related. We seek to maintain a strong global presence and balance our global demand to mitigate the effect of periodic fluctuations in demand in one or more geographic areas. A strong global presence also helps to meet the global sourcing needs of our customers.

          Focus on Organic Growth While Reviewing Strategic Opportunities. Our goal is to grow businesses that offer attractive returns and are core to our operations. We have identified the areas of our core business that we believe have the most potential for leveraging into other products and markets, and we are focusing our resources on these areas. We also consider strategic opportunities that could enhance the company’s growth. Automotive and commercial suppliers continue to consolidate into larger, more efficient and more capable companies and collaborate with each other in an effort to better serve the global needs of their OEM customers. We regularly evaluate various strategic and business development opportunities, including licensing agreements, marketing arrangements, joint ventures, acquisitions and dispositions. We remain committed to selectively pursuing alliances and acquisitions that would allow us to leverage our capabilities, gain access to new customers and technologies, enter complimentary product markets and implement our business strategies. In fiscal year 2008, our CVS business acquired Mascot Truck Parts Ltd (Mascot) and Trucktechnic SA (Trucktechnic). Mascot remanufactures transmissions, drive axles, steering gears and drivelines in North America. Trucktechnic is a supplier of remanufactured brakes, components and testing equipment primarily to European markets. We also continue to review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. See “Strategic Initiatives” and “Joint Ventures” below for information on recent activities in these areas.

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

          Management believes that the strategy of continuing to introduce new and improved systems and technologies will be an important factor in our efforts to achieve our growth objectives. We will draw upon the engineering resources of our technical and engineering centers of expertise in the United States, Brazil, China, France, Germany, India and the United Kingdom. See “Research and Development” below.

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

          To address safety, we have implemented a strategy of focusing on products and technologies that enhance overall vehicle stability. As part of this strategy, our CVS group is focusing on the integration of braking and stability products and suspension products, as well as the development of electronic control capabilities. CVS, through its joint venture with WABCO Holdings, Inc. (“WABCO”), has developed electronic braking systems that integrate anti-lock braking systems technology, automatic traction control and other key vehicle control system components to improve braking performance and reduce stopping distances for commercial motor vehicles. In addition, we are developing a hybrid diesel-electric drivetrain for Class 8 trucks. This project has potential for environmental and economic benefits in the future, including significant improvements in fuel efficiency. We are also working on a commercial pick-up and delivery program using alternative drivetrain that has the potential to offer reduced emissions and fossil fuel consumption.

          Strengthen our Presence in Emerging Global Markets. Geographic expansion to meet the global sourcing needs of customers and to address new markets is an important element of our growth strategy. ArvinMeritor currently has wholly-owned operations and regional joint ventures in South America, a market that has experienced significant growth. We also have joint ventures and wholly-owned subsidiaries in China, India and Turkey and participate in programs to support customers as they establish and expand operations in those markets.

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

          In recent years, we have executed a strategy of analyzing our product portfolio and refocusing the business on our core competencies, resulting in divestiture of some businesses and product lines. Since the beginning of fiscal year 2006, we have sold the ET business and a significant portion of the LVA business and, as discussed above, have announced the intent to separate our LVS business (see “Strategic Initiatives” below). The ET and LVA operations have been reported in discontinued operations for accounting purposes.

          The following chart sets forth operating segment sales as a percentage of total sales from continuing operations by product for each of the three fiscal years ended September 30, 2008. A narrative description of the principal products of our continuing operations, as well as the principal products of our discontinued operations, during these periods follows the chart.

	Fiscal Year Ended September 30,

	2008	2007	2006

CVS:
Undercarriage and Drivetrain Systems	60%	59%	60%
Specialty Systems	7%	6%	5%

Total CVS	67%	65%	65%

LVS:
Body Systems	19%	19%	19%
Chassis Systems	14%	16%	16%

Total LVS	33%	35%	35%

Total	100%	100%	100%

          Commercial Vehicle Systems

          Undercarriage and Drivetrain Systems

          Truck Axles. We believe we are one of the world’s leading independent suppliers of axles for medium- and heavy-duty commercial vehicles, with axle manufacturing facilities located in North America, South America, Europe and the Asia/Pacific region. Our extensive truck axle product line includes a wide range of drive and non-drive front steer axles and single and tandem rear drive axles, which can include driver-controlled differential lock for extra traction, aluminum carriers to reduce weight and pressurized filtered lubrication systems for longer life. Our front steer and rear drive axles can be equipped with our cam, wedge or disc brakes, automatic slack adjusters, anti-lock braking systems and wheel end equipment.

          Drivelines and Other Products. We also supply universal joints and driveline components, including our Permalube™ universal joint and Permalube™ driveline, which are low maintenance, permanently lubricated designs used more often in the high mileage on-highway market and other demanding applications.

          Suspension Systems and Trailer Products. We believe we are one of the world’s leading manufacturers of heavy-duty trailer axles, with a leadership position in North America. Our trailer axles are available in over 40 models in capacities from 20,000 to 30,000 pounds for virtually all heavy trailer applications and are available with our broad range of brake products, including anti-lock braking systems (“ABS”). In addition, we supply trailer air suspension systems and products for which we have strong market positions in Europe and an increasing market presence in North America.

          Through a 50%-owned joint venture, we develop, manufacture and sell truck suspensions, trailer axles and suspensions and related wheel-end products in the South American market.

          Braking Systems. We believe we are a leading independent supplier of air and hydraulic brakes to medium- and heavy-duty commercial vehicle manufacturers in North America and Europe. In Brazil, one of the largest truck and trailer markets in the world, our 49%-owned joint venture with Randon S. A. Vehiculos e Implementos is a leading supplier of brakes and brake-related products.

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

          Federal regulations require that new heavy- and medium-duty vehicles sold in the United States be equipped with ABS. Our 50%-owned joint venture with WABCO is a leading supplier of ABS and a supplier of other electronic and pneumatic control systems for North American heavy-duty commercial vehicles. The joint venture also supplies hydraulic ABS to the North American medium-duty truck market and produces stability control and collision mitigation systems for tractors and trailers, which are designed to help maintain vehicle stability and aid in reducing tractor-trailer rollovers and other incidents.

          Transmissions. A marketing arrangement with ZF Friedrichshafen AG allows us to provide the redesigned FreedomLine™, a fully automated mechanical truck transmission without a clutch pedal to our customers. We also provide remanufactured Allison transmissions to our customers.

          Specialty Systems

          Off-Highway Vehicle Products. We supply heavy-duty axles and drivelines in certain global regions, for use in numerous off-highway vehicle applications, including construction, material handling, agriculture, mining and forestry. These products are designed to tolerate high tonnages and operate under extreme conditions. In addition, we have other off-highway vehicle products that are currently in development for certain other regions.

          Government Products. We supply axles, brakes and brake system components including ABS, trailer products, transfer cases, suspension modules and drivelines for use in medium-duty and heavy-duty military tactical wheeled vehicles, principally in North America. In fiscal year 2007, we were selected by three OEMs to provide drivetrain systems, consisting of front and rear axles, braking systems, drivelines and transfer cases, for Mine Resistant Ambush Protected (MRAP) vehicles, a new generation of armored personnel vehicles, for the U.S. military. We continue to create new Chassis modules for the replacement and next generation versions of these vehicles.

           Specialty Vehicle Products. We supply axles, brakes, suspension and transfer cases for use in buses, coaches and recreational, fire and other specialty vehicles in North America and Europe, and we are the leading supplier of bus and coach axles and brakes in North America.

          Light Vehicle Systems

          Body Systems

          Roof Systems. We believe our LVS business is one of the world’s leading suppliers of sunroofs and roof system products, including panoramic roof modules, tilt and slide sunroof modules and complete roof systems, for use in passenger cars, light trucks and sport utility vehicles. Our roof system manufacturing facilities are located in North America and Europe and, through a joint venture, in the Asia/Pacific region.

          Door Systems. We believe we are a leading supplier of integrated door modules and systems, including manual and power window regulators and access control systems and components such as modular and integrated door latches, actuators, trunk and hood latches and fuel flap locking devices. Our power and manual door system products utilize numerous technologies, including our own electric motors with electronic function capabilities such as anti-squeeze technologies. We manufacture door system components at plants in North and South America, Europe and the Asia/Pacific region.

          Chassis Systems

          Suspension Systems and Modules. We believe we are one of the leading independent suppliers of products used in suspension systems for passenger cars, light trucks and sport utility vehicles in North America through our 57%-owned joint venture with Mitsubishi Steel Manufacturing Co. Our suspension system products, which are manufactured at facilities in the United States and Canada, include coil springs, stabilizer bars and torsion bars. We also offer final assembly of upper and complete corner modules as well as front and rear cross vehicle suspension modules.

          Ride Control Products. Our LVS business supplies ride control products, including twin tube and monotube shock absorbers and struts for light, medium and heavy-duty vehicles to OEMs and the aftermarket. This business includes our Gabriel® line of products. Our ride control products are manufactured in North America, South America, Europe and the Asia/Pacific region.

          Wheel Products. We believe we are a leading supplier of steel wheels to the light vehicle OEM market, principally in North and South America. Our wheel products include fabricated steel wheels, bead seat attached wheels, full-face designed wheels and clad wheels with the appearance of a chrome finish. Our cladding process offers enhanced styling options previously available only in aluminum wheels. We are also using our expertise in this area to develop wheel products for the medium- and heavy-duty truck markets. We have wheel manufacturing facilities in Brazil and Mexico.

          Discontinued Operations

          Light Vehicle Aftermarket. The principal LVA products included mufflers; exhaust and tail pipes; catalytic converters; shock absorbers; struts; gas lift supports and vacuum actuators; and automotive oil, air, and fuel filters. These products were sold under the brand names Arvin® (mufflers); Gabriel® (shock absorbers); and Purolator® (filters). LVA also marketed products under private label to some customers. In the second quarter of fiscal year 2007, we decided to retain the Gabriel ride control business as part of our LVS segment, and this business is now presented as continuing operations (see “Light Vehicle Systems – Chassis Systems” above). The remainder of the LVA businesses were sold in fiscal years 2006 and 2007 (see “Strategic Initiatives” below).

          Emissions Technologies. Prior to the sale of the ET business in May 2007 (see “Strategic Initiatives” below), ET was a supplier of a complete line of exhaust systems and exhaust system components, including mufflers, exhaust pipes, catalytic converters, diesel particulate filters and exhaust manifolds to light vehicle OEMs primarily as original equipment, while also supporting manufacturers’ needs for replacement parts and dealers’ needs for service parts. ET also adapted products and applications from the LVS emissions technologies business and introduced new technologies to develop a portfolio of products and applications to address increasingly stringent regulatory standards for diesel particulate matter and nitrogen oxide (NOx) emissions in commercial vehicles.

Customers; Sales and Marketing

          ArvinMeritor’s operating segments have numerous customers worldwide and have developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 44% of our total sales in fiscal year 2008.

          Both CVS and LVS market and sell products principally to OEMs and distributors. CVS and LVS generally compete for new business from OEMs, both at the beginning of the development of new vehicle platforms and upon the redesign of existing platforms. New platform development generally begins two to four years prior to start-up of production. In North America, CVS also markets truck and trailer products directly to dealers, fleets and other end-users, which may designate the components and systems of a particular supplier for installation in the vehicles they purchase from OEMs. CVS also provides truck and trailer products and off-highway and specialty products to OEMs, dealers and distributors in the aftermarket.

          Consistent with industry practice, CVS and LVS make most of their sales to OEMs through open purchase orders, which do not require the purchase of a minimum number of products. The customer typically may cancel these purchase orders on reasonable notice. CVS and LVS also sell products to certain customers under long-term arrangements that may require us to provide annual cost reductions (through price reductions or other cost benefits for the OEMs). If we are unable to generate sufficient cost savings in the future to offset such price reductions, our gross margins will be adversely affected (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below).

          See Item 1A. Risk Factors for information on customers accounting for 10% or more of our consolidated revenues in fiscal year 2008 and certain risks associated with our dependence on large OEM customers.

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

          The major competitors of CVS are Dana Corporation and AxleTech International (truck axles and drivelines); Knorr/Bremse, Haldex and WABCO (braking systems); Hendrickson and Holland/Neway (suspension systems); Hendrickson and Dana Corporation (trailer products); Dana Corporation/Knorr, ZF, MAN and Voith AG (specialty products); and Eaton Corporation (transmissions). LVS has numerous competitors across its various product lines worldwide, including Webasto, Inalfa and Aisin (roof systems); Brose, Intier, Kiekert AG, Mitsui, Valeo, Aisin and Grupo Antolin (door and access control systems); ZF, ThyssenKrupp, Delphi, Visteon, TRW, Tenneco Automotive and Benteler (suspension modules); ThyssenKrupp, NHK Spring, San Luis Rassini, Mubea and Sogefi (suspension systems); Tenneco, Kayaba and Sachs (ride control); and Hayes-Lemmerz, Topy, Accuride and CMW (wheel products).

          See Item 1A. Risk Factors for information on certain risks associated with our competitive environment.

Raw Materials and Supplies

          We concentrate our purchases of certain raw materials and parts over a limited number of suppliers, some of which are located in developing countries and some of which may be adversely affected by weakening economic conditions. We are dependent upon the ability of our suppliers to meet performance and quality specifications and delivery schedules. The inability of a supplier to meet these requirements, the loss of a significant supplier, or any labor issues or work stoppages at a significant supplier, could have an adverse effect on our ability meet customer delivery requirements.

          The price of steel increased significantly during the first half of calendar year 2008 and continued to rise throughout the year. We continuously work to address these competitive challenges by reducing costs, improving productivity and restructuring operations. In addition, in certain circumstances, we have been successful in negotiating improved pricing, or material recovery arrangements, with our customers. To the extent these price increases are contractually limited to a short period of time or are not sustainable, we have pursued alternative means to offset any future price decreases by reducing costs and improving productivity.

          In May 2008, as a result of the sudden and extraordinary surges in the price of steel, energy and other commodities, we announced our intent to pursue recovery of, in some cases, monthly increases through surcharges or pricing arrangements with our entire affected customer base in order to mitigate the impact on our operating margins. Continued volatility in the commodity markets

– including a global shortage of scrap steel, a rapid escalation in the price of critical raw materials such as iron ore, coking coal and metal alloys, and higher fuel and energy costs – may require us to continue this practice until these costs stabilize. Although the prices of steel are expected to stabilize during fiscal year 2009, we expect a delayed effect of the decrease. In addition, if supplies are inadequate for our needs, or if prices remain at current levels or increase and we are unable to either pass these prices to our customer base or otherwise mitigate the costs, our operating income could be further adversely affected.

Strategic Initiatives

          As described above, our business strategies are focused on enhancing our market position by evaluating our product portfolio to focus on our core competencies, and growing the businesses that offer the most attractive returns. Implementing these strategies involves various types of strategic initiatives.

          Restructuring. As part of our strategy to rationalize our business, in fiscal year 2005, we announced restructuring plans to eliminate salaried and hourly positions and to consolidate, downsize, close or sell underperforming businesses or facilities. This program resulted in the reduction of approximately 900 salaried and 1,900 hourly employees and the sale, closure or consolidation of 11 global facilities, primarily in the LVS and ET businesses. These actions were intended to align capacity with industry conditions, utilize assets more efficiently and improve operations. Actions related to this program were substantially completed in fiscal year 2007. No amounts were recorded for this program in fiscal year 2008. Cumulative restructuring costs for this program, including amounts recorded in discontinued operations, were $128 million. The total costs include $90 million of employee termination benefits, $29 million of asset impairment charges and $9 million of other closure costs.

          The company implemented Performance Plus, a profit improvement and cost reduction initiative, in fiscal year 2007. As part of this program, we identified significant restructuring actions intended to improve our global footprint and cost competitiveness by eliminating up to 2,800 positions in North America and Europe and consolidating and combining certain global facilities, with costs to be incurred over the next several years. We recorded restructuring costs of $20 million and $72 million in fiscal years 2008 and 2007, respectively, related to these actions. These costs include $81 million primarily for estimated employee severance benefits, relating to a reduction of approximately 1,340 salaried and hourly employees, and $11 million of asset impairment charges associated with certain closures.

          See Note 5 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for further information on our restructuring actions.

          Divestitures. As part of our strategy to refocus our business and dedicate our resources to our core capabilities, we regularly review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. We completed the following initiatives since the beginning of fiscal year 2007 (see Note 3 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below):

•	In the third quarter of fiscal year 2007, we sold our ET business to EMCON Technologies Holdings Limited, a private equity affiliate of JPMorgan Securities, Inc.

•

In the fourth quarter of fiscal year 2007, we sold our European aftermarket exhaust and filters operations to Klarius Group Limited. This transaction completed the sale of our LVA businesses (except the aftermarket ride control business, as described below).

          We completed the sale of a significant part of our LVA businesses in fiscal years 2006 and 2007. In the second quarter of fiscal year 2007, we decided to retain the Gabriel aftermarket ride control business, as part of the core light vehicle strategy developed through our Performance Plus initiative. As a result, the financial position and results of this business are reported in continuing operations for all periods presented. See Note 3 of the notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

          In May 2008, we announced our intent to separate our LVS business by way of a spin-off to the company’s shareholders. In October 2008, we updated the earlier announcement indicating that, although the spin-off continues to be an option for the separation, we are investigating other alternatives. On November 18, 2008, we announced that a sale of the LVS business (excluding the Wheels business) was our primary path and that we were engaged in negotiations to sell the business.

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

          In December 2007, our CVS business acquired Mascot, which remanufactures transmissions, drive axles, steering gears and drivelines in North America. In July 2008, our CVS business acquired Trucktechnic, a supplier of remanufactured brakes, components and testing equipment primarily to European markets.

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

Joint Ventures

          As the automotive and commercial vehicle industries have become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. As of September 30, 2008, our continuing operations participated in 21 joint ventures with interests in the United States, Brazil, Canada, China, Colombia, France, Germany, India, Mexico, the Slovak Republic, Turkey and Venezuela. During fiscal year 2008, we entered into an agreement with TRW Automotive Aftermarket to form a joint venture to distribute shock absorbers in the European aftermarket.

          In accordance with accounting principles generally accepted in the United States, our consolidated financial statements include the operating results of those joint ventures in which we have control. For a list of our unconsolidated joint ventures and percentage ownership thereof see Note 13 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Research and Development

          We have significant research, development, engineering and product design capabilities. We spent $136 million in fiscal year 2008, $124 million in fiscal year 2007, and $114 million in fiscal year 2006 on company-sponsored research, development and engineering. We employ professional engineers and scientists globally, and have additional engineering capabilities through contract arrangements in low-cost countries.

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

Employees

          At September 30, 2008, we had approximately 19,800 full-time employees. At that date, approximately 1,300 employees in the United States and Canada were covered by collective bargaining agreements and most of our facilities outside of the United States and Canada were unionized. We believe our relationship with unionized employees is satisfactory.

          Our collective bargaining agreement with the Canadian Auto Workers (“CAW”) at our CVS brakes facility in Ontario, Canada, expired on June 3, 2006. On June 4, 2006, we announced that, after lengthy negotiations, a new tentative agreement with the

CAW had not yet been reached and, as a result, we had suspended operations at the facility. On June 12, 2006, we reached a tentative agreement with the CAW, which was subsequently ratified on June 14, 2006, and resumed operations. As a result of this work stoppage, we experienced temporary manufacturing inefficiencies and incurred certain costs in order to return to normal production. See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information on the financial impact of this work stoppage in fiscal years 2007 and 2006. Other than the foregoing, no significant work stoppages have occurred in the past five years.

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

          We have been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined. In addition to Superfund sites, various other lawsuits, claims and proceedings have been asserted against us, alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. We have established reserves for these liabilities when they are considered to be probable and reasonably estimable. See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information as to our estimates of the total reasonably possible costs we could incur and the amounts recorded as a liability as of September 30, 2008, and as to changes in environmental accruals during fiscal year 2008.

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

International Operations

          Approximately 46% of our total assets related to continuing operations as of September 30, 2008 and 59% of fiscal year 2008 sales from continuing operations were outside North America. See Note 24 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for financial information by geographic area for the three fiscal years ended September 30, 2008. Our international operations are subject to a number of risks inherent in operating abroad (see Item 1A. Risk Factors below). There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

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

          The following table sets forth vehicle production in principal markets served by CVS and LVS for the last five fiscal years:

	Year Ended September 30,

	2008	2007	2006	2005	2004

Commercial Vehicles (in thousands):
North America, Heavy-Duty Trucks	191	246	352	324	235
North America, Medium-Duty Trucks	124	172	216	208	172
United States and Canada, Trailers	170	275	312	327	284
Western Europe, Heavy- and Medium-Duty Trucks	562	480	439	421	376
Western Europe, Trailers	176	140	118	115	109
South America, Heavy- and Medium- Duty Trucks	158	127	107	112	96

Light Vehicles (in millions):
North America	13.6	15.1	15.7	15.6	15.9
South America	4.0	3.3	3.0	2.7	2.3
Western Europe (including Czech Republic)	16.5	16.5	16.4	16.4	16.9
Asia/Pacific	29.4	26.7	24.8	22.7	20.9

Source: Automotive industry publications and management estimates.

          We anticipate the North American heavy-duty truck market to remain flat in calendar year 2009, with production at an estimated 200,000 to 220,000 units. In Western Europe, we expect production of heavy- and medium-duty trucks to decrease significantly, with production at an estimated 400,000 to 450,000 units. Our most recent outlook shows North American and Western European light vehicle production during calendar year 2009 to be approximately 11.8 million and 14.0 million units, respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and - Results of Operations below for information on the effects of recent market cycles on our sales and earnings.

Available Information

          We make available free of charge through our web site (www.arvinmeritor.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed.

Cautionary Statement

          This Annual Report on Form 10-K contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,”

“should,” “are likely to be,” “will” and similar expressions. There are risks and uncertainties relating to the company’s announced plans for LVS, including the timing and certainty of completion of any transaction, the terms upon which any purchase and sale agreement may be entered into and whether closing conditions (some of which may not be within the company’s control) will be met. In addition, actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market cycles and conditions, including the recent global economic crisis; the demand for commercial, specialty and light vehicles for which the company supplies products; availability and sharply rising costs of raw materials, including steel; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); whether our liquidity will be affected by declining vehicle production volumes in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of the company’s suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations and the ability to achieve the expected benefits of restructuring actions; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of the company’s debt; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; the outcome of actual and potential product liability, warranty and recall claims; rising costs of pension and other postretirement benefits; and possible changes in accounting rules; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of this Annual Report on Form 10-K: Item 1. Business, “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Strategic Initiatives”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

Disruptions in the financial markets are adversely impacting the availability and cost of credit which could negatively affect our business.

          Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the lack of liquidity generally are adversely impacting the availability and cost of incremental credit for many companies and may adversely affect the availability of credit already arranged. These disruptions are also adversely affecting the U.S. and world economy, further negatively impacting consumer spending patterns in the automotive and commercial vehicle industries. In addition, as our customers and suppliers respond to rapidly changing consumer preferences, they may require access to additional capital. If that capital is not available or its cost is prohibitively high, their business would be negatively impacted which could result in further restructuring or even reorganization under bankruptcy laws. Any such negative impact, in turn, could negatively affect our business either through loss of sales to any of our customers so affected or through inability to meet our commitments (or inability to meet them without excess expense) because of loss of supplies from any of our suppliers so affected. There are no assurances that government responses to these disruptions will restore consumer confidence or improve the liquidity of the financial markets.

Financial difficulties facing other automotive companies may have an adverse impact on us.

          A number of companies in the automotive industry are, and over the last several years have been, facing severe financial difficulties. As a result, there have been numerous recent bankruptcies of companies in the automotive industry. In addition, during the past several years, large U.S. OEMs, General Motors, Ford and Chrysler, have lost market share, particularly in the United States. Severe financial difficulties at any major automotive manufacturer or automotive supplier could have a significant disruptive effect on the automotive industry in general and on our business, including by leading to labor unrest, supply chain disruptions and weakness in demand.

We may not be able to complete the sale of our LVS business (excluding the Wheels business)

          In May 2008, we announced our intent to separate our LVS and CVS businesses. Our original intention was to accomplish this through a spin off to our shareholders. Although the spin-off continues to be an option, the weakened financial market and other factors have prompted us to investigate other alternatives for the separation, including a potential sale of all or portions of the business. On November 18, 2008, we announced that a sale of the LVS business (excluding the Wheels business) is our primary path and that we were engaged in negotiations to sell the business. We believe this separation represents a major step in our corporate transformation by improving corporate clarity and management focus. However, there are risks and uncertainties as to the timing and certainty of completion of any transaction, the terms upon which any purchase and sale agreement may be entered into and whether closing conditions (some of which may not be within the company’s control) will be met. In addition, LVS results until closing of a transaction will be included in our financial results. The LVS short-term outlook continues to be weak and is subject to significant risks, including potentially large reductions in volume and significant cash requirements, which could affect our financial condition.

Continued escalation in the prices of raw materials and transportation costs could adversely affect our business and, together with other factors, will continue to pose challenges to our financial results.

          Prices of raw materials, primarily steel and oil, for our manufacturing needs and costs of transportation continued to increase sharply and to have a negative impact on our operating income in fiscal year 2007 and 2008. The price of steel continues to challenge our industry. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, our operating income could continue to be adversely affected.

          These expected raw material price increases, together with the volatility of the commodity markets, continued OEM production cuts in our North American markets, an economic slowdown and intense competition in global markets, will continue to pose challenges to our financial results.

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

          Production and sales of the vehicles for which we supply products generally depend on economic conditions and a variety of other factors that are outside our control, including customer spending and preferences, labor relations and regulatory requirements. In particular, demand for CVS products can be affected by pre-buy before the effective date of new regulatory requirements, such as changes in emissions standards. Implementation of new, more stringent, emissions standards is scheduled for 2010 in the U.S., and we believe that heavy-duty truck demand in the U.S. market could increase prior to the effective date of the new regulations, and correspondingly decrease after the new standards are implemented. However, any expected increase in the heavy-duty truck demand prior to the effective date of new emissions standards may be offset by the current instability in the financial markets and resulting economic contraction in the U.S. and worldwide markets.

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

          During fiscal year 2008, AB Volvo accounted for approximately 14% of our total sales. No other customer accounted for 10% or more of our total sales in fiscal year 2008.

          The level of our sales to large OEM customers, including the realization of future sales from awarded business, is inherently subject to a number of risks and uncertainties, including the number of vehicles that these OEM customers actually produce and sell. In North America, OEM production levels of sport utility vehicles and large passenger cars have been decreasing as demand for smaller more fuel efficient cars has increased. Several of our significant customers have major union contracts that expire periodically and are subject to renegotiation. Any strikes or other actions that affect our customers’ production during this process would also affect our sales. Further, to the extent that the financial condition, including bankruptcy or market share of any of our largest customers deteriorates or their sales otherwise continue to decline, our financial position and results of operations could be adversely affected. In addition, our customers generally have the right to replace us with another supplier at any time for a variety of reasons. Accordingly, we may not in fact realize all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition and results of operations.

          CVS Aftermarket sales depend on overall levels of truck ton miles and gross domestic product (GDP) and may be influenced in times of slower economic growth or economic contraction based on the average age of truck fleets.

Escalating price pressures from customers may adversely affect our business.

          Pricing pressure by automotive OEMs is a characteristic of the automotive industry. Virtually all automakers have aggressive price reduction initiatives and objectives each year with their suppliers, and such actions are expected to continue in the future. Accordingly, automotive suppliers must be able to reduce their operating costs in order to maintain their profit margins. Price reductions have impacted our profit margins and may do so in the future. There can be no assurance that we will be able to resist future customer price reductions or offset future customer price reductions through improved operating efficiencies, new manufacturing processes, sourcing alternatives or other cost reduction initiatives.

We operate in a highly competitive industry.

          Each of ArvinMeritor’s businesses operates in a highly competitive environment. CVS and LVS compete worldwide with a number of North American and international providers of components and systems, some of which are owned by or associated with some of our customers. Some of these competitors are larger and have greater financial resources or have established relationships with significant customers. In addition, certain OEMs manufacture for their own use products of the types we supply, and any future increase in this activity could displace CVS and LVS sales.

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

Exchange rate fluctuations could adversely affect our financial condition and results of operations.

          As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. While we employ financial instruments to hedge certain of our foreign currency exchange risks relating to these transactions, our efforts to manage these risks may not be successful.

          In addition, we translate sales and other results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2008 and 2007, our reported financial results have benefited from depreciation of the U.S. dollar against foreign currencies. We do not hedge against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies.

A disruption in supply of raw materials or parts could impact our production and increase our costs.

          Some of our significant suppliers have experienced weakening financial condition in recent years that resulted, for some companies, in filing for protection under the bankruptcy laws. In addition, some of our significant suppliers are located in developing countries. We are dependent upon the ability of our suppliers to meet performance and quality specifications and delivery schedules. The inability of a supplier to meet these requirements, the loss of a significant supplier, or any labor issues or work stoppages at a significant supplier, could disrupt the supply of raw materials and parts to our facilities and could have an adverse effect on us.

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

          We have a significant amount of facilities and operations outside the United States, including investments and joint ventures in developing countries. During fiscal 2008, approximately 59% of our sales were generated outside of the United States. These international operations are subject to a number of risks inherent in operating abroad, including, but not limited to:

•	risks with respect to currency exchange rate fluctuations (as more fully discussed above);

•	local economic and political conditions;

•	disruptions of capital and trading markets;

•	possible terrorist attacks or acts of aggression that could affect vehicle production or the availability of raw materials or supplies;

•	restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);

•	changes in legal or regulatory requirements;

•	import or export licensing requirements;

•	limitations on the repatriation of funds;

•	high inflationary conditions;

•	difficulty in obtaining distribution and support;

•	nationalization;

•	the laws and policies of the United States affecting trade, foreign investment and loans;

•	the ability to attract and retain qualified personnel;

•	tax laws; and

•	labor disruptions.

          There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

Our working capital requirements may negatively affect our liquidity and capital resources.

          Our working capital requirements can vary significantly, depending in part on the level, variability and timing of our customers’ worldwide vehicle production and the payment terms with our customers and suppliers. Our cash flow has been affected by increased working capital requirements driven by our expansion efforts in South America and Asia-Pacific, higher receivable balances in non-US operations and lower accounts payable balances reflecting more normalized levels. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangements to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts.

Our liquidity, including our access to capital markets and financing, could be constrained by our limitations in the overall credit market, credit ratings, our ability to comply with financial covenants in our debt instruments, and our suppliers suspending normal trade credit terms on our purchases.

          Our corporate credit rating at Standard & Poor’s is B+, at Moody’s Investors Service is B1, and at Fitch Ratings is B. Standard & Poor’s and Fitch Ratings have our credit ratings on negative outlook and it is stable at Moody’s. There are a number of factors, including our ability to achieve the intended benefits from restructuring and other strategic activities on a timely basis, that could result in further lowering of our credit ratings. The rating agencies’ opinions about our creditworthiness may also be affected by their views of conditions in the automotive and trucking industry generally, including their views concerning the financial condition of our major OEM customers. If the credit rating agencies perceive further weakening in the industry, they could lower our ratings. Further declines in our ratings could reduce our access to capital markets, further increase our borrowing costs and result in lower trading prices for our securities.

          Our ability to borrow under our existing financing arrangements depends on our compliance with covenants in the related agreements, and on our performance against covenants in our bank credit facility that require compliance with certain financial ratios as of the end of each fiscal quarter. In December 2007, we amended these financial ratio covenants. To the extent that we are unable to maintain compliance with these requirements or to perform against the financial ratio covenants, due to one or more of the various risk factors discussed herein or otherwise, our ability to borrow, and our liquidity, would be adversely impacted.

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

          In 2008, we determined to explore strategic alternatives to separate our LVS business, including a sale or spin-off. There can no assurance that a transaction will be completed. In addition, our future strategic initiatives could include divestitures, acquisitions and restructurings.

          The success and timing of any future divestitures and acquisitions will depend on a variety of factors, many of which are not within our control. If we engage in acquisitions, we may finance these transactions by issuing additional debt or equity securities. The additional debt from any such acquisitions, if consummated, could increase our debt to capitalization ratio. In addition, the ultimate benefit of any acquisition would depend on our ability to successfully integrate the acquired entity or assets into our existing business and to achieve any projected synergies. There is no assurance that the total costs and total cash costs associated with any current and future restructuring will not exceed our estimates, or that we will be able to achieve the intended benefits of these restructurings.

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

          One of our subsidiaries, Maremont Corporation, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. We acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. We, along with many other companies, have also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of products of Rockwell International Corporation (now Rockwell Automation, Inc., and referred to in this Annual Report on Form 10-K as “Rockwell”). Liability for these claims was transferred to us at the time of the spin-off of the automotive business to Meritor from Rockwell in 1997.

          The uncertainties of asbestos claim litigation and the outcome of litigation with insurance companies regarding the scope of coverage and the long term solvency of our insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. The possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process increases that uncertainty. Although we have established reserves to address asbestos liability and corresponding recoveries from insurance companies, if the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for asbestos-related claims, and the effect on us, could differ materially from our current estimates and, therefore, could have a material impact on our financial position and results of operations.

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

          Due to the uncertainty related to the UAW lawsuit and because the injunction has the impact of at least temporarily changing the benefits provided under the existing postretirement medical plans, we have accounted for the injunction as a rescission of the 2002 and 2004 plan amendments that modified UAW retiree healthcare benefits. We recalculated the accumulated postretirement benefit obligation, or APBO, as of December 22, 2005, which resulted in an increase in the APBO of $168 million. The increase in APBO will offset the remaining unamortized negative prior service cost of the 2002 and 2004 plan amendments and will increase retiree medical expense over the average remaining service period associated with the original plan amendments of approximately ten years. In addition, the increase in APBO resulted in higher interest cost, a component of retiree medical expense. We began recording the impact of the injunction in March 2006, 90 days from the December 22, 2005 measurement date, which is consistent with the 90-day lag between our normal plan measurement date of June 30 and our fiscal year-end. In addition, the injunction required the defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. We have recorded a $5 million reserve at September 30, 2008 and 2007 as the best estimate of our liability for these retroactive benefits. We have appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit. The ultimate outcome of the UAW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

          On November 12, 2008, the company settled the USW lawsuit for $28 million, which was paid in November 2008. This settlement will result in an increase in APBO of $23 million. The increase in APBO will be reflected as an increase in actuarial losses that will be amortized into periodic retiree medical expense over an average expected remaining service life of approximately ten years.

Impairment in the carrying value of long-lived assets and goodwill could negatively affect our operating results and financial condition.

          We have a significant amount of long-lived assets and goodwill on our consolidated balance sheet. Under generally accepted accounting principles, long-lived assets, excluding goodwill, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause the profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment at least annually. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include changes in the industries in which we operate, particularly the impact of the current downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or profitability. In addition, a sale of our LVS business could result in a significant loss or impairment. If the value of long-lived assets or goodwill is impaired, our earnings and financial condition could be adversely affected.

The value of our U.S. deferred tax assets could become impaired, which could materially and adversely affect our results of operations and financial condition.

          As of September 30, 2008, the company had approximately $519 million in U.S. net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. Many of these deferred tax assets will expire if they are not utilized within certain time periods. It is possible that some or all of these deferred tax assets could ultimately expire unused.

          We periodically determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings, tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to adjust the valuation allowance to reduce our U.S. deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations and financial condition.

Our expected annual effective tax rate could be volatile and materially change as a result of changes in mix of earnings and other factors.

          Our overall effective tax rate is equal to our total tax expense as a percentage of our total earnings before tax. However, tax expenses and benefits are determined separately for each tax paying component (an individual entity) or group of entities that is consolidated for tax purposes in each jurisdiction. Losses in certain jurisdictions provide no current financial statement tax benefit. As result, changes in the mix of projected earnings between jurisdictions, among other factors, could have a significant impact on our overall effective tax rate. The separation of our LVS business could negatively impact our effective tax rate.

Our unrecognized tax benefits related to the adoption of Financial Accounting Standards Board Interpretation No. 48 could significantly change.

          In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle.

          The total amount of our unrecognized tax benefits upon adoption of FIN 48 as of October 1, 2007 was $207 million, of which $151 million represents the amount, if recognized, which would favorably affect our effective tax rate in future periods. At September 30, 2008 the amount of gross unrecognized tax benefits and the amount that would favorably affect our effective income tax rate in future periods were $131 million and $87 million, respectively.

          It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could significantly change our unrecognized tax benefits during the next twelve months. However, quantification of an estimated range cannot be made at this time.

Developments or assertions by or against us relating to intellectual property rights could materially impact our business.

          We own significant intellectual property, including a large number of patents, trademarks and trade secrets, and we are a party to a number of technology license agreements. Developments or assertions by or against us relating to intellectual property rights could materially impact our business. Significant technological developments by others also could materially and adversely affect our business and results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

          At September 30, 2008, our operating segments and our majority owned and minority owned joint ventures had the following facilities in the United States, Europe, South America, Canada, Mexico, Australia, South Africa and the Asia/Pacific region. For purposes of these numbers, multiple facilities in one geographic location are counted as one facility.

	Manufacturing Facilities	Engineering Facilities, Sales Offices, Warehouses and Service Centers

CVS	41	22
LVS	37	10
Other	4	11

	82	43

          These facilities had an aggregate floor space of approximately 17 million square feet, substantially all of which is in use. We owned approximately 74% and leased approximately 26% of this floor space. Substantially all of our domestic plants and equipment are subject to liens securing our obligations under a $700 million credit facility with a group of banks (see Note 16 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data). In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 2008, is as follows:

	Owned Facilities			Leased Facilities

Location	LVS	CVS	Other	LVS	CVS	Other	Total

United States	833,471	2,631,698	457,806	368,062	1,025,644	5,600	5,322,301
Canada	669,233	364,319	—	—	148,925	—	1,182,477
Europe	516,728	2,996,370	455,856	840,737	228,268	94,173	5,132,132
Asia/Pacific	235,019	482,151	—	181,317	893,098	43,931	1,835,516
Latin America	660,086	2,049,913	—	552,972	—	7,500	3,270,471

Total	2,914,537	8,524,451	913,662	1,943,088	2,295,955	151,204	16,742,897

Item 3.	Legal Proceedings

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

          5. On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. We intend to vigorously defend the claims raised in all of these actions. The Antitrust Division of the U.S. Department of Justice (DOJ) and the Office of the Attorney General of the State of Florida are also investigating the allegations raised in these suits. The DOJ has issued subpoenas to certain employees of the defendants, which include the company. We are fully cooperating with both investigations.

          6. Various other lawsuits, claims and proceedings have been or may be instituted or asserted against ArvinMeritor or our subsidiaries relating to the conduct of our business, including those pertaining to product liability, intellectual property, safety and health, and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to ArvinMeritor, management believes, after consulting with Vernon G. Baker, II, Esq., ArvinMeritor’s General Counsel, that the disposition of matters that are pending will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

          There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

Item 4A.	Executive Officers of the Registrant.

          The name, age, positions and offices held with ArvinMeritor and principal occupations and employment during the past five years of each of our executive officers as of November 15, 2008, are as follows:

Charles G. McClure, Jr., 55 - Chairman of the Board, Chief Executive Officer and President since August
2004. Chief Executive Officer of Federal-Mogul Corporation (automotive component supplier) from July
2003 to July 2004; and President and Chief Operating Officer of Federal-Mogul Corporation from January 2001 to July 2003.

Vernon G. Baker, II, 55 - Senior Vice President and General Counsel since July 2000.

Jeffrey A. Craig, 48 – Senior Vice President, Chief Financial Officer and Acting Controller since May 2008.

Senior Vice President and Controller from July 2007 to May 2008. Vice President and Controller of ArvinMeritor from May 2006 to July 2007; and President and Chief Executive Officer, Commercial Finance, of General Motors Acceptance Corporation (automotive and commercial finance, mortgage, real estate and insurance businesses) from 2001 to May 2006.

Linda M. Cummins, 61 - Senior Vice President, Communications, since July 2000.

James D. Donlon, III, 62 – Executive Vice President and Acting Chief Financial Officer, Light Vehicle

Systems, since May 2008. Executive Vice President and Chief Financial Officer from July 2007 to May 2008. Senior Vice President and Chief Financial Officer of ArvinMeritor from April 2005 to July 2007; Senior Vice President and Chief Financial Officer of Kmart Corporation

(retailer) from January 2004 to March 2005; and Senior Vice President and Controller of the Chrysler Division of DaimlerChrysler AG (automotive) from 2001 to 2003.

Mary A. Lehmann, 49 – Senior Vice President, Strategic Initiatives, and Treasurer since July 2007. Vice

President and Treasurer of ArvinMeritor from January 2006 to July 2007; Assistant Treasurer of ArvinMeritor from 2004 to January 2006; and Director, Affiliate Financing, of Ford Motor Company (automotive) from 2001 to 2004.

Philip R. Martens, 48 – Senior Vice President and President, Light Vehicle Systems, since September 2006.

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

Carsten J. Reinhardt, 41 – Senior Vice President and President, Commercial Vehicle Systems since

September 2006. Chief Executive Officer and President of Detroit Diesel Corporation (a subsidiary of DaimlerChrysler AG) from March 2003 to September 2006; and General Manager and Vice President-Operations for Western Star Trucks (a subsidiary of DaimlerChrysler AG) from March 2001 to March 2003.

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

          ArvinMeritor’s common stock, par value $1 per share (“Common Stock”), is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “ARM.” On November 2, 2008, there were 24,825 shareowners of record of ArvinMeritor’s Common Stock.

          The high and low sale prices per share of ArvinMeritor Common Stock for each quarter of fiscal years 2008 and 2007 were as follows:

	Fiscal Year 2008		Fiscal Year 2007

Quarter Ended	High	Low	High	Low

December 31	$17.60	$9.17	$18.99	$13.74

March 31	14.24	9.08	20.21	17.21

June 30	17.40	12.11	22.56	17.18

September 30	18.11	9.99	23.65	15.59

          Quarterly cash dividends in the amount of $0.10 per share were declared and paid in each quarter of the last two fiscal years. Our payment of cash dividends and the amount of the dividend are subject to review and change at the discretion of our Board of Directors.

          See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on securities authorized for issuance under equity compensation plans.

          On January 25, 2008, the company issued 14,100 shares of Common Stock to a retiring non-employee director in settlement of restricted share units that were awarded to him in 2005, 2006 and 2007 as annual grants under the 2004 Directors Stock Plan. The issuance of these securities was exempt from registration under the Securities Act of 1933, as a transaction not involving a public offering under Section 4(2).

     Issuer repurchases

          The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in Company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the Company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 5 of this Report on Form 10-K. In addition, although our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding, there was no such withholding in the fourth quarter of 2008.

Shareowner Return Performance Presentation

          The line graph below compares the cumulative total shareowner return on an investment in ArvinMeritor’s common stock against the cumulative total return of the S&P 500 and a peer group of companies for the period from September 30, 2003 to September 30, 2008, assuming a fixed investment of $100 at the respective closing prices on the last day of each fiscal year and reinvestment of all cash dividends.

Comparison of Total Return
Common Stock, S&P 500 Index1 and Peer Group Index2

          1 Standard & Poor’s 500 Market Index.

          2 We believe that a peer group of representative independent automotive suppliers of approximately comparable size and products to ArvinMeritor is appropriate for comparing shareowner return. The peer group consists of BorgWarner, Inc., Cummins Inc., Dana Holding Corp., Delphi Corporation, Eaton Corporation, Johnson Controls, Inc., Lear Corporation, Superior Industries International, Inc., Tenneco, Inc. and Visteon Corporation. This peer group is the same as the group utilized in the performance chart in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

	Year Ended September 30,

	2008	2007	2006	2005	2004

SUMMARY OF OPERATIONS
Sales
Commercial Vehicle Systems	$4,819	$4,205	$4,179	$3,972	$3,132
Light Vehicle Systems	2,348	2,244	2,236	2,399	2,243

Total	$7,167	$6,449	$6,415	$6,371	$5,375

Operating Income	$186	$53	$171	$114	$146
Income (Loss) Before Income Taxes	141	(23)	72	16	66

Income (Loss) from Continuing Operations (1)	$(91)	$(30)	$112	$20	$49
Loss from Discontinued Operations (2)	(10)	(189)	(287)	(8)	(91)

Net Income (Loss)	$(101)	$(219)	$(175)	$12	$(42)

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations (1)	$(1.26)	$(0.43)	$1.62	$0.29	$0.73
Discontinued Operations (2)	(0.14)	(2.68)	(4.14)	(0.12)	(1.35)

Basic Earnings (Loss) per Share	$(1.40)	$(3.11)	$(2.52)	$0.17	$(0.62)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations (1)	$(1.26)	$(0.43)	$1.60	$0.29	$0.72
Discontinued Operations (2)	(0.14)	(2.68)	(4.09)	(0.12)	(1.33)

Diluted Earnings (Loss) per Share	$(1.40)	$(3.11)	$(2.49)	$0.17	$(0.61)

Cash Dividends per Share	$0.40	$0.40	$0.40	$0.40	$0.40

FINANCIAL POSITION AT SEPTEMBER 30
Total Assets	$4,674	$4,789	$5,508	$5,872	$5,642
Short-term Debt	240	18	56	136	5
Long-term Debt	1,063	1,130	1,174	1,436	1,469

(1) Fiscal year 2008 loss from continuing operations includes $20 million ($14 million after-tax) of restructuring charges, $19 million ($12 million after-tax) of costs associated with the planned separation of the company’s LVS business and approximately $183 million of non-cash income tax charges related to the repatriation of earnings of certain foreign subsidiaries of the company to the United States and establishing valuation allowances related to certain foreign deferred tax assets. Fiscal year 2007 loss from continuing operations includes $71 million ($54 million after-tax) of restructuring charges and favorable adjustments to certain impairment reserves of $10 million, net ($6 million after-tax). Fiscal year 2006 income from continuing operations includes $18 million ($11 million after-tax) of restructuring charges, gains on divestitures of $28 million ($17 million after-tax) and environmental remediation charges of $8 million ($5 million after-tax). Fiscal year 2005 income from continuing operations includes restructuring charges of $56 million ($34 million after-tax), charges associated with certain customer bankruptcies of $6 million ($4 million after-tax), environmental charges of $7 million ($4 million after-tax) and a $34 million non-cash impairment charge ($22 million after-tax) in our Gabriel Ride Control Aftermarket business. Fiscal year 2004 income from continuing operations includes restructuring charges of $5 million ($3 million after-tax), environmental remediation charges of $11 million ($8 million after-tax), and a withdrawn tender offer net charge of $9 million ($6 million after-tax).

(2) Fiscal year 2008 includes charges associated with certain close out activities related to previously sold ET and LVA Europe businesses of $19 million ($10 million after-tax). Fiscal year 2007 includes a loss, including related impairment charges, on the sale of our ET and LVA Europe businesses of $200 million ($166 million after-tax) and a restructuring benefit of $6 million ($4 million after-tax). Fiscal year 2006 includes a $310 million ($310 million after-tax) non-cash goodwill impairment charge in our ET business, a net gain on the sale of certain LVA businesses of $28 million ($18 million after-tax), other non-cash impairment charges of $22 million ($14 million after-tax) to record certain North American LVA businesses at fair value and restructuring costs of $14 million ($9 million after-tax). Fiscal year 2005 includes a non-cash impairment charge of $9 million ($6 million after-tax) to record certain North American LVA businesses at fair value and restructuring costs of $63 million ($41 million after-tax). Fiscal year 2004 includes a non-cash goodwill impairment charge of $190 million in our LVA business and restructuring costs of $13 million ($8 million after-tax).

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Overview

          ArvinMeritor, Inc. is a global supplier of a broad range of integrated systems, modules and components to the motor vehicle industry. The company serves light vehicle, commercial truck, trailer and specialty original equipment manufacturers and certain aftermarkets. Headquartered in Troy, Michigan, the company employs approximately 19,800 people at 82 manufacturing facilities in 22 countries. ArvinMeritor common stock is traded on the New York Stock Exchange under the ticker symbol ARM.

          In fiscal year 2008, we made a strategic decision to separate our Light Vehicle Systems (LVS) and Commercial Vehicle Systems (CVS) businesses. Upon completion of the separation, the commercial vehicle business – consisting of truck, trailer, specialty products and the commercial vehicle aftermarket – will remain with ArvinMeritor. We initially determined that the separation would be accomplished through a spin-off of the LVS business via a tax-free distribution to ArvinMeritor stockholders. Although the spin-off continues to be an option, the weakened financial markets, as well as further slow down in the automotive market, and other factors have prompted us to investigate other alternatives for the separation, including a potential sale of all or portions of the business. On November 18, 2008 we announced that a sale of LVS will be the primary path and that the wheels business of LVS will be retained by the company. Upon closing a sale transaction, we expect to incur a significant loss. However, we are unable to estimate a range of loss. In fiscal year 2008, we incurred approximately $19 million of costs associated with separation related activities, which are included in the selling, general and administrative expenses in the consolidated statement of operations included in the Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

          In December 2007, the company’s CVS business acquired Mascot Truck Parts Ltd (Mascot) for a cash purchase price of $19 million. Mascot remanufactures transmissions, drive axles, steering gears and drivelines in North America. In addition, in July 2008, the CVS business acquired Trucktechnic SA (Trucktechnic), a supplier of remanufactured brakes, components and testing equipment primarily to European markets, for a cash purchase price of approximately €11 million ($17 million). These acquisitions will expand and complement our existing North American and European aftermarket portfolio both in terms of product breadth and market depth. The acquisitions did not have a material impact on the company’s consolidated financial position or results of operations for the fiscal year ended September 30, 2008.

          Our pre-tax financial results for fiscal year 2008 significantly improved compared to the prior year. Improved earnings in our CVS business segment reflect higher sales and profitability in all regions outside North America and growth in our specialty and aftermarket businesses. Volumes in the North American heavy-duty commercial vehicle truck markets (commonly referred to as Class 8) were lower in fiscal year 2008 primarily due to pre-buy activity during the first quarter of fiscal year 2007 associated with the adoption of new emissions standards in calendar year 2007 and general economic conditions currently affecting truck tonnage volume. The improved profitability in fiscal year 2008 also reflects Performance Plus cost reduction initiatives and other operational improvements partially offset by increasing costs of raw material, primarily steel. Financial results for our LVS business segment also improved compared to the prior year due to lower restructuring costs and a strong presence in markets outside of North America.

          Our after-tax earnings from continuing operations in fiscal year 2008 declined from the prior year. Included in after-tax earnings from continuing operations in fiscal year 2008 are $183 million of non-cash income tax charges of which $137 million is related to the repatriation of earnings of certain foreign subsidiaries to the United States and $46 million is related to recording valuation allowances on certain foreign deferred tax assets. The repatriation of foreign earnings provides the company with improved liquidity flexibility by pooling cash in accessible jurisdictions while utilizing deferred tax assets in the U.S., resulting in no additional cash tax expense.

          Highlights of our consolidated results from continuing operations for the fiscal year ended September 30, 2008, are as follows:

•

Sales were $7.2 billion, up 11.1 percent compared to the same period last year. Excluding the impact of foreign currency exchange rates, which increased sales by $485 million, sales increased by 4 percent year over year.

•	Segment EBITDA margin for our reportable segments was 5.8 percent, up from 4.0 percent a year ago.

•	Operating margins were 2.6 percent, up from 0.8 percent a year ago.

•	Diluted loss per share from continuing operations was $1.26, compared to $0.43 in fiscal year 2007. The increase in loss per share is primarily due to the non-cash income tax charges discussed above.

          During fiscal year 2007, we launched a profit improvement and cost reduction initiative called “Performance Plus.” As part of this program we identified significant restructuring actions in our LVS and CVS businesses which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. We recorded restructuring costs of $20 million during fiscal year 2008 related to these actions, primarily related to employee severance costs in our LVS business. Cumulative costs recorded for this program are approximately $92 million.

          Cash provided by operating activities for the fiscal year ended September 30, 2008 was $163 million, compared to $36 million in the prior fiscal year. The improvement in cash flow is primarily attributable to higher cash earnings, lower pension and retiree medical contributions and lower use of cash for discontinued operations. These increases were offset by an increased level of working capital compared to the prior year. Working capital levels reflect both an increase in inventory balances and a decrease in accounts payable balances at September 30, 2008. The higher working capital levels are primarily a result of the higher sales volumes compared to the prior year. However, we were able to balance the increased requirements for working capital through operational improvements, cash collection efforts, higher utilization of our accounts receivables securitization and factoring programs, and improved collections.

MARKET OUTLOOK

          Historically, the company has experienced periodic fluctuations in demand for light, commercial and specialty vehicles and certain aftermarkets, most notably in our commercial vehicle markets in North America. Vehicle production in our principal markets for the last five fiscal years is shown below:

	Year Ended September 30

	2008	2007	2006	2005	2004

Commercial Vehicles (in thousands):
North America, Heavy-Duty Trucks	191	246	352	324	235
North America, Medium-Duty Trucks	124	172	216	208	172
United States and Canada, Trailers	170	275	312	327	284
Western Europe, Heavy- and Medium-Duty Trucks	562	480	439	421	376
Western Europe, Trailers	176	140	118	115	109
South America, Heavy- and Medium-Duty Trucks	158	127	107	112	96
Light Vehicles (in millions):
North America	13.6	15.1	15.7	15.6	15.9
South America	4.0	3.3	3.0	2.7	2.3
Western Europe (including Czech Republic)	16.5	16.5	16.4	16.4	16.9
Asia/Pacific	29.4	26.7	24.8	22.7	20.9

Source: Automotive industry publications and management estimates

          We anticipate the North American heavy-duty truck market to remain flat in calendar year 2009, with production at an estimated 200,000 to 220,000 units. In Western Europe we expect production of heavy- and medium-duty trucks to decrease significantly, with production at an estimated 400,000 to 450,000 units. Our most recent outlook shows North American and Western European light vehicle production during calendar year 2009 to be approximately 11.8 million and 14.0 million units, respectively.

COMPANY OUTLOOK

          Our business continues to address a number of challenging industry-wide issues including the following:

•	Excess capacity;

•	Weakened financial strength of some of the original equipment (OE) manufacturers and some suppliers;

•	Reduced production volumes in the light and commercial vehicle industry and changes in product mix in North America;

•	Higher energy and transportation costs;

•	OE pricing pressures;

•	Sharply rising costs for steel and other raw materials;

•	Pension and retiree medical health care costs; and

•	Currency exchange rate volatility.

          We believe that the substantial uncertainty and significant deterioration in the worldwide credit markets, the global economic downturn and the current climate in the U.S. economy has impacted the demand for the company’s products. As a result, we are not expecting to see any significant increase in commercial vehicle production volumes in North America during fiscal year 2009. We expect light vehicle production volumes to decline in North America in fiscal year 2009. In addition, anticipated production cuts in European and other commercial and light vehicle markets will pose short term challenges to our fiscal year 2009 results. However, we believe that our strategic direction, aggressive cost reductions, diversified customer base and global footprint should allow us to weather these short-term challenges while continuing to focus on product strategies and long-term growth initiatives.

          The price of steel increased significantly during fiscal year 2008. Although the prices of steel are expected to stabilize during fiscal year 2009, we expect a delayed effect of the decrease. Steel costs, along with increasing transportation costs and overall volatility of the commodity markets, could unfavorably impact our financial results in the future. In addition, these factors, together with continued volatility in credit markets, OEM production cuts resulting from an extended economic slowdown and intense competition in global markets have created pressure on our profit margins. We continuously work to address these competitive challenges by reducing costs, improving productivity and restructuring operations. In addition, in certain circumstances, we have been successful in negotiating improved pricing with our customers. To the extent these price increases are contractually limited to a short period of time or are not sustainable, we intend to pursue alternative means to offset any future price decreases by reducing costs and improving productivity.

          We have begun implementing a number of immediate restructuring and cost reduction initiatives aimed at mitigating current market conditions. In fiscal year 2009, we expect to achieve $125 million in annualized savings related to these significant actions of which $80 million is expected to be in our CVS business and $45 million is expected to be in our LVS business. We are reducing our global workforce by 1,250 employees, or approximately seven percent, which is comprised of 450 salaried and 800 hourly positions, including full-time, contract and temporary workers. The majority of these actions have already been completed; while the remainder are in process. We expect to incur approximately $35 million of cash expenditures in connection with these actions for severance. In addition, we are implementing proactive cost reduction actions to keep a strong focus on cash flow by maintaining tight controls on global inventory, pursuing working capital improvements and significantly reducing discretionary spending.

          Cash flow has been affected by increased working capital requirements driven by higher sales volumes in certain regions of the world during fiscal year 2008 and may be impacted in fiscal year 2009 by the current volatility in the financial markets, which could affect certain of our customers. We believe that our current financing arrangements provide us with sufficient financial flexibility to fund our on-going operations, near-term debt service requirements, restructuring activities, and planned investments. At September 30, 2008 we had $497 million in available cash and an undrawn, available amount of $626 million under our revolving credit facility. Also, as discussed above, during the fourth quarter of fiscal year 2008 the company made a strategic decision to repatriate earnings of certain foreign subsidiaries in the form of dividends. The repatriation of cash from foreign subsidiaries will further increase the company’s flexibility with respect to working capital requirements and the ability to utilize a portion of the U.S. deferred tax assets, resulting in no additional cash tax expense. We recognized a non-cash income tax charge of approximately $137 million during the fourth quarter of fiscal year 2008 related to this decision.

          Significant factors that could affect our results in fiscal year 2009 include:

•	Volatility in financial markets around the world;

•	Our ability to successfully separate our light vehicles business from the company;

•	Higher than planned price reductions to our customers;

•	Additional restructuring actions and the timing and recognition of restructuring charges;

•	The financial strength of our suppliers and customers, including potential bankruptcies;

•	Any unplanned extended shutdowns or production interruptions;

•	Our ability to implement planned productivity and cost reduction initiatives;

•	The impact of any acquisitions or divestitures;

•	Significant awards or losses of existing contracts;

•	The ultimate outcome of class action lawsuits concerning our retiree medical plans;

•	The impact of currency fluctuations on sales and operating income;

•	Higher than planned warranty expenses, including the outcome of known or potential recall campaigns;

•	Our ability to continue to access our bank revolving credit facilities, accounts receivable securitization and factoring arrangements and capital markets;

•	A significant deterioration or slow down in economic activity in the key markets we operate;

•	Timing and extent of recovery of the Class 8 downturn in North America;

•	Lower volume of orders from key customers;

•	Ability to implement enterprise resource planning systems at our locations successfully;

•	Our continued ability to recover steel price increases from our customers;

•	The impact of any new accounting rules; and

•	Recoverability and valuation of deferred tax assets, including our ability to successfully implement tax planning strategies.

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

Results of Operations

          The following is a summary of our financial results for the last three fiscal years.

	Year Ended September 30,

	2008	2007	2006

	(in millions, except per share amounts)
Sales:
Commercial Vehicle Systems	$4,819	$4,205	$4,179
Light Vehicle Systems	2,348	2,244	2,236

SALES	7,167	6,449	6,415

SEGMENT EBITDA:
Commercial Vehicle Systems	$355	$221	$293
Light Vehicle Systems	61	36	58

SEGMENT EBITDA	416	257	351
Unallocated legacy and corporate costs (1)	(40)	(11)	(8)
ET corporate allocations (2)	—	(36)	(29)
Loss on sale of receivables	(22)	(9)	(1)
Depreciation and amortization	(145)	(129)	(124)
Interest expense, net	(83)	(110)	(131)
Benefit (provision) for income taxes	(217)	8	54

INCOME (LOSS) FROM CONTINUING OPERATIONS	(91)	(30)	112
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(10)	(189)	(287)

NET LOSS	$(101)	$(219)	$(175)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(1.26)	$(0.43)	$1.60
Discontinued operations	(0.14)	(2.68)	(4.09)

Diluted loss per share	$(1.40)	$(3.11)	$(2.49)

DILUTED AVERAGE COMMON SHARES OUTSTANDING	72.1	70.5	70.2

(1) Unallocated legacy and corporate costs represent items that are not directly related to our business segments. These costs primarily include pension and retiree medical costs associated with recently sold businesses and other legacy costs for environmental and product liability. Fiscal year 2008 unallocated legacy and corporate costs include $19 million of costs associated with the separation of the LVS business and $12 million associated with legacy costs, primarily for pension and retiree medical.

(2) As a result of the sale of ET, certain corporate and legacy costs previously allocated to ET’s segment results are reported in continuing operations. In fiscal year 2007, these costs were not allocated to the company’s two business segments and are included in “ET Corporate Allocations” in the above segment information.

2008 Compared to 2007

     Sales

          The following table reflects total company and geographical business segment sales for fiscal years 2008 and 2007. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To

	2008	2007	Dollar Change	% Change	Currency	Volume / Other

CVS:
North America	$2,179	$2,328	$(149)	(6)%	$10	$(159)
Europe	1,663	1,221	442	36%	196	246
Asia and Other	977	656	321	49%	89	232

Sub-total	4,819	4,205	614	15%	295	319

LVS:
North America	744	885	(141)	(16)%	$13	$(154)
Europe	1,069	937	132	14%	139	(7)
Asia and Other	535	422	113	27%	38	75

Sub-total	2,348	2,244	104	5%	190	(86)

TOTAL SALES	$7,167	$6,449	$718	11%	$485	$233

          Commercial Vehicle Systems (CVS) sales were $4,819 million in fiscal year 2008, up 15 percent from fiscal year 2007. The effect of foreign currency translation increased sales by $295 million. Higher sales reflect strong heavy- and medium-duty truck markets in all regions except North America and growth in our specialty and aftermarket businesses. Volumes in the North American heavy-duty commercial vehicle truck markets (commonly referred to as Class 8) were lower in fiscal year 2008 primarily due to pre-buy activity during the first quarter of fiscal year 2007 associated with the adoption of new emissions standards in calendar year 2007 and general economic conditions currently affecting truck tonnage volume. Compared to fiscal year 2007, production volumes in North America for Class 8 trucks decreased approximately 22 percent. The Class 8 truck market started a partial recovery during the third quarter of fiscal year 2008; however, the current volatility in credit markets is expected to delay any further recovery until markets are stabilized. Continuing sales strength in Europe throughout fiscal year 2008 reflects strong heavy- and medium-duty truck volumes in this region. Western European truck volumes increased 17 percent versus 2007. However, sales volumes in these markets are expected to decline significantly in the first half of fiscal year 2009 due to current uncertainty over the financial markets coupled with cyclical downturns in Western Europe. South America volumes increased during fiscal year 2008 by 24 percent. Sales in China and other Asia Pacific areas increased 33 percent; however, this sales growth is not expected to continue into fiscal year 2009. The acquisitions of Mascot and Trucktechnic in fiscal year 2008 increased sales by $31 million.

          Light Vehicle Systems (LVS) sales were $2,348 million in fiscal year 2008, up from $2,244 million in fiscal year 2007. The effect of foreign currency translation increased sales by $190 million. Excluding the impact of foreign currency translation, sales decreased by $86 million or 4% compared to the prior year. Sales in North America decreased primarily due to lower sales in our suspension systems and modules business, including lower pass-through sales. Pass-through sales are products sold to our customers where we acquire certain components and assemble them into the final product and were approximately $167 million in fiscal year 2008, compared to approximately $209 million in fiscal year 2007. These pass-through sales carry minimal margins, as we have little engineering or manufacturing responsibility. The closure of our door module facility in Brussels, Belgium in fiscal year 2007 unfavorably impacted sales by $36 million when compared to the prior year. Strong sales volumes in the Asia Pacific and South American regions partially offset the lower volumes in North America. Due to the current uncertainty in the financial markets we expect production volumes in North America and Europe to be significantly lower in fiscal year 2009.

Segment EBITDA and EBITDA Margins

          The following table reflects segment EBITDA and EBITDA margins for fiscal years 2008 and 2007 (dollars in millions).

	Segment EBITDA				Segment EBITDA Margins

	2008	2007	$ Change	% Change	2008	2007	Change

CVS	$355	$221	$134	61%	7.4%	5.3%	2.1	pts
LVS	61	36	25	69%	2.6%	1.6%	1.0	pts

Segment EBITDA	$416	$257	$159	62%	5.8%	4.0%	1.8	pts

          Restructuring costs included in our business segment results during fiscal years 2008 and 2007 are as follows (in millions):

	CVS		LVS		Total

	2008	2007	2008	2007	2008	2007

Performance Plus program:
Salaried reduction in force	$—	$7	$—	$—	$—	$7
Facility rationalization, primarily employee severance benefits	(1)	3	17	52	16	55
Asset impairments	—	—	3	4	3	4

Total Performance Plus program	(1)	10	20	56	19	66

Fiscal year 2005 program (1):
Adjustments and reversals	—	—	—	(1)	—	(1)

Total restructuring costs (2)	$(1)	$10	$20	$55	$19	$65

(1)	The fiscal year 2005 program relates to the restructuring actions announced in May 2005.

(2)

Total segment restructuring costs do not include those recorded in unallocated corporate costs related to the Performance Plus program. These costs were $1 million in fiscal year 2008, primarily related to employee termination benefits, and $6 million in fiscal year 2007, primarily related to asset impairment charges.

Significant items impacting year over year segment EBITDA include the following:

	CVS	LVS	TOTAL

Segment EBITDA–Year ended September 30, 2007	$221	36	257
Impact of prior year product disruptions and work stoppages settlement, net	4	—	4
Lower restructuring costs	11	35	46
Charges for legal and commercial dispute	—	(14)	(14)
Impact of change in employee vacation policy	10	3	13
Foreign currency translation	9	7	16
Favorable adjustment to impairment reserves in prior year	—	(12)	(12)
Volume, pricing, performance and other, net	100	6	106

Segment EBITDA – Year ended September 30, 2008	$355	61	416

          CVS EBITDA was $355 million in fiscal year 2008, up $134 million compared to the prior year. EBITDA margin increased to 7.4 percent from 5.3 percent a year ago. Higher truck volumes in all regions except North America and higher sales in our aftermarket and specialty businesses, along with improved pricing, material and manufacturing performance contributed to the increase in EBITDA during the fiscal year 2008. EBITDA in fiscal year 2007 was unfavorably impacted by $13 million due to production interruptions and higher costs at a European axle facility and the simultaneous launch of a new axle product line and the implementation of a new ERP system. This impact was partially offset by a $9 million favorable settlement of claims relating to a 2006 labor disruption. Also included in EBITDA for fiscal year 2007 were restructuring costs of $10 million associated with Performance Plus program.

          LVS EBITDA was $61 million in fiscal year 2008, compared to EBITDA of $36 million in the prior year. Included in EBITDA for fiscal year 2008 are restructuring costs of $20 million ($55 million in fiscal year 2007). The restructuring costs are part of our Performance Plus program and primarily relate to employee severance costs and asset impairment charges for certain planned facility closures. During fiscal year 2008, LVS realized certain savings related to prior restructuring and other cost reduction actions, which are reflected in “volume, pricing performance and other, net” in the above table. These savings were partially offset by the lower sales volumes and a $14 million charge related to recording an additional contingency reserve for a legal and commercial dispute with a customer which has been settled as of September 30, 2008.

          Included in LVS EBITDA for fiscal year 2007 is a $12 million benefit related to the reversal of certain impairment reserves in the light vehicle aftermarket ride control business presented within continuing operations in fiscal year 2007 (this business was presented in discontinued operations prior to fiscal year 2007). This reversal is related to a $34 million impairment reserve recognized in fiscal year 2005 to record this business at its estimated fair value when it was classified as held for sale. At September 30, 2005, $11 million of the total impairment reserve was allocated to a portion of the long-lived assets and $23 million was considered a reserve for the estimated loss on sale. Subsequent to September 2005, an additional $7 million of this reserve was allocated to long-lived assets whose fair value had further deteriorated. Therefore, at March 31, 2007, the reserve for the estimated loss on sale had decreased to $16 million. As a result of the decision to retain the light vehicle aftermarket ride control business, the reserve for the loss on sale was no longer required and $12 million was reversed. The remaining portion of this reserve was not reversed and was allocated to reserves associated with certain current assets that were impaired as of March 31, 2007.

Other Income Statement Items

          Selling, general and administrative expenses for fiscal years 2008 and 2007 are summarized as follows (in millions):

	2008		2007		Increase (Decrease)

	Amount	% of sales	Amount	% of sales

SG&A
LVS separation costs	$(19)	0.3%	$—	—%	$19	0.3	pts
Loss on sale of receivables	(22)	0.3%	(9)	0.2%	13	0.1	pts
All other SG&A	(403)	5.6%	(370)	5.7%	33	(0.1	)pts

Total SG&A	$(444)	6.2%	$(379)	5.9%	$65	0.3	pts

          All other SG&A represents normal selling, general and administrative expenses. The increase in fiscal year 2008 primarily relates to higher labor costs (primarily due to higher variable incentive compensation costs in view of improved financial performance compared to targets) and marketing investments in our commercial vehicle aftermarket business. These increases were partially offset by a corresponding decrease in costs associated with our Performance Plus program compared to fiscal year 2007. Costs associated with our Performance Plus program decreased during fiscal year 2008 as most of the activities under this program were transferred to the respective business units. Savings generated by the program are primarily recorded in cost of sales in the consolidated statement of operations and are reflected in the segment EBITDA results previously discussed.

          Operating income for fiscal year 2008 was $186 million, an increase of $133 million compared to fiscal year 2007. Operating margin was 2.6 percent, up from 0.8 percent in 2007. Higher depreciation and amortization expenses of $16 million, increased costs associated with our off-balance sheet securitization and factoring programs of $13 million and costs of $19 million associated with the separation of our LVS business partially offset the $159 million increase in segment EBITDA compared to fiscal year 2007.

          Interest expense, net was $83 million, compared to $110 million in the prior year. The decrease in interest expense is primarily due to refinancing activities in recent years, which replaced higher interest rate debt with lower rate debt. Interest expense reductions also reflect increased use of off-balance sheet accounts receivable factoring programs during fiscal year 2008. The cost of these factoring programs is included within selling, general and administrative expenses discussed above. Also included in interest expense, net are net losses on debt extinguishments of $3 million and $6 million in the fiscal years 2008 and 2007, respectively. These losses include legal and other professional fees, unamortized debt issuance costs and premiums paid to repurchase and pay down debt. See “Liquidity and Contractual Obligations” for further details concerning these debt extinguishments.

          Income tax provision in fiscal year 2008 is $217 million, representing a 154 percent effective tax rate, compared to a benefit of $8 million, or 35 percent effective tax rate, in the prior year. Included in the current year tax provision are non-cash income tax charges of $183 million of which $137 million related to the repatriation of certain foreign subsidiary earnings to the U.S. and $46 million related to recording valuation allowances on certain foreign deferred tax assets. During the fourth quarter of fiscal year 2008, the company made a strategic decision to repatriate earnings of certain foreign subsidiaries in the form of dividends. The planned repatriation will provide the company with additional flexibility to reallocate funds to other operations as necessary based on working capital requirements and at the same time the ability to utilize deferred tax assets in the U.S., resulting in no additional cash tax expense. These non-cash income tax charges were partially offset in fiscal year 2008 by $16 million of net favorable tax items related to the conclusion and settlement of certain tax audits and expiration of the statute of limitations. Also impacting income tax expense in fiscal year 2008 are higher pre-tax earnings. The prior year tax provision was favorably impacted by increased earnings from foreign subsidiaries whose tax rates are less than the statutory rate and the favorable impact of enacted tax rate changes in certain foreign jurisdictions.

          Loss from continuing operations for fiscal year 2008 was $91 million, or $1.26 per diluted share, compared to $30 million, or $0.43 per diluted share in fiscal year 2007. The increase in loss is primarily attributable to the higher income tax provision discussed above partially offset by higher pre-tax earnings.

          Loss from discontinued operations was $10 million in fiscal year 2008 compared to $189 million in fiscal year 2007. In fiscal year 2008, we recognized additional expenses of approximately $10 million, net, primarily associated with the sale of our ET and LVA businesses, including final adjustments related to changes in estimates for certain retained assets and liabilities. In fiscal year 2007, we recorded a $180 million ($146 million after-tax) loss on the sale of ET. The loss on sale includes a $115 million ($90 million after-tax) non-cash impairment charge recorded in the second quarter of fiscal year 2007 to record ET at estimated fair value based upon the sale agreement. We also recorded a $20 million ($20 million after-tax) loss on the sale of our LVA European exhaust and filters business. The loss on sale includes an $8 million after-tax non-cash impairment charge recorded in the third quarter of fiscal year 2007 to record our LVA European businesses at estimated fair value. Also included in loss from discontinued operations is a reversal of $9 million of restructuring costs in ET related to employee severance benefits. Due to the sale of ET, it was determined that payment of these severance benefits was no longer probable. This reversal was more than offset by operating losses in ET and LVA Europe during the fiscal year 2007.

2007 Compared to 2006

     Sales

          The following table reflects the company and geographical business segment sales for fiscal years 2007 and 2006. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To

	2007	2006	Dollar Change	% Change	Currency	Volume / Other

CVS:
North America	$2,328	$2,621	$(293)	(11)%	$—	$(293)
Europe	1,221	1,070	151	14%	97	54
Asia and Other	656	488	168	34%	35	133

Total	4,205	4,179	26	1%	132	(106)

LVS:
North America	885	1,012	(127)	(12)%	$4	$(131)
Europe	937	903	34	4%	70	(36)
Asia and Other	422	321	101	31%	14	87

Total	2,244	2,236	8	—%	88	(80)

TOTAL SALES	$6,449	$6,415	$34	1%	$220	$(186)

          Commercial Vehicle Systems (CVS) sales were $4,205 million in fiscal year 2007, up slightly, from fiscal year 2006. The effect of foreign currency translation increased sales by $132 million. Volumes in the North American Class 8 truck markets were lower primarily due to pre-buy activity during 2007 associated with the adoption of new emissions standards. Compared to fiscal year 2006, production volumes in North America for Class 8 trucks decreased approximately 30 percent. Continuing sales strength in Europe and Asia Pacific reflect strong heavy and medium duty truck volumes in these regions. Western European truck volumes increased 9 percent versus 2006 and are expected to maintain such trends in the near term.

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

     Segment EBITDA and EBITDA Margins

          The following table reflects segment EBITDA and EBITDA margins for fiscal years 2007 and 2006 (dollars in millions).

	Segment EBITDA				Segment EBITDA Margins

	2007	2006	$ Change	% Change	2007	2006	Change

CVS	$221	$293	$(72)	(24)%	5.3%	7.0%	(1.7	)pts
LVS	36	58	(22)	(38)%	1.6%	2.6%	(1.0	)pts

Segment EBITDA	$257	$351	$(94)	(27)%	4.0%	5.5%	(1.5	)pts

          Restructuring costs included in our business segment results during fiscal years 2007 and 2006 are as follows (in millions):

	CVS		LVS		Total

	2007	2006	2007	2006	2007	2006

Performance Plus program:
Salaried reduction in force	$7	$—	$—	$—	$7	$—
Facility rationalization, primarily employee severance benefits	3	—	52	—	55	—
Asset impairments	—	—	4	—	4	—

Total Performance Plus program	10	—	56	—	66	—

Fiscal year 2005 program (1):
Salaried reduction in force	—	—	—	12	—	12
Facility rationalization, primarily employee severance benefits	—	7	—	2	—	9
Adjustments and reversals	—	(1)	(1)	(3)	(1)	(4)

Total Fiscal Year 2005 program	—	6	(1)	11	(1)	17
Other actions	—	—	—	1	—	1

Total restructuring costs (2)	$10	$6	$55	$12	$65	$18

(1)	The fiscal year 2005 program relates to the restructuring actions announced in May 2005.

(2)

Total segment restructuring costs do not include $6 million of restructuring costs, primarily asset impairment charges, recorded in unallocated corporate costs in fiscal year 2007. These costs are part of the Performance Plus program.

          Significant items impacting year over year segment EBITDA include the following:

	CVS	LVS	TOTAL

Segment EBITDA–Year ended September 30, 2006	$293	$58	$351
Product disruptions and work stoppages	41	(13)	28
Restructuring costs	(4)	(43)	(47)
Impact of supplier reorganizations	(6)	(4)	(10)
Adjustment to impairment reserves	—	12	12
Gain on divestitures	(23)	(5)	(28)
Pension and retiree medical costs	(7)	4	(3)
Volume, performance and other	(73)	27	(46)

Segment EBITDA – Year ended September 30, 2007	$221	$36	$257

          CVS EBITDA was $221 million, down $72 million compared to the same period last year. EBITDA margin decreased to 5.3 percent from 7.0 percent a year ago. In 2007, the downturn in the North American commercial vehicle truck markets and operational issues in our European CVS business, compounded by record truck sales in that region, unfavorably impacted EBITDA. A labor disruption and work stoppage at our commercial vehicle brakes operation in Tilbury, Ontario, in 2006 unfavorably impacted EBITDA in fiscal year 2006 by $45 million. The settlement of claims relating to this labor disruption favorably impacted fiscal year 2007 by $9 million. Production interruptions and higher costs at a European axle facility and the simultaneous launch of a new axle product line and the implementation of a new ERP system unfavorably impacted EBITDA by $13 million in fiscal year 2007. Higher pension and retiree medical costs are associated with a permanent injunction reinstating retiree medical benefits to certain UAW retirees granted by a federal district court in fiscal year 2006. The ongoing impact of this injunction was recorded beginning in March 2006. Also included in EBITDA for fiscal year 2007 were higher restructuring costs, primarily associated with Performance Plus, of $4 million. Included in EBITDA for fiscal year 2006 was a $23 million gain on the sale of certain assets of CVS’ off-highway brakes business.

          LVS EBITDA was $36 million in fiscal year 2007, compared to EBITDA of $58 million in the prior year. Included in EBITDA for fiscal year 2007 are higher restructuring costs of $43 million. The restructuring costs are part of our Performance Plus program and primarily relate to employee severance costs and asset impairment charges for certain planned facility closures. Production disruptions caused by work stoppages at our Brussels facility reduced EBITDA in fiscal year 2007 by $13 million compared to fiscal year 2006. Net of these items, EBITDA margins improved compared to fiscal year 2006 due to material savings and cost savings resulting from prior restructuring actions, which is reflected in “volume, performance and other” in the above table. Included in EBITDA for fiscal year 2006 was a $5 million gain on the liquidation of Meritor Suspension Systems Holding (UK) Ltd. (“MSSH”), a joint venture. This gain primarily related to the extinguishment of debt owed to the minority partner.

          Also included in LVS EBITDA for fiscal year 2007 is a $12 million benefit related to the reversal of certain impairment reserves in the light vehicle aftermarket ride control business presented within continuing operations in fiscal year 2007 (this business was presented in discontinued operations prior to fiscal year 2007). This reversal is related to a $34 million impairment reserve recognized in fiscal year 2005 to record this business at its estimated fair value when it was classified as held for sale. At September 30, 2005, $11 million of the total impairment reserve was allocated to a portion of the long-lived assets and $23 million was considered a reserve for the estimated loss on sale. Subsequent to September 2005, an additional $7 million of this reserve was allocated to long-lived assets whose fair value had further deteriorated. Therefore, at March 31, 2007, the reserve for the estimated loss on sale had decreased to $16 million. As a result of the decision to retain the light vehicle aftermarket ride control aftermarket business, the reserve for the loss on sale was no longer required and $12 million was reversed. The remaining portion of this reserve was not reversed and was allocated to reserves associated with certain current assets that were impaired as of March 31, 2007.

Other Income Statement Items

          Selling, general and administrative expenses for fiscal years 2007 and 2006 are summarized as follows (in millions):

	2007		2006		Increase (Decrease)

	Amount	% of sales	Amount	% of sales

SG&A
Loss on sale of receivables	$(9)	0.2%	$(1)	—%	$8	0.2	pts
All other SG&A	(370)	5.7%	(335)	5.2%	35	0.5	pts

Total SG&A	$(379)	5.9%	$(336)	5.2%	$43	0.7	pts

          The increase in all other SG&A is primarily costs associated with our Performance Plus program, partially offset by lower incentive compensation expenses due to the company’s financial performance versus targets. Savings generated by the program are primarily recorded in cost of sales in the consolidated statement of operations and are reflected in the segment EBITDA results previously discussed.

          Operating income for fiscal year 2007 was $53 million, a decrease of $118 million compared to fiscal year 2006. Operating margin was 0.8 percent, down from 2.7 percent. Higher depreciation and amortization expenses of $5 million, increased costs associated with our off-balance sheet securitization and factoring programs of $8 million along with the $94 million decrease in segment EBITDA resulted in the decrease in operating income compared to fiscal year 2006.

          Interest expense, net was $110 million, compared to $131 million in the prior year. The decrease in interest expense is primarily due to lower debt levels and reduced fixed interest rates compared with the prior year due to refinancing activities. Interest expense reductions also reflect increased use of off-balance sheet accounts receivable factoring programs during fiscal year 2007. The cost of these factoring programs is included within selling, general and administrative expenses discussed above. The favorable impact of reduced fixed rate debt and fixed interest rates was partially offset by higher levels of short term borrowings and higher interest rates on our variable rate debt compared with the prior year. Costs to terminate certain interest rate swaption contracts totaled $2 million in fiscal year 2007. Also included in interest expense, net and other are net losses on debt extinguishments of $6 million in the fiscal year ended September 30, 2007 and 2006. These losses include legal and other professional fees, unamortized debt issuance costs and premiums paid to repurchase and pay down debt. See “Liquidity and Contractual Obligations” for further details concerning these debt extinguishments.

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

          Loss from discontinued operations was $189 million in fiscal year 2007 compared to $287 million in fiscal year 2006. In fiscal year 2007, we recorded a $180 million ($146 million after-tax) loss on the sale of ET. The loss on sale includes a $115 million ($90 million after-tax) non-cash impairment charge recorded in the second quarter of fiscal year 2007 to record ET at estimated fair value based upon the sale agreement. We also recorded a $20 million ($20 million after-tax) loss on the sale of our LVA European exhaust and filters business. The loss on sale includes an $8 million after-tax non-cash impairment charge recorded in the third quarter of fiscal year 2007 to record our LVA European businesses at estimated fair value. Also included in loss from discontinued operations is a reversal of $9 million of restructuring costs in ET related to employee severance benefits. Due to the sale of ET, it was determined that payment of these severance benefits was no longer probable. This reversal was more than offset by operating losses in ET and LVA Europe during the year.

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

Non-Consolidated Joint Ventures

          At September 30, 2008, our continuing operations had investments in 9 joint ventures that were not majority-owned or controlled and were accounted for under the equity method of accounting. Our investments in non-consolidated joint ventures totaled $134 million and $116 million at September 30, 2008 and 2007, respectively.

          These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. Aggregate sales of our non-consolidated joint ventures were $1,481 million, $1,182 million and $1,021 million in fiscal years 2008, 2007 and 2006, respectively.

          Our equity in the earnings of affiliates was $38 million, $34 million and $32 million in fiscal years 2008, 2007 and 2006, respectively. We received cash dividends from our affiliates of $20 million, $22 million and $22 million in fiscal years 2008, 2007 and 2006, respectively.

          For more information about our non-consolidated joint ventures, see Note 13 of the Notes to Consolidated Financial Statements.

Financial Condition

          Cash Flows (in millions)

	Fiscal Year Ended September 30,

	2008	2007	2006

OPERATING CASH FLOWS
Income (loss) from continuing operations	$(91)	$(30)	$112
Depreciation and amortization	145	129	124
Gain on divestitures	—	(3)	(28)
Adjustments to impairment reserves, net	—	(10)	—
Deferred income tax expense (benefit)	109	(36)	(103)
Pension and retiree medical expense	105	129	142
Pension and retiree medical contributions	(82)	(202)	(114)
Restructuring costs, net of payments	(23)	39	(21)
Proceeds from termination of interest rate swaps	28	—	—
Decrease (increase) in working capital	(235)	(29)	80
Changes in sale of receivables	125	139	116
Other	94	54	41

Cash flows provided by continuing operations	175	180	349
Cash flows provided by (used for) discontinued operations	(12)	(144)	91

Cash flows provided by operating activities	$163	$36	$440

          Cash provided by operating activities for fiscal year 2008 was $163 million, compared to $36 million in the fiscal year 2007. The improvement in cash flow is primarily attributable to higher cash earnings, lower pension and retiree medical contributions of $120 million and lower utilization of cash by discontinued operations of $132 million. These increases were offset by an increased level of working capital requirements compared to the prior year. Working capital levels reflect both an increase in inventory and receivable balances in non-US operations and a decrease in accounts payable balances in 2008. However, we were able to balance the increased requirements for working capital through operational improvements, cash collection efforts and higher utilization of our accounts receivables securitization and factoring programs. The lower accounts payable balance was due to paying at a more expeditious rate than previous practice. We intend to work with our suppliers towards reaching payment term practices that meet supplier needs as well as creating less volatility in the company’s working capital needs going forward.

          The decrease in cash flow in fiscal year 2007, when compared to fiscal year 2006, reflects lower earnings, an $88 million increase in pension contributions and retiree medical payments and a $235 million increase in cash used for discontinued operations. Working capital levels reflect growth in our operations outside North America where we are subject to extended payment terms. However, growth in accounts receivable and inventory were partially offset by an increase in accounts payable at September 30, 2007.

	Fiscal Year Ended September 30,

	2008	2007	2006

INVESTING CASH FLOWS
Capital expenditures	$(172)	$(120)	$(107)
Acquisitions of businesses and investments, net of cash acquired	(57)	(2)	1
Proceeds from disposition of property and businesses	9	14	54
Proceeds from investments and sale of marketable securities	5	5	—
Investment in debt defeasance trust and marketable securities	—	—	(17)
Net cash provided by discontinued operations	55	199	179

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$(160)	$96	$110

          Cash used for investing activities was $160 million in fiscal year 2008, compared to cash provided of $96 million in fiscal year 2007 and $110 million in fiscal year 2006. In fiscal year 2008, we used $57 million primarily to fund the acquisitions of Mascot and Trucktechnic and fund the deferred purchase obligation with AB Volvo. In fiscal year 2007, we received $19 million from the sale of selected assets, including marketable securities. During fiscal year 2006, we received proceeds of $39 million from the disposition of certain assets of our off-highway brakes business. We also received $15 million from the sale of various properties and machinery and equipment. These assets primarily related to closed facilities. In fiscal year 2006, we purchased $12 million of U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest through the stated maturity on $5 million principal amount of outstanding 6-3/4 percent notes due 2008 and the $6 million principal amount of outstanding 7-1/8 percent notes due 2009, in order to defease certain covenants under the associated indenture.

          Capital expenditures increased to $172 million in fiscal year 2008 from $120 million in fiscal year 2007. Fiscal year 2008 capital expenditures reflect increased investments in certain regions to address overall capacity constraints impacting our businesses, including the addition of two new facilities in our CVS business. In addition to capital investments, we continue to leverage our global supply base and affiliate partners where practical to maximize asset utilization.

          Cash flow from discontinued operations was $55 million in fiscal year 2008 compared to $199 million in fiscal year 2007. The cash flows in fiscal year 2008 primarily include delayed proceeds from the sale of our ET business. We received $28 million associated with the final working capital purchase price adjustment and $20 million associated with amounts held in escrow in connection with the delayed legal closings of certain ET businesses. We also received proceeds of $12 million in fiscal year 2008 from the sale of certain retained properties of our sold ET and LVA businesses. In fiscal year 2007 we received $218 million in net proceeds from the sale of ET and approximately $9 million of proceeds from the sale of our LVA European exhaust and filters businesses. In fiscal year 2006, we received proceeds of approximately $222 million from the sale of our LVA North American filters, exhaust and motion control businesses; our Gabriel South Africa ride control business and our 39-percent equity ownership interest in Purolator India, a light vehicle aftermarket joint venture. Discontinued operations used no cash for capital expenditures in fiscal year 2008 compared to $29 million in fiscal year 2007 and $49 million in fiscal year 2006. Discontinued operations will utilize additional cash flows in fiscal year 2009 as we settle and close out remaining open matters related to our sold businesses.

	Fiscal Year September 30,

	2008	2007	2006

FINANCING CASH FLOWS
Borrowings (payments) on accounts receivable securitization program	$111	$(40)	$(72)
Proceeds from issuance of convertible notes and term loan	—	200	470
Repayment of notes and term loan	(5)	(249)	(672)
Borrowings (payments) on lines of credit and other	26	3	(57)

Net change in debt	132	(86)	(331)
Cash dividends	(29)	(29)	(28)
Debt issuance and extinguishment costs	(6)	(10)	(28)
Proceeds from exercise of stock options	—	28	1
Other financing activities	—	(1)	—
Net cash used for discontinued operations	—	—	(5)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$97	$(98)	$(391)

          Cash provided by financing activities was $97 million in fiscal year 2008 compared to cash used of $98 million in fiscal year 2007. In fiscal year 2008, our primary source of cash flow from financing activities was borrowings on our U.S. accounts receivable securitization program, of which $111 million was utilized as of September 30, 2008. Additional information on our accounts receivable securitization and factoring programs is provided in the “Liquidity and Contractual Obligations” section below. In February 2007, we issued $200 million of 4.00 percent convertible senior unsecured notes due 2027. Net proceeds from the issuance of these notes were used along with available cash to retire outstanding debt, including our $170 million outstanding Term Loan B under our senior secured credit facility and $39 million of our 9.5 percent subordinated debentures due 2027. We incurred $10 million of cash costs, including premiums paid, related to these transactions. In fiscal year 2007, we purchased, at a premium, $35 million of our outstanding 8-3/4 percent notes.

          In fiscal year 2006, we received proceeds of $170 million from the Term Loan B and issued $300 million of 4.625 percent convertible senior unsecured notes due 2026. Net proceeds from the offering, along with proceeds from the sales of our LVA North American filters and exhaust businesses and borrowings under our accounts receivable securitization programs, were used to purchase and extinguish $600 million of certain outstanding near-term debt maturities. We incurred $28 million of cash costs related to these transactions. Additionally, in fiscal year 2006, we purchased, at a discount, $72 million of certain of our other fixed rate debt securities on the open market. The reduction in amounts of outstanding lines of credit and other of $57 million in fiscal year 2006 is primarily due to the payment of $35 million to extinguish a capital lease obligation.

          We paid dividends of $29 million in fiscal year 2008, $29 million in fiscal year 2007 and $28 million in fiscal year 2006. In fiscal years 2007 and 2006, proceeds of $28 million and $1 million, respectively, were received from the exercise of stock options.

     Capitalization

(in millions)	September 30,

	2008	2007

Total cash and cash equivalents	$497	$409

Short term debt and current maturities	$240	$18
Long term debt	1,063	1,130

Total debt	1,303	1,148
Minority interests	75	65
Shareowners’ equity	462	543

Total capitalization	$1,840	$1,756

Ratio of debt to capitalization	71%	65%

          Our total debt to capitalization ratio was 71 percent at September 30, 2008, compared to 65 percent at September 30, 2007. The increase primarily reflects non-cash income tax charges recorded in fiscal year 2008.

Liquidity and Contractual Obligations

          As of September 30, 2008 we are contractually obligated to make payments as follows (in millions):

	Total	2009	2010	2011	2012- 2013	There- after

Total debt (1)	$1,275	$240	$6	$—	$276	$753
Operating leases	115	24	21	18	28	24
Settlement for commercial dispute	25	25	—	—	—	—
Interest payments on long-term debt	617	69	67	67	95	319

Total	$2,032	$358	$94	$85	$399	$1,096

(1)	Excludes the unamortized gain on swap unwind of $30 million and unamortized debt discount of $2 million.

          We will utilize our cash balances, cash from operations and accounts receivable securitization and factoring programs and other available financing sources to meet our fiscal year 2009 contractual obligations noted above.

          We also sponsor defined benefit pension plans that cover most of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. Management expects funding for our retirement pension plans of approximately $28 million in fiscal year 2009.

          We also sponsor retirement medical plans that cover the majority of our U.S. and certain non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Management expects retiree medical plan benefit payments of approximately $48 million in each of fiscal years 2009 and 2010; $49 million in fiscal year 2011; and $47 million in each of fiscal years 2012 and 2013.

          The table above does not reflect the unrecognized tax benefits of $131 million due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. Refer to Note 22 in the Consolidated Financial Statements for additional discussion of unrecognized tax benefits.

          We expect fiscal year 2009 capital expenditures for our business segments, including LVS, to approximate fiscal year 2007 amounts. In addition, we expect restructuring cash costs to be approximately $65 million in fiscal year 2009, primarily in our LVS business. These cash costs relate to the $30 million of restructuring liabilities recorded at September 30, 2008 in the consolidated balance sheet and an additional $35 million associated with the actions we announced in October 2008.

          Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions). For a detailed discussion of terms and conditions related to this debt, see Note 16 in the Notes to Consolidated Financial Statements.

	September 30,

	2008	2007

Fixed-rate debt securities	$610	$615
Fixed-rate convertible notes	500	500
Borrowings under U.S. accounts receivable securitization program	111	—
Lines of credit and other	82	33

Total debt	$1,303	$1,148

          Overview – Our principal capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, and funding of restructuring and development programs. We expect to fund our capital needs with cash flows from operations, including cash from the sale of receivables under our various off-balance sheet securitization and factoring arrangements discussed below. To the extent that short term liquidity needs exceed cash from operations, we will utilize availability under our revolving credit facility and accounts receivable securitization programs, both discussed below, to satisfy those needs. In fiscal year 2008, our primary source of liquidity was cash provided by operations, the sale of receivables and availability of our revolving credit facility.

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

          Revolving Credit Facility - We have a $700 million, revolving secured credit facility that matures in June 2011. Due to the bankruptcy of Lehman Brothers, $36 million of these commitments are unavailable. The remaining amount of availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. No amounts were outstanding under this facility at September 30, 2007 and 2006. We have an unused amount of $626 million as of September 30, 2008 under this credit facility. The $700 million revolving credit facility includes $150 million of availability for the issuance of letters of credit. At September 30, 2008 and 2007, approximately $38 million and $30 million of letters of credit, respectively, were issued.

          In October and December 2007, we amended the revolving credit facility to modify certain financial covenants. Under the terms of the December amendment, the borrowing capacity of the credit facility was reduced to $700 million from $900 million. The amended facility replaced the existing financial covenants with new financial covenants based on (i) the ratio of the company’s senior secured indebtedness to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total senior secured-debt-to-EBITDA ratio, as defined in the agreement, (i) no greater than 2.5x on the last day of any fiscal quarter through and including the fiscal quarter ending March 31, 2009 and (ii) 2.00 to 1.00 on the last day of any fiscal quarter thereafter. At September 30, 2008, we were in compliance with the above noted covenants. Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility.

          Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At September 30, 2008, the margin over the LIBOR rate was 225 basis points, and the commitment fee was 50 basis points.

          Accounts Receivable Securitization and Factoring – As of September 30, 2008, we participate in accounts receivables factoring and securitization programs with total amounts utilized of approximately $521 million of which $419 million were attributable to committed facilities by established banks. At September 30, 2008, of the total $521 million utilized, $410 million relate to off-balance sheet securitization and factoring arrangements. See “Off-Balance Sheet Arrangements.” In addition, $111 million was attributable to our U.S. securitization facility, which is provided on a committed basis by SunTrust Bank through September 2009 (with Three Pillars Funding LLC acting as the conduit lender). This program is described in more detail below.

          U.S. Securitization Program: We also participate in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. This program is provided on a committed basis by SunTrust Bank through September 2009 (with Three Pillars Funding LLC acting as the conduit lender). Under this $175 million program, which was originally established in September 2005 and amended in fiscal years 2006 and 2007 and renewed in fiscal year 2008, we sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary.

ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At September 30, 2008, $111 was outstanding under this program while no amounts were outstanding at September 30, 2007. Borrowings under this arrangement are collateralized by approximately $212 million of receivables held at ARC at September 30, 2008. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At September 30, 2008, we were in compliance with all covenants. This program as most recently renewed includes the same financial covenants as our revolving credit facility agreement.

          Credit Ratings – Our corporate credit rating at Moody’s Investors Service was lowered on October 4, 2007, to B1 from Ba3, and Standard & Poor’s lowered our corporate credit rating to B+ from BB-. Any further lowering of our credit ratings will increase our cost of borrowing.

Off-Balance Sheet Arrangements

          Accounts Receivable Securitization and Factoring Arrangements – As previously mentioned, we participate in accounts receivable factoring programs with total amounts utilized at September 30, 2008, of approximately $410 million, of which $167 million and $141 million were attributable to a Swedish securitization facility and a French factoring facility, respectively, both of which involve the securitization or sale of Volvo AB accounts receivable. These programs are described in more detail below.

          Swedish Securitization Facility: In March 2006, we entered into a European arrangement to sell trade receivables through one of our European subsidiaries. Under the new arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized, net of retained interests, €114 million ($167 million) and €73 million ($104 million) of this accounts receivable securitization facility as of September 30, 2008 and 2007, respectively.

          French Factoring Facility: In November 2007, we entered into an arrangement to sell trade receivables through one of our French subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized €96 million ($141 million) of this accounts receivable securitization facility as of September 30, 2008.

          Both of the above facilities are backed by 364-day liquidity commitments from Nordea Bank which were recently renewed through October 2009. The commitments are subject to standard terms and conditions for these types of arrangements (including, in the case of the French commitment, a sole discretion clause whereby the bank retains the right to not purchase receivables, which to our knowledge has never been invoked).

          In addition, several of our subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Maximum availability under these arrangements is approximately $236 million. The amount of factored receivables was $102 million and $181 million at September 30, 2008 and 2007, respectively. There can be no assurance that these factoring arrangements will be used or available to us in the future.

          Guarantees – In December 2005, we guaranteed a third party’s obligation to reimburse another party (the other party) for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to its being acquired by the company. To date, the third party has met its obligations to reimburse the other party. The APBO (defined below) associated with these retiree medical benefits is considered the maximum potential exposure under this guarantee, and is estimated to be approximately $25 million. No amount has been recorded for this guarantee based on the probability of our having to perform under the guarantee. Due to the nature of this guarantee it is difficult to estimate its approximate term.

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

	2008		2007

	U.S.	Non-U.S.	U.S.	Non-U.S.

Assumptions as of June 30:
Discount rate	7.10%	3.50% – 6.75%	6.35%	5.25%—6.00%
Assumed return on plan assets	8.50%	3.00% – 8.00%	8.50%	8.00%—8.00%
Rate of compensation increase	3.75%	2.00% – 5.00%	3.75%	2.50%—4.25%

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

          These assumptions reflect our historical experience and our best judgments regarding future expectations. The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the plans in 2008, are shown below (in millions):

	Effect on All Plans - June 30, 2008

	Percentage Point Change	Increase (Decrease) in PBO	Increase (Decrease) in Pension Expense

Assumption:

Discount rate	-0.5 pts	$113	$10
	+0.5 pts	(101)	(10)
Assumed return on plan assets	-1.0 pts	NA	15
	+1.0 pts	NA	(15)

NA — Not Applicable

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans, such as a retiree health care plan, on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. SFAS 158 was effective for the company as of September 30, 2007. The initial adoption of SFAS 158 resulted in a reduction in shareowners’ equity of $357 million. This reduction is net of taxes of $193 million and is recorded in Accumulated Other Comprehensive Loss in the Consolidated Statement of Shareowners’ Equity. SFAS No. 158 also requires that companies measure the funded status of their defined benefit pension plans and other postretirement benefit plans as of the balance sheet date. Currently, we use a measurement date of June 30 for our defined benefit and other postretirement benefit plans. We have elected to adopt the measurement date provisions of SFAS No. 158 at October 1, 2008. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. Using the “one-measurement” approach, the impact of adopting the measurement date provisions of SFAS No. 158 as of October 1, 2008, is a decrease to retained earnings (accumulated deficit) of approximately $22 million, $15 million after-tax, representing the net periodic benefit cost for the period between the measurement date utilized in fiscal year 2008 and the beginning of fiscal year 2009, which previously would have been expensed in the first quarter of fiscal year 2009 on a delayed basis.

          Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in the footnotes. Based on the June 30, 2008 and 2007 measurement date, we had an unrecognized loss of $381 million and $478 million, respectively, at September 30, 2008 and 2007. A portion of this loss was recognized into earnings in fiscal year 2008.

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

          The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. ArvinMeritor securities did not comprise any of the value of our worldwide pension assets as of September 30, 2008.

          The fiscal year 2009 pension expense is estimated to be approximately $28 million. This may vary depending upon the accuracy of our original and future assumptions.

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

          Plaintiffs in the UAW lawsuit sought injunctive relief requiring the company to provide lifetime retiree health care benefits under the applicable collective bargaining agreements. On December 22, 2005, the District Court issued an order granting a motion by the UAW for a preliminary injunction. The order enjoined the company from implementing the changes to retiree health benefits that had been scheduled to become effective on January 1, 2006, and ordered the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes approved in 2002 and 2004. On August 17, 2006, the District Court denied a motion by the company and the other defendants for summary judgment; granted a motion by the UAW for summary judgment; and granted the UAW’s request to make the terms of the preliminary injunction permanent (the injunction). Due to the uncertainty related to the ongoing lawsuits and because the injunction has the impact of at least temporarily changing the benefits provided under the existing postretirement medical plans, we have accounted for the injunction as a rescission of the 2002 and 2004 plan amendments that modified UAW retiree healthcare benefits. In addition, the injunction ordered the defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. The company has recorded a $5 million reserve at September 30, 2008 and 2007 as the best estimate of its liability for these retroactive benefits. We continue to believe we have meritorious defenses to these actions and have appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit. The ultimate outcome of the UAW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

          On November 12, 2008, the company settled the USW lawsuit for approximately $28 million, which was paid in November 2008. This settlement will result in an increase in APBO of approximately $23 million. The increase in APBO will be reflected as an increase in actuarial losses that will be amortized into periodic retiree medical expense over an average expected remaining service life of approximately ten years.

          The following are the significant assumptions used in the measurement of the accumulated postretirement benefit obligation (APBO):

	2008	2007

Assumptions as of June 30
Discount rate	6.90%	6.30%
Health care cost trend rate (weighted average)	7.60%	9.00%
Ultimate health care trend rate	5.00%	5.00%
Year ultimate rate is reached	2021	2015

          The discount rate is the rate used to calculate the present value of the APBO. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. We have typically used the corporate AA/Aa bond rate for this assumption.

          The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. Our projection for fiscal year 2009 is an increase in health care costs of 7.60 percent. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 5.0 percent by fiscal year 2021 and remain at that level thereafter.

          A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2008	2007

Effect on total of service and interest cost
1% Increase	$4	$4
1% Decrease	(4)	(4)
Effect on APBO
1% Increase	59	61
1% Decrease	(50)	(51)

          Fiscal year 2009 retiree medical expense is estimated to be approximately $59 million. This may vary depending upon the accuracy of our original and future assumptions.

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

          Asbestos — Maremont Corporation (“Maremont”) — Maremont, a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Although Maremont has been named in these cases, very few cases allege actual injury and, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

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

          Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next ten years of $51 million to $59 million. After consultation with Bates White, Maremont determined that as of

September 30, 2008 the most likely and probable liability for pending and future claims over the next ten years is $51 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

          The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•

Pending and future claims were estimated for a ten year period ending in fiscal year 2018. As noted above, the forecast length used to estimate a reasonably possible range of claims was increased from four years to ten years at September 30, 2008. Maremont has reached certain longer-term agreements with key plaintiff law firms that make payments beyond the four year period more reasonably estimable. In addition, filings of mesothelioma claims have been relatively stable over the last four years resulting in an improvement in the reliability of future projections over a longer time period;

•

Maremont believes that the litigation environment will change significantly beyond ten years, and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims declines for each year further in the future. As a result, estimating a probable liability beyond ten years is difficult and uncertain;

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

          We also engage Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised us that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. Accordingly, the company has recorded $16 million and $12 million liability for defense and indemnity costs associated with these claims at September 30, 2008, 2007, respectively. The increase in the accrual is primarily due to an increase in the forecast period from three years used in the prior estimates to four years used as of September 30, 2008. The accrual estimates are based on historical data and certain assumptions with respect to events that occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on the company’s experience defending these asbestos claims, the company does not believe these lawsuits will have a material adverse effect on its financial condition or results of operations. Rockwell was not a member of the CCR and handled its asbestos-related claims using its own litigation counsel. As a result, the company does not have any additional potential liabilities for committed CCR settlements or shortfall (as described above) in connection with the Rockwell-legacy cases.

          Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, the company expects to recover the majority of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and a substantial portion of the costs for defending asbestos claims going forward. Accordingly, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $16 million at September 30, 2008.

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

•	An assessment as to whether an adverse event or circumstance has triggered the need for an impairment review;

•	Undiscounted future cash flows generated by the asset; and

•	Probability and estimated future cash flows associated with alternative courses of action that are being considered to recover the carrying amount of a long-lived asset.

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

          As of September 30, 2008, the company had approximately $519 million in U.S. net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. However, many of these deferred taxes will expire if they are not utilized within certain time periods. It is possible that some or all of these deferred tax assets could ultimately expire unused. Risk factors include (a) a slower than anticipated recovery in the fiscal year 2009 outlook for the company’s CVS segment, which has significant U.S. operations, (b) higher than planned volume or price reductions from the company’s key customers and (c) higher than planned material cost increases.

          These risk factors are offset by the following strategic initiatives: (a) the company has undertaken numerous restructuring initiatives in fiscal years 2007 and 2008 which are expected to result in significant savings in future periods, (b) the expected recovery in the commercial vehicle market in the United States significantly benefiting the company, (c) the company implemented a major cost reduction and value creation program that is expected to generate significant improvements in earnings in future periods and (d) repatriated foreign earnings will generate significant U.S. taxable income in fiscal year 2009 and reduce future U.S. net interest expense.

          During the fourth quarter of fiscal year 2008, we recognized a non-cash income tax charge of approximately $137 million related to repatriation of earnings of certain foreign subsidiaries of the company to the U.S. These actions have decreased the amount of our deferred tax assets in the U.S.

          The expiration periods for $651 million of deferred tax assets related to net operating losses and tax credit carryforwards are as follows: $12 million between fiscal years 2009 and 2013; $200 million between fiscal years 2014 and 2023; $202 million between fiscal years 2024 and 2028; and $237 million can be carried forward indefinitely. The company has provided valuation allowances on these deferred tax assets of approximately $5 million, $40 million, $10 million and $174 million, respectively.

New Accounting Pronouncements

          New accounting standards to be implemented:

          In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. In February 2008 the FASB approved FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” that permits companies to partially defer the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. FAS 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for non-financial assets and non-financial liabilities that are remeasured at least annually. SFAS No. 157 is effective for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that are remeasured at least annually for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 will be applied prospectively and will not have a material impact on the company’s consolidated financial condition, results of operations or cash flows.

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans, such as a retiree health care plan, on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. The recognition requirements of SFAS No. 158 were adopted by the company as of September 30, 2007. The initial adoption of SFAS No. 158 resulted in a reduction in shareowners’ equity of $357 million. This reduction is net of taxes of $193 million and is recorded in Accumulated Other Comprehensive Loss in the Consolidated Statement of Shareowners’ Equity. SFAS No. 158 also requires that companies measure the funded status of their defined benefit pension plans and other postretirement benefit plans as of the balance sheet date. Currently, the company uses a measurement date of June 30 for its defined benefit and other postretirement benefit plans. We have elected to adopt the measurement date provisions of SFAS No. 158 at October 1, 2008. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. Using the “one-measurement” approach, the impact of adopting the measurement date provisions of SFAS No. 158 as of October 1, 2008 is a decrease to retained earnings (accumulated deficit) of approximately $22 million, $15 million after-tax, representing the net periodic benefit cost for the period between the measurement date utilized in fiscal year 2008 and the beginning of fiscal year 2009, which previously would have been expensed in the first quarter of fiscal year 2009 on a delayed basis.

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

          In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS 141(R)”), “Business Combinations”, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The new standard extends the acquisition method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses. It retains the guidance in Statement No. 141 for identifying and recognizing intangible assets separately from goodwill; however, it differs from Statement No. 141 in accounting for the negative goodwill and requires it to be recognized as a gain from a bargain purchase. The statement requires the acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material impact on the company’s consolidated financial position and results of operations.

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

          In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We are currently evaluating the impact FSP 142-3 will have on our consolidated financial statements.

          In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. We are currently evaluating the impact FSP APB 14-1 will have on our consolidated financial statements.

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

International Operations

          Approximately 46 percent of the company’s total assets, excluding assets of discontinued operations, as of September 30, 2008, and 59 percent of fiscal 2008 sales from continuing operations were outside North America. Management believes that international operations have significantly benefited the financial performance of the company. However, our international operations are subject to a number of risks inherent in operating abroad. There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

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

          Interest rate risk relates to the gain/increase or loss/decrease we could incur in our debt balances and interest expense. To manage this risk, we enter into interest rate swaps from time to time to economically convert portions of our fixed-rate debt into floating rate exposure, ensuring that the sensitivity of the economic value of debt falls within our corporate risk tolerances. We had no outstanding interest rate swaps at September 30, 2008. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes.

          Included below is a sensitivity analyses to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk. The model assumes a 10% hypothetical change (increase or decrease) in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Favorable / (Unfavorable) Impact on

Foreign Currency Sensitivity:
Forward contracts in USD(1)	$(1.9)	$1.9	Fair Value
Foreign currency denominated debt	4.1	(4.1)	Fair Value
Forward contracts in EUR(1)	(38.3)	38.3	Fair Value

	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Favorable / (Unfavorable) Impact on

Interest Rate Sensitivity:
Debt - fixed rate	$(31.2)	$33.2	Fair Value
Debt - variable rate(2)	(0.7)	0.7	Cash Flow

(1)

Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)	Includes domestic and foreign debt.

          At September 30, 2008 a 10% decrease in quoted currency exchange rates would result in potential gains of approximately $1.9 million and $38.3 million in Forward Contracts in USD and EUR, respectively; and a potential loss of approximately $4.1 million in Foreign Currency Denominated Debt.

          At September 30, 2008 the fair value of debt outstanding was approximately $882 million. A 50 basis points decrease in quoted interest rates would result in favorable impacts of $33.2 million and $0.7 million in Fixed Rate Debt and Variable Rate Debt, respectively.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of ArvinMeritor, Inc.
Troy, Michigan

We have audited the accompanying consolidated balance sheets of ArvinMeritor, Inc. (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the three years in the period ended September 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on October 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. Also on September 30, 2007, the Company began to recognize the funded status of its defined benefit pension and other postretirement plans in its consolidated balance sheet to conform to Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Detroit, Michigan
November 20, 2008

ARVINMERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)

	Year Ended September 30,

	2008	2007	2006

Sales	$7,167	$6,449	$6,415
Cost of sales	(6,514)	(5,957)	(5,910)

GROSS MARGIN	653	492	505
Selling, general and administrative	(444)	(379)	(336)
Restructuring costs	(20)	(71)	(18)
Other operating income (expense), net	(3)	11	20

OPERATING INCOME	186	53	171
Equity in earnings of affiliates	38	34	32
Interest expense, net	(83)	(110)	(131)

INCOME (LOSS) BEFORE INCOME TAXES	141	(23)	72
Benefit (provision) for income taxes	(217)	8	54
Minority interest	(15)	(15)	(14)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(91)	(30)	112
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(10)	(189)	(287)

NET LOSS	$(101)	$(219)	$(175)

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	(1.26)	(0.43)	$1.62
Discontinued operations	(0.14)	(2.68)	(4.14)

Basic loss per share	$(1.40)	$(3.11)	$(2.52)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	(1.26)	(0.43)	$1.60
Discontinued operations	(0.14)	(2.68)	(4.09)

Diluted loss per share	$(1.40)	$(3.11)	$(2.49)

Basic average common shares outstanding	72.1	70.5	69.3

Diluted average common shares outstanding	72.1	70.5	70.2

See Notes to Consolidated Financial Statements.

ARVINMERITOR, INC.
CONSOLIDATED BALANCE SHEET
(In millions)

	September 30,

	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$497	$409
Receivables, trade and other, net	1,096	1,144
Receivables, EMCON Technologies Holdings Limited	18	79
Inventories	623	541
Other current assets	218	216

TOTAL CURRENT ASSETS	2,452	2,389

NET PROPERTY	775	738
GOODWILL	522	520
OTHER ASSETS	925	1,142

TOTAL ASSETS	$4,674	$4,789

LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$240	$18
Accounts payable	1,287	1,342
Liabilities, EMCON Technologies Holdings Limited	50	61
Other current liabilities	560	658

TOTAL CURRENT LIABILITIES	2,137	2,079

LONG-TERM DEBT	1,063	1,130
RETIREMENT BENEFITS	690	763
OTHER LIABILITIES	247	209
MINORITY INTERESTS	75	65
SHAREOWNERS’ EQUITY:
Common stock (September 30, 2008 and 2007, 73.8 and 72.6 shares issued and outstanding, respectively)	72	72
Additional paid-in capital	625	618
Retained earnings (accumulated deficit)	(7)	128
Treasury stock (September 30, 2008 and 2007, 0.1 shares)	(3)	(3)
Accumulated other comprehensive loss	(225)	(272)

TOTAL SHAREOWNERS’ EQUITY	462	543

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$4,674	$4,789

See Notes to Consolidated Financial Statements.

ARVINMERITOR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended September 30,

	2008	2007	2006

OPERATING ACTIVITIES
Net loss	$(101)	$(219)	$(175)
Less: loss from discontinued operations, net of tax	(10)	(189)	(287)

Income (loss) from continuing operations	(91)	(30)	112
Adjustments to income (loss) from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	145	129	124
Gain on divestitures	—	(3)	(28)
Adjustment to impairment reserves, net	—	(10)	—
Restructuring costs, net of payments	(23)	39	(21)
Loss on debt extinguishment, net	3	6	6
Deferred income tax expense (benefit)	109	(36)	(103)
Equity in earnings of affiliates, net of dividends	(18)	(13)	(10)
Stock compensation expense	7	13	17
Provision for doubtful accounts	11	16	6
Pension and retiree medical expense	105	129	142
Pension and retiree medical contributions	(82)	(202)	(114)
Proceeds from terminations of interest rate swaps	28	—	—
Changes in off-balance sheet receivable securitization and factoring	125	139	116
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations:
Receivables	(78)	(132)	45
Inventories	(68)	(13)	(6)
Accounts payable	(77)	149	19
Other current assets and liabilities	(12)	(33)	22
Other assets and liabilities	91	32	22

Operating cash flows provided by continuing operations	175	180	349
Operating cash flows provided by (used for) discontinued operations	(12)	(144)	91

CASH PROVIDED BY OPERATING ACTIVITIES	163	36	440

INVESTING ACTIVITIES
Capital expenditures	(172)	(120)	(107)
Acquisitions of businesses and investments, net of cash acquired	(57)	(2)	1
Proceeds from disposition of property and businesses	9	14	54
Investment in debt defeasance trust and marketable securities	—	—	(17)
Proceeds from investments and sale of marketable securities	5	5	—
Net investing cash flows provided by discontinued operations	55	199	179

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(160)	96	110

FINANCING ACTIVITIES
Net change in accounts receivable securitization program	111	(40)	(72)
Proceeds from issuance of convertible notes and term loan	—	200	470
Repayment of notes and term loan	(5)	(249)	(672)
Borrowings (payments) on lines of credit and other	26	3	(57)

Net change in debt	132	(86)	(331)
Debt issuance and extinguishment costs	(6)	(10)	(28)
Cash dividends	(29)	(29)	(28)
Proceeds from exercise of stock options	—	28	1
Other financing activities	—	(1)	—
Net financing cash flows used for discontinued operations	—	—	(5)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	97	(98)	(391)
EFFECT OF CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(12)	25	4

CHANGE IN CASH AND CASH EQUIVALENTS	88	59	163
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	409	350	187

CASH AND CASH EQUIVALENTS AT END OF YEAR	$497	$409	$350

See Notes to Consolidated Financial Statements.

ARVINMERITOR, INC.
CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(In millions, except per share amounts)

	Year Ended September 30,

	2008	2007	2006
COMMON STOCK
Beginning balance	$72	$71	$71
Exercise of stock options	—	1	—

Ending balance	72	72	71
ADDITIONAL PAID-IN CAPITAL
Beginning balance	618	587	580
Stock based compensation expense	7	13	17
Exercise of stock options	—	18	—
Reclassification upon adoption of SFAS 123(R)	—	—	(10)

Ending balance	625	618	587

RETAINED EARNINGS (ACCUMULATED DEFICIT)
Beginning balance	128	376	579
Net loss	(101)	(219)	(175)
Cash dividends (per share $0.40: 2008, 2007 and 2006)	(29)	(29)	(28)
Adjustment upon adoption of FIN 48	(5)	—	—

Ending balance	(7)	128	376

TREASURY STOCK
Beginning balance	(3)	(11)	(10)
Exercise of stock options	—	9	1
Other	—	(1)	(2)

Ending balance	(3)	(3)	(11)

UNEARNED COMPENSATION
Beginning balance	—	—	(13)
Reclassification upon adoption of SFAS 123(R)	—	—	13

Ending Balance	—	—	—

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance	(272)	(79)	(332)
Foreign currency translation adjustments	(13)	36	77
Minimum pension liability adjustment, net of tax of $52 and $81 in fiscal years 2007 and 2006, respectively	—	126	179
Adjustment to initially apply SFAS 158, net of tax of $193 in fiscal year 2007	—	(357)	—
Employee benefit related adjustments, net of tax of $44	71	—	—
Unrealized gains (losses)	(11)	2	(3)

Ending balance	(225)	(272)	(79)

TOTAL SHAREOWNERS’ EQUITY	$462	$543	$944

COMPREHENSIVE INCOME (LOSS)
Net loss	(101)	(219)	(175)
Foreign currency translation adjustments	(13)	36	77
Minimum pension liability adjustment, net of tax	—	126	179
Employee benefit related adjustments, net of tax	71	—	—
Unrealized gains (losses)	(11)	2	(3)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(54)	$(55)	$78

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

          Certain businesses are reported in discontinued operations in the consolidated statement of operations, statement of cash flows and related notes for all periods presented. In addition, during fiscal year 2007, the company made decisions to retain certain businesses previously held for sale. Results of operations, assets and liabilities and cash flows for these retained businesses are reported as continuing operations for all periods presented. Additional information regarding discontinued operations is discussed in Note 3.

          The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30 and its fiscal year ends on the Sunday nearest September 30. The 2008, 2007 and 2006 fiscal years ended on September 28, 2008, September 30, 2007, and October 1, 2006. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 is used consistently throughout this report to represent the fiscal year end.

2. SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates and assumptions were used to value goodwill and other long-lived assets, including impairment charges (see Notes 3, 4 and 5), costs associated with the company’s restructuring actions (see Note 5), product warranty liabilities (see Note 14), long-term incentive compensation plan obligations (see Note 19), retiree medical and pension obligations (see Notes 20 and 21), income taxes (see Note 22), and contingencies including asbestos and environmental matters (see Note 23).

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

     Earnings per Share

          Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each year. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards and convertible securities, if applicable.

          A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	September 30,

	2008	2007	2006

Basic average common shares outstanding	72.1	70.5	69.3
Impact of restricted stock	—	—	0.7
Impact of stock options	—	—	0.2

Diluted average common shares outstanding	72.1	70.5	70.2

          The potential effects of restricted stock, performance shares and stock options were excluded from the diluted earnings per share calculation for the fiscal years ended September 30, 2008 and 2007 because their inclusion in a net loss period would reduce the net loss per share. Therefore, at September 30, 2008 and 2007, options to purchase 2.1 million and 2.4 million shares, respectively, of common stock were excluded from the computation of diluted earnings per share. At September 30, 2006, options to purchase 3.3 million shares of common stock were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would be anti-dilutive.

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

     New Accounting Standards

          New accounting standards to be implemented:

          In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. In February 2008 the FASB approved FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” that permits companies to partially defer the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. FAS 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for non-financial assets and non-financial liabilities that are remeasured at least annually. SFAS No. 157 is effective for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that are remeasured at least annually for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 will be applied prospectively and will not have a material impact on the company’s consolidated financial condition, results of operations or cash flows.

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans, such as a retiree health care plan, on the

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. The recognition requirements of SFAS No. 158 were adopted by the company as of September 30, 2007. The initial adoption of SFAS No. 158 resulted in a reduction in shareowners’ equity of $357 million. This reduction is net of taxes of $193 million and is recorded in Accumulated Other Comprehensive Loss in the Consolidated Statement of Shareowners’ Equity. SFAS No. 158 also requires that companies measure the funded status of their defined benefit pension plans and other postretirement benefit plans as of the balance sheet date. Currently, the company uses a measurement date of June 30 for its defined benefit and other postretirement benefit plans. The company has elected to adopt the measurement date provisions of SFAS No. 158 at October 1, 2008. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. Using the “one-measurement” approach, the impact of adopting the measurement date provisions of SFAS No. 158 as of October 1, 2008 is a decrease to retained earnings (accumulated deficit) of approximately $22 million, $15 million after-tax, representing the net periodic benefit cost for the period between the measurement date utilized in fiscal year 2008 and the beginning of fiscal year 2009, which previously would have been expensed in the first quarter of fiscal year 2009 on a delayed basis.

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

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. If a parent retains a noncontrolling equity investment in the former subsidiary, that investment is measured at its fair value. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and will be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements will be applied retrospectively for all periods presented. We are currently assessing the potential impact of the standard on our financial condition and results of operations.

          In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS 141(R)”), “Business Combinations”, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The new standard extends the acquisition method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses. It retains the guidance in Statement No. 141 for identifying and recognizing intangible assets separately from goodwill; however, it differs from Statement No. 141 in accounting for the negative goodwill and requires it to be recognized as a gain from a bargain purchase. The statement requires the acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material impact on the company’s consolidated financial condition and results of operations.

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

comparative disclosures for earlier periods at initial adoption. We are currently assessing the potential impact of the standard on disclosures in the company’s consolidated financial statements.

          In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We are currently evaluating the impact FSP 142-3 will have on our consolidated financial statements.

          In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. We are currently evaluating the impact FSP APB 14-1 will have on our consolidated financial statements.

          Accounting standards implemented in fiscal year 2008:

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN No. 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle.

          During the first quarter of fiscal year 2008, the company adopted FIN No. 48 and recognized a $5 million decrease to retained earnings in the consolidated balance sheet as of October 1, 2007 as the cumulative effect of a change in accounting principle. See Note 22 for further information regarding the adoption of FIN No. 48.

3. DISCONTINUED OPERATIONS

     Emissions Technologies

          The company’s Emissions Technologies (ET) business supplied exhaust systems and exhaust system components, including mufflers, exhaust pipes, catalytic converters, diesel particulate filters and exhaust manifolds, primarily to original equipment manufacturers. On May 17, 2007, the company sold its ET business to EMCON Technologies Holdings Limited (EMCON), a private equity affiliate of J.P. Morgan Securities Inc. Total consideration was $310 million, including cash, a $20 million note and the assumption of certain liabilities, and adjustments for working capital and other items (see below). The company recognized a pre-tax loss on sale of approximately $180 million ($146 million after-tax) in fiscal year 2007. The loss on sale included a $115 million ($90 million after-tax) non-cash impairment charge recorded in the second quarter of fiscal year 2007 to record ET at estimated fair value based upon the preliminary terms of the sale agreement. During fiscal year 2008, the company recognized approximately $13 million of pre-tax additional costs related to the sale of the ET business. These costs primarily related to revised estimates for certain pre-sale liabilities retained by the company. The ET business and any charges associated with the sale of ET are reported in discontinued operations in the consolidated statement of operations, statement of cash flows and related notes for all periods presented.

          Gross amounts due from EMCON were $18 million and $79 million at September 30, 2008 and 2007, respectively. Gross amounts due to EMCON were $50 million and $61 million at September 30, 2008 and 2007, respectively. The amounts due from (to) EMCON at September 30, 2008 primarily relate to amounts received (paid) by EMCON associated with certain assets and liabilities of ET that were retained by the company. Included in the amount due from EMCON at September 30, 2007 was the final working capital purchase price adjustment of $28 million, which was received in the second quarter of fiscal year 2008. In addition, pre-sale

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

funding obligations, which were recorded as a receivable from EMCON and an offsetting payable in the consolidated balance sheet at September 30, 2007, were settled in the second quarter of fiscal year 2008.

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

          Light Vehicle Aftermarket

          In October 2004, the company announced plans to divest its Light Vehicle Aftermarket (LVA) businesses. This plan was part of the company’s long-term strategy to focus on core competencies and support its global light vehicle systems OEM customers and its commercial vehicle systems OEM and aftermarket customers. LVA supplied exhaust, ride control, motion control and filter products, as well as other automotive parts to the passenger car, light truck and sport utility vehicle aftermarket. As of September 30, 2007, the company had completed the sale of its LVA filters, exhaust and motion control businesses, and its Gabriel South Africa ride control business, generating cash proceeds of approximately $231 million. These businesses represented a significant portion of the company’s combined LVA business and are reported as discontinued operations in the consolidated statement of operations for all periods presented.

          In the second quarter of fiscal year 2007, the company made a strategic decision to retain its Gabriel North America and Europe ride control aftermarket business. Restructuring actions contemplated through the company’s Performance Plus initiative (see Note 5) are expected to make this business viable as part of the company’s core light vehicle strategy. In the fourth quarter of fiscal year 2006, the company decided to retain its 51 percent interest in its Gabriel de Venezuela LVA joint venture. As a result of these decisions, the results of operations, assets and liabilities and cash flows of the Gabriel de Venezuela joint venture, and the Gabriel North America and Europe ride control aftermarket businesses are presented in continuing operations in the consolidated financial statements for all periods presented. In fiscal year 2007, as a result of the decision to retain the Gabriel North America and Europe ride control aftermarket business, the company recognized a favorable adjustment of $10 million, net, related to reversing certain impairment reserves (see Note 8). In September 2006, the company recorded a cumulative $3 million adjustment for depreciation expense not recorded in fiscal years 2006 and 2005 related to the Gabriel de Venezuela joint venture. Sales of Gabriel North America and Europe ride control were $146 million and $163 million for the fiscal years ended September 30, 2007 and 2006, respectively.

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

          In order to reduce costs and improve profitability, LVA recorded restructuring costs of $5 million in fiscal year 2006. These costs relate to employee severance benefits associated with the reduction of approximately 30 employees. At September 30, 2007, $2 million of restructuring reserves primarily related to unpaid employee termination benefits were included in liabilities of continuing operations (see Note 5).

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          Light Vehicle OE Ride Control

          The company’s light vehicle OE ride control business provided shock absorbers, struts, ministruts and corner modules to the light vehicle industry and is presented as discontinued operations in the consolidated statement of operations and consolidated statement of cash flows for all periods presented. In December 2005, the company sold its light vehicle OE ride control business located in Asti, Italy and recorded an after-tax loss on the sale of $2 million. This sale, along with the previous divestiture of the company’s 75-percent shareholdings in AP Amortiguadores, S.A. (APA) in the second quarter of fiscal year 2004, substantially completed the company’s plan to exit its light vehicle OE ride control business. Prior to being presented within discontinued operations, this business was included in the company’s light vehicle systems reportable segment.

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

          Results of the discontinued operations are summarized as follows (in millions):

	Year Ended September 30,

	2008	2007	2006

Sales
Emissions Technologies	$—	$2,143	$2,943
Light Vehicle Aftermarket	—	163	413
Light Vehicle OE Ride Control and other	7	23	39

Total Sales	$7	$2,329	$3,395

Loss before income taxes	$(18)	$(215)	$(283)
Benefit (provision) for income taxes	8	26	(4)

Loss from discontinued operations	$(10)	$(189)	$(287)

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

          Step one of the company’s fiscal year 2006 annual goodwill impairment review indicated the carrying value of the LVS emissions technology reporting unit exceeded its fair value. The fair value of this reporting unit was estimated using a probability weighted average cash flow analysis. This analysis considered multiple cash flow scenarios, including earnings multiples and the expected present value of future cash flows. The company recorded a $310 million non-cash goodwill impairment charge in the fourth quarter of fiscal year 2006 as its best estimate of the impairment loss. The company completed its step two goodwill impairment

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

analysis in the first quarter of fiscal year 2007, which supported the original goodwill impairment charge recorded in fiscal year 2006. This impairment charge is recorded in loss from discontinued operations in the consolidated statement of operations.

          A summary of the changes in the carrying value of goodwill, by segment, is as follows (in millions):

	CVS	LVS	Total

Balance at September 30, 2006	$433	$70	$503
Foreign currency translation	16	1	17

Balance at September 30, 2007	449	71	520
Foreign currency translation	(11)	—	(11)
Acquisitions (see Note 6)	13	—	13

Balance at September 30, 2008	$451	$71	$522

5. RESTRUCTURING COSTS

          At September 30, 2008 and 2007, $30 million and $59 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. Asset impairment charges relate to manufacturing facilities that will be closed or sold and machinery and equipment that became idle and obsolete as a result of the facility closures. The following table summarizes changes in restructuring reserves (in millions).

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total

Balance at September 30, 2005	$57	$—	$—	$57
Activity during the period:
Charges to continuing operations, net of reversals	16	—	2	18
Charges and adjustments to discontinued operations reserves, net (1)	5	3	1	9
Asset write-offs	—	(3)	—	(3)
Purchase accounting	(2)	—	—	(2)
Cash payments	(36)	—	(3)	(39)

Balance at September 30, 2006	40	—	—	40

Activity during the period:
Charges to continuing operations, net of reversals	63	8	—	71
Charges and adjustments to discontinued operations reserves, net (1)	(16)	—	—	(16)
Impact of foreign currency exchange rates	3	—	—	3
Asset write-offs	—	(8)	—	(8)
Reclass LVA reserves from discontinued operations	2	—	—	2
Cash payments and other	(33)	—	—	(33)

Balance at September 30, 2007	59	—	—	59

Activity during the period:
Charges to continuing operations, net of reversals	15	3	2	20
Impact of foreign currency exchange rates	1	—	—	1
Asset write-offs	—	(3)	—	(3)
Cash payments and other	(45)	—	(2)	(47)

Balance at September 30, 2008	$30	$—	$—	$30

(1)

Adjustments to discontinued operations reserves are primarily related to ET and are included in discontinued operations in the consolidated statement of operations and consolidated statement of cash flows.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          The following summarizes restructuring costs and related adjustments recorded during the fiscal years ended September 30, 2008, 2007 and 2006 (in millions).

	Continuing Operations	Discontinued Operations

Restructuring Costs – Fiscal Year 2008
Performance Plus charges	$26	$—
Adjustments and Reversals	(6)	—

Total Restructuring Costs	$20	$—

Restructuring Costs – Fiscal Year 2007

Performance Plus charges	$72	$3
Adjustments and Reversals	(1)	(9)

Total Restructuring Costs	$71	$(6)

Restructuring Costs – Fiscal Year 2006

Fiscal 2005 Program charges	$21	$29
Other Actions	1	5
Adjustments and Reversals	(4)	(20)

Total Restructuring Costs	$18	$14

          Performance Plus: During fiscal year 2007, the company launched a profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s Light Vehicle Systems (LVS) business recorded $20 million and $56 million of net costs associated with this restructuring program in fiscal years 2008 and 2007, respectively. The company’s Commercial Vehicle Systems (CVS) business recorded $10 million of costs associated with this restructuring program in fiscal year 2007. Cumulative restructuring costs recorded for this program are $92 million as of September 30, 2008 and primarily relate to employee termination costs of $79 million in connection with a reduction of approximately 1,340 salaried and hourly employees. Remaining costs of this restructuring program will be incurred over the next several years.

          Fiscal year 2005 program: In the second quarter of fiscal year 2005, the company announced the elimination of approximately 400 to 500 salaried positions and approved plans to consolidate, downsize, close or sell 11 underperforming businesses or facilities. During fiscal year 2006, the company identified approximately 550 additional salaried and hourly headcount reductions in its LVS and ET businesses. These actions were intended to align capacity with industry conditions, utilize assets more efficiently and improve operations. Actions related to the fiscal year 2005 program were substantially complete as of September 30, 2007.

          Adjustments and Reversals: In fiscal years 2008, 2007 and 2006, the company reversed $6 million, $10 million and $24 million of restructuring costs, respectively, related to previously recorded employee severance benefits. Adjustments and reversals relate to changes in original facts and circumstances that result in revised estimates of the ultimate liability. Such circumstances would include the sale of a business, new labor arrangements and similar matters that develop subsequent to the original determinations.

6. ACQUISITIONS AND DIVESTITURES

          On December 19, 2007, the company’s Commercial Vehicle Systems (CVS) business acquired Mascot Truck Parts Ltd (Mascot) for a cash purchase price of $19 million. Mascot remanufactures transmissions, drive axles, steering gears and drivelines. On July 2, 2008, the company’s CVS business acquired Trucktechnic SA (Trucktechnic) based in Leige, Belgium for a cash purchase price of €11 million ($17 million). Trucktechnic is a supplier of remanufactured heavy-duty commercial vehicle parts including air valves, air compressors, disc brakes, steering pumps and related repair kits. These acquisitions did not have a material impact on the company’s consolidated financial position or results of operations for fiscal year 2008.

          In October 2005, the company completed the sale of certain assets of its commercial vehicle off-highway brake business for cash proceeds of approximately $39 million and recognized a pre-tax gain on the sale of $23 million, which is recorded in other operating income (expense), net in the consolidated statement of operations. The sale includes equipment and certain assets from manufacturing facilities in York, South Carolina and Cwmbran, UK.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. ACCOUNTS RECEIVABLE SECURITIZATION AND FACTORING

          The company participates in an arrangement to sell trade receivables through certain of its European subsidiaries. Under the arrangement, the company sells up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the company’s consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. Costs associated with this securitization arrangement were $8 million and $4 million in fiscal years 2008 and 2007, respectively, and are included in operating income in the consolidated statement of operations. The gross amount of proceeds received from the sale of receivables under this arrangement was $609 million and $528 million for fiscal years 2008 and 2007, respectively. The company’s retained interest in receivables sold was $16 million and $5 million at September 30, 2008 and 2007, respectively. The company had utilized, net of retained interests, €114 million ($167 million) and €73 million ($104 million) of this accounts receivable securitization facility as of September 30, 2008 and September 30, 2007, respectively.

          In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored receivables excluded from accounts receivable was $243 million and $181 million at September 30, 2008 and 2007, respectively. Costs associated with these factoring arrangements were $14 million and $5 million in the fiscal years ended September 30, 2008 and 2007, respectively, and are included in operating income in the consolidated statement of operations.

          The company also participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $175 million program, which was originally established in September 2005, amended in fiscal years 2006 and 2007, and renewed in fiscal year 2008, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet (see Note 16). At September 30, 2008, the company had utilized $111 million of this accounts receivable securitization facility. As of September 30, 2007, no amounts were outstanding under this program. Borrowings under this arrangement are collateralized by approximately $212 million of receivables held at ARC at September 30, 2008.

8. OTHER OPERATING INCOME (EXPENSE), net

          Other income (expense) is comprised of the following (in millions):

	Year Ended September 30,
	2008	2007	2006

Gain on divestitures (see Note 6)	$—	$3	$23
Adjustments to impairment reserves, net	—	10	—
Gain on liquidation of joint venture	—	—	5
Environmental remediation costs (see Note 23)	(3)	(2)	(8)

Other income (expense), net	$(3)	$11	$20

          As a result of the decision to retain the Gabriel North America and Europe ride control aftermarket business (see Note 3), the company reversed approximately $12 million of impairment reserves to reflect the net realizability of these businesses on a continuing operations basis. In fiscal year 2005, the company recorded a $34 million non-cash impairment charge to record the Gabriel North America ride control aftermarket business at its fair value less cost to sell. Also in fiscal year 2007, the company recorded a cumulative $2 million adjustment, primarily related to the Gabriel Europe ride control business, for depreciation expense not recorded in fiscal years 2005 and 2006. The net amount of these adjustments is recorded in other income (expense), net in the consolidated statement of operations. The net property and equipment of the Gabriel North America ride control aftermarket business was written off in fiscal year 2005.

          In fiscal year 2005, the company closed its stabilizer bar facility located in Sheffield, England and sold the related land and buildings. This facility was the primary operations of Meritor Suspensions Systems Holdings (UK) Ltd (MSSH), a 57-percent owned consolidated joint venture of the company. During fiscal year 2006, the company substantially completed the liquidation of MSSH and recorded $5 million gain, primarily related to the extinguishment of debt owed to the minority partner.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. INVENTORIES

          Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	September 30,

	2008	2007

Finished goods	$237	$218
Work in process	102	103
Raw materials, parts and supplies	284	220

Total	$623	$541

10. OTHER CURRENT ASSETS

          Other current assets are summarized as follows (in millions):

	September 30,

	2008	2007

Current deferred income tax assets (see Note 22)	$110	$111
Customer reimbursable tooling and engineering	27	22
Asbestos-related recoveries (see Note 23)	8	8
Investment in debt defeasance trust	6	6
Assets held for sale	2	19
Prepaid and other	65	50

Other current assets	$218	$216

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

          The company holds certain assets for sale. These assets primarily relate to land and buildings that have been previously closed through restructuring and other rationalization actions. The company sold the majority of these properties during fiscal year 2008 and expects to complete the sale of the remainder of these properties in fiscal year 2009.

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

          Net property is summarized as follows (in millions):

	September 30,

	2008	2007

Property at cost:
Land and land improvements	$66	$61
Buildings	368	365
Machinery and equipment	1,567	1,546
Company-owned tooling	231	232
Construction in progress	139	86

Total	2,371	2,290
Less accumulated depreciation	(1,596)	(1,552)

Net Property	$775	$738

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. OTHER ASSETS

          Other assets are summarized as follows (in millions):

	September 30,

	2008	2007

Non-current deferred income tax assets (see Note 22)	$530	$781
Investments in non-consolidated joint ventures (see Note 13)	134	116
Assets for uncertain tax positions (see Note 22)	34	—
Long-term receivables (see Note 15)	45	47
Prepaid pension costs (see Note 21)	25	32
Unamortized debt issuance costs (see Note 16)	29	31
Capitalized software costs, net	25	25
Asbestos-related recoveries (see Note 23)	44	32
Note receivable due from EMCON, net of $8 million discount (see Note 3)	13	11
Other	46	67

Other assets	$925	$1,142

          The note receivable due from EMCON bears interest at rate of 4 percent per annum and is payable in June 2012 or earlier upon a change in control. EMCON may prepay the note at any time. The company recorded the note, net of an $8 million and $9 million discount at September 30, 2008 and 2007, respectively, to reflect the difference between the stated rate per the agreement of 4 percent and the effective interest rate of approximately 9 percent. This discount will be amortized over the term of the note as interest income.

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

          Patents, licenses and other intangible assets are amortized over their contractual or estimated useful lives, as appropriate. The company anticipates amortization expense for patents, licenses and other intangible assets of approximately $6 million to be recorded over the remaining five years of the assets’ useful lives. At September 30, 2007, as a result of the minimum pension liability adjustment and upon adoption of SFAS 158 (see Note 2), an intangible asset of $10 million associated with the retirement pension plans was written off. This write-off is included in the net reduction in shareowners’ equity upon adoption of SFAS 158.

13. INVESTMENTS IN NON-CONSOLIDATED JOINT VENTURES

          The company’s non-consolidated joint ventures and related direct ownership interest at September 30, 2008 are as follows:

Meritor WABCO Vehicle Control Systems	50%
Master Sistemas Automotivos Limitada	49%
Suspensys Sistemas Automotivos Ltda. (1)	24%
Sistemas Automotrices de Mexico S.A. de C.V.	50%
Ege Fren Sanayii ve Ticaret A.S.	49%
Automotive Axles Limited	36%
Shanghai ArvinMeritor Automotive Parts Co. Ltd	50%
PHA Door Systems	49%
TRW Gabriel	49%

          (1) Total direct and indirect ownership interest of 50 percent.

          The company’s investments in non-consolidated joint ventures aree as follows (in millions):

	September 30,

	2008	2007

Commercial Vehicle Systems	$131	$113
Light Vehicle Systems	3	3

Total investments in non-consolidated joint ventures	$134	$116

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          The company’s equity in earnings of non-consolidated joint ventures are as follows (in millions):

	Year Ended September 30,

	2008	2007	2006

Commercial Vehicle Systems	$37	$35	$32
Light Vehicle Systems	1	(1)	—

Total equity in earnings of affiliates	$38	$34	$32

          The summarized financial information presented below represents the combined accounts of the company’s non-consolidated joint ventures (in millions):

	September 30,

	2008	2007

Current assets	$452	$371
Non-current assets	204	166

Total assets	$656	$537

Current liabilities	$239	$204
Non-current liabilities	117	88

Total liabilities	$356	$292

	Year Ended September 30,

	2008	2007	2006

Sales	$1,484	$1,182	$1,021
Gross profit	145	113	153
Net income	101	84	76

          Dividends received from the company’s non-consolidated joint ventures were $20 million in fiscal year 2008, $22 million in fiscal year 2007 and $22 million in fiscal year 2006.

          The company had sales to its non-consolidated joint ventures of approximately $29 million, $14 million and $22 million in fiscal years 2008, 2007 and 2006, respectively. The company had purchases from its non-consolidated joint ventures of approximately $616 million, $347 million and $334 million in fiscal years 2008, 2007 and 2006, respectively. Additionally, the company leases space and provides certain administrative and technical services to various non-consolidated joint ventures. The company collected $1 million, $2 million and $1 million for such leases and services during fiscal year 2008, 2007 and 2006, respectively.

          Amounts due from the company’s non-consolidated joint ventures were $19 million and $11 million at September 30, 2008 and 2007, respectively and are included in Receivables, trade and other, net. Amounts due to the company’s non-consolidated joint ventures were $70 million and $94 million at September 30, 2008 and 2007, respectively and are included in Accounts payable.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. OTHER CURRENT LIABILITIES

          Other current liabilities are summarized as follows (in millions):

	September 30,

	2008	2007

Compensation and benefits	$239	$223
Income taxes (see Note 22)	35	130
Taxes other than income taxes	54	56
Product warranties	58	50
Restructuring (see Note 5)	30	59
AB Volvo joint venture payable	—	27
Reserve for commercial dispute (see Note 23)	25	11
Asbestos-related liabilities (see Note 23)	15	11
Interest	7	7
Environmental (see Note 23)	8	11
Current deferred income tax liabilities (see Note 22)	4	6
Foreign currency hedge contracts (see Note 17)	16	5
Other	69	62

Other current liabilities	$560	$658

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

          A summary of the changes in product warranties is as follows (in millions):

	2008	2007

Total product warranties - beginning of year	$103	$122
Accruals for product warranties	72	71
Payments	(70)	(56)
Retained obligations due to EMCON	—	(20)
Product warranties assumed by EMCON	—	(11)
Change in estimates and other	(3)	(3)

Total product warranties – end of year	102	103
Less: non-current product warranties (see Note 15)	(44)	(53)

Product warranties – current	$58	$50

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. OTHER LIABILITIES

          Other liabilities are summarized as follows (in millions):

	September 30,

	2008	2007

Asbestos-related liabilities (see Note 23)	$54	$44
Non-current deferred income tax liabilities (see Note 22)	4	6
Liabilities for uncertain tax positions (see Note 22)	52	—
Product warranties (see Note 14)	44	53
Environmental (see Note 23)	10	13
Long-term payable (see Note 12)	45	47
Other	38	46

Other liabilities	$247	$209

16. LONG-TERM DEBT

          Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	September 30,

	2008	2007

6-3/4 percent notes due 2008	$—	$5
7-1/8 percent notes due 2009	6	6
6.8 percent notes due 2009	77	77
8-3/4 percent notes due 2012	276	276
8-1/8 percent notes due 2015	251	251
4.625 percent convertible notes due 2026(1)	300	300
4.0 percent convertible notes due 2027(1)	200	200
Accounts receivable securitization (see Note 7)	111	—
Lines of credit and other	52	20
Unamortized gain on swap unwind	30	9
Fair value adjustment of notes	—	4

Subtotal	1,303	1,148
Less: current maturities	(240)	(18)

Long-term debt	$1,063	$1,130

(1)	The 4.625 percent and 4.0 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively (see Convertible Securities below).

     Senior Secured Credit Facilities

          In October and December 2007, the company amended its revolving credit facility. Under the terms of the December 2007 amendment, the borrowing capacity of the revolving credit facility was reduced to $700 million from $900 million. The amended revolving credit facility replaced the existing financial covenants with new financial covenants based on (i) the ratio of the company’s senior secured indebtedness to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total senior secured-debt-to-EBITDA ratio, as defined in the agreement, no greater than 2.50x on the last day of any fiscal quarter through and including the fiscal quarter ending March 31, 2009 and (ii) 2.00 to 1.00 on the last day of any fiscal quarter thereafter. At September 30, 2008, the company was in compliance with all covenants.

          Borrowings under the amended revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facility. At September 30, 2008, the margin over the LIBOR rate was 225 basis points, and the commitment fee was 50 basis points. The amended revolving credit facility includes a $150 million limit on the issuance of letters of credit. At September 30, 2008, and 2007, approximately $38 million and $30 million letters of credit, respectively, were issued. The company had an additional $13 million and $11 million outstanding at September 30, 2008 and 2007, respectively, on letters of credit available through other facilities.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          Borrowings under the amended revolving credit facility are collateralized by approximately $850 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

          Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the amended revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 27).

     Investment in Debt Defeasance Trust

          During fiscal year 2006, the company purchased $12 million of U.S. government securities and placed those securities into an irrevocable trust, for the sole purpose of funding payments of principal and interest through the stated maturity on the $5 million of outstanding 6-3/4 percent notes due 2008 and the $6 million of outstanding 7-1/8 percent notes due 2009, in order to defease certain covenants under the associated indenture. As these securities are restricted and can only be withdrawn and used for payments of the principal and interest on the aforementioned notes, the assets of the trust are recorded in Other Current Assets (see Note 10) in the consolidated balance sheet. The 6-3/4 percent notes were extinguished in fiscal year 2008.

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

          The 2006 convertible notes are convertible into shares of the company’s common stock at an initial conversion rate, subject to adjustment, equivalent to 47.6667 shares of common stock per $1,000 initial principal amount of notes, which represents an initial conversion price of approximately $20.98 per share. If converted, the accreted principal amount will be settled in cash and the remainder of the company’s conversion obligation, if any, in excess of such accreted principal amount will be settled in cash, shares of common stock, or a combination thereof, at the company’s election. Holders may convert their notes at any time on or after March 1, 2024. The maximum number of shares of common stock the 2006 convertible notes are convertible into is approximately 14 million.

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

          On or after March 1, 2016, the company may redeem the 2006 convertible notes, in whole or in part, for cash at a redemption price equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest. On each of March 1, 2016, 2018, 2020, 2022 and 2024, or upon certain fundamental changes, holders may require the company to purchase all or a portion of their 2006 convertible notes at a purchase price in cash equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest.

          The 2007 and 2006 convertible notes are fully and unconditionally guaranteed by certain subsidiaries of the company that currently guarantee the company’s obligations under its senior secured credit facility and other publicly-held notes (see Senior Secured Credit Facilities above).

     Accounts Receivable Securitization

          The company participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs (see Note 7). Under this $175 million program, which was established in September 2005, amended in fiscal years 2006 and 2007, and renewed in fiscal year 2008, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ARC. ARC funds these purchases with borrowings under a loan agreement with a bank. The weighted average interest rate on borrowings under this arrangement was approximately 4.02 percent at September 30, 2008. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by $212 million of eligible receivables purchased and held by ARC at September 30, 2008. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At September 30, 2008, the company was in compliance with all covenants. This program as most recently renewed includes the same financial covenants as our revolving credit facility agreement.

     Related Parties

          A 57-percent owned consolidated joint venture of the company has a $6 million, 6.5-percent loan with its minority partner. This loan matures in fiscal year 2009 and is included in short-term debt in the consolidated balance sheet.

     Interest Rate Swap Agreements

          In January 2008, the company terminated all of its interest rate swap agreements and received proceeds from these terminations, including interest received, of $28 million. The fair value adjustment of the notes associated with these and previous interest rate swap terminations was $30 million and $9 million at September 30, 2008 and 2007, respectively. The fair value adjustment of the notes is classified as Long-Term debt in the consolidated balance sheet and is amortized to earnings as a reduction of interest expense over the remaining term of the debt.

          Prior to termination, these interest rate swaps agreements effectively converted $221 million of the company’s 8-3/4 percent notes, $63 million of the 6.8 percent notes and $175 million of the 8-1/8 percent notes to variable interest rates. The fair value of the 8-3/4 percent swaps was a liability of $2 million at September 30, 2007 and was included in Other Liabilities. The fair value of the 6.8 percent swap was not significant at September 30, 2007. The fair value of the 8-1/8 percent swaps was $4 million at September 30, 2007, and was included in Other Assets. The swaps were designated as fair value hedges and the impact of the changes in their fair values was offset by an equal and opposite change in the carrying value of the related notes.

          The company classifies the cash flows associated with its interest rate swaps in cash flows from operating activities in its consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged items.

     Extinguishments of Debt

          In connection with the December 2007 amendment to the company’s revolving credit facility, the company recognized a $3 million loss on debt extinguishment associated with the write-off of debt issuance costs. In fiscal year 2007, the company used the net proceeds from the issuance of the 2007 convertible notes to pay in full the $170 million aggregate principal amount outstanding on the Term Loan B of its revolving credit facility. Also in fiscal year 2007, the company redeemed $39 million of its outstanding junior subordinated debentures at a premium. The company recognized a $6 million loss on debt extinguishment associated with these

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

transactions. In fiscal year 2006, the company repurchased $672 million aggregate principal amount of previously outstanding notes. The company recognized a $6 million net loss on debt extinguishments related to the repurchase of these notes. These losses related primarily to debt reacquisition costs associated with the note repurchases, unamortized debt issuance costs and debt discount, and the premium paid to repurchase the notes. Losses on debt extinguishment are included in interest expense, net in the consolidated statement of operations.

     Leases

          The company has various operating leasing arrangements. Future minimum lease payments under these operating leases are $24 million in 2009, $21 million in 2010, $18 million in 2011, $15 million in 2012, $13 million in 2013 and $24 million thereafter.

17. FINANCIAL INSTRUMENTS

          The company’s financial instruments include cash and cash equivalents, short-term debt, long-term debt and foreign exchange forward contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its interest rate and foreign exchange rate exposures.

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

          Under this program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the consolidated statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12-24 months. The company recognized gains on the contracts of approximately $10 million, $1 million and $2 million in the fiscal years ended September 30, 2008, 2007 and 2006, respectively. The impact to operating income associated with hedge ineffectiveness was not significant in fiscal years 2008, 2007 and 2006.

          At September 30, 2008, there was a $10 million loss recorded in AOCL. The company expects to reclassify this amount from AOCL to operating income during the next twelve months as the forecasted hedged transactions are recognized in earnings. At September 30, 2007, there was a $1 million gain recorded in AOCL.

          The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

     Fair Value

          Fair values of financial instruments are summarized as follows (in millions):

	September 30,

	2008		2007

	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	$497	497	$409	$409
Interest rate swaps – asset	—	—	4	4
Foreign exchange contracts – asset	4	4	6	6
Investment in debt defeasance trust	6	6	12	12
Interest rate swaps – liability	—	—	2	2
Foreign exchange contracts – liability	16	16	5	5
Short-term debt	240	240	18	18
Long-term debt	1,063	882	1,130	1,127

          Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

          The company has reserved approximately 4.5 million shares of Common Stock in connection with its 1997 and 2007 Long-Term Incentives Plans (LTIP), Directors Stock Plan, Incentive Compensation Plan, 1998 and 1988 Stock Benefit Plans, and Employee Stock Benefit Plan for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and stock awards to key employees and directors. At September 30, 2008, there were 2.8 million shares available for future grants under these plans.

          The company accounts for treasury stock at cost. There were no purchases of treasury stock in fiscal years 2008 and 2006. Treasury stock of $1 million was purchased in fiscal year 2007.

     Accumulated Other Comprehensive Loss

          The components of Accumulated Other Comprehensive Loss as reported in the Consolidated Balance Sheet and Statement of Shareowners’ Equity are as follows:

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Gains (Losses)	Total

Balance at September 30, 2005	$102	$(436)	$2	$(332)
2006 adjustment	77	179	—	256
Deferred loss on cash flow hedges	—	—	(3)	(3)

Balance at September 30, 2006	179	(257)	(1)	(79)
2007 adjustment	169	126	—	295
Impact of sale of businesses on foreign currency translation adjustment	(133)	—	—	(133)
Adjustment to initially apply SFAS 158, net of tax of $193	—	(357)	—	(357)
Deferred gain on cash flow hedges	—	—	2	2

Balance at September 30, 2007	215	(488)	1	(272)
2008 adjustment	(13)	71	—	58
Deferred loss on cash flow hedges	—	—	(11)	(11)

Balance at September 30, 2008	$202	$(417)	$(10)	$(225)

19. EQUITY BASED COMPENSATION

     Stock Options

          Under the company’s incentive plans, stock options are granted at prices equal to the fair value on the date of grant and have a maximum term of 10 years. Stock options vest over a three year period from the date of grant. The company granted 300,000 stock options in fiscal year 2008. No stock options were granted during fiscal years 2007 and 2006.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          Information related to stock options is as follows (shares in thousands, exercise price and remaining contractual term represent weighted averages and aggregate intrinsic values in millions):

	Shares	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding — beginning of year	2,437	$21.46
Granted	300	12.78
Exercised	(3)	15.13
Cancelled or expired	(649)	27.65

Outstanding — end of year	2,085	$18.29	4.4	—

Exercisable — end of year	1,785	$19.21	3.5	—

          The following table provides additional information about outstanding stock options at September 30, 2008 (shares in thousands, exercise price represents a weighted average):

	Outstanding			Exercisable

	Shares	Remaining Contractual Life	Exercise Price	Shares	Exercise Price

$12.00 to $20.00	1,917	4.7	$17.56	1,617	$18.44
$20.01 to $29.00	140	1.3	24.32	140	24.32
$29.01 to $40.00	28	0.7	37.83	28	37.83

	2,085			1,785

          Compensation expense is recognized for the non-vested portion of previously issued stock options. Compensation expense associated with the expensing of stock options was not significant in fiscal year 2008. The company recorded compensation expense of $1 million and $3 million, in fiscal years 2007 and 2006, respectively, associated with the expensing of stock options. The total intrinsic value of options exercised was less than $1 million in fiscal years 2008 and 2006 and $9 million in fiscal year 2007.

          The weighted average fair values of options granted in fiscal year 2008 were $4.70 per share. The fair value of each option was estimated on the date of grant using the Black-Scholes pricing model and the following assumptions:

2008

Average risk-free interest rate	3.6%
Expected dividend yield	3.1%
Expected volatility	46.1%
Expected life (years)	6.5

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

          In fiscal years 2008, 2007 and 2006, the company granted 1,311,156, 964,200 and 888,300 shares of stock based awards, respectively. The grant date fair value of these shares was $11.46, $17.51 and $13.69 for shares granted in fiscal years 2008, 2007 and 2006, respectively.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          The company’s nonvested restricted shares and share units as of September 30, 2008, and the activity during fiscal year 2008 are summarized as follows (shares in thousands):

Nonvested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested - beginning of year	959	16.42
Granted	1,311	11.46
Vested	(719)	14.37
Forfeited	(353)	14.78

Nonvested - end of year	1,198	12.70

          As of September 30, 2008, there was $15 million of total unrecognized compensation costs related to nonvested equity compensation arrangements. These costs are expected to be recognized over a weighted average period of 1 year. Total compensation expense recognized for restricted stock, restricted share units, performance shares and performance share units was $7 million in fiscal year 2008, $12 million in fiscal year 2007 and $14 million in fiscal year 2006.

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

          On December 22, 2005, the District Court issued an order granting a motion by the UAW for a preliminary injunction. The order enjoined the company from implementing the changes to retiree health benefits that had been scheduled to become effective on January 1, 2006, and ordered the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes approved in 2002 and 2004. On August 17, 2006, the District Court denied a motion by the company and the other defendants for summary judgment; granted a motion by the UAW for summary judgment; and granted the UAW’s request to make the terms of the preliminary injunction permanent (the injunction). Due to the uncertainty related to the ongoing lawsuits and because the injunction has the impact of at least temporarily changing the benefits provided under the existing postretirement medical plans, the company has accounted for the injunction as a rescission of the 2002 and 2004 plan amendments that modified UAW retiree healthcare benefits. The company recalculated the APBO as of December 22, 2005, which resulted in an increase in the APBO of $168 million. The increase in APBO will offset the remaining unamortized negative prior service cost of the 2002 and 2004 plan amendments and will increase retiree medical expense over the average remaining service period associated with the original plan amendments of approximately 10 years. In addition, the increase in APBO resulted in higher interest cost, a component of retiree medical expense. The company began recording the impact of the injunction in March 2006, 90 days from the December 22, 2005 measurement date, which is consistent with the 90-day lag between the company’s normal plan measurement date of June 30 and its fiscal year-end. In addition, the injunction ordered the defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. The company has recorded a $5 million reserve at September 30, 2008 and 2007 as the best estimate of its liability for these retroactive benefits. Including the estimated liability for retroactive benefits, the injunction increased retiree medical expense by approximately $17 million in fiscal year 2006. The company continues to believe it has meritorious defenses to these actions and has appealed the District Court’s order to the U.S. Court of Appeals for the

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sixth Circuit. The ultimate outcome of the UAW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

          On November 12, 2008, the company settled the USW lawsuit for approximately $28 million, which was paid in November 2008. This settlement will result in an increase in APBO of approximately $23 million. The increase in APBO will be reflected as an increase in actuarial losses that will be amortized into periodic retiree medical expense over an average expected remaining service life of approximately ten years.

          The company’s retiree medical obligations are measured as of June 30. The following are the assumptions used in the measurement of the APBO and retiree medical expense:

	2008	2007	2006

Discount rate	6.90%	6.30%	6.40%
Health care cost trend rate (weighted average)	7.60%	9.00%	8.00%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year ultimate rate is reached	2021	2015	2011

          Since the company measures its retiree medical obligations at June 30, the assumptions noted above are used to calculate the APBO as of June 30 of the current fiscal year and retiree medical expense for the subsequent fiscal year.

          The discount rate is used to calculate the present value of the APBO. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has typically used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a projection of health care costs as of the measurement date through 2021, at which time the health care trend rate is projected to be 5 percent. The company’s projection for fiscal year 2009 is an increase in health care costs of 7.60 percent.

          The APBO as of the June 30 measurement date is summarized as follows (in millions):

	2008	2007

Retirees	$521	$514
Employees eligible to retire	15	18
Employees not eligible to retire	38	44

Total	$574	$576

          The following reconciles the change in APBO and the amounts included in the consolidated balance sheet (in millions):

	2008	2007

APBO — beginning of year	$576	$600
Service cost	3	3
Interest cost	35	37
Plan amendments	—	2
Actuarial (gains) losses	7	(15)
Foreign currency rate changes	2	—
Benefit payments	(49)	(51)

APBO — end of year	574	576

Benefit payments made during the fourth quarter	(11)	(12)
Foreign currency rate changes	—	4
Other (1)	5	5

Retiree medical liability	$568	$573

(1) The company recorded a $5 million reserve for retiree medical liabilities at September 30, 2008 and 2007 as its best estimate for retroactive benefits related to the previously mentioned injunction.

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. The company provides retiree medical benefits for certain plans that exceed the value of the benefits that are provided by the Medicare Part D plan. Therefore, management concluded that these plans are at least actuarially equivalent to the Medicare Part D plan and the company is eligible for the federal subsidy. The impact of the subsidy was reflected as a reduction in the fiscal year 2008 and 2007 retiree medical expense of $7 million and $6 million, respectively.

          The retiree medical liability is included in the consolidated balance sheet as follows (in millions):

	September 30,

	2008	2007

Current — included in compensation and benefits	$48	$55
Long-term — included in retirement benefits	520	518

Retiree medical liability	$568	$573

          Amounts recorded in accumulated other comprehensive loss, net of tax, not yet recognized in net periodic retiree medical expense as of September 30 are as follows (in millions):

2008

Net actuarial loss	$212
Prior service benefit	(36)

Amounts recorded in accumulated other comprehensive loss	$176

          The net actuarial loss and prior service benefit that is estimated to be amortized from accumulated other comprehensive loss in shareowners’ equity into net periodic retiree medical expense in 2009 are $17 million and $4 million, respectively.

          The components of retiree medical expense are as follows (in millions):

	2008	2007	2006

Service cost	$3	$3	$4
Interest cost	35	37	27
Amortization of —
Prior service cost	(7)	(8)	(16)
Actuarial gains and losses	27	25	27
Other (1)	—	—	5

Retiree medical expense	$58	$57	$47

(1) The company recorded a $5 million charge for retiree medical liabilities at September 30, 2006 as its best estimate for retroactive benefits related to the previously mentioned injunction.

          A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2008	2007

Effect on total service and interest cost
1% Increase	$4	$4
1% Decrease	(4)	(4)
Effect on APBO
1% Increase	59	61
1% Decrease	(50)	(51)

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          The company expects future benefit payments as follows (in millions):

	Gross Benefit Payments	Gross Medicare Part D Receipts

Fiscal 2009	51	3
Fiscal 2010	51	3
Fiscal 2011	52	3
Fiscal 2012	51	4
Fiscal 2013	51	4
Fiscal 2014 – 2018	247	21

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

          The company’s pension obligations are measured as of June 30. The U.S. plans include a qualified and non-qualified pension plan. The non-U.S. plans include plans primarily in the United Kingdom, Canada, Germany and Switzerland.

          The following are the assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

	U.S. Plans

Assumptions as of June 30	2008	2007	2006

Discount Rate	7.10%	6.35%	6.60%
Assumed return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.75%	3.75%	3.75%

Non-U.S. Plans

Assumptions as of June 30	2008	2007	2006

Discount Rate	3.50% — 6.75%	5.25% — 6.00%	4.75% — 5.75%
Assumed return on plan assets	3.00% — 8.00%	8.00% — 8.00%	8.00% — 8.00%
Rate of compensation increase	2.00% — 5.00%	2.50% — 4.25%	2.50% — 3.75%

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

          The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

          The accompanying disclosures include pension obligations associated with businesses classified as discontinued operations.

          The following table reconciles the change in the PBO, the change in plan assets and amounts included in the consolidated balance sheet (in millions):

	2008			2007

June 30 measurement date	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total

PBO — beginning of year	$953	$878	$1,831	$925	$805	$1,730
Service cost	11	17	28	19	18	37
Interest cost	59	48	107	59	43	102
Participant contributions	—	2	2	—	2	2
Actuarial loss (gain)	(81)	(56)	(137)	42	(21)	21
Divestitures and curtailments	—	(3)	(3)	(39)	(11)	(50)
Benefit payments	(59)	(50)	(109)	(53)	(41)	(94)
Foreign currency rate changes	—	(65)	(65)	—	83	83

PBO — end of year	883	771	1,654	953	878	1,831

Change in plan assets
Fair value of assets — beginning of year	843	807	1,650	728	593	1,321
Actual return on plan assets	53	(26)	27	91	80	171
Employer contributions	4	32	36	77	92	169
Participant contributions	—	2	2	—	2	2
Divestitures and curtailments	—	2	2	—	15	15
Benefit payments	(59)	(50)	(109)	(53)	(41)	(94)
Foreign currency rate changes	—	(69)	(69)	—	66	66

Fair value of assets — end of year	841	698	1,539	843	807	1,650

Funded status	(42)	(73)	(115)	(110)	(71)	(181)
Contributions made in the fourth quarter	1	4	5	2	5	7

Net amount recognized	$(41)	$(69)	$(110)	$(108)	$(66)	$(174)

          Amounts included in the consolidated balance sheet at September 30 are comprised of the following (in millions):

	2008			2007

	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Noncurrent assets	$—	25	25	$—	$32	$32
Current liabilities	(4)	(3)	(7)	(4)	(2)	(6)
Noncurrent liabilities	(37)	(91)	(128)	(104)	(96)	(200)

Net amount recognized	$(41)	(69)	(110)	$(108)	$(66)	$(174)

          Amounts recorded in accumulated other comprehensive loss, net of tax, not yet recognized in net periodic pension expense as of September 30, 2008 are as follows (in millions):

	U.S.	Non-U.S.	Total

Net actuarial loss	$98	$146	$244
Prior service cost (benefit)	1	(5)	(4)

Amounts recorded in accumulated other comprehensive loss	$99	$141	$240

          The net actuarial loss and prior service benefit that are estimated to be amortized from accumulated other comprehensive loss into net periodic pension expense in fiscal year 2009 are $16 million and $1 million, respectively.

          In recognition of the long-term nature of the liabilities of the pension plans, the company has targeted an asset allocation strategy that intends to promote asset growth while maintaining an acceptable level of risk over the long-term. Asset-liability studies

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

are performed periodically to validate the continued appropriateness of these asset allocation targets. The target asset allocation ranges for the U.S. plan are 50–70 percent equity securities, 25–35 percent debt securities and 5–15 percent alternative investments. The target asset allocation ranges for the non-U.S. plans are 65–75 percent equity securities, 20–35 percent debt securities and 0–5 percent real estate and alternative investments. The asset class mix and the percentage of securities in any asset class or market may vary as the risk/return characteristics of either individual market or asset classes vary over time.

          The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group and economic sector. Assets of the plans are actively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. ArvinMeritor securities did not comprise any of the value of our worldwide pension assets during 2008 and 2007.

          The weighted average asset allocation for the U.S. and non-U.S. pension plans are as follows:

	2008		2007

	U.S.	Non-U.S.	U.S.	Non-U.S.

Equity securities	55.5%	61.4%	58.9%	63.3%
Debt securities	32.5%	35.3%	32.2%	32.9%
Real estate	0.5%	3.3%	0.0%	3.4%
Other	11.5%	0.0%	8.9%	0.4%

Total	100.0%	100.0%	100.0%	100.0%

          The non-current portion of the pension liability is included in Retirement Benefits in the consolidated balance sheet as follows (in millions):

	September 30,

	2008	2007

Pension liability	$128	$200
Retiree medical liability — long term (see Note 20)	520	518
Other	42	45

Total retirement benefits	$690	$763

          In accordance with SFAS No. 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, the PBO, accumulated benefit obligation (ABO) and fair value of plan assets is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases.

          Additional information is as follows (in millions):

	2008			2007

	ABO Exceeds Assets	Assets Exceeds ABO	Total	ABO Exceeds Assets	Assets Exceeds ABO	Total

PBO	$217	$1,437	$1,654	$1,115	$716	$1,831
ABO	210	1,387	1,597	1,066	652	1,718
Plan Assets	65	1,474	1,539	908	742	1,650

          The components of net periodic pension expense are as follows (in millions):

	2008	2007	2006

Service cost	$28	$37	$44
Interest cost	107	101	95
Assumed rate of return on plan assets	(123)	(110)	(99)
Amortization of prior service cost (1)	2	(14)	6
Amortization of transition asset	—	(1)	(1)
Recognized actuarial loss	33	43	50

Net periodic pension expense	$47	$56	$95

          (1) The company recorded a reduction in pension expense of $15 million in the third quarter of fiscal year 2007 to fully amortize negative prior service cost as a result of a pension curtailment triggered by the sale if its ET business. This reduction in

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

pension expense was included in the loss on the sale of ET and recorded in discontinued operations in the consolidated statement of operations.

          Information about the expected cash flows for the U.S. and non-U.S. pension plans is as follows (in millions):

	U.S.	Non U.S.	Total

Employer contributions:
Fiscal 2009 (expected)	$5	$23	$28
Expected benefit payments:
Fiscal 2009	57	41	98
Fiscal 2010	59	42	101
Fiscal 2011	60	43	103
Fiscal 2012	61	45	106
Fiscal 2013	62	46	108
Fiscal 2014-2018	335	256	591

          The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans, including company matching contributions, was $11 million, $9 million and $10 million for fiscal years 2008, 2007 and 2006, respectively.

22. INCOME TAXES

          The income tax provisions were calculated based upon the following components of income (loss) before income taxes (in millions):

	2008	2007	2006

U.S. income (loss)	$20	$(47)	$(75)
Foreign income (loss)	121	24	147

Total	$141	$(23)	$72

          The components of the benefit (provision) for income taxes are summarized as follows (in millions):

	2008	2007	2006

Current tax benefit (expense):
U.S.	$(10)	$(1)	$16
Foreign	(96)	(26)	(64)
State and local	(2)	(1)	(1)

Total current tax expense	(108)	(28)	(49)

Deferred tax benefit (expense):
U.S.	(98)	41	63
Foreign	(12)	(9)	37
State and local	1	4	3

Total deferred tax benefit (expense)	(109)	36	103

Income tax benefit (expense)	$(217)	$8	$54

          The deferred tax expense or benefit represents tax effects of current year deductions or items of income that will be recognized in future periods for tax purposes. The deferred tax benefit primarily represents the tax benefit of current year net operating losses and tax credits carried forward.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          Net current and non-current deferred income tax assets included in the consolidated balance sheet consist of the tax effects of temporary differences related to the following (in millions):

	September 30,

	2008	2007

Compensation and benefits	$58	$62
Product warranties	10	3
Inventories	11	11
Receivables	14	16
Other, net	13	23

Subtotal - net current deferred income taxes — asset	106	115

Loss and tax credit carryforwards	651	699
Retiree medical costs	175	170
Pensions	36	87
Taxes on undistributed income	(153)	(27)
Property	(7)	(9)
Intangible assets	(52)	(33)
Investment basis difference	71	43
Other	76	39

Subtotal - non-current deferred income taxes - asset	797	969

Total current and non-current deferred income taxes - asset	903	1,084
Less: Valuation allowances	(271)	(204)

Net deferred income taxes - asset	$632	$880

          Net current and non-current deferred income tax assets are included in the consolidated balance sheet as follows (in millions):

	September 30,

	2008	2007

Other current assets (see Note 10)	$110	$111
Other current liabilities (see Note 14)	(4)	(6)

Net current deferred income taxes — asset	106	105

Other assets (see Note 12)	530	781
Other liabilities (see Note 15)	(4)	(6)

Net non-current deferred income taxes — asset	$526	$775

          As of September 30, 2008, the company had approximately $519 million in U.S. net deferred tax assets. These deferred tax assets include net operating loss carryovers that can be used to offset taxable income in future periods and reduce income taxes payable in those future periods. However, many of these deferred taxes will expire if they are not utilized within certain time periods. At this time, the company considers it more likely than not that it will have U.S. taxable income in the future that will allow it to realize these deferred tax assets. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include: (a) historical operating results, (b) expectations of future earnings and (c) tax planning strategies.

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

          These risk factors are offset by the following strategic initiatives: (a) the company has undertaken numerous restructuring initiatives in fiscal years 2007 and 2008s which are expected to result in significant savings in future periods, (b) the expected recovery in the commercial vehicle market in the United States significantly benefiting the company, (c) the company implemented a major cost reduction and value creation program that is expected to generate significant improvements in earnings in future periods and (d) repatriated foreign earnings will generate significant U.S. taxable income in fiscal year 2009 and reduce future U.S. net interest expense.

          The expiration periods for $651 million of deferred tax assets related to net operating losses and tax credit carryforwards are as follows: $12 million between fiscal years 2009 and 2013; $200 million between fiscal years 2014 and 2023; $202 million between

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fiscal years 2024 and 2028; and $237 million can be carried forward indefinitely. The company has provided valuation allowances on these deferred tax assets of approximately $5 million, $40 million, $10 million and $174 million, respectively.

          The company’s benefit (provision) for income taxes was different from the benefit (provision) for income taxes at the U.S. statutory rate for the reasons set forth below (in millions):

	2008	2007	2006

Benefit (expense) for income taxes at statutory tax rate of 35%	$(50)	$8	$(25)
State and local income taxes	1	3	2
Taxes on foreign income	26	39	19
Tax audit settlements	16	—	21
Recognition of basis differences	—	7	3
Homeland Investment Act	—	—	29
Benefit (tax) on undistributed foreign earnings	(137)	10	(3)
Valuation allowance	(70)	(60)	3
Other	(3)	1	5

Income tax benefit (expense)	$(217)	$8	$54

          In fiscal years 2008 and 2006, the company completed various tax audits of the company’s income tax returns and certain statutes of limitations expired. As a result, the company reduced its accrual for uncertain tax positions by $16 million and $21 million, respectively.

          In fiscal year 2008, a valuation allowance was taken against a United Kingdom (U.K.) deferred tax asset. The company concluded that a tax planning strategy was no longer prudent and feasible and therefore did not meet the criteria for use as a qualifying tax planning strategy in the determination as to whether it was more likely than not that the U.K. deferred tax asset would be utilized. The result was a $42 million tax expense.

          For fiscal year 2007, the significant benefit for tax on undistributed foreign earnings was related to the reversal of a deferred tax liability for Mexican and Brazilian subsidiaries due to a planned legal entity restructuring that will allow the basis difference related to the undistributed earnings to reverse without tax cost.

          The company also repatriated approximately $131 million in dividends in the fourth quarter of fiscal year 2006 as part of the American Jobs Creation Act of 2004 (the Act). The dividends are subject to the elective 85 percent dividend received deduction and accordingly the company recorded a corresponding tax benefit of $31 million related to the reversal of previously provided U.S. deferred tax liabilities on these unremitted foreign subsidiary earnings.

          For fiscal year 2006, the significant benefit for U.S. foreign tax credits relates to foreign taxes associated with dividends not covered under the Act. For fiscal year 2007, the significant benefit for recognition of basis differences was related to a deferred tax asset recognized for the excess of the tax basis over the amount for financial reporting of investments in several of the company’s U. K. subsidiaries. This asset is expected to reverse in the foreseeable future.

          In fiscal year 2008, the company reversed its determination on permanent reinvestment for undistributed earnings of certain foreign subsidiaries. This resulted in the establishment of a $137 million deferred tax liability for the basis differences related to these subsidiaries and a charge of $137 million to income tax expense.

          For fiscal years 2008 and 2007, no provision has been made for U.S., state or additional foreign income taxes related to approximately $470 million and $575 million, respectively, of undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          On October 1, 2007, the company adopted FIN No. 48. The effect of applying the provisions of FIN No. 48 on the company’s consolidated balance sheet as of October 1, 2007 was as follows (in millions):

	Before Adoption of FIN 48	Adjustments	After Adoption of FIN 48

Non-current deferred income tax assets - other assets (see Note 12)	$781	$(99)	$682
Other assets (see Note 12)	361	42	403
Income taxes - other current liabilities (see Note 14)	(130)	97	(33)
Other liabilities (see Note 15)	(209)	(45)	(254)
Retained earnings	(128)	5	(123)

          Upon adoption of FIN No. 48 as of October 1, 2007, the company had $207 million of gross unrecognized tax benefits of which $151 million represents the amount that, if recognized, would favorably affect the effective income tax rate in future periods. At September 30, 2008, the amount of gross unrecognized tax benefits and the amount that would favorably affect the effective income tax rate in future periods are $131 and $87 million, respectively. At September 30, 2008, $74 million of the liability for uncertain tax positions reduced deferred tax assets relating to the same tax jurisdictions and $34 million is classified as a non-current asset in the consolidated balance sheet. The remainder of the liability for uncertain tax positions is classified as a non-current liability.

          A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows (in millions):

Balance at October 1, 2007	$207
Additions to tax positions recorded during the current year	15
Reductions to tax positions recorded in prior years	(88)
Reductions to tax positions due to lapse of statutory limits	(3)

Balance at September 30, 2008	$131

          The company’s continuing practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the consolidated statement of operations. At September 30, 2008 and October 1, 2007, the company recorded $3 million and $2 million, respectively, of interest on uncertain tax positions in the consolidated balance sheet. In addition, penalties of $12 million and $8 million were recorded at September 30, 2008 and October 1, 2007, respectively.

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

          In addition to the audits listed above, the company has open tax years primarily from 1999-2007 with various significant taxing jurisdictions including the United States, Brazil, Canada, France, Germany, Mexico and the U. K. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The company has recorded a tax benefit only for those positions that meet the more likely than not standard.

23. CONTINGENCIES

          Environmental

          Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have, and will continue to have, an impact on the manufacturing operations of the company. The process of estimating environmental liabilities is complex and dependent upon evolving physical and scientific data at the sites, uncertainties as to remedies and technologies to be used and the outcome of discussions with regulatory agencies. The company records liabilities for environmental issues in the accounting period in which its responsibility and investigation and remediation plans become probable and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, the company records a liability for its allocable share of costs related to its involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. At environmental sites in which ArvinMeritor is the only potentially responsible party, the company records a liability for the total probable and estimable costs of remediation before consideration of recovery from insurers or other third parties.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          The company has been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2008 to be approximately $21 million, of which $3 million is recorded as a liability. The company recorded environmental remediation costs with respect to the Superfund sites of $3 million in fiscal year 2006, while expense was not significant in fiscal year 2008 and no expense was recognized in fiscal year 2007.

          In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2008 to be approximately $57 million, of which $15 million is recorded as a liability. During fiscal year 2008, the company recorded environmental remediation costs of $4 million with respect to these matters, resulting from revised estimates to remediate these sites.

          Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $7 million at September 30, 2008. The undiscounted estimate of these costs is approximately $11 million.

          Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total

Balance at September 30, 2007	$8	$16	$24
Payments	(5)	(5)	(10)
Change in cost estimates (1)	—	4	4

Balance at September 30, 2008	$3	$15	$18

(1) There was $2 million of environmental remediation costs recorded in loss from discontinued operations in the consolidated statement of operations for the fiscal year ended September 30, 2008.

          Environmental reserves are included in Other Current Liabilities (see Note 14) and Other Liabilities (see Note 15).

          The actual amount of costs or damages for which the company may be held responsible could materially exceed the foregoing estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation, discovery of new contamination and other factors that make it difficult to predict actual costs accurately. However, based on management’s assessment, after consulting with outside advisors that specialize in environmental matters, and subject to the difficulties inherent in estimating these future costs, the company believes that its expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the company’s business, financial condition or results of operations. In addition, in future periods, new laws and regulations, changes in remediation plans, advances in technology and additional information about the ultimate clean-up remedies could significantly change the company’s estimates. Management cannot assess the possible effect of compliance with future requirements.

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

     Asbestos

          Maremont Corporation (“Maremont”), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 35,000 and 37,000 pending asbestos-related claims at September 30, 2008 and 2007, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

          Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,

	2008	2007

Pending claims	$53	$37
Other, including shortfall	—	6

Total asbestos-related reserves	$53	$43

Asbestos-related insurance recoveries	$36	$28

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

          Pending and Future Claims: Maremont engages Bates White LLC (Bates White), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining the estimated cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont, as well as the cost of Maremont’s share of committed but unpaid settlements entered into by the CCR. Bates White prepares these cost estimates on a semi-annual basis in March and September each year. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised Maremont that it would be possible to determine an estimate of a reasonable forecast of the cost of resolving pending and future asbestos-related claims, based on historical data and certain assumptions with respect to events that may occur in the future.

          Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next ten years of $51 million to $59 million. After consultation with Bates White, Maremont determined that as of September 30, 2008 the most likely and probable liability for pending and future claims over the next ten years is $51 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

          Assumptions: The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•

Pending and future claims were estimated for a ten year period ending in fiscal year 2018. The forecast period used to estimate a reasonably possible range of claims was increased from four years at March 2008 to ten years at September 30, 2008. Maremont has reached certain longer-term agreements with key plaintiff law firms that make payments beyond the four year period more reasonably estimable. In addition, filings of mesothelioma claims have been relatively stable over the last four years resulting in an improvement in the reliability of future projections over a longer time period;

•

Maremont believes that the litigation environment will change significantly beyond ten years and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims will decline for each year further in the future. As a result, estimating a probable liability beyond ten years is difficult and uncertain;

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

          Shortfall and other: Several former members of the CCR have filed for bankruptcy protection and these members have failed, or may fail, to pay certain financial obligations with respect to settlements that were reached while they were CCR members.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Maremont is subject to claims for payment of a portion of these defaulted member shares (shortfall). In an effort to resolve the affected settlements, Maremont has entered into negotiations with plaintiffs’ attorneys and an estimate of Maremont’s obligation for the shortfall is included in the total asbestos-related reserves. In addition, Maremont and its insurers are engaged in legal proceedings to determine whether existing insurance coverage should reimburse any potential liability related to this issue. Payments by the company related to shortfall and other were not significant in fiscal years 2008, 2007 and 2006. The company’s estimate of its shortfall liability at September 30, 2008 was not significant.

          Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $36 million. The difference between the estimated liability and insurance receivable is related to proceeds received from settled insurance policies and liabilities for shortfall and other. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

          The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are difficult to predict. The future litigation environment for Maremont could change significantly from its past experience, due, for example, to changes in the mix of claims filed against Maremont in terms of plaintiffs’ law firm, jurisdiction and disease; legislative or regulatory developments; Maremont’s approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers and the continuing solvency of various insurance companies. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Maremont’s asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

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

          The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. Accordingly, the company has recorded $16 million and $12 million liability for defense and indemnity costs associated with these claims at September 30, 2008 and 2007, respectively. The increase in the accrual is primarily due to an increase in the forecast period from three years used in the prior estimates to four years used as of September 30, 2008. The accrual estimates are based on historical data and certain assumptions with respect to events that may occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on the company’s experience defending these asbestos claims, the company does not believe these lawsuits will have a material adverse effect on its financial condition or results of operations. Rockwell was not a member of the CCR and handled its asbestos-related claims using its own litigation counsel. As a result, the company does not have any additional potential liabilities for committed CCR settlements or shortfall (as described above) in connection with the Rockwell-legacy cases.

          Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, the company expects to recover the majority of

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

defense and indemnity costs it has incurred to date, over and above self-insured retentions, and a substantial portion of the costs for defending asbestos claims going forward. Accordingly, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $16 million at September 30, 2008.

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

     Guarantees

          In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. To date, the third party has met its obligations to reimburse the other party. The Accumulated Postretirement Benefit Obligation associated with these retiree medical benefits is considered the maximum potential exposure under this guarantee and is estimated to be approximately $25 million. No amount has been recorded for this guarantee based on the probability of the company having to perform under the guarantee. Due to the nature of this guarantee it is difficult to estimate its approximate term.

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

     Other

          In fiscal year 2006, a light vehicle systems customer of the company initiated a field service campaign related in part to a product of the company, which covered approximately 750,000 vehicles. In the prior year, the customer filed suit against the company seeking reimbursement of costs associated with the field service campaign as well as other warranty costs. In fiscal year 2006, the company recorded a contingency reserve of approximately $11 million related to this matter. In fiscal year 2008, the company recognized an additional charge of approximately $14 million. During the fourth quarter of fiscal year 2008, the company reached final settlement with the customer for $25 million.

          Litigation associated with the company’s retiree medical plans is discussed in Note 20. The ultimate outcome of these lawsuits may result in future plan amendments.

          On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The company intends to vigorously defend the claims raised in all of these actions. The Antitrust Division of the U.S. Department of Justice (DOJ) and the office of the Attorney General of the State of Florida are also investigating the allegations raised in these suits. The DOJ has issued subpoenas to certain employees of the defendants, which include the company. The company is fully cooperating with both investigations. The company is unable to estimate a range of exposure, if any, at this time.

          Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the company, relating to the conduct of the company’s business, including those pertaining to product liability, warranty or recall claims, intellectual property,

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

          Segment information is summarized as follows (in millions):

	2008	2007	2006

Sales:
Commercial Vehicle Systems	$4,819	$4,205	$4,179
Light Vehicle Systems	2,348	2,244	2,236

Total	$7,167	$6,449	$6,415

	2008	2007	2006

Segment EBITDA:
Commercial Vehicle Systems	$355	$221	$293
Light Vehicle Systems	61	36	58

Segment EBITDA	416	257	351
Unallocated legacy and corporate costs	(40)	(11)	(8)
ET corporate allocations(1)	—	(36)	(29)
Loss on sale of receivables	(22)	(9)	(1)
Depreciation and amortization	(145)	(129)	(124)
Interest expense, net	(83)	(110)	(131)
Benefit (provision) for income taxes	(217)	8	54

Income (loss) from continuing operations	$(91)	$(30)	$112

(1) As a result of the sale of ET, certain corporate and legacy costs previously allocated to ET’s segment results are reported in continuing operations. In fiscal years 2007 and 2006 these costs were not allocated to the company’s two business segments and are included in “ET corporate allocations” in the above segment information.

	2008	2007	2006

Depreciation and Amortization:
Commercial Vehicle Systems	$76	$72	$70
Light Vehicle Systems	69	57	54

Total depreciation and amortization	$145	$129	$124

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2008	2007	2006

Capital Expenditures:
Commercial Vehicle Systems	$110	$53	$61
Light Vehicle Systems	70	73	39

Total capital expenditures	$180	$126	$100

	2008	2007

Segment Assets:
Commercial Vehicle Systems	$2,591	$2,316
Light Vehicle Systems	1,072	1,073

Total segment assets	3,663	3,389
Corporate(1)	1,011	1,400
Discontinued operations	—	—

Total assets	$4,674	$4,789

(1) Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs. For fiscal years 2008, 2007 and 2006, segment assets include $212 million, $226 million and $319 million, respectively, of receivables sold to ARC under the accounts receivable securitization and factoring agreements (see Note 7).

          Sales by geographic area are based on the location of the selling unit. Information on the company’s geographic areas is summarized as follows (in millions):

     Sales by Geographic Area:

	2008	2007	2006

U.S.	$2,251	$2,439	$2,889
Canada	287	310	384
Mexico	385	464	360

Total North America	2,923	3,213	3,633

Germany	216	215	169
Sweden	509	381	307
France	944	733	719
Other Europe	1,063	829	778

Total Europe	2,732	2,158	1,973

Asia/Pacific	666	523	391
South America, primarily Brazil	846	555	418

Total sales	$7,167	$6,449	$6,415

     Assets by Geographic Area (excludes assets of discontinued operations):

	2008	2007

U.S.	$2,023	$2,344
Canada	283	273
Mexico	220	177

Total North America	2,526	2,794
Germany	99	107
Sweden	349	275
France	283	356
Other Europe	459	490

Total Europe	1,190	1,228
Asia/Pacific	379	325
South America, primarily Brazil	579	442

Total	$4,674	$4,789

          Sales to AB Volvo represented 14 percent, 16 percent and 13 percent of the company’s sales in each of fiscal years 2008, 2007 and 2006, respectively. For fiscal year 2006, sales to DaimlerChrysler AG (which owned Mercedes-Benz AG, Freightliner and Chrysler) represented 19 percent of the company’s sales. No other customer comprised 10 percent or more of the company’s sales in any of the three fiscal years ended September 30, 2008. These sales include pass-through components that are acquired and incorporated into our systems or modules at the customer’s request.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          The following is a condensed summary of the company’s unaudited quarterly results of continuing operations for fiscal years 2008 and 2007. Per share amounts are based on the weighted average shares outstanding for that quarter. Earnings per share for the year may not equal the sum of the four fiscal quarters’ earnings per share due to changes in basic and diluted shares outstanding.

	2008 Fiscal Quarters (Unaudited)

	First	Second	Third	Fourth	2008

	(In millions, except share related data)
Sales	$1,663	$1,781	$2,003	$1,720	$7,167
Cost of sales	(1,533)	(1,614)	(1,807)	(1,560)	(6,514)
Benefit (provision) for income taxes	(10)	(14)	3	(196)	(217)
Income (loss) from continuing operations	(1)	24	51	(165)	(91)
Net income (loss)	(12)	20	44	(153)	(101)
Basic earnings (loss) per share from continuing operations	$(0.01)	$0.33	0.71	$(2.29)	$(1.26)
Diluted earnings (loss) per share from continuing operations	$(0.01)	$0.33	$0.70	$(2.29)	$(1.26)

          Fourth quarter loss from continuing operations included pre-tax restructuring costs of $1 million. Provision for income taxes in the fourth quarter included non-cash income tax charges of $137 million related to repatriation of certain foreign subsidiary earnings to the U.S. and a $46 million non-cash charge to record valuation allowances primarily related to foreign deferred tax assets. Net income in the third and second quarters included $4 million and $5 million of pre-tax restructuring costs, respectively. First quarter net loss included $10 million of pre-tax restructuring costs.

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

          Fourth quarter loss from continuing operations included pre-tax restructuring costs of $10 million. Fourth quarter net loss included an after-tax loss of $12 million on the sale of LVA Europe and an additional $7 million after-tax loss on the sale of ET, to reflect certain working capital and other adjustments. During the third quarter, the company recognized $24 million of pre-tax restructuring costs in continuing operations. Third quarter net loss includes a $49 million after-tax loss on the sale of ET and a $8 million after-tax impairment charge in the company’s LVA European filters and exhaust businesses. Second quarter loss from continuing operations included pre-tax restructuring costs of $37 million, related to the initial adoption of the Performance Plus initiative, and a net $10 million partial reversal of a Ride Control impairment recognized in fiscal year 2005. Second quarter net loss includes an after-tax non-cash impairment charge of $90 million for the ET business. First quarter income from continuing operations included a $2 million pre-tax gain on the sale of certain assets of CVS’ off-highway brake business.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

26. SUPPLEMENTAL FINANCIAL INFORMATION

	2008	2007	2006

	(In millions)
Balance sheet data:
Allowance for doubtful accounts	$18	$24	$17
Statement of operations data:
Maintenance and repairs expense	89	84	83
Research, development and engineering expense	136	124	114
Depreciation expense	140	125	118
Provision for doubtful accounts	11	16	6
Rental expense	29	29	32
Interest income	16	13	9
Interest expense	99	123	139
Statement of cash flows data:
Interest payments	87	111	133
Income tax payments, net	48	48	50
Non-cash investing activities - capital expenditures	30	22	16

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Fiscal Year Ended September 30, 2008

	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

Sales
External	$—	$2,319	$4,848	$—	$7,167
Subsidiaries	—	129	291	(420)	—

Total sales	—	2,448	5,139	(420)	7,167
Cost of sales	(49)	(2,201)	(4,684)	420	(6,514)

GROSS MARGIN	(49)	247	455	—	653
Selling, general and administrative	(110)	(154)	(180)	—	(444)
Restructuring costs	—	—	(20)	—	(20)
Other income (expense)	(3)	—	—	—	(3)

OPERATING INCOME (LOSS)	(162)	93	255	—	186
Equity in earnings of affiliates	—	18	20	—	38
Other income (expense), net	42	52	(94)	—	—
Interest expense, net and other	(83)	10	(10)	—	(83)

INCOME (LOSS) BEFORE INCOME TAXES	(203)	173	171	—	141
Provision for income taxes	85	(198)	(104)	—	(217)
Minority interest	—	—	(15)	—	(15)
Equity income from continuing operations of subsidiaries	27	35	—	(62)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(91)	10	52	(62)	(91)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(10)	(10)	(16)	26	(10)

NET INCOME (LOSS)	$(101)	$—	$36	$(36)	$(101)

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Fiscal Year Ended September 30, 2007

	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

Sales
External	$—	$2,673	$3,776	$—	$6,449
Subsidiaries	—	140	314	(454)	—

Total sales	—	2,813	4,090	(454)	6,449
Cost of sales	(18)	(2,572)	(3,821)	454	(5,957)

GROSS MARGIN	(18)	241	269	—	492
Selling, general and administrative	(115)	(118)	(146)	—	(379)
Restructuring costs	(6)	(9)	(56)	—	(71)
Other income (expense)	(1)	8	4	—	11

OPERATING INCOME (LOSS)	(140)	122	71	—	53
Equity in earnings of affiliates	—	24	10	—	34
Other income (expense), net	14	23	(37)	—	—
Interest expense, net and other	(103)	34	(41)	—	(110)

INCOME (LOSS) BEFORE INCOME TAXES	(229)	203	3	—	(23)
Benefit (provision) for income taxes	94	(69)	(17)	—	8
Minority interest	—	(4)	(11)	—	(15)
Equity income from continuing operations of subsidiaries	105	(15)	—	(90)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(30)	115	(25)	(90)	(30)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(189)	(126)	(130)	256	(189)

NET INCOME (LOSS)	$(219)	$(11)	$(155)	$166	$(219)

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	September 30, 2008

	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

CURRENT ASSETS
Cash and cash equivalents	$174	$24	$299	$—	$497
Receivables, net	(1)	86	1,029	—	1,114
Inventories	—	207	416	—	623
Other current assets	37	68	113	—	218

TOTAL CURRENT ASSETS	210	385	1,857	—	2,452
NET PROPERTY	10	185	580	—	775
GOODWILL	—	345	177	—	522
OTHER ASSETS	484	149	292	—	925
INVESTMENTS IN SUBSIDIARIES	1,516	608	—	(2,124)	—

TOTAL ASSETS	$2,220	$1,672	$2,906	$(2,124)	$4,674

CURRENT LIABILITIES
Short-term debt	$85	$—	$155	$—	$240
Accounts payable	57	275	955	—	1,287
Other current liabilities	99	95	416	—	610

TOTAL CURRENT LIABILITIES	241	370	1,526	—	2,137
LONG-TERM DEBT	1,060	—	3	—	1,063
RETIREMENT BENEFITS	504	—	186	—	690
INTERCOMPANY PAYABLE (RECEIVABLE)	(144)	(419)	563	—	—
OTHER LIABILITIES	97	130	20	—	247
MINORITY INTERESTS	—	—	75	—	75
SHAREOWNERS’ EQUITY	462	1,591	533	(2,124)	462

TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,220	$1,672	$2,906	$(2,124)	$4,674

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30, 2008

	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$73	$41	$49	$—	$163

INVESTING ACTIVITIES
Capital expenditures	(4)	(25)	(143)	—	(172)
Acquisitions of businesses and investments, net of cash acquired	—	—	(57)	—	(57)
Proceeds from investments	5	—	—	—	5
Proceeds from disposition of property and businesses	7	—	2	—	9
Net cash flows provided by discontinued operations	—	3	52	—	55

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	8	(22)	(146)	—	(160)

FINANCING ACTIVITIES
Change in account receivable securitization program	—	—	111	—	111
Repayment of notes and term loan	(5)	—	—	—	(5)
Borrowings on lines of credit and other	—	—	26	—	26
Debt issuance and extinguishment costs	(6)	—	—	—	(6)
Intercompany advances	(49)	—	49	—	—
Cash dividends	(29)	—	—	—	(29)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(89)	—	186	—	97

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(12)	—	(12)

CHANGE IN CASH AND CASH EQUIVALENTS	(8)	19	77	—	88

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	182	5	222	—	409

CASH AND CASH EQUIVALENTS AT END OF YEAR	$174	$24	$299	$—	$497

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30, 2007

	Parent	Guarantors	Non- Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(28)	$(123)	$187	$—	$36

INVESTING ACTIVITIES
Capital expenditures	(1)	(25)	(94)	—	(120)
Acquisitions of businesses and investments, net of cash acquired	—	—	(2)	—	(2)
Proceeds from marketable securities	—	—	5	—	5
Proceeds from disposition of property and businesses	3	—	11	—	14
Net cash flows provided by discontinued operations	—	150	49	—	199

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	2	125	(31)	—	96

FINANCING ACTIVITIES
Change in account receivable securitization program	—	—	(40)	—	(40)
Proceeds from issuance of convertible notes	200	—	—	—	200
Repayment of notes and term loan	(249)	—	—	—	(249)
Borrowings on lines of credit and other	1	—	2	—	3
Debt issuance and extinguishment costs	(10)	—	—	—	(10)
Proceeds from exercise of stock options	28	—	—	—	28
Intercompany advances	171	—	(171)	—	—
Cash dividends	(29)	—	—	—	(29)
Other financing activities	(1)	—	—	—	(1)

CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	111	—	(209)	—	(98)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	25	—	25

CHANGE IN CASH AND CASH EQUIVALENTS	85	2	(28)	—	59

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	97	3	250	—	350

CASH AND CASH EQUIVALENTS AT END OF YEAR	$182	$5	$222	$—	$409

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

Disclosure Controls and Procedures

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

          ArvinMeritor’s management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its internal control over financial reporting as of September 30, 2008. This evaluation was based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation and the criteria set forth by COSO, ArvinMeritor’s management concluded that the internal control over financial reporting maintained by the company, as of September 30, 2008, was effective.

          Deloitte & Touche LLP, ArvinMeritor’s independent registered public accounting firm, has issued an attestation report on ArvinMeritor’s internal control over financial reporting, which follows.

November 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of ArvinMeritor, Inc.
Troy, Michigan

We have audited the internal control over financial reporting of ArvinMeritor, Inc. (the “Company”) as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15(a)(2) as of and for the year ended September 30, 2008 of the Company and our report dated November 20, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Detroit, Michigan
November 20, 2008

Changes in Internal Control Over Financial Reporting

          Management, with the participation of the chief executive officer and chief financial officer, has evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008, and found no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

          See the information under the caption Election of Directors–Information as to Nominees for Director and Continuing Directors in the 2009 Proxy Statement. See also the information with respect to executive officers of ArvinMeritor under Item 4A of Part I. No director or nominee for director was selected pursuant to any arrangement or understanding between that individual and any person other than ArvinMeritor pursuant to which such person is or was to be selected as a director or nominee. There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the directors or nominees for director and any other director, executive officer or person nominated to become a director or executive officer. Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and, to the best of our knowledge, will not be contained in the Proxy Statement.

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

          ArvinMeritor’s chief executive officer and chief financial officer have filed certifications, as required by the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) and (b) under the Exchange Act, as exhibits to each Quarterly Report on Form 10-Q filed with the SEC during fiscal year 2008 and to this Annual Report on Form 10-K. The company’s chief executive officer also filed with the NYSE in January 2008 a certification that he was not aware of any violation by the company of the NYSE listing standards.

Item 11.	Executive Compensation.

          See the information under the captions Director Compensation and Executive Compensation in the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

          See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2009 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

          The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2008, were as follows:

Plan Category	(column a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]		(column b) Weighted average exercise price of outstanding options, warrants and rights		(column c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by security holders	1,733,115		$17.94		2,834,114
Equity compensation plans not approved by security holders[2]	351,920		$19.99		—
Total	2,085,035	[3]	18.29	[3]	2,834,114	[4]

1 In addition to stock options, shares of Common Stock, restricted shares of Common Stock, restricted share units and performance shares have been awarded under the Company’s equity compensation plans and were outstanding at September 30, 2008.

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

3 The table includes options granted under Arvin’s 1988 Stock Benefit Plan, 1998 Stock Benefit Plan and Employee Stock Benefit Plan, which we assumed in 2000 in connection with the merger of Arvin and Meritor. A total of3,118,255 options, with a weighted average exercise price of $28.10, were assumed at the time of the merger.

4 The following number of shares remained available for issuance under our equity compensation plans at September 30, 2008. Grants under these plans may be in the form of any of the listed types of awards.

Plan	Number of shares	Type of award

2007 Long-Term Incentive Plan*	2,729,700	Stock options, stock appreciation rights, stock awards and other stock-based awards
Incentive Compensation Plan	75,740	Common stock, restricted shares
2004 Directors Stock Plan	28,674	Stock options, common stock, restricted shares, restricted share units, stock appreciation rights

* The 2007 Long-Term Incentive Plan was approved by the company’s shareowners on January 26, 2007. At that time, the 1997 Long-Term Incentives Plan, 1998 Stock Benefit Plan and Employee Stock Benefit Plan were terminated, and no further awards will be made under these plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

          See the information under the captions Board of Directors and Committees and Certain Relationships and Related Transactions in the 2009 Proxy Statement.

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

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

Consolidated Statement of Operations, years ended September 30, 2008, 2007 and 2006.

Consolidated Balance Sheet, September 30, 2008 and 2007.

Consolidated Statement of Cash Flows, years ended September 30, 2008, 2007 and 2006.

Consolidated Statement of Shareowners’ Equity, years ended September 30, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule for the years ended September 30, 2008, 2007 and 2006.

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

4-d

Indenture, dated as of March 7, 2006, between ArvinMeritor and BNY Midwest Trust Company, as trustee, filed as Exhibit4.1 to ArvinMeritor’s Current Report on Form 8-K, dated March 7, 2006 and filed on March 9, 2006 (File No. 1-15983), is incorporated by reference.

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

10-a-6

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

*10-b-7

Description of Annual Incentive Goals Established for Fiscal year 2009 under the Incentive Compensation Plan, filed as Exhibit 10a to the Current Report on Form 8-K filed on November7, 2008 is incorporated herein by reference.

*10-c

2007 Long-Term Incentive Plan, as amended, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2007 (File No. 1-15983), is incorporated by reference.

*10-c-1	Form of Restricted Stock Agreement under the 2007 Long-Term Incentive Plan, filed as Exhibit 10-c-1 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

*10-d	Description of Compensation of Non-Employee Directors.

*10-e	2004 Directors Stock Plan, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004 (File No. 1-15983), is incorporated by reference.

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

*10-e-3

Option Agreement under the 2007 Long-Term Incentive Plan between ArvinMeritor and Charles G. McClure filed as Exhibit 10-c to ArvinMeritor’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2008 is incorporated herein by reference.

*10-e-4

Restricted Stock Agreement under the 2007 Long-term Incentive Plan between ArvinMeritor and Charles G. McClure filed as Exhibit 10-d to ArvinMeritor’s Quarterly Report on form 10-Q for the quarterly period ended June 30, 2008 is incorporated herein by reference.

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

10-l

Amended and Restated Loan Agreement dated as of September 15, 2008 by and among ArvinMeritor, Inc., ArvinMeritor Receivables Corporation, the Lenders from time to time party thereto and SunTrust Robinson Humphrey, Inc., as Administrative Agent, filed as Exhibit 10a to the current report on form 8-K filed on August 13, 2008 is incorporated herein by reference.

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

10-m-3

Sixth Amendment, dated as of March 31, 2008, to Second Amended and Restated Purchase and Sale Agreement, dated as of September 19, 2005, among ArvinMeritor Receivables Corporation and the Originators named therein filed as exhibit 10b to the Current Report on Form 8-K filed on April 1, 2008 is incorporated herein by reference.

10-m-4

Eighth Amendment, dated as of September 15, 2008, to Second Amended and Restated Purchase and Sale Agreement, dated as of September 19, 2005, among ArvinMeritor Receivables Corporation and the Originators named therein, filed as Exhibit 10b to the current report on form 8-K filed on August 13, 2008 is incorporated herein by reference.

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

*10-r	Employment agreement, dated March 22,2006, between ArvinMeritor and Jeffrey A. Craig

*10-s

Form of employment letter between ArvinMeritor and its executives, filed as Exhibit 10-a to ArvinMeritor’s Current Report on Form 8-K, dated October 27, 2004 and filed on December 21, 2004 (File No. 1-15983), is incorporated by reference.

10-t	Receivables Purchase Agreement dated November 19, 2007 between ArvinMeritor CVS Axles France and Viking Asset Purchaser and CitiCorp Trustee Company Limited

10-u	Receivables Purchase Agreement dated March 13, 2006 between Meritor HVS AB and Nordic Finance Limited and CitiCorp Trustee Company Limited

10-v	Amendment, dated July 25, 2007, to Receivables Purchase Agreement dated March 13, 2006 between Meritor HVS AB and Nordic Finance Limited and CitiCorp Trustee Company Limited

12	Computation of ratio of earnings to fixed charges.

21	List of subsidiaries of ArvinMeritor.

23-a	Consent of Vernon G. Baker, II, Esq., Senior Vice President and General Counsel of ArvinMeritor.

23-b	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

23-c	Consent of Bates White LLC.

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of ArvinMeritor.

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

*Management contract or compensatory plan or arrangement.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINMERITOR, INC.

By:	/s/ Vernon G. Baker, II

Vernon G. Baker, II
Senior Vice President
and General Counsel

Date: November 21, 2008

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 21st day of November, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Charles G. McClure, Jr. *	Chairman of the Board, Chief Executive Officer and President (principal executive officer) and Director

Joseph B. Anderson, Jr., Rhonda L. Brooks, David W. Devonshire, Ivor J. Evans, Victoria B. Jackson, James E. Marley, William R. Newlin, and Steven G. Rothmeier *	Directors

Jeffrey A. Craig*	Senior Vice President, Chief Financial Officer and Acting Controller (principal financial officer and principal accounting officer)

* By:	/s/ Barbara Novak

Barbara Novak
Attorney-in-fact **

** By authority of powers of attorney filed herewith.

SCHEDULE II

ARVINMERITOR, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended September 30, 2008, 2007, 2006

Description (In millions)	Balance at Beginning of Year	Charged to costs and expenses	Other Deductions		Balance at End of year

Year ended September 30, 2008:
Allowance for doubtful accounts	$24	$11	$(17	) (a)	$18
Deferred tax asset valuation allowance	204	70	(3)		271

Year ended September 30, 2007:
Allowance for doubtful accounts	$17	$16	$(9	) (a)	$24
Deferred tax asset valuation allowance	143	60	1		204

Year ended September 30, 2006:
Allowance for doubtful accounts	$30	$6	$(19	) (a)	$17
Deferred tax asset valuation allowance	146	(3)	—		143

(a)	Uncollectible accounts written off

S-1