Form 10-K/A
period 2008-09-30
ARVINMERITOR INC
filed 2008-12-22
CIK 1113256

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

      73,762,081 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on November 30, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on January 30, 2009 is incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

Explanatory Note - Amendment

ArvinMeritor, Inc. (the “company” or “ArvinMeritor) is filing this Form 10-K/A to include in its Annual Report on Form 10-K for the fiscal year ended September 28, 2008 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, financial statements and related notes of Meritor WABCO Vehicle Control Systems (“Meritor WABCO”), an unconsolidated joint venture in which the company owns a 50% interest.

Rule 3-09 of Regulation S-X provides that if a 50% or less owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50% or less owned person shall be filed. Meritor WABCO did meet such test as of and for the year ended October 1, 2006 and the company has included in this Form 10-K/A the required audited financial statements for that period. However, as Meritor WABCO did not meet the significance test as of and for the years ended September 28, 2008 and September 30, 2007, ArvinMeritor is only required to file unaudited financial statements for those periods. ArvinMeritor has included in this Form 10-K/A Meritor WABCO’s unaudited financial statements for the years ended September 28, 2008 and September 30, 2007. Item 15 is the only portion of the Annual Report being supplemented or amended by this Form 10-K/A.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements.

ArvinMeritor

The following financial statements and related notes were filed as part of the Annual Report filed with the SEC on November 21, 2008 (all financial statements listed below are those of the company and its consolidated subsidiaries):

Consolidated Statement of Operations, years ended September 30, 2008, 2007 and 2006.

Consolidated Balance Sheet, September 30, 2008 and 2007.

Consolidated Statement of Cash Flows, years ended September 30, 2008, 2007 and 2006.

Consolidated Statement of Shareowners' Equity, years ended September 30, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

Meritor WABCO

The following financial statements and related notes of Meritor WABCO Vehicle Control Systems are included in this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Financial Statements as of and for the years ended September 30, 2008 and 2007 (As Restated) (Unaudited)

Financial Statements as of and for the year ended September 30, 2006 and Independent Auditors’ Report

Meritor WABCO
Vehicle Control
Systems

Financial Statements as of and for the Years
Ended September 30, 2008 and 2007 (As Restated) (Unaudited)

MERITOR WABCO VEHICLE CONTROL SYSTEMS

BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND 2007 (As Restated) (Unaudited)

	2008	2007
		(As Restated, see Note 9)
ASSETS
CURRENT ASSETS:
Cash	$861,498	$2,288,727
Accounts receivable:
Trade – net of allowance for doubtful accounts of $215,600 and $180,043 as of September 30, 2008 and 2007, respectively	17,382,262	19,165,962
Related Parties:
Meritor Brake Systems, Inc.	3,372,216	3,410,732
WABCO Automotive Control Systems, Inc.	31,207	897
Inventories	24,501,800	25,163,321
Prepaid and other current assets	522,969	158,377
Total current assets	46,671,952	50,188,016
PROPERTY AND EQUIPMENT:
Machinery and equipment	4,554,053	4,548,533
Autos and trailers	1,086,413	879,902
Furniture and fixtures	3,781,866	3,712,511
Facility improvements	1,143,988	1,144,895
Construction in progress	49,027	14,615
Total property and equipment	10,615,347	10,300,456
Less accumulated depreciation	(9,118,119)	(8,129,587)
Property and equipment - net	1,497,228	2,170,869
OTHER ASSETS	33,334	133,333
TOTAL ASSETS	$48,202,514	$52,492,218

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable:
Trade	$1,873,792	$2,387,036
Related parties:
Meritor Brake Systems, Inc.	2,595,015	2,888,798
WABCO Automotive Control Systems, Inc.	17,867,545	20,598,174
Accrued liabilities:
Warranty and Policy	1,600,000	1,600,000
Compensation	1,178,205	1,303,546
Customer incentives	299,444	173,268
Other	699,761	644,520
Total current liabilities	26,113,762	29,595,342
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
PARTNER’S CAPITAL:
Meritor Brake Systems, Inc.	11,044,376	11,448,438
WABCO Automotive Control Systems, Inc.	11,044,376	11,448,438
Total partners’ capital	22,088,752	22,896,876
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$48,202,514	$52,492,218

See notes to unaudited financial statements.

MERITOR WABCO VEHICLE CONTROL SYSTEMS

STATEMENTS OF NET INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007 (As Restated) (Unaudited)

	2008	2007
		(As Restated, see Note 9)

NET SALES	$176,439,441	$204,676,673

COST OF GOODS SOLD	151,375,369	176,542,922

GROSS PROFIT	25,064,072	28,133,751

OPERATING EXPENSES:
Services purchased from related parties:
Salary and benefits	9,152,880	9,082,055
Selling and promotion	2,250,505	2,100,455
Research and development	1,369,367	460,432
Rent	394,075	389,951
Other	775,910	947,557
Total services purchased from related parties	13,942,737	12,980,450

Selling and promotion	1,292,530	908,150
Supplies	842,490	654,943
Travel	847,395	731,087
Other purchased services	2,696,143	2,324,468
Depreciation and amortization	246,259	199,332
Other operating expenses	1,299,776	1,442,878
Total operating expenses	21,167,330	19,241,308

INCOME FROM OPERATIONS	3,896,742	8,892,443

OTHER INCOME	1,295,134	1,340,985

NET INCOME	$5,191,876	$10,233,428

See notes to unaudited financial statements.

MERITOR WABCO VEHICLE CONTROL SYSTEMS

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007 (As Restated) (Unaudited)

	2008	2007
		(As Restated, see Note 9)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,191,876	$10,233,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,164,188	1,233,541
Loss on disposal of assets	—	478
Provision for doubtful accounts	101,667	86,600
Change in assets and liabilities provided by (used in) cash:
Trade and related-party accounts receivable	1,690,239	7,485,545
Inventories	661,521	6,827,267
Prepaid and other current assets	(364,592)	(14,602)
Trade and related-party accounts payable	(3,537,656)	(8,652,558)
Accrued liabilities	56,076	(818,254)
Net cash provided by operating activities	4,963,319	16,381,445

CASH FLOWS FROM INVESTING ACTIVITIES – Acquisition of property and equipment	(390,548)	(526,797)

CASH FLOWS FROM FINANCING ACTIVITIES – Partners’ distributions:
Meritor Brake Systems, Inc.	(3,000,000)	(10,000,000)
WABCO Automotive Control Systems, Inc.	(3,000,000)	(10,000,000)
Net cash used in financing activities	(6,000,000)	(20,000,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,427,229)	(4,145,352)

CASH AND CASH EQUIVALENTS – Beginning of year	2,288,727	6,434,079

CASH AND CASH EQUIVALENTS – End of year	$861,498	$2,288,727

See notes to unaudited financial statements.

MERITOR WABCO VEHICLE CONTROL SYSTEMS

NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007 (As Restated) (Unaudited)

1. FORMATION AND OWNERSHIP STRUCTURE

Description of the Business — Meritor WABCO Vehicle Control Systems (the “Company”) (formerly Rockwell WABCO Vehicle Control Systems) was formed on December 7, 1989, as a joint venture between WABCO Automotive Control Systems, Inc. (“WABCO”), a subsidiary of American Standard Inc., and Rockwell Brake Systems, Inc. (“Rockwell”), a subsidiary of Rockwell International (“Corporation”) (together, the “Partners”), and began operations on February 1, 1990. In 1997, Meritor Automotive, Inc. (“Meritor”) was spun out of Rockwell. As a part of this transaction, Rockwell’s partnership interest in the Company was transferred to Meritor Brake Systems, Inc. On July 31, 2007 WABCO spun from American Standard, Inc. As a part of this transaction, American Standard’s partnership interest in the Company was transferred to WABCO. The Company’s principal business is the sale of antilock braking and conventional air systems and other vehicle control systems for use on medium and heavy-duty trucks, buses, and trailers. Capital contributions and returns are made in equal proportions to maintain each Partner’s interest in the Company at 50%. All items of income or expense are allocated to the Partners in proportion to their respective cumulative capital contributions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories — Inventories are stated at the lower of cost or market, using standard costing, which approximates actual cost on a first-in, first-out basis. Inventory at September 30, 2008 and 2007, consists principally of components held for resale and includes approximately $7,583,000 and $8,260,000, respectively, of inventory inbound to the Company for which risk of loss has transferred.

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

Income Taxes — No provision for income taxes has been made as it is the Partners’ responsibility for federal, state, and local income taxes. As a joint venture, taxable income or loss is allocated to the partners based on their respective ownership percentages, in accordance with the Partnership Agreement. The Company currently has state tax obligations in the State of Michigan under the Single Business Tax regime (repealed as of January 1, 2008) that are not considered an income tax under the provisions of SFAS No. 109 Accounting for Income Taxes (“FAS 109”). On July 12, 2007, the Michigan legislature enacted the Michigan Business Tax and Michigan Gross Receipts Tax, effective January 1, 2008, both of which are considered an income tax under the provisions of FAS 109.

Warranty — Substantially all warranty claims are the responsibility of the product supplier. The Company processes claims on behalf of the product supplier. However, under a contractual arrangement the reimbursement to the Company of such warranty claims is based on a flat rate (.85%) of current year purchases from the product supplier. As a result of this agreement, the Company incurs warranty expense when the flat-rate recovery does not cover the amount of warranty claims processed. Warranty accruals are recorded based on historical claims paid and as a percentage of sales in the year the sale is made. As a result, $1,600,000 of warranty claims have been accrued as of September 30, 2008 and 2007.

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

New Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. In February 2008 the FASB approved FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” that permits companies to partially defer the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. FAS 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for non-financial assets and non-financial liabilities that are remeasured at least annually. SFAS No. 157 is effective for financial assets and financial liabilities and for non-financial assets and non-financial liabilities that are remeasured at least annually for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 will be applied prospectively and will not have a material impact on the Company’s financial condition, results of operations or cash flows.

3. RELATED-PARTY TRANSACTIONS

The Company has no employees, but purchases employee and other services from the Partners. Total expenses for services from related parties during the years ended September 30, 2008 and 2007, recorded in cost of goods sold and other operating expenses were as follows:

	2008	2007
Meritor Brake Systems, Inc.	$20,676,280	$20,111,037
American Standard	—	1,546,035
WABCO	2,227,397	309,207

Total	$22,903,677	$21,966,279

Additionally, during the years ended September 30, 2008 and 2007, the Company purchased approximately $119,493,026 and $137,632,666, respectively, in productive inventory from related parties and recorded sales of approximately $45,287,054 and $31,771,840 to related parties, respectively.

The Company purchases a significant portion of productive inventory from related parties in Europe. All purchases are denominated in U.S. dollars. The Company has an agreement with certain of these related parties whereby if the difference between the currency exchange rate at the time of purchase and an agreed-upon currency exchange rate exceeds 3%, the purchase price is adjusted so that the currency exchange effect exceeding 3% is shared equally by both parties. The Company and the related parties settle all transactions on a monthly basis. The Company records the purchase price adjustments in Cost of Goods Sold, The Company incurred increased Cost of Goods Sold of approximately $3,655,000 and $1,221,700 in 2008 and 2007, respectively, as a result of these agreements.

4. SALES AND ACCOUNTS RECEIVABLE TO MAJOR CUSTOMERS

The Company had significant sales to three unrelated major customers in 2008 and 2007. Sales made to these customers as a percentage of total sales made by the Company during 2008 and 2007 are disclosed in the table below. In addition, accounts receivable from these customers as of September 30, 2008 and 2007, is disclosed in the table (dollars in millions).

	2008			2007
Customer	Percentage of Total Sales	Sales	Accounts Receivable	Percentage of Total Sales	Sales	Accounts Receivable
1	21%	$37	$2	24%	$50	$2
2	9	15	3	12	25	3
3	7	13	2	7	15	2

A majority of the Company’s sales are to manufacturers of heavy-duty trucks and trailers. Subsequent to September 30, 2008, general economic conditions in the United States, where the Company sells its products, have worsened significantly. Many of the Company’s automotive industry customers are unionized, and work stoppages or slowdowns experienced by them could have an adverse effect on the Company’s results of operations. Substantially, all of the receivables are from companies operating in the domestic transportation equipment industry.

5. WARRANTYAND POLICY

The changes in the carrying amount of the Company’s total warranty and policy liability for the years ended September 30, 2008 and 2007 were as follows:

	2008	2007
Beginning Balance	$1,600,000	$—
Provisions	3,600,000	5,800,000
Payments	(8,800,000)	(7,600,000)
Recoveries	5,200,000	3,400,000
Ending Balance	$1,600,000	$1,600,000

Recoveries include reimbursements from the product suppliers under a flat-rate recovery agreement, campaigns and other arrangements.

6. CONTINGENCIES

The Company is involved in various legal proceedings, which arose in the ordinary course of its business. The Company believes it has valid defenses against such proceedings and has instructed its legal counsel to contest these matters vigorously. No estimates of potential liability to the Company can be determined at this time. No amounts have been recorded as a liability for these proceedings as of September 30, 2008.

7. PARTNERS' CAPITAL

The summary of partners’ capital accounts for the years ended September 30, 2008 and 2007, is as follows:

	Meritor	WABCO	Total
Balance – September 30, 2006	$16,331,724	$16,331,724	$32,663,448
Net income for the year	5,116,714	5,116,714	10,233,428
Distributions	(10,000,000)	(10,000,000)	(20,000,000)
Balance – September 30, 2007	11,448,438	11,448,438	22,896,876
Net income for the year	2,595,938	2,595,938	5,191,876
Distributions	(3,000,000)	(3,000,000)	(6,000,000)
Balance – September 30, 2008	$11,044,376	$11,044,376	$22,088,752

8. COMMITMENTS

The Company leases its principal operating facility, a warehouse located in Hebron, Kentucky. The lease commenced on October 1, 1999 with options to renew at the end of the lease terms. The initial lease term was for a period of five years. In 2004, the Company extended its lease for an additional five years. In 2008, an agreement was reached with the lessor and an addendum to the lease agreement was executed. The future minimum lease payments listed below do not reflect the addendum to the lease agreement effective November 1, 2008 and therefore, the amounts reflected show payments of $800,000 greater than those in effect under the addendum to the lease agreement. Effective November 1, 2008 the Company has reduced its “Leased Premises” by 16,910 s.f. Terms of this renegotiated lease are 60 months beginning November 1, 2009 and ending October 31, 2014. The lease agreement requires current monthly rentals plus the tenant’s share of property taxes and operating expenses. In addition, the Company leases office space in Troy, Michigan, from one of the joint venture partners on a month-to-month basis. Lease payments are made monthly. Total rental expense was approximately $1,200,133 and $1,223,264 for the years ended September 30, 2008 and 2007, respectively.

Future minimum lease payments for the years ending September 30th, are as follows:

Years Ending
September 30

2009	$436,915
2010	450,970
2011	464,500
2012	478,435
2013	492,790
2014	507,570

Total	$2,831,180

9. RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the 2007 financial statements in the ArvinMeritor 2007 Form10-K/A, the Company’s management determined that an accrual for warranty was necessary in accordance with accounting principles generally accepted in the United States of America. The Company must accrue amounts of expected claims processed and to be paid that will not be otherwise covered by product suppliers. As a result, the financial statements have been restated from the amounts previously reported to properly accrue warranty claims. The effects of the restatement on the Company’s originally reported financial statements as of and for the year ended September 30, 2007 are summarized below.

	Previously Reported	Adjustment	Restated
As of September 30, 2007
Accrued Liabilities – Warranty	$—	$1,600,000	$1,600,000
Total current liabilities	27,995,342	1,600,000	29,595,342

Partners’ Capital: Meritor Brake Systems, Inc	12,248,438	(800,000)	11,448,438
Partners’ Capital: WABCO Automotive Control Systems, Inc.	12,248,438	(800,000)	11,448,438
Total partners’ capital	24,496,876	(1,600,000)	22,896,876

For the year ended September 30, 2007
Cost of goods sold	174,942,922	1,600,000	176,542,922

Gross Profit	29,733,751	(1,600,000)	28,133,751

Income from operations	10,492,443	(1,600,000)	8,892,443
Net income	11,833,428	(1,600,000)	10,233,428

Change in assets and liabilities provided by (used in) cash – Accrued liabilities	(2,418,254)	(1,600,000)	(818,254)

******

Meritor WABCO Vehicle Control Systems

Financial Statements as of and for the
Year Ended September 30, 2006 and
Independent Auditors’ Report

INDEPENDENT AUDITOR’S REPORT

To the Members of the Partnership Committee of
Meritor WABCO Vehicle Control Systems
Troy, Michigan:

We have audited the accompanying balance sheet of Meritor WABCO Vehicle Control Systems (the “Company”) as of September 30, 2006 and the related statements of net income and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
December 15, 2006

MERITOR WABCO VEHICLE CONTROL SYSTEMS

BALANCE SHEET
AS OF SEPTEMBER 30, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,434,079
Accounts receivable:
Trade, net of allowance for doubtful accounts of $58,710	29,580,966
Related parties:
Meritor Brake Systems, Inc.	449,867
WABCO Automotive Control Systems, Inc.	118,905
Inventories	31,990,588
Prepaid and other current assets	143,774
Total current assets	68,718,179
PROPERTY AND EQUIPMENT:
Machinery and equipment	4,387,237
Autos and trailers	659,742
Furniture and fixtures	3,602,018
Facility improvements	1,144,098
Construction in progress	117,675
Total property and equipment	9,910,770
Less accumulated depreciation	(7,132,680)
Property and equipment - net	2,778,090
OTHER ASSETS	233,333
TOTAL	$71,729,602

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable:
Trade	$2,501,632
Related parties:
Meritor Brake Systems, Inc.	972,365
WABCO Automotive Control Systems, Inc.	30,933,982
American Standard Inc.	118,587
Accrued liabilities:
Compensation	1,226,142
Customer incentives	655,390
Other	2,658,056
Total current liabilities	39,066,154
COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)
PARTNER’S CAPITAL:
Meritor Brake Systems, Inc.	16,331,724
WABCO Automotive Control Systems, Inc.	16,331,724
Total partners’ capital	32,663,448
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$71,729,602

See notes to financial statements.

MERITOR WABCO VEHICLE CONTROL SYSTEMS

STATEMENT OF NET INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 2006

NET SALES	$249,426,052

COST OF GOODS SOLD	206,095,002

GROSS PROFIT	43,331,050

OPERATING EXPENSES:
Services purchased from related parties:
Salary and benefits	8,779,039
Selling and promotion	1,951,093
Research and development	197,575
Rent	404,403
Other	1,012,775
Total services purchased from related parties	12,344,885

Selling and promotion	903,197
Supplies	489,004
Travel	720,935
Other purchased services	2,071,159
Depreciation and amortization	402,442
Other operating expenses	2,395,764
Total operating expenses	19,327,386

INCOME FROM OPERATIONS	24,003,664

OTHER INCOME	1,234,820

NET INCOME	$25,238,484

See notes to financial statements.

MERITOR WABCO VEHICLE CONTROL SYSTEMS

STATEMENT OF CASH FLOW
FOR THE YEAR ENDED SEPTEMBER 30, 2006

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$25,238,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,483,753
Loss on disposal of assets	11,657
Provision for doubtful accounts	623,791
Change in assets and liabilities provided by (used in) cash:
Trade and related-party accounts receivable	(95,931)
Inventories	1,296,187
Other assets	501,694
Trade and related-party accounts payable	1,646,738
Accrued liabilities	2,301,305
Net cash provided by operating activities	33,007,678

CASH FLOW FROM INVESTING ACTIVITIES – Acquisition of property and equipment	(481,164)

CASH FLOW FROM FINANCING ACTIVITIES – Partners’ distributions:
Meritor Brake Systems, Inc.	(13,500,000)
WABCO Automotive Control Systems, Inc.	(13,500,000)
Cash used in financing activities	(27,000,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,526,514

CASH AND CASH EQUIVALENTS – Beginning of year	907,565

CASH AND CASH EQUIVALENTS – End of year	$6,434,079

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTION – Purchase of property, plant, and equipment financed through accounts payable-trade	$141,488

See notes to financial statements.

MERITOR WABCO VEHICLE CONTROL SYSTEMS

NOTES TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 2006

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories—Inventories are stated at the lower of cost or market, using standard costing, which approximates actual cost on a first-in, first-out basis. Inventory at September 30, 2006, consists principally of components held for resale and includes approximately $15,131,000 of inventory in transit.

Property and Equipment—Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which are 3 to 25 years. Expenditures for maintenance and repairs are charged to operations. Expenditures for betterments or major renewals are capitalized and depreciated over their useful lives.

Foreign Currency—The Company purchases a significant portion of productive inventory from related parties in Europe. The Company has an agreement with certain of these related parties whereby if the difference between the currency exchange rate at the time of purchase and an agreed-upon currency exchange rate exceeds 3%, the Company and the related party share the foreign currency gain or loss equally. The Company offsets significant currency gains with certain related parties against the payable owed to those parties (see Note 3). The Company uses the U.S. dollar as its functional currency. The Company’s share of foreign currency gains or losses is reflected in income currently. The Company had foreign currency losses of approximately $738,076 for the year ended September 30, 2006.

Revenue Recognition—The Company recognizes revenue upon shipment of product to customers when title and risk of loss pass to the customer.

Income Taxes—No provision for income taxes has been made as the Partners’ have responsibility for federal, state, and local income taxes.

Warranty—Substantially all warranty claims are the responsibility of the product supplier. The Company processes claims on behalf of the product supplier. Certain warranty claims presented by customers that do not meet the warranty coverage terms provided by the product supplier may be paid by the Company. Payment of these claims is based on approval of the Company and is discretionary as the Company has not warranted such products. Amounts paid are recorded as expense in the period that the Company approves such claims.

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

3. RELATED-PARTY TRANSACTIONS

The Company has no employees, but purchases employee and other services from the Partners. Total expenses for services from related parties during the year ended September 30, 2006, recorded in cost of goods sold and other operating expenses, were as follows:

Meritor Brake Systems, Inc.	$20,487,640
American Standard Inc.	1,528,790

Total	$22,016,430

Additionally, during the year ended September 30, 2006, the Company purchased approximately $158,522,218 in productive inventory from related parties and recorded sales of approximately $29,592,000 to related parties.

4. SALES AND ACCOUNTS RECEIVABLE TO MAJOR CUSTOMERS

The Company had significant sales to five major customers in 2006. Sales made to these customers in total and as a percentage of total sales made by the Company during 2006 are disclosed in the table below. In addition, accounts receivable from these customers as of September 30, 2006 is disclosed in the table.

Customer	Percentage of Total Sales	Sales	Accounts Receivable
		(In millions)

1	24%	$60	$9
2	27	68	2
3	12	30	5
4	11	28	6
5	11	27	2

A majority of the Company’s sales are to manufacturers of heavy-duty trucks and trailers. Many of the Company’s automotive industry customers are unionized, and work stoppages or slowdowns experienced by them could have an adverse effect on the Company’s results of operations. Substantially, all of the receivables are from companies operating in the domestic transportation equipment industry.

During the year ended September 30, 2006, the Company wrote off accounts receivable of $799,315 and had collections on amounts previously reserved for of $112,817.

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

6. PARTNERS' CAPITAL

The summary of partners’ capital accounts for the year ended September 30, 2006, is as follows:

	Meritor	WABCO	Total
Balance – September 30, 2005	17,212,482	17,212,482	34,424,964
Net income for the year	12,619,242	12,619,242	25,238,484
Distributions	(13,500,000)	(13,500,000)	(27,000,000)
Balance – September 30, 2006	$16,331,724	$16,331,724	$32,663,448

7. COMMITMENTS

The Company leases its principal operating facility, a warehouse located in Hebron, Kentucky. The lease commenced on October 1, 1999. The initial lease term was for a period of five years. In 2004, the Company exercised an option to extend the lease term through October 31, 2009. Upon expiration, the Company will have the option to renew for an additional period of five years through October 31, 2014. The lease agreement requires current monthly rentals plus the tenant’s share of property taxes and operating expenses. In addition, the Company leases office space in Troy, Michigan, from one of the joint venture partners on a month-to-month basis. Lease payments are made monthly. Total rental expense was approximately $1,164,529 for the year ended September 30, 2006.

Minimum lease payments for the following years ending September 30, are as follows:

2007	$415,000
2008	415,000
2009	415,000
2010	23,900

Total	$1,268,900

******

(2) Financial Statement Schedule for the years ended September 30, 2008, 2007 and 2006. The following schedule was filed as part of the Annual Report filed with the SEC on November 21, 2008:

    Schedule II - Valuation and Qualifying Accounts

Schedules not filed with this Annual Report on Form 10-K/A are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or related notes.

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

*10-b-5

Description of Performance Goals Established in connection with 2007-2009 Cash Performance Plan under the 1997 Long-Term Incentives Plan, filed as Exhibit 10-b-7 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended October 1, 2006 (File No. 1-15983), is incorporated by reference.

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

**10-c

2007 Long-Term Incentive Plan, as amended, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2007 (File No. 1-15983), is incorporated by reference.

**10-c-1	Form of Restricted Stock Agreement under the 2007 Long-Term Incentive Plan, filed as Exhibit 10-c-1 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

*10-d	Description of Compensation of Non-Employee Directors is incorporated by reference to Exhibit 10-d of the Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

*10-e	2004 Directors Stock Plan, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004 (File No. 1-15983), is incorporated by reference.

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

*10-r

Employment agreement, dated March 22, 2006, between ArvinMeritor and Jeffrey A. Craig is incorporated by reference to Exhibit 10-r of the Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

*10-s

Form of employment letter between ArvinMeritor and its executives, filed as Exhibit 10-a to ArvinMeritor’s Current Report on Form 8-K, dated October 27, 2004 and filed on December 21, 2004 (File No. 1-15983), is incorporated by reference.

10-t

Receivables Purchase Agreement dated November 19, 2007 between ArvinMeritor CVS Axles France and Viking Asset Purchaser and CitiCorp Trustee Company Limited is incorporated by reference to Exhibit 10-t of the Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

10-u

Receivables Purchase Agreement dated March 13, 2006 between Meritor HVS AB and Nordic Finance Limited and CitiCorp Trustee Company Limited is incorporated by reference to Exhibit 10-u of the Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

10-v

Amendment, dated July 25, 2007, to Receivables Purchase Agreement dated March 13, 2006 between Meritor HVS AB and Nordic Finance Limited and CitiCorp Trustee Company Limited is incorporated by reference to Exhibit 10-v of the Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

12	Computation of ratio of earnings to fixed charges is incorporated by reference to Exhibit 12 of the Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

21	List of subsidiaries of ArvinMeritor is incorporated by reference to Exhibit 21 of the Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

23-a

Consent of Vernon G. Baker, II, Esq., Senior Vice President and General Counsel of ArvinMeritor is incorporated by reference to Exhibit 23-a of the Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

23-b

Consent of Deloitte & Touche LLP, independent registered public accounting firm is incorporated by reference to Exhibit 23-b of the Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

23-c	Consent of Bates White LLC is incorporated by reference to Exhibit 23-c of the Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

23-d	Consent of Deloitte & Touche LLP

24

Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of ArvinMeritor is incorporated by reference to Exhibit 24 of the Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

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

Date: December 19, 2008