Form 10-K/A
period 2008-09-30
ARVINMERITOR INC
filed 2008-12-23
CIK 1113256

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

Explanatory Note TO AMENDMENT TO FORM 10-K/A

     This Amendment No. 2 on Form 10-K/A (the “Amendment”) is being filed to include the dates and conformed signatures of exhibits 31a, 31b, 32a and 32b (the “Exhibits”) to the Amendment No. 1 on Form 10-K/A filed December 22, 2008 (the “Original 10-K/A"). The conformed signatures and dates of the Exhibits were inadvertently omitted from the Original 10-K/A due to typographical error. Except for the inclusion of the omitted dates and signatures on the Exhibits, the Amendment does not revise the Original 10-K/A in any respect and is identical to that set forth and filed on December 22, 2008.

SIGNATURE For Amendment No. 2

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINMERITOR, INC.

By:	/s/	Barbara Novak
Barbara Novak
Secretary

Date: December 22, 2008

Text of Amendment No. 1 on Form 10-K/A filed December 22, 2008:

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