Form 10-Q
period 2008-12-31
ARVINMERITOR INC
filed 2009-02-06
CIK 1113256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 28, 2008

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

  73,973,797 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on December 28, 2008.

INDEX

PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements:	Page
			No.
		Consolidated Statement of Operations - - Three Months
		Ended December 31, 2008 and 2007	3

		Consolidated Balance Sheet - -
		December 31, 2008 and September 30, 2008	4

		Condensed Consolidated Statement of Cash Flows - -
		Three Months Ended December 31, 2008 and 2007	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	31

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	42

	Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION:

	Item 1.	Legal Proceedings	43

	Item 1A.	Risk Factors	43

	Item 5.	Other Information	45

	Item 6.	Exhibits	46

Signatures			47

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended December 31,
	2008	2007
	(Unaudited)
Sales	$1,370	$1,663
Cost of sales	(1,297)	(1,533)
GROSS MARGIN	73	130
Selling, general and administrative	(106)	(92)
Restructuring costs	(26)	(10)
Asset impairment charges	(279)	—
OPERATING INCOME (LOSS)	(338)	28
Equity in earnings of affiliates	4	11
Interest expense, net	(22)	(27)
INCOME (LOSS) BEFORE INCOME TAXES	(356)	12
Provision for income taxes	(645)	(10)
Minority interests	10	(3)
LOSS FROM CONTINUING OPERATIONS	(991)	(1)
LOSS FROM DISCONTINUED OPERATIONS (net of tax benefits of $1 and $3, respectively)	—	(11)
NET LOSS	$(991)	$(12)

BASIC AND DILUTED LOSS PER SHARE
Continuing operations	$(13.71)	$(0.01)
Discontinued operations	—	(0.16)
Basic and diluted loss per share	$(13.71)	$(0.17)

Basic and diluted average common shares outstanding	72.3	71.9

Cash dividends paid per common share	$0.10	$0.10

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$158	$497
Receivables, trade and other, net	914	1,096
Receivables, EMCON Technologies Holdings Limited	20	18
Inventories	610	623
Other current assets	122	218
TOTAL CURRENT ASSETS	1,824	2,452
NET PROPERTY	529	775
GOODWILL	427	522
OTHER ASSETS	406	925
TOTAL ASSETS	$3,186	$4,674

LIABILITIES AND SHAREOWNERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$207	$240
Accounts payable	933	1,287
Liabilities, EMCON Technologies Holdings Limited	43	50
Other current liabilities	539	560
TOTAL CURRENT LIABILITIES	1,722	2,137
LONG-TERM DEBT	1,172	1,063
RETIREMENT BENEFITS	656	690
OTHER LIABILITIES	307	247
MINORITY INTERESTS	56	75
SHAREOWNERS’ EQUITY (DEFICIT):
Common stock (December 31, 2008 and September 30, 2008, 74.0 and 73.8 shares issued and outstanding, respectively)	72	72
Additional paid-in capital	625	625
Accumulated deficit	(1,026)	(7)
Treasury stock (December 31 and September 30, 2008, 0.1 shares)	—	(3)
Accumulated other comprehensive loss	(398)	(225)
TOTAL SHAREOWNERS’ EQUITY (DEFICIT)	(727)	462
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY (DEFICIT)	$3,186	$4,674

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Three Months Ended December 31,
	2008	2007
	(Unaudited)
OPERATING ACTIVITIES
Net Loss	$(991)	$(12)
Less: loss from discontinued operations, net of tax	—	(11)
Loss from continuing operations	(991)	(1)
Adjustments to loss from continuing operations to arrive
at cash used for operating activities:
Depreciation and amortization	32	32
Asset impairment charges	279	—
Deferred income tax expense	638	36
Restructuring costs, net of payments	14	—
Pension and retiree medical expense	21	26
Loss on debt extinguishment	—	3
Other adjustments to loss from continuing operations	(1)	(7)
Pension and retiree medical contributions	(48)	(22)
Changes in receivable securitization and factoring	(4)	115
Changes in assets and liabilities, excluding effects of acquisitions,
Divestitures, foreign currency adjustments and discontinued operations	(277)	(449)
Operating cash flows used for continuing operations	(337)	(267)
Operating cash flows used for discontinued operations	(1)	(4)
CASH USED FOR OPERATING ACTIVITIES	(338)	(271)

INVESTING ACTIVITIES
Capital expenditures	(48)	(34)
Acquisitions of businesses and investments, net of cash acquired	—	(43)
Proceeds from disposition of property and businesses	2	8
Net investing cash flows provided by discontinued operations	—	23
CASH USED FOR INVESTING ACTIVITIES	(46)	(46)

FINANCING ACTIVITIES
Borrowings on revolving credit facility, net	103	4
Borrowings (payments) on accounts receivable securitization program	(18)	70
Borrowings (payments) on lines of credit and other, net	(6)	7
Net change in debt	79	81
Debt issuance and extinguishment costs	—	(6)
Cash dividends	(8)	(7)
CASH PROVIDED BY FINANCING ACTIVITIES	71	68
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	(26)	4
CHANGE IN CASH AND CASH EQUIVALENTS	(339)	(245)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	497	409
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$158	$164

See notes to consolidated financial statements.

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

In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included the Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The results of operations for the three months ended December 31, 2008, are not necessarily indicative of the results for the full year.

The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30 and its fiscal year ends on the Sunday nearest September 30. The first quarter of fiscal years 2009 and 2008 ended on December 28, 2008 and December 30, 2007, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and December 31 are used consistently throughout this report to represent the fiscal year end and first quarter end, respectively.

2. Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards and convertible securities, if applicable. Basic and diluted average common shares outstanding are 72.3 million and 71.9 million at December 31, 2008 and 2007, respectively.

The potential effects of restricted stock and stock options were excluded from the diluted earnings per share calculation for the three months ended December 31, 2008 and 2007 because their inclusion in a net loss period would reduce the net loss per share. Therefore, at December 31, 2008 and 2007, options to purchase 2.0 million of common stock were excluded from the computation of diluted earnings per share. In addition, 1.4 million and 0.7 million shares of restricted stock were excluded from the computation of diluted earnings per share at December 31, 2008 and 2007, respectively. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the company’s average stock price during the quarter is less than the conversion price.

3. New Accounting Standards

New accounting standards to be implemented:

On October 1, 2008, the company partially adopted as required, Statement of Financial Accounting Standards (SFAS) No. 157 – “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. In February 2008, the FASB approved FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” that permits companies to partially defer the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. FAS 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for non-financial assets and non-financial liabilities that are remeasured at least annually. The company has elected to defer the adoption of SFAS No. 157 with respect to certain non-financial assets and liabilities as permitted by FSP No. 157-2.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. If a parent retains a noncontrolling equity investment in the former subsidiary, that investment is measured at its fair value. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and will be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements will be applied retrospectively for all periods presented. We are currently assessing the potential impact of the standard on our financial condition and results of operations.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED STATEMENTS
(Unaudited)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (“SFAS 141(R)”), “Business Combinations”, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements of Statement No. 141 that the acquisition method of accounting (which Statement No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The new standard extends the acquisition method of accounting to all transactions and other events in which one entity obtains control over one or more other businesses. It retains the guidance in Statement No. 141 for identifying and recognizing intangible assets separately from goodwill; however, it differs from Statement No. 141 in accounting for the negative goodwill and requires it to be recognized as a gain from a bargain purchase. The statement requires the acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material impact on the company’s consolidated financial condition and results of operations.

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

Accounting standards implemented in fiscal year 2009:

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” The recognition requirements of SFAS No. 158 related to the funded status of defined benefit pension plans and other postretirement benefit plans were adopted by the company as of September 30, 2007. SFAS No. 158 also requires that companies measure the funded status of their defined benefit pension plans and other postretirement benefit plans as of the balance sheet date. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The company elected to adopt the measurement date provisions of SFAS No. 158 at October 1, 2008. Prior to adopting these provisions, the company used a measurement date of June 30 for its defined benefit and other postretirement benefit plans. Using the “one-measurement” approach, the impact of adopting the measurement date provisions of SFAS No. 158 as of October 1, 2008 was an increase to accumulated deficit of $20 million ($20 million after-tax), representing the net periodic benefit cost for the period between the measurement date utilized in fiscal year 2008 and the beginning of fiscal year 2009, which previously would have been expensed in the first quarter of fiscal year 2009 on a delayed basis.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED STATEMENTS
(Unaudited)

As previously mentioned, on October 1, 2008, the company partially adopted as required, SFAS No. 157 – “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. The company adopted the measurement and disclosure requirements of SFAS No. 157 relating to its financial assets and financial liabilities which are measured on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the company’s fair value measurements.

SFAS No. 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into the following levels:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Unobservable inputs based on our own assumptions.

The fair value of the company’s financial assets and liabilities that are recognized at fair value on a recurring basis at December 31, 2008 are as follows (in millions):

	Level 1	Level 2	Level 3

Financial Assets and Liabilities:
Foreign exchange forward contracts:
Assets	N/A	$8	N/A
Liabilities	N/A	53	N/A

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements” and key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The issuance of FSP No. 157-3 did not have any impact on the company’s first quarter results of operations or financial position.

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

Gross amounts due from EMCON were $20 million and $18 million at December 31 and September 30, 2008, respectively. Gross amounts due to EMCON were $43 million and $50 million at December 31 and September 30, 2008, respectively. The amounts due from (to) EMCON at December 31, 2008 and September 30, 2008 primarily relate to amounts received (paid) by EMCON associated with certain assets and liabilities of ET that were retained by the company.

During the first quarter of fiscal year 2008, the company recognized approximately $9 million of pre-tax additional costs related to the sale of the ET business. These costs were primarily related to revised estimates for certain pre-sale liabilities retained by the company. Also in the first quarter of fiscal year 2008, the company received sale proceeds from escrow in connection with the delayed legal closings of certain ET businesses. The ET business and any charges associated with the sale of ET are reported in discontinued operations in the consolidated statement of operations, statement of cash flows and related notes for all periods presented.

5. Impairments of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the company reviews the carrying value of long-lived assets, excluding goodwill, to be held and used, for impairment whenever events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value. Management determined certain impairment reviews were required as of December 31, 2008 due to recent declines in overall economic conditions including tightening credit markets, stock market declines and significant reductions in current and forecasted production volumes for light and commerical vehicles. As a result, the company recognized pre-

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED STATEMENTS
(Unaudited)

tax, non-cash impairment charges of $209 million, primarily related to the Light Vehicles Systems (LVS) segment. The estimated fair value of long lived assets was calculated based on probability weighted cash flows taking into account current expectations for asset utilization and life expectancy. In addition, liquidation values were considered where appropriate, as well as indicated values from recent attempts to divest certain businesses.

     The following table describes the significant components of long-lived asset impairments recorded during the first quarter of fiscal year 2009.

	CVS	LVS	Total
Land and buildings	$5	$41	$56
Other (primarily machinery and equipment)	3	154	157
Total assets impaired (1)	$8	$195	$203

(1) The company also recognized $6 million of non-cash impairment charges associated with certain corporate long-lived assets.

Net property at December 31 and September 30, 2008 is summarized as follows (in millions):

	December 31, 2008	September 30, 2008
Property at cost:
Land and land improvements	$48	$66
Buildings	286	368
Machinery and equipment	1,018	1,567
Company-owned tooling	171	231
Construction in progress	111	139
Total	1,634	2,371
Less accumulated depreciation	(1,105)	(1,596)
Net Property	$529	$775

6. Goodwill

           In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment annually or more frequently if significant indications of impairment exist. The goodwill impairment review is a two-step process. Step one compares the estimated fair value of a reporting unit with its carrying amount. An impairment loss may be recognized if the review indicates that the carrying value of a reporting unit exceeds its fair value. The company estimates fair value by using discounted cash flows and market multiples on earnings and any other evidence of value. If the carrying amount of a reporting unit exceeds its estimated fair value, step two requires that the fair value of the reporting unit be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value, an impairment charge is recorded equal to the excess.

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

           The company performed a step one goodwill impairment analysis in the fourth quarter of fiscal year 2008 which, based on facts and assumptions as of that time, did not indicate an impairment. Since that time, we have experienced significant declines in overall economic conditions including tightening credit markets, stock market declines and significant reductions in current and forecasted production volumes for light and commercial vehicles. This, along with other factors, led to a significant decline in the company’s market capitalization subsequent to September 30, 2008. As a result, the company completed an impairment review of goodwill balances for its Commercial Vehicles System (CVS) and LVS reporting units during the first quarter of fiscal year 2009.

Step one of the company’s first quarter goodwill impairment review indicated that the carrying value of the LVS reporting unit significantly exceeded its estimated fair value. As a result, the company recorded a $70 million non-cash impairment charge in the first quarter of fiscal year 2009 to write-off the entire goodwill balance of its LVS reporting unit. This charge is included in asset

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED STATEMENTS
(Unaudited)

impairment charges in the consolidated statement of operations. The fair value of this reporting unit was estimated using earnings multiples, and other available information, including indicated values from recent attempts to divest certain businesses. The company’s step one impairment review of goodwill associated with its CVS reporting unit did not indicate an impairment existed as of December 31, 2008.

A summary of the changes in the carrying value of goodwill, by segment, is as follows (in millions):

	CVS	LVS	Total
Balance at September 30, 2008	$451	$71	$522
Impairment charge	—	(70)	(70)
Foreign currency translation	(24)	(1)	(25)
Balance at December 31, 2008	$427	$—	$427

7. Restructuring Costs

At December 31, 2008 and September 30, 2008, $42 million and $30 million, respectively, of restructuring reserves related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the three months ended December 31, 2008 are as follows (in millions):

Employee Termination Benefits
Balance at September 30, 2008	$30
Activity during the period:
Charges to continuing operations – First quarter 2009 actions	24
Charges to continuing operations – Performance Plus	2
Impact of foreign currency exchange rates	(2)
Cash payments	(12)
Balance at December 31, 2008	$42

First Quarter Fiscal Year 2009 Actions: During the first quarter of fiscal year 2009, the company approved certain restructuring actions in response to a significant decline in global market conditions. These actions primarily related to the reduction of approximately 1,500 salaried, hourly and temporary positions worldwide. The company recorded restructuring costs of $24 million associated with these actions in the first quarter of fiscal year 2009. The company’s CVS and LVS segments recorded approximately $8 million and $13 million, respectively, of costs associated with this restructuring program in the first three months of fiscal year 2009, with the remaining costs recorded at corporate locations.

Performance Plus: During fiscal year 2007, the company launched a profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s LVS business recorded $2 million of costs associated with this restructuring program in the first three months of fiscal year 2009. Cumulative restructuring costs recorded for this program are $94 million as of December 31, 2008 and primarily relate to employee termination costs of $81 million in connection with a reduction of approximately 1,340 salaried and hourly employees. Remaining costs of this restructuring program will be incurred over the next several years.

8. Income Taxes

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

In the first quarter of fiscal year 2009, the company recorded a charge of $665 million to establish valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100% owned subsidiaries in, France, Germany, Italy and Sweden. In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), the company evaluates the deferred income taxes quarterly to determine if valuation allowances are required. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.

As previously disclosed in the fiscal year 2008 Form 10-K, the company had determined in prior periods that a valuation allowance was not necessary for the deferred tax assets in the U.S based on several factors including: (a) numerous restructuring initiatives the company undertook in fiscal years 2007 and 2008, generating significant savings in future periods; (b) the expected recovery of the commercial vehicle market; (c) the implementation of a major cost reduction and value creation program to generate additional improvements in earnings in future periods and (d) the repatriation of foreign earnings, which would generate significant taxable income in fiscal year 2009 and reduce future net interest expense in certain tax juridictions.

The company believes that these valuation allowances are now required due to events and developments that occurred during the first quarter of fiscal year 2009. In conducting the first quarter 2009 analysis, the company utilized a consistent approach which considers its three-year historical cumulative income (loss) including an assessment of the degree to which any losses were driven by items that are unusual in nature and incurred in order to improve future profitability. In addition, the company reviewed changes in near-term market conditions and any other factors arising during the period which may impact future operating results. Both positive and negative evidence were considered in the analysis. Significant negative evidence exists due to the ongoing deterioration of the global markets. The analysis for the first quarter of fiscal year 2009 showed a three-year historical cumulative loss in the U.S., France, Germany, Italy and Sweden. The losses continue to exist even after adjusting the results to remove unusual items and charges, which is considered a significant factor in the analysis as it is objectively verifiable and therefore, significant negative evidence. In addition, the recent global market deterioration reduced the expected impact of tax planning strategies that were included in our analysis. Accordingly, based on a three year historical cumulative loss, combined with significant and inherent uncertainty as to the timing of when the company would be able to generate the necessary level of earnings to recover its deferred tax assets in the U.S., France, Germany, Italy and Sweden, the company concluded that valuation allowances were required.

 The company recorded approximately $640 million of net unfavorable tax items discrete to this period primarily related to the valuation allowances recorded in certain jurisdictions and the tax effect of fixed asset impairments recorded during the quarter. These discrete items increased the company’s effective tax rate for the three months ended December 31, 2008.

As of September 30, 2008, the company had approximately $131 million of gross unrecognized tax benefits of which $87 million represents the amount that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2008, the amount of gross unrecognized tax benefits and the amount that would favorably affect the effective income tax rate in future periods are $126 million and $32 million, respectively. The change in amount of tax benefits to be recognized at December 31 and September 30, 2008 is primarily due to the valuation allowances recorded during the period.

9.      Acquisitions

In December 2007, the company’s CVS business acquired Mascot Truck Parts Ltd (Mascot) for a cash purchase price of $19 million. Mascot remanufactures transmissions, drive axles, steering gears and drivelines. This acquisition did not have a material impact on the company’s consolidated financial position or results of operations for three month periods ended December 31, 2008 and 2007.

10. Accounts Receivable Securitization and Factoring

Off-balance sheet arrangements

The company participates in an arrangement to sell trade receivables through certain of its European subsidiaries. Under the arrangement, the company sells, at any point in time, up to €125 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the company’s consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. Costs associated with this securitization arrangement were $2 million in the three months ended December 31, 2008 and 2007, and are included in operating income in the consolidated statement of operations. The gross amount of proceeds received from the sale of receivables under this arrangement was $127 million and $152 million for the three months ended December 31, 2008 and 2007, respectively. The company’s retained interest in receivables sold was $17 million and $16 million at December 31 and September 30, 2008, respectively. The company had utilized, net of retained interests, €120 million ($168 million) and €114 million ($167 million) of this accounts receivable securitization facility as of December 31 and September 30, 2008, respectively.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED STATEMENTS
(Unaudited)

In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored receivables excluded from accounts receivable was $238 million and $243 million at December 31 and September 30, 2008, respectively. Costs associated with these factoring arrangements were $2 million in the three months ended December 31, 2008 and 2007, and are included in operating income in the consolidated statement of operations.

On-balance sheet arrangements

The company also participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. This program is provided on a committed basis by SunTrust Bank (with Three Pillars Funding LLC acting as the conduit lender) and expires in September 2009. Under this $175 million program, which was originally established in September 2005, amended in fiscal years 2006 and 2007, and renewed in fiscal year 2008, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet (see Note 16). At December 31, 2008 and September 30, 2008, the company had utilized $93 million and $111 million, respectively, of this accounts receivable securitization facility. Borrowings under this arrangement are collateralized by approximately $185 million of receivables held at ARC at December 31, 2008.

11. Inventories

Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	December 31,	September 30,
	2008	2008
Finished goods	$258	$237
Work in process	80	102
Raw materials, parts and supplies	272	284
Total	$610	$623

12. Other Current Assets

Other current assets are summarized as follows (in millions):

	December 31,	September 30,
	2008	2008
Current deferred income tax assets, net (see Note 8)	$11	$110
Customer reimbursable tooling and engineering	28	27
Asbestos-related recoveries (see Note 19)	8	8
Investment in debt defeasance trust	6	6
Assets held for sale	2	2
Prepaid and other	67	65
Other current assets	$122	$218

Costs incurred for tooling and engineering, principally for light vehicle products, for which customer reimbursement is contractually guaranteed are classified as customer reimbursable tooling and engineering. These costs are billed to the customer based on the terms of the contract. Provisions for losses are provided at the time management expects costs to exceed anticipated customer reimbursements.

The company holds certain assets for sale. These assets primarily relate to land and buildings that have been previously closed through restructuring and other rationalization actions. The company expects to complete the sale of these properties during fiscal year 2009.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED STATEMENTS
(Unaudited)

13. Other Assets

Other assets are summarized as follows (in millions):

	December 31,	September 30,
	2008	2008
Non-current deferred income tax assets, net (see Note 8)	$65	$530
Investments in non-consolidated joint ventures	121	134
Assets for uncertain tax positions (see Note 8)	22	34
Long-term receivables (see Note 15)	38	45
Prepaid pension costs	18	25
Unamortized debt issuance costs	27	29
Capitalized software costs, net	24	25
Asbestos-related recoveries (see Note 19)	44	44
Note receivable due from EMCON, net of discount	14	13
Other	33	46
Other assets	$406	$925

The note receivable due from EMCON bears interest at a rate of 4 percent per annum and is payable in June 2012 or earlier upon a change in control. EMCON may prepay the note at any time. The company recorded the note, net of a $7 million and $8 million discount at December 31 and September 30, 2008, respectively, to reflect the difference between the stated rate per the agreement of 4 percent and the effective interest rate of approximately 9 percent. This discount will be amortized over the term of the note as interest income.

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

Patents, licenses and other intangible assets were $7 million and $6 million at December 31 and September 30, 2008, respectively, and are amortized over their contractual or estimated useful lives, as appropriate. The company anticipates amortization expense for patents, licenses and other intangible assets of approximately $6 million to be recorded over the remaining five years of the assets’ useful lives.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED STATEMENTS
(Unaudited)

14. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2008	2008

Compensation and benefits	$215	$239
Income taxes (see Note 8)	30	35
Taxes other than income taxes	41	54
Product warranties	54	58
Restructuring (see Note 7)	42	30
Reserve for commercial dispute (see Note 19)	—	25
Asbestos-related liabilities (see Note 19)	15	15
Interest	25	7
Environmental (see Note 19)	8	8
Current deferred income tax liabilities (see Note 8)	3	4
Foreign currency hedge contracts (see Note 17)	46	16
Other	60	69
Other current liabilities	$539	$560

The company’s CVS segment records product warranty costs at the time of shipment of products to customers. Warranty reserves are primarily based on factors that include past claims experience, sales history, product manufacturing and engineering changes and industry developments. Liabilities for product recall campaigns are recorded at the time the company’s obligation is probable and can be reasonably estimated. Product warranties, including recall campaigns, not expected to be paid within one year are recorded as a non-current liability.

The company’s LVS segment records product warranty liabilities based on individual customer or warranty-sharing agreements. Product warranties are recorded for known warranty issues when amounts can be reasonably estimated.

A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended
	December 31,
	2008	2007
Total product warranties – beginning of period	$102	$103
Accruals for product warranties	9	11
Payments	(9)	(16)
Change in estimates and other	(5)	(1)
Total product warranties – end of period	97	97
Less: Non-current product warranties (see Note 15)	(43)	(45)
Product warranties – current	$54	$52

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED STATEMENTS
(Unaudited)

15. Other Liabilities

Other liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2008	2008

Asbestos-related liabilities (see Note 19)	$53	$54
Non-current deferred income tax liabilities (see Note 8)	64	4
Liabilities for uncertain tax positions (see Note 8)	56	52
Product warranties (see Note 14)	43	44
Environmental (see Note 19)	10	10
Long-term payable (see Note13)	38	45
Other	43	38
Other liabilities	$307	$247

16. Long-Term Debt

Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	December 31,	September 30,
	2008	2008
7-1/8 percent notes due March 2009	$6	$6
6.8 percent notes due February 2009	77	77
8-3/4 percent notes due 2012	276	276
8-1/8 percent notes due 2015	251	251
4.625 percent convertible notes due 2026(1)	300	300
4.0 percent convertible notes due 2027(1)	200	200
Revolving credit facility	103	—
Accounts receivable securitization (see Note 10)	93	111
Lines of credit and other	45	52
Unamortized gain on swap unwind	28	30
Subtotal	1,379	1,303
Less: current maturities	(207)	(240)
Long-term debt	$1,172	$1,063

(1)      The 4.625 percent and 4.0 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively (see Convertible Securities below).

Senior Secured Credit Facilities

The company has a $700 million revolving credit facility, which matures in June 2011. Due to the bankruptcy of Lehman Brothers in 2008, $36 million of these commitments are unavailable. The remaining amount of availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. These financial covenants are based on (i) the ratio of the company’s senior secured indebtedness to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total senior secured-debt-to-EBITDA ratio, as defined in the agreement, no greater than 2.50 to 1 on the last day of any fiscal quarter through and including the fiscal quarter ending March 31, 2009 and (ii) 2.00 to 1 on the last day of any fiscal quarter thereafter. At December 31, 2008, the company was in compliance with all covenants.

The revolving credit facility includes a $150 million limit on the issuance of letters of credit. At December 31, 2008, and September 30, 2008, approximately $38 million letters of credit were issued. The company had an additional $10 million and $13 million outstanding at December 31, 2008 and September 30, 2008, respectively, on letters of credit available through other facilities.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED STATEMENTS
(Unaudited)

Borrowings under the revolving credit facility are collateralized by approximately $688 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facility. At December 31, 2008, the margin over the LIBOR rate was 225 basis points, and the commitment fee was 50 basis points.

The company amended this revolving credit facility in December 2007 and recognized a $3 million loss on debt extinguishment associated with the write-off of debt issuance costs. This loss on debt extinguishment is recorded in interest expense, net in the consolidated statement of operations.

Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the amended revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 22).

Investment in Debt Defeasance Trust

The company has $6 million of U.S. government securities in an irrevocable trust, for the sole purpose of funding payments of principal and interest through the stated maturity on the $6 million of outstanding 7-1/8 percent notes due March 2009, in order to defease certain covenants under the associated indenture. As these securities were restricted and could only be withdrawn and used for payments of the principal and interest on the aforementioned notes, the assets of the trust are recorded in Other Current Assets (see Note 12) in the consolidated balance sheet.

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED STATEMENTS
(Unaudited)

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

Accounts Receivable Securitization

The company participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs (see Note 10). This program is provided on a committed basis by SunTrust Bank (with Three Pillars Funding LLC acting as the conduit lender) and expires in September 2009. The weighted average interest rate on borrowings under this arrangement was approximately 4.90% percent at December 31, 2008. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by $185 million of eligible receivables purchased and held by ARC at December 31, 2008. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At December 31, 2008, the company was in compliance with all covenants. This program, as most recently renewed, includes the same financial covenants as our revolving credit facility agreement.

Related Parties

A 57-percent owned consolidated joint venture of the company has a $6 million, 6.5-percent loan with its minority partner. This loan matures in fiscal year 2009 and is included in short-term debt in the consolidated balance sheet.

Interest Rate Swap Agreements

In January 2008, the company terminated all of its interest rate swap agreements and received proceeds from these terminations, including interest received, of $28 million. The fair value adjustment of the notes associated with these and previous interest rate swap terminations was $28 million and $30 million at December 31, 2008 and September 30, 2008, respectively. The fair value adjustment of the notes is classified as Long-Term debt in the consolidated balance sheet and is amortized to earnings as a reduction of interest expense over the remaining term of the debt.

Leases

The company has various operating leasing arrangements. Future minimum lease payments under these operating leases are $24 million in 2009, $21 million in 2010, $18 million in 2011, $15 million in 2012, $13 million in 2013 and $24 million thereafter.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED STATEMENTS
(Unaudited)

17. Financial Instruments

The company’s financial instruments include cash and cash equivalents, short-term debt, long-term debt and foreign exchange forward contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its foreign exchange rate exposures.

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

Under this program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the consolidated statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12-21 months. The company recognized losses on the contracts of approximately $10 million and $2 million for the three months ended December 31, 2008 and 2007, respectively. The impact to operating income associated with hedge ineffectiveness was not significant for the three months ended December 31, 2008 and 2007. The amount of losses reclassified from AOCL into earnings as a result of the discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur was $4 million for the three months ended December 31, 2008 and was not significant for the three months ended December 31, 2007.

At December 31, 2008 and September 30, 2008, there was a loss of $34 and $10 million, respectively, recorded in AOCL. The company expects to reclassify this amount from AOCL to operating income during the next eighteen months as the forecasted hedged transactions are recognized in earnings.

The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	December 31,		September 30,
	2008		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$158	158	497	497
Foreign exchange contracts - asset	8	8	4	4
Investment in debt defeasance trust	6	6	6	6
Foreign exchange contracts - liability	53	53	16	16
Short-term debt	207	207	240	240
Long-term debt	1,172	500	1,063	882

Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments.

Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with terms of two years or less to hedge its exposure to changes in foreign currency exchange rates. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED STATEMENTS
(Unaudited)

Short-term debt and long-term debt — Fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.

18. Retirement Benefit Liabilities

Retirement benefit liabilities consisted of the following (in millions):

	December 31,	September 30,
	2008	2008
Retiree medical liability	$539	$568
Pension liability	131	135
Other	41	42
Subtotal	711	745
Less: current portion (included in compensation and benefits)	(55)	(55)
Retirement benefit liabilities	$656	$690

The components of net periodic pension and retiree medical expense, including discontinued operations, for the three months ended December 31, are as follows:

	2008		2007
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$5	$1	$7	$1
Interest cost	27	9	26	9
Assumed return on plan assets	(31)	—	(32)	—
Amortization of prior service costs	—	(2)	1	(2)
Recognized actuarial loss	5	7	9	7
Total expense	$6	$15	$11	$15

The company recognizes the funded status of its benefit plans in accordance with the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” The company elected to adopt the measurement date provisions of SFAS No. 158 at October 1, 2008. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. Using the “one-measurement” approach, the impact of adopting the measurement date provisions of SFAS No. 158 at October 1, 2008 is an increase to accumulated deficit of approximately $20 million ($20 million after-tax), representing the net periodic benefit cost for the period between the measurement date utilized in fiscal year 2008 and the beginning of fiscal year 2009, which previously would have been expensed in the first quarter of fiscal year 2009 on a delayed basis.

On November 12, 2008, the company settled a lawsuit with the United Steel Workers with respect to certain retiree medical plan amendments for approximately $28 million. This settlement was paid in November 2008 and will increase the accumulated postretirement benefit obligation (APBO) by approximately $23 million. The increase in APBO will be reflected in the company’s September 30, 2009 actuarial valuation as an increase in actuarial losses and will be amortized into periodic retiree medical expense over an average expected remaining service life of approximately ten years.

19. Contingencies

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED STATEMENTS
(Unaudited)

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

The company has been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at December 31, 2008 to be approximately $21 million, of which $3 million is recorded as a liability.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2008 to be approximately $56 million, of which $15 million is recorded as a liability.

Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $7 million at December 31, 2008. The undiscounted estimate of these costs is approximately $11 million.

Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2008	$3	$15	$18
Payments	—	(1)	(1)
Change in cost estimates	—	1	1
Balance at December 31, 2008	$3	$15	$18

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

Asbestos

Maremont Corporation (“Maremont”), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 35,000 pending asbestos-related claims at September 30, 2008. There was no significant change in pending asbestos-related claims during the three months ended December 31, 2008. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED STATEMENTS
(Unaudited)

disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2008	September 30, 2008
Asbestos-related reserves for pending and future claims	$52	$53
Asbestos-related recoveries	36	36

A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 12, 13, 14 and 15).

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
NOTES TO CONSOLIDATED STATEMENTS
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

The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. Accordingly, the company has recorded $16 million liability for defense and indemnity costs associated with these claims at each of December 31, 2008 and September 30, 2008. The accrual estimates are based on historical data and certain assumptions with respect to events that may occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on the company’s experience defending these asbestos claims, the company does not believe these lawsuits will have a material adverse effect on its financial condition or results of operations.

Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, the company expects to recover the majority of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and a substantial portion of the costs for defending asbestos claims going forward. Accordingly, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $16 million at each of December 31, 2008 and September 30, 2008.

Guarantees

In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED STATEMENTS
(Unaudited)

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

Other

In fiscal year 2006, a light vehicle systems customer of the company initiated a field service campaign related in part to a product of the company, which covered approximately 750,000 vehicles. In fiscal year 2007, the customer filed suit against the company seeking reimbursement of costs associated with the field service campaign as well as other warranty costs. In fiscal year 2006, the company recorded a contingency reserve of approximately $11 million related to this matter. In fiscal year 2008, the company recognized an additional charge of approximately $14 million of which $9 million was recognized in the first quarter of fiscal year 2008. During the fourth quarter of fiscal year 2008, the company reached final settlement with the customer for $25 million. This amount was paid during the first quarter of fiscal year 2009.

Litigation associated with the company’s retiree medical plans is discussed in Note 18. The ultimate outcome of these lawsuits may result in future plan amendments.

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED STATEMENTS
(Unaudited)

Comprehensive income (loss) is summarized as follows (in millions):

	Three Months Ended
	December 31,
	2008	2007
Net loss	$(991)	$(12)
Foreign currency translation adjustments	(157)	30
Unrealized loss on investments and foreign exchange contracts, net of tax	(25)	(6)
Adjustment to apply measurement date provisions of SFAS No. 158, net of tax	9	—
Other	—	(3)
Comprehensive income (loss)	$(1,164)	$9

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED STATEMENTS
(Unaudited)

Segment information is summarized as follows (in millions):

	Three Months Ended
	December 31,
	2008	2007
Sales:
Commercial Vehicle Systems	$956	$1,080
Light Vehicle Systems	414	583
Total sales	$1,370	$1,663

EBITDA:
Commercial Vehicle Systems	$36	$71
Light Vehicle Systems	(308)	2
Segment EBITDA (1)	(272)	73
Unallocated legacy and corporate costs	(16)	(1)
Depreciation and amortization	(32)	(32)
Loss on sale of receivables	(4)	(4)
Interest expense, net	(22)	(27)
Provision for income taxes	(645)	(10)
Loss from continuing operations	$(991)	$(1)

	December 31,	September 30,
	2008	2008
Segment Assets:
Commercial Vehicle Systems	$2,421	$2,591
Light Vehicle Systems	658	1,072
Total segment assets(2)	3,079	3,663
Corporate	107	1,011
Total assets	$3,186	$4,674

(1)Segment EBITDA results reflect $273 million of non-cash impairment charges recognized in the first quarter of fiscal year 2009 (see Notes 5 and 6).

(2)At December 31, 2008 and September 30, 2008, segment assets include $185 million and $212 million, respectively, of receivables sold to ARC under the U.S. accounts receivable securitization agreement (see Note 10).

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

In lieu of providing separate financial statements for the Guarantors, the company has included the accompanying condensed consolidating financial statements. These condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the parent’s share of the subsidiary’s cumulative results of operations, capital contributions and distributions and other equity changes. The Guarantor subsidiaries are combined in the condensed consolidating financial statements.

ARVINMERITOR, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended December 31, 2008
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$528	$842	$—	$1,370
Subsidiaries	—	30	62	(92)	—
Total sales	—	558	904	(92)	1,370
Cost of sales	(10)	(501)	(878)	92	(1,297)
GROSS MARGIN	(10)	57	26	—	73
Selling, general and administrative	(29)	(39)	(38)	—	(106)
Restructuring costs	(3)	(11)	(12)	—	(26)
Asset impairments	(6)	(111)	(162)	—	(279)
OPERATING LOSS	(48)	(104)	(186)	—	(338)
Equity in earnings of affiliates	—	(1)	5	—	4
Other income (expense), net	—	(5)	5	—	—
Interest expense, net and other	(25)	12	(9)	—	(22)
LOSS BEFORE INCOME TAXES	(73)	(98)	(185)	—	(356)
Provision for income taxes	(471)	(119)	(55)	—	(645)
Minority interest	—	—	10	—	10
Equity income from continuing operations of subsidiaries	(447)	7	—	440	(991)
NET LOSS	$(991)	$(210)	$(230)	$440	$(991)

ARVINMERITOR, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended December 31, 2007
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$525	$1,138	$—	$1,663
Subsidiaries	—	32	66	(98)	—
Total sales	—	557	1,204	(98)	1,663
Cost of sales	(7)	(510)	(1,114)	98	(1,533)
GROSS MARGIN	(7)	47	90	—	130
Selling, general and administrative	(20)	(33)	(39)	—	(92)
Restructuring costs	—	—	(10)	—	(10)
OPERATING INCOME (LOSS)	(27)	14	41	—	28
Equity in earnings of affiliates	—	5	6	—	11
Other income (expense), net	—	(4)	4	—	—
Interest expense, net and other	(25)	20	(22)	—	(27)
INCOME (LOSS) BEFORE INCOME TAXES	(52)	35	29	—	12
Benefit (provision) for income taxes	15	(14)	(11)	—	(10)
Minority interest	—	—	(3)	—	(3)
Equity income from continuing operations of subsidiaries	36	18	—	(54)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(1)	39	15	(54)	(1)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(11)	$(12)	$(7)	$19	$(11)
NET INCOME (LOSS)	$(12)	$27	$8	$(35)	$(12)

ARVINMERITOR, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	December 31, 2008
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$9	$19	$130	$—	$158
Receivables, net	(1)	96	839	—	934
Inventories	—	234	376	—	610
Other current assets	(12)	15	119	—	122
TOTAL CURRENT ASSETS	(4)	364	1,464	—	1,824
NET PROPERTY	10	139	380	—	529
GOODWILL	—	279	148	—	427
OTHER ASSETS	174	127	105	—	406
INVESTMENTS IN SUBSIDIARIES	861	(18)	—	(843)	—
TOTAL ASSETS	$1,041	$891	$2,097	$(843)	$3,186

CURRENT LIABILITIES
Short-term debt	$84	$—	$123	$—	$207
Accounts payable	29	232	672	—	933
Other current liabilities	133	103	346	—	582
TOTAL CURRENT LIABILITIES	246	335	1,141	—	1,722
LONG-TERM DEBT	1,171	—	1	—	1,172
RETIREMENT BENEFITS	484	—	172	—	656
INTERCOMPANY PAYABLE (RECEIVABLE)	(353)	(355)	708	—	—
OTHER LIABILITIES	220	64	23	—	307
MINORITY INTERESTS	—	—	56	—	56
SHAREOWNERS’ EQUITY (DEFICIT)	(727)	847	(4)	(843)	(727)
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY (DEFICIT)	$1,041	$891	$2,097	$(843)	$3,186

ARVINMERITOR, INC.

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

ARVINMERITOR, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Quarter Ended December 31, 2008
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(99)	$6	$(245)	$—	$(338)

INVESTING ACTIVITIES
Capital expenditures	(1)	(11)	(36)	—	(48)
Proceeds from disposition of property and businesses	—	—	2	—	2
CASH USED FOR INVESTING ACTIVITIES	(1)	(11)	(34)	—	(46)

FINANCING ACTIVITIES
Payments on account receivable securitization program	—	—	(18)	—	(18)
Borrowings on revolving credit facility, net	103	—	—	—	103
Payments on lines of credit and other, net	—	—	(6)	—	(6)
Intercompany advances	(160)	—	160	—	—
Cash dividends	(8)	—	—	—	(8)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(65)	—	136	—	71

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(26)	—	(26)

CHANGE IN CASH AND CASH EQUIVALENTS	(165)	(5)	(169)	—	(339)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174	24	299	—	497
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9	$19	$130	$—	$158

31

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Quarter Ended December 31, 2007
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(178)	$10	$(103)	$—	$(271)

INVESTING ACTIVITIES
Capital expenditures	—	(11)	(23)	—	(34)
Acquisitions of businesses and investments, net of cash acquired	—	—	(43)	—	(43)
Proceeds from disposition of property and businesses	7	—	1	—	8
Net cash flows provided by discontinued operations	—	3	20	—	23
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	7	(8)	(45)	—	(46)

FINANCING ACTIVITIES
Borrowings on revolving credit facility	4	—	—	—	4
Borrowings on account receivable securitization program	—	—	70	—	70
Borrowings on lines of credit and other	—	—	7	—	7
Debt issuance and extinguishment costs	(6)	—	—	—	(6)
Cash dividends	(7)	—	—	—	(7)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(9)	—	77	—	68

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	4	—	4

CHANGE IN CASH AND CASH EQUIVALENTS	(180)	2	(67)	—	(245)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	182	5	222	—	409
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2	$7	$155	$—	$164

Item 2.   Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

OVERVIEW

ArvinMeritor, Inc. is a global supplier of a broad range of integrated systems, modules and components to the motor vehicle industry. The company serves light vehicle, commercial truck, trailer and specialty original equipment manufacturers and certain aftermarkets. Headquartered in Troy, Michigan, the company employs approximately 18,100 people at 82 manufacturing facilities in 22 countries. ArvinMeritor common stock is traded on the New York Stock Exchange under the ticker symbol ARM.

In 2008, we announced our intention to separate our Light Vehicle Systems (LVS) and Commercial Vehicle Systems (CVS) businesses. We subsequently attempted to complete the separation through a spin-off of the LVS business via a tax-free distribution to ArvinMeritor stockholders. The unprecedented challenges in the credit markets, deterioration in the automotive markets and other factors prompted us to investigate other alternatives for the separation, including a potential sale of all or portions of the business. On January 8, 2009, we announced that we will reorganize the LVS business into separate product lines consisting of Body Systems, Chassis and Wheels. We intend to pursue a sale of the Body Systems business separately when market conditions support such actions. We are exploring immediate strategic alternatives for a timely and orderly disposition of the Chassis business. We expect to retain the Wheels business for the foreseeable future. We believe the separation of LVS and CVS represents a major step in our corporate transformation and will improve corporate clarity and management focus. There are risks to the timing and certainty of completing any transaction, including the terms upon which any sale agreement with respect to any portion of the business may be entered into and the amount of any exit costs. During the first quarter of fiscal year 2009, we incurred approximately $6 million of costs associated with separation related activities, which are included in the selling, general and administrative expenses in the consolidated statement of operations included in the Consolidated Financial Statements under Item 1. Financial Statements.

In the first quarter of fiscal year 2009, management determined that an impairment review of goodwill and certain long-lived assets was required due to recent declines in overall economic conditions including tightening credit markets, stock market declines and significant reductions in current and forecasted production volumes for light and commercial vehicles. As a result, we recognized pre-tax, non-cash asset impairment charges of $279 million, primarily related to our LVS segment. In addition to these asset impairment charges, we established valuation allowances against deferred tax assets in certain tax jurisdictions, primarily the United States, resulting in a non-cash charge of $665 million in the first quarter of fiscal year 2009.

We believe that the substantial uncertainty and significant deterioration in the worldwide credit markets, the global economic downturn and the current climate in the U.S. and other economies has impacted the demand for the company’s products. Many of our customers experienced sharp declines in production in November and December 2008. The decreases in production and sales volumes of our customers had a significant impact on our revenues and profitability during the first quarter of fiscal year 2009. Our LVS business was adversely affected by decreased volumes in all of our major markets with most of the declines occurring in North America and Europe. In addition, lower material recovery and increases in costs associated with the planned LVS separation reduced earnings for the LVS business during the first quarter of fiscal year 2009. Our CVS business was primarily impacted by significantly lower volumes in our Asia-Pacific operations and trailer product lines. CVS sales also reflect the initial impact of declines in our European truck business, which are expected to experience larger declines in the second quarter of fiscal year 2009. However, sales in our specialty and aftermarket product lines increased compared to the prior year despite the challenging economic environment.

Highlights of our consolidated results from continuing operations for the three months ended December 31, 2008, are as follows:

•

Sales were $1,370 million, down 18 percent compared to the same period last year. Excluding the impact of foreign currency exchange rates, which decreased sales by $116 million, sales decreased by 11 percent year over year.

•	Segment EBITDA margin for our reportable segments was negative 19.9 percent, down from positive 4.4 percent a year ago.
•	Operating margins were negative 24.7 percent, down from positive 1.7 percent a year ago.
•	Diluted loss per share from continuing operations was $13.71, compared to $0.01 in fiscal year 2008.
•

Segment EBITDA and operating margins include non-cash asset impairment charges of $273 million discussed above. Diluted loss per share also includes $665 million of non-cash impairment charges to establish valuation allowances against certain deferred tax assets.

Cash used for operating activities for the three months ended December 31, 2008 was $338 million, compared to cash used of $271 million in the same period of last fiscal year. The deterioration in cash flow is primarily attributable to lower earnings and $53 million of payments related to previously announced settlements of claims with certain unions and a customer. These decreases were partially offset by lower working capital levels compared to the prior year. The decrease in working capital is primarily due to the

ARVINMERITOR, INC.

impact of the lower volumes. The first fiscal quarter is typically our poorest cash flow quarter because of normal seasonal trends, including calendar year shutdowns in the industries in which we participate.

MARKET OUTLOOK

We are operating with the expectations that global markets will remain weak for an extended period of time. Although we are unable to predict industry volumes for fiscal year 2009 due to the current market uncertainty, the following is a summary of industry production volumes we are assuming for purposes of managing our business, compared to fiscal year 2008 production volumes.

	Fiscal Year		Unit	Percent
	2009	2008	Change	Change
Commercial Vehicles (in thousands)
North America, Heavy-Duty Trucks	140	191	(51)	(27)%
Europe, Heavy and Medium Duty Trucks	305	562	(257)	(46)%
South America, Heavy and Medium Duty Trucks	115	158	(43)	(27)%

Light Vehicles (in millions)
North America	9.2	13.6	(4.4)	(32)%
Europe	16.5	22.2	(5.7)	(26)%
South America	3.5	4.0	(0.5)	(12)%

COMPANY OUTLOOK

Our business continues to address a number of challenging industry-wide issues including the following:

•	Severely reduced production volumes in the light and commercial vehicle industry;
•	Weakened financial strength of most of the original equipment (OE) manufacturers and some suppliers;
•	Excess capacity;
•	Changes in product mix in North America;
•	Higher energy and transportation costs;
•	OE pricing pressures;
•	Fluctuating costs for steel and other raw materials;
•	Pension and retiree medical health care costs; and
•	Currency exchange rate volatility.

We have begun implementing a number of immediate restructuring and cost reduction initiatives aimed at mitigating current market conditions. These actions include:

•	Workforce reductions of more than 1,500 employees, including full-time, contract and temporary workers;
•	Extended shutdowns and reduced work weeks at all plants;
•	A 10 percent salary reduction for all U.S. executive-level employees and a 5 percent reduction in salary for all other U.S. salaried employees;
•	Elimination of the matching contribution for the U.S. 401-K;
•	Suspension of fiscal year 2009 merit increases for all employees; and
•	Reduction of Board of Directors annual compensation by 10 percent.

In fiscal year 2009, we expect to achieve an estimated $170 million in annualized savings related to these significant actions of which $115 million is expected to be in our CVS business and $55 million is expected to be in our LVS business. The majority of these actions have already been completed; while the remainder are in process. We expect to incur approximately $35 million of cash expenditures in fiscal year 2009 in connection with these actions for severance and related benefits. In addition, we are implementing proactive cost reduction actions to keep a strong focus on cash flow by maintaining tight controls on global inventory, pursuing

ARVINMERITOR, INC.

working capital improvements, reducing capital spending and significantly reducing discretionary spending. We also continue to implement and execute our profit improvement and cost reduction initiative called “Performance Plus”, which was launched in fiscal year 2007.

The substantial uncertainty and significant deterioration in the worldwide credit markets, the global economic downturn and the current climate in the U.S. and other economies has impacted demand for the company’s products. As a result, commercial and light vehicle production has declined significantly in most markets. We believe the impact of these lower volumes will continue to impact our profitability for the remainder of fiscal year 2009. We are unable to predict production levels in these markets for 2009 and are managing our business under the assumption that production levels, as set forth in the volume chart above, may continue to be at severely depressed levels. We believe that our strategic direction, aggressive cost reductions, diversified customer base and global footprint should help us to weather these challenges.

Our cash and liquidity needs have been impacted by various factors, including the level, variability and timing of our customer’s worldwide vehicle production and other factors outside of our control. Cash flow in the first quarter of fiscal year 2009 was negatively affected by decreased earnings due to lower sales and will continue to be impacted during the remainder of fiscal year 2009 due to expected production declines and the current volatility in the financial markets, which could affect certain of our customers. We have seen our usage of the revolving credit facility throughout the quarter increase to meet working capital and other operational needs and expect this to continue through the first half of fiscal year 2009. In view of the reduction in production levels and the world-wide economic environment, we are focused on maintaining the liquidity necessary to operate our business. At December 31, 2008, we had $158 million in cash and cash equivalents and an undrawn, available amount of $523 million under our revolving credit facility. We believe that our current financing arrangements should provide us with sufficient financial flexibility to fund our on-going operations, debt service requirements, restructuring activities, and planned investments through the next twelve months. However, if the current uncertainty in the financial markets results in a prolonged period of economic downturn and delays a recovery of production volumes beyond the time horizon assumed in our forecasting process, or results in production volumes significantly below our planning assumptions, our current financing arrangements may not be sufficient to fund our operations. In addition, if the credit environment or other factors causes the banks that are parties to our credit facility to not meet their funding commitments, it could adversely affect our access to liquidity needed for our business. Any disruption could require us to take additional measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged, which could be difficult given the current environment and the recent lowering of our credit rating. See “Part II. Item 1A. Risk Factors.” In addition, the amount available to us under the revolving credit facility is subject to our senior secured debt-to-EBITDA, as defined in the agreement, being no greater than (i) 2.50 to 1 on the last day of any fiscal quarter through and including the fiscal quarter ending March 31, 2009 and (ii) 2.00 to 1 on the last day of any fiscal quarter thereafter. Our ability to access the entire availability under the revolver facility will likely become constrained at future quarter ends as a result of this leverage covenant and the impact of lower volume on our profitability as measured by EBITDA. While we expect to be in compliance with this covenant based on current planning assumptions, many of the above factors could affect our future compliance. See “Liquidity – Revolving Credit Facility”.

The price of steel increased significantly during fiscal year 2008 causing substantial variability in the cost of our products. Steel prices have stabilized during the first quarter of fiscal year 2009 and are expected to gradually decline through the remainder of the fiscal year. Variability in steel costs, transportation costs and overall volatility of the commodity markets, could unfavorably impact our financial results in the future. In addition, these factors, together with continued volatility in credit markets, OEM production cuts resulting from an extended economic slowdown and intense competition in global markets have created pressure on our profit margins. We continuously work to address these competitive challenges by reducing costs, improving productivity and restructuring operations. In addition, in certain circumstances, we have been successful in negotiating improved pricing with our customers. To the extent these price increases are contractually limited to a short period of time or are not sustainable, we intend to pursue alternative means to offset any future price decreases by reducing costs and improving productivity, or, to the extent such measures are insufficient, by renegotiating certain pricing.

Significant factors that could affect our results and liquidity in fiscal year 2009 include:

•	Volatility in financial markets around the world;
•	Our ability to continue to access our bank revolving credit facilities, accounts receivable securitization and factoring arrangements and capital markets;
•	Timing and extent of recovery of the production and sales volumes in commercial and light vehicle markets around the world;
•	Our ability to successfully separate our light vehicles Body Systems and Chassis businesses from our commercial vehicles business;
•	Higher than planned price reductions to our customers;
•	Additional restructuring actions and the timing and recognition of restructuring charges;
•	The financial strength of our suppliers and customers, including potential bankruptcies;
•	Any unplanned extended shutdowns or production interruptions;
•	Our ability to implement planned productivity and cost reduction initiatives;
•	The impact of any acquisitions or divestitures;
•	Significant awards or losses of existing contracts;
•	The impact of currency fluctuations on sales and operating income;
•	Higher than planned warranty expenses, including the outcome of known or potential recall campaigns;
•	A significant further deterioration or slow down in economic activity in the key markets we operate;
•	Further lower volume of orders from key customers;
•	Ability to implement enterprise resource planning systems at our locations successfully;
•	Our continued ability to recover steel price increases from our customers; and
•	The impact of any new accounting rules.

ARVINMERITOR, INC.

NON-GAAP MEASURES

In addition to the results reported in accordance with accounting principles generally accepted in the United States (GAAP), we have provided information regarding “segment EBITDA”. Segment EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization and loss on sale of receivables. We use segment EBITDA as the primary basis to evaluate the performance of each of our reportable segments. For a reconciliation of segment EBITDA to loss from continuing operations see “Results of Operations” below.

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

Results of Operations

The following is a summary of our financial results (in millions, except per share amounts):

	Three Months Ended December 31,
	2008	2007
Sales:
Commercial Vehicle Systems	$956	$1,080
Light Vehicle Systems	414	583
SALES	1,370	1,663
SEGMENT EBITDA:
Commercial Vehicle Systems	$36	$71
Light Vehicle Systems	(308)	2
SEGMENT EBITDA (1)	(272)	73
Unallocated legacy and corporate costs (2)	(16)	(1)
Loss on sale of receivables	(4)	(4)
Depreciation and amortization	(32)	(32)
Interest expense, net	(22)	(27)
Provision for income taxes	(645)	(10)
LOSS FROM CONTINUING OPERATIONS	(991)	(1)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(11)
NET LOSS	$(991)	$(12)

DILUTED LOSS PER SHARE
Continuing operations	$(13.71)	$(0.01)
Discontinued operations	—	(0.16)
Diluted loss per share	$(13.71)	$(0.17)

DILUTED AVERAGE COMMON SHARES OUTSTANDING	72.3	71.9

(1)Segment EBITDA results reflect $273 million of non-cash impairment charges recognized in the first quarter of fiscal year 2009.

(2) Unallocated legacy and corporate costs represent items that are not directly related to our business segments. These costs include pension and retiree medical costs associated with recently sold businesses, legacy costs for environmental and product liability and certain corporate costs not specifically allocable to any of our segments. Unallocated legacy and corporate costs for the first three months of fiscal year 2009 include $6 million of costs associated with the separation of the LVS business, $3 million of restructuring costs at certain corporate locations, $6 million of impairment charges related to certain tax credits and $1 million of costs associated with legacy pension and retiree medical.

ARVINMERITOR, INC.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Sales

The following table reflects total company and geographic business segment sales for the three months ended December 31, 2008 and 2007. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	December 31,		Dollar	%		Volume
	2008	2007	Change	Change	Currency	/ Other
CVS:
North America	$517	$461	$56	12%	$(3)	$59
Europe	277	409	(132)	(32)%	(56)	(76)
South America	95	89	6	7%	(16)	22
Asia-Pacific	67	121	(54)	(45)%	(11)	(43)
	956	1,080	(124)	(11)%	(86)	(38)
LVS:
North America	$145	$203	$(58)	(29)%	$(8)	$(50)
Europe	174	255	(81)	(32)%	(22)	(59)
South America	71	89	(18)	(20)%	(3)	(15)
Asia-Pacific	24	36	(12)	(33)%	3	(15)
	414	583	(169)	(29)%	(30)	(139)
TOTAL SALES	$1,370	$1,663	$(293)	(18)%	$(116)	$(177)

The following table reflects estimated automotive and commercial vehicle production volumes for the first quarter ended December 31, 2008 and 2007 based on available sources.

	Quarter ended December 31,		Unit	Percent
	2008	2007	Change	Change
Commercial Vehicles (in thousands)
North America, Heavy-Duty Trucks	40.5	42.6	(2.1)	(5)%
North America, Trailers	31.1	51.2	(20.1)	(39)%
Europe, Heavy and Medium Duty Trucks	95.4	135.6	(40.2)	(30)%
Europe, Trailers	27.6	46.0	(18.4)	(40)%
South America, Heavy and Medium Duty Trucks	34.5	38.0	(3.5)	(9)%

Light Vehicles (in millions)
North America	2.8	3.7	(0.9)	(24)%
Europe	4.2	5.6	(1.4)	(25)%
South America	0.8	1.0	(0.2)	(20)%

Commercial Vehicle Systems (CVS) sales were $956 million in the first three months of fiscal year 2009, down 11 percent from the same period in fiscal year 2008. The effect of foreign currency translation decreased sales by $86 million. Excluding the effects of foreign currency, the decrease in sales is primarily due to lower heavy and medium-duty truck volumes in the European and Asia-Pacific markets, along with lower global trailer volumes. Heavy and medium-duty truck volumes in all markets are expected to experience a further decline in our second fiscal quarter. The above decreases were partially offset by improved North American sales primarily due to higher sales in our specialty and aftermarket product lines. The acquisitions of Mascot and Trucktechnic businesses during fiscal year 2008 increased sales by $15 million in the first three months of fiscal year 2009.

ARVINMERITOR, INC.

Light Vehicle Systems (LVS) sales were $414 million in the first quarter of fiscal year 2009, compared to $583 million in first quarter of fiscal year 2008. The effect of foreign currency translation decreased sales by $30 million. Excluding the impact of foreign currency translation, sales decreased by $139 million or 24% compared to the prior year. As previously mentioned, we believe that the substantial uncertainty and significant deterioration in the worldwide credit markets, the global economic downturn and the current climate in the U.S. and other economies has impacted the demand for light vehicles in the foreseeable future. As a result, light vehicle production in most regions has declined significantly compared to the prior year. Pass-through sales, primarily in North America, decreased by $23 million in the first quarter of fiscal year 2009 compared to the same period in the prior year. Pass-through sales are products sold to our customers where we acquire certain components and assemble them into the final product. These pass-through sales carry minimal margins, as we have little engineering or manufacturing responsibility. We expect production volumes in all regions of the world to be significantly lower during the remainder of fiscal year 2009 compared to fiscal year 2008.

Segment EBITDA and EBITDA Margins

The following table reflects segment EBITDA and EBITDA margins for the three months ended December 31, 2008 and 2007 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	December 31,			December 31,
	2008	2007	$ Change	2008	2007	Change
CVS	$36	$71	$(35)	3.8%	6.6%	(2.8)	pts
LVS	(308)	2	(310)	(74.4)%	0.3%	(74.7)	pts
Segment EBITDA	$(272)	$73	$(345)	(19.9)%	4.4%	(24.3)	pts

Restructuring costs included in our business segment results during the three months ended December 31, 2008 and 2007 are as follows (in millions):

	CVS		LVS		Total
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007
Performance Plus Actions	$—	$—	$2	$11	$2	$11
First Quarter 2009 Actions (reduction in force)	8	—	13	—	21	—
Total	8	—	15	11	23	11
Adjustments and reversals	—	—	—	(1)	—	(1)
Total restructuring costs (1)	$8	$—	$15	$10	$23	$10

(1) Total segment restructuring costs do not include those recorded in unallocated corporate costs. These costs were $3 million in the first quarter of fiscal year 2009, primarily related to employee termination benefits. There were no unallocated corporate restructuring costs during the first quarter of fiscal year 2008.

Significant items impacting year over year segment EBITDA include the following:

	CVS	LVS	TOTAL
Segment EBITDA–Three months ended December 31, 2007	$71	$2	$73
Asset impairment charges	(8)	(265)	(273)
Minority interest(1)	1	13	14
Restructuring costs	(8)	(5)	(13)
Lower earnings from unconsolidated affiliates	(6)	(1)	(7)
LVS stand-alone costs	—	(7)	(7)
Prior year charge for contingency reserve	—	9	9
Prior year benefit for change in employee vacation policy	(10)	(3)	(13)
Volumes, pricing, performance and other, net	(4)	(51)	(55)
Segment EBITDA – Three months ended December 31, 2008	$36	$(308)	$(272)

(1) The change in minority interest for LVS is primarily due to the impact of asset impairments at majority-owned consolidated affiliates.

ARVINMERITOR, INC.

CVS EBITDA was $36 million in the first three months of fiscal year 2009, down $35 million compared to the prior year. EBITDA margin decreased to 3.8 percent from 6.6 percent a year ago. The impact of lower truck volumes in all regions was partially offset by higher sales in our aftermarket and specialty product lines and improved pricing, material and manufacturing performance. Included in EBITDA for the first quarter of fiscal year 2009 are restructuring costs of $8 million associated with the reduction in force actions implemented during the quarter and $8 million of asset impairment charges associated with specific production equipment. EBITDA in the first quarter of fiscal year 2008 was favorably impacted by $10 million due to a change in our employee vacation policy.

LVS EBITDA was negative $308 million in the first quarter of fiscal year 2009, compared to positive $2 million in the prior year. Included in EBITDA for the first three months of fiscal year 2009 are non-cash impairment charges of $265 million, of which $195 million relates to certain fixed assets and $70 million is related to goodwill. In the first quarter of fiscal year 2009, management determined an impairment review of goodwill and certain long-lived assets was required due to recent declines in overall economic conditions including tightening credit markets, and significant reductions in current and forecasted production volumes for light vehicles. These events contributed to a significant decline in the fair value of our LVS business during the first quarter. The impact of lower light vehicle volumes in all regions along with higher material costs, primarily steel, also significantly impacted LVS EBITDA. LVS’s selling, general and administrative costs also increased in the first quarter of fiscal year 2009 primarily associated with $7 million of costs incurred to prepare LVS to be a stand alone business. These costs are primarily related to certain information technology investments and headcount and are expected to be significantly lower going forward. LVS EBITDA in the prior year was unfavorably impacted by a $9 million charge related to recording an additional contingency reserve for a legal and commercial dispute with a customer.

Other Income Statement Items

Selling, general and administrative expenses for the three months ended December 31, 2008 and 2007 are summarized as follows (in millions):

	2008		2007		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
LVS separation costs	$(6)	0.4%	$—	—%	$6	0.4	pts
Loss on sale of receivables	(4)	0.3%	(4)	0.2%	—	0.1	pts
All other SG&A	(96)	7.0%	(88)	5.3%	8	1.7	pts
Total SG&A	$(106)	7.7%	$(92)	5.5%	$14	2.2	pts

LVS separation costs are third-party transaction related costs incurred in connection with the planned separation of the LVS business. All other SG&A represents normal selling, general and administrative expenses. The increase in all other SG&A compared to the prior year primarily relates to increased SG&A in our LVS business and the prior year benefit related to the change in our employee vacation policy. These items were partially offset by lower SG&A in our CVS and corporate functions, primarily associated with lower labor costs and savings implemented through our Performance Plus program.

Operating loss for the first quarter of fiscal year 2009 was $338 million, compared to an operating profit of $28 million in the first quarter of fiscal year 2008. The operating loss in the first quarter of fiscal year 2009 was a result of the items explained above.

Equity in earnings of affiliates was $4 million in the first quarter of fiscal year 2009, compared to $11 million in the prior year. The decrease is primarily due to lower earnings from our CVS affiliates in Mexico, India and the United States. Profitability of these joint ventures was impacted by lower truck volumes in each of these regions.

Interest expense, net was $22 million in the first quarter of fiscal year 2009, compared to $27 million in the prior year. The decrease in interest expense is primarily due to a net charge of $3 million related to debt extinguishments in the first quarter of fiscal years 2008. These charges included legal and other professional fees, unamortized debt issuance costs and premiums paid to repurchase and pay down debt.

Provision for income taxes in the first three months of fiscal year 2009 was $645 million compared to $10 million in the prior year. Included in the current year tax provision is a $665 million charge related to recording valuation allowances against net deferred tax assets in certain jurisdictions, primarily the United States and France. Based on our assessment of historical tax losses,

ARVINMERITOR, INC.

combined with significant uncertainty as to the timing of recovery in the global markets, we concluded that valuation allowances were required against the deferred tax assets in certain jurisdictions. Income tax expense in the first quarter of fiscal year 2009 was also unfavorably impacted by higher losses in certain tax jurisdictions where tax benefits are no longer being recognized.

Loss from continuing operations for the first quarter of fiscal year 2009 was $991 million, or $13.71 per diluted share, compared to $1 million, or $0.01 per diluted share in fiscal year 2008. The reasons for the increase in loss are discussed above.

Loss from discontinued operations of $11 million in the first quarter of fiscal year 2008 was primarily associated with the charges related to adjustments and changes in estimates for certain retained assets and liabilities of previously sold Emissions Technologies (ET) and Light Vehicle Aftermarket businesses. During the first quarter of fiscal year 2009, the company had no income or loss from discontinued operations.

Financial Condition

Cash Flows (in millions)

	Three Months Ended December 31,
	2008	2007
OPERATING CASH FLOWS
Loss from continuing operations	$(991)	$(1)
Depreciation and amortization	32	32
Asset impairment charges	279	—
Deferred income tax expense	638	36
Pension and retiree medical expense	21	26
Pension and retiree medical contributions	(48)	(22)
Restructuring costs, net of payments	14	—
Increase in working capital	(268)	(463)
Changes in sale of receivables	(4)	115
Other	(10)	10
Cash flows used in continuing operations	(337)	(267)
Cash flows used in discontinued operations	(1)	(4)
CASH USED FOR OPERATING ACTIVITIES	$(338)	$(271)

Cash used for operating activities for the first quarter of fiscal year 2009 was $338 million, compared to cash used of $271 million in the first three months of fiscal year 2008. The decrease in cash flow is primarily attributable to lower earnings, higher pension and retiree medical contributions, which include a $28 million payment, related to a previously announced settlement of a retiree medical lawsuit, and a $25 million payment associated with a previously announced settlement of a commercial matter with a customer. These decreases were partially offset by lower working capital levels compared to the prior year, which is primarily due to the impact of the lower volumes.

	Three Months Ended December 31,
	2008	2007
INVESTING CASH FLOWS
Capital expenditures	$(48)	$(34)
Acquisitions of businesses and investments, net of cash acquired	—	(43)
Proceeds from disposition of property and businesses	2	8
Net cash provided by discontinued operations	—	23
CASH USED FOR INVESTING ACTIVITIES	$(46)	$(46)

Cash used for investing activities was $46 million in the first three months of fiscal year 2009 and 2008. Capital expenditures increased to $48 million in the first quarter of fiscal year 2009 from $34 million in the first quarter of prior year. In the prior year, we used $43 million to fund the acquisition of Mascot Truck Parts Ltd and to fund the deferred purchase obligation with AB Volvo. Net cash flows provided by discontinued operations in the prior year were primarily related to the receipt of sale proceeds from escrow in connection with the delayed legal closings of certain ET businesses.

ARVINMERITOR, INC.

	Three Months Ended December 31,
	2008	2007
FINANCING CASH FLOWS
Borrowings on revolving credit facility, net	$103	$4
Borrowings (payments) on accounts receivable securitization program	(18)	70
Borrowings (payments) on lines of credit and other	(6)	7
Net change in debt	79	81
Cash dividends	(8)	(7)
Debt issuance and extinguishment costs	—	(6)
CASH PROVIDED BY FINANCING ACTIVITIES	$71	$68

Cash provided by financing activities of $71 million in the first three months of fiscal year 2009 primarily relate to increased borrowings on our revolving credit facility. The increased borrowings reflect higher uses of cash for operating activities than the prior year (see “Operating Cash Flows” above). We also paid cash dividends of $8 million in the quarters ended December 31, 2008 and 2007, respectively. In February we announced that the Board of Directors determined to suspend the company’s quarterly dividend.

Liquidity

Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions). For a detailed discussion of terms and conditions related to this debt, see Note 16 in the Notes to Consolidated Financial Statements.

	December 31,	September 30,
	2008	2008
Fixed-rate debt securities	$610	$610
Fixed-rate convertible notes	500	500
Revolving credit facility	103	—
Borrowings under U.S. accounts receivable securitization program	93	111
Lines of credit and other	73	82
Total debt	$1,379	$1,303

Overview – Our principal capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, and funding of restructuring and product development programs. We expect capital expenditures in fiscal year 2009 to be lower than the fiscal year 2008 amount of $172 million. Restructuring cash costs are expected to be approximately $65 million during fiscal year 2009, primarily in our LVS business.

We expect to fund our capital needs in the next twelve months primarily with cash on hand, our various accounts receivable securitization and factoring arrangements and availability under our revolving credit facility. The accounts receivable securitization and factoring programs and the revolving credit facility are discussed below.

Our cash and liquidity needs have been impacted by various factors, including the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. Cash flow in the first quarter of fiscal year 2009 was negatively affected by decreased earnings due to lower sales and will continue to be impacted during the remainder of fiscal year 2009 due to expected production declines and the current volatility in the financial markets, which could affect certain of our customers.

We have seen our usage of our revolving credit facility throughout the quarter increase to meet working capital and other operational needs and expect this to continue through the first half of fiscal year 2009. In view of the reduction in production levels and the world-wide economic environment, we are focused on maintaining the liquidity necessary to operate our business. At December 31, 2008, we had $158 million in cash and cash equivalents and an undrawn, available amount of $523 million under our revolving credit facility. We believe that our current financing arrangements should provide us with sufficient financial flexibility to fund our on-going operations, debt service requirements, restructuring activities, and planned investments for the next twelve months. However, if the current uncertainty in the financial markets results in a prolonged period of economic downturn and delays a recovery of production volumes beyond the time horizon assumed in our forecasting process, or results in production volumes significantly below our planning assumptions, our current financing arrangements may not be sufficient to fund our operations. In addition, if the credit environment or other factors causes the banks that are parties to our credit facility to not meet their funding commitments, it could adversely affect our access to liquidity needed for our business. Any disruption could require us to take additional measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be

ARVINMERITOR, INC.

arranged, which could be difficult given the current environment and the recent lowering of our credit rating. See “Part II. Item 1A. Risk Factors.” In addition, the amount available to us under the revolving credit facility is subject to our senior secured debt-to-EBITDA, as defined in the agreement, being no greater than (i) 2.50 to 1 on the last day of any fiscal quarter through and including the fiscal quarter ending March 31, 2009 and (ii) 2.00 to 1 on the last day of any fiscal quarter thereafter. Our ability to access the entire availability under the revolver facility will likely become constrained at future quarter ends as a result of this leverage covenant and the impact of lower volume on our profitability as measured by EBITDA. While we expect to be in compliance with this covenant based on current planning assumptions, many of the above factors could affect our future compliance. See “Liquidity – Revolving Credit Facility”.

In any event, subsequent to the expiration of our current revolving facility in June 2011, we will require new or renegotiated liquidity sources. Our ability to access additional capital in the long-term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. We continuously evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire or redeem outstanding indebtedness or enter into new lending arrangements if conditions warrant.

Revolving Credit Facility – We have a $700 million revolving secured credit facility that matures in June 2011. Due to the bankruptcy of Lehman Brothers in fiscal year 2008, $36 million of these commitments are unavailable. The remaining amount of availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. At December 31, 2008, $103 million was outstanding under this facility. No amount was outstanding at September 30, 2008. The $700 million revolving credit facility includes $150 million of availability for the issuance of letters of credit. At December 31, 2008 and September 30, 2008, approximately $38 million letters of credit were issued.

In October and December 2007, we amended the revolving credit facility to modify certain financial covenants. Under the terms of the December amendment, the borrowing capacity of the credit facility was reduced to $700 million from $900 million. The amended facility replaced the existing financial covenants with new financial covenants based on (i) the ratio of the company’s senior secured indebtedness (consisting principally of amounts outstanding under the revolving credit facility) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total senior secured-debt-to-EBITDA ratio, as defined in the agreement, (i) no greater than 2.50 to 1 on the last day of any fiscal quarter through and including the fiscal quarter ending March 31, 2009 and (ii) 2.00 to 1 on the last day of any fiscal quarter thereafter. At December 31, 2008, we were in compliance with the above noted covenants. Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility.

Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At December 31, 2008, the margin over the LIBOR rate was 225 basis points, and the commitment fee was 50 basis points. The margin over the LIBOR rate was subsequently increased to 250 points due to a credit downgrade. See “Credit Ratings”. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 150 basis points.

Accounts Receivable Securitization and Factoring – As of December 31, 2008, we participate in accounts receivables factoring and securitization programs with total amounts utilized of approximately $499 million of which $413 million were attributable to committed facilities by established banks. At December 31, 2008, of the total $499 million utilized, $406 million relate to off-balance sheet securitization and factoring arrangements (see “Off-Balance Sheet Arrangements”). In addition, $93 million was attributable to our U.S. securitization facility, which is provided on a committed basis by SunTrust Bank (with Three Pillars Funding LLC acting as the conduit lender) and expires in September 2009. This program is described in more detail below.

U.S. Securitization Program: We participate in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this $175 million program, which was originally established in September 2005, amended in fiscal years 2006 and 2007 and renewed in fiscal year 2008, we sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At December 31, 2008 and September 30, 2008, $93 million and $111 million, respectively, were outstanding under this program. Borrowings under this arrangement are collateralized by approximately $185 million of receivables held at ARC at December 31, 2008. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the bank, could result in termination of the accounts receivable securitization arrangement. At December 31, 2008, we were in compliance with all covenants. This program, as most recently renewed, includes the same financial covenants as our revolving credit facility agreement.

ARVINMERITOR, INC.

Credit Ratings – On January 12, 2009, Standard & Poor’s lowered our corporate credit rating to B from B+ and lowered the senior secured credit rating to BB- from BB. On January 13, 2009, Moody’s Investors Service lowered our corporate credit rating to B2 from B1 and lowered the senior secured credit rating to Ba2 from Bal. Earlier, on December 23, 2008, Fitch Ratings had lowered our Issuer Default Ratings to B- from B. As a result of the current ratings, our cost to borrow under the revolving credit facility increased by 25 basis points. Any further lowering of our credit ratings could increase our cost of borrowing and could reduce our access to capital markets and result in lower trading prices for our securities.

Off-Balance Sheet Arrangements

Accounts Receivable Securitization and Factoring Arrangements – As previously mentioned, we participate in accounts receivable factoring programs with total amounts utilized at December 31, 2008, of approximately $406 million, of which $168 million and $152 million were attributable to a Swedish securitization facility and a French factoring facility, respectively, both of which involve the securitization or sale of Volvo AB accounts receivable. These programs are described in more detail below.

Swedish Securitization Facility: In March 2006, we entered into a European arrangement to sell trade receivables through one of our European subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized, net of retained interests, €120 million ($168 million) and €114 million ($167 million) of this accounts receivable securitization facility as of December 31, 2008 and September 30, 2008, respectively.

French Factoring Facility: In November 2007, we entered into an arrangement to sell trade receivables through one of our French subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized €109 million ($152 million) and €96 million ($141 million) of this accounts receivable securitization facility as of December 31, 2008 and September 30, 2008, respectively.

Both of the above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through October 2009. The commitments are subject to standard terms and conditions for these types of arrangements (including, in the case of the French commitment, a sole discretion clause whereby the bank retains the right to not purchase receivables, which to our knowledge has never been invoked).

In addition, several of our subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Maximum availability under these arrangements is approximately $206 million. The amount of factored receivables was $86 million and $102 million at December 31, 2008 and September 30, 2008, respectively. There can be no assurance that these factoring arrangements will be used or available to us in the future.

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

New Accounting Pronouncements

Accounting standards implemented in fiscal year 2009:

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” The recognition requirements of SFAS No. 158 related to the funded status of defined benefit pension plans and other postretirement benefit plans were adopted by the company as of September 30, 2007. SFAS No. 158 also requires that companies measure the funded status of their defined benefit pension plans and other postretirement benefit plans as of the balance sheet date. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. The company elected to adopt the measurement date provisions of SFAS No. 158 at October 1, 2008. Prior to adopting these provisions, the company used a measurement date of June 30 for its defined benefit and other postretirement benefit plans. Using the “one-measurement” approach, the impact of adopting the measurement date provisions of

ARVINMERITOR, INC.

SFAS No. 158 as of October 1, 2008 was an increase to accumulated deficit of $20 million ($20 million after-tax), representing the net periodic benefit cost for the period between the measurement date utilized in fiscal year 2008 and the beginning of fiscal year 2009, which previously would have been expensed in the first quarter of fiscal year 2009 on a delayed basis.

On October 1, 2008, the company partially adopted as required, SFAS No. 157 – “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. The company adopted the measurement and disclosure requirements of SFAS No. 157 relating to its financial assets and financial liabilities which are measured on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the company’s fair value measurements.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements” and key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The issuance of FSP No. 157-3 did not have a significant impact on any financial assets of the company.

New accounting pronouncements to be implemented are discussed in Note 3 of the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.

Foreign currency exchange risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Accordingly, we use foreign currency forward contracts to minimize the earnings exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this cash flow hedging program, we have designated the foreign currency contracts (the contracts) as cash flow hedges of underlying foreign currency forecasted purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12-21 months.

Interest rate risk relates to the gain/increase or loss/decrease we could incur in our debt balances and interest expense. To manage this risk, we enter into interest rate swaps from time to time to economically convert portions of our fixed-rate debt into floating rate exposure, ensuring that the sensitivity of the economic value of debt falls within our corporate risk tolerances. We had no outstanding interest rate swaps at December 31, 2008. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes.

Included below is a sensitivity analyses to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk. The model assumes a 10% hypothetical change (increase or decrease) in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.

Market Risk	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Favorable / (Unfavorable) Impact on
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$(1.1)	$1.1	Fair Value
Foreign currency denominated debt	2.5	(2.5)	Fair Value
Forward contracts in EUR(1)	(36.7)	36.7	Fair Value

Interest Rate Sensitivity:	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Favorable / (Unfavorable) Impact on
Debt - fixed rate	$(6.8)	$7.0	Fair Value
Debt - variable rate(2)	(1.1)	1.1	Cash Flow

(1)

Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)	Includes domestic and foreign debt.

ARVINMERITOR, INC.

At December 31, 2008, a 10% decrease in quoted currency exchange rates would result in potential gains of approximately $1.1 million and $36.7 million in forward contracts in USD and EUR, respectively; and a potential loss of approximately $2.5 million in foreign currency denominated debt.

At December 31, 2008, the fair value of debt outstanding was approximately $500 million. A 50 basis points decrease in quoted interest rates would result in favorable impacts of $7.0 million and $1.1 million in fixed rate debt and variable rate debt, respectively.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect the company’s internal control over financial reporting.

In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth in this Quarterly Report under Note 19 “Contingencies”, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Continued volume declines and potential disruptions in the credit markets due to the world-wide credit crisis may adversely affect our ability to fund our liquidity requirements and to meet our long-term commitments.

Significant volume decreases in the automotive and commercial vehicle markets continue to adversely affect the amount of cash flows generated from operations for meeting the needs of our business. If cash flows are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced during 2008 and into 2009, could adversely affect our ability to draw on our revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from ArvinMeritor and other borrowers within a short period of time.  Due to the bankruptcy of Lehman Brothers, for example, $36 million of the commitments on our revolving credit facility are unavailable. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

ARVINMERITOR, INC.

Financial difficulties facing other automotive companies may have an adverse impact on us.

A number of companies in the automotive industry are, and over the last several years have been, facing severe financial difficulties. As a result, there have been numerous recent bankruptcies of companies in the automotive industry. In addition, during the past several years, large U.S. OEMs, General Motors, Ford and Chrysler, have lost market share, particularly in the United States, and have had liquidity shortages which impacted their business. In particular, General Motors and Chrysler have been forced to accept short-term loans from the U.S. Federal government, which loans may be called if General Motors and Chrysler do not meet certain viability targets set forth in a plan presented to the government. Severe financial difficulties at any major automotive manufacturer or automotive supplier could have a significant disruptive effect on the automotive industry in general and on our business, including by leading to labor unrest, supply chain disruptions and weakness in demand.

The separation of our LVS business (excluding the Wheels business) from our CVS business may involve costs and uncertainties.

      In 2008, we announced our intent to separate our LVS and CVS businesses. Our original intention was to accomplish this through a spin off of the LVS business to our shareholders. However, due to the weakened financial market and other factors, we subsequently explored a sale of the entire LVS business (excluding the Wheels business) and were in negotiations to sell the business. In light of the unprecedented challenges in the credit markets and the volume weakness in our industry, we determined that in this financial environment we cannot capture the appropriate value for LVS by selling the business as a whole. Accordingly, we intend to pursue a sale of the Body Systems business separately when market conditions are appropriate and explore and evaluate strategic alternatives for a timely and orderly disposition of the Chassis Systems business. We continue to expect to retain the Wheels business. We continue to believe the separation of LVS and CVS represents a major step in our corporate transformation by improving corporate clarity and management focus. However, there are risks and uncertainties as to the timing and certainty of completion of any transaction, the terms upon which any sale agreement with respect to any portion of the business may be entered into and the amount of any exit costs. In addition, LVS results until closing of a transaction or the exit from a business will be included in our financial results. The LVS short-term outlook continues to be weak and is subject to significant risks, including potentially large reductions in volume and significant cash requirements, which could affect our financial condition.

Our liquidity, including our access to capital markets and financing, could be constrained by limitations in the overall credit market, our credit ratings, our ability to comply with financial covenants in our debt instruments, and our suppliers suspending normal trade credit terms on our purchases.

On January 12, 2009, Standard & Poor’s lowered our corporate credit rating to B from B+ and lowered the senior secured credit rating to BB- from BB. On January 13, 2009, Moody’s Investors Service lowered our corporate credit rating to B2 from B1 and lowered the senior secured credit rating to Ba2 from Ba1. Earlier, on December 23, 2008, Fitch Ratings had lowered our Issuer Default Ratings to B- from B. As a result of the current ratings, our cost to borrow under the revolving credit facility increased by 25 basis points. There are a number of factors, including our ability to achieve the intended benefits from restructuring and other strategic activities on a timely basis, that could result in further lowering of our credit ratings. The rating agencies’ opinions about our creditworthiness may also be affected by their views of conditions in the automotive and trucking industry generally, including their views concerning the financial condition of our major OEM customers. If the credit rating agencies perceive further weakening in the industry, they could lower our ratings. Further declines in our ratings could reduce our access to capital markets, further increase our borrowing costs and result in lower trading prices for our securities.

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

ARVINMERITOR, INC.

Declines in the Company’s Stock Price could have an Adverse Effect on Liquidity

Our common stock is currently listed on the New York Stock Exchange (the “NYSE”). The NYSE maintains continued listing requirements relating to, among other things, market capitalization and minimum stock price (including that the average closing price of common stock be not less than $1.00 for 30 consecutive trading days).  Although the company is currently in compliance with NYSE listing requirements, the company’s stock price has declined severely in recent months.  If in the future the company is unable to satisfy the NYSE criteria for continued listing, the company would be notified by the NYSE and given an opportunity to take corrective action.  If the company is not brought into compliance after the cure period (generally six months), the company’s stock could be subject to delisting.  A delisting of common stock could negatively impact the company by reducing the liquidity and market price of common stock and reducing the number of investors willing to hold or acquire common stock, which could negatively impact the company’s ability to raise additional funds through equity financing.

Item 5. Other Information

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. There are risks and uncertainties relating to the company’s announced plans for the Body Systems and Chassis businesses of LVS, including the timing and certainty of completion of any transaction, the terms upon which any sale agreement with respect to any portion of the business and the amount of any exit costs. In addition, actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market cycles and conditions, including the recent global economic crisis; whether our liquidity will continue to be affected by declining vehicle production volumes in the future; the financial condition of the company’s suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company’s debt; continued decline in the price of our common stock on the NYSE; the demand for commercial, specialty and light vehicles for which the company supplies products; availability and sharply rising costs of raw materials, including steel; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations and the ability to achieve the expected benefits of restructuring actions; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; the outcome of actual and potential product liability, warranty and recall claims; rising costs of pension and other postretirement benefits; and possible changes in accounting rules; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

ARVINMERITOR, INC.

Item 6. Exhibits

10	Letter Agreement, dated January 21, 2009, with former executive officer
12	Computation of ratio of earnings to fixed charges
23	Consent of Bates White LLC
31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act)
31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

ARVINMERITOR, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINMERITOR, INC.

Date: February 6, 2008	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: February 6, 2008	By:	/s/	J.A. Craig
J.A. Craig
Senior Vice President and Chief Financial Officer