Form 10-Q
period 2009-03-29
ARVINMERITOR INC
filed 2009-05-08
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 1-15983

ARVINMERITOR, INC.

(Exact name of registrant as specified in its charter)

Indiana	38-3354643
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2135 West Maple Road, Troy, Michigan	48084-7186
(Address of principal executive offices)	(Zip Code)

(248) 435-1000

(Registrant’s telephone number, including area code)

[None]

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes |X|                No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                             Yes |_|                No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer |X|                                                                                    Accelerated filer |_|

Non-accelerated filer |_| (Do not check if a smaller reporting company)     Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                             Yes |_|               No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2009
Common Stock, $1.00 par value per share	73,982,889 shares

INDEX

PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements:	Page
			No.
		Consolidated Statement of Operations - - Three and Six Months
		Ended March 31, 2009 and 2008	2

		Consolidated Balance Sheet - -
		March 31, 2009 and September 30, 2008	3

		Condensed Consolidated Statement of Cash Flows - -
		Six Months Ended March 31, 2009 and 2008	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	36

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	53

	Item 4.	Controls and Procedures	54

PART II.	OTHER INFORMATION:

	Item 1.	Legal Proceedings	54

	Item 1A.	Risk Factors	55

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

	Item 4.	Submission of Matters to a Vote of Security Holders	57

	Item 5.	Other Information	57

	Item 6.	Exhibits	58

Signatures			59

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Unaudited)
Sales	$1,110	$1,781	$2,480	$3,444
Cost of sales	(1,022)	(1,614)	(2,319)	(3,147)
GROSS MARGIN	88	167	161	297
Selling, general and administrative	(69)	(105)	(175)	(197)
Restructuring costs	(56)	(5)	(82)	(15)
Asset impairment charges	—	—	(279)	—
Other expense	(1)	(1)	(1)	(1)
OPERATING INCOME (LOSS)	(38)	56	(376)	84
Equity in earnings (losses) of affiliates	(3)	6	1	17
Interest expense, net	(23)	(20)	(45)	(47)
INCOME (LOSS) BEFORE INCOME TAXES	(64)	42	(420)	54
Benefit (provision) for income taxes	12	(14)	(633)	(24)
Minority interests	—	(4)	10	(7)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(52)	24	(1,043)	23
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	5	(4)	5	(15)
NET INCOME (LOSS)	$(47)	$20	$(1,038)	$8

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.72)	$0.33	$(14.41)	$0.32
Discontinued operations	0.07	(0.05)	0.07	(0.21)
Basic earnings (loss) per share	$(0.65)	$0.28	$(14.34)	$0.11

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.72)	$0.33	$(14.41)	$0.32
Discontinued operations	0.07	(0.05)	0.07	(0.21)
Diluted earnings (loss) per share	$(0.65)	$0.28	$(14.34)	$0.11

Basic average common shares outstanding	72.6	72.2	72.4	72.0
Diluted average common shares outstanding	72.6	72.5	72.4	72.5

Cash dividends per common share	$—	$0.10	$0.10	$0.20

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONSOLIDATED BALANCE SHEET

(in millions)

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$165	$497
Receivables, trade and other, net	783	1,114
Inventories	506	623
Other current assets	115	218
TOTAL CURRENT ASSETS	1,569	2,452
NET PROPERTY	530	775
GOODWILL	423	522
OTHER ASSETS	352	925
TOTAL ASSETS	$2,874	$4,674

LIABILITIES AND SHAREOWNERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$141	$240
Accounts payable	715	1,287
Other current liabilities	435	610
TOTAL CURRENT LIABILITIES	1,291	2,137
LONG-TERM DEBT	1,376	1,063
RETIREMENT BENEFITS	654	690
OTHER LIABILITIES	272	247
MINORITY INTERESTS	50	75
SHAREOWNERS’ EQUITY (DEFICIT):
Common stock (March 31, 2009 and September 30, 2008, 74.0 and 73.8 shares issued and outstanding, respectively)	72	72
Additional paid-in capital	628	625
Accumulated deficit	(1,073)	(7)
Treasury stock (March 31, 2009 and September 30, 2008, 0.1 shares)	—	(3)
Accumulated other comprehensive loss	(396)	(225)
TOTAL SHAREOWNERS’ EQUITY (DEFICIT)	(769)	462
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY (DEFICIT)	$2,874	$4,674

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Six Months Ended March 31,
	2009	2008
	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(1,038)	$8
Less: income (loss) from discontinued operations, net of tax	5	(15)
Income (loss) from continuing operations	(1,043)	23
Adjustments to income (loss) from continuing operations to arrive at cash used for operating activities:
Depreciation and amortization	50	68
Asset impairment charges	279	—
Deferred income tax expense	632	21
Restructuring costs, net of payments	41	(5)
Pension and retiree medical expense	43	52
Loss on debt extinguishment	—	3
Other adjustments to income (loss) from continuing operations	7	(8)
Pension and retiree medical contributions	(61)	(43)
Proceeds from terminations of interest rate swaps	—	28
Changes in off-balance sheet receivable securitization and factoring	(183)	197
Changes in assets and liabilities, excluding effects of acquisitions,
divestitures, foreign currency adjustments and discontinued operations	(197)	(430)
Operating cash flows used for continuing operations	(432)	(94)
Operating cash flows used for discontinued operations	(8)	(14)
CASH USED FOR OPERATING ACTIVITIES	(440)	(108)

INVESTING ACTIVITIES
Capital expenditures	(84)	(63)
Acquisitions of businesses and investments, net of cash acquired	—	(41)
Proceeds from disposition of property and businesses	2	8
Proceeds from investments and marketable securities	6	5
Net investing cash flows provided by discontinued operations	—	55
CASH USED FOR INVESTING ACTIVITIES	(76)	(36)

FINANCING ACTIVITIES
Borrowings on revolving credit facility, net	318	—
Borrowings (payments) on accounts receivable securitization program	(23)	128
Repayment of notes	(83)	(5)
Borrowings on lines of credit and other, net	6	4
Net change in debt	218	127
Debt issuance and extinguishment costs	—	(6)
Cash dividends	(8)	(15)
CASH PROVIDED BY FINANCING ACTIVITIES	210	106
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	(26)	6
CHANGE IN CASH AND CASH EQUIVALENTS	(332)	(32)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	497	409
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$165	$377

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

In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included the Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The results of operations for the six months ended March 31, 2009 are not necessarily indicative of the results for the full year.

The substantial uncertainty and significant deterioration in the worldwide credit markets, the global economic downturn and the current climate in the U.S. and other economies have severely diminished demand for the products of the company’s customers. As a result, commercial and light vehicle production and sales volumes have declined significantly in most markets. Management of the company believes volumes will continue to be at severely depressed levels and that the impact of these lower volumes will continue to impact the company’s profitability and cash flow for the remainder of fiscal year 2009 and possibly longer. The company’s cash and liquidity needs have been impacted by the level, variability and timing of its customers’ worldwide vehicle production and other factors outside of its control. In addition, although the company is pursuing a long term strategy to become primarily a commercial vehicle systems business, the financial and economic environment has made this difficult to accomplish in the short term and has left it with servicing the cash outflows of certain of its light vehicle businesses, which have been substantial. Cash flow in the first half of fiscal year 2009 was negatively affected by decreased earnings due to lower sales and will continue to be negatively impacted during the remainder of fiscal year 2009 due to expected production declines, the resulting restructurings and the current volatility in the financial markets, which could affect certain of the company’s customers or vendors. The company saw its usage of the revolving credit facility under its senior secured credit facility throughout the first half of the fiscal year increase significantly to meet working capital and other operational needs. At March 29, 2009, the company had $165 million in cash and cash equivalents and an undrawn amount of $311 million under the revolving credit facility. Availability under the revolving credit facility is subject to a senior secured debt to EBITDA ratio covenant, as defined in the agreement, which may limit borrowings under the agreement as of each quarter end. In addition to the factors described above, in the second quarter, the company’s credit rating was downgraded by credit rating agencies and there were significant declines in its stock price. It is possible the company may be required to obtain an amendment to the senior secured credit facility and its U.S. securitization facility by the end of its third fiscal quarter to allow additional flexibility under the senior secured debt to EBITDA covenant contained therein and, in the absence of a waiver, to prevent a default under such facilities. If such amendments or waivers are not necessary before the end of the third quarter, it is increasingly likely that the company will require them prior to the end of the fiscal year. If such amendments or waivers are needed and are not obtained, the lenders under these facilities could accelerate the company’s obligations, which, through cross defaults, could allow acceleration of obligations under certain of its other debt arrangements, including its outstanding convertible notes. If amendments or waivers are needed, the company would negotiate with the lenders under these facilities in order to obtain an amendment or waiver which would allow the required additional financial flexibility. We have had initial communications with the agent bank regarding a possible amendment or waiver consistent with others accomplished in the industry. However, there can be no assurances as to whether any such amendment or waiver may be obtained or, if obtained, whether the terms and restrictions of such amendment or waiver will be as favorable as current arrangements.

The company’s future liquidity is subject to a number of factors, including access to adequate funding under the senior secured credit facility, vehicle production schedules and customer demand and access to other borrowing arrangements such as factoring or securitization facilities. Even with an amendment or waiver to the senior secured credit facility and the U.S. securitization facility, after taking into account these and other factors, if the current trends in the automotive and commercial vehicle industries continue, management expects accessible liquidity over the next 12 months to be at severely diminished levels as compared to historical levels. Without additional liquidity enhancing actions or improvement in the current industry and financial environment, future levels of liquidity may not be sufficient to offset unforeseen negative trends or developments. The company may be required to take additional liquidity enhancing actions, including, without limitation, exploring asset sales or obtaining additional external sources of liquidity. There can be no assurances that the company will be able to execute these actions or that these actions will be sufficient if the company’s end markets do not recover. The accompanying financial statements have been prepared on a going concern basis which assumes that the company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. These financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30 and its fiscal year ends on the Sunday nearest September 30. The second quarter of fiscal years 2009 and 2008 ended on March 29, 2009 and March 30, 2008, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and March 31 are used consistently throughout this report to represent the fiscal year end and first quarter end, respectively.

2.  Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards and convertible securities, if applicable.

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Basic average common shares outstanding	72.6	72.2	72.4	72.0
Impact of restricted stock	—	0.3	—	0.5
Diluted average common shares outstanding	72.6	72.5	72.4	72.5

The potential effects of restricted stock and stock options were excluded from the diluted earnings per share calculation for the three and six months ended March 31, 2009 because their inclusion in a net loss period would reduce the net loss per share. Therefore, at March 31, 2009, options to purchase 1.9 million shares of common stock were excluded from the computation of diluted earnings per share. In addition, 1.3 million shares of restricted stock were excluded from the computation of diluted earnings per share at March 31, 2009. At March 31, 2008, options to purchase 2.0 million shares of common stock were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would be anti-dilutive. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the company’s average stock price during the quarter is less than the conversion price.

3.  New Accounting Standards

New accounting standards to be implemented:

On October 1, 2008, the company partially adopted as required, Statement of Financial Accounting Standards (SFAS) No. 157 – “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (FASB) approved FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157” that permits companies to partially defer the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. FAS 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for non-financial assets and non-financial liabilities that are remeasured at least annually. The company has elected to defer the adoption of SFAS No. 157 with respect to certain non-financial assets and liabilities as permitted by FSP No. 157-2.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. If a parent retains a noncontrolling equity investment in the former subsidiary, that investment is measured at its fair value. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and will be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements will be applied retrospectively for all periods presented. The company is currently assessing the potential impact of the standard on our financial condition and results of operations.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The company is currently evaluating the impact FSP 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. The company is currently evaluating the impact FSP APB 14-1 will have on our consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, with early application not permitted. The company is currently evaluating the impact of this FSP on our consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, and is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The company is currently evaluating the impact of this FSP on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009. The company is currently evaluating the impact of this FSP on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during all interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009. The company is currently evaluating the impact of this FSP on our consolidated financial statements.

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

The fair value of the company’s financial assets and liabilities that are recognized at fair value on a recurring basis at March 31, 2009 are as follows (in millions):

	Level 1	Level 2	Level 3

Financial Assets and Liabilities:
Foreign exchange forward contracts:
Assets	N/A	$6	N/A
Liabilities	N/A	32	N/A

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements” and key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The issuance of FSP No. 157-3 did not have any impact on the company’s results of operations or financial position.

On January 1, 2009, the company adopted, as required, the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” which requires expanded disclosures about derivative and hedging activities. SFAS No. 161 has the same scope as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material effect on the company’s financial statements other than providing certain enhanced disclosures. Refer to Note 17 for additional disclosure on derivative instruments and hedging activities.

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

Gross amounts due from EMCON were $5 million and $18 million at March 31, 2009 and September 30, 2008, respectively, and are included in receivables, trade and other, net in the consolidated balance sheet. Gross amounts due to EMCON were $13 million and $50 million at March 31, 2009 and September 30, 2008, respectively and are included in other current liabilities (see Note 14). The amounts due from (to) EMCON at March 31, 2009 and September 30, 2008 primarily relate to amounts received (paid), or expected to be received (paid), by EMCON associated with certain assets and liabilities of ET that were retained by the company.

The company paid approximately $15 million related to these amounts in the first six months of fiscal year 2009. During the second quarter of fiscal year 2009, the company recognized $6 million of pre-tax income related to changes in estimates and other adjustments to certain of these assets and liabilities. This amount is recorded in income (loss) from discontinued operations in the consolidated statement of operations.

During the second quarter of fiscal year 2008, the company received the final working capital adjustment of $28 million, which was based upon closing working capital at the time of sale of ET. In addition, pre-sale funding obligations, which were recorded as a receivable from EMCON and an offsetting payable in the consolidated balance sheet at September 30, 2007, were settled in the second quarter of fiscal year 2008. During the first quarter of fiscal year 2008, the company received sale proceeds from escrow in connection with the delayed legal closings of certain ET businesses.

During the first six months of fiscal year 2008, the company recognized approximately $11 million of pre-tax additional costs related to the sale of the ET business. These costs were primarily related to revised estimates for certain pre-sale liabilities retained by the company and are recorded in income (loss) from discontinued operations in the consolidated statement of operations.

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

At December 31, 2008, management determined certain impairment reviews were required due to declines in overall economic conditions including tightening credit markets, stock market declines and significant reductions in current and forecasted production volumes for light and commercial vehicles. As a result, the company recognized pre-tax, non-cash impairment charges of $209 million in the first quarter of fiscal year 2009, primarily related to the Light Vehicles Systems (LVS) segment. The estimated fair value of long-lived assets was calculated based on probability weighted cash flows taking into account current expectations for asset utilization and life expectancy. In addition, liquidation values were considered where appropriate, as well as indicated values from recent attempts to divest certain businesses.

The following table describes the significant components of long-lived asset impairments recorded during the first quarter of fiscal year 2009.

	CVS	LVS	Total
Land and buildings	$5	$41	$46
Other (primarily machinery and equipment)	3	154	157
Total assets impaired (1)	$8	$195	$203

(1) The company also recognized $6 million of non-cash impairment charges associated with certain corporate long-lived assets.

Net property at March 31, 2009 and September 30, 2008 is summarized as follows (in millions):

	March 31, 2009	September 30, 2008
Property at cost:
Land and land improvements	$48	$66
Buildings	284	368
Machinery and equipment	1,006	1,567
Company-owned tooling	165	231
Construction in progress	109	139
Total	1,612	2,371
Less accumulated depreciation	(1,082)	(1,596)
Net property	$530	$775

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

     During the first quarter of fiscal year 2009, both light and commercial vehicle industries experienced significant declines in overall economic conditions including tightening credit markets, stock market declines and significant reductions in current and forecasted production volumes for light and commercial vehicles. This, along with other factors, led to a significant decline in the company’s market capitalization subsequent to September 30, 2008. As a result, the company completed an impairment review of goodwill balances for its Commercial Vehicle Systems (CVS) and LVS reporting units during the first quarter of fiscal year 2009.

     Step one of the company’s first quarter goodwill impairment review indicated that the carrying value of the LVS reporting unit significantly exceeded its estimated fair value. As a result, the company recorded a $70 million non-cash impairment charge in the first quarter of fiscal year 2009 to write-off the entire goodwill balance of its LVS reporting unit. This charge is included in asset impairment charges in the consolidated statement of operations. The fair value of this reporting unit was estimated using earnings multiples and other available information, including indicated values from recent attempts to divest certain businesses. The company’s step one impairment review of goodwill associated with its CVS reporting unit did not indicate an impairment existed as of December 31, 2008.

     A summary of the changes in the carrying value of goodwill, by segment, is as follows (in millions):

	CVS	LVS	Total
Balance at September 30, 2008	$451	$71	$522
Impairment charge	—	(70)	(70)
Foreign currency translation	(28)	(1)	(29)
Balance at March 31, 2009	$423	$—	$423

7. Restructuring Costs

At March 31, 2009 and September 30, 2008, $48 million and $30 million, respectively, of restructuring reserves related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the six months ended March 31, 2009 are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Balance at September 30, 2008	$30	$—	$—	$30
Activity during the period:
Charges to continuing operations – Fiscal Year 2009 Actions	38	—	—	38
Charges to continuing operations – Performance Plus	22	6	16	44
Asset write-offs	—	(6)	—	(6)
Retirement plan curtailment charges (see Note 18)	—	—	(16)	(16)
Cash payments	(41)	—	—	(41)
Currency translation and other	(1)	—	—	(1)
Balance at March 31, 2009	$48	$—	$—	$48

Fiscal Year 2009 Actions: During the first six months of fiscal year 2009, the company approved certain restructuring actions in response to a significant decline in global market conditions. These actions primarily related to the reduction of approximately 2,850 salaried, hourly and temporary positions worldwide. The company recorded restructuring costs of $38 million associated with these actions during the first six months of fiscal year 2009. The company’s CVS and LVS segments recorded approximately $16 million and $18 million, respectively, of costs associated with this restructuring program in the first six months of fiscal year 2009, with the remaining costs recorded at corporate locations.

Performance Plus: During fiscal year 2007, the company launched a profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and rationalize certain global facilities. The company’s CVS and LVS businesses recorded $30 million and $14 million, respectively, of costs associated with this restructuring program during the first six months of fiscal year 2009. During the second quarter of fiscal year 2009, as part of Performance Plus, the company announced the closure of its CVS brakes plant in Tilbury, Ontario, Canada (Tilbury) and its LVS coil spring operations in Milton, Ontario, Canada (Milton). Costs associated with these closures included $18 million for estimated employee severance benefits, $16 million primarily associated with pension termination benefits (see Note 18) and $4 million associated with certain asset impairment charges. In addition, the company recognized approximately $6 million of costs, including asset impairment charges of $2 million, associated with previously announced plant closures.

Cumulative restructuring costs recorded for this program are $137 million as of March 31, 2009 and primarily relate to employee termination costs of $102 million in connection with a reduction of approximately 1,800 salaried and hourly employees, $16 million, primarily associated with pension termination benefits, asset impairment charges of $17 million and other shutdown costs of $2 million. Remaining costs of this restructuring program will be incurred over the next several years.

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

In the first quarter of fiscal year 2009, the company recorded a charge of $665 million to establish valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100% owned subsidiaries in France, Germany, Italy, and Sweden. In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), the company evaluates the deferred income taxes quarterly to determine if valuation allowances are required. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As previously disclosed in the fiscal year 2008 Form 10-K, the company had determined in prior periods that a valuation allowance was not necessary for the deferred tax assets in the U.S. based on several factors including: (a) numerous restructuring initiatives the company undertook in fiscal years 2007 and 2008, generating significant savings in future periods; (b) the expected recovery of the commercial vehicle market; (c) the implementation of a major cost reduction and value creation program to generate additional improvements in earnings in future periods and (d) the repatriation of foreign earnings, which would generate significant taxable income in fiscal year 2009 and reduce future net interest expense in certain tax jurisdictions.

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

 In the first six months of fiscal year 2009, the company recorded approximately $625 million of net unfavorable tax items discrete to this period primarily related to the valuation allowances recorded in certain jurisdictions and the tax effect of fixed asset impairments and restructuring charges. These discrete items increased the company’s effective tax rate for the six months ended March 31, 2009.

As of September 30, 2008, the company had approximately $131 million of gross unrecognized tax benefits of which $87 million represents the amount that, if recognized, would favorably affect the effective income tax rate in future periods. At March 31, 2009, the amount of gross unrecognized tax benefits and the amount that would favorably affect the effective income tax rate in future periods are $116 million and $30 million, respectively. The change in amount of tax benefits to be recognized in March 31, 2009 and September 30, 2008 is primarily due to the valuation allowances that were recorded during the period.

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

10. Accounts Receivable and Securitization and Factoring

Off-balance sheet arrangements

The company participates in an arrangement to sell trade receivables through certain of its European subsidiaries. Under the arrangement, the company sells, at any point in time, up to €125 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the company’s consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. Costs associated with this securitization arrangement were $3 million and $4 million for the six months ended March 31, 2009 and 2008, respectively, and are included in operating income (loss) in the consolidated statement of operations. The gross amount of proceeds received from the sale of receivables under this arrangement was $200 million and $326 million for the six months ended March 31, 2009 and 2008, respectively. The company’s retained interest in receivables sold was $11 million and $16 million at March 31, 2009 and September 30, 2008, respectively. The company had utilized, net of retained interests, €73 million ($98 million) and €114 million ($167 million) of this accounts receivable securitization facility as of March 31, 2009 and September 30, 2008, respectively.

In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored receivables excluded from accounts receivable was $128 million and $243 million at March 31, 2009 and September 30, 2008, respectively. Costs associated with these factoring arrangements were $3 million and $5 million for the six months ended March 31, 2009 and 2008, respectively, and are included in operating income (loss) in the consolidated statement of operations.

On-balance sheet arrangements

The company also participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. This program is provided on a committed basis by SunTrust Bank (with Three Pillars Funding LLC acting as the conduit lender) and expires in September 2009. The lender under this securitization program has notified the company that it does not intend to renew the facility when it expires in September 2009.Under this program, which was originally established in September 2005, amended in fiscal years 2006 and 2007, and renewed in fiscal year 2008, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. The maximum borrowing capacity under this program was voluntarily lowered from $175 million to $125 million during the second quarter of fiscal year 2009. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet (see Note 16). At March 31, 2009 and September 30, 2008, the company had utilized $88 million and $111 million, respectively, of this accounts receivable securitization facility. Borrowings under this arrangement are collateralized by approximately $163 million of receivables held at ARC at March 31, 2009. This arrangement, as most recently renewed, includes the same financial covenants as the company’s senior secured credit facility (see Note 16).

11. Inventories

Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	March 31,	September 30,
	2009	2008
Finished goods	$202	$237
Work in process	65	102
Raw materials, parts and supplies	239	284
Total	$506	$623

12. Other Current Assets

Other current assets are summarized as follows (in millions):

	March 31,	September 30,
	2009	2008
Current deferred income tax assets, net (see Note 8)	$15	$110
Customer reimbursable tooling and engineering	25	27
Asbestos-related recoveries (see Note 19)	8	8
Deposits and collateral	23	19
Prepaid income taxes	23	31
Investment in debt defeasance trust (see Note 16)	—	6
Prepaid and other	21	17
Other current assets	$115	$218

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

13. Other Assets

Other assets are summarized as follows (in millions):

	March 31,	September 30,
	2009	2008
Non-current deferred income tax assets, net (see Note 8)	$70	$530
Investments in non-consolidated joint ventures	119	134
Assets for uncertain tax positions (see Note 8)	22	34
Long-term receivables (see Note 15)	—	45
Prepaid pension costs (see Note 18)	1	25
Unamortized debt issuance costs	26	29
Capitalized software costs, net	22	25
Asbestos-related recoveries (see Note 19)	45	44
Note receivable due from EMCON, net of discount	15	13
Other	32	46
Other assets	$352	$925

The long-term receivable of $45 million at September 30, 2008 was related to certain Canadian income tax payments made by the company on behalf of Rockwell Automation, Inc. (Rockwell). Prior to the spin-off of the automotive business to Meritor (a predecessor of the company) from Rockwell International (now Rockwell Automation, Inc.) in fiscal year 1997, a Tax Allocation Agreement was signed between Rockwell and Meritor. Subsequent to the spin-off, the Canadian Revenue Agency (CRA) began performing a Canadian Tax audit over certain of the company’s financing activities. As a result, the CRA issued tax reassessments to ArvinMeritor, for which Rockwell was liable under the Tax Allocation Agreement. ArvinMeritor appealed the reassessments on behalf of Rockwell. Between fiscal years 2004 and 2008, Rockwell transferred funds to ArvinMeritor to cover the required tax payments while the appeal was pending. At that time, ArvinMeritor recorded a long-term receivable and corresponding liability (see Note 15) for these funds in the company’s consolidated balance sheet. During the second quarter of fiscal year 2009, the appeal was resolved and a majority of the long-term receivable and liability were settled. The remaining receivable and liability of approximately $5 million are expected to settle during the third quarter of fiscal year 2009.

The note receivable due from EMCON bears interest at a rate of 4 percent per annum and is payable in June 2012 or earlier upon a change in control. EMCON may prepay the note at any time. The company recorded the note, net of a $7 million and $8 million discount at March 31, 2009 and September 30, 2008, respectively, to reflect the difference between the stated rate per the agreement of 4 percent and the effective interest rate of approximately 9 percent. This discount will be amortized over the term of the note as interest income.

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

Patents, licenses and other intangible assets were $7 million and $6 million at March 31, 2009 and September 30, 2008, respectively, and are amortized over their contractual or estimated useful lives, as appropriate. The company anticipates amortization expense for patents, licenses and other intangible assets of approximately $6 million to be recorded over the remaining five years of the assets’ useful lives.

14. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	March 31,	September 30,
	2009	2008

Compensation and benefits	$152	$239
Due to EMCON (see Note 4)	13	50
Income taxes (see Note 8)	13	35
Taxes other than income taxes	39	54
Product warranties	42	58
Restructuring (see Note 7)	48	30
Foreign currency hedge contracts (see Note 17)	28	16
Reserve for commercial dispute	—	25
Asbestos-related liabilities (see Note 19)	14	15
Interest	6	7
Environmental (see Note 19)	8	8
Other	72	73
Other current liabilities	$435	$610

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

A summary of the changes in product warranties is as follows (in millions):

	Six Months Ended
	March 31,
	2009	2008
Total product warranties – beginning of period	$102	$103
Accruals for product warranties	22	29
Payments	(19)	(34)
Foreign currency translation	(7)	4
Change in estimates and other	(8)	(6)
Total product warranties – end of period	90	96
Less: Non-current product warranties (see Note 15)	(48)	(46)
Product warranties – current	$42	$50

15. Other Liabilities

Other liabilities are summarized as follows (in millions):

	March 31,	September 30,
	2009	2008
Asbestos-related liabilities (see Note 19)	$58	$54
Non-current deferred income tax liabilities (see Note 8)	67	4
Liabilities for uncertain tax positions (see Note 8)	58	52
Product warranties (see Note 14)	48	44
Environmental (see Note 19)	9	10
Long-term payable (see Note 13)	—	45
Other	32	38
Other liabilities	$272	$247

16. Long-Term Debt

Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	March 31,	September 30,
	2009	2008
7-1/8 percent notes due March 2009	$—	$6
6.8 percent notes due February 2009	—	77
8-3/4 percent notes due 2012	276	276
8-1/8 percent notes due 2015	251	251
4.625 percent convertible notes due 2026(1)	300	300
4.0 percent convertible notes due 2027(1)	200	200
Revolving credit facility	318	—
Accounts receivable securitization (see Note 10)	88	111
Lines of credit and other	58	52
Unamortized gain on swap unwind	26	30
Subtotal	1,517	1,303
Less: current maturities	(141)	(240)
Long-term debt	$1,376	$1,063

(1) The 4.625 percent and 4.0 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively (see Convertible Securities below).

Debt Securities

In February and March 2009, the company repaid the $77 million outstanding 6.8 percent notes and the $6 million outstanding 7 1/8 percent notes, respectively. Both notes were repaid in full upon maturity and no gain or loss on debt extinguishment was recognized for either transaction.

Senior Secured Credit Facilities

The company has a $700 million revolving credit facility, which matures in June 2011. Due to the bankruptcy of Lehman Brothers in 2008, $34 million of these commitments are unavailable. The remaining amount of availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. These financial covenants are based on (i) the ratio of the company’s senior secured indebtedness to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total senior secured-debt-to-EBITDA ratio, as defined in the agreement, no greater than 2.50 to 1 on the last day of any fiscal quarter through and including the fiscal quarter ending March 31, 2009 and (ii) 2.00 to 1 on the last day of any fiscal quarter thereafter. At March 31, 2009, the company was in compliance with all covenants.

The revolving credit facility includes a $150 million limit on the issuance of letters of credit. At March 31, 2009 and September 30, 2008, approximately $37 million and $38 million of letters of credit were issued, respectively. The company had an additional $10 million and $13 million outstanding at March 31, 2009 and September 30, 2008, respectively, on letters of credit available through other facilities.

Borrowings under the revolving credit facility are collateralized by approximately $637 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facility. At March 31, 2009, the margin over the LIBOR rate was 275 basis points, and the commitment fee was 50 basis points.

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

Investment in Debt Defeasance Trust

The company had $6 million of U.S. government securities in an irrevocable trust, for the sole purpose of funding payments of principal and interest through the stated maturity on the $6 million of outstanding 7-1/8 percent notes due March 2009, in order to defease certain covenants under the associated indenture. As these securities were restricted and could only be withdrawn and used for payments of the principal and interest on the aforementioned notes, the assets of the trust were recorded in Other Current Assets (see Note 12) in the consolidated balance sheet. As this debt matured during the second quarter of fiscal year 2009, it was repaid with the securities in the trust.

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

•	during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 initial principal amount of notes is equal to or less than 97 percent of the average conversion value of the notes during such five consecutive trading day period;

•	upon the occurrence of specified corporate transactions, including, without limitation, a Change of Control and Termination of Trading (as defined therein); or

•	if the notes are called by the company for redemption.

     Redemption Features – convertible securities

On or after February 15, 2019, the company may redeem the 2007 convertible notes, in whole or in part, for cash at a redemption price equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest. On each of February 15, 2019 and 2022, or upon certain fundamental changes (which include a Change of Control and Termination of Trading, as defined therein), holders may require the company to purchase all or a portion of their 2007 convertible notes at a purchase price in cash equal to 100 percent of the accreted principal amount plus any accrued and unpaid interest.

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

Accounts Receivable Securitization

The company participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs (see Note 10). This program is provided on a committed basis by SunTrust Bank (with Three Pillars Funding LLC acting as the conduit lender) and expires in September 2009. The lender under this securitization program has notified the company that it does not intend to renew the facility when it expires in September 2009.The weighted average interest rate on borrowings under this arrangement was approximately 3.04% percent at March 31, 2009. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by $163 million of eligible receivables purchased and held by ARC at March 31, 2009. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At March 31, 2009, the company was in compliance with all covenants. This program, as most recently renewed, includes the same financial covenants as the company’s senior secured credit facility agreement.

Related Parties

A 57-percent owned consolidated joint venture of the company has a $6 million, 6.5-percent loan with its minority partner. This loan matures in March 2010 and is included in short-term debt in the consolidated balance sheet.

Interest Rate Swap Agreements

In January 2008, the company terminated all of its interest rate swap agreements and received proceeds from these terminations, including interest received, of $28 million. The unamortized fair value adjustment of the notes associated with these and previous interest rate swap terminations was $26 million and $30 million at March 31, 2009 and September 30, 2008, respectively. The fair value adjustment of the notes is classified as long-term debt in the consolidated balance sheet and is amortized to earnings as a reduction of interest expense over the remaining term of the debt.

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

Under this program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the consolidated balance sheet and is recognized in operating income when the underlying forecasted transaction impacts earnings. The fair values of derivative instruments are presented on a gross basis as the company does not have any derivative contracts which are subject to master netting arrangements. The company does not have any hedges that required the posting of collateral as of March 31, 2009.

The company’s foreign exchange contracts generally mature within 12-18 months. At March 31, 2009 and September 30, 2008, the company had outstanding contracts with notional amounts of $243 million and $422 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Swedish Krona, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair values of derivative instruments in the consolidated balance sheet at March 31, 2009 are as follows (in millions):

	Asset Derivatives		Liability Derivatives
	Classification	Fair Value	Classification	Fair Value
Foreign exchange contracts:
Derivatives designated as hedging instruments under FASB Statement No. 133	Other current assets	$6	Other current liabilities	$25
			Other liabilities	4
Total		$6		$29
Derivatives not designated as hedging instruments under FASB Statement No. 133			Other current liabilities	$3

Total derivatives		$6		$32

The effect of derivative instruments on comprehensive income (loss) for the three and six months ended March 31, 2009 is as follows (in millions):

		Amount of Gain (Loss) at March 31, 2009
	Location of	Three	Six
	Gain (Loss)	Months Ended	Months Ended

Amount of gain (loss) recognized in AOCL (effective portion)	AOCL	$12	$(26)
Amount of loss reclassified from AOCL into income (effective portion)	Cost of sales	$(6)	$(16)
Amount of gain (loss) recognized in income on derivatives not designated as hedging instruments and on discontinuance of cash flow hedges	Cost of sales	$1	$(3)

At March 31, 2009 and September 30, 2008, there was a loss of $17 million and $10 million, respectively, recorded in AOCL. The company expects to reclassify this amount from AOCL to operating income during the next eighteen months as the forecasted hedged transactions are recognized in earnings.

The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	March 31,		September 30,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$165	165	497	497
Foreign exchange contracts - asset	6	6	4	4
Investment in debt defeasance trust	—	—	6	6
Foreign exchange contracts - liability	32	32	16	16
Short-term debt	141	141	240	240
Long-term debt	1,376	597	1,063	882

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

18. Retirement Benefit Liabilities

Retirement benefit liabilities consisted of the following (in millions):

	March 31,	September 30,
	2009	2008
Retiree medical liability	$536	$568
Pension liability	139	135
Other	34	42
Subtotal	709	745
Less: current portion (included in compensation and benefits)	(55)	(55)
Retirement benefit liabilities	$654	$690

The components of net periodic pension and retiree medical expense for the three months ended March 31 are as follows:

	2009		2008
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$5	$—	$7	$—
Interest cost	27	10	26	9
Assumed return on plan assets	(31)	—	(31)	—
Amortization of prior service costs	1	(2)	1	(2)
Recognized actuarial loss	5	7	9	7
Total expense	$7	$15	$12	$14

The components of net periodic pension and retiree medical expense for the six months ended March 31 are as follows:

	2009		2008
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$10	$1	$14	$1
Interest cost	54	19	52	18
Assumed return on plan assets	(62)	—	(63)	—
Amortization of prior service costs	1	(4)	2	(4)
Recognized actuarial loss	10	14	18	14
Total expense	$13	$30	$23	$29

The company recognizes the funded status of its benefit plans in accordance with the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” The company elected to adopt the measurement date provisions of SFAS No. 158 at October 1, 2008. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year-end. Using the “one-measurement” approach, the impact of adopting the measurement date provisions of SFAS No. 158 at October 1, 2008 was an increase to accumulated deficit of approximately $20 million ($20 million after-tax), representing the net periodic benefit cost for the period between the measurement date utilized in fiscal year 2008 and the beginning of fiscal year 2009, which previously would have been expensed in the first quarter of fiscal year 2009 on a delayed basis.

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

On February 24, 2009, the company announced the closure of its CVS brakes plant in Tilbury, Ontario, Canada. All salaried and hourly employees at this facility participate in both a salaried or hourly pension plan and a retiree medical plan. The expected closure of this facility triggered plan curtailments requiring the remeasurement of each plan. The measurement date of these valuations was February 28, 2009. SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” requires a plan curtailment loss to be recognized in earnings when it is probable that a curtailment will occur and the effects are reasonably estimable. Including termination benefits of approximately $15 million required to be paid under the terms of the plans, the company recognized plan curtailment losses of approximately $16 million, which were recorded in restructuring costs (see Note 7) in the consolidated statement of operations. Additionally, the remeasurements resulted in an $11 million ($8 million after-tax) increase in the projected benefit obligation (PBO), offset by a $7 million ($5 million after-tax) decrease in the APBO. The net increase in the benefit obligation was reflected as an increase in actuarial losses that will be amortized into expense over the plan participants’ average remaining life expectancy of approximately 20 years. The remeasurement of these plans resulted in a reduction of the prepaid pension costs (see Note 13) of $25 million.

On March 5, 2009, the company announced its plans to close its LVS coil spring operations in Milton, Ontario, Canada. This expected closure also triggered a plan curtailment, which was not significant to the company’s results of operations for the three months ended March 31, 2009. The terms of the plans provide for certain termination benefits which are subject to various benefit elections by the affected employees. In addition, certain terms associated with the plant closure are subject to further negotiations with the Canadian Auto Workers (CAW) union. Depending upon the outcome of these matters, the company estimates the range of termination benefits to be between zero and $5 million, which will be recognized as expense in the consolidated statement of operations when the amount can be reasonably estimated.

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

The company has been designated as a potentially responsible party at seven Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at March 31, 2009 to be approximately $21 million, of which $3 million is recorded as a liability.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2009 to be approximately $56 million, of which $14 million is recorded as a liability.

Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $7 million at March 31, 2009. The undiscounted estimate of these costs is approximately $10 million.

Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2008	$3	$15	$18
Payments	—	(2)	(2)
Change in cost estimates	—	1	1
Balance at March 31, 2009	$3	$14	$17

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

Asbestos

Maremont Corporation (“Maremont”), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 30,000 pending asbestos-related claims at March 31, 2009 down from approximately 35,000 at September 30, 2008. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2009	September 30, 2008
Asbestos-related reserves for pending and future claims	$55	$53
Asbestos-related recoveries	36	36

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

Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next ten years of $52 million to $61 million. After consultation with Bates White, Maremont determined that as of March 31, 2009, the most likely and probable liability for pending and future claims over the next ten years is $52 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

Assumptions: The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•

Pending and future claims were estimated for a ten year period ending in fiscal year 2019. The forecast period used to estimate a reasonably possible range of claims was increased from four years at March 2008 to ten years at September 30, 2008. Maremont has reached certain longer-term agreements with key plaintiff law firms that make payments beyond the four year period more reasonably estimable. In addition, filings of mesothelioma claims have been relatively stable over the last four years resulting in an improvement in the reliability of future projections over a longer time period;

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

The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. Accordingly, the company has recorded a $17 million and $16 million liability for defense and indemnity costs associated with these claims at March 31, 2009 and September 30, 2008, respectively. The accrual estimates are based on historical data and certain assumptions with respect to events that may occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on the company’s experience defending these asbestos claims, the company does not believe these lawsuits will have a material adverse effect on its financial condition or results of operations.

Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, the company expects to recover the majority of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and a substantial portion of the costs for defending asbestos claims going forward. Accordingly, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $17 million and $16 million at March 31, 2009 and September 30, 2008, respectively.

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

Other

On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. The company intends to vigorously defend the claims raised in all of these actions. The Antitrust Division of the U.S. Department of Justice (DOJ) is also investigating the allegations raised in these suits. The DOJ has issued subpoenas to certain employees of the defendants, which include the company. The company is fully cooperating with the investigation. The company is unable to estimate a range of exposure, if any, at this time.

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

20. Comprehensive Income (Loss)

On an annual basis, disclosure of comprehensive income (loss) is incorporated into the Consolidated Statement of Shareowners’ Equity (Deficit). This statement is not presented on a quarterly basis. Comprehensive income includes net income (loss) and components of other comprehensive income (loss), such as foreign currency translation adjustments, employee benefit related adjustments and unrealized gains and losses on derivatives and equity securities.

Comprehensive income (loss) is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income (loss)	$(47)	$20	$(1,038)	$8
Foreign currency translation adjustments	(11)	52	(168)	82
Unrealized gain (loss) on investments and foreign currency contracts, net	16	(7)	(9)	(13)
Adjustment to apply measurement date provisions of SFAS No. 158, net of tax	—	—	9	—
Employee benefit related adjustments, net of tax	(3)	—	(3)	(3)
Comprehensive income (loss)	$(45)	$65	$(1,209)	$74

21. Business Segment Information

The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s chief operating decision maker (CODM) is the Chief Executive Officer.

The company reports operating results under two segments: Commercial Vehicle Systems (CVS) and Light Vehicle Systems (LVS). CVS supplies drivetrain systems and components, including axles and drivelines, braking systems and suspension systems, for medium- and heavy-duty trucks, trailers and specialty vehicles to original equipment manufacturers (OEMs) and the commercial vehicle aftermarket. LVS is a major supplier of aperture systems (roof and door systems), chassis systems (ride control, suspension systems and modules) and wheel products for passenger cars, motorcycles and all-terrain vehicles, light trucks and sport utility vehicles to OEMs.

The company measures segment operating performance based on earnings before interest, taxes, depreciation and amortization and loss on sale of receivables (EBITDA). The company uses EBITDA as the primary basis for the CODM to evaluate the performance of each of the company’s reportable segments.

The accounting policies of the segments are the same as those applied in the Consolidated Financial Statements, except for the use of EBITDA. The company may allocate certain common costs, primarily corporate functions, between the segments differently than the company would for stand alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal and human resources. The company does not allocate interest expense and certain legacy and other corporate costs not directly associated with the segments’ EBITDA. In anticipation of the planned separation of the light vehicles business from the company, LVS started building its own corporate functions during the fourth quarter of fiscal year 2008 and utilization of common corporate resources by LVS has decreased in the first six months of fiscal year 2009. The company completed an analysis during the three months ended March 31, 2009, and modified its methodology for allocating certain corporate costs to its CVS and LVS segments. Under the revised allocation methodology the company estimates that $1 million of corporate costs per quarter represents a reasonable allocation of common corporate costs to LVS going forward. The company has adjusted the allocation of common corporate costs retroactively to the beginning of the fiscal year resulting in an increase of $6 million to LVS EBITDA (and a corresponding decrease to CVS EBITDA) for the three months ended December 31, 2008. The revised allocations are reflected in the segment EBITDA amounts shown below.

Segment information is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Sales:
Commercial Vehicle Systems	$739	$1,192	$1,695	$2,272
Light Vehicle Systems	371	589	785	1,172
Total sales	$1,110	$1,781	$2,480	$3,444
Segment EBITDA:
Commercial Vehicle Systems	$15	$84	$45	$155
Light Vehicle Systems	(29)	19	(331)	21
Segment EBITDA (1)	(14)	103	(286)	176
Unallocated corporate costs	(7)	(4)	(23)	(5)
Depreciation and amortization	(18)	(36)	(50)	(68)
Loss on sale of receivables	(2)	(5)	(6)	(9)
Interest expense, net	(23)	(20)	(45)	(47)
Benefit (provision) for income taxes	12	(14)	(633)	(24)
Income (loss) from continuing operations	$(52)	$24	$(1,043)	$23

	March 31,	September 30,
	2009	2008
Segment Assets:
Commercial Vehicle Systems	$2,014	$2,591
Light Vehicle Systems	689	1,072
Total segment assets(2)	2,703	3,663
Corporate	171	1,011
Total assets	$2,874	$4,674

(1) Segment EBITDA results for the six months ended March 31, 2009 reflect $273 million of non-cash impairment charges recognized in the first quarter of fiscal year 2009 (see Notes 5 and 6).

(2) At March 31, 2009 and September 30, 2008, segment assets include $163 million and $212 million, respectively, of receivables sold to ARC under the U.S. accounts receivable securitization agreement (see Note 10).

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

In lieu of providing separate financial statements for the Guarantors, the company has included the accompanying condensed consolidating financial statements. These condensed consolidating financial statements are presented on the equity method of accounting. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the parent’s share of the subsidiary’s cumulative results of operations, capital contributions and distributions and other equity changes. The Guarantor subsidiaries are combined in the condensed consolidating financial statements.

Condensed Consolidating Statement of Operations
(In millions)

	Three Months Ended March 31, 2009
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$484	$626	$—	$1,110
Subsidiaries	—	19	52	(71)	—
Total sales	—	503	678	(71)	1,110
Cost of sales	(7)	(422)	(664)	71	(1,022)
GROSS MARGIN	(7)	81	14	—	88
Selling, general and administrative	(8)	(20)	(41)	—	(69)
Restructuring costs	(1)	(3)	(52)	—	(56)
Other expense	(1)	(1)	1	—	(1)
OPERATING INCOME (LOSS)	(17)	57	(78)	—	(38)
Equity in losses of affiliates	—	(2)	(1)	—	(3)
Other income (expense), net	23	37	(60)	—	—
Interest income (expense), net	(25)	13	(11)	—	(23)
INCOME (LOSS) BEFORE INCOME TAXES	(19)	105	(150)	—	(64)
Benefit (provision) for income taxes	—	(10)	22	—	12
Equity income from continuing operations of subsidiaries	(33)	(404)	—	437	—
LOSS FROM CONTINUING OPERATIONS	(52)	(309)	(128)	437	(52)
INCOME FROM DISCONTINUED OPERATIONS	5	9	8	(17)	5
NET LOSS	$(47)	$(300)	$(120)	$420	$(47)

Condensed Consolidating Statement of Operations
(In millions)

	Three Months Ended March 31, 2008
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$564	$1,217	$—	$1,781
Subsidiaries	—	28	73	(101)	—
Total sales	—	592	1,290	(101)	1,781
Cost of sales	(14)	(534)	(1,167)	101	(1,614)
GROSS MARGIN	(14)	58	123	—	167
Selling, general and administrative	(22)	(44)	(39)	—	(105)
Restructuring costs	—	(1)	(4)	—	(5)
Other expense	(1)	—	—	—	(1)
OPERATING INCOME (LOSS)	(37)	13	80	—	56
Equity in earnings of affiliates	—	3	3	—	6
Other income (expense), net	30	(14)	(16)	—	—
Interest income (expense), net	(15)	(23)	18	—	(20)
INCOME (LOSS) BEFORE INCOME TAXES	(22)	(21)	85	—	42
Benefit (provision) for income taxes	7	4	(25)	—	(14)
Minority interests	—	—	(4)	—	(4)
Equity income from continuing operations of subsidiaries	39	51	—	(90)	—
INCOME FROM CONTINUING OPERATIONS	24	34	56	(90)	24
LOSS FROM DISCONTINUED OPERATIONS	(4)	(2)	(3)	5	(4)
NET INCOME	$20	$32	$53	$(85)	$20

Condensed Consolidating Statement of Operations
(In millions)

	Six Months Ended March 31, 2009
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,012	$1,468	$—	$2,480
Subsidiaries	—	49	114	(163)	—
Total sales	—	1,061	1,582	(163)	2,480
Cost of sales	(17)	(923)	(1,542)	163	(2,319)
GROSS MARGIN	(17)	138	40	—	161
Selling, general and administrative	(37)	(59)	(79)	—	(175)
Restructuring costs	(4)	(14)	(64)	—	(82)
Asset impairment charges	(6)	(112)	(161)	—	(279)
Other expense	(1)	—	—	—	(1)
OPERATING LOSS	(65)	(47)	(264)	—	(376)
Equity in earnings (losses) of affiliates	—	(3)	4	—	1
Other income (expense), net	23	32	(55)	—	—
Interest income (expense), net	(50)	25	(20)	—	(45)
INCOME (LOSS) BEFORE INCOME TAXES	(92)	7	(335)	—	(420)
Provision for income taxes	(471)	(129)	(33)	—	(633)
Minority interest	—	—	10	—	10
Equity income from continuing operations of subsidiaries	(480)	(397)	—	877	—
LOSS FROM CONTINUING OPERATIONS	(1,043)	(519)	(358)	877	(1,043)
INCOME FROM DISCONTINUED OPERATIONS	5	9	8	(17)	5
NET LOSS	$(1,038)	$(510)	$(350)	$860	$(1,038)

Condensed Consolidating Statement of Operations
(In millions)

	Six Months Ended March 31, 2008
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,089	$2,355	$—	$3,444
Subsidiaries	—	60	139	(199)	—
Total sales	—	1,149	2,494	(199)	3,444
Cost of sales	(21)	(1,044)	(2,281)	199	(3,147)
GROSS MARGIN	(21)	105	213	—	297
Selling, general and administrative	(42)	(77)	(78)	—	(197)
Restructuring costs	—	(1)	(14)	—	(15)
Other expense	(1)	—	—	—	(1)
OPERATING INCOME (LOSS)	(64)	27	121	—	84
Equity in earnings of affiliates	—	8	9	—	17
Other income (expense), net	30	(18)	(12)	—	—
Interest expense, net	(40)	(3)	(4)	—	(47)
INCOME (LOSS) BEFORE INCOME TAXES	(74)	14	114	—	54
Benefit (provision) for income taxes	22	(10)	(36)	—	(24)
Minority interests	—	—	(7)	—	(7)
Equity income from continuing operations of subsidiaries	75	69	—	(144)	—
INCOME FROM CONTINUING OPERATIONS	23	73	71	(144)	23
LOSS FROM DISCONTINUED OPERATIONS	(15)	(14)	(10)	24	(15)
NET INCOME	$8	$59	$61	$(120)	$8

Condensed Consolidating Balance Sheet
(In millions)

	March 31, 2009
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$17	$3	$145	$—	$165
Receivables, net	(3)	80	706	—	783
Inventories	—	189	317	—	506
Other current assets	72	(41)	84	—	115
TOTAL CURRENT ASSETS	86	231	1,252	—	1,569
NET PROPERTY	10	299	221	—	530
GOODWILL	—	275	148	—	423
OTHER ASSETS	140	140	72	—	352
INVESTMENTS IN SUBSIDIARIES	773	(333)	—	(440)	—
TOTAL ASSETS	$1,009	$612	$1,693	$(440)	$2,874

CURRENT LIABILITIES
Short-term debt	$1	$—	$140	$—	$141
Accounts payable	31	182	502	—	715
Other current liabilities	100	50	285	—	435
TOTAL CURRENT LIABILITIES	132	232	927	—	1,291
LONG-TERM DEBT	1,374	—	2	—	1,376
RETIREMENT BENEFITS	481	—	173	—	654
INTERCOMPANY PAYABLE (RECEIVABLE)	(352)	(487)	839	—	—
OTHER LIABILITIES	143	108	21	—	272
MINORITY INTERESTS	—	—	50	—	50
SHAREOWNERS’ EQUITY (DEFICIT)	(769)	759	(319)	(440)	(769)
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY (DEFICIT)	$1,009	$612	$1,693	$(440)	$2,874

Condensed Consolidating Balance Sheet
(In millions)

	September 30, 2008
	Parent	Guarantors	Non- Guarantors	Elims		Consolidated
CURRENT ASSETS
Cash and cash equivalents	$174	$24	$299		$—	$497
Receivables, net	(1)	86	1,029		—	1,114
Inventories	—	207	416		—	623
Other current assets	37	68	113		—	218
TOTAL CURRENT ASSETS	210	385	1,857		—	2,452
NET PROPERTY	10	185	580		—	775
GOODWILL	—	345	177		—	522
OTHER ASSETS	484	149	292		—	925
INVESTMENTS IN SUBSIDIARIES	1,516	608	—		(2,124)	—
TOTAL ASSETS	$2,220	$1,672	$2,906		$(2,124)	$4,674

CURRENT LIABILITIES
Short-term debt	$85	$—	$155	$		$240
Accounts payable	57	275	955		—	1,287
Other current liabilities	99	95	416		—	610
TOTAL CURRENT LIABILITIES	241	370	1,526		—	2,137
LONG-TERM DEBT	1,060	—	3		—	1,063
RETIREMENT BENEFITS	504	—	186		—	690
INTERCOMPANY PAYABLE (RECEIVABLE)	(144)	(419)	563		—	—
OTHER LIABILITIES	97	130	20		—	247
MINORITY INTERESTS	—	—	75		—	75
SHAREOWNERS’ EQUITY	462	1,591	533		(2,124)	462
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,220	$1,672	$2,906		$(2,124)	$4,674

Condensed Consolidating Statement of Cash Flows
(In millions)

	Six Months Ended March 31, 2009
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS USED FOR OPERATING ACTIVITIES	$(129)	$(1)	$(310)	$—	$(440)

INVESTING ACTIVITIES
Capital expenditures	(1)	(20)	(63)	—	(84)
Proceeds from investments and marketable securities	6	—	—	—	6
Proceeds from disposition of property and businesses	—	—	2	—	2
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	5	(20)	(61)	—	(76)

FINANCING ACTIVITIES
Payments on account receivable securitization program	—	—	(23)	—	(23)
Borrowings on revolving credit facility, net	318	—	—	—	318
Repayment of notes	(83)	—	—	—	(83)
Borrowings on lines of credit and other, net	—	—	6	—	6
Intercompany advances	(260)	—	260	—	—
Cash dividends	(8)	—	—	—	(8)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(33)	—	243	—	210

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(26)	—	(26)

CHANGE IN CASH AND CASH EQUIVALENTS	(157)	(21)	(154)	—	(332)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174	24	299	—	497
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17	$3	$145	$—	$165

Condensed Consolidating Statement of Cash Flows
(In millions)

	Six Months Ended March 31, 2008
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(16)	$12	$(104)	$—	$(108)

INVESTING ACTIVITIES
Capital expenditures	(1)	(14)	(48)	—	(63)
Acquisitions of businesses and investments, net of cash acquired	—	—	(41)	—	(41)
Proceeds from disposition of property and businesses	7	—	1	—	8
Proceeds from marketable securities	5	—	—	—	5
Net investing cash flows provided by discontinued operations	—	3	52	—	55
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	11	(11)	(36)	—	(36)

FINANCING ACTIVITIES
Borrowings on account receivable securitization program	—	—	128	—	128
Repayment of notes	(5)	—	—	—	(5)
Borrowings on lines of credit and other, net	—	—	4	—	4
Debt issuance and extinguishment costs	(6)	—	—	—	(6)
Cash dividends	(15)	—	—	—	(15)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(26)	—	132	—	106

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH	—	—	6	—	6

CHANGE IN CASH AND CASH EQUIVALENTS	(31)	1	(2)	—	(32)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	182	5	222	—	409
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$151	$6	$220	$—	$377

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

In 2008, we announced our intention to separate our Light Vehicle Systems (LVS) and Commercial Vehicle Systems (CVS) businesses. We subsequently attempted to complete the separation through a spin-off of the LVS business via a tax-free distribution to ArvinMeritor stockholders. The unprecedented challenges in the credit markets, deterioration in the automotive markets and other factors prompted us to investigate other alternatives for the separation, including a potential sale of all or portions of the business. In the second quarter of fiscal year 2009, we announced that we will reorganize the LVS business into separate product lines consisting of Body Systems, Chassis and Wheels. We intend to pursue a sale of the Body Systems business separately when market conditions support such actions. We are exploring immediate strategic alternatives for a timely and orderly disposition of the Chassis business. We believe the separation of LVS and CVS represents a major step in our corporate transformation and will improve corporate clarity and management focus. There are risks to the timing and certainty of completing any transaction, including the terms upon which any sale agreement with respect to any portion of the business may be entered into and the amount of any exit costs. During the first six months of fiscal year 2009, we incurred approximately $8 million of costs associated with separation related activities, which are included in the selling, general and administrative expenses in the consolidated statement of operations included in the Consolidated Financial Statements under Item 1. Financial Statements.

The following table reflects estimated automotive and commercial vehicle production volumes for selected original equipment (OE) markets for the second quarter ended March 31, 2009 and 2008 based on available sources and management’s estimates.

	Quarter ended March 31,		Unit	Percent
	2009	2008	Change	Change
Commercial Vehicles (in thousands)
North America, Heavy-Duty Trucks	27.5	46.4	(18.9)	(41)%
North America, Trailers	19.6	40.1	(20.5)	(51)%
Europe, Heavy and Medium Duty Trucks	67.0	158.6	(91.6)	(58)%
Europe, Trailers	25.3	51.5	(26.2)	(51)%
South America, Heavy and Medium Duty Trucks	21.0	35.0	(14.0)	(40)%

Light Vehicles (in millions)
North America	1.7	3.5	(1.8)	(51)%
Europe	3.3	5.8	(2.5)	(43)%
South America	0.7	0.9	(0.2)	(22)%

We believe that the substantial uncertainty and significant deterioration in the worldwide credit markets, the global economic downturn and the current climate in the U.S. and other economies have, as shown in the above table, impacted the demand for the products of our customers. Many of our customers have experienced sharp declines in production and sales volumes, which started in November 2008 and have continued through March 2009 and are expected to continue at reduced levels in the near term with recovery varying by region. These decreases in production and sales volumes had a significant impact on our revenues and profitability in the three months ended March 31, 2009 and is expected to continue to have a significant impact for the remainder of the fiscal year. Our CVS and LVS businesses were adversely affected in the second quarter of fiscal year 2009 by decreased volumes in all of our major markets with most of the declines occurring in North America and Europe. While we have been unable to fully offset these market declines, we are focused on market share improvement and diversification strategies to help offset the decline. These strategies will also position us well as markets recover. OEM production declines during the second quarter were partially offset by higher sales in our specialty and aftermarket product lines compared to the prior year reflecting our efforts to diversify product offerings.

Highlights of our consolidated results from continuing operations for the three months ended March 31, 2009, are as follows:

•

Sales were $1,110 million, down 38 percent compared to the same period last year. Excluding the impact of foreign currency exchange rates, which decreased sales by $101 million, sales decreased by 32 percent year over year.

•	Segment EBITDA margin for our reportable segments was negative 1.3 percent, down from positive 5.8 percent a year ago.
•	Operating margins were negative 3.4 percent, down from positive 3.1 percent a year ago.
•	Diluted loss per share from continuing operations was $0.72, compared to earnings per share of $0.33 in the second fiscal quarter of 2008.

Cash used for operating activities for the six months ended March 31, 2009 was $440 million (of which $338 million was in the first quarter of fiscal year 2009), compared to $108 million in the same period of last fiscal year. The deterioration in cash flow is primarily attributable to lower earnings and certain working capital usage during the period. Changes in working capital balances (accounts receivable, inventories, accounts payable, and other current assets and liabilities) were in line with the overall sales volume reductions compared to the prior year. However, cash flows generated by working capital during 2009 were more than offset by reductions in accounts receivable securitization and factoring programs. In addition, investments in inventory remain at higher levels relative to current sales volumes due to volatility in customer order and production schedules.

In the first quarter of fiscal year 2009, management determined that an impairment review of goodwill and certain long-lived assets was required due to recent declines in overall economic conditions including tightening credit markets, stock market declines and significant reductions in current and forecasted production volumes for light and commercial vehicles. As a result, we recognized in the first quarter of fiscal year 2009 pre-tax, non-cash asset impairment charges of $279 million, primarily related to our LVS segment. In addition to these asset impairment charges, we established valuation allowances against deferred tax assets in certain tax jurisdictions, primarily the United States, resulting in a non-cash charge of $665 million in the first quarter of fiscal year 2009.

On April 30, 2009, Chrysler LLC (Chrysler) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. At April 29, 2009, we had approximately $7 million of outstanding receivables subject to Chrysler’s U.S. bankruptcy proceedings. Of that amount, only $3 million are expected to be outside of administrative claim status, which traditionally are collectible under the bankruptcy process. We have determined that if some or all of the receivables outside of the administrative claims process are ultimately not collectible, the impact on our second-quarter results would not be material. We will be impacted by Chrysler’s announcement to idle its facilities during the bankruptcy process. The company anticipates a 30-60 day shutdown to have a negative impact on EBITDA in the range of $2 million to $5 million.

COMPANY OUTLOOK

Our business continues to address a number of challenging industry-wide issues including the following:

•	Severely reduced production volumes in the light and commercial vehicle industries;
•	Weakened financial condition (including bankruptcies or potential bankruptcies) of most of the original equipment manufacturers and some suppliers;
•	Excess capacity;
•	Changes in product mix in North America;
•	Disruptions in the financial markets and its impact on the availability and cost of credit;
•	Higher energy and transportation costs;
•	OE pricing pressures;
•	Fluctuating costs for steel and other raw materials;
•	Pension and retiree medical health care costs; and
•	Currency exchange rate volatility.

Since October we have begun implementing a number of immediate restructuring and cost reduction initiatives aimed at mitigating current market conditions. These actions include:

•	Temporary or permanent workforce reductions of approximately 3,000 employees, including full-time, contract and temporary workers;
•	Plant level furlough programs, including government supported programs;
•	Extended shutdowns at all plants;
•	Pay reductions for salaried employees worldwide, which was achieved through base salary adjustments and/or curtailed production schedules;
•	Elimination of the matching contribution for the U.S. 401(k) plan;
•	Suspension of fiscal year 2009 merit increases for all employees; and
•	Reduction of Board of Directors annual compensation by 10 percent.

In fiscal year 2009, we expect to achieve an estimated $235 million in savings related to these significant actions of which $140 million is expected to be in our CVS business and $95 million is expected to be in our LVS business. The majority of these actions have already been completed; while the remainder are in process. We expect to incur approximately $38 million of cash expenditures in connection with these actions for severance and related benefits, of which $24 million was paid in the first six months of fiscal year 2009. We continue to implement and execute our profit improvement and cost reduction initiative called “Performance Plus”, which was launched in fiscal year 2007. Including cost reductions identified as part of our “Performance Plus” initiative, we expect these actions will result in savings of approximately $311 million in fiscal year 2009 and $430 million on an annual basis. In addition, we continue to focus on improving cash flow by maintaining tight controls on global inventory, pursuing working capital improvements, reducing capital spending and significantly reducing discretionary spending.

As part of Performance Plus, in the second quarter of fiscal year 2009, we announced the closure of our commercial vehicle manufacturing facility in Tilbury, Ontario, Canada and our light vehicle manufacturing facility in Milton, Ontario, Canada. We recognized restructuring costs of approximately $38 million in the second quarter of fiscal year 2009 related to these actions. Restructuring costs consist of estimated employee severance benefits, including termination benefits under the terms of the Tilbury retirement plans. In addition, we expect that the range of pension termination benefits related to the closure of our light vehicle systems coil spring operation in Milton, Ontario, Canada to be between zero and $5 million. We expect a significant portion of the cash payments associated with these closures to be incurred in fiscal years 2010 and 2011.

The substantial uncertainty and significant deterioration in the worldwide credit markets, the global economic downturn and the current climate in the U.S. and other economies have severely diminished demand for our customer’s products. As a result, commercial and light vehicle production and sales volumes have declined significantly in most markets. We believe volumes will continue to be at severely depressed levels and that the impact of these lower volumes will continue to impact our profitability and cash flow for the remainder of fiscal year 2009 and possibly longer. Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. In addition, although we are pursuing a long term strategy to become primarily a commercial vehicle systems business, the financial and economic environment has made this difficult to accomplish in the short term and has left us with servicing the cash outflows of certain of our light vehicle businesses, which have been substantial. Cash flow in the first half of fiscal year 2009 was negatively affected by decreased earnings due to lower sales and will continue to be negatively impacted during the remainder of fiscal year 2009 due to expected production declines, the resulting restructurings and the current volatility in the financial markets, which could affect certain of our customers or vendors. We saw our usage of the revolving credit facility under our senior secured credit facility throughout the first half of the fiscal year increase significantly to meet working capital and other operational needs. At March 29, 2009, we had $165 million in cash and cash equivalents and an undrawn amount of $311 million under the revolving credit facility. Our availability under the revolving credit facility is subject to a senior secured debt to EBITDA ratio covenant, as defined in the agreement, which may limit our borrowings under the agreement as of each quarter end. In addition to the factors described above, in the second quarter, our credit rating was downgraded by credit rating agencies and there were significant declines in our stock price. It is possible we may be required to obtain an amendment to our senior secured credit facility and our U.S. securitization facility by the end of our third fiscal quarter to allow us additional flexibility under the senior secured debt to EBITDA covenant contained therein and, in the absence of a waiver, to prevent a default under such facilities. If such amendments or waivers are not necessary before the end of the third quarter, it is increasingly likely that we will require them prior to the end of the fiscal year. If such amendments or waivers are needed and are not obtained, the lenders under these facilities could accelerate our obligations, which, through cross defaults, could allow acceleration of obligations under certain of our other debt arrangements, including our outstanding convertible notes. If amendments or waivers are needed, we would negotiate with the lenders under these facilities in order to obtain an amendment or waiver which would allow us the required additional financial flexibility. We have had initial communications with the agent bank regarding a possible amendment or waiver consistent with others accomplished in the industry. However, there can be no assurances as to whether any such amendment or waiver may be obtained or, if obtained, whether the terms and restrictions of such amendment or waiver will be as favorable as current arrangements.

Our future liquidity is subject to a number of factors, including access to adequate funding under our senior secured credit facility, vehicle production schedules and customer demand and access to other borrowing arrangements such as factoring or securitization facilities. Even with an amendment or waiver to our senior secured credit facility and our U.S. securitization facility, after taking into account these and other factors, if the current trends in the automotive and commercial vehicle industries continue, management expects accessible liquidity over the next 12 months to be at severely diminished levels as compared to historical levels. Without additional liquidity enhancing actions or improvement in the current industry and financial environment, our future levels of liquidity may not be sufficient to offset unforeseen negative trends or developments. We may be required to take additional liquidity enhancing actions, including, without limitation, exploring asset sales or obtaining additional external sources of liquidity. There can be no assurances that we will be able to execute these actions or that these actions will be sufficient if our end markets do not recover. See “Part II. Item 1A. Risk Factors.” The accompanying financial statements have been prepared on a going concern basis which assumes that the company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. These financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Other significant factors that could affect our results and liquidity in fiscal year 2009 include:

•	Volatility in financial markets around the world;
•	Timing and extent of recovery of the production and sales volumes in commercial and light vehicle markets around the world;
•	Our ability to successfully separate our light vehicle’s Body Systems and Chassis businesses from our commercial vehicle business;
•	Higher than planned price reductions to our customers;
•	Additional restructuring actions and the timing and recognition of restructuring charges;
•	The financial strength of our suppliers and customers, including potential bankruptcies;
•	Any unplanned extended shutdowns or production interruptions;
•	Our ability to implement planned productivity and cost reduction initiatives;
•	The impact of any acquisitions or divestitures;
•	Significant awards or losses of existing contracts;
•	The impact of currency fluctuations on sales and operating income;
•	Higher than planned warranty expenses, including the outcome of known or potential recall campaigns;
•	A significant further deterioration or slow down in economic activity in the key markets we operate;
•	Further lower volume of orders from key customers;
•	Ability to implement enterprise resource planning systems at our locations successfully;
•	Our continued ability to recover steel price increases from our customers; and
•	The impact of any new accounting rules.

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

Results of Operations

The following is a summary of our financial results (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
SALES:
Commercial Vehicle Systems	$739	$1,192	$1,695	$2,272
Light Vehicle Systems	371	589	785	1,172
TOTAL SALES	$1,110	$1,781	$2,480	$3,444
SEGMENT EBITDA:
Commercial Vehicle Systems	$15	$84	$45	$155
Light Vehicle Systems	(29)	19	(331)	21
SEGMENT EBITDA (1)	(14)	103	(286)	176
Unallocated legacy and corporate costs (2)	(7)	(4)	(23)	(5)
Depreciation and amortization	(18)	(36)	(50)	(68)
Loss on sale of receivables	(2)	(5)	(6)	(9)
Interest expense, net	(23)	(20)	(45)	(47)
Benefit (provision) for income taxes	12	(14)	(633)	(24)
Income (loss) from continuing operations	$(52)	$24	$(1,043)	$23
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	5	(4)	5	(15)
NET INCOME (LOSS)	$(47)	$20	$(1,038)	$8

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.72)	$0.33	$(14.41)	$0.32
Discontinued operations	0.07	(0.05)	0.07	(0.21)
Diluted earnings (loss) per share	$(0.65)	$0.28	$(14.34)	$0.11

DILUTED AVERAGE COMMON SHARES OUTSTANDING	72.6	72.5	72.4	72.5

(1) Segment EBITDA results reflect $273 million ($265 million and $8 million in LVS and CVS, respectively) of non-cash impairment charges recognized in the first quarter of fiscal year 2009.
(2) Unallocated legacy and corporate costs represent items that are not directly related to our business segments. These costs include pension and retiree medical costs associated with recently sold businesses, legacy costs for environmental and product liability and certain corporate costs not specifically allocable to any of our segments. Unallocated legacy and corporate costs for the second quarter of fiscal year 2009 include $2 million of costs associated with the separation of the LVS business, $1 million of restructuring costs at certain corporate locations, $2 million of costs related to asbestos liabilities and $2 million of costs associated with legacy pension and retiree medical. Unallocated legacy and corporate costs for the first six months of fiscal year 2009 include $8 million of costs associated with the separation of the LVS business, $4 million of restructuring costs at certain corporate locations, $2 million of costs related to asbestos liabilities, $6 million of impairment charges related to certain tax credits and $3 million of costs associated with legacy pension and retiree medical.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Sales

The following table reflects total company and geographic business segment sales for the three months ended March 31, 2009 and 2008. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	March 31,		Dollar	%		Volume
	2009	2008	Change	Change	Currency	/ Other
CVS:
North America	$477	$525	$(48)	(9)%	$(5)	$(43)
Europe	154	432	(278)	(64)%	(28)	(250)
South America	57	108	(51)	(47)%	(19)	(32)
Asia-Pacific	51	127	(76)	(60)%	(9)	(67)
	739	1,192	(453)	(38)%	(61)	(392)
LVS:
North America	$117	$187	$(70)	(37)%	$(11)	$(59)
Europe	147	271	(124)	(46)%	(22)	(102)
South America	81	91	(10)	(11)%	(8)	(2)
Asia-Pacific	26	40	(14)	(35)%	1	(15)
	371	589	(218)	(37)%	(40)	(178)
TOTAL SALES	$1,110	$1,781	$(671)	(38)%	$(101)	$(570)

The following table reflects estimated automotive and commercial vehicle production volumes for selected OE markets for the second quarter ended March 31, 2009 and 2008 based on available sources and management’s estimates.

	Quarter ended March 31,		Unit	Percent
	2009	2008	Change	Change
Commercial Vehicles (in thousands)
North America, Heavy-Duty Trucks	27.5	46.4	(18.9)	(41)%
North America, Trailers	19.6	40.1	(20.5)	(51)%
Europe, Heavy and Medium Duty Trucks	67.0	158.6	(91.6)	(58)%
Europe, Trailers	25.3	51.5	(26.2)	(51)%
South America, Heavy and Medium Duty Trucks	21.0	35.0	(14.0)	(40)%

Light Vehicles (in millions)
North America	1.7	3.5	(1.8)	(51)%
Europe	3.3	5.8	(2.5)	(43)%
South America	0.7	0.9	(0.2)	(22)%

Commercial Vehicle Systems (CVS) sales were $739 million in the second quarter of fiscal year 2009, down 38 percent from the same period in fiscal year 2008. The effect of foreign currency translation decreased sales by $61 million. Excluding the effects of foreign currency, sales decreased by $392 million or 33 percent, primarily due to significantly lower OE production volumes in substantially all of the markets we participate in. European heavy- and medium-duty truck production volumes decreased 58 percent compared to the prior year. Production volumes in the North American Class 8 commercial vehicle truck markets were lower by 41 percent compared to the prior year. Continuing weakness in the global economy has also impacted our sales volumes adversely in other regions of the world. Higher sales in our aftermarket and specialty product lines, primarily related to our military and remanufactured products, partially offset the sales declines in our OE truck and trailers businesses. The increase in sales of military products was related to a higher level of initial service orders on recent military programs which are currently expected to be at reduced levels in the third quarter. As a result, overall North American sales volumes were only down 8 percent versus overall industry-wide reductions in truck and trailer volumes of 40 to 50 percent.

Light Vehicle Systems (LVS) sales were $371 million in the second quarter of fiscal year 2009, compared to $589 million in the same period last year. The effect of foreign currency translation decreased sales by $40 million. Excluding the impact of foreign currency translation, sales decreased by $178 million or 30 percent compared to the prior year. We believe that the substantial uncertainty and significant deterioration in the worldwide credit markets, the global economic downturn and the current climate in the U.S. and other economies has impacted the demand for light vehicles. As a result, light vehicle production in most regions has declined significantly compared to the prior year, although our volume declines are generally below the overall industry level reductions as shown in the above market data. We expect production volumes in all regions of the world to be significantly lower during the remainder of fiscal year 2009 compared to fiscal year 2008.

Pass-through sales, primarily in North America, decreased by $13 million in the second quarter of fiscal year 2009 compared to the same period in the prior year. Pass-through sales are products sold to our customers where we acquire certain components and assemble them into the final product. These pass-through sales carry minimal margins, as we have little engineering or manufacturing responsibility.

Segment EBITDA and EBITDA Margins

The following table reflects segment EBITDA and margins for the three months ended March 31, 2009 and 2008 (in millions).

	Segment EBITDA			Segment EBITDA Margins
	March 31,			March 31,
	2009	2008	$ Change	2009	2008	Change
CVS	$15	$84	$(69)	2.0%	7.0%	(5.0)	pts
LVS	(29)	19	(48)	(7.8)%	3.2%	(11.0)	pts
Segment EBITDA	$(14)	$103	$(117)	(1.3)%	5.8%	(7.1)	pts

Restructuring costs included in our business segment results during the three months ended March 31, 2009 and 2008 are as follows (in millions):

	CVS		LVS		Total
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009	2008
Performance Plus actions	$30	$—	$13	$5	$43	$5
Fiscal 2009 actions (reduction in workforce)	8	—	5	—	13	—
Total	38	—	18	5	56	5
Adjustments and reversals	—	—	(1)	—	(1)	—
Total restructuring costs (1)	$38	$—	$17	$5	$55	$5

(1) Total segment restructuring costs do not include those recorded in unallocated corporate costs. These costs were $1 million in the second quarter of fiscal year 2009, primarily related to employee termination benefits. There were no unallocated corporate restructuring costs during the second quarter of fiscal year 2008.

Significant items impacting year over year segment EBITDA include the following:

	CVS	LVS	TOTAL
Segment EBITDA–Three months ended March 31, 2008	$84	$19	$103
Minority interests	3	1	4
Increased restructuring costs	(38)	(12)	(50)
Lower earnings from unconsolidated affiliates	(9)	—	(9)
LVS stand-alone costs	—	(2)	(2)
Reversal of variable incentive compensation reserves	9	3	12
Volumes, pricing, performance and other, net of cost reductions	(34)	(38)	(72)
Segment EBITDA – Three months ended March 31, 2009	$15	$(29)	$(14)

CVS EBITDA was $15 million in the second quarter of fiscal year 2009, down $69 million compared to the prior year. EBITDA margin decreased to 2.0 percent from 7.0 percent a year ago. A significant decrease in OE truck and trailer volumes in all regions adversely impacted EBITDA for the second quarter of fiscal year 2009. This decrease was partially offset by higher sales in our aftermarket and specialty product lines, primarily related to our military and remanufactured products; and improvements in pricing, material and manufacturing performance during the quarter. Included in EBITDA for the second quarter of fiscal year 2009 are restructuring costs of $38 million, primarily associated with the announced closure of our Tilbury, Ontario, Canada brakes facility and other reductions in force implemented globally in the second fiscal quarter. Total restructuring costs include $18 million for estimated employee severance benefits, $16 million primarily related to termination pension benefits and $4 million for asset impairment charges. EBITDA for the second quarter of fiscal year 2009 was also impacted adversely by $9 million due to lower earnings from unconsolidated affiliates. Our unconsolidated affiliates are also being significantly impacted by the current economic climate and lower production volumes.

LVS EBITDA was negative $29 million in the second quarter of fiscal year 2009, compared to positive EBITDA of $19 million in the same period last year. The decrease in EBITDA is primarily due to the impact of lower sales in all regions of the world. The continuing downturn in the global economy has significantly affected the light vehicle production volumes resulting in lower sales to our customers. Included in EBITDA for the second quarter of fiscal year 2009 are restructuring costs of $17 million compared to $5 million in the second fiscal quarter of prior year. Restructuring costs for the three months ended March 31, 2009 primarily relate to the announced closure of our coil spring operations in Milton, Ontario, Canada and other reductions in force implemented globally in the second fiscal quarter. Also included in EBITDA for the second quarter of fiscal year 2009 are $2 million of costs incurred to prepare LVS to be a stand alone business. These costs were related to certain information technology investments and headcount and are not expected to be significant during the remainder of the year.

Other Income Statement Items

Selling, general and administrative expenses for the three months ended March 31, 2009 and 2008 are summarized as follows (in millions):

	2009		2008		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
LVS separation costs	$(2)	(0.2)%	$(2)	(0.1)%	$—	0.1	pts
Loss on sale of receivables	(2)	(0.2)%	(5)	(0.3)%	(3)	(0.1)	pts
Variable incentive compensation	10	0.9%	(12)	(0.7)%	(22)	(1.6)	pts
All other SG&A	(75)	(6.7)%	(86)	(4.8)%	(11)	1.9	pts
Total SG&A	$(69)	(6.2)%	$(105)	(5.9)%	$(36)	0.3	pts

LVS separation costs are third-party transaction related costs incurred in connection with the planned separation of the LVS business. Loss on sale of receivables decreased as the amount of receivables we sold during the second quarter of fiscal year 2009 was significantly lower than the prior year due to a decrease in sales. All other SG&A represents normal selling, general and administrative expenses. The decrease in all other SG&A compared to the prior year is a result of lower incentive compensation expenses and savings associated with various restructuring and other cost reduction initiatives, including salaried payroll reductions, elimination of matching contribution to the 401(k) plan and significant headcount reductions. Based on the current year financial results, we have eliminated substantially all variable incentive compensation pay for the current fiscal year. In addition, we continued our restructuring actions started in the first quarter of fiscal year 2009, which have resulted in the reduction of approximately 325 salaried positions in the second quarter of fiscal year 2009.

Operating loss for the second quarter of fiscal year 2009 was $38 million, compared to operating income of $56 million in the second quarter of fiscal year 2008. The operating loss in the second quarter of fiscal year 2009 was a result of the items explained above. In addition, depreciation expense was $18 million in the second quarter of fiscal year 2009 compared to $36 million in the prior year. The reduction in depreciation expense is primarily due to the significant asset impairment charges recorded in our LVS segment in the first quarter of fiscal year 2009.

Equity in earnings of affiliates was a loss of $3 million in the second quarter of fiscal year 2009, compared to earnings of $6 million in the prior year. The decrease is primarily due to lower earnings from our CVS affiliates in Brazil, Mexico, India and the United States. Profitability of these joint ventures was impacted by lower truck and trailer production volumes in each of these regions.

Interest expense, net was $23 million in the second quarter of fiscal year 2009, compared to $20 million in the prior year. The increase in interest expense is primarily due to higher borrowings on our revolving credit facility. During the second quarter of fiscal year 2009, we borrowed significantly higher amounts from our revolving credit facility to fund our operations compared to the prior year. We had $318 million outstanding on our revolving credit facility at March 31, 2009. There was no balance outstanding at March 31, 2008.

Benefit for income taxes in the second quarter of fiscal year 2009 was $12 million compared to tax expense of $14 million in the prior year. In the second quarter of fiscal year 2009, the company recorded approximately $15 million of favorable tax items discrete to the quarter, primarily related to the tax effect of restructuring charges recorded in certain jurisdictions during the quarter. The income tax benefit for the quarter was unfavorably impacted by losses in certain tax jurisdictions where tax benefits are no longer being recognized, partially offset by benefits in other jurisdictions where the company is able to recognize such tax benefits. In the second quarter of fiscal year 2008, the company recorded approximately $1 million of unfavorable tax items discrete to the quarter.

Minority interest expense in the second quarter of fiscal year 2009 was zero compared to $4 million in the prior year. Minority interests represent our minority partners’ share of income or loss associated with our less than 100-percent owned consolidated joint ventures. The decrease in the minority interest expense was due to lower earnings at our consolidated joint ventures compared to the prior year.

Loss from continuing operations for the second quarter of fiscal year 2009 was $52 million, or $0.72 per diluted share, compared to income of $24 million, or $0.33 per diluted share in fiscal year 2008. The reasons for the loss are discussed above.

Income from discontinued operations for the second quarter of fiscal year 2009 was $5 million, compared to a loss of $4 million in the prior year. The current year income is primarily related to changes in estimates and other adjustments to certain assets and liabilities originally recorded at the time of sale of our Emissions Technologies (ET) business in fiscal year 2007. Prior year loss from discontinued operations primarily consisted of miscellaneous net adjustments resulting from activity related to our sold ET and Light Vehicle Aftermarket (LVA) businesses.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

Sales

The following table reflects total company and geographic business segment sales for the six months ended March 31, 2009 and 2008. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	March 31,		Dollar	%		Volume
	2009	2008	Change	Change	Currency	/ Other
CVS:
North America	$994	$986	$8	1%	$(12)	$20
Europe	431	841	(410)	(49)%	(55)	(355)
South America	152	197	(45)	(23)%	(44)	(1)
Asia-Pacific	118	248	(130)	(52)%	(12)	(118)
	1,695	2,272	(577)	(25)%	(123)	(454)
LVS:
North America	$262	$390	$(128)	(33)%	$(20)	$(108)
Europe	321	526	(205)	(39)%	(42)	(163)
South America	152	180	(28)	(16)%	(13)	(15)
Asia-Pacific	50	76	(26)	(34)%	3	(29)
	785	1,172	(387)	(33)%	(72)	(315)
TOTAL SALES	$2,480	$3,444	$(964)	(28)%	$(195)	$(769)

The following table reflects estimated automotive and commercial vehicle production volumes for selected OE markets for the six months ended March 31, 2009 and 2008 based on available sources and management’s estimates.

	Six Months Ended March 31,		Unit	Percent
	2009	2008	Change	Change
Commercial Vehicles (in thousands)
North America, Heavy-Duty Trucks	73.0	89.0	(16.0)	(18)%
North America, Trailers	54.2	91.3	(37.1)	(41)%
Europe, Heavy and Medium Duty Trucks	187.0	294.3	(107.3)	(36)%
Europe, Trailers	44.7	97.5	(52.8)	(54)%
South America, Heavy and Medium Duty Trucks	55.6	73.0	(17.4)	(24)%

Light Vehicles (in millions)
North America	4.4	7.1	(2.7)	(38)%
Europe	7.4	10.5	(3.1)	(30)%
South America	1.4	1.9	(0.5)	(26)%

CVS sales were $1,695 million in the first six months of fiscal year 2009, down 25 percent from the same period in fiscal year 2008. The effect of foreign currency translation decreased sales by $123 million. Excluding the effects of foreign currency, sales decreased by $454 million or 20 percent, primarily due to significantly lower OE production volumes in substantially all of the markets we participate in. European heavy- and medium-duty truck production volumes decreased 36 percent compared to the same period in the prior year. Production volumes in the North American Class 8 commercial vehicle truck markets were lower by 18 percent compared to the prior year. Continuing weakness in the global economy has also impacted our sales volumes adversely in other regions of the world. Higher sales in our aftermarket and specialty product lines, primarily related to our military and remanufactured products, partially offset the sales declines in our OE truck and trailers businesses. As a result, our overall North American sales volumes increased approximately 2 percent versus overall industry-wide reductions in truck and trailer volumes of 18 percent and 41 percent, respectively. In addition, the acquisitions of our Mascot and Trucktechnic remanufacturing businesses during fiscal year 2008 increased sales by $9 million in the six months ended March 31, 2009.

LVS sales were $785 million in the first six months of fiscal year 2009, compared to $1,172 million in the same period last year. The effect of foreign currency translation decreased sales by $72 million. Excluding the impact of foreign currency translation, sales decreased by $315 million or 27 percent compared to the prior year. The prevailing uncertainty and significant deterioration in the worldwide credit markets, the global economic downturn and the current climate in the U.S. and other economies have impacted the demand for light vehicles. As a result, light vehicle production in most regions has continued to decline significantly compared to the prior year. We expect production volumes in all regions of the world to be significantly lower during the remainder of fiscal year 2009 compared to fiscal year 2008.

Also contributing to the decrease in sales are lower pass-through sales, primarily in North America, which decreased $36 million in the first six months of fiscal year 2009, compared to the same period in the prior year. Pass-through sales are products sold to our customers where we acquire certain components and assemble them into the final product. These pass-through sales carry minimal margins, as we have little engineering or manufacturing responsibility.

Segment EBITDA and EBITDA Margins

The following table reflects segment EBITDA and margins for the six months ended March 31, 2009 and 2008 (in millions).

	Segment EBITDA			Segment EBITDA Margins
	March 31,			March 31,
	2009	2008	$ Change	2009	2008	Change
CVS	$45	$155	$(110)	2.7%	6.8%	(4.1)	pts
LVS	(331)	21	(352)	(42.2)%	1.8%	(44.0)	pts
Segment EBITDA	$(286)	$176	$(462)	(11.5)%	5.1%	(16.6)	pts

Restructuring costs included in our business segment results during the six months ended March 31, 2009 and 2008 are as follows (in millions):

	CVS		LVS		Total
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009	2008
Performance Plus actions	$30	$—	$15	$16	$45	$16
Fiscal Year 2009 actions (reduction in workforce)	16	—	18	—	34	—
Total	46	—	33	16	79	16
Adjustments and reversals	—	—	(1)	(1)	(1)	(1)
Total restructuring costs (1)	$46	$—	$32	$15	$78	$15

(1) Total segment restructuring costs do not include those recorded in unallocated corporate costs. These costs were $4 million in the first six months of fiscal year 2009, primarily related to employee termination benefits. There were no corporate restructuring costs during the first six months of fiscal year 2008.

Significant items impacting year over year segment EBITDA include the following:

	CVS	LVS	TOTAL
Segment EBITDA– Six months ended March 31, 2008	$155	$21	$176
Asset impairment charges	(8)	(265)	(273)
Minority interest(1)	3	14	17
Increased restructuring costs	(46)	(17)	(63)
Lower earnings from unconsolidated affiliates	(16)	—	(16)
LVS stand-alone costs	—	(9)	(9)
Reversal of variable incentive compensation reserves	9	3	12
Prior year charge for contingency reserve	—	9	9
Prior year benefit for change in employee vacation policy	(10)	(3)	(13)
Volumes, pricing, performance and other, net of cost reductions	(42)	(84)	(126)
Segment EBITDA – Six months ended March 31, 2009	$45	$(331)	$(286)

(1) The change in minority interest for LVS is primarily due to the impact of asset impairment and restructuring charges at majority-owned consolidated affiliates.

CVS EBITDA was $45 million, down from $155 million compared to the prior year. EBITDA margin decreased to 2.7 percent from 6.8 percent a year ago. The impact of lower truck volumes in all regions adversely impacted EBITDA for the first six months of fiscal year 2009. Higher sales in our aftermarket and specialty product lines, primarily related to our military and remanufactured products and improvements in pricing, material and manufacturing performance partially offset the decrease in EBITDA resulting from lower truck and trailer volumes. Included in EBITDA for the second quarter of fiscal year 2009 are restructuring costs of $46 million, primarily associated with the announced closure of our Tilbury, Ontario, Canada brakes facility and other reductions in force implemented globally in the first six months of fiscal year 2009. Total restructuring costs include $26 million for estimated employee severance benefits, $16 million primarily related to pension termination benefits and $4 million for asset impairment charges. Also impacting EBITDA for the current year are $8 million of asset impairment charges associated with specific production equipment and $16 million of lower earnings from unconsolidated affiliates primarily due to lower earnings as a result of lower truck volumes. EBITDA in the first six months of fiscal year 2008 was favorably impacted by $10 million due to a change in our employee vacation policy.

LVS EBITDA was negative $331 million in the first six months of fiscal year 2009, compared to positive $21 million in the prior year. Included in EBITDA in the current fiscal year are non-cash impairment charges of $265 million recorded during the first quarter, of which $195 million relates to certain fixed assets and $70 million relates to goodwill. In the first quarter of fiscal year 2009, management determined an impairment review of goodwill and certain long-lived assets was required due to recent declines in overall economic conditions including tightening credit markets and significant reductions in current and forecasted production volumes for light vehicles. These events contributed to a significant decline in the fair value of our LVS business during the first quarter.

The impact of lower light vehicle volumes in all regions along with higher material costs, primarily steel, also significantly impacted LVS EBITDA. Included in EBITDA for the first six months of fiscal year 2009 are restructuring costs of $32 million, compared to $15 million in the prior year. Restructuring costs for the six months ended March 31, 2009 primarily relate to the announced closure of our coil spring operations in Milton, Ontario, Canada and other reductions in force implemented globally. The reduction in force primarily related to the elimination of the LVS divisional structure. LVS’s segment EBITDA was also unfavorably impacted in the first six months of fiscal year 2009 by $9 million of costs incurred to prepare LVS to be a stand alone business. These costs were related to certain information technology investments and headcount and were significantly reduced in the second quarter and are not expected to be significant during the remainder of the year. The prior year segment EBITDA included a $9 million charge related to recording an additional contingency reserve for a legal and commercial dispute with a customer and a favorable impact of $3 million related to a change in our employee vacation policy.

Other Income Statement Items

Selling, general and administrative expenses for the six months ended March 31, 2009 and 2008 are summarized as follows (in millions):

	2009		2008		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
LVS separation costs	$(8)	(0.3)%	$(2)	(0.0)%	$6	0.3	pts
Loss on sale of receivables	(6)	(0.3)%	(9)	(0.3)%	(3)	0.0	pts
Variable incentive compensation	10	0.4%	(11)	(0.3)%	(21)	(0.7)	pts
All other SG&A	(171)	(6.9)%	(175)	(5.1)%	(4)	1.8	pts
Total SG&A	$(175)	(7.1)%	$(197)	(5.7)%	$(22)	1.4	pts

LVS separation costs are third-party transaction related costs incurred in connection with the planned separation of the LVS business. Loss on sale of receivables decreased as the amount of receivables we sold during the current fiscal year were significantly lower than the prior year due to a decrease in our sales. All other SG&A represents normal selling, general and administrative expenses. The decrease in all other SG&A compared to the prior year is a result of lower incentive compensation expenses and savings associated with various restructuring and other cost reduction initiatives, including salaried payroll reductions, elimination of matching contribution to the 401(k) plan and significant headcount reductions. Based on the current year financial results, we have eliminated substantially all variable incentive compensation pay for the current fiscal year. In addition, we continued our restructuring actions started in the first quarter of fiscal year 2009, which have resulted in the reduction of approximately 550 salaried positions in the first six months of fiscal year 2009.

Operating loss for the six months ended March 31, 2009 was $376 million, compared to operating income of $84 million in the six months ended March 31, 2008. The decrease in operating income in the first six months of fiscal year 2009 is primarily due to the reasons previously discussed. In addition, depreciation expense was $50 million in the six months ended March 31, 2009 compared to $68 million in the prior year. The reduction in depreciation expense is primarily due to the significant asset impairment charges recorded in our LVS segment in the first quarter of fiscal year 2009.

Equity in earnings of affiliates was $1 million in the first six months of fiscal year 2009, compared to $17 million in the prior year. As discussed earlier, the decrease is primarily due to lower earnings from our CVS affiliates in Brazil, Mexico, the United States, India and Turkey. Profitability of these joint ventures was impacted by lower truck and trailer production volumes in each of these regions.

Interest expense, net was $45 million, compared to $47 million in the same period last year. Included in interest expense, net for the prior year were charges of $3 million related to a debt extinguishment in the first quarter of fiscal year 2008. These charges included legal and other professional fees, unamortized debt issuance costs and premiums paid to repurchase and pay down debt. Unfavorably impacting interest expense in the first six months of fiscal year 2009 were higher borrowings under our revolving credit facility. During the current fiscal year, we borrowed significantly higher amounts from our revolving credit facility to fund our operations compared to the prior year. We had $318 million outstanding on our revolving credit facility at March 31, 2009. There was no balance outstanding at March 31, 2008.

The provision for income taxes was $633 million for the six months ended March 31, 2009, compared to $24 million in the same period last year. Included in the current year tax provision are discrete tax items of $625 million consisting of a $665 million charge for recording valuation allowances against net deferred tax assets in certain jurisdictions, primarily the United States and France, and a benefit of $40 million for the effect of fixed asset impairments and restructuring charges recorded during the period. Based on our assessment of historical tax losses, combined with significant uncertainty as to the timing of recovery in the global markets, we concluded that valuation allowances were required against the deferred tax assets in certain jurisdictions. Income tax expense in the first six months of fiscal year 2009 was also unfavorably impacted by higher losses in certain tax jurisdictions where tax benefits are no longer being recognized. The prior year tax provision was impacted by $7 million of unfavorable discrete tax items, primarily related to the resolution of a tax matter that arose just prior to the ArvinMeritor merger in fiscal year 2000.

Loss from continuing operations for the first six months of fiscal year 2009 was $1,043 million, or $14.41 per diluted share, compared to income of $23 million, or $0.32 per diluted share, in the prior year. The reasons for the significant loss in current year are discussed above.

Income from discontinued operations was $5 million for the six months ended March 31, 2009, compared to a loss of $15 million a year ago. The current year income is primarily related to changes in estimates and adjustments to certain accruals originally recorded at the time of sale of our ET business during fiscal year 2007. As the contingencies underlying the accrued amounts did not materialize, the accruals are no longer necessary. In the first six months of fiscal year 2008, we recognized approximately $15 million of additional expenses primarily associated with the sale of our ET and LVA businesses.

Financial Condition

Cash Flows (in millions)

	Six Months Ended March 31,
	2009	2008
OPERATING CASH FLOWS
Income (loss) from continuing operations	$(1,043)	$23
Depreciation and amortization	50	68
Asset impairment charges	279	—
Deferred income tax expense	632	21
Restructuring costs, net of payments	41	(5)
Loss on debt extinguishment	—	3
Pension and retiree medical expense	43	52
Pension and retiree medical contributions	(61)	(43)
Proceeds from termination of interest rate swaps	—	28
Changes in sale of receivables	(183)	197
Increase in working capital	(197)	(430)
Other	7	(8)
Cash flows used in continuing operations	(432)	(94)
Cash flows used in discontinued operations	(8)	(14)
CASH USED FOR OPERATING ACTIVITIES	$(440)	$(108)

Cash used for operating activities for the six months ended March 31, 2009 was $440 million (of which $338 million was in the first quarter of fiscal year 2009), compared to $108 million in the same period of last fiscal year. The deterioration in cash flow is primarily attributable to lower earnings and certain working capital usage during the period. Changes in working capital balances (accounts receivable, inventories, accounts payable, and other assets and liabilities) were in line with the overall sales volume reductions compared to the prior year. However, cash flows generated by working capital during 2009 were more than offset by reductions in accounts receivable securitization and factoring programs. In addition, investments in inventory remain at higher levels relative to current sales volumes due to volatility in customer order and production schedules.

Also unfavorably impacting current year cash flows were higher pension and retiree medical contributions, primarily related to a $28 million payment in our first fiscal quarter for the settlement of a retiree medical lawsuit and a $25 million payment in our first fiscal quarter associated with a previously announced settlement of a commercial matter with a customer. Operating cash flows in the prior year include proceeds of $28 million from the termination of our interest rate swaps in the second quarter of fiscal year 2008. Cash flows used in discontinued operations primarily relate to payments associated with retained liabilities from the sale of our ET business in fiscal year 2007, net of related cash collections.

	Six Months Ended March 31,
	2009	2008
INVESTING CASH FLOWS
Capital expenditures	$(84)	$(63)
Acquisitions of businesses and investments, net of cash acquired	—	(41)
Proceeds from disposition of property and businesses	2	8
Proceeds from investments and marketable securities	6	5
Net cash provided by discontinued operations	—	55
CASH USED FOR INVESTING ACTIVITIES	$(76)	$(36)

Cash used for investing activities was $76 million and $36 million in the first six months of fiscal years 2009 and 2008, respectively. Capital expenditures increased $21 million in the first six months fiscal year 2009 from $63 million in the same period of the prior year. The increase in capital expenditures primarily related to our new commercial vehicle facility in Monterrey, Mexico. We expect capital expenditures for the remainder of fiscal year 2009 to be in the range of $55 million to $65 million. We used $41 million of cash in the first six months of fiscal year 2008 to fund the acquisition of Mascot Truck Parts Ltd and to fund a deferred purchase obligation with AB Volvo.

Discontinued operations provided $55 million during the first six months of fiscal year 2008. This amount primarily consisted of delayed proceeds from the sale of our ET business, including $28 million associated with the final working capital purchase price adjustment and $20 million associated with amounts held in escrow in connection with the delayed legal closings of certain ET businesses. We also received proceeds of $12 million from the sale of certain retained properties of our sold ET and LVA businesses.

	Six Months Ended March 31,
	2009	2008
FINANCING CASH FLOWS
Borrowings on revolving credit facility, net	$318	$—
Borrowings (payments) on accounts receivable securitization program	(23)	128
Repayment of notes	(83)	(5)
Borrowings on lines of credit and other	6	4
Net change in debt	218	127
Cash dividends	(8)	(15)
Debt issuance and extinguishment costs	—	(6)
CASH PROVIDED BY FINANCING ACTIVITIES	$210	$106

Cash provided by financing activities was $210 million in the first six months of fiscal year 2009, compared to $106 million in the first six months of fiscal year 2008. The increase reflects higher borrowings under our revolving credit facility to fund cash used for operating activities (see “Operating Cash Flows” above) and debt maturities. In February and March 2009, we repaid our $77 million outstanding 6.8 percent notes and our $6 million outstanding 7 1/8 percent notes, respectively, upon their respective maturity dates. We also paid cash dividends of $8 million in the quarter ended December 31, 2008 and $15 million in the first six months of fiscal year 2008. In February 2009, we announced that the Board of Directors suspended the company’s quarterly dividend until further notice. During the first six months of fiscal year 2008, we paid $6 million of debt issuance and extinguishment costs associated with amendments to our revolving credit facility.

Liquidity

Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions). For a detailed discussion of terms and conditions related to this debt, see Note 16 in the Notes to Consolidated Financial Statements.

	March 31,	September 30,
	2009	2008
Fixed-rate debt securities	$527	$610
Fixed-rate convertible notes	500	500
Revolving credit facility	318	—
Borrowings under U.S. accounts receivable securitization program	88	111
Lines of credit and other	84	82
Total debt	$1,517	$1,303

Overview – Our principal capital requirements are for working capital needs, capital expenditure requirements, debt service requirements and funding of restructuring and product development programs. We expect capital expenditures in fiscal year 2009 to be lower than the fiscal year 2008 amount of $172 million. Restructuring cash costs are expected to be approximately $72 million during fiscal year 2009.

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

The substantial uncertainty and significant deterioration in the worldwide credit markets, the global economic downturn and the current climate in the U.S. and other economies have severely diminished demand for our customers’ products. As a result, commercial and light vehicle production and sales volumes have declined significantly in most markets. We believe volumes will continue to be at severely depressed levels and that the impact of these lower volumes will continue to impact our profitability and cash flow for the remainder of fiscal year 2009 and possibly longer. Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. In addition, although we are pursuing a long term strategy to become primarily a commercial vehicle systems business, the financial and economic environment has made this difficult to accomplish in the short term and has left us with servicing the cash outflows of certain of our light vehicle businesses, which have been substantial. Cash flow in the first half of fiscal year 2009 was negatively affected by decreased earnings due to lower sales and will continue to be negatively impacted during the remainder of fiscal year 2009 due to expected production declines, the resulting restructurings and the current volatility in the financial markets, which could affect certain of our customers or vendors. We saw our usage of the revolving credit facility under our senior secured credit facility throughout the first half of the fiscal year increase significantly to meet working capital and other operational needs. At March 29, 2009, we had $165 million in cash and cash equivalents and an undrawn amount of $311 million under the revolving credit facility. Our availability under the revolving credit facility is subject to a senior secured debt to EBITDA ratio covenant, as defined in the agreement, which may limit our borrowings under the agreement as of each quarter end. In addition to the factors described above, in the second quarter, our credit rating was downgraded by credit rating agencies and there were significant declines in our stock price. It is possible we may be required to obtain an amendment to our senior secured credit facility and our U.S. securitization facility by the end of our third fiscal quarter to allow us additional flexibility under the senior secured debt to EBITDA covenant contained therein and, in the absence of a waiver, to prevent a default under such facilities. If such amendments or waivers are not necessary before the end of the third quarter, it is increasingly likely that we will require them prior to the end of the fiscal year. If such amendments or waivers are needed and are not obtained, the lenders under these facilities could accelerate our obligations, which, through cross defaults, could allow acceleration of obligations under certain of our other debt arrangements, including our outstanding convertible notes. If amendments or waivers are needed, we would negotiate with the lenders under these facilities in order to obtain an amendment or waiver which would allow us the required additional financial flexibility. We have had initial communications with the agent bank regarding a possible amendment or waiver consistent with others accomplished in the industry. However, there can be no assurances as to whether any such amendment or waiver may be obtained or, if obtained, whether the terms and restrictions of such amendment or waiver will be as favorable as current arrangements.

Our future liquidity is subject to a number of factors, including access to adequate funding under our senior secured credit facility, vehicle production schedules and customer demand and access to other borrowing arrangements such as factoring or securitization facilities. Even with an amendment or waiver to our senior secured credit facility and our U.S. securitization facility, after taking into account these and other factors, if the current trends in the automotive and commercial vehicle industries continue, management expects accessible liquidity over the next 12 months to be at severely diminished levels as compared to historical levels. Without additional liquidity enhancing actions or improvement in the current industry and financial environment, our future levels of liquidity may not be sufficient to offset unforeseen negative trends or developments. We may be required to take additional liquidity enhancing actions, including, without limitation, exploring asset sales or obtaining additional external sources of liquidity. There can be no assurances that we will be able to execute these actions or that these actions will be sufficient if our end markets do not recover. See “Part II. Item 1A. Risk Factors.” The accompanying financial statements have been prepared on a going concern basis which assumes that the company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. These financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Revolving Credit Facility – We have a $700 million revolving secured credit facility that matures in June 2011. Due to the bankruptcy of Lehman Brothers in fiscal year 2008, $34 million of these commitments are unavailable. The remaining amount of availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. At March 31, 2009, $318 million was outstanding under this facility. No amount was outstanding at September 30, 2008. The $700 million revolving credit facility includes $150 million of availability for the issuance of letters of credit. At March 31, 2009 and September 30, 2008, approximately $37 million and $38 million letters of credit were issued, respectively.

In October and December 2007, we amended the revolving credit facility to modify certain financial covenants. Under the terms of the December amendment, the borrowing capacity of the credit facility was reduced to $700 million from $900 million. The amended facility replaced the existing financial covenants with new financial covenants based on (i) the ratio of the company’s senior secured indebtedness (consisting principally of amounts outstanding under the revolving credit facility) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total senior secured-debt-to-EBITDA ratio, as defined in the agreement, (i) no greater than 2.50 to 1 on the last day of any fiscal quarter through and including the fiscal quarter ending March 31, 2009 and (ii) 2.00 to 1 on the last day of any fiscal quarter thereafter. At March 31, 2009, we were in compliance with the above noted covenants. Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility.

Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At March 31, 2009, the margin over the LIBOR rate was 275 basis points, and the commitment fee was 50 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 175 basis points.

Accounts Receivable Securitization and Factoring – As of March 31, 2009, we participate in accounts receivable factoring and securitization programs with total amounts utilized of approximately $314 million of which $246 million were attributable to committed facilities by established banks. At March 31, 2009, of the total $314 million utilized, $226 million relate to off-balance sheet securitization and factoring arrangements (see “Off-Balance Sheet Arrangements”). In addition, $88 million was attributable to our U.S. securitization facility, which is provided on a committed basis by SunTrust Bank (with Three Pillars Funding LLC acting as the conduit lender) and expires in September 2009. As noted earlier, the lender under our U.S. securitization facility has notified us that it does not intend to renew the facility when it expires in September 2009. This program is described in more detail below.

U.S. Securitization Program: We participate in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this program, which was originally established in September 2005, amended in fiscal years 2006 and 2007 and renewed in fiscal year 2008, we sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. The maximum borrowing capacity under this program was voluntarily lowered from $175 million to $125 million during the second quarter of fiscal year 2009. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At March 31, 2009 and September 30, 2008, $88 million and $111 million, respectively, were outstanding under this program. Borrowings under this arrangement are collateralized by approximately $163 million of receivables held at ARC at March 31, 2009. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the bank, could result in termination of the accounts receivable securitization arrangement. At March 31, 2009, we were in compliance with all covenants. This program, as most recently renewed, includes the same financial covenants as our revolving credit facility agreement.

Credit Ratings – On February 12, 2009, Standard & Poor’s lowered our corporate credit rating to CCC+ from B and lowered the senior secured credit rating to B- from BB-. On March 17, 2009, Moody’s Investors Service lowered our corporate credit rating to Caa1 from B2 and lowered the senior secured credit rating to B1 from Ba2. As a result of the current ratings, our cost to borrow under the revolving credit facility increased by 25 basis points. Any further lowering of our credit ratings could increase our cost of borrowing and could reduce our access to capital markets and result in lower trading prices for our securities.

Off-Balance Sheet Arrangements

Accounts Receivable Securitization and Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at March 31, 2009, of approximately $226 million, of which $98 million and $60 million were attributable to a Swedish securitization facility and a French factoring facility, respectively, both of which involve the securitization or sale of Volvo AB accounts receivables. These programs are described in more detail below.

Swedish Securitization Facility: In March 2006, we entered into a European arrangement to sell trade receivables through one of our European subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized, net of retained interests, €73 million ($98 million) and €114 million ($167 million) of this accounts receivable securitization facility as of March 31, 2009 and September 30, 2008, respectively.

French Factoring Facility: In November 2007, we entered into an arrangement to sell trade receivables through one of our French subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized €44 million ($60 million) and €96 million ($141 million) of this accounts receivable securitization facility as of March 31, 2009 and September 30, 2008, respectively.

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

In addition, several of our subsidiaries, primarily in Europe, factor eligible accounts receivables with financial institutions. Maximum availability under these arrangements is approximately $375 million. The amount of factored receivables was $68 million and $102 million at March 31, 2009 and September 30, 2008, respectively. There can be no assurance that these factoring arrangements will be used or available to us in the future.

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

On January 1, 2009, the company adopted, as required, the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” which requires expanded disclosures about derivative and hedging activities. SFAS No. 161 has the same scope as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material effect on the company’s financial statements other than providing certain enhanced disclosures.

New accounting pronouncements to be implemented are discussed in Note 3 of the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.

Foreign currency exchange risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Accordingly, we use foreign currency forward contracts to minimize the earnings exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this cash flow hedging program, we have designated the foreign currency contracts (the contracts) as cash flow hedges of underlying foreign currency forecasted purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12-18 months.

Interest rate risk relates to the gain/increase or loss/decrease we could incur in our debt balances and interest expense. To manage this risk, we enter into interest rate swaps from time to time to economically convert portions of our fixed-rate debt into floating rate exposure, ensuring that the sensitivity of the economic value of debt falls within our corporate risk tolerances. We had no outstanding interest rate swaps at March 31, 2009. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes.

Included below is a sensitivity analyses to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk. The model assumes a 10% hypothetical change (increase or decrease) in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.

Market Risk	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Favorable / (Unfavorable) Impact on
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$(0.7)	$0.7	Fair Value
Foreign currency denominated debt	1.7	(1.7)	Fair Value
Forward contracts in EUR(1)	(20.1)	20.1	Fair Value

Interest Rate Sensitivity:	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Favorable / (Unfavorable) Impact on
Debt - fixed rate	$(3.9)	$4.0	Fair Value
Debt - variable rate(2)	(2.1)	2.1	Cash Flow

(1)

Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)	Includes domestic and foreign debt.

At March 31, 2009, a 10% decrease in quoted currency exchange rates would result in potential gains of approximately $0.7 million and $20.1 million in forward contracts in USD and EUR, respectively, and a potential loss of approximately $1.7 million in foreign currency denominated debt.

At March 31, 2009, the fair value of debt outstanding was approximately $738 million. A 50 basis points decrease in quoted interest rates would result in favorable impacts of $4.0 million and $2.1 million in fixed rate debt and variable rate debt, respectively.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect the company’s internal control over financial reporting.

In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth in this Quarterly Report under Note 19 “Contingencies”, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and those reported in the company’s quarterly report on Form 10-Q for the quarter ended December 28, 2008.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

It is possible we may be required to obtain an amendment or waiver to our senior secured credit facility before the end of our 2009 fiscal year and if an amendment or waiver is needed and not obtained, we could be in violation of the financial covenant therein, which would result in a default thereunder and could lead to an acceleration of our obligations under this facility and, potentially, other indebtedness.

It is possible that we may need an amendment or waiver to our senior secured credit facility before the end of our 2009 fiscal year in order to increase the flexibility afforded to us pursuant to the senior secured debt-to-EBITDA covenant of the facility. Under the current terms, beginning at the end of our third fiscal quarter, this ratio changes from having to be no greater than 2.50 to 1 to having to be no greater than 2.00 to 1 on the last day of the quarter. If an amendment or waiver is not needed prior to the end of our third fiscal quarter, it is increasingly likely that an amendment or waiver will be needed before the end of the fiscal year. If an amendment or waiver is needed and not obtained, we would be in violation of that covenant and the lenders would have the right to accelerate the obligations upon the vote of the lenders holding at least 51% of outstanding loans thereunder. A default under the senior secured credit facility could also constitute a default under our outstanding convertible notes as well as our U.S. receivables facility and could result in the acceleration of these obligations. In addition, a default under our senior secured credit facility could result in a cross-default or the acceleration of our payment obligations under other financing agreements. If our obligations under our senior secured credit facility and other financing arrangements are accelerated as described above, our assets and cash flow may be insufficient to fully repay these obligations, and the lenders under our senior secured credit facility could institute foreclosure proceedings against our assets.

Even if an amendment or waiver to our senior secured credit facility is needed and is obtained, the terms and restrictions of such amendment or waiver may not be as favorable as current arrangements and the level of liquidity afforded by such amendment, combined with negative industry factors (including the impact on our ability to generate cash flow from operations), may not be sufficient to fund the cash requirements of our business, which have been substantial, and to offset possible future negative developments.

Given the severely diminished demand for our light vehicle and commercial vehicle customers’ products in view of the world wide economic crisis and the uncertainty of an economic recovery, our ability to generate cash flow from our ongoing operations is being severely challenged. We expect this to continue to be negatively affected for the remainder of the fiscal year and possibly longer. In addition, although we are pursuing a long term strategy to become primarily a commercial vehicle systems business, the financial and economic environment has made this difficult to accomplish in the short term and has left us with servicing the cash outflows of certain of our light vehicle businesses, which have been substantial. Consequently, in the first half of the fiscal year, our cash flow from operations has been a use of $440 million. We have attempted to minimize this cash use through cost cutting measures and working capital improvement programs. However, even with an amendment or waiver to our senior secured credit facility to prevent default and allow further financial flexibility, our financing arrangements may not be sufficient to fund our on-going operations, debt service requirements, restructuring activities, and planned investments for the next 12 months. We may be required to take additional liquidity enhancing actions, including, without limitation, exploring asset sales or obtaining additional external sources of liquidity. There can be no assurances that we will be able to execute these actions or that these actions will be sufficient if our end markets do not recover.

The same financial covenant that is in our senior secured credit facility is contained in our U.S. receivables facility. A violation of that financial covenant could result in a loss of this facility even if an amendment or waiver to the senior secured credit facility is obtained.

The same financial covenant in our senior secured credit facility is contained in our U.S. receivables facility and the lender under our U.S. receivables facility may choose not to grant a waiver or amendment if such covenant is violated, even if the lenders under the senior secured credit facility choose to do so. In that event, the financing available to us under our U.S. receivables facility may not be available to us and we may not be able to replace such facility, which could further erode our liquidity.

We have been notified that the lender under our U.S. receivables facility will not be renewing the facility in September 2009. If we are not able to replace this facility, we expect our borrowings under the revolving credit facility of our senior secured facility to be more extensive, which may lead to capacity issues under that facility.

The lender under our U.S. receivables facility has notified us that they will not be renewing the facility when it expires in September 2009. There can be no assurances that we will be able to find a lender to arrange a similar receivables facility. If we do not have a receivables facility available to us in the U.S., we expect to borrow more under the revolving credit facility of our senior secured facility, which facility may not have adequate capacity following any potential amendment to our senior secured facility.

Our common stock may be delisted from the New York Stock Exchange (NYSE).

On March 17, 2009, we were notified by the NYSE that we had fallen below NYSE’s continued listing standard related to total market capitalization and stockholders’ equity. The NYSE requires, among other things, that the average market capitalization of a listed company be not less than $75 million over a consecutive 30 trading-day period when, at the same time, stockholders’ equity is less than $75 million. On April 28, 2009, we submitted a plan to the NYSE to demonstrate our ability to achieve compliance with the continued listing standards within the allotted 18-month cure period. It is not certain that the NYSE will approve this plan or that we will be able to successfully implement this plan within the time allotted. In addition, it is possible that we may fall below other continued listing standards. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in Company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the Company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of this Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were 16,820 shares so withheld in the first quarter of 2009 and 216 shares in the second quarter of 2009.

Period	(a) Total Number of Shares Purchases (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
12/01/08 – 12/31/08	16,820	$3.88	N/A	N/A
01/01/09 – 01/31/09	216	$3.88	N/A	N/A
02/01/09 – 02/28/09	—	—	N/A	N/A
03/01/09 – 03/31/09	—	—	N/A	N/A
Total	17,036	$3.88	N/A	N/A

(1) Shares of restricted stock were withheld by ArvinMeritor, upon vesting of restricted stock, to satisfy tax withholding requirements.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareowners of the company was held on January 30, 2009. The following matters were voted on and received the specified number of votes in favor, votes withheld or against, abstentions and broker non-votes:

(i)     Election of directors: The following individuals were elected to the Board of Directors, with terms expiring at the annual meeting of shareowners in 2012. The number of shares noted below voted in favor of their election or were withheld. Abstentions and broker non-votes were not applicable.

Name of Nominee	Votes in Favor	Votes Withheld
David W. Devonshire	61,650,637	3,210,632
Victoria B. Jackson	61,543,369	3,317,900
James E. Marley	41,335,823	23,525,446

(ii)     Appointment of auditors: The shareowners approved the selection of Deloitte & Touche LLP as the company's auditors. A total of 62,017,004 votes were cast in favor, 2,709,238 votes were cast against and there were 136,624 abstentions. Broker non-votes were not applicable.

Item 5. Other Information

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. There are risks and uncertainties relating to: the approval by the New York Stock Exchange of our plan to meet compliance with the listing requirements; our ability to obtain any needed amendment or waivers to our credit agreement; our ability to achieve anticipated cost savings from reduction actions; the company’s announced plans for the Body Systems and Chassis businesses of LVS, including the timing and certainty of completion of any transaction or the terms upon which any sale agreement with respect to any portion of the business and the amount of any exit costs. In addition, actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market cycles and conditions, including the recent global economic crisis; whether we will have sufficient liquidity as we continue to be affected by declining vehicle production volumes in the future; the financial condition of the company’s suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company’s debt; continued decline in the price of our common stock on the NYSE; the demand for commercial, specialty and light vehicles for which the company supplies products; availability and sharply rising costs of raw materials, including steel; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations and the ability to achieve the expected benefits of restructuring actions; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; the outcome of actual and potential product liability, warranty and recall claims; rising costs of pension and other postretirement benefits; and possible changes in accounting rules; as well as other risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” herein. These forward-looking statements are made only as of the date hereof and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

ARVINMERITOR, INC.

Date: May 7, 2009	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: May 7, 2009	By:	/s/	J.A. Craig
J.A. Craig
Senior Vice President and Chief Financial Officer
(as Principal Financial Officer)