Form 10-K/A
period 2008-09-30
ARVINMERITOR INC
filed 2009-06-30
CIK 1113256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment no. 3)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 28, 2008

Commission file number 1-15983

ARVINMERITOR, INC.

(Exact name of registrant as specified in its charter)

Indiana	38-3354643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2135 West Maple Road Troy, Michigan	48084-7186
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 435-1000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value (including the associated Preferred Share Purchase Rights)	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	[ ]	No [ X ]

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

Yes	[ ]	No [ ]

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 29, 2009 (the last business day of the most recently completed second fiscal quarter) was approximately $83.59 million.

73,960,446 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on May 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant held on January 30, 2009 is incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

Explanatory Note – Amendment

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

MSA met such test for ArvinMeritor’s 2007 fiscal year and the company has included in this Form 10-K/A the required audited financial statements for the fiscal year ended December 31, 2007 (“2007”). However, as MSA did not meet the significance test for the fiscal years 2008 (“2008”) and 2006 (“2006”), ArvinMeritor is only required to file unaudited financial statements for those periods. ArvinMeritor has included in this Form 10-K/A MSA’s unaudited financial statements for fiscal years ended December 31, 2008 and December 31, 2006.

SSA met the significant subsidiary test for ArvinMeritor’s fiscal years 2008, 2007 and 2006 and the company has included in this Form 10-K/A the required audited financial statements for the fiscal year ended December 31, 2008, 2007 and 2006.

The financial statements of MSA and SSA are prepared in accordance with accounting practices adopted in Brazil, a basis of accounting other than U.S. GAAP. Since MSA and SSA met a 30% significance test set forth in Rule 3-09 for 2007 (i.e. in one of the years for which financial statements are presented), a quantitative reconciliation of key items presented under accounting practices adopted in Brazil with those of U.S. GAAP is required for all years presented. Such reconciliations are included for both MSA and SSA for 2008, 2007 and 2006.

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

Consolidated Statement of Cash Flows, years ended September 30, 2008, 2007 and 2006.

Consolidated Statement of Shareowners’ Equity, years ended September 30, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

Meritor WABCO

The following financial statements and related notes of Meritor WABCO Vehicle Control Systems were filed as part of Amendment No. 2 on Form 10-K/A filed with the SEC on December 23, 2008:

Financial Statements as of and for the years ended September 30, 2008 and 2007 (As Restated) (Unaudited)

Financial Statements as of and for the year ended September 30, 2006 and Independent Auditors’ Report

Master Sistemas Automotivos Ltda.

The following financial statements and related notes of Master Sistemas Automotivos Ltda. are included in this Amendment No. 3 to Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Balance Sheets, December 31, 2008 and 2007

Statements of Income, Changes in Shareholders’ Equity and Cash Flows, years ended December 31, 2008, 2007 and 2006; and Statement of Added Value, year ended December 31, 2008.

Independent Auditors’ Report as of and for the year ended December 31, 2007.

Suspensys Sistemas Automotivos Ltda.

The following financial statements and related notes of Suspensys Sistemas Automotivos Ltda. are included in this Amendment No. 3 to Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Balance Sheets, December 31, 2008 and 2007

Statements of Income, Changes in Shareholders’ Equity and Cash Flows, years ended December 31, 2008, 2007 and 2006; and Statement of Added Value, year ended December 31, 2008.

Independent Auditors’ Report as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.

Master Sistemas Automotivos Ltda.

Financial Statements

As of December 31, 2008 (unaudited) and 2007 and for the Years Ended December 31, 2008 (unaudited), 2007 and 2006 (unaudited) and the Independent Auditors’ Report

                                                       Deloitte Touche Tohmatsu Auditores Independentes

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

Master Sistemas Automotivos Ltda.

We have audited the accompanying balance sheet of Master Sistemas Automotivos Ltda. (the “Company”), a company incorporated in Brazil, as of December 31, 2007 and the related statements of income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations for the year ended December 31, 2007, in conformity with accounting practices adopted in Brazil.

As mentioned in Note 3.8 to the financial statements, changes in Brazilian accounting practices have been introduced effective January 1, 2008. The financial statements as of December 31, 2007 and for each of the two years in the period ended December 31, 2007 have been prepared in conformity with Brazilian accounting practices in effect until December 31, 2007, and as permitted by Technical Pronouncement 13 – First Time Adoption of Law 11.638/07 and Provisional Act 449/08, are not being restated. Consequently, the financial statements as of and for the year ended December 31, 2008 may not be comparable with the financial statements as of December 31, 2007 and for each of the two years in the period then ended.

Accounting practices adopted in Brazil vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and the effect of such differences is presented in Note 20 to the financial statements.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The statement of cash flows for the year ended December 31, 2007 is presented for purposes of additional analysis and is not a required part of the basic financial statements prepared in accordance with accounting practices adopted in Brazil. Such information has been subjected to those auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

DELOITTE TOUCHE TOHMATSU AUDITORES INDEPENDENTES
Porto Alegre, Brazil

June 20, 2008

MASTER SISTEMAS AUTOMOTIVOS LTDA.

BALANCE SHEETS AS OF DECEMBER 31, 2008 (UNAUDITED) AND 2007
(In thousands of Brazilian reais – R$)

ASSETS	Note	2008	2007
		(Unaudited)
CURRENT ASSETS
Cash and banks		191	529
Temporary cash investments		12,795	40,055
Trade accounts receivable	4	34,362	32,057
Short-term investments		32,222	-
Recoverable taxes	5	5,759	4,689
Inventories	6	29,715	27,171
Dividends and interest on capital receivable		11,789	11,787
Prepaid expenses		268	153
Deferred income and social contribution taxes	18	2,357	91
Other receivables		1,365	386
Total current assets		130,823	116,918

NONCURRENT ASSETS
Long-term assets:
Due from related parties	13	597	6,833
Recoverable taxes	5	4,324	3,620
Deferred income and social contribution taxes	18	-	263
Escrow deposits		198	198
Total long-term assets		5,119	10,914
Investments:
Investment in nonconsolidated subsidiary	7	75,468	53,530
Other investments		25	36
Total investments		75,493	53,566
Property, plant and equipment	8	64,513	56,785
Intangible assets	9	471	282
Deferred charges	10	1,264	1,581
Total noncurrent assets		146,860	123,128

TOTAL ASSETS		277,683	240,046

LIABILITIES AND SHAREHOLDERS’ EQUITY	Note	2008	2007
		(Unaudited)
CURRENT LIABILITIES
Trade accounts payable		7,240	9,517
Loans and financing	11	28,803	26,962
Payable for derivative transactions	16	4,385	85
Taxes payable		1,554	2,266
Salaries payable		452	603
Accrued vacation and related charges		2,214	2,254
Dividends and interest on capital payable	13	14,316	6,820
Employee and management profit sharing		2,253	2,839
Payables to related parties	13	1,334	1,011
Other payables		880	913
Total current liabilities		63,431	53,270

NONCURRENT LIABILITIES
Long-term liabilities:
Loans and financing	11	29,387	29,330
Payable to parent company	13	864	-
Payables to related parties	13	2,845	4,044
Taxes payable	18	1,370	-
Pension plan	14	-	29
Reserve for contingencies	15	-	774
Other payables		865	294
Total noncurrent liabilities		35,331	34,471

SHAREHOLDERS´ EQUITY
Capital	17	105,000	32,100
Income reserve		73,921	-
Retained earnings		-	120,205
Total shareholders` equity		178,921	152,305

TOTAL LIABILITIES AND SHAREHOLDERS` EQUITY		277,683	240,046

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 (UNAUDITED), 2007 AND 2006 (UNAUDITED)
(In thousands of Brazilian reais – R$)
	Note	2008	2007	2006
		(Unaudited)		(Unaudited)
GROSS SALES
Sales of products and goods in the domestic market		423,452	328,521	246,205
Sale of products and goods in the foreign market		49,510	44,071	71,289
Provision of services		2,767	2,888	2,318
		475,729	375,480	319,812
DEDUCTIONS
Taxes on sales		(101,520)	(77,408)	(58,489)
Sales return		(487)	(464)	(806)
NET SALES		373,722	297,608	260,517
COST OF PRODUCTS AND SERVICES		(312,617)	(238,554)	(215,083)
GROSS PROFIT		61,105	59,054	45,434

OPERATING INCOME (EXPENSES)
Selling expenses		(11,779)	(10,590)	(8,842)
General and administrative expenses		(8,179)	(8,686)	(7,659)
Management compensation		(370)	(326)	(312)
Equity in nonconsolidated subsidiary	7	36,517	28,928	18,654
Other operating income		756	175	914
Other operating expenses		(3,513)	(4,680)	(3,145)
		13,432	4,821	(390)
INCOME FROM OPERATIONS BEFORE FINANCIAL INCOME		74,537	63,875	45,044

FINANCIAL INCOME
Financial income	19	21,668	11,070	9,647
Financial expenses	19	(25,615)	(9,764)	(10,858)
OPERATING PROFIT		70,590	65,181	43,833
NONOPERATING INCOME (EXPENSES), NET		-	-	(41)
INCOME BEFORE INCOME AND SOCIAL CONTRIBUITUTION TAXES		70,590	65,181	43,792

INCOME AND SOCIAL CONTRIBUTION TAXES
Current	18	(10,031)	(10,233)	(6,866)
Deferred	18	2,003	354	-
NET INCOME		62,562	55,302	36,926

The accompanying notes are an integral part of these financial statements

MASTER SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 (UNAUDITED), 2007 AND 2006 (UNAUDITED)
(In thousands of Brazilian reais - R$)

			Capital
			reserve
			tax / incentive	Income	Retained
	Note	Capital	reserve	reserves	earnings	Total

BALANCES AS OF DECEMBER 31, 2005		20,265	4,017	-	64,972	89,254

Net income		-	-	-	36,926	36,926
Interest on capital		-	-	-	(6,388)	(6,388)
Capital payment		7,731	-	-	-	7,731
Dividend payment		-	-	-	(8,101)	(8,101)

BALANCES AS OF DECEMBER 31, 2006 (UNAUDITED)		27,996	4,017	-	87,409	119,422

Net income		-	-	-	55,302	55,302
Interest on capital	12	-	-	-	(8,024)	(8,024)
Capital payment	17	4,104	(4,017)	-	(86)	1
Dividend payment		-	-	-	(14,396)	(14,396)

BALANCES AS OF DECEMBER 31, 2007		32,100	-	-	120,205	152,305

Impact of adopting law no. 11,638/07 and Provisional act no. 449/08		-	-	-	(130)	(130)
Capital payment	17	72,900	-	-	(72,900)	-
Complement of dividends from 2007		-	-	-	(20,176)	(20,176)
Net income		-	-	-	62,562	62,562
Interest on capital	12	-	-	-	(8,829)	(8,829)
Dividend payment		-	-	-	(6,811)	(6,811)
Income reserve		-	-	73,921	(73,921)	-

BALANCES AS OF DECEMBER 31, 2008 (UNAUDITED)		105,000	-	73,921	-	178,921

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 (UNAUDITED), 2007 AND 2006 (UNAUDITED)
(In Brazilian thousand reais)
	Note	2008	2007	2006
		(Unaudited)		(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net income		62,562	55,302	36,926
Adjustments to reconcile net income to net the cash
provided by (used in) operating activities:
Depreciation and amortization		10,916	7,763	6,065
Loss on sale of property and equipment		37	128	195
Equity in nonconsolidated subsidiary	7	(36,517)	(28,928)	(18,654)
Exchange variation, interest on loans and financing and derivatives		12,516	3,948	(2,679)
Deferred income tax and social contribution		(2,003)	(354)	-
Provisions		1,586	-	-
(Increase) decrease in assets:
Increase in short-term investments		(32,222)	-	-
(Increase) decrease in trade accounts receivable		(2,305)	6,937	(6,574)
Increase in inventories		(4,933)	(9,981)	(460)
(Increase) decrease in other receivables		1,255	(9,538)	(6,673)
Increase (decrease) in liabilities:
Increase (decrease) in trade accounts payable		(2,277)	1,903	927
Increase in payables and provisions		9,755	5,619	1,068
Dividends and interest on capital received		14,557	20,879	15,100
Interest on loans and financing paid		(4,397)	(2,999)	(846)
Decrease income and social contribution taxes		(6,026)	(895)	(70)
Net cash provided by operating activities		22,504	49,784	24,325
CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Property, Plant, Equipment		(18,523)	(11,546)	(19,763)
Additions to deferred charges		–	(94)	(644)
Net cash used in investing activities		(18,523)	(11,640)	(20,407)
CASH FLOW FROM FINACING ACTIVITIES
Dividends and interest on capital paid		(28,200)	(22,420)	(14,489)
Proceeds from loans and financing		40,569	49,941	81,180
Loans and financing paid		(43,948)	(32,419)	(66,376)
Net cash provided by financing activities		(31,579)	(4,898)	315
NET INCREASE (DECREASE) IN BALANCE OF CASH, BANKS AND TEMPORARY CASH INVESTMENTS		(27,598)	33,246	4,233
At beginning of period		40,584	7,338	3,105
At end of period		12,986	40,584	7,338
		(27,598)	33,246	4,233

The accompanying notes are an integral part of these financial statements

MASTER SISTEMAS AUTOMOTIVOS LTDA.

STATEMENT OF ADDED VALUE
FOR THE YEAR ENDED DECEMBER 31, 2008 (UNAUDITED)
(In thousands of Brazilian reais - R$)
	Note	2008
		(Unaudited)
SALES
Sale of goods, products and services		475,242
Other incomes		653
		475,895
Material purchased from third parties (includes taxes - ICMS, IPI,PIS and COFINS)		328,418
Materials, power, outsourced services and others		41,488
		369,906
GROSS ADDED VALUE		105,989
DEPRECIATION, AMORTIZATION		10,916
NET ADDED VALUE PRODUCED BY THE COMPANY		95,073
TRANSFERRED ADDED VALUE:
Equity in subsidiary	7	36,517
Rents and royalties		103
Financial incomes		21,668
		58,288
TOTAL ADDED VALUE TO BE DISTRIBUTED		153,361

ADDED VALUE DISTRIBUTED		153,361
Personnel:
Direct remuneration		27,232
Benefits		4,247
FGTS (Employees’ Severance Guarantee Fund)		2,182
Taxes and contributions:
Federal		20,423
State		9,653
Municipal		11
Remuneration from third parties capital:
Interest on financial expenses		25,615
Rents		1,436

Remuneration on capital:
Interest on capital		8,829
Dividends		6,811
Retained earnings		46,922

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (UNAUDITED), 2007
and 2006 (UNAUDITED)

(Amounts in Brazilian thousand reais – R$, except when stated otherwise)

1.	OPERATIONS

Master Sistemas Automotivos Ltda. (“Company”) was established on April 24, 1986 and began operations in April 1987. The Company is engaged in the development, manufacturing, sale, assembly, distribution, importation and exportation of motion control system for buses, trailers, trucks and their related parts and components.

2.	FINANCIAL STATMENT PRESENTATION

The financial statements have been prepared in conformity with Brazilian accounting practices, established by corporate law, pronouncements, guidelines and interpretations issued by the Accounting Pronouncements Committee (CPC), standards issued by the Brazilian Securities and Exchange Commission (CVM) and instructions provided by the Brazilian Federal Revenue Service.

In preparing the financial statements for 2008, the Company adopted for the first time the new accounting practices introduced by Law 11638/07, approved on December 28, 2007, as amended by Provisional Act 449 of December 3, 2008.

Law 11638/07 and the Provisional Act 449/08 altered Law 6404/76 in relation to the preparation and disclosure of financial statements.

Adjustments related to the first-time adoption of Law 11638/07 and Provisional Act 449/08 are set forth in Note 3.8.

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

3.	SIGNIFICANT ACCOUNTING PRACTICES

3.1	Income recognition

Income and expenses are recognized on the accrual basis.

Revenue from sale of products is recognized when all risks and benefits inherent in the product are transferred to the buyer. Revenue from services is recognized when services are rendered.

3.2	Use of estimates

The preparation of financial statements in conformity with Brazilian accounting practices requires management to make estimates to record certain transactions. Significant assets and liabilities subject to these estimates and assumptions include the net book value of property, plant and equipment, allowance for doubtful accounts, inventories, deferred tax assets, reserve for contingencies and assets and liabilities related to employees benefits. Actual results could differ from these estimates.

3.3	Foreign currency

Monetary assets and liabilities denominated in foreign currency are translated into Brazilian reais at the exchange rate in effect on the balance sheet date and currency translation differences are recorded in the statement of income.

3.4	Current and noncurrent assets

•     Short-term investments

Stated at cost, plus income earned through the balance sheet date.

•     Trade accounts receivable

Stated at billed amount plus respective taxes.

The allowance for doubtful accounts was recorded in an amount considered sufficient by management to cover possible losses on the collection of receivables based on the individual analysis of trade accounts receivable with default risk.

•     Inventories

Stated at average cost of acquisition or production, which does not exceed market value. Provisions for slow-moving or obsolete inventories are recorded when considered necessary by management.

•     Other current and noncurrent assets

Stated at their net realizable value.

•     Investments

Investments in subsidiaries are accounted for under the equity method.

•     Property, plant, and equipment

Stated at acquisition or construction cost. Depreciation is calculated under the straight-line method at rates mentioned in Note 8 and takes into consideration the estimated useful life of assets.

•     Intangible assets

Intangible assets are recorded at acquisition cost and amortization is calculated under the straight-line method at rates mentioned in Note 9 and takes into consideration the estimated useful life of assets.

•     Deferred charges

Stated at incurred cost and amortized under the straight-line method at 20% p.a., starting at the date of the project’s completion.

3.5	Current and noncurrent liabilities

Stated at known or estimated amounts, plus, if applicable, related charges and monetary and/or exchange variations incurred through the balance sheet date.

3.6	Reserve for contingencies

A provision is recognized in the balance sheet when the Company has a legal or constructive obligation as a result of a past event and it is probable that an outflow of resources will be required to settle the obligation. Provisions are recognized based on the best estimates of the involved risk.

3.7	Income Tax and Social Contribution

Income tax is calculated at the rate of 15%, plus a surtax of 10% on taxable income exceeding R$240, and social contribution at the rate of 9% on taxable income. This calculation takes into consideration tax loss offset, limited to 30% of taxable income.

3.8	First –Time Adoption of Law 11638/07 and Provisional Act 449/08

The Company’s management opted to prepare its opening balance sheet with the transition date of January 1, 2008, which is the starting point for accounting in conformity with amendments introduced by Law 11,638/07 and Provisional Act 449/08. The changes introduced by said legislation are qualified as a change in accounting policy, however, as permitted by Technical Pronouncement CPC 13 - First-time Adoption of Law 11,638/07 and Provisional Act 449/08, approved by CVM Resolution 565 of December 17, 2008, all adjustments resulting from the first-time adoption of Law 11,638/07 and Provisional Act 449/08 were made directly in retained earnings on transition date, in conformity with the provisions of Article 186 of Law 6404/76, without retrospective effects on the financial statements.
Below are the equity adjustments arising from the first-time adoption of Law
11,638/07 and Provisional Act 449/08, a summary of the accounting practices amended by the said legislation and the effects thereof in the balance sheet on the date of transition.

a)	Adjustments arising from the first-time adoption of Law 11638/07 and Provisional Act 449/08 to the balance sheet as of the transition date – January 1, 2008:

		Date of transition - 01/01/2008
	December 31, 2007 Balances	Adjustments		Balances

Capital	32,100	-		32,100
Retained earnings	120,205	(130)	{a}	120,075
Shareholders’ equity	152,305	(130)		152,175

Summary of adjustments:
{a} Adjustments against retained earnings
{a1} Adjustment of trade accounts receivable to present value	(142)
{a2} Adjustment of trade accounts payable to present value	12
Total	(130)

b)	Summary of changes in accounting practices for the first-time adoption of Law 11638/07 and Provisional Act 449/08:

Deferred charges

Deferred charges balance as of December 31, 2008 will be maintained up to its full realization through amortization or write-off against net income. Deferred charges balance was recorded at recoverable value.

Present value adjustments

Trade accounts receivable and trade accounts payable were adjusted to present value based on interest rates reflecting the nature of receivables and payables in terms of maturity and payment conditions on the dates of the related transactions.

The effects of adjustments to present value from the first-time adoption of Law 11638 and Provisional Act 449/08 were recorded in retained earnings.

Statements of cash flows and value added

Replacement of the statement of changes in financial position by the statement of cash flows and inclusion of the statement of value added.

c)	Effects of the first-time adoption of Law 11638/07 and Provisional Act 449/08

Below is the reconciliation of net income and shareholders’ equity for the period ended December 31, 2008, considering the effects of the initial adoption to Law 11638/07 and Provisional Act 449/08, compared to shareholders’ equity and net income obtained if changes in accounting practices had not been adopted.

Net income (loss)	2008
(Unaudited)
Net income for the year ended December 31	62,562
Effects from the first-time adoption of Law 11638/07 and Provisional Act 449/08:
Adjustments of trade accounts receivable and trade accounts payable to present value	16
Adjustments to equity in investee -Suspensys	366
Income tax and social contribution temporary and permanent differences	14
Total net adjustments from the adoption of Law 11638/07 and Provisional Act 449/08	396
Net income without the effects of the adoption of Law 11638/07 and Provisional Act 449/08	62,958
Shareholders’ equity
Shareholders’ equity as of December 31	178,921
Adjustments on transition date recorded in retained earnings	130
Difference between net income for 2008 and adjusted net income	396
Shareholders' equity as of December 31, without the effects of Law 11638/07 and Provisional Act 449/08	179,447

4.	ACCOUNTS RECEIVABLE

Trade accounts receivable as of December 31 are presented as follow:

	2008	2007
	(Unaudited)
Trade accounts receivable from third parties – domestic market	15,776	18,327
Trade accounts receivable from related parties – domestic market	3,718	4,165
Trade accounts receivable from third parties – foreign market	2,648	1,522
Trade accounts receivable from related parties – foreign market	12,220	8,043
Total	34,362	32,057

5.	RECOVERABLE TAXES

Recoverable taxes are presented as follows:

	2008	2007
	(Unaudited)
IPI (federal VAT)	49	23
ICMS (state VAT)	2,356	1,391
ICMS on recoverable fixed assets acquisitions	3,597	3,344
Recoverable PIS	70	110
Recoverable PIS fixed assets acquisitions	426	518
Recoverable COFINS	351	517
Recoverable COFINS fixed assets acquisitions	1,964	2,387
Recoverable social contribution	1,182	–
Others	88	19
Total	10,083	8,309
Current	5,759	4,689
Long Term	4,324	3,620

The balance of recoverable taxes recorded in long-term assets is composed of ICMS, PIS and COFINS on acquisitions on fixed assets, which are recoverable in 48 months, according to current legislation.

6.	INVENTORIES

Inventories as of December 31 are presented as follows:

	2008	2007
	(Unaudited)

Finished products	1,827	964
Work in process	9,363	5,998
Raw-materials and others	18,033	17,329
Stock in transit	490	1,994
Advances to suppliers	392	559
Imports in transit	1,999	327
Provision for inventory losses	(2,389)	–
Total	29,715	27,171

7.	INVESTMENTS IN NONCONSOLIDATED SUBSIDIARY

The following summarizes financial information pertaining to the company’s unconsolidated subsidiary, Suspensys Sistemas Automotivos Ltda. As of December 31, 2008 and 2007:

	2008	2007
	(Unaudited)

Capital	71,291	34,233
Shareholders equity – adjusted	141,922	100,663

Interest on capital payable	(6,183)	(4,766)
Dividends paid	(4,319)	(21,267)
Dividends payable	(16,914)	(22,333)
Net income	80,940	54,400

Ownership interest (%)	53.18%	53.18%
Number of shares	53,177	53,177

Opening balance	53,530	45,480
Interest on capital receivable	(3,288)	(2,534)
Dividends receivable	(8,994)	(9,633)
Dividends received	(2,297)	(8,711)
Equity in subsidiary’s earnings	36,517	28,928
Ending balance	75,468	53,530

As established in the “joint-venture” agreement and ratified by shareholders in the meeting minutes for approval of profit allocation, Randon S.A.- Implementos e Participações, a shareholder of Suspensys, is entitled to receive non-proportional dividends.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 are presented as follows:

	Annual	2008 (Unaudited)
	depreciation		Accumulated		2007
	rate (%)	Cost	depreciation	Net	Net

Land	-	2,745	-	2,745	2,703
Buildings	4	11,549	(3,193)	8,356	8,822
Machinery and Equipment	15	77,896	(42,232)	35,664	34,814
Molds and dies	15	16,000	(10,505)	5,495	4,400
Improvements and Installations	4 and 10	2,307	(971)	1,336	1,247
Furniture and fixtures	10	3,084	(1,544)	1,540	1,446
Vehicles	20 and 30	2,191	(1,158)	1,033	636
Computer equipment and peripherals	20	1,117	(849)	268	322
Advances for suppliers	-	614	-	614	367
Works in progress	-	5,277	-	5,277	-
Property, plant and equipment in progress	-	2,185	-	2,185	2,028
Total		124,965	(60,452)	64,513	56,785

Machinery and equipment with a residual value of R$ 713 and R$ 1,041 were provided as collateral on loans from the BNDES – (National Bank for Economic and Social Development) by the Company and its subsidiary Suspensys Sistemas Automotivos Ltda., respectively.

9.	INTANGIBLE ASSETS

Intangible assets are as follows:

	Annual	2008 (Unaudited)
	depreciation		Accumulated		2007
	rate (%)	Cost	depreciation	Net	Net

Software	20	1,263	(792)	471	282

10.	DEFERRED CHARGES

Deferred charges as of December 31 are presented as follows:

	2008	2007
	(Unaudited)

Expenses for studies and projects	1,619	1,802
Accumulated amortization	(355)	(221)
Total	1,264	1,581

11.	LOANS AND FINANCING

Loans and financing were obtained to finance the modernization of the industrial facilities, increase production capacity and develop quality processes, in addition to financing exports and imports. The loans and financing were obtained from several financial institutions through funds obtained by such institutions from the BNDES (National Bank for Economic and Social Development).

As of December 31, the balance of loans and financing is presented as follows:

		2008	2007
Type:	Financial Charges	(Unaudited)
Working capital / exports
Bank Credit - Exin	US Dollar exchange variation + interest of 2.70% p.a.	-	2,667
Bank Credit - Exin	TJLP (long-term interest rate) plus interest of 2.70% p.a.	12,543	12,349
ACC Financing	US Dollar exchange variation + interest of 5.25% p.a. to 5.80% p.a.	5,018	4,430
Financing
Financing from BNDES	TJLP plus interest of 2.5% p.a. to 5% p.a.	24,717	19,291
FINEP – Study and Project Financing	Interest of 4% p.a. plus 6% in excess of TJLP	6,899	9,368
FINAME – Machinery and Equipment Financing	UMBNDES (foreign currencies) plus interest of 4% p.a.	427	493
FINAME – Machinery and Equipment Financing	Interest of 4% to 5.5% p.a. plus 6% in excess of TJLP	1,374	2,306
FININP – machinery and Equipment Financing	US Dollar exchange variation + LIBOR + 1% p.a. to 4.4% p.a.	4,583	3,923
Financing from BNDES	US Dollar exchange variation + interest of 2.5% p.a.	2,629	1,465
Total		58,190	56,292
Short term		28,803	26,962
Long term		29,387	29,330

Maturities of long-term debts are presented as follows:

R$
(Unaudited)
Year of maturity
2010	11,110
2011	8,913
2012	6,910
2013 and following	2,454
Total	29,387

The loans and financing from the BNDES are collateralized by the machinery and equipment.

12.	INTEREST ON CAPITAL PAYABLE

On December 31, 2008, the Company recorded interest on capital payable in the amount of R$ 8,829 (unaudited) (R$ 8,024 in 2007) by applying the TJLP (long-term interest rate) for the period between January and December 2008 on shareholders’ equity balances of December 2007, observing the greater of 50% of pre-tax income or 50% of the retained earnings. The Company has also set aside R$ 6,811 of the income for 2008 to distribute as dividends to shareholders.

In accordance with tax legislation, the amount recorded as interest on capital was entirely deducted from the calculation of income and social contribution taxes, resulting in a tax benefit of R$ 3,002 (unaudited) in 2008 and R$ 2,728 in 2007. For the purpose of these financial statements, such interest on capital was considered as dividends and was recorded as a reduction of retained earnings in shareholders’ equity.

Additionally, the Company recorded financial income from the interest on capital receivable from the subsidiary Suspensys Sistemas Automotivos Ltda., in the total amount of R$ 3,288 (unaudited) (R$ 2,534 in 2007) which, for purposes of disclosure and adjustment to accounting practices, was reclassified to investments.

13.	RELATED-PARTY TRANSACTIONS

Transactions and balances with related parties as of December 31 are presented as follows:

	Grupo Randon(*)			Grupo Arvin Meritor (**)			Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)

Notes receivable– net	1,583	2,208	-	14,355	9,999	-	15,938	12,207	-
Advances to suppliers	-	18	-	-	-	-	-	18	-
Interest on capital receivable	2,795	2,154	-	-	-	-	2,795	2,154	-
Dividends receivable	8,994	9,633	-	-	-	-	8,994	9,633	-
Credits with the parent company	597	6,833	-	-	-	-	597	6,833	-
Other receivables	243	91	-	-	-	-	243	91	-
Trade accounts payable	1,199	248	-	1,558	425	-	2,757	673	-
Interest on capital payable	3,827	3,478	-	3,677	3,342	-	7,505	6,820	-
Dividends payable	3,475	-	-	3,337	-	-	6,811	-	-
Payable to related parties - short-term	-	-	-	1,334	1,011	-	1,334	1,011	-
Payable to parent company	864	-	-	-	-	-	864	-	-
Payable to related parties - long-term	-	-	-	2,845	4,044	-	2,845	4,044	-

Sales of products – net	74,537	56,960	43,440	71,512	57,994	78,264	146,049	114,954	121,704
Purchase of products and services - net	24,524	16,077	22,224	5,761	4,514	13,199	30,285	20,591	35,424
Financial income	213	166	1	724	1,401	171	937	1,567	172
Financial expenses	12	94	122	2,182	354	68	2,194	448	190
Commissions	328	739	133	-	51	20	328	790	153
Administrative expenses	3,801	2,958	2,700	-	-	-	3,801	2,958	2,700

Loan balances with officers and managers are recorded in other accounts payable in the amount of R$ 501 (current liabilities-unaudited) and R$ 313 (noncurreny liabilities-unaudited) in 2008 and R$ 359 (short-term) and R$ 294 (long-term ) in 2007. Balances are restated at the DI-extra rate.

Management compensation and interest was R$ 750 (unaudited) in 2008 and R$ 715 in 2007.

The receivables from and payables to the parent company Randon S.A. Implementos e Participações are adjusted according to the financial market rates (“DI-extra”) issued by Andima (National Association of Financial Market Institutions).

The payables to related parties refer to accounts payable to ArvinMeritor Inc. for the import of machinery by the Company.

Commercial Transactions

The commercial transactions with related parties follow the prices and terms established by the agreement signed between the parties. The agreement takes into account the term, volume and specifications of the products purchased by the related parties, which are not comparable to sales to unrelated parties.

(*) Includes:      Randon S.A. Implementos e Participações (Controladora), Fras-Le S.A.,
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

14.	PENSION PLAN

The Company co-sponsors RANDONPREV, a defined contribution pension plan under a capitalization regime whose main objective is to provide benefits that supplement those provided by the Government plans. The expenses included in the statement of income for the years ended December 31, 2008, 2007 and 2006 totaled R$ 183 (unaudited), R$ 176 and R$ 175 (unaudited), respectively.

15.	CONTINGENCIES

There are contingencies of a general nature with respect to taxes, since it is not possible to secure definite and final approval of income tax returns, and tax laws in general are indefinite and dependent upon administrative interpretations, which are subject to changes.

The contingent liabilities as of December 31, 2008, are presented as follows:

Contingencies	Likelihood of loss
	Probable	Possible	Remote
	(Unaudited)	(Unaudited)	(Unaudited)

Labor	–	318	–
Tax	–	1	4,422
Social Security	–	8	1,194
Total	–	327	5,616

The Company has administrative proceedings in progress for which, based on the opinion of its attorneys and in accordance with Brazilian accounting practices, no reserves for contingencies have been recorded since the proceedings have been assessed to have a possible or remote likelihood of loss. The main proceedings with risk of remote loss are:

Tax

a)

Income tax, social contribution on net profit and withholding income tax – refers to a tax assessment in the amount of R$ 3,089, arising from payments of commissions to agents abroad. The amount includes principal, penalties and interest;

b)	Deemed IPI credit – refers to notices issued by the Federal Revenue Service in the total amount of R$ 1,333, whereby the tax authority denied the Company’s request for deemed credit refund and demanded payment of the tax. The amount includes principal, penalties and interest.

Social Security

Refers to INSS (social security contribution) tax assessment in the total amount of R$ 1,072 because of the non-payment of payroll charges on employee profit sharing.

16.	FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required to interpret market data and then develop the most appropriate fair value estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market information and/or valuation methodologies may have a material effect on the fair value estimates.

These financial instruments are managed through operating strategies, aimed at liquidity, profitability and security. The Company’s financial instruments management policy consists of ongoing monitoring of contracted rates compared to market rates. The Company does not enter into transactions involving derivatives or take on any other risk for speculative purposes.

Balances breakdown:

In compliance with Brazilian Securities and Exchange Commission (CVM) Instruction 235/95, the carrying amounts and fair value of the financial instruments included in the balance sheet as of December 31, 2008 are as follows:

	12/31/2008
	Carrying
Description	amount	Fair value
	(Unaudited)	(Unaudited)

Highly-liquid short-term investments	12,795	12,795
Short-term investments	32,222	32,222
Loans and financing:
In local currency	45,533	45,533
In foreign currency	12,657	12,657
Derivative transactions (NDF)	4,385	4,385

     Criteria, assumptions and limits used for the calculation of market values

·	Temporary cash investments

Current accounts and temporary cash investments in banks have market values comparable to their book balances.

·	Short-term investments

Market values of short-term investments are comparable to their accounting balances.

·	Loans and financing

The fair value of financing approximates book balances, when compared to similar instruments, with comparable maturities and interest rates.

·	Derivatives

It is the Company’s practice not to be exposed to market risks, thus avoiding assuming positions exposed to fluctuations and operating only with instruments that allow controlling these risks. Derivative contracts refer to forward transactions (NDF).

·	Limitations

Fair values were estimated through the balance sheet date, based on “relevant market information”. Changes in assumptions may significantly affect those estimates.

·	Financial management risk

The Company is exposed to the following risks related to the use of its financial instruments:

i.     credit risk
      ii.     liquidity risk
      iii.    market risk

The Company, through its Parent Company, has a Hedge Transaction Policy, prepared by the Planning and Finance Committee (“the committee”) and evaluated by the Executive Board. These procedures are aimed to reduce the effects of fluctuation in exchange rates of foreign currency amounts estimated in the cash flow with no speculative purposes.

The monthly-estimated cash flow in foreign currency is used as basis for the twelve subsequent months, either based on the Strategic Plan projections or on the updated expectation of each company. Instruments used are conservative and previously approved by the same committee. For the transactions contracted, instruments are Non Deliverable Forward (NDF).

a.     Credit risk

The Company’s sales policies are subject to credit policies established by its management and are intended to minimize customer default risks. This objective is attained by management through a careful selection of the customer portfolio, which considers the customer ability to pay (credit rating).

b.     Market risk

Represented by the risk that changes in the market, such as exchange rate, interest rate and price variation, will affect the Company’s net income or the value of its financial instruments. Management’s purpose in monitoring market risks is to control exposure to market risks within acceptable parameters, to obtain optimal return.

Foreign exchange rate risk

The Company’s net income is subject to significant variations due to the effects from the volatility of exchange rates on assets and liabilities indexed to foreign currencies, mainly the U.S. dollar.

The Company is exposed to currency risk (exchange rate risk) on sales, purchases and loans denominated in a currency different from that usually used by the Company.

The Company contracts derivative transactions to hedge part of its foreign exchange rate exposure, with maturities normally below one year from balance sheet date.

Non Deliverable Forward (NDF)

For these transactions, the Company has obligation based on quotation at maturity. Earnings from these transactions are recorded under the accrual basis in the Company’s financial statements.

Derivatives	Total amount contracted (USD)	Strike rate	Due date
NDF transactions	US$8,400	R$ 1.77 to R$ 2.05	Monthly up to December 2009

Strategy for exchange rate risk

As a strategy to avoid and reduce the effects of exchange rate fluctuation, management has adopted the policy of maintaining a natural hedge by keeping offsetting asset and liability position susceptible to exchange variation, as follows:

	12/31/2008	12/31/2007
	(Unaudited)

A. Loans/financing	(12,657)	(12,978)
B. Trade accounts payable	(6,788)	(6,388)
C. Trade accounts receivable	14,868	9,564
D. Net exposure (A-B+C)	(4,577)	(9,802)

Interest rate risk

The Company's net income is subject to significant variations arising from financing and loans contracted at floating interest rates.

The Company does not have derivatives to hedge interest rate variations.

Price risk

Price risk relates to the possibility of fluctuations in market prices for products sold or manufactured by the Company and other inputs used in the manufacturing process. To mitigate these risks, the Company continuously monitors the domestic and foreign markets, thus protecting against price changes.

c.      Estimated fair values

Fair values were estimated at the financial statement date, based on "relevant market information". Changes in assumptions and in financial market transactions may signficantly affect those estimates. Methods and assumptions adopted by the Company to estimate the disclosure of its derivatives' fair values as of December 31, 2008 are as follows:

Fair value is typically based on market price quotations for assets or liabilities with similar features. In case these market prices are not available, fair values are based on market operator quotations, pricing models, discounted cash flow or similar techniques, for which the determination of the fair value may require significant judgment or estimates by management. Market price quotations are used to determine derivatives’ fair value.

Non deliverable forward (NDF) and Zero Cost Collar transactions: Fair value is typically based on market price quotations for assets or liabilities with similar features. In case these market prices are not available, fair values are based on market operator quotations, discounted cash flow or similar techniques, for which the determination of the fair value may require significant judgment or estimates by management. The Company does not intend to settle these contracts in advance of maturity.

The chart below shows the carrying amount values and estimated fair values of the Company’s derivatives as of December 31, 2008. Original outstanding amounts exposed to US dollar variation, as well as their corresponding fair values, are as follows:

Description	Domestic notional amount in thousands of US$		Domestic notional amount in thousands of R$		Carrying balance		Fair value – in thousands of R$ - (credit) / debit		Accumulated effect in 2008 – in thousands of R$ (credit) / debit
	12/31/2008	12/31/2007	12/31/2008	12/31/2007	12/31/2008	12/31/2007	12/31/2008	12/31/2007	Amount received	Amount paid
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)	(Unaudited)

Zero Cost Collar	–	5,600	–	9,702	–	–	–	327	375	(1,016)
NDF	8,400	2,800	14,455	4,851	(4,385)	(85)	(4,385)	(109)	109	(1,084)
Total	8,400	8,400	14,455	14,553	(4,385)	(85)	(4,385)	218	484	(2,100)

Liability amounts recorded as of December 31, 2008 for NDF transactions are classified as derivatives.

Their maturities of derivatives are summarized below, in thousands of U.S. dollars:

	12/31/2008
Description	Up to 30 days	From 31 to 180 days	From 181 to 365 days	Total

NDF	700	3,500	4,200	8,400

The Company has contracted derivatives transactions in U.S. dollars (NDF) for delivery in up to 365 days at the average price of R$ 1.91/US$ with notional value of US$ 8,400. Management estimates (based on BM&FBOVESPA quotations) that it is probable the dollar will be rated at R$ 1.70/US$ on maturity. Scenario II estimates the dollar at R$ 2.12/US$ and scenario III estimates the dollar at R$ 2.55/US$. In the probable scenario, the Company may obtain a gain of R$ 1,764. In the other two scenarios, the Company may incur losses of R$ 3,528 and R$ 7,140, respectively.

17.	CAPITAL

Subscribed capital is represented by 105,000 shares at the par value of R$ 1.00 each. The capital’s ownership composition is:

Shareholder	R$	%
	(Unaudited)

Randon S.A. Implementos e Participações	53,550	51
Arvinmeritor do Brasil Sistemas Automotivos Ltda.	51,450	49
Total	105,000	100

Through change no. 20 in the Articles of Association, on October 30, 2008 the capital of the Company was increased from R$ 32,100 to R$ 105,000 upon the capitalization of a portion of retained earnings in the amount of R$ 72,900.

18.	INCOME AND SOCIAL CONTRIBUTION TAXES

Reconciliation of income and social contribution taxes for the year ended December 31, 2008 with the amount that results from applying statutory rates is presented as follows:

	2008		2007		2006
	Income tax	Social contribution tax	Income tax	Social contribution tax	Income tax	Social contribution tax
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Income before income and social contribution taxes	70,590	70,590	65,182	65,182	43,792	43,792
Statutory rate	15%+10%	9%	15%+10%	9%	15%+10%	9%
Income and social contribution taxes at statutory rates	17,648	6,353	16,296	5,866	10,948	3,941
Effects of taxes on:
Interest on capital expense	(2,207)	(795)	(2,005)	(722)	(1,597)	(575)
Interest on capital income	822	296	633	228	731	264
Equity in subsidiary	(9,129)	(3,287)	(7,232)	(2,603)	(4,663)	(1,679)
Net permanent exclusions	(781)	(303)	(288)	(173)	(261)	(148)

Income and social contribution taxes before deductions	6,353	2,264	7,404	2,596	5,158	1,803
Income tax deductions and other adjustments	(467)	(122)	(121)	-	(95)	-
Provision for income and social contribution	5,886	2,142	7,283	2,596	5,063	1,803

Current income and social contribution taxes	7,358	2,673	7,544	2,689	5,063	1,803
Deferred income and social contribution taxes	(1,472)	(531)	(261)	(93)	-	-

b)	Deferred income and social contribution Taxes:

	Temporary differences	2008 Deferred income and social contribution taxes	2007 Deferred income and social contribution taxes
Temporary Differences:		(Unaudited)

Provision for loss in inventories	2,389	812	-
Provision for contingencies	-	-	263
Provision for derivatives	4,385	1,491	-
Reserve for warranties	65	22	89
Provision for collective labor agreement	48	16	2
Others	45	16	-
	6,932	2,357	354

19.	NET FINANCIAL INCOME

Net financial income (expenses) for the year ended December 31, is presented as follows:

	2008	2007	2006
	(Unaudited)		(Unaudited)
Financial incomes:
Exchange gains on liabilities	11,019	6,961	6,669
Earnings from temporary cash investments and short-term investments	5,263	2,769	710
Earnings from derivative operations	624	61	1,360
Interest from loan agreements	214	166	1
Adjustments to present value – trade accounts receivable	4,447	-	-
Other financial earnings	101	1,113	907
	21,668	11,070	9,647

Financial expenses:
Exchange losses on assets	(12,568)	(4,757)	(4,905)
Interest on loans and financing	(4,517)	(3,881)	(2,419)
Losses from derivative operations	(6,540)	(189)	(912)
Adjustments to present value - trade accounts payable	(1,069)	-	(400)
Expenses on loan agreements	(12)	(94)	(122)
Other financial expenses	(909)	(843)	(2,100)
	(25,615)	(9,764)	(10,858)

Net financial income (expenses)	(3,947)	1,306	(1,211)

20.	SUMMARY AND RECONCILIATION OF THE DIFFERENCES BETWEEN ACCOUNTING PRACTICES ADOPTED IN BRAZIL (BR GAAP) AND ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA (U.S. GAAP)

The financial statements of the Company are prepared in accordance with BR GAAP. Note 3 to the financial statements summarizes the accounting policies adopted by the Company. BR GAAP differs from U.S. GAAP in certain significant respects, which are summarized below:

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

Under U.S. GAAP, Brazil ceased to be treated as a highly inflationary economy starting January 1, 1998. Therefore the financial information the purposes of U.S. GAAP for the two-year period ended December 31, 1997 includes additional inflation restatement adjustments made by applying the IGP-M to permanent assets and shareholders’ equity.

(b)      Deferred Charges

        BR GAAP allows the deferral of pre-operating expenses and certain expenses related to research and development. Under BR GAAP, these items are amortized over a period of five to ten years. Under U.S. GAAP, these are recorded as expenses when incurred. See Note 3.

(c)      Capitalization of interest in relation to construction in progress

       Under accounting practices adopted in Brazil, prior to January 1, 1996 the Company was not required to capitalize the interest cost of borrowed funds as part of the cost of the related asset. Under U.S. GAAP, capitalization of the cost of borrowed funds during construction of major facilities is recognized as part of the cost of the related assets. Under Brazilian GAAP exchange losses on foreign currency denominated assets and liabilities are capitalized. Under U.S. GAAP, capitalization of exchange losses is not permitted.

(d)      Pension Plan Surplus

       Under Brazilian GAAP, the excess of the fair value of the pension plan assets over the projected benefit obligation is not recognized as an asset on the balance sheet. Under U.S. GAAP, the asset is recognized on the balance sheet as prepaid pension cost.

(e)      Accounting for derivative instruments

Under BR GAAP in 2007 and 2006, derivative instruments are recorded at cost plus accrued interest. Under BR GAAP, there is no specific standard addressing accounting of financial derivative instruments other than for financial institutions. In 2008, the derivative instruments are recorded at the fair value. See Note16.

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

(f)      Effects of U.S. GAAP adjustments on equity investee

       Suspensys Sistemas Automotivos Ltda. (“Suspensys”) is accounted for using the equity method of accounting under BR GAAP. The principal U.S. GAAP adjustments that affect the Company’s accounting for the results of Suspensys are as follows:

·	Deferred charges
·	Capitalization of interest
·	Pension plan surplus
·	Deferred income tax on the above adjustments

The effect of these adjustments is included as “U.S. GAAP adjustments on equity in earnings of Suspensys”, a line item in the reconciliation of net income (loss) and shareholders’ equity.

(g)      New Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (FSP) FIN 48-3, Effective Date of FASB Interpretation (FIN) No. 48 for Certain Nonpublic Enterprises. The FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain nonpublic enterprises, to fiscal years beginning after December 15, 2008. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP are not eligible for the deferral. Nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles are also not eligible for the deferral. Since the Company does not meet those exceptions that would require the application of FIN 48, there is no impact on the Company’s financial statements related to the adoption of FIN 48.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133” which requires expanded disclosures about derivative and hedging activities. SFAS No. 161 has the same scope as SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. It encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing the potential impact of the standard on disclosures in the company’s financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets.” The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We are currently evaluating the impact FSP 142-3 will have on our financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. There is no impact on the financial statements related to the adoption of this pronouncement.

(h) Other Comprehensive Income

Under U.S. GAAP, SFAS No, 130, “Reporting Comprehensive Income”, requires the disclosure of comprehensive income.  Comprehensive income is comprised of net income and “Other comprehensive income”, which include charges or credits directly to equity that are not the result of transactions with shareholders. The Company has not recorded other comprehensive income for all periods presented.

(i) Cash and Cash Equivalents

Under U.S. GAAP, cash equivalents are defined as temporary short-term, highly liquid investments, which are both readily convertible to known amounts of cash and have original maturities of 90 days or less. The Company holds certain highly liquid, low risk financial investments, comprised principally of high quality government debt, which are classified as cash equivalents under BR GAAP.

Under U.S. GAAP, since these investments have original maturities of over 90 days, such investments do not qualify as cash equivalents. The effect of this difference in classification on the Company’s balance sheets and statements of cash flows for the periods presented is as follows:

	2008	2007	2006
	(Unaudited)		(Unaudited)

Cash and cash equivalents under Brazilian GAAP	12,986	40,584	7,338
Reclassification of temporary cash investments	(12,795)	(40,055)	(7,035)
Cash and cash equivalents under U.S. GAAP	191	529	303

Cash Flows	2008	2007	2006
	(Unaudited)		(Unaudited)
Operating activities under Brazilian GAAP	22,054	49,784	24,325
Reclassification of short-term investments	32,222	-	-
Operating activities under U.S. GAAP	54,276	49,784	24,325

Investing activities under Brazilian GAAP	(18,523)	(11,640)	(20,407)
Cash flows relating to temporary cash investments under U.S. GAAP	27,260	(33,020)	(4,019)
Cash flows relating to short-term investments under U.S. GAAP	(32,222)	-	-
Investing activities under U.S. GAAP	(23,485)	(44,660)	(24,426)

Cash and cash equivalents at beginning of the year under Brazilian GAAP	40,584	7,338	3,105
Reclassification of temporary cash investments at beginning of the year	(40,055)	(7,035)	(3,016)
Cash and cash equivalents at beginning of the year under U.S. GAAP	529	303	89

Increase (decrease) in cash and cash equivalents under Brazilian GAAP	(27,598)	33,246	4,233
Cash flows relating to temporary cash investments under U.S. GAAP	27,260	(33,020)	(4,019)
Cash and cash equivalents at end of year under U.S. GAAP	191	529	303

(j) Reconciliation of principal differences between BR GAAP and U.S. GAAP

	Reference	2008	2007	2006
		(Unaudited)		(Unaudited)
Net income under BR GAAP		62,562	55,302	36,926
Additional indexation of property and equipment from 1995 to 1997,net	20 (a)	(5)	(39)	(39)
Deferred charges, net	20 (b)	317	(37)	(642)
Interest capitalization, net	20 (c)	192	111	204
Pension plan surplus	20 (d)	6	(16)	20
Fair value adjustment on derivative instruments	20 (e)	352	(352)	(53)
Equity investee (Suspensys)		415	409	(89)
Deferred income tax on the above adjustments		(400)	(45)	213
Net income under U.S. GAAP		63,439	55,333	36,540

	Reference	2008	2007	2006
		(Unaudited)		(Unaudited)
Shareholders’ equity under BR GAAP		178,921	152,305	119,422
Additional indexation of property and equipment from 1995 to 1997,net	20 (a)	189	194	233
Deferred charges, net	20 (b)	(1,264)	(1,581)	(1,544)
Interest capitalization, net	20 (c)	657	465	353
Pension plan surplus	20 (d)	183	177	169
Fair value adjustment on derivative instruments	20 (e)	-	(352)	-
Equity investee (Suspensys investment)	20 (f)	(912)	(1,327)	(1,736)
Deferred income tax on the above adjustments		(82)	318	362
Shareholders’ equity under U.S. GAAP		177,692	150,199	117,259

Suspensys Sistemas

Automotivos Ltda.

Financial Statements
As of December 31, 2008 and 2007, and
For The Years Ended December 31, 2008, 2007 and 2006 and the Independent Auditors` Report.

                                                                   Deloitte Touche Tohmatsu Auditores Independentes

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

Suspensys Sistemas Automotivos Ltda.

We have audited the accompanying balance sheet of Suspensys Sistemas Automotivos Ltda. (“Company”), a company incorporated in Brazil, as of December 31, 2008 and 2007, and the related statements of income, changes in shareholders´ equity, and cash flows for each of the three years in the period ended December 31, 2008, and the statement of value added for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations for each of the three years in the period ended December 31, 2008, in conformity with accounting practices adopted in Brazil.

As mentioned in Note 3.8 to the financial statements, changes in Brazilian accounting practices have been introduced effective January 1, 2008. The financial statements as of December 31, 2007 and for each of the two years in the period ended December 31, 2007 have been prepared in conformity with Brazilian accounting practices in effect until December 31, 2007, and as permitted by Technical Pronouncement 13 – First Time Adoption of Law 11.638/07 and Provisional Act 449/08, are not being restated. Consequently, the financial statements as of and for the year ended December 31, 2008 may not be comparable with the financial statements as of December 31, 2007 and for each of the two years in the period then ended.

Accounting practices adopted in Brazil vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and the effect of such differences is presented in Note 19 to the financial statements.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The statements of cash flows for the years ended December 31, 2007 and 2006 are presented for purposes of additional analysis and are not a required part of the basic financial statements prepared in accordance with accounting practices adopted in Brazil. Such information has been subjected to those auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

DELOITTE TOUCHE TOHMATSU AUDITORES INDEPENDENTES

Porto Alegre, Brazil

June 19, 2009

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007
(In thousands of Brazilian reais - R$)

ASSETS	Note	2008	2007

CURRENT ASSETS
Cash and banks		1,578	5,582
Temporary cash investments		31,783	34,491
Trade accounts receivable	4	66,973	82,397
Recoverable taxes	5	12,820	7,248
Inventories	6	52,241	45,948
Prepaid expenses		431	272
Deferred income and social contribution taxes	17	2,804	2,042
Other receivables		1,270	580
Total current assets		169,900	178,560

NONCURRENT ASSETS
Long-term assets:
Due from related parties	10	880	1,756
Recoverable taxes	5	5,814	2,446
Other receivables		185	323
Total long-term assets		6,879	4,525
Property, plant and equipment	7	85,894	48,618
Intangible assets	7	1,000	1,176
Deferred charges	8	3,294	4,290
Total noncurrent assets		97,067	58,609

TOTAL ASSETS		266,967	237,169

LIABILITIES AND SHAREHOLDERS’ EQUITY	Note	2008	2007

CURRENT LIABILITIES
Trade accounts payable		19,000	39,834
Loans and financing	9	22,555	22,798
Advances from customers		338	350
Taxes payable		2,650	4,231
Payroll and related taxes		820	1,004
Accrued vacation and related charges		3,623	3,815
Dividends and interest on capital payable		22,170	26,385
Employee and management profit sharing		6,503	5,310
Other payables		5,287	3,210
Total current liabilities		82,946	106,937

NONCURRENT LIABILITIES
Long-term liabilities:
Loans and financing	9	34,846	29,286
Due to related parties	10	2,388	147
Reserve for contingencies	12	136	136
Taxes payable		1,045	-
Total noncurrent liabilities		38,415	29,569

SHAREHOLDERS´ EQUITY
Capital	15	71,291	34,233
Tax incentive reserve	16	-	37,058
Income reserves		74,315	-
Retained earnings		-	29,372
Total shareholders’ equity		145,606	100,663

TOTAL LIABILITIES AND SHAREHOLDERS` EQUITY		266,967	237,169

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands of Brazilian reais – R$)
	Note	2008	2007	2006

GROSS SALES
Products and goods – Domestic market		1,063,649	801,664	535,416
Products and goods – Foreign market		40,208	41,646	31,077
Services provided		10	13	6
		1,103,867	843,323	566,499
DEDUCTIONS
Taxes on sales		(251,674)	(189,394)	(128,965)
Discounts and rebates		(15,718)	(7,738)	(7,236)
NET SALES		836,475	646,191	430,298
COST OF PRODUCTS AND SERVICES		(703,228)	(522,819)	(354,062)
GROSS PROFIT		133,247	123,372	76,236

OPERATING INCOME (EXPENSES)
Selling expenses		(24,773)	(20,215)	(11,930)
General and administrative expenses		(13,447)	(14,760)	(12,596)
Financial income	18	26,980	6,967	6,333
Financial expense	18	(17,257)	(9,345)	(6,028)
Tax incentive – Fundopem	16	11,578	-	-
Other operating income (expenses)		(8,258)	(7,349)	(3,129)
		(25,177)	(44,702)	(27,350)
INCOME FROM OPERATIONS		108,070	78,670	48,886

NONOPERATING INCOME (EXPENSES), NET		-	(34)	(87)

INCOME BEFORE INCOME AND SOCIAL CONTRIBUITUTION TAXES		108,070	78,636	48,799

INCOME AND SOCIAL CONTRIBUTION TAXES
Current	17	(27,892)	(26,215)	(13,784)
Deferred	17	762	1,979	64
NET INCOME		80,940	54,400	35,079

The accompanying notes are an integral part of these financial statements

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands of Brazilian reais - R$)

			Capital
			reserve
			tax incentive	Revenue	Retained
	Note	Capital	reserve	reserves	earnings	Total

BALANCES AS OF DECEMBER 31, 2005		34,233	20,287	-	24,609	79,129

Dividends paid		-	-	-	(16,714)	(16,714)
Dividends paid – Randon		-	-	-	(7,953)	(7,953)
Tax incentive – Fundopem	16	-	7,827	-	-	7,827
Net income		-	-	-	35,079	35,079
Dividends payable		-	-	-	(6,179)	(6,179)
Interest on capital	13	-	-	-	(5,502)	(5, 502)
BALANCES AS OF DECEMBER 31, 2006		34,233	28,114	-	23,340	85,687

Dividends payable		-	-	-	(18,115)	(18,115)
Dividends paid – Randon		-	-	-	(4,886)	(4,886)
Dividends payable – Randon		-	-	-	(4,219)	(4,219)
Tax incentive – Fundopem	16	-	8,944	-	-	8,944
Net income		-	-	-	54,400	54,400
Dividends paid		-	-	-	(16,382)	(16,382)
Interest on capital	13	-	-	-	(4,766)	(4,766)
BALANCES AS OF DECEMBER 31, 2007		34,233	37,058	-	29,372	100,663

Impact of adopting law no. 11,638/07 and Provisional act no. 449/08	3	-	-	-	(690)	(690)
Dividends paid for 2007	15	-	-	-	(4,319)	(4,319)
Capital increase	15	37,058	(37,058)	-	-	-
Net income		-	-	-	80,940	80,940
Tax incentive – Fundopem	16	-	-	11,578	(11,578)	-
Revenue reserve		-	-	62,737	(62,737)	-
Dividend’s Randon		-	-	-	(7,891)	(7,891)
Dividends paid		-	-	-	(16,914)	(16,914)
Interest on capital	13	-	-	-	(6,183)	(6,183)

BALANCES AS OF DECEMBER 31, 2008		71,291	-	74,315	-	145,606

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In Brazilian thousand reais)
	2008	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net income	80,940	54,400	35,079
Adjustments to reconcile net income to net the cash
provided by (used in) operating activities:
Depreciation and amortization	14,899	12,892	11,514
Loss on sale of property and equipment	189	132	230
Foreign exchange and interests on loan and financing	7,365	2,621	(428)
VAT Fiscal Incentive (Fundopen)	-	8,944	7,827
Deferred income tax and social contribution	(762)	(1,979)	(64)

Change in assets and liabilities provided by (used in) cash:
Variations in assets and liabilities
Reduction (addition) in trade accounts receivable	15,424	(38,055)	(13,762)
Reduction (addition) in inventories	(6,293)	(23,167)	(2,389)
Reduction (addition)in other receivables	(10,227)	(3,629)	5,325
Reduction (addition) in suppliers	(18,593)	11,494	7,621
Reduction (addition) in accounts payable and provisions	2,874	6,106	793
Interest on loans and financing paid	(4,684)	(3,081)	(2,164)
Income and social contribution taxes	-	1,965	-
Net cash provided by operating activities	81,132	28,643	49,582

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Property, Plant, Equipment	(51,170)	(12,417)	(13,813)
Additions to deferred charges	-	(310)	(1,498)
Net cash used in investing activities	(51,170)	(12,727)	(15,311)

CASH FLOW FROM FINACING ACTIVITIES
Dividends and interest on capital paid	(39,309)	(32,839)	(34,441)
Proceeds from loans and financing	28,666	30,680	7,075
Loans and financing paid	(26,031)	(5,109)	(6,312)
Net cash provided by financing activities	(36,674)	(7,268)	(33,678)
Net increase in cash and temporary cash investments	(6,712)	8,648	593

At beginning of period	40,073	31,425	30,832
At end of period	33,361	40,073	31,425
	(6,712)	8,648	593

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

STATEMENT OF ADDED VALUE
FOR THE YEAR ENDED DECEMBER 31, 2008
(In thousands of Brazilian reais - R$)
2008

SALES
Sale of goods, products and services	1,088,049
1,088,049

MATERIAL PURCHASED FROM THIRD PARTIES (includes taxes - ICMS, IPI, PIS and COFINS)	786,322
Materials, power, outsourced services and others	84,888
871,210
GROSS ADDED VALUE	216,839
DEPRECIATION, AMORTIZATION	14,899
NET ADDED VALUE PRODUCED BY THE COMPANY	201,940

TRANSFERRED ADDED VALUE
Financial incomes	26,980
26,980
TOTAL ADDED VALUE TO BE DISTRIBUTED	228,920
ADDED VALUE DISTRIBUTED	228,920
Personnel:
Direct remuneration	48,309
Benefits	7,797
FGTS (Employees’ Severance Guarantee Fund)	3,360
Taxes and contributions:
Federal	49,719
State	16,961
Municipal	119
Remuneration from third parties capital
Interest on financial expenses	17,257
Rents	4,458
Remuneration on capital:
Interest on capital	6,183
Dividends	24,805
Retained earnings	49,952
The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Amounts in Brazilian reais – R$, except when stated otherwise)

1.	OPERATIONS

Suspensys Sistemas Automotivos Ltda. (“Company”) was established on October 1, 2002, and is engaged in the manufacturing and sale of air and mechanical suspensions for trucks, buses and trailers, trailer axles, third axles and hubs and drums for trucks, buses and trailers, in addition to providing technical assistance for its products.

2.	FINANCIAL STATEMENT PRESENTATION

The financial statements have been prepared in conformity with Brazilian accounting practices, established by corporate law, pronouncements, guidelines and interpretations issued by the Accounting Pronouncements Committee (CPC), standards issued by the Brazilian Securities and Exchange Commission (CVM) and instructions provided by the Brazilian Federal Revenue Service.

In preparing the financial statements for 2008, the Company adopted for the first time the new accounting practices introduced by Law 11638/07, approved on December 28, 2007, as amended by Provisional Act 449 of December 3, 2008.

Law 11638/07 and Provisional Act 449/08 altered Law 6404/76 in relation to the preparation and presentation of financial statements. Adjustments related to the first-time adoption of Law 11638/07 and Provisional Act 449/08 are set forth in Note 3.8.

The financial statements have been prepared in conformity with the accounting practices adopted in Brazil as described in Note 3, which are based on Brazilian Corporate Law and differ in certain respects from accounting principles generally accepted in the United States of America (“U.S. GAAP”). See Note 19 for a discussion of these differences and a reconciliation of stockholders’ equity and net income presented under accounting practices adopted in Brazil to U.S. GAAP.

3.	SIGNIFICANT ACCOUNTING PRACTICES

3.1	Income recognition

Income and expenses are recognized on the accrual basis.

Revenue from sale of products is recognized when all risks and benefits inherent in the product are transferred to the buyer. Revenue from services is recognized when services are rendered.

3.2	Use of estimates

The preparation of financial statements in conformity with Brazilian accounting practices requires management to make estimates to record certain transactions. Significant assets and liabilities subject to these estimates and assumptions include the net book value of property, plant and equipment, allowance for doubtful accounts, inventories, deferred tax assets, reserve for contingencies and assets and liabilities related to employees benefits. Actual results could differ from these estimates.

3.3	Foreign currency

Monetary assets and liabilities denominated in foreign currency were translated into Brazilian reais at the exchange rate in effect on the balance sheet date and currency translation differences were recorded in the statement of income.

3.4	Current and noncurrent assets

·	Short-term investments

Stated at cost, plus income earned through the balance sheet date.

·	Trade accounts receivable

Stated at the billed amount plus related taxes.

The allowance for doubtful accounts was recorded in an amount considered sufficient by management to cover possible losses on the collection of receivables based on the individual analysis of trade accounts receivable with default risk.

·	Inventories

Stated at average cost of acquisition or production, which does not exceed market value.

·	Other current and noncurrent assets

Stated at their net realizable value.

·	Property, plant and equipment and intangible assets

Stated at acquisition or construction cost. Depreciation and amortization are calculated under the straight-line method at rates mentioned in Note 7 and takes into consideration the estimated useful life of assets.

·	Deferred assets

Stated at incurred cost and amortized under the straight-line method at 20% p.a., starting at the date of the project’s completion.

3.5	Current and noncurrent liabilities

Stated at known or estimated amounts, plus, if applicable, related charges and monetary and/or exchange variations incurred through the balance sheet date.

3.6	Reserve for contingencies

A provision is recognized in the balance sheet when the Company has a legal or constructive obligation resulting from a past event and it is probable that an outflow of resources will be required to settle the obligation. Provisions are recognized based on the best estimates of the involved risk.

3.7	Income Tax and Social Contribution

Income tax for the current period is calculated at the rate of 15%, plus a surtax of 10% on taxable income exceeding R$240, and social contribution at the rate of 9% on taxable income on net profit. This calculation takes into consideration tax loss offset, limited to 30% of taxable income.

3.8	First-time adoption of Law 11638/07 and Provisional Act 449/08

The Company’s management opted to prepare its opening balance sheet with the transition date of January 1, 2008, which is the starting point for accounting in conformity with amendments introduced by Law 11,638/07 and Provisional Act 449/08. The changes introduced by said legislation are qualified as a change in accounting policy, however, as permitted by Technical Pronouncement CPC 13 - First-time Adoption of Law 11,638/07 and Provisional Act 449/08, approved by CVM Resolution 565 of December 17, 2008, all of the adjustments resulting from the first-time adoption of Law 11,638/07 and Provisional Act 449/08 were made directly in retained earnings on transition date, in conformity with the provisions of Article 186 of Law 6404/76, without retrospective effects on the financial statements.

Below are the equity adjustments arising from the first-time adoption of Law 11638/07 and Provisional Act 449/08, a summary of the accounting practices amended by said legislation, effects thereof in the balance sheet on the date of transition.

a)	Adjustments arising from the first-time adoption of Law 11638/07 and Provisional Act 449/08 to the balance sheet as of the transition date – January 1, 2008:

		Date of transition January 1, 2008
	December 31, 2007 Balances	Adjustments		Balances

Capital	34,233	-		34,233
Capital reserve tax incentive reserve	37,058	-		37,058
Retained earnings	29,372	(690)	{a}	28,682
Shareholders’ equity	100,663	(690)		99,973

Summary of adjustments

{a} Adjustments against retained earnings
{a1} Adjustment of trade accounts receivable to present value	(799)
{a2} Adjustment of trade accounts payable to present value	109
Total	(690)

b)	Summary of changes in accounting practices for the first-time adoption of Law 11638/07 and Provisional Act 449/08:

Deferred charges

Deferred charges as of December 31, 2008 will be maintained up to its full realization through amortization or write-off against the net income for the year. Deferred charges were tested for its recoverable value.

Present value adjustments

Trade accounts receivable and trade accounts payable were adjusted to present value based on interest rates reflecting the nature of receivables and payables in terms of maturity and payment conditions on the dates of the related transactions.

The effects of adjustments to present value from the first-time adoption of Law 11638 and Provisional Act 449/08 were recorded in retained earnings.

Donations and investment grants

Tax incentives received by the Company prior to the first-time adoption of Law 11638/07 and Provisional Act 449/08 were recorded as capital reserve in shareholders’ equity, which were merged into the Company’s capital.

Beginning 2008, tax incentives have been recognized in income, as received.

Statements of cash flows and value added

Replacement of the statement of changes in financial position by the statement of cash flows and inclusion of the statement of value added.

c)	Effects of the first-time adoption of Law 11638/07 and Provisional Act 449/08

Below is the reconciliation of net income and shareholders’ equity for the period ended December 31, 2008, considering the effects of the initial adoption to Law 11638/07 and Provisional Act 449/08, compared to shareholders’ equity and net income obtained if changes in accounting practices had not been adopted.

2008
Net income (loss):
Net income for the year ended December 31	80,940
Effects from the first-time adoption of Law 11638/07 and Provisional Act 449/08:

Adjustments of trade accounts receivable and trade accounts payable to present value	293
Tax incentive (Fundopem)	11,578
Income tax and social contribution temporary and permanent differences	(100)
Total net adjustments from the adoption of Law 11638/07 and Provisional Act 449/08	11,771

Net income without the effects of the adoption of Law 11638/07 and Provisional Act 449/08	69,169

Shareholders’ equity:	2008

Shareholders’ equity as of December 31	145,606
Adjustments on transition date recorded in retained earnings	(690)
Difference between net income for 2008 and adjusted net income	193
Shareholders' equity as of December 31, without the effects of Law 11638/07 and Provisional Act 449/08	145,109

4.	ACCOUNTS RECEIVABLE

Trade accounts receivable as of December 31 are presented as follow:

	2008	2007

Trade accounts receivable from third parties – domestic market	60,470	69,373
Trade accounts receivable from third parties – foreign market	2,772	1,532
Trade accounts receivable from related parties – domestic market	915	1,472
Trade accounts receivable from related parties – foreign market	2,816	10,020
Total	66,973	82,397

5.	RECOVERABLE TAXES

Recoverable taxes are presented as follows:

	2008	2007

IPI (federal VAT)	2,126	1,550
ICMS (state VAT)	10,255	3,595
IRPJ (corporate income tax) and CS (social contribution tax)	767	33
ICMS on fixed assets acquisitions	3,252	2,222
PIS on fixed assets acquisitions	398	409
COFINS on fixed assets acquisitions	1,836	1,885
Total	18,634	9,694

Current	12,820	7,248
Long term	5,814	2,446

The balance of recoverable taxes recorded in long-term assets is composed of ICMS, PIS and COFINS on acquisitions on fixed assets, which are recoverable in 48 months, according to current legislation. Recoverable ICMS, R$8,456 (R$6,068 in 2009 and R$2,388 in 2010), related to the purchase of Randon’s ICMS credit balance which will be offset according to the schedule prepared by the Treasury Department of Rio Grande do Sul State.

6.	INVENTORIES

Inventories as of December 31 are presented as follows:

	2008	2007

Finished goods	1,998	3,140
Work in process	15,944	10,883
Raw-materials	28,913	31,670
Advances to suppliers	655	38
Imports in transit	4,731	217
Total	52,241	45,948

7.	PROPERTY, PLANT AND EQUIPMENT / INTANGIBLE ASSETS

Property, plant and equipment and intangible assets as of December 31 are presented as follows:

	Annual	2008			2007
	depreciation		Accumulated
	rate (%)	Cost	depreciation	Net	Net

Land	-	1,648	-	1,648	1,648
Buildings	4	14,394	(2,714)	11,680	12,162
Machinery and Equipment	10 to 20	111,404	(65,264)	46,140	26,614
Molds and dies	10 to 20	7,934	(2,801)	5,133	3,072
Installations	10	3,352	(1,116)	2,236	1,750
Furniture and fixtures	10	1,218	(442)	776	744
Vehicles	20	550	(319)	231	180
Computer equipment	20	1,336	(794)	542	395
Advances to suppliers	-	1,909	-	1,909	590
Property, Plant and Equipment in progress	-	15,599	-	15,599	1,463
Total		159,344	(73,450)	85,894	48,618

Intangible assets
Software	20	2,392	(1,392)	1,000	1,176
Total		161,736	(74,842)	86,894	49,794

8.	DEFERRED CHARGES

Deferred charges as of December 31 are presented as follows:

	2008	2007

Costs of studies and projects	5,554	5,554
Accumulated amortization	(2,260)	(1,264)
Total	3,294	4,290

9.	LOANS AND FINANCING

Loans and financing were obtained to finance the construction of the industrial facilities, development of quality processes, financing exports and machine imports. The loans and financing were obtained from several financial institutions through funds obtained by such institutions from the BNDES (National Bank for Social and Economic Development).

   As of December 31, the balance of loans and financing is presented as follows:

Type:	Financial Charges	2008	2007
Import/ export:
ACC – Advance on Foreign Exchange Contracts	Exchange variation + 5,2% p.a.	2,416	-

Financing
FINAME – machinery and equipment financing (Bradesco)	URTJLP + 5% p.a	-	85
FINAME – machinery and equipment financing (Unibanco)	URTJLP + 4,8% p.a	173	240
BNDES – sub-loan A	URTJLP + 4,5% p.a	-	2,963
BNDES – sub-loan A/C	Exchange variation + 2,5% p.a.	1,605	1,425
BNDES – sub-loan B	URTJLP + 4,5% p.a.	6,876	7,632
BNDES – sub-loan B	URTJLP + 3,0% p.a.	12,986	15,155
BNDES – sub-loan C	UMBND + 4,5% p.a.	1,507	1,740
BNDES – sub-loan D	URTJLP + 2,5% p.a.	787	920
BRADESCO – FINEP	TJLP + 0,50 p.a.	11,893	3,797
BRADESCO – EXIM	Exchange variation + 2,7 p.a.	-	2,665
BRADESCO – EXIM	TJLP + 2,7 p.a.	-	12,199
VOTORANTIM – EXIM	TJLP	12,410	-
FUNDOPEM – ICMS	IPCA + 3% p.a.	3,120	-

Machinery import financing
FININP – Bradesco	Exchange variation+2,5% p.a.	2,460	1,557
FININP – ABN	Exchange variation+2,9% p.a.	682	851
FININP – ABN	Exchange variation +2,5% p.a.	486	855

Total		57,401	52,084
Current		22,555	22,798
Long-term		34,846	29,286

URTJLP = Reference unit of Brazilian long-term interest rate units/UMBND = Monetary unit of national bank of social and economic development/TJLP = Long-term interest rate/IPCA = National index for the price consumer.

Maturities of long-term debts are presented as follows:

Year of maturity	Amount

2010	13,578
2011	6,150
2012	6,066
2013	4,716
2014	1,964
2015 and following	2,372
Total	34,846

The loans and financing from the BNDES and FINAME are collateralized by financed machinery and equipment of the Company and its shareholders.

10.	RELATED-PARTY TRANSACTIONS

          Transactions and balances with related parties as of December 31 are presented as follows:

	Randon Companies*			ArvinMeritor**			Officers/Managers			Total
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Balance sheet
Trade accounts receivables – net	1,254	4,012	-	2,477	7,480	-	-	-	-	3,731	11,492	-
Due from related parties	880	1,756	-	-	-	-	-	-	-	880	1,756	-
Due to related parties	2,388	147	-	-	-	-	-	-	-	2,388	147	-
Other payables	-	-	-	-	-	-	2,585	1,756	-	2,585	1,756	-
Commissions payable (other payables)	-	-	-	701	291	-	-	-	-	701	291	-
Trade accounts payable	7,513	3,924	-	-	-	-	-	-	-	7,513	3,924	-

Statement of income
Sale of products, goods and services – net	180,781	140,472	139,809	24,827	36,104	31,456	-	-	-	205,608	176,576	171,264
Purchases of products, goods and services – net	65,871	44,007	38,127	-	453	4,997	-	-	-	65,871	44,460	43,123
Purchases of ICMS credits	8,546	3,540	5,220	-	-	-	-	-	-	8,546	3,540	5,220
Financial expenses	15	18	14	-	-	-	272	187	172	287	205	186
Financial income	237	113	551	-	-	-	-	-	-	237	113	551
Commissions expenses (other payables)	-	-	-	230	355	245	-	-	-	230	355	245
General and administrative expenses	4,842	4,649	4,457	-	-	-	-	-	-	4,842	4,649	4,457

Management’s compensation breakdown is as follows: base salary R$689 (R$626 in 2007) and profit sharing of R$850 (R$662 in 2007).

Debits and credits with the parent company Randon S.A. Implementos e Participações are subject to interest prevailing in the financial market (DI-extra issued by Andima - National Association of Financial Market Institutions).

General and administrative expenses refer to the allocation of corporate costs and administrative assistance services incurred by the parent company Randon S.A.- Implementos e Participações.

The Company has loan agreements with Officers and Managers. Loans are subject to DI-extra rate.

Commercial Transactions

The commercial transactions with related parties follow the prices and terms established by the agreement signed between the parties. The agreement takes into account the term, volume and specifications of the products purchased by the related parties, which are not comparable to sales to unrelated parties.

(*) Includes: Randon S.A. Implementos e Participações, Randon Veículos Ltda., Jost Brasil Sistemas Automotivos Ltda., Master Sistemas Automotivos Ltda., Fras-le Argentina and Randon Argentina

(**) Includes: Meritor Heavy Vehicle Systems LLC. and Meritor do Brasil Ltda.

11.	PENSION PLAN

The Company co-sponsors RANDONPREV, a defined contribution pension plan under a capitalization regime whose main objective is to provide benefits that supplement those provided by the government plans. The pension plan expenses included in the statements of income for the years ended December 31, 2008, 2007 and 2006 totaled R$ 297, R$ 263 and 215, respectively.

12.	CONTINGENCIES

The Company, through its attorneys, has challenged at the administrative and judicial level the collection of certain taxes, labor and civil proceedings. Based on the opinion of its attorneys, the Company recorded a reserve for contingencies in the amount of R$ 136 to cover probable losses that may result from the final outcome of such proceedings.

The contingent liabilities as of December 31, 2008 are as follows:

Contingency	Likelihood of Losses
	Probable	Possible	Remote
Civil	-	-	7
Labor	43	620	12
Tax	93	-	2,288
Total	136	620	2,307

The Company has administrative proceedings in progress for which, based on the opinion of its attorneys and in accordance with Brazilian accounting practices, no reserves for contingencies have been recorded since the proceedings have been assessed to have a possible or remote likelihood of loss. The main proceedings with risk of remote loss are:

Tax

a)

ICMS (State VAT) – The Company was assessed for an alleged irregularity in the calculation of the ICMS reduction benefit through the FUNDOMEM/ NOSSO EMPREGO (see Note 16). The total amount, including principal, penalties and interest, is R$ 7,801.

b)	On January 24, 2008, as a result of the defense presented by the Company against the above-mentioned infraction notice, the ICMS debt was re-calculated by tax authorities. Based on the notice sent by tax authorities to the Company at that date, management estimates that the total amount of the tax assessment will be reduced to approximately R$ 2,277, including principal, penalties and interest.

13.	INTEREST ON CAPITAL PAYABLE

In 2008, the Company recorded interest on capital in the amount of R$ 6,183 (R$ 4,766 in 2007) by applying the TJLP (long-term interest rate) for the period between January and December, 2008 on shareholders` equity, observing the greater of 50% of pre-tax income or 50% of the retained earnings.

In accordance with tax legislation, the amount recorded as interest on capital was entirely deducted from the calculation of income and social contribution taxes, resulting in a tax benefit of R$ 2,102 (R$ 1,620 in 2007). For the purpose of these financial statements, such interest on capital was considered as dividends and was recorded as a reduction of retained earnings in shareholders` equity.

14.	FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required to interpret market data and then develop the most appropriate fair value estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market information and/or valuation methodologies may have a material effect on the fair value estimates.

These financial instruments are managed through operating strategies, aimed at liquidity, profitability and security. The company’s financial instruments management policy consists of ongoing monitoring of contracted rates compared to market rates. The Company does not have transactions involving derivatives or any other risk assets for speculative purposes.

Balances breakdown

In compliance with Brazilian Securities and Exchange Commission (CVM) Instruction 235/95, the carrying amounts and fair value of the financial instruments included in the balance sheet as of December 31, 2008 and are as follows:

	12/31/2008
Description	Carrying amount	Fair value

Short-term investments	31,783	31,783
Loans and financing:
In local currency	48,245	48,245
In foreign currency	9,156	9,156

Criteria, assumptions and limits used for the calculation of market values.

·	Temporary cash investments

Current accounts and temporary cash investments in banks have market values comparable to their book balances.

·	Loan and financing

The fair value of financing approximates book balances, when compared to similar instruments, with comparable maturities and interest rates.

·	Limitations

Fair values were estimated through the balance sheet date, based on “relevant market information”. Changes in assumptions may significantly affect those estimates.

·	Risk financial management

The Company is exposed to the following risks related to the use of its financial instruments:

i.	credit risk
ii.	liquidity risk
iii.	market risk

The Company, through its Parent Company, has a Hedge Transaction Policy, prepared by the Planning and Finance Committee (“the committee”) and evaluated by the Executive Board. These procedures are aimed to reduce the effects of fluctuation in exchange rates of foreign currency amounts estimated in the cash flow with no speculative purposes.

The monthly-estimated cash flow in foreign currency is used as basis for the twelve subsequent months, either based on the Strategic Plan projections or on the updated expectation of each company. Instruments used are conservative and previously approved by the same committee.

a.	Credit risk

The Company’s sales policies are subject to credit policies established by its management and are intended to minimize customer default risks. This objective is attained by management through a careful selection of the customer portfolio, which considers the customer ability to pay (credit rating).

b.	Market risk

Represented by the risk that changes in the market, such as exchange rate, interest rate and price variation, will affect the Company’s net income or the value of its financial instruments. Management’s purpose in monitoring market risks is to control exposure to market risks within acceptable parameters, to obtain optimal return.

Foreign exchange rate risk

The Company’s net income is subject to significant variations due to the effects from the volatility of exchange rates on assets and liabilities indexed to foreign currencies, mainly the U.S. dollar.

The Company is exposed to currency risk (exchange rate risk) on sales, purchases and loans denominated in a currency different from that usually used by the Company.

Strategy for Exchange Rate Risk

As a strategy to avoid and reduce the effects in exchange rate fluctuation, management has adopted the policy of maintaining a natural hedge with the maintenance of tied assets also subject to exchange variation, as follows:

	December 31, 2008	December 31, 2007

A. Loans and financing	(9,156)	(10,231)
B. Suppliers	(899)	(288)
C. Net assets	12,234	11,552
D. Net exposure (A-B+C)	2,179	1,033

Interest rate risk

The Company’s net income is subject to significant variations arising from financing and loans contracted at floating interest rates. The Company does not have derivatives to hedge interest rate variations.

In accordance with its financial policies, the Company has not conducted financial instrument transactions for speculative purposes.

Price risk

Price risk relates to the possibility of fluctuations in market prices for products sold or manufactured by the Company and other inputs used in the manufacturing process. To mitigate these risks, the Company continuously monitors the domestic and foreign markets, thus protecting against price changes.

15.	CAPITAL

Subscribed capital is represented by 100,000 shares held among the shareholders. In November 2008, capital was increased by R$ 37,058 rising to R$ 71,291 upon the capitalization of the tax incentivized capital reserve and without the issuance of new shares, as per change no. 18 in the Articles of Association.

The capital structure of Suspensys is represented as follows:

Shareholders	Shares	R$	%

Randon S.A. Implementos e Participações	22,881	16,312	22.881
Master Sistemas Automotivos Ltda.	53,177	37,910	53.177
Meritor Heavy Vehicle Systems, LLC.	23,942	17,069	23.942
Total	100,000	71,291	100.000

On April 30, 2008, the Company paid dividends in the amount of R$ 4,319 out of net income for the year ended December 31, 2007, proportionate to the shareholders’ interest. On December 31, 2008 the Company paid dividends in the amount of R$ 16,914 out of the net income for the year.

As established by the joint-venture agreement and ratified by the shareholders in the meeting minutes for approval of profit allocation, Randon is entitled to receive non-proportional dividends in the amount of the tax benefit from Fundopem.

16.	TAX INCENTIVE RESERVE

Tax incentive recorded in income statement refers to tax incentives obtained in 2008 in the amount of R$ 11,578 (the balance of R$ 37,058 accrued through December, 2007 was transferred to capital, in accordance with amendment number 18 to the Articles of Association) through the FUNDOPEM/NOSSO EMPREGO program. This ICMS reduction benefit granted to the Company is calculated on a monthly basis and is contingent upon the creation of direct or indirect jobs in the State of Rio Grande do Sul.

17.	INCOME AND SOCIAL CONTRIBUTION TAXES

a)	Reconciliation of income and social contribution taxes for the year ended December 31, 2008 with the amount that results from applying statutory rates is presented as follows:

	2008		2007		2006
	Income tax	Social contribution tax	Income tax	Social contribution tax	Income tax	Social contribution tax
Income before income and social contribution taxes	108,070	108,070	78,636	78,636	48,799	48,799
Statutory Rate	15%+10%	9%	15%+10%	9%	15%+10%	9%
Income and social contribution taxes at statutory rates:	27,018	9,726	19,659	7,077	12,200	4,392

Effect of taxes on:

Interest on capital expense	(1,546)	(556)	(1,191)	(429)	(1,375)	(495)
Industrial development program	(2,187)	(787)	(747)	(269)	(610)	(274)
Tax incentive	(2,895)	(1,042)	-	-	-	-
Others	143	(14)	284	43	-	-
Permanent exclusions – net	(6,485)	(2,399)	(1,654)	(655)	(1,985)	(769)

Income and social contribution taxes before deductions
	20,533	7,327	18,005	6,422	10,215	3,623
Income tax deductions and other adjustments	(611)	(119)	(191)	-	(118)	-
Provision for income and social contribution taxes	19,922	7,208	17,814	6,422	10,097	3,623

Current income and social contribution taxes	20,477	7,415	19,225	6,990	10,138	3,646
Deferred income and social contribution taxes	(555)	(207)	(1,411)	(568)	(41)	(23)

b)	Deferred Income and social contribution taxes:

	Temporary differences	Deferred income and social contribution taxes 2008	Deferred income and social contribution taxes 2007

Temporary differences

Provision for profit sharing program (administrators)	2,450	833	639
Provision for profit sharing program (employees)	3,353	1,140	904
Provision for profit sharing program (directors)	850	77	69
Provision for collective labor agreement	269	91	49
Reserve for contingencies	136	46	46
Reserve for warranties	1,274	433	312
Others	541	184	23
Total	8,873	2,804	2,042

18.	NET FINANCIAL INCOME

The net financial income (expenses) for the year ended December 31 are presented as follows:

	2008	2007	2006

Financial incomes
Income from temporary cash investments	4,613	2,977	3,280
Interests received and discounts obtained	143	74	47
Exchange gains on liabilities	10,945	3,916	3,006
Adjustment to present value of trade accounts receivable	11,279	-	-
	26,980	6,967	6,333
Financial expenses
Interest on loans and financings	(5,006)	(3,969)	(2,667)
Banking expenses	(148)	(97)	(77)
Exchange losses on assets	(6,918)	(3,871)	(2,306)
Adjustment to present value of accounts payable	(4,518)	-	-
Others	(667)	(1,408)	(978)
	(17,257)	(9,345)	(6,028)

Net financial income (expenses)	9,723	(2,378)	305

19.	SUMMARY AND RECONCILIATION OF THE DIFFERENCES BETWEEN ACCOUNTING PRACTICES ADOPTED IN BRAZIL (BR GAAP) AND ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA (U.S. GAAP)

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

(b) VAT Tax Incentive (Fundopem)

Under BR GAAP, as described in Note 16, prior to January 1, 2008, tax incentives relating to certain state taxes on revenues were recorded directly in shareholders’ equity. Under U.S. GAAP, these tax incentives are recorded in the income statement. Beginning January 1, 2008, the tax incentive is recorded in the income statement.

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

(f) New Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (FSP) FIN 48-3, Effective Date of FASB Interpretation (FIN) No. 48 for Certain Nonpublic Enterprises. The FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain nonpublic enterprises, to fiscal years beginning after December 15, 2008. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP are not eligible for the deferral. Nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles are not eligible for the deferral. Since the Company does not meet those exceptions that would require the application of FIN 48, there is no impact on the Company’s financial statements related to the adoption of FIN 48.

In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets.” The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets.” The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We are currently evaluating the impact FSP 142-3 will have on our financial statements.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. There is no impact on the financial statements related to the adoption of this pronouncement.

(g) Other Comprehensive Income

Under U.S. GAAP, SFAS No, 130, “Reporting Comprehensive Income”, requires the disclosure of comprehensive income.  Comprehensive income is comprised of net income and “other comprehensive income”, which include charges or credits directly to equity that are not the result of transactions with shareholders. The Company has not recorded other comprehensive income for all periods presented.

(h) Cash and Cash Equivalents

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

	2008	2007	2006

Cash and cash equivalents under Brazilian GAAP	33,361	40,073	31,425
Reclassification of temporary investments	(31,783)	(34,491)	(22,940)
Cash and cash equivalents under U.S. GAAP	1,578	5,582	8,485

Cash Flows	2008	2007	2006

Investing activities under Brazilian GAAP	(51,170)	(12,727)	(15,311)
Cash flows relating to temporary cash investments under U.S. GAAP	2,708	(11,551)	5,685
Investing activities under US GAAP	(48,462)	(24,278)	(9,626)

Cash and cash equivalents at beginning of the year under Brazilian GAAP	40,073	31,425	30,832
Reclassification of temporary cash investments at beginning of the year	(34,491)	(22,940)	(28,625)
Cash and cash equivalents at beginning of the year under US GAAP	5,582	8,485	2,207

Increase (decrease) in cash and cash equivalents under Brazilian GAAP	(6,712)	8,648	593
Cash flows relating to temporary cash investments under US GAAP	2,708	(11,551)	5,685
Cash and cash equivalents at end of year under US GAAP	1,578	5,582	8,485

(i) Reconciliation of principal differences between BR GAAP and U.S. GAAP

	Reference	2008	2007	2006

Net income under BR GAAP		80,940	54,400	35,079
Deferred charges	19 (a)	996	1,040	(425)
VAT Tax incentive (Fundopem)	19 (b)	-	8,944	7,827
Interest capitalization	19 (c)	126	(6)	(6)
Pension plan surplus	19 (d)	61	56	35
Deferred income tax on the above adjustments		(402)	(371)	135
Net income under U.S. GAAP		81,721	64,063	42,645

	Reference	2008	2007	2006

Shareholders’ equity under BRGAAP		145,606	100,663	85,687
Deferred charges	19 (a)	(3,294)	(4,290)	(5,330)
Reversal of dividends payable	19 (e)	-	4,219	-
Interest capitalization	19 (c)	241	115	121
Pension plan surplus	19 (d)	326	265	161
Deferred income tax on the above adjustments		1,012	1,414	1,785
Shareholders’ equity under U.S. GAAP		143,891	102,386	82,424

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

110-a-6

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

110-m-3

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

23-d 23-e

Consent of Deloitte & Touche LLP is incorporated by reference to Exhibit 23-d of Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended September 28, 2008.

Consent of Deloitte Touche Tohmatsu Auditores Independentes.

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
Jeffrey A. Craig
Senior Vice President and Chief Financial Officer

Date: June 30, 2009