Form 10-Q
period 2009-06-28
ARVINMERITOR INC
filed 2009-08-07
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                                             Yes ☑                No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                             Yes ☐                No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑                              Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                              Yes ☐               No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 28, 2009
Common Stock, $1.00 par value per share	73,956,246 shares

INDEX

PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements:	Page
			No.
		Consolidated Statement of Operations - - Three and Nine Months
		Ended June 30, 2009 and 2008	2

		Consolidated Balance Sheet - -
		June 30, 2009 and September 30, 2008	3

		Condensed Consolidated Statement of Cash Flows - -
		Nine Months Ended June 30, 2009 and 2008	4

		Notes to Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	39

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	59

	Item 4.	Controls and Procedures	59

PART II.	OTHER INFORMATION:

	Item 1.	Legal Proceedings	60

	Item 1A.	Risk Factors	60

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

	Item 5.	Other Information	61

	Item 6.	Exhibits	63

Signatures			64

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
Sales	$993	$1,877	$3,280	$5,101
Cost of sales	(916)	(1,697)	(3,043)	(4,637)
GROSS MARGIN	77	180	237	464
Selling, general and administrative	(69)	(123)	(228)	(309)
Restructuring costs	(6)	(2)	(78)	(9)
Asset impairment charges	—	—	(223)	—
Other expense	—	—	(1)	(1)
OPERATING INCOME (LOSS)	2	55	(293)	145
Equity in earnings of affiliates	7	12	8	29
Interest expense, net	(22)	(19)	(65)	(65)
INCOME (LOSS) BEFORE INCOME TAXES	(13)	48	(350)	109
Benefit (provision) for income taxes	(12)	3	(665)	(20)
Minority interests	(3)	(3)	(6)	(10)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(28)	48	(1,021)	79
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(134)	(4)	(179)	(27)
NET INCOME (LOSS)	$(162)	$44	$(1,200)	$52

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.39)	$0.67	$(14.08)	$1.09
Discontinued operations	(1.84)	(0.06)	(2.47)	(0.37)
Basic earnings (loss) per share	$(2.23)	$0.61	$(16.55)	$0.72

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.39)	$0.66	$(14.08)	$1.09
Discontinued operations	(1.84)	(0.06)	(2.47)	(0.37)
Diluted earnings (loss) per share	$(2.23)	$0.60	$(16.55)	$0.72

Basic average common shares outstanding	72.7	72.2	72.5	72.1
Diluted average common shares outstanding	72.7	72.9	72.5	72.6

Cash dividends per common share	$—	$0.10	$0.10	$0.30

See notes to consolidated financial statements. Amounts for prior periods have been recasted for discontinued operations.

ARVINMERITOR, INC.

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76	$497
Receivables, trade and other, net	679	1,114
Inventories	401	623
Other current assets	114	218
Assets of discontinued operations	53	—
TOTAL CURRENT ASSETS	1,323	2,452
NET PROPERTY	523	775
GOODWILL	438	522
OTHER ASSETS	343	925
TOTAL ASSETS	$2,627	$4,674

LIABILITIES AND SHAREOWNERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$109	$240
Accounts payable	671	1,287
Other current liabilities	453	610
Liabilities of discontinued operations	87	—
TOTAL CURRENT LIABILITIES	1,320	2,137
LONG-TERM DEBT	1,235	1,063
RETIREMENT BENEFITS	617	690
OTHER LIABILITIES	301	247
MINORITY INTERESTS	26	75
SHAREOWNERS’ EQUITY (DEFICIT):
Common stock (June 30, 2009 and September 30, 2008, 74.0 and 73.8 shares issued and outstanding, respectively)	72	72
Additional paid-in capital	629	625
Accumulated deficit	(1,235)	(7)
Treasury stock (June 30, 2009 and September 30, 2008, 0.1 shares)	—	(3)
Accumulated other comprehensive loss	(338)	(225)
TOTAL SHAREOWNERS’ EQUITY (DEFICIT)	(872)	462
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY (DEFICIT)	$2,627	$4,674

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Nine Months Ended June 30,
	2009	2008
	(Unaudited)
OPERATING ACTIVITIES
Net income (loss)	$(1,200)	$52
Less: loss from discontinued operations, net of tax	(179)	(27)
Income (loss) from continuing operations	(1,021)	79
Adjustments to income (loss) from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	66	96
Asset impairment charges	223	—
Deferred income tax expense (benefit)	642	(18)
Restructuring costs, net of payments	34	(10)
Pension and retiree medical expense	57	73
Loss on debt extinguishment	—	3
Other adjustments to income (loss) from continuing operations	17	(3)
Pension and retiree medical contributions	(78)	(57)
Proceeds from terminations of interest rate swaps	—	28
Changes in off-balance sheet receivable securitization and factoring	(260)	203
Changes in assets and liabilities, excluding effects of acquisitions,
divestitures, foreign currency adjustments and discontinued operations	51	(324)
Operating cash flows provided by (used for) continuing operations	(269)	70
Operating cash flows used for discontinued operations	(72)	(64)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(341)	6

INVESTING ACTIVITIES
Capital expenditures	(103)	(99)
Acquisitions of businesses and investments, net of cash acquired	—	(43)
Proceeds from disposition of property and businesses	3	9
Proceeds from investments and marketable securities	6	5
Net investing cash flows provided by (used for) discontinued operations	(25)	38
CASH USED FOR INVESTING ACTIVITIES	(119)	(90)

FINANCING ACTIVITIES
Borrowings on revolving credit facility, net	181	—
Borrowings (payments) on accounts receivable securitization program	(33)	118
Repayment of notes	(83)	(5)
Borrowings (payments) on lines of credit and other, net	(4)	6
Net change in debt	61	119
Debt issuance and extinguishment costs	—	(6)
Cash dividends	(8)	(23)
Net financing cash flows provided by discontinued operations	4	2
CASH PROVIDED BY FINANCING ACTIVITIES	57	92
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	(18)	15
CHANGE IN CASH AND CASH EQUIVALENTS	(421)	23
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	497	409
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76	$432

See notes to consolidated financial statements. Amounts for prior periods have been recasted for discontinued operations.

1.  Basis of Presentation

ArvinMeritor, Inc. (the company or ArvinMeritor) is a global supplier of a broad range of integrated systems, modules and components serving commercial truck, trailer, light vehicle and specialty original equipment manufacturers (OEM) and certain aftermarkets. The consolidated financial statements are those of the company and its consolidated subsidiaries.

Operations classified as discontinued operations at June 30, 2009 have been excluded from the discussion of continuing operations for all periods presented. In the third quarter ended June 30, 2009, the company sold its 51 percent interest in Gabriel de Venezuela, substantially completed the sale of its Gabriel Ride Control North America business and signed a binding letter of intent to sell its 57 percent interest in Meritor Suspension Systems Company (MSSC). Accordingly, these businesses, as well as the company’s chassis joint venture in China, all of which were components of the Light Vehicle Systems (LVS) segment, are presented as discontinued operations in the consolidated statement of operations, cash flows and related notes to the consolidated financial statements. Prior periods consolidated statements of operations and cash flows have been recasted to reflect this presentation. MSSC is classified as held for sale at June 30, 2009 and accordingly its assets and liabilities are included in assets and liabilities of discontinued operations at June 30, 2009.

In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The results of operations for the nine months ended June 30, 2009 are not necessarily indicative of the results for the full year.

The substantial uncertainty and significant deterioration in the worldwide credit markets, the global economic downturn and the current climate in the U.S. and other economies have severely diminished demand for the products of the company’s customers. As a result, commercial and light vehicle production and sales volumes have declined significantly in most markets. Management of the company believes volumes will continue to be at severely depressed levels and that the impact of these lower volumes will continue to impact its profitability and cash flow for the remainder of fiscal year 2009 and possibly longer. The company’s cash and liquidity needs have been impacted by the level, variability and timing of its customers’ worldwide vehicle production and other factors outside of its control. In addition, although the company is pursuing a long term strategy to become primarily a commercial vehicle systems business, the financial and economic environment has made this difficult to accomplish in the short term and has left it with servicing the cash outflows of certain of its light vehicle businesses, which have been substantial. The divestiture in the third quarter of several of the company's light vehicle chassis businesses, in addition to restructuring actions and other cost reductions taken during the fiscal year, are expected to limit the cash outflow of its LVS businesses going forward. However the cash needs of the remaining light vehicle systems business could be significant until those businesses are divested. Cash flow in fiscal year 2009 for the first three quarters was negatively affected by decreased earnings due to lower sales and will continue to be negatively impacted during the fourth quarter due to continued lowered production and the current volatility in the financial markets, which could affect certain of the company’s customers or vendors. The company’s usage of the revolving credit facility under its senior secured credit facility throughout the first nine months of the fiscal year increased significantly to meet working capital and other operational needs. At June 28, 2009, the company had $76 million in cash and cash equivalents and an undrawn amount of $456 million under the revolving credit facility. Availability under the revolving credit facility is subject to a senior secured debt to EBITDA ratio covenant, as defined in the agreement, which may limit borrowings under the agreement as of each quarter end. As long as the company is in compliance with this covenant as of the quarter end, the company has full availability under the revolving credit facility every other day during the quarter. The company was in compliance with this covenant as of June 28, 2009.

The company has identified actions that, if completed, should allow it to meet the senior secured debt to EBITDA ratio covenant at the September measurement date and is working diligently to implement those actions. These include executing the sale of its Wheels business and replacing the U.S. accounts receivable securitization program, as well as continued improvements in working capital. The company is currently in negotiations with potential lenders to replace its U.S. accounts receivable securitization program. If the company is unable to complete these actions by the September measurement date, it is likely that it will need to seek and obtain an amendment or waiver to its revolving credit line agreement. If amendments or waivers are needed, the company would negotiate with the lenders under these facilities and believe it will receive such an amendment or waiver if required. However, there can be no assurances as to whether any such amendment or waiver may be obtained or, if obtained, whether the terms and restrictions of such amendment or waiver will be as favorable as current arrangements. Any amendment or waiver will contain commercial terms consistent with the current market which would likely include higher interest rates and an upfront amendment fee. If such amendments or waivers are needed and are not obtained, the lenders under these facilities could accelerate the company's obligations, which, through cross defaults, could allow acceleration of obligations under certain of its other debt arrangements, including its outstanding convertible notes.

The company’s future liquidity is subject to a number of factors, including access to adequate funding under its senior secured credit facility, vehicle production schedules and customer demand and access to other borrowing arrangements such as factoring or securitization facilities. Even taking into account these and other factors, and with the assumption that the current trends in the automotive and commercial vehicle industries continue, management expects to have sufficient liquidity for the next twelve months if the sale of the Wheels business is completed as contemplated and the U.S. accounts receivable securitization facility is replaced. The completion of even one of these actions, combined with additional working capital reductions, may allow it to meet the senior secured debt to EBITDA covenant and to have sufficient liquidity for the next twelve months. However, if the company is not successful and neither of these actions are completed, the company expects that future levels of liquidity may not be sufficient to offset unforeseen negative trends or developments even if it sees improvement in the current industry and financial environment. The company may be required to take additional liquidity enhancing actions, including, without limitation, exploring further asset sales or obtaining additional external sources of liquidity. There can be no assurances that it will be able to execute these actions or that these actions will be sufficient if the company’s end markets do not recover. The accompanying financial statements have been prepared on a going concern basis which assumes that the company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. These financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

The company’s fiscal quarters end on the Sundays nearest December 31, March 31 and June 30 and its fiscal year ends on the Sunday nearest September 30. The third quarter of fiscal years 2009 and 2008 ended on June 28, 2009 and June 29, 2008, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and June 30 are used consistently throughout this report to represent the fiscal year end and third quarter end, respectively.

2.  Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards and convertible securities, if applicable.

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Basic average common shares outstanding	72.7	72.2	72.5	72.1
Impact of restricted stock	—	0.7	—	0.5
Diluted average common shares outstanding	72.7	72.9	72.5	72.6

The potential effects of restricted stock and stock options were excluded from the diluted earnings per share calculation for the three and nine months ended June 30, 2009 because their inclusion in a net loss period would reduce the net loss per share. Therefore, at June 30, 2009, options to purchase 1.9 million shares of common stock were excluded from the computation of diluted earnings per share. In addition, 1.3 million shares of restricted stock were excluded from the computation of diluted earnings per share at June 30, 2009. At June 30, 2008, options to purchase 1.8 million shares of common stock were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would be anti-dilutive. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the company’s average stock price during the quarter is less than the conversion price.

3.  New Accounting Standards

New accounting standards to be implemented:

On October 1, 2008, the company partially adopted as required, Statement of Financial Accounting Standards (SFAS) No. 157 – “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements (see “Accounting standards implemented in fiscal year 2009” below). In February 2008, the Financial Accounting Standards Board (FASB) approved FASB Staff Position (FSP) No. FAS 157-2, “Effective

Date of FASB Statement No. 157” that permits companies to partially defer the effective date of SFAS No. 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. FAS 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for non-financial assets and non-financial liabilities that are remeasured at least annually. The company has elected to defer the adoption of SFAS No. 157 with respect to certain non-financial assets and liabilities as permitted by FSP No. 157-2.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. If a parent retains a noncontrolling equity investment in the former subsidiary, that investment is measured at its fair value. SFAS No. 160 is effective for the company for its fiscal year beginning October 1, 2009 and, as required, will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The company will modify the presentation and disclosure of noncontrolling interests in accordance with the requirement of the statement. The adoption of SFAS No. 160 is not expected to have any other significant effect on the company’s financial statements.

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. FSP No. FAS 141(R)-1 amends and clarifies the accounting, measurement and recognition provisions and the related disclosures arising from contingencies in a business combination under FAS No. 141(R). FSP No. FAS 141(R)-1 is effective for the company for any business combination that is completed subsequent to October 1, 2009.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. generally accepted accounting principles (GAAP). The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and is to be applied prospectively to intangible assets acquired after the effective date. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The company is currently evaluating the impact FSP 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FSP APB 14-1 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required. The company’s accounting for its outstanding $300 million and $200 million convertible notes due in fiscal years 2026 and 2027, respectively (see Note 16), will be impacted by FSP APB 14-1. The company is currently evaluating the impact FSP APB 14-1 will have on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, with early application not permitted. The company is currently evaluating the impact of this FSP on its consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” The FSP requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, and is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The company is currently evaluating the impact of this FSP on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” to provide greater transparency about transfers of financial assets. This guidance changes the requirements for recognizing the transfer of financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. The guidance also eliminates the concept of a “qualifying special purpose entity” when assessing transfers of financial instruments. This statement is effective for the first annual reporting period that begins after November 15, 2009 and for interim periods beginning in the first annual reporting period and periods thereafter. The company is currently evaluating the impact, if any, of the new requirements of SFAS No. 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, "New Consolidation Guidance for Variable Interest Entities (VIE)", which amends FASB Interpretation No. ("FIN") 46 (R), "Consolidation of Variable Interest Entities", to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. SFAS No. 167 is effective for the first annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The company is currently assessing what impact, if any, that this statement will have on its financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of SFAS No. 162,” (SFAS No. 168), which establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will supersede all then-existing non-SEC accounting and reporting standards. Once SFAS No. 168 is in effect, all of its content will carry the same level of authority and all nongrandfathered, non-SEC accounting literature not included in the Codification is deemed nonauthoritative. The company does not anticipate that the adoption of this pronouncement will have a significant effect on its consolidated financial statements or disclosures.

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

The fair value of the company’s financial assets and liabilities that are recognized at fair value on a recurring basis at June 30, 2009 are as follows (in millions):

	Level 1	Level 2	Level 3

Financial Assets and Liabilities:
Foreign exchange forward contracts:
Assets	N/A	$3	N/A
Liabilities	N/A	20	N/A

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

On January 1, 2009, the company adopted, as required, the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” which requires expanded disclosures about derivative and hedging activities. SFAS No. 161 has the same scope as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material effect on the company’s financial statements other than providing certain enhanced disclosures. Refer to Note 17 for additional disclosures on derivative instruments and hedging activities.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009. There were no adjustments to the company’s estimates of fair value for assets and liabilities measured at fair value upon adoption of FSP No. FAS 157-4.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during all interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009. The company has disclosed the fair value of its financial instruments in Note 17 to the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. The company adopted SFAS No. 165 effective June 30, 2009 (see Note 22). The adoption of this statement did not have an effect on the company’s consolidated financial statements.

4. Discontinued Operations

In conjunction with the company’s long-term strategic objective to focus on supplying the commercial vehicle on- and off-highway markets for original equipment manufacturers and aftermarket customers, the company previously announced its intent to sell the LVS business groups in their entirety. However, in light of the unprecedented challenges in the credit markets and the volume weakness in the automotive industry, it was determined that in the current financial environment the appropriate value could not be captured by selling the business as a whole. Therefore, the company reorganized the LVS business into separate product lines, which included evaluating strategic alternatives for a timely and orderly exit from the Chassis businesses. The company has substantially completed the sale or entered into a binding letter of intent to sell three of its Chassis businesses (as described below) as of the end of the third quarter of fiscal year 2009.

Gabriel de Venezuela

The company’s former consolidated subsidiary, Gabriel de Venezuela, supplied shock absorbers, struts, exhaust systems and suspension modules to light vehicle industry customers, primarily in Venezuela and Colombia. On June 5, 2009, the company sold its 51 percent interest in Gabriel de Venezuela to its joint venture partner. The company recognized a pre-tax loss on sale of approximately $23 million ($23 million after-tax) in the third quarter of fiscal year 2009. Charges associated with the sale of Gabriel de Venezuela are included in the results of discontinued operations in the consolidated statement of operations. In conjunction with sale, $18 million of cash was retained by the joint venture and the company received dividends of approximately $1 million from the joint venture. The company was also released from its guarantees of approximately $11 million of letters of credit.

Gabriel Ride Control Products North America

     The company’s Gabriel Ride Control Products North America (Gabriel Ride Control) business supplied motion control products, shock absorbers, struts, ministruts and corner modules, as well as other automotive parts to the passenger car, light truck and sport utility vehicle aftermarket industries. Effective as of June 28, 2009, the company substantially completed the sale of its Gabriel Ride Control business to Ride Control, LLC, a wholly owned subsidiary of OpenGate Capital, a private equity firm. The company recognized a pre-tax loss on sale of approximately $41 million ($41 million after-tax) in the third quarter of fiscal year 2009. In the first quarter of fiscal year 2009, the company recognized a $19 million ($14 million after-tax) non-cash impairment charge associated with the long-lived assets of this business (see Note 5). Charges associated with the sale of Gabriel Ride Control are included in the results of discontinued operations in the consolidated statement of operations.

As of the June 28, 2009 closing date, assets and liabilities of certain Gabriel Ride Control businesses were not legally transferred to Ride Control, LLC due to delays in certain procedures required to be completed by the buyer. Pursuant to the sale agreement, legal ownership will be transferred upon receipt by the buyer of required licenses and establishment of appropriate entities to receive the transferred assets. Sale values were fixed and Ride Control, LLC assumed operational control of the businesses as of the June 28, 2009 closing date. Pursuant to the terms of the sale agreement, results of operations after this date will be realized by Ride Control, LLC. The steps required to complete the legal transfer were considered perfunctory by the company and the company recorded these assets and liabilities as sold and excluded them from the consolidated balance sheet effective June 28, 2009. The legal transfer of these operations is expected to be completed during the fourth quarter of fiscal year 2009.

In connection with the sale, the company is obligated to provide funding of $9 million to Ride Control, LLC which is included in other current liabilities in the consolidated balance sheet. Receivables, trade and other, net, in the consolidated balance sheet includes an estimated $8 million adjustment to the purchase price based upon closing working capital, per the terms of the sale agreement. Settlement of working capital adjustments is expected to occur in the fourth quarter of fiscal year 2009. The agreement also contains arrangements for royalties and other items which are not expected to materially impact the company in the future.

Meritor Suspension Systems Company

On June 24, 2009, the company entered into a binding letter of intent to sell its 57 percent interest in MSSC, a joint venture that manufactures and sells automotive coil springs, torsion bars and stabilizer bars in North America, to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD (MSM). The transaction is expected to close in the fourth quarter of fiscal year 2009. In conjunction with the signing of the binding letter of intent, MSSC paid a cash dividend of $12 million to the company and recorded a dividend payable of $9 million to the minority partner. The dividend payable was recognized by ArvinMeritor as a charge to earnings and is included in loss from discontinued operations in the consolidated statement of operations. ArvinMeritor also recognized in loss from discontinued operations in the third quarter of fiscal year 2009, approximately $9 million of non-cash charges associated with the minority partner’s share of operating losses and an approximately $4 million non-cash income tax charge related to a valuation allowance recorded against deferred tax assets of MSSC that are no longer expected to be realized. The $9 million dividend payable and the $9 million minority interest partner’s share of operating losses were not recognized as part of minority interest in the consolidated statement of operations because prior to these transactions the minority interest’s equity in MSSC had been reduced to zero and the minority interest has no contractual obligation as of June 30, 2009 to fund on the dividend and its share of losses.

In connection with the expected sale of the company’s interest in MSSC, the company will provide certain indemnifications to the buyer for its share of obligations related to taxes, pension funding shortfall, environmental and other contingencies, and certain accounts receivable and inventories. The company’s exposure under these indemnities is approximately $24 million. Upon completion of the sale transaction the company expects to recognize a gain on sale, net of its obligation under these indemnities.

In the second quarter of fiscal year 2009, the company announced the closure of its coil spring operations in Milton, Ontario, Canada (Milton), which is part of MSSC. Costs associated with this closure were $8 million for employee severance benefits, and are included in loss from discontinued operations in the consolidated statement of operations. Liabilities associated with these charges are included in liabilities of discontinued operations in the consolidated balance sheet and are approximately $8 million at June 30, 2009.

In the first quarter of fiscal year 2009, the company recognized a $31 million non-cash impairment charge associated with the long-lived assets of MSSC (see Note 5). This impairment charge is included in loss from discontinued operations in the consolidated statement of operations.

Assets of MSSC included in assets of discontinued operations in the consolidated balance sheet primarily consist of current assets of $34 million, fixed assets of $9 million and other long term assets. Liabilities of MSSC included in liabilities of discontinued operations in the consolidated balance sheet primarily consist of short-term debt, accounts payable, restructuring reserves and approximately $50 million of accrued pension and post retirement benefits. Short-term debt relates to a $6 million, 6.5-percent loan with the minority partner and matures in March 2010 (see Note 16).

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

Gross amounts due from EMCON were $1 million and $18 million at June 30, 2009 and September 30, 2008, respectively, and are included in receivables, trade and other, net in the consolidated balance sheet. Gross amounts due to EMCON were $3 million and $50 million at June 30, 2009 and September 30, 2008, respectively and are included in other current liabilities (see Note 14). The amounts due from (to) EMCON at June 30, 2009 and September 30, 2008 primarily relate to amounts received (paid), or expected to be received (paid), by EMCON associated with certain assets and liabilities of ET that were retained by the company.

The company paid approximately $20 million related to these amounts in the first nine months of fiscal year 2009. During the first nine months of fiscal year 2009 and 2008, the company recognized approximately $6 million of pre-tax income and $19 million of pre-tax costs, respectively, related to the sale of the ET business. These adjustments were primarily related to revised estimates for certain pre-sale liabilities retained by the company and are recorded in loss from discontinued operations in the consolidated statement of operations.

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

Results of the discontinued operations are summarized as follows (in millions):

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales	$78	$125	$271	$353

Loss before income taxes	$(107)	$(4)	$(189)	$(26)
Benefit (provision) for income taxes	(9)	3	14	3
Minority interests	(18)	(3)	(4)	(4)
Loss from discontinued operations	$(134)	$(4)	$(179)	$(27)

5. Net Property and Impairments of Long-Lived Assets

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

At December 31, 2008, management determined certain impairment reviews were required due to declines in overall economic conditions including tightening credit markets, stock market declines and significant reductions in current and forecasted production volumes for light and commercial vehicles. As a result, the company recognized pre-tax, non-cash impairment charges of $209 million in the first quarter of fiscal year 2009, primarily related to the LVS segment. A portion of this non-cash charge relates to businesses presented in discontinued operations and accordingly, $56 million is included in loss from discontinued operations in the consolidated statement of operations (see Note 4). The estimated fair value of long-lived assets was calculated based on probability weighted cash flows taking into account current expectations for asset utilization and life expectancy. In addition, liquidation values were considered where appropriate, as well as indicated values from divestiture activities.

The following table describes the significant components of long-lived asset impairments recorded in continuing operations during the first quarter of fiscal year 2009.

	CVS	LVS	Total
Land and buildings	$5	$34	$39
Other (primarily machinery and equipment)	3	105	108
Total assets impaired (1)	$8	$139	$147

(1) The company also recognized $6 million of non-cash impairment charges associated with certain corporate long-lived assets.

Due to ongoing weak demand for automotive and commercial vehicles, the company evaluated in its third fiscal quarter of 2009 the recoverability of a certain long-lived asset group held for use. The company recorded no impairment charges during the third quarter of fiscal year 2009, as undiscounted cash flows were sufficient to recover the value of the asset group. However, it is reasonably possible that the assumptions used to calculate estimated cash flow could change in the near future, which may or may not result in future impairment to this long lived asset group. The company will continue to evaluate the recoverability of its long-lived assets as circumstances warrant.

Net property at June 30, 2009 and September 30, 2008 is summarized as follows (in millions):

	June 30, 2009	September 30, 2008
Property at cost:
Land and land improvements	$46	$66
Buildings	275	368
Machinery and equipment	1,012	1,567
Company-owned tooling	163	231
Construction in progress	83	139
Total	1,579	2,371
Less accumulated depreciation	(1,056)	(1,596)
Net property	$523	$775

6. Goodwill

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is reviewed for impairment annually or more frequently if events occur that indicate more likely than not an impairment exists. The goodwill impairment review is a two-step process. Step one compares the estimated fair value of a reporting unit with its carrying amount. An impairment loss may be recognized if the review indicates that the carrying value of a reporting unit exceeds its fair value. The company estimates fair value by using discounted cash flows and market multiples on earnings and any other evidence of value. If the carrying amount of a reporting unit exceeds its estimated fair value, step two requires that the fair value of the reporting unit be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value, an impairment charge is recorded equal to the excess.

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

     A summary of the changes in the carrying value of goodwill, by segment, is as follows (in millions):

	CVS	LVS	Total
Balance at September 30, 2008	$451	$71	$522
Impairment charge	—	(70)	(70)
Other, primarily foreign currency translation	(13)	(1)	(14)
Balance at June 30, 2009	$438	—	438

7. Restructuring Costs

At June 30, 2009 and September 30, 2008, $34 million and $30 million, respectively, of restructuring reserves, primarily related to unpaid employee termination benefits, remained in the consolidated balance sheet. The changes in restructuring reserves for the nine months ended June 30, 2009 are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Balance at September 30, 2008	$30	$—	$—	$30
Activity during the period:
Charges to continuing operations – Fiscal Year 2009 Actions	40	—	2	42
Charges to continuing operations – Performance Plus	14	6	16	36
Charges and adjustments to discontinued operations reserves	3	—	—	3
Asset write-offs	—	(6)	—	(6)
Retirement plan curtailment charges (see Note 18)	—	—	(16)	(16)
Cash payments and other(1)	(55)	—	—	(55)
Balance at June 30, 2009	$32	$—	$2	$34

(1)      Includes $10 million of payments associated with discontinued operations included in restructuring reserves at September 30, 2008.

Fiscal Year 2009 Actions: During the first nine months of fiscal year 2009, the company approved certain restructuring actions in response to a significant decline in global market conditions. These actions primarily related to the reduction of approximately 2,850 salaried, hourly and temporary positions worldwide. The company recorded restructuring costs of $42 million associated with these actions during the first nine months of fiscal year 2009. The company’s CVS and LVS segments recorded approximately $19 million and $19 million, respectively, of costs associated with this restructuring program in the first nine months of fiscal year 2009, with the remaining costs recorded at corporate locations.

Performance Plus: During fiscal year 2007, the company launched a profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and rationalize certain global facilities. The company’s CVS and LVS businesses recorded $32 million and $4 million, respectively, of costs associated with this restructuring program during the first nine months of fiscal year 2009. During the second quarter of fiscal year 2009, as part of Performance Plus, the company announced the closure of its CVS brakes plant in Tilbury, Ontario, Canada (Tilbury) Costs associated with the Tilbury closure included $10 million for estimated employee severance benefits, $16 million primarily associated with pension termination benefits (see Note 18) and $4 million associated with certain asset impairment charges. In the third fiscal quarter of 2009, the company announced the closure of its commercial vehicle facility in Carrollton, Kentucky and recognized approximately $2 million of restructuring costs. In addition, the company recognized approximately $4 million of costs, including asset impairment charges of $2 million, associated with previously announced plant closures.

Also in the second quarter of fiscal year 2009, the company announced the closure of its coil spring operations in Milton, Ontario, Canada (Milton), which is part of MSSC. As previously disclosed, costs associated with the Milton closure are included in loss from discontinued operations in the consolidated statement of operations and restructuring reserves are included in liabilities of discontinued operations in the consolidated balance sheet (see Note 4).

Cumulative restructuring costs recorded for this program, including amounts reported in discontinued operations, are $137 million as of June 30, 2009 and primarily relate to employee termination costs of $102 million in connection with a reduction of approximately 1,800 salaried and hourly employees, $16 million, primarily associated with pension termination benefits, asset impairment charges of $17 million and other shutdown costs of $2 million. Remaining costs of this restructuring program will be incurred over the next several years.

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

In the first quarter of fiscal year 2009, the company recorded a charge of $665 million to establish valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100 percent owned subsidiaries in France, Germany, Italy, and Sweden. In accordance with SFAS No. 109, “Accounting for Income Taxes”, the company evaluates the deferred income taxes quarterly to determine if valuation allowances are required. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. As previously disclosed in the fiscal year 2008 Form 10-K, the company had determined in prior periods that a valuation allowance was not necessary for the deferred tax assets in the U.S based on several factors including: (a) numerous restructuring initiatives the company undertook in fiscal years 2007 and 2008, generating significant savings in future periods; (b) the expected recovery of the commercial vehicle market; (c) the implementation of a major cost reduction and value creation program to generate additional improvements in earnings in future periods and (d) the repatriation of foreign earnings, which would generate significant taxable income in fiscal year 2009 and reduce future net interest expense in certain tax jurisdictions.

The company believes that these valuation allowances are now required due to events and developments that occurred during the first quarter of fiscal year 2009. In conducting the first quarter 2009 analysis, the company utilized a consistent approach which considers its three-year historical cumulative income (loss) including an assessment of the degree to which any losses were driven by items that are unusual in nature and incurred in order to improve future profitability. In addition, the company reviewed changes in near-term market conditions and any other factors arising during the period which may impact future operating results. Both positive and negative evidence were considered in the analysis. Significant negative evidence exists due to the ongoing deterioration of the global markets. The analysis for the first quarter of fiscal year 2009 showed a three-year historical cumulative loss in the U.S., France, Germany, Italy, and Sweden. The losses continue to exist even after adjusting the results to remove unusual items and charges, which is considered a significant factor in the analysis as it is objectively verifiable and therefore, significant negative evidence. In addition, the recent global market deterioration reduced the expected impact of tax planning strategies that were included in our analysis. Accordingly, based on a three year historical cumulative loss, combined with significant and inherent uncertainty as to the timing of when the company would be able to generate the necessary level of earnings to recover its deferred tax assets in the U.S., France, Germany, Italy, and Sweden, the company concluded that a valuation allowances were required. In the third quarter of fiscal year 2009, the company recorded a charge of $3 million to establish a valuation allowance for certain deferred tax assets in Mexico.

As of September 30, 2008, the company had approximately $131 million of gross unrecognized tax benefits of which $81 million represents the amount that, if recognized, would favorably affect the effective income tax rate in future periods. At June 30, 2009, the amount of gross unrecognized tax benefits and the amount that would favorably affect the effective income tax rate in future periods are $115 million and $31 million, respectively. The change in amount of tax benefits to be recognized in June 30, 2009 and September 30, 2008 is primarily due to the valuation allowances that were recorded during the period.

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

10. Accounts Receivable and Securitization and Factoring

Off-balance sheet arrangements

The company participates in an arrangement to sell trade receivables through certain of its European subsidiaries. Under the arrangement, the company sells, at any point in time, up to €125 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the company’s consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. Costs associated with this securitization arrangement were $3 million and $6 million for the nine months ended June 30, 2009 and 2008, respectively, and are included in operating income (loss) in the consolidated statement of operations. The gross amount of proceeds received from the sale of receivables under this arrangement was $250 million and $469 million for the nine months ended June 30, 2009 and 2008, respectively. The company’s retained interest in receivables sold was $6 million and $16 million at June 30, 2009 and September 30, 2008, respectively. The company had utilized, net of retained interests, €39 million ($55 million) and €114 million ($167 million) of this accounts receivable securitization facility as of June 30, 2009 and September 30, 2008, respectively.

In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable. The amount of factored receivables excluded from accounts receivable was $53 million and $243 million at June 30, 2009 and September 30, 2008, respectively. Costs associated with these factoring arrangements were $4 million and $9 million for the nine months ended June 30, 2009 and 2008, respectively, and are included in operating income (loss) in the consolidated statement of operations.

On-balance sheet arrangements

The company also participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. This program is provided on a committed basis by SunTrust Bank (with Three Pillars Funding LLC acting as the conduit lender) and expires in September 2009. The lender under this securitization program has notified the company that it does not intend to renew the facility when it expires in September 2009. Under this program, which was originally established in September 2005, amended in fiscal years 2006 and 2007, and renewed in fiscal year 2008, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. The maximum borrowing capacity under this program was voluntarily lowered from $175 million to $125 million during the second quarter of fiscal year 2009. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet (see Note 16). At June 30, 2009 and September 30, 2008, the company had utilized $78 million and $111 million, respectively, of this accounts receivable securitization facility. Borrowings under this arrangement are collateralized by approximately $152 million of receivables held at ARC at June 30, 2009. This arrangement, as most recently renewed, includes the same financial covenants as the company’s senior secured credit facility (see Note 16).

11. Inventories

Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	June 30,	September 30,
	2009	2008
Finished goods	$154	$237
Work in process	58	102
Raw materials, parts and supplies	189	284
Total	$401	$623

12. Other Current Assets

Other current assets are summarized as follows (in millions):

	June 30,	September 30,
	2009	2008
Current deferred income tax assets, net (see Note 8)	$19	$110
Customer reimbursable tooling and engineering costs	29	27
Asbestos-related recoveries (see Note 19)	8	8
Deposits and collateral	13	19
Prepaid income taxes	23	31
Investment in debt defeasance trust (see Note 16)	—	6
Prepaid and other	22	17
Other current assets	$114	$218

Costs incurred for tooling and engineering, principally for light vehicle products, for which customer reimbursement is contractually guaranteed are classified as customer reimbursable tooling and engineering costs. These costs are billed to the customer based on the terms of the contract. Provisions for losses are provided at the time management expects costs to exceed anticipated customer reimbursements.

13. Other Assets

Other assets are summarized as follows (in millions):

	June 30,	September 30,
	2009	2008
Non-current deferred income tax assets, net (see Note 8)	$64	$530
Investments in non-consolidated joint ventures	119	134
Assets for uncertain tax positions (see Note 8)	23	34
Long-term receivables (see Note 15)	—	45
Prepaid pension costs (see Note 18)	4	25
Unamortized debt issuance costs	24	29
Capitalized software costs, net	22	25
Asbestos-related recoveries (see Note 19)	45	44
Note receivable due from EMCON, net of discount	15	13
Other	27	46
Other assets	$343	$925

The long-term receivable of $45 million at September 30, 2008 was related to certain Canadian income tax payments made by the company on behalf of Rockwell Automation, Inc. (Rockwell). Prior to the spin-off of the automotive business to Meritor (a predecessor of the company) from Rockwell International (now Rockwell Automation, Inc.) in fiscal year 1997, a Tax Allocation Agreement was signed between Rockwell and Meritor. Subsequent to the spin-off, the Canadian Revenue Agency (CRA) began performing a Canadian Tax audit over certain of the company’s financing activities. As a result, the CRA issued tax reassessments to ArvinMeritor, for which Rockwell was liable under the Tax Allocation Agreement. ArvinMeritor appealed the reassessments on behalf of Rockwell. Between fiscal years 2004 and 2008, Rockwell transferred funds to ArvinMeritor to cover the required tax payments while the appeal was pending. At that time, ArvinMeritor recorded a long-term receivable and corresponding liability (see Note 15) for these funds in the company’s consolidated balance sheet. During the second quarter of fiscal year 2009, the appeal was resolved and a majority of the long-term receivable and liability were settled. The remaining receivable and liability of approximately $5 million recorded as current assets and liabilities are expected to settle during the fourth quarter of fiscal year 2009.

The note receivable due from EMCON bears interest at a rate of 4 percent per annum and is payable in June 2012 or earlier upon a change in control. EMCON may prepay the note at any time. The company recorded the note, net of a $7 million and $8 million discount at June 30, 2009 and September 30, 2008, respectively, to reflect the difference between the stated rate per the agreement of 4 percent and the effective interest rate of approximately 9 percent. This discount will be amortized over the term of the note as interest income.

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

Patents, licenses and other intangible assets were $5 million and $6 million at June 30, 2009 and September 30, 2008, respectively, and are amortized over their contractual or estimated useful lives, as appropriate. The company anticipates amortization expense for patents, licenses and other intangible assets of approximately $5 million to be recorded over the remaining five years of the assets’ useful lives.

14. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	June 30,	September 30,
	2009	2008

Compensation and benefits	$154	$239
Due to EMCON (see Note 4)	3	50
Income taxes (see Note 8)	22	35
Taxes other than income taxes	43	54
Product warranties	38	58
Restructuring (see Note 7)	34	30
Foreign currency hedge contracts (see Note 17)	18	16
Reserve for commercial dispute	—	25
Asbestos-related liabilities (see Note 19)	14	15
Interest	23	7
Indemnity obligations – current portion (see Note 19)	9	—
Other	95	81
Other current liabilities	$453	$610

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

A summary of the changes in product warranties is as follows (in millions):

	Nine Months Ended
	June 30,
	2009	2008
Total product warranties – beginning of period	$102	$103
Accruals for product warranties	33	52
Payments	(32)	(52)
Foreign currency translation	(4)	—
Change in estimates and other	(11)	4
Total product warranties – end of period	88	107
Less: Non-current product warranties (see Note 15)	(50)	(48)
Product warranties – current	$38	$59

15. Other Liabilities

Other liabilities are summarized as follows (in millions):

	June 30,	September 30,
	2009	2008
Asbestos-related liabilities (see Note 19)	$58	$54
Non-current deferred income tax liabilities (see Note 8)	68	4
Liabilities for uncertain tax positions (see Note 8)	62	52
Product warranties (see Note 14)	50	44
Environmental (see Note 19)	10	10
Indemnity obligations (see Note 19)	19	—
Long-term payable (see Note 13)	—	45
Other	34	38
Other liabilities	$301	$247

16. Long-Term Debt

Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	June 30,	September 30,
	2009	2008
7-1/8 percent notes due March 2009	$—	$6
6.8 percent notes due February 2009	—	77
8-3/4 percent notes due 2012	276	276
8-1/8 percent notes due 2015	251	251
4.625 percent convertible notes due 2026(1)	300	300
4.0 percent convertible notes due 2027(1)	200	200
Revolving credit facility	181	—
Accounts receivable securitization (see Note 10)	78	111
Lines of credit and other	33	52
Unamortized gain on swap unwind	25	30
Subtotal	1,344	1,303
Less: current maturities	(109)	(240)
Long-term debt	$1,235	$1,063

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

Revolving Credit Facility

The company has a $700 million revolving credit facility, which matures in June 2011. Due to the bankruptcy of Lehman Brothers in 2008, $34 million of these commitments are unavailable. The remaining amount of availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. These financial covenants are based on (i) the ratio of the company’s senior secured indebtedness to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total senior secured-debt-to-EBITDA ratio, as defined in the agreement, no greater than 2.0 to 1 on the last day of any fiscal quarter. At June 30, 2009, the company was in compliance with all covenants.

The revolving credit facility includes a $150 million limit on the issuance of letters of credit. At June 30, 2009 and September 30, 2008, approximately $29 million and $38 million of letters of credit were issued, respectively. The company had an additional $5 million and $13 million outstanding at June 30, 2009 and September 30, 2008, respectively, on letters of credit available through other facilities.

Borrowings under the revolving credit facility are collateralized by $537 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facility. At June 30, 2009, the margin over the LIBOR rate was 275 basis points, and the commitment fee was 50 basis points.

The company amended this revolving credit facility in December 2007 and recognized a $3 million loss on debt extinguishment associated with the write-off of debt issuance costs. This loss on debt extinguishment is recorded in interest expense, net in the consolidated statement of operations.

Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the amended revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 23).

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

Accounts Receivable Securitization

The company participates in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs (see Note 10). This program is provided on a committed basis by SunTrust Bank (with Three Pillars Funding LLC acting as the conduit lender) and expires in September 2009. The lender under this securitization program has notified the company that it does not intend to renew the facility when it expires in September 2009. The weighted average interest rate on borrowings under this arrangement was approximately 2.71% percent at June 30, 2009. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by $152 million of eligible receivables purchased and held by ARC at June 30, 2009. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the banks, could result in termination of the accounts receivable securitization arrangement. At June 30, 2009, the company was in compliance with all covenants. This program, as most recently renewed, includes the same financial covenants as the company’s senior secured credit facility agreement.

Related Parties

MSSC has a $6 million, 6.5-percent loan with its minority partner. This loan matures in March 2010. The company has entered into a binding letter of intent to sell its interest in MSSC. Accordingly, at June 30, 2009, this loan is included in liabilities of discontinued operations in the consolidated balance sheet (see Note 4).

Interest Rate Swap Agreements

In January 2008, the company terminated all of its interest rate swap agreements and received proceeds from these terminations, including interest received, of $28 million. The unamortized fair value adjustment of the notes associated with these and previous interest rate swap terminations was $25 million and $30 million at June 30, 2009 and September 30, 2008, respectively. The fair value adjustment of the notes is classified as long-term debt in the consolidated balance sheet and is amortized to earnings as a reduction of interest expense over the remaining term of the debt.

Leases

The company has various operating leasing arrangements. Future minimum lease payments under these operating leases are $21 million in 2009, $18 million in 2010, $15 million in 2011, $12 million in 2012, $11 million in 2013 and $21 million thereafter.

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

Under this program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the consolidated balance sheet and is recognized in operating income when the underlying forecasted transaction impacts earnings. The fair values of derivative instruments are presented on a gross basis as the company does not have any derivative contracts which are subject to master netting arrangements. The company did not have any hedges that required the posting of collateral as of June 30, 2009.

The company’s foreign exchange contracts generally mature within twelve months. At June 30, 2009 and September 30, 2008, the company had outstanding contracts with notional amounts of $119 million and $422 million, respectively. These notional values consist primarily of contracts for the European euro, British pound sterling and Swedish krona, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

Fair values of derivative instruments in the consolidated balance sheet at June 30, 2009 are as follows (in millions):

	Asset Derivatives		Liability Derivatives
		Fair		Fair
	Classification	Value	Classification	Value
Foreign exchange contracts:
Derivatives designated as hedging instruments under FASB Statement No. 133	Other current assets	$3	Other current liabilities	$17
			Other liabilities	2
Total		$3		$19
Derivatives not designated as hedging instruments under FASB Statement No. 133			Other current liabilities	$1

Total derivatives		$3		$20

The effect of derivative instruments on comprehensive income (loss) for the three and nine months ended June 30, 2009 is as follows (in millions):

		Amount of Gain (Loss) at June 30, 2009
	Location of	Three	Nine
	Gain (Loss)	Months Ended	Months Ended

Amount of gain (loss) recognized in AOCL (effective portion)	AOCL	$2	$(24)
Amount of loss reclassified from AOCL into income (effective portion)	Cost of sales	$(4)	$(20)
Amount of gain (loss) recognized in income on derivatives not designated as hedging instruments and on discontinuance of cash flow hedges	Cost of sales	$—	$(3)

At June 30, 2009 and September 30, 2008, there was a loss of $11 million and $10 million, respectively, recorded in AOCL. The company expects to reclassify the loss at June 30, 2009 from AOCL to operating income during the next twelve months as the forecasted hedged transactions are recognized in earnings.

The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	June 30,		September 30,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$76	76	497	497
Foreign exchange contracts - asset	3	3	4	4
Investment in debt defeasance trust	—	—	6	6
Foreign exchange contracts - liability	20	20	16	16
Short-term debt	109	109	240	240
Long-term debt	1,235	694	1,063	882

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

18. Retirement Benefit Liabilities

Retirement benefit liabilities consisted of the following (in millions):

	June 30,	September 30,
	2009	2008
Retiree medical liability	$491	$568
Pension liability	144	135
Other	37	42
Subtotal	672	745
Less: current portion (included in compensation and benefits in Note 14 )	(55)	(55)
Retirement benefit liabilities	$617	$690

The components of net periodic pension and retiree medical expense for the three months ended June 30 are as follows:

	2009		2008
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$3	$—	$6	$1
Interest cost	22	8	25	8
Assumed return on plan assets	(25)	—	(29)	—
Amortization of prior service costs	1	(2)	—	(2)
Recognized actuarial loss	4	6	9	7
Total expense	$5	$12	$11	$14

The components of net periodic pension and retiree medical expense for the nine months ended June 30 are as follows:

	2009		2008
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$13	$—	$20	$1
Interest cost	74	26	75	24
Assumed return on plan assets	(84)	—	(89)	—
Amortization of prior service costs	2	(6)	2	(6)
Recognized actuarial loss	13	19	26	20
Total expense	$18	$39	$34	$39

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

On March 5, 2009, the company announced its plans to close its coil spring operations in Milton, Ontario, Canada, which is part of MSSC. As noted in Note 4, the company signed a binding letter of intent to sell its 57 percent interest in MSSC and MSSC is presented as held for sale and included in discontinued operations at June 30, 2009. This expected closure also triggered a plan curtailment, which was not significant to the company’s results of operations. The terms of the plans provide for certain termination benefits which are subject to various benefit elections by the affected employees. In addition, certain terms associated with the plant closure are subject to further negotiations with the Canadian Auto Workers (CAW) union. Depending upon the outcome of these matters, the company estimates the range of termination benefits to be between zero and $5 million, which will be recognized by MSSC as expense in the consolidated statement of operations when the amount can be reasonably estimated.

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

The company has been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s potential liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at June 30, 2009 to be approximately $21 million, of which $2 million is recorded as a liability.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at June 30, 2009 to be approximately $55 million, of which $14 million is recorded as a liability.

Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $6 million at June 30, 2009. The undiscounted estimate of these costs is approximately $10 million.

Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2008	$3	$15	$18
Payments	(1)	(2)	(3)
Change in cost estimates	—	1	1
Balance at June 30, 2009	$2	$14	$16

Environmental reserves are included in Other Current Liabilities and Other Liabilities (see Note 15).

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

Asbestos

Maremont Corporation (“Maremont”), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 30,000 pending asbestos-related claims at June 30, 2009 down from approximately 35,000 at September 30, 2008. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2009	September 30, 2008
Asbestos-related reserves for pending and future claims	$55	$53
Asbestos-related recoveries	36	36

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

The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. Accordingly, the company has recorded a $17 million and $16 million liability for defense and indemnity costs associated with these claims at June 30, 2009 and September 30, 2008, respectively. The accrual estimates are based on historical data and certain assumptions with respect to events that may occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on the company’s experience defending these asbestos claims, the company does not believe these lawsuits will have a material adverse effect on its financial condition or results of operations.

Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. Although the status of one carrier as a financially viable entity is in question, the company expects to recover the majority of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and a substantial portion of the costs for defending asbestos claims going forward. Accordingly, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $17 million and $16 million at June 30, 2009 and September 30, 2008, respectively.

Guarantees

In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. Accordingly, the company recorded a $28 million liability in the third quarter of fiscal year 2009, of which approximately $6 million relates to claims not reimbursed by the third party prior to its filing for bankruptcy protection, and $22 million relates to the company’s best estimate of its future obligation under the guarantee. This charge is included in loss from discontinued operations in the consolidated statement of operations.

Indemnifications

The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration. The company’s maximum obligations under such indemnifications cannot be reasonably estimated. The company is not aware of any claims or other information that would give rise to material payments under such indemnifications. The company is expected to provide additional indemnifications in connection with the sale of its 57 percent interest in MSSC and the sale of its Wheels business upon the expected closing of these sale transactions in the fourth quarter of fiscal year 2009 (see Notes 4 and 22).

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

20. Comprehensive Income (Loss)

On an annual basis, disclosure of comprehensive income (loss) is incorporated into the Consolidated Statement of Shareowners’ Equity (Deficit). This statement is not presented on a quarterly basis. Comprehensive income (loss) includes net income (loss) and components of other comprehensive income (loss), such as foreign currency translation adjustments, employee benefit related adjustments and unrealized gains (losses) on derivatives and equity securities.

Comprehensive income (loss) is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(162)	$44	$(1,200)	$52
Foreign currency translation adjustments	50	36	(118)	118
Unrealized gain (loss) on investments and foreign currency contracts, net	8	3	(1)	(10)
Adjustment to apply measurement date provisions of SFAS No. 158, net of tax	—	—	9	—
Employee benefit related adjustments, net of tax	—	—	(3)	(3)
Comprehensive income (loss)	$(104)	$83	$(1,313)	$157

21. Business Segment Information

The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s chief operating decision maker (CODM) is the Chief Executive Officer.

The company reports operating results under two segments: Commercial Vehicle Systems (CVS) and Light Vehicle Systems (LVS). CVS supplies drivetrain systems and components, including axles and drivelines, braking systems and suspension systems, for medium- and heavy-duty trucks, trailers and specialty vehicles to original equipment manufacturers (OEMs) and the commercial vehicle aftermarket. LVS is a major supplier of aperture systems (roof and door systems), suspension modules and wheel products for passenger cars, motorcycles and all-terrain vehicles, light trucks and sport utility vehicles to OEMs.

The company measures segment operating performance based on earnings before interest, taxes, depreciation and amortization and loss on sale of receivables (EBITDA). The company uses EBITDA as the primary basis for the CODM to evaluate the performance of each of the company’s reportable segments.

The accounting policies of the segments are the same as those applied in the Consolidated Financial Statements, except for the use of EBITDA. The company may allocate certain common costs, primarily corporate functions, between the segments differently than the company would for stand alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal and human resources. The company does not allocate interest expense and certain legacy and other corporate costs not directly associated with the segments’ EBITDA. In anticipation of the planned separation of the light vehicles business from the company, LVS started building its own corporate functions during the second half of fiscal year 2008. During the second quarter of fiscal year 2009, the company completed an analysis, and modified its methodology for allocating certain corporate costs to its CVS and LVS segments. Under the revised allocation methodology the company estimates that $1 million of corporate costs per quarter represents a reasonable allocation of common corporate costs to LVS going forward. Accordingly, the company adjusted the allocation of common corporate costs during the second quarter of fiscal year 2009 retroactively to the beginning of the fiscal year resulting in an increase of $6 million to LVS EBITDA (and a corresponding decrease to CVS EBITDA) for the three months ended December 31, 2008. The revised allocations are reflected in the segment EBITDA amounts shown below.

Segment information is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales:
Commercial Vehicle Systems	$683	$1,356	$2,378	$3,628
Light Vehicle Systems	310	521	902	1,473
Total sales	$993	$1,877	$3,280	$5,101
Segment EBITDA:
Commercial Vehicle Systems	$30	$101	$75	$256
Light Vehicle Systems	(1)	16	(268)	38
Segment EBITDA (1)	29	117	(193)	294
Unallocated legacy and corporate costs	(3)	(13)	(25)	(19)
Depreciation and amortization	(19)	(34)	(66)	(96)
Loss on sale of receivables	(1)	(6)	(7)	(15)
Interest expense, net	(22)	(19)	(65)	(65)
Benefit (provision) for income taxes	(12)	3	(665)	(20)
Income (loss) from continuing operations	$(28)	$48	$(1,021)	$79

	June 30,	September 30,
	2009	2008
Segment Assets:
Commercial Vehicle Systems	$1,906	$2,591
Light Vehicle Systems	517	1,072
Total segment assets(2)	2,423	3,663
Corporate	151	1,011
Assets of discontinued operations	53	—
Total assets	$2,627	$4,674

(1) Segment EBITDA results for the nine months ended June 30, 2009 reflect $217 million of non-cash impairment charges recognized in the first quarter of fiscal year 2009 (see Notes 5 and 6).

(2) At June 30, 2009 and September 30, 2008, segment assets include $152 million and $212 million, respectively, of receivables sold to ARC under the U.S. accounts receivable securitization agreement (see Note 10).

22. Subsequent Events

In accordance with SFAS No. 165, “Subsequent Events”, the company has evaluated subsequent events through August 7, 2009, the date that the consolidated financial statements were issued.

On August 4, 2009, affiliates of ArvinMeritor (Seller) entered into a definitive purchase and sale agreement to divest the entirety of its Wheels business –a component of the company’s LVS segment – to Iochpe-Maxion, S. A., a Brazilian producer of wheels and frames for commercial vehicles, railway freight cars and castings, and affiliates (Buyer). The purchase price is $180 million; actual proceeds may vary depending on taxes and the net cash or debt position of the business at closing. The Wheels business is included in continuing operations in the consolidated financial statements as it did not meet the criteria for classification as held for sale at June 30, 2009.

The closing and funding of the entire purchase price is expected to occur on or before September 23, 2009, prior to the end of ArvinMeritor’s fourth fiscal quarter. If the closing does not occur by November 16, 2009, the Agreement may be terminated in certain events. The agreement also requires certain true-up payments for working capital and other miscellaneous adjustments, on a post-closing basis.

The completion of the transaction is subject to several conditions (including the clearance or waiver of applicable competition law waiting periods in the United States and Mexico), and to the availability of Buyer’s financing. The Buyer will be pursuing corporate approvals, which are required under Brazilian law. The Buyer and the Seller have agreed to pay the other party $9 million in liquidated damages under certain condition relating to the closing (one such condition being the Buyer’s financing or other funds not being available).

The Agreement contains customary representations, warranties and covenants of the Seller and the Buyer as further set forth in the Agreement. The Agreement also includes provisions governing the retention by the Seller and assumption by the Buyer of responsibilities with regard to environmental, warranty and other liabilities; transition of employees and responsibility for employee compensation and benefits; tax matters and post-closing taxes; use of trademarks and logos; and post-closing indemnities between the Seller and the Buyer for losses arising from specified events.

23. Supplemental Guarantor Condensed Consolidating Financial Statements

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

Condensed Consolidating Statement of Operations
(In millions)

	Three Months Ended June 30, 2009
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$387	$606	$—	$993
Subsidiaries	—	23	47	(70)	—
Total sales	—	410	653	(70)	993
Cost of sales	(9)	(354)	(623)	70	(916)
GROSS MARGIN	(9)	56	30	—	77
Selling, general and administrative	(19)	(19)	(31)	—	(69)
Restructuring costs	—	(3)	(3)	—	(6)
Other income (expense)	(2)	2	—	—	—
OPERATING INCOME (LOSS)	(30)	36	(4)	—	2
Equity in earnings of affiliates	—	4	3	—	7
Other income (expense), net	21	(7)	(14)	—	—
Interest income (expense), net	(25)	10	(7)	—	(22)
INCOME (LOSS) BEFORE INCOME TAXES	(34)	43	(22)	—	(13)
Provision for income taxes	(1)	(3)	(8)	—	(12)
Minority interest	—	—	(3)	—	(3)
Equity income (loss) from continuing operations of subsidiaries	7	(37)	—	30	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(28)	3	(33)	30	(28)
LOSS FROM DISCONTINUED OPERATIONS	(134)	(103)	(178)	281	(134)
NET LOSS	$(162)	$(100)	$(211)	$311	$(162)

Condensed Consolidating Statement of Operations
(In millions)

	Three Months Ended June 30, 2008
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$613	$1,264	$—	$1,877
Subsidiaries	—	36	79	(115)	—
Total sales	—	649	1,343	(115)	1,877
Cost of sales	(10)	(574)	(1,228)	115	(1,697)
GROSS MARGIN	(10)	75	115	—	180
Selling, general and administrative	(60)	(28)	(35)	—	(123)
Restructuring costs	(1)	1	(2)	—	(2)
Other income (expense)	13	—	(13)	—	—
OPERATING INCOME (LOSS)	(58)	48	65	—	55
Equity in earnings of affiliates	—	5	7	—	12
Other income (expense), net	26	(8)	(18)	—	—
Interest income (expense), net	(20)	7	(6)	—	(19)
INCOME (LOSS) BEFORE INCOME TAXES	(52)	52	48	—	48
Benefit (provision) for income taxes	20	2	(19)		3
Minority interests	—	—	(3)		(3)
Equity income from continuing operations of subsidiaries	80	24	—	(104)	—
INCOME FROM CONTINUING OPERATIONS	48	78	26	(104)	48
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(4)	7	(11)	4	(4)
NET INCOME	$44	$85	$15	$(100)	$44

Condensed Consolidating Statement of Operations
(In millions)

	Nine Months Ended June 30, 2009
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,358	$1,922	$—	$3,280
Subsidiaries	—	72	161	(233)	—
Total sales	—	1,430	2,083	(233)	3,280
Cost of sales	(26)	(1,233)	(2,017)	233	(3,043)
GROSS MARGIN	(26)	197	66	—	237
Selling, general and administrative	(56)	(73)	(99)	—	(228)
Restructuring costs	(4)	(18)	(56)	—	(78)
Asset impairment charges	(7)	(110)	(106)	—	(223)
Other expense	(1)	—	—	—	(1)
OPERATING LOSS	(94)	(4)	(195)	—	(293)
Equity in earnings of affiliates	—	1	7	—	8
Other income (expense), net	43	26	(69)	—	—
Interest income (expense), net	(91)	36	(10)	—	(65)
INCOME (LOSS) BEFORE INCOME TAXES	(142)	59	(267)	—	(350)
Provision for income taxes	(472)	(132)	(61)	—	(665)
Minority interest	—	—	(6)	—	(6)
Equity loss from continuing operations of subsidiaries	(407)	(336)	—	743	—
LOSS FROM CONTINUING OPERATIONS	(1,021)	(409)	(334)	743	(1,021)
LOSS FROM DISCONTINUED OPERATIONS	(179)	(157)	(169)	326	(179)
NET LOSS	$(1,200)	$(566)	$(503)	$1,069	$(1,200)

Condensed Consolidating Statement of Operations
(In millions)

	Nine Months Ended June 30, 2008
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,653	$3,448	$—	$5,101
Subsidiaries	—	97	219	(316)	—
Total sales	—	1,750	3,667	(316)	5,101
Cost of sales	(31)	(1,573)	(3,349)	316	(4,637)
GROSS MARGIN	(31)	177	318	—	464
Selling, general and administrative	(111)	(86)	(112)	—	(309)
Restructuring costs	(1)	1	(9)	—	(9)
Other income (expense)	21	—	(22)	—	(1)
OPERATING INCOME (LOSS)	(122)	92	175	—	145
Equity in earnings of affiliates	—	13	16	—	29
Other income (expense), net	54	(25)	(29)	—	—
Interest income (expense), net	(63)	3	(5)	—	(65)
INCOME (LOSS) BEFORE INCOME TAXES	(131)	83	157	—	109
Benefit (provision) for income taxes	44	(15)	(49)	—	(20)
Minority interests	—	—	(10)	—	(10)
Equity income from continuing operations of subsidiaries	166	90	—	(256)	—
INCOME FROM CONTINUING OPERATIONS	79	158	98	(256)	79
LOSS FROM DISCONTINUED OPERATIONS	(27)	(1)	(40)	41	(27)
NET INCOME	$52	$157	$58	$(215)	$52

Condensed Consolidating Balance Sheet
(In millions)

	June 30, 2009
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$8	$3	$65	$—	$76
Receivables, net	7	23	649	—	679
Inventories	—	146	255	—	401
Other current assets	2	10	102	—	114
Assets of discontinued operations	—	—	53	—	53
TOTAL CURRENT ASSETS	17	182	1,124	—	1,323
NET PROPERTY	10	138	375	—	523
GOODWILL	—	275	163	—	438
OTHER ASSETS	76	150	117	—	343
INVESTMENTS IN SUBSIDIARIES	796	25	—	(821)	—
TOTAL ASSETS	$899	$770	$1,779	$(821)	$2,627

CURRENT LIABILITIES
Short-term debt	$2	$—	$107	$—	$109
Accounts payable	36	156	479	—	671
Other current liabilities	118	40	295	—	453
Liabilities of discontinued operations	—	—	87	—	87
TOTAL CURRENT LIABILITIES	156	196	968	—	1,320
LONG-TERM DEBT	1,234	—	1	—	1,235
RETIREMENT BENEFITS	482	—	135	—	617
INTERCOMPANY PAYABLE (RECEIVABLE)	(205)	(397)	602	—	—
OTHER LIABILITIES	104	175	22	—	301
MINORITY INTERESTS	—	—	26	—	26
SHAREOWNERS’ EQUITY (DEFICIT)	(872)	796	25	(821)	(872)
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY (DEFICIT)	$899	$770	$1,779	$(821)	$2,627

Condensed Consolidating Balance Sheet
(In millions)

	September 30, 2008
	Parent	Guarantors	Non- Guarantors	Elims		Consolidated
CURRENT ASSETS
Cash and cash equivalents	$174	$24	$299		$—	$497
Receivables, net	(1)	86	1,029		—	1,114
Inventories	—	207	416		—	623
Other current assets	37	68	113		—	218
TOTAL CURRENT ASSETS	210	385	1,857		—	2,452
NET PROPERTY	10	185	580		—	775
GOODWILL	—	345	177		—	522
OTHER ASSETS	484	149	292		—	925
INVESTMENTS IN SUBSIDIARIES	1,516	608	—		(2,124)	—
TOTAL ASSETS	$2,220	$1,672	$2,906		$(2,124)	$4,674

CURRENT LIABILITIES
Short-term debt	$85	$—	$155	$		$240
Accounts payable	57	275	955		—	1,287
Other current liabilities	99	95	416		—	610
TOTAL CURRENT LIABILITIES	241	370	1,526		—	2,137
LONG-TERM DEBT	1,060	—	3		—	1,063
RETIREMENT BENEFITS	504	—	186		—	690
INTERCOMPANY PAYABLE (RECEIVABLE)	(144)	(419)	563		—	—
OTHER LIABILITIES	97	130	20		—	247
MINORITY INTERESTS	—	—	75		—	75
SHAREOWNERS’ EQUITY	462	1,591	533		(2,124)	462
TOTAL LIABILITIES AND SHAREOWNERS’ EQUITY	$2,220	$1,672	$2,906		$(2,124)	$4,674

Condensed Consolidating Statement of Cash Flows
(In millions)

	Nine Months Ended June 30, 2009
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(57)	$11	$(295)	$—	$(341)

INVESTING ACTIVITIES
Capital expenditures	(1)	(32)	(70)	—	(103)
Proceeds from investments	6	—	—	—	6
Proceeds from dispositions of property and businesses	—	—	3	—	3
Net investing cash flows used for discontinued operations	—	—	(25)	—	(25)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	5	(32)	(92)	—	(119)

FINANCING ACTIVITIES
Net increase in revolving credit facility	181	—	—	—	181
Borrowings on accounts receivable securitization program	—	—	(33)	—	(33)
Repayment of notes	(83)	—	—	—	(83)
Net decrease in other debt	—	—	(4)	—	(4)
Net increase (decrease) in intercompany obligations	(204)	—	204	—	—
Cash dividends	(8)	—	—	—	(8)
Net financing cash flows provided by discontinued operations	—	—	4	—	4
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(114)	—	171	—	57

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(18)	—	(18)

CHANGE IN CASH AND CASH EQUIVALENTS	(166)	(21)	(234)	—	(421)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174	24	299	—	497
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8	$3	$65	$—	$76

Condensed Consolidating Statement of Cash Flows
(In millions)

	Nine Months Ended June 30, 2008
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$82	$21	$(97)	$—	$6

INVESTING ACTIVITIES
Capital expenditures	(3)	(20)	(76)	—	(99)
Acquisitions of businesses and investments	—	—	(43)	—	(43)
Proceeds from investments	5	—	—	—	5
Proceeds from dispositions of property and businesses	7	—	2	—	9
Net investing cash flows provided by discontinued operations	—	3	35	—	38
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	9	(17)	(82)	—	(90)

FINANCING ACTIVITIES
Borrowings on accounts receivable securitization program	—	—	118	—	118
Repayment of notes	(5)	—	—	—	(5)
Net increase in other debt	—	—	6	—	6
Debt issuance and extinguishment costs	(6)	—	—	—	(6)
Net increase (decrease) in intercompany obligations	(52)	—	52	—	—
Cash dividends	(23)	—	—	—	(23)
Net financing cash flows provided by discontinued operations	—	—	2	—	2
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(86)	—	178	—	92

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH	—	—	15	—	15

CHANGE IN CASH AND CASH EQUIVALENTS	5	4	14	—	23

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	182	5	222	—	409
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$187	$9	$236	$—	$432

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

ArvinMeritor, Inc. is a global supplier of a broad range of integrated systems, modules and components to the motor vehicle industry. The company serves commercial truck, trailer and specialty original equipment manufacturers, light vehicle markets and certain aftermarkets. ArvinMeritor common stock is traded on the New York Stock Exchange under the ticker symbol ARM.

Divestiture Activity

In 2008, we announced our intention to separate our Light Vehicle Systems (LVS) and Commercial Vehicle Systems (CVS) businesses. We subsequently attempted to complete the separation through a spin-off of the LVS business via a tax-free distribution to ArvinMeritor stockholders. The unprecedented challenges in the credit markets, deterioration in the automotive markets and other factors prompted us to investigate other alternatives for the separation, including a potential sale of all or portions of the LVS business. In the second quarter of fiscal year 2009, we announced our intention to reorganize the LVS business into separate product lines consisting of Body Systems, Chassis and Wheels, with the intention to pursue exit strategies as market and other conditions support such actions. In the third quarter of fiscal year 2009, we completed (or entered into agreements to complete) the sale of most of the Chassis businesses, as discussed below. In August 2009, we also announced a definitive agreement to sell the Wheels business, also discussed below. We intend to pursue a sale of the Body Systems business separately when market conditions support such actions. There are risks to the timing and certainty of completing any transaction, including the terms upon which any sale agreement with respect to any portion of the business may be entered into and the amount of any exit costs. During the first nine months of fiscal year 2009, we incurred approximately $9 million of costs associated with separation related activities, which are included in selling, general and administrative expenses in the consolidated statement of operations included in the Consolidated Financial Statements under Item 1. Financial Statements.

In the third quarter of fiscal year 2009, with respect to the Chassis businesses, we accomplished the following:

•	completed the sale of our 51 percent interest in Gabriel de Venezuela to the joint venture partner;
•	substantially completed the sale of our Gabriel Ride Control Products North America business;
•	entered into a binding letter of intent to sell our 57 percent interest in Meritor Suspension Systems Company (MSSC) to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD (MSM)

The results of operations and cash flows of these businesses are presented in discontinued operations in the consolidated statements of operations and cash flows and prior periods have been recasted to reflect this presentation. These transactions largely complete the divestiture of our Chassis product lines, representing 72 percent of total Chassis revenue based on 2008 sales, including $117 million of pass-through sales, and 87 percent of non-pass-through sales. The remaining Chassis businesses operate near breakeven and primarily support our suspension module assembly business which is expected to run-off over the next two years as various vehicle programs come to a conclusion.

On August 4, 2009, affiliates of ArvinMeritor (Seller) entered into a definitive purchase and sale agreement to divest the entirety of the Wheels business –a component of the company’s LVS segment – to Iochpe-Maxion, S. A., a Brazilian producer of wheels and frames for commercial vehicles, railway freight cars and castings, and affiliates (Buyer). The purchase price is $180 million; actual proceeds may vary depending on taxes and the net cash or debt position of the business at closing. The Wheels business is included in continuing operations in the consolidated financial statements as it did not meet the criteria for classification as held for sale at June 30, 2009. The closing and funding of the entire purchase price is expected to occur on or before September 23, 2009, prior to the end of ArvinMeritor’s fourth fiscal quarter. If the closing does not occur by November 16, 2009, the Agreement may be terminated in certain events. The agreement also requires certain true-up payments for working capital and other miscellaneous adjustments, on a post-closing basis. The completion of the transaction is subject to several conditions (including the clearance or waiver of applicable competition law waiting periods in the United States and Mexico), and to the availability of Buyer’s financing. The Buyer will be pursuing corporate approvals, which are required under Brazilian law. The Buyer and the Seller have agreed to pay the other party $9 million in liquidated damages under certain conditions relating to a closing not occurring (one such condition being the Buyer’s financing or other funds not being available).

Upon the completion of the Chassis and Wheels transactions (described above), our LVS segment will consist primarily of our Body Systems product line, whose fiscal year 2008 sales were approximately $1.4 billion.

OE Production

The following table reflects estimated automotive and commercial vehicle production volumes for selected original equipment (OE) markets for the third quarter ended June 30, 2009 and 2008 based on available sources and management’s estimates.

	Quarter ended June 30,		Unit	Percent
	2009	2008	Change	Change
Commercial Vehicles (in thousands)
North America, Heavy-Duty Trucks	21.9	55.1	(33.2)	(60)%
North America, Trailers	21.8	42.8	(21.0)	(49)%
Europe, Heavy and Medium Duty Trucks	38.3	149.0	(110.7)	(74)%
Europe, Trailers	24.8	45.3	(20.5)	(45)%
South America, Heavy and Medium Duty Trucks	25.6	39.9	(14.3)	(36)%

Light Vehicles (in millions)
North America	1.8	3.5	(1.7)	(49)%
Europe	4.3	5.9	(1.6)	(27)%
South America	0.9	1.0	(0.1)	(10)%

We believe that the substantial uncertainty and significant deterioration in the worldwide credit markets, the global economic downturn and the current climate in the U.S. and other economies have, as shown in the above table, impacted the demand for the products of our customers. Many of our customers have experienced sharp declines in production and sales volumes, which started in November 2008 and have continued through June 2009 and are expected to continue at reduced levels in the near term with recovery varying by region. These decreases in production and sales volumes had a significant impact on our revenues and profitability in the three and nine months ended June 30, 2009 and are expected to continue to have a significant impact for the remainder of the fiscal year and possibly longer. Our CVS and LVS businesses were adversely affected in the third quarter of fiscal year 2009 by decreased volumes in all of our major markets with most of the declines occurring in North America and Europe. While we have been unable to fully offset these market declines, we are focused on actions to improve our market share and diversification strategies to help offset the decline. These strategies will also position us well as markets recover.

ArvinMeritor’s Performance

Highlights of our consolidated results from continuing operations for the three months ended June 30, 2009, are as follows:

•	Cash flows provided by operating activities were $117 million, compared to $121 million in the third fiscal quarter of 2008.
•

Sales were $993 million, down 47 percent compared to the same period last year. Excluding the impact of foreign currency exchange rates, which decreased sales by $105 million, sales decreased by 42 percent year over year.

•	Operating margins were 0.2 percent, down from 2.9 percent a year ago.
•	Segment EBITDA margin for our reportable segments was 2.9 percent, down from 6.2 percent a year ago.
•	Diluted loss per share from continuing operations was $0.39, compared to earnings per share of $0.66 in the third fiscal quarter of 2008.

Operating cash flows used for continuing operations for the nine months ended June 30, 2009 was $269 million (of which $386 million was in the first six months of fiscal year 2009), compared to operating cash flows provided by continuing operations of $70 million for the nine months ended June 30, 2008. The deterioration in cash flow during the first nine months of fiscal year 2009 is primarily attributable to lower earnings and certain working capital usage, including the reduction in off-balance sheet accounts receivable factoring and securitization balances, during the period. Changes in working capital balances (accounts receivable, inventories, accounts payable, and other current assets and liabilities) were in line with the overall sales volume reductions compared to the prior year. However, cash flows generated by working capital during 2009 were more than offset by reductions in accounts receivable securitization and factoring programs. In addition, investments in inventory remain at higher levels relative to current sales volumes due to volatility in customer order and production schedules.

Cost Reduction Initiatives and Restructuring Actions

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

In fiscal year 2009, we expect to achieve an estimated $235 million in savings related to these significant actions of which $140 million is expected to be in our CVS business and $95 million is expected to be in our LVS business. The majority of these actions have already been completed; while the remainder are in process. We have recognized approximately $44 million of restructuring costs in connection with these actions for severance and related benefits, of which $33 million was paid in the first nine months of fiscal year 2009. We continue to implement and execute our profit improvement and cost reduction initiative called “Performance Plus”, which was launched in fiscal year 2007. In addition, we continue to focus on improving cash flow by maintaining tight controls on global inventory, pursuing working capital improvements, reducing capital spending and significantly reducing discretionary spending.

As part of Performance Plus, in the second quarter of fiscal year 2009, we announced the closure of our commercial vehicle manufacturing facility in Tilbury, Ontario, Canada (Tilbury). We recognized restructuring costs of approximately $30 million in the second quarter of fiscal year 2009 associated with the Tilbury closure for estimated employee severance benefits, including pension termination benefits under the terms of the Tilbury retirement plans and certain asset impairment charges. We expect a significant portion of the cash payments associated with this closure to be incurred in fiscal years 2010 and 2011. In the third fiscal quarter of 2009, the company announced the closure of its commercial vehicle facility in Carrollton, Kentucky and recognized approximately $2 of restructuring costs.

We also announced during the second quarter of fiscal year 2009 the closure of our coil spring operations in Milton, Ontario, Canada (Milton), which is part of MSSC. Costs associated with this closure were $8 million for employee severance benefits, and are included in loss from discontinued operations in the consolidated statement of operations. Liabilities associated with these charges are included in liabilities of discontinued operations and are approximately $8 million at June 30, 2009.

Liquidity

The substantial uncertainty and significant deterioration in the worldwide credit markets, the global economic downturn and the current climate in the U.S. and other economies have severely diminished demand for our customers’ products. As a result, commercial and light vehicle production and sales volumes have declined significantly in most markets. We believe volumes will continue to be at severely depressed levels and that the impact of these lower volumes will continue to impact our profitability and cash flow for the remainder of fiscal year 2009 and possibly longer. Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. In addition, although we are pursuing a long term strategy to become primarily a commercial vehicle systems business, the financial and economic environment has made this difficult to accomplish in the short term and has left us with servicing the cash outflows of certain of our light vehicle businesses, which have been substantial. The divestiture in the third quarter of several of our light vehicle chassis businesses, in addition to restructuring actions and other cost reductions taken during the fiscal year, are expected to limit the cash outflow of our LVS businesses going forward. However the cash needs of the remaining light vehicle systems business could be significant until those businesses are divested.

Cash flow in fiscal year 2009 for the first three quarters was negatively affected by decreased earnings due to lower sales and will continue to be negatively impacted during the fourth quarter due to continued lowered production and the current volatility in the financial markets, which could affect certain of our customers or vendors. We saw our usage of the revolving credit facility under our senior secured credit facility throughout the first nine months of the fiscal year increase significantly to meet working capital and other operational needs. However, stronger cash flow and improved regional cash efficiencies allowed us to reduce usage of the revolver by $145 million at third quarter end as compared to second quarter end. At June 28, 2009, we had $76 million in cash and cash equivalents and an undrawn amount of $456 million under the revolving credit facility. Our availability under the revolving credit facility is subject to a senior secured debt to EBITDA ratio covenant, as defined in the agreement, which may limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the revolving credit facility every other day during the quarter. We were in compliance with this covenant as of June 28, 2009.

Future Covenant Compliance

We have identified actions that, if completed, should allow us to meet the senior secured debt to EBITDA ratio covenant at the September measurement date and are working diligently to implement those actions. These include executing the sale of our Wheels business and replacing the U.S. accounts receivable securitization program, as well as continued improvements in working capital. We are currently in negotiations with potential lenders to replace our U.S. accounts receivable securitization program. If the company is unable to complete these actions by the September measurement date, it is likely that we will need to seek and obtain an amendment or waiver to our revolving credit line agreement.

If amendments or waivers are needed, we would negotiate with the lenders under these facilities and believe we will receive such an amendment or waiver if required. However, there can be no assurances as to whether any such amendment or waiver may be obtained or, if obtained, whether the terms and restrictions of such amendment or waiver will be as favorable as current arrangements. Any amendment or waiver will contain commercial terms consistent with the current market which would likely include higher interest rates and an upfront amendment fee. If such amendments or waivers are needed and are not obtained, the lenders under these facilities could accelerate our obligations, which, through cross defaults, could allow acceleration of obligations under certain of our other debt arrangements, including our outstanding convertible notes.

Our future liquidity is subject to a number of factors, including access to adequate funding under our senior secured credit facility, vehicle production schedules and customer demand and access to other borrowing arrangements such as factoring or securitization facilities. Even taking into account these and other factors, and with the assumption that the current trends in the automotive and commercial vehicle industries continue, management expects to have sufficient liquidity for the next twelve months if the sale of the Wheels business is completed as contemplated and the U.S. accounts receivable securitization facility is replaced. The completion of even one of these actions, combined with additional working capital reductions, may allow us to meet the senior secured debt to EBITDA covenant and to have sufficient liquidity for the next twelve months. However, if we are not successful and neither of these actions are completed, we expect that our future levels of liquidity may not be sufficient to offset unforeseen negative trends or developments even if we see improvement in the current industry and financial environment. We may be required to take additional liquidity enhancing actions, including, without limitation, exploring further asset sales or obtaining additional external sources of liquidity. There can be no assurances that we will be able to execute these actions or that these actions will be sufficient if our end markets do not recover. See “Part II. Item 1A. Risk Factors.” The accompanying financial statements have been prepared on a going concern basis which assumes that the company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. These financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Other significant factors that could affect our results and liquidity in fiscal year 2009 include:

•	Volatility in financial markets around the world;
•	Timing and extent of recovery of the production and sales volumes in commercial and light vehicle markets around the world;
•	Our ability to successfully separate our light vehicle businesses from our commercial vehicle business, in particular the closing of sale transactions for MSSC and the Wheels businesses;
•	Higher than planned price reductions to our customers;
•	Additional restructuring actions and the timing and recognition of restructuring charges;
•	The financial strength of our suppliers and customers, including potential bankruptcies;
•	Any unplanned extended shutdowns or production interruptions;
•	Our ability to implement planned productivity and cost reduction initiatives;
•	The impact of our recent divestitures;
•	Significant awards or losses of existing contracts;
•	The impact of currency fluctuations on sales and operating income;
•	Higher than planned warranty expenses, including the outcome of known or potential recall campaigns;
•	A significant further deterioration or slow down in economic activity in the key markets we operate;
•	Further lower volume of orders from key customers;
•	Ability to implement enterprise resource planning systems at our locations successfully;
•	Our continued ability to recover steel price increases from our customers;
•	The impact of any new accounting rules; and.
•	Replacement of the U.S. accounts receivable securitization facility.

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

Results of Operations

The following is a summary of our financial results (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
SALES:
Commercial Vehicle Systems	$683	$1,356	$2,378	$3,628
Light Vehicle Systems	310	521	902	1,473
TOTAL SALES	$993	$1,877	$3,280	$5,101
SEGMENT EBITDA:
Commercial Vehicle Systems	$30	$101	$75	$256
Light Vehicle Systems	(1)	16	(268)	38
SEGMENT EBITDA (1)	29	117	(193)	294
Unallocated legacy and corporate costs (2)	(3)	(13)	(25)	(19)
Depreciation and amortization	(19)	(34)	(66)	(96)
Loss on sale of receivables	(1)	(6)	(7)	(15)
Interest expense, net	(22)	(19)	(65)	(65)
Benefit (provision) for income taxes	(12)	3	(665)	(20)
Income (loss) from continuing operations	$(28)	$48	$(1,021)	$79
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(134)	(4)	(179)	(27)
NET INCOME (LOSS)	$(162)	$44	$(1,200)	$52

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.39)	$0.66	$(14.08)	$1.09
Discontinued operations	(1.84)	(0.06)	(2.47)	(0.37)
Diluted earnings (loss) per share	$(2.23)	$0.60	$(16.55)	$0.72

DILUTED AVERAGE COMMON SHARES OUTSTANDING	72.7	72.9	72.5	72.6

(1) Segment EBITDA results reflect $217 million ($209 million and $8 million in LVS and CVS, respectively) of non-cash impairment charges recognized in the first quarter of fiscal year 2009.
(2) Unallocated legacy and corporate costs represent items that are not directly related to our business segments. These costs include pension and retiree medical costs associated with sold businesses, legacy costs for environmental and product liability and certain corporate costs not specifically allocable to any of our segments. Unallocated legacy and corporate costs for the third quarter of fiscal year 2009 include $1 million of costs associated with the separation of the LVS business and $2 million of costs associated with legacy pension and retiree medical benefits. Unallocated legacy and corporate costs for the first nine months of fiscal year 2009 include $9 million of costs associated with the separation of the LVS business, $4 million of restructuring costs at certain corporate locations, $2 million of costs related to asbestos liabilities, $6 million of impairment charges related to certain tax credits and $4 million of costs associated with legacy pension and retiree medical benefits.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Sales

The following table reflects total company and geographic business segment sales for the three months ended June 30, 2009 and 2008. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	June 30,		Dollar	%		Volume
	2009	2008	Change	Change	Currency	/ Other
CVS:
North America	$409	$603	$(194)	(32)%	$(4)	$(190)
Europe	127	483	(356)	(74)%	(27)	(329)
South America	70	120	(50)	(42)%	(15)	(35)
Asia-Pacific	77	150	(73)	(49)%	(5)	(68)
	683	1,356	(673)	(50)%	(51)	(622)
LVS:
North America	$46	$113	$(67)	(59)%	$(7)	$(60)
Europe	184	293	(109)	(37)%	(39)	(70)
South America	43	70	(27)	(39)%	(9)	(18)
Asia-Pacific	37	45	(8)	(18)%	1	(9)
	310	521	(211)	(40)%	(54)	(157)
TOTAL SALES	$993	$1,877	$(884)	(47)%	$(105)	$(779)

The following table reflects estimated automotive and commercial vehicle production volumes for selected OE markets for the third quarter ended June 30, 2009 and 2008 based on available sources and management’s estimates.

	Quarter ended June 30,		Unit	Percent
	2009	2008	Change	Change
Commercial Vehicles (in thousands)
North America, Heavy-Duty Trucks	21.9	55.1	(33.2)	(60)%
North America, Trailers	21.8	42.8	(21.0)	(49)%
Europe, Heavy and Medium Duty Trucks	38.3	149.0	(110.7)	(74)%
Europe, Trailers	24.8	45.3	(20.5)	(45)%
South America, Heavy and Medium Duty Trucks	25.6	39.9	(14.3)	(36)%

Light Vehicles (in millions)
North America	1.8	3.5	(1.7)	(49)%
Europe	4.3	5.9	(1.6)	(27)%
South America	0.9	1.0	(0.1)	(10)%

Commercial Vehicle Systems (CVS) sales were $683 million in the third quarter of fiscal year 2009, down 50 percent from the same period in fiscal year 2008. The effect of foreign currency translation decreased sales by $51 million. Excluding the effects of foreign currency, sales decreased by $622 million or 46 percent, primarily due to significantly lower OE production volumes in substantially all of the markets in which we participate. European heavy- and medium-duty truck production volumes decreased 74 percent compared to the prior year. Production volumes in the North American Class 8 commercial vehicle truck markets were lower by 60 percent compared to the prior year. Sales in our aftermarket and specialty product lines only declined slightly compared to the prior year due to our military programs and demand for replacement and remanufactured products, which has held up better than OE demand. As a result, overall North American sales volumes were down 32 percent versus overall industry-wide reductions in truck and trailer volumes of approximately 50 to 60 percent. Continuing weakness in the global economy has also impacted our sales volumes adversely in other regions of the world.

Light Vehicle Systems (LVS) sales were $310 million in the third quarter of fiscal year 2009, compared to $521 million in the same period last year. The effect of foreign currency translation decreased sales by $54 million. Excluding the impact of foreign currency translation, sales decreased by $157 million or 30 percent compared to the prior year. We believe that the substantial uncertainty and significant deterioration in the worldwide credit markets, the global economic downturn and the current climate in the U.S. and other economies has impacted the demand for light vehicles. As a result, light vehicle production in most regions has declined significantly compared to the prior year. We expect production volumes in all regions of the world to be significantly lower during the remainder of fiscal year 2009 compared to fiscal year 2008.

Pass-through sales, primarily in North America, decreased by $27 million in the third quarter of fiscal year 2009 compared to the same period in the prior year. Pass-through sales are products sold to our customers where we acquire certain components and assemble them into the final product. These pass-through sales carry minimal margins, as we have little engineering or manufacturing responsibility.

Gross Profit

            Gross profit for the three months ended June 30, 2009 was $77 million compared to $180 million in the same period last year. The decrease in gross profit is primarily due to the significantly reduced sales volumes discussed above. In addition, cost of sales for the three months ended June 30, 2009 was $916 million, down 46 percent from the same period last year.

Significant items impacting year over year cost of sales include the following (in millions):

TOTAL
Cost of Sales – Three months ended June 30, 2008	$1,697
Volume, mix and other cost reductions	(672)
Impact of foreign currency exchange rates	(94)
Lower depreciation expense	(15)
Cost of Sales – Three months ended June 30, 2009	$916

Cost of sales were approximately 92 percent of sales for the three months ended June 30, 2009 compared to approximately 90 percent a year ago. The increase is primarily due to non-variable costs which do not decrease at the same rate as sales. This negatively impacted gross margins in the third quarter of fiscal year 2009, which were approximately 8 percent compared to approximately 10 percent a year ago. Depreciation expense was $19 million in the third quarter of fiscal year 2009 compared to $34 million in the prior year. The reduction in depreciation expense is primarily due to the asset impairment charges recorded in our LVS segment in the first quarter of fiscal year 2009.

Other Income Statement Items

Selling, general and administrative expenses for the three months ended June 30, 2009 and 2008 are summarized as follows (in millions):

	2009		2008		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
LVS separation costs	$(1)	(0.1)%	$(6)	(0.3)%	$(5)	(0.2)	pts
Loss on sale of receivables	(1)	(0.1)%	(6)	(0.3)%	(5)	(0.2)	pts
Short and long-term variable compensation	—	—%	(18)	(1.0)%	(18)	(1.0)	pts
All other SG&A	(67)	(6.7)%	(93)	(5.0)%	(26)	1.7	pts
Total SG&A	$(69)	(6.9)%	$(123)	(6.6)%	$(54)	0.3	pts

LVS separation costs are third-party transaction related costs incurred in connection with the separation of the LVS business. Loss on sale of receivables decreased as the amount of receivables we sold during the third quarter of fiscal year 2009 was significantly lower than the prior year due to a decrease in sales. We have eliminated all variable incentive compensation accruals during fiscal year 2009 based on the current year financial results. All other SG&A represents normal selling, general and administrative expenses. The decrease in all other SG&A compared to the prior year is a result of savings associated with various restructuring and other cost reduction initiatives, including salaried payroll reductions, elimination of matching contribution to the 401(k) plan and significant headcount reductions.

Operating income for the third quarter of fiscal year 2009 was $2 million, compared to $55 million in the third quarter of fiscal year 2008. The lower operating income in the third quarter of fiscal year 2009 was a result of the significant decrease in sales and other items discussed above.

Equity in earnings of affiliates was $7 million in the third quarter of fiscal year 2009 compared to $12 million in the prior year. The decrease is primarily due to lower earnings from our CVS affiliates, primarily in Brazil, India and the United States. Profitability of these joint ventures was impacted by lower truck and trailer production volumes in each of these regions.

Interest expense, net was $22 million in the third quarter of fiscal year 2009, compared to $19 million in the prior year. The increase in interest expense is primarily due to higher borrowings on our revolving credit facility. During the third quarter of fiscal year 2009, we borrowed significantly higher amounts from our revolving credit facility to fund our operations compared to the prior year. We had $181 million outstanding on our revolving credit facility at June 30, 2009. There was no balance outstanding at June 30, 2008.

Provision for income taxes in the third quarter of fiscal year 2009 was $12 million compared to a benefit of $4 million in the prior year. In the third quarter of fiscal year 2009, the company recorded approximately $3 million of unfavorable tax items discrete to the quarter, primarily related to recording valuation allowances against certain net deferred tax assets. The income tax expense for the quarter was favorably impacted by higher tax benefits in certain jurisdictions where the company is able to recognize such tax benefits. In the third quarter of fiscal year 2008, the company recorded approximately $18 million of net favorable tax items discrete to the quarter. These discrete items primarily related to the settlement of tax audits and expiration of the statute of limitations in certain jurisdictions.

Minority interest expense in the third quarter of each of the fiscal years 2009 and 2008 was $3 million. Minority interests represent our minority partners’ share of income or loss associated with our less than 100-percent owned consolidated joint ventures.

Loss from continuing operations for the third quarter of fiscal year 2009 was $28 million, or $0.39 per diluted share, compared to income of $48 million, or $0.66 per diluted share in fiscal year 2008. The reasons for the loss are discussed above.

Loss from discontinued operations for the third quarter of fiscal year 2009 was $134 million, compared to $4 million in the prior year. In the third quarter of fiscal year 2009, we sold our 51 percent interest in Gabriel de Venezuela to the joint venture partner and recognized an after-tax loss on sale of approximately $23 million. In addition, we substantially completed the sale of our Gabriel Ride Control business to Ride Control, LLC, a wholly owned subsidiary of OpenGate Capital, a private equity firm Effective as of June 28, 2009. We recognized an after-tax loss on sale of approximately $41 million in the third quarter of fiscal year 2009 in connection with this sale.

On June 24, 2009, we entered into a binding letter of intent to sell our 57 percent interest in MSSC, to the joint venture partner. The transaction is expected to close in the fourth quarter of fiscal year 2009. In conjunction with the signing of the binding letter of intent, MSSC paid a cash dividend of $12 million to the company and recorded a dividend payable of $9 million to the joint venture’s minority partner. The dividend payable was recognized by ArvinMeritor as a charge to earnings and is included in loss from discontinued operations in the consolidated statement of operations. We also recognized in loss from discontinued operations in the third quarter of fiscal year 2009, approximately $9 million of non-cash charges associated with the minority partner’s share of operating losses and an approximately $4 million non-cash income tax charge related to a valuation allowance recorded against deferred tax assets of MSSC that are no longer expected to be realized. Upon completion of the sale transaction the company expects to recognize a gain on sale, net of its obligation under certain indemnities expected to be provided upon sale .

In December 2005, ArvinMeritor guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary was sold by us in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring us to recognize its obligations under the guarantee. Accordingly, we have recorded a $28 million liability in the third quarter of fiscal year 2009, of which approximately $6 million relates to claims not reimbursed by the third party prior to its filing for bankruptcy protection, and $22 million relates to our best estimate of its future obligation under the guarantee. This charge is included in loss from discontinued operations in the consolidated statement of operations.

Loss from discontinued operations in the third quarter of the prior year consisted of miscellaneous net adjustments resulting from activities related to our sold Emissions Technology (ET) and light vehicle aftermarket (LVA) businesses in the amount of $7 million, which was partially offset by net operating income of the businesses included in discontinued operations.

Segment EBITDA and EBITDA Margins

The following table reflects segment EBITDA and margins for the three months ended June 30, 2009 and 2008 (in millions).

	Segment EBITDA			Segment EBITDA Margins
	June 30,			June 30,
	2009	2008	$ Change	2009	2008	Change
CVS	$30	$101	$(71)	4.4%	7.4%	(3.0)	pts
LVS	(1)	16	(17)	(0.3)%	3.1%	(3.4)	pts
Segment EBITDA	$(29)	$117	$(88)	2.9%	6.2%	(3.3)	pts

Restructuring costs included in our business segment results during the three months ended June 30, 2009 and 2008 are as follows (in millions):

	CVS		LVS		Total
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
Performance Plus actions	$2	$—	$—	$2	$2	$2
Fiscal 2009 actions (primarily reduction in workforce)	3	—	1	—	4	—
Total restructuring costs	$5	$—	$1	$2	$6	$2

Significant items impacting year over year segment EBITDA include the following (in millions):

	CVS	LVS	TOTAL
Segment EBITDA–Three months ended June 30, 2008	$101	$16	$117
Decreased (increased) restructuring costs	(5)	1	(4)
Lower earnings from unconsolidated affiliates	(5)	—	(5)
Lower warranty costs	4	—	4
Lower pension and retiree medical costs	6	1	7
Engineering and capital cost recovery	—	5	5
Prior year charge for contingency reserve	—	5	5
Volumes, pricing, performance and other, net of cost reductions	(71)	(29)	(100)
Segment EBITDA – Three months ended June 30, 2009	$30	$(1)	$29

CVS EBITDA was $30 million in the third quarter of fiscal year 2009, down from $101 million compared to the prior year. EBITDA margin decreased to 4.4 percent from 7.4 percent a year ago. A significant decrease in OE truck and trailer volumes in all regions adversely impacted EBITDA for the third quarter of fiscal year 2009. This decrease was partially offset by improvements in pricing, material and manufacturing performance during the quarter. Also impacting EBITDA in the third fiscal quarter of 2009, were lower service orders on recent military programs (when compared to our second fiscal quarter of 2009). Included in EBITDA for the third quarter of fiscal year 2009 are restructuring costs of $5 million, including $2 million associated with the announced closure of our Carrollton, Kentucky facility. The remaining restructuring costs are for accruals recorded for other reductions in force in the third fiscal quarter of 2009.

LVS EBITDA was negative $1 million in the third quarter of fiscal year 2009, compared to positive EBITDA of $16 million in the same period last year. The decrease in EBITDA is primarily due to the impact of lower sales in all regions of the world. The continuing downturn in the global economy has significantly affected the light vehicle production volumes resulting in lower sales to our customers. Included in EBITDA for the third quarter of fiscal year 2009 are $5 million of engineering and capital costs recoveries from various customer programs.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

Sales

The following table reflects total company and geographic business segment sales for the nine months ended June 30, 2009 and 2008. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	June 30,		Dollar	%		Volume
	2009	2008	Change	Change	Currency	/ Other
CVS:
North America	$1,403	$1,589	$(186)	(12)%	$(16)	$(170)
Europe	558	1,324	(766)	(58)%	(82)	(684)
South America	222	317	(95)	(30)%	(59)	(36)
Asia-Pacific	195	398	(203)	(51)%	(17)	(186)
	2,378	3,628	(1,250)	(34)%	(174)	(1,076)
LVS:
North America	$191	$340	$(149)	(44)%	$(19)	$(130)
Europe	505	820	(315)	(38)%	(81)	(234)
South America	120	192	(72)	(38)%	(22)	(50)
Asia-Pacific	86	121	(35)	(29)%	4	(39)
	902	1,473	(571)	(39)%	(118)	(453)
TOTAL SALES	$3,280	$5,101	$(1,821)	(36)%	$(292)	$(1,529)

The following table reflects estimated automotive and commercial vehicle production volumes for selected OE markets for the nine months ended June 30, 2009 and 2008 based on available sources and management’s estimates.

	Nine Months Ended June 30,		Unit	Percent
	2009	2008	Change	Change
Commercial Vehicles (in thousands)
North America, Heavy-Duty Trucks	95.6	144.1	(48.5)	(34)%
North America, Trailers	74.9	137.0	(62.1)	(45)%
Europe, Heavy and Medium Duty Trucks	221.9	443.3	(221.4)	(50)%
Europe, Trailers	69.5	142.8	(73.3)	(51)%
South America, Heavy and Medium Duty Trucks	84.9	112.8	(27.9)	(25)%

Light Vehicles (in millions)
North America	6.2	10.6	(4.4)	(42)%
Europe	11.8	16.3	(4.5)	(28)%
South America	2.4	2.9	(0.5)	(17)%

CVS sales were $2,378 million in the first nine months of fiscal year 2009, down 34 percent from the same period in fiscal year 2008. The effect of foreign currency translation decreased sales by $174 million. Excluding the effects of foreign currency, sales decreased by $1,076 million or 30 percent, primarily due to significantly lower OE production volumes in substantially all of the markets in which we participate. European heavy- and medium-duty truck production volumes decreased 50 percent compared to the same period in the prior year. Production volumes in the North American Class 8 commercial vehicle truck markets were lower by 34 percent compared to the prior year. Continuing weakness in the global economy has also impacted our sales volumes adversely in other regions of the world. Higher sales in our aftermarket and specialty product lines, primarily related to our military and remanufactured products, partially offset the sales declines in our OE truck and trailers businesses. As a result, our overall North American sales volumes decreased approximately 11 percent versus overall industry-wide reductions in truck and trailer volumes of

34 percent and 45 percent, respectively. In addition, the acquisitions of our Mascot and Trucktechnic remanufacturing businesses during fiscal year 2008 increased sales by $11 million in the nine months ended June 30, 2009.

LVS sales were $902 million in the first nine months of fiscal year 2009, compared to $1,473 million in the same period last year. The effect of foreign currency translation decreased sales by $118 million. Excluding the impact of foreign currency translation, sales decreased by $453 million or 31 percent compared to the prior year. The prevailing uncertainty and significant deterioration in the worldwide credit markets, the global economic downturn and the current climate in the U.S. and other economies have impacted the demand for light vehicles. As a result, light vehicle production in most regions has continued to decline significantly compared to the prior year. We expect production volumes in all regions of the world to continue to be at lower levels during the remainder of fiscal year 2009 compared to fiscal year 2008.

Also contributing to the decrease in sales are lower pass-through sales, primarily in North America, which decreased $63 million in the first nine months of fiscal year 2009, compared to the same period in the prior year. Pass-through sales are products sold to our customers where we acquire certain components and assemble them into the final product. These pass-through sales carry minimal margins, as we have little engineering or manufacturing responsibility.

Gross Profit

            Gross profit for the nine months ended June 30, 2009 was $237 million compared to $464 million in the same period last year. The decrease in gross profit is primarily due to the significantly reduced sales volumes discussed above. In addition, cost of sales for the nine months ended June 30, 2009 was $3,043 million, down 34 percent from the same period last year.

Significant items impacting year over year cost of sales include the following (in millions):

TOTAL
Cost of Sales – Nine months ended June 30, 2008	$4,637
Volume, mix and other cost reductions	(1,278)
Impact of foreign currency exchange rates	(286)
Lower depreciation expense	(30)
Cost of Sales – Nine months ended June 30, 2009	$3,043

Cost of sales were approximately 93 percent of sales for the nine months ended June 30, 2009 compared to approximately 91 percent a year ago. The increase is primarily due to non-variable costs which do not decrease at the same rate as sales. This negatively impacted gross margins in the first nine months of fiscal year 2009, which were approximately 7 percent compared to approximately 9 percent a year ago. Depreciation expense was $66 million in the first nine months of fiscal year 2009 compared to $96 million in the prior year. The reduction in depreciation expense is primarily due to the asset impairment charges recorded in our LVS segment in the first quarter of fiscal year 2009.

Other Income Statement Items

Selling, general and administrative expenses for the nine months ended June 30, 2009 and 2008 are summarized as follows (in millions):

	2009		2008		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
LVS separation costs	$(9)	(0.3)%	$(9)	(0.2)%	$—	0.1	pts
Loss on sale of receivables	(7)	(0.2)%	(15)	(0.3)%	(8)	(0.1)	pts
Variable incentive compensation	10	0.3%	(29)	(0.6)%	(39)	(0.9)	pts
All other SG&A	(222)	(6.8)%	(256)	(5.0)%	(34)	1.8	pts
Total SG&A	$(228)	(7.0)%	$(309)	(6.1)%	$(81)	0.9	pts

LVS separation costs are third-party transaction related costs incurred in connection with the planned separation of the LVS business. Loss on sale of receivables decreased as the amount of receivables we sold during the current fiscal year were significantly lower than the prior year due to a decrease in our sales. All other SG&A represents normal selling, general and administrative expenses. The decrease in all other SG&A compared to the prior year is a result of lower incentive compensation expenses and savings associated with various restructuring and other cost reduction initiatives, including salaried payroll reductions, elimination of matching contribution to the 401(k) plan and significant headcount reductions. Based on the current year financial results, we have eliminated substantially all variable incentive compensation pay for the current fiscal year. In addition, our restructuring actions started in the first quarter of fiscal year 2009 have resulted in the reduction of approximately 325 salaried positions in the first nine months of fiscal year 2009.

Operating loss for the nine months ended June 30, 2009 was $293 million, compared to operating income of $145 million in the nine months ended June 30, 2008. The decrease in operating income in the first nine months of fiscal year 2009 is due to $223 million of asset impairment charges and $78 million of restructuring costs ($9 million in the prior year) recognized during the first nine months of fiscal year 2009 as well as the significant decrease in sales volumes during the current year compared to prior year.

Equity in earnings of affiliates was $8 million in the first nine months of fiscal year 2009, compared to $29 million in the prior year. The decrease is due to lower earnings primarily from our CVS affiliates in Brazil, the United States and India. Profitability of these joint ventures was impacted by lower commercial vehicle production volumes in each of the affiliate’s respective regions.

Interest expense, net was $65 million in each of the nine month periods ended June 30, 2009 and 2008. Included in interest expense, net for the prior year were charges of $3 million related to a debt extinguishment in the first quarter of fiscal year 2008. These charges included legal and other professional fees, unamortized debt issuance costs and premiums paid to repurchase and pay down debt. Unfavorably impacting interest expense in the first nine months of fiscal year 2009 were higher borrowings under our revolving credit facility. During the current fiscal year, we borrowed significantly higher amounts from our revolving credit facility to fund our operations compared to the prior year. We had $181 million outstanding on our revolving credit facility at June 30, 2009. There was no balance outstanding at June 30, 2008.

The provision for income taxes was $665 million for the nine months ended June 30, 2009, compared to $20 million in the same period last year. Included in the current year tax provision are discrete tax items of $647 million primarily related to $666 million of charges for recording valuation allowances against net deferred tax assets in certain jurisdictions, primarily the United States and France, and a benefit of $23 million for the effect of fixed asset impairments and restructuring charges recorded during the period. Based on our assessment of historical tax losses, combined with significant uncertainty as to the timing of recovery in the global markets, we concluded that valuation allowances were required against the deferred tax assets in certain jurisdictions. Income tax expense in the first nine months of fiscal year 2009 was also unfavorably impacted by higher losses in certain tax jurisdictions where tax benefits are no longer being recognized. During the first nine months of fiscal year 2008, the company recorded $12 million of net favorable tax items discrete to the period that primarily related to the conclusion and settlement of certain tax audits, expiration of the statute of limitations and resolution of a tax matter that arose just prior to the ArvinMeritor merger in fiscal year 2000.

Loss from continuing operations for the first nine months of fiscal year 2009 was $1,021 million, or $14.08 per diluted share, compared to income of $79 million, or $1.09 per diluted share, in the prior year. The reasons for the significant loss in the current year are discussed above.

Loss from discontinued operations for the first nine months of fiscal year 2009 was $179 million, compared to $27 million in the prior year. As previously mentioned, we recognized in the third quarter of fiscal year 2009, after-tax losses of approximately $64 million on the sale of our 51 percent interest in Gabriel de Venezuela and the sale of our Gabriel Ride Control business.

Also, as previously mentioned, we recognized in the third quarter of fiscal year 2009, after-tax charges of approximately $22 million related to MSSC.

As previously discussed, the loss from discontinued operations in the third quarter of fiscal year 2009 includes a charge of $28 million associated with a guarantee provided by us in December 2005 for a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees.

In the first quarter of fiscal year 2009, we recognized pre-tax non-cash impairment charges of $56 million associated with certain long-lived assets of the light vehicle chassis businesses included in discontinued operations.

In the second quarter of fiscal year 2009, we announced the closure of the coil spring operations in Milton, Ontario, Canada (Milton), which is part of MSSC. Costs associated with this closure were $8 million for employee severance benefits, and are included in loss from discontinued operations in the consolidated statement of operations.

The remaining amount of loss from discontinued operations is related to net operating losses of the light vehicle chassis businesses included in discontinued operations, partially offset by certain changes in estimates and other adjustments related to accruals recorded at the time of sale of our ET business in fiscal year 2007.

Loss from discontinued operations in the first nine months of the prior year included $22 million of additional expenses primarily associated with the sale of our ET and LVA businesses, including final adjustments related to changes in estimates for certain assets and liabilities, and net operating losses of the light vehicle chassis businesses included in discontinued operations.

Segment EBITDA and EBITDA Margins

The following table reflects segment EBITDA and margins for the nine months ended June 30, 2009 and 2008 (in millions).

	Segment EBITDA			Segment EBITDA Margins
	June 30,			June 30,
	2009	2008	$ Change	2009	2008	Change
CVS	$75	$256	$(181)	3.2%	7.1%	(3.9)	pts
LVS	(268)	38	(306)	(29.7)%	2.6%	(32.3)	pts
Segment EBITDA	$(193)	$294	$(487)	(5.9)%	5.8%	(11.7)	pts

Restructuring costs included in our business segment results during the nine months ended June 30, 2009 and 2008 are as follows (in millions):

	CVS		LVS		Total
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
Performance Plus actions	$32	$—	$4	$9	$36	$9
Fiscal Year 2009 actions (reduction in workforce)	19	—	19	—	38	—
Total	51	—	23	9	74	9
Adjustments and reversals	—	(1)	—	—	—	(1)
Total restructuring costs (1)	$51	$(1)	$23	$9	$74	$8

(1) Total segment restructuring costs do not include those recorded in unallocated corporate costs. These costs were $4 million in the first nine months of fiscal year 2009, primarily related to employee termination benefits. There were $1 million of corporate restructuring costs during the first nine months of fiscal year 2008.

Significant items impacting year over year segment EBITDA include the following (in millions):

	CVS	LVS	TOTAL
Segment EBITDA– Nine months ended June 30, 2008	$256	$38	$294
Asset impairment charges	(8)	(209)	(217)
Increased restructuring costs	(52)	(14)	(66)
Lower earnings from unconsolidated affiliates	(20)	(1)	(21)
Lower pension and retiree medical costs	13	3	16
Minority interest	4	—	4
LVS stand-alone costs	—	(9)	(9)
Prior year charge for contingency reserve	—	14	14
Prior year benefit for change in employee vacation policy	(10)	(3)	(13)
Volumes, pricing, performance and other, net of cost reductions	(108)	(87)	(195)
Segment EBITDA – Nine months ended June 30, 2009	$75	$(268)	$(193)

CVS EBITDA was $75 million, down from $256 million compared to the prior year. EBITDA margin decreased to 3.2 percent from 7.1 percent a year ago. The impact of lower truck volumes in all regions adversely impacted EBITDA for the first nine months of fiscal year 2009. Higher sales in our aftermarket and specialty product lines, primarily related to our military and remanufactured products and improvements in pricing, material and manufacturing performance partially offset the decrease in EBITDA resulting from lower truck and trailer volumes. Included in EBITDA for the first nine months of fiscal year 2009 are restructuring costs of $51 million, including $30 million associated with the announced closure of our Tilbury, Ontario, Canada brakes facility and other reductions in force implemented globally in the first nine months of fiscal year 2009. Total restructuring costs include $31 million for estimated employee severance benefits, $16 million primarily related to pension termination benefits and $4 million for asset impairment charges. Also impacting EBITDA for the current year are $8 million of asset impairment charges associated with specific production equipment. EBITDA in the first nine months of fiscal year 2008 was favorably impacted by $10 million due to a change in our employee vacation policy.

LVS EBITDA was negative $268 million in the first nine months of fiscal year 2009, compared to positive $38 million in the prior year. Included in EBITDA in the current fiscal year are non-cash impairment charges of $209 million, of which $139 million relates to certain fixed assets and $70 million relates to goodwill. In the first quarter of fiscal year 2009, management determined an impairment review of goodwill and certain long-lived assets was required due to recent declines in overall economic conditions including tightening credit markets and significant reductions in current and forecasted production volumes for light vehicles. These events contributed to a significant decline in the fair value of our LVS business.

The impact of lower light vehicle volumes in all regions along with higher material costs, primarily steel, also significantly impacted LVS EBITDA. Included in EBITDA for the first nine months of fiscal year 2009 are restructuring costs of $23 million, compared to $9 million in the prior year. Restructuring costs for the nine months ended June 30, 2009 primarily relate to reductions in force actions implemented globally. The reductions in force primarily related to the elimination of the LVS divisional structure. LVS’s segment EBITDA was also unfavorably impacted in the first nine months of fiscal year 2009 by $9 million of costs incurred to prepare LVS to be a stand alone business. These costs were related to certain information technology investments and headcount and were incurred in the first six months of the fiscal year 2009. The prior year segment EBITDA included a $14 million charge related to recording an additional contingency reserve for a legal and commercial dispute with a customer and a favorable impact of $3 million related to a change in our employee vacation policy.

Financial Condition

Cash Flows (in millions)

	Nine Months Ended June 30,
	2009	2008
OPERATING CASH FLOWS
Income (loss) from continuing operations	$(1,021)	$79
Depreciation and amortization	66	96
Asset impairment charges	223	—
Deferred income tax expense (benefit)	642	(18)
Restructuring costs, net of payments	34	(10)
Loss on debt extinguishment	—	3
Pension and retiree medical expense	57	73
Pension and retiree medical contributions	(78)	(57)
Proceeds from termination of interest rate swaps	—	28
Changes in sale of receivables	(260)	203
Decrease (increase) in working capital	51	(324)
Other	17	(3)
Cash flows provided by (used for) continuing operations	(269)	70
Cash flows used for discontinued operations	(72)	(64)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(341)	$6

Cash used for operating activities for the nine months ended June 30, 2009 was $341 million (of which there was a use of $440 million in the first six months of fiscal year 2009), compared to cash provided by operating activities of $6 million for the nine months ended June 30, 2008. The deterioration in cash flow during the first nine months of fiscal year 2009 is primarily attributable to lower earnings and certain working capital usage, including the reduction in off-balance sheet accounts receivable factoring and securitization balances, during the period. Changes in working capital balances (accounts receivable, inventories, accounts payable, and other current assets and liabilities) were in line with the overall sales volume reductions compared to the prior year. However, cash flows generated by working capital during 2009 were more than offset by reductions in accounts receivable securitization and factoring programs. In addition, investments in inventory remained at higher levels relative to current sales volumes due to volatility in customer order and production schedules.

Also unfavorably impacting current year cash flows were higher pension and retiree medical contributions, primarily related to a $28 million payment in our first fiscal quarter for the settlement of a retiree medical lawsuit and a $25 million payment in our first quarter of fiscal year 2009 associated with a previously announced settlement of a commercial matter with a customer. Operating cash flows in the prior year include proceeds of $28 million from the termination of our interest rate swaps in the second quarter of fiscal year 2008.

Cash flows used for discontinued operations primarily relate to the operating cash flows of the light vehicle chassis businesses included in discontinued operations, and certain payments associated with retained liabilities from the sale of our ET business in fiscal year 2007, net of related cash collections.

	Nine Months Ended June 30,
	2009	2008
INVESTING CASH FLOWS
Capital expenditures	$(103)	$(99)
Acquisitions of businesses and investments, net of cash acquired	—	(43)
Proceeds from disposition of property and businesses	3	9
Proceeds from investments and marketable securities	6	5
Net cash provided by (used for) discontinued operations	(25)	38
CASH USED FOR INVESTING ACTIVITIES	$(119)	$(90)

Cash used for investing activities was $119 million and $90 million in the first nine months of fiscal years 2009 and 2008, respectively. The net increase of $4 million in capital expenditures primarily related to our new commercial vehicle facility in Monterrey, Mexico which, along with other increases in capital expenditures, was partially offset by a reduction in all non-critical capital expenditures as part of our continued efforts to preserve liquidity. We expect capital expenditures for the remainder of fiscal year 2009 to be in the range of $20 million to $30 million. We used $41 million of cash in the first nine months of fiscal year 2008 to fund the acquisition of Mascot Truck Parts Ltd and to fund a deferred purchase obligation with AB Volvo.

Cash used for discontinued operations was $25 million in the first nine months of fiscal year 2009 compared to cash provided of $38 million in the prior year. The cash out flows of $25 million in the current year consists of $18 million associated with the sale of our Gabriel de Venezuela joint venture. Capital expenditures for discontinued operations were $7 million and $19 million in the first nine months of fiscal year 2009 and 2008, respectively. Cash provided by discontinued operations in the prior year primarily consisted of delayed proceeds from the sale of our ET business, including $28 million associated with the final working capital purchase price adjustment and $20 million associated with amounts held in escrow in connection with the delayed legal closings of certain ET businesses. We also received proceeds of $12 million from the sale of certain retained properties of our sold ET and LVA businesses.

	Nine Months Ended June 30,
	2009	2008
FINANCING CASH FLOWS
Borrowings on revolving credit facility, net	$181	$—
Borrowings (payments) on accounts receivable securitization program	(33)	118
Repayment of notes	(83)	(5)
Borrowings (payments) on lines of credit and other	(4)	6
Net change in debt	61	119
Cash dividends	(8)	(23)
Debt issuance and extinguishment costs	—	(6)
Net financing cash flows provided by discontinued operations	4	2
CASH PROVIDED BY FINANCING ACTIVITIES	$57	$92

Cash provided by financing activities was $57 million in the first nine months of fiscal year 2009, compared to $92 million in the first nine months of fiscal year 2008. During the first nine months of fiscal year 2009, we had net borrowings of $181 million under our revolving credit facility to fund cash used for operating activities (see “Operating Cash Flows” above), debt maturities and to partly offset a reduction in borrowings under our accounts receivable factoring and securitization programs. In February and March 2009, we repaid our $77 million outstanding 6.8 percent notes and our $6 million outstanding 7 1/8 percent notes, respectively, upon their respective maturity dates. We also paid cash dividends of $8 million in the first quarter of fiscal year 2009 and $23 million in the first nine months of fiscal year 2008. In February 2009, we announced that the Board of Directors suspended the company’s quarterly dividend until further notice. During the first nine months of fiscal year 2008, we borrowed higher amounts under our accounts receivable factoring and securitization programs. We also paid $6 million of debt issuance and extinguishment costs associated with amendments to our revolving credit facility in the first nine months of fiscal year 2008.

Liquidity

Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions). For a detailed discussion of terms and conditions related to this debt, see Note 16 in the Notes to Consolidated Financial Statements.

	June 30,	September 30,
	2009	2008
Fixed-rate debt securities	$527	$610
Fixed-rate convertible notes	500	500
Revolving credit facility	181	—
Borrowings under U.S. accounts receivable securitization program	78	111
Lines of credit and other	58	82
Total debt	$1,344	$1,303

Overview – Our principal capital requirements are for working capital needs, capital expenditure requirements, debt service requirements and funding of restructuring and product development programs. We expect capital expenditures, including those for discontinued operations, in fiscal year 2009 to be lower than the fiscal year 2008 amount of $172 million. Restructuring cash costs, including discontinued operations, are expected to be approximately $67 million during fiscal year 2009.

We expect to fund our capital needs in the next twelve months primarily with cash on hand (including proceeds from the divestiture of our Wheels business), our various accounts receivable securitization and factoring arrangements (including replacement facilities) and availability under our revolving credit facility. The accounts receivable securitization and factoring programs and the revolving credit facility are discussed below.

In any event, subsequent to the expiration of our current revolving facility in June 2011, we will require new or renegotiated liquidity sources. Our ability to access additional capital in the long-term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. In 2009, our credit rating decreased and we saw a significant decline in our stock price. We continuously evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire, exchange or redeem outstanding indebtedness, issue new equity or enter into new lending arrangements if conditions warrant.

Cash and Liquidity Needs – The substantial uncertainty and significant deterioration in the worldwide credit markets, the global economic downturn and the current climate in the U.S. and other economies have severely diminished demand for our customers’ products. As a result, commercial and light vehicle production and sales volumes have declined significantly in most markets. We believe volumes will continue to be at severely depressed levels and that the impact of these lower volumes will continue to impact our profitability and cash flow for the remainder of fiscal year 2009 and possibly longer. Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. In addition, although we are pursuing a long term strategy to become primarily a commercial vehicle systems business, the financial and economic environment has made this difficult to accomplish in the short term and has left us with servicing the cash outflows of certain of our light vehicle businesses, which have been substantial. The divestiture in the third quarter of several of our light vehicle chassis businesses, in addition to restructuring actions and other cost reductions taken during the fiscal year, are expected to limit the cash outflow of our LVS businesses going forward. However the cash needs of the remaining light vehicle systems business could be significant until those businesses are divested.

Cash flow in fiscal year 2009 for the first three quarters was negatively affected by decreased earnings due to lower sales and will continue to be negatively impacted during the fourth quarter due to continued lowered production and the current volatility in the financial markets, which could affect certain of our customers or vendors. We saw our usage of the revolving credit facility under our senior secured credit facility throughout the first nine months of the fiscal year increase significantly to meet working capital and other operational needs. However, stronger cash flow and improved regional cash efficiencies allowed us to reduce usage of the revolver by $145 million at third quarter end as compared to second quarter end. At June 28, 2009, we had $76 million in cash and cash equivalents and an undrawn amount of $456 million under the revolving credit facility. Our availability under the revolving credit facility is subject to a senior secured debt to EBITDA ratio covenant, as defined in the agreement, which may limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the revolving credit facility every other day during the quarter. We were in compliance with this covenant as of June 28, 2009.

Future Covenant Compliance – We have identified actions that, if completed, should allow us to meet the senior secured debt to EBITDA ratio covenant at the September measurement date and are working diligently to implement those actions. These include executing the sale of our Wheels business and replacing the U.S. accounts receivable securitization program, as well as continued improvements in working capital. We are currently in negotiations with potential lenders to replace our U.S. accounts receivable securitization program. If the company is unable to complete these actions by the September measurement date, it is likely that we will need to seek and obtain an amendment or waiver to our revolving credit line agreement.

If amendments or waivers are needed, we would negotiate with the lenders under these facilities and believe we will receive such an amendment or waiver if required. However, there can be no assurances as to whether any such amendment or waiver may be obtained or, if obtained, whether the terms and restrictions of such amendment or waiver will be as favorable as current arrangements. Any amendment or waiver will contain commercial terms consistent with the current market which would likely include higher interest rates and an upfront amendment fee. If such amendments or waivers are needed and are not obtained, the lenders under these facilities could accelerate our obligations, which, through cross defaults, could allow acceleration of obligations under certain of our other debt arrangements, including our outstanding convertible notes.

Our future liquidity is subject to a number of factors, including access to adequate funding under our senior secured credit facility, vehicle production schedules and customer demand and access to other borrowing arrangements such as factoring or securitization facilities. Even taking into account these and other factors, and with the assumption that the current trends in the automotive and commercial vehicle industries continue, management expects to have sufficient liquidity for the next twelve months if the sale of the Wheels business is completed as contemplated and the U.S. accounts receivable securitization facility is replaced. The completion of even one of these actions, combined with additional working capital reductions, may allow us to meet the senior secured debt to EBITDA covenant and to have sufficient liquidity for the next twelve months. However, if we are not successful and neither of these actions are completed, we expect that our future levels of liquidity may not be sufficient to offset unforeseen negative trends or developments even if we see improvement in the current industry and financial environment. We may be required to take additional liquidity enhancing actions, including, without limitation, exploring further asset sales or obtaining additional external sources of liquidity. There can be no assurances that we will be able to execute these actions or that these actions will be sufficient if our end markets do not recover. See “Part II. Item 1A. Risk Factors.” The accompanying financial statements have been prepared on a going concern basis which assumes that the company will be able to realize assets and discharge liabilities in the normal course of business for the foreseeable future. These financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Revolving Credit Facility – We have a $700 million revolving secured credit facility that matures in June 2011. Due to the bankruptcy of Lehman Brothers in fiscal year 2008, $34 million of these commitments are unavailable. The remaining amount of availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. At June 30, 2009, $181 million was outstanding under this facility. No amount was outstanding at September 30, 2008. The $700 million revolving credit facility includes $150 million of availability for the issuance of letters of credit. At June 30, 2009 and September 30, 2008, approximately $29 million and $38 million letters of credit were issued, respectively.

In October and December 2007, we amended the revolving credit facility to modify certain financial covenants. Under the terms of the December amendment, the borrowing capacity of the credit facility was reduced to $700 million from $900 million. The amended facility replaced the existing financial covenants with new financial covenants based on (i) the ratio of the company’s senior secured indebtedness (consisting principally of amounts outstanding under the revolving credit facility) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total senior secured-debt-to-EBITDA ratio, as defined in the agreement, no greater than 2.0 to 1 on the last day of any fiscal quarter. At June 30, 2009, we were in compliance with the above noted covenants with a ratio of approximately 1.6x for the senior secured debt to EBITDA covenant. Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility.

Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At June 30, 2009, the margin over the LIBOR rate was 275 basis points, and the commitment fee was 50 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 175 basis points.

Accounts Receivable Securitization and Factoring – As of June 30, 2009, we participate in accounts receivable factoring and securitization programs with total amounts utilized of approximately $186 million of which $159 million were attributable to committed facilities by established banks. At June 30, 2009, of the total $186 million utilized, $108 million relate to off-balance sheet securitization and factoring arrangements (see “Off-Balance Sheet Arrangements”). In addition, $78 million was attributable to our U.S. securitization facility, which is provided on a committed basis by SunTrust Bank (with Three Pillars Funding LLC acting as the conduit lender) and expires in September 2009. As noted earlier, the lender under our U.S. securitization facility has notified us that it does not intend to renew the facility when it expires in September 2009. This program is described in more detail below. We are currently intending to replace this facility. Any replacement facility, however, will contain commercial terms consistent with the current market which would likely include higher interest rates.

U.S. Securitization Program: We participate in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. Under this program, which was originally established in September 2005, amended in fiscal years 2006 and 2007 and renewed in fiscal year 2008, we sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. The maximum borrowing capacity under this program was voluntarily lowered from $175 million to $125 million during the second quarter of fiscal year 2009. ARC funds these purchases with borrowings under a loan agreement with a bank. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At June 30, 2009 and September 30, 2008, $78 million and $111 million, respectively, were outstanding under this program. Borrowings under this arrangement are collateralized by approximately $152 million of receivables held at ARC at June 30, 2009. If certain receivables performance-based covenants are not met, it would constitute a termination event, which, at the option of the bank, could result in termination of the accounts receivable securitization arrangement. At June 30, 2009, we were in compliance with all covenants. This program, as most recently renewed, includes the same financial covenants as our revolving credit facility agreement.

Credit Ratings – Standard & Poor’s corporate credit rating and senior secured credit rating for our company is CCC+ and B-, respectively. Moody’s Investors Service corporate credit rating and senior secured credit rating for our company is Caa1 and B1, respectively. Any further lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

Off-Balance Sheet Arrangements

Accounts Receivable Securitization and Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at June 30, 2009, of approximately $108 million, of which $55 million and $26 million were attributable to a Swedish securitization facility and a French factoring facility, respectively, both of which involve the securitization or sale of Volvo AB accounts receivables. These programs are described in more detail below.

Swedish Securitization Facility: In March 2006, we entered into a European arrangement to sell trade receivables through one of our European subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized, net of retained interests, €39 million ($55 million) and €114 million ($167 million) of this accounts receivable securitization facility as of June 30, 2009 and September 30, 2008, respectively.

French Factoring Facility: In November 2007, we entered into an arrangement to sell trade receivables through one of our French subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized €19 million ($26 million) and €96 million ($141 million) of this accounts receivable securitization facility as of June 30, 2009 and September 30, 2008, respectively.

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

In addition, several of our subsidiaries, primarily in Europe, factor eligible accounts receivables with financial institutions. The amount of factored receivables was $27 million and $102 million at June 30, 2009 and September 30, 2008, respectively. Maximum availability under these arrangements (including the French factoring facility discussed above) is approximately $337 million. There can be no assurance that these factoring arrangements will be used or available to us in the future.

Guarantees – In December 2005, we guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of ArvinMeritor prior to it being acquired by the company. The wholly-owned subsidiary was sold by us in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring us to recognize our obligations under the guarantee. Accordingly, we recorded a $28 million liability in the third quarter of fiscal year 2009, of which approximately $6 million relates to claims not reimbursed by the third party prior to its filing for bankruptcy protection, and $22 million relates to our best estimate of the future obligation under the guarantee. This charge is included in loss from discontinued operations in the consolidated statement of operations.

Contingencies

            Contingencies related to environmental, asbestos and other matters are discussed in Note 19 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

Accounting standards implemented in fiscal year 2009:

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” We adopted the recognition requirements of SFAS No. 158 related to the funded status of defined benefit pension plans and other postretirement benefit plans as of September 30, 2007. SFAS No. 158 also requires that companies measure the funded status of their defined benefit pension plans and other postretirement benefit plans as of the balance sheet date. Those provisions require the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. We elected to adopt the measurement date provisions of SFAS No. 158 at October 1, 2008. Prior to adopting these provisions, we used a measurement date of June 30 for our defined benefit and other postretirement benefit plans. Using the “one-measurement” approach, the impact of adopting the measurement date provisions of SFAS No. 158 as of October 1, 2008 was an increase to accumulated deficit of $20 million ($20 million after-tax), representing the net periodic benefit cost for the period between the measurement date utilized in fiscal year 2008 and the beginning of fiscal year 2009, which previously would have been expensed in the first quarter of fiscal year 2009 on a delayed basis.

On October 1, 2008, we partially adopted as required, SFAS No. 157 – “Fair Value Measurements” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. We adopted the measurement and disclosure requirements of SFAS No. 157 relating to our financial assets and financial liabilities which are measured on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements” and key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The issuance of FSP No. 157-3 did not have any impact on our results of operations or financial position.

On January 1, 2009, we adopted, as required, the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” which requires expanded disclosures about derivative and hedging activities. SFAS No. 161 has the same scope as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material effect on our financial statements other than providing certain enhanced disclosures. Refer to Note 17 for additional disclosure on derivative instruments and hedging activities.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009. There were no adjustments to our estimates of fair value for assets and liabilities measured at fair value upon adoption of FSP No. FAS 157-4.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during all interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009. We have disclosed the fair value of our financial instruments in Note 17 to the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual financial periods ending after June 15, 2009, and is to be applied prospectively. We adopted SFAS No. 165 effective June 30, 2009 (see Note 22 of the Notes to the Consolidated Financial Statements). The adoption of this statement did not have an effect on our consolidated financial statements other than required disclosures under this statement.

New accounting pronouncements to be implemented are discussed in Note 3 of the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.

Foreign currency exchange risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Accordingly, we use foreign currency forward contracts to minimize the earnings exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this cash flow hedging program, we have designated the foreign currency contracts (the contracts) as cash flow hedges of underlying foreign currency forecasted purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the statement of shareowners’ equity (deficit) and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within twelve months.

Interest rate risk relates to the gain/increase or loss/decrease we could incur in our debt balances and interest expense. To manage this risk, we enter into interest rate swaps from time to time to economically convert portions of our fixed-rate debt into floating rate exposure, ensuring that the sensitivity of the economic value of debt falls within our corporate risk tolerances. We had no outstanding interest rate swaps at June 30, 2009. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes.

Included below is a sensitivity analyses to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk. The model assumes a 10% hypothetical change (increase or decrease) in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.

Market Risk	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Favorable / (Unfavorable) Impact on
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$(0.3)	$0.3	Fair Value
Foreign currency denominated debt	1.5	(1.5)	Fair Value
Forward contracts in EUR(1)	(10.6)	10.6	Fair Value

Interest Rate Sensitivity:	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Favorable / (Unfavorable) Impact on
Debt - fixed rate	$(12.1)	$12.7	Fair Value
Debt - variable rate(2)	(1.3)	1.3	Cash Flow

(1)

Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)	Includes domestic and foreign debt.

            At June 30, 2009, a 10% decrease in quoted currency exchange rates would result in potential gains of approximately $0.3 million and $10.6 million in forward contracts in USD and EUR, respectively, and a potential loss of approximately $1.5 million in foreign currency denominated debt.

At June 30, 2009, the fair value of debt outstanding was approximately $803 million. A 50 basis points decrease in quoted interest rates would result in favorable impacts of $12.7 million and $1.3 million in fixed rate debt and variable rate debt, respectively.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect the company’s internal control over financial reporting.

In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth in this Quarterly Report under Note 19, “Contingencies” to the consolidated financial statements, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K forhe fiscal year ended September 30, 2008 and those reported in the company’s quarterly reports on Form 10-Q for the quarters ended December 31, 2008 and March 31, 2009.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and those reported in the company’s quarterly reports on Form 10-Q for the quarters ended December 31, 2008 and March 31, 2009.

If we are not able to execute the sale of our Wheels business and the replacement of our U.S. receivables facility by the end of the 2009 fiscal year, it is likely we will be required to obtain an amendment or waiver to our senior secured credit facility and if an amendment or waiver is needed and not obtained, we could be in violation of the financial covenant therein, which would result in a default thereunder and could lead to an acceleration of our obligations under this facility and, potentially, other indebtedness.

If we are not able to execute the sale of our Wheels business and the replacement of our U.S. accounts receivable securitization program before the end of the 2009 fiscal year, it is likely that we will require an amendment or waiver to our senior secured facility.

If an amendment or waiver is needed and not obtained, we would be in violation of the financial covenant in that facility and the lenders would have the right to accelerate the obligations upon the vote of the lenders holding at least 51% of outstanding loans thereunder. A default under the senior secured credit facility could also constitute a default under our outstanding convertible notes and could result in the acceleration of these obligations. In addition, a default under our senior secured credit facility could result in a cross-default or the acceleration of our payment obligations under other financing agreements. If our obligations under our senior secured credit facility and other financing arrangements are accelerated as described above, our assets and cash flow may be insufficient to fully repay these obligations, and the lenders under our senior secured credit facility could institute foreclosure proceedings against our assets.

Even if an amendment or waiver to our senior secured credit facility is needed and obtained, if we do not complete the sale of the Wheels business and replace the U.S. receivable securitization facility, our future levels of liquidity may not be sufficient to offset unforeseen negative trends or developments even if we see improvement in the current industry and financial environment.

Given the severely diminished demand for our light vehicle and commercial vehicle customers’ products in view of the world wide economic crisis and the uncertainty of an economic recovery, our ability to generate cash flow from our ongoing operations is being severely challenged. We expect to continue to be negatively affected for the remainder of the fiscal year and possibly longer. We have been servicing substantial cash outflows of certain of our light vehicle businesses as we pursue the strategy of becoming primarily a commercial vehicle systems business. If our current liquidity initiatives (including the sale of the Wheels business and replacing the U.S. accounts receivable securitization facility) are not completed, our future levels of liquidity may not be sufficient to offset unforeseen negative trends or developments even if we see improvement in the current industry and financial environment. We may be required to take additional liquidity enhancing actions, including, without limitation, exploring further asset sales or obtaining additional external sources of liquidity. There can be no assurances that we will be able to execute these actions or that these actions will be sufficient if our end markets do not recover.

Our existing U.S. receivables facility will not be renewed in September 2009. If we are not able to replace this facility, we expect our borrowings under the revolving credit facility of our senior secured facility to be more extensive, which may lead to capacity issues under that facility.

As previously reported, the lender under our U.S. receivables facility has notified us that they will not be renewing the facility when it expires in September 2009. There can be no assurances that we will complete the replacement of this program or of the terms upon which a new program may be based. If we do not have a receivables facility available to us in the U.S., we expect to borrow more under the revolving credit facility of our senior secured facility, which facility may not have adequate capacity following any potential amendment to our senior secured facility.

Our common stock is subject to continuing listing requirements, which may result in delisting from the New York Stock Exchange (NYSE).

As previously reported, on March 17, 2009, we were notified by the New York Stock Exchange (the NYSE) that we had fallen below NYSE’s continued listing standard related to total market capitalization and stockholders’ equity. At that time, the NYSE required, among other things, that the average market capitalization of a listed company be not less than $75 million over a consecutive 30 trading-day period when, at the same time, stockholders’ equity is less than $75 million. On June 1, 2009, ArvinMeritor, Inc. (the “Company”) was notified by the New York Stock Exchange (“NYSE”) that, based upon modified listing standards adopted by the NYSE, the Company has regained compliance with the NYSE’s continued listing standards.  The NYSE’s continued listing standard, as modified under a pilot program effective through October 31, 2009, changes this threshold from $75 million to $50 million. Accordingly, the Company is currently in compliance with the NYSE’s continued listing standards. The NYSE has stated that it anticipates a subsequent rule filing prior to October 31, 2009 to make this a permanent continued listing standard.  However, it is possible that we may fall below other continued listing standards. Delisting would have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock might be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of this Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were 5,111 shares so withheld in the third quarter of 2009.

Period	(a) Total Number of Shares Purchases (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/09 – 04/30/09	2,527	$0.775	N/A	N/A
05/01/09 – 05/31/09	2,524	$1.235	N/A	N/A
06/01/09 – 06/30/09	—	—	N/A	N/A
Total	5,051	$1.005	N/A	N/A

(1) Shares of restricted stock were withheld by ArvinMeritor, upon vesting of restricted stock, to satisfy tax withholding requirements.

Item 5. Other Information

     Entry into a Material Definitive Agreement

On August 4, 2009, affiliates of ArvinMeritor (Seller) entered into a definitive purchase and sale agreement to divest the entirety of its Wheels business –a component of the Company’s LVS segment – to Iochpe-Maxion, S.A., a Brazilian producer of wheels and frames for commercial vehicles, railway freight cars and castings, and affiliates (the “Buyer”). The purchase price is $180 million; actual proceeds may vary depending on taxes and the net cash or debt position of the business at closing. The Purchase and Sale Agreement between the Seller and the Buyer, dated as of August 4, 2009 (the “Agreement”), is filed as an exhibit to this Form 10-Q.

The closing and funding of the entire purchase price is expected to occur on or before September 23, 2009, prior to the end of ArvinMeritor’s fourth fiscal quarter. If the closing does not occur by November 16, 2009, the Agreement may be terminated in certain events. The Agreement also requires certain true-up payments for working capital and other miscellaneous adjustments, on a post-closing basis.

The completion of the transaction is subject to several conditions (including the clearance or waiver of applicable competition law waiting periods in the United States and Mexico), and to the availability of the Buyer’s financing. The Buyer will be pursuing corporate approvals, which are required under Brazilian law. The Buyer and the Seller have agreed to pay the other party $9 million in liquidated damages under certain conditions relating to a closing not occurring (one such condition being the Buyer’s financing or other funds not being available).

The Agreement contains customary representations, warranties and covenants of the Seller and the Buyer as further set forth in the Agreement. The Agreement also includes provisions governing the retention by the Seller and assumption by the Buyer of responsibilities with regard to environmental, warranty and other liabilities; transition of employees and responsibility for employee compensation and benefits; tax matters and post-closing taxes; use of trademarks and logos; and post-closing indemnities between the Seller and the Buyer for losses arising from specified events. This description is only a summary of, and is qualified in its entirety by reference to, the terms of the Agreement, which is filed as an exhibit to this Form 10-Q.

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. There are risks and uncertainties relating to: our ability to obtain any needed amendment to our credit agreement; our ability to finalize the replacement of our U.S. securitization facility in an amount and on terms acceptable to ArvinMeritor; our ability to complete the sale of the Wheels business, including with respect to the competition filings and other closing conditions; our ability to achieve anticipated or continued cost savings from reduction actions; and our ability to execute the Company’s announced plans for the Body Systems and Chassis Systems businesses of LVS, including with respect to the timing and certainty of completion or the terms upon which any sale agreement with respect to any portion of the business may be made and the amount of any exit costs. In addition, actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market cycles and conditions, including the recent global economic crisis; whether we will have sufficient liquidity as we continue to be affected by declining vehicle production volumes; the financial condition of the company’s suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company’s debt; the demand for commercial, specialty and light vehicles for which the company supplies products; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); availability and rising cost of raw materials, including steel and oil; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations and the ability to achieve the expected benefits of restructuring actions; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; the outcome of actual and potential product liability and warranty and recall claims; rising costs of pension and other post-retirement benefits and possible changes in pension and other accounting rules; as well as other risks and uncertainties, including but not limited to those detailed from time to time in filings of the company with the SEC. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Item 6. Exhibits

10	Purchase and Sale Agreement dated August 4, 2009 among ArvinMeritor, Iochpe-Maxion, S.A. and the other parties listed therein
12	Computation of ratio of earnings to fixed charges
23	Consent of Bates White LLC
31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act)
31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINMERITOR, INC.

Date: August 7, 2009	By:	/s/	Charles G. McClure, Jr.
Charles G. McClure, Jr.
Chairman of the Board, Chief Executive Officer and President
(For the registrant)

Date: August 7, 2009	By:	/s/	J.A. Craig
J.A. Craig
Senior Vice President and Chief Financial Officer
(as Principal Financial Officer)