Form 10-K/A
period 2009-09-27
ARVINMERITOR INC
filed 2009-11-20
CIK 1113256

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

DOCUMENTS INCORPORATED BY REFERENCE
     None

Explanatory Note

ArvinMeritor, Inc. (“ArvinMeritor” or the “Company”) is filing this amendment to Form 10-K for the fiscal year ended September 27, 2009, which was filed with the Securities and Exchange Commission on November 19, 2009 (the “2009 Form 10-K”). The “Reports of Independent Registered Public Accounting Firm,” which appear on pages 58 and 112 of the 2009 Form 10-K, did not include the conformed signature of Deloitte & Touche LLP. At the time of the November 19, 2009 filing of the Form 10-K with the Securities and Exchange Commission, ArvinMeritor was in possession of manually-signed copies of the audit opinions, but the signature in typed form was inadvertently omitted from the electronic version. The sole purpose of this amendment is to file the “Reports of Independent Registered Public Accounting Firm” which include the signatures in typed form.

Except for the amendment described above and the updated consents of Deloitte & Touche LLP and Bates White LLC filed as Exhibits 23-d and 23-e, respectively, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, ArvinMeritor’s 2009 Form 10-K. For convenience and ease of reference, this amendment sets forth the complete text of “Item 8 — Financial Statements and Supplementary Data”, “Item 9A – Controls and Procedures”, “Item 15- Exhibits and Financial Statement Schedules” from the 2009 Form 10-K in their entirety with the applicable changes (described above) and updated certifications of our Chief Executive Officer and Chief Financial Officer. The financial statements included within this amendment have not changed since the filing of the Company’s original Annual Report on Form 10-K.

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

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

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

     Consolidated Balance Sheet, September 30, 2009 and 2008.

     Consolidated Statement of Cash Flows, years ended September 30, 2009, 2008 and 2007.

     Consolidated Statement of Shareowners' Equity, years ended September 30, 2009, 2008 and 2007.

     Notes to Consolidated Financial Statements.

     Report of Independent Registered Public Accounting Firm.

     (2) Financial Statement Schedule for the years ended September 30, 2009, 2008 and 2007.

Page
Schedule II - Valuation and Qualifying Accounts	S-1#

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

*10-c-1	Form of Restricted Stock Agreement under the 2007 Long-Term Incentive Plan, filed as Exhibit 10-c-1 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

*10-d	Description of Compensation of Non-Employee Directors.#

*10-e	2004 Directors Stock Plan, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004 (File No. 1-15983), is incorporated by reference.

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

*10-f	Incentive Compensation Plan, as amended and restated as of November 6, 2009.#

*10-f-1	Form of Deferred Share Agreement, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2005 (File No. 1-15983), is incorporated by reference.

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

*10-n	Employment agreement between the company and Charles G. McClure, Jr., dated as of September 14, 2009#

*10-o

Employment agreement between the company and James D. Donlon, III, filed as Exhibit 10b to ArvinMeritor’s Current Report on Form 8-K, dated September 14, 2009 and filed on September 18, 2009 (File No. 1-15983), is incorporated by reference.

*10-q	Employment agreement between ArvinMeritor and Carsten J. Reinhardt, dated as of September 14, 2009.#

*10-r	Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Jeffrey A. Craig.#

*10-s	Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Vernon Baker.#

*10-t	Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Mary Lehmann.#

*10-u	Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Lin Cummins.#

*10-v	Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Barbara Novak.#

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

12	Computation of ratio of earnings to fixed charges.#

21	List of subsidiaries of ArvinMeritor.#

23-a	Consent of Vernon G. Baker, II, Esq., Senior Vice President and General Counsel of ArvinMeritor.#

23-b	Consent of Deloitte & Touche LLP, independent registered public accounting firm.#

23-c	Consent of Bates White LLC.#

23-d	Consent of Deloitte & Touch LLP, independent registered public acccounting firm, in connection with Form 10-K/A

23-e	Consent of Bates White LLC

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of ArvinMeritor.#

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.#

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.#

31-c	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31-d	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.#

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.#

32-c	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32-d	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

____________________

*     Management contract or compensatory plan or arrangement.
#     Previously filed with the 2009 Form 10-K, originally filed on November 19, 2009.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINMERITOR, INC.

By:	/s/	Jeffrey A. Craig
Jeffrey A. Craig
Senior Vice President and Chief Financial Officer

Date: November 19, 2009