Form 10-Q
period 2010-02-05
ARVINMERITOR INC
filed 2010-02-05
CIK 1113256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 3, 2010

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

Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	Accelerated filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

  74,231,503 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on January 3, 2010.

INDEX

PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements:	Page
			No.
		Consolidated Statement of Operations - - Three Months
		Ended December 31, 2009 and 2008	3

		Condensed Consolidated Balance Sheet - -
		December 31, 2009 and September 30, 2009	4

		Condensed Consolidated Statement of Cash Flows - -
		Three Months Ended December 31, 2009 and 2008	5

		Condensed Consolidated Statement of Equity (Deficit) and Comprehensive Income (Loss) - -
		Three Months Ended December 31, 2009 and 2008	6

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis	35
		of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	49

	Item 4.	Controls and Procedures	50

PART II.	OTHER INFORMATION:

	Item 1.	Legal Proceedings	51

	Item 1A.	Risk Factors	51

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	52

	Item 5.	Other Information	53

	Item 6.	Exhibits	54

Signatures			55

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ARVINMERITOR, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Three Months Ended December 31,
	2009	2008
	(Unaudited)
Sales	$1,146	$1,220
Cost of sales	(1,031)	(1,145)
GROSS MARGIN	115	75
Selling, general and administrative	(85)	(97)
Restructuring costs	(2)	(24)
Asset impairment charges	—	(153)
Goodwill impairment charge	—	(70)
OPERATING INCOME (LOSS)	28	(269)
Equity in earnings of affiliates	10	4
Interest expense, net	(23)	(23)
INCOME (LOSS) BEFORE INCOME TAXES	15	(288)
Provision for income taxes	(14)	(630)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1	(918)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (net of tax benefit of $1 and $18 million, respectively)	2	(53)
Net income (loss)	3	(971)
Less: Net income (loss) attributable to noncontrolling interests	(3)	10
NET INCOME (LOSS) ATTRIBUTABLE TO ARVINMERITOR, INC.	$—	$(961)

NET INCOME (LOSS) ATTRIBUTABLE TO ARVINMERITOR, INC.
Loss from continuing operations	$(2)	$(920)
Income (loss) from discontinued operations	2	(41)
Net income (loss)	$—	$(961)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO ARVINMERITOR, INC.
Continuing operations	$(0.03)	$(12.72)
Discontinued operations	0.03	(0.57)
Basic and diluted earnings (loss) per share	$—	$(13.29)

Basic and diluted average common shares outstanding	72.7	72.3

Cash dividends paid per common share	$—	$0.10

See notes to consolidated financial statements. Amounts for prior periods have been recast for discontinued operations.

ARVINMERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions)

	December 31,	September 30,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105	$95
Receivables, trade and other, net	681	694
Inventories	394	374
Other current assets	110	97
Assets of discontinued operations	4	56
TOTAL CURRENT ASSETS	1,294	1,316
NET PROPERTY	441	445
GOODWILL	437	438
OTHER ASSETS	327	306
TOTAL ASSETS	$2,499	$2,505

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$89	$97
Accounts payable	683	674
Other current liabilities	421	411
Liabilities of discontinued operations	3	107
TOTAL CURRENT LIABILITIES	1,196	1,289
LONG-TERM DEBT	1,001	995
RETIREMENT BENEFITS	1,082	1,077
OTHER LIABILITIES	332	310
EQUITY (DEFICIT):
Common stock (December 31, 2009 and September 30, 2009, 74.0 shares issued and outstanding, respectively)	72	72
Additional paid-in capital	701	699
Accumulated deficit	(1,232)	(1,232)
Accumulated other comprehensive loss	(684)	(734)
Total equity (deficit) attributable to ArvinMeritor, Inc.	(1,143)	(1,195)
Noncontrolling interest	31	29
TOTAL EQUITY (DEFICIT)	(1,112)	(1,166)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,499	$2,505

See notes to consolidated financial statements.

ARVINMERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Three Months Ended December 31,
	2009	2008
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (See Note 9)	$27	$(338)
INVESTING ACTIVITIES
Capital expenditures	(22)	(38)
Other investing activities	1	2
Net investing cash flows used for continuing operations	(21)	(36)
Net investing cash flows provided by (used for) discontinued operations	5	(10)
CASH USED FOR INVESTING ACTIVITIES	(16)	(46)
FINANCING ACTIVITIES
Borrowings on revolving credit facility, net	7	103
Borrowings (payments) on accounts receivable securitization program	2	(18)
Borrowings (payments) on lines of credit and other, net	(11)	3
Net change in debt	(2)	88
Cash dividends	—	(8)
Net financing cash flows provided by (used for) continuing operations	(2)	80
Net financing cash flows used for discontinued operations	—	(9)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(2)	71
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	1	(26)
CHANGE IN CASH AND CASH EQUIVALENTS	10	(339)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95	497
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105	$158

See notes to consolidated financial statements. Amounts for prior periods have been recast for discontinued operations.

ARVINMERITOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(In millions, except per share amounts)

	Three Months Ended December 31,
	2009	2008
ArvinMeritor, Inc. Shareowners:	(Unaudited)
COMMON STOCK
Beginning and ending balance	$72	$72
ADDITIONAL PAID-IN CAPITAL
Beginning balance	699	692
Issuance of restricted stock	—	(3)
Equity based compensation expense	2	3
Ending balance	$701	$692
ACCUMULATED DEFICIT
Beginning balance	$(1,232)	$(16)
Net income (loss) attributable to ArvinMeritor, Inc.	—	(961)
Cash dividends (per share $0.10: 2009)	—	(8)
Adjustment upon adoption of retirement benefits guidance	—	(20)
Ending balance	$(1,232)	$(1,005)
TREASURY STOCK
Beginning balance	$—	$(3)
Issuance of restricted stock	—	3
Ending balance	$—	$—
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance	$(734)	$(225)
Foreign currency translation adjustments	17	(157)
Impact of sale of business on foreign currency translation adjustment	(4)	—
Impact of sale of business on employee benefit related adjustments	35	—
Adjustments upon adoption of retirement benefits guidance	—	9
Unrealized gains (losses)	2	(25)
Ending balance	$(684)	$(398)
Total EQUITY (deficit) attributable to ArvinMeritor, Inc.	$(1,143)	$(639)

Noncontrolling Interests:
Beginning balance	$29	$75
Net income (loss) attributable to noncontrolling interests	3	(10)
Dividends declared or paid	(1)	(7)
Foreign currency translation adjustments	—	(2)
Ending balance	$31	$56
TOTAL EQUITY (DEFICIT)	$(1,112)	$(583)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$3	$(971)
Foreign currency translation adjustments	13	(159)
Impact of sale of business on employee benefit related adjustments	35	—
Adjustments upon adoption of retirement benefits guidance	—	9
Unrealized gains (losses)	2	(25)
Total comprehensive income (loss)	53	(1,146)
Less: Comprehensive income (loss) attributable to noncontrolling interests	3	(12)
Comprehensive income (loss) attributable to ArvinMeritor, Inc.	$50	$(1,134)

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

In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2009. The results of operations for the three months ended December 31, 2009, are not necessarily indicative of the results for the full year.

The company’s fiscal year ends on the Sunday nearest September 30. The first quarter of fiscal years 2010 and 2009 ended on January 3, 2010 and December 28, 2008, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and December 31 are used consistently throughout this report to represent the fiscal year end and first quarter end, respectively.

The company has evaluated subsequent events through February 5, 2010, the date that the consolidated financial statements were issued.

2. Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards and convertible securities, if applicable. Basic and diluted average common shares outstanding are 72.7 million and 72.3 million at December 31, 2009 and 2008, respectively.

The potential effects of restricted stock and stock options were excluded from the diluted earnings per share calculation for the three months ended December 31, 2009 and 2008 because their inclusion in a net loss period would reduce the net loss per share. Therefore, at December 31, 2009 and 2008, options to purchase 1.5 million and 2.0 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share. In addition, 1.0 million and 1.4 million shares of restricted stock were excluded from the computation of diluted earnings per share at December 31, 2009 and 2008, respectively. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the company’s average stock price during the quarter is less than the conversion price.

3. New Accounting Standards

New accounting standards to be implemented:

In December 2008, the Financial Accounting Standards Board (FASB) issued guidance on defined benefit plans that requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, and is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The impact of this guidance will be reflected in the company’s consolidated financial statements upon adoption.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

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

In June 2009, the FASB issued guidance for the consolidation of variable interest entities (VIEs) to address the elimination of the concept of a qualifying special purpose entity. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the new guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The company is currently assessing what impact, if any, that this guidance will have on its financial position, results of operations and cash flows.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. The guidance in ASU 2010-06 amends Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. ASU 2010-06 does not change how fair values are measured. The company is currently assessing what impact, if any, that this guidance will have on its financial statements.

Accounting standards implemented in fiscal year 2010:

In December 2007, the FASB issued consolidation guidance that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The guidance also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. If a parent retains a noncontrolling equity investment in the former subsidiary, that investment is measured at its fair value. This guidance is effective for the company for its fiscal year beginning October 1, 2009 and, as required, has been applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented. The company has modified the presentation and disclosure of noncontrolling interests in accordance with the requirement of the guidance, which resulted in changes in the presentation of the company’s consolidated statement of operations and condensed consolidated balance sheet and cash flows; and required it to incorporate a condensed consolidated statement of shareowners’ equity (deficit) and comprehensive income (loss). The adoption of this consolidation guidance did not have any other significant effect on the company’s financial statements.

In May 2008, the FASB issued guidance contained in ASC Topic 470-20, “Debt with Conversion and Other Options” which applies to all convertible debt instruments that have a “net settlement feature,” which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This topic requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. Topic 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

This guidance impacts the company’s accounting for its outstanding $300 million convertible notes issued in 2006 (the 2006 convertible notes) and $200 million convertible notes issued in 2007 (the 2007 convertible notes) (see Note 16). On October 1, 2009, the company adopted this guidance and applied its impact retrospectively to all periods presented. Upon adoption, the company recognized the estimated equity component of the convertible notes of $108 million ($69 million after tax) in additional paid-in capital. In addition, the company allocated $4 million of unamortized debt issuance costs to the equity component and recognized this amount as a reduction to additional paid-in capital. The company also recognized a discount on convertible notes of $108 million, which is being amortized as non-cash interest expense over periods of ten and twelve years for the 2006 convertible notes and 2007 convertible notes, respectively. The periods of ten and twelve years represent the expected life of the convertible notes based on the earliest period holders of the notes may redeem them. Non-cash interest expense for the amortization of the discount was $8 million, $7 million and $6 million for fiscal years 2009, 2008 and 2007, respectively. At December 31, 2009, the remaining amortization periods for the 2006 convertible notes and 2007 convertible notes were six years and nine years, respectively. Effective interest rates on the 2006 convertible notes and 2007 convertible notes were 7.0 percent and 7.7 percent, respectively.

Upon recognition of the equity component of the convertible notes, the company also recognized a deferred tax liability of $39 million as the tax effect of the basis difference between carrying and notional values of the convertible notes. The carrying value of this deferred tax liability was offset with certain net deferred tax assets in the first quarter of fiscal year 2009 for determining valuation allowances against those deferred tax assets (see Note 7 for additional information on valuation allowances).

At December 31 and September 30, 2009, the carrying amount of the equity component recognized upon adoption was $67 million. The following table summarizes other information related to the convertible notes.

	December 31,	September 30,
	2009	2009
Components of the liability balance (in millions):
Principal amount of convertible notes	$500	$500
Unamortized discount on convertible notes	(83)	(85)
Net carrying value	$417	$415

	Three Months Ended December 31,
	2009	2008
Interest costs recognized (in millions):
Contractual interest coupon	$5	$5
Amortization of debt discount	2	2
Total	$7	$7

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

4. Discontinued Operations

Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended December 31,
	2009	2008
Sales	$14	$151
Net gain on sale of business	$16	$—
Long-lived asset impairment charges	—	(56)
Other	(15)	(1)
Operating income (loss), net	—	(14)
Income (loss) before income taxes	1	(71)
Benefit for income taxes	1	18
Net income (loss)	$2	$(53)
Net loss attributable to noncontrolling interests	—	12
Income (loss) from discontinued operations attributable to ArvinMeritor, Inc.	$2	$(41)

In conjunction with the company’s long-term strategic objective to focus on supplying the commercial vehicle on- and off-highway markets for original equipment manufacturers, aftermarket and industrial customers, the company previously announced its intent to divest the Light Vehicle Systems (LVS) business groups. As of December 31, 2009, the company has completed the following divestiture-related activities, associated with its LVS segment, all of which are included in results of discontinued operations.

Meritor Suspension Systems Company (MSSC) – In October 2009, the company completed the sale of its 57 percent interest in MSSC, a joint venture that manufactures and sells automotive coil springs, torsion bars and stabilizer bars in North America, to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD (MSM) for a purchase price of $13 million, which included a cash dividend of $12 million received by the company in fiscal year 2009. In connection with the sale of the company’s interest in MSSC, the company provided certain indemnifications to the buyer for its share of potential obligations related to taxes, pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company’s estimated exposure under these indemnities is approximately $15 million and is included in other liabilities in the condensed consolidated balance sheet at December 31, 2009. In the first quarter of fiscal year 2010, the company recognized a pretax gain on sale of $16 million ($16 million after tax), net of estimated indemnity obligations.

In the first quarter of fiscal year 2009, the company recognized a $31 million pre-tax non-cash impairment charge associated with the long-lived assets of MSSC (see Note 12).

Assets and liabilities of MSSC are included in assets and liabilities of discontinued operations in the consolidated balance sheet at September 30, 2009. Assets of MSSC primarily consisted of current assets of $34 million, fixed assets of $13 million and other long term assets. Liabilities of MSSC primarily consisted of short-term debt, accounts payable, restructuring reserves and approximately $69 million of accrued pension and post retirement benefits. Short-term debt related to a $6 million, 6.5-percent loan with the minority partner. Upon completion of the sale, the company’s interest in all assets and liabilities of MSSC were transferred to the buyer.

Wheels – In September 2009, the company completed the sale of its Wheels business to Iochpe-Maxion S.A., a Brazilian producer of wheels and frames for commercial vehicles, railway freight cars and castings, and affiliates.

Gabriel de Venezuela – In June 2009, the company sold its 51 percent interest in Gabriel de Venezuela to its joint venture partner. Gabriel de Venezuela supplied shock absorbers, struts, exhaust systems and suspension modules to light vehicle industry customers, primarily in Venezuela and Colombia.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

Gabriel Ride Control Products North America (Gabriel Ride Control) – In fiscal year 2009, the company sold Gabriel Ride Control to Ride Control, LLC, a wholly owned subsidiary of OpenGate Capital, a private equity firm. Gabriel Ride Control supplied motion control products, shock absorbers, struts, ministruts and corner modules, as well as other automotive parts to the passenger car, light truck and sport utility vehicle aftermarket industries. The terms of the sale agreement requires a purchase price adjustment based upon closing working capital. Settlement of the working capital purchase price adjustment is subject to negotiations and is expected to occur in fiscal year 2010. The agreement also contains arrangements for royalties and other items which are not expected to materially impact the company in the future.

In the first quarter of fiscal year 2009, the company recognized a $19 million pre-tax non-cash impairment charge associated with the long-lived assets of this business (see Note 12).

Other: In the first quarter of fiscal year 2010 the company recognized $15 million of charges for changes in estimates for certain purchase price adjustments and indemnity obligations for previously sold businesses.

5. Goodwill

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

A summary of the changes in the carrying value of goodwill are presented below (in millions):

	Commercial Truck	Industrial	Aftermarket & Trailer	Total
Balance at September 30, 2009	$154	$109	$175	$438
Foreign currency translation	—	—	(1)	(1)
Balance at December 31, 2009	$154	$109	$174	$437

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

6. Restructuring Costs

At December 31, 2009 and September 30, 2009, $24 million and $28 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the three months ended December 31, 2009 and 2008 are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Balance at September 30, 2009	$28	$—	$—	$28
Activity during the period:
Charges to continuing operations, net of reversals	2	—	—	2
Cash payments - continuing operations	(5)	—	—	(5)
Other	(1)	—	—	(1)
Balance at December 31, 2009	$24	$—	$—	$24

Balance at September 30, 2008	$30	$—	$—	$30
Activity during the period:
Charges to continuing operations, net of reversals	23	—	1	24
Charges to discontinued operations, net of reversals(1)	2	—	—	2
Cash payments - continuing operations	(10)		(1)	(11)
Other (2)	(3)	—	—	(3)
Balance at December 31, 2008	$42	$—	$—	$42

(1)      Charges to discontinued operations are included in discontinued operations in the consolidated statement of operations.

(2)      Includes $1 million of payments in the three months ended December 31, 2008, associated with discontinued operations.

Restructuring costs included in our business segment results during the three months ended December 31, 2009 and 2008 are as follows (in millions):

	Commercial Truck	Industrial	Aftermarket & Trailer	LVS	Total (1)
Three months ended December 31, 2009:
Performance Plus actions	$—	$—	$—	$2	$2
Total restructuring costs	$—	$—	$—	$2	$2

Three months ended December 31, 2008:
Performance Plus actions	$—	$—	$—	$1	$1
Fiscal year 2009 actions (reduction in workforce)	7	1	—	12	20
Total restructuring costs	$7	$1	$—	$13	$21

(1) Total segment restructuring costs do not include those recorded in unallocated corporate costs. There were no corporate restructuring costs in the three months ended December 31, 2009. In the three months ended December 31, 2008 there were $3 million of restructuring costs, primarily related to employee termination benefits.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

Fiscal Year 2009 Actions: During the first quarter of fiscal year 2009, the company approved certain restructuring actions in response to a significant decline in global market conditions. These actions primarily related to the reduction of approximately 1,500 salaried, hourly and temporary positions worldwide. The company recorded restructuring costs of $23 million associated with these actions in the first quarter of fiscal year 2009.

Performance Plus: During fiscal year 2007, the company launched a long-term profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. Cumulative restructuring costs recorded for this program, including amounts reported in discontinued operations, are $142 million as of December 31, 2009 and primarily relate to employee termination costs of $82 million. Remaining costs of this restructuring program are estimated to be approximately $60 million and will be incurred over the next several years as anticipated actions are implemented.

7. Income Taxes

For each interim reporting period, the company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year pursuant to ASC Topic 740-270, “Accounting for Income Taxes in Interim Periods.” The rate so determined is used in providing for income taxes on a year-to-date basis. Jurisdictions with a projected loss for the year or an actual year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective rate calculation could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

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

 In first quarter of fiscal year 2009, the company recorded a charge of $633 million, to establish valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100% owned subsidiaries in France, Germany, Italy, and Sweden. In accordance with FASB’s income tax guidance, the company evaluates the deferred income taxes quarterly to determine if valuation allowances are required. The guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more-likely-than-not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. If, in the future, the company overcomes negative evidence in tax jurisdictions that have established valuation allowances, the need for valuation allowances in these tax jurisdictions would change, resulting in the reversal of some or all of such valuation allowances. If taxable income is generated in tax jurisdictions prior to overcoming negative evidence, a portion of the valuation allowance relating to the corresponding realized tax benefit would reverse for that period, without changing the company’s conclusions on the need for a valuation allowance against the remaining net deferred tax assets.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

The company believed that these valuation allowances were required due to events and developments that occurred during the first quarter of fiscal year 2009. In conducting the first quarter 2009 analysis, the company utilized a consistent approach which considers its three-year historical cumulative income (loss) including an assessment of the degree to which any losses were driven by items that are unusual in nature and incurred in order to achieve profitability in the future. In addition, the company reviewed changes in near-term market conditions and any other factors arising during the period which may impact future operating results. Both positive and negative evidence were considered in the analysis. Significant negative evidence existed due to the ongoing deterioration of the global markets. The analysis for the first quarter of fiscal year 2009 showed a three-year historical cumulative loss in the U.S., France, Germany, Italy, and Sweden. The losses continue to exist even after adjusting the results to remove unusual items and charges, which is considered a significant factor in the analysis as it is objectively verifiable and therefore, significant negative evidence. In addition, the global market deterioration in fiscal year 2009 reduced the expected impact of tax planning strategies that were included in our analysis. Accordingly, based on a three year historical cumulative loss, combined with significant and inherent uncertainty as to the timing of when the company would be able to generate the necessary level of earnings to recover its deferred tax assets in the U.S., France, Germany, Italy, and Sweden, the company concluded that valuation allowances were required.

In the first quarter of fiscal year 2010, the company had approximately $37 million of net pre-tax losses in tax jurisdictions that have established valuation allowances. Tax benefits arising from these jurisdictions resulted in increasing the valuation allowances, rather than reducing income tax expense.

8. Accounts Receivable Securitization and Factoring

Off-balance sheet arrangements

The company participates in an arrangement to sell trade receivables through certain of its European subsidiaries. Under the arrangement, the company can sell, at any point in time, up to €90 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the company’s consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. Costs associated with this securitization arrangement were immaterial in the three months ended December 31, 2009. These costs were $2 million in the three months ended December 31, 2008, and are included in operating income (loss) in the consolidated statement of operations. The gross amount of proceeds received from the sale of receivables under this arrangement was $73 million and $127 million for the three months ended December 31, 2009 and 2008, respectively. The company’s retained interest in receivables sold was $14 million and $6 million at December 31 and September 30, 2009, respectively. The company had utilized, net of retained interests, €62 million ($87 million) and €38 million ($56 million) of this accounts receivable securitization facility as of December 31 and September 30, 2009, respectively.

In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $60 million and $37 million at December 31 and September 30, 2009, respectively. Costs associated with these factoring arrangements were $1 million and $2 million in the three months ended December 31, 2009 and 2008, respectively, and are included in operating income (loss) in the consolidated statement of operations.

On-balance sheet arrangements

Since 2005 the company participated in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. In September 2009, in anticipation of the expiration of the existing facility, the company entered into a new, two year $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by GMAC Commercial Finance LLC and expires in September 2011. Under this program, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. The maximum borrowing capacity under this program is $125 million. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At December 31 and September 30, 2009, $85 million and $83 million was outstanding under this program, respectively. Borrowings under this arrangement are collateralized by approximately $134 million of receivables held at ARC at December 31, 2009. This program does not have specific financial covenants, however, it does have a cross-default provision to the company’s revolving credit facility agreement.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

9. Operating Cash Flow

The reconciliation of net income (loss) to cash flows provided by (used for) operating activities is as follows (in millions):

	Three Months Ended
	December 31,
	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$3	$(971)
Less: income (loss) from discontinued operations, net of tax	2	(53)
Income (loss) from continuing operations	1	(918)
Adjustments to income (loss) from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	18	26
Asset impairment charges	—	223
Restructuring costs, net of payments	(3)	13
Deferred income tax expense	4	622
Equity in earnings of affiliates, net of dividends	(9)	(4)
Other adjustments to income (loss) from continuing operations	2	3
Pension and retiree medical expense	25	19
Pension and retiree medical contributions and settlements	(21)	(46)
Changes in off-balance sheet receivable securitization and factoring	54	(4)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations:	(47)	(255)
Operating cash flows provided by (used for) continuing operations	24	(321)
Operating cash flows provided by (used for) discontinued operations	3	(17)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$27	$(338)

10. Inventories

Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	December 31,	September 30,
	2009	2009
Finished goods	$157	$149
Work in process	52	54
Raw materials, parts and supplies	185	171
Total	$394	$374

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

11. Other Current Assets

Other current assets are summarized as follows (in millions):

	December 31,	September 30,
	2009	2009
Customer reimbursable tooling and engineering	$29	$30
Current deferred income tax assets, net	27	19
Prepaid income taxes	21	20
Asbestos-related recoveries (see Note 19)	8	8
Deposits and collateral	9	7
Prepaid and other	16	13
Other current assets	$110	$97

12. Net Property and Impairments of Long-lived Assets

In accordance with the FASB guidance on property, plant and equipment, the company reviews the carrying value of long-lived assets, excluding goodwill, to be held and used, for impairment whenever events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value.

In the prior year first quarter, management determined certain impairment reviews were required due to declines in overall economic conditions including tightening credit markets, stock market declines and significant reductions in current and forecasted production volumes for light and commercial vehicles. As a result, the company recognized pre-tax, non-cash impairment charges of $209 million in the first quarter of fiscal year 2009, primarily related to the LVS segment. A portion of this non-cash charge related to businesses presented in discontinued operations and accordingly, $56 million is included in loss from discontinued operations in the consolidated statement of operations (see Note 4). The estimated fair value of long-lived assets was calculated based on probability weighted cash flows taking into account current expectations for asset utilization and life expectancy. In addition, liquidation values were considered where appropriate, as well as indicated values from divestiture activities.

The following table describes the significant components of long-lived asset impairments recorded in continuing operations during the first quarter of fiscal year 2009.

	Commercial Truck	Industrial	Aftermarket & Trailer	LVS	Total
Land and buildings	$5	$—	$—	$34	$39
Other (primarily machinery and equipment)	3	—	—	105	108
Total assets impaired (1)	$8	$—	$—	$139	$147

(1) The company also recognized $6 million of non-cash impairment charges associated with certain corporate long-lived assets.

Net property at December 31 and September 30, 2009 is summarized as follows (in millions):

	December 31, 2009	September 30, 2009
Property at cost:
Land and land improvements	$44	$46
Buildings	248	254
Machinery and equipment	911	913
Company-owned tooling	163	163
Construction in progress	51	38
Total	1,417	1,414
Less accumulated depreciation	(976)	(969)
Net Property	$441	$445

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

13. Other Assets

Other assets are summarized as follows (in millions):

	December 31,	September 30,
	2009	2009
Investments in non-consolidated joint ventures	$138	$125
Asbestos-related recoveries (see Note 19)	47	47
Non-current deferred income tax assets, net	27	27
Unamortized debt issuance costs	22	24
Capitalized software costs, net	20	21
Note receivable due from EMCON, net of discount	16	16
Assets for uncertain tax positions	10	11
Prepaid pension costs	13	9
Other	34	26
Other assets	$327	$306

The note receivable due from EMCON bears interest at a rate of 4 percent per annum and is payable in June 2012 or earlier upon a change in control. EMCON may prepay the note at any time. The company recorded the note, net of a $6 million discount at December 31 and September 30, 2009, respectively, to reflect the difference between the stated rate per the agreement of 4 percent and the effective interest rate of approximately 9 percent. This discount is being amortized over the term of the note as interest income.

14. Other Current Liabilities

Other current liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2009	2009

Compensation and benefits	$143	$144
Product warranties	53	58
Taxes other than income taxes	39	44
Restructuring (see Note 6)	24	28
Income taxes	24	18
Asbestos-related liabilities (see Note 19)	16	16
Interest	22	6
Indemnity obligations – current portion	14	9
Other	86	88
Other current liabilities	$421	$411

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

The company’s Core Business (see Note 20) records product warranty costs at the time of shipment of products to customers. Warranty reserves are primarily based on factors that include past claims experience, sales history, product manufacturing and engineering changes and industry developments. Liabilities for product recall campaigns are recorded at the time the company’s obligation is probable and can be reasonably estimated. Product warranties, including recall campaigns, not expected to be paid within one year are recorded as a non-current liability.

The company’s LVS segment records product warranty liabilities based on individual customer or warranty-sharing agreements. Product warranties are recorded for known warranty issues when amounts can be reasonably estimated.

A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended
	December 31,
	2009	2008
Total product warranties – beginning of period	$109	$102
Accruals for product warranties	8	9
Payments	(11)	(9)
Change in estimates and other	(3)	(5)
Total product warranties – end of period	103	97
Less: Non-current product warranties (see Note 15)	(50)	(43)
Product warranties – current	$53	$54

15. Other Liabilities

Other liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2009	2009
Asbestos-related liabilities (see Note 19)	$61	$61
Non-current deferred income tax liabilities	84	73
Liabilities for uncertain tax positions	61	64
Product warranties (see Note 14)	50	51
Environmental (see Note 19)	9	10
Indemnity obligations	34	19
Other	33	32
Other liabilities	$332	$310

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

16. Long-Term Debt

Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	December 31,	September 30,
	2009	2009
8-3/4 percent notes due 2012	$276	$276
8-1/8 percent notes due 2015	251	251
4.625 percent convertible notes due 2026(1)	300	300
4.0 percent convertible notes due 2027(1)	200	200
Revolving credit facility	35	28
Accounts receivable securitization (see Note 8)	85	83
Lines of credit and other	5	16
Unamortized gain on swap unwind	21	23
Unamortized discount on convertible notes (see Note 3)	(83)	(85)
Subtotal	1,090	1,092
Less: current maturities	(89)	(97)
Long-term debt	$1,001	$995

(1)      The 4.625 percent and 4.0 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively (see Convertible Securities below) (see Note 3).

Revolving Credit Facility

The company has a $700 million revolving credit facility, which matures in June 2011. Due to the bankruptcy of Lehman Brothers in 2008, $34 million of these commitments are currently unavailable. The remaining amount of availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. These financial covenants are based on (i) the ratio of the company’s senior secured indebtedness to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total senior secured-debt-to-EBITDA ratio, as defined in the agreement, no greater than 2.00 to 1 on the last day of any fiscal quarter. At December 31, 2009, the company was in compliance with all covenants with a ratio of approximately 0.41x for the senior secured debt to EBITDA covenant.

The revolving credit facility includes a $150 million limit on the issuance of letters of credit. At December 31, 2009, and September 30, 2009, approximately $26 million and $27 million of letters of credit were issued, respectively. The company had an additional $5 million outstanding at December 31 and September 30, 2009, on letters of credit available through other facilities.

Borrowings under the revolving credit facility are collateralized by approximately $506 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facility. At December 31, 2009, the margin over the LIBOR rate was 275 basis points, and the commitment fee was 50 basis points.

Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 21).

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

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

On October 1, 2009, the company adopted, as required, the guidance for accounting for convertible debt instruments that, upon conversion, may be settled in cash. This guidance was applied retrospectively to all periods presented. See Note 3 for additional information on the adoption and its impact on the company’s financial statements.

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

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

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

The 2007 and 2006 convertible notes are fully and unconditionally guaranteed by certain subsidiaries of the company that currently guarantee the company’s obligations under its senior secured credit facility and other publicly-held notes (see Revolving Credit Facility above).

Accounts Receivable Securitization

Since 2005 the company participated in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs (see Note 8). In September 2009, in anticipation of the expiration of the existing facility, the company entered into a new, two year $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by GMAC Commercial Finance LLC and expires in September 2011. The weighted average interest rate on borrowings under this arrangement was approximately 7.50% percent at December 31, 2009. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by $134 million of eligible receivables purchased and held by ARC at December 31, 2009. This program does not have specific financial covenants, however, it does have a cross-default provision to the company’s revolving credit facility agreement.

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

The company’s foreign exchange contracts generally mature within twelve months. At December 31 and September 30, 2009, the company had outstanding contracts with notional amounts of $66 million and $89 million, respectively. These notional values consist primarily of contracts for the European euro and Swedish krona, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

At December 31, 2009 and September 30, 2009, there was a loss of $2 million recorded in AOCL. The company expects to reclassify this amount from AOCL to operating income during the next nine months as the forecasted hedged transactions are recognized in earnings.

The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	December 31,		September 30,
	2009		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$105	$105	$95	$95
Foreign exchange contracts - liability	3	3	3	3
Short-term debt	89	89	97	97
Long-term debt	1,001	987	995	885

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

18. Retirement Benefit Liabilities

Retirement benefit liabilities consisted of the following (in millions):

	December 31,	September 30,
	2009	2009
Retiree medical liability	$594	$590
Pension liability	509	506
Other	37	39
Subtotal	1,140	1,135
Less: current portion (included in compensation and benefits)	(58)	(58)
Retirement benefit liabilities	$1,082	$1,077

The components of net periodic pension and retiree medical expense from continuing operations for the three months ended December 31 are as follows:

	2009		2008
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$4	$—	$4	$—
Interest cost	24	8	26	8
Assumed return on plan assets	(28)	—	(29)	—
Amortization of prior service costs	—	(2)	—	(2)
Recognized actuarial loss	10	9	5	7
Total expense	$10	$15	$6	$13

On November 12, 2008, the company settled a lawsuit with the United Steel Workers with respect to certain retiree medical plan amendments for approximately $28 million. This settlement was paid in November 2008 and increased the accumulated postretirement benefit obligation (APBO) by approximately $23 million. The increase in APBO has been reflected in the company’s September 30, 2009 actuarial valuation as an increase in actuarial losses and is being amortized into periodic retiree medical expense over an average expected remaining service life of approximately ten years.

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

The company has been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at December 31, 2009 to be approximately $21 million, of which $2 million is recorded as a liability.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2009 to be approximately $34 million, of which $14 million is recorded as a liability.

Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of five-percent and is approximately $7 million at December 31, 2009. The undiscounted estimate of these costs is approximately $11 million.

Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2009	$2	$15	$17
Payments	—	(1)	(1)
Balance at December 31, 2009	$2	$14	$16

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

Asbestos

Maremont Corporation (“Maremont”), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 26,000 pending asbestos-related claims at December 31 and September 30, 2009, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2009	September 30, 2009
Asbestos-related reserves for pending and future claims	$61	$61
Asbestos-related insurance recoveries	43	43

A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 11, 13, 14 and 15).

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

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

Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next ten years of $58 million to $65 million. After consultation with Bates White, Maremont determined that as of September 30, 2009, the most likely and probable liability for pending and future claims over the next ten years is $58 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

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

Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $43 million as of December 31 and September 30, 2009. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

of pending and future claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Maremont’s asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

Rockwell Automation, Inc. (Rockwell) — ArvinMeritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred to the company at the time of the spin-off of the automotive business to Meritor from Rockwell in 1997. Currently there are thousands of claimants in lawsuits that name the company, together with many other companies, as defendants. However, the company does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liabilities. A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will likely never identify any of Rockwell’s products. For those claimants who do show that they worked with Rockwell’s products, management, nevertheless, believes it has meritorious defenses, in substantial part due to the integrity of the products involved and the lack of any impairing medical condition on the part of many claimants. The company defends these cases vigorously. Historically, ArvinMeritor has been dismissed from the vast majority of similar claims filed in the past with no payment to claimants.

The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. Accordingly, the company has recorded a $16 million liability for defense and indemnity costs associated with these claims at both December 31 and September 30, 2009. The accrual estimates are based on historical data and certain assumptions with respect to events that may occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process.

Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. Accordingly, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $12 million at December 31 and September 30, 2009. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

Indemnifications

In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s LVA business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. Accordingly, the company recorded a $28 million liability in fiscal year 2009, of which approximately $6 million relates to claims not reimbursed by the third party prior to its filing for bankruptcy protection, and $22 million of which relates to the company’s best estimate of its future obligation under the guarantee.

The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration. The company’s maximum obligations under these indemnifications cannot be reasonably estimated. The company is not aware of any claims or other information that would give rise to material payments under such indemnifications. The company provided additional indemnifications in connection with the sale of its 57 percent interest in MSSC (see Note 4).

Other

On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. The company intends to vigorously defend the claims raised in all of these actions. The company is unable to estimate a range of exposure, if any, at this time. The Antitrust Division of the U.S. Department of Justice (DOJ) was also investigating the allegations raised in these suits. The DOJ issued subpoenas to certain employees of the defendants, which include the company. On January 21, 2010, the DOJ informed defendants that were involved in the DOJ’s investigation that it had closed its investigation without action as to all of them.

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

As a result of the divestitures described in Note 4, LVS now consists primarily of Body Systems’ business, composed of roofs and doors products. In order to better reflect the importance of the company’s remaining core commercial vehicle businesses and a much smaller LVS business and to reflect the manner in which management reviews information regarding the business, the company revised its reporting segments in the fourth quarter of fiscal year 2009 as follows:

•

The Commercial Truck segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, primarily for medium- and heavy-duty trucks in North America, South America and Europe;

•

The Industrial segment supplies drivetrain systems including axles, brakes, drivelines and suspensions for off-highway, military, construction, bus and coach, fire and emergency and other industrial applications. This segment also includes the company’s businesses in Asia Pacific, including all on- and off-highway activities ;

•

The Aftermarket & Trailer segment supplies axles, brakes, drivelines, suspension parts and other replacement and remanufactured parts, including transmissions, to commercial vehicle aftermarket customers. This segment also supplies a wide variety of undercarriage products and systems for trailer applications; and

•	The LVS segment includes the Body Systems business, which supplies roof and door systems for passenger cars to OEMs, and the company’s remaining Chassis businesses.

The company refers to its three segments other than LVS as, collectively, its “Core Business”. All prior period amounts have been recast to reflect the revised reporting segments.

The company measures segment operating performance based on earnings before interest, taxes, depreciation and amortization, and loss on sale of receivables (EBITDA). The company uses segment EBITDA as the primary basis for the CODM to evaluate the performance of each of the company’s reportable segments.

The accounting policies of the segments are the same as those applied in the Consolidated Financial Statements, except for the use of segment EBITDA. The company may allocate certain common costs, primarily corporate functions, between the segments differently than the company would for stand alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal and human resources. The company does not allocate interest expense and certain legacy and other corporate costs not directly associated with the segments’ EBITDA. In anticipation of the planned separation of the light vehicles business from the company, LVS started building its own corporate functions during the second half of fiscal year 2008 and, therefore, only a nominal amount of corporate costs has been allocated to LVS in fiscal year 2009 and no amounts have been allocated to LVS in fiscal year 2010.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED STATEMENTS

(unaudited)

Segment information is summarized as follows (in millions):

	Commercial Truck	Industrial	Aftermarket & Trailer	LVS	Eliminations	Total
Three months ended December 31, 2009:
External Sales	$373	$207	$220	$346	$—	$1,146
Intersegment Sales	60	19	2	—	(81)	—
Total Sales	$433	$226	$222	$346	$(81)	$1,146

Three months ended December 31, 2008:
External Sales	$531	$174	$252	$263	$—	$1,220
Intersegment Sales	64	36	2	—	(102)	—
Total Sales	$595	$210	$254	$263	$(102)	$1,220

	Three Months Ended December 31,
	2009	2008
Segment EBITDA:
Commercial Truck	$12	$(6)
Industrial	22	20
Aftermarket & Trailer	17	17
Light Vehicle Systems	6	(252)
Segment EBITDA	57	(221)
Unallocated legacy and corporate costs (1)	(3)	(16)
Depreciation and amortization	(18)	(26)
Loss on sale of receivables	(1)	(4)
Interest expense, net	(23)	(23)
Provision for income taxes	(14)	(630)
Loss from continuing operations attributable to ArvinMeritor, Inc.	$(2)	$(920)

(1) Unallocated legacy and corporate costs represent items that are not directly related to our business segments. These costs primarily include pension and retiree medical costs associated with recently sold businesses and other legacy costs for environmental and product liability. Unallocated legacy and corporate costs for the three months ended December 31, 2008 include $6 million of costs associated with the previously planned spin-off of the LVS business and a $6 million non-cash impairment charge associated with certain corporate long-lived assets.

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

ARVINMERITOR, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended December 31, 2009
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$380	$766	$—	$1,146
Subsidiaries	—	27	18	(45)	—
Total sales	—	407	784	(45)	1,146
Cost of sales	(14)	(353)	(709)	45	(1,031)
GROSS MARGIN	(14)	54	75	—	115
Selling, general and administrative	(28)	(30)	(27)	—	(85)
Restructuring costs	—	—	(2)	—	(2)
Gain/(loss) on sale of business	—	—	—	—	—
OPERATING INCOME (LOSS)	(42)	24	46	—	28
Equity in earnings of affiliates	—	4	6	—	10
Other income (expense), net	—	(1)	1	—	—
Interest income (expense), net	(32)	15	(6)	—	(23)
INCOME (LOSS) BEFORE INCOME TAXES	(74)	42	47	—	15
Provision for income taxes	—	(4)	(10)	—	(14)
Equity income from continuing operations of subsidiaries	72	37	—	(109)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2)	75	37	(109)	1
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	2	$6	$14	$(20)	$2
Net income (loss)	—	81	51	(129)	3
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)
NET INCOME (LOSS) ATTRIBUTABLE TO ARVINMERITOR, INC.	$—	$81	$48	$(129)	$—

ARVINMERITOR, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended December 31, 2008
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$488	$732	$—	$1,220
Subsidiaries	—	28	25	(53)	—
Total sales	—	516	757	(53)	1,220
Cost of sales	(10)	(458)	(730)	53	(1,145)
GROSS MARGIN	(10)	58	27	—	75
Selling, general and administrative	(29)	(37)	(31)	—	(97)
Restructuring costs	(3)	(11)	(10)	—	(24)
Asset impairment charges	(6)	(111)	(106)	—	(223)
OPERATING LOSS	(48)	(101)	(120)	—	(269)
Equity in earnings (losses) of affiliates	—	(1)	5	—	4
Other income (expense), net	—	(5)	5	—	—
Interest income (expense), net	(27)	12	(8)	—	(23)
LOSS BEFORE INCOME TAXES	(75)	(95)	(118)	—	(288)
Provision for income taxes	(439)	(119)	(72)	—	(630)
Equity income (loss) from continuing operations of subsidiaries	(406)	57	—	349	—
LOSS FROM CONTINUING OPERATIONS	(920)	(157)	(190)	349	(918)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(41)	$(53)	$(50)	$91	$(53)
Net loss	(961)	(210)	(240)	440	(971)
Less: Net loss attributable to noncontrolling interests	—	—	10	—	10
NET INCOME (LOSS) ATTRIBUTABLE TO ARVINMERITOR, INC.	$(961)	$(210)	$(230)	$440	$(961)

ARVINMERITOR, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	December 31, 2009
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$2	$16	$87	$—	$105
Receivables, net	2	35	644	—	681
Inventories	—	145	249	—	394
Other current assets	3	13	98	—	114
TOTAL CURRENT ASSETS	7	209	1,078	—	1,294
NET PROPERTY	9	130	302	—	441
GOODWILL	—	275	162	—	437
OTHER ASSETS	28	153	146	—	327
INVESTMENTS IN SUBSIDIARIES	855	193	—	(1,048)	—
TOTAL ASSETS	$899	$960	$1,688	$(1,048)	$2,499

CURRENT LIABILITIES
Short-term debt	$1	$—	$88	$—	$89
Accounts payable	13	182	488	—	683
Other current liabilities	112	84	228	—	424
TOTAL CURRENT LIABILITIES	126	266	804	—	1,196
LONG-TERM DEBT	1,000	—	1	—	1,001
RETIREMENT BENEFITS	859	—	223	—	1,082
INTERCOMPANY PAYABLE (RECEIVABLE)	(4)	(260)	264	—	—
OTHER LIABILITIES	61	138	133	—	332
EQUITY (DEFICIT) ATTRIBUTABLE TO ARVINMERITOR, INC.	(1,143)	816	232	(1,048)	(1,143)
NONCONTROLLING INTERESTS	—	—	31	—	31
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$899	$960	$1,688	$(1,048)	$2,499

ARVINMERITOR, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	September 30, 2009
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$7	$6	$82	$—	$95
Receivables, net	11	37	646	—	694
Inventories	—	133	241	—	374
Other current assets	2	13	82	—	97
Assets of discontinued operations	—	—	56	—	56
TOTAL CURRENT ASSETS	20	189	1,107	—	1,316
NET PROPERTY	9	131	305	—	445
GOODWILL	—	275	163	—	438
OTHER ASSETS	43	149	114	—	306
INVESTMENTS IN SUBSIDIARIES	724	133	—	(857)	—
TOTAL ASSETS	$796	$877	$1,689	$(857)	$2,505

CURRENT LIABILITIES
Short-term debt	$2	$—	$95	$—	$97
Accounts payable	44	174	456	—	674
Other current liabilities	111	35	265	—	411
Liabilities of discontinued operations	—	—	107	—	107
TOTAL CURRENT LIABILITIES	157	209	923	—	1,289
LONG-TERM DEBT	993	—	2	—	995
RETIREMENT BENEFITS	853	—	224	—	1,077
INTERCOMPANY PAYABLE (RECEIVABLE)	(101)	(242)	343	—	—
OTHER LIABILITIES	89	186	35	—	310
EQUITY (DEFICIT) ATTRIBUTABLE TO ARVINMERITOR, INC.	(1,195)	724	133	(857)	(1,195)
NONCONTROLLING INTERESTS	—	—	29	—	29
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$796	$877	$1,689	$(857)	$2,505

ARVINMERITOR, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Three Months Ended December 31, 2009
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(42)	$16	$53	$—	$27

INVESTING ACTIVITIES
Capital expenditures	—	(6)	(16)	—	(22)
Other investing activities	—	—	1	—	1
Net cash flows provided by discontinued operations	—	—	5		5
CASH USED FOR INVESTING ACTIVITIES	—	(6)	(10)	—	(16)

FINANCING ACTIVITIES
Borrowings on revolving credit facility, net	7	—	—	—	7
Borrowings on account receivable securitization program	—	—	2	—	2
Payments on lines of credit and other, net	—	—	(11)	—	(11)
Intercompany advances	31	—	(31)	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	38	—	(40)	—	(2)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1

CHANGE IN CASH AND CASH EQUIVALENTS	(4)	10	4	—	10

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7	6	82	—	95
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3	$16	$86	$—	$105

ARVINMERITOR, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Three Months Ended December 31, 2008
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(99)	$6	$(245)	$—	$(338)

INVESTING ACTIVITIES
Capital expenditures	(1)	(11)	(26)	—	(38)
Other investing activities	—	—	2	—	2
Net cash flows used by discontinued operations			(10)	—	(10)
CASH USED FOR INVESTING ACTIVITIES	(1)	(11)	(34)	—	(46)

FINANCING ACTIVITIES
Borrowings on revolving credit facility, net	103	—	—	—	103
Payments on account receivable securitization program	—	—	(18)	—	(18)
Borrowings on lines of credit and other, net	—	—	3	—	3
Intercompany advances	(160)	—	160	—	—
Cash dividends	(8)	—	—	—	(8)
Net financing cash flows used by discontinued operations	—	—	(9)	—	(9)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(65)	—	136	—	71

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(26)	—	(26)

CHANGE IN CASH AND CASH EQUIVALENTS	(165)	(5)	(169)	—	(339)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	174	24	299	—	497
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9	$19	$130	$—	$158

ARVINMERITOR, INC.

Item 2.   Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Fiscal year 2009 was extremely difficult for us and the industries in which we participate. We believe that the substantial uncertainty and significant deterioration in the worldwide credit markets and the global economic downturn in 2009 impacted the demand for the products of our customers as highlighted in the production volumes summarized below. Many of our customers experienced sharp declines in production and sales volumes, which started in November 2008 and continued throughout fiscal year 2009. Although we are now seeing steady improvement from fiscal year 2009 low points, we expect production volumes to continue at reduced levels in the near term with recovery varying by region. We responded to the weakness in global business conditions in fiscal year 2009 by aggressively lowering our ‘break-even’ point through comprehensive restructuring and cost-reduction initiatives. We continued to implement and execute our long-term profit improvement and cost reduction initiative called “Performance Plus”, which was launched in fiscal year 2007, and focused on improving cash flow by maintaining tight controls on global inventory, pursuing working capital improvements, reducing capital spending and significantly reducing discretionary spending. These initiatives were crucial to our success in fiscal year 2009 in weathering the global recession and preparing for future economic recovery. We expect the lower cost base that we have established through our disciplined approach to cost reductions to serve us well not only through the current difficult environment but also during future periods of economic recovery.

Despite lower sales as compared to our first quarter of fiscal year 2009, primarily due to the lower production volumes, our financial results for the quarter ended December 31, 2009 were significantly improved. Segment EBITDA for the three months ended December 31, 2010 was $57 million compared to negative $221 million in the prior year first quarter. The significantly improved EBITDA performance is primarily due to the cost reductions previously discussed. In addition, we recognized approximately $223 of non-cash impairment charges in the prior year, primarily for long-lived assets in our Light Vehicle Systems (LVS) business segment.

While we have been unable to fully offset recent market declines, we are focused on actions to improve our market share and diversification strategies to help offset the decline. We continue to remain focused on ensuring access to adequate liquidity throughout this challenging business climate to maintain our operations and fund future growth. These strategies are also expected to position us well as markets recover.

The following table reflects estimated automotive and commercial vehicle production volumes for selected original equipment (OE) markets for the first quarter ended December 31, 2009 and 2008 based on available sources and management’s estimates.

	Three Months Ended December 31,		Unit	Percent
	2009	2008	Change	Change
Commercial Vehicles (in thousands)
North America, Heavy-Duty Trucks	31.0	45.6	(14.6)	(32)%
North America, Trailers	20.8	33.5	(12.7)	(38)%
Europe, Heavy- and Medium-Duty Trucks	49.9	121.4	(71.5)	(59)%
Europe, Trailers	16.0	19.4	(3.4)	(17)%
South America, Heavy- and Medium-Duty Trucks	37.8	38.0	(0.2)	(1)%

Light Vehicles (in millions)
North America	2.7	2.7	—	—%
Europe	4.5	4.0	0.5	12%
South America	1.0	0.7	0.3	43%

ARVINMERITOR, INC.

In addition, our business continues to address a number of challenging industry-wide issues including the following:

•	Weakened financial condition of original equipment manufacturers and suppliers;
•	Disruptions in the financial markets and its impact on the availability and cost of credit;
•	Excess capacity;
•	Consolidation and globalization of OEMs and their suppliers;
•	Fluctuating costs and availability of steel and other raw materials;
•	Higher energy and transportation costs;
•	OE pricing pressures;
•	Pension and retiree medical health care costs; and
•	Currency exchange rate volatility.

Other significant factors that could affect our results and liquidity in fiscal year 2010 include:

•	Volatility in financial markets around the world;
•	Timing and extent of recovery of the production and sales volumes in commercial and light vehicle markets around the world;
•	A significant further deterioration or slowdown in economic activity in the key markets we operate;
•	Further lower volume of orders from key customers;
•	The financial strength of our suppliers and customers, including potential bankruptcies;
•	Higher than planned price reductions to our customers;
•	Volatility in price and availability of steel and other commodities;
•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;
•	Our ability to successfully complete the separation of our light vehicle businesses from our commercial vehicle business, with respect to our Body Systems business;
•	The impact of our recent divestitures;
•	Additional restructuring actions and the timing and recognition of restructuring charges;
•	Higher than planned warranty expenses, including the outcome of known or potential recall campaigns;
•	Our ability to implement planned productivity and cost reduction initiatives;
•	Significant contract awards or losses of existing contracts;
•	The impact of currency fluctuations on sales and operating income; and
•	The impact of any new accounting rules.

ARVINMERITOR, INC.

LVS Divestiture Strategy

In conjunction with our long-term strategic objective to focus on supplying the commercial vehicle on- and off-highway markets for original equipment manufacturers, aftermarket and industrial customers, we previously announced our intent to divest the LVS business groups. In October 2009, we completed the sale of our 57 percent interest in Meritor Suspension Systems Company (MSSC) to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD (MSM). The results of operations and cash flows of this business are presented in discontinued operations in the consolidated statements of operations and consolidated statement of cash flows and prior periods have been recast to reflect this presentation. As a result of this sale, as well as the sale of many of our other LVS businesses in fiscal year 2009, the LVS business segment consists primarily of our Body Systems’ business.

We are continuing to strategically evaluate all options with respect to divesting our LVS Body Systems business, including a sale of the entire business, multiple sales of portions of the business, shut downs of portions of the business or a combination of partial sales and shut downs. We expect that the divestiture process will extend until the end of 2010 or beyond. There are significant risks, uncertainties and costs inherent in any options we may pursue, including the terms upon which any sale agreement with respect to any portion of the business may be entered into (including potential substantial costs) and the amount of any exit costs.

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

ARVINMERITOR, INC.

Results of Operations

The following is a summary of our financial results (in millions, except per share amounts):

	Three Months Ended December 31,
	2009	2008
Sales:
Commercial Truck	$433	$595
Industrial	226	210
Aftermarket & Trailer	222	254
Light Vehicle Systems	346	263
Intersegment Sales	(81)	(102)
SALES	$1,146	$1,220
SEGMENT EBITDA:
Commercial Truck	$12	$(6)
Industrial	22	20
Aftermarket & Trailer	17	17
Light Vehicle Systems	6	(252)
SEGMENT EBITDA (1)	57	(221)
Unallocated legacy and corporate costs (2)	(3)	(16)
Loss on sale of receivables	(1)	(4)
Depreciation and amortization	(18)	(26)
Interest expense, net	(23)	(23)
Provision for income taxes	(14)	(630)
LOSS FROM CONTINUING OPERATIONS, attributable to ArvinMeritor, Inc.	(2)	(920)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax, attributable to ArvinMeritor, Inc.	2	(41)
NET INCOME (LOSS), attributable to ArvinMeritor, Inc.	$—	$(961)
DILUTED EARNINGS (LOSS) PER SHARE, attributable to ArvinMeritor, Inc.
Continuing operations	$(0.03)	$(12.72)
Discontinued operations	0.03	(0.57)
Diluted earnings (loss) per share	$—	$(13.29)
DILUTED AVERAGE COMMON SHARES OUTSTANDING	72.7	72.3

(1) Segment EBITDA results reflect $217 million of non-cash impairment charges recognized in the first quarter of fiscal year 2009, primarily impacting the LVS segment.

(2) Unallocated legacy and corporate costs represent items that are not directly related to our business segments. These costs primarily include pension and retiree medical costs associated with recently sold businesses and other legacy costs for environmental and product liability. Unallocated legacy and corporate costs for the three months ended December 31, 2008 include $6 million of costs associated with the previously planned spin-off of the LVS business and $6 million non-cash impairment charges associated with certain corporate long-lived assets.

ARVINMERITOR, INC.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Sales

The following table reflects total company business segment sales for the three months ended December 31, 2009 and 2008. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	December 31,		Dollar	%		Volume
	2009	2008	Change	Change	Currency	/ Other
Sales:
Commercial Truck	$433	$595	$(162)	(27)%	$30	$(192)
Industrial	226	210	16	8%	6	10
Aftermarket & Trailer	222	254	(32)	(13)%	10	(42)
Light Vehicle Systems	346	263	83	32%	19	64
Intersegment Sales	(81)	(102)	21	(21)%	(7)	28
TOTAL SALES	$1,146	$1,220	$(74)	(6)%	$58	$(132)

Commercial Truck sales were $433 million in the first three months of fiscal year 2010, down 27 percent from the first three months of fiscal year 2009. The effect of foreign currency translation increased sales by $30 million. Excluding the effects of foreign currency, sales decreased by $192 million or 32 percent, primarily due to significantly lower OE production volumes in Europe and North America. European heavy- and medium-duty truck production volumes decreased 59 percent compared to the prior year. Production volumes in the North American Class 8 commercial vehicle truck markets were lower by 32 percent compared to the prior year. Many of our customers experienced sharp declines in production and sales volumes in the prior year, which started in November 2008 and continued throughout our fiscal year 2009. Although we are now seeing steady improvement from 2009 low points, we expect production volumes to continue at reduced levels in the near term with recovery varying by region.

Industrial sales were $226 million in the first quarter of 2010, up 8 percent from the first quarter of 2009. The increase in sales was primarily due to higher sales in the Asia-Pacific region, which increased approximately 63 percent from the prior year, primarily in India. These increases were partially offset by lower sales in the first quarter of fiscal year 2010 as compared to the same period last year of our military products primarily associated with the Mine Resistant Ambush Protection program.

Aftermarket & Trailer sales were $222 million in the first three months of fiscal year 2010, down 13 percent from the first three months of fiscal year 2009. The decrease in sales is primarily due to lower sales of products for trailer applications, which decreased approximately 18 percent from the prior year. In addition, sales of our aftermarket products were down approximately 11 percent primarily due to lower sales of military service parts. The effect of foreign currency translation partially offset these declines.

Light Vehicle Systems sales were $346 million in the first quarter of 2010, up from $263 million in the first quarter of 2009. The effect of foreign currency translation increased sales by $19 million. Excluding the impact of foreign currency translation, sales increased by $64 million or 24 percent compared to the prior year. The increase in sales is primarily due to higher light vehicle production volumes in Europe compared to the prior year’s first fiscal quarter. However, light vehicle production continues to be at historically low levels and is expected to remain at these low levels in the near term.

Cost of Sales and Gross Profit

Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended December 31, 2009 was $1,031 million compared to $1,145 million in the prior year, representing a decrease of 10 percent. The decrease in costs of sales is primarily due to the reduced sales volumes discussed above.

Total cost of sales were approximately 90 percent of sales for the three months ended December 31, 2009 compared to approximately 94 percent for the first three months of the prior year. The decrease on a percentage basis is primarily due to significant reduction in variable and fixed costs compared to the first quarter of fiscal year 2009. As previously mentioned, we aggressively lowered our ‘break-even’ point throughout fiscal year 2009 through comprehensive restructuring and structural cost-reduction initiatives.

ARVINMERITOR, INC.

The following table summarizes significant factors contributing to the changes in costs of sales during the three months ended December 31, 2009 compared to the same period in the prior year (in millions):

Cost of Sales
Three months ended December 31, 2008	$1,145
Volumes and mix	(95)
Foreign exchange	45
Depreciation expense	(8)
Other cost reductions, net	(56)
Three months ended December 31, 2009	$1,031

Changes in the components of cost of sales year over year are summarized as follows:

Lower material costs	$(70)
Lower labor and overhead costs	(18)
Other	(26)
Total decrease in costs of sales	$(114)

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended December 31, 2009 decreased by approximately $70 million compared to the same period last year, primarily as a result of lower sales volumes. Material costs for much of fiscal year 2009 were negatively impacted by higher average steel prices, partially offset by improvements in material performance compared to the prior year. Steel indexes saw a rapid increase beginning in the second quarter of fiscal year 2008 and remained at relatively higher levels through the first three quarters of fiscal year 2009. More recently, steel indexes have declined to normalized levels. Recovery practices with customers are generally consistent with index movements in steel prices.

Labor and overhead costs decreased by $18 million compared to the same period in the prior year. The decrease was primarily due to the lower sales volumes. Other factors favorably impacting labor and overhead costs are savings associated with the company’s restructuring actions, continuous improvement and rationalization of operations, as well as government assistance in certain European jurisdictions. Depreciation expense was lower by $8 million compared to the same period in the prior year primarily due to the non-cash asset impairment charges recorded in our LVS segment in the first quarter of fiscal year 2009.

As a result of the above, gross profit for the three months ended December 31, 2009 was $115 million compared to $75 million in the same period last year. Gross margins increased to 10 percent for the three months ended December 31, 2009 compared to 6 percent in the same period last year.

Other Income Statement Items

Selling, general and administrative expenses for the three months ended December 31, 2009 and 2008 are summarized as follows (in millions):

	2009		2008		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
LVS separation costs	$—	—%	$(6)	0.5%	$(6)	(0.5)	pts
Loss on sale of receivables	(1)	—%	(4)	0.3%	(3)	(0.3)	pts
Short- and long-term variable compensation	(10)	0.9%	—	—%	10	0.9	pts
All other SG&A	(74)	6.5%	(87)	7.2%	(13)	(0.7)	pts
Total SG&A	$(85)	7.4%	$(97)	8.0%	$(12)	(0.6)	pts

ARVINMERITOR, INC.

LVS separation costs are third-party transaction costs incurred in connection with the previously planned spin-off of the LVS business. Loss on sale of receivables decreased as the amount of receivables we sold under off-balance sheet factoring programs during the first three months of the current fiscal year were significantly lower than the same period in the prior year due to a decrease in our sales. In the prior year’s first fiscal quarter, we eliminated substantially all variable incentive compensation pay for the 2009 fiscal year. All other SG&A represents normal selling, general and administrative expenses. The decrease in all other SG&A compared to the prior year is a result of savings associated with various restructuring and other cost reduction initiatives, including reduced discretionary spending, and headcount reductions.

Long-lived asset and goodwill impairment charges for first quarter of fiscal year 2009 were $153 million and $70 million, respectively. These non-cash impairment charges primarily related to our LVS segment. In the prior year first fiscal quarter, management determined that certain asset impairment charges were required due to declines in overall economic conditions, including significant reductions in current and forecasted production volumes for light and commercial vehicles.

Operating income for the first quarter of fiscal year 2010 was $28 million, compared to an operating loss of $269 million in the first quarter of fiscal year 2009. The improved operating results were as a result of the items explained above.

Equity in earnings of affiliates was $10 million in the first quarter of fiscal year 2010, compared to $4 million in the same period in the prior year. The increase is primarily due to higher earnings from our CVS affiliates in Brazil, the United States and India.

Provision for income taxes in the first three months of fiscal year 2010 was $14 million compared to $630 million in the same period in the prior year. Income tax expense in the first quarter of fiscal year 2010 was unfavorably impacted by losses in certain tax jurisdictions where tax benefits are no longer being recognized. Included in the prior year tax provision is a $633 million non-cash charge related to recording valuation allowances against net deferred tax assets in certain jurisdictions, primarily the United States and France. Based on our assessment of historical tax losses, combined with significant uncertainty as to the timing of recovery in the global markets, we concluded that valuation allowances were required against the deferred tax assets in certain jurisdictions. Income tax expense in the first quarter of fiscal year 2009 was also unfavorably impacted by current period losses in certain tax jurisdictions where tax benefits are no longer being recognized.

Income from continuing operations for the first quarter of fiscal year 2010 was $1 million, compared to a loss of $918 million, for the first quarter of fiscal year 2009. The reasons for the decrease in loss are discussed above.

Income from discontinued operations was $2 million in the first quarter of fiscal year 2010, compared to a loss of $53 million in the same period in the prior year. Significant items included in results from discontinued operations in the first quarter of fiscal year 2010 and 2009 include the following:

	Three Months Ended December 31,
	2009	2008
Gain on sale of business, net	$16	$—
Asset impairment charges	—	(56)
Other	(15)	(1)
Operating income (loss), net	—	(14)
Income (loss) before income taxes	1	(71)
Benefit for income taxes	1	18
Net income (loss)	2	(53)
Net income (loss) attributable to noncontrolling interests	—	12
Income (loss) from discontinued operations attributable to ArvinMeritor, Inc.	$2	$(41)

Gain on sale of business, net: We recognized a pre-tax gain of $16 million ($16 million after-tax), net of indemnity obligations, on the sale of our 57 percent interest in MSSC in October 2009.

Asset impairment charges: We recognized non-cash impairment charges in the prior year first fiscal quarter, as management determined that certain asset impairment charges were required due to declines in overall economic conditions, including significant reductions in current and forecasted production volumes for light vehicles and the impact on expected sale value upon eventual disposition.

Other: Other primarily relates to charges for changes in estimates for purchase price adjustments and indemnity obligations for previously sold businesses.

ARVINMERITOR, INC.

Net income attributable to noncontrolling interests for the first quarter of fiscal year 2010 was $3 million compared to net loss attributable to noncontrolling interests of $10 million for the first quarter of fiscal year 2009. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated joint ventures.

Net income (loss) attributable to ArvinMeritor, Inc. was breakeven for the three months ended December 31, 2009 compared to a loss of $961 million for the three months ended December 31, 2008. The decrease in loss is attributable to reasons described above.

Segment EBITDA and EBITDA Margins

As a result of the divestitures of many of our LVS businesses, LVS now consists primarily of Body Systems’ business, composed of roofs and doors products. In order to better reflect the importance of our remaining core commercial vehicle businesses and a much smaller LVS business and to reflect the manner in which management reviews information regarding our business, we revised our reporting segments in the fourth quarter of fiscal year 2009. We refer to our three commercial vehicle segments (Commercial Truck, Industrial and Aftermarket & Trailer) collectively, as our “Core Business”. All prior period amounts have been recast to reflect the revised reporting segments.

The following table reflects segment EBITDA and EBITDA margins for the three months ended December 31, 2009 and 2008 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	December 31,			December 31,
	2009	2008	$ Change	2009	2008	Change
Commercial Truck	$12	$(6)	$18	2.8%	(1.0)%	3.8	pts
Industrial	22	20	2	9.7%	9.5%	0.2	pts
Aftermarket & Trailer	17	17	—	7.7%	6.7%	1.0	pts
LVS	6	(252)	258	1.7%	(95.8)%	97.5	pts
Segment EBITDA	$57	$(221)	$278	5.0%	(18.1)%	23.1	pts

Significant items impacting year over year segment EBITDA include the following:

	Commercial Truck	Industrial	Aftermarket & Trailer	LVS	TOTAL
Segment EBITDA– Quarter ended December 31, 2008	$(6)	$20	$17	$(252)	$(221)
Prior year asset impairment charges	8	—	—	209	217
Lower restructuring costs	7	1	—	11	19
Higher earnings from unconsolidated affiliates	4	1	—	1	6
Reinstatement of temporary cost reductions	(6)	(2)	(3)	(1)	(12)
Higher pension and retiree medical costs	(2)	(1)	(1)	—	(4)
Volume, performance and other, net of cost reductions	7	3	4	38	52
Segment EBITDA – Quarter ended December 31, 2009	$12	$22	$17	$6	$57

ARVINMERITOR, INC.

Restructuring costs included in our business segment results during the three months ended December 31, 2009 and 2008 are as follows (in millions):

	Commercial Truck		Industrial		Aftermarket & Trailer		LVS		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Performance Plus actions	$—	$—	$—	$—	$—	$—	$2	$1	$2	$1
Fiscal year 2009 actions (reduction in workforce)	—	7	—	1	—	—	—	12	—	20
Total restructuring costs (1)	$—	$7	$—	$1	$—	$—	$2	$13	$2	$21

(1) Total segment restructuring costs do not include those recorded in unallocated corporate costs. There were no unallocated corporate restructuring costs in the first quarter of fiscal year 2010 and $3 million in the first quarter of fiscal year 2009, primarily related to employee termination benefits.

Commercial Truck EBITDA was $12 million in the first three months of fiscal year 2010, up $18 million compared to the same period in the prior year. The impact of lower commercial truck production volumes in Europe and North America adversely impacted EBITDA in the first quarter of fiscal year 2010. However, the unfavorable impact of lower sales was more than offset by savings associated with prior restructuring and cost reduction initiatives, higher earnings from our unconsolidated joint ventures and lower restructuring costs and asset impairment charges. Included in EBITDA for the first quarter of fiscal year 2009 were restructuring costs of $7 million primarily related to reductions in force implemented globally in fiscal year 2009 and $8 million of asset impairment charges associated with obsolete production equipment resulting from reduced production of our Carrollton, Kentucky facility.

Industrial EBITDA was $22 million in the first quarter of fiscal year 2010, up $2 million compared to the prior year.

Aftermarket & Trailer EBITDA was $17 million in the first quarter of fiscal year 2010, no change compared to the same period in the prior year. EBITDA margin increased to 7.7 percent from 6.7 percent.

LVS EBITDA was $6 million in the first three months of fiscal year 2010, compared to EBITDA of negative $252 million in the same period in the prior year. Included in EBITDA in the prior year are non-cash impairment charges of $209 million, of which $139 million relates to certain fixed assets and $70 million relates to goodwill. In the first quarter of fiscal year 2009, management determined an impairment review of goodwill and certain long-lived assets was required due to recent declines in overall economic conditions including tightening credit markets and significant reductions in current and forecasted production volumes for light vehicles. These events contributed to a significant decline in the fair value of our LVS business and related long-lived assets.

In the prior year, the impact of lower light vehicle production volumes in all regions along with higher material costs, primarily steel, significantly impacted LVS EBITDA. LVS EBITDA for the three months ended December 31, 2009 was favorably impacted by higher production volumes in Europe compared to the same period last year as well as significant cost reductions implemented in fiscal year 2009. Also included in EBITDA for the first three months of fiscal year 2010 are restructuring costs of $2 million, compared to $13 million in the first three months of fiscal year 2009. Restructuring costs primarily relate to reductions in force actions implemented globally, including the elimination of the LVS corporate divisional structure.

ARVINMERITOR, INC.

Financial Condition

Cash Flows (in millions)

	Three Months Ended December 31,
	2009	2008
OPERATING CASH FLOWS
Income (loss) from continuing operations	$1	$(918)
Depreciation and amortization	18	26
Asset impairment charges	—	223
Deferred income tax expense	4	622
Pension and retiree medical expense	25	19
Pension and retiree medical contributions	(21)	(46)
Restructuring costs, net of payments	(3)	13
Decrease in working capital	(46)	(266)
Changes in sale of receivables	54	(4)
Other, net	(8)	10
Cash flows provided by (used for) continuing operations	24	(321)
Cash flows provided by (used for) discontinued operations	3	(17)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$27	$(338)

Cash provided by operating activities for the first quarter of fiscal year 2010 was $27 million, compared to cash used of $338 million in the first three months of fiscal year 2009. The increase in cash flow is primarily attributable to improved earnings, lower uses of cash for working capital and lower pension and retiree medical contributions. Pension and retiree medical contributions in the prior year include a $28 million payment related to a settlement of a retiree medical lawsuit. Also unfavorably impacting prior year cash flow is a $25 million payment associated with a settlement of a commercial matter with a customer.

	Three Months Ended December 31,
	2009	2008
INVESTING CASH FLOWS
Capital expenditures	$(22)	$(38)
Other investing activities	1	2
Net investing cash flows provided by (used for) discontinued operations	5	(10)
CASH USED FOR INVESTING ACTIVITIES	$(16)	$(46)

Cash used for investing activities was $16 and $46 million in the first three months of fiscal year 2010 and 2009, respectively. Capital expenditures decreased to $22 million in the first quarter of fiscal year 2010 from $38 million in the first quarter of the prior year.

	Three Months Ended December 31,
	2009	2008
FINANCING CASH FLOWS
Borrowings on revolving credit facility, net	$7	$103
Borrowings (payments) on accounts receivable securitization program	2	(18)
Borrowings (payments) on lines of credit and other	(11)	3
Net change in debt	(2)	88
Cash dividends	—	(8)
Net financing cash flows used for discontinued operations	—	(9)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$(2)	$71

Cash used for financing activities was $2 million in the first three months of fiscal year 2010 compared to cash provided by financing activities of $71 million in the first three months of fiscal year 2009. The decrease primarily relates to lower borrowings on our revolving credit facility. The higher borrowings in the prior year reflect higher uses of cash for operating activities in the prior year (see “Operating Cash Flows” above). We also paid cash dividends of $8 million in the quarter ended December 31, 2008. In February 2009, we announced that the Board of Directors determined to suspend the company’s quarterly dividend until further notice.

ARVINMERITOR, INC.

Liquidity

Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	December 31,	September 30,
	2009	2009
Fixed-rate debt securities	$527	$527
Fixed-rate convertible notes	500	500
Revolving credit facility	35	28
Borrowings under U.S. accounts receivable securitization program	85	83
Unamortized discount on convertible notes	(83)	(85)
Unamortized gain on swap unwind	21	23
Lines of credit and other	5	16
Total debt	$1,090	$1,092

Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements and funding of restructuring, business and product development programs. We expect fiscal year 2010 capital expenditures for our business segments, including LVS, to be in the range of $90 million to $110 million. In addition, we expect restructuring cash costs to be approximately $25 million in fiscal year 2010.

We generally fund our operating and capital needs primarily with cash on hand, our various accounts receivable securitization and factoring arrangements and availability under our revolving credit facility. Cash in excess of local operating needs is generally used to reduce amounts outstanding under our revolving credit facility. Upon expiration of our current revolving facility in June 2011, we will require a new or renegotiated facility (which is expected to be smaller and may have less favorable terms than our current facility) or other financing arrangements. Our ability to access additional capital in the long-term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. In fiscal year 2009, our credit rating decreased and we saw a significant decline in our stock price. We continuously evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire, exchange or redeem outstanding indebtedness, issue new equity or enter into new lending arrangements if conditions warrant.

Sources of liquidity as of December 31, 2009, in addition to cash on hand, are as follows:

	Total Facility Size	Unused as of 12/31/09	Current Expiration
On-balance sheet arrangements:
Revolving credit facility	$666	$605	June 2011
Committed U.S. securitization	125	40	September 2011
Total on-balance sheet arrangements	791	645

Off-balance sheet arrangements:
Committed receivable factoring programs	308	186	October 2010
Other uncommitted factoring facilities	158	133	Various
Total off-balance sheet arrangements	466	319
Total available sources	$1,257	$964

Cash and Liquidity Needs – Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. In addition, although our long term strategy is to become primarily a commercial vehicle and industrial company, the financial and economic environment has made this difficult to accomplish in the short term and has left us with servicing the cash outflows of certain of our light vehicle businesses, which were substantial in the first six months of fiscal year 2009. The divestiture in fiscal year 2009 of several of our light vehicle Chassis businesses, in addition to restructuring actions and other cost reductions taken during the fiscal year, have limited the cash outflow of our remaining LVS businesses. However, the cash needs of the remaining LVS businesses could be significant while we continue to operate these businesses. In addition, potential cash costs to sell or shut down all or portions of our Body Systems business may be substantial dependent on the timing and specific actions to complete this process.

ARVINMERITOR, INC.

Our availability under the revolving credit facility is subject to a senior secured debt to EBITDA ratio covenant, as defined in the agreement, which will likely limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the revolving credit facility every other day during the quarter. We were in compliance with this covenant as of December 31, 2009.

Future Covenant Compliance – Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, vehicle production schedules and customer demand and access to other borrowing arrangements such as factoring or securitization facilities. Even taking into account these and other factors, and with the assumption that the current trends in the commercial vehicle and automotive industries continue, management expects to have sufficient liquidity to fund our operating requirements through the term of our existing revolving credit facility in June 2011.

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

Revolving Credit Facility – We have a $700 million revolving secured credit facility that matures in June 2011. Due to the bankruptcy of Lehman Brothers in fiscal year 2008, $34 million of these commitments are currently unavailable. The remaining amount of availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. At December 31 and September 30, 2009, there were $35 million and $28 million of borrowings outstanding, respectively. The $700 million revolving credit facility includes $150 million of availability for the issuance of letters of credit. At December 31, 2009 and September 30, 2009, approximately $26 million and $27 million letters of credit were issued, respectively.

Our availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of the company’s senior secured indebtedness (consisting principally of amounts outstanding under the revolving credit facility) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total senior secured-debt-to-EBITDA ratio, as defined in the agreement, no greater than 2.00 to 1 on the last day of any fiscal quarter. At December 31, 2009, we were in compliance with the above noted covenants with a ratio of approximately 0.41x for the senior secured-debt-to-EBITDA covenant. Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility.

Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At December 31, 2009, the margin over the LIBOR rate was 275 basis points, and the commitment fee was 50 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 175 basis points.

Accounts Receivable Securitization and Factoring – As of December 31, 2009, we participate in accounts receivable factoring and securitization programs with total amounts utilized of approximately $232 million of which $207 million were attributable to committed facilities by established banks. At December 31, 2009, of the total $232 million utilized, $147 million relates to off-balance sheet securitization and factoring arrangements (see “Off-Balance Sheet Arrangements”). In addition, $85 million was attributable to our U.S. securitization facility, which is provided on a committed basis by a syndicate of financial institutions led by GMAC Commercial Finance LLC and expires in September 2011.

U.S. Securitization Program: Since 2005 we participated in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. In September 2009, in anticipation of the expiration of the existing facility, we entered into a new, two year $125 million U.S. receivables financing arrangement with a syndicate of financial institutions led by GMAC Commercial Finance LLC. Under this program, we sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. The maximum borrowing capacity under this program is $125 million subject to adequate eligible accounts receivable. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At December 31, 2009, $85 million was outstanding under this program. Borrowings under this arrangement are collateralized by approximately $134 million of receivables held at ARC at December 31, 2009. This program does not have specific financial covenants; however it does have a cross-default provision to our revolving credit facility agreement.

ARVINMERITOR, INC.

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

Off-Balance Sheet Arrangements

Accounts Receivable Securitization and Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at December 31, 2009, of approximately $147 million, of which $87 million and $35 million were attributable to a Swedish securitization facility and a French factoring facility, respectively, both of which involve the securitization or sale of Volvo AB accounts receivables. These programs are described in more detail below.

Swedish Securitization Facility: In March 2006, we entered into a European arrangement to sell trade receivables through one of our European subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. Effective October 2009, the facility size was reduced to €90 million. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized, net of retained interests, €62 million ($87 million) and €38 million ($56 million) of this accounts receivable securitization facility as of December 31, 2009 and September 30, 2009, respectively.

French Factoring Facility: In November 2007, we entered into an arrangement to sell trade receivables through one of our French subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized €25 million ($35 million) and €10 million ($16 million) of this accounts receivable securitization facility as of December 31, 2009 and September 30, 2009, respectively.

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

In addition, several of our subsidiaries, primarily in Europe, factor eligible accounts receivables with financial institutions. The amount of factored receivables was $25 million and $21 million at December 31, 2009 and September 30, 2009, respectively.

Contingencies

      Contingencies related to environmental, asbestos and other matters are discussed in Note 19 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

New accounting standards to be implemented:

In December 2008, the Financial Accounting Standards Board (FASB) issued guidance on defined benefit plans that requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, and is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The impact of this guidance will be reflected in the company’s consolidated financial statements upon adoption.

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

ARVINMERITOR, INC.

In June 2009, the FASB issued guidance for the consolidation of variable interest entities (VIEs) to address the elimination of the concept of a qualifying special purpose entity. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the new guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance is effective for the first annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The company is currently assessing what impact, if any, that this guidance will have on its financial position, results of operations and cash flows.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. The guidance in ASU 2010-06 amends Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. ASU 2010-06 does not change how fair values are measured. The company is currently assessing what impact, if any, that this guidance will have on its financial statements.

Accounting standards implemented in fiscal year 2010:

In December 2007, the FASB issued consolidation guidance that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The guidance also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. If a parent retains a noncontrolling equity investment in the former subsidiary, that investment is measured at its fair value. This guidance is effective for the company for its fiscal year beginning October 1, 2009 and, as required, has been applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented. The company has modified the presentation and disclosure of noncontrolling interests in accordance with the requirement of the guidance, which resulted in changes in the presentation of the company’s consolidated statement of operations and condensed consolidated balance sheet and cash flows; and required it to incorporate a condensed consolidated statement of shareowners’ equity (deficit) and comprehensive income (loss). The adoption of this consolidation guidance did not have any other significant effect on the company’s financial statements.

In May 2008, the FASB issued guidance contained in ASC Topic 470-20, “Debt with Conversion and Other Options” which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This topic requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. Topic 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required.

This guidance impacts the company’s accounting for its outstanding $300 million convertible notes issued in 2006 (the 2006 convertible notes) and $200 million convertible notes issued in 2007 (the 2007 convertible notes) (see Notes 3 and 16). On October 1, 2009, the company adopted this guidance and applied its impact retrospectively to all periods presented. Upon adoption, the company recognized the estimated equity component of the convertible notes of $108 million ($69 million after tax) in additional paid-in capital. In addition, the company allocated $4 million of unamortized debt issuance costs to the equity component and recognized this amount as a reduction to additional paid-in capital. The company also recognized a discount on convertible notes of $108 million, which is being amortized as non-cash interest expense over periods of ten and twelve years for the 2006 convertible notes and 2007 convertible notes, respectively. The periods of ten and twelve years represent the expected life of the convertible notes based on the earliest period holders of the notes may redeem them. Non-cash interest expense for the amortization of the discount was $8 million, $7 million and $6 million for fiscal years 2009, 2008 and 2007, respectively. At December 31, 2009, the remaining amortization periods for the 2006 convertible notes and 2007 convertible notes were six years and nine years, respectively. Effective interest rates on the 2006 convertible notes and 2007 convertible notes were 7.0 percent and 7.7 percent, respectively.

ARVINMERITOR, INC.

Upon recognition of the equity component of the convertible notes, the company also recognized a deferred tax liability of $39 million as the tax effect of the basis difference between carrying and notional values of the convertible notes. The carrying value of this deferred tax liability was offset with certain net deferred tax assets in the first quarter of fiscal year 2009 for determining valuation allowances against those deferred tax assets (see Note 7 for additional information on valuation allowances).

At December 31 and September 31, 2009, the carrying amount of the equity component recognized upon adoption was $67 million. The following table summarizes other information related to the convertible notes.

	December 31,	September 30,
	2009	2009
Components of the liability balance (in millions):
Principal amount of convertible notes	$500	$500
Unamortized discount on convertible notes	(83)	(85)
Net carrying value	$417	$415

	Three Months Ended December 31,
	2009	2008
Interest costs recognized (in millions):
Contractual interest coupon	$5	$5
Amortization of debt discount	2	2
Total	$7	$7

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

Interest rate risk relates to the gain/increase or loss/decrease we could incur in our debt balances and interest expense. To manage this risk, we enter into interest rate swaps from time to time to economically convert portions of our fixed-rate debt into floating rate exposure, ensuring that the sensitivity of the economic value of debt falls within our corporate risk tolerances. We had no outstanding interest rate swaps at December 31, 2009. It is our policy not to enter into derivative instruments for speculative purposes, and, therefore, we hold no derivative instruments for trading purposes.

ARVINMERITOR, INC.

Included below is a sensitivity analysis to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk. The model assumes a 10% hypothetical change (increase or decrease) in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.

Market Risk	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Favorable / (Unfavorable) Impact on
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$—	$—	Fair Value
Foreign currency denominated debt	0.5	(0.5)	Fair Value
Forward contracts in EUR(1)	(6.6)	6.6	Fair Value

Interest Rate Sensitivity:	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Favorable / (Unfavorable) Impact on
Debt - fixed rate	$(29.8)	$31.6	Fair Value
Debt - variable rate(2)	(0.6)	0.6	Cash Flow

(1)

Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)     Includes domestic and foreign debt.

At December 31, 2009, a 10% decrease in quoted currency exchange rates would result in no change in forward contracts in USD, a potential gain of approximately $6.6 million in forward contracts in EUR, and a potential loss of approximately $0.5 million in foreign currency denominated debt.

At December 31, 2009, the fair value of debt outstanding was approximately $1,076 million. A 50 basis points decrease in quoted interest rates would result in favorable impacts of $31.6 million and $0.6 million in fixed rate debt and variable rate debt, respectively.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

ARVINMERITOR, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth below in this Quarterly Report and under Note 19 “Contingencies,” there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 27, 2009.

On October 5, 2006, ZF Meritor LLC, a joint venture between an ArvinMeritor subsidiary and ZF Friedrichshafen AG, filed a lawsuit against Eaton Corporation in the United States District Court for the District of Delaware, alleging that Eaton had engaged in exclusionary, anticompetitive conduct in the markets for heavy-duty truck transmissions, in violation of the U.S. antitrust laws. The plaintiffs seek an injunction prohibiting Eaton from engaging in such anticompetitive conduct and monetary damages. On October 8, 2009, the jury found that Eaton engaged in exclusionary and anticompetitive conduct in the sale and marketing of heavy-duty truck transmissions. This ruling completed the initial phase of the trial in which the jury was asked to determine whether or not Eaton was liable for the alleged violations. Given the jury’s finding that Eaton did engage in anticompetitive conduct, the parties are expected to now proceed to the damages phase of the legal process through a separate trial. On December 10, 2009, Eaton filed a request for oral argument on its motion for judgment as a matter of law or new trial.

On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. The company intends to vigorously defend the claims raised in all of these actions. The company is unable to estimate a range of exposure, if any, at this time. The Antitrust Division of the U.S. Department of Justice (DOJ) was also investigating the allegations raised in these suits. The DOJ issued subpoenas to certain employees of the defendants, which include the company. On January 21, 2010, the DOJ informed defendants that were involved in the DOJ’s investigation that it had closed its investigation without action as to all of them.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 27, 2009.

Until recent quarters, our light vehicle Body Systems business incurred significant operating losses and negative cash flows, driven primarily by the 2008-2009 global financial crisis. The beginnings of recovery in global markets are beginning to be reflected in better operating performance and reduced cash outflows in this business. There can be no assurances that there will not be future operating losses or negative cash flows. In addition, this business has from time-to-time incurred significant warranty charges and there can be no certainty that additional warranty charges in the future will not be significant.

It is our intent to divest our Body Systems business in the most economically advantageous way possible. We have commenced a strategic evaluation of available options to divest this business, which include a sale of the entire business, multiple sales of portions of the business, shutdowns of portions of the business or a combination of partial sales and shutdowns. We expect that the divestiture process could extend until the end of 2010 or beyond. There are significant risks and uncertainties inherent in any options we may pursue. Risks involved in any sale process include the timing and certainty of completion of any transaction and the terms upon which any sale agreement with respect to all or any portion of the business may be entered into. Risks involved in any shutdown include the substantial severance and other payments we will be required to make in connection therewith. Shutdowns will also likely result in our operating the business for a lengthier period. Potential cash costs to sell or shutdown all or portions of the business may be substantial and could be in excess of $100 million. In addition, there is the potential to lose new or replacement customer awards due to the uncertainty as to the future of the business.

Until the closing of any sale or the completion of any shutdown, we will be responsible for the operation of this business. Therefore, it is possible that an extended process could result in operating losses and cash requirements for which we would be responsible, especially if global economic conditions do not continue to improve or begin to worsen. We will continue to evaluate and weigh the costs (which may include significant restructuring costs) to carry the business against any substantial costs to dispose or shutdown various pieces of the business and intend to make the most economically advantageous decisions with respect to this business. Accordingly, because we are still evaluating and will be weighing our possible options, we are unable to estimate with further specificity the costs associated with divesting or shutting down this business.

ARVINMERITOR, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer repurchases

The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of this Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were 5,543 shares so withheld in the first quarter of 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased ___________	(b) Average Price Paid Per Share ___________	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs _______________	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs _______________
10/01/09 – 10/31/09	0	0	N/A	N/A
11/01/09 – 11/30/09	0	0	N/A	N/A
12/01/09 – 12/31/09	5,543	$8.375	N/A	N/A
Total:	5,543	$8.375

(1) Shares of restricted stock were withheld by ArvinMeritor, upon vesting of restricted stock, to satisfy tax withholding requirements.

ARVINMERITOR, INC.

Item 5. Other Information

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. There are risks and uncertainties as well as potential substantial costs relating to the company’s announced plans to divest the Body Systems business of LVS and any of the strategic options under which to pursue such divestiture. In the case of any sale of all or a portion of the business, these risks and uncertainties include the timing and certainty of completion of any sale, the terms upon which any purchase and sale agreement may be entered into (including potential substantial costs) and whether closing conditions (some of which may not be within our control) will be met. In the case of any shutdown of portions of the business, these risks and uncertainties include the amount of substantial severance and other payments as well as the length of time we will continue to have to operate the business, which is likely to be longer than in a sale scenario. There is also a risk of loss of customers of this business due to the uncertainty as to the future of this business. In addition, actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market cycles and conditions, including the recent global economic crisis; the demand for commercial, specialty and light vehicles for which we supply products; availability and sharply rising costs of raw materials, including steel; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); whether the liquidity of the company will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of the company’s suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations and the ability to achieve the expected benefits of restructuring actions; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of the company’s debt; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; the outcome of actual and potential product liability, warranty and recall claims; rising costs of pension and other postretirement benefits; and possible changes in accounting rules; as well as other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of our Annual Report on Form 10-K, as amended, for the year ending September 27, 2009: Item 1. Business, “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Strategic Initiatives”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”; “Legal Proceedings” and “Risk Factors” herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

ARVINMERITOR, INC.

Item 6. Exhibits

10.1	Letter Agreement, dated January 15, 2010, with former executive officer
10.2	Form of Restricted Stock Unit Agreement for Employees under 2010 Long-Term Incentive Plan
10.3	Form of Restricted Stock Unit Agreement for Directors under 2010 Long-Term Incentive Plan
10.4	Form of Restricted Stock Agreement for Directors under 2010 Long-term Incentive Plan
10.5	2010 Long-Term Incentive Plan
10.6	Incentive Compensation Plan
12	Computation of ratio of earnings to fixed charges
23	Consent of Bates White LLC
31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act)
31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

ARVINMERITOR, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINMERITOR, INC.

Date: February 5, 2010	By:	/s/ V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: February 5, 2010	By:	/s/ J.A. Craig
J.A. Craig
Senior Vice President and Chief Financial Officer