Form 10-Q
period 2010-04-04
ARVINMERITOR INC
filed 2010-05-06
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 4, 2010

Commission File No. 1-15983

ARVINMERITOR, INC.
(Exact name of registrant as specified in its charter)

Indiana	38-3354643
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification
organization)	No.)

2135 West Maple Road, Troy, Michigan	48084-7186
(Address of principal executive offices)	(Zip Code)

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
     Yes [   ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	Accelerated filer	X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

94,072,706 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on April 4, 2010.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ARVINMERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Unaudited)
Sales	$1,207	$962	$2,353	$2,182
Cost of sales	(1,083)	(885)	(2,114)	(2,030)
GROSS MARGIN	124	77	239	152
Selling, general and administrative	(89)	(59)	(174)	(156)
Restructuring costs	—	(46)	(2)	(70)
Asset impairment charges	—	—	—	(153)
Goodwill impairment charges	—	—	—	(70)
Other operating expense	—	(1)	—	(1)
OPERATING INCOME (LOSS)	35	(29)	63	(298)
Other income	1	—	1	—
Equity in earnings (losses) of affiliates	11	(3)	21	1
Interest expense, net	(31)	(24)	(54)	(47)
INCOME (LOSS) BEFORE INCOME TAXES	16	(56)	31	(344)
Benefit (provision) for income taxes	4	9	(10)	(621)
INCOME (LOSS) FROM CONTINUING OPERATIONS	20	(47)	21	(965)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(3)	(2)	(1)	(55)
NET INCOME (LOSS)	17	(49)	20	(1,020)
Less: Net income (loss) attributable to noncontrolling interests	(4)	—	(7)	10
NET INCOME (LOSS) ATTRIBUTABLE TO ARVINMERITOR, INC.	$13	$(49)	$13	$(1,010)

NET INCOME (LOSS) ATTRIBUTABLE TO ARVINMERITOR, INC.
Net income (loss) from continuing operations	$16	$(48)	$14	$(968)
Loss from discontinued operations	(3)	(1)	(1)	(42)
Net income (loss)	$13	$(49)	$13	$(1,010)
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.20	$(0.66)	$0.18	$(13.37)
Discontinued operations	(0.04)	(0.01)	(0.01)	(0.58)
Basic earnings (loss) per share	$0.16	$(0.67)	$0.17	$(13.95)
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.20	$(0.66)	$0.18	$(13.37)
Discontinued operations	(0.04)	(0.01)	(0.01)	(0.58)
Diluted earnings (loss) per share	$0.16	$(0.67)	$0.17	$(13.95)

Basic average common shares outstanding	80.3	72.6	76.4	72.4
Diluted average common shares outstanding	83.1	72.6	79.0	72.4
Cash dividends per common share	$—	$—	$—	$0.10

See notes to consolidated financial statements. Amounts for prior periods have been recast for discontinued operations.

ARVINMERITOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	March 31,	September 30,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$274	$95
Receivables, trade and other, net	766	694
Inventories	410	374
Other current assets	114	97
Assets of discontinued operations	—	56
TOTAL CURRENT ASSETS	1,564	1,316
NET PROPERTY	433	445
GOODWILL	429	438
OTHER ASSETS	343	306
TOTAL ASSETS	$2,769	$2,505

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$1	$97
Accounts payable	791	674
Other current liabilities	427	411
Liabilities of discontinued operations	—	107
TOTAL CURRENT LIABILITIES	1,219	1,289
LONG-TERM DEBT	1,031	995
RETIREMENT BENEFITS	1,077	1,077
OTHER LIABILITIES	319	310
EQUITY (DEFICIT):
Common stock (March 31, 2010 and September 30, 2009, 94.1 and 74.0
shares issued and outstanding, respectively)	92	72
Additional paid-in capital	883	699
Accumulated deficit	(1,219)	(1,232)
Accumulated other comprehensive loss	(666)	(734)
Total equity (deficit) attributable to ArvinMeritor, Inc.	(910)	(1,195)
Noncontrolling interest	33	29
TOTAL EQUITY (DEFICIT)	(877)	(1,166)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,769	$2,505

See notes to consolidated financial statements.

ARVINMERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended March 31,
	2010	2009
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (See
Note 9)	$92	$(440)
INVESTING ACTIVITIES
Capital expenditures	(42)	(72)
Other investing activities	3	8
Net investing cash flows used for continuing operations	(39)	(64)
Net investing cash flows provided by (used for) discontinued operations	16	(12)
CASH USED FOR INVESTING ACTIVITIES	(23)	(76)
FINANCING ACTIVITIES
Borrowings (payments) on revolving credit facility, net	(28)	318
Payments on accounts receivable securitization program, net	(83)	(23)
Proceeds from debt issuance	245	—
Repayment of notes	(175)	(83)
Payments on lines of credit and other, net	(14)	(2)
Net change in debt	(55)	210
Proceeds from stock issuance	209	—
Issuance and debt extinguishment costs	(44)	—
Other financing activities	(1)	—
Cash dividends	—	(8)
Net financing cash flows provided by continuing operations	109	202
Net financing cash flows provided by discontinued operations	—	8
CASH PROVIDED BY FINANCING ACTIVITIES	109	210
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	1	(26)
CHANGE IN CASH AND CASH EQUIVALENTS	179	(332)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95	497
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$274	$165

See notes to consolidated financial statements. Amounts for prior periods have been recast for discontinued operations.

ARVINMERITOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(In millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(Unaudited)
ArvinMeritor, Inc. Shareowners:
COMMON STOCK
Beginning balance	$72	$72	$72	$72
Issuance of common stock	20	—	20	—
Ending balance	$92	$72	$92	$72
ADDITIONAL PAID-IN CAPITAL
Beginning balance	$701	$692	$699	$692
Issuance of common stock	180	—	180	—
Issuance of restricted stock	—	—	—	(3)
Equity based compensation expense	2	3	4	6
Ending balance	$883	$695	$883	$695
ACCUMULATED DEFICIT
Beginning balance	$(1,232)	$(1,005)	$(1,232)	$(16)
Net income (loss) attributable to ArvinMeritor, Inc.	13	(49)	13	(1,010)
Cash dividends (per share $0.10: 2009)	—	—	—	(8)
Adjustment upon adoption of retirement benefits guidance	—	—	—	(20)
Ending balance	$(1,219)	$(1,054)	$(1,219)	$(1,054)
TREASURY STOCK
Beginning balance	$—	$—	$—	$(3)
Issuance of restricted stock	—	—	—	3
Ending balance	$—	$—	$—	$—
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance	$(684)	$(398)	$(734)	$(225)
Foreign currency translation adjustments	17	(10)	34	(167)
Employee benefit related adjustments	—	(3)	—	(3)
Impact of sale of business	—	—	31	—
Adjustments upon adoption of retirement benefits guidance	—	—	—	9
Unrealized gains (losses)	1	15	3	(10)
Ending balance	$(666)	$(396)	$(666)	$(396)
TOTAL DEFICIT ATTRIBUTABLE TO ARVINMERITOR, INC.	$(910)	$(683)	$(910)	$(683)
Noncontrolling Interests:
Beginning balance	$31	$56	$29	$75
Net income (loss) attributable to noncontrolling interests	4	—	7	(10)
Dividends declared or paid	(2)	(2)	(3)	(9)
Foreign currency translation and other adjustments	—	(4)	—	(6)
Ending balance	$33	$50	$33	$50
TOTAL DEFICIT	$(877)	$(633)	$(877)	$(633)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$17	$(49)	$20	$(1,020)
Foreign currency translation adjustments	17	(9)	30	(168)
Impact of sale of business on employee benefit adjustments	—	—	35	—
Employee benefit adjustments	—	(3)	—	(3)
Adjustments upon adoption of retirement benefits guidance	—	—	—	9
Unrealized gains (losses)	1	15	3	(10)
Total comprehensive income (loss)	35	(46)	88	(1,192)
Noncontrolling interests	(4)	(1)	(7)	11
Comprehensive income (loss) attributable to ArvinMeritor, Inc.	$31	$(47)	$81	$(1,181)

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

     In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2009. The results of operations for the six months ended March 31, 2010, are not necessarily indicative of the results for the full year.

     The company’s fiscal year ends on the Sunday nearest September 30. The second quarter of fiscal years 2010 and 2009 ended on April 4, 2010 and March 29, 2009, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and March 31 are used consistently throughout this report to represent the fiscal year end and second quarter end, respectively.

     The company has evaluated subsequent events through May 5, 2010, the date that the consolidated financial statements were issued.

2. Shareowners’ Equity (Deficit) and Earnings per Share

     In March 2010, we completed an equity offering of 19,952,500 common shares, par value of $1 per share, at a price of $10.50 per share. The proceeds of the offering of $200 million, net of underwriting discounts and commissions, were primarily used to repay outstanding indebtedness under the revolving credit facility and under the U.S. accounts receivable securitization program. The offering was made pursuant to a shelf registration statement filed with the Securities and Exchange Commission on November 20, 2009, which became effective December 23, 2009 (the “Shelf Registration Statement”), registering $750 million aggregate debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale.

     Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards and convertible securities, if applicable.

     A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Basic average common shares outstanding	80.3	72.6	76.4	72.4
Impact of restricted shares and share units	2.8	—	2.6	—
Diluted average common shares outstanding	83.1	72.6	79.0	72.4

     At March 31, 2010, options to purchase 1.5 million shares of common stock were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would be anti-dilutive. The potential effects of stock options and restricted shares and share units were excluded from the diluted earnings per share calculation for the three and six months ended March 31, 2009 because their inclusion in a net loss period would reduce the net loss per share. Therefore, at March 31, 2009, options to purchase 1.9 million shares of common stock were excluded from the computation of diluted earnings per share. In addition, 1.3 million restricted shares and 2.6 million share units were also excluded from the computation of diluted earnings per share at March 31, 2009. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the company’s average stock price during the quarter is less than the conversion price.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Standards

     New accounting standards to be implemented:

     In December 2008, the Financial Accounting Standards Board (FASB) issued guidance on defined benefit plans that requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, and is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Disclosures required by this guidance will be reflected in the company’s consolidated financial statements upon adoption.

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

     In June 2009, the FASB issued guidance for the consolidation of variable interest entities (VIEs) to address the elimination of the concept of a qualifying special purpose entity. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the new guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance is effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The company is currently evaluating the impact, if any, that this guidance will have on its consolidated financial statements.

     Accounting standards implemented in fiscal year 2010:

     In December 2007, the FASB issued consolidation guidance that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The guidance also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. If a parent retains a noncontrolling equity investment in the former subsidiary, that investment is measured at its fair value. This guidance is effective for the company for its fiscal year beginning October 1, 2009 and, as required, has been applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented. The company has modified the presentation and disclosure of noncontrolling interests in accordance with the requirement of the guidance, which resulted in changes in the presentation of the company’s consolidated statement of operations and condensed consolidated balance sheet and statement of cash flows; and required it to incorporate a condensed consolidated statement of equity (deficit) and comprehensive income (loss). Other than the required changes in the presentation of non-controlling interests in the consolidated financial statements, the adoption of this consolidation guidance did not have a significant impact on the company’s consolidated financial statements.

     In May 2008, the FASB issued guidance contained in Accounting Standards Codification (ASC) Topic 470-20, “Debt with Conversion and Other Options” which applies to all convertible debt instruments that have a “net settlement feature,” which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This topic requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. Topic 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     This guidance impacted the company’s accounting for its outstanding $300 million convertible notes issued in 2006 (the 2006 convertible notes) and $200 million convertible notes issued in 2007 (the 2007 convertible notes) (see Note 16). On October 1, 2009, the company adopted this guidance and applied its impact retrospectively to all periods presented. Upon adoption, the company recognized the estimated equity component of the convertible notes of $108 million ($69 million after tax) in additional paid-in capital. In addition, the company allocated $4 million of unamortized debt issuance costs to the equity component and recognized this amount as a reduction to additional paid-in capital. The company also recognized a discount on convertible notes of $108 million, which is being amortized as non-cash interest expense over periods of ten and twelve years for the 2006 convertible notes and 2007 convertible notes, respectively. The periods of ten and twelve years represent the expected life of the convertible notes based on the earliest period holders of the notes may redeem them. Non-cash interest expense for the amortization of the discount was $8 million, $7 million and $6 million for fiscal years 2009, 2008 and 2007, respectively. At March 31, 2010, the remaining amortization periods for the 2006 convertible notes and 2007 convertible notes were six years and nine years, respectively. Effective interest rates on the 2006 convertible notes and 2007 convertible notes were 7.0 percent and 7.7 percent, respectively.

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

     At March 31, 2010 and September 30, 2009, the carrying amount of the equity component recognized upon adoption was $67 million. The following table summarizes other information related to the convertible notes.

	March 31,	September 30,
	2010	2009
Components of the liability balance (in millions):
Principal amount of convertible notes	$500	$500
Unamortized discount on convertible notes	(81)	(85)
Net carrying value	$419	$415

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Interest costs recognized (in millions):
Contractual interest coupon	$5	$5	$10	$10
Amortization of debt discount	2	2	4	4
Total	$7	$7	$14	$14

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Discontinued Operations

     Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Sales	$—	$147	$14	$298
Net gain on sale of business	$—	$—	$16	$—
Long-lived asset impairment charges	—	—	—	(56)
Restructuring costs	—	(12)	—	(13)
Purchase price and other adjustments	(5)	5	(20)	5
Operating loss, net	—	—	—	(14)
Loss before income taxes	(5)	(7)	(4)	(78)
Benefit for income taxes	2	5	3	23
Net loss	$(3)	$(2)	$(1)	$(55)
Net loss attributable to noncontrolling interests	—	1	—	13
Loss from discontinued operations attributable to
ArvinMeritor, Inc.	$(3)	$(1)	$(1)	$(42)

     In conjunction with the company’s long-term strategic objective to focus on supplying the commercial vehicle on- and off-highway markets for original equipment manufacturers, aftermarket and industrial customers, the company previously announced its intent to divest the Light Vehicle Systems (LVS) business groups. As of March 31, 2010, the company has completed the following divestiture-related activities, associated with its LVS segment, all of which are included in results of discontinued operations.

     Meritor Suspension Systems Company (MSSC) – In October 2009, the company completed the sale of its 57 percent interest in MSSC, a joint venture that manufactures and sells automotive coil springs, torsion bars and stabilizer bars in North America, to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD (MSM) for a purchase price of $13 million, which included a cash dividend of $12 million received by the company in fiscal year 2009. In connection with the sale of the company’s interest in MSSC, the company provided certain indemnifications to the buyer for its share of potential obligations related to taxes, pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company’s estimated exposure under these indemnities is approximately $15 million and is included in other liabilities in the condensed consolidated balance sheet at March 31, 2010. In the first quarter of fiscal year 2010, the company recognized a pre-tax gain on sale of $16 million ($16 million after tax), net of estimated indemnity obligations.

     In the first quarter of fiscal year 2009, the company recognized a $31 million pre-tax non-cash impairment charge associated with the long-lived assets of MSSC (see Note 12).

     Assets and liabilities of MSSC were included in assets and liabilities of discontinued operations in the consolidated balance sheet at September 30, 2009. Assets of MSSC primarily consisted of current assets of $34 million, fixed assets of $13 million and other long term assets. Liabilities of MSSC primarily consisted of short-term debt, accounts payable, restructuring reserves and approximately $69 million of accrued pension and post retirement benefits. Short-term debt related to a $6 million, 6.5-percent loan with the minority partner. Upon completion of the sale, the company’s interest in all assets and liabilities of MSSC were transferred to the buyer.

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Gabriel Ride Control Products North America (Gabriel Ride Control) – In fiscal year 2009, the company sold Gabriel Ride Control to Ride Control, LLC, a wholly owned subsidiary of OpenGate Capital, a private equity firm. Gabriel Ride Control supplied motion control products, shock absorbers, struts, ministruts and corner modules, as well as other automotive parts to the passenger car, light truck and sport utility vehicle aftermarket industries. The terms of the sale agreement required a purchase price adjustment based upon closing working capital. Accordingly the company recognized an $8 million charge in the first quarter of fiscal year 2010 associated with the anticipated settlement. In April 2010, the company and Ride Control, LLC settled the final working capital purchase price adjustment resulting in no additional impact to the amounts already recorded. The agreement also contains arrangements for royalties and other items which are not expected to materially impact the company in the future.

     In the first quarter of fiscal year 2009, the company recognized a $19 million pre-tax non-cash impairment charge associated with the long-lived assets of this business (see Note 12).

     Purchase price and other adjustments: The company recognized $5 million of charges for changes in estimates for certain purchase price adjustments, indemnity obligations and other items for previously sold businesses for the three month period ended March 31, 2010 ($20 million for the six month period ended March 31, 2010). During the second quarter of fiscal year 2009, the company recognized $5 million of pre-tax income related to changes in estimates and other adjustments to certain retained assets and liabilities. These amounts are recorded in income (loss) from discontinued operations in the consolidated statement of operations.

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

     Step one of the company’s first quarter goodwill impairment review indicated that the carrying value of the LVS reporting unit significantly exceeded its estimated fair value. As a result of the step two goodwill impairment analysis, the company recorded a $70 million non-cash impairment charge in the first quarter of fiscal year 2009 to write-off the entire goodwill balance of its LVS reporting unit. The fair value of this reporting unit was estimated using earnings multiples and other available information, including indicated values from then recent attempts to divest certain businesses. The company’s step one impairment review of goodwill associated with its CVS reporting unit did not indicate that an impairment existed as of December 31, 2008.

     A summary of the changes in the carrying value of goodwill are presented below (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	Total
Balance at September 30, 2009	$154	$109	$175	$438
Foreign currency translation	(5)	—	(4)	(9)
Balance at March 31, 2010	$149	$109	$171	$429

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Restructuring Costs

     At March 31, 2010 and September 30, 2009, $16 million and $28 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the six months ended March 31, 2010 and 2009 are as follows (in millions):

	Employee		Plant
	Termination	Asset	Shutdown
	Benefits	Impairment	& Other	Total
Balance at September 30, 2009	$28	$—	$—	$28
Activity during the period:
Charges to continuing operations, net of reversals	2	—	—	2
Cash payments - continuing operations	(12)	—	—	(12)
Other(1)	(2)	—	—	(2)
Balance at March 31, 2010	$16	$—	$—	$16

Balance at September 30, 2008	$30	$—	$—	$30
Activity during the period:
Charges to continuing operations, net of reversals	48	6	16	70
Charges to discontinued operations, net of reversals (2)	13	—	—	13
Asset write-offs	—	(6)	—	(6)
Retirement plan curtailment charges	—	—	(16)	(16)
Cash payments - continuing operations	(30)	—	—	(30)
Other (1)	(13)	—	—	(13)
Balance at March 31, 2009	$48	$—	$—	$48

(1)	Includes $1 million and $11 million of payments in the six months ended March 31, 2010 and 2009, respectively, associated with discontinued operations.

(2)	Charges to discontinued operations are included in discontinued operations in the consolidated statement of operations.

     Restructuring costs by business segment during the six months ended March 31, 2010 and 2009 are as follows (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	LVS	Total (1)
Six months ended March 31, 2010:
Performance Plus actions	$—	$—	$—	$1	$1
Fiscal year 2010 LVS actions	—	—	—	1	1
Total restructuring costs	$—	$—	$—	$2	$2

Six months ended March 31, 2009:
Performance Plus actions	$30	$—	$—	$3	$33
Fiscal year 2009 actions (reduction in workforce)	14	2	1	16	33
Total restructuring costs	$44	$2	$1	$19	$66

(1)
There were no corporate restructuring costs in the six months ended March 31, 2010. In the six months ended March 31, 2009 there were $4 million of corporate restructuring costs, primarily related to employee termination benefits.

     Fiscal Year 2010 LVS Actions: These actions are primarily related to employee termination benefits associated with the wind down of certain LVS Chassis businesses.

     Fiscal Year 2009 Actions: During the first quarter of fiscal year 2009, the company approved certain restructuring actions in response to a significant decline in global market conditions. These actions primarily related to the reduction of approximately 1,500 salaried, hourly and temporary positions worldwide. The company recorded restructuring costs of $37 million associated with these actions in the first six months of fiscal year 2009. As of March 31, 2010, cumulative costs, net of adjustments, incurred for Fiscal Year 2009 Actions are $44 million, primarily in the company’s Commercial Truck and LVS segments All of these costs were incurred in fiscal year 2009.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Performance Plus: During fiscal year 2007, the company launched a long-term profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. Cumulative restructuring costs recorded for this program, including amounts reported in discontinued operations, are $141 million as of March 31, 2010 and primarily relate to employee termination costs of $81 million. Remaining costs of this restructuring program are estimated to be approximately $60 million and will be incurred over the next several years as anticipated actions are implemented.

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

     The company believed that these valuation allowances were required due to events and developments that occurred during the first quarter of fiscal year 2009. In conducting the first quarter 2009 analysis, the company utilized a consistent approach which considers its three-year historical cumulative income (loss) including an assessment of the degree to which any losses were driven by items that are unusual in nature and incurred in order to achieve profitability in the future. In addition, the company reviewed changes in near-term market conditions and any other factors arising during the period which may impact future operating results. Both positive and negative evidence were considered in the analysis. Significant negative evidence existed due to the ongoing deterioration of the global markets. The analysis for the first quarter of fiscal year 2009 showed a three-year historical cumulative loss in the U.S., France, Germany, Italy, and Sweden. The losses continue to exist even after adjusting the results to remove unusual items and charges, which is considered a significant factor in the analysis as it is objectively verifiable and therefore, significant negative evidence. In addition, the global market deterioration in fiscal year 2009 reduced the expected impact of tax planning strategies that were included in the analysis. Accordingly, based on a three year historical cumulative loss, combined with significant and inherent uncertainty as to the timing of when the company would be able to generate the necessary level of earnings to recover its deferred tax assets in the U.S., France, Germany, Italy, and Sweden, the company concluded that valuation allowances were required.

     In the first six months of fiscal year 2010, the company recorded approximately $19 million of net favorable tax items discrete to this period. These discrete items related to the reversal of a valuation allowance of $8 million and other net favorable adjustments of $11 million, primarily related to reducing certain liabilities for uncertain tax positions during the period. The reduction in these liabilities is primarily attributable to the expiration of the statute of limitations in certain jurisdictions and management’s evaluation of new information that became available during the period. These discrete items decreased the company’s effective tax rate for the six months ended March 31, 2010.

     For the first six months of fiscal year 2010, the company had approximately $89 million of net pre-tax losses in tax jurisdictions that have established valuation allowances. Tax benefits arising from these jurisdictions resulted in increasing the valuation allowance, rather than reducing income tax expense.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Accounts Receivable Securitization and Factoring

     Off-balance sheet arrangements

     The company participates in an arrangement to sell trade receivables through certain of its European subsidiaries. Under the arrangement, the company can sell, at any point in time, up to €90 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the company’s consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. Costs associated with this securitization arrangement were $1 million and $3 million in the six months ended March 31, 2010 and 2009, respectively, and are included in operating income (loss) in the consolidated statement of operations. The gross amount of proceeds received from the sale of receivables under this arrangement was $160 million and $200 million for the six months ended March 31, 2010 and 2009, respectively. The company’s retained interest in receivables sold was $5 million and $6 million at March 31, 2010 and September 30, 2009, respectively. The company had utilized, net of retained interests, €55 million ($74 million) and €38 million ($56 million) of this accounts receivable securitization facility as of March 31, 2010 and September 30, 2009, respectively.

     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $59 million and $37 million at March 31, 2010 and September 30, 2009, respectively. Costs associated with these factoring arrangements were $1 million and $3 million in the six months ended March 31, 2010 and 2009, respectively, and are included in operating income (loss) in the consolidated statement of operations.

     On-balance sheet arrangements

     Since 2005 the company participated in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. In September 2009, in anticipation of the expiration of the existing facility, the company entered into a new, two year $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by GMAC Commercial Finance LLC and expires in September 2011. Under this program, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. The maximum borrowing capacity under this program is $125 million. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At March 31, 2010 no amount was outstanding under this program. At September 30, 2009, $83 million was outstanding under this program. This program does not have specific financial covenants, however, it does have a cross-default provision to the company’s revolving credit facility agreement.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Operating Cash Flow

     The reconciliation of net income (loss) to cash flows provided by (used for) operating activities is as follows (in millions):

	Six Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$20	$(1,020)
Less: loss from discontinued operations, net of tax	(1)	(55)
Income (loss) from continuing operations	21	(965)
Adjustments to income (loss) from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	38	41
Asset impairment charges	—	223
Restructuring costs, net of payments	(10)	40
Deferred income tax expense (benefit)	(3)	618
Equity in earnings of affiliates, net of dividends	(18)	1
Loss on debt extinguishment	13	—
Other adjustments to income (loss) from continuing operations	4	6
Pension and retiree medical expense	48	40
Pension and retiree medical contributions and settlements	(44)	(59)
Interest proceeds on note receivable	12	—
Changes in off-balance sheet receivable securitization and factoring	41	(187)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign
currency adjustments and discontinued operations	(2)	(160)
Operating cash flows provided by (used for) continuing operations	100	(402)
Operating cash flows used for discontinued operations	(8)	(38)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$92	$(440)

10. Inventories

     Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	March 31,	September 30,
	2010	2009
Finished goods	$162	$149
Work in process	60	54
Raw materials, parts and supplies	188	171
Total	$410	$374

11. Other Current Assets

     Other current assets are summarized as follows (in millions):

	March 31,	September 30,
	2010	2009
Customer reimbursable tooling and engineering	$26	$30
Current deferred income tax assets, net	30	19
Prepaid income taxes	22	20
Asbestos-related recoveries (see Note 19)	8	8
Deposits and collateral	10	7
Prepaid and other	18	13
Other current assets	$114	$97

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	LVS	Total
Land and buildings	$5	$—	$—	$34	$39
Other (primarily machinery and equipment)	3	—	—	105	108
Total assets impaired (1)	$8	$—	$—	$139	$147

(1)	The company also recognized $6 million of non-cash impairment charges associated with certain corporate long-lived assets.

     Net property at March 31, 2010 and September 30, 2009 is summarized as follows (in millions):

	March 31, 2010	September 30, 2009
Property at cost:
Land and land improvements	$43	$46
Buildings	244	254
Machinery and equipment	897	913
Company-owned tooling	159	163
Construction in progress	78	38
Total	1,421	1,414
Less accumulated depreciation	(988)	(969)
Net Property	$433	$445

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Other Assets

     Other assets are summarized as follows (in millions):

	March 31,	September 30,
	2010	2009
Investments in non-consolidated joint ventures	$146	$125
Asbestos-related recoveries (see Note 19)	47	47
Non-current deferred income tax assets, net	37	27
Unamortized debt issuance costs	38	24
Capitalized software costs, net	18	21
Note receivable due from EMCON, net of discount	—	16
Assets for uncertain tax positions	9	11
Prepaid pension costs	17	9
Other	31	26
Other assets	$343	$306

     In the second quarter of fiscal year 2010, the company paid approximately $16 million of costs associated with the issuance of debt securities and the amendment and extension of its revolving credit facility. These costs were recognized as a long term asset and are being amortized as interest expense over the term of the underlying debt instrument.

     The note receivable from EMCON was recorded net of a discount to reflect the difference between the stated rate per the agreement of 4 percent and the effective interest rate of approximately 9 percent. The discount was being amortized over the term of the note as interest income. EMCON underwent a change in control during the company’s second quarter of fiscal year 2010, and therefore, the note became immediately payable. The company received $22 million during the second quarter, which represented the full amount of the note plus accrued interest. Upon receipt of the full outstanding amount of the note, the company recognized the remaining unamortized discount of $6 million to current period income. This amount is included in interest expense, net in the accompanying consolidated statement of operations.

14. Other Current Liabilities

     Other current liabilities are summarized as follows (in millions):

	March 31,	September 30,
	2010	2009
Compensation and benefits	$169	$144
Product warranties	52	58
Taxes other than income taxes	47	44
Restructuring (see Note 6)	16	28
Income taxes	28	18
Asbestos-related liabilities (see Note 19)	16	16
Other	99	103
Other current liabilities	$427	$411

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     A summary of the changes in product warranties is as follows (in millions):

	Six Months Ended
	March 31,
	2010	2009
Total product warranties – beginning of period	$109	$102
Accruals for product warranties	15	22
Payments	(19)	(19)
Foreign currency translation	(4)	(7)
Change in estimates and other	1	(8)
Total product warranties – end of period	102	90
Less: Non-current product warranties (see Note 15)	(50)	(48)
Product warranties – current	$52	$42

15. Other Liabilities

     Other liabilities are summarized as follows (in millions):

	March 31,	September 30,
	2010	2009
Asbestos-related liabilities (see Note 19)	$61	$61
Non-current deferred income tax liabilities (see Note 7)	86	73
Liabilities for uncertain tax positions (see Note 7)	47	64
Product warranties (see Note 14)	50	51
Indemnity obligations	34	19
Other	41	42
Other liabilities	$319	$310

16. Long-Term Debt

     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	March 31,	September 30,
	2010	2009
8-3/4 percent notes due 2012	$101	$276
8-1/8 percent notes due 2015	251	251
10-5/8 percent notes due 2018	245	—
4.625 percent convertible notes due 2026(1)	300	300
4.0 percent convertible notes due 2027(1)	200	200
Revolving credit facility	—	28
Accounts receivable securitization (see Note 8)	—	83
Lines of credit and other	2	16
Unamortized gain on swap unwind	14	23
Unamortized discount on convertible notes (see Note 3)	(81)	(85)
Subtotal	1,032	1,092
Less: current maturities	(1)	(97)
Long-term debt	$1,031	$995

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
The 4.625 percent and 4.0 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively (see Convertible Securities below) (see Note 3).

   Debt Securities

     On March 3, 2010, the company completed a public offering of debt securities consisting of the issuance of $250 million 8-year fixed rate 10-5/8 percent notes due March 15, 2018. The offering was made pursuant to the Shelf Registration Statement. The notes were issued at a discounted price of 98.024 percent of their principal amount. The proceeds from the sale of the notes, net of discount, were $245 million and were primarily used to repurchase $175 million of the company’s previously $276 million outstanding 8-3/4 percent notes due 2012.

     On March 23, 2010, the company completed the debt tender offer for its 8-3/4 percent notes due March 1, 2012. The notes were repurchased at 109.75 percent of their principal amount. The repurchase of $175 million of 8-3/4 percent notes was accounted for as an extinguishment of debt and, accordingly, the company recognized a net loss on debt extinguishment of approximately $13 million, which is included in interest expense, net in the consolidated statement of operations. The loss on debt extinguishment primarily relates to the $17 million paid in excess of par to repurchase the $175 million of 8-3/4 percent notes, partially offset by a $6 million gain associated with the acceleration of previously recognized unamortized interest rate swap gains associated with the 8-3/4 percent notes.

   Revolving Credit Facility

     On February 5, 2010 the company signed an agreement to amend and extend its revolving credit facility, which became effective February 26, 2010. Pursuant to the revolving credit facility as amended, the company has a $539 million revolving credit facility (excluding approximately $28 million of commitments that are currently unavailable due to the bankruptcy of Lehman Brothers in 2008), $143 million of which matures in June 2011 for banks electing not to extend their original commitments (non-extending banks) and the other $396 million matures in January 2014 for banks electing to extend their commitments (extending banks). Availability under the revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis and under the most recent collateral test, the borrowing availability under the revolving credit facility at March 31, 2010 was limited to $506 million. Availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. securitization program, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of (i) no greater than 2.75 to 1 on the last day of the fiscal quarter commencing with the fiscal quarter ended March 31, 2010 through and including the fiscal quarter ended June 30, 2010 and (ii) 2.50 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2010 through and including the fiscal quarter ended June 30, 2011 and (iii) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012 and (iv) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity. At March 31, 2010, the company was in compliance with all covenants under its credit agreement with a ratio of approximately 0.15x for the priority debt-to-EBITDA covenant.

     The revolving credit facility includes a $100 million limit on the issuance of letters of credit. At March 31, 2010, and September 30, 2009, approximately $26 million and $27 million of letters of credit were issued, respectively. The company had an additional $4 and $5 million outstanding at March 31, 2010 and September 30, 2009, respectively, on letters of credit available through other facilities.

     Borrowings under the revolving credit facility are collateralized by approximately $605 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facility. At March 31, 2010, the margin over the LIBOR rate was 275 basis points for the $143 million available under the facility from non-extending banks, and the commitment fee was 50 basis points. At March 31, 2010, the margin over LIBOR rate was 500 basis points for the $396 million available under the facility from extending banks, and the commitment fee was 75 basis points.

     Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 21).

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The 2007 and 2006 convertible notes are fully and unconditionally guaranteed by certain subsidiaries of the company that currently guarantee the company’s obligations under its senior secured credit facility and other publicly-held notes (see Revolving Credit Facility above).

   Accounts Receivable Securitization

     Since 2005 the company participated in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs (see Note 8). In September 2009, in anticipation of the expiration of the existing facility, the company entered into a new, two year $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by GMAC Commercial Finance LLC and expires in September 2011. The weighted average interest rate on borrowings under this arrangement was approximately 7.50 percent at March 31, 2010. At March 31, 2010, no amount was outstanding under this program. At September 30, 2009, $83 million was outstanding under this program. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by eligible receivables purchased and held by ARC. This program does not have specific financial covenants; however, it does have a cross-default provision to the company’s revolving credit facility agreement.

   Interest Rate Swap Agreement

     In March 2010, the company entered into an interest rate swap agreement that effectively converted $125 million of the company’s 8-1/8 percent notes due 2015 to variable interest rates. The fair value of the swap was not significant at March 31, 2010. The terms of the interest rate swap agreement require the company to place cash on deposit as collateral if the fair value of the interest rate swap represents a liability for the company at any time. The amount posted as collateral at March 31, 2010 was not significant. The swap has been designated as a fair value hedge and the impact of the changes in its fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreement, the company receives a fixed rate of interest of 8-1/8 percent on notional amounts of $125 million and pays a variable rate based on U.S. dollar six-month LIBOR plus a spread of 4.61 percent. The payments under the swap agreement coincide with the interest payment dates on the hedged debt instrument, and the difference between the amounts paid and received is included in interest expense, net.

     The company classifies the cash flows associated with its interest rate swaps in cash flows from operating activities in its consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

   Interest Rate Cap Agreement

     In March 2010, the company entered into an interest rate cap agreement which limits its maximum exposure on the variable interest rate swaps to 7.515 percent over the variable rate spread. The cap instrument does not qualify for hedge accounting; therefore, the impact of the changes in its fair value is being recorded in the consolidated statement of operations. The fair value of the cap instrument was not significant at March 31, 2010.

   Leases

     The company has various operating leasing arrangements. Future minimum lease payments under these operating leases are $24 million in 2010, $20 million in 2011, $16 million in 2012, $14 million in 2013, $12 million in 2014 and $25 million thereafter.

17. Financial Instruments

     The company’s financial instruments include cash and cash equivalents, short-term debt, long-term debt, interest rate swaps, interest rate cap and foreign exchange forward contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its interest rate and foreign exchange rate exposures. The company’s interest rate swap agreement and interest rate cap agreement are discussed in Note 16.

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Under this program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the consolidated balance sheet and is recognized in operating income when the underlying forecasted transaction impacts earnings. The fair values of the foreign exchange derivative instruments are presented on a gross basis as the company does not have any derivative contracts which are subject to master netting arrangements.

     The company’s foreign exchange contracts generally mature within twelve months. At March 31, 2010 and September 30, 2009, the company had outstanding contracts with notional amounts of $68 million and $89 million, respectively. These notional values consist primarily of contracts for the European euro and Swedish krona, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

     At March 31, 2010 and September 30, 2009, there was a loss of $1 million and $2 million recorded in AOCL, respectively. The company expects to reclassify this amount from AOCL to operating income during the next six months as the forecasted hedged transactions are recognized in earnings.

     The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

   Fair Value

     Fair values of financial instruments are summarized as follows (in millions):

	March 31,		September 30,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$274	$274	$95	$95
Foreign exchange contracts – liability	—	—	3	3
Short-term debt	1	1	97	97
Long-term debt	1,031	1,083	995	885

     Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments.

     Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with terms of one year or less to hedge its exposure to changes in foreign currency exchange rates. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics.

     Short-term debt and long-term debt — Fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18. Retirement Benefit Liabilities

     Retirement benefit liabilities consisted of the following (in millions):

	March 31,	September 30,
	2010	2009
Retiree medical liability	$598	$590
Pension liability	503	506
Other	34	39
Subtotal	1,135	1,135
Less: current portion (included in compensation and benefits)	(58)	(58)
Retirement benefit liabilities	$1,077	$1,077

     The components of net periodic pension and retiree medical expense from continuing operations for the three months ended March 31 are as follows:

	2010		2009
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$4	$1	$5	$—
Interest cost	24	7	26	9
Assumed return on plan assets	(28)	—	(30)	—
Amortization of prior service costs	—	(3)	1	(2)
Recognized actuarial loss	9	9	5	7
Total expense	$9	$14	$7	$14

     The components of net periodic pension and retiree medical expense from continuing operations for the six months ended March 31 are as follows:

	2010		2009
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$8	$1	$9	$—
Interest cost	48	15	52	17
Assumed return on plan assets	(56)	—	(59)	—
Amortization of prior service costs	—	(5)	1	(4)
Recognized actuarial loss	19	18	10	14
Total expense	$19	$29	$13	$27

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

     On February 24, 2009 the company announced the closure of its commercial truck brakes plant in Tilbury, Ontario, Canada. All salaried and hourly employees at this facility participated in both a salaried or hourly pension plan and a retiree medical plan. The announced closure of this facility triggered plan curtailments requiring remeasurement of each plan. The measurement date of these valuations was February 28, 2009. The FASB’s retirement benefits guidance requires a plan curtailment loss to be recognized in earnings when it is probable a curtailment will occur and the effects are reasonably estimable. Including pension termination benefits of approximately $14 million required to be paid under the terms of the plans, the company recognized plan curtailment losses of approximately $16 million, which include $2 million of retiree medical benefits, recorded in restructuring costs (see Note 6) in the consolidated statement of operations.

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

     The company has been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at March 31, 2010 to be approximately $20 million, of which $2 million is recorded as a liability.

     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2010 to be approximately $34 million, of which $13 million is recorded as a liability.

     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of five-percent and is approximately $7 million at March 31, 2010. The undiscounted estimate of these costs is approximately $11 million.

     Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2009	$2	$15	$17
Payments	—	(2)	(2)
Balance at March 31, 2010	$2	$13	$15

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

   Asbestos

     Maremont Corporation (“Maremont”), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 26,000 pending asbestos-related claims at March 31, 2010 and September 30, 2009. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2010	September 30, 2009
Asbestos-related reserves for pending and future claims	$61	$61
Asbestos-related insurance recoveries	43	43

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

     Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next ten years of $57 million to $64 million. After consultation with Bates White, Maremont determined that as of March 31, 2010 the most likely and probable liability for pending and future claims over the next ten years is $57 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

     Assumptions: The following assumptions were made by Maremont after consultation with Bates White and are included in their study:
  Pending and future claims were estimated for a ten year period ending in fiscal year 2020. The ten-year assumption is considered appropriate as Maremont has reached certain longer-term agreements with key plaintiff law firms and filings of mesothelioma claims have been relatively stable over the last few years resulting in an improvement in the reliability of future projections over a longer time period;

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $43 million as of March 31, 2010 and September 30, 2009. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

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

     The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. The company has recorded a $16 million liability for defense and indemnity costs associated with these claims at both March 31, 2010 and September 30, 2009. The accrual estimates are based on historical data and certain assumptions with respect to events that may occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process.

     Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. Accordingly, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $12 million at March 31, 2010 and September 30, 2009. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

   Indemnifications

     In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009, of which approximately $6 million relates to claims not reimbursed by the third party prior to its filing for bankruptcy protection, and $22 million of which relates to the company’s best estimate of its future obligation under the guarantee. The remaining estimated liability for this matter was approximately $23 million and $28 million at March 31, 2010 and September 30, 2009, respectively.

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

     The company measures segment operating performance based on earnings before interest, taxes, depreciation and amortization, loss on sale of receivables, restructuring expenses and asset impairment charges (Segment EBITDA). The company uses Segment EBITDA as the primary basis for the CODM to evaluate the performance of each of the company’s reportable segments. In the second quarter of fiscal year 2010, the company changed its definition of Segment EBITDA to exclude restructuring expenses and asset impairment charges. This change is consistent with how the CODM currently measures segment performance. All prior period amounts have been recast to reflect this change.

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Segment information is summarized as follows (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	LVS	Eliminations	Total
Three months ended March 31, 2010:
External Sales	$401	$231	$236	$339	$—	$1,207
Intersegment Sales	57	17	2	—	(76)	—
Total Sales	$458	$248	$238	$339	$(76)	$1,207

Three months ended March 31, 2009:
External Sales	$298	$191	$249	$224	$—	$962
Intersegment Sales	51	37	1	—	(89)	—
Total Sales	$349	$228	$250	$224	$(89)	$962

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	LVS	Eliminations	Total
Six months ended March 31, 2010:
External Sales	$774	$438	$456	$685	$—	$2,353
Intersegment Sales	117	36	4	—	(157)	—
Total Sales	$891	$474	$460	$685	$(157)	$2,353

Six months ended March 31, 2009:
External Sales	$829	$365	$501	$487	$—	$2,182
Intersegment Sales	115	73	3	—	(191)	—
Total Sales	$944	$438	$504	$487	$(191)	$2,182

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Segment EBITDA:
Commercial Truck	$15	$(28)	$27	$(19)
Industrial	27	44	49	65
Aftermarket & Trailer	17	36	34	53
Light Vehicle Systems	8	(17)	16	(47)
Segment EBITDA	67	35	126	52
Unallocated legacy and corporate costs (1)	(3)	(3)	(6)	(4)
Loss on sale of receivables	(1)	(2)	(2)	(6)
Depreciation and amortization	(20)	(15)	(38)	(41)
Interest expense, net	(31)	(24)	(54)	(47)
Restructuring costs	—	(46)	(2)	(70)
Asset impairment charges (2)	—	—	—	(223)
LVS separation costs (3)	—	(2)	—	(8)
Benefit (provision) for income taxes	4	9	(10)	(621)
Income (loss) from continuing operations
attributable to ArvinMeritor, Inc.	$16	$(48)	$14	$(968)

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
Unallocated legacy and corporate costs represent items that are not directly related to the business segments. These costs primarily include pension and retiree medical costs associated with recently sold businesses and other legacy costs for environmental and product liability.

(2)	Non-cash impairment charges of $223 million, of which $153 million relates to certain fixed assets and $70 million relates to goodwill (see Notes 5 and 12).

(3)	LVS separation costs are third party costs associated with the previously planned spin-off of the LVS business.

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

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended March 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$405	$802	$—	$1,207
Subsidiaries	—	28	17	(45)	—
Total sales	—	433	819	(45)	1,207
Cost of sales	(17)	(379)	(732)	45	(1,083)
GROSS MARGIN	(17)	54	87	—	124
Selling, general and administrative	(33)	(25)	(31)	—	(89)
Restructuring costs	—	(1)	1	—	—
OPERATING INCOME (LOSS)	(50)	28	57	—	35
Equity in earnings of affiliates	—	5	6	—	11
Other income (expense), net	24	(12)	(11)	—	1
Interest income (expense), net	(47)	18	(2)	—	(31)
INCOME (LOSS) BEFORE INCOME TAXES	(73)	39	50	—	16
Benefit (provision) for income taxes	—	(3)	7	—	4
Equity income from continuing operations of subsidiaries	89	50	—	(139)	—
INCOME FROM CONTINUING OPERATIONS	16	86	57	(139)	20
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(3)	$(2)	$(2)	$4	$(3)
Net income	13	84	55	(135)	17
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)

NET INCOME ATTRIBUTABLE TO ARVINMERITOR, INC.	$13	$84	$51	$(135)	$13

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended March 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$444	$518	$—	$962
Subsidiaries	—	17	17	(34)	—
Total sales	—	461	535	(34)	962
Cost of sales	(7)	(379)	(533)	34	(885)
GROSS MARGIN	(7)	82	2	—	77
Selling, general and administrative	(8)	(16)	(35)	—	(59)
Restructuring costs	(1)	(4)	(41)	—	(46)
Other operating income (expense)	(1)	(1)	1	—	(1)
OPERATING INCOME (LOSS)	(17)	61	(73)	—	(29)
Equity in losses of affiliates	—	(2)	(1)	—	(3)
Other income (expense), net	23	37	(60)	—	—
Interest income (expense), net	(27)	13	(10)	—	(24)
INCOME (LOSS) BEFORE INCOME TAXES	(21)	109	(144)	—	(56)
Benefit (provision) for income taxes	—	(1)	10	—	9
Equity loss from continuing operations of subsidiaries	(26)	(410)	—	436	—
LOSS FROM CONTINUING OPERATIONS	(47)	(302)	(134)	436	(47)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net
of tax	(2)	2	14	(16)	(2)
Net loss	(49)	(300)	(120)	420	(49)
Less: Net loss attributable to noncontrolling interests	—	—	—	—	—

NET LOSS ATTRIBUTABLE TO ARVINMERITOR, INC.	$(49)	$(300)	$(120)	$420	$(49)

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Six Months Ended March 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$785	$1,568	$—	$2,353
Subsidiaries	—	55	35	(90)	—
Total sales	—	840	1,603	(90)	2,353
Cost of sales	(31)	(732)	(1,441)	90	(2,114)
GROSS MARGIN	(31)	108	162	—	239
Selling, general and administrative	(61)	(55)	(58)	—	(174)
Restructuring costs	—	(1)	(1)	—	(2)
OPERATING INCOME (LOSS)	(92)	52	103	—	63
Equity in earnings of affiliates	—	9	12	—	21
Other income (expense), net	24	(13)	(10)	—	1
Interest income (expense), net	(79)	33	(8)	—	(54)
INCOME (LOSS) BEFORE INCOME TAXES	(147)	81	97	—	31
Provision for income taxes	—	(7)	(3)	—	(10)
Equity income from continuing operations of subsidiaries	161	87	—	(248)	—
INCOME FROM CONTINUING OPERATIONS	14	161	94	(248)	21
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net
of tax	(1)	$4	$12	$(16)	$(1)
Net income	13	165	106	(264)	20
Less: Net income attributable to noncontrolling interests	—	—	(7)	—	(7)

NET INCOME ATTRIBUTABLE TO ARVINMERITOR, INC.	$13	$165	$99	$(264)	$13

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Six Months Ended March 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$932	$1,250	$—	$2,182
Subsidiaries	—	45	42	(87)	—
Total sales	—	977	1,292	(87)	2,182
Cost of sales	(17)	(837)	(1,263)	87	(2,030)
GROSS MARGIN	(17)	140	29	—	152
Selling, general and administrative	(37)	(53)	(66)	—	(156)
Restructuring costs	(4)	(15)	(51)	—	(70)
Asset impairment charges	(6)	(111)	(106)	—	(223)
Other operating income (expense)	(1)	(1)	1	—	(1)
OPERATING LOSS	(65)	(40)	(193)	—	(298)
Equity in earnings (losses) of affiliates	—	(3)	4	—	1
Other income (expense), net	23	32	(55)	—	—
Interest income (expense), net	(54)	25	(18)	—	(47)
INCOME (LOSS) BEFORE INCOME TAXES	(96)	14	(262)	—	(344)
Provision for income taxes	(439)	(120)	(62)	—	(621)
Equity loss from continuing operations of subsidiaries	(432)	(353)	—	785	—
LOSS FROM CONTINUING OPERATIONS	(967)	(459)	(324)	785	(965)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(43)	$(51)	$(36)	$75	$(55)
Net loss	(1,010)	(510)	(360)	860	(1,020)
Less: Net loss attributable to noncontrolling interests	—	—	10	—	10
NET LOSS ATTRIBUTABLE TO ARVINMERITOR, INC.	$(1,010)	$(510)	$(350)	$860	$(1,010)

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	March 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated

CURRENT ASSETS
Cash and cash equivalents	$63	$4	$207	$—	$274
Receivables, net	4	15	747	—	766
Inventories	—	139	271	—	410
Other current assets	14	13	87	—	114
TOTAL CURRENT ASSETS	81	171	1,312	—	1,564
NET PROPERTY	9	127	297	—	433
GOODWILL	—	275	154	—	429
OTHER ASSETS	42	139	162	—	343
INVESTMENTS IN SUBSIDIARIES	919	206	—	(1,125)	—
TOTAL ASSETS	$1,051	$918	$1,925	$(1,125)	$2,769

CURRENT LIABILITIES
Short-term debt	$1	$ —	$—	$ —	$1
Accounts payable	20	200	571	—	791
Other current liabilities	112	85	230	—	427
TOTAL CURRENT LIABILITIES	133	285	801	—	1,219
LONG-TERM DEBT	1,031	—	—	—	1,031
RETIREMENT BENEFITS	862	—	215	—	1,077
INTERCOMPANY PAYABLE (RECEIVABLE)	(131)	(370)	501	—	—
OTHER LIABILITIES	66	140	113	—	319
EQUITY (DEFICIT) ATTRIBUTABLE TO
ARVINMERITOR, INC.	(910)	863	262	(1,125)	(910)
NONCONTROLLING INTERESTS	—	—	33	—	33
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,051	$918	$1,925	$(1,125)	$2,769

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$7	$6	$82	$—	$95
Receivables, net	11	37	646	—	694
Inventories	—	133	241	—	374
Other current assets	2	13	82	—	97
Assets of discontinued operations	—	—	56	—	56
TOTAL CURRENT ASSETS	20	189	1,107	—	1,316
NET PROPERTY	9	131	305	—	445
GOODWILL	—	275	163	—	438
OTHER ASSETS	43	149	114	—	306
INVESTMENTS IN SUBSIDIARIES	724	133	—	(857)	—
TOTAL ASSETS	$796	$877	$1,689	$(857)	$2,505

CURRENT LIABILITIES
Short-term debt	$2	$ —	$95	$—	$97
Accounts payable	44	174	456	—	674
Other current liabilities	111	35	265	—	411
Liabilities of discontinued operations	—	—	107	—	107
TOTAL CURRENT LIABILITIES	157	209	923	—	1,289
LONG-TERM DEBT	993	—	2	—	995
RETIREMENT BENEFITS	853	—	224	—	1,077
INTERCOMPANY PAYABLE (RECEIVABLE)	(101)	(242)	343	—	—
OTHER LIABILITIES	89	186	35	—	310
EQUITY (DEFICIT) ATTRIBUTABLE TO
ARVINMERITOR, INC.	(1,195)	724	133	(857)	(1,195)
NONCONTROLLING INTERESTS	—	—	29	—	29
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$796	$877	$1,689	$(857)	$2,505

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Six Months Ended March 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$(51)	$4	$139	$—	$92

INVESTING ACTIVITIES
Capital expenditures	—	(11)	(31)	—	(42)
Other investing activities	—	—	3	—	3
Net cash flows provided by discontinued operations	—	5	11	—	16
CASH USED FOR INVESTING ACTIVITIES	—	(6)	(17)	—	(23)

FINANCING ACTIVITIES
Borrowings on revolving credit facility, net	(28)	—	—	—	(28)
Borrowings on account receivable securitization program	—	—	(83)	—	(83)
Debt issuance	245	—	—	—	245
Proceeds from stock issuance	209	—	—	—	209
Issuance and debt extinguishment costs	(44)	—	—	—	(44)
Repayment of notes	(175)	—	—	—	(175)
Payments on lines of credit and other, net	—	—	(14)	—	(14)
Intercompany advances	(99)	—	99	—	—
Other financing activities	(1)	—	—		(1)
CASH PROVIDED BY FINANCING ACTIVITIES	107	—	2	—	109

EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1

CHANGE IN CASH AND CASH EQUIVALENTS	56	(2)	125	—	179

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	7	6	82	—	95
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$63	$4	$207	$—	$274

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Six Months Ended March 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$(129)	$(1)	$(310)	$—	$(440)

INVESTING ACTIVITIES
Capital expenditures	(1)	(20)	(51)	—	(72)
Other investing activities	6	—	2	—	8
Net cash flows used by discontinued operations	—	—	(12)	—	(12)
CASH PROVIDED BY (USED FOR) INVESTING
ACTIVITIES	5	(20)	(61)	—	(76)

FINANCING ACTIVITIES
Borrowings on revolving credit facility, net	318	—	—	—	318
Payments on account receivable securitization program	—	—	(23)	—	(23)
Repayment of notes	(83)	—	—	—	(83)
Payments on lines of credit and other, net	—	—	(2)	—	(2)
Intercompany advances	(260)	—	260	—	—
Cash dividends	(8)	—	—	—	(8)
Net financing cash flows provided by discontinued
operations	—	—	8	—	8
CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES	(33)	—	243	—	210

EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	—	(26)	—	(26)

CHANGE IN CASH AND CASH EQUIVALENTS	(157)	(21)	(154)	—	(332)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	174	24	299	—	497
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$17	$3	$145	$—	$165

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

   2nd Quarter Fiscal year 2010 Financing Transactions

     In the second quarter of fiscal year 2010, we completed various financing transactions (as described below), which significantly changed our capital structure and improved our liquidity. We believe these transactions will provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations. The improved liquidity provided by these transactions is also expected to position us well as markets recover.

     In February 2010 we amended and extended our revolving credit facility, which became effective February 26, 2010. Pursuant to the revolving credit facility as amended, we have a $539 million revolving credit facility (excluding $28 million, which is unavailable due to the bankruptcy of Lehman Brothers in 2008), $143 million of which matures in June 2011 for non-extending banks and the remaining $396 million matures in January 2014 for extending banks.

     In March 2010, we completed an equity offering of 19,952,500 common shares, par value of $1 per share, at a price of $10.50 per share. The proceeds of the offering, net of underwriting discounts and commissions, were $200 million. Also in March 2010, we completed a public offering of debt securities consisting of the issuance of $250 million 8-year fixed rate 10-5/8 percent notes due March 15, 2018. The notes were issued at a discounted price of 98.024 percent of their principal amount. The proceeds from the sale of the notes, net of discount, were $245 million. The net proceeds of these offerings were primarily used to repurchase $175 million of our $276 million outstanding 8-3/4 percent notes due in 2012, repay amounts outstanding under our revolving credit facility and our U.S. accounts receivable securitization program. These offerings were made pursuant to a shelf registration statement filed with the Securities and Exchange Commission on November 20, 2009, which became effective December 23, 2009 (the “Shelf Registration Statement”), registering $750 million aggregate debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale.

   2nd Quarter Fiscal year 2010 Results

     Fiscal year 2009 was extremely difficult for us and the industries in which we participate. We believe that the substantial uncertainty and significant deterioration in the worldwide credit markets and the global economic downturn in 2009 impacted the demand for the products of our customers. Many of our customers experienced sharp declines in production and sales volumes, which started in November 2008 and continued throughout fiscal year 2009. Although we are now seeing steady improvement from fiscal year 2009 low points, as highlighted in the production volumes summarized below, we expect production volumes to continue at reduced levels in the near term with recovery varying by region. We responded to the weakness in global business conditions in fiscal year 2009 by aggressively lowering our ‘break-even’ point through comprehensive restructuring and cost-reduction initiatives. We continued to implement and execute our long-term profit improvement and cost reduction initiative called “Performance Plus”, which was launched in fiscal year 2007, and focused on improving cash flow by maintaining tight controls on global inventory, pursuing working capital improvements, reducing capital spending and significantly reducing discretionary spending. These initiatives were crucial to our success in fiscal year 2009 in weathering the global recession. In addition, the lower cost base that we have established through our disciplined approach to cost reductions should improve our ability to convert incremental sales to profitable returns as the markets we supply continue to recover.

     Our financial results for the quarter ended March 31, 2010 as compared to our second quarter of fiscal year 2009 were significantly improved. Net income for the quarter ended March 31, 2010 was $13 million compared to a loss of $49 million in the same period in fiscal year 2009. Adjusted EBITDA for the three months ended March 31, 2010 was $64 million compared to $32 million in the three months ended March 31, 2009. The significantly improved Adjusted EBITDA performance is primarily due to the increase in sales as compared to our second quarter of fiscal year 2009, and the cost reductions previously discussed. Income from continuing operations in the second quarter of fiscal year 2010 was $16 million, $0.20 per diluted share, compared to a loss of $48 million, $0.66 per diluted share, in the prior year’s second fiscal quarter. The increase in income is primarily attributable to the improved Adjusted EBITDA and lower restructuring costs. In the prior year’s second fiscal quarter, we incurred $46 million of restructuring costs related to cost reduction actions implemented to offset the steep decline in 2009 production volumes.

ARVINMERITOR, INC.

     The following table reflects estimated automotive and commercial vehicle production volumes for selected original equipment (OE) markets for the second quarter ended March 31, 2010 and 2009 based on available sources and management’s estimates.

	Three Months Ended March 31,		Unit	Percent
	2010	2009	Change	Change
Commercial Vehicles (in thousands)
North America, Heavy-Duty Trucks	35.0	28.5	6.5	23%
North America, Trailers	20.3	17.9	2.4	13%
Europe, Heavy- and Medium-Duty Trucks	71.2	62.2	9.0	14%
South America, Heavy- and Medium-Duty Trucks	40.8	23.9	16.9	71%

Light Vehicles (in millions)
North America	2.9	1.7	1.2	71%
Europe	4.4	3.4	1.0	29%
South America	0.9	0.7	0.2	29%

   Trends and Uncertainties

     In addition to lower production volumes in most markets, our business continues to address a number of challenging industry-wide issues including the following:
  Weakened financial condition of original equipment manufacturers and suppliers;

  Disruptions in the financial markets and its impact on the availability and cost of credit;

  Excess capacity;

  Consolidation and globalization of OEMs and their suppliers;

  Fluctuating costs and availability of steel and other raw materials;

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

  The impact of currency fluctuations on sales and operating income; and

  The impact of any new accounting standards.

ARVINMERITOR, INC.

      In addition, changes in overall spending or changes in spending allocations to existing military projects could have a negative impact on our Industrial segment profitability. In particular, we currently expect that certain platforms that have been profitable for us in the past will have reduced volumes as the government transitions this business from one OEM to another and potentially decreases its spending on defense programs.

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

NON-GAAP FINANCIAL MEASURES

     In addition to the results reported in accordance with accounting principles generally accepted in the United States (GAAP), we have provided information regarding non-GAAP financial measures. These non-GAAP financial measures include Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share from continuing operations, Adjusted EBITDA, Free cash flow and Free cash flow before restructuring payments and changes in off-balance sheet accounts receivable factoring and securitization.

     Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share from continuing operations are defined as reported income or loss from continuing operations and reported diluted earnings or loss per share from continuing operations before restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, loss on sale of receivables, restructuring expenses, asset impairment charges and other special items as determined by management. Free cash flow is defined as cash flows provided by (used for) operating activities less capital expenditures.

     Management believes Adjusted EBITDA and adjusted income (loss) from continuing operations are meaningful measures of performance as they are commonly utilized by management and investors to analyze operating performance and entity valuation. Management, the investment community and banking institutions routinely use Adjusted EBITDA, together with other measures, to measure operating performance in our industry. Further, management uses Adjusted EBITDA for planning and forecasting future periods. In addition we use Segment EBITDA as the primary basis to evaluate the performance of each of our reportable segments. Management believes that Free cash flow and Free cash flow before restructuring payments and changes in off-balance sheet accounts receivable factoring and securitization are useful in analyzing our ability to service and repay debt.

     Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share from continuing operations and Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Free cash flow and Free cash flow before restructuring payments and changes in off-balance sheet accounts receivables factoring and securitization should not be considered a substitute for cash provided by (used for) operating activities, or other cash flow statement data prepared in accordance with GAAP, or as a measure of financial position or liquidity. In addition, these non-GAAP cash flow measures do not reflect cash used to service debt or cash received from the divestitures of businesses or sales of other assets and thus do not reflect funds available for investment or other discretionary uses. These non-GAAP financial measures, as determined and presented by the company, may not be comparable to related or similarly titled measures reported by other companies. Set forth on the below are reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.

ARVINMERITOR, INC.

     Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share are reconciled to income (loss) from continuing operations and diluted earnings (loss) per share below.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Unaudited)

Adjusted income (loss) from continuing
operations	$15	$(11)	$15	$(58)
Restructuring costs	—	(46)	(2)	(70)
Asset impairment charges	—	—	—	(223)
LVS separation costs (1)	—	(2)	—	(8)
Loss on debt extinguishment	(13)	—	(13)	—
Gain on settlement of note receivable	6	—	6	—
Income taxes	8	11	8	(609)
Income (loss) from continuing operations	$16	$(48)	$14	$(968)

Adjusted diluted earnings (loss) per share from
continuing operations	$0.18	$(0.15)	$0.19	$(0.80)
Impact of adjustments on diluted earnings
(loss) per share	0.02	(0.51)	(0.01)	(12.57)
Diluted earnings (loss) per share from continuing
operations	$0.20	$(0.66)	$0.18	$(13.37)

(1)	LVS separation costs are third party costs associated with the previously planned spin-off of the LVS business.

     Free cash flow and Free cash flow before restructuring payments and changes in off-balance sheet accounts receivables factoring and securitization are reconciled to cash flows provided by (used for) operating activities below.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Unaudited)
Free cash flow before restructuring payments and
changes in off-balance sheet accounts receivable
factoring and securitization	$66	$74	$19	$(296)
Restructuring payments – continuing operations	(7)	(19)	(12)	(30)
Restructuring payments – discontinued operations	(1)	(10)	(1)	(11)
Changes in off-balance sheet accounts receivable
factoring and securitization	(13)	(183)	41	(187)
Free cash flow	45	(138)	47	(524)
Capital expenditures – continuing operations	20	34	42	72
Capital expenditures – discontinued operations	—	2	3	12
Cash flows provided by (used for) operating
activities	$65	$(102)	$92	$(440)

ARVINMERITOR, INC.

Adjusted EBITDA is reconciled to net income (loss) attributable to ArvinMeritor, Inc. in “Results of Operations” below.

Results of Operations

     The following is a summary of our financial results (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
SALES:
Commercial Truck	$458	$349	$891	$944
Industrial	248	228	474	438
Aftermarket & Trailer	238	250	460	504
Light Vehicle Systems	339	224	685	487
Intersegment Sales	(76)	(89)	(157)	(191)
SALES	$1,207	$962	$2,353	$2,182
SEGMENT EBITDA:
Commercial Truck	$15	$(28)	$27	$(19)
Industrial	27	44	49	65
Aftermarket & Trailer	17	36	34	53
Light Vehicle Systems	8	(17)	16	(47)
SEGMENT EBITDA	67	35	126	52
Unallocated legacy and corporate costs (1)	(3)	(3)	(6)	(4)
ADJUSTED EBITDA	64	32	120	48
Loss on sale of receivables	(1)	(2)	(2)	(6)
Depreciation and amortization	(20)	(15)	(38)	(41)
Interest expense, net	(31)	(24)	(54)	(47)
Restructuring costs	—	(46)	(2)	(70)
Asset impairment charges	—	—	—	(223)
LVS separation costs	—	(2)	—	(8)
Benefit (provision) for income taxes	4	9	(10)	(621)
INCOME (LOSS) FROM CONTINUING
OPERATIONS, attributable to ArvinMeritor, Inc	$16	$(48)	$14	$(968)
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS, net of tax, attributable to
ArvinMeritor, Inc.	(3)	(1)	(1)	(42)
NET INCOME (LOSS), attributable to
ArvinMeritor, Inc.	$13	$(49)	$13	$(1,010)
DILUTED EARNINGS (LOSS) PER SHARE
Attributable to ArvinMeritor, Inc.
Continuing operations	$0.20	$(0.66)	$0.18	$(13.37)
Discontinued operations	(0.04)	(0.01)	(0.01)	(0.58)
Diluted earnings (loss) per share	$0.16	$(0.67)	$0.17	$(13.95)
DILUTED AVERAGE COMMON SHARES
OUTSTANDING	83.1	72.6	79.0	72.4

(1)
Unallocated legacy and corporate costs represent items that are not directly related to our business segments. These costs primarily include pension and retiree medical costs associated with recently sold businesses and other legacy costs for environmental and product liability.

ARVINMERITOR, INC.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

   Sales

     The following table reflects total company business segment sales for the three months ended March 31, 2010 and 2009. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	March 31,		Dollar	%		Volume
	2010	2009	Change	Change	Currency	/ Other
Sales:
Commercial Truck	$458	$349	$109	31%	$38	$71
Industrial	248	228	20	9%	7	13
Aftermarket & Trailer	238	250	(12)	(5)%	10	(22)
Light Vehicle Systems	339	224	115	51%	15	100
Intersegment Sales	(76)	(89)	13	15%	(7)	20
TOTAL SALES	$1,207	$962	$245	25%	$63	$182

     Commercial Truck sales were $458 million in the second quarter of fiscal year 2010, up 31 percent from the second quarter of fiscal year 2009. The effect of foreign currency translation increased sales by $38 million. Excluding the effects of foreign currency, sales increased by $71 million or 20 percent, primarily due to higher OE production volumes in North America, Europe and South America. European heavy- and medium-duty truck production volumes increased 14 percent compared to the prior year. Production volumes in the North American Class 8 commercial vehicle truck markets were higher by 23 percent compared to the prior year and South American commercial truck volumes increased approximately 71 percent. Many of our customers experienced sharp declines in production and sales volumes in the prior year, which started in November 2008 and continued throughout our fiscal year 2009. Although we are now seeing steady improvement from 2009 low points, we expect recovery of production volumes to vary by region.

     Industrial sales were $248 million in the second quarter of 2010, up 9 percent from the second quarter of 2009. The increase in sales was primarily due to higher sales in the Asia-Pacific region, which increased approximately 142 percent from the prior year, and the favorable impact of changes in foreign currency exchange rates on sales. These increases were partially offset by lower sales in the second quarter of fiscal year 2010 as compared to the same period last year of our military products associated with the Mine Resistant Ambush Protection program (MRAP). We substantially completed our delivery of all existing MRAP orders to our customers in fiscal year 2009 and have not received any significant MRAP orders in fiscal year 2010.

     Aftermarket & Trailer sales were $238 million in the second quarter of fiscal year 2010, down 5 percent from the second three months of fiscal year 2009. Sales of our military service parts, primarily associated with the MRAP, were down significantly compared to the prior year. The impact of this decline more than offset higher sales of products for trailer applications, which increased approximately 16 percent from the prior year and sales increases in our core aftermarket replacement products. The effect of changes in foreign currency exchange rates partially offset these declines.

     Light Vehicle Systems sales were $339 million in the second quarter of 2010, up from $224 million in the second quarter of 2009. The effect of foreign currency translation increased sales by $15 million. Excluding the impact of foreign currency translation, sales increased by $100 million or 45 percent compared to the prior year. The increase in sales is primarily due to higher light vehicle production volumes in Europe compared to the prior year’s second fiscal quarter. The increase in European light vehicle production volumes is due to some recovery of productions volumes from historical lows as well as government sponsored consumer incentive programs in certain European countries. The discontinuation of these government sponsored programs could negatively impact production volumes in the future.

   Cost of Sales and Gross Profit

     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended March 31, 2010 was $1,083 million compared to $885 million in the prior year, representing an increase of 22 percent. The increase in costs of sales is primarily due to the increased sales volumes discussed above and the effect of changes in foreign currency exchange rates.

ARVINMERITOR, INC.

     Total cost of sales were approximately 90 percent of sales for the three months ended March 31, 2010 compared to approximately 92 percent for the first three months of the prior year. The decrease on a percentage basis is primarily due to significant reduction in variable and fixed costs compared to the second quarter of fiscal year 2009. As previously mentioned, we aggressively lowered our ‘break-even’ point throughout fiscal year 2009 through comprehensive restructuring and structural cost-reduction initiatives.

     The following table summarizes significant factors contributing to the changes in costs of sales during the three months ended March 31, 2010 compared to the same period in the prior year (in millions):

Cost of Sales
Three months ended March 31, 2009	$885
Volumes and mix	160
Foreign exchange	62
Depreciation expense	5
Other cost reductions, net	(29)
Three months ended March 31, 2010	$1,083

     Changes in the components of cost of sales year over year are summarized as follows:

Higher material costs	$164
Higher labor and overhead costs	34
Total increase in costs of sales	$198

     Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended March 31, 2010 increased by approximately $164 million compared to the same period last year, primarily as a result of higher sales volumes. Material costs for much of fiscal year 2009 were negatively impacted by higher average steel prices, partially offset by improvements in material performance compared to the prior year. Steel indexes saw a rapid increase beginning in the second quarter of fiscal year 2008 and remained at relatively higher levels through the first three quarters of fiscal year 2009. More recently, steel indexes have declined to normalized levels. Recovery practices with customers are generally consistent with normal index movements in steel prices.

     Labor and overhead costs increased by $34 million compared to the same period in the prior year. The increase was primarily due to the higher sales volumes. Other factors favorably impacting labor and overhead costs are savings associated with the company’s restructuring actions, continuous improvement and rationalization of operations, as well as government assistance in certain European jurisdictions.

     As a result of the above, gross profit for the three months ended March 31, 2010 was $124 million compared to $77 million in the same period last year. Gross margins increased to 10 percent for the three months ended March 31, 2010 compared to 8 percent in the same period last year.

   Other Income Statement Items

     Selling, general and administrative expenses for the three months ended March 31, 2010 and 2009 are summarized as follows (in millions):

	2010		2009		Increase (Decrease)
	Amount	% of sales	Amount	% of sales
SG&A
LVS separation costs	$—	—%	$(2)	(0.2)%	$(2)	(0.2)pts
LVS divestiture costs	(3)	(0.3)%	—	—%	3	0.3pts
Loss on sale of receivables	(1)	(0.1)%	(2)	(0.2)%	(1)	(0.1)pts
Short- and long-term variable
compensation	(16)	(1.3)%	10	1.0%	26	2.3pts
All other SG&A	(69)	(5.7)%	(65)	(6.7)%	4	(1.0)pts
Total SG&A	$(89)	(7.4)%	$(59)	(6.1)%	$30	1.3pts

ARVINMERITOR, INC.

     LVS separation costs in the prior year’s second fiscal quarter are third-party transaction costs incurred in connection with the previously planned spin-off of the LVS business. LVS divestiture costs are primarily third-party costs associated with the current fiscal year’s LVS divestiture activities. In the prior year’s first fiscal quarter, we eliminated substantially all variable incentive compensation pay for the 2009 fiscal year. All other SG&A represents normal selling, general and administrative expenses. The increase in all other SG&A compared to the prior year is a result the discontinuance of certain temporary cost reductions related to employee salaries and 401(k) benefits in fiscal year 2010.

     Restructuring costs included in our results during the three months ended March 31, 2010 and 2009 are as follows (in millions):

	Commercial				Aftermarket
	Truck		Industrial		& Trailer		LVS		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Performance Plus actions	$—	$30	$—	$—	$—	$—	$(1)	$2	$(1)	$32
Fiscal year 2010 LVS actions	—	—	—	—	—	—	1	—	1	—
Fiscal year 2009 actions (reduction in workforce)	—	7	—	1	—	1	—	4	—	13
Total restructuring costs (1)	$—	$37	$—	$1	$—	$1	$—	$6	$—	$45

(1)	There were no corporate restructuring costs in the second quarter of fiscal year 2010 and $1 million in the second quarter of fiscal year 2009, primarily related to employee termination benefits.

     Operating income for the second quarter of fiscal year 2010 was $35 million, compared to an operating loss of $29 million in the prior year. The improved operating results were as a result of the items previously discussed.

     Equity in earnings of affiliates was $11 million in the second quarter of fiscal year 2010, compared to a loss of $3 million in the same period in the prior year. The increase is primarily due to higher earnings from our CVS affiliates in all regions, primarily in South America.

     Interest expense, net for the second quarter of fiscal year 2010 was $31 million, compared to $24 million in the prior year. Included in interest expense, net for the three months ended March 31, 2010 is a net loss on debt extinguishment of approximately $13 million. The loss on debt extinguishment primarily relates to the $17 million paid in excess of par to repurchase $175 million of the 8-3/4 percent notes due in 2012, partially offset by a $6 million gain associated with the acceleration of the pro-rata share of the previously recognized unamortized interest rate swap gains associated with the 8-3/4 percent notes. This pro-rata share was being amortized into income as reduction of interest expense over the remaining term of the notes. Favorably impacting interest expense, net in the fiscal quarter ended March 31, 2010 was a $6 million gain on the collection of a note receivable related to the sale of our Emissions Technologies business in fiscal year 2007. This gain primarily related to the acceleration of the discount on the note that was previously being recognized as a reduction of interest expense over the term of the note.

     Benefit for income taxes in the second quarter of fiscal year 2010 was $4 million compared to $9 million in the same period in the prior year. In the second quarter of fiscal year 2010, the company recorded approximately $20 million of favorable tax items discrete to the quarter, primarily related to the reversal of a valuation allowance and reducing certain liabilities for uncertain tax positions. The income tax benefit for the quarter was unfavorably impacted by losses in certain tax jurisdictions where tax benefits are no longer being recognized. In the second quarter of fiscal year 2009, income tax expense was favorably impacted by higher tax benefits in certain jurisdictions where the company is able to recognize such benefits.

     Income from continuing operations for the second quarter of fiscal year 2010 was $20 million, compared to a loss of $47 million, in the prior year. The reasons for the improvement are previously discussed.

ARVINMERITOR, INC.

     Loss from discontinued operations was $3 million in the second quarter of fiscal year 2010, compared to a loss of $2 million in the same period in the prior year. Significant items included in results from discontinued operations in the second quarter of fiscal year 2010 and 2009 include the following:

	Three Months Ended
	March 31,
	2010	2009
Purchase price and other adjustments	$(5)	$5
Restructuring costs	—	(12)
Loss before income taxes	(5)	(7)
Benefit for income taxes	2	5
Net loss	(3)	(2)
Net income (loss) attributable to noncontrolling interests	—	1
Income (loss) from discontinued operations attributable to
ArvinMeritor, Inc.	$(3)	$(1)

     Purchase price and other adjustments: These adjustments primarily relate to charges for changes in estimates for purchase price adjustments and indemnity obligations for previously sold businesses.

     Net income attributable to noncontrolling interests for the second quarter of fiscal year 2010 was $4 million compared to zero for the second quarter of fiscal year 2009. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated joint ventures.

     Net income attributable to ArvinMeritor, Inc. was $13 million for the three months ended March 31, 2010 compared to a net loss of $49 million for the three months ended March 31, 2009. The increase in net income is attributable to reasons previously discussed.

   Segment EBITDA and EBITDA Margins

     As a result of the divestitures of many of our LVS businesses, LVS now consists primarily of Body Systems’ business, composed of roofs and doors products. In order to better reflect the importance of our remaining core commercial vehicle businesses and a much smaller LVS business and to reflect the manner in which management reviews information regarding our business, we revised our reporting segments in the fourth quarter of fiscal year 2009. We refer to our three commercial vehicle segments (Commercial Truck, Industrial and Aftermarket & Trailer) collectively, as our “Core Business”. In addition, in the second quarter of fiscal year 2010, we changed the definition of Segment EBITDA to exclude restructuring expenses and asset impairment charges. This change is consistent with how management currently measures and reviews the performance of our segments. All prior period amounts have been recast to reflect the revised reporting segments.

     The following table reflects Segment EBITDA and EBITDA margins for the three months ended March 31, 2010 and 2009 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	March 31,			March 31,
	2010	2009	$ Change	2010	2009	Change
Commercial Truck	$15	$(28)	$43	3.3%	(8.0)%	11.3pts
Industrial	27	44	(17)	10.9%	19.3%	(8.4)pts
Aftermarket & Trailer	17	36	(19)	7.1%	14.4%	(7.3)pts
LVS	8	(17)	25	2.4%	(7.6)%	10.0pts
Segment EBITDA	$67	$35	$32	5.6%	3.6%	2.0pts

ARVINMERITOR, INC.

     Significant items impacting year over year Segment EBITDA include the following:

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	LVS	TOTAL
Segment EBITDA – Quarter ended March 31, 2009	$(28)	$44	$36	$(17)	$35
Higher earnings from unconsolidated affiliates	12	1	2	(1)	14
Reinstatement of temporary cost reductions	(16)	(5)	(8)	(7)	(36)
Higher pension and retiree medical costs	(2)	—	(1)	—	(3)
Volume, performance and other, net of cost reductions	49	(13)	(12)	33	57
Segment EBITDA – Quarter ended March 31, 2010	$15	$27	$17	$8	$67

     Commercial Truck Segment EBITDA was $15 million in the second quarter of fiscal year 2010, up $43 million compared to the same period in the prior year. The impact of higher commercial truck production volumes in Europe, North America and South America, savings associated with prior restructuring and cost reduction initiatives, and higher earnings from our unconsolidated joint ventures favorably impacted Segment EBITDA in the second quarter of fiscal year 2010. The favorable impact of these items was partially offset by the reinstatement of temporary costs reductions, including variable incentive compensation programs.

     Industrial Segment EBITDA was $27 million in the second quarter of fiscal year 2010, down $17 million compared to the prior year. The favorable impact of higher sales in our Asia-Pacific region was more than offset by lower sales of our military products, primarily associated with the MRAP program.

     Aftermarket & Trailer Segment EBITDA was $17 million in the second quarter of fiscal year 2010, down $19 million compared to the same period in the prior year. Segment EBITDA margin decreased to 7.1 percent from 14.4 percent. The decrease in Segment EBITDA and Segment EBITDA margin is primarily due to lower sales of our military service parts, primarily associated with the MRAP, which more than offset the favorable impact of higher sales of products for trailer applications, and higher sales in our core aftermarket products.

     LVS Segment EBITDA was $8 million in the second quarter of fiscal year 2010, compared to Segment EBITDA of negative $17 million in the same period in the prior year. In the prior year, the impact of lower light vehicle production volumes in all regions along with higher material costs, primarily steel, significantly impacted LVS Segment EBITDA. LVS Segment EBITDA for the three months ended March 31, 2010 was favorably impacted by higher production volumes in Europe compared to the same period last year as well as significant cost reductions implemented in fiscal year 2009. Unfavorably impacting LVS Segment EBITDA during the three months ended March 31, 2010 were $3 million of third-party costs associated with the current fiscal year’s LVS divestiture activities.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

   Sales

     The following table reflects total company business segment sales for the six months ended March 31, 2010 and 2009. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	March 31,		Dollar	%		Volume
	2010	2009	Change	Change	Currency	/ Other
Sales:
Commercial Truck	$891	$944	$(53)	(6)%	$68	$(121)
Industrial	474	438	36	8%	13	23
Aftermarket & Trailer	460	504	(44)	(9)%	20	(64)
Light Vehicle Systems	685	487	198	41%	34	164
Intersegment Sales	(157)	(191)	34	18%	(15)	49
TOTAL SALES	$2,353	$2,182	$171	8%	$120	$51

ARVINMERITOR, INC.

     The following table reflects estimated automotive and commercial vehicle production volumes for selected original equipment (OE) markets for the six months ended March 31, 2010 and 2009 based on available sources and management’s estimates.

	Six Months Ended March 31,		Unit	Percent
	2010	2009	Change	Change
Commercial Vehicles (in thousands)
North America, Heavy-Duty Trucks	70.3	74.0	(3.7)	(5)%
North America, Trailers	44.4	51.4	(7.0)	(14)%
Europe, Heavy- and Medium-Duty Trucks	123.7	183.6	(59.9)	(33)%
South America, Heavy- and Medium-Duty Trucks	78.6	62.0	16.6	27%

Light Vehicles (in millions)
North America	5.6	4.4	1.2	27%
Europe	8.9	7.4	1.5	20%
South America	1.9	1.5	0.4	27%

     Commercial Truck sales were $891 million in the first six months of fiscal year 2010, down 6 percent from the same period of fiscal year 2009. The effect of foreign currency translation increased sales by $68 million. Excluding the effects of foreign currency, sales decreased by $121 million or 13 percent, primarily due to significantly lower OE production volumes in Europe and North America during the first quarter of fiscal year 2010 compared to the same period in the prior year. Many of our customers experienced sharp declines in production and sales volumes in the prior year, which started in November 2008 and continued throughout our fiscal year 2009. Although we are now seeing steady improvement from 2009 low points, we expect production volumes to continue at reduced levels in the near term with recovery varying by region.

     Industrial sales were $474 million in the first six months of fiscal year 2010, up 8 percent from the same period of 2009. The increase in sales was primarily due to higher sales in the Asia-Pacific region, which increased approximately 97 percent from the prior year. These increases were partially offset by lower sales in the first six months of fiscal year 2010 as compared to the same period last year of our military products primarily associated with the MRAP. We substantially completed our delivery of all existing MRAP orders to our customers in fiscal year 2009 and have not received any significant MRAP orders in fiscal year 2010.

     Aftermarket & Trailer sales were $460 million in the first six months of fiscal year 2010, down 9 percent from the same period of fiscal year 2009. Sales of our military service parts, primarily associated with the MRAP, were down significantly compared to the prior year. The impact of this decline more than offset higher sales of products for trailer applications, and sales increases in our core aftermarket products. The effect of changes in foreign currency exchange rates partially offset these declines.

     Light Vehicle Systems sales were $685 million in the first six months of fiscal year 2010, up from $487 million in the same period of 2009. The effect of foreign currency translation increased sales by $34 million. Excluding the impact of foreign currency translation, sales increased by $164 million or 34 percent compared to the prior year. The increase in European light vehicle production volumes is due to some recovery of productions volumes from historical lows as well as government sponsored consumer incentive programs in certain European countries. The discontinuation of these government sponsored programs could negatively impact production volumes in the future.

   Cost of Sales and Gross Profit

     Cost of sales for the six months ended March 31, 2010 was $2,114 million compared to $2,030 million for the same period in the prior year, representing an increase of 4 percent. The increase in costs of sales is primarily due to the effect of changes in foreign currency exchange rates and increased sales volumes compared to the same period in the prior year.

     Total cost of sales were approximately 90 percent of sales for the six months ended March 31, 2010 compared to approximately 93 percent for the same period of the prior year. The decrease on a percentage basis is primarily due to significant reduction in variable and fixed costs compared to the first six months of fiscal year 2009. As previously mentioned, we aggressively lowered our ‘break-even’ point throughout fiscal year 2009 through comprehensive restructuring and structural cost-reduction initiatives.

ARVINMERITOR, INC.

     The following table summarizes significant factors contributing to the changes in costs of sales during the six months ended March 31, 2010 compared to the same period in the prior year (in millions):

Cost of Sales
Six months ended March 31, 2009	$2,030
Volumes and mix	65
Foreign exchange	107
Depreciation expense	(3)
Other cost reductions, net	(85)
Six months ended March 31, 2010	$2,114

Changes in the components of cost of sales year over year are summarized as follows:

Higher material costs	$94
Higher labor and overhead costs	16
Other	(26)
Total increase in costs of sales	$84

     Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the six months ended March 31, 2010 increased by approximately $94 million compared to the same period last year, primarily as a result of higher sales volumes. Material costs for much of fiscal year 2009 were negatively impacted by higher average steel prices, partially offset by improvements in material performance compared to the prior year. Steel indexes saw a rapid increase beginning in the second quarter of fiscal year 2008 and remained at relatively higher levels through the first three quarters of fiscal year 2009. More recently, steel indexes have declined to normalized levels. Recovery practices with customers are generally consistent with index movements in steel prices.

     Labor and overhead costs increased by $16 million compared to the same period in the prior year. The increase was primarily due to the higher sales volumes. Other factors favorably impacting labor and overhead costs are savings associated with the company’s restructuring actions, continuous improvement and rationalization of operations, as well as government assistance in certain European jurisdictions. Depreciation expense was lower by $3 million compared to the same period in the prior year primarily due to the non-cash asset impairment charges recorded in our LVS segment in the first quarter of fiscal year 2009.

     As a result of the above, gross profit for the six months ended March 31, 2010 was $239 million compared to $152 million in the same period last year. Gross margins increased to 10.2 percent for the six months ended March 31, 2010 compared to 7.0 percent in the same period last year.

   Other Income Statement Items

     Selling, general and administrative expenses for the six months ended March 31, 2010 and 2009 are summarized as follows (in millions):

	2010		2009		Increase (Decrease)
	Amount	% of sales	Amount	% of sales
SG&A
LVS separation costs	$—	—%	$(8)	(0.3)%	$(8)	(0.3)pts
LVS divestiture costs	(4)	(0.2)%	—	—%	4	0.2pts
Loss on sale of receivables	(2)	(0.1)%	(6)	(0.3)%	(4)	(0.2)pts
Short- and long-term variable
compensation	(26)	(1.1)%	10	0.5%	36	1.6pts
All other SG&A	(142)	(6.0)%	(152)	(7.0)%	(10)	(1.0)pts
Total SG&A	$(174)	(7.4)%	$(156)	(7.1)%	$18	0.3pts

     LVS separation costs in the prior fiscal year are third-party transaction costs incurred in connection with the previously planned spin-off of the LVS business. LVS divestiture costs are primarily third-party costs associated with the current fiscal year’s LVS divestiture activities. Loss on sale of receivables decreased as the amount of receivables we sold under off-balance sheet factoring programs during the first six months of the current fiscal year were significantly lower than the same period in the prior year due to a decrease in our sales in the prior year. In the prior year, we eliminated substantially all variable incentive compensation pay for the 2009 fiscal year. All other SG&A represents normal selling, general and administrative expenses. The decrease in all other SG&A compared to the prior year is a result of savings associated with various restructuring and other cost reduction initiatives, including reduced discretionary spending, and headcount reductions. These costs savings were partially offset by the discontinuance of certain temporary cost reductions related to employee salaries and 401(k) benefits in fiscal year 2010.

ARVINMERITOR, INC.

     Restructuring costs included in our results during the six months ended March 31, 2010 and 2009 are as follows (in millions):

	Commercial				Aftermarket
	Truck		Industrial		& Trailer		LVS		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Performance Plus actions	$—	$30	$—	$—	$—	$—	$1	$3	$1	$33
Fiscal year 2010 LVS actions	—	—	—	—	—	—	1	—	1	—
Fiscal year 2009 actions
(reduction in workforce)	—	14	—	2	—	1	—	16	—	33
Total segment restructuring costs (1)	$—	$44	$—	$2	$—	$1	$2	$19	$2	$66

(1)	There were no corporate restructuring costs in the first six months of fiscal year 2010 and $4 million in the same period of fiscal year 2009, primarily related to employee termination benefits.

     Long-lived asset and goodwill impairment charges for the first six months of fiscal year 2009 were $153 million and $70 million, respectively. These non-cash impairment charges primarily related to our LVS segment. In the prior year first fiscal quarter, management determined that certain asset impairment charges were required due to declines in overall economic conditions, including significant reductions in current and forecasted production volumes for light and commercial vehicles.

     Operating income for the first six months of fiscal year 2010 was $63 million, compared to an operating loss of $298 million in the prior year. The improved operating results were as a result of the items previously discussed.

     Equity in earnings of affiliates was $21 million in the first six months of fiscal year 2010, compared to $1 million in the same period in the prior year. The increase is primarily due to higher earnings from our CVS affiliates in South America.

     Interest expense, net for the first six months of fiscal year 2010 was $54 million, compared to $47 million in the prior fiscal year’s first six months. Included in interest expense, net for the six months ended March 31, 2010 is a net loss on debt extinguishment of approximately $13 million. The loss on debt extinguishment primarily relates to the $17 million paid in excess of par to repurchase $175 million of the 8-3/4 percent note due in 2012, partially offset by a $6 million gain associated with the acceleration of a pro-rata share of previously recognized unamortized interest rate swap gains associated with the 8-3/4 percent notes. This pro-rata share was being amortized into income as reduction of interest expense over the remaining term of the notes. Favorably impacting interest expense, net in the first six months of fiscal year 2010 was a $6 million gain on the collection of a note receivable related to the sale of our Emissions Technologies business in fiscal year 2007. This gain primarily related to the acceleration of the discount on the note that was previously being recognized as a reduction of interest expense over the term of the note.

     Provision for income taxes in the first six months of fiscal year 2010 was $10 million compared to $621 million in the same period in the prior year. Income tax expense in the first six months of fiscal year 2010 was unfavorably impacted by losses in certain tax jurisdictions where tax benefits are no longer being recognized. Also included in the provision for income tax for the six months ended March 31, 2010 are $19 million of favorable items discrete to the period. The discrete items primarily related to the reversal of a valuation allowance and reducing certain liabilities for uncertain tax positions. Included in the prior year tax provision is a $633 million non-cash charge related to recording valuation allowances against net deferred tax assets in certain jurisdictions, primarily the United States and France. Based on our assessment of historical tax losses, combined with significant uncertainty as to the timing of recovery in the global markets, we concluded that valuation allowances were required against the deferred tax assets in certain jurisdictions.

     Income from continuing operations for the first six months of fiscal year 2010 was $21 million, compared to a loss of $965 million, in the prior year. The reasons for the improvement are previously discussed.

ARVINMERITOR, INC.

     Loss from discontinued operations was a loss of $1 million in the first six months of fiscal year 2010, compared to a loss of $55 million in the same period in the prior year. Significant items included in results from discontinued operations in the second quarter of fiscal year 2010 and 2009 include the following:

	Six Months Ended
	March 31,
	2010	2009
Gain / (Loss) on sale of business, net	$16	$—
Asset impairment charges	—	(56)
Restructuring costs	—	(13)
Purchase price and other adjustments	(20)	5
Operating income (loss), net	—	(14)
Income (loss) before income taxes	(4)	(78)
Benefit for income taxes	3	23
Net income (loss)	(1)	(55)
Net income (loss) attributable to noncontrolling interests	—	13
Income (loss) from discontinued operations attributable to
ArvinMeritor, Inc.	$(1)	$(42)

     Gain on sale of business, net: We recognized a pre-tax gain of $16 million ($16 million after-tax), net of indemnity obligations, on the sale of our 57 percent interest in MSSC in October 2009.

     Asset impairment charges: We recognized non-cash impairment charges in the first six months of prior year, as management determined that certain asset impairment charges were required due to declines in overall economic conditions, including significant reductions in current and forecasted production volumes for light vehicles and the impact on expected sale value upon eventual disposition.

     Purchase price and other adjustments: These adjustments primarily relate to charges for changes in estimates for purchase price adjustments and indemnity obligations for previously sold businesses.

     Net income attributable to noncontrolling interests for the first six months of fiscal year 2010 was $7 million compared to net loss attributable to noncontrolling interests of $10 million for the same period of fiscal year 2009. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated joint ventures.

     Net income attributable to ArvinMeritor, Inc. was $13 million for the first six months ended March 31, 2010 compared to a net loss of $1,010 million for the six months ended March 31, 2009. The decrease in loss is attributable to reasons previously discussed.

   Segment EBITDA and EBITDA Margins

     As previously mentioned, we revised our reporting segments in the fourth quarter of fiscal year 2009. We refer to our three commercial vehicle segments (Commercial Truck, Industrial and Aftermarket & Trailer) collectively, as our “Core Business”. In addition, in the second quarter of fiscal year 2010, we changed the definition of Segment EBITDA to exclude restructuring expenses and asset impairment charges. This change is consistent with how management measures and reviews the performance of our segments. All prior period amounts have been recast to reflect the revised reporting segments.

     The following table reflects Segment EBITDA and EBITDA margins for the six months ended March 31, 2010 and 2009 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	March 31,			March 31,
	2010	2009	$ Change	2010	2009	Change
Commercial Truck	$27	$(19)	$46	3.0%	(2.0)%	5.0pts
Industrial	49	65	(16)	10.3%	14.8%	(4.5)pts
Aftermarket & Trailer	34	53	(19)	7.4%	10.5%	(3.1)pts
LVS	16	(47)	63	2.3%	(9.7)%	12.0pts
Segment EBITDA	$126	$52	$74	5.4%	2.4%	3.0pts

ARVINMERITOR, INC.

     Significant items impacting year over year Segment EBITDA include the following:

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	LVS	TOTAL
Segment EBITDA – Six months ended March 31, 2009	$(19)	$65	$53	$(47)	$52
Higher earnings from unconsolidated affiliates	16	2	2	—	20
Reinstatement of temporary cost reductions	(21)	(7)	(11)	(8)	(47)
Higher pension and retiree medical costs	(4)	(1)	(2)	—	(7)
Volume, performance and other, net of cost reductions	55	(10)	(8)	71	108
Segment EBITDA – Six months ended March 31, 2010	$27	$49	$34	$16	$126

     Commercial Truck Segment EBITDA was $27 million in the first six months of fiscal year 2010, up $46 million compared to the same period in the prior year. Savings associated with prior restructuring and cost reduction initiatives and higher earnings from our unconsolidated joint ventures favorably impacted Segment EBITDA in the first six months of fiscal year 2010. The favorable impact of these items was partially offset by the reinstatements of temporary costs reductions, including variable incentive compensation programs and lower commercial truck production volumes in Europe and North America.

     Industrial Segment EBITDA was $49 million in the first six months of fiscal year 2010, down $16 million compared to the prior year. The favorable impact of higher sales in our Asia-Pacific region was more than offset by lower sales of our military products, primarily associated with the MRAP.

     Aftermarket & Trailer Segment EBITDA was $34 million in the first six months of fiscal year 2010, down $19 million compared to the same period in the prior year. Segment EBITDA margin decreased to 7.4 percent from 10.5 percent. The decrease in Segment EBITDA and Segment EBITDA margin is primarily due to lower sales of our military service parts, primarily associated with the MRAP, which more than offset the favorable impact of higher sales of products for trailer applications and sales increases in our core aftermarket products.

     LVS Segment EBITDA was $16 million in the first six months of fiscal year 2010, compared to Segment EBITDA of negative $47 million in the same period in the prior year. In the prior year, the impact of lower light vehicle production volumes in all regions along with higher material costs, primarily steel, significantly impacted LVS Segment EBITDA. LVS Segment EBITDA for the six months ended March 31, 2010 was favorably impacted by higher production volumes in Europe compared to the same period last year as well as significant cost reductions implemented in fiscal year 2009. Unfavorably impacting LVS Segment EBITDA during the first six months of fiscal year 2010 were $4 million of third-party costs associated with the current fiscal year’s LVS divestiture activities.

Financial Condition

     Cash Flows (in millions)

	Six Months Ended March 31,
	2010	2009
OPERATING CASH FLOWS
Income (loss) from continuing operations	$21	$(965)
Depreciation and amortization	38	41
Asset impairment charges	—	223
Loss on debt extinguishment	13	—
Deferred income tax expense (benefit)	(3)	618
Pension and retiree medical expense	48	40
Pension and retiree medical contributions	(44)	(59)
Restructuring costs, net of payments	(10)	40
Decrease (increase) in working capital	19	(146)
Changes in sale of receivables	41	(187)
Interest proceeds on note receivable	12	—
Other, net	(35)	(7)
Cash flows provided by (used for) continuing operations	100	(402)
Cash flows provided by (used for) discontinued operations	(8)	(38)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$92	$(440)

ARVINMERITOR, INC.

     Cash provided by operating activities for the first six months of fiscal year 2010 was $92 million, compared to cash used of $440 million in the same period of fiscal year 2009. The increase in cash flow is primarily attributable to improved earnings, lower uses of cash for working capital and lower pension and retiree medical contributions. Pension and retiree medical contributions in the prior year include a $28 million payment related to a settlement of a retiree medical lawsuit. We also received $12 million of interest proceeds on the collection of a note receivable related to the sale of our Emissions Technologies business in fiscal year 2007. Unfavorably impacting prior year cash flow is a $25 million payment associated with a settlement of a commercial matter with a customer.

	Six Months Ended March 31,
	2010	2009
INVESTING CASH FLOWS
Capital expenditures	$(42)	$(72)
Other investing activities	3	8
Net investing cash flows provided by (used for) discontinued operations	16	(12)
CASH USED FOR INVESTING ACTIVITIES	$(23)	$(76)

     Cash used for investing activities was $23 and $76 million in the first six months of fiscal year 2010 and 2009, respectively. Capital expenditures decreased to $42 million in the first six months of fiscal year 2010 from $72 million in the same period of the prior year. Included in capital expenditures in the prior fiscal year’s first six months were cash flows related to our new commercial vehicle facility in Monterrey, Mexico.

     Net investing cash flows provided by discontinued operations in the first six months of fiscal year 2010 include $10 million for the collection of the principal amount of a note receivable related to the sale of our Emissions Technologies business in fiscal year 2007 as well as $6 million for the sale of certain property related to the previously divested businesses. Net investing cash flows used for discontinued operations in the first six months of the prior fiscal year primarily related to capital expenditures.

	Six Months Ended December 31,
	2010	2009
FINANCING CASH FLOWS
Borrowings (payments) on revolving credit facility, net	$(28)	$318
Payments on accounts receivable securitization program, net	(83)	(23)
Repayment of notes	(175)	(83)
Proceeds from debt issuance	245	—
Payments on lines of credit and other	(14)	(2)
Net change in debt	(55)	210
Issuance and debt extinguishment costs	(44)	—
Proceeds from stock issuance	209	—
Other financing activities	(1)	—
Cash dividends	—	(8)
Net financing cash flows provided by discontinued operations	—	8
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$109	$210

     Cash provided by financing activities was $109 million in the first six months of fiscal year 2010 compared to $210 million in the first six months of fiscal year 2009. In the second quarter of fiscal year 2010 we issued debt and equity securities generating proceeds of $454 million. We used a portion of these proceeds to repurchase $175 million of our outstanding notes due in 2012 and pay down outstanding amounts under our revolving credit facility and our U.S. accounts receivable securitization program. We paid approximately $44 million in issuance, debt extinguishment and revolver renewal and extension costs related to the above transactions. These costs include $17 million paid in excess of par to repurchase the $175 million of 2012 notes.

     Also impacting financing cash flows in the first six months of fiscal year 2010 were lower borrowings on our revolving credit facility in fiscal year 2010. The higher borrowings under our revolving credit facility in the prior year reflect higher uses of cash for operating activities in the prior year (see “Operating Cash Flows” above).

     In February and March 2009, we repaid our $77 million outstanding 6.8 percent notes and our $6 million outstanding 7 1/8 notes, respectively, upon their respective maturity dates. We also paid cash dividends of $8 million in the quarter ended December 31, 2008. In February 2009, we announced that the Board of Directors determined to suspend the company’s quarterly dividend until further notice.

ARVINMERITOR, INC.

Contractual Obligations

     In March 2010, we issued $250 million 10.625 percent notes due 2018 and repurchased $175 million of the $276 million outstanding 8-3/4 percent notes due 2012. We also amended and extended our revolving credit facility. See “Liquidity” below for a description of these transactions.

Liquidity

     Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	March 31,	September 30,
	2010	2009
Fixed-rate debt securities	$597	$527
Fixed-rate convertible notes	500	500
Revolving credit facility	—	28
Borrowings under U.S. accounts receivable securitization program	—	83
Unamortized discount on convertible notes	(81)	(85)
Unamortized gain on swap unwind	14	23
Lines of credit and other	2	16
Total debt	$1,032	$1,092

     Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements and funding of restructuring, business and product development programs. We expect fiscal year 2010 capital expenditures for our business segments, including LVS, to be in the range of $90 million to $110 million. In addition, we expect restructuring cash costs to be approximately $25 to $35 million in fiscal year 2010.

     We generally fund our operating and capital needs primarily with cash on hand, our various accounts receivable securitization and factoring arrangements and availability under our revolving credit facility. Cash in excess of local operating needs is generally used to reduce amounts, if any, outstanding under our revolving credit facility. Our ability to access additional capital in the long-term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. We continuously evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire, exchange or redeem outstanding indebtedness, issue new equity or enter into new lending arrangements if conditions warrant.

     In the second quarter of fiscal year 2010, we completed various financing transactions (as described below), which significantly changed our capital structure and improved our liquidity. We believe these transactions will provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations. The improved liquidity provided by these transactions is also expected to position us well as markets recover.

     Sources of liquidity as of March 31, 2010, in addition to cash on hand, are as follows:

	Total	Unused as of
	Facility Size	3/31/10	Current Expiration
On-balance sheet arrangements:
Revolving credit facility (1)	$539	$513	Various
Committed U.S. securitization	125	125	September 2011
Total on-balance sheet arrangements	664	638

Off-balance sheet arrangements:
Committed receivable factoring programs	292	184	October 2010
Other uncommitted factoring facilities	145	119	Various
Total off-balance sheet arrangements	437	303
Total available sources	$1,101	$941

(1)	The availability under the revolving credit facility is subject to a collateral test as discussed under “Revolving Credit Facility” below.

ARVINMERITOR, INC.

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

     Our availability under the revolving credit facility is subject to a priority debt to EBITDA ratio covenant, as defined in the agreement, which will likely limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the revolving credit facility every other day during the quarter. We were in compliance with this covenant as of March 31, 2010.

     At March 31, 2010 we had $274 million in cash and cash equivalents and unutilized, readily available commitments of $560 million under the revolving credit facility and the U.S. accounts receivable securitization program (without regard to financial covenants restricting availability only on the final day of the quarter).

     Debt Securities – In March 2010, we completed a public offering of debt securities consisting of the issuance of $250 million 8-year fixed rate 10-5/8 percent notes due March 15, 2018. The offering was made pursuant to the Shelf Registration Statement. The notes were issued at a discounted price of 98.024 percent of their principal amount. The proceeds from the sale of the notes, net of discount, were $245 million and were primarily used to repurchase $175 million of our previously $276 million outstanding 8-3/4 percent notes due in 2012. On March 23, 2010, we completed the debt tender offer for our 8-3/4 percent notes due March 1, 2012. The notes were repurchased at 109.75 percent of their principal amount.

     Equity Securities – In March 2010, we completed an equity offering of 19,952,500 shares, par value of $1 per share, at a price of $10.50 per share. The offering was made pursuant to the Shelf Registration Statement. The proceeds from the offering, net of underwriting discounts and commissions, of $200 million were primarily used to repay outstanding indebtedness under the revolving credit facility and under the U.S. Accounts Receivable Securitization Program.

     Revolving Credit Facility – On February 5, 2010 we signed an agreement to amend and extend the revolving credit facility, which became effective on February 26, 2010. Pursuant to the revolving credit facility as amended, we have a $539 million revolving credit facility (excluding $28 million, which is unavailable due to the bankruptcy of Lehman Brothers in 2008), $143 million of which matures in June 2011 for non-extending banks and the other $396 million matures in January 2014 for extending banks.. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. At March 31, 2010, there were no borrowings outstanding under the revolving credit facility. At September 30, 2009, there were $28 million of borrowings outstanding. The $539 million revolving credit facility includes $100 million of availability for the issuance of letters of credit. At March 31, 2010 and September 30, 2009, approximately $26 million and $27 million letters of credit were issued, respectively. At certain times during any given month, we may draw on our revolving credit facility or U.S. accounts receivable securitization facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the facilities. Accordingly, during any given month, we may draw down on these facilities in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

     Availability under the revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis and under the most recent collateral test, the borrowing availability under the revolving credit facility at March 31, 2010 was limited to $506 million. Our availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. securitization program, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) no greater than 2.75 to 1 on the last day of the fiscal quarter commencing with the fiscal quarter ended March 31, 2010 through and including the fiscal quarter ended June 30, 2010 and (ii) 2.50 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2010 through and including the fiscal quarter ended June 30, 2011 and (iii) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012 and (iv) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity. At March 31, 2010, we were in compliance with the above noted covenants with a ratio of approximately 0.15x for the priority-debt-to-EBITDA covenant. Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility.

     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At March 31, 2010, the margin over the LIBOR rate was 275 basis points for the $143 million available from non-extending banks, and the commitment fee was 50 basis points. At March 31, 2010, the margin over LIBOR rate was 500 basis points for the $396 million available from extending banks, and the commitment fee was 75 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 175 basis points for the $143 million from non-extending banks and prime rate plus a margin of 400 basis points for the $396 million from the extending banks.

ARVINMERITOR, INC.

     Future Covenant Compliance – Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, vehicle production schedules and customer demand and access to other borrowing arrangements such as factoring or securitization facilities. Even taking into account these and other factors, and with the assumption that the current trends in the commercial vehicle and automotive industries continue, management expects to have sufficient liquidity to fund our operating requirements through the extended term of our revolving credit facility.

     Accounts Receivable Securitization and Factoring – As of March 31, 2010, we participate in accounts receivable factoring and securitization programs with total amounts utilized of approximately $134 million of which $108 million were attributable to committed facilities by established banks. At March 31, 2010, the utilized amount of $134 million relates to off-balance sheet securitization and factoring arrangements (see “Off-Balance Sheet Arrangements”). In addition, none was attributable to our U.S. securitization facility, which is provided on a committed basis by a syndicate of financial institutions led by GMAC Commercial Finance LLC and expires in September 2011.

     U.S. Securitization Program: Since 2005 we participated in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. In September 2009, in anticipation of the expiration of the existing facility, we entered into a new, two year $125 million U.S. receivables financing arrangement with a syndicate of financial institutions led by GMAC Commercial Finance LLC. Under this program, we sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. The maximum borrowing capacity under this program is $125 million subject to adequate eligible accounts receivable. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At March 31, 2010, no balance was outstanding under this program. This program does not have specific financial covenants; however it does have a cross-default provision to our revolving credit facility agreement.

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

Off-Balance Sheet Arrangements

     Accounts Receivable Securitization and Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at March 31, 2010, of approximately $134 million, of which $74 million and $34 million were attributable to a Swedish securitization facility and a French factoring facility, respectively, both of which involve the securitization or sale of Volvo AB accounts receivables. These programs are described in more detail below.

     Swedish Securitization Facility: In March 2006, we entered into a European arrangement to sell trade receivables through one of our European subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. Effective October 2009, the facility size was reduced to €90 million. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized, net of retained interests, €55 million ($74 million) and €38 million ($56 million) of this accounts receivable securitization facility as of March 31, 2010 and September 30, 2009, respectively.

     French Factoring Facility: In November 2007, we entered into an arrangement to sell trade receivables through one of our French subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized €25 million ($34 million) and €10 million ($16 million) of this accounts receivable securitization facility as of March 31, 2010 and September 30, 2009, respectively.

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

     In addition, several of our subsidiaries, primarily in Europe, factor eligible accounts receivables with financial institutions. The amount of factored receivables was $26 million and $21 million at March 31, 2010 and September 30, 2009, respectively.

ARVINMERITOR, INC.

Contingencies

     Contingencies related to environmental, asbestos and other matters are discussed in Note 19 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

   New accounting standards to be implemented:

     In December 2008, the Financial Accounting Standards Board (FASB) issued guidance on defined benefit plans that requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk, and is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Disclosures required by this guidance will be reflected in the company’s consolidated financial statements upon adoption.

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

     In June 2009, the FASB issued guidance for the consolidation of variable interest entities (VIEs) to address the elimination of the concept of a qualifying special purpose entity. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the new guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance is effective for the first annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The company is currently evaluating the impact, if any, that this guidance will have on its consolidated financial statements.

   Accounting standards implemented in fiscal year 2010:

     In December 2007, the FASB issued consolidation guidance that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The guidance also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. If a parent retains a noncontrolling equity investment in the former subsidiary, that investment is measured at its fair value. This guidance is effective for the company for its fiscal year beginning October 1, 2009 and, as required, has been applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented. The company has modified the presentation and disclosure of noncontrolling interests in accordance with the requirement of the guidance, which resulted in changes in the presentation of the company’s consolidated statement of operations and condensed consolidated balance sheet and cash flows; and required it to incorporate a condensed consolidated statement of equity (deficit) and comprehensive income (loss). Other than the required changes in the presentation of non-controlling interests in the consolidated financial statements, the adoption of this consolidation guidance did not have a significant impact on the company’s consolidated financial statements.

     In May 2008, the FASB issued guidance contained in Accounting Standards Codification (ASC) Topic 470-20, “Debt with Conversion and Other Options” which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This topic requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ nonconvertible debt borrowing rate. Topic 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted and retroactive application to all periods presented is required.

ARVINMERITOR, INC.

     This guidance impacted the company’s accounting for its outstanding $300 million convertible notes issued in 2006 (the 2006 convertible notes) and $200 million convertible notes issued in 2007 (the 2007 convertible notes) (see Notes 3 and 16). On October 1, 2009, the company adopted this guidance and applied its impact retrospectively to all periods presented. Upon adoption, the company recognized the estimated equity component of the convertible notes of $108 million ($69 million after tax) in additional paid-in capital. In addition, the company allocated $4 million of unamortized debt issuance costs to the equity component and recognized this amount as a reduction to additional paid-in capital. The company also recognized a discount on convertible notes of $108 million, which is being amortized as non-cash interest expense over periods of ten and twelve years for the 2006 convertible notes and 2007 convertible notes, respectively. The periods of ten and twelve years represent the expected life of the convertible notes based on the earliest period holders of the notes may redeem them. Non-cash interest expense for the amortization of the discount was $8 million, $7 million and $6 million for fiscal years 2009, 2008 and 2007, respectively. At March 31, 2010, the remaining amortization periods for the 2006 convertible notes and 2007 convertible notes were six years and nine years, respectively. Effective interest rates on the 2006 convertible notes and 2007 convertible notes were 7.0 percent and 7.7 percent, respectively.

     Upon recognition of the equity component of the convertible notes, the company also recognized a deferred tax liability of $39 million as the tax effect of the basis difference between carrying and notional values of the convertible notes. The carrying value of this deferred tax liability was offset with certain net deferred tax assets in the first quarter of fiscal year 2009 for determining valuation allowances against those deferred tax assets (see Note 7 to Consolidated Financial Statements for additional information on valuation allowances).

     At March 31, 2010 and September 31, 2009, the carrying amount of the equity component recognized upon adoption was $67 million. The following table summarizes other information related to the convertible notes.

	March 31,	September 30,
	2010	2009
Components of the liability balance (in millions):
Principal amount of convertible notes	$500	$500
Unamortized discount on convertible notes	(81)	(85)
Net carrying value	$419	$415

	Three Months Ended March 31,
	2010	2009
Interest costs recognized (in millions):
Contractual interest coupon	$5	$5
Amortization of debt discount	2	2
Total	$7	$7

	Six Months Ended March 31,
	2010	2009
Interest costs recognized (in millions):
Contractual interest coupon	$10	$10
Amortization of debt discount	4	4
Total	$14	$14

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

ARVINMERITOR, INC.

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

Market Risk	Assuming a	Assuming a	Favorable /
	10% Increase	10% Decrease	(Unfavorable)
	in Rates	in Rates	Impact on
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$2.5	$(2.5)	Fair Value
Foreign currency denominated debt	0.1	(0.1)	Fair Value
Forward contracts in EUR(1)	(4.3)	4.3	Fair Value

	Assuming a 50	Assuming a 50	Favorable /
	BPS Increase	BPS Decrease	(Unfavorable)
Interest Rate Sensitivity:	in Rates	in Rates	Impact on
Debt - fixed rate	$(38.0)	$40.3	Fair Value
Debt - variable rate(2)	—	—	Cash Flow
Interest rate swaps	(3.5)	3.6	Fair value

(1)	Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)	Includes domestic and foreign debt.

     At March 31, 2010, a 10% decrease in quoted currency exchange rates would result in a $2.5 million loss in forward contracts in USD, a potential gain of approximately $4.3 million in forward contracts in EUR, and a potential loss of approximately $0.1 million in foreign currency denominated debt.

     At March 31, 2010, the fair value of debt outstanding was approximately $1,083 million. A 50 basis points decrease in quoted interest rates would result in favorable impact of $40.3 million in fixed rate debt and no impact on variable rate debt.

Item 4. Controls and Procedures.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

     In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

ARVINMERITOR, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Except as set forth in this Quarterly Report under Note 19 “Contingencies,” there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2009 and those reported in the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009.

Item 1A. Risk Factors

     Except as set forth in the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009, there have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer repurchases

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of this Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the second quarter of 2010.

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

ARVINMERITOR, INC.

     Submission of Matters to a Vote of Security Holders

     The annual meeting of shareowners of the company was held January 28, 2010. The following matters were voted on and received the specified number of votes in favor, votes withheld or against, abstentions and broker non-votes:

(i)	Election of directors: The following individuals were elected to the Board of Directors, with terms expiring at the annual meeting of shareowners in 2013. The number of shares noted below were voted in favor of their election or were withheld. Abstentions and broker non-votes were not applicable.

Name of Nominee	Votes in Favor	Votes Withheld
Ivor J. Evans	39,492,710	11,706,760
Charles G. McClure, Jr.	39,624,009	11,575,461
William R. Newlin	39,455,155	11,744,315

(ii)	Appointment of auditors: The shareowners approved the selection of Deloitte & Touche LLP as the company’s auditors. A total of 58,878,550 votes were cast in favor, 1,941,279 votes were cast against, and there were 135,291 abstentions. Broker non-votes were not applicable.

(iii)	2010 Long-Term Incentive Plan: The shareowners approved the adoption by the Board of Directors of the 2010 Long-Term Incentive Plan. A total of 43,884,269 votes were cast in favor, 5,392,851 votes were cast against, and there were 1,922,349 abstentions and 9,755,651 broker non-votes.

(iv)	ICP Performance Goals: The shareowners approved performance goals under the Incentive Compensation Plan to enable certain awards to qualify as performance based under Section 162(m) of the Internal Revenue Code. A total of 54,569,413 votes were cast in favor, 4,284,240 votes were cast against, and there were 2,101,467 abstentions. Broker non-votes were not applicable.

ARVINMERITOR, INC.

Item 6. Exhibits

3	-a	Restated Articles of Incorporation of ArvinMeritor, filed as Exhibit 4.01 to ArvinMeritor’s Registration Statement on Form S-4, as amended (Registration Statement No. 333-36448) ("Form S-4"), is incorporated by reference.
3	-b	By-laws of ArvinMeritor, filed as Exhibit 3 to ArvinMeritor's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003 (File No. 1-15983), is incorporated by reference.
4	-a	Rights Agreement, dated as of July 3, 2000, between ArvinMeritor and The Bank of New York (successor to EquiServeTrust Company, N.A.), as rights agent, filed as Exhibit 4.03 to the Form S-4, is incorporated by reference.
4	-b	Fourth Supplemental Indenture, dated as of March 3, 2010, to the Indenture, dated as of April 1, 1998, between ArvinMeritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee (including form of the Company’s 10.625% Notes due 2018 and form of subsidiary guaranty) filed as Exhibit 4 to the Report on Form 8-K dated February 25, 2010 and filed March 3, 2010, is incorporated by reference.
10.1		Employment Agreement between ArvinMeritor, Inc. and Timothy Bowes
10.2		Employment Agreement between ArvinMeritor, Inc. and Joseph Mejaly
12		Computation of ratio of earnings to fixed charges
23		Consent of Bates White LLC
31	-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act)
31	-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32	-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
32	-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

ARVINMERITOR, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINMERITOR, INC.

Date: May 5, 2010	By:	/s/	V. G. Baker, II

V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: May 5, 2010	By:	/s/	J.A. Craig
J.A. Craig
Senior Vice President and Chief Financial Officer