Form 10-K/A
period 2009-09-27
ARVINMERITOR INC
filed 2010-06-25
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A (Amendment no. 2)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the Fiscal Year Ended September 27, 2009
Commission file number 1-15983

——————————

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
     Yes [   ] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes [   ] No [ X ]

     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on April 1, 2010 (the last business day of the most recently completed second fiscal quarter) was approximately $1,278,566,692.

     94,072,706 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on April 4, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
     Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant held on January 28, 2010 is incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended September 27, 2009.

EXPLANATORY NOTE - AMENDMENT

     ArvinMeritor, Inc. (the “company” or “ArvinMeritor) is filing this Form 10-K/A to include in its Annual Report on Form 10-K for the fiscal year ended September 27, 2009 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, financial statements and related notes of Master Sistemas Automotivos Ltda. (“MSA”) and Suspensys Sistemas Automotivos Ltda. (“SSA”), unconsolidated joint ventures in which the company owns an interest. ArvinMeritor owns a 49% interest in MSA (directly) and a 50% interest in SSA (through both direct and indirect interests).

     Rule 3-09 of Regulation S-X provides that if a 50% or less owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50% or less owned person shall be filed.

     MSA met such test for ArvinMeritor’s 2008 fiscal year and the company has included in this Form 10-K/A the required audited financial statements for the fiscal year ended December 31, 2008 (“2008”). MSA did not meet the significance test for ArvinMeritor’s 2009 and 2007 fiscal years. Consequently, ArvinMeritor is only required to file unaudited financial statements for 2009 and 2007 fiscal years. However, since MSA’s audited financial statements for the fiscal year ended December 31, 2007 (“2007”) were filed with the Securities and Exchange Commission (“SEC”) in a prior year filing, the audited financial statements for fiscal year 2007 have been included in this Form 10-K/A for comparative purposes. ArvinMeritor has also included in this Form 10-K/A MSA’s unaudited financial statements for fiscal year ended December 31, 2009 (“2009”).

     SSA met the significant subsidiary test for ArvinMeritor’s 2008 fiscal year and the company has included in this Form 10-K/A the required audited financial statements for the year ended December 31, 2008. SSA did not meet the significance test for ArvinMeritor’s 2009 and 2007 fiscal years. Consequently, ArvinMeritor is only required to file unaudited financial statements for 2009 and 2007 fiscal years. However, since SSA’s audited financial statements for the fiscal year ended December 31, 2007 (“2007”) were filed with the SEC in a prior year filing, audited financial statements for fiscal year 2007 have been included in this Form 10-K/A for comparative purposes. ArvinMeritor has also included in this Form 10-K/A, SSA’s unaudited financial statements for fiscal year ended December 31, 2009.

     The financial statements of MSA and SSA are prepared in accordance with accounting principles generally accepted in Brazil, a basis of accounting other than U.S. GAAP. Since SSA met a 30% significance test set forth in Rule 3-09 for 2008 (i.e. in one of the years for which financial statements are presented), a quantitative reconciliation of key items presented under accounting principles generally accepted in Brazil with those of U.S. GAAP is required for all years for which financial statements of SSA are presented. Such reconciliations are included for SSA for 2009, 2008 and 2007. Since MSA met the significance test for 2008 at the 20% level and not the 30% level, only a narrative description of differences between these two bases of accounting is required for 2008 for MSA, which is included in MSA’s financial statements.

     Item 15 is the only portion of the Annual Report being supplemented or amended by this Form 10-K/A. Additionally, in connection with the filing of this Form 10-K/A and pursuant to SEC rules, ArvinMeritor is including currently dated certifications. This Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with ArvinMeritor’s filings with the SEC subsequent to the filing of the Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

     (1) Financial Statements.

ArvinMeritor

     The following financial statements and related notes were filed as part of Amendment No. 1 to the Annual Report filed with the SEC on November 20, 2009 (all financial statements listed below are those of the company and its consolidated subsidiaries):

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

Consolidated Statement of Cash Flows, years ended September 30, 2009, 2008 and 2007.

Consolidated Statement of Shareowners' Equity, years ended September 30, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

Master Sistemas Automotivos Ltda.

     The following financial statements and related notes of Master Sistemas Automotivos Ltda. are included in this Amendment No. 2 to Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Balance Sheets, December 31, 2009 and 2008

Statements of Income, Changes in Shareholders’ Equity, and Cash Flows, years ended December 31, 2009, 2008 and 2007

Independent Auditors’ Report.

Suspensys Sistemas Automotivos Ltda.

     The following financial statements and related notes of Suspensys Sistemas Automotivos Ltda. are included in this Amendment No. 2 to Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Balance Sheets, December 31, 2009 and 2008

Statements of Income, Changes in Shareholders’ Equity, and Cash Flows, years ended December 31, 2009, 2008 and 2007

Independent Auditors’ Report.

Master Sistemas
Automotivos Ltda.

Financial Statements as of
December 31, 2009 (Unaudited) and 2008 and For
the Years Ended December 31, 2009 (Unaudited),
2008 and 2007 and the Independent Auditors’ Report.

Deloitte Touche Tohmatsu Auditores Independentes

INDEPENDENT AUDITORS REPORT

To the Board of Directors of
Master Sistemas Automotivos Ltda. - Caxias do Sul – RS

We have audited the accompanying balance sheet of Master Sistemas Automotivos Ltda. (the “Company”), a company incorporated in Brazil, as of December 31, 2008 and the related statements of income, changes in shareholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and the statement of value added for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations for the years ended December 31, 2008 and 2007 in conformity with accounting practices adopted in Brazil.

As mentioned in Note 3.10 to the financial statements, changes in Brazilian accounting practices have been introduced effective January 1, 2008. The statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2007 have been prepared in conformity with Brazilian accounting practices in effect until December 31, 2007 and as permitted by Technical Pronouncement 13 – First-time Adoption of Law 11638/07 and Provisional Act 448/09, are not being restated. Consequently, the statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2008 may not be comparable with the statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2007.

May 11, 2010

/s/ DELOITTE TOUCHE TOHMATSU AUDITORES INDEPENDENTES
DELOITTE TOUCHE TOHMATSU AUDITORES INDEPENDENTES
Porto Alegre, Brazil

MASTER SISTEMAS AUTOMOTIVOS LTDA. BALANCE SHEETS AS OF DECEMBER 31, 2009 (UNAUDITED) AND 2008 (In thousands of Brazilian reais - R$)

	Note
ASSETS		2009	2008
		Unaudited
CURRENT ASSETS
Cash and cash equivalents	4	58,080	12,986
Short-term investments	5	-	32,222
Trade accounts receivable	6	30,820	34,362
Recoverable taxes	7	3,254	5,759
Inventories	8	24,130	29,715
Dividends and interest on capital receivable	15	2,219	11,789
Prepaid expenses		153	268
Deferred income and social contribution taxes	20	1,074	2,357
Other receivables		559	1,365
Total current assets		120,289	130,823

NONCURRENT ASSETS
Long-term assets:
Due from related parties	15	354	597
Recoverable taxes	7	3,056	4,324
Escrow deposits		198	198
Total long-term assets		3,608	5,119
Investments:
Investment in nonconsolidated subsidiary	9	87,246	75,468
Other investments		25	25
Total investments		87,271	75,493
Property, plant and equipment, net	10	65,559	64,513
Intangible assets, net	11	344	471
Deferred charges, net	12	933	1,264
Total noncurrent assets		157,715	146,860

TOTAL ASSETS		278,004	277,683

The accompanying notes are an integral part of these financial statements

MASTER SISTEMAS AUTOMOTIVOS LTDA. BALANCE SHEETS AS OF DECEMBER 31, 2009 (UNAUDITED) AND 2008 (In thousands of Brazilian reais - R$)

	Note
LIABILITIES AND SHAREHOLDERS` EQUITY		2009	2008
		Unaudited
CURRENT LIABILITIES
Trade accounts payable		8,780	7,240
Loans and financing	13	10,793	28,803
Payable derivative transactions	18	-	4,385
Taxes payable		2,152	1,554
Salaries payable		874	452
Accrued vacation and related charges		2,513	2,214
Dividends and interest on capital payable	15	4,930	14,316
Employee and management profit sharing		2,781	2,253
Payables to related parties	15	-	1,334
Other payables		1,037	880
Total current liabilities		33,860	63,431

NONCURRENT LIABILITIES
Long-term liabilities:
Loans and financing	13	51,308	29,387
Payables to parent company	15	-	864
Payables to related parties	15	1,043	2,845
Taxes payable		2,301	1,370
Deferred taxes	20	314	-
Other payables		391	865
Total noncurrent liabilities		55,357	35,331

SHAREHOLDERS` EQUITY
Capital	19	105,000	105,000
Income reserve		83,787	73,921
Total shareholders` equity		188,787	178,921

TOTAL LIABILITIES AND SHAREHOLDERS` EQUITY		278,004	277,683

The accompanying notes are an integral part of these financial statements

MASTER SISTEMAS AUTOMOTIVOS LTDA. STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2009 (UNAUDITED), 2008 AND 2007 (In thousands of Brazilian reais - R$)

	Note
		2009	2008	2007
GROSS SALES		Unaudited
Products and goods in the domestic market		331,064	423,452	328,521
Products and goods in the foreign market		19,879	49,510	44,071
Service Revenue		2,509	2,767	2,888
		353,452	475,729	375,480
DEDUCTIONS
Taxes on sales		(80,026)	(101,520)	(77,408)
Sales return		(873)	(487)	(464)

NET SALES		272,553	373,722	297,608

COST OF PRODUCTS AND GOODS SOLD AND SERVICES		(224,289)	(312,617)	(238,554)

GROSS PROFIT		48,264	61,105	59,054

OPERATING INCOME (EXPENSES)
Selling expenses		(9,206)	(11,779)	(10,590)
General and administrative expenses		(7,246)	(8,179)	(8,686)
Management compensation		(431)	(370)	(326)
Equity in nonconsolidated subsidiary	9	27,827	36,517	28,928
Other operating expense, net		(4,256)	(2,757)	(4,505)
		6,688	13,432	4,821

INCOME FROM OPERATIONS BEFORE FINANCIAL		54,952	74,537	63,875
INCOME (EXPENSES)

FINANCIAL INCOME
Financial income	21	15,575	21,668	11,070
Financial expenses	21	(9,508)	(25,615)	(9,764)
		6,067	(3,947)	1,306

INCOME FROM OPERATIONS		61,019	70,590	65,181
INCOME BEFORE INCOME TAX AND SOCIAL		61,019	70,590	65,181
CONTRIBUTION
INCOME TAX AND SOCIAL CONTRIBUTION
Current	20	(6,291)	(10,031)	(10,233)
Deferred	20	(1,596)	2,003	354

NET INCOME		53,132	62,562	55,302

The accompanying notes are an integral part of these financial statements

MASTER SISTEMAS AUTOMOTIVOS LTDA. STATEMENTS OF CHANGES IN SHAREHOLDERS` EQUITY FOR THE YEARS ENDED DECEMBER 31, 2009 (UNAUDITED), 2008 AND 2007 (In thousands of Brazilian reais - R$)

		Income	Retained
	Capital	Reserve	Earnings	Total
BALANCES ON DECEMBER 31, 2006	27,996	4,017	87,409	119,422

Net income	-	-	55,302	55,302
Interest on capital	-	-	(8,024)	(8,024)
Capital payment	4,104	(4,017)	(86)	1
Dividend payment	-	-	(14,396)	(14,396)

BALANCES ON DECEMBER 31, 2007	32,100	-	120,205	152,305

Impact of adopting law no 11.638/07	-	-	(130)	(130)
and provisional act no. 449/08
Capital Payment	72,900		(72,900)	-
Complement of dividends from 2007	-	-	(20,176)	(20,176)
Net income	-	-	62,562	62,562
Interest on capital	-	-	(8,829)	(8,829)
Dividend payment	-	-	(6,811)	(6,811)
Income reserve	-	73,921	(73,921)	-

BALANCES ON DECEMBER 31, 2008	105,000	73,921	-	178,921

Net income	-	-	53,132	53,132
Interest on capital	-	-	(10,358)	(10,358)
Dividend payment	-	(21,108)	(11,800)	(32,908)
Income reserve	-	30,974	(30,974)	-

BALANCES ON DECEMBER 31, 2009 (Unaudited)	105,000	83,787	-	188,787

The accompanying notes are an integral part of these financial statements

MASTER SISTEMAS AUTOMOTIVOS LTDA. STATEMENTS OF CASH FLOW FOR THE YEARS ENDED DECEMBER 31, 2009 (UNAUDITED), 2008 AND 2007 (In thousands of Brazilian reais - R$)

	2009	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income	53,132	62,562	55,303
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	6,260	10,916	7,763
Provisions	-	1,586	-
Deferred income tax and social contribution	1,596	(2,003)	(354)
Loss on sale of property and equipment	4	37	127
Exchange variation, interest on loans and financing and derivatives	(4,896)	12,516	3,948
Equity in nonconsolidated subsidiary	(27,827)	(36,517)	(28,928)
Variations in assets and liabilities
(Increase) decrease in trade accounts receivable	3,542	(2,306)	6,937
(Increase) decrease in inventories	5,585	(4,933)	(9,981)
(Increase) decrease in other receivables	6,909	1,255	(9,538)
Increase (decrease) in trade accounts payables	1,540	(2,277)	1,903
Increase in other payables	178	3,730	4,724
Investment in short-term investments	-	(32,222)	-
Redemption of short-term investments	32,222	-	-
Dividends and interest on capital received	24,930	14,557	20,879
Interest on loans and financing paid	(3,776)	(4,397)	(2,999)
Net cash provided by operating activities	99,399	22,504	49,784

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of property, plant, equipment	(6,852)	(18,523)	(11,546)
Additions to intangible assets	-	-	(94)
Net cash provided (used) in investing activities	(6,852)	(18,523)	(11,640)

CASH FLOW FROM FINANCING ACTIVITIES
Dividends and interest on capital paid	(51,099)	(28,200)	(22,420)
Payments to related parties	(864)	(564)	-
Proceeds from loans and financing	37,379	41,133	49,941
Loans and financing paid	(32,870)	(43,948)	(32,419)
Net cash used for financing activities	(47,454)	(31,579)	(4,898)

NET INCREASE (DECREASE) IN BALANCE OF CASH
AND CASH EQUIVALENTS	45,093	(27,598)	33,246

At beginning of year	12,986	40,584	7,338
At end of year	58,079	12,986	40,584
	45,093	(27,598)	33,246

The accompanying notes are an integral part of these financial statements

MASTER SISTEMAS AUTOMOTIVOS LTDA. STATEMENTS OF ADDED VALUE FOR THE YEAR ENDED DECEMBER 31, 2009 (UNAUDITED) AND 2008 (In thousands of Brazilian reais - R$)

	2009	2008
SALES	(Unaudited)
Sale of goods, products and services	352,578	475,242
Other incomes	31	653
	352,609	475,895
MATERIAL PURCHASED FROM THIRD PARTIES (includes taxes - ICMS, IPI, PIS and COFINS)
Cost of products and goods sold and services	231,112	328,418
Material, power, outsourced services and others	30,028	41,488
	261,140	369,906
GROSS ADDED VALUE	91,469	105,989

DEPRECIATION AND AMORTIZATION	6,260	10,916

NET ADDED VALUE PRODUCED BY THE COMPANY	85,209	95,073

TRANSFERRED ADDED VALUE
Equity in subsidiary	27,827	36,517
Rents and royalties	110	103
Financial incomes	15,575	21,668
	43,512	58,288

TOTAL ADDED VALUE TO BE DISTRIBUTED	128,721	153,361

ADDED VALUE DISTRIBUTED	128,721	153,361
Personnel:
Direct remuneration	21,300	23,762
Benefits	3,574	4,064
FGTS (Employees' Severance Guarantee Fund)	2,077	2,182
Management fees and profit sharing	834	750
Employee profit sharing	3,434	2,720
Pension plan	187	183

Taxes and contributions:
Federal	21,621	20,423
State	11,554	9,653
Municipal	16	11
Remuneration from third parties capital:
Interest on financial expenses	9,508	25,615
Rents	1,484	1,436

Remuneration on capital:
Interest on capital	10,358	8,829
Dividends	11,800	6,811
Retained earnings	30,974	46,922

The accompanying notes are an integral part of these financial statements

MASTER SISTEMAS AUTOMOTIVOS LTDA.

NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 (UNAUDITED) AND 2008 AND FOR THE YEARS ENDED DECEMBER 31, 2009 (UNAUDITED), 2008 AND 2007
(Amounts in Brazilian thousand reais – R$, except when stated otherwise)

1. OPERATIONS

Master Sistemas Automotivos Ltda. (“Company”) was established on April 24, 1986 and began operations in April, 1987. The company is engaged in the development, manufacturing, sale, assembly, distribution, importation and exportation of motion control systems for buses, trailers, trucks, and their related parts and components.

2. FINANCIAL STATEMENTS PRESENTATION

The financial statements have been prepared in conformity with the accounting practices adopted in Brazil, which comprise the Brazilian Corporate Law, the pronouncements, guidelines and interpretations issued by the Accounting Pronouncements Committee (CPC) and standards issued by Brazilian Securities and Exchange Commission (CVM).

In preparing the financial statements for 2008, the Company adopted for the first time the new accounting practices introduced by Law 11638/07, approved on December 28, 2007, as amended by Provisional Act 449 of December 3, 2008.

Law 11638/07 and the Provisional Act 449/08 altered Law 6404/76 in aspects related to the preparation and disclosure of financial statements.

Adjustments related to the first-time adoption of Law 11638/07 and Provisional Act 449/08 are set forth in note 3.10.

3. SIGNIFICANT ACCOUNTING PRACTICES

3.1 Income recognition

Income and expenses are recognized on the accrual basis.

Revenue from the sale of products is recognized in the statement of income when all risks and benefits inherent in the product are transferred to the buyer. Revenue from services provided is recognized in the statement of income when services are rendered.

3.2. Use of estimates

The preparation of financial statements in conformity with the Accounting practices adopted in Brazil requires Management to use its judgment in determining and recording accounting estimates. Significant assets and liabilities subject to these estimates and assumptions include the net book value of property, plant and equipment, allowance for doubtful accounts, inventories and deferred tax assets, reserve for contingencies, and assets and liabilities related to employees’ benefits. The settlement of transactions involving these estimates may result in values different from those we estimated due to lack of precision inherent to the process of their determination.

     3.3 Foreign currency

Monetary assets and liabilities denominated in foreign currencies were translated into Brazilian reais at the exchange rate in effect on the balance sheet date, and currency translation differences were recognized in the statement of income.

     3.4 Current and noncurrent assets
  Cash and cash equivalents
These include cash balances, bank deposits and temporary cash investments redeemable within 90 days from the investment date. Temporary cash investments are readily convertible into a known amount of cash and are subject to a very low risk of change in their market value.
  Trade accounts receivable
Trade accounts receivable are stated at the billed amount plus related taxes and are recorded at present value on the balance sheet date.
  Inventories
Stated at average acquisition or production cost, which does not exceed market value.
  Other current and noncurrent assets
Stated at their net realizable value.
  Property, plant and equipment and intangible assets
Stated at acquisition or construction cost. Depreciation and amortization are calculated using the straight-line method at rates stated in Notes 10 and 11, based on the estimated useful life of assets.
  Deferred charges
Recorded at incurred cost up to December 31, 2007, and amortized using the straight-line method at a rate of 20% per year, from completion date of respective projects.

     3.5 Loans and financing

Loans are initially recognized at fair value at the time the resources are received, net of transaction costs, and are subsequently measured at amortized cost, that is, including charges, interest and monetary and exchange variations, as provided for in the contract, incurred up to the balance sheet date, as shown in Note 13.

     3.6 Current and noncurrent liabilities

Stated at known or estimated amounts, plus, if applicable, related charges and monetary and/or exchange variations through to the balance sheet date. The trade accounts payable balances are recorded at their present value on the balance sheet date.

     3.7 Financial instruments

(a) Classification and measurement

Financial assets and liabilities kept by the Company are classified under the following categories: (1) financial assets measured at fair value through profit and loss; and (2) financial assets and liabilities held to maturity. The classification depends on the purpose for which the financial assets and liabilities were acquired or contracted. The management of the Company classifies its financial assets and liabilities at the moment they are contracted.

Financial assets and liabilities held to maturity

Financial assets and liabilities held to maturity are mainly comprised of the short-term investments and loans and financing. They are measured at the acquisition cost plus income earned according to the contracted terms and conditions, in the case of short-term investments, and at the amortized cost using the effective interest rate method, in the case of loans and financing, recorded to statement of income on the accrual basis.

(b) Derivatives

Initially, they are measured at the acquisition costs on the date they are contracted and then remeasured at the fair value, with variations recorded through profit and loss.

Evaluation of derivate financial instruments at the fair value is usually made by the Company’s treasury department based on information on each contracted operation and respective market data on each balance sheet date. The fair values of derivative financial instruments are shown in Note 18.

     3.8 Contingencies

A provision is recognized in the balance sheet when the Company has a legal or constructive obligation as a result of a past event and it is probable that an outflow of resources will be required to settle the obligation. Provisions are recorded based on the best estimates of the involved risk.

     3.9 Income and social contribution taxes

The income tax and social contribution, current and deferred, are calculated at the rate of 15% plus a 10% surtax on monthly taxable income in excess of R$ 20 for income tax, and 9% on monthly taxable income for social contribution. This calculation takes into consideration the offsetting of tax loss carryforwards, limited to 30% of the taxable income.

3.10 First-time adoption of Law 11638/07 and Law 11941/09

The Company’s management opted to prepare its opening balance sheet with the transition date of January 1, 2008, which is the starting point for accounting in conformity with amendments introduced by Law 11638/07 and Law 11941/09. The changes introduced by said legislation are qualified as a change in accounting policy, however, as permitted by Technical Pronouncement CPC 13 – First-time Adoption of Law 11638/07 and Provisional Act 449/08 (converted in Law 11941/09), approved by CVM Resolution 565 of December 17, 2008, all of the adjustments resulting from the first-time adoption of Law 11638/07 and Law 11941/09 were made directly in retained earnings on the transition date, in conformity with the provisions of Article 186 of Law 6404/76, without retrospective effects on the financial statements. Below are the equity adjustments arising from the first-time adoption of Law 11638/07 and Law 11941/09, a summary of the accounting practices amended by said legislation, effects thereof in the balance sheet on the date of transition.

a) Adjustments arising from the first-time adoption of Law 11638/07 and Law 11941/09 to the balance sheet as of the transition date – January 1, 2008:

		Date of transition - 01/01/2008
	December 31,
	2007
	Balances	Adjustments		Balances
Capital	32,100	-		32,100
Retained earnings	120,205	(130)	{a}	120,075
Shareholders’ equity	152,305	(130)		152,175

Summary of adjustments
{a} Adjustments against retained earnings
{a1} Adjustment for the present value of trade accounts receivables	(142)
{a2} Adjustment for the present value of trade accounts payable	12
Total	(130)

b) Summary of changes in accounting practices for the first-time adoption of Law 11638/07 and Provisional Act 449/08:

Deferred charges

Deferred charges as of December 31, 2007 will be maintained up to its full realization through amortization or write-off against the net income for the year. Deferred charges were recorded for their recoverable value.

Adjustments to present value

Trade accounts receivable and trade accounts payable were adjusted to present value based on interest rates reflecting the nature of receivables and payables in terms of maturity and payment conditions on the dates of the related transactions.

The effects of adjustments to present value from the first-time adoption of Law 11638/07 and Provisional Act 449/08 were recorded in retained earnings.

Statements of cash flows and value added

Replacement of the statement of changes in financial position by the statement of cash flows and inclusion of the statement of value added.

3.11 Changes in Brazilian accounting practices effective from January 1, 2010

With the advent of Law no. 11638/07, which amended the Brazilian corporate law to enable the convergence of accounting practices adopted in Brazil with those contained in International Financial Reporting Standards (IFRS), new standards and technical accounting pronouncements have been issued in line with international standards by Brazilian Accounting Pronouncements Committee (CPC).

As of the date of preparation of these financial statements, 40 new technical accounting pronouncements, guidelines and interpretations had been issued by the CPC and approved by the CVM Deliberations and resolutions of the Federal Accounting Council - CFC, with mandatory implementation in 2010. Pronouncements, guidelines and interpretations of the CPC that are applicable to the Company, given its current operations, are:

Standard	Description
CPC 16	Inventories
CPC 18	Investments in associates
CPC 20	Borrowing costs
CPC 23	Accounting policies, change in accounting estimates and errors
CPC 24	Events after the reporting period
CPC 25	Provisions, contingent liabilities and contingent assets
CPC 26	Presentation of financial statements
CPC 27	Property, plant and equipment
CPC 30	Revenue
CPC 32	Income taxes
CPC 33	Employee benefits
CPC 38	Financial instruments: Recognition and measurement
CPC 39	Financial instruments: Presentation
CPC 40	Financial instruments: Disclosures
CPC 43	First-time adoption of Technical Pronouncements CPC 15 to 40
OCPC 03	Financial instruments: Recognition, measurement and presentation
ICPC 09	Individual financial statements, Separate financial statements, Consolidated financial statements and application of equity method.
ICPC 10	Interpretation on the first-time adoption to Property, Plant and Equipment and Investment Property of Technical Pronouncements CPC 27, 28, 37 and 43

Company’s Management is analyzing the impacts of changes introduced by these new pronouncements. In the case of adjustments arising from adoption of new practices from January 1, 2010, the Company will assess the need to remeasure the effects that would be produced in its financial statements for 2009, for comparison, as if these new procedures had been in place since the beginning of the year ended December 31, 2009.

4. CASH AND CASH EQUIVALENTS

Temporary cash investments refer to Bank Deposits Certificates (CDB) and are linked to rate variations of interbank deposit certificate – CDI. Temporary cash investments are remunerated as shown below:

	2009	2008
	Unaudited
Cash and bank deposits	467	191
Temporary cash investments:
CDB - 97.50% to 99.99% CDI	33	19
CDB – 100.00% to 100.99% CDI	10,079	3,612
CDB – 101.00% to 101.99% CDI	1,547	2,034
CDB – 102.00% to 102.99% CDI	521	4,515
CDB – 103.00% to 103.99% CDI	9,475	2,615
CDB – 104.00% to 104.99% CDI	30,540	-
CDB – 105.00% to 105.99% CDI	5,418	-
	57,613	12,795
Total	58,080	12,986

5. SHORT-TERM INVESTMENTS

On December 31, 2008, in addition to temporary cash investments linked to CDI, the Company had financial investments in the value of R$ 32,222 at pre-fixed rates, with restrictions to early redemption and remunerated at rates between 14.38% and 15.23% a year.

6. TRADE ACCOUNTS RECEIVABLE

The balance of trade accounts receivable on December 31 are presented as follows:

	2009	2008
	Unaudited
Trade accounts receivable from third parties – domestic market	19,437	15,776
Trade accounts receivable from third parties – foreign market	748	2,648
Trade accounts receivable from related parties – domestic market	3,994	3,718
Trade accounts receivable from related parties – foreign market	6,641	12,220
Total	30,820	34,362

7. RECOVERABLE TAXES

The balances of recoverable taxes as of December 31 are presented as follows:

	2009	2008
	Unaudited
IPI (federal VAT)	66	49
ICMS (state VAT)	1,442	2,356
ICMS on fixed asset acquisitions	2,747	3,597
PIS	21	70
PIS on fixed asset acquisitions	343	426
COFINS	112	351
COFINS on fixed assets acquisitions	1,579	1,964
CS (Social contribution)	-	1,182
Others	-	88
Total	6,310	10,083

Current	3,254	5,759
Noncurrent	3,056	4,324

The balance of recoverable taxes recorded in noncurrent assets comprises ICMS, PIS and COFINS on acquisitions on fixed assets, which are recoverable in 48 months, according to current legislation. Of the ICMS recoverable balance, R$ 699 (Unaudited) (R$ 1,211 on December 31, 2008) refer to the purchase of Randon’s credits and will be offset according to schedule prepared by Secretaria da Fazenda do Estado do Rio Grande do Sul.

8. INVENTORIES

Inventories as of December 31 are presented as follows:

	2009	2008
	Unaudited
Finished products	1,413	1,827
Work in process	6,372	9,363
Raw materials and others	13,677	18,033
Stock in transit	1,176	490
Advances to suppliers	245	392
Imports in transit	1,247	1,999
Provision for inventory losses	-	(2,389)
Total	24,130	29,715

9. INVESTMENTS IN NONCONSOLIDATED SUBSIDIARY

The following summarizes financial information pertaining to the company’s unconsolidated subsidiary, Suspensys Sistemas Automotivos Ltda. as of December 31:

	2009	2008
	Unaudited
Capital	71,291	71,291

Shareholders’ equity	170,928	145,607
Tax incentives reserve – Fundopem (*)	(24,591)	(11,578)
Non-proportional allocated dividends	17,730	7,893
Shareholders’ equity – adjusted	164,067	141,922

Interest on capital payable	(8,635)	(6,183)
Dividends paid	(2,289)	(4,319)
Dividends payable	(75,046)	(16,914)
Net income	65,343	80,940

Ownership interest (%)	53.18%	53.18%
Number of shares	53,177	53,177

Opening balance	75,468	53,530
Interest on capital receivable	(4,592)	(3,288)
Reversal of dividends	1,217	-
Dividends receivable	-	(8,994)
Dividends received	(12,674)	(2,297)
Equity in subsidiary earnings	27,827	36,517
Ending balance	87,246	75,468

(*) As established in the “joint venture” agreement and ratified by the shareholders in the meeting minutes for approval of profit allocation, Randon S.A. - Implementos e Participações, a shareholder of Suspensys, is entitled to receiving non-proportional dividends.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 are presented as follows:

	Annual	2009			2008
	depreciation		Accumulated
	rate (%)	Cost	depreciation	Net	Net
	Unaudited	Unaudited	Unaudited	Unaudited
Land	-	2,745	-	2,745	2,745
Buildings	1.69	19,502	(3,371)	16,131	8,356
Machinery and equipment	10.47	82,577	(45,871)	36,706	35,664
Molds and dies	13.16	16,680	(11,920)	4,760	5,495
Installations	0.79	2,353	(1,007)	1,346	1,336
Furniture and fixtures	9.53	3,374	(1,818)	1,556	1,540
Vehicles	16.23	2,234	(1,297)	937	1,033
Computer equipment	19.75	1,198	(925)	273	268
Advances to suppliers		137	-	137	614
Work in progress		968	-	968	5,277
Property, plant and equipment in progress		-	-	-	2,185
Total		131,768	(66,209)	65,559	64,513

Machinery and equipment with a residual value of R$ 628 (Unaudited) and R$ 784 (Unaudited) were provided as collateral in loans from BNDES – (National Bank for Economic and Social Development), by the company and its subsidiary Suspensys Sistemas Automotivos Ltda., respectively.

The Company revised the useful life of its fixed assets, which have depreciated by new rates, as shown in the table above. The effects of this change were recognized prospectively as of January 1, 2009. This change in the useful lives reduced depreciation expense by R$ 1,250 (Unaudited).

11. INTANGIBLE ASSETS

Intangible assets as of December 31 are presented as follows:

	Annual	2009			2008
	amortization		Accrued
	rate (%)	Cost	amortization	Net	Net
	Unaudited	Unaudited	Unaudited	Unaudited
Software	20	1,293	(949)	344	471

12. DEFERRED CHARGES

Deferred charges as of December 31 are presented as follows:

	Annual	2009			2008
	amortization		Accrued
	rate (%)	Cost	amortization	Net	Net
	Unaudited	Unaudited	Unaudited	Unaudited
Costs studies and projects	20	1,619	(686)	933	1,264

13. LOANS AND FINANCING

Loans and financing were obtained to finance the modernization of the industrial facilities, development of quality processes, finance exports and machinery imports. The loans and financing were obtained from several financial institutions through funds obtained by such institutions from the BNDES (Brazilian National Bank for Social and Economic Development).

The balance of loans and financing on December 31 is presented as follows:

		2009	2008
Type:	Annual Financial Charges	Unaudited
Working capital / exports
Bank credit - Exin	U.S. Dollar exchange variation + interest of 4.50%	32,595	-
Bank credit - Exin	TJLP (long-term interest rate) + interest of 2.70%	-	12,543
ACC – Advance on Foreign Exchange Contracts	U.S. Dollar exchange variation + int. 5.25% to 5.80%	-	5,018
Financing
Financing with BNDES	TJLP + interest of 2.5% to 5%	18,377	24,717
FINEP – Financiamento de estudos e projetos	Interest of 4% + 6% in excess of TJLP	4,413	6,899
FINAME – Financiamento de máquinas e equipamentos	UMBNDES (foreign currencies) plus interest of 4%	144	427
FINAME – Financiamento de máquinas e equipamentos	Interest of 4% to 5.5% + the excess of 6% of TJLP	495	1,374
FININP – Financiamento de maquinas e equipamentos	U.S. Dollar exchange variation + LIBOR + 1% to 4.4%	2,881	4,583
Financing with BNDES	U.S. Dollar exchange variation + interest of 2.5%	1,508	2,629
FUNDOPEM – ICMS	IPCA + 3%	1,688	-
Total		62,101	58,190
Current		10,793	28,803
Noncurrent		51,308	29,387

Maturities of noncurrent portions of loans and financing are presented as follows:

Maturity	2009	2008
	Unaudited
2010	-	11,110
2011	8,479	8,913
2012	38,910	6,910
2013	2,400	1,958
2014	225	73
2015 and following	1,294	423
Total	51,308	29,387

The loans and financing from BNDES and FINAME are collateralized by machinery and equipment of the Company and its shareholders.

14. INTEREST ON CAPITAL PAYABLE

On December 31, 2009, the Company recorded interest on capital payable in the amount of R$ 10,358 (Unaudited) (R$ 8,829 in 2008), by applying the TJLP (Long-term interest rate) for the period January and December, 2009 on shareholders’ equity balances of December 31, 2008, observing the greater limit of 50% of the pre-tax income or 50% of the retained earnings.

In accordance with tax legislation, the amount recorded as interest on capital was entirely deducted when calculating income tax and social contribution, resulting in a tax benefit of R$ 3,522 (Unaudited) (R$ 3,002 in 2008). For the purpose of these financial statements, such interest on capital was considered as dividends and was recorded as a reduction of retained earnings in shareholders’ equity.

Additionally, the Company recorded financial income regarding interest on capital receivable from the subsidiary Suspensys Sistemas Automotivos Ltda., in the total amount of R$ 4,592 (Unaudited), (R$ 3,288 in 2008), which for purposes of disclosure and adjustment to accounting practices, the aforementioned amount was reversed in the statement of income and credited in investments in subsidiary balance.

15. RELATED-PARTY TRANSACTIONS

Transactions and balances with related parties as of December 31 are presented as follows:

	Randon Companies (*)			ArvinMeritor Companies (**)			Total
	2009	2008		2009	2008		2009	2008
	Unaudited			Unaudited			Unaudited
Balance sheet
Trade accounts receivable - net	2,080	1,583		8,555	14,355		10,635	15,938
Interest on capital receivable	2,219	2,795		-	-		2,219	2,795
Dividends receivable	-	8,994		-	-		-	8,994
Receivables from parent company	354	597		-	-		354	597
Other accounts receivable	243	243		-	-		243	243
Trade accounts payable	550	1,199		211	1,558		761	2,757
Interest on capital payable	2,515	3,827		2,415	3,677		4,930	7,504
Dividends payable	-	3,475		-	3,337		-	6,812
Payables with related companies – current	-	-		-	1,334		-	1,334
Payables to parent company	-	864		-	-		-	864
Payables with related company – noncurrent	1,043	-		-	2,845		1,043	2,845

	2009	2008	2007	2009	2008	2007	2009	2008	2007
	Unaudited			Unaudited			Unaudited
Statement of income
Sale of products and goods	55,613	74,537	56,960	38,865	71,512	57,994	94,478	146,049	114,954
Purchase of products and services	18,541	24,524	16,077	3,889	5,761	4,514	22,430	30,285	20,591
Financial income	1	213	166	-	724	1,401	1	937	1,567
Financial expenses	55	12	94	-	2,182	354	55	2,194	448
Commissions expenses	262	328	739	-	-	51	262	328	790
Administrative expenses	2,599	3,801	2,958	-	-	-	2,599	3,801	2,958

(*) Includes:
Randon S.A. Implementos e Participações (Controladora), Fras-Le S.A., Fras-Le Argentina S.A., Fras-Le Andina Comercio y Representacion Ltda., Jost Brasil Sistemas Automotivos Ltda., Randon Implementos, Randon Argentina, e Suspensys Sistemas Automotivos Ltda., Castertech Fundição e Tecnologia Ltda.

(**) Includes:
ArvinMeritor do Brasil Sistemas Automotivos Ltda., Meritor Automotive Inc., Meritor Heavy Vehicle Systems LLC., Meritor HVS Ltd, ArvinMeritor Qri,, Arvin Meritor Inc. ArvinMeritor CVS, ArvinMeritor Frankfurt, and Sisamex Sistemas Automotrices.

Loan balances with officers and managers are recorded in the group of other accounts payable, in the amount of R$ 362 (current - Unaudited) R$ 390 (noncurrent - Unaudited) in 2009, and R$ 501 (current) and R$ 313 (noncurrent) in 2008. The balances are adjusted at the rates used by the financial market (DI-extra, issued by Ambima).

The remuneration and profit sharing of management was R$ 834 (Unaudited) in 2009 (R$ 750 in 2008 and 715 in 2007).

Debits and credits with the parent company Randon S.A. Implementos e Participações are subject to financial market rates (DI-extra, issued by Ambima).

The payables to related companies refer to accounts payable to ArvinMeritor Inc., resulting for the import of machinery by the Company.

Commercial Transactions

The commercial transactions with related parties follow the prices and terms established by the agreement signed between the parties. The agreement takes into account the term, volume and specifications of the products purchased by the related parties, which are not comparable to sales to unrelated parties.

16. PENSION PLAN

The Company co-sponsors RANDONPREV, a defined contribution pension plan under a capitalization regime whose main objective is to provide benefits that supplement those provided by the Government plans. The expenses included in the statement of income for the years ended December 31, 2009, 2008 and 2007 totaled R$ 187 (Unaudited), R$ 183 and R$ 176 respectively.

17. CONTINGENT LIABILITIES

There are contingencies of a general nature with respect to taxes, since it is not possible to secure definite and final approval of income tax returns, and tax laws in general are indefinite and dependent upon administrative interpretations, which are subject to changes.

The contingent liabilities as of December 31, 2009 are as follows:

Contingency	Likelihood of losses
	Probable	Possible
	Unaudited	Unaudited
Social security	-	516
Labor	-	236
Tax	-	1,399
Total	-	2,151

The Company has administrative proceedings in progress for which, based on the opinion of its attorneys and in accordance with Brazilian accounting practices, no reserves for contingencies have been recorded since the proceedings have been assessed as possible or remote likelihood of loss. The main proceedings with a possible likelihood of loss are presented as follows:

Tax

a) IPI Tax Rebate – The company was assessed by the Revenue Service in the total amount of R$ 1,399 (Unaudited). Fiscal authorities have turned down the application filed by the Company for loss reimbursement of tax rebate and have demanded the payment of the corresponding tax. The amount includes the principal amount, penalties and interest.

Social Security

a) Refers to INSS (social security contribution) tax assessment in the total amount of R$ 516 (Unaudited), resulting from the non-collection of payroll charges on employee profit sharing.

18. FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required in the interpretation of market data to develop the most appropriate fair value estimates. Consequently, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current exchange market. The use of different market valuation methodologies may have a material effect on the fair value estimates.

The management of these instruments is done through operating strategies, aimed at liquidity, profitability and security. The Company’s financial instruments management policy consists of ongoing monitoring of contracted rates compared to market rates. The Company does not have transactions involving derivative financial instruments or any other risk assets for speculative purposes.

Balances breakdown

In compliance with Brazilian Securities and Exchange Commission (CVM) Instruction 235/95, the carrying amounts and fair value of the financial instruments included in the balance sheets are as follows:

	2009		2008
Description	Carrying amount	Fair value	Carrying amount	Fair value
	Unaudited	Unaudited
Temporary cash investments	57,613	57,613	12,795	12.795

Short-term investments	-	-	32,222	32,222
Trade accounts receivable	30,820	30,820	34,362	34,362
Receivables from parent company	354	354	597	597
Other accounts receivable	559	559	1,365	1,365
Trade accounts payable	8,780	8,780	7,240	7,240
Loans and financing:
In national currency	57,568	57,568	45,533	45,533
In foreign currency	4,533	4,533	12,657	12,657
Payables to related companies	1,043	1,043	5,043	5,043
Other accounts payable	1,134	1,134	1,138	1,138

Derivative transactions ( non-deliverable forward )	-	-	4,385	4,385

Criteria, assumptions and limitations used in the calculation of the market value
  Temporary cash investments
The balances of temporary cash investments have their market values close to book balances.
  Short-term investments
The balances of short-term investments have their market values close to their book balances.
  Trade accounts receivable
The balances of accounts receivable have their market values close to their book balances.
  Receivables from parent company and other receivables
The balance of accounts receivables from parent company and other accounts receivable have their market values close to their book values.
  Trade accounts payable
The balances of trade accounts payable have their market values close to their book values.
  Payables to related companies and other accounts payable
The balances of accounts payable to related companies and other accounts payable have their market values close to their book values.
  Loans and financing
Loans and financing are recorded at the contractual interest of each transaction, as shown in Note no. 13.

  Derivatives
The Company’s policy is to eliminate market risks by avoiding taking positions exposed to fluctuations in market values and by operating only with instruments allowing the control of such risks. Derivative contracts are made up of non-deliverable forward (NDF) operations.
  Limitations
The market values were estimated at the balance sheet date, based on relevant market information. The changes in the assumptions may significantly affect the estimates presented.
  Management of financial risks
The Company is exposed to the following risks associated with its operating activities and financing, including the utilization of its financial instruments:

i. Credit risk
ii. Market risk

The Company, through its Parent Company, has Hedge Transaction Policy prepared by the Planning and Finance Committee and endorsed by the Executive Board. The objective of such policy is to standardize the procedures of the Company while defining responsibilities and limitations involving hedge operations. These procedures are aimed to reduce the effects of fluctuation if exchange rates of foreign currency amounts estimated in the cash flow with no speculative purposes.

The monthly-estimated cash flow in foreign currency is taken as a basis for the twelve following months, either based on the Strategic Plan projections or on the updated expectations of each company. The instruments used are conservative and are previously approved by the same committee. For the transactions contracted, instruments used are Non deliverable forwards (NDF).

a. Credit risk

The sales policies of the Company are governed by credit policies determined by its management and are intended to minimize customer default risks. This objective is achieved by management through a careful selection of the customer portfolio, which considers the customers ability to pay (credit analysis).

b. Market risk

Represented by the risk that changes in the market, such as changes in the exchange rates, interest rates and in prices will affect the income of the Company or the value of its financial instruments. The objective in managing market risks is to control the exposure to market risks within acceptable parameters, optimizing their return.

Foreign exchange rate risk

The results of the Company are susceptible to significant variations due to the effects of the volatility of the foreign exchange rates on assets and liabilities indexed to foreign currencies, mainly the U.S. dollar, which closed 2009 with a negative variation of 25.49% (positive variation of 32% in 2008).

The Company is exposed to currency risk (exchange rate risk) on sales, purchases and loans denominated in a currency different from that usually used by the Company.

The Company contracts derivative transactions to hedge part of its foreign exchange rate exposure, with maturities normally below one year from the balance sheet date.

Non Deliverable Forward – (NDF)

For these transactions, the Company has obligations based on a previously contracted quotation at the time of their maturity. Changes in the market value of these transactions are recorded in the statement of income for the period. On December 31, 2009 (Unaudited), the company does not have any NDF operation.

The Company's net exposure to the risk of exchange rate on December 31 is as below:

	2009	2008
	Unaudited
A. Financing	(4,533)	(12,657)
B. Suppliers / Commissions	(1,148)	(6,788)
C. Customers	7,389	14,868
D. Non Deliverable Forward	-	(4,385)
E. Net exposure (A+B+C+D)	1,708	(8,962)

Interest rate risk

The results of the Company are susceptible to significant variations arising from loans and financing contracted at floating interest rates.

The Company does not have derivative financial instruments to protect variations in interest rates.

In accordance with its financial policies, the Company has not conducted operations involving financial instruments on a speculative basis.

Price risk

Price risk relates to the possibility of fluctuations in market prices of the products sold or manufactured by the Company and other inputs used in the manufacturing process. These price oscillations may cause substantial alterations in the income and costs of the Company. To mitigate these risks, the Company continuously monitors the local and international markets, seeking to anticipate price movements.

Estimated fair values

Fair values were estimated at the balance sheet date, based on "relevant market information". Changes in assumptions and in financial market transactions may significantly affect those estimates. Methods and assumptions adopted by the Company to estimate the disclosure of its derivatives’ fair values at the balance sheet date are described below:

Fair value is typically based on market price quotations for assets or liabilities with similar characteristics. If these market prices are not available, fair values are based on market operator quotations, pricing models, discounted cash flows or similar techniques, for which the determination of fair value may require significant judgment or estimates by management. Market price quotations are used to determine the fair value of these derivative instruments.

The table below shows the carrying amounts and the estimated fair values of the Company’s derivatives on December 31. The nominal outstanding values, exposed to U.S. dollar variation, as well as their respective fair values, are as follows:

2008 - R$
	Notional		Carrying	Fair value -	(credit) /debit
	amount –	Notional	amount -	R$ - (credit)	Amount	Amount
Description	US$	amount –R$	R$	/ debit	received	paid
NDF	8,400	14,455	(4,385)	(4,385)	109	(1,084)

2009 - R$
	Notional		Carrying	Fair value -	(credit) / debit
	amount –	Notional	amount -	R$ - (credit)	Amount	Amount
Description	US$	amount –R$	R$	/ debit	received	paid
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
NDF	-	-	-	-	1,446	579

The maturities of these operations are summarized below, with reference notional values in thousands of dollars:

	2008 – thousand of U.S. dollar
		From 31 to	From 181 to
Description	Up to 30 days	180 days	365 days	Total
NDF	700	3,500	4,200	8,400

19. CAPITAL

Subscribed capital is represented by 105,000 shares (Unaudited) in the nominal value of R$ 1.00 each, and their composition, per shareholder, is:

Shareholder	R$	%
	Unaudited	Unaudited
Randon S.A. Implementos e Participações	53,550	51
Arvinmeritor do Brasil Sistemas Automotivos Ltda.	51,450	49
Total	105,000	100

20. INCOME TAX AND SOCIAL CONTRIBUTION

Reconciliation of income tax and social contribution - Charges for income tax and social contribution for the years ended December 31 are reconciled to the statutory rates as follows:

	2009		2008		2007
	IRPJ	CSLL	IRPJ	CSLL	IRPJ	CSLL
	Unaudited
Income before income and social contribution taxes	61,019	61,019	70,590	70,590	65,182	65,182
Statutory rate	25%	9%	25%	9%	25%	9%
Income tax and social contribution and social
contribution at statutory rates	15,255	5,492	17,648	6,353	16,296	5,866
Effect of taxes on:
Interest on capital expense	(2,589)	(932)	(2,207)	(795)	(2,005)	(722)
Interest on capital income	1,148	413	822	296	633	228
Equity in subsidiary	(6,957)	(2,504)	(9,129)	(3,287)	(7,232)	(2,603)
Others	(812)	(320)	(781)	(303)	(288)	(173)
	(9,210)	(3,343)	(11,295)	(4,089)	(8,892)	(3,270)
Income tax and social contribution before
deductions	6,045	2,149	6,353	2,264	7,404	2,596

Income tax deductions and other adjustments	(248)	(59)	(467)	(122)	(121)	-

Income tax and social contribution	5,797	2,090	5,886	2,142	7,283	2,596

Current income tax and social contribution	4,540	1,751	7,358	2,673	7,544	2,689
Deferred income tax and social contribution	1,257	339	(1,472)	(531)	(261)	(93)

Deferred income tax and social contribution:

	2009		2008
	Temporary	Deferred	Temporary	Deferred
	differences	taxes	differences	taxes
	Unaudited	Unaudited
Temporary differences
Provision for loss in inventories	-	-	2,389	812
Provision for profit sharing	2,781	946	-	-
Derivatives transactions payable	-	-	4,385	1,491
Provision for warranties	146	49	65	22
Provision for collective labor agreement	63	21	48	16
Other temporary additions	171	58	45	16
Total Assets	3,161	1,074	6,932	2,357

Accelerated Depreciation - Law 11.774	1,256	314	-	-
Total Liabilities	1,256	314	-	-

21. FINANCIAL INCOME (EXPENSES)

Net financial income (expenses) for the years ended December 31, is presented as follows:

	2009	2008	2007
	Unaudited
Financial income
Income from temporary cash investments	4,374	6,101	2,996
Interest received and discounts obtained	168	101	1,113
Foreign exchange gains	8,653	11,019	6,961
Adjustment to present value of trade accounts receivable	2,380	4,447	-
	15,575	21,668	11,070
Financial expenses
Interest on loans and financing	(3,688)	(4,529)	(3,975)
Banking expenses	(760)	(909)	(843)
Foreign exchange losses	(4,584)	(19,108)	(4,946)
Adjustment to present value of trade accounts payable	(476)	(1,069)	-
	(9,508)	(25,615)	(9,764)

Financial income (expenses), net	6,067	(3,947)	1,306

22.	SUMMARY OF THE SIGNIFICANT DIFFERENCES BETWEEN ACCOUNTING PRACTICES ADOPTED IN BRAZIL (BR GAAP) AND ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA (U.S. GAAP)

The financial statements of the Company are prepared in accordance with BR GAAP. Note 3 to the consolidated financial statements summarizes the accounting policies adopted by the Company. BR GAAP differs from U.S. GAAP in certain significant respects, which are summarized below:

(a) Deferred charges

BR GAAP allowed until December 31, 2007 the deferral of pre-operating expenses and certain expenses related to research and development. Under BR GAAP, these items are amortized over a period of five to ten years. Under U.S. GAAP, these are recorded as expenses when incurred.

(b) VAT tax incentive - Fundopem

Under BR GAAP, prior to January 1, 2008, tax incentives related to certain state taxes on revenues were recorded directly in shareholders’ equity. Under U.S. GAAP, these tax incentives are recorded in the statement of income. Beginning January 1, 2008, the tax incentive is recorded in the statement of income under BR GAAP.

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

(f) New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for variable interest entities. Additionally, FAS 167 will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective January 1, 2010 for companies reporting on a calendar-year basis. We currently do not expect the adoption of the revised standard to have an effect on our consolidated results of operations and financial position, when adopted.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets” (FAS 166). FAS 166 is a revision to FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and will require more information about transfer of financial assets, including securitization transactions, and enhanced disclosures when companies have continuing exposure to the risks related to transferred financial assets. Additionally, FAS 166 eliminates the concept of a qualifying special-purpose entity. FAS 166 is effective January 1, 2010 for companies reporting on a calendar-year basis. We currently do not expect the adoption of the revised standard to have an effect on our consolidated results of operations and financial position, when adopted.

(g) Other Comprehensive Income

Under U.S. GAAP, guidance on the reporting of comprehensive income requires the disclosure of comprehensive income. Comprehensive income is comprised of net income and “other comprehensive income”, which include charges or credits directly to equity that are not the result of transactions with shareholders. The Company has not recorded other comprehensive income for all periods presented.

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

(i) Effects of U.S. GAAP adjustments on equity investee

Suspensys Sistemas Automotivos Ltda. (“Suspensys”) is accounted for using the equity method of accounting under BR GAAP. The principal U.S. GAAP adjustments that affect the Company’s accounting for the results of Suspensys are as follows:
  Deferred charges
  Capitalization of interest
  Pension plan surplus
  Deferred income tax on the above adjustments
The effect of these adjustments is included as “U.S. GAAP adjustments on equity in earnings of Suspensys”, a line item in the reconciliation of net income (loss) and shareholders’ equity.

Suspensys Sistemas
Automotivos Ltda.

Financial Statements
As of December 31, 2009(unaudited) and 2008 and
For The Years Ended December 31, 2009 (unaudited),
2008 and 2007 and the Independent Auditors` Report.

Deloitte Touche Tohmatsu Auditores Independentes

INDEPENDENT AUDITORS REPORT

To the Board of Directors of
Suspensys Sistemas Automotivos Ltda. - Caxias do Sul – RS

1.	We have audited the accompanying balance sheet of Suspensys Sistemas Automotivos Ltda. (the “Company”), a company incorporated in Brazil, as of December 31, 2008 and the related statements of income, changes in shareholders’ equity and cash flows for the years ended December 31, 2008 and 2007, and the statement of value added for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

2.	We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

3.	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, the results of its operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting practices adopted in Brazil.

4.	As mentioned in Note 3.10 to the financial statements, changes in Brazilian accounting practices have been introduced effective January 1, 2008. The statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2007 have been prepared in conformity with Brazilian accounting practices in effect until December 31, 2007 and as permitted by Technical Pronouncement 13 – First-time Adoption of Law 11638/07 and Provisional Act 448/09, are not being restated. Consequently, the statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2008 may not be comparable with the statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2007.

5.	Accounting practices adopted in Brazil vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such differences is presented in Note 19 to the financial statements.

May 11, 2010

/s/ DELOITTE TOUCHE TOHMATSU AUDITORES INDEPENDENTES
DELOITTE TOUCHE TOHMATSU AUDITORES INDEPENDENTES
Porto Alegre, Brazil

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

BALANCE SHEETS AS OF DECEMBER 31, 2009 (UNAUDITED) AND 2008
(In thousands of Brazilian reais - R$)

	Note	2009	2008
		Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	4	112,087	33,361
Trade accounts receivable	5	71,776	66,973
Recoverable taxes	6	11,252	12,820
Inventories	7	53,217	52,241
Receivables from related parties	11	368	-
Deferred income tax and social contribution	17	2,534	2,804
Other receivables		768	1,701
Total current assets		252,002	169,900

NONCURRENT ASSETS
Long-term assets:
Receivables from related parties	11	485	880
Recoverable taxes	6	2,302	5,814
Other receivables		58	185
Total long-term assets		2,845	6,879
Property, plant and equipment, net	8	91,906	85,894
Intangible assets	8	769	1,000
Deferred charges	9	2,201	3,294
Total noncurrent assets		97,721	97,067

TOTAL ASSETS		349,723	266,967

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

BALANCE SHEETS AS OF DECEMBER 31, 2009 (UNAUDITED) AND 2008
(In thousands of Brazilian reais - R$)

	Note	2009	2008
		Unaudited
LIABILITIES AND SHAREHOLDERS` EQUITY

CURRENT LIABILITIES
Trade accounts payable		48,915	19,000
Loans and financing	9	11,138	22,555
Advances from customers		361	338
Taxes payable		3,183	2,650
Payroll and related taxes		1,678	820
Accrued vacation and related charges		4,772	3,623
Dividends and interest on capital payable	11	4,174	22,170
Employee and management profit sharing		4,939	6,503
Deferred income tax and social contribution		1,623	-
Other payables		3,423	5,287
Total current liabilities		84,206	82,946

NONCURRENT LIABILITIES
Long-term liabilities:
Loans and financing	10	89,360	34,846
Payables to related parties	11	-	2,388
Reserve for contingencies	13	141	136
Taxes payable		1,999	1,045
Other accounts payable		3,089	-
Total noncurrent liabilities		94,589	38,415

SHAREHOLDERS' EQUITY
Capital	15	71,291	71,291
Tax incentive reserve		24,591	11,578
Income reserves		75,046	62,737
Total shareholders' equity		170,928	145,606

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		349,723	266,967

The accompanying notes are an integral part of these financial statements

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2009 (UNAUDITED), 2008 AND 2007 (In thousands of Brazilian reais - R$)

	Note	2009	2008	2007
		Unaudited
GROSS SALES
Products and goods - Domestic market		844,421	1,063,659	801,677
Products and goods - Foreign market		12,640	40,208	41,646
		857,061	1,103,867	843,323
DEDUCTIONS
Taxes on sales		(199,963)	(251,674)	(189,394)

Discounts and rebates		(13,263)	(15,718)	(7,738)

NET SALES		643,835	836,475	646,191

COST OF PRODUCTS AND GOODS		(536,780)	(703,228)	(522,819)

GROSS PROFIT		107,055	133,247	123,372

OPERATING INCOME (EXPENSES)
Selling expenses		(20,944)	(24,773)	(20,215)
General and administrative expenses		(13,241)	(13,447)	(14,760)
Tax incentive - Fundopem	16	13,013	11,578	-
Other operating income (expenses), net		(4,686)	(8,258)	(7,349)

		(25,858)	(34,900)	(42,324)

INCOME FROM OPERATIONS BEFORE FINANCIAL INCOME		81,197	98,347	81,048
(EXPENSES)

FINANCIAL INCOME (EXPENSES)
Financial income	18	13,708	26,980	6,967
Financial expense	18	(11,456)	(17,257)	(9,345)
		2,252	9,723	(2,378)

INCOME FROM OPERATIONS		83,449	108,070	78,670

NONOPERATING INCOME (EXPENSES), NET		-	-	(34)

INCOME BEFORE INCOME TAX AND SOCIAL CONTRIBUTION		83,449	108,070	78,636

INCOME TAX AND SOCIAL CONTRIBUTION
Current	17	(16,213)	(27,892)	(26,215)
Deferred	17	(1,893)	762	1,979

NET INCOME		65,343	80,940	54,400

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2009 (UNAUDITED), 2008 AND 2007 (In thousands of Brazilian reais - R$)

			Tax incentive	Income	Retained
	Note	Capital	reserve	reserves	earnings	Total
BALANCES AS OF DECEMBER 31, 2006		34,233	28,114	-	23,340	85,687

Dividends payable		-	-	-	(18,115)	(18,115)
Dividends paid - Randon		-	-	-	(4,886)	(4,886)
Dividends payable - Randon		-	-	-	(4,219)	(4,219)
Tax incentive - Fundopem	16	-	8,944	-	-	8,944
Net income		-	-	-	54,400	54,400
Dividends paid		-	-	-	(16,382)	(16,382)
Interest on capital	13	-		-	(4,766)	(4,766)

BALANCES AS OF DECEMBER 31, 2007		34,233	37,058	-	29,372	100,663

Impact of adopting law 11638/07
and provisional act 449/08		-	-	-	(690)	(690)
Dividends paid for 2007		-	-	-	(4,319)	(4,319)
Capital increase		37,058	(37,058)	-	-	-
Net income		-	-	-	80,940	80,940
Tax incentive - Fundopem		-	11,578	-	(11,578)	-
Income reserve		-	-	62,737	(62,737)	-
Dividends Randon		-	-	-	(7,891)	(7,891)
Dividends paid		-	-	-	(16,914)	(16,914)
Interest on capital	13	-	-	-	(6,183)	(6,183)

BALANCES AS OF DECEMBER 31, 2008		71,291	11,578	62,737	-	145,606

Tax incentive - Fundopem (Unaudited)		-	13,013	-	(13,013)	-
Net income (Unaudited)		-	-	-	65,343	65,343
Income reserve (Unaudited)		-	-	22,503	(22,503)	-
Interest on capital (Unaudited)	13	-	-	-	(8,635)	(8,635)
Reversal of proposed dividends in 2008 (Unaudited)		-	-	2,289	-	2,289
Dividends distributed (Unaudited)		-	-	-	(13,535)	(13,535)
Dividends from revenue reserve (Unaudited)		-	-	(10,300)	-	(10,300)
Dividends Randon (Unaudited)		-	-	(2,183)	(7,657)	(9,840)

BALANCES AS OF DECEMBER 31, 2009 (UNAUDITED)		71,291	24,591	75,046	-	170,928

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 (UNAUDITED), 2008 AND 2007 (In thousands of Brazilian reais - R$)

	2009	2008	2007
	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	65,343	80,940	54,400
Adjustments to reconcile net income to the net cash
provided by operating activities:
Depreciation and amortization	11,324	14,899	12,892
Loss on sale of property and equipment	8	189	132
Exchange rate variation and interests on loans and financing	3,433	7,365	2,621
Tax incentive - Fundopem	-	-	8,944
Deferred income tax and social contribution	1,893	(762)	(1,979)
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(4,803)	15,424	(38,055)
(Increase) inventories	(976)	(6,293)	(23,167)
Decrease (increase) in other receivables	5,602	(10,227)	(3,629)
Increase (decrease) in trade accounts payable	27,527	(18,593)	11,494
Increase in accounts payable and provisions	7,029	2,874	6,106
Interest on loans and financing paid	(5,287)	(4,684)	(3,081)
Income tax and social contribution paid	-	-	1,965
Net cash provided by operating activities	111,093	81,132	28,643

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(16,020)	(51,170)	(12,417)
Additions to deferred charges	-	-	(310)
Net cash used in investing activities	(16,020)	(51,170)	(12,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(52,877)	(34,543)	(27,338)
Interest on capital paid	(8,421)	(4,766)	(5,501)
Proceeds from loans and financing	69,000	27,795	30,680
Loans from related parties	394	871	-
Loans and financing paid	(24,443)	(26,031)	(5,109)
Net cash used in financing activities	(16,347)	(36,674)	(7,268)

NET INCREASE (DECREASE) IN BALANCE OF CASH
AND CASH EQUIVALENTS	78,726	(6,712)	8,648

At beginning of year	33,361	40,073	31,425
At end of year	112,087	33,361	40,073

	78,726	(6,712)	8,648

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF ADDED VALUE FOR THE YEARS ENDED DECEMBER 31, 2009 (UNAUDITED) AND 2008 (In thousands of Brazilian reais - R$)

	2009	2008
	Unaudited
SALES
Sale of products and goods	843,813	1,088,049

MATERIAL PURCHASED FROM THIRD PARTIES (includes taxes - ICMS,
IPI, PIS and COFINS)
Cost of products and goods	605,074	786,322
Materials, power, outsourced services and others	54,300	84,888
	659,374	871,210

GROSS ADDED VALUE	184,439	216,839

AMORTIZATION AND DEPRECIATION	11,324	14,899

NET ADDED VALUE PRODUCED BY THE COMPANY	173,115	201,940

TRANSFERRED ADDED VALUE
Financial income	13,708	26,980

TOTAL ADDED VALUE TO BE DISTRIBUTED	186,823	228,920

ADDED VALUE DISTRIBUTED	186,823	228,920
Personnel:
Direct remuneration	46,086	48,309
Benefits	4,556	7,797
FGTS (Employees' Severance Guarantee Fund)	3,812	3,360

Taxes and contributions:
Federal	37,822	49,719
State	14,174	16,961
Municipal	116	119

Remuneration from third parties capital:
Interest on financial expenses	11,456	17,257
Rents	3,458	4,458

Remuneration on capital:
Interest on capital	8,422	6,183
Dividends	48,299	24,805
Retained earnings	8,622	49,952

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

NOTES TO THE FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 (UNAUDITED) AND 2008 AND FOR THE YEARS ENDED DECEMBER 31,
2009 (UNAUDITED), 2008 AND 2007
(Amounts in thousands of Brazilian reais – R$, except when stated otherwise)

1.	OPERATIONS

Suspensys Sistemas Automotivos Ltda. (the “Company”) was established on October 1, 2002, and is engaged in the manufacturing and sale of air and mechanical suspensions for trucks, buses and trailers, trailer axles, third axles and hubs and drums for trucks, buses and trailers, in addition to providing technical assistance for its products.

2.	FINANCIAL STATEMENTS PRESENTATION

The financial statements have been prepared in conformity with the accounting practices adopted in Brazil, which comprise the Brazilian Corporate Law, the pronouncements, guidelines and interpretations issued by the Accounting Pronouncements Committee (CPC) and standards issued by Brazilian Securities and Exchange Commission (CVM).

In preparing the financial statements for 2008, the Company adopted for the first time the new accounting practices introduced by Law 11638/07, approved on December 28, 2007, as amended by Provisional Act 449 of December 3, 2008.

Law 11638/07 and the Provisional Act 449/08 altered Law 6404/76 in aspects related to the preparation and disclosure of financial statements.

Adjustments related to the first-time adoption of Law 11638/07 and Provisional Act 449/08 are set forth in note 3.10.

The financial statements have been prepared in conformity with the accounting practices adopted in Brazil described in Note 3 and differ in certain respects from accounting principles generally accepted in the United States of America (“U.S.GAAP”). See note 19 for a discussion of these differences and a reconciliation of shareholders’ equity and net income presented under accounting practices adopted in Brazil to U.S. GAAP.

3.	SIGNIFICANT ACCOUNTING PRACTICES

3.1 Income recognition

Income and expenses are recognized on the accrual basis.

Revenue from the sale of products is recognized in the statement of income when all risks and benefits inherent in the product are transferred to the buyer. Revenue from services provided is recognized in the statement of income when services are rendered.

3.2 Use of estimates

The preparation of financial statements in conformity with the accounting practices adopted in Brazil requires management to use its judgment in determining and recording accounting estimates. Significant assets and liabilities subject to these estimates and assumptions include the net book value of property, plant and equipment, allowance for doubtful accounts, inventories and deferred tax assets, reserve for contingencies, and assets and liabilities related to employees’ benefits. The settlement of transactions involving these estimates may result in values different from those we estimated due to lack of precision inherent to the process of their determination.

3.3 Foreign currency

Monetary assets and liabilities denominated in foreign currencies were translated into Brazilian reais at the exchange rate in effect on the balance sheet date, respectively, and currency translation differences were recognized in the statement of income.

3.4 Current and noncurrent assets

  Cash and cash equivalents
These include cash balances, bank deposits and temporary cash investments redeemable within 90 days from the investment date. Temporary cash investments are readily convertible into a known amount of cash and are subject to a very low risk of change in their market value.
  Trade accounts receivable
Trade accounts receivable are stated at the billed amount plus related taxes and are recorded at present value on the balance sheet date.
  Inventories
Stated at average acquisition or production cost, which does not exceed market value.
  Other current and noncurrent assets
Stated at their net realizable value.
  Property, plant and equipment and intangible assets
Stated at acquisition or construction cost. Depreciation and amortization are calculated using the straight-line method at rates stated in Note 8, based on the estimated useful life of assets.
  Deferred charges
Recorded at incurred cost up to December 31, 2007, and amortized using the straight-line method at a rate of 20% per year, from completion date of respective projects.

3.5 Loans and financing

Loans are initially recognized at fair value at the time the resources are received, net of transaction costs, and are subsequently measured at amortized cost, that is, including charges, interest and monetary and exchange variations, as provided for in the contract, incurred up to the balance sheet date, as shown in Note 10.

3.6 Current and noncurrent liabilities

Stated at the known or estimated amounts, plus, if applicable, related charges and monetary and/or exchange variations through to the balance sheet date. The trade accounts payable balances are recorded at their present value on the balance sheet date.

3.7 Financial instruments

Classification and measurement

Financial assets and liabilities kept by the Company are classified under the following categories: (1) financial assets measured at fair value through profit and loss; and (2) financial assets and liabilities held to maturity. The classification depends on the purpose for which the financial assets and liabilities were acquired or contracted. The management of the Company classifies its financial assets and liabilities at the moment they are contracted.

Financial assets and liabilities held to maturity

Financial assets held to maturity are mainly comprised of temporary cash investments and loans and financing. They are measured at the acquisition cost plus income earned according to the contracted terms and conditions, in the case of temporary cash investments, and at the amortized cost using the effective interest rate method, in the case of loans and financing, recorded to statement of income on the accrual basis.

3.8. Reserve for contingencies

A provision is recognized in the balance sheet when the Company has a legal or constructive obligation as a result of a past event and it is probable that an outflow of resources will be required to settle the obligation. Provisions are recorded based on the best estimates of the involved risk.

3.9. Income Tax and Social Contribution

The income tax and social contribution, current and deferred, are calculated at the rate of 15% plus a 10% surtax on monthly taxable income in excess of R$ 20 for income tax, and 9% on monthly taxable income for social contribution. This calculation takes into consideration the offsetting of tax loss carryforwards, limited to 30% of the taxable income.

3.10. First-time adoption of Law11638/07 and Law 11941/09

The Company’s management opted to prepare its opening balance sheet with the transition date of January 1, 2008, which is the starting point for accounting in conformity with amendments introduced by Law 11638/07 and Law 11941/09. The changes introduced by said legislation are qualified as a change in accounting policy, however, as permitted by Technical Pronouncement CPC 13 – First-time Adoption of Law 11638/07 and Provisional Act 449/08 (converted in Law 11941/09), approved by CVM Resolution 565 of December 17, 2008, all of the adjustments resulting from the first-time adoption of Law 11638/07 and Law 11941/09 were made directly in retained earnings on the transition date, in conformity with the provisions of Article 186 of Law 6404/76, without retrospective effects on the financial statements.

Below are the equity adjustments arising from the first-time adoption of Law 11638/07 and Law 11941/09, a summary of the accounting practices amended by said legislation, effects thereof in the balance sheet on the date of transition.

a)	Adjustments arising from the first-time adoption of Law 11638/07 and Law 11941/09 to the balance sheet as of the transition date – January 1, 2008:

		Date of transition
	December 31, 2007	January 1, 2008
	Balances	Adjustments		Balances
Capital	34,233	-		34,233
Tax incentive reserve	37,058	-		37,058
Retained earnings	29,372	(690)	{a}	28,682
Shareholders’ equity	100,663	(690)		99,973

Summary of adjustments
{a} Adjustments against retained earnings
{a1} Adjustment of trade accounts receivable to present value	(799)
{a2} Adjustment of trade accounts payable to present value	109
Total	(690)

b)	Summary of changes in accounting practices for the first-time adoption of Law 11638/07 and Provisional Act 449/08:

Deferred charges

Deferred charges as of December 31, 2007 will be maintained up to its full realization through amortization or write-off against the net income for the year. Deferred charges were recorded for their recoverable value.

Adjustments to present value

Trade accounts receivable and trade accounts payable were adjusted to present value based on interest rates reflecting the nature of receivables and payables in terms of maturity and payment conditions on the dates of the related transactions.

The effects of adjustments to present value from the first-time adoption of Law 11638/07 and Provisional Act 449/08 were recorded in retained earnings.

Donations and investment grants

Tax incentives received by the Company prior to the first-time adoption of Law 11638/07 and Provisional Act 449/08 were recorded as capital reserve in shareholders’ equity, which were merged to the capital.

Beginning 2008, tax incentives have been recognized in income, as received.

Statements of cash flows and value added

Replacement of the statement of changes in financial position by the statement of cash flows and inclusion of the statement of value added.

3.11 Changes in Accounting practices adopted in Brazil effective from January 1, 2010

With the advent of Law no. 11638/07, which amended the Brazilian corporate law to enable the convergence of accounting practices adopted in Brazil with those contained in International Financial Reporting Standards (IFRS), new standards and technical accounting pronouncements have been issued in line with international standards by Brazilian Accounting Pronouncements Committee (CPC).

As of the date of preparation of these financial statements, 40 new technical accounting pronouncements, guidelines and interpretations had been issued by the CPC and approved by the CVM Deliberations and resolutions of the Federal Accounting Council - CFC, with mandatory implementation in 2010. Pronouncements, guidelines and interpretations of the CPC that are applicable to the Company, given its current operations, are:

Standard	Description
CPC 16	Inventories
CPC 20	Borrowing costs
CPC 23	Accounting policies, change in accounting estimates and errors
CPC 24	Events after the reporting period
CPC 25	Provisions, contingent liabilities and contingent assets
CPC 26	Presentation of financial statements
CPC 27	Property, plant and equipment
CPC 30	Revenue
CPC 32	Income taxes
CPC 33	Employee benefits
CPC 38	Financial instruments: Recognition and measurement
CPC 39	Financial instruments: Presentation
CPC 40	Financial instruments: Disclosures
CPC 43	First-time adoption of Technical Pronouncements CPC 15 to 40
OCPC 03	Financial instruments: Recognition, measurement and presentation
ICPC 10	Interpretation on the first-time adoption to Property, Plant and Equipment and
Investment Property of Technical Pronouncements CPC 27, 28, 37 and 43

Company’s Management is analyzing the impacts of changes introduced by these new pronouncements. In the case of adjustments arising from adoption of new practices from January 1, 2010, the Company will assess the need to remeasure the effects that would be produced in its financial statements for 2009, for comparison, as if these new procedures had been in place since the beginning of the year ended December 31, 2009.

4.	CASH AND CASH EQUIVALENTS

Temporary cash investments refer to Bank Deposits Certificates (CDB) and are linked to rate variations of interbank deposit certificate – CDI. Temporary cash investments are remunerated as shown below:

	2009	2008
	Unaudited
Cash and bank deposits	14,205	1,578
Temporary cash investments
CDB – 99.50% CDI	8,528	-
CDB – 100.00% CDI	51,151	12,957
CDB – 100.50% CDI	10,448	-
CDB – 100.40% CDI	27,755	-
CDB – 100.50% CDI	-	12,109
CDB – 100.80% CDI	-	6,717
	97,882	31,783

Total	112,087	33,361

5.	TRADE ACCOUNTS RECEIVABLE

The balances of trade accounts receivable on December 31 are presented as follows:

	2009	2008
	Unaudited
Trade accounts receivable from third parties – domestic market	64,465	60,470
Trade accounts receivable from third parties – foreign market	651	2,772
Trade accounts receivable from related parties – domestic market	3,226	915
Trade accounts receivable from related parties – foreign market	3,434	2,816
Total	71,776	66,973

6.	RECOVERABLE TAXES

The balances of taxes recoverable as of December 31 are presented as follows:

	2009	2008
	Unaudited
IPI (Federal VAT)	1,526	2,126
ICMS (State VAT)	7,003	10,255
IRPJ (Income tax) and CS (Social contribution)	188	767
ICMS on fixed assets acquisitions	2,905	3,252
PIS on fixed assets acquisitions	340	398
COFINS on fixed assets acquisitions	1,592	1,836
Total	13,554	18,634

Current	11,252	12,820
Noncurrent	2,302	5,814

The balance of recoverable taxes recorded in noncurrent assets comprises ICMS, PIS and COFINS on acquisitions on fixed assets, which are recoverable in 48 months, according to current legislation. Of the ICMS recoverable balance, R$ 5,423 (Unaudited) (R$ 8,456 on December 31, 2008) refer to the purchase of Randon’s credits and will be offset according to schedule prepared by Secretaria da Fazenda do Estado do Rio Grande do Sul.

7.	INVENTORIES

Inventories as of December 31 are presented as follows:

	2009	2008
	Unaudited
Finished products	4,216	1,998
Work in process	18,612	15,944
Raw materials	30,356	28,913
Advances to suppliers	31	655
Imports in transit	2	4,731
Total	53,217	52,241

8.	PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

Property, plant and equipment and intangible assets as of December 31 are presented as follows:

	Annual		2009		2008
	Depreciation		Accumulated
	Rate (%)	Cost	depreciation	Net	Net
Property, plant and equipment	Unaudited	Unaudited	Unaudited	Unaudited
Land	-	1,648	-	1,648	1,648
Buildings	1.44	26,920	(2,978)	23,942	11,680
Machinery and equipment	9.90	126,884	(72,565)	54,319	46,140
Molds and dies	14.13	10,238	(4,161)	6,077	5,133
Installations	3.80	4,196	(1,312)	2,884	2,233
Furniture and fixtures	9.03	1,339	(545)	794	776
Vehicles	9.29	569	(387)	182	231
Computer equipment	24.80	1,420	(1,019)	401	542
Advances to suppliers	-	97	-	97	1,909
Property, plant and equipment in progress	-	1,562	-	1,562	15,599
Total		174,873	(82,967)	91,906	85,894

Intangible assets
Software	15.40	2,445	(1,676)	769	1,000

The Company revised the useful life of its fixed assets, which have depreciated by new rates, as shown in the table above. The effects of this change were recognized prospectively as of January 1, 2009. This change in the useful lives reduced depreciation expense by R$ 443 (Unaudited).

9.	DEFERRED CHARGES

Deferred charges as of December 31 are presented as follows:

	2009	2008
	Unaudited
Costs of studies and projects	5,554	5,554
Accumulated amortization	(3,353)	(2,260)
Total	2,201	3,294

10.	LOANS AND FINANCING

Loans and financing were obtained to finance the construction of the industrial facilities, development of quality processes, financing exports and machinery imports. The loans and financing were obtained from several financial institutions through funds obtained by such institutions from the BNDES (Brazilian National Bank for Social and Economic Development).

Type:	Annual financial charges	2009	2008
		Unaudited
Import/Export
ACC – Advance on Foreign Exchange Contracts	Exchange Variation + 5.2%	-	2,416

Financing
FINAME -Financiamento de Máquinas e Equipamentos (Unibanco)			173
BNDES – Banco Nacional do Desenvolvimento Econômico e Social – subloan A/C	Var. Cambial + 2.5%	920	1,605
BNDES – Banco Nacional do Desenvolvimento Econômico e Social – subloan B	URTJLP + 4.5%	3,129	6,876
BNDES – Banco Nacional do Desenvolvimento Econômico e Social – subloan B	URTJLP + 3%	10,007	12,986
BNDES – Banco Nacional do Desenvolvimento Econômico e Social – subloan C	UMBND + 4.5%	509	1,507
BNDES – Banco Nacional do Desenvolvimento Econômico e Social – subloan D	URTJLP + 2.5%	607	787
BNDES – Banco Nacional do Desenvolvimento Econômico e Social – subloan A	Var. Cambial + 2.5%	4,595	-
BNDES – Banco Nacional do Desenvolvimento Econômico e Social – subloan BCDE	URTJLP + 4.5%	30,801	-
BRADESCO – FINEP	TJLP + 0.5%	12,018	11,893
VOTORANTIM - EXIM	TJLP	33,208	12,410
FUNDOPEM – ICMS	IPCA + 3%	3,367	3,120

Financing of imported machinery
FININP - Banco Bradesco	Exchange Variation+2.5%	1,155	2,460
FININP – ABN	Exchange variation +2.9%	182	682
FININP – ABN	Exchange variation+2.5%	-	486
Total		100,498	57,401

Current		11,138	22,555
Noncurrent		89,360	34,846

URTJLP = Reference unit of Brazilian long-term interest rate; UMBND = Monetary unit of Brazilian National Bank of Social and Economic Development; TJLP = Brazilian long-term interest rate; IPCA = National index for the consumer price

Maturities of long-term debts are presented as follows:

Maturity	2009	2008
	Unaudited
2010	-	13,578
2011	11,895	6,150
2012	45,462	6,066
2013	11,265	4,716
2014	8,543	1,964
2015	6,843	1,964
2016 and following	5,352	408
Total	89,360	34,846

The loans and financing from the BNDES and FINAME are collateralized by financed machinery and equipment of the Company and its shareholders.

11.	TRANSACTIONS WITH RELATED PARTIES

Transactions and balances with related parties as of December 31 are presented as follows:

	Randon			ArvinMeritor Companies
	Companies (*)			(**)			Officers and managers			Total
	2009	2008		2009	2008		2009	2008		2009	2008
Balance sheet	Unaudited			Unaudited			Unaudited			Unaudited
Trade accounts receivable	2,522	1,254		4,138	2,477		-	-		6,660	3,731
Receivables from related parties	853	880		-	-		-	-		853	880
Trade accounts payable	6,579	7,513		5	-		-	-		6,584	7,513
Payables to related parties	-	2,388		-	-		-	-		-	2,388
Dividends and interest on capital payable	3,175	17,409		999	4,761		-	-		4,174	22,170
Other payables	-	-		-	-		3,379	2,585		3,379	2,585
Commissions payable (other payables)	-	-		511	701		-	-		511	701

	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
Statement of income	Unaudited			Unaudited			Unaudited			Unaudited
Sales of products and goods	138,637	180,781	140,472	13,999	24,827	36,104	-	-	-	152,636	205,608	176,576
Purchase of products and goods	51,400	65,871	44,007	-	-	453	-	-	-	51,400	65,871	44,460
Purchase of ICMS credits	3,035	8,546	3,540	-	-	-	-	-	-	3,035	8,546	3,540
Financial expenses	7	15	18	-	-	-	301	272	187	308	287	205
Financial income	-	237	113	-	-	-	-	-	-	-	237	113
Commissions expenses	-	-	-	-	230	355	-	-	-	-	230	355
General and administrative expenses	5,078	4,842	4,649	-	-	-	-	-	-	5,078	4,842	4,649

(*) Includes:	Randon S.A. Implementos e Participações, Randon Veículos Ltda., Jost Brasil Sistemas Automotivos Ltda., Master Sistemas Automotivos Ltda., Fras-le Argentina and Randon Argentina

(**) Includes: Meritor Heavy Vehicle Systems LLC. and Meritor do Brasil Ltda.

Management’s compensation in the year ended on December 31 is represented by nominal salary of R$ 910 in 2009 (Unaudited) (R$ 689 in 2008 and R$ 626 in 2007) and profit sharing of R$ 1,164 (Unaudited) (R$ 850 in 2008 and R$ 662 in 2007).

Loan agreements with officers and managers are subject to DI-extra rate published by Ambima.

Debits and credits with the parent company Randon S.A. Implementos e Participações are subject to financial market rates (“DI-extra” published by Ambima (National Association of Financial Market Institutions).

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

The Company co-sponsors RANDONPREV, a defined contribution pension plan under a capitalization regime whose main objective is to provide benefits that supplement those provided by the government plans. The pension plan expenses included in the statements of income for the years ended December 31, 2009, 2008 and 2007 totaled R$ 306 (Unaudited), R$ 297, and R$ 263 respectively.

13.	CONTINGENCIES

The Company, through its attorneys, has challenged at the administrative and judicial level the collection of certain taxes, labor and civil proceedings. Based on the opinion of its attorneys, the Company recorded a reserve for contingencies in the amount of R$ 141 (Unaudited) (R$ 136 as of December 31, 2008) to cover probable losses that may result from the final outcome of such proceedings.

The contingent liabilities as of December 31, 2009 are as follows:

	Likelihood of losses - Unaudited
Contingency	Probable	Possible
Tax	-	2,277
Labor	141	284
Total	141	2,561

The Company has administrative proceedings in progress for which, based on the opinion of its attorneys and in accordance with Accounting practices adopted in Brazil, no reserves for contingencies have been recorded since the proceedings have been assessed as possible or remote likelihood of loss.

Tax

ICMS (State VAT) – The Company was assessed for an alleged irregularity in the calculation of the ICMS reduction benefit through the FUNDOPEM/NOSSO EMPREGO. The total amount, including principal, penalties and interest is R$ 7,801. On January 24, 2008, as a result of the defense presented by the Company against the above-mentioned infraction note, the ICMS debt was recalculated by the tax authorities. Based on the notice sent by tax authorities to the Company at that date, management estimates that the total amount of the tax assessment will be reduced to approximately R$ 2,277, including principal, penalties and interest.

14. FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. However, considerable judgment was required in the interpretation of market data to develop the most appropriate fair value estimates. Consequently, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current exchange market. The use of different market valuation methodologies may have a material effect on the fair value estimates.

The management of these instruments is done through operating strategies, aimed at liquidity, profitability and security. The Company’s financial instruments management policy consists of ongoing monitoring of contracted rates compared to market rates. The Company does not have transactions involving derivative financial instruments or any other risk assets for speculative purposes.

Balances breakdown

In compliance with Brazilian Securities and Exchange Commission (CVM) Instruction 235/95, the carrying amount and fair value of the financial instruments included in the balance sheets are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Description	Unaudited	Unaudited
Temporary cash investments	97,882	97,882	31,783	31,783
Trade accounts receivable	71,776	71,776	66,973	66,973
Receivables from parent company	853	853	880	880
Other accounts receivable	826	826	1,886	1,886
Trade accounts payable	48,915	48,915	21,388	21,388
Loans and financing:
In local currency	93,137	93,137	48,245	48,245
In foreign currency	7,361	7,361	9,156	9,156
Payables to parent company	-	-	2,388	2,388
Other accounts payable	3,423	3,423	5,287	5,287

Criteria, assumptions and limitations used in the calculation of the market value
  Temporary cash investments
The balances of temporary cash investments have their market values close to their book balances.
  Trade accounts receivable
The balances of trade accounts receivable have their market values close to their book balances.
  Receivables from parent company and other receivables
The balance of accounts receivables from parent company and other accounts receivable have their market values close to their book values.
  Trade accounts payable
The balances of trade accounts payable have their market values close to their book values.
  Payables to related companies and other accounts payable
The balances of accounts payable to related companies and other accounts payable have their market values close to their book values.
  Loans and financing
Loans and financing are recorded at the contractual interest of each transaction, as shown in Note no. 10.
  Limitations
The market values were estimated at the balance sheet date, based on relevant market information. The changes in the assumptions may significantly affect the estimates presented.

  Management of financial risks
The Company is exposed to the following risks associated with its operating activities and financing, including the utilization of its financial instruments:

i.  Credit risk
ii. Market risk

The Company, through its Parent Company, has Hedge Transaction Policy prepared by the Planning and Finance Committee and endorsed by the Executive Board. The objective of such policy is to standardize the procedures of the Company while defining responsibilities and limitations involving hedge operations. These procedures are aimed to reduce the effects of fluctuation if exchange rates of foreign currency amounts estimated in the cash flow with no speculative purposes.

The monthly-estimated cash flow in foreign currency is taken as a basis for the twelve following months, either based on the Strategic Plan projections or on the updated expectations of each company. The instruments used are conservative and are previously approved by the same committee.

a. Credit risk

The sales policies of the Company are governed by credit policies determined by its management and are intended to minimize customer default risks. This objective is achieved by management through a careful selection of the customer portfolio, which considers the customer ability to pay (credit analysis).

b. Market risk

Represented by the risk that changes in the market, such as changes in the exchange rates, interest rates and in prices will affect the income of the Company or the value of its financial instruments. The objective in managing market risks is to control the exposure to market risks within acceptable parameters, optimizing their return.

Foreign exchange rate risk

The results of the Company are susceptible to significant variations due to the effects of the volatility of the foreign exchange rates on assets and liabilities indexed to foreign currencies, mainly the U.S. dollar, which closed 2009 with a negative variation of 25.49% (positive variation of 32% in 2008).

The Company is exposed to currency risk (exchange rate risk) on sales, purchases and loans denominated in a currency different from that usually used by the Company.

The Company's net exposure to the risk of foreign exchange rate on December 31 is as follows:

	2009	2008
	Unaudited
A. Financing	(7,361)	(9,156)
B. Suppliers / Commissions	(1,155)	(899)
C. Net assets	5,682	12,234
D. Net exposure (A+B+C)	(2,834)	2,179

Interest rate risk

The results of the Company are susceptible to significant variations arising from loans and financing contracted at floating interest rates.

The Company does not have derivative financial instruments to protect variations in interest rates.

In accordance with its financial policies, the Company has not conducted operations involving financial instruments on a speculative basis.

Price risk

Price risk relates to the possibility of fluctuations in market prices of the products sold or manufactured by the Company and other inputs used in the manufacturing process. These price oscillations may cause substantial alterations in the income and costs of the Company. To mitigate these risks, the Company continuously monitors the local and international markets, seeking to anticipate price movements.

15. CAPITAL

Subscribed capital is represented by 100,000 shares totaling R$ 71,291 (Unaudited) held among the shareholders, as shown in the table below:

Shareholder	Quotas	R$	%
	Unaudited	Unaudited	Unaudited
Randon S.A. Implementos e Participações	22,881	16,312	22.881
Master Sistemas Automotivos Ltda.	53,177	37,910	53.177
Meritor Heavy Vehicle Systems, LLC.	23,942	17,069	23.942
Total	100,000	71,291	100.000

As established by the joint-venture agreement and ratified by the shareholders in the meeting minutes for approval of profit allocation, Randon is entitled to receive non-proportional dividends in the amount of the tax benefit from Fundopem.

In April 2009, Suspensys paid dividends and interest on capital allocated on December 31, 2008. Of the dividends calculated in 2008, R$ 2,289 (Unaudited) was allocated to net equity, as established in the shareholders’ meeting minutes.

In June 2009, dividends and interest on capital in the amount of R$ 27,559 (Unaudited) were distributed as dividends paid in advance. The distribution was as follows: R$ 17,260 (Unaudited) corresponding to the partial net income for the period. Of this total, R$ 3,725 (Unaudited) was through interest on capital and R$ 13,535 (Unaudited) as dividends. The balance of R$ 10,300 (Unaudited) refers to the income reserve distributed.

In August 2009, dividends were distributed to the shareholder Randon S.A. Implementos e Participações, as provided in clause 10 of the Joint-Venture Agreement signed on August 15, 2002, in the amount of R$ 9,840 (Unaudited). The distribution was as follows: R$ 7,657 (Unaudited) corresponding to the partial net income for the period and R$ 2,183 (Unaudited) corresponding to the income reserve.

During 2009, the Company also recorded R$ 4,910 (Unaudited) (R$ 4,174 net of tax - Unaudited) as interest on capital, which was not distributed until December 31, 2009.

16. TAX INCENTIVE

It refers to tax incentives obtained in 2009 and 2008, respectively in the amounts of R$ 13,013 (Unaudited) and R$ 11,578 from the Fundopem/Nosso Empresa. This ICMS reduction benefit granted to the Company is calculated on a monthly basis and is contingent upon the creation of direct or indirect jobs in the State of Rio Grande do Sul. The tax incentives received are recognized in income in the year of their receipt.

17. INCOME TAX AND SOCIAL CONTRIBUTION

Reconciliation of income tax and social contribution - Charges for income tax and social contribution for the year ended December 31 are reconciled to the statutory rates as follows:

	2009 (Unaudited)		2008		2007
	IRPJ	CSLL	IRPJ	CSLL	IRPJ	CSLL
Income before income tax and social contribution	83,449	83,449	108,070	108,070	78,636	78,636
Statutory rate	25%	9%	25%	9%	25%	9%
Income tax and social contribution at statutory rates	20,862	7,510	27,018	9,726	19,659	7,077

Effects of taxes on:
Interest on capital expense	(2,159)	(777)	(1,546)	(556)	(1,191)	(429)
Industrial development program	(1,859)	(670)	(2,187)	(787)	(747)	(269)
Tax incentive – Fundopem	(3,253)	(1,171)	(2,895)	(1,042)	-	-
Others	(73)	126	143	(14)	284	43
	(7,344)	(2,492)	(6,485)	(2,399)	(1,654)	(655)
Income tax and social contribution before deductions	13,518	5,018	20,533	7,327	18,005	6,422

Income tax deductions and other adjustments	(430)	-	(611)	(119)	(191)	-

Income tax and social contribution expense	13,088	5,018	19,922	7,208	17,814	6,422

Current	11,408	4,805	20,477	7,415	19,225	6990
Deferred	1,680	213	(555)	(207)	(1,411)	(568)

       a) Deferred income tax and social contribution:

	2009 (Unaudited)		2008
	Temporary	Deferred	Temporary	Deferred
	differences	taxes	differences	taxes
Temporary differences
Provision for profit sharing program (administrators)	1,784	606	2,450	833
Provision for profit sharing program (employees)	2,384	811	3,353	1,140
Provision for profit sharing program (directors)	939	85	850	77
Provision for contingences	136	46	136	46
Provision for warranties	1,689	574	1,274	433
Other temporary addictions	1,211	412	810	275
Total Assets	8,143	2,534	8,873	2,804

Accelerated depreciation – Law 11.774	(6,491)	(1,623)	-	-
Total Liabilities	(6,491)	(1,623)	-	-

18.	FINANCIAL INCOME AND EXPENSES

     The financial income and expenses for the years ended December 31 are represented as follows:

	2009	2008	2007
	Unaudited
Financial income
Income from temporary cash investments	5,010	4,613	2,977
Interest received and discounts obtained	157	143	74
Foreign exchange gains on liabilities	2,828	10,945	3,916
Adjustment to present value of trade accounts receivable	5,713	11,279	-
	13,708	26,980	6,967
Financial expenses
Interest on loans and financing	(5,491)	(5,006)	(3,969)
Banking expenses	(124)	(148)	(97)
Foreign exchange losses on assets	(3,116)	(6,918)	(3,871)
Adjustment to present value of trade accounts payable	(218)	(4,518)	-
Other financial expenses	(2,507)	(667)	(1,408)
	(11,456)	(17,257)	(9,345)

Financial income (expenses), net	(2,252)	9,723	(2,378)

19.	SUMMARY AND RECONCILIATION OF THE DIFFERENCES BETWEEN ACCOUNTING PRACTICES ADOPTED IN BRAZIL (BR GAAP) AND ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA (U.S. GAAP)

The financial statements of the Company are prepared in accordance with BR GAAP. Note 3 to the consolidated financial statements summarizes the accounting policies adopted by the Company. BR GAAP differs from U.S. GAAP in certain significant respects, which are summarized below:

(a) Deferred charges

BR GAAP allowed until December 31, 2007 the deferral of pre-operating expenses and certain expenses related to research and development. Under BR GAAP, these items are amortized over a period of five to ten years. Under U.S. GAAP, these are recorded as expenses when incurred.

(b) VAT tax incentive - Fundopem

Under BR GAAP, prior to January 1, 2008, tax incentives related to certain state taxes on revenues were recorded directly in shareholders’ equity. Under U.S. GAAP, these tax incentives are recorded in the statement of income. Beginning January 1, 2008, the tax incentive is recorded in the statement of income under BR GAAP.

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

(f) New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for variable interest entities. Additionally, FAS 167 will require additional disclosures about involvement with variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective January 1, 2010 for companies reporting on a calendar-year basis. We currently do not expect the adoption of the revised standard to have an effect on our consolidated results of operations and financial position, when adopted.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets” (FAS 166). FAS 166 is a revision to FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and will require more information about transfer of financial assets, including securitization transactions, and enhanced disclosures when companies have continuing exposure to the risks related to transferred financial assets. Additionally, FAS 166 eliminates the concept of a qualifying special-purpose entity. FAS 166 is effective January 1, 2010 for companies reporting on a calendar-year basis. We currently do not expect the adoption of the revised standard to have an effect on our consolidated results of operations and financial position, when adopted.

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

	2009	2008	2007
	(Unaudited)
Reconciliation of cash and cash equivalents
Cash and cash equivalents under BR GAAP	112,087	33,361	40,073
Reclassification of temporary investments	(97,882)	(31,783)	(34,491)
Cash and cash equivalents under U.S. GAAP	14,205	1,578	5,582

Reconciliation of cash flows
Investing activities under BR GAAP	(16,020)	(51,170)	(12,727)
Cash flows relating to temporary cash investments under U.S. GAAP	(66,099)	2,708	(11,551)
Investing activities under U.S. GAAP	(82,119)	(48,462)	(24,278)

Cash and cash equivalents at beginning of the year under BR GAAP	33,361	40,073	31,425
Reclassification of temporary cash investments at beginning of the year	(31,783)	(34,491)	(22,940)
Cash and cash equivalents at beginning of the year under U.S. GAAP	1,578	5,582	8,485

Increase(decrease) in cash and cash equivalents under BR GAAP	78,726	(6,712)	8,648
Cash flows relating to temporary cash investments under U.S. GAAP	(66,099)	2,708	(11,551)
Cash and cash equivalents at end of the year under U.S. GAAP	14,205	1,578	5,582

(i) Reconciliation of principal differences between BR GAAP and U.S. GAAP

	Reference		2009	2008	2007
			(Unaudited)
Net income under BR GAAP			65,343	80,940	54,400
Deferred charges	19	(a)	1,093	996	1,040
VAT tax incentive - Fundopem	19	(b)	-	-	8,944
Interest capitalization	19	(c)	1,007	126	(6)
Pension plan surplus	19	(d)	108	61	56
Deferred income tax on the above adjustments			(775)	(402)	(371)
Net income under U.S. GAAP			66,776	81,721	64,063

	Reference		2009	2008	2007
			(Unaudited)
Shareholders’ equity under BR GAAP			170,928	145,606	100,663
Deferred charges	19	(a)	(2,201)	(3,294)	(4,290)
Reversal of dividends payable	19	(e)	-	-	4,219
Interest capitalization	19	(c)	1,224	241	115
Pension plan surplus	19	(d)	434	326	265
Deferred income tax on the above adjustments			261	1,012	1,414
Shareholders’ equity under U.S. GAAP			170,646	143,891	102,386

(2) Financial Statement Schedule for the years ended September 30, 2009, 2008 and 2007. The following schedule was filed as part of the Annual Report filed with the SEC on November 20, 2009:

Schedule II - Valuation and Qualifying Accounts

Schedules not filed with this Annual Report on Form 10-K/A are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or related notes.

(3) Exhibits

3-a	Restated Articles of Incorporation of ArvinMeritor, filed as Exhibit 4.01 to ArvinMeritor’s Registration Statement on Form S-4, as amended (Registration Statement No. 333-36448) ("Form S-4"), is incorporated by reference.

3-b	By-laws of ArvinMeritor, filed as Exhibit 3 to ArvinMeritor's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003 (File No. 1-15983), is incorporated by reference.

4-a	Rights Agreement, dated as of July 3, 2000, between ArvinMeritor and The Bank of New York (successor to EquiServeTrust Company, N.A.), as rights agent, filed as Exhibit 4.03 to the Form S-4, is incorporated by reference.

4-b	Indenture, dated as of April 1, 1998, between ArvinMeritor and The Bank of New York Mellon Trust Company (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4 to Meritor's Registration Statement on Form S-3 (Registration No. 333-49777), is incorporated by reference.

4-b-1	First Supplemental Indenture, dated as of July 7, 2000, to the Indenture, dated as of April 1, 1998, between ArvinMeritor and The Bank of New York Mellon Trust Company (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4-b-1 to ArvinMeritor's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-15983) (“2000 Form 10-K”), is incorporated by reference.

4-b-2	Third Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of April 1, 1998, between ArvinMeritor and The Bank of New York Mellon Trust Company (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.2 to ArvinMeritor’s Current Report on Form 8-K, dated June 23, 2006 and filed on June 27, 2006 (File No. 1-15983)(“June 23, 2006 Form 8-K”), is incorporated by reference.

4-c	Indenture dated as of July 3, 1990, as supplemented by a First Supplemental Indenture dated as of March 31, 1994, between ArvinMeritor and The Bank of New York Mellon Trust Company (as successor to BNY Midwest Trust Company as successor to Harris Trust and Savings Bank), as trustee, filed as Exhibit 4-4 to Arvin's Registration Statement on Form S-3 (Registration No. 33-53087), is incorporated by reference.

4-c-1	Second Supplemental Indenture, dated as of July 7, 2000, to the Indenture dated as of July 3, 1990, between ArvinMeritor and The Bank of New York Mellon Trust Company (as successor to BNY Midwest Trust Company as successor to Harris Trust and Savings Bank), as trustee, filed as Exhibit 4-c-1 to the 2000 Form 10-K, is incorporated by reference.

4-c-2	Fourth Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of July 3, 1990, between ArvinMeritor and The Bank of New York Mellon Trust Company (as successor to BNY Midwest Trust Company as successor to Harris Trust and Savings Bank), as trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.3 to the June 23, 2006 Form 8-K, is incorporated by reference.

4-d	Indenture, dated as of March 7, 2006, between ArvinMeritor and The Bank of New York Mellon Trust Company (as successor to BNY Midwest Trust Company) as trustee, filed as Exhibit 4.1 to ArvinMeritor’s Current Report on Form 8-K, dated March 7, 2006 and filed on March 9, 2006 (File No. 1-15983), is incorporated by reference.

4-d-1	First Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of March 7, 2006, between ArvinMeritor and The Bank of New York Mellon Trust Company (as successor to BNY Midwest Trust Company) as trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.1 to the June 23, 2006 Form 8-K, is incorporated by reference.

4-e	Indenture, dated as of February 8, 2007, between ArvinMeritor and The Bank of New York Trust Company, N.A., as trustee (including form of Subsidiary Guaranty dated as of February 8, 2007), filed as Exhibit 4-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2007 (File No. 1-15983), is incorporated by reference.

10-a	Credit Agreement, dated as of June 23, 2006, by and among ArvinMeritor, ArvinMeritor Finance Ireland, the institutions from time to time parties thereto as lenders, JP Morgan Chase Bank, National Association, as Administrative Agent, Citicorp North America, Inc. and UBS Securities LLC, as Syndication Agents, ABN AMRO Bank N.V., BNP Paribas and Lehman Commercial Paper Inc., as Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets, as Joint Lead Arrangers and Joint Book Runners, filed as Exhibit 10.1 to the June 23, 2006 Form 8-K, is incorporated by reference.

10-a-1	Subsidiary Guaranty, dated as of June 23, 2006, by and among the subsidiary guarantors and JPMorgan Chase Bank, National Association, as Administrative Agent, for the benefit of itself, the lenders and other holders of guaranteed obligations, filed as Exhibit 10.2 to the June 23, 2006 Form 8-K, is incorporated by reference.

10-a-2	Pledge and Security Agreement, dated as of June 23, 2006, by and among ArvinMeritor, the subsidiaries named therein and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10.3 to the June 23, 2006 Form 8-K, is incorporated by reference.

10-a-3	Amendment No. 1 to Credit Agreement, dated as of February 23, 2007, among ArvinMeritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K dated and filed on February 23, 2007 (File No. 1-15983), is incorporated by reference.

10-a-4	Amendment No. 2 to Credit Agreement, dated as of October 2, 2007, among ArvinMeritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K dated October 2, 2007 and filed on October 3, 2007 (File No. 1-15983), is incorporated by reference.

10-a-5	Amendment No. 3 to Credit Agreement, dated as of October 26, 2007, among ArvinMeritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K dated October 26, 2007 and filed on October 30, 2007 (File No. 1-15983), is incorporated by reference.

10-a-6	Amendment No. 4 to Credit Agreement, dated as of December 10, 2007, among ArvinMeritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K filed on December 11, 2007 is incorporated herein by reference.

*10-b-1	1997 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10 to ArvinMeritor’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-15983), is incorporated by reference.

*10-b-2	Form of Restricted Stock Agreement under the 1997 Long-Term Incentives Plan, filed as Exhibit 10-a-2 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 1-13093), is incorporated by reference.

*10-b-3	Form of Option Agreement under the 1997 Long-Term Incentives Plan, filed as Exhibit 10(a) to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-13093), is incorporated by reference.

*10-b-4	Form of Performance Share Agreement under the 1997 Long-Term Incentives Plan, filed as Exhibit 10-b to ArvinMeritor’s Current Report on Form 8-K, dated December 7, 2004 and filed on December 9, 2004 (File No. 1-15983), is incorporated by reference.

*10-b-5	Description of Performance Goals Established in connection with 2009-2011 Cash Performance Plan under the 1997 Long-Term Incentives Plan, filed as Exhibit 10-a to ArvinMeritor’s Current Report on Form 8-K, dated December 9, 2008 (File No. 1-15983), is incorporated by reference.

*10-b-6	Description of Performance Goals Established in connection with 2008-2010 Cash Performance Plan under the 2007 Long Term Incentive Plan, filed as Exhibit 10a to the Current Report on Form 8-K filed on December 19, 2007 is incorporated herein by reference.

*10-b-7	Description of Annual Incentive Goals Established for Fiscal year 2010 under the Incentive Compensation Plan, filed as Exhibit 10a to the Current Report on Form 8-K filed on November 12, 2009 is incorporated herein by reference.

*10-b-7a	Description of Performance Goals established in connection with 2010-2012 Cash Performance Plan, filed as Exhibit 10-b to Current Report on Form 8-K filed on November 12, 2009 is incorporated herein by reference.

*10-c	2007 Long-Term Incentive Plan, as amended, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2007 (File No. 1-15983), is incorporated by reference.

*10-c-1	Form of Restricted Stock Agreement under the 2007 Long-Term Incentive Plan, filed as Exhibit 10-c-1 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

*10-d	Description of Compensation of Non-Employee Directors, filed as Exhibit 10d to ArvinMeritor’s 2009 Form 10-K for the fiscal year ended September 27, 2009, is incorporated herein by reference.

*10-e	2004 Directors Stock Plan, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004 (File No. 1-15983), is incorporated by reference.

*10-e-1	Form of Restricted Share Unit Agreement under the 2004 Directors Stock Plan, filed as Exhibit 10-c-3 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004 (File No. 1-15983), is incorporated by reference.

*10-e-2	Form of Restricted Stock Agreement under the 2004 Directors Stock Plan, filed as Exhibit 10-c-4 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005 (Filed No. 1-15983), is incorporated by reference.

*10-e-3	Option Agreement under the 2007 Long-Term Incentive Plan between ArvinMeritor and Charles G. McClure filed as Exhibit 10-c to ArvinMeritor’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2008 is incorporated herein by reference.

*10-e-4	Restricted Stock Agreement under the 2007 Long-term Incentive Plan between ArvinMeritor and Charles G. McClure filed as Exhibit 10-d to ArvinMeritor’s Quarterly Report on form 10-Q for the quarterly period ended June 30, 2008 is incorporated herein by reference.

*10-f	Incentive Compensation Plan, as amended and restated as of November 6, 2009, filed as Exhibit 10.6 to ArvinMeritor’s Form 10-Q for the Quarter ended January 3, 2010, is incorporated herein by reference.

*10-f-1	Form of Deferred Share Agreement, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2005 (File No. 1-15983), is incorporated by reference.

*10-g	Copy of resolution of the Board of Directors of ArvinMeritor, adopted on July 6, 2000, providing for its Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-f to the 2000 Form 10-K, is incorporated by reference.

*10-h	Deferred Compensation Plan, filed as Exhibit 10-e-1 to Meritor's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-13093), is incorporated by reference.

*10-i	1998 Stock Benefit Plan, as amended, filed as Exhibit (d)(2) to ArvinMeritor's Schedule TO, Amendment No. 3 (File No. 5-61023), is incorporated by reference.

*10-j	Employee Stock Benefit Plan, as amended, filed as Exhibit (d)(3) to ArvinMeritor’s Schedule TO, Amendment No. 3 (File No. 5-61023), is incorporated by reference.

*10-k	1988 Stock Benefit Plan, as amended, filed as Exhibit 10 to Arvin's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1988, and as Exhibit 10(E) to Arvin's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1993 (File No. 1-302), is incorporated by reference.

10-l	Loan and Security Agreement dated as of September 8, 2009 among ArvinMeritor Receivables Corporation, ArvinMeritor, Inc., GMAC Commercial Finance LLC, and the Lenders from time to time party thereto (the "Loan Agreement"), dated September 8, 2009 and filed as exhibit 10a to ArvinMeritor’s Current Report on Form 8-K filed on September 10, 2009, is incorporated herein by reference.

10-m	Third Amended and Restated Purchase and Sale Agreement dated as of September 8, 2009 (the "Purchase Agreement") among ArvinMeritor Receivables Corporation and Meritor Heavy Vehicle Braking Systems (U.S.A.), Inc. and Meritor Heavy Vehicle Systems LLC, filed as exhibit 10b to ArvinMeritor’s Current Report on Form 8-K, dated September 8, 2009 and filed on September 10, 2009, is incorporated herein by reference.

*10-n	Employment agreement between the company and Charles G. McClure, Jr., dated as of September 14, 2009, filed as Exhibit 10n to ArvinMeritor’s 2009 Form 10-K for the fiscal year ended September 27, 2009, is incorporated herein by reference.

*10-o	Employment agreement between the company and James D. Donlon, III, filed as Exhibit 10b to ArvinMeritor’s Current Report on Form 8-K, dated September 14, 2009 and filed on September 18, 2009 (File No. 1-15983), is incorporated by reference.

*10-q	Employment agreement between ArvinMeritor and Carsten J. Reinhardt, dated as of September 14, 2009, filed as Exhibit 10q to ArvinMeritor’s 2009 Form 10-K for the fiscal year ended September 27, 2009, is incorporated herein by reference.

*10-r	Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Jeffrey A. Craig, filed as Exhibit 10r to ArvinMeritor’s 2009 Form 10-K for the fiscal year ended September 27, 2009, is incorporated herein by reference.

*10-s	Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Vernon Baker, filed as Exhibit 10s to ArvinMeritor’s 2009 Form 10-K for the fiscal year ended September 27, 2009, is incorporated herein by reference.

*10-t	Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Mary Lehmann, filed as Exhibit 10t to ArvinMeritor’s 2009 Form 10-K for the fiscal year ended September 27, 2009, is incorporated herein by reference.

*10-u	Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Lin Cummins, filed as Exhibit 10u to ArvinMeritor’s 2009 Form 10-K for the fiscal year ended September 27, 2009, is incorporated herein by reference.

*10-v	Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Barbara Novak, filed as Exhibit 10v to ArvinMeritor’s 2009 Form 10-K for the fiscal year ended September 27, 2009, is incorporated herein by reference.

*10-w	Form of employment letter between ArvinMeritor and its executives, filed as Exhibit 10-a to ArvinMeritor’s Current Report on Form 8-K, dated September 14, 2009 and filed on September 18, 2009 (File No. 1-15983), is incorporated by reference.

10-x	Receivables Purchase Agreement dated November 19, 2007 between ArvinMeritor CVS Axles France and Viking Asset Purchaser and CitiCorp Trustee Company Limited, filed as Exhibit 10-t to ArvinMeritor’s Report on Form 10-K for the fiscal year ended September 30, 2008 is incorporated herein by reference.

10-y	Receivables Purchase Agreement dated March 13, 2006 between Meritor HVS AB and Nordic Finance Limited and CitiCorp Trustee Company Limited filed as Exhibit 10-u to ArvinMeritor’s Report on Form 10-K for the fiscal year ended September 30, 2008 is incorporated herein by reference.

10-z	Amendment, dated July 25, 2007, to Receivables Purchase Agreement dated March 13, 2006 between Meritor HVS AB and Nordic Finance Limited and CitiCorp Trustee Company Limited filed as Exhibit 10-v to ArvinMeritor’s Report on Form 10-K for the fiscal year ended September 30, 2008 is incorporated herein by reference.

10-zz	Purchase and Sale Agreement dated August 4, 2009 among ArvinMeritor, Iochpe-Maxion, S.A. and the other parties listed therein, filed as Exhibit 10 to ArvinMeritor’s Report on Form 10-Q for the Quarter ended June 28, 2009 is incorporated by reference.

12	Computation of ratio of earnings to fixed charges, filed as Exhibit 12 to ArvinMeritor’s 2009 Form 10-K for the fiscal year ended September 27, 2009, is incorporated herein by reference.

21	List of subsidiaries of ArvinMeritor, filed as Exhibit 21 to ArvinMeritor’s 2009 Form 10-K for the fiscal year ended September 27, 2009, is incorporated herein by reference.

23-a	Consent of Vernon G. Baker, II, Esq., Senior Vice President and General Counsel of ArvinMeritor, filed as Exhibit 23a to ArvinMeritor’s 2009 Form 10-K for the fiscal year ended September 27, 2009, is incorporated herein by reference.

23-b	Consent of Deloitte & Touche LLP, independent registered public accounting firm, filed as Exhibit 23b to Amendment No. 1 to ArvinMeritor’s 2009 Form 10-K for the fiscal year ended September 27, 2009, is incorporated herein by reference.

23-c	Consent of Bates White LLC, filed as Exhibit 23c to Amendment No. 1 to ArvinMeritor’s 2009 Form 10-K for the fiscal year ended September 27, 2009, is incorporated herein by reference.

23-d	Consent of Deloitte Touche Tohmatsu Auditores Independentes. #

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of ArvinMeritor filed as Exhibit 24 to ArvinMeritor’s 2009 Form 10-K for the fiscal year ended September 27, 2009, is incorporated herein by reference.

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act. #

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act. #

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.#

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.#
____________________

*	Management contract or compensatory plan or arrangement.

#	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINMERITOR, INC.

By:	/s/ Jeffrey A. Craig
Jeffrey A. Craig
Senior Vice President and Chief Financial Officer

Date: June 25, 2010