Form 10-Q
period 2010-07-04
ARVINMERITOR INC
filed 2010-08-04
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 4, 2010

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

94,075,867 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on July 4, 2010.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ARVINMERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
Sales	$1,275	$942	$3,628	$3,124
Cost of sales	(1,130)	(873)	(3,244)	(2,903)
GROSS MARGIN	145	69	384	221
Selling, general and administrative	(94)	(67)	(268)	(223)
Restructuring costs	(2)	(6)	(4)	(76)
Asset impairment charges	—	—	—	(153)
Goodwill impairment charges	—	—	—	(70)
Other operating expense	(6)	—	(6)	(1)
OPERATING INCOME (LOSS)	43	(4)	106	(302)
Other income	1	—	2	—
Equity in earnings of affiliates	14	7	35	8
Interest expense, net	(27)	(24)	(81)	(71)
INCOME (LOSS) BEFORE INCOME TAXES	31	(21)	62	(365)
Provision for income taxes	(26)	(11)	(36)	(632)
INCOME (LOSS) FROM CONTINUING OPERATIONS	5	(32)	26	(997)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(4)	(112)	(5)	(167)
NET INCOME (LOSS)	1	(144)	21	(1,164)
Less: Net income attributable to noncontrolling interests	(4)	(20)	(11)	(10)
NET INCOME (LOSS) ATTRIBUTABLE TO ARVINMERITOR, INC.	$(3)	$(164)	$10	$(1,174)

NET INCOME (LOSS) ATTRIBUTABLE TO ARVINMERITOR, INC.
Net income (loss) from continuing operations	$1	$(34)	$15	$(1,002)
Loss from discontinued operations	(4)	(130)	(5)	(172)
Net income (loss)	$(3)	$(164)	$10	$(1,174)
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.01	$(0.47)	$0.18	$(13.82)
Discontinued operations	(0.04)	(1.79)	(0.06)	(2.37)
Basic earnings (loss) per share	$(0.03)	$(2.26)	$0.12	$(16.19)
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.01	$(0.47)	$0.18	$(13.82)
Discontinued operations	(0.04)	(1.79)	(0.06)	(2.37)
Diluted earnings (loss) per share	$(0.03)	$(2.26)	$0.12	$(16.19)

Basic average common shares outstanding	93.2	72.7	81.8	72.5
Diluted average common shares outstanding	96.4	72.7	84.6	72.5
Cash dividends per common share	$—	$—	$—	$0.10

See notes to consolidated financial statements. Amounts for prior periods have been recast for discontinued operations.

ARVINMERITOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$289	$95
Receivables, trade and other, net	808	694
Inventories	413	374
Other current assets	116	97
Assets of discontinued operations	—	56
TOTAL CURRENT ASSETS	1,626	1,316
NET PROPERTY	414	445
GOODWILL	423	438
OTHER ASSETS	354	306
TOTAL ASSETS	$2,817	$2,505

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$—	$97
Accounts payable	838	674
Other current liabilities	475	411
Liabilities of discontinued operations	—	107
TOTAL CURRENT LIABILITIES	1,313	1,289
LONG-TERM DEBT	1,019	995
RETIREMENT BENEFITS	1,070	1,077
OTHER LIABILITIES	324	310
EQUITY (DEFICIT):
Common stock (June 30, 2010 and September 30, 2009, 94.1 and 74.0
shares issued and outstanding, respectively)	92	72
Additional paid-in capital	884	699
Accumulated deficit	(1,222)	(1,232)
Accumulated other comprehensive loss	(700)	(734)
Total equity (deficit) attributable to ArvinMeritor, Inc.	(946)	(1,195)
Noncontrolling interest	37	29
TOTAL EQUITY (DEFICIT)	(909)	(1,166)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,817	$2,505

See notes to consolidated financial statements.

ARVINMERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Nine Months Ended June 30,
	2010	2009
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (See Note 9)	$139	$(341)
INVESTING ACTIVITIES
Capital expenditures	(56)	(94)
Other investing activities	5	9
Net investing cash flows used for continuing operations	(51)	(85)
Net investing cash flows provided by (used for) discontinued operations	16	(34)
CASH USED FOR INVESTING ACTIVITIES	(35)	(119)
FINANCING ACTIVITIES
Borrowings (payments) on revolving credit facility, net	(28)	181
Payments on accounts receivable securitization program, net	(83)	(33)
Proceeds from debt issuance	245	—
Repayment of notes	(193)	(83)
Payments on lines of credit and other, net	(14)	(8)
Net change in debt	(73)	57
Proceeds from stock issuance	209	—
Issuance and debt extinguishment costs	(45)	—
Other financing activities	(1)	—
Cash dividends	—	(8)
Net financing cash flows provided by continuing operations	90	49
Net financing cash flows provided by discontinued operations	—	8
CASH PROVIDED BY FINANCING ACTIVITIES	90	57
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	(18)
CHANGE IN CASH AND CASH EQUIVALENTS	194	(421)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95	497
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$289	$76

See notes to consolidated financial statements. Amounts for prior periods have been recast for discontinued operations.

ARVINMERITOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(In millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
ArvinMeritor, Inc. Shareowners:
COMMON STOCK
Beginning balance	$92	$72	$72	$72
Issuance of common stock	—	—	20	—
Ending balance	$92	$72	$92	$72
ADDITIONAL PAID-IN CAPITAL
Beginning balance	$883	$695	$699	$692
Issuance of common stock	—	—	180	—
Issuance of restricted stock	—	—	—	(3)
Equity based compensation expense	1	1	5	7
Ending balance	$884	$696	$884	$696
ACCUMULATED DEFICIT
Beginning balance	$(1,219)	$(1,054)	$(1,232)	$(16)
Net income (loss) attributable to ArvinMeritor, Inc.	(3)	(164)	10	(1,174)
Cash dividends (per share $0.10: 2009)	—	—	—	(8)
Adjustment upon adoption of retirement benefits guidance	—	—	—	(20)
Ending balance	$(1,222)	$(1,218)	$(1,222)	$(1,218)
TREASURY STOCK
Beginning balance	$—	$—	$—	$(3)
Issuance of restricted stock	—	—	—	3
Ending balance	$—	$—	$—	$—
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance	$(666)	$(396)	$(734)	$(225)
Foreign currency translation adjustments	(36)	50	(2)	(118)
Employee benefit related adjustments	—	—	—	(3)
Impact of sale of business	—	—	31	—
Adjustments upon adoption of retirement benefits guidance	—	—	—	9
Unrealized gains (losses)	2	8	5	(1)
Ending balance	$(700)	$(338)	$(700)	$(338)
TOTAL DEFICIT ATTRIBUTABLE TO ARVINMERITOR, INC.	$(946)	$(788)	$(946)	$(788)
Noncontrolling Interests:
Beginning balance	$33	$50	$29	$75
Net income attributable to noncontrolling interests	4	20	11	10
Dividends declared or paid	—	(9)	(3)	(18)
Divestitures	—	(18)	—	(18)
Other adjustments	—	(17)	—	(23)
Ending balance	$37	$26	$37	$26
TOTAL DEFICIT	$(909)	$(762)	$(909)	$(762)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$1	$(144)	$21	$(1,164)
Foreign currency translation adjustments	(36)	50	(2)	(118)
Impact of sale of business	—	—	31	—
Employee benefit adjustments	—	—	—	(3)
Adjustments upon adoption of retirement benefits guidance	—	—	—	9
Unrealized gains (losses)	2	8	5	(1)
Total comprehensive income (loss)	(33)	(86)	55	(1,277)
Noncontrolling interests	(4)	(20)	(11)	(10)
Comprehensive income (loss) attributable to ArvinMeritor, Inc.	$(37)	$(106)	$44	$(1,287)

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

     In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2009. The results of operations for the nine months ended June 30, 2010, are not necessarily indicative of the results for the full year.

     The company’s fiscal year ends on the Sunday nearest September 30. The third quarter of fiscal years 2010 and 2009 ended on July 4, 2010 and June 28, 2009, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and June 30 are used consistently throughout this report to represent the fiscal year end and third quarter end, respectively.

     The company has evaluated subsequent events through August 4, 2010, the date that the consolidated financial statements were issued.

2. Shareowners’ Equity (Deficit) and Earnings per Share

     In March 2010, the company completed an equity offering of 19,952,500 common shares, par value of $1 per share, at a price of $10.50 per share. The proceeds of the offering of $200 million, net of underwriting discounts and commissions, were primarily used to repay outstanding indebtedness under the revolving credit facility and under the U.S. accounts receivable securitization program. The offering was made pursuant to a shelf registration statement filed with the Securities and Exchange Commission on November 20, 2009, which became effective December 23, 2009 (the “Shelf Registration Statement”), registering $750 million aggregate debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale.

     Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards and convertible securities, if applicable.

     A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic average common shares outstanding	93.2	72.7	81.8	72.5
Impact of restricted shares and share units	3.1	—	2.8	—
Impact of stock options	0.1	—	—	—
Diluted average common shares outstanding	96.4	72.7	84.6	72.5

     At June 30, 2010, options to purchase 1.1 million shares of common stock were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would be anti-dilutive. The potential effects of stock options and restricted shares and share units were excluded from the diluted earnings per share calculation for the three and nine months ended June 30, 2009 because their inclusion in a net loss period would reduce the net loss per share. Therefore, at June 30, 2009, options to purchase 1.9 million shares of common stock were excluded from the computation of diluted earnings per share. In addition, 1.3 million restricted shares and 2.9 million share units were also excluded from the computation of diluted earnings per share at June 30, 2009. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the company’s average stock price during the quarter is less than the conversion price.

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

     In June 2009, the FASB issued guidance on accounting for transfer of financial assets, which changes the requirements for recognizing the transfer of financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. The guidance also eliminates the concept of a “qualifying special purpose entity” when assessing transfers of financial instruments. As required, this guidance will be adopted by the company effective October 1, 2010. The company is currently evaluating the impact, if any, of the new requirements on its consolidated financial statements.

     In June 2009, the FASB issued guidance for the consolidation of variable interest entities (VIEs) to address the elimination of the concept of a qualifying special purpose entity. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the new guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. As required, this guidance will be adopted by the company effective October 1, 2010. The company is currently evaluating the impact, if any, of the new requirements on its consolidated financial statements.

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

     This guidance impacted the company’s accounting for its outstanding $300 million convertible notes issued in 2006 (the 2006 convertible notes) and $200 million convertible notes issued in 2007 (the 2007 convertible notes) (see Note 16). On October 1, 2009, the company adopted this guidance and applied its impact retrospectively to all periods presented. Upon adoption, the company recognized the estimated equity component of the convertible notes of $108 million ($69 million after tax) in additional paid-in capital. In addition, the company allocated $4 million of unamortized debt issuance costs to the equity component and recognized this amount as a reduction to additional paid-in capital. The company also recognized a discount on convertible notes of $108 million, which is being amortized as non-cash interest expense over periods of ten and twelve years for the 2006 convertible notes and 2007 convertible notes, respectively. The periods of ten and twelve years represent the expected life of the convertible notes based on the earliest period holders of the notes may redeem them. Non-cash interest expense for the amortization of the discount was $8 million, $7 million and $6 million for fiscal years 2009, 2008 and 2007, respectively. At June 30, 2010, the remaining amortization periods for the 2006 convertible notes and 2007 convertible notes were six years and nine years, respectively. Effective interest rates on the 2006 convertible notes and 2007 convertible notes were 7.0 percent and 7.7 percent, respectively.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     At June 30, 2010 and September 30, 2009, the carrying amount of the equity component recognized upon adoption was $67 million. The following table summarizes other information related to the convertible notes.

	June 30,	September 30,
	2010	2009
Components of the liability balance (in millions):
Principal amount of convertible notes	$500	$500
Unamortized discount on convertible notes	(79)	(85)
Net carrying value	$421	$415

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest costs recognized (in millions):
Contractual interest coupon	$6	$6	$16	$16
Amortization of debt discount	2	2	6	6
Total	$8	$8	$22	$22

4. Discontinued Operations

     Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales	$—	$129	$14	$427
Net gain (loss) on sale of business	$—	$(66)	$16	$(66)
Long-lived asset impairment charges	—	—	—	(56)
Charge for indemnity obligations (see Note 19)	—	(28)	—	(28)
Restructuring costs	—	(1)	—	(14)
Purchase price and other adjustments	(3)	—	(23)	5
Operating loss, net	—	(7)	—	(21)
Loss before income taxes	(3)	(102)	(7)	(180)
Provision for income taxes	(1)	(10)	2	13
Net loss	$(4)	$(112)	$(5)	$(167)
Net income attributable to noncontrolling interests	—	(18)	—	(5)
Loss from discontinued operations attributable to
ArvinMeritor, Inc.	$(4)	$(130)	$(5)	$(172)

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In conjunction with the company’s long-term strategic objective to focus on supplying the commercial vehicle on- and off-highway markets for original equipment manufacturers, aftermarket and industrial customers, the company previously announced its intent to divest the Light Vehicle Systems (LVS) business groups. As of June 30, 2010, the company has completed the following divestiture-related activities, associated with its LVS segment, all of which are included in results of discontinued operations.

     Meritor Suspension Systems Company (MSSC) – On June 24, 2009, the company entered into a binding letter of intent to sell its 57 percent interest in MSSC, a joint venture that manufactured and supplied automotive coil springs, torsion bars and stabilizer bars in North America, to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD (MSM). The sale transaction closed in October 2009. The purchase price was $13 million, which included a cash dividend of $12 million received by the company in June 2009. The remaining purchase price was received by the company at the time of closing.

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

     Gabriel Ride Control Products North America (Gabriel Ride Control) – The company’s Gabriel Ride Control business supplied motion control products, shock absorbers, struts, ministruts and corner modules, as well as other automotive parts to the passenger car, light truck and sport utility vehicle aftermarket industries. Effective as of June 28, 2009, the company substantially completed the sale of its Gabriel Ride Control business to Ride Control, LLC, a wholly owned subsidiary of OpenGate Capital, a private equity firm. The Gabriel Ride Control sale agreement contains arrangements for royalties and other items which are not expected to materially impact the company in the future.

     Gabriel de Venezuela – On June 5, 2009, the company sold its 51 percent interest in Gabriel de Venezuela to its joint venture partner. Gabriel de Venezuela, supplied shock absorbers, struts, exhaust systems and suspension modules to light vehicle industry customers, primarily in Venezuela and Colombia. In conjunction with the sale, $18 million of cash was retained by the joint venture and the company received dividends of approximately $1 million from the joint venture. The company was also released from its guarantees of approximately $11 million of letters of credit.

     The following summarizes charges associated with the divested businesses recognized during three and nine-month periods ended June 30, 2010 and 2009:

     Net gain (loss) on sale of business: In connection with the sale of the company’s interest in MSSC, the company recognized a pre-tax gain on sale of $16 million ($16 million after tax), net of estimated indemnity obligations during the first quarter of fiscal year 2010. The company provided certain indemnifications to the buyer for its share of potential obligations related to taxes, pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company’s estimated exposure under these indemnities is approximately $15 million and is included in other liabilities in the condensed consolidated balance sheet at June 30, 2010.

     In the third quarter of the prior fiscal year, the company recognized pre-tax losses of $23 million ($23 million after-tax) and $41 million ($41 million after-tax) on the sale of Gabriel de Venezuela and Gabriel Ride Control, respectively. The remaining amount of loss on sale of business in the prior year is associated with other LVS divestiture activities.

     Long-lived asset impairment charges: In the first quarter of fiscal year 2009, the company recognized $56 million ($51 million after-tax) of non-cash impairment charges associated with certain long-lived assets of businesses included in discontinued operations (see Note 12).

     Charge for indemnity obligations: In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in the third quarter of fiscal year 2009, of which approximately $6 million related to claims not reimbursed by the third party prior to its filing for bankruptcy protection, and $22 million of which related to the company’s best estimate of its future obligation under the guarantee. At June 30, 2010 and September 30, 2009, the remaining estimated liability for this matter was approximately $22 million and $28 million, respectively.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Restructuring costs: In the second quarter of fiscal year 2009, the company announced the closure of its coil spring operations in Milton, Ontario, Canada (Milton), which is part of MSSC. Costs associated with this closure were $8 million for employee severance benefits, and are included in restructuring costs in the table above. The remaining restructuring costs during the three- and nine-month periods ended June 30, 2009 were primarily related to reduction in workforce actions completed as part of fiscal year 2009 restructuring actions (see Note 6).

     Purchase price and other adjustments – These adjustments primarily relate to charges for changes in estimates for purchase price adjustments and indemnity obligations for previously sold business. Included in the purchase price and other adjustments for the nine months ended June 30, 2010 were $8 million of charges associated with the Gabriel Ride Control working capital adjustments recognized in the first quarter of fiscal year 2010. In April 2010, the company and Ride Control, LLC settled the final working capital purchase price adjustment resulting in no additional impact to the amounts already recorded.

     Net income attributable to noncontrolling interests: Noncontrolling interests represent the company’s minority partners’ share of income or loss associated with its less than 100 percent owned consolidated joint ventures. In the third quarter of fiscal year 2009, MSSC recorded a dividend payable of $9 million to the minority partner in conjunction with the signing of the binding letter of intent for the sale of ArvinMeritor’s interest in MSSC. The dividend payable was recognized by ArvinMeritor as a charge to earnings during the third quarter of fiscal year 2009 and is included in noncontrolling interests in the table above. Also included in noncontrolling interests in the third quarter of fiscal year 2009 are approximately $9 million of non-cash charges associated with the minority partner’s share of operating losses and an approximately $4 million non-cash income tax charge related to a valuation allowance recorded against deferred tax assets of MSSC that were no longer expected to be realized. The remaining amount of noncontrolling interests pertains to minority partners’ share of net income (losses).

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     A summary of the changes in the carrying value of goodwill are presented below (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	Total
Balance at September 30, 2009	$154	$109	$175	$438
Foreign currency translation	(7)	—	(8)	(15)
Balance at June 30, 2010	$147	$109	$167	$423

6. Restructuring Costs

     At June 30, 2010 and September 30, 2009, $14 million and $28 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the nine months ended June 30, 2010 and 2009 are as follows (in millions):

	Employee		Plant
	Termination	Asset	Shutdown
	Benefits	Impairment	& Other	Total
Balance at September 30, 2009	$28	$—	$—	$28
Activity during the period:
Charges to continuing operations, net of reversals	3	—	1	4
Cash payments - continuing operations	(16)	—	(1)	(17)
Other(1)	(1)	—	—	(1)
Balance at June 30, 2010	$14	$—	$—	$14

Balance at September 30, 2008	$30	$—	$—	$30
Activity during the period:
Charges to continuing operations, net of reversals	52	6	18	76
Charges to discontinued operations, net of reversals(2)	14	—	—	14
Reclassifications to liabilities of discontinued operations	(8)	—	—	(8)
Asset write-offs	—	(6)	—	(6)
Retirement plan curtailment charges	—	—	(16)	(16)
Cash payments - continuing operations	(42)	—	—	(42)
Other (1)	(14)	—	—	(14)
Balance at June 30, 2009	$32	$—	$2	$34

(1)	Includes $1 million and $13 million of payments in the nine months ended June 30, 2010 and 2009, respectively, associated with discontinued operations.

(2)	Charges to discontinued operations are included in loss from discontinued operations in the consolidated statement of operations.

     Restructuring costs by business segment during the nine months ended June 30, 2010 and 2009 are as follows (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	LVS	Total (1)
Nine months ended June 30, 2010:
Performance Plus actions	$1	$—	$—	$1	$2
Fiscal year 2010 LVS actions	—	—	—	2	2
Total restructuring costs	$1	$—	$—	$3	$4

Nine months ended June 30, 2009:
Performance Plus actions	$30	$—	$—	$4	$34
Fiscal year 2009 actions (reduction in workforce)	18	3	1	16	38
Total restructuring costs	$48	$3	$1	$20	$72

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)
There were no corporate restructuring costs in the nine months ended June 30, 2010. In the nine months ended June 30, 2009 there were $4 million of corporate restructuring costs, primarily related to employee termination benefits.

     Fiscal Year 2010 LVS Actions: Fiscal Year 2010 Actions are primarily related to employee termination benefits, including those associated with the wind down of certain LVS Chassis businesses. Additional costs expected to be incurred for programs under these actions are not expected to be significant.

     Fiscal Year 2009 Actions: During the first quarter of fiscal year 2009, the company approved certain restructuring actions in response to a significant decline in global market conditions. These actions primarily related to the reduction of approximately 1,500 salaried, hourly and temporary positions worldwide. The company recorded restructuring costs of $42 million associated with these actions in the first nine months of fiscal year 2009. As of June 30, 2010, cumulative costs, net of adjustments, incurred for Fiscal Year 2009 Actions are $44 million, primarily in the company’s Commercial Truck and LVS segments. All of these costs were incurred in fiscal year 2009.

     Performance Plus: During fiscal year 2007, the company launched a long-term profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. Cumulative restructuring costs recorded for this program, including amounts reported in discontinued operations, are $142 million as of June 30, 2010 and primarily relate to employee termination costs of $82 million. Remaining costs of this restructuring program are estimated to be approximately $60 million and will be incurred over the next several years as anticipated actions are implemented.

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In the first nine months of fiscal year 2010, the company recorded approximately $16 million of net favorable tax items discrete to this period. These discrete items related to the reversal of a valuation allowance of $8 million and other net favorable adjustments of $8 million, primarily related to reducing certain liabilities for uncertain tax positions during the period. The reduction in these liabilities is primarily attributable to the expiration of the statute of limitations in certain jurisdictions and management’s evaluation of new information that became available during the period. These discrete items decreased the company’s effective tax rate for the nine months ended June 30, 2010.

     For the first nine months of fiscal year 2010, the company had approximately $149 million of net pre-tax losses in tax jurisdictions that have established valuation allowances. Tax benefits arising from these jurisdictions resulted in increasing the valuation allowance, rather than reducing income tax expense.

8. Accounts Receivable Securitization and Factoring

     Off-balance sheet arrangements

     The company participates in an arrangement to sell trade receivables through certain of its European subsidiaries. Under the arrangement, the company can sell, at any point in time, up to €90 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the company’s consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. Costs associated with this securitization arrangement were $1 million and $3 million in the nine months ended June 30, 2010 and 2009, respectively, and are included in operating income (loss) in the consolidated statement of operations. The gross amount of proceeds received from the sale of receivables under this arrangement was $249 million and $250 million for the nine months ended June 30, 2010 and 2009, respectively. The company’s retained interest in receivables sold was $3 million and $6 million at June 30, 2010 and September 30, 2009, respectively. The company had utilized, net of retained interests, €66 million ($83 million) and €38 million ($56 million) of this accounts receivable securitization facility as of June 30, 2010 and September 30, 2009, respectively.

     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $72 million and $37 million at June 30, 2010 and September 30, 2009, respectively. Costs associated with these factoring arrangements were $2 million and $4 million in the nine months ended June 30, 2010 and 2009, respectively, and are included in operating income (loss) in the consolidated statement of operations.

     On-balance sheet arrangements

     Since 2005 the company participated in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. In September 2009, in anticipation of the expiration of the existing facility, the company entered into a new, two year $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by GMAC Commercial Finance LLC and expires in September 2011. Under this program, the company sells substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. The maximum borrowing capacity under this program is $125 million. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At June 30, 2010 no amount was outstanding under this program. At September 30, 2009, $83 million was outstanding under this program. This program does not have specific financial covenants, however, it does have a cross-default provision to the company’s revolving credit facility agreement.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Operating Cash Flow

     The reconciliation of net income (loss) to cash flows provided by (used for) operating activities is as follows (in millions):

	Nine Months Ended
	June 30,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$21	$(1,164)
Less: loss from discontinued operations, net of tax	(5)	(167)
Income (loss) from continuing operations	26	(997)
Adjustments to income (loss) from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	57	60
Asset impairment charges	—	223
Restructuring costs, net of payments	(13)	34
Deferred income tax expense (benefit)	(3)	609
Equity in earnings of affiliates, net of dividends	(25)	10
Loss on debt extinguishment	13	—
Other adjustments to income (loss) from continuing operations	5	7
Pension and retiree medical expense	71	57
Pension and retiree medical contributions and settlements	(69)	(78)
Interest proceeds on note receivable	12	—
Changes in off-balance sheet receivable securitization and factoring	62	(260)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign
currency adjustments and discontinued operations	19	30
Operating cash flows provided by (used for) continuing operations	155	(305)
Operating cash flows used for discontinued operations	(16)	(36)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$139	$(341)

10. Inventories

     Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	June 30,	September 30,
	2010	2009
Finished goods	$156	$149
Work in process	60	54
Raw materials, parts and supplies	197	171
Total	$413	$374

11. Other Current Assets

     Other current assets are summarized as follows (in millions):

	June 30,	September 30,
	2010	2009
Customer reimbursable tooling and engineering	$28	$30
Current deferred income tax assets, net	27	19
Prepaid income taxes	21	20
Asbestos-related recoveries (see Note 19)	8	8
Deposits and collateral	13	7
Prepaid and other	19	13
Other current assets	$116	$97

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

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	LVS	Total
Land and buildings	$5	$—	$—	$34	$39
Other (primarily machinery and equipment)	3	—	—	105	108
Total assets impaired (1)	$8	$—	$—	$139	$147

(1)	The company also recognized $6 million of non-cash impairment charges associated with certain corporate long-lived assets.

     Net property at June 30, 2010 and September 30, 2009 is summarized as follows (in millions):

	June 30, 2010	September 30, 2009
Property at cost:
Land and land improvements	$42	$46
Buildings	237	254
Machinery and equipment	868	913
Company-owned tooling	158	163
Construction in progress	70	38
Total	1,375	1,414
Less accumulated depreciation	(961)	(969)
Net Property	$414	$445

13. Other Assets

     Other assets are summarized as follows (in millions):

	June 30,	September 30,
	2010	2009
Investments in non-consolidated joint ventures	$151	$125
Asbestos-related recoveries (see Note 19)	47	47
Non-current deferred income tax assets, net	39	27
Unamortized debt issuance costs	34	24
Capitalized software costs, net	17	21
Note receivable due from EMCON, net of discount	—	16
Assets for uncertain tax positions	9	11
Prepaid pension costs	23	9
Other	34	26
Other assets	$354	$306

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

14. Other Current Liabilities

     Other current liabilities are summarized as follows (in millions):

	June 30,	September 30,
	2010	2009
Compensation and benefits	$196	$144
Product warranties	50	58
Taxes other than income taxes	46	44
Restructuring (see Note 6)	14	28
Income taxes	34	18
Asbestos-related liabilities (see Note 19)	16	16
Other	119	103
Other current liabilities	$475	$411

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

     A summary of the changes in product warranties is as follows (in millions):

	Nine Months Ended
	June 30,
	2010	2009
Total product warranties – beginning of period	$109	$102
Accruals for product warranties	20	34
Payments	(25)	(32)
Foreign currency translation	(7)	(4)
Change in estimates and other	1	(12)
Total product warranties – end of period	98	88
Less: Non-current product warranties (see Note 15)	(48)	(50)
Product warranties – current	$50	$38

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Other Liabilities

     Other liabilities are summarized as follows (in millions):

	June 30,	September 30,
	2010	2009
Asbestos-related liabilities (see Note 19)	$61	$61
Non-current deferred income tax liabilities (see Note 7)	87	73
Liabilities for uncertain tax positions (see Note 7)	47	64
Product warranties (see Note 14)	48	51
Indemnity obligations	33	19
Other	48	42
Other liabilities	$324	$310

16. Long-Term Debt

     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	June 30,	September 30,
	2010	2009
8-3/4 percent notes due 2012	$84	$276
8-1/8 percent notes due 2015	250	251
10-5/8 percent notes due 2018	245	—
4.625 percent convertible notes due 2026(1)	300	300
4.0 percent convertible notes due 2027(1)	200	200
Revolving credit facility	—	28
Accounts receivable securitization (see Note 8)	—	83
Lines of credit and other	1	16
Fair value of interest rate swap	6	—
Unamortized gain on swap unwind	12	23
Unamortized discount on convertible notes (see Note 3)	(79)	(85)
Subtotal	1,019	1,092
Less: current maturities	—	(97)
Long-term debt	$1,019	$995

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

     On March 23, 2010, the company completed the debt tender offer for its 8-3/4 percent notes due March 1, 2012. The notes were repurchased at 109.75 percent of their principal amount. The repurchase of $175 million of 8-3/4 percent notes was accounted for as an extinguishment of debt and, accordingly, the company recognized a net loss on debt extinguishment of approximately $13 million, which is included in interest expense, net in the consolidated statement of operations. The loss on debt extinguishment primarily relates to the $17 million paid in excess of par to repurchase the $175 million of 8-3/4 percent notes, partially offset by a $6 million gain associated with the acceleration of previously deferred unamortized interest rate swap gains associated with the 8-3/4 percent notes.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     On June 15, 2010, the company purchased in the open market $17 million of its 8-3/4 percent notes due March 1, 2012. The notes were repurchased at 104.875 percent of their principal amount. On June 17, 2010, the company purchased in the open market $1 million of its 8-1/8 percent notes due September 15, 2015. The notes were repurchased at 94.000 percent of their principal amount.

   Revolving Credit Facility

     On February 5, 2010 the company signed an agreement to amend and extend its revolving credit facility, which became effective February 26, 2010. Pursuant to the revolving credit facility as amended, the company has a $539 million revolving credit facility (excluding approximately $28 million of commitments that are currently unavailable due to the bankruptcy of Lehman Brothers in 2008), $143 million of which matures in June 2011 for banks electing not to extend their original commitments (non-extending banks) and the other $396 million matures in January 2014 for banks electing to extend their commitments (extending banks). Availability under the revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis and under the most recent collateral test, the full amount of the revolving credit facility was available for borrowing at June 30, 2010. Availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. securitization program, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of (i) no greater than 2.75 to 1 on the last day of the fiscal quarter commencing with the fiscal quarter ended March 31, 2010 through and including the fiscal quarter ended June 30, 2010 and (ii) 2.50 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2010 through and including the fiscal quarter ended June 30, 2011 and (iii) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012 and (iv) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity. At June 30, 2010, the company was in compliance with all covenants under its credit agreement with a ratio of approximately 0.11x for the priority debt-to-EBITDA covenant.

     The revolving credit facility includes a $100 million limit on the issuance of letters of credit. At June 30, 2010, and September 30, 2009, approximately $26 million and $27 million of letters of credit were issued, respectively. The company had an additional $4 and $5 million outstanding at June 30, 2010 and September 30, 2009, respectively, on letters of credit available through other facilities.

     Borrowings under the revolving credit facility are collateralized by approximately $606 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facility. At June 30, 2010, the margin over the LIBOR rate was 275 basis points for the $143 million available under the facility from non-extending banks, and the commitment fee was 50 basis points. At June 30, 2010, the margin over LIBOR rate was 500 basis points for the $396 million available under the revolving credit facility from extending banks, and the commitment fee was 75 basis points.

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

   Accounts Receivable Securitization

     Since 2005 the company participated in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs (see Note 8). In September 2009, in anticipation of the expiration of the existing facility, the company entered into a new, two year $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by GMAC Commercial Finance LLC and expires in September 2011. The weighted average interest rate on borrowings under this arrangement was approximately 7.50 percent at June 30, 2010. At June 30, 2010, no amount was outstanding under this program. At September 30, 2009, $83 million was outstanding under this program. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by eligible receivables purchased and held by ARC. This program does not have specific financial covenants; however, it does have a cross-default provision to the company’s revolving credit facility agreement.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

   Interest Rate Swap Agreement

     In March 2010, the company entered into an interest rate swap agreement that effectively converted $125 million of the company’s 8-1/8 percent notes due 2015 to variable interest rates. The fair value of the swap was an asset of $6 million at June 30, 2010. The terms of the interest rate swap agreement require the company to place cash on deposit as collateral if the fair value of the interest rate swap represents a liability for the company at any time. The swap has been designated as a fair value hedge and the impact of the changes in its fair values is offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreement, the company receives a fixed rate of interest of 8-1/8 percent on notional amounts of $125 million and pays a variable rate based on U.S. dollar six-month LIBOR plus a spread of 4.61 percent. The payments under the swap agreement coincide with the interest payment dates on the hedged debt instrument, and the difference between the amounts paid and received is included in interest expense, net.

     The company classifies the cash flows associated with its interest rate swaps in cash flows from operating activities in its consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

     In July 2010, the company terminated the interest rate swap agreement and received proceeds from the termination of approximately $6 million. The unamortized fair value adjustment of the notes associated with this swap is classified as long-term debt in the consolidated balance sheet and will be amortized to earnings as a reduction of interest expense over the remaining term of the debt.

   Interest Rate Cap Agreement

     In March 2010, the company entered into an interest rate cap agreement which limits its maximum exposure on the variable interest rate swap to 7.515 percent over the variable rate spread. The cap instrument does not qualify for hedge accounting; therefore, the impact of the changes in its fair value is being recorded in the consolidated statement of operations. The fair value of the cap instrument was not significant at June 30, 2010. In July 2010, the company terminated the interest rate cap agreement.

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

     Under this program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the consolidated balance sheet and is recognized in operating income when the underlying forecasted transaction impacts earnings. The terms of the foreign exchange contracts require the company to place cash on deposit as collateral if the fair value of these contracts represents a liability for the company at any time. The fair values of the foreign exchange derivative instruments and any related collateral cash deposits are presented on a net basis as the derivative contracts are subject to master netting arrangements.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The company’s foreign exchange contracts generally mature within twelve months. At June 30, 2010 and September 30, 2009, the company had outstanding contracts with notional amounts of $38 million and $89 million, respectively. These notional values consist primarily of contracts for the European euro, Australian dollar and Swedish krona, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates.

     At June 30, 2010 and September 30, 2009, there was a gain of $1 million and a loss of $2 million recorded in AOCL, respectively. The company expects to reclassify this amount from AOCL to operating income during the next three months as the forecasted hedged transactions are recognized in earnings.

     The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

   Fair Value

     Fair values of financial instruments are summarized as follows (in millions):

	June 30,		September 30,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$289	$289	$95	$95
Foreign exchange contracts – asset (liability)	1	1	(3)	(3)
Interest rate swap asset	6	6	—	—
Short-term debt	—	—	97	97
Long-term debt	1,019	1,005	995	885

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

18. Retirement Benefit Liabilities

     Retirement benefit liabilities consisted of the following (in millions):

	June 30,	September 30,
	2010	2009
Retiree medical liability	$601	$590
Pension liability	498	506
Other	29	39
Subtotal	1,128	1,135
Less: current portion (included in compensation and benefits)	(58)	(58)
Retirement benefit liabilities	$1,070	$1,077

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended June 30 are as follows:

	2010		2009
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$4	$—	$3	$—
Interest cost	24	8	22	8
Assumed return on plan assets	(29)	—	(25)	—
Amortization of prior service costs	—	(2)	1	(2)
Recognized actuarial loss	10	8	4	6
Total expense	$9	$14	$5	$12

     The components of net periodic pension and retiree medical expense included in continuing operations for the nine months ended June 30 are as follows:

	2010		2009
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$12	$1	$13	$—
Interest cost	72	23	74	26
Assumed return on plan assets	(85)	—	(84)	—
Amortization of prior service costs	—	(7)	2	(6)
Recognized actuarial loss	29	26	13	19
Total expense	$28	$43	$18	$39

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

     On February 24, 2009 the company announced the closure of its commercial truck brakes plant in Tilbury, Ontario, Canada. All salaried and hourly employees at this facility participated in both a salaried or hourly pension plan and a retiree medical plan. The announced closure of this facility triggered plan curtailments requiring remeasurement of each plan. The measurement date of these valuations was February 28, 2009. The FASB’s retirement benefits guidance requires a plan curtailment loss to be recognized in earnings when it is probable a curtailment will occur and the effects are reasonably estimable. The company recognized plan curtailment losses of approximately $16 million, including pension termination benefits of approximately $14 million required to be paid under the terms of the plans and $2 million of retiree medical benefits. The charges were recorded in restructuring costs (see Note 6) in the consolidated statement of operations.

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The company has been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at June 30, 2010 to be approximately $20 million, of which $3 million is recorded as a liability.

     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at June 30, 2010 to be approximately $37 million, of which $16 million is recorded as a liability.

     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of five-percent and is approximately $7 million at June 30, 2010. The undiscounted estimate of these costs is approximately $11 million.

     Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2009	$2	$15	$17
Changes in cost estimates	1	5	6
Payments and other	—	(4)	(4)
Balance at June 30, 2010	$3	$16	$19

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

   Asbestos

     Maremont Corporation (“Maremont”), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 26,000 pending asbestos-related claims at June 30, 2010 and September 30, 2009. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2010	September 30, 2009
Asbestos-related reserves for pending and future claims	$61	$61
Asbestos-related insurance recoveries	43	43

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
     Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $43 million as of June 30, 2010 and September 30, 2009. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     Rockwell International (Rockwell) — ArvinMeritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred to the company at the time of the spin-off of the automotive business to Meritor from Rockwell in 1997. Currently there are thousands of claimants in lawsuits that name the company, together with many other companies, as defendants. However, the company does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liabilities. A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will likely never identify any of Rockwell’s products. For those claimants who do show that they worked with Rockwell’s products, management, nevertheless, believes it has meritorious defenses, in substantial part due to the integrity of the products involved and the lack of any impairing medical condition on the part of many claimants. The company defends these cases vigorously. Historically, ArvinMeritor has been dismissed from the vast majority of similar claims filed in the past with no payment to claimants.

     The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. The company has recorded a $16 million liability for defense and indemnity costs associated with these claims at both June 30, 2010 and September 30, 2009. The accrual estimates are based on historical data and certain assumptions with respect to events that may occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process.

     Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. Accordingly, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $12 million at June 30, 2010 and September 30, 2009. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

   Indemnifications

     The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration. The company’s maximum obligations under these indemnifications, other than those discussed in Note 4, cannot be reasonably estimated. Except for the indemnifications discussed in Note 4, the company is not aware of any claims or other information that would give rise to material payments under such indemnifications.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other

     On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. On May 25, 2010, the Office of the Attorney General for the State of Washington informed the company that it also was investigating the allegations raised in these suits. The company intends to vigorously defend the claims raised in all of these actions. The company is unable to estimate a range of exposure, if any, at this time.

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The company refers to its three segments other than LVS as, collectively, its “Core Business”. All prior period amounts have been recast to reflect the revised reporting segments.

     The company measures segment operating performance based on net income (loss) from continuing operations attributable to ArvinMeritor, Inc. before interest, taxes, depreciation and amortization, loss on sale of receivables, restructuring expenses and asset impairment charges (Segment EBITDA). The company uses Segment EBITDA as the primary basis for the CODM to evaluate the performance of each of the company’s reportable segments. In the second quarter of fiscal year 2010, the company changed its definition of Segment EBITDA to additionally exclude restructuring expenses and asset impairment charges. This change is consistent with how the CODM currently measures segment performance. All prior period amounts have been recast to reflect this change.

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

     Segment information is summarized as follows (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	LVS	Eliminations	Total
Three months ended June 30, 2010:
External Sales	$467	$244	$255	$309	$—	$1,275
Intersegment Sales	55	13	2	—	(70)	—
Total Sales	$522	$257	$257	$309	$(70)	$1,275

Three months ended June 30, 2009:
External Sales	$247	$206	$230	$259	$—	$942
Intersegment Sales	50	23	1	—	(74)	—
Total Sales	$297	$229	$231	$259	$(74)	$942

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	LVS	Eliminations	Total
Nine months ended June 30, 2010:
External Sales	$1,241	$682	$711	$994	$—	$3,628
Intersegment Sales	172	49	6	—	(227)	—
Total Sales	$1,413	$731	$717	$994	$(227)	$3,628

Nine months ended June 30, 2009:
External Sales	$1,076	$571	$731	$746	$—	$3,124
Intersegment Sales	165	96	4	—	(265)	—
Total Sales	$1,241	$667	$735	$746	$(265)	$3,124

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Segment EBITDA:
Commercial Truck	$25	$(20)	$52	$(39)
Industrial	21	37	70	102
Aftermarket & Trailer	20	18	54	71
Light Vehicle Systems	15	(6)	31	(53)
Segment EBITDA	81	29	207	81
Unallocated legacy and corporate costs (1)	(5)	(1)	(11)	(5)
Loss on sale of receivables	(1)	(1)	(3)	(7)
Depreciation and amortization	(19)	(19)	(57)	(60)
Interest expense, net	(27)	(24)	(81)	(71)
Restructuring costs	(2)	(6)	(4)	(76)
Asset impairment charges (2)	—	—	—	(223)
LVS separation costs (3)	—	(1)	—	(9)
Benefit (provision) for income taxes	(26)	(11)	(36)	(632)
Income (loss) from continuing operations
attributable to ArvinMeritor, Inc.	$1	$(34)	$15	$(1,002)

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

21. Subsequent Events

     On August 3, 2010, the company entered into an agreement to sell its Body Systems business to an affiliate of Inteva Products, LLC, a wholly owned subsidiary of The Renco Group, Inc., a New York company. The transaction is subject to regulatory approvals and other customary closing conditions. The purchase price is approximately $35 million, including $20 million in cash at closing and a promissory note for $15 million and excluding potential adjustments for items such as working capital fluctuations. Upon signing, $10 million of the purchase price was placed in escrow pending closing of the sale process. The company’s goal is to complete the sale by the end of calendar year 2010, subject to receiving regulatory approval and other pre-closing matters. The Body Systems business is expected to be presented in discontinued operations in the company’s consolidated financial statements at September 30, 2010.

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

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$376	$899	$—	$1,275
Subsidiaries	—	32	20	(52)	—
Total sales	—	408	919	(52)	1,275
Cost of sales	(19)	(355)	(808)	52	(1,130)
GROSS MARGIN	(19)	53	111	—	145
Selling, general and administrative	(37)	(24)	(33)	—	(94)
Restructuring costs	—	1	(3)		(2)
Other operating expense	(2)	—	(4)	—	(6)
OPERATING INCOME (LOSS)	(58)	30	71	—	43
Equity in earnings of affiliates	—	6	8	—	14
Other income (expense), net	18	(11)	(6)	—	1
Interest income (expense), net	(37)	17	(7)	—	(27)
INCOME (LOSS) BEFORE INCOME TAXES	(77)	42	66	—	31
Benefit (provision) for income taxes	—	—	(26)	—	(26)
Equity income from continuing operations of subsidiaries	78	35	—	(113)	—
INCOME FROM CONTINUING OPERATIONS	1	77	40	(113)	5
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(4)	$(2)	$(2)	$4	$(4)
Net income	(3)	75	38	(109)	1
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)

NET INCOME (LOSS) ATTRIBUTABLE TO ARVINMERITOR, INC.	$(3)	$75	$34	$(109)	$(3)

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended June 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$373	$569	$—	$942
Subsidiaries	—	23	39	(62)	—
Total sales	—	396	608	(62)	942
Cost of sales	(9)	(342)	(584)	62	(873)
GROSS MARGIN	(9)	54	24	—	69
Selling, general and administrative	(19)	(18)	(30)	—	(67)
Restructuring costs	—	(3)	(3)	—	(6)
Other operating income (expense)	(2)	2	—	—	—
OPERATING INCOME (LOSS)	(30)	35	(9)	—	(4)
Equity in earnings of affiliates	—	4	3	—	7
Other income (expense), net	21	(7)	(14)	—	—
Interest income (expense), net	(27)	10	(7)	—	(24)
INCOME (LOSS) BEFORE INCOME TAXES	(36)	42	(27)	—	(21)
Benefit (provision) for income taxes	(1)	(3)	(7)	—	(11)
Equity income (loss) from continuing operations of subsidiaries	2	(41)	—	39	—
LOSS FROM CONTINUING OPERATIONS	(35)	(2)	(34)	39	(32)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net
of tax	(129)	(98)	(157)	272	(112)
Net loss	(164)	(100)	(191)	311	(144)
Less: Net income attributable to noncontrolling interests	—	—	(20)	—	(20)

NET LOSS ATTRIBUTABLE TO ARVINMERITOR, INC.	$(164)	$(100)	$(211)	$311	$(164)

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Nine Months Ended June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$1,161	$2,467	$—	$3,628
Subsidiaries	—	87	55	(142)	—
Total sales	—	1,248	2,522	(142)	3,628
Cost of sales	(50)	(1,087)	(2,249)	142	(3,244)
GROSS MARGIN	(50)	161	273	—	384
Selling, general and administrative	(98)	(79)	(91)	—	(268)
Restructuring costs	—	—	(4)	—	(4)
Other operating expense	(2)	—	(4)	—	(6)
OPERATING INCOME (LOSS)	(150)	82	174	—	106
Equity in earnings of affiliates	—	15	20	—	35
Other income (expense), net	42	(24)	(16)	—	2
Interest income (expense), net	(116)	50	(15)	—	(81)
INCOME (LOSS) BEFORE INCOME TAXES	(224)	123	163	—	62
Provision for income taxes	—	(7)	(29)	—	(36)
Equity income from continuing operations of subsidiaries	239	122	—	(361)	—
INCOME FROM CONTINUING OPERATIONS	15	238	134	(361)	26
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net
of tax	(5)	2	10	(12)	(5)
Net income	10	240	144	(373)	21
Less: Net income attributable to noncontrolling interests	—	—	(11)	—	(11)

NET INCOME ATTRIBUTABLE TO ARVINMERITOR, INC.	$10	$240	$133	$(373)	$10

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Nine Months Ended June 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$1,305	$1,819	$—	$3,124
Subsidiaries	—	68	81	(149)	—
Total sales	—	1,373	1,900	(149)	3,124
Cost of sales	(26)	(1,179)	(1,847)	149	(2,903)
GROSS MARGIN	(26)	194	53	—	221
Selling, general and administrative	(56)	(71)	(96)	—	(223)
Restructuring costs	(4)	(18)	(54)	—	(76)
Asset impairment charges	(6)	(111)	(106)	—	(223)
Other operating income (expense)	(3)	1	1	—	(1)
OPERATING LOSS	(95)	(5)	(202)	—	(302)
Equity in earnings of affiliates	—	1	7	—	8
Other income (expense), net	44	25	(69)	—	—
Interest income (expense), net	(81)	35	(25)	—	(71)
INCOME (LOSS) BEFORE INCOME TAXES	(132)	56	(289)	—	(365)
Provision for income taxes	(440)	(123)	(69)	—	(632)
Equity loss from continuing operations of subsidiaries	(430)	(394)	—	824	—
LOSS FROM CONTINUING OPERATIONS	(1,002)	(461)	(358)	824	(997)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(172)	$(149)	$(193)	$347	$(167)
Net loss	(1,174)	(610)	(551)	1,171	(1,164)
Less: Net loss attributable to noncontrolling interests	—	—	(10)	—	(10)
NET LOSS ATTRIBUTABLE TO ARVINMERITOR, INC.	$(1,174)	$(610)	$(561)	$1,171	$(1,174)

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$43	$4	$242	$—	$289
Receivables, net	1	5	802	—	808
Inventories	—	140	273	—	413
Other current assets	16	13	87	—	116
TOTAL CURRENT ASSETS	60	162	1,404	—	1,626
NET PROPERTY	9	125	280	—	414
GOODWILL	—	275	148	—	423
OTHER ASSETS	45	140	169	—	354
INVESTMENTS IN SUBSIDIARIES	951	220	—	(1,171)	—
TOTAL ASSETS	$1,065	$922	$2,001	$(1,171)	$2,817

CURRENT LIABILITIES
Short-term debt	$—	$—	$—	$—	$—
Accounts payable	24	197	617	—	838
Other current liabilities	148	86	241	—	475
TOTAL CURRENT LIABILITIES	172	283	858	—	1,313
LONG-TERM DEBT	1,019	—	—	—	1,019
RETIREMENT BENEFITS	867	—	203	—	1,070
INTERCOMPANY PAYABLE (RECEIVABLE)	(122)	(395)	517	—	—
OTHER LIABILITIES	75	139	110	—	324
EQUITY (DEFICIT) ATTRIBUTABLE TO
ARVINMERITOR, INC.	(946)	895	276	(1,171)	(946)
NONCONTROLLING INTERESTS	—	—	37	—	37
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,065	$922	$2,001	$(1,171)	$2,817

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

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Nine Months Ended June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$(51)	$9	$181	$—	$139

INVESTING ACTIVITIES
Capital expenditures	(1)	(15)	(40)	—	(56)
Other investing activities	—	—	5	—	5
Net cash flows provided by discontinued operations	—	4	12	—	16
CASH USED FOR INVESTING ACTIVITIES	(1)	(11)	(23)	—	(35)

FINANCING ACTIVITIES
Payments on revolving credit facility, net	(28)	—	—	—	(28)
Payments on account receivable securitization program	—	—	(83)	—	(83)
Debt issuance	245	—	—	—	245
Proceeds from stock issuance	209	—	—	—	209
Issuance and debt extinguishment costs	(45)	—	—	—	(45)
Repayment of notes	(193)	—	—	—	(193)
Payments on lines of credit and other, net	—	—	(14)	—	(14)
Intercompany advances	(99)	—	99	—	—
Other financing activities	(1)	—	—		(1)
CASH PROVIDED BY FINANCING ACTIVITIES	88	—	2	—	90

EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	—	—	—	—

CHANGE IN CASH AND CASH EQUIVALENTS	36	(2)	160	—	194

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	7	6	82	—	95
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$43	$4	$242	$—	$289

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Nine Months Ended June 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$(57)	$11	$(295)	$—	$(341)

INVESTING ACTIVITIES
Capital expenditures	(1)	(32)	(61)	—	(94)
Other investing activities	6	—	3	—	9
Net cash flows used by discontinued operations	—	—	(34)	—	(34)
CASH PROVIDED BY (USED FOR) INVESTING
ACTIVITIES	5	(32)	(92)	—	(119)

FINANCING ACTIVITIES
Borrowings on revolving credit facility, net	181	—	—	—	181
Payments on account receivable securitization program	—	—	(33)	—	(33)
Repayment of notes	(83)	—	—	—	(83)
Payments on lines of credit and other, net	—	—	(8)	—	(8)
Intercompany advances	(204)	—	204	—	—
Cash dividends	(8)	—	—	—	(8)
Net financing cash flows provided by discontinued
operations	—	—	8	—	8
CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES	(114)	—	171	—	57

EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	—	(18)	—	(18)

CHANGE IN CASH AND CASH EQUIVALENTS	(166)	(21)	(234)	—	(421)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	174	24	299	—	497
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$8	$3	$65	$—	$76

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

   LVS Divestiture Update

     In conjunction with our long-term strategic objective to focus on supplying the commercial vehicle on- and off-highway markets for original equipment manufacturers, aftermarket and industrial customers, we previously announced our intent to divest the LVS business groups. At June 30, 2010, the LVS business segment consists primarily of our Body Systems’ business. It is our intent to divest our Body Systems business in the most economically advantageous way possible. Following a strategic evaluation of available options to divest this business, we began a process for the sale of the entire business and are currently actively pursuing that strategy. On August 3, 2010, we entered into an agreement to sell our Body Systems business to an affiliate of Inteva Products, LLC, a wholly owned subsidiary of The Renco Group, Inc., a New York company. The transaction is subject to regulatory approvals and other customary closing conditions. The purchase price is approximately $35 million, including $20 million in cash at closing and a promissory note for $15 million and excluding potential adjustments for items such as working capital fluctuations. Upon signing, $10 million of the purchase price was placed in escrow pending closing of the sale process. Our goal is to complete the sale by the end of calendar year 2010, subject to receiving regulatory approval and other pre-closing matters.

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

   Fiscal year 2010 Financing Transactions

     In the second quarter of fiscal year 2010, we completed various financing transactions (as described below), which significantly changed our capital structure and improved our liquidity. We believe these transactions will provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations. The improved liquidity provided by these transactions is also expected to position us well as markets continue to recover.

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

     In March 2010, we completed an equity offering of 19,952,500 common shares, par value of $1 per share, at a price of $10.50 per share. The proceeds of the offering, net of underwriting discounts and commissions, were $200 million. Also in March 2010, we completed a public offering of debt securities consisting of $250 million of face value 8-year fixed rate 10-5/8 percent notes due March 15, 2018. The notes were issued at a discounted price of 98.024 percent of their principal amount. The proceeds from the sale of the notes, net of discount, were $245 million. The net proceeds of the debt and stock were primarily used to repurchase $175 million of our $276 million outstanding 8-3/4 percent notes due in 2012, and to repay amounts outstanding under our revolving credit facility and our U.S. accounts receivable securitization program. These offerings were made pursuant to a shelf registration statement filed with the Securities and Exchange Commission on November 20, 2009, which became effective December 23, 2009 (the “Shelf Registration Statement”), registering $750 million aggregate debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale.

     In June 2010, we purchased in the open market an additional $17 million of our outstanding 8-3/4 percent notes due in 2012. The notes were repurchased at 104.875 percent of their principal amount. Also in June 2010, we purchased $1 million of our 8-1/8 percent notes due in 2015. The notes were repurchased at 94.000 percent of their principal amount. We may continue to selectively purchase and retire outstanding notes as market conditions and our cash position support such actions.

ARVINMERITOR, INC.

3rd Quarter Fiscal year 2010 Results

     Fiscal year 2009 was extremely difficult for us and the industries in which we participate, with sharp declines in production and sales volumes. Although we are now seeing varying levels of improvement from fiscal year 2009 low points, we expect production volumes in North America and Europe, our largest markets, to continue at reduced levels in the near term with gradual recovery to historical norms. Production volumes in South America and Asia-Pacific markets have generally returned to historically strong levels. We responded to the weakness in global business conditions in fiscal year 2009 by aggressively lowering our ‘break-even’ point through comprehensive restructuring and cost-reduction initiatives and focused on improving cash flow by maintaining tight controls on global inventory, pursuing working capital improvements, reducing capital spending and significantly reducing discretionary spending. We believe the lower cost base that we have established through our disciplined approach to cost reductions should improve our ability to convert incremental sales to profitable returns as the markets we supply continue to recover.

     Our financial results for the quarter ended June 30, 2010 as compared to our third quarter of fiscal year 2009 were significantly improved. Net loss for the quarter ended June 30, 2010 was $3 million compared to a loss of $164 million in the same period in fiscal year 2009. Adjusted EBITDA for the three months ended June 30, 2010 was $76 million compared to $28 million in the three months ended June 30, 2009. The significantly improved Adjusted EBITDA performance is primarily due to the increase in sales as compared to our third quarter of fiscal year 2009, and, to a lesser extent, the cost reductions implemented in fiscal year 2009. Income from continuing operations in the third quarter of fiscal year 2010 was $1 million, or $0.01 per diluted share, compared to a loss of $34 million, or $0.47 per diluted share, in the prior year’s third fiscal quarter. The increase in income is primarily attributable to the reasons discussed above and relatively lower restructuring costs. In the prior year’s third fiscal quarter, we incurred $6 million of restructuring costs related to cost reduction actions implemented to offset the steep decline in 2009 production volumes.

     The following table reflects estimated commercial vehicle and automotive production volumes for selected original equipment (OE) markets for the third quarter ended June 30, 2010 and 2009 based on available sources and management’s estimates.

	Three Months Ended June 30,		Unit	Percent
	2010	2009	Change	Change
Commercial Vehicles (in thousands)
North America, Heavy- and Medium-Duty Trucks	51.0	41.3	9.7	23%
North America, Trailers	28.2	19.9	8.3	42%
Europe, Heavy- and Medium-Duty Trucks	79.1	38.4	40.7	106%
South America, Heavy- and Medium-Duty Trucks	47.9	27.2	20.7	76%

Light Vehicles (in millions)
North America	3.0	1.8	1.2	67%
Europe	4.5	4.2	0.3	7%

   Trends and Uncertainties

     Although the production volumes have increased in the third quarter of fiscal year 2010 compared to the prior year, in certain markets, mainly North American and European, they are still below historically normal levels.

     Revenues in our Industrial segment during the third quarter of fiscal year 2010 reflect reduced production for certain military programs versus prior quarters of fiscal year 2010 as well as fiscal year 2009. These reductions had a negative impact on our Industrial segment profitability. We expect this trend to continue in the near term due to the production changeover of certain ongoing military programs that have been profitable for us in the past. In addition, we expect volumes of selected long-term military contracts to return to more normalized volume levels from the record production volumes of the past few years. If government defense spending decreases on selected programs or we are unable to secure new military contracts, it could have a longer term negative impact on our Industrial segment.

ARVINMERITOR, INC.

     Our business continues to address a number of other challenging industry-wide issues including the following:
  Weakened financial condition of original equipment manufacturers and suppliers;

  Disruptions in the financial markets and its impact on the availability and cost of credit;

  Excess capacity;

  Consolidation and globalization of OEMs and their suppliers;

  Higher energy and transportation costs;

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

  Our ability to successfully complete the sale of our Body Systems business;

  The impact of our recent divestitures;

  Additional restructuring actions and the timing and recognition of restructuring charges;

  Higher than planned warranty expenses, including the outcome of known or potential recall campaigns;

  Our ability to implement planned productivity and cost reduction initiatives;

  Significant contract awards or losses of existing contracts; and

  The impact of any new accounting standards.
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

     Management believes Adjusted EBITDA and adjusted income (loss) from continuing operations are meaningful measures of performance as they are commonly utilized by management and investors to analyze ongoing operating performance and entity valuation. Management, the investment community and banking institutions routinely use Adjusted EBITDA, together with other measures, to measure operating performance in our industry. Further, management uses Adjusted EBITDA for planning and forecasting future periods. In addition, we use Segment EBITDA as the primary basis to evaluate the performance of each of our reportable segments. Management believes that Free cash flow and Free cash flow before restructuring payments and changes in off-balance sheet accounts receivable factoring and securitization are useful in analyzing our ability to service and repay debt.

ARVINMERITOR, INC.

     Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share from continuing operations and Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Free cash flow and Free cash flow before restructuring payments and changes in off-balance sheet accounts receivables factoring and securitization should not be considered a substitute for cash provided by (used for) operating activities, or other cash flow statement data prepared in accordance with GAAP, or as a measure of financial position or liquidity. In addition, these non-GAAP cash flow measures do not reflect cash used to service debt or cash received from the divestitures of businesses or sales of other assets and thus do not reflect funds available for investment or other discretionary uses. These non-GAAP financial measures, as determined and presented by the company, may not be comparable to related or similarly titled measures reported by other companies. Set forth below are reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.

     Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share are reconciled to income (loss) from continuing operations and diluted earnings (loss) per share below.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Adjusted income (loss) from continuing
operations	$2	$(24)	$17	$(82)
Restructuring costs	(2)	(6)	(4)	(76)
Asset impairment charges	—	—	—	(223)
LVS separation costs (1)	—	(1)	—	(9)
Loss on debt extinguishment	—	—	(13)	—
Gain on settlement of note receivable	—	—	6	—
Income taxes	1	(3)	9	(612)
Income (loss) from continuing operations	$1	$(34)	$15	$(1,002)

Adjusted diluted earnings (loss) per share from
continuing operations	$0.02	$(0.33)	$0.20	$(1.13)
Impact of adjustments on diluted earnings
(loss) per share	(0.01)	(0.14)	(0.02)	(12.69)
Diluted earnings (loss) per share from continuing
operations	$0.01	$(0.47)	$0.18	$(13.82)

(1)	LVS separation costs are third party costs associated with the previously planned spin-off of the LVS business.

     Free cash flow and Free cash flow before restructuring payments and changes in off-balance sheet accounts receivables factoring and securitization are reconciled to cash flows provided by (used for) operating activities below.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Free cash flow before restructuring payments and
changes in off-balance sheet accounts receivable
factoring and securitization	$17	$160	$36	$(136)
Restructuring payments – continuing operations	(5)	(12)	(17)	(42)
Restructuring payments – discontinued operations	—	(2)	(1)	(13)
Changes in off-balance sheet accounts receivable
factoring and securitization	21	(73)	62	(260)
Free cash flow	33	73	80	(451)
Capital expenditures – continuing operations	14	22	56	94
Capital expenditures – discontinued operations	—	4	3	16
Cash flows provided by (used for) operating
activities	$47	$99	$139	$(341)

ARVINMERITOR, INC.

Adjusted EBITDA is reconciled to net income (loss) attributable to ArvinMeritor, Inc. in “Results of Operations” below.

Results of Operations

     The following is a summary of our financial results (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
SALES:
Commercial Truck	$522	$297	$1,413	$1,241
Industrial	257	229	731	667
Aftermarket & Trailer	257	231	717	735
Light Vehicle Systems	309	259	994	746
Intersegment Sales	(70)	(74)	(227)	(265)
SALES	$1,275	$942	$3,628	$3,124
SEGMENT EBITDA:
Commercial Truck	$25	$(20)	$52	$(39)
Industrial	21	37	70	102
Aftermarket & Trailer	20	18	54	71
Light Vehicle Systems	15	(6)	31	(53)
SEGMENT EBITDA	81	29	207	81
Unallocated legacy and corporate costs (1)	(5)	(1)	(11)	(5)
ADJUSTED EBITDA	76	28	196	76
Loss on sale of receivables	(1)	(1)	(3)	(7)
Depreciation and amortization	(19)	(19)	(57)	(60)
Interest expense, net	(27)	(24)	(81)	(71)
Restructuring costs	(2)	(6)	(4)	(76)
Asset impairment charges	—	—	—	(223)
LVS separation costs	—	(1)	—	(9)
Provision for income taxes	(26)	(11)	(36)	(632)
INCOME (LOSS) FROM CONTINUING
OPERATIONS, attributable to ArvinMeritor, Inc.	$1	$(34)	$15	$(1,002)
LOSS FROM DISCONTINUED OPERATIONS,
net of tax, attributable to ArvinMeritor, Inc.	(4)	(130)	(5)	(172)
NET INCOME (LOSS), attributable to
ArvinMeritor, Inc.	$(3)	$(164)	$10	$(1,174)
DILUTED EARNINGS (LOSS) PER SHARE
Attributable to ArvinMeritor, Inc.
Continuing operations	$0.01	$(0.47)	$0.18	$(13.82)
Discontinued operations	(0.04)	(1.79)	(0.06)	(2.37)
Diluted earnings (loss) per share	$(0.03)	$(2.26)	$0.12	$(16.19)
DILUTED AVERAGE COMMON SHARES
OUTSTANDING	96.4	72.7	84.6	72.5

(1)
Unallocated legacy and corporate costs represent items that are not directly related to our business segments. These costs primarily include pension and retiree medical costs associated with recently sold businesses and other legacy costs for environmental and product liability matters.

ARVINMERITOR, INC.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

   Sales

     The following table reflects total company business segment sales for the three months ended June 30, 2010 and 2009. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	June 30,		Dollar	%		Volume
	2010	2009	Change	Change	Currency	/ Other
Sales:
Commercial Truck	$522	$297	$225	76%	$4	$221
Industrial	257	229	28	12%	6	22
Aftermarket & Trailer	257	231	26	11%	1	25
Light Vehicle Systems	309	259	50	19%	(11)	61
Intersegment Sales	(70)	(74)	4	(5)%	3	1
TOTAL SALES	$1,275	$942	$333	35%	$3	$330

     Commercial Truck sales were $522 million in the third quarter of fiscal year 2010, up 76 percent from the third quarter of fiscal year 2009, reflecting higher OE production volumes in North America, Europe and South America. European heavy- and medium-duty truck production volumes increased 106 percent compared to the prior year. Production volumes in the North American Heavy- and Medium-Duty commercial vehicle truck markets were higher by 23 percent compared to the prior year and South American commercial truck volumes increased approximately 76 percent. Many of our customers experienced sharp declines in production and sales volumes in the prior year. Although we are now seeing varying levels of improvement from 2009 low points, we expect recovery of production volumes in North America and Europe, our largest markets, to continue at reduced levels in the near term with gradual recovery to historical norms. Production volumes in South America and Asia-Pacific markets have generally returned to historically strong levels.

     Industrial sales were $257 million in the third quarter of 2010, up 12 percent from the third quarter of 2009. The increase in sales was primarily due to higher sales in our China off-highway operations and India commercial vehicle operations. Overall, sales in our Asia-Pacific operations increased approximately 93 percent from the prior year. These increases were partially offset by lower sales in the third quarter of fiscal year 2010 as compared to the same period last year of our military products associated with the Mine Resistant Ambush Protection program (MRAP). We substantially completed our delivery of all existing MRAP orders to our customers in fiscal year 2009 and have not received any significant MRAP orders in fiscal year 2010.

     Aftermarket & Trailer sales were $257 million in the third quarter of fiscal year 2010, up 11 percent from the third quarter of fiscal year 2009. Sales in our core aftermarket replacement products and trailer applications improved by approximately 21 percent and 37 percent, respectively compared to 2009. Sales of our military service parts, primarily associated with the MRAP, were down significantly compared to the prior year, partially offsetting the above mentioned increases.

     Light Vehicle Systems sales were $309 million in the third quarter of 2010, up from $259 million in the third quarter of 2009. The effect of foreign currency translation decreased sales by $11 million. Excluding the impact of foreign currency translation, sales increased by $61 million or 24 percent compared to the prior year. The increase in sales is due to higher light vehicle production volumes in all regions.

   Cost of Sales and Gross Profit

     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended June 30, 2010 was $1,130 million compared to $873 million in the prior year, representing an increase of 29 percent. The increase in costs of sales is primarily due to the increased sales volumes discussed above.

ARVINMERITOR, INC.

     Total cost of sales were approximately 89 percent of sales for the three months ended June 30, 2010 compared to approximately 93 percent for the third quarter of prior year. The decrease on a percentage basis is primarily due to improvements in our fixed cost base and ongoing programs to optimize labor, burden and material costs, partially offset by commodity increases, namely steel. As previously mentioned, we aggressively lowered our ‘break-even’ point throughout fiscal year 2009 through comprehensive restructuring and structural cost-reduction initiatives.

     The following table summarizes significant factors contributing to the changes in costs of sales during the three months ended June 30, 2010 compared to the same period in the prior year (in millions):

Cost of Sales
Three months ended June 30, 2009	$873
Volumes and mix	275
Foreign exchange	(19)
Other cost improvements, net	1
Three months ended June 30, 2010	$1,130

     Changes in the components of cost of sales year over year are summarized as follows:

Higher material costs	$201
Higher labor and overhead costs	69
Other costs	(13)
Total increase in costs of sales	$257

     Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended June 30, 2010 increased by approximately $201 million compared to the same period last year, primarily as a result of higher sales volumes. Material costs for much of fiscal year 2009 were negatively impacted by higher steel commodity prices, partially offset by improvements in material performance compared to the prior year. While steel prices have been relatively stable during fiscal year 2010, we are beginning to see an increase in prices with higher demand due to improvement in economic conditions.

     Labor and overhead costs increased by $69 million compared to the same period in the prior year. The increase was primarily due to the higher sales volumes. Other factors favorably impacting labor and overhead costs are savings associated with the company’s restructuring actions, continuous improvement and rationalization of operations, as well as government assistance programs related to labor in certain European jurisdictions.

     As a result of the above, gross profit for the three months ended June 30, 2010 was $145 million compared to $69 million in the same period last year. Gross margins increased to 11 percent for the three months ended June 30, 2010 compared to 7 percent in the same period last year.

  Other Income Statement Items

     Selling, general and administrative expenses for the three months ended June 30, 2010 and 2009 are summarized as follows (in millions):

	2010		2009		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
LVS separation costs	$—	—%	$(1)	(0.1)%	$(1)	(0.1)pts
LVS divestiture costs	(2)	(0.2)%	—	—%	2	0.2pts
Loss on sale of receivables	(1)	(0.1)%	(1)	(0.1)%	—	—pts
Short- and long-term variable
compensation	(17)	(1.3)%	—	—%	17	1.3pts
All other SG&A	(74)	(5.8)%	(65)	(6.9)%	9	(1.1)pts
Total SG&A	$(94)	(7.4)%	$(67)	(7.1)%	$27	0.3pts

ARVINMERITOR, INC.

     LVS separation costs in the prior year’s third fiscal quarter are third-party transaction costs incurred in connection with the previously planned spin-off of the LVS business. LVS divestiture costs are primarily third-party costs associated with the current fiscal year’s LVS divestiture activities. In the prior year’s first fiscal quarter, we eliminated substantially all variable incentive compensation pay for the 2009 fiscal year. All other SG&A represents normal selling, general and administrative expenses. The increase in all other SG&A compared to the prior year includes the discontinuance of certain temporary salary and benefit reductions implemented during 2009 as well as general increases in spending required to support growth in sales.

     Restructuring costs included in our results during the three months ended June 30, 2010 and 2009 are as follows (in millions):

	Commercial				Aftermarket
	Truck		Industrial		& Trailer		LVS		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Performance Plus actions	$1	$—	$—	$—	$—	$—	$—	$1	$1	$1
Fiscal year 2010 LVS actions	—	—	—	—	—	—	1	—	1	—
Fiscal year 2009 actions (reduction in workforce)	—	4	—	1	—	—	—	—	—	5
Total restructuring costs (1)	$1	$4	$—	$1	$—	$—	$1	$1	$2	$6

(1)	There were no corporate restructuring costs in the third quarter of fiscal year 2010 and 2009.

     Operating income for the third quarter of fiscal year 2010 was $43 million, compared to an operating loss of $4 million in the prior year. Included in operating income in the third quarter of fiscal year 2010 are $6 million of charges associated with certain environmental remediation activities. The improved operating results were as a result of the items previously discussed.

     Equity in earnings of affiliates was $14 million in the third quarter of fiscal year 2010, compared to $7 million in the same period in the prior year. The increase is due to higher earnings from our Core Business affiliates, primarily in the United States and South America.

     Interest expense, net for the third quarter of fiscal year 2010 was $27 million, compared to $24 million in the prior year. The increase in interest expense, net is primarily due to additional interest cost associated with our recently issued debt securities.

     Provision for income taxes in the third quarter of fiscal year 2010 was $26 million compared to $11 million in the same period in the prior year. In the third quarter of fiscal year 2010, we recorded approximately $2 million of unfavorable tax items discrete to the quarter, primarily related to the conclusion and settlement of certain tax audits. The income tax expense for the quarter was unfavorably impacted by losses in certain tax jurisdictions where tax benefits are no longer being recognized. In the third quarter of fiscal year 2009, we recorded approximately $3 million of unfavorable tax items discrete to the quarter, primarily related to recording of valuation allowances against certain net deferred tax assets. Generally, we expect our effective tax rate to remain at inflated levels in the near term until we can generate sufficient income in certain jurisdictions, primarily in the United States and Europe.

     Income from continuing operations for the third quarter of fiscal year 2010 was $5 million, compared to a loss of $32 million, in the prior year. The reasons for the improvement are previously discussed.

     Loss from discontinued operations was $4 million in the third quarter of fiscal year 2010, compared to a loss of $112 million in the same period in the prior year. Significant items included in results from discontinued operations in the third quarter of fiscal year 2010 and 2009 include the following:

	Three Months Ended
	June 30,
	2010	2009
Net loss on sale of business	$—	$(66)
Charge for indemnity obligation	—	(28)
Purchase price and other adjustments	(3)	—
Restructuring costs	—	(1)
Operating loss, net	—	(7)
Loss before income taxes	(3)	(102)
Provision for income taxes	(1)	(10)
Net loss	(4)	(112)
Net income attributable to noncontrolling interests	—	(18)
Loss from discontinued operations attributable to
ArvinMeritor, Inc.	$(4)	$(130)

ARVINMERITOR, INC.

     Net loss on sale of business: In the third quarter of fiscal year 2009, we sold our 51 percent interest in Gabriel de Venezuela to the joint venture partner and recognized a pre-tax loss of approximately $23 million ($23 million after-tax). In addition, we substantially completed the sale of our Gabriel Ride Control business to Ride Control, LLC, a wholly owned subsidiary of OpenGate Capital, a private equity firm, effective as of June 28, 2009 and recognized a pre-tax loss of $41 million ($41 million after-tax) in the third quarter of fiscal year 2009. The remaining amount of loss on sale of business in the prior year is associated with other LVS divestiture activities.

     Charge for indemnity obligation: In December 2005, we guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of ArvinMeritor prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring us to recognize our obligations under the guarantee. Accordingly, we recorded a $28 million liability in the third quarter of fiscal year 2009, of which approximately $6 million related to claims not reimbursed by the third party prior to its filing for bankruptcy protection, and $22 million of which related to our best estimate of the future obligation under the guarantee.

     Purchase price and other adjustments: These adjustments primarily relate to charges for changes in estimates for purchase price adjustments and indemnity obligations for previously sold businesses.

     Noncontrolling interests: Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated joint ventures. In the third quarter of fiscal year 2009, MSSC recorded a dividend payable of $9 million to the minority partner in conjunction with the signing of the binding letter of intent for the sale of ArvinMeritor’s interest in MSSC. The dividend payable was recognized by ArvinMeritor as a charge to earnings during the third quarter of fiscal year 2009 and is included in net income attributable to noncontrolling interests in the table above. Also included in loss from discontinued operations in the third quarter of fiscal year 2009 are approximately $9 million of non-cash charges associated with the minority partner’s share of operating losses and an approximately $4 million non-cash income tax charge related to a valuation allowance recorded against deferred tax assets of MSSC that were no longer expected to be realized. The remaining amount of noncontrolling interests pertains to minority partners’ share of net income (losses).

     Net income attributable to noncontrolling interests for the third quarter of fiscal year 2010 was $4 million compared to $20 million for the third quarter of fiscal year 2009. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated joint ventures.

     Net loss attributable to ArvinMeritor, Inc. was $3 million for the three months ended June 30, 2010 compared to $164 million for the three months ended June 30, 2009. The decrease in net loss is attributable to reasons previously discussed.

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

ARVINMERITOR, INC.

     The following table reflects Segment EBITDA and EBITDA margins for the three months ended June 30, 2010 and 2009 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	June 30,			June 30,
	2010	2009	$ Change	2010	2009	Change
Commercial Truck	$25	$(20)	$45	4.8%	(6.7)%	11.5pts
Industrial	21	37	(16)	8.2%	16.2%	(8.0)pts
Aftermarket & Trailer	20	18	2	7.8%	7.8%	—pts
LVS	15	(6)	21	4.9%	(2.3)%	7.2pts
Segment EBITDA	$81	$29	$52	6.4%	3.1%	3.3pts

     Significant items impacting year over year Segment EBITDA include the following:

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	LVS	TOTAL
Segment EBITDA– Quarter ended June 30, 2009	$(20)	$37	$18	$(6)	$29
Higher earnings from unconsolidated affiliates	4	1	1	1	7
Reinstatement of temporary cost reductions	(15)	(4)	(8)	(2)	(29)
Environmental remediation charges	(3)	—	—	—	(3)
Higher pension and retiree medical costs	(2)	(1)	(2)	—	(5)
Noncontrolling interests	—	(2)	—	—	(2)
Volume, performance and other, net of cost reductions	61	(10)	11	22	84
Segment EBITDA – Quarter ended June 30, 2010	$25	$21	$20	$15	$81

     Commercial Truck Segment EBITDA was $25 million in the third quarter of fiscal year 2010, up $45 million compared to the same period in the prior year. The impact of higher commercial truck production volumes in Europe, North America and South America, savings associated with prior restructuring and cost reduction initiatives, and higher earnings from our unconsolidated joint ventures favorably impacted Segment EBITDA in the third quarter of fiscal year 2010. The favorable impact of these items was partially offset by the reinstatement of temporary cost reductions, including variable incentive compensation programs.

     Industrial Segment EBITDA was $21 million in the third quarter of fiscal year 2010, down $16 million compared to the prior year. The favorable impact of higher sales in our Asia-Pacific region was more than offset by lower sales of our military products, primarily associated with the MRAP program. This change in sales mix significantly impacted our Segment EBITDA margins, which decreased to 8.2 percent in the third quarter of fiscal year 2010 compared to 16.2 percent in the prior year. Segment EBITDA associated with our Asia-Pacific operations is presented net of income attributable to noncontrolling interests, resulting in a lower overall EBITDA conversion on sales versus our wholly owned operations.

     Aftermarket & Trailer Segment EBITDA was $20 million in the third quarter of fiscal year 2010, up $2 million compared to the same period in the prior year. Segment EBITDA margin remained constant at 7.8 percent. The increase in Segment EBITDA resulting from higher sales in our core aftermarket replacement products and trailer applications was largely offset by lower sales of our military service parts, primarily associated with the MRAP. The impact of reinstatement of temporary costs reductions, including variable incentive compensation programs also had an adverse affect on the Segment EBITDA during the third quarter of fiscal year 2010.

     LVS Segment EBITDA was $15 million in the third quarter of fiscal year 2010, compared to Segment EBITDA of negative $6 million in the same period in the prior year. In the prior year, the impact of lower light vehicle production volumes in all regions along with higher material costs, primarily steel, significantly impacted LVS Segment EBITDA. LVS Segment EBITDA for the three months ended June 30, 2010 was favorably impacted by higher production volumes in North America and Asia-Pacific regions compared to the same period last year as well as significant cost reductions implemented in fiscal year 2009. Unfavorably impacting LVS Segment EBITDA during the three months ended June 30, 2010 were reinstatement of temporary costs reductions, including variable incentive compensation programs and $2 million of third-party costs associated with the current fiscal year’s LVS divestiture activities.

ARVINMERITOR, INC.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

   Sales

     The following table reflects total company business segment sales for the nine months ended June 30, 2010 and 2009. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	June 30,		Dollar	%		Volume
	2010	2009	Change	Change	Currency	/ Other
Sales:
Commercial Truck	$1,413	$1,241	$172	14%	$72	$100
Industrial	731	667	64	10%	19	45
Aftermarket & Trailer	717	735	(18)	(2)%	21	(39)
Light Vehicle Systems	994	746	248	33%	23	225
Intersegment Sales	(227)	(265)	38	14%	(12)	50
TOTAL SALES	$3,628	$3,124	$504	16%	$123	$381

     The following table reflects estimated commercial vehicle and automotive production volumes for selected original equipment (OE) markets for the nine months ended June 30, 2010 and 2009 based on available sources and management’s estimates.

	Nine Months Ended June 30,		Unit	Percent
	2010	2009	Change	Change
Commercial Vehicles (in thousands)
North America, Heavy- and Medium-Duty Trucks	159.1	156.8	2.3	1%
North America, Trailers	74.7	71.3	3.4	5%
Europe, Heavy- and Medium-Duty Trucks	202.8	222.0	(19.2)	(9)%
South America, Heavy- and Medium-Duty Trucks	126.3	89.2	37.1	42%

Light Vehicles (in millions)
North America	8.7	6.2	2.5	40%
Europe	13.7	11.7	2.0	17%

     Commercial Truck sales were $1,413 million in the first nine months of fiscal year 2010, up 14 percent from the same period of fiscal year 2009. The effect of foreign currency translation increased sales by $72 million. Excluding the effects of foreign currency, sales increased by $100 million or 8 percent, reflecting higher OE production volumes in our North and South American markets. Many of our customers experienced sharp declines in production and sales volumes in the prior year, which started in November 2008 and continued throughout our fiscal year 2009. Although we are now seeing varying levels of improvement from 2009 low points, we expect recovery of production volumes in North America and Europe, our largest markets, to continue at reduced levels in the near term with gradual recovery to historical norms. Production volumes in South America and Asia-Pacific markets have generally returned to historically strong levels.

     Industrial sales were $731 million in the first nine months of fiscal year 2010, up 10 percent from the same period of 2009. The increase in sales was primarily due to higher sales in our China off-highway operations and India commercial vehicle operations. Overall, sales in our Asia-Pacific operations increased approximately 95 percent from the prior year. These increases were partially offset by lower sales in our military products primarily associated with the MRAP during the first nine months of fiscal year 2010 as compared to the same period last year. We substantially completed our delivery of all existing MRAP orders to our customers in fiscal year 2009 and have not received any significant MRAP orders in fiscal year 2010.

ARVINMERITOR, INC.

     Aftermarket & Trailer sales were $717 million in the first nine months of fiscal year 2010, down 2 percent from the same period of fiscal year 2009. Sales of our military service parts, primarily associated with the MRAP, were down significantly compared to the prior year. The impact of this decline more than offset higher sales of products for trailer applications, and sales increases in our core aftermarket replacement products. The effect of changes in foreign currency exchange rates partially offset these declines.

     Light Vehicle Systems sales were $994 million in the first nine months of fiscal year 2010, up from $746 million in the same period of 2009. The effect of foreign currency translation increased sales by $23 million. Excluding the impact of foreign currency translation, sales increased by $225 million or 30 percent compared to the prior year. The increase in production in all regions due to some recovery of productions volumes from historical lows positively impacted the sales in our light vehicle systems business. The increase in European light vehicle production volumes was partially due to government sponsored consumer incentive programs in certain European countries. The discontinuation of these government sponsored programs could negatively impact production volumes in the future.

   Cost of Sales and Gross Profit

     Cost of sales for the nine months ended June 30, 2010 was $3,244 million compared to $2,903 million for the same period in the prior year, representing an increase of 12 percent. The increase in costs of sales is primarily due to increased sales volumes compared to the same period in the prior year and the effect of changes in foreign currency exchange rates.

     Total cost of sales were approximately 89 percent of sales for the nine months ended June 30, 2010 compared to approximately 93 percent for the same period of the prior year. The decrease on a percentage basis is primarily due to improvements in our fixed cost base and ongoing programs to optimize labor, burden and material costs, partially offset by commodity increases, namely steel. As previously mentioned, we aggressively lowered our ‘break-even’ point throughout fiscal year 2009 through comprehensive restructuring and structural cost-reduction initiatives.

     The following table summarizes significant factors contributing to the changes in costs of sales during the nine months ended June 30, 2010 compared to the same period in the prior year (in millions):

Cost of Sales
Nine months ended June 30, 2009	$2,903
Volumes and mix	340
Foreign exchange	88
Depreciation expense	(3)
Other cost improvements, net	(84)
Nine months ended June 30, 2010	$3,244

     Changes in the components of cost of sales year over year are summarized as follows:

Higher material costs	$295
Higher labor and overhead costs	84
Other	(38)
Total increase in costs of sales	$341

     Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the nine months ended June 30, 2010 increased by approximately $295 million compared to the same period last year, primarily as a result of higher sales volumes. Material costs for much of fiscal year 2009 were negatively impacted by higher steel commodity prices, partially offset by improvements in material performance compared to the prior year. While steel prices have been relatively stable during fiscal year 2010, we are beginning to see an increase in prices with higher demand due to improvement in economic conditions.

     Labor and overhead costs increased by $84 million compared to the same period in the prior year. The increase was primarily due to the higher sales volumes. Other factors favorably impacting labor and overhead costs are savings associated with the company’s restructuring actions, continuous improvement and rationalization of operations, as well as government assistance programs related to labor in certain European jurisdictions. Depreciation expense was lower by $3 million compared to the same period in the prior year primarily due to the non-cash asset impairment charges recorded in our LVS segment in the first quarter of fiscal year 2009.

ARVINMERITOR, INC.

     As a result of the above, gross profit for the nine months ended June 30, 2010 was $384 million compared to $221 million in the same period last year. Gross margins increased to 11 percent for the nine months ended June 30, 2010 compared to 7 percent in the same period last year.

   Other Income Statement Items

     Selling, general and administrative expenses for the nine months ended June 30, 2010 and 2009 are summarized as follows (in millions):

	2010		2009		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
LVS separation costs	$—	—%	$(9)	(0.3)%	$(9)	(0.3)pts
LVS divestiture costs	(6)	(0.2)%	—	—%	6	0.2pts
Loss on sale of receivables	(3)	(0.1)%	(7)	(0.2)%	(4)	(0.1)pts
Short- and long-term variable
compensation	(43)	(1.2)%	10	0.3%	53	1.5pts
All other SG&A	(216)	(5.9)%	(217)	(6.9)%	(1)	(1.0)pts
Total SG&A	$(268)	(7.4)%	$(223)	(7.1)%	$45	0.3pts

     LVS separation costs in the prior fiscal year are third-party transaction costs incurred in connection with the previously planned spin-off of the LVS business. LVS divestiture costs are primarily third-party costs associated with the current fiscal year’s LVS divestiture activities. Loss on sale of receivables decreased as the amount of receivables we sold under off-balance sheet factoring programs during the first nine months of the current fiscal year were significantly lower than the same period in the prior year. In the prior year, we eliminated substantially all variable incentive compensation pay for the 2009 fiscal year. All other SG&A represents normal selling, general and administrative expenses and remained stable compared to the prior year despite discontinuance of certain temporary cost reductions related to employee salaries and 401(k) benefits in fiscal year 2010. This is a result of savings associated with various restructuring and other cost reduction initiatives, including reduced discretionary spending, and headcount reductions implemented in fiscal year 2009.

     Restructuring costs included in our results during the nine months ended June 30, 2010 and 2009 are as follows (in millions):

	Commercial				Aftermarket
	Truck		Industrial		& Trailer		LVS		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Performance Plus actions	$1	$30	$—	$—	$—	$—	$1	$4	$2	$34
Fiscal year 2010 LVS actions	—	—	—	—	—	—	2	—	2	—
Fiscal year 2009 actions (reduction in workforce)	—	18	—	3	—	1	—	16	—	38
Total segment restructuring costs (1)	$1	$48	$—	$3	$—	$1	$3	$20	$4	$72

(1)	There were no corporate restructuring costs in the first nine months of fiscal year 2010 and $4 million in the same period of fiscal year 2009, primarily related to employee termination benefits.

     Long-lived asset and goodwill impairment charges for the first nine months of fiscal year 2009 were $223 million. These non-cash impairment charges were recorded in the first quarter of fiscal year 2009, primarily in our LVS segment. In the prior year first fiscal quarter, management determined that certain asset impairment charges were required due to declines in overall economic conditions, including significant reductions in current and forecasted production volumes for light and commercial vehicles.

     Operating income for the first nine months of fiscal year 2010 was $106 million, compared to an operating loss of $302 million in the prior year. Included in operating income in the first nine months of fiscal year 2010 are $6 million ($1 million in 2009) of charges associated with certain environmental remediation activities. The improved operating results were as a result of the items previously discussed.

ARVINMERITOR, INC.

     Equity in earnings of affiliates was $35 million in the first nine months of fiscal year 2010, compared to $8 million in the same period in the prior year. The increase is primarily due to higher earnings from our Core Business affiliates in all regions.

     Interest expense, net for the first nine months of fiscal year 2010 was $81 million, compared to $71 million in the prior fiscal year’s first nine months. Included in interest expense, net for the nine months ended June 30, 2010 is a net loss on debt extinguishment of approximately $13 million. The loss on debt extinguishment primarily relates to the $17 million paid in excess of par to repurchase $175 million of the 8-3/4 percent note due in 2012, partially offset by a $6 million gain associated with the acceleration of a pro-rata share of previously recognized unamortized interest rate swap gains associated with the 8-3/4 percent notes. This pro-rata share was being amortized into income as reduction of interest expense over the remaining term of the notes. Favorably impacting interest expense, net in the first nine months of fiscal year 2010 was a $6 million gain on the collection of a note receivable related to the sale of our Emissions Technologies business in fiscal year 2007. This gain primarily related to the acceleration of the discount on the note that was previously being recognized as a reduction of interest expense over the term of the note.

     Provision for income taxes in the first nine months of fiscal year 2010 was $36 million compared to $632 million in the same period in the prior year. Income tax expense in the first nine months of fiscal year 2010 was unfavorably impacted by losses in certain tax jurisdictions where tax benefits are no longer being recognized. Also included in the provision for income tax for the nine months ended June 30, 2010 are $16 million of favorable items discrete to the period. The discrete items primarily related to the reversal of a valuation allowance and reducing certain liabilities for uncertain tax positions. Included in the prior year tax provision is a $633 million non-cash charge related to recording valuation allowances against net deferred tax assets in certain jurisdictions, primarily the United States and France. Based on our assessment of historical tax losses, combined with significant uncertainty as to the timing of recovery in the global markets, we concluded that valuation allowances were required against the deferred tax assets in certain jurisdictions. Generally, we expect our effective tax rate to remain at inflated levels in the near term until we can generate sufficient income in certain jurisdictions, primarily in the United States and Europe.

     Income from continuing operations for the first nine months of fiscal year 2010 was $26 million, compared to a loss of $997 million, in the prior year. The reasons for the improvement are previously discussed.

     Loss from discontinued operations was a loss of $5 million in the first nine months of fiscal year 2010, compared to a loss of $167 million in the same period in the prior year. Significant items included in results from discontinued operations in the third quarter of fiscal year 2010 and 2009 include the following:

	Nine Months Ended
	June 30,
	2010	2009
Gain (loss) on sale of business, net	$16	$(66)
Long-lived asset impairment charges	—	(56)
Charge for indemnity obligation	—	(28)
Restructuring costs	—	(14)
Purchase price and other adjustments	(23)	5
Operating income (loss), net	—	(21)
Loss before income taxes	(7)	(180)
Benefit for income taxes	2	13
Net loss	(5)	(167)
Net income attributable to noncontrolling interests	—	(5)
Loss from discontinued operations attributable to
ArvinMeritor, Inc.	$(5)	$(172)

     Gain on sale of business, net: In connection with the sale of our interest in MSSC, we recognized a pre-tax gain of $16 million ($16 million after-tax), net of indemnity obligations, during the first quarter of fiscal year 2010. We provided certain indemnifications to the buyer for our share of potential obligations related to taxes, pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. In the third quarter of fiscal year 2009, we recognized pre-tax losses of $23 million ($23 million after-tax) and $41 million ($41 million after-tax) on the sale of Gabriel de Venezuela and Gabriel Ride Control, respectively. The remaining amount of loss on sale of business in the prior year is associated with other LVS divestiture activities.

ARVINMERITOR, INC.

     Long-lived asset impairment charges: In the first quarter of fiscal year 2009, we recognized non-cash impairment charges of $56 million ($51 million after-tax) associated with certain long-lived assets of businesses included in discontinued operations as management determined that certain asset impairment charges were required due to declines in overall economic conditions, including significant reductions in current and forecasted production volumes for light vehicles and the indicated values from expected divestiture activities.

     Charge for indemnity obligation: As discussed previously, we recognized a charge of $28 million in the third quarter of fiscal year 2009 in connection with a guarantee to reimburse another party for payment of certain health and prescription drug benefits to a group of retired employees belonging to a wholly-owned subsidiary of ArvinMeritor prior to it being acquired by the company.

     Purchase price and other adjustments: These adjustments primarily relate to charges for changes in estimates for purchase price adjustments and indemnity obligations for previously sold businesses. Included in the purchase price and other adjustments for the nine months ended June 30, 2010 were $8 million of charges associated with the Gabriel Ride Control working capital adjustments recognized in the first quarter of fiscal year 2010. In April 2010, we settled the final working capital purchase price adjustment with Ride Control, LLC resulting in no additional impact to the amounts already recorded.

     Net income attributable to noncontrolling interests for the first nine months of fiscal year 2010 was $11 million compared to $10 million for the same period of fiscal year 2009. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated joint ventures.

     Net income attributable to ArvinMeritor, Inc. was $10 million for the first nine months ended June 30, 2010 compared to a net loss of $1,174 million for the nine months ended June 30, 2009. The significant improvement in results is attributable to reasons previously discussed.

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

     The following table reflects Segment EBITDA and EBITDA margins for the nine months ended June 30, 2010 and 2009 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	June 30,			June 30,
	2010	2009	$ Change	2010	2009	Change
Commercial Truck	$52	$(39)	$91	3.7%	(3.1)%	6.8	pts
Industrial	70	102	(32)	9.6%	15.3%	(5.7)	pts
Aftermarket & Trailer	54	71	(17)	7.5%	9.7%	(2.2)	pts
LVS	31	(53)	84	3.1%	(7.1)%	10.2	pts
Segment EBITDA	$207	$81	$126	5.7%	2.6%	3.1	pts

     Significant items impacting year over year Segment EBITDA include the following:

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	LVS	TOTAL
Segment EBITDA– Nine months ended June 30, 2009	$(39)	$102	$71	$(53)	$81
Higher earnings from unconsolidated affiliates	20	3	3	1	27
Reinstatement of temporary cost reductions	(36)	(11)	(19)	(10)	(76)
Environmental remediation charges	(3)	—	—	—	(3)
Higher pension and retiree medical costs	(6)	(2)	(4)	—	(12)
Noncontrolling interests	1	(6)	—	—	(5)
Volume, performance and other, net of cost reductions	115	(16)	3	93	195
Segment EBITDA – Nine months ended June 30, 2010	$52	$70	$54	$31	$207

ARVINMERITOR, INC.

     Commercial Truck Segment EBITDA was $52 million in the first nine months of fiscal year 2010, up $91 million compared to the same period in the prior year. Higher OE production volumes in all regions and savings associated with prior restructuring and cost reduction initiatives and higher earnings from our unconsolidated joint ventures favorably impacted Segment EBITDA in the first nine months of fiscal year 2010. The favorable impact of these items was partially offset by the reinstatements of temporary costs reductions, including variable incentive compensation programs and higher pension and retiree medical costs.

     Industrial Segment EBITDA was $70 million in the first nine months of fiscal year 2010, down $32 million compared to the prior year. The favorable impact of higher sales in our Asia-Pacific region was more than offset by lower sales of our military products, primarily associated with the MRAP. This change in sales mix significantly impacted our Segment EBITDA margins, which decreased to 9.6 percent in the third quarter of fiscal year 2010 compared to 15.3 percent in the prior year. Segment EBITDA associated with our Asia-Pacific operations is presented net of income attributable to noncontrolling interests, resulting in a lower overall EBITDA conversion on sales versus our wholly owned operations.

     Aftermarket & Trailer Segment EBITDA was $54 million in the first nine months of fiscal year 2010, down $17 million compared to the same period in the prior year. Segment EBITDA margin decreased to 7.5 percent from 9.7 percent. The decrease in Segment EBITDA and Segment EBITDA margin is primarily due to lower sales of our military service parts, primarily associated with the MRAP, which more than offset the favorable impact of higher sales in our core aftermarket replacement products and trailer applications.

     LVS Segment EBITDA was $31 million in the first nine months of fiscal year 2010, compared to Segment EBITDA of negative $53 million in the same period in the prior year. In the prior year, the impact of lower light vehicle production volumes in all regions along with higher material costs, primarily steel, significantly impacted LVS Segment EBITDA. LVS Segment EBITDA for the nine months ended June 30, 2010 was favorably impacted by higher production in all regions due to some recovery of productions volumes from historical lows in the prior year as well as significant cost reductions implemented in fiscal year 2009. Unfavorably impacting LVS Segment EBITDA during the first nine months of fiscal year 2010 were $10 million of reinstatement of temporary cost reductions, including variable incentive compensation programs, and $6 million of third-party costs associated with the current fiscal year’s LVS divestiture activities.

Financial Condition

   Cash Flows (in millions)

	Nine Months Ended June 30,
	2010	2009
OPERATING CASH FLOWS
Income (loss) from continuing operations	$26	$(997)
Depreciation and amortization	57	60
Asset impairment charges	—	223
Loss on debt extinguishment	13	—
Deferred income tax expense (benefit)	(3)	609
Pension and retiree medical expense	71	57
Pension and retiree medical contributions	(69)	(78)
Restructuring costs, net of payments	(13)	34
Decrease in working capital	38	47
Changes in sale of receivables	62	(260)
Interest proceeds on note receivable	12	—
Other, net	(39)	—
Cash flows provided by (used for) continuing operations	155	(305)
Cash flows used for discontinued operations	(16)	(36)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$139	$(341)

ARVINMERITOR, INC.

     Cash provided by operating activities for the first nine months of fiscal year 2010 was $139 million, compared to cash used of $341 million in the same period of fiscal year 2009. The increase in cash flow is primarily attributable to improved earnings, positive cash flows from the use of accounts receivable factoring programs, lower pension and retiree medical contributions and lower use of cash for discontinued operations. Pension and retiree medical contributions in the prior year include a $28 million payment related to a settlement of a retiree medical lawsuit. In fiscal year 2010, we also received $12 million of interest proceeds on the collection of a note receivable related to the sale of our Emissions Technologies business in fiscal year 2007. Unfavorably impacting prior year cash flow is a $25 million payment associated with a settlement of a commercial matter with a customer.

	Nine Months Ended June 30,
	2010	2009
INVESTING CASH FLOWS
Capital expenditures	$(56)	$(94)
Other investing activities	5	9
Net investing cash flows provided by (used for) discontinued operations	16	(34)
CASH USED FOR INVESTING ACTIVITIES	$(35)	$(119)

     Cash used for investing activities was $35 million and $119 million in the first nine months of fiscal year 2010 and 2009, respectively. Capital expenditures decreased to $56 million in the first nine months of fiscal year 2010 from $94 million in the same period of the prior year. Included in capital expenditures in the prior fiscal year’s first nine months were cash flows related to our new commercial vehicle facility in Monterrey, Mexico.

     Net investing cash flows provided by discontinued operations in the first nine months of fiscal year 2010 include $10 million for the collection of the principal amount of a note receivable related to the sale of our Emissions Technologies business in fiscal year 2007 as well as $6 million for the sale of certain property associated with a previously divested business. Net investing cash flows used for discontinued operations in the first nine months of the prior fiscal year primarily related to capital expenditures.

	Nine Months Ended June 30,
	2010	2009
FINANCING CASH FLOWS
Borrowings (payments) on revolving credit facility, net	$(28)	$181
Payments on accounts receivable securitization program, net	(83)	(33)
Repayment of notes	(193)	(83)
Proceeds from debt issuance	245	—
Payments on lines of credit and other	(14)	(8)
Net change in debt	(73)	57
Issuance and debt extinguishment costs	(45)	—
Proceeds from stock issuance	209	—
Other financing activities	(1)	—
Cash dividends	—	(8)
Net financing cash flows provided by discontinued operations	—	8
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$90	$57

     Cash provided by financing activities was $90 million in the first nine months of fiscal year 2010 compared to $57 million in the first nine months of fiscal year 2009. In the second quarter of fiscal year 2010 we issued debt and equity securities generating proceeds of $454 million. We used a portion of these proceeds to repurchase $175 million of our outstanding notes due in 2012 and pay down outstanding amounts under our revolving credit facility and our U.S. accounts receivable securitization program. We paid approximately $45 million in issuance, debt extinguishment and revolver renewal and extension costs related to the above transactions. These costs include $17 million paid in excess of par to repurchase the $175 million of 2012 notes. In addition, during the third quarter of fiscal year 2010, we purchased in the open market $17 million of our 8-3/4 percent notes due 2012 and $1 million of our 8-1/8 percent notes due 2015.

ARVINMERITOR, INC.

     Also impacting financing cash flows in the first nine months of fiscal year 2010 were lower borrowings on our revolving credit facility. The higher borrowings under our revolving credit facility in the prior year reflect higher uses of cash for operating activities in the prior year (see “Operating Cash Flows” above).

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

Contractual Obligations

     In March 2010, we issued $250 million 10.625 percent notes due 2018 and repurchased $175 million of the $276 million outstanding 8-3/4 percent notes due 2012 and in June 2010 repurchased an additional $17 million of the 8-3/4 percent notes due 2012. We also amended and extended our revolving credit facility. See “Liquidity” below for a description of these transactions.

Liquidity

     Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	June 30,	September 30,
	2010	2009
Fixed-rate debt securities	$579	$527
Fixed-rate convertible notes	500	500
Revolving credit facility	—	28
Borrowings under U.S. accounts receivable securitization program	—	83
Unamortized discount on convertible notes	(79)	(85)
Unamortized gain on swap unwind	12	23
Interest rate swap	6	—
Lines of credit and other	1	16
Total debt	$1,019	$1,092

     Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements and funding of restructuring, business and product development programs. We expect fiscal year 2010 capital expenditures for our business segments, including LVS, to be in the range of $75 million to $85 million. In addition, we expect restructuring cash costs to be approximately $20 to $30 million in fiscal year 2010.

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

     In the second quarter of fiscal year 2010, we completed various financing transactions (as described below), which significantly changed our capital structure and improved our overall liquidity. We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations through the term of our revolving credit facility in 2014. The improved liquidity provided by these transactions is also expected to position us well as markets recover.

ARVINMERITOR, INC.

     Sources of liquidity as of June 30, 2010, in addition to cash on hand, are as follows:

	Total	Unused as of
	Facility Size	6/30/10	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$539	$513	Various
Committed U.S. securitization	125	125	September 2011
Total on-balance sheet arrangements	664	638

Off-balance sheet arrangements:
Committed receivable factoring programs	269	147	October 2010
Other uncommitted factoring facilities	90	57	Various
Total off-balance sheet arrangements	359	204
Total available sources	$1,023	$842

(1)	The availability under the revolving credit facility is subject to a collateral test as discussed under “Revolving Credit Facility” below.

     Cash and Liquidity Needs – Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. In addition, although our long term strategy is to become primarily a commercial vehicle and industrial company, the financial and economic environment has made this difficult to accomplish in the short term and has left us with servicing the cash outflows of certain of our light vehicle businesses, which were substantial in the first nine months of fiscal year 2009. The divestiture in fiscal year 2009 of several of our light vehicle Chassis businesses, in addition to restructuring actions and other cost reductions taken during the fiscal year, have significantly improved the cash flows of our remaining LVS businesses, primarily the Body Systems business. On August 3, 2010, we entered into an agreement to sell our Body Systems business. See “LVS Divestiture Update”. Until the closing of the sale, we will be responsible for the operation of this business. Therefore, it is possible that an extended process could result in operating losses and cash requirements for which we would be responsible. We do not expect the pre-sale period to have a material impact on our cash flows.

     Our availability under the revolving credit facility is subject to a priority debt to EBITDA ratio covenant, as defined in the agreement, which will likely limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the revolving credit facility every other day during the quarter. We were in compliance with this covenant as of June 30, 2010.

     At June 30, 2010 we had $289 million in cash and cash equivalents and unutilized, readily available commitments of $599 million under the revolving credit facility and the U.S. accounts receivable securitization program.

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

     Repurchase Program – Our Board of Directors has approved a repurchase program for up to the remaining principal amount of the corporation’s 8-3/4 percent Notes due 2012 and up to $20 million of our 8-1/8 percent notes due in 2015 (subject to any necessary approvals). Repurchases, if any, may be made from time to time through maturity through open market purchases or privately negotiated transactions or otherwise, in the discretion of management as market conditions warrant. In June 2010, we purchased in the open market $17 million of our outstanding 8-3/4 percent notes due in 2012. The notes were repurchased at 104.875 percent of their principal amount. Also in June 2010, we purchased $1 million of our 8-1/8 percent notes due in 2015. The notes were repurchased at 94.000 percent of their principal amount.

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

     Revolving Credit Facility – On February 5, 2010 we signed an agreement to amend and extend the revolving credit facility, which became effective on February 26, 2010. Pursuant to the revolving credit facility as amended, we have a $539 million revolving credit facility (excluding $28 million, which is unavailable due to the bankruptcy of Lehman Brothers in 2008), $143 million of which matures in June 2011 for non-extending banks and the other $396 million matures in January 2014 for extending banks. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. At June 30, 2010, there were no borrowings outstanding under the revolving credit facility. At September 30, 2009, there were $28 million of borrowings outstanding. The $539 million revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2010 and September 30, 2009, approximately $26 million and $27 million letters of credit were issued, respectively. At certain times during any given month, we may draw on our revolving credit facility or U.S. accounts receivable securitization facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the facilities. Accordingly, during any given month, we may draw down on these facilities in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

ARVINMERITOR, INC.

     Availability under the revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis and under the most recent collateral test, the full amount of the revolving credit facility was available for borrowing at June 30, 2010. Our availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. securitization program, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) no greater than 2.75 to 1 on the last day of the fiscal quarter commencing with the fiscal quarter ended June 30, 2010 through and including the fiscal quarter ended June 30, 2010 and (ii) 2.50 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2010 through and including the fiscal quarter ended June 30, 2011 and (iii) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012 and (iv) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity. At June 30, 2010, we were in compliance with the above noted covenants with a ratio of approximately 0.11x for the priority-debt-to-EBITDA covenant. Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility.

     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At June 30, 2010, the margin over the LIBOR rate was 275 basis points for the $143 million available from non-extending banks, and the commitment fee was 50 basis points. At June 30, 2010, the margin over LIBOR rate was 500 basis points for the $396 million available from extending banks, and the commitment fee was 75 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 175 basis points for the $143 million from non-extending banks and prime rate plus a margin of 400 basis points for the $396 million from the extending banks.

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

     Accounts Receivable Securitization and Factoring – As of June 30, 2010, we participate in accounts receivable factoring and securitization programs with total amounts utilized of approximately $155 million of which $83 million were attributable to committed facilities by established banks. At June 30, 2010, the utilized amount of $155 million relates to off-balance sheet securitization and factoring arrangements (see “Off-Balance Sheet Arrangements”). In addition, none was attributable to our U.S. securitization facility, which is provided on a committed basis by a syndicate of financial institutions led by GMAC Commercial Finance LLC and expires in September 2011.

     U.S. Securitization Program: Since 2005 we participated in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. In September 2009, in anticipation of the expiration of the existing facility, we entered into a new, two year $125 million U.S. receivables financing arrangement with a syndicate of financial institutions led by GMAC Commercial Finance LLC. Under this program, we sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. The maximum borrowing capacity under this program is $125 million subject to adequate eligible accounts receivable. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At June 30, 2010, no balance was outstanding under this program. This program does not have specific financial covenants; however it does have a cross-default provision to our revolving credit facility agreement.

     Credit Ratings – Standard & Poor’s corporate credit rating and senior secured credit rating for our company increased from CCC+ and B- to B- and B, respectively. Moody’s Investors Service corporate credit rating and senior secured credit rating for our company increased from Caa1 and B1 to B3 and Ba3, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

ARVINMERITOR, INC.

Off-Balance Sheet Arrangements

     Accounts Receivable Securitization and Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at June 30, 2010, of approximately $155 million, of which $83 million and $39 million were attributable to a Swedish securitization facility and a French factoring facility, respectively, both of which involve the securitization or sale of Volvo AB accounts receivables. These programs are described in more detail below.

     Swedish Securitization Facility: In March 2006, we entered into a European arrangement to sell trade receivables through one of our European subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. Effective October 2009, the facility size was reduced to €90 million. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized, net of retained interests, €66 million ($83 million) and €38 million ($56 million) of this accounts receivable securitization facility as of June 30, 2010 and September 30, 2009, respectively.

     French Factoring Facility: In November 2007, we entered into an arrangement to sell trade receivables through one of our French subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized €31 million ($39 million) and €10 million ($16 million) of this accounts receivable securitization facility as of June 30, 2010 and September 30, 2009, respectively.

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

     In addition, several of our subsidiaries, primarily in Europe, factor eligible accounts receivables with financial institutions. The amount of factored receivables was $33 million and $21 million at June 30, 2010 and September 30, 2009, respectively.

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

     In June 2009, the FASB issued guidance on accounting for transfer of financial assets, which guidance changes the requirements for recognizing the transfer of financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. The guidance also eliminates the concept of a “qualifying special purpose entity” when assessing transfers of financial instruments. As required, this guidance will be adopted by the company effective October 1, 2010. The company is currently evaluating the impact, if any, of the new requirements on its consolidated financial statements.

     In June 2009, the FASB issued guidance for the consolidation of variable interest entities (VIEs) to address the elimination of the concept of a qualifying special purpose entity. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the new guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. As required, this guidance will be adopted by the company effective October 1, 2010. The company is currently evaluating the impact, if any, of the new requirements on its consolidated financial statements.

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

     This guidance impacted the company’s accounting for its outstanding $300 million convertible notes issued in 2006 (the 2006 convertible notes) and $200 million convertible notes issued in 2007 (the 2007 convertible notes) (see Notes 3 and 16). On October 1, 2009, the company adopted this guidance and applied its impact retrospectively to all periods presented. Upon adoption, the company recognized the estimated equity component of the convertible notes of $108 million ($69 million after tax) in additional paid-in capital. In addition, the company allocated $4 million of unamortized debt issuance costs to the equity component and recognized this amount as a reduction to additional paid-in capital. The company also recognized a discount on convertible notes of $108 million, which is being amortized as non-cash interest expense over periods of ten and twelve years for the 2006 convertible notes and 2007 convertible notes, respectively. The periods of ten and twelve years represent the expected life of the convertible notes based on the earliest period holders of the notes may redeem them. Non-cash interest expense for the amortization of the discount was $8 million, $7 million and $6 million for fiscal years 2009, 2008 and 2007, respectively. At June 30, 2010, the remaining amortization periods for the 2006 convertible notes and 2007 convertible notes were nine years and nine years, respectively. Effective interest rates on the 2006 convertible notes and 2007 convertible notes were 7.0 percent and 7.7 percent, respectively.

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

     At June 30, 2010 and September 31, 2009, the carrying amount of the equity component recognized upon adoption was $67 million. The following table summarizes other information related to the convertible notes.

	June 30,	September 30,
	2010	2009
Components of the liability balance (in millions):
Principal amount of convertible notes	$500	$500
Unamortized discount on convertible notes	(79)	(85)
Net carrying value	$421	$415

ARVINMERITOR, INC.

	Three Months Ended June 30,
	2010	2009
Interest costs recognized (in millions):
Contractual interest coupon	$6	$6
Amortization of debt discount	2	2
Total	$8	$8

	Nine Months Ended June 30,
	2010	2009
Interest costs recognized (in millions):
Contractual interest coupon	$16	$16
Amortization of debt discount	6	6
Total	$22	$22

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

Market Risk	Assuming a	Assuming a	Favorable /
	10% Increase	10% Decrease	(Unfavorable)
	in Rates	in Rates	Impact on
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$2.0	$(2.0)	Fair Value
Foreign currency denominated debt	—	—	Fair Value
Forward contracts in EUR(1)	(1.8)	1.8	Fair Value

ARVINMERITOR, INC.

	Assuming a 50	Assuming a 50	Favorable /
	BPS Increase	BPS Decrease	(Unfavorable)
	in Rates	in Rates	Impact on
Interest Rate Sensitivity:
Debt - fixed rate	$(34.2)	$36.2	Fair Value
Debt - variable rate(2)	—	—	Cash Flow
Interest rate swaps	(3.7)	3.7	Fair value
Interest rate cap	0.4	(0.3)

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

(2)	Includes domestic and foreign debt.

     At June 30, 2010, a 10% decrease in quoted currency exchange rates would result in a $2.0 million loss in forward contracts in USD, $1.8 million gain on forward contracts in EUR, and no impact on foreign currency denominated debt.

     At June 30, 2010, the fair value of debt outstanding was approximately $1,005 million. A 50 basis points decrease in quoted interest rates would result in favorable impact of $36.2 million in fixed rate debt and no impact on variable rate debt.

Item 4. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

     In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Except as set forth in this Quarterly Report under Note 19 “Contingencies” and as set forth below, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2009 and those reported in the Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2009 and March 31, 2010.

     On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. On May 25, 2010, the Office of the Attorney General for the State of Washington informed the company that it also was investigating the allegations raised in these suits. The company intends to vigorously defend the claims raised in all of these actions. The company is unable to estimate a range of exposure, if any, at this time.

ARVINMERITOR, INC.

Item 1A. Risk Factors

     Except as set forth below, there have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2009.

     In fiscal year 2009, our light vehicle Body Systems business incurred significant operating losses and negative cash flows, driven primarily by the global financial crisis. In addition, this business has from time-to-time incurred significant warranty charges.

     It is our intent to divest our Body Systems business in the most economically advantageous way possible. Following a strategic evaluation of available options to divest this business, we began a process for the sale of the entire business and are currently actively pursuing that strategy. On August 3, 2010, we entered into an agreement to sell our Body Systems business to an affiliate of Inteva Products, LLC, a wholly owned subsidiary of The Renco Group, Inc., a New York company, for a purchase price of approximately $35 million ($20 million of which is in cash at closing and the remaining as a promissory note). The transaction is subject to regulatory approvals and other customary closing conditions. See “LVS Divestiture Update”. Our goal is to complete the sale by the end of calendar year 2010, but the divestiture process could extend beyond 2010.

     There are significant risks and uncertainties inherent in the sales process, including the timing and certainty of completion of the transaction and the fulfillment of closing conditions, some of which may not be within the company’s control. Until the closing of any sale, we will be responsible for the operation of this business. Therefore, it is possible that an extended process could result in operating losses and cash requirements for which we would be responsible, especially if economic conditions begin again to destabilize. In addition, although we currently expect to sell the entire business, if we fail to do so, we may consider other available options, including restructuring and multiple sales of portions of the business (which may involve substantial costs and the potential to lose new or replacement customer awards due to the uncertainty as to the future of the business).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer repurchases

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of Part II of this Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the third quarter of 2010.

Item 5. Other Information

     Cautionary Statement

     This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. There are risks and uncertainties relating to the company’s announced plans to sell the Body Systems business of LVS, including the timing and certainty of completion of the sale and the fulfillment of closing conditions, some of which may not be within the company’s control. Until the closing of any sale, the company will be responsible for the operation of this business. Therefore, it is possible that an extended process could result in operating losses and cash requirements for which the company would be responsible, especially if economic conditions begin again to destabilize. In addition, although the company currently expects to sell the entire business, if the company fails to do so, the company may consider other available options, including restructuring and multiple sales of portions of the business (which may involve substantial costs and the potential to lose new or replacement customer awards due to the uncertainty as to the future of the business). In addition, actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market cycles and conditions, including the recent global economic crisis; the demand for commercial, specialty and light vehicles for which we supply products; availability and sharply rising costs of raw materials, including steel; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression);

ARVINMERITOR, INC.

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

Item 6. Exhibits

3-a	Restated Articles of Incorporation of ArvinMeritor, filed as Exhibit 4.01 to ArvinMeritor’s Registration Statement on Form S-4, as amended (Registration Statement No. 333-36448) ("Form S-4"), is incorporated by reference.
3-b	By-laws of ArvinMeritor, filed as Exhibit 3 to ArvinMeritor's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003 (File No. 1-15983), is incorporated by reference.
10	Letter Agreement dated as of July 1, 2010 between ArvinMeritor, Inc. and Larry Ott
10.1	Employment Agreement between ArvinMeritor, Inc. and Larry Ott dated as of August 3, 2010
12	Computation of ratio of earnings to fixed charges
23	Consent of Bates White LLC
31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act)
31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act
32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350
32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350

ARVINMERITOR, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINMERITOR, INC.

Date: August 4, 2010	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: August 4, 2010	By:	/s/	J.A. Craig
J.A. Craig
Senior Vice President and Chief Financial Officer