Form 10-K
period 2010-10-03
ARVINMERITOR INC
filed 2010-11-24
CIK 1113256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 3, 2010
Commission file number 1-15983
____________________

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
     Yes [   ]    No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

     94,140,500 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on November 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on January 20, 2011 is incorporated by reference into Part III.

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

     ArvinMeritor serves a broad range of customers worldwide, including medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, certain aftermarkets, trailer producers and light vehicle OEMs. Our total sales from continuing operations in fiscal year 2010 were $3.6 billion. Our ten largest customers accounted for approximately 66 percent of fiscal year 2010 sales from continuing operations. Sales from operations outside the United States (U.S.) accounted for approximately 62 percent of total sales from continuing operations in fiscal year 2010. Our continuing operations also participated in 6 unconsolidated joint ventures, which we accounted for under the equity method of accounting and that generated revenues of approximately $1.5 billion in fiscal year 2010.

     The company’s fiscal year ends on the Sunday nearest to September 30. Fiscal year 2010 ended on October 3, 2010, fiscal year 2009 ended on September 27, 2009 and fiscal year 2008 ended on September 28, 2008. All year and quarter references relate to our fiscal year and fiscal quarters unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end.

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

Corporate Transformation Activity

     We have been in the process during the last two years of divesting our light vehicle systems business (“LVS”) and transforming our company to focus solely on commercial vehicle and industrial markets. We believe this will allow us to focus on targeted investments with potentially higher margins. We have made substantial progress in the transformation of our company through the sale of many of our LVS businesses, with only the Body Systems business and a relatively minor portion of our Chassis business remaining. See Note 3 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for a discussion of divestiture activity in 2009.

     Our fiscal year 2010 LVS divestiture activity included the following:
  Body Systems On August 3, 2010, we entered into an agreement to sell our Body Systems business to an affiliate of Inteva Products, LLC. The purchase price is approximately $35 million, including $20 million in cash at closing and a promissory note for $15 million, before potential adjustments for items such as working capital fluctuations. Upon signing, $10 million of the purchase price was placed in escrow pending closing of the sale process. We expect to complete the sale by the end of calendar year 2010, subject to receiving regulatory approvals and other pre-closing matters.

  Chassis
  Meritor Suspension Systems Company (“MSSC”). In October 2009, the company completed the sale of its 57 percent interest in MSSC, a joint venture that manufactures and sells automotive coil springs, torsion bars and stabilizer bars in North America, to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD (“MSM”) for a purchase price of $13 million, which included a cash dividend of $12 million received by the company in fiscal year 2009.

  Our corner module assembly operations in the United States included two locations. We closed one of the locations after completion of the existing supply contracts in March 2010 and completed the sale of the operations of the second location in August 2010. With the closure and sale of these corner module assembly operations, we have completed our divestiture of all light vehicle chassis operations in the United States.
     Remaining Chassis Businesses: Our remaining Chassis operations include two facilities in Europe. Our facility in Leicester, England makes and distributes gas springs for industrial applications and our facility in Bonneval, France makes ride control parts (shock absorbers) for sales in Europe. We continue to pursue strategic alternatives for these businesses, which had sales of $22 million in fiscal year 2010. Our remaining chassis businesses are included in discontinued operations at September 30, 2010.

     See Note 3 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for further information with respect to changes in continuing and discontinued operations.

Fiscal year 2010 Financing Transactions

     During fiscal year 2010, we completed various financing transactions, (as described in more detail in Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations), which significantly changed our capital structure and improved our liquidity. We believe these transactions will provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations. The improved liquidity provided by these transactions is also expected to position us well as markets continue to recover.

Our Business

     As a result of the divestitures described above, LVS, which consists primarily of the Body Systems business, is reported in discontinued operations. Our reporting segments are as follows:
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
     We sometimes refer to these three segments, collectively, as our “Core Business”.

     The financial statements and financial information included in this Form 10-K have been recast to reflect LVS as discontinued operations. See Note 24 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for financial information by segment for continuing operations for each of the three years ended September 30, 2010, including information on sales and assets by geographic area. The heading "Products" below includes information on certain product sales for each of the three fiscal years ended September 30, 2010.

Business Strategies

     We are currently a global supplier of a broad range of integrated systems, modules and components to OEMs and the aftermarket for the commercial vehicle, transportation and industrial sectors, and we believe we have developed market positions as a leader in many of the markets we serve. The unprecedented challenges in the credit markets, deterioration in the commercial vehicle and automotive markets and a worldwide recession have forced us to sharpen our business and operating strategies to align to these new business conditions and to better position our company for the future. We are working to enhance our leadership positions in our Core Business, capitalize on our existing customer, product and geographic strengths, and increase sales, earnings and shareowner returns by growing the businesses that offer more attractive returns.

     Although production volumes have increased in fiscal year 2010 compared to the prior year, in certain markets, mainly North American and European, they are still below historically normal levels. In addition, there are several significant factors and trends occurring in the commercial vehicle, transportation and industrial sectors that present both opportunities and challenges to industry suppliers. These factors and trends include:
  Weakened financial condition of original equipment manufacturers and suppliers;

  Disruptions in the financial markets and its impact on the availability and cost of credit;

  Emissions, safety and related regulations affecting the trucking and transportation industries;

  Cyclicality of these industries, including the effects of new emissions and other regulations for commercial vehicles on vehicle sales and production;

  Evaluation by OEMs of their outsourcing strategies given capacity and other market conditions;

  Consolidation and globalization of OEMs and their suppliers;

  Increasing emphasis on engineering and technology focused on improving vehicle fuel efficiency and safety;

  Fluctuations in the cost of raw materials, primarily steel and oil;

  Higher energy and transportation costs;

  Rapid market growth in developing countries;

  Pension and retiree medical health care costs; and

  Currency exchange rate volatility.
     Other significant factors that could affect our results and liquidity and our ability to execute our business strategies include:
  Reduced production for certain military programs and the return of volumes of selected long-term military contracts to more normalized volume levels from the record production volumes of the past few years;

  Timing and extent of recovery of the production and sales volumes in commercial vehicle markets around the world;

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
     Our specific business strategies are influenced by these industry factors and trends as well as by the recent global economic and financial crisis and are focused on leveraging our resources to continue to develop and produce competitive product offerings. We believe the following strategies will allow us to maintain a balanced portfolio of commercial truck, industrial and aftermarket businesses covering key global markets. See Item 1A. Risk Factors below for information on certain risks that could have an impact on our business, financial condition or results of operations in the future.

     Financial and Operational Excellence

     Managing the Cycle. The industries in which we operate have been characterized historically by periodic fluctuations in overall demand for medium- and heavy-duty trucks, and other vehicles for which we supply products, resulting in corresponding fluctuations in demand for our products. The lengths and timing of the cyclical nature of the commercial vehicle industry cannot be predicted with certainty. In response, we are focused on utilizing flexible manufacturing processes and plant footprints to take advantage of industry upturns and effectively manage industry downturns. In addition, we expect to balance the on-highway commercial vehicle cycles with complementary business lines, including aftermarket, military, construction and industrial supply. To effectively manage the cyclical nature of our business, we are also focused on cost management and maintaining sufficient balance sheet flexibility.

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

     We expect the lower cost base that we have established through the above disciplined approach to serve us well not only through the difficult environment we have experienced in the past but also during an economic recovery in the future.

     Profitable Growth

     Focus on Organic Growth While Reviewing Strategic Opportunities. Our goal is to grow businesses that offer attractive returns and are core to our operations as well as to diversify through complimentary product lines, geographic expansion, and initiatives in adjacent markets. We have identified the areas of our Core Business that we believe have the most potential for leveraging into other industries, products, markets and technologies, and we are focusing our resources on these areas. As we pursue additional growth opportunities, we intend to maintain or grow our market share with our commercial vehicle OEM customers by providing high quality products and services at competitive pricing. We also continue to review and evaluate on an ongoing basis all of our existing businesses to determine whether we need to modify, restructure, sell or otherwise discontinue any one of the businesses.

     We intend to focus on growing product categories that offer favorable margins and opportunity for growth, such as the commercial vehicle aftermarket (“CVA”), with a focus on low customer transaction costs, remanufacturing, off-highway and military. We also intend to expand the CVA product portfolio geographically (including South America, China and India). In fiscal year 2008, we acquired Mascot Truck Parts Ltd ("Mascot") and Trucktechnic SA ("Trucktechnic"). Mascot remanufactures transmissions, drive axles, steering gears and drivelines in North America. Trucktechnic is a supplier of remanufactured brake calipers, components and testing equipment primarily to European markets.

     In 2009, we announced our intention to reenter the off-highway market in North America and Europe. Since that time, we have developed an initial product portfolio and signed our initial contracts to supply North American customers. We are now working to re-establish our off-highway market share in North America and Europe and expect to grow this business in South America and expand our leadership position in Asia Pacific. Additionally, we are looking to leverage adjacent off-highway products to better serve our customers with a complete off-highway drive systems solution.

     We also intend to continue to concentrate on military design innovation. In fiscal year 2010, we launched our Meritor ProTec ™ series of high mobility independent suspensions to support the growing mobility needs of medium and heavy-duty all terrain military applications. In fiscal year 2010, we were awarded the Caiman independent suspension. We continue to work with our defense customers on additional development programs for future defense needs.

     Longer term we intend to explore other industrial opportunities to apply our commercial, engineering, and manufacturing capabilities to new markets and product lines, perhaps totally separate from the traditional vehicle market applications.

     We believe that commercial vehicle and industrial suppliers continue to consolidate into larger, more efficient and more capable companies and collaborate with each other in an effort to better serve the global needs of OEM customers by being where these customers need them. We regularly evaluate various strategic and business development opportunities, including licensing agreements, marketing arrangements, joint ventures, acquisitions and dispositions. We remain committed to selectively pursuing alliances and acquisitions that would allow us to leverage our capabilities, gain access to new customers and technologies, expand our global presence, enter complementary product market segments and implement our business strategies.

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

     We plan to continue to grow and expand globally, with a keen focus on South America and Asia Pacific (primarily China and India) because we believe these regions offer the greatest growth potential. Sales in these regions represented approximately 29 percent, 20 percent and 20 percent of total sales from continuing operations in fiscal years 2010, 2009 and 2008, respectively. We also continue to explore opportunities in other growing markets, such as Eastern Europe.

     Product and Technology Focus

     Deliver High Quality Products for All Markets we Serve. We believe the quality of our core product lines and our ability to service our products through our aftermarket capabilities give us a competitive advantage. A key part of delivering high quality products is delivering service through the entire life cycle of the product. We continue to invest in new product development as we seek to keep our core product lines continually refreshed and in step with evolving market requirements and continue to grow our complimentary product lines. Building upon the strength of these core technologies, we intend to expand our presence globally, and continue our growth in complementary product lines, such as military vehicle and off-highway markets. Our strategy involves diversifying on a geographic and product line basis through the aftermarket, off- and on-highway and added adjacencies that we will explore. Through implementation of our technology roadmap, complementary technologies such as electronics, controls and mechatronics are expected to be applied to traditional product lines to provide enhanced performance and expanded vehicle content.

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
  Meritor(R) LogixDrive(TM). This axle system is engineered to actively monitor vehicle operating conditions. Enabled by electronic controls, the drive unit constantly senses temperature, speed, braking and torque conditions to apply the optimized amount of lubrication to the axle. The LogixDrive system addresses the two main areas of power loss in axles: gear and bearing friction and oil churning due to gear rotation. The system is expected to be available as an option on drive axle systems beginning in 2012.

  ArvinMeritor’s Smart Systems Technology. ArvinMeritor’s Smart Systems technology roadmap focuses on improving vehicle system performance through the integration and application of electronics, controls and materials.

  The Hybrid Class 8 Line-haul Powertrain Concept. ArvinMeritor delivered a concept hybrid drivetrain system to Walmart Transportation in January 2009. Although this product is a concept system only and at this juncture we have no orders or contracts to produce it, we intend to pursue this area in the future. While most hybrid systems today are best suited for start-stop applications, our concept hybrid drivetrain is specifically designed for linehaul, over-the-road trucks, the largest segment of the commercial vehicle population and the greatest consumer of diesel fuel on the road. Our concept hybrid drivetrain, the Meritor Multi-Mode Hybrid Powertrain, combines both mechanical and electrical drive systems. The Meritor concept hybrid drivetrain in the Walmart tractor was developed by ArvinMeritor as project leader and in collaboration with Navistar International Corporation and Cummins and is comprised of a proprietary motor/generator unit, high capacity lithium ion batteries, as well as the overall power-management system.
Products

     ArvinMeritor designs, develops, manufactures, markets, distributes, sells, services and supports a broad range of products for use in the transportation and industrial sectors. In addition to sales of original equipment systems and components, we provide our original equipment, aftermarket and remanufactured products to vehicle OEMs, their dealers (who in turn sell to motor carriers and commercial vehicle users of all sizes), independent distributors, and other end-users in certain aftermarkets.

     The following chart sets forth, for each of the three fiscal years with the most recent ended September 30, 2010, information about product sales for our Core Business products comprising more than 10% of consolidated revenue in any of those years. A narrative description of our principal products follows the chart.

     Product Sales:

	Fiscal Year Ended
	September 30,
	2010	2009	2008
Axles, Undercarriage and Drivelines	73%	73%	76%
Brakes and Braking Systems	24%	25%	23%
Other	3%	2%	1%
Total:	100%	100%	100%

     Continuing Operations - Core Business

     The three segments included in our continuing operations, which we refer to as our Core Business, manufacture and supply the products set forth and described below.

     Axles, Undercarriage & Drivelines

     We believe we are one of the world's leading independent suppliers of axles for medium- and heavy-duty commercial vehicles, with axle manufacturing facilities located in North America, South America, Europe and the Asia/Pacific regions. Our extensive truck axle product line includes a wide range of front steer axles and rear drive axles. Our front steer and rear drive axles can be equipped with our cam, wedge or air disc brakes, automatic slack adjusters, complete wheel-end equipment such as hubs, rotors and drums, and (through our WABCO joint venture) anti-lock braking systems (“ABS”) and stability control and vehicle stability control systems.

     We supply heavy-duty axles in certain global regions, for use in numerous off-highway vehicle applications, including construction, material handling, and mining. We also supply axles for use in medium- and heavy-duty military tactical wheeled vehicles, principally in North America. These products are designed to tolerate high tonnage and operate under extreme geographical and climate conditions. In addition, we have other off-highway vehicle products that are currently in development for certain other regions. We also supply axles for use in buses, coaches and recreational vehicles, fire trucks and other specialty vehicles in North America, Asia-Pacific and Europe, and believe we are the leading supplier of bus and coach axles in North America.

     We manufacture heavy-duty trailer axles, with a leadership position in North America. Our trailer axles are available in more than 40 models in capacities from 20,000 to 30,000 pounds for virtually all heavy trailer applications and are available with our broad range of suspension modules, brake products, including drum brakes, disc brakes, anti-lock and trailer stability control systems, and ABS (through our WABCO joint venture).

     We supply universal joints and driveline components, including our Permalube™ universal joint and RPL Permalube™ driveline, which are low maintenance, permanently lubricated designs used often in the high mileage on-highway market. We supply drivelines in a variety of global regions, for use in numerous on -highway vehicle applications, including construction, material handling and mining. We supply transfer cases and drivelines for use in medium- and heavy-duty military tactical wheeled vehicles, principally in North America. We also supply transfer cases for use in specialty vehicles in North America. Anti-lock brakes and stability control systems (which we supply through our WABCO joint venture) are also used in military vehicles and specialty vehicles. In addition, we supply trailer air suspension systems and products in Europe with an increasing market presence in North America. We also supply advanced suspension modules for use in light-, medium- and heavy-duty military tactical wheeled vehicles, principally in North America.

     Through a joint venture, we develop, manufacture and sell truck suspensions, trailer axles and suspensions and related wheel-end products in the South American market. We believe this joint venture has a number one product position in suspension and trailer axles in the South American market.

   Brakes and Braking Systems

     We believe we are a leading independent supplier of air brakes to medium- and heavy-duty commercial vehicle manufacturers in North America and Europe. In Brazil, one of the largest truck and trailer markets in the world, we believe that Master Sistemas Automotivos Limitada, our 49%-owned joint venture with Randon S. A. Vehiculos e Implementos, is a leading supplier of brakes and brake-related products.

     Through manufacturing facilities located in North America, Asia-Pacific and Europe, we manufacture a broad range of foundation air brakes, as well as automatic slack adjusters for brake systems. Our foundation air brake products include cam drum brakes, which offer improved lining life and tractor/trailer interchangeability; air disc brakes, which provide enhanced stopping distance and improved fade resistance for demanding applications; wedge drum brakes, which are lightweight and provide automatic internal wear adjustment; hydraulic brakes; and wheel-end components such as hubs, drums and rotors.

     Our brakes and brake system components also are used in medium- and heavy-duty military tactical wheeled vehicles, principally in North America. We also supply brakes for use in buses, coaches and recreational vehicles, fire trucks and other specialty vehicles in North America and Europe, and we are the leading supplier of bus and coach brakes in North America, and also supply brakes for buses and coaches in Asia-Pacific.

     U.S. Federal regulations require that new medium- and heavy-duty vehicles sold in the United States be equipped with ABS. We believe that, Meritor WABCO Vehicle Control Systems, our 50%-owned joint venture with WABCO, is a leading supplier of ABS and a supplier of other electronic and pneumatic control systems (such as stability control and collision avoidance systems) for North American heavy-duty commercial vehicles. The joint venture also supplies hydraulic ABS to the North American medium-duty truck market and produces stability control and collision mitigation systems for tractors and trailers, which are designed to help maintain vehicle stability and aid in reducing tractor-trailer rollovers and other incidents.

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

     Discontinued Operations - Light Vehicle Systems

     Roof and Door Systems

     Our Body Systems business supplies sunroofs and roof systems’ products, including panoramic roof modules, tilt and slide sunroof modules and complete roof systems, for use in passenger cars, light trucks and sport utility vehicles. Our roof systems’ manufacturing facilities are located in Europe, China and North America. Body Systems also supplies integrated door modules and systems, including manual and power window regulators and access control systems and components such as modular and integrated door latches, actuators, trunk and hood latches and fuel flap locking devices. Our power and manual door system products utilize numerous technologies, including our own electric motors with electronic function capabilities such as anti-squeeze technologies. We manufacture door system components at plants primarily in Europe, China and North America. We have entered into a definitive agreement to sell the Body Systems business in its entirety to an affiliate of Inteva Products, LLC, and expect to close this transaction during calendar year 2010.

     Other products

     We assembled upper and complete corner modules as well as front and rear cross vehicle suspension modules in the United States. These activities were carried out both at our Detroit, Michigan facility and our Belvidere, Illinois facility. We discontinued these activities during 2010 through the non-renewal of the business in Detroit when the contract expired and by selling our Belvidere operation in August, 2010. We also make ride control parts (shock absorbers) for sales in Europe and make and distribute gas springs for industrial applications. Through our 57% owned joint venture, MSSC, which we sold on October 30, 2009, we supplied products used in suspension systems for passenger cars, light trucks and sport utility vehicles in North America. Our suspension system products, which were manufactured at facilities in the United States and Canada, included coil springs, stabilizer bars and torsion bars.

Customers; Sales and Marketing

     ArvinMeritor has numerous customers worldwide and has developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 66% of our total sales from continuing operations in fiscal year 2010. Sales to AB Volvo and Navistar International Corporation represented approximately 21 percent and 11 percent of our sales in fiscal year 2010. No other customer accounted for 10% or more of our total sales in fiscal year 2010.

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

     We have established leading positions in many of the markets we serve as a global supplier of a broad range of drivetrain systems, modules and components. Based on available industry data and internal company estimates, our market leading positions include independent truck drive axles (i.e. those manufactured by an independent, non-captive supplier) in North America, Europe, South America and India, truck drivelines in North America, truck air brakes in North America, South America (through a joint venture) and Europe and military wheeled vehicle drivetrain, suspension and brakes in North America.

     Our global customer portfolio includes companies such as AB Volvo, Navistar International Corporation, MAN, Ford, Daimler AG, BAE Systems, Iveco and PACCAR, Inc.

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

     Our product offerings allow us to service all stages of our customers’ vehicle ownership lifecycle. In North America, we stock and distribute hundreds of parts from top national brands to our customers or what we refer to as our “all makes” strategy. Also, as part of our growth strategy, we employ what we believe to be world class remanufacturing processes that allow us to offer highly engineered genuine remanufactured components to our customers in North America and Europe. Our district field managers call on our OEM and independent customers to market our full product line capabilities on a regular basis to seek to ensure that we satisfy our customers’ needs. Our aftermarket business sells products under the following brand names: Meritor; Meritor Wabco; Euclid; Trucktechnic; and Mascot Truck Parts.

     Based on available industry data and internal company estimates, our North America aftermarket business has the market leadership position for the products in which we participate.

     Discontinued Operations - Light Vehicle Systems

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

     Our major competitors for axles are Dana Holding Corp. and, in certain markets, OEMs that manufacture axles for use in their own products. Emerging competitors for axles include Daimler Truck North America’s Axle Alliance Company, American Axle Corporation and in China Hande and Ankai. Our major competitors for brakes are Haldex, WABCO, Brembo, Bendix/Knorr Bremse and, in certain markets, OEMs that manufacture brakes for use in their own products. Our major competitors for industrial applications are ZF, MAN, AxleTech International, Marmon-Herrington, Dana Holding Corp., Knorr, Kessler & Co., Carraro, NAF, Sisu and, in certain markets, OEMs that manufacture industrial products for use in their own vehicles. Our major competitors for trailer applications are Hendrickson, BPW and SAF-Holland. Our major competitors for light vehicle roof systems are Webasto, Inalfa and Aisin and for light vehicle door and access control systems are Brose, Intier, Kiekert AG, Mitsui, Valeo, Aisin and Grupo Antolin.

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

     Although the cost of our core products is susceptible to changes in overall steel commodity prices, including ingredients used for various grades of steel, we generally structure our major steel supplier and customer contracts to absorb and pass on normal market fluctuations in steel prices with minimal impact on our operating results. In 2008, there was a sudden and extraordinary surge in the price of steel, energy and other commodities. In response, we pursued incremental recovery of, in some cases, monthly increases in such costs through surcharges or other pricing arrangements with our entire affected customer base in order to mitigate the impact on our operating margins. The price of steel stabilized during fiscal year 2009 and was relatively stable during fiscal year 2010. However, we are beginning to see an increase in prices with higher demand due to improvement in economic conditions. Significant future volatility in the commodity markets – including a global shortage of scrap steel, a rapid escalation in the price of critical raw materials such as iron ore, coking coal and metal alloys, and higher fuel and energy costs – may require us to continue this practice of monthly increases through surcharges or pricing arrangements until these costs stabilize. In addition, if supplies are inadequate for our needs, or if prices remain at current levels or increase and we are unable to either pass these prices to our customer base or otherwise mitigate the costs, our operating results could be further adversely affected.

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

     Divestitures

     As part of our strategy to refocus our business and dedicate our resources to our core capabilities, we regularly review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. In an effort to execute our long-term strategy to transform our company away from the light vehicle business to focus on the commercial vehicle and industrial business, we completed the following initiatives since the beginning of fiscal year 2008 (see Note 3 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below):
  In fiscal year 2009, we completed the sale of our 51 percent interest in Gabriel de Venezuela to the joint venture partner.

  In fiscal year 2009, we completed the sale of our Gabriel Ride Control Products North America business to an affiliate of OpenGate Capital.

  In fiscal year 2009, we completed the sale of our Wheels business to Iochpe-Maxion S.A., a Brazilian producer of wheels and frames for commercial vehicles, railway freight cars and castings.

  In fiscal year 2010, we completed the sale of our 57 percent interest in MSSC to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD.

  In fiscal year 2010, we completed the sale of our module assembly operations in Belvidere, Illinois.

  In fiscal year 2010, we entered into an agreement to sell our Body Systems business to an affiliate of Inteva Products, LLC. We expect to complete the sale by the end of the calendar year, subject to receiving regulatory approval and other pre-closing matters.
     Restructuring Programs

     Performance Plus: The company implemented Performance Plus, a long-term profit improvement and cost reduction initiative, in fiscal year 2007. As part of this program, we identified significant restructuring actions intended to improve our global footprint and cost competitiveness by eliminating up to 2,800 positions in North America and Europe and consolidating and combining certain global facilities, with costs to be incurred over several years. Majority of the restructuring actions associated with our Performance Plus program were complete as of September 30, 2010, with remaining costs of approximately $10 million expected to be incurred in fiscal year 2011.

     Fiscal Year 2009 Actions: In addition to Performance Plus, in fiscal year 2009, we implemented a number of restructuring programs and other initiatives to generate cost reductions and partially mitigate adverse market conditions. These actions included:
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
     In fiscal year 2009, our Core Business achieved an estimated $195 million in savings related to these significant Fiscal Year 2009 actions. We estimated approximately $48 million of these savings related to temporary cost reduction measures associated with the suspension of annual variable incentive compensation, 401(k) employer matching contributions and salary reductions, which savings were not repeated in 2010 due to the discontinuance of these temporary measures. In addition, approximately $50 million of these savings are related to variable labor which would be expected to increase as market volumes recover. Temporary cost reductions implemented in fiscal year 2009 were fully reinstated in fiscal year 2010. Fiscal Year 2009 Actions were complete as of September 30, 2010.

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

     Restructuring costs – continuing operations

     Performance Plus: In our continuing operations, we recorded restructuring costs of $5 million and $32 million in fiscal years 2010 and 2009, respectively, related to Performance Plus. No costs were incurred in continuing operations under this program in fiscal year 2008. Total cumulative costs recorded in continuing operations for Performance Plus programs are $53 million. These costs primarily include $27 million for estimated employee severance benefits, $16 million associated with pension termination benefits, and $10 million of asset impairment charges associated with certain facility closures. In fiscal year 2009, we closed our Commercial Truck manufacturing facility in Tilbury, Ontario, Canada (Tilbury). We recognized restructuring costs of approximately $30 million in fiscal year 2009 associated with this closure for estimated employee severance benefits, pension termination benefits under the terms of the Tilbury retirement plans and certain asset impairment charges. A portion of the cash payments associated with this closure were incurred in fiscal year 2010, with remaining cash payments expected to be made in 2011 and 2012. In fiscal year 2009, the company also announced the closure of its Commercial Truck facility in Carrollton, Kentucky (Carrollton) and recognized approximately $2 million of restructuring costs. We closed this facility in fiscal year 2010.

     Fiscal Year 2009 Actions: We have recognized in our continuing operations approximately $29 million of restructuring costs in connection with our Fiscal Year 2009 actions for severance and related benefits, of which $4 and $23 million were paid in fiscal year 2010 and 2009, respectively.

     Restructuring costs – discontinued operations

     Performance Plus: We recorded restructuring costs in discontinued operations of $23 million and $20 million in fiscal years 2009 and 2008, respectively, related to Performance Plus. No costs were incurred by our discontinued operations under this program in fiscal year 2010. Total cumulative costs recorded in discontinued operations for Performance Plus programs are $92 million. These costs primarily include $74 million for estimated employee severance benefits and $9 million of asset impairment charges associated with certain facility closures and $9 million for facility shutdown and other related costs, primarily pension termination benefits. We announced in fiscal year 2009 the closure of our coil spring operations in Milton, Ontario, Canada (Milton), which is part of MSSC. Costs associated with this closure were $16 million, primarily for employee severance and pension termination benefits. We completed the sale of our interest in MSSC in the first quarter of fiscal year 2010. Accordingly, these restructuring liabilities were assumed by the purchaser.

     Fiscal Year 2009 Actions: We have recognized in our discontinued operations approximately $17 million of restructuring costs in connection with our Fiscal Year 2009 actions for severance and related benefits.

     Fiscal Year 2010 LVS Actions: Fiscal Year 2010 LVS Actions are primarily related to employee termination benefits, including those associated with the wind down or divestiture of certain LVS Chassis businesses. We incurred approximately $6 million of restructuring costs in fiscal year 2010 associated with these actions. Additional costs expected to be incurred for programs under these actions are not expected to be significant.

     Restructuring costs associated with discontinued operations are included in income (loss) from discontinued operations in the accompanying Consolidated Statement of Operation in Item 8. Financial Statements and Supplementary Data.

     See Item 1A. Risk Factors for information on certain risks associated with strategic initiatives.

Joint Ventures

     As the industries in which we operate have become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. As of September 30, 2010, our continuing operations participated in the following non-consolidated joint ventures:

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

     Aggregate sales of our non-consolidated joint ventures were $1,474 million, $868 million and $1,396 million in fiscal years 2010, 2009 and 2008, respectively.

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

Research and Development

     We have significant research, development, engineering and product design capabilities. We spent $68 million in fiscal year 2010, $54 million in fiscal year 2009 and $57 million in fiscal year 2008 on company-sponsored research, development and engineering. We employ professional engineers and scientists globally, and have additional engineering capabilities through contract arrangements in low-cost countries. We also have advanced technical centers in North America, Europe and Asia-Pacific (primarily in India and China). We recently expanded our technical center in Bangalore, India.

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

     Our registered trademarks ArvinMeritor® and Meritor® are important to our business. Other significant trademarks owned by us include Euclid®, Mascot TM and TRUCKTECHNIC TM for aftermarket products.

     Substantially all of our U.S. held intellectual property is subject to a first priority perfected security interest securing our obligations to the lenders under our credit facility. See Note 16 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Employees

     At September 30, 2010, we had approximately 14,051 full-time employees. At that date, 318 employees in the United States and Canada were covered by collective bargaining agreements and most of our facilities outside of the United States and Canada were unionized. We believe our relationship with unionized employees is satisfactory.

     Our collective bargaining agreement with the Canadian Auto Workers (“CAW”) at our brakes facility in Ontario, Canada, expired on June 3, 2006. On June 4, 2006, we announced that, after lengthy negotiations, a new tentative agreement with the CAW had not yet been reached and, as a result, we had suspended operations at the facility. On June 12, 2006, we reached a tentative agreement with the CAW, which was subsequently ratified on June 14, 2006, and resumed operations. As a result of this work stoppage, we experienced temporary manufacturing inefficiencies and incurred certain costs in order to return to normal production. In fiscal year 2009, we closed the above mentioned brake facility in Ontario, Canada. Other than the foregoing, no significant work stoppages have occurred in the past five years.

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

     We have been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. In addition to Superfund sites, various other lawsuits, claims and proceedings have been asserted against us, alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. We have established reserves for these liabilities when they are considered to be probable and reasonably estimable. See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information as to our estimates of the total reasonably possible costs we could incur and the amounts recorded as a liability as of September 30, 2010, and as to changes in environmental accruals during fiscal year 2010.

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

International Operations

     We believe our international operations provide us with geographical diversity and help us to weather the cyclical nature of our business. Approximately 65 percent of our total assets as of September 30, 2010 and 62 percent of fiscal year 2010 sales from continuing operations were outside the U.S.. See Note 24 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for financial information by geographic area for the three fiscal years ended September 30, 2010.

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

     Fiscal year 2009 was extremely difficult for us and the industries in which we participate, with sharp declines in production and sales volumes in substantially all regions, which started in November 2008. Although in fiscal 2010 we saw varying levels of improvement from fiscal year 2009 low points, as shown in the below table, we expect production volumes in North America and Europe, our largest markets, to continue to gradually recovery to historical norms. Production volumes in South America and Asia-Pacific markets have generally returned to historically strong levels.

     The following table sets forth estimated vehicle production in principal markets we serve for the last five fiscal years based on available industry sources and management’s estimates:

	Year Ended September 30,
	2010	2009	2008	2007	2006
Estimated Commercial Vehicle production (in thousands):
North America, Heavy-Duty and Medium Trucks	219	204	316	422	568
North America, Trailers	116	95	176	275	312
Europe, Heavy- and Medium-Duty Trucks	265	252	562	480	439
South America, Heavy- and Medium-Duty Trucks	172	118	161	127	107

Available Information

     We make available free of charge through our web site (www.arvinmeritor.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings we make with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed.

Cautionary Statement

     This Annual Report on Form 10-K contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. There are risks and uncertainties relating to the company’s announced plans to divest the body systems business of LVS, including the timing and certainty of completion of the sale and the fulfillment of closing conditions, some of which may not be within the company’s control. Until the closing of any sale, the company will be responsible for the operation of this business. Therefore, it is possible that an extended process could result in operating losses and cash requirements for which the company would be responsible, especially if economic conditions begin again to destabilize. In addition, although the company currently expects to sell the entire business, if the company fails to do so, the company may consider other available options, including restructuring and multiple sales of portions of the business (which may involve substantial costs and the potential to lose new or replacement customer awards due to the uncertainty as to the future of the business). In addition, actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market cycles and conditions, including the recent global economic crisis; the demand for commercial, specialty and light vehicles for which we supply products; reduced production for certain military programs and the return of volumes of selected long-term military contracts to more normalized levels; availability and sharply rising costs of raw materials, including steel; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); whether the liquidity of the company will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of the company’s suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations and the ability to achieve the expected benefits of restructuring actions; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of the company’s debt; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; the outcome of actual and potential product liability, warranty and recall claims; rising costs of pension and other postretirement benefits; and possible changes in accounting rules; as well as other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of this Annual Report on Form 10-K: Item 1. Business, “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Strategic Initiatives”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

     It is our intent to divest our Body Systems business in the most economically advantageous way possible. On August 3, 2010, we entered into an agreement to sell our Body Systems business to an affiliate of Inteva Products, LLC, for a purchase price of approximately $35 million ($20 million of which is in cash at closing and the remaining as a promissory note), before potential adjustments for items such as working capital fluctuations. We expect to complete the sale by the end of calendar year 2010, subject to receiving regulatory approvals and other customary closing conditions (see “Corporate Transformation” above).

     There are significant risks and uncertainties inherent in the sales process, including the timing and certainty of completion of the transaction and the fulfillment of closing conditions, some of which may not be within the company’s control. Until the closing of any sale, we will be responsible for the operation of this business. Therefore, it is possible that delays in achieving certain closing conditions could result in operating losses and cash requirements for which we would be responsible, especially if economic conditions begin again to destabilize. In addition, although we currently expect to complete the announced sale of the entire business, if we fail to do so, we would consider all available options, including pursuing an alternative sales process with alternative potential buyers, multiple sales of portions of the business, and restructuring the business (which may involve substantial costs and the potential to lose new or replacement customer awards due to the uncertainty as to the future of the business).

Continued production and sales volume declines in the commercial and automotive vehicle markets may adversely affect our results of operations, our ability to fund our liquidity requirements and our ability to meet our long-term commitments.

     In our fiscal year 2009, the substantial uncertainty and significant deterioration in the worldwide credit markets, the global economic downturn and the current climate in the U.S. and other economies severely diminished demand for our customers’ products. As a result, commercial and automotive production and sales volumes declined significantly in most markets and adversely affected the amount of cash flows generated from operations for meeting the needs of our business. Although recovered from 2009 low points, volumes in fiscal year 2010 in certain markets continued to be at reduced levels compared to historical norms and the impact of these lower volumes continued to impact our business in fiscal year 2010. We expect production volumes in North America and Europe, our largest markets, to continue at reduced levels in the near term with gradual recovery to historical norms. Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control.

     Our levels of fixed costs can make it difficult to adjust our cost base to the extent necessary, or to make such adjustments on a timely basis, and the continued volume declines can result in non-cash impairment charges as the value of certain long-lived assets is reduced. As a result, our financial condition and results of operations have been and would be expected to continue to be adversely affected during periods of prolonged declining production and sales volumes in the commercial vehicle markets and, to a lesser extent going forward, the automotive vehicle markets.

     The negative impact on our financial condition and results of operations from continued volume declines could also have negative effects on our liquidity. If cash flows are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs; however, we cannot predict whether that funding will be available or will be available on commercially reasonable terms. In addition, in the event of reduced sales, levels of receivables decline, which leads to a decline in funding available under our U.S. receivables facility or under our European factoring arrangements.

We operate in an industry that is cyclical and that has periodically experienced significant year-to-year fluctuations in demand for vehicles; we also experience seasonal variations in demand for our products.

     The industries in which we operate have been characterized historically by periodic fluctuations in overall demand for medium- and heavy-duty trucks and other vehicles for which we supply products, resulting in corresponding fluctuations in demand for our products. The length and timing of the cyclical nature of the vehicle industry cannot be predicted with certainty.

     Production and sales of the vehicles for which we supply products generally depend on economic conditions and a variety of other factors that are outside our control, including customer spending and preferences, labor relations and regulatory requirements. In particular, demand for our Commercial Truck segment products can be affected by a pre-buy before the effective date of new regulatory requirements, such as changes in emissions standards. Historically, implementation of new, more stringent, emissions standards, has increased heavy-duty truck demand in the U.S. market prior to the effective date of the new regulations, and correspondingly decreased this demand after the new standards are implemented. However, it is uncertain as to whether this trend will continue and any expected increase in the heavy-duty truck demand prior to the effective date of new emissions standards may be offset by the current instability in the financial markets and resulting economic contraction in the U.S. and worldwide markets.

     Sales from the aftermarket portion of our Aftermarket & Trailers segment depend on overall levels of truck ton miles and gross domestic product (GDP) and may be influenced by times of slower economic growth or economic contraction based on the average age of commercial truck fleets.

     We may also experience seasonal variations in the demand for our products to the extent that vehicle production fluctuates. Historically, for our Core Business (other than the aftermarket), demand has been somewhat lower in the quarters ended September 30 and December 31, when OEM plants may close during model changeovers and vacation and holiday periods.

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

     In addition, disruptions in the capital and credit markets, as have been experienced in the past few years, could adversely affect our ability to draw on our revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from ArvinMeritor and other borrowers within a short period of time. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

Continued fluctuation in the prices of raw materials and transportation costs has adversely affected our business and, together with other factors, will continue to pose challenges to our financial results.

     Prices of raw materials, primarily steel and oil, for our manufacturing needs and costs of transportation continued to increase sharply and to have a negative impact on our operating income in fiscal year 2008. In 2008, we pursued recovery of, in some cases, monthly increases in such costs through surcharges or other pricing arrangements with our entire affected customer base in order to mitigate the impact on our operating margins. The price of steel stabilized during fiscal year 2009. However, there was a delayed effect of the decrease, and the price of steel continues to challenge our industry. While steel prices have been relatively stable during fiscal year 2010, we are beginning to see an increase in prices with higher demand due to improvement in economic conditions. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, our operating income could continue to be adversely affected.

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

     During fiscal year 2010, sales to AB Volvo and Navistar International Corporation represented approximately 21 percent and 11 percent of our sales from continuing operations. No other customer accounted for 10% or more of our total sales from continuing operations in fiscal year 2010. For fiscal year 2010, our Core Business’ three largest customers were AB Volvo, Navistar International Corporation and Daimler AG.

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

     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. While we employ financial instruments to hedge certain of our foreign currency exchange risks relating to these transactions, our efforts to manage these risks may not be successful. In addition, we translate sales and other results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2008 and 2010, our reported financial results have benefited from depreciation of the U.S.

dollar against foreign currencies whereas during fiscal year 2009, our reported financial results have been adversely affected by appreciation of the U.S. dollar against foreign currencies. We generally do not hedge against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies.

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

     We have a significant amount of facilities and operations outside the United States, including investments and joint ventures in developing countries. During fiscal 2010, approximately 62 percent of our sales were generated outside of the United States. Our strategy to grow in emerging markets may put us at risk due to the risks inherent in operating in such markets. In particular, we have grown, and intend as part of our strategy to continue to grow, in the emerging markets of China, India and Brazil. Our international operations are subject to a number of risks inherent in operating abroad, including, but not limited to:
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

     We have significant sales to U.S. Government contractors in the military vehicle market. Future sales from orders placed under our existing contracts with U.S. Government contractors are reliant on the continuing availability of Congressional appropriations. We and other companies that sell products to the U.S. defense establishment have benefited in recent years from an upward trend in overall U.S. defense spending in the last few years. In the latter part of fiscal 2010, however, we have seen reduced production for certain military programs versus prior year quarters, which had a negative impact on our Industrial segment profitability. We expect this trend to continue in the near term due to the production changeover of certain ongoing military programs that have been profitable for us in the past. In addition, we expect volumes of selected long-term military contracts to return to more normalized volume levels from the record production volumes of the past few years. Future defense budgets and appropriations for the military vehicles that our products supply also may be affected by possibly differing priorities of the current Administration, including budgeting constraints stemming from the economic recovery and stimulus programs. Reductions in appropriations for these military vehicles, unless offset by other programs and opportunities, could adversely affect our ability to maintain our sales and results of operations.

Our working capital requirements may negatively affect our liquidity and capital resources.

     Our working capital requirements can vary significantly, depending in part on the level, variability and timing of our customers' worldwide vehicle production and the payment terms with our customers and suppliers. As production volumes increase, our working capital requirements to support the higher volumes will increase. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangements to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts.

Our liquidity, including our access to capital markets and financing, could be constrained by limitations in the overall credit market, our credit ratings, our ability to comply with financial covenants in our debt instruments, and our suppliers suspending normal trade credit terms on our purchases.

     Upon expiration of our current revolving credit facility in 2014, we will require a new or renegotiated facility (which may be smaller and have less favorable terms than our current facility) or other financing arrangements. Our ability to access additional capital in the long-term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds, and there is no guarantee that we will be able to access additional capital.

     Standard & Poor's current corporate credit rating and senior secured credit rating for our company is B- and B, respectively. Moody's Investors Service corporate credit rating and senior secured credit rating for our company is B3 and Ba3, respectively. There are a number of factors, including our ability to achieve the intended benefits from restructuring and other strategic activities on a timely basis, that could result in further lowering of our credit ratings. The rating agencies' opinions about our creditworthiness may also be affected by their views of industry conditions generally, including their views concerning the financial condition of our major OEM customers. If the credit rating agencies perceive further weakening in the industry, they could lower our ratings. Declines in our ratings could reduce our access to capital markets, further increase our borrowing costs and result in lower trading prices for our securities.

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

     Availability under the revolving credit facility is subject to a collateral test, performed quarterly, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. Availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. securitization program, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2010 through and including the fiscal quarter ended June 30, 2011 and (ii) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012 and (iii) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity.

     If an amendment or waiver is needed (in the event we do not meet one of these covenants) and not obtained, we would be in violation of that covenant and the lenders would have the right to accelerate the obligations upon the vote of the lenders holding at least 51% of outstanding loans thereunder. A default under the senior secured credit facility could also constitute a default under our outstanding convertible notes as well as our U.S. receivables facility and could result in the acceleration of these obligations. In addition, a default under our senior secured credit facility could result in a cross-default or the acceleration of our payment obligations under other financing agreements. If our obligations under our senior secured credit facility and other financing arrangements are accelerated as described above, our assets and cash flow may be insufficient to fully repay these obligations, and the lenders under our senior secured credit facility could institute foreclosure proceedings against our assets.

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

     One of our subsidiaries, Maremont Corporation, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. We acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. We, along with many other companies, have also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of products of Rockwell International Corporation. Liability for these claims was transferred to us at the time of the spin-off of Rockwell’s automotive business to Meritor in 1997.

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

     The commercial and automotive vehicle industry, like other industries, continues to be impacted by the rising cost of pension and other postretirement benefits. In estimating our expected obligations under our pension and postretirement benefit plans, we make certain assumptions as to economic and demographic factors, such as discount rates, investment returns and health care cost trends. If actual experience as to these factors is worse than our assumptions, our obligations could increase. Due to the worldwide recession and its effect on our pension liabilities and related investments, our pension plans are under funded by $609 million as of September 30, 2010. As a result of this under funding, we may be required to increase our contributions to these plans.

Impairment in the carrying value of long-lived assets and goodwill could negatively affect our operating results and financial condition.

     We have a significant amount of long-lived assets and goodwill on our consolidated balance sheet. Under generally accepted accounting principles, long-lived assets, excluding goodwill, are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause our operating results and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment at least annually. If the carrying value of our reporting units exceeds their current fair value the goodwill is considered impaired and is reduced to fair value via a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include changes in the industries in which we operate, particularly the impact of the current downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, or other factors leading to reduction in expected long-term sales or operating results. If the value of long-lived assets or goodwill is impaired, our earnings and financial condition could be adversely affected.

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

     Our overall effective tax rate is equal to our total tax expense as a percentage of our total earnings before tax. However, tax expenses and benefits are determined separately for each tax paying component (an individual entity) or group of entities that is consolidated for tax purposes in each jurisdiction. Losses in certain jurisdictions which have valuation allowances against their deferred tax assets provide no current financial statement tax benefit unless required under the intra-

period allocation requirements of ASC Topic 740. As a result, changes in the mix of projected earnings between jurisdictions, among other factors, could have a significant impact on our overall effective tax rate.

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

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties.

     At September 30, 2010, our operating segments and our majority owned and minority owned joint ventures had the following facilities in the United States, Europe, South America, Canada, Mexico, Australia, South Africa and the Asia/Pacific region. For purposes of these numbers, multiple facilities in one geographic location are counted as one facility.

		Engineering Facilities, Sales
		Offices, Warehouses and
	Manufacturing Facilities	Service Centers
Commercial Truck	20	10
Industrial	10	4
Aftermarket & Trailer	9	10
LVS	24	8
Other	—	4
	63	36

     These facilities had an aggregate floor space of approximately 14 million square feet, substantially all of which is in use. We owned approximately 72% and leased approximately 28% of this floor space. Substantially all of our owned domestic plants and equipment are subject to liens securing our obligations under our revolving credit facility with a group of banks (see Note 16 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data). In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

     A summary of floor space of these facilities at September 30, 2010, is as follows:

	Owned Facilities					Leased Facilities
		Commercial	Aftermarket				Commercial	Aftermarket
Location	LVS	Truck	& Trailers	Industrial	Other	LVS	Truck	& Trailers	Industrial	Other	Total
United States	266,050	1,237,763	432,037	1,013,528	429,000	221,500	480,225	470,327	—	—	4,550,430
Canada	—	196,000	—	—	—	—	—	236,068	—	—	432,068
Europe	611,732	2,185,581	700,000	—	—	964,304	112,101	72,408	—	30,165	4,676,291
Asia/Pacific	64,584	—	—	672,359	—	250,741	—	57,705	857,151	—	1,902,540
Latin America	—	2,105,400	38,913	—	—	124,338	440,000	—	—	—	2,708,651
Total	942,366	5,724,744	1,170,950	1,685,887	429,000	1,560,883	1,032,326	836,508	857,151	30,165	14,269,980

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

5.
On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The cases have been consolidated into a multi-district litigation proceeding in Federal court for the Northern District of Illinois. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. On May 25, 2010, the Office of the Attorney General for the State of Washington informed the company that it also was investigating the allegations raised in these suits. On August 9, 2010, the County of Suffolk, New York, filed a complaint in the Eastern District of New York based on the same allegations. The case has been transferred to the multi-district litigation proceeding in Illinois. The company intends to vigorously defend the claims raised in all of these actions. The company is unable to estimate a range of exposure, if any, at this time.

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

Item 4A. Executive Officers of the Registrant.

     The name, age, positions and offices held with ArvinMeritor and principal occupations and employment during the past five years of each of our executive officers as of November 6, 2010, are as follows:

     Charles G. McClure, Jr., 57 – Chairman of the Board, Chief Executive Officer and President since August 2004. Chief Executive Officer of Federal-Mogul Corporation (automotive component supplier) from July 2003 to July 2004; and President and Chief Operating Officer of Federal-Mogul Corporation from January 2001 to July 2003.

     Vernon G. Baker, II, 57 – Senior Vice President and General Counsel since July 2000.

     Timothy E. Bowes, 47 – Vice President and President, Industrial, since November 6, 2009; Vice President and Managing Director, Asia Pacific since 2008; Vice President, Sales, Marketing & Product Strategy from 2007 – 2008; and General Manager, Specialty Sales & Service from 2005 – 2007. Prior to that he was Vice President, Sales, Hilite International.

     Jeffrey A. Craig, 50 – Senior Vice President and Chief Financial Officer since January 2009 and Acting Controller from May 2008 to January 2009. Senior Vice President and Controller from July 2007 to May 2008. Vice President and Controller of ArvinMeritor from May 2006 to July 2007; and President and Chief Executive Officer, Commercial Finance, of General Motors Acceptance Corporation (automotive and commercial finance, mortgage, real estate and insurance businesses) from 2001 to May 2006.

     Linda M. Cummins, 63 – Senior Vice President, Communications, since July 2000.

     Mary A. Lehmann, 51 – Senior Vice President, Strategic Initiatives, since July 2009 and Treasurer from July 2007 to July 2009. Vice President and Treasurer of ArvinMeritor from January 2006 to July 2007; Assistant Treasurer of ArvinMeritor from 2004 to January 2006; and Director, Affiliate Financing, of Ford Motor Company (automotive) from 2001 to 2004.

     Joseph L. Mejaly, 50 – Vice President and President, Aftermarket & Trailer since November 6, 2009; Vice President and General Manager, Commercial Vehicle Aftermarket from 2005 – 2009; Director, Customer Support from 2001 – 2005.

     Barbara G. Novak, 48 – Vice President and Secretary since January 2008 and appointed as an executive officer in January 2009. Senior Counsel, Securities of TRW Automotive Holdings Corp. (automotive) from 2002 to 2007.

     Larry Ott, 51 – Senior Vice President, Human Resources from August 3, 2010. Senior Vice president, GMAC Human Resources from 2006 – July 2010; Human Resources Director, Global Purchasing and Supply Chain, General Motors Corporation 2004-2005. Prior to that, held a variety of positions with General Motors Corporation since 1983.

     Carsten J. Reinhardt, 43 – Senior Vice President and Chief Operating Officer since November 6, 2009, Senior Vice President and President, Commercial Vehicle Systems from September 2006 to November 2009. Chief Executive Officer and President of Detroit Diesel Corporation (a subsidiary of DaimlerChrysler AG) from March 2003 to September 2006; and General Manager and Vice President-Operations for Western Star Trucks (a subsidiary of DaimlerChrysler AG) from March 2001 to March 2003.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     ArvinMeritor's common stock, par value $1 per share (“Common Stock”), is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol "ARM." On November 12, 2010, there were 22,287 shareowners of record of ArvinMeritor's Common Stock.

     The high and low sale prices per share of ArvinMeritor Common Stock for each quarter of fiscal years 2010 and 2009 were as follows:

	Fiscal Year 2010		Fiscal Year 2009
Quarter Ended	High	Low	High	Low
December 31	$12.00	$6.80	$13.70	$2.21
March 31	14.29	8.90	3.99	0.32
June 30	17.22	12.21	4.42	0.65
September 30	17.00	11.95	9.29	3.14

     Quarterly cash dividends in the amount of $0.10 per share were declared and paid in the first quarter of the fiscal year 2009 and none in the four quarters of fiscal year 2010. This dividend was suspended in February of 2009. Our payment of cash dividends and the amount of the dividend are subject to review and change at the discretion of our Board of Directors.

     See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on securities authorized for issuance under equity compensation plans.

     Issuer repurchases

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 5 of this Report on Form 10-K. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares so withheld in the fourth quarter of fiscal year 2010.

Shareowner Return Performance Presentation

     The line graph below compares the cumulative total shareowner return of the S&P 500 and a peer group of companies for the period from September 30, 2005 to September 30, 2010, assuming a fixed investment of $100 at the respective closing prices on the last day of each fiscal year and reinvestment of cash dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ArvinMeritor, Inc., the S&P 500 Index
and a Peer Group

*$100 invested on 9/30/05 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/05	9/06	9/07	9/08	9/09	9/10
ArvinMeritor, Inc.	100.00	87.44	105.53	84.33	52.47	104.27
S&P 500 (1)	100.00	110.79	129.01	100.66	93.70	103.22
Peer Group (2)	100.00	114.75	189.19	131.26	125.85	195.58
____________________

(1)	Standard & Poor’s 500 Market Index.

(2)
We believe that a peer group of representative independent automotive suppliers of approximately comparable size and products to ArvinMeritor is appropriate for comparing shareowner return. The peer group consists of BorgWarner, Inc., Cummins Inc., Dana Holding Corp., Eaton Corporation, Johnson Controls, Inc., Lear Corporation, Superior Industries International, Inc., Tenneco, Inc. and Visteon Corporation. This peer group is the same as the group utilized in the performance chart in the Annual Report on Form 10-K for the fiscal year ended September 30, 2009 except that Delphi Corporation, which ceased trading in November 2009, was dropped from the peer group this year.

     The information included under the heading “Shareowner Return Performance Presentation” is not to be treated as “soliciting material” or as “filed” with the SEC, and is not incorporated by reference into any filing by the company under the Securities Act of 1933 or the Securities Exchange Act of 1934 that is made on, before or after the date of filing of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

     The following sets forth selected consolidated financial data. The data should be read in conjunction with the information included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data below. Prior periods have been recast to reflect our former LVS business segment as discontinued operations. Prior periods have also been restated for the retroactive adoption of Accounting Standards Codification Topic 470-20, “Debt with Conversion and Other Options” (see Note 2 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.)

	Year Ended September 30,
	2010	2009	2008	2007	2006
SUMMARY OF OPERATIONS
Commercial Truck	$1,960	$1,566	$2,922	$2,621	$2,764
Industrial	951	888	1,117	854	697
Aftermarket & Trailer	969	954	1,183	1,090	1,092
Intersegment Sales	(290)	(333)	(403)	(360)	(374)
Total Continuing Operations	$3,590	$3,075	$4,819	$4,205	$4,179

Operating Income	$116	$10	$164	$32	$128
Income (Loss) Before Income Taxes	60	(68)	115	(47)	30
Net Income Attributable to Noncontrolling Interests	(14)	(12)	(15)	(15)	(14)
Net Income (Loss) Attributable to ArvinMeritor, Inc.:
Income (Loss) from Continuing Operations	$(2)	$(747)	$(57)	$(70)	$68
Income (Loss) from Discontinued Operations	14	(441)	(48)	(152)	(244)
Net Income (Loss)	$12	$(1,188)	$(105)	$(222)	$(176)

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$(0.02)	$(10.31)	$(0.79)	$(0.99)	$0.98
Discontinued Operations	0.16	(6.08)	(0.67)	(2.16)	(3.52)
Basic Earnings (Loss) per Share	$0.14	$(16.39)	$(1.46)	$(3.15)	$(2.54)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$(0.02)	$(10.31)	$(0.79)	$(0.99)	$0.98
Discontinued Operations	0.16	(6.08)	(0.67)	(2.16)	(3.48)
Diluted Earnings (Loss) per Share	$0.14	$(16.39)	$(1.46)	$(3.15)	$(2.50)

Cash Dividends per Share	$—	$0.10	$0.40	$0.40	$0.40

FINANCIAL POSITION AT SEPTEMBER 30
Total Assets	$2,879	$2,505	$4,639	$4,751	$5,489
Short-term Debt	—	97	240	18	56
Long-term Debt	1,029	995	970	1,030	1,126

     Income (loss) from continuing operations attributable to ArvinMeritor, Inc. in the selected financial data information presented above includes the following items specific to the period of occurrence (in millions):

	Year Ended September 30,
	2010	2009	2008	2007	2006
Pretax items:
Restructuring costs	$(6)	$(61)	$—	$(16)	$(6)
Asset impairment charges	(2)	(14)	—	—	—
Gain on divestitures of businesses	—	—	—	3	23
Environmental remediation charges	(6)	(1)	(3)	(2)	(8)
Impact of pension plan freeze	7	—	—	—	—
After tax items:
Non-cash charge on repatriated earnings	—	—	(68)	—	—
Deferred tax asset valuation allowance benefit (expense)	9	(644)	(46)	—	—

     Income (loss) from discontinued operations attributable to ArvinMeritor, Inc. in the selected financial data information presented above includes the following items specific to the period of occurrence (in millions):

	Year Ended September 30,
	2010	2009	2008	2007	2006
Pretax items:
Gain (loss) on divestitures of businesses, net	$5	$(10)	$(16)	$(200)	$28
Restructuring costs	(6)	(40)	(20)	(49)	(27)
Long-lived assets and goodwill impairment	—	(265)	—	12	(332)
(charges) reversals
Charge for indemnity obligation	—	(28)	—	—	—
After tax items:
Non-cash charge on repatriated earnings	—	—	(69)	—	—

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

     In fiscal year 2010, we saw varying levels of improvement in production and sales volumes from fiscal year 2009 low points. Fiscal year 2009 was extremely difficult for us and the industries in which we participate, with sharp declines in production and sales volumes. We expect production volumes in North America and Europe, our largest markets, to continue to gradually recover to historical norms. Production volumes in South America and Asia-Pacific markets have generally returned to historically strong levels. While we have been unable to fully offset the impact of recent market declines, we are focused on actions to improve our market share and diversification strategies to help offset the decline. These strategies are also expected to position us well as markets recover. In addition, we responded to the weakness in global business conditions in fiscal year 2009 by aggressively lowering our ‘break-even’ point through comprehensive restructuring and cost-reduction initiatives and focused on improving cash flow by maintaining tight controls on global inventory, pursuing working capital improvements, reducing capital spending and significantly reducing discretionary spending. We believe the lower cost base that we have established through our disciplined approach to cost reductions should improve our ability to convert incremental sales to profitable returns as the markets we supply continue to recover.

     Our financial results for the fiscal year ended September 30, 2010 as compared to the prior year were significantly improved. Net income for the year ended September 30, 2010 was $12 million compared to a net loss of $1,188 million in the prior year. Loss from continuing operations in fiscal year 2010 was $2 million, or $0.02 per diluted share, compared to a loss of $747 million, or $10.31 per diluted share, in the prior year. Net income and loss from continuing operations for the fiscal year ended September 30, 2010 include approximately $7 million of income as a result of the pension curtailment triggered by the freeze of our U.K. pension plan during the fourth quarter. Full year results also include a $6 million gain on settlement of a note receivable and a $13 million charge associated with the extinguishment of certain debt during the year. The net impact of these items was not material to the net results of operations for the fiscal year 2010. Loss from continuing operations in fiscal year 2009 included non-cash charges associated with deferred tax asset valuation allowances of $644 million and restructuring costs of $61 million related to cost reduction actions implemented to offset the steep decline in 2009 production volumes. Adjusted EBITDA (see Non-GAAP financial measures below) for the fiscal year ended September 30, 2010 was $248 million compared to $175 million in fiscal year 2009. The significantly improved Adjusted EBITDA performance is primarily due to the increased sales compared to the prior year, and, to a lesser extent, the cost reductions implemented in fiscal year 2009.

     Cash flows from operating activities was $211 million in fiscal year 2010 compared to an outflow of $295 million in the prior fiscal year. The significant improvement in cash flows in fiscal year 2010 was primarily due to increased earnings, improved working capital performance, including off-balance sheet accounts receivable factoring programs and higher cash flows provided by discontinued operations. We continue to focus on improving cash flow by maintaining tight controls on global inventory, pursuing working capital improvements, and monitoring capital and discretionary spending. At September 30, 2010, we had $343 million in cash and cash equivalents and $595 million of unutilized, readily-available commitments under our revolving credit and U.S. accounts receivable securitization facilities available to fund our ongoing operations.

   LVS Divestiture Update

     We have been in the process during the last two years of divesting our LVS businesses and transforming our company to focus solely on commercial vehicle and industrial markets. We believe this will allow us to focus on targeted investments with potentially higher margins. We have made substantial progress in the transformation of our company through the sale of many of our LVS businesses, with only the Body Systems business and a relatively minor portion of our Chassis business remaining. On August 3, 2010, we entered into an agreement to sell our Body Systems business to an affiliate of Inteva Products, LLC. The purchase price is approximately $35 million, including $20 million in cash at closing and a promissory note for $15 million before potential adjustments for items such as working capital fluctuations. Upon signing, $10 million of the purchase price was placed in escrow pending closing of the sale process. We expect to complete the sale by the end of calendar year 2010, subject to receiving regulatory approval and other pre-closing matters.

     In October 2009, we completed the sale of our 57 percent interest in MSSC, a joint venture that manufactures and sells automotive coil springs, torsion bars and stabilizer bars in North America, to our joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD (“MSM”) for a purchase price of $13 million, which included a cash dividend of $12 million received by the company in fiscal year 2009. Our chassis corner module assembly operations in the United States included two locations. We closed one of the locations after completion of the existing supply contracts in March 2010 and completed the sale of the operations at the second location in August 2010. With the closure and sale of the corner module assembly operations, we have completed our divestiture of all light vehicle chassis operations in the United States.

     Our remaining LVS chassis operations include two facilities in Europe. Our facility in Bonneval, France makes ride control parts (shock absorbers) for sales in Europe and our facility in Leicester, England makes and distributes gas springs for industrial applications. We continue to pursue strategic alternatives for these businesses which had combined sales of $22 million in fiscal year 2010.

     The results of operations and cash flows of all of our LVS businesses are presented in discontinued operations in the consolidated statements of operations and consolidated statement of cash flows and prior periods have been recast to reflect this presentation. The assets and liabilities of the Body Systems business and our two remaining LVS chassis operations are included in the assets and liabilities of discontinued operations in the consolidated balance sheet at September 30, 2010.

   Fiscal year 2010 Financing Transactions

     In fiscal year 2010, we completed various financing transactions (as described below), which significantly changed our capital structure and improved our liquidity. We believe these transactions will provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations.

     Credit Facility Refinancing: In February 2010 we amended and extended our revolving credit facility, which became effective February 26, 2010. Pursuant to the revolving credit facility as amended, we have a $539 million revolving credit facility (excluding $28 million, which is unavailable due to the bankruptcy of Lehman Brothers in 2008), $143 million of which matures in June 2011 for banks electing not to extend their original commitments (non-extending banks) and the remaining $396 million matures in January 2014 for banks electing to extend their commitments (extending banks).

     Equity and Debt Issuance: In March 2010, we completed an equity offering of 19,952,500 common shares, par value of $1 per share, at a price of $10.50 per share. The proceeds of the offering, net of underwriting discounts and commissions, were $200 million. Also in March 2010, we completed a public offering of debt securities consisting of $250 million of face value 8-year fixed rate 10-5/8 percent notes due March 15, 2018. The notes were issued at a discounted price of 98.024 percent of their principal amount. The proceeds from the sale of the notes, net of discount, were $245 million. These offerings were made pursuant to a shelf registration statement filed with the Securities and Exchange Commission on November 20, 2009, which became effective December 23, 2009 (the “Shelf Registration Statement”), registering $750 million aggregate debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale.

     Debt Repurchases: The net proceeds of the debt and stock offerings were primarily used to repurchase $175 million of our $276 million outstanding 8-3/4 percent notes due in 2012, and to repay amounts outstanding under our revolving credit facility and our U.S. accounts receivable securitization program. In June 2010, we purchased in the open market an additional $17 million of our outstanding 8-3/4 percent notes due in 2012. The notes were repurchased at 104.875 percent of their principal amount. Also in June 2010, we purchased $1 million of our 8-1/8 percent notes due in 2015. The notes were repurchased at 94.000 percent of their principal amount. We may continue to selectively purchase and retire outstanding notes as market conditions and our cash position support such actions.

   Trends and Uncertainties

     Production Volumes

     The following table reflects estimated commercial vehicle production volumes for selected original equipment (OE) markets based on available sources and management’s estimates.

	Year Ended September 30,
	2010	2009	2008	2007	2006
Estimated Commercial Vehicle production (in thousands):
North America, Heavy-Duty Trucks	145	129	194	246	352
North America, Medium-Duty Trucks	74	75	122	176	216
United States and Canada, Trailers	116	95	176	275	312
Western Europe, Heavy- and Medium-Duty Trucks	265	252	562	480	439
South America, Heavy- and Medium- Duty Trucks	172	118	161	127	107

     Although production volumes have increased in fiscal year 2010 compared to the prior year, in certain markets, mainly North American and European, they are still below historically normal levels.

     Segment Profitability

     Revenues in our Industrial segment during fiscal year 2010 reflect reduced production for certain military programs versus fiscal year 2009. These reductions had a negative impact on our Industrial segment profitability. We expect this trend to continue in the near term due to the production changeover of certain ongoing military programs and while certain new programs are being launched. In addition, we expect volumes of selected long-term military contracts to return to more normalized volume levels from the record production volumes of the past few years. If government defense spending decreases on selected programs or we are unable to secure new military contracts, it could have a longer term negative impact on our Industrial segment, and to a lesser extent on our Aftermarket and Trailer segment due to relatively lower sales of military service parts. Although sales in the Asia-Pacific region, which are included in our Industrial segment, have increased, they have not fully offset the impact on Adjusted EBITDA of lower military sales and there can be no assurances that they will do so going forward.

     Industry-Wide Issues

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

  Pension and retiree medical health care costs; and

  Currency exchange rate volatility.
     Other

     Other significant factors that could affect our results and liquidity in fiscal year 2011 include:
  Timing and extent of recovery of the production and sales volumes in commercial vehicles markets around the world;

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

  Significant contract awards or losses of existing contracts; and
   Cost Reduction Initiatives and Restructuring Actions

     We implemented Performance Plus, a long-term profit improvement and cost reduction initiative, in fiscal year 2007. As part of this program, we identified significant restructuring actions intended to improve our global footprint and cost competitiveness by eliminating up to 2,800 positions in North America and Europe and consolidating and combining certain global facilities, with costs to be incurred over several years. Cumulative restructuring costs recognized for this program as of September 30, 2010 were $145 million, including $92 million recognized by our discontinued operations. These costs primarily relate to employee severance and related costs of $101 million, asset impairment charges of $19 million and $25 million primarily associated with pension termination benefits. Majority of the restructuring actions associated with our Performance Plus program were complete as of September 30, 2010, with remaining costs of approximately $10 million expected to be incurred in fiscal year 2011.

     Since October 2008, we have implemented a number of restructuring programs and other initiatives to generate cost reductions and partially mitigate adverse market conditions (Fiscal Year 2009 Actions). These actions impacted both our continuing and discontinued operations and include:
  Temporary or permanent workforce reductions of approximately 3,000 employees, including full-time, contract and temporary workers;

  Plant level furlough programs, including government supported programs;

  Extended shutdowns at all plants;

  Temporary pay reductions for salaried employees in fiscal year 2009, which were achieved through temporary base salary adjustments and/or curtailed production schedules. These pay reductions have been reversed in fiscal year 2010;

  Temporary suspension of the matching contribution for the U.S. 401(k) plan, which has been reversed in fiscal year 2010;

  Temporary suspension of fiscal year 2009 merit increases for all employees; and

  Temporary reduction of Board of Directors annual compensation by 10 percent.
     We have recognized total restructuring costs, including those costs reported in discontinued operations, for severance and related benefits of $46 million ($29 million related to our continuing operations). These actions were complete as of September 30, 2010.

     In fiscal year 2009, our Core Business achieved an estimated $195 million in savings related to these significant actions. We estimated approximately $48 million of these savings were related to temporary cost reduction measures associated with the suspension of annual variable incentive compensation, 401(k) employer matching contributions and salary reductions. In addition, approximately $50 million of these savings were related to variable labor which would be expected to increase as market volumes recover. Temporary cost reductions implemented in fiscal year 2009 were fully reinstated in fiscal year 2010.

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

     Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share from continuing operations are defined as reported income or loss from continuing operations and reported diluted earnings or loss per share from continuing operations before restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expenses, asset impairment charges and other special items as determined by management. Free cash flow is defined as cash flows provided by (used for) operating activities less capital expenditures.

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

     Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share are reconciled to income (loss) from continuing operations and diluted earnings (loss) per share below (in millions, except per share amounts).

	Year Ended September 30,
	2010	2009	2008
Adjusted income from continuing operations	$4	$(30)	$57
Restructuring costs	(6)	(61)	—
Asset impairment charges	(2)	(14)	—
Loss on debt extinguishment	(13)	—	—
Gain on settlement of note receivable	6	—	—
Income tax benefit (expense)	9	(642)	(114)
Loss from continuing operations	$(2)	$(747)	$(57)

Adjusted diluted earnings (loss) per share
from continuing operations	$0.05	$(0.42)	$0.79
Impact of adjustments on diluted earnings
(loss) per share	(0.07)	(9.89)	(1.58)
Diluted loss per share from continuing
operations	$(0.02)	$(10.31)	$(0.79)

     Free cash flow and Free cash flow before restructuring payments and changes in off-balance sheet accounts receivables factoring and securitization are reconciled to cash flows provided by (used for) operating activities below (in millions).

	Year Ended September 30,
	2010	2009	2008
Free cash flow before restructuring payments and changes in off-balance
sheet accounts receivable factoring and securitization	$70	$(89)	$(85)
Restructuring payments – continuing operations	(14)	(28)	(4)
Restructuring payments – discontinued operations	(8)	(37)	(40)
Changes in off-balance sheet accounts receivable factoring
and securitization – continuing operations	60	(257)	135
Changes in off-balance sheet accounts receivable factoring and
securitization – discontinued operations	14	(18)	(15)
Free cash flow	122	(429)	(9)
Capital expenditures – continuing operations	56	82	98
Capital expenditures – discontinued operations	33	52	74
Cash flows provided by (used for) operating
activities	$211	$(295)	$163

     Adjusted EBITDA is reconciled to net income (loss) attributable to ArvinMeritor, Inc. in “Results of Operations” below.

Results of Operations

     The following is a summary of our financial results for the last three fiscal years.

	Year Ended September 30,
	2010	2009	2008
	(in millions, except per share amounts)
Sales:
Commercial Truck	$1,960	$1,566	$2,922
Industrial	951	888	1,117
Aftermarket & Trailer	969	954	1,183
Intersegment Sales	(290)	(333)	(403)
SALES	$3,590	$3,075	$4,819
SEGMENT EBITDA:
Commercial Truck	$85	$(38)	$115
Industrial	94	135	140
Aftermarket & Trailer	71	89	110
SEGMENT EBITDA	250	186	365
Unallocated legacy and corporate expense, net (1)	(2)	(11)	(67)
ADJUSTED EBITDA	248	175	298
Loss on sale of receivables	(4)	(5)	(21)
Depreciation and amortization	(70)	(70)	(76)
Asset impairment charges	(2)	(14)	—
Interest expense, net	(106)	(93)	(86)
Restructuring costs	(6)	(61)	—
Noncontrolling interests	(14)	(9)	(11)
Provision for income taxes	(48)	(670)	(161)
LOSS FROM CONTINUING OPERATIONS, attributable to ArvinMeritor, Inc.	(2)	(747)	(57)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax,
attributable to ArvinMeritor, Inc.	14	(441)	(48)
NET INCOME (LOSS), attributable to ArvinMeritor, Inc.	$12	$(1,188)	$(105)

DILUTED EARNINGS (LOSS) PER SHARE, attributable to ArvinMeritor, Inc.
Continuing operations	$(0.02)	$(10.31)	$(0.79)
Discontinued operations	0.16	(6.08)	(0.67)
Diluted earnings (loss) per share	$0.14	$(16.39)	$(1.46)

DILUTED AVERAGE COMMON SHARES OUTSTANDING	84.7	72.5	72.1
____________________

(1)
Unallocated legacy and corporate expense, net represents items that are not directly related to our business segments. These costs primarily include pension and retiree medical costs associated with recently sold businesses and other legacy costs for environmental and product liability. In fiscal year 2010 we recognized approximately $7 million of income as a result of the pension curtailment triggered by the freeze of our U.K. pension plan, of which $6 million is included in unallocated legacy and corporate expense, net. Fiscal years 2009 and 2008 include corporate costs previously allocated to businesses sold or held for sale of $3 million and $46 million, respectively.

Fiscal Year 2010 Compared to Fiscal Year 2009

   Sales

     The following table reflects total company and business segment sales for fiscal years 2010 and 2009. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales (in millions).

					Dollar Change Due To
			Dollar	%		Volume /
	2010	2009	Change	Change	Currency	Other
Sales:
Commercial Truck	$1,960	$1,566	$394	25%	$69	$325
Industrial	951	888	63	7%	24	39
Aftermarket & Trailer	969	954	15	2%	19	(4)
Intersegment Sales	(290)	(333)	43	13%	(8)	51
TOTAL SALES	$3,590	$3,075	$515	17%	$104	$411

     Commercial Truck sales were $1,960 million in fiscal year 2010, up 25 percent from fiscal year 2009. The effect of foreign currency translation increased sales by $69 million. Excluding the effects of foreign currency, sales increased by $325 million or 21 percent, reflecting higher OE production volumes in all regions. Many of our customers experienced sharp declines in production and sales volumes in the prior year, which started in November 2008 and continued throughout our fiscal year 2009. As noted in the table above, we are now seeing varying levels of improvement from 2009 low points; we expect recovery of production volumes in North America and Europe, our largest markets, to continue to gradually recover to historical norms. Production volumes in South America reached record levels in fiscal year 2010.

     Industrial sales were $951 million in fiscal year 2010, up 7 percent from fiscal year 2009. The effect of foreign currency translation increased sales by $24 million. The increase in sales was due to higher sales in our China off-highway operations and India commercial vehicle operations, which increased by approximately 72 percent compared to fiscal year 2009. These increases were largely offset by significantly lower sales in our military products primarily associated with the Mine Resistant Ambush Protection program (MRAP) during fiscal year 2010 as compared to last year. We substantially completed MRAP deliveries in fiscal year 2009 and did not receive any significant new orders in fiscal year 2010.

     Aftermarket & Trailer sales were $969 million in fiscal year 2010, up 2 percent from fiscal year 2009, all of which was due to the effect of foreign currency translation. Excluding the impact of foreign currency translation, sales were relatively flat compared to the prior year. Sales of our military service parts, primarily associated with the MRAP military applications, were down significantly compared to the prior year. The impact of this sales decline was fully offset by higher sales of core aftermarket replacement parts and products for trailer applications.

   Cost of Sales and Gross Profit

     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the fiscal year ended September 30, 2010 was $3,171 million compared to $2,780 million in the prior year, representing an increase of 14 percent. The increase in costs of sales is primarily due to the increase in sales volumes discussed above.

     Total cost of sales were approximately 88 percent of sales for the fiscal year ended September 30, 2010 compared to approximately 90 percent for the prior fiscal year. The decrease on a percentage basis is primarily due to improvements in our fixed cost base and ongoing programs to optimize labor, burden and material costs, partially offset by commodity increases, namely steel. As previously mentioned, we aggressively lowered our “break-even” point throughout fiscal year 2009 through comprehensive restructuring and structural cost-reduction initiatives.

     The following table summarizes significant factors contributing to the changes in costs of sales during fiscal year 2010 compared to the prior fiscal year (in millions):

Cost of Sales
Fiscal year ended September 30, 2009	$2,780
Volumes and mix	375
Foreign exchange	70
Research, development and engineering costs	14
Other cost improvements, net	(68)
Fiscal year ended September 30, 2010	$3,171

     Changes in the components of cost of sales year over year are summarized as follows:

Higher material costs	$316
Higher labor and overhead costs	102
Other	(27)
Total increase in costs of sales	$391

     Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs increased by $316 million compared to the prior year, primarily as a result of higher sales volumes. Material costs for much of fiscal year 2010 have been relatively stable; however, we are beginning to see an increase in commodity prices with higher demand due to improvement in economic conditions. Improvements in material performance compared to the prior year positively impacted the total cost sales in the current fiscal year.

     Labor and overhead costs increased by $102 million compared to the prior year. The increase was primarily due to the higher sales volumes. Other factors favorably impacting labor and overhead costs are savings associated with the company’s restructuring actions, continuous improvement and rationalization of operations, as well as government assistance programs related to labor in certain European jurisdictions that were enacted in 2009 and partially carried over to 2010.

     As a result of the above, gross profit for the fiscal year ended September 30, 2010 was $419 million compared to $295 million in the same period last year. Gross margins increased to 12 percent for the fiscal year ended September 30, 2010 compared to 10 percent last fiscal year.

   Other Income Statement Items

     Selling, general and administrative expenses for fiscal years 2010 and 2009 are summarized as follows (in millions):

	2010		2009		Increase (Decrease)
		% of		% of
	Amount	sales	Amount	sales
SG&A
Loss on sale of receivables	$(4)	(0.1)%	$(5)	(0.2)%	$(1)	(0.1)pts
Short- and long-term variable compensation	(57)	(1.6)%	7	0.2%	64	1.8pts
All other SG&A	(228)	(6.3)%	(211)	(6.8)%	17	(0.5)pts
Total SG&A	$(289)	(8.0)%	$(209)	(6.8)%	$80	1.2pts

     In the prior year, we eliminated substantially all variable incentive compensation pay based on the financial results for the fiscal year 2009. In fiscal year 2010, short- and long-term variable compensation pay has been accrued based on fiscal year 2010 financial results and target payout rates. All other SG&A represents normal selling, general and administrative expenses. All other SG&A expense decreased as a percentage of sales compared to the prior year despite the discontinuance of certain temporary salary and benefit reductions implemented during fiscal year 2009. This decrease in normal selling, general and administrative expenses as a percentage of sales is a result of savings associated with various restructuring and other cost reduction initiatives, including reduced discretionary spending, and headcount reductions implemented in fiscal year 2009.

     Restructuring costs incurred by our business segments during fiscal years 2010 and 2009 are as follows (in millions):

					Aftermarket
	Commercial Truck		Industrial		& Trailer		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Performance Plus actions	$5	$32	$1	$—	$—	$—	$6	$32
Fiscal year 2009 actions (reduction in workforce)	—	20	—	2	—	1	—	23
Total restructuring costs (1)	$5	$52	$1	$2	$—	$1	$6	$55

____________________

(1)
Total segment restructuring costs do not include those recorded in unallocated corporate costs. These costs were $6 million in fiscal year 2009 primarily related to employee termination benefits. There were no corporate restructuring costs in fiscal year 2010.

     Long-lived asset impairment charges were $2 million and $14 million during fiscal year 2010 and 2009, respectively. The fiscal year 2010 impairment charges were recorded during the fourth quarter and are related to specific European assets in our Aftermarket & Trailer segment. The prior year impairment charges were recorded during the first quarter of fiscal year 2009 and included $8 million for specific assets in the Commercial Truck segment and $6 million for certain corporate long-lived assets.

     Operating income for fiscal year 2010 was $116 million, compared to operating income of $10 million in fiscal year 2009. Included in operating income in fiscal year 2010 are $6 million ($1 million in 2009) of charges associated with certain environmental remediation activities and approximately $7 million of income as a result of the pension curtailment triggered by the freeze of our U.K. pension plan. The improved operating results were as a result of the items previously discussed.

     Equity in earnings of affiliates was $48 million in fiscal year 2010, compared to $15 million in the prior year. The increase reflects improved earnings from all our unconsolidated affiliates, with our South American affiliates showing the largest improvement. The improved earnings is primarily due to higher volumes in their respective truck and trailer markets.

     Interest expense, net was $106 million and $93 million in fiscal years 2010 and 2009, respectively. Included in interest expense, net for fiscal year 2010 is a net loss on debt extinguishment of approximately $13 million. The loss on debt extinguishment primarily relates to the $17 million paid in excess of par to repurchase $175 million of the 8-3/4 percent note due in 2012, partially offset by a $6 million gain associated with the acceleration of a pro-rata share of previously recognized unamortized interest rate swap gains associated with the 8-3/4 percent notes. This pro-rata share of the interest rate swap gains was being amortized into income as reduction of interest expense over the remaining term of the notes. Favorably impacting interest expense, net in fiscal year 2010 was a $6 million gain on the collection of a note receivable from the sale of our Emissions Technologies business in fiscal year 2007. This gain primarily related to the acceleration of the discount on the note and early collection triggered by a change in control. The discount on the note was previously being recognized as a reduction of interest expense over the term of the note. The remaining increase in interest expense is primarily due to additional interest cost associated with our debt securities issued during the fiscal year 2010.

     The provision for income taxes was $48 million in fiscal year 2010 compared to $670 million in fiscal year 2009. Income tax expense for fiscal years 2010 and 2009 was unfavorably impacted by losses in certain tax jurisdictions where tax benefits are no longer recognized. The prior year tax provision also includes non-cash income tax charges of $644 million related to establishing valuation allowances on certain previously recognized deferred tax assets, primarily in the U.S. and France, as well as other countries. Valuation allowances will generally be required on an ongoing basis until we can establish historical and projected earnings in these tax jurisdictions to support recognition of tax assets.

     Income from continuing operations (before noncontrolling interests) for fiscal year 2010 was $12 million compared to a loss of $738 million in fiscal year 2009. The reasons for the improvement are previously discussed.

     Income from discontinued operations for fiscal year 2010 was $14 million, compared to loss of $438 million in the prior year. Significant items included in results from discontinued operations in fiscal year 2010 and 2009 include the following:

	Year Ended
	September 30,
	2010	2009
Gain (loss) on sale of businesses, net	$5	$(10)
Long-lived asset impairment charges	—	(265)
Charge for indemnity obligation	—	(28)
Restructuring costs	(6)	(40)
LVS divestiture costs	(9)	(9)
Other	(15)	—
Operating income (loss), net	41	(65)
Income (loss) before income taxes	16	(417)
Provision for income taxes	(2)	(21)
Net income (loss)	14	(438)
Net income (loss) attributable to noncontrolling interests	—	(3)
Income (loss) from discontinued operations attributable
to ArvinMeritor, Inc.	$14	$(441)

     Gain (loss) on sale of businesses, net: In connection with the sale of our interest in MSSC, we recognized a pre-tax gain of $16 million ($16 million after-tax), net of indemnity obligations, during the first quarter of fiscal year 2010. We provided certain indemnifications to the buyer for our share of potential obligations related to taxes, pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. In addition, we recognized $3 million of pre-tax losses ($3 million after tax) on the sale of certain other LVS businesses during the fourth quarter of fiscal year 2010. Also included in net gain on sale of businesses for fiscal year 2010 were $8 million of charges associated with the Gabriel North America Ride Control business working capital adjustments recognized in the first quarter of fiscal year 2010. In April 2010, we settled the final working capital purchase price adjustment with Ride Control, LLC resulting in no additional impact to the amounts already recorded.

     During fiscal year 2009, we recognized a net loss of $15 million on the sale of certain LVS businesses. We sold our Wheels business and recognized a pre-tax gain of $50 million ($36 million after tax) on the sale. Also in fiscal year 2009, we sold our 51 percent interest in Gabriel de Venezuela and our Gabriel North America Ride Control business. We recognized pre-tax losses on these sales of $23 million ($23 million after tax) and $42 million ($42 million after tax), respectively. In addition, we recorded approximately $5 million of pre-tax income, primarily associated with the fiscal year 2007 sale of our Emissions Technologies (ET) business, including adjustments related to changes in estimates for certain assets and liabilities.

     Long-lived asset impairment charges: In the first quarter of fiscal year 2009, we recognized non-cash asset impairment charges of $265 million ($253 million after-tax) associated with goodwill and certain long-lived assets of businesses included in discontinued operations. Management determined that these asset impairment charges were required due to declines in overall economic conditions, including significant reductions in the then current and forecasted production volumes for light vehicles and the indicated values from expected divestiture activities.

     Charge for indemnity obligation: We recognized a charge of $28 million in the third quarter of fiscal year 2009 in connection with a guarantee to reimburse another party for payment of certain health and prescription drug benefits to a group of retired employees belonging to a wholly-owned subsidiary of ArvinMeritor prior to it being acquired by the company.

     Restructuring costs recognized during fiscal year 2010 primarily relate to employee termination benefits, including those associated with the wind down or divestiture of certain LVS chassis businesses. In the second quarter of fiscal year 2009, we announced the closure of our coil spring operations in Milton, Ontario, Canada (Milton), which was part of MSSC. In connection with the then planned closure, we recognized approximately $16 million of employee severance and pension termination benefits. The remaining restructuring costs recognized during fiscal year 2009 were associated with our Performance Plus program and our Fiscal Year 2009 Actions for reductions in workforce in our LVS businesses.

     LVS divestiture costs are related to actions in connection with the separation of the LVS businesses from the company, and include third-party costs associated with divestiture activities and costs associated with the previously planned spin-off of the LVS business.

     Other: Other primarily relates to charges for changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale.

     Operating income (loss) from discontinued operations represents income (loss) from normal operating activities of the businesses included in discontinued operations.

     Net income (loss) attributable to noncontrolling interests in discontinued operations represent the company’s minority partners’ share of income or loss associated with its less than 100 percent owned consolidated joint ventures.

     Net income (loss) attributable to noncontrolling interests is $14 million in fiscal year 2010 compared to $12 million in fiscal year 2009. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated joint ventures.

     Net income (loss) attributable to ArvinMeritor, Inc. was $12 million for fiscal year 2010 compared to a net loss of $1,188 million for fiscal year 2009. The significant improvement in results is attributable to reasons previously discussed.

   Segment EBITDA and EBITDA Margins

     Segment EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring costs and asset impairment charges. We use Segment EBITDA as the primary basis for the Chief Operating Decision Maker (CODM) to evaluate the performance of each of our reportable segments. In fiscal year 2010, we modified the definition of Segment EBITDA to include the entire EBITDA from our consolidated joint ventures before making adjustment for noncontrolling interests, and to exclude restructuring costs and asset impairment charges. Including the entire EBITDA of our consolidated joint ventures, consistent with the related revenues, better reflects the performance of our Industrial segment and is consistent with how the CODM currently measures segment performance. In addition, our former LVS business segment is included in discontinued operations at September 30, 2010. All prior period amounts have been recast to reflect these changes.

     The following table reflects segment EBITDA and EBITDA margins for fiscal years 2010 and 2009 (dollars in millions).

	Segment EBITDA				Segment EBITDA Margins
				%
	2010	2009	$ Change	Change	2010	2009	Change
Commercial Truck	$85	$(38)	$123	324%	4.3%	(2.4)%	6.7pts
Industrial	94	135	(41)	(30)%	9.9%	15.2%	(5.3)pts
Aftermarket & Trailer	71	89	(18)	(20)%	7.3%	9.3%	(2.0)pts
Segment EBITDA	$250	$186	$64	34%	7.0%	6.0%	1.0pts

     Significant items impacting year over year segment EBITDA include the following:

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	TOTAL
Segment EBITDA–Year ended September 30, 2009	$(38)	$135	$89	$186
Higher earnings from unconsolidated affiliates	25	2	6	33
Elimination of temporary cost reductions	(46)	(13)	(27)	(86)
Lower (higher) warranty costs	12	4	(3)	13
Environmental remediation charges	(3)	—	—	(3)
Higher pension and retiree medical costs	(8)	(4)	(5)	(17)
Volume, performance, mix and other, net of cost reductions	143	(30)	11	124
Segment EBITDA – Year ended September 30, 2010	$85	$94	$71	$250

     Commercial Truck Segment EBITDA was $85 million in fiscal year 2010 compared to a loss of $38 million in the prior fiscal year. Segment EBITDA margin increased to 4.3 percent in fiscal year 2010 compared to negative 2.4 percent in the prior fiscal year. Higher OE production volumes in all regions, savings associated with prior restructuring and cost reduction initiatives and higher earnings from our unconsolidated joint ventures favorably impacted Segment EBITDA and

Segment EBITDA margin in fiscal year 2010. In addition, movements in foreign currency exchange rates in fiscal year 2010, primarily the Brazilian real and Euro compared to the U.S. dollar, favorably impacted Segment EBITDA in fiscal year 2010. The favorable impact of these items was partially offset by the elimination of certain temporary costs reductions, including reinstatement of variable compensation programs, and higher pension and retiree medical costs.

     Industrial Segment EBITDA was $94 million in fiscal year 2010, down $41 million compared to the prior year. The favorable impact of higher sales in our Asia-Pacific region was more than offset by lower sales of our military products, primarily associated with the MRAP. This change in sales mix significantly impacted our Segment EBITDA margins, which decreased to 9.9 percent in fiscal year 2010 compared to 15.2 percent in the prior year. In addition, the elimination of certain temporary costs reductions, including reinstatement of variable compensation programs, also unfavorably impacted segment EBITDA in fiscal year 2010.

     Aftermarket & Trailer Segment EBITDA was $71 million in fiscal year 2010, down $18 million compared to the prior year. Segment EBITDA margin decreased to 7.3 percent in the current fiscal year compared to 9.3 percent in fiscal year 2009. The decrease in Segment EBITDA and Segment EBITDA margin is primarily due to lower sales of our military service parts, primarily associated with the MRAP, which more than offset the favorable impact of higher sales in our core aftermarket replacement products and trailer applications. The elimination of certain temporary cost reductions, including reinstatement of variable compensation programs, also unfavorably impacted Segment EBITDA in fiscal year 2010.

Fiscal Year 2009 Compared to Fiscal Year 2008

   Sales

     The following table reflects total company and business segment sales for fiscal years 2009 and 2008. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions). Business segment sales include intersegment sales.

					Dollar Change Due To
			Dollar	%		Volume
	2009	2008	Change	Change	Currency	/ Other
Sales:
Commercial Truck	$1,566	$2,922	$(1,356)	(46)%	$(204)	$(1,152)
Industrial	888	1,117	(229)	(21)%	(16)	(213)
Aftermarket & Trailer	954	1,183	(229)	(19)%	(57)	(172)
Intersegment Sales	(333)	(403)	70	17%	54	16
TOTAL SALES	$3,075	$4,819	$(1,744)	(36)%	$(223)	$(1,521)

     Commercial Truck sales were $1,566 million in fiscal year 2009, down 46 percent from fiscal year 2008. The effect of foreign currency translation decreased sales by $204 million. Excluding the effects of foreign currency, sales decreased by $1,152 million or 39 percent, primarily due to significantly lower OE production volumes in substantially all of the markets in which we participate. European heavy- and medium-duty truck production volumes decreased 56 percent compared to fiscal year 2008. Production volumes in the North American Class 8 commercial vehicle truck markets were lower by 34 percent compared to fiscal year 2008. Production volumes in South America were lower by 27 percent year over year.

     Industrial sales were $888 million in fiscal year 2009, down 21 percent from fiscal year 2008. The effect of foreign currency translation decreased sales by $16 million. The decrease in sales is primarily due to lower sales in the Asia- Pacific region, which decreased approximately 47 percent compared to fiscal year 2008, primarily in India.

     Aftermarket & Trailer sales were $954 million in fiscal year 2009, down 19 percent from fiscal year 2008. The effect of foreign currency translation decreased sales by $57 million. The decrease in sales is primarily due to lower sales of products for trailer applications, which decreased approximately 59 percent year over year. Sales of our aftermarket products were only down approximately three percent as higher sales of military service parts and growth in our remanufacturing businesses partially offset the decline in our aftermarket replacement products.

   Cost of Sales and Gross Profit

     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the fiscal year ended September 30, 2009 was $2,780 million compared to $4,344 million in fiscal year ended September 30, 2008, representing a decrease of 36 percent. The decrease in costs of sales is primarily due to the significantly reduced sales volumes discussed above.

     Total cost of sales were approximately 90 percent of sales for fiscal years ended September 30, 2009 and 2008. The following table summarizes significant factors contributing to the changes in costs of sales in fiscal year 2009 compared to fiscal year 2008 (in millions):

Cost of Sales
Fiscal year ended September 30, 2008	$4,344
Volumes and mix	(1,117)
Foreign exchange	(252)
Depreciation expense	(6)
Research, development and engineering costs	(3)
Other cost reductions, net	(186)
Fiscal year ended September 30, 2009	$2,780

     Changes in the components of cost of sales year over year are summarized as follows:

Lower material costs	$(1,166)
Lower labor and overhead costs	(399)
Other	1
Total decrease in costs of sales	$(1,564)

     Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs decreased by approximately $1.2 billion compared to fiscal year 2008, primarily as a result of lower sales volumes. Material costs for much of fiscal year 2009 were negatively impacted by higher average steel prices, partially offset by improvements in material performance compared to fiscal year 2008. Steel indices saw a rapid increase beginning in the second quarter of fiscal year 2008 and remained at relatively higher levels through the first three quarters of fiscal year 2009. During the fourth quarter of fiscal year 2009, steel indices declined to relatively normalized levels. Recovery practices with customers remained generally consistent with index movements in steel prices.

     Labor and overhead costs decreased by $399 million in fiscal year 2009 compared to fiscal year 2008. The decrease was primarily due to the lower sales volumes. Other factors favorably impacting labor and overhead costs were savings associated with the company’s restructuring actions, continuous improvement and rationalization of operations, salaried pay reductions as well as government assistance in certain European jurisdictions.

     As a result of the above, gross profit for the fiscal year ended September 30, 2009 was $295 million compared to $475 million in fiscal year 2008. Gross margins were approximately 10 percent in fiscal years ended September 30, 2009 and 2008.

Other Income Statement Items

     Selling, general and administrative expenses for fiscal years 2009 and 2008 are summarized as follows (in millions):

	2009		2008		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(5)	(0.2)%	$(21)	(0.4)%	$(16)	(0.2)pts
Short- and long-term variable compensation	7	0.2%	(40)	(0.9)%	(47)	(1.1)pts
All other SG&A	(211)	(6.8)%	(247)	(5.1)%	(36)	1.7pts
Total SG&A	$(209)	(6.8)%	$(308)	(6.4)%	$(99)	0.4pts

     Loss on sale of receivables decreased as the amount of receivables we sold during fiscal year 2009 were significantly lower than fiscal year 2008 due to a decrease in our sales. Based on the fiscal year 2009 financial results, we eliminated substantially all variable incentive compensation pay. All other SG&A represents normal selling, general and administrative expenses. The decrease in all other SG&A compared to fiscal year 2008 is a result of savings associated with various restructuring and other cost reduction initiatives, including reduced discretionary spending, salaried payroll reductions, suspension of matching contribution to the 401(k) plan and significant headcount reductions.

     Restructuring costs in fiscal year 2009 were $61 million and were associated with our Performance Plus program as well as our Fiscal Year 2009 Actions related to workforce reduction initiatives. Our Commercial Truck segment recorded $32 million of costs associated with the Performance Plus actions during fiscal year 2009. In fiscal year 2009, we closed our Commercial Truck brakes plant in Tilbury, Ontario, Canada (Tilbury). Costs associated with the Tilbury closure included $10 million for estimated employee severance benefits, $16 million primarily associated with pension termination benefits and $4 million associated with certain asset impairment charges. Also in fiscal year 2009, we announced the closure of our Commercial Truck facility in Carrollton, Kentucky (Carrollton) and recognized approximately $2 million of restructuring costs. We completed this closure during the fiscal year 2010. The remaining restructuring costs were associated with Fiscal Year 2009 Actions. The Fiscal Year 2009 Actions were substantially completed during fiscal year 2009.

     Asset impairment charges for fiscal year 2009 were $14 million. The non-cash impairment charges were recorded in the first quarter of fiscal year 2009 and included $8 million for specific assets in the Commercial Truck segment and $6 million for certain corporate long-lived assets.

     Operating income for fiscal year 2009 was $10 million, compared to operating income of $164 million in fiscal year 2008. The decrease in operating income in fiscal year 2009 was due to the significant decrease in sales volumes compared to fiscal year 2008 as well as the $14 million of asset impairment charges and $61 million of restructuring costs recognized during fiscal year 2009.

     Equity in earnings of affiliates was $15 million in fiscal year 2009, compared to $37 million in fiscal year 2008. The decrease is due to lower earnings primarily from our commercial vehicle affiliates in Brazil, the United States and India. Profitability of these joint ventures was impacted by lower production volumes in each of the affiliate’s respective regions.

     Interest expense, net was $93 million and $86 million in fiscal years 2009 and 2008, respectively. Unfavorably impacting interest expense in fiscal year 2009 were higher borrowings under our revolving credit facility. During fiscal year 2009, we borrowed, on average, significantly higher amounts from our revolving credit facility to fund our operations compared to fiscal year 2008. We had $28 million outstanding on our revolving credit facility at September 30, 2009, compared to no balance outstanding at September 30, 2008. Included in interest expense, net for fiscal year 2008 were charges of $3 million related to a debt extinguishment. These charges included legal and other professional fees, unamortized debt issuance costs and premiums paid to repurchase and pay down debt.

     The provision for income taxes was $670 million in fiscal year 2009 compared to $161 million in fiscal year 2008. The fiscal year 2009 tax provision includes non-cash income tax charges of $644 million related to establishing valuation allowances on certain previously recognized deferred tax assets, primarily in the U.S. and France, as well as other countries. Valuation allowances would generally be required on an ongoing basis in these tax jurisdictions until the company can establish historical and projected earnings to support recognition of tax assets. For countries with ongoing valuation allowances, we were unable to recognize any income tax benefit associated with fiscal year 2009 operating losses.

     The income tax provision in fiscal year 2008 included non-cash income tax charges of $68 million related to repatriation of certain foreign subsidiary earnings to the U.S. and $46 million related to recording valuation allowances on certain foreign deferred tax assets.

     Loss from continuing operations (before non-controlling interests) for fiscal year 2009 was $738 million compared to $46 million in fiscal year 2008. The reasons for the significant loss in fiscal year 2009 are discussed above.

     Loss from discontinued operations for fiscal year 2009 was $438 million, compared to income of $44 million in fiscal year 2008. Significant items included in results from discontinued operations in fiscal year 2009 and 2008 include the following:

	Year Ended
	September 30,
	2009	2008
Net loss on sale of businesses	$(10)	$(16)
Asset impairment charges	(265)	—
Charge for indemnity obligation	(28)	—
Restructuring costs	(40)	(20)
LVS divestiture costs	(9)	(19)
Operating income (loss), net	(65)	56
Income (loss) before income taxes	(417)	1
Provision for income taxes	(21)	(45)
Net loss	(438)	(44)
Net loss attributable to noncontrolling interests	(3)	(4)
Loss from discontinued operations attributable to ArvinMeritor, Inc.	$(441)	$(48)

     Net loss on sale of businesses: In fiscal year 2009 we recognized a net loss of $15 million on the sale of certain LVS businesses. We sold our LVS Wheels business and recognized a $50 million pre-tax gain ($36 million after tax). In addition, we sold our 51 percent interest in Gabriel de Venezuela and our Gabriel North America Ride Control business and recognized pre-tax losses of $23 million ($23 million after tax) and $42 million ($42 million after tax), respectively.

     In fiscal years 2009 and 2008 we also recorded approximately $5 million of pre-tax income and $16 million of pre-tax costs, respectively, primarily associated with the sale of our Emissions Technologies (ET) and Light Vehicle Aftermarket (LVA) businesses, including adjustments related to changes in estimates for certain assets and liabilities.

     Asset impairment charges: In the first quarter of fiscal year 2009, we recognized non-cash impairment charges of $265 million ($253 million after-tax) associated with goodwill and certain long-lived assets of businesses included in discontinued operations.

     Charge for indemnity obligation: We recognized a charge of $28 million in the third quarter of fiscal year 2009 in connection with a guarantee to reimburse another party for payment of certain health and prescription drug benefits to a group of retired employees belonging to a wholly-owned subsidiary of ArvinMeritor prior to it being acquired by the company.

     Restructuring costs: In the second quarter of fiscal year 2009, we announced the closure of our coil spring operations in Milton, Ontario, Canada (Milton), which was part of MSSC. In connection with the then planned closure, we recognized approximately $16 million of employee severance and pension termination benefits. The remaining restructuring costs during fiscal year 2009 were associated with our Performance Plus program and our Fiscal Year 2009 Actions for reductions in workforce associated with our LVS businesses. Restructuring charges in fiscal year 2008 primarily relate to employee severance benefits associated with our Performance Plus program.

     LVS divestiture costs are related to actions in connection with the separation of the LVS businesses from the company, and include third-party costs associated with divestiture activities and costs associated with the previously planned spin-off of the LVS business.

     Operating income (loss) from discontinued operations represents income (loss) from normal operating activities of businesses included in discontinued operations.

     Net income attributable to noncontrolling interests in discontinued operations represent the company’s minority partners’ share of income or loss associated with its less than 100 percent owned consolidated joint ventures.

     Net income (loss) attributable to noncontrolling interests is $12 million in fiscal year 2009 compared to $15 million in fiscal year 2008. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated joint ventures.

     Net loss attributable to ArvinMeritor, Inc. was $1,188 million for fiscal year 2009 compared to $105 million for fiscal year 2008. The significant change in results is attributable to reasons previously discussed.

   Segment EBITDA and EBITDA Margins

     As discussed previously, in fiscal year 2010, we modified the definition of Segment EBITDA to include the entire EBITDA of our consolidated joint ventures before making adjustment for non-controlling interests, and to exclude restructuring costs and asset impairment charges. These changes are consistent with how the CODM currently measures segment performance. In addition, our former LVS business segment is included in discontinued operations at September 30, 2010. All prior period amounts have been recast to reflect these changes.

     The following table reflects segment EBITDA and EBITDA margins for fiscal years 2009 and 2008 (dollars in millions).

	Segment EBITDA				Segment EBITDA Margins
				%
	2009	2008	$ Change	Change	2009	2008	Change
Commercial Truck	$(38)	$115	$(153)	(133)%	(2.4)%	3.9%	(6.3)pts
Industrial	135	140	(5)	(4)%	15.2%	12.5%	2.7pts
Aftermarket & Trailer	89	110	(21)	(19)%	9.3%	9.3%	—pts
Segment EBITDA	$186	$365	$(179)	(49)%	6.0%	7.6%	(1.6)pts

     Significant items impacting year over year segment EBITDA include the following:

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	TOTAL
Segment EBITDA–Year ended September 30, 2008	$115	$140	$110	$365
Lower earnings from unconsolidated affiliates	(15)	(4)	(3)	(22)
Lower warranty costs	16	1	7	24
Lower pension and retiree medical costs	14	3	4	21
Prior year benefit for change in employee vacation policy	(7)	(1)	(2)	(10)
Volume, performance and other, net of cost reductions	(161)	(4)	(27)	(192)
Segment EBITDA – Year ended September 30, 2009	$(38)	$135	$89	$186

     Commercial Truck Segment EBITDA was negative $38 million in fiscal year 2009, down $153 million compared to fiscal year 2008. The impact of lower commercial truck production volumes in all regions adversely impacted segment EBITDA in fiscal year 2009. Improvements in material and manufacturing performance partially offset the decrease in segment EBITDA resulting from lower commercial truck production volumes.

     Industrial Segment EBITDA was $135 million in fiscal year 2009, down $5 million compared to fiscal year 2008. Despite a decrease in sales in our Industrial segment of 21 percent in fiscal year 2009, segment EBITDA margin increased to 15.2 percent from 12.5 percent in 2008. The increase in segment EBITDA margin is primarily due to improved military sales, primarily associated with the MRAP.

     Aftermarket & Trailer Segment EBITDA was $89 million in fiscal year 2009, down $21 million compared to fiscal year 2008. There was no change in segment EBITDA margin of 9.3 percent. The impact on segment EBITDA of significantly lower sales of products for trailer applications was substantially offset by higher sales of military service parts, primarily associated with the MRAP.

Non-Consolidated Joint Ventures

     At September 30, 2010, our continuing operations included investments in 6 joint ventures that were not majority-owned or controlled and were accounted for under the equity method of accounting. Our investments in non-consolidated joint ventures totaled $164 million and $125 million at September 30, 2010 and 2009, respectively.

     These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. Aggregate sales of our non-consolidated joint ventures were $1,474 million, $868 million and $1,396 million in fiscal years 2010, 2009 and 2008, respectively.

     Our equity in the earnings of affiliates was $48 million, $15 million and $37 million in fiscal years 2010, 2009 and 2008, respectively. We received cash dividends from our affiliates of $11 million, $25 million and $19 million in fiscal years 2010, 2009 and 2008, respectively.

     For more information about our non-consolidated joint ventures, see Note 13 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Financial Condition

   Cash Flows (in millions)

	Fiscal Year Ended September 30,
	2010	2009	2008
OPERATING CASH FLOWS
Income (loss) from continuing operations	$12	$(738)	$(46)
Depreciation and amortization	70	70	76
Asset impairment charges	2	14	—
Loss on debt extinguishment	13	—	3
Deferred income tax expense (benefit)	(16)	641	82
Pension and retiree medical expense	81	68	91
Pension and retiree medical contributions	(117)	(95)	(73)
Restructuring costs, net of payments	(8)	33	(4)
Proceeds from termination of interest rate swaps and interest on note receivable	19	—	28
Decrease (increase) in working capital	(49)	231	(51)
Changes in sales of receivables	60	(257)	135
Other, net	70	(130)	62
Cash flows provided by (used for) continuing operations	137	(163)	303
Cash flows provided by (used for) discontinued operations	74	(132)	(140)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$211	$(295)	$163

     Cash provided by operating activities for fiscal year 2010 was $211 million compared to cash used for operating activities of $295 million in fiscal year 2009. The increase in cash flow is primarily attributable to improved earnings, improved working capital performance, including off-balance sheet accounts receivable securitization and factoring programs and cash flows provided by discontinued operations, partially offset by higher pension and retiree medical contributions. In fiscal year 2010, we received $12 million of interest proceeds on the collection of a note receivable related to the sale of our Emissions Technologies business in fiscal year 2007 and $7 million from the termination of interest rate swaps entered into in fiscal year 2010.

     The deterioration in cash flow in fiscal year 2009 is primarily attributable to lower earnings and certain working capital usage, driven by the reduction in off-balance sheet accounts receivable factoring and securitization balances, during the period. Changes in working capital balances were in line with the overall sales volume reductions compared to the prior year. However, cash flows generated by working capital during 2009 were more than offset by reductions in accounts receivable securitization and factoring programs. In addition, investments in inventory remained at higher levels relative to sales volumes due to volatility in customer order and production schedules. Also unfavorably impacting fiscal year 2009 cash flows compared to fiscal year 2008 were higher pension and retiree medical contributions, primarily related to a $28 million payment for the settlement of a retiree medical lawsuit.

     Cash flows provided by discontinued operations in fiscal year 2010 were $74 million compared to negative cash flows of $132 million and $140 million in fiscal years 2009 and 2008, respectively. The significant improvement in operating cash flows in fiscal year 2010 is primarily related to improved working capital performance and lower restructuring cash payments. In addition, cash flows used by discontinued operations in fiscal year 2009 included a $25 million payment associated with a previously announced settlement of a commercial matter with a customer.

	Fiscal Year Ended September 30,
	2010	2009	2008
INVESTING CASH FLOWS
Capital expenditures	$(56)	$(82)	$(98)
Acquisitions of businesses and investments, net of cash acquired	—	—	(60)
Other investing cash flows	5	9	14
Net cash provided by (used for) discontinued operations	(13)	87	(16)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$(64)	$14	$(160)

     Cash used for investing activities was $64 million in fiscal year 2010, compared to cash provided of $14 million in fiscal year 2009 and cash used of $160 million in fiscal year 2008. Capital expenditures decreased to $56 million in fiscal year 2010 from $82 million in fiscal year 2009 and $98 million in fiscal year 2008. Fiscal year 2009 and 2008 capital expenditures reflect increased investments in certain regions to address overall footprint changes and capacity planning, including the addition of new facilities in our Commercial Truck business segment. In addition to capital investments, we continue to leverage our global supply base and affiliate partners where practical to maximize asset utilization. In fiscal year 2008, we used $60 million primarily to fund the acquisitions of Mascot and Trucktechnic and fund the deferred purchase obligation with AB Volvo.

     Cash flow used for discontinued operations was $13 million in fiscal year 2010 compared to cash provided of $87 million in fiscal year 2009. Cash flows used for discontinued operations in fiscal year 2010 were primarily related to capital expenditures of $33 million in our LVS businesses, offset by $10 million for the collection of the principal amount of a note receivable related to the sale of our ET business in fiscal year 2007. In addition, we received $10 million associated with the sale of certain properties and LVS businesses in fiscal year 2010. Included in cash flows from discontinued operations in fiscal year 2009 are net proceeds of $166 million from the sale of our Wheels business. This was partially offset by a cash outflow of $18 million associated with the sale of our interest in our Gabriel de Venezuela joint venture and capital expenditures of $52 million for LVS businesses included in discontinued operations.

     Cash flows used for discontinued operations in fiscal year 2008 primarily reflect final proceeds from the sale of our ET business. In fiscal year 2008, we received $28 million associated with the final working capital purchase price adjustment and $20 million associated with amounts held in escrow in connection with the delayed legal closings of certain ET businesses. We also received proceeds of $12 million in fiscal year 2008 from the sale of certain retained properties of our sold ET and LVA businesses. These positive cash flows were more than fully offset by capital expenditures of $74 million in fiscal year in fiscal year 2008.

	Fiscal Year September 30,
	2010	2009	2008
FINANCING CASH FLOWS
Borrowings (payments) on prior accounts receivable securitization program	$—	$(111)	$111
Borrowings (payments) on new accounts receivable securitization program	(83)	83	—
Borrowings (payments) on revolving credit facility, net	(28)	28	—
Repayment of notes and term loan	(193)	(83)	(5)
Proceeds from debt issuance	245	—	—
Borrowings (payments) on lines of credit and other	5	(14)	6
Net change in debt	(54)	(97)	112
Cash dividends	—	(8)	(29)
Issuance and debt extinguishment costs	(45)	—	(6)
Proceeds from stock issuance	209	—	—
Other financing activities	(1)	—	—
Net cash provided by (used for) discontinued operations	(12)	(1)	20
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$97	$(106)	$97

     Cash provided by financing activities was $97 million in fiscal year 2010 compared to cash used of $106 million in fiscal year 2009. In the second quarter of fiscal year 2010 we issued debt and equity securities generating proceeds of $454 million. We used a portion of these proceeds to repurchase $175 million of our outstanding notes due in 2012 and pay down outstanding amounts under our revolving credit facility and our U.S. accounts receivable securitization program. We paid approximately $45 million in issuance, debt extinguishment and revolver renewal and extension costs related to the above transactions. These costs include $17 million paid in excess of par to repurchase the $175 million of 2012 notes. In addition, during the third quarter of fiscal year 2010, we purchased in the open market $17 million of our 8-3/4 percent notes due 2012 and $1 million of our 8-1/8 percent notes due 2015.

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

     We paid dividends of $8 million in fiscal year 2009 and $29 million in fiscal year 2008. In February 2009, the Board of Directors suspended the company’s quarterly dividend until further notice.

Contractual Obligations

     As of September 30, 2010 we are contractually obligated to make payments as follows (in millions):

	Total	2011	2012	2013	2014-2015	Thereafter
Total debt (1)	$1,093	$9	$84	$—	$250	$750
Operating leases	73	15	12	11	18	17
Interest payments on long-term debt	655	76	72	69	137	301
Total	$1,821	$100	$168	$80	$405	$1,068

____________________

(1)	Excludes the unamortized gain on swap termination of $18 million, unamortized discount on convertible notes of $77 million and discount of $5 million on the 10-5/8 percent notes due March 15, 2018.

     We also sponsor defined benefit pension plans that cover most of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. Management expects funding for our retirement pension plans of approximately $54 million in fiscal year 2011.

     We also sponsor retirement medical plans that cover the majority of our U.S. and certain non-U.S. employees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. Management expects retiree medical plan benefit payments of approximately $45 million in fiscal year 2011; $44 million in fiscal year 2012; $43 million in each of fiscal years 2013 and 2014; and $42 million in fiscal year 2015. The table above does not reflect unrecognized tax benefits of $47 million due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. For additional discussion of unrecognized tax benefits, refer to Note 22 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Liquidity

     Our outstanding debt, net of discounts where applicable, is summarized below (in millions). For a detailed discussion of terms and conditions related to this debt, see Note 16 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

	September 30,
	2010	2009
Fixed-rate debt securities	$579	$527
Fixed-rate convertible notes	500	500
Revolving credit facility	—	28
Borrowings under U.S. accounts receivable securitization program	—	83
Unamortized discount on convertible notes	(77)	(85)
Unamortized gain on swap termination	18	23
Lines of credit and other	9	16
Total debt	$1,029	$1,092

     Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements and funding of restructuring and product development programs. We expect fiscal year 2011 capital expenditures for our business segments to be in the range of $75 million to $90 million. In addition, we currently expect restructuring cash costs to be approximately $10 million to $20 million in fiscal year 2011, although we will continue to evaluate the performance of our global operations and may enact further restructuring if conditions warrant such actions.

     We generally fund our operating and capital needs primarily with cash on hand, cash flow from operations, our various accounts receivable securitization and factoring arrangements and availability under our revolving credit facility. Cash in excess of local operating needs is generally used to reduce amounts outstanding under our revolving credit facility. Our ability to access additional capital in the long-term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. We continuously evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire, exchange or redeem outstanding indebtedness, issue new equity or enter into new lending arrangements if conditions warrant.

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

     Sources of liquidity as of September 30, 2010, in addition to cash on hand, are as follows (in millions):

	Total	Unused as	Current
	Facility Size	of 9/30/10	Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$539	$513	Various
Committed U.S. accounts receivable
securitization(2)	125	125	October 2013
Total on-balance sheet arrangements	664	638

Off-balance sheet arrangements:
Committed accounts receivable factoring programs(2)	314	181	Various
Other uncommitted factoring facilities(2)	36	31	Various
Total off-balance sheet arrangements	350	212
Total available sources	$1,014	$850

____________________

(1)	Availability under the revolving credit facility is subject to a collateral test as discussed below.

(2)	Availability subject to adequate eligible accounts receivable as described below.

     Cash and Liquidity Needs – Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. On August 3, 2010, we entered into an agreement to sell our Body Systems business (see “LVS Divestiture Update”). We expect to complete the sale by the end of calendar year 2010, subject to receiving regulatory approvals and other pre-closing conditions. Until the closing of the sale, we will be responsible for the operation of this business. Therefore, it is possible that an extended process could result in operating losses or cash requirements for which we would be responsible. We do not expect the pre-sale period to have a material impact on our cash flows. At September 30, 2010, we had $343 million in cash and cash equivalents.

     Our availability under the revolving credit facility is subject to collateral test and a priority debt to EBITDA ratio covenant, as defined in the agreement, which may limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, vehicle production schedules and customer demand and access to other borrowing arrangements such as factoring or securitization facilities. Even taking into account these and other factors, and with the assumption that the current trends in the commercial vehicle industry continue, management expects to have sufficient liquidity to fund our operating requirements through the extended term of our revolving credit facility.

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

     Repurchase Program – Our Board of Directors has approved a repurchase program for up to the remaining principal amount of the corporation’s 8-3/4 percent Notes due 2012 and up to $20 million of our 8-1/8 percent notes due in 2015 (subject to any necessary approvals). Repurchases, if any, may be made from time to time through maturity through open market purchases or privately negotiated transactions or otherwise, at the discretion of management as market conditions warrant. In June 2010, we purchased in the open market $17 million of our outstanding 8-3/4 percent notes due in 2012. The notes were repurchased at 104.875 percent of their principal amount. Also in June 2010, we purchased $1 million of our 8-1/8 percent notes due in 2015. The notes were repurchased at 94.000 percent of their principal amount.

     Equity Securities – In March 2010, we completed an equity offering of 19,952,500 shares, par value of $1 per share, at a price of $10.50 per share. The offering was made pursuant to the Shelf Registration Statement. The proceeds from the offering, net of underwriting discounts and commissions, of $200 million were primarily used to repay outstanding indebtedness under the revolving credit facility and U.S. Accounts Receivable Securitization Program.

     Revolving Credit Facility – On February 5, 2010 we signed an agreement to amend and extend the revolving credit facility, which became effective on February 26, 2010. Pursuant to the revolving credit facility as amended, we have a $539 million revolving credit facility (excluding $28 million, which is unavailable due to the bankruptcy of Lehman Brothers in 2008), $143 million of which matures in June 2011 for non-extending banks and with the remaining $396 million maturing in January 2014 for extending banks. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. At September 30, 2010, there were no borrowings outstanding under the revolving credit facility. At September 30, 2009, there were $28 million of borrowings outstanding. The $539 million revolving credit facility includes $100 million of availability for the issuance of letters of credit. At September 30, 2010 and September 30, 2009, letters of credit totalling approximately $26 million and $27 million, respectively, were issued. At certain times during any given month, we may draw on our revolving credit facility or U.S. accounts receivable securitization facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the facilities. Accordingly, during any given month, we may draw down on these facilities in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

     Availability under the revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis and under the most recent collateral test, the full amount of the revolving credit facility was available for borrowing at September 30, 2010. Our availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization program, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2010 through and including the fiscal quarter ended June 30, 2011; (ii) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012 and (iii) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity. At September 30, 2010, we were in compliance with the above noted covenants with a ratio of approximately 0.10x for the priority-debt-to-EBITDA covenant. Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility.

     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At September 30, 2010, the margin over the LIBOR rate was 275 basis points for the $143 million available from non-extending banks, and the commitment fee was 50 basis points. At September 30, 2010, the margin over LIBOR rate was 500 basis points for the $396 million available from extending banks, and the commitment fee was 75 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 175 basis points for the $143 million from non-extending banks and prime rate plus a margin of 400 basis points for the $396 million from the extending banks.

     Accounts Receivable Securitization and Factoring – As of September 30, 2010, we participate in accounts receivable factoring and securitization programs with total amounts utilized of approximately $138 million of which $133 million were attributable to committed facilities by established banks. At September 30, 2010, the total $138 million relates to off-balance sheet securitization and factoring arrangements (see “Off-Balance Sheet Arrangements”).

     U.S. Securitization Program: Since 2005 we have participated in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. In September 2009, we entered into a new, two year $125 million U.S. receivables financing arrangement with a syndicate of financial institutions led by GMAC Commercial Finance LLC. Under this program, we have the ability to sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. In October 2010, the company extended the expiration of the program to October 2013. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At September 30, 2010, no balance was outstanding under this program. This program does not have specific financial covenants; however it does have a cross-default provision to our revolving credit facility agreement.

     Credit Ratings – Standard & Poor’s corporate credit rating and senior secured credit rating for our company is B- and B, respectively. Moody’s Investors Service corporate credit rating and senior secured credit rating for our company is B1 and Ba3, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

Off-Balance Sheet Arrangements

     Accounts Receivable Securitization and Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at September 30, 2010, of approximately $138 million, of which $84 million and $49 million were attributable to a Swedish securitization facility and a French factoring facility, respectively, both of which involve the securitization or sale of AB Volvo accounts receivables. These programs are described in more detail below.

     Swedish Securitization Facility: In March 2006, we entered into a European arrangement to sell trade receivables through one of our European subsidiaries. Under this arrangement, we can sell up to, at any point in time, €105 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized €62 million ($84 million) and €38 million ($56 million) of this accounts receivable securitization facility as of September 30, 2010 and 2009, respectively. We had notes receivable from the purchaser of the receivables of $3 million and $6 million under this program at September 30, 2010 and 2009, respectively.

     French Factoring Facility: In November 2007, we entered into an arrangement to sell trade receivables through one of our French subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized €36 million ($49 million) and €10 million ($16 million) of this accounts receivable securitization facility as of September 30, 2010 and September 30, 2009, respectively.

     Both of the above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through June 2011 for the French facility and July 2011 for the Swedish facility. The commitments are subject to standard terms and conditions for these types of arrangements (including, in the case of the French commitment, a sole discretion clause whereby the bank retains the right to not purchase receivables, which to our knowledge has never been invoked).

     In addition, several of our subsidiaries, primarily in Europe, factor eligible accounts receivables with financial institutions. The amount of factored receivables was approximately $5 million and $6 million at September 30, 2010 and September 30, 2009, respectively.

     U.S. Factoring Facility: In October 2010, we entered into a two-year arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, we can sell up to, at any point in time, €32 million ($44 million) of eligible trade receivables. The receivables under this program are sold at face value and will be excluded from the consolidated balance sheet.

Contingencies

     Contingencies related to environmental, asbestos and other matters are discussed in Note 23 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

     Pensions — Our pension obligations are determined annually on an actuarial basis and were measured as of September 30, 2010 and September 30, 2009. The U.S. plans include a qualified and non-qualified pension plan. The significant non-U.S. plan is located in the United Kingdom. Other non-U.S. plans are located in Germany, Canada and Switzerland. The following are the significant assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Assumptions as of September 30:
Discount rate (1)	4.90%	2.50% – 5.00%	5.70%	3.00% – 6.25%
Assumed return on plan assets (1)	8.50%	2.50% – 8.00%	8.50%	3.00% – 8.00%
Rate of compensation increase	3.75%	2.00% – 3.50%	3.75%	2.00% – 3.50%
____________________

(1)
The discount rate for the company’s significant non-U.S. pension plan was 5.00 percent, 5.50 percent and 6.75 percent for 2010, 2009 and 2008, respectively. The assumed return on plan assets for this plan was 8.00 percent for each of fiscal years 2010, 2009 and 2008.

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

     These assumptions reflect our historical experience and our best judgments regarding future expectations. The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the plans in 2010, are shown below (in millions):

	Effect on All Plans – September 30, 2010
		Increase (Decrease) in	Increase (Decrease) in
	Percentage Point Change	PBO	Pension Expense
Assumption:
Discount rate	-0.5 pts	$148	$8
	+0.5 pts	(135)	(8)
Assumed return on plan assets	-1.0 pts	NA	14
	+1.0 pts	NA	(14)
NA — Not Applicable

     In September 2006, the FASB issued guidance requiring companies measure the funded status of their defined benefit pension plans and other postretirement benefit plans as of the balance sheet date. We adopted the measurement date provisions of this retirement benefit guidance at October 1, 2008. Using the “one-measurement” approach, the impact of adopting the measurement date provisions as of October 1, 2008, was an increase to accumulated deficit of approximately $20 million ($20 million after-tax), representing the net periodic benefit cost for the period between the measurement date utilized in fiscal year 2008 and the beginning of fiscal year 2009, which previously would have been expensed in the first quarter of fiscal year 2009 on a delayed basis.

     Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in the footnotes. Based on the September 30, 2010 and 2009 measurement dates, we had an unrecognized loss of $903 million and $762 million, respectively, at September 30, 2010 and 2009. A portion of this loss was recognized into earnings in fiscal year 2010.

     In recognition of the long-term nature of the liabilities of the pension plans, we have targeted an asset allocation strategy designed to promote asset growth while maintaining an acceptable level of risk over the long term. Asset-liability studies are performed periodically to validate the continued appropriateness of these asset allocation targets. The asset allocation for the U.S. plan is targeted at 50–70 percent equity investments, 20–40 percent fixed income investments, and 5–15 percent alternative investments. Alternative investments include private equities, real estate and partnership interests. The target asset allocation ranges for the non-U.S. plans are 50–90 percent equity investments, 15–40 percent fixed income investments, and 0–10 percent real estate and alternative investments. The asset class mix and the percentage of securities in any asset class or market may vary as the risk/return characteristics of either individual market or asset classes vary over time.

     The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. ArvinMeritor securities did not comprise any of the value of our worldwide pension assets as of September 30, 2010.

     Based on current assumptions, the fiscal year 2011 pension expense is estimated to be approximately $25 million.

     Retiree Medical — We have retirement medical plans that cover certain of our U.S. and non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Our retiree medical obligations were measured as of September 30, 2010 and September 30, 2009.

     The following are the significant assumptions used in the measurement of the accumulated postretirement benefit obligation (APBO):

	2010	2009
Assumptions as of September 30:
Discount rate	4.90%	5.60%
Health care cost trend rate (weighted average)	7.75%	7.85%
Ultimate health care trend rate	5.00%	5.00%
Year ultimate rate is reached	2023	2021

     The discount rate is the rate used to calculate the present value of the APBO. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. We used the corporate AA/Aa bond rate for this assumption.

     The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. Our projection for fiscal year 2011 is an increase in health care costs of 7.75 percent. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 5.0 percent by fiscal year 2023 and remain at that level thereafter.

     A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2010	2009
Effect on total of service and interest cost
1% Increase	$3	$4
1% Decrease	(2)	(4)
Effect on APBO
1% Increase	60	65
1% Decrease	(52)	(56)

     Based on current assumption, fiscal year 2011 retiree medical expense is estimated to be approximately $47 million.

     Product Warranties —Our business segments record estimated product warranty costs at the time of shipment of products to customers. Liabilities for product recall campaigns are recorded at the time the company’s obligation is known and can be reasonably estimated. Product warranties, including recall campaigns, not expected to be paid within one year are recorded as a non-current liability.

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

     Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next ten years of $63 million to $72 million. After consultation with Bates White, Maremont determined that as of September 30, 2010 the most likely and probable liability for pending and future claims over the next ten years is $63 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

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
     Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $57 million as of September 30, 2010. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

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

     Asbestos — Rockwell International (Rockwell) — ArvinMeritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred to the company at the time of the spin-off of the automotive business to Meritor from Rockwell in 1997. Currently there are thousands of claimants in lawsuits that name us, together with many other companies, as defendants.

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

     We also engage Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised us that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. After consultation with Bates White, the company determined that as of September 30, 2010 and 2009, the probable liability for pending and future claims over the next four years is $17 million and $16 million, respectively. The accrual estimates are based on historical data and certain assumptions with respect to events that occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims beyond four years. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process.

     Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies, which are currently being disputed. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. Based on consultations with its advisors and underlying analysis performed by management, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $9 million and $12 million at September 30, 2010 and 2009, respectively. If the assumptions with respect to the nature of pending and future claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on our financial condition and results of operations.

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
     In fiscal year 2009, the company recorded a non-cash charge of $644 million, of which $633 million was recorded in the first fiscal quarter, to establish valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100 percent owned subsidiaries including France, Germany, Italy, and Sweden and certain other countries.

     The company believed that these valuation allowances were required due to events and developments that occurred during the first quarter of fiscal year 2009. In conducting the first quarter 2009 analysis, the company utilized a consistent approach which considers its three-year historical cumulative income (loss) including an assessment of the degree to which any losses were driven by items that are unusual in nature and incurred in order to achieve profitability in the future. In addition, the company reviewed changes in near-term market conditions and other factors that arose during the period which impacted future operating results. Both positive and negative evidence were considered in the analysis. Significant negative evidence existed due to the deterioration of the global markets. The analysis for the first quarter of fiscal year 2009 showed a three-year historical cumulative loss in the U.S., France, Germany, Italy and Sweden. The losses continued to exist even after adjusting the results to remove unusual items and charges, which is considered a significant factor in the analysis as it is objectively verifiable and therefore, significant negative evidence. In addition, the global market deterioration reduced the expected impact of tax planning strategies that were included in our analysis. Accordingly, based on a three year historical cumulative loss, combined with significant and inherent uncertainty as to the timing of when the company would be able to generate the necessary level of earnings to recover its deferred tax assets in the U.S., France, Germany, Italy and Sweden, the company concluded that valuation allowances were required. The company has maintained the valuation allowances recorded in the U.S., France, Germany, Italy, Sweden, and certain other jurisdictions as the company believes the negative evidence continues to outweigh the positive evidence as of September 30, 2010.

     The expiration periods for $909 million of deferred tax assets related to net operating losses and tax credit carryforwards are as follows: $21 million between fiscal years 2011 and 2015; $148 million between fiscal years 2016 and 2025; $479 million between fiscal years 2026 and 2030; and $261 million can be carried forward indefinitely. The company has provided valuation allowances on these deferred tax assets of approximately $21 million, $134 million, $473 million and $258 million, respectively.

     New Accounting Pronouncements

     New accounting standards to be implemented:

     In June 2009, the Financial Accounting Standards Board (FASB) issued guidance on accounting for transfer of financial assets, which changes the requirements for recognizing the transfer of financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. The guidance also eliminates the concept of a “qualifying special purpose entity” when assessing transfers of financial instruments. As required, this guidance will be adopted by the company effective October 1, 2010. The company is currently evaluating the impact, if any, of the new requirements on its consolidated financial statements.

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

     Accounting standards implemented in fiscal year 2010:

     In December 2007, the FASB issued consolidation guidance that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The guidance also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. If a parent retains a noncontrolling equity investment in the former subsidiary, that investment is measured at its fair value. As required, the company adopted this guidance effective October 1, 2009 on a prospective basis, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented. The company has modified the presentation and disclosure of noncontrolling interests in accordance with the requirement of the guidance, which resulted in changes in the presentation of the company’s consolidated statement of operations, consolidated balance sheet, consolidated statement of cash flows and consolidated statements of shareowners’ equity (deficit) and comprehensive loss. Other than the required changes in the presentation of non-controlling interests in the consolidated financial statements, the adoption of this consolidation guidance did not have a significant impact on the company’s consolidated financial statements.

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

     This guidance impacted the company’s accounting for its outstanding $300 million convertible notes issued in 2006 (the 2006 convertible notes) and $200 million convertible notes issued in 2007 (the 2007 convertible notes) (see Note 16 in the Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). On October 1, 2009, the company adopted this guidance and applied its impact retrospectively to all periods presented. Upon adoption, the company recognized the estimated equity component of the convertible notes of $108 million ($69 million after tax) in additional paid-in capital. In addition, the company allocated $4 million of unamortized debt issuance costs to the equity component and recognized this amount as a reduction to additional paid-in capital. The company also recognized a discount on convertible notes of $108 million, which is being amortized as non-cash interest expense over periods of ten and twelve years for the 2006 convertible notes and 2007 convertible notes, respectively. The periods of ten and twelve years represent the expected life of the convertible notes based on the earliest period holders of the notes may redeem them. At September 30, 2010, the remaining amortization periods for the 2006 convertible notes and 2007 convertible notes were six years and nine years, respectively. Effective interest rates on the 2006 convertible notes and 2007 convertible notes were 7.0 percent and 7.7 percent, respectively.

     Upon recognition of the equity component of the convertible notes, the company also recognized a deferred tax liability of $39 million as the tax effect of the basis difference between carrying and notional values of the convertible notes. The carrying value of this deferred tax liability was offset with certain net deferred tax assets in the first quarter of fiscal year 2009 for determining valuation allowances against those deferred tax assets (see Note 22 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional information on valuation allowances).

     At September 30, 2010 and September 30, 2009, the carrying amount of the equity component recognized upon adoption was $67 million. The following tables summarize other information related to the convertible notes.

	September 30,	September 30,
	2010	2009
Components of the liability balance (in millions):
Principal amount of convertible notes	$500	$500
Unamortized discount on convertible notes	(77)	(85)
Net carrying value	$423	$415

	Year Ended September 30,
	2010	2009	2008
Interest costs recognized (in millions):
Contractual interest coupon	$22	$22	$22
Amortization of debt discount	8	8	7
Total	$30	$30	$29

     In December 2008, the FASB issued guidance on defined benefit plans that requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk. The company has adopted this guidance for its fiscal year ended September 30, 2010 and has included required disclosures in its consolidated financial statements.

International Operations

     Approximately 65 percent of the company’s total assets as of September 30, 2010 and 62 percent of fiscal 2010 sales from continuing operations were outside the United States. Management believes that international operations have significantly benefited the financial performance of the company. However, our international operations are subject to a number of risks inherent in operating abroad. There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.

     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2008 and 2010, our reported financial results have benefited from depreciation of the U.S. dollar against foreign currencies whereas during fiscal year 2009, our reported financial results have been adversely affected by appreciation of the U.S. dollar against foreign currencies.

     We use foreign currency forward contracts to minimize the earnings exposures arising from foreign currency exchange risk on foreign currency purchases and sales. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this cash flow hedging program, we designate the foreign currency contracts (the contracts) as cash flow hedges of underlying foreign currency forecasted purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12 - 24 months.

     We generally have not hedged against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. In the fourth quarter of fiscal year 2010, due to the volatility of the Brazilian real as compared to the U.S. dollar, we entered into foreign currency option contracts to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts are recorded in other income (expense), net, in the consolidated statement of operations, generally reducing the exposure to translation volatility during a full-year period. The impact of these option contracts was not significant to our fiscal year 2010 results of operations or financial position.

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

Market Risk	Assuming a	Assuming a	Favorable /
	10% Increase in	10% Decrease	(Unfavorable)
	Rates	in Rates	Impact on
Foreign Currency Sensitivity:
Foreign currency denominated debt	0.9	(0.9)	Fair Value

	Assuming a 50	Assuming a 50	Favorable /
	BPS Increase in	BPS Decrease in	(Unfavorable)
	Rates	Rates	Impact on
Interest Rate Sensitivity:
Debt - fixed rate	$(40.2)	$42.6	Fair Value
Debt - variable rate(1)	—	—	Cash Flow
____________________

(1)	Includes domestic and foreign debt.

     At September 30, 2010, we did not have any foreign currency forward contracts outstanding.

     At September 30, 2010 a 10% decrease in quoted currency exchange rates would result in a potential loss of approximately $1 million in foreign currency denominated debt.

     At September 30, 2010 the fair value of debt outstanding was approximately $1,132 million. A 50 basis points decrease in quoted interest rates would result in favorable impact of $43 million on fixed rate debt.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of ArvinMeritor, Inc.
Troy, Michigan

We have audited the accompanying consolidated balance sheets of ArvinMeritor, Inc. and subsidiaries (the “Company”) as of October 3, 2010 and September 27, 2009 and the related consolidated statements of operations, shareowners’ equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended October 3, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2010 and September 27, 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 3, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on September 28, 2009, the Company changed its method of accounting for its convertible notes for all years presented. Also, as discussed in Note 2 to the consolidated financial statements, on September 29, 2008, the Company changed the measurement date of its defined benefit plan assets and liabilities to coincide with its year end.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 3, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP
         DELOITTE & TOUCHE LLP

Detroit, Michigan
November 24, 2010

ARVINMERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)

	Year Ended September 30,
	2010	2009	2008
Sales	$3,590	$3,075	$4,819
Cost of sales	(3,171)	(2,780)	(4,344)
GROSS MARGIN	419	295	475
Selling, general and administrative	(289)	(209)	(308)
Restructuring costs	(6)	(61)	—
Asset impairment charges	(2)	(14)	—
Other operating expense, net	(6)	(1)	(3)
OPERATING INCOME	116	10	164
Other income	2	—	—
Equity in earnings of affiliates	48	15	37
Interest expense, net	(106)	(93)	(86)
INCOME (LOSS) BEFORE INCOME TAXES	60	(68)	115
Provision for income taxes	(48)	(670)	(161)
INCOME (LOSS) FROM CONTINUING OPERATIONS	12	(738)	(46)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	14	(438)	(44)
NET INCOME (LOSS)	26	(1,176)	(90)
Less: Net income attributable to noncontrolling interests	(14)	(12)	(15)
NET INCOME (LOSS) ATTRIBUTABLE TO ARVINMERITOR, INC.	$12	$(1,188)	$(105)

NET INCOME (LOSS) ATTRIBUTABLE TO ARVINMERITOR, INC.
Net loss from continuing operations	$(2)	$(747)	$(57)
Income (loss) from discontinued operations	14	(441)	(48)
Net income (loss)	$12	$(1,188)	$(105)

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.02)	$(10.31)	$(0.79)
Discontinued operations	0.16	(6.08)	(0.67)
Basic earnings (loss) per share	$0.14	$(16.39)	$(1.46)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.02)	$(10.31)	$(0.79)
Discontinued operations	0.16	(6.08)	(0.67)
Diluted earnings (loss) per share	$0.14	$(16.39)	$(1.46)

Basic and diluted average common shares outstanding	84.7	72.5	72.1

See Notes to Consolidated Financial Statements. Amounts for prior periods have been recast for discontinued operations.

ARVINMERITOR, INC.
CONSOLIDATED BALANCE SHEET
(In millions)

	September 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$343	$95
Receivables, trade and other, net	579	694
Inventories	382	374
Other current assets	76	97
Assets of discontinued operations	341	56
TOTAL CURRENT ASSETS	1,721	1,316
NET PROPERTY	389	445
GOODWILL	432	438
OTHER ASSETS	337	306
TOTAL ASSETS	$2,879	$2,505

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$—	$97
Accounts payable	670	674
Other current liabilities	358	411
Liabilities of discontinued operations	362	107
TOTAL CURRENT LIABILITIES	1,390	1,289
LONG-TERM DEBT	1,029	995
RETIREMENT BENEFITS	1,162	1,077
OTHER LIABILITIES	321	310
EQUITY (DEFICIT):
Common stock (September 30, 2010 and 2009, 94.1 and 74.0 shares
issued and outstanding, respectively)	92	72
Additional paid-in capital	886	699
Accumulated deficit	(1,220)	(1,232)
Accumulated other comprehensive loss	(812)	(734)
Total deficit attributable to ArvinMeritor, Inc.	(1,054)	(1,195)
Noncontrolling interest	31	29
TOTAL DEFICIT	(1,023)	(1,166)
TOTAL LIABILITIES AND DEFICIT	$2,879	$2,505

See Notes to Consolidated Financial Statements.

ARVINMERITOR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2010	2009	2008
OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (see Note 26)	$211	$(295)	$163
INVESTING ACTIVITIES
Capital expenditures	(56)	(82)	(98)
Acquisitions of businesses and investments, net of cash acquired	—	—	(60)
Proceeds from disposition of property and businesses	5	3	9
Proceeds from investments and sale of marketable securities	—	6	5
Net investing cash flows used for continuing operations	(51)	(73)	(144)
Net investing cash flows provided by (used for) discontinued operations	(13)	87	(16)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(64)	14	(160)
FINANCING ACTIVITIES
Borrowings (payments) on prior accounts receivable securitization program	—	(111)	111
Borrowings (payments) on new accounts receivable securitization program	(83)	83	—
Borrowings (payments) on revolving credit facility, net	(28)	28	—
Proceeds from debt issuance	245	—	—
Repayment of notes and term loan	(193)	(83)	(5)
Borrowings (payments) on lines of credit and other	5	(14)	6
Net change in debt	(54)	(97)	112
Cash dividends	—	(8)	(29)
Proceeds from stock issuance	209	—	—
Debt and stock issuance and debt extinguishment costs	(45)	—	(6)
Other financing activities	(1)	—	—
Net financing cash flows provided by (used for) continuing operations	109	(105)	77
Net financing cash flows provided by (used for) discontinued operations	(12)	(1)	20
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	97	(106)	97
EFFECT OF CURRENCY EXCHANGE RATES ON CASH AND CASH
EQUIVALENTS	4	(15)	(12)
CHANGE IN CASH AND CASH EQUIVALENTS	248	(402)	88
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	95	497	409
CASH AND CASH EQUIVALENTS AT END OF YEAR	$343	$95	$497

See Notes to Consolidated Financial Statements. Amounts for prior periods have been recast for discontinued operations.

ARVINMERITOR, INC.
CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS
(In millions, except per share amounts)

	Year Ended September 30,
	2010	2009	2008
ArvinMeritor, Inc. Shareowners:
COMMON STOCK
Beginning balance	$72	$72	$72
Issuance of common stock	20	—	—
Ending balance	92	72	72
ADDITIONAL PAID-IN CAPITAL
Beginning balance	699	692	685
Equity based compensation expense	7	10	7
Issuance of common stock	180	—	—
Issuance of restricted stock	—	(3)	—
Ending balance	886	699	692
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Beginning balance	(1,232)	(16)	123
Net income (loss)	12	(1,188)	(105)
Cash dividends (per share $0.10: 2009; $0.40: 2008)	—	(8)	(29)
Adjustment upon adoption of income tax guidance	—	—	(5)
Adjustment upon adoption of retirement benefits guidance	—	(20)	—
Ending balance	(1,220)	(1,232)	(16)
TREASURY STOCK
Beginning balance	—	(3)	(3)
Issuance of restricted stock	—	3	—
Ending balance	—	—	(3)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance	(734)	(225)	(272)
Foreign currency translation adjustments	44	(63)	(13)
Adjustments upon adoption of retirement benefits guidance, net of tax	—	9	—
Impact of sale of business	31	—	—
Employee benefit related adjustments (net of tax of $2 in fiscal years 2010 and
2009 and $44 in fiscal year 2008)	(157)	(465)	71
Unrealized gains (losses), net	4	10	(11)
Ending balance	(812)	(734)	(225)
TOTAL SHAREOWNERS’ EQUITY (DEFICIT) ATTRIBUTABLE TO
ARVINMERITOR, INC.	$(1,054)	$(1,195)	$520
Noncontrolling Interests:
Beginning balance	$29	$75	$65
Net income attributable to noncontrolling interests	14	12	15
Dividends declared or paid	(12)	(19)	(4)
Divestitures	—	(18)	—
Other adjustments	—	(21)	(1)
Ending balance	31	29	75
TOTAL EQUITY (DEFICIT)	$(1,023)	$(1,166)	$595
COMPREHENSIVE LOSS
Net income (loss)	$26	$(1,176)	$(90)
Foreign currency translation adjustments	44	(63)	(13)
Adjustments upon adoption of retirement benefits guidance, net of tax	—	9	—
Impact of sale of business	31	—	—
Employee benefit related adjustments, net of tax	(157)	(465)	71
Unrealized gains (losses)	4	10	(11)
Total comprehensive loss	(52)	(1,685)	(43)
Less: Net income attributable to non-controlling interests	(14)	(12)	(15)
Comprehensive loss attributable to ArvinMeritor, Inc.	$(66)	$(1,697)	$(58)

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

          The company’s fiscal year ends on the Sunday nearest September 30. The 2010, 2009 and 2008 fiscal years ended on October 3, 2010, September 27, 2009, and September 28, 2008. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 is used consistently throughout this report to represent the fiscal year end.

          The company has evaluated subsequent events through the date that the consolidated financial statements were issued.

     2. SIGNIFICANT ACCOUNTING POLICIES

   Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates and assumptions were used to value goodwill and other long-lived assets, including impairment charges (see Notes 3, 4 and 11), costs associated with the company’s restructuring actions (see Note 5), product warranty liabilities (see Note 14), long-term incentive compensation plan obligations (see Note 19), retiree medical and pension obligations (see Notes 20 and 21), income taxes (see Note 22), and contingencies including asbestos and environmental matters (see Note 23).

   Consolidation and Joint Ventures

     The consolidated financial statements include the accounts of the company and those subsidiaries in which the company has control. All intercompany balances and transactions are eliminated in consolidation. The results of operations of controlled subsidiaries where ownership is greater than 50 percent, but less than 100 percent, are included in the consolidated financial statements and are offset by a related noncontrolling interest recorded for the noncontrolling partners’ ownership. Investments in affiliates that are not controlled or majority-owned are reported using the equity method of accounting (see Note 13).

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Discontinued Operations

          A business component that either has been disposed of or is classified as held for sale is reported as discontinued operations if the cash flows of the component have been or will be eliminated from the ongoing operations of the company and the company will no longer have any significant continuing involvement in the business component. The results of discontinued operations are aggregated and presented separately in the consolidated statement of operations and consolidated statement of cash flows. Assets and liabilities of the disposal group, are aggregated and reported separately as assets and liabilities of discontinued operations in the consolidated balance sheet (see Note 3).

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

   Earnings per Share

          Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each year. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards and convertible securities, if applicable. Basic and diluted average common shares outstanding at September 30, 2010, 2009 and 2008 were 84.7 million, 72.5 million and 72.1 million, respectively.

          The potential effects of restricted stock and stock options were excluded from the diluted earnings per share calculation for the fiscal years ended September 30, 2010, 2009 and 2008 because their inclusion in a net loss period would reduce the net loss per share. Therefore, at September 30, 2010, 2009, and 2008, options to purchase 1.4 million, 1.7 million and 2.1 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share. In addition, 0.8 million, 1.3 million and 1.5 million shares of restricted stock were excluded from the computation of diluted earnings per share at September 30, 2010, 2009 and 2008. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the company’s average stock price during the quarter is less than the conversion price.

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

   New accounting standards to be implemented:

          In June 2009, the Financial Accounting Standards Board (the FASB) issued guidance on accounting for transfer of financial assets, which changes the requirements for recognizing the transfer of financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. The guidance also eliminates the concept of a “qualifying special purpose entity” when assessing transfers of financial instruments. As required, this guidance will be adopted by the company effective October 1, 2010. The company is currently evaluating the impact, if any, of the new requirements on its consolidated financial statements.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest entity. As required, this guidance will be adopted by the company effective October 1, 2010. The company is currently evaluating the impact, if any, of the new requirements on its consolidated financial statements.

   Accounting standards implemented:

          In December 2007, the FASB issued consolidation guidance that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The guidance also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. The statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. If a parent retains a noncontrolling equity investment in the former subsidiary, that investment is measured at its fair value. As required, the company adopted this guidance effective October 1, 2009 on a prospective basis, except for the presentation and disclosure requirements, which have been applied retrospectively for all periods presented. The company has modified the presentation and disclosure of noncontrolling interests in accordance with the requirement of the guidance, which resulted in changes in the presentation of the company’s consolidated statement of operations, consolidated balance sheet, consolidated statement of cash flows and consolidated statements of shareowners’ equity (deficit) and comprehensive loss. Other than the required changes in the presentation of non-controlling interests in the consolidated financial statements, the adoption of this consolidation guidance did not have a significant impact on the company’s consolidated financial statements.

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

          This guidance impacted the company’s accounting for its outstanding $300 million convertible notes issued in 2006 (the 2006 convertible notes) and $200 million convertible notes issued in 2007 (the 2007 convertible notes) (see Note 16). On October 1, 2009, the company adopted this guidance and applied its impact retrospectively to all periods presented. Upon adoption, the company recognized the estimated equity component of the convertible notes of $108 million ($69 million after tax) in additional paid-in capital. In addition, the company allocated $4 million of unamortized debt issuance costs to the equity component and recognized this amount as a reduction to additional paid-in capital. The company also recognized a discount on convertible notes of $108 million, which is being amortized as non-cash interest expense over periods of ten and twelve years for the 2006 convertible notes and 2007 convertible notes, respectively. The periods of ten and twelve years represent the expected life of the convertible notes based on the earliest period holders of the notes may redeem them. At September 30, 2010, the remaining amortization periods for the 2006 convertible notes and 2007 convertible notes were six years and nine years, respectively. Effective interest rates on the 2006 convertible notes and 2007 convertible notes were 7.0 percent and 7.7 percent, respectively.

          Upon recognition of the equity component of the convertible notes, the company also recognized a deferred tax liability of $39 million as the tax effect of the basis difference between carrying and notional values of the convertible notes. The carrying value of this deferred tax liability was offset with certain net deferred tax assets in the first quarter of fiscal year 2009 for determining valuation allowances against those deferred tax assets (see Note 22).

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          At September 30, 2010 and September 30, 2009, the carrying amount of the equity component recognized upon adoption was $67 million. The following tables summarize other information related to the convertible notes.

	September 30, 2010	September 30, 2009
Components of the liability balance (in millions):
Principal amount of convertible notes	$500	$500
Unamortized discount on convertible notes	(77)	(85)
Net carrying value	$423	$415

	Year Ended September 30,
	2010	2009	2008
Interest costs recognized (in millions):
Contractual interest coupon	$22	$22	$22
Amortization of debt discount	8	8	7
Total	$30	$30	$29

          In December 2008, the FASB issued guidance on defined benefit plans that requires new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk The company has adopted this guidance for its fiscal year ended September 30, 2010 and has included required disclosures in its consolidated financial statements (see Note 21).

          In September 2006, the FASB issued guidance requiring companies to measure the funded status of their defined benefit pension plans and other postretirement benefit plans as of the balance sheet date. The company adopted the measurement date provisions of this retirement benefit guidance at October 1, 2008. Using the “one-measurement” approach, the impact of adopting the measurement date provisions as of October 1, 2008, was an increase to accumulated deficit of approximately $20 million ($20 million after-tax), representing the net periodic benefit cost for the period between the measurement date utilized in fiscal year 2008 and the beginning of fiscal year 2009, which previously would have been expensed in the first quarter of fiscal year 2009 on a delayed basis.

3. DISCONTINUED OPERATIONS

          Results of the discontinued operations are summarized as follows (in millions):

	Year Ended September 30,
	2010	2009	2008
Sales	$1,292	$1,542	$2,355
Net gain (loss) on sales of businesses	$5	$(10)	$(16)
Goodwill and long-lived asset impairment charges	—	(265)	—
Charge for indemnity obligation (see Note 23)	—	(28)	—
Restructuring costs	(6)	(40)	(20)
LVS Divestiture costs	(9)	(9)	(19)
Other	(15)	—	—
Operating income (loss), net	41	(65)	56
Income (loss) before income taxes	16	(417)	1
Provision for income taxes	(2)	(21)	(45)
Net income (loss)	$14	$(438)	$(44)
Net income attributable to noncontrolling interests	—	(3)	(4)
Income (loss) from discontinued operations
attributable to ArvinMeritor, Inc.	$14	$(441)	$(48)

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          In conjunction with the company’s long-term strategic objective to focus on supplying the commercial vehicle on- and off-highway markets for original equipment manufacturers, aftermarket and industrial customers, the company previously announced its intent to divest the Light Vehicle Systems (LVS) business groups in their entirety. The following summarizes the company’s divestiture related activities associated with its LVS business groups. Results of the company’s LVS businesses are reflected in discontinued operations through the date of disposition. Upon completion of these activities, the company will have substantially exited the light vehicle markets.

          Pending Divestitures

          Body Systems

          On August 3, 2010, the company entered into an agreement to sell its Body Systems business to an affiliate of Inteva Products, LLC. The purchase price is approximately $35 million, including $20 million in cash at closing and a promissory note for $15 million, before potential adjustments for items such as working capital fluctuations. Upon signing, $10 million of the purchase price was placed in escrow pending closing of the sale process. The company expects to complete the sale by the end of calendar year 2010, subject to receiving regulatory approval and other pre-closing matters.

          Assets of the Body Systems disposal group are included in assets of discontinued operations in the consolidated balance sheet and primarily consist of accounts receivable, inventory and other current assets of $264 million, fixed assets of $45 million and other long term assets of $22 million. Liabilities of the Body Systems disposal group are included in liabilities of discontinued operations in the consolidated balance sheet primarily consist of accounts payable, payroll and employee related accruals and other current liabilities of approximately $298 million, and accrued pension and post retirement benefits and other long-term liabilities of $55 million. There are also approximately $59 million of favorable accumulated foreign currency translation adjustments related to the Body Systems disposal group. These accumulated foreign currency translation adjustments are included in accumulated other comprehensive loss in the consolidated statement of shareowners’ equity (deficit) and are expected to be included in the computation of net gain (loss) on sale upon completion of the sale transaction.

          Remaining Chassis Businesses

          The remaining Chassis operations include two facilities in Europe. The facility in Leicester, England makes and distributes gas springs for industrial applications and the facility in Bonneval, France makes ride control parts (shock absorbers) for sales in Europe. The company continues to pursue strategic alternatives for these businesses, which had combined sales of $22 million in fiscal year 2010.

          Completed Divestitures

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

          Assets of MSSC are included in assets of discontinued operations in the consolidated balance sheet at September 30, 2009 and primarily consist of current assets of $34 million, fixed assets of $13 million and other long term assets. Liabilities of MSSC included in liabilities of discontinued operations in the consolidated balance sheet at September 30, 2009 primarily consist of short-term debt, accounts payable, restructuring reserves and approximately $69 million of accrued pension and post retirement benefits. Upon completion of the sale on October 30, 2009, all assets and liabilities of MSSC were transferred to the buyer.

          Wheels

          In September 2009, we completed the sale of our Wheels business to Iochpe-Maxion S.A., a Brazilian producer of wheels and frames for commercial vehicles, railway freight cars and castings, and affiliates. The gross purchase price was $180 million. Net proceeds after taxes and adjustments for working capital and net debt were $167 million (net of cash on hand of $3 million).

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          Emissions Technologies

          The company’s Emissions Technologies (ET) business supplied exhaust systems and exhaust system components, including mufflers, exhaust pipes, catalytic converters, diesel particulate filters and exhaust manifolds, primarily to original equipment manufacturers. On May 17, 2007, the company sold its ET business to EMCON Technologies Holdings Limited (EMCON), a private equity affiliate of J.P. Morgan Securities Inc. Total consideration was $310 million, including cash, a $20 million note (See Note 12) and the assumption of certain liabilities, and adjustments for working capital and other items (see below). Proceeds from the $20 million note receivable were received during fiscal year 2010, along with accrued interest thereon.

          During fiscal year 2008, the company received the final working capital adjustment of $28 million, which was based upon closing working capital at the time of sale of ET. In addition, pre-sale funding obligations, which were recorded as a receivable from EMCON and an offsetting payable in the consolidated balance sheet at September 30, 2007, were settled in fiscal year 2008.

          The following summarizes significant items included in income (loss) of discontinued operations in the consolidated statement of operations for the fiscal years ended September 30, 2010, 2009 and 2008:

          Net gain (loss) on sale of business: In connection with the sale of the company’s interest in MSSC, the company recognized a pre-tax gain on sale of $16 million ($16 million after tax), net of estimated indemnity obligations during the first quarter of fiscal year 2010. The company provided certain indemnifications to the buyer for its share of potential obligations related to taxes, pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company’s estimated exposure under these indemnities is approximately $15 million and is included in other liabilities in the consolidated balance sheet at September 30, 2010. The company recognized $3 million of pre-tax losses ($3 million after tax) on the sale of certain other LVS businesses during the fourth quarter of fiscal year 2010. Also included in net gain on sale of businesses for the fiscal year ended September 30, 2010 are $8 million of charges associated with the Gabriel Ride Control working capital adjustments recognized in the first quarter of fiscal year 2010. In April 2010, the company and Ride Control, LLC settled the final working capital purchase price adjustment resulting in no additional impact to the amounts already recorded.

          In fiscal year 2009, the company recognized a net loss on the sale of certain LVS businesses of $15 million. The company sold its Wheels business and recognized a pre-tax gain of $50 million ($36 million after tax) on the sale. The company also sold Gabriel de Venezuela and Gabriel Ride Control in fiscal year 2009 and recognized pre-tax losses of $23 million ($23 million after-tax) and $42 million ($42 million after-tax) on the sales, respectively. The company also recognized approximately $5 million of pre-tax income in fiscal year 2009, primarily associated with the fiscal year 2007 sale of its Emissions Technologies (ET) business, including adjustments related to changes in estimates for certain assets and liabilities.

          In fiscal year 2008, the company recorded approximately $16 million of pre-tax costs primarily associated with the sale of its ET and Light Vehicle Aftermarket (LVA) businesses, including adjustments related to changes in estimates for certain assets and liabilities.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Long-lived asset impairment charges: In the first quarter of fiscal year 2009, the company recognized $265 million ($253 million after-tax) of non-cash impairment charges associated with goodwill and certain long-lived assets of businesses included in discontinued operations (see Notes 4 and 11).

          Charge for indemnity obligations: In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in the third quarter of fiscal year 2009, of which approximately $6 million were related to claims not reimbursed by the third party prior to its filing for bankruptcy protection, and the remaining $22 million were related to the company’s best estimate of its future obligation under the guarantee. At September 30, 2010 and 2009, the remaining estimated liability for this matter was approximately $21 million and $28 million, respectively.

          Restructuring costs: Restructuring costs recognized in fiscal year 2010 relate to charges associated with certain ongoing actions in the company’s Body Systems business and other charges in the remaining chassis businesses.

          In the second quarter of fiscal year 2009, the company announced the closure of its coil spring operations in Milton, Ontario, Canada (Milton), which was part of MSSC. In connection with the then planned closure, the company recognized approximately $16 million of employee severance and pension termination benefits. The remaining restructuring costs recognized during fiscal year 2009 were associated with the company’s Performance Plus program and its Fiscal Year 2009 Actions for reductions in workforce in its LVS businesses (see Note 5).

          Restructuring costs in fiscal year 2008 primarily related to employee severance benefits associated with the company’s Performance Plus program.

          LVS divestiture costs are related to actions in connection with the separation of the LVS businesses from the company, and include third-party costs associated with divestiture activities and costs associated with the previously planned spin-off of the LVS business.

          Other: Other primarily relates to charges for changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale.

          Operating income (loss) from discontinued operations represents income (loss) from normal operating activities of businesses included in discontinued operations.

          Net income attributable to noncontrolling interests: Noncontrolling interests represent the company’s minority partners’ share of income or loss associated with its less than 100 percent owned consolidated joint ventures. In fiscal year 2009, MSSC recorded a dividend payable of $9 million to the minority partner in conjunction with the signing of the binding letter of intent for the sale of ArvinMeritor’s interest in MSSC. The dividend payable was recognized by ArvinMeritor as a charge to earnings in fiscal year 2009 and is included in noncontrolling interests in the table above. The dividend payable was not recognized as a reduction of non-controlling interest in the consolidated balance sheet because prior to this transaction the non-controlling interest’s equity in MSSC had been reduced to zero and the non-controlling interest had no contractual obligation to fund the dividend.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          For fiscal year 2010, the fair value of the company’s reporting units exceeded their carrying values and no impairment indicators were identified. During the first quarter of fiscal year 2009, both light and commercial vehicle industries experienced significant declines in overall economic conditions including tightening credit markets, stock market declines and significant reductions in current and forecasted production volumes for light and commercial vehicles. This, along with other factors, led to a significant decline in the company’s market capitalization subsequent to September 30, 2008. As a result, the company completed an impairment review of goodwill balances during the first quarter of fiscal year 2009 for each of its reporting units, which were Commercial Vehicle Systems (CVS) and LVS, at that time.

          Step one of the company’s fiscal year 2009 first quarter goodwill impairment review indicated that the carrying value of the LVS reporting unit significantly exceeded its estimated fair value. As a result of the step two goodwill impairment analysis, the company recorded a $70 million non-cash impairment charge in the first quarter of fiscal year 2009 to write-off the entire goodwill balance of its LVS reporting unit. This charge is included in income (loss) of discontinued operations in the consolidated statement of operations. The fair value of this reporting unit was estimated using earnings multiples and other available information, including indicated values from the then recent attempts to divest certain businesses. The company’s step one impairment review of goodwill associated with its CVS reporting unit did not indicate that an impairment existed as of December 31, 2008.

          In connection with the changes in the company’s segment reporting (see Note 24) and reporting unit structure during the fourth quarter of fiscal year 2009, the company conducted a valuation to determine the assignment of goodwill to the new reporting units based on their estimated relative fair values. Following the allocation of goodwill to the new reporting units, the company performed a goodwill impairment review. Step one of this impairment review did not indicate an impairment in the carrying value of goodwill for any of the reporting units. Allocation of goodwill balances to the new reporting units during fiscal year 2009 and a summary of the changes in the carrying value of goodwill and are presented below (in millions):

			Aftermarket
	Commercial Truck	Industrial	& Trailer	CVS	Total
Balance at September 30, 2008	$—	$—	$—	$451	$451
Foreign currency translation	—	—	—	(13)	(13)
Allocation to new reporting units	154	109	175	(438)	—
Balance at September 30, 2009	154	109	175	—	438
Foreign currency translation	(3)	—	(3)	—	(6)
Balance at September 30, 2010	$151	$109	$172	$—	$432

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RESTRUCTURING COSTS

     At September 30, 2010 and 2009, $11 million and $28 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. Asset impairment charges relate to manufacturing facilities that will be closed or sold and machinery and equipment that became idle and obsolete as a result of these actions.

     The following table summarizes changes in restructuring reserves (in millions).

	Employee		Plant
	Termination	Asset	Shutdown
	Benefits	Impairment	& Other	Total
Balance at September 30, 2007	$59	$—	$—	$59
Activity during the period:
Charges to discontinued operations, net of reversals (1)	16	3	1	20
Asset write-offs	—	(3)	—	(3)
Cash payments	(4)	—	—	(4)
Other (2)	(41)	—	(1)	(42)
Balance at September 30, 2008	30	—	—	30
Activity during the period:
Charges to continuing operations, net of reversals	40	4	17	61
Charges to discontinued operations, net of reversals(1)	30	2	8	40
Asset write-offs	—	(6)	—	(6)
Retirement plan curtailment charges (see Note 21) (3)	—	—	(24)	(24)
Reclassifications to liabilities of discontinued operations	(8)	—	—	(8)
Cash payments	(27)	—	(1)	(28)
Other (2)	(37)	—	—	(37)
Balance at September 30, 2009	28	—	—	28
Activity during the period:
Charges to continuing operations, net of reversals	3	2	1	6
Charges to discontinued operations, net of reversals(1)	6	—	—	6
Asset write-offs	—	(2)	—	(2)
Reclassifications to liabilities of discontinued operations	(6)	—	—	(6)
Cash payments	(13)	—	(1)	(14)
Other (2)	(7)	—	—	(7)
Balance at September 30, 2010	$11	$—	$—	$11

____________________

(1)	Charges to discontinued operations reserves are included in discontinued operations in the consolidated statement of operations.

(2)	Includes $8 million, $37 million and $40 million of payments associated with discontinued operations included in restructuring reserves at September 30, 2010, 2009 and 2008, respectively.

(3)	Retirement plan curtailment charges relate to pension termination benefits of $16 million and $8 million associated with the closure of Tilbury and Milton, respectively. These amounts are included in retirement benefits and liabilities of discontinued operations, respectively, in the consolidated balance sheet.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Restructuring costs included in our business segment results during fiscal years 2010, 2009 and 2008 are as follows (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	Total(1)
Fiscal year 2010:
Performance Plus actions	$5	$—	$—	$5
Other	—	1	—	1
Total restructuring costs	$5	$1	$—	$6

Fiscal year 2009:
Performance Plus actions	$32	$—	$—	$32
Fiscal year 2009 actions (reductions in workforce)	20	2	1	23
Total restructuring costs	$52	$2	$1	$55

Fiscal year 2008:
Adjustments and reversals	$(1)	$—	$—	$(1)
Total restructuring costs	$(1)	$—	$—	$(1)

____________________

(1)	Total segment restructuring costs do not include those recorded in unallocated corporate expense, net. These costs were $6 million in fiscal year 2009 and $1 million in fiscal year 2008, primarily related to employee termination benefits. There were no corporate restructuring costs in fiscal year 2010.

     Fiscal Year 2009 Actions: During fiscal year 2009, the company approved certain restructuring actions in response to a significant decline in global market conditions. These actions primarily related to the reduction of approximately 2,850 salaried, hourly and temporary positions worldwide (including discontinued operations). The company recorded restructuring costs of $46 million (including $17 million for businesses currently reported in discontinued operations) associated with these actions during fiscal year 2009. The company’s Fiscal Year 2009 Actions were complete as of September 30, 2010.

     Performance Plus: During fiscal year 2007, the company launched a long-term profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s continuing operations recognized restructuring costs of $5 million and $32 million in fiscal years 2010 and 2009, respectively, related to Performance Plus. No costs were recognized in continuing operations in fiscal year 2008. During fiscal year 2009, the company closed its Commercial Truck brakes plant in Tilbury, Ontario, Canada (Tilbury). The company recognized restructuring costs of approximately $30 million in fiscal year 2009 associated with this closure for estimated employee severance benefits, pension termination benefits under the terms of the Tilbury retirement plans and certain asset impairment charges. Also in fiscal year 2009, the company announced the closure of its Commercial Truck facility in Carrollton, Kentucky (Carrollton) and recognized approximately $2 million of restructuring costs. The company completed this closure during the fiscal year 2010.

     Cumulative restructuring costs recorded for this program as of September 30, 2010 are $145 million, including $92 million reported in discontinued operations in the consolidated statement of operations. These costs primarily relate to employee severance and related costs of $101 million, asset impairment charges of $19 million and $25 million primarily associated with pension termination benefits. The company’s Commercial Truck segment has recognized cumulative restructuring costs associated with Performance Plus of $42 million. Cumulative restructuring costs of $11 million were recognized by corporate locations and the company’s Aftermarket & Trailer segment. Majority of the restructuring actions associated with Performance Plus were complete as of September 30, 2010, with remaining costs of approximately $10 million expected to be incurred in fiscal year 2011, primarily in the company’s Commercial Truck segment.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On October 4, 2004, the company formed two joint ventures in France with AB Volvo to manufacture and distribute axles. The company acquired its 51-percent interest for a purchase price of €19 million ($25 million). The company had an option to purchase and AB Volvo had an option to require the company to purchase the remaining 49-percent interest in one of the joint ventures beginning in the first quarter of fiscal year 2008 for €16 million ($23 million) plus interest at EURIBOR rates, plus a margin. In December 2007, this option was exercised and the related liability was settled. The option to purchase the noncontrolling interest was essentially a financing arrangement, as the minority shareholder did not participate in any profits or losses of the joint venture. Therefore, no noncontrolling interest was recognized in prior periods for the 49-percent interest in this joint venture.

7. ACCOUNTS RECEIVABLE SECURITIZATION AND FACTORING

     Off-balance sheet arrangements

     Swedish Securitization Facility: In March 2006, the company entered into a European arrangement to sell trade receivables through one of its European subsidiaries. Under this arrangement, the company can sell up to, at any point in time, €105 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. The gross amount of proceeds received from the sale of receivables under this arrangement was $336 million and $297 million for fiscal years 2010 and 2009, respectively. The company had utilized €62 million ($84 million) and €38 million ($56 million) of this accounts receivable securitization facility as of September 30, 2010 and 2009, respectively. The company had notes receivable from the purchaser of the receivables of $3 million and $6 million under this program at September 30, 2010 and 2009, respectively.

     French Factoring Facility: In November 2007, the company entered into an arrangement to sell trade receivables through one of its French subsidiaries. Under this arrangement, the company can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. The company had utilized €36 million ($49 million) and €10 million ($16 million) of this accounts receivable securitization facility as of September 30, 2010 and September 30, 2009, respectively.

     Both of the above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through June 2011 for the French facility and July 2011 for the Swedish facility. The commitments are subject to standard terms and conditions for these types of arrangements (including, in the case of the French commitment, a sole discretion clause whereby the bank retains the right to not purchase receivables, which to our knowledge has never been invoked).

     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $5 million and $6 million at September 30, 2010 and 2009, respectively.

     Total costs associated with these off-balance sheet arrangements were $4 million, $5 million and $21 million in fiscal years 2010, 2009 and 2008, respectively, and are included in operating income (loss) in the consolidated statement of operations.

     U.S. Factoring Facility: In October 2010, the company entered into a two-year arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, the company can sell up to, at any point in time, €32 million ($44 million) of eligible trade receivables. The receivables under this program are sold at face value and will be excluded from the consolidated balance sheet.

     On-balance sheet arrangements

     Since 2005 the company participated in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. In September 2009 the company entered into a new, two year $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by GMAC Commercial Finance LLC. In October 2010, the company extended the expiration of the program to October 2013. Under this program, the company has the ability to sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At September 30, 2010, no amount was outstanding under this program. At September 30, 2009, $83 million was outstanding under this program. This program does not have specific financial covenants; however, it does have a cross-default provision to the company’s revolving credit facility agreement.

8. OTHER OPERATING INCOME (EXPENSE), net

     Other operating income (expense) for fiscal years 2010, 2009 and 2008 relates to environmental remediation costs incurred by the company (see Note 23).

9. INVENTORIES

     Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	September 30,
	2010	2009
Finished goods	$156	$149
Work in process	62	54
Raw materials, parts and supplies	164	171
Total	$382	$374

10. OTHER CURRENT ASSETS

     Other current assets are summarized as follows (in millions):

	September 30,
	2010	2009
Current deferred income tax assets (see Note 22)	$46	$19
Customer reimbursable tooling and engineering	—	30
Asbestos-related recoveries (see Note 23)	11	8
Deposits and collateral	3	7
Prepaid and other	16	33
Other current assets	$76	$97

     Costs incurred for tooling and engineering, principally for light vehicle products, for which customer reimbursement is contractually guaranteed, are classified as customer reimbursable tooling and engineering. These costs are billed to the customer based on the terms of the contract. Provisions for losses are provided at the time management expects costs to exceed anticipated customer reimbursements. Customer reimbursable tooling and engineering was $25 million at September 30, 2010 and is included in assets of discontinued operations in the consolidated balance sheet.

11. NET PROPERTY AND IMPAIRMENTS OF LONG-LIVED ASSETS

     Property is stated at cost. Depreciation of property is based on estimated useful lives, generally using the straight-line method. Estimated useful lives for buildings and improvements range from 10 to 50 years and estimated useful lives for machinery and equipment range from 3 to 20 years. Significant improvements are capitalized and disposed or replaced property is written off. Maintenance and repairs are charged to expense in the period they are incurred. Company-owned tooling is classified as property and depreciated over the shorter of its expected life or the life of the related vehicle platform, generally not to exceed three years.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, 2008, management determined certain impairment reviews were required due to declines in overall economic conditions including tightening credit markets, stock market declines and significant reductions in current and forecasted production volumes for light and commercial vehicles. As a result, the company recognized pre-tax, non-cash impairment charges of $209 million in the first quarter of fiscal year 2009, primarily related to the LVS businesses, which are presented in discontinued operations and accordingly, $195 million is included in loss from discontinued operations in the consolidated statement of operations (see Note 3). The remaining impairment charges were for specific long-lived assets in the company’s Commercial Truck segment ($8 million) and a certain corporate long-lived assets ($6 million). The charges recorded in the company’s Commercial Truck segment were for specific land and buildings and other assets (primarily machinery and equipment) of $5 million and $3 million, respectively. The estimated fair value of long-lived assets was calculated based on probability weighted cash flows taking into account current expectations for asset utilization and life expectancy. In addition, liquidation values were considered where appropriate, as well as indicated values from divestiture activities.

     During fiscal year 2010, the company recognized $2 million of asset impairment charges for specific European assets in the company’s Aftermarket & Trailer segment.

     Net property at September 30, 2010 and 2009 is summarized as follows (in millions):

	September 30,
	2010	2009
Property at cost:
Land and land improvements	$42	$46
Buildings	267	254
Machinery and equipment	909	913
Company-owned tooling	150	163
Construction in progress	40	38
Total	1,408	1,414
Less accumulated depreciation	(1,019)	(969)
Net property	$389	$445

12. OTHER ASSETS

     Other assets are summarized as follows (in millions):

	September 30,
	2010	2009
Non-current deferred income tax assets (see Note 22)	$23	$27
Investments in non-consolidated joint ventures (see Note 13)	164	125
Assets for uncertain tax positions (see Note 22)	4	11
Prepaid pension costs (see Note 21)	8	9
Unamortized debt issuance costs (see Note 16)	32	24
Capitalized software costs, net	21	21
Asbestos-related recoveries (see Note 23)	55	47
Note receivable due from EMCON, net of discount	—	16
Other	30	26
Other assets	$337	$306

     In the second quarter of fiscal year 2010, the company paid approximately $16 million of costs associated with the issuance of debt securities and the amendment and extension of its revolving credit facility (see Note 16). These costs were recognized as a long-term asset and are being amortized as interest expense over the term of the underlying debt instruments.

     The note receivable from EMCON was recorded net of a discount to reflect the difference between the stated rate per the agreement of 4 percent and the effective interest rate of approximately 9 percent. The discount was being amortized over the term of the note as interest income. EMCON underwent a change in control during the company’s second quarter of fiscal year 2010, and therefore, the note became immediately payable. The company received $22 million during the second quarter of fiscal year 2010, which represented the full amount of the note plus accrued interest. Upon receipt of the full outstanding amount of the note, the company recognized the remaining unamortized discount of $6 million to current period income. This amount is included in interest expense, net in the accompanying consolidated statement of operations.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

13. INVESTMENTS IN NON-CONSOLIDATED JOINT VENTURES

     The company’s non-consolidated joint ventures and related direct ownership interest at September 30, 2010 are as follows:

Meritor WABCO Vehicle Control Systems (Commercial Truck)	50%
Master Sistemas Automotivos Limitada (Commercial Truck)	49%
Suspensys Sistemas Automotivos Ltda. (1) (Aftermarket & Trailer)	24%
Sistemas Automotrices de Mexico S.A. de C.V. (Commercial Truck)	50%
Ege Fren Sanayii ve Ticaret A.S. (Commercial Truck)	49%
Automotive Axles Limited (Commercial Truck)	36%
Shanghai ArvinMeritor Automotive Parts Co. Ltd (2)	50%
PHA Door Systems (2)	49%
TRW Gabriel (2)	49%
PHA Body Systems LLC (2)	40%
____________________

(1)	Total direct and indirect ownership interest of 50 percent.

(2)	These joint ventures are in the company’s light vehicle businesses which are included in discontinued operations in the consolidated financial statements.

     The company’s investments in non-consolidated joint ventures are as follows (in millions):

	September 30,
	2010	2009
Commercial Truck	$117	$88
Industrial	17	13
Aftermarket & Trailer	30	20
LVS (1)	—	4
Total investments in non-consolidated joint ventures	$164	$125

____________________

(1)	Relates to investments in non-consolidated joint ventures in the company’s light vehicle businesses. The investment balances related to these non-consolidated joint ventures was $9 million at September 30, 2010 and are included in the assets of discontinued operations in the accompanying consolidated balance sheet.

     The company’s equity in earnings of non-consolidated joint ventures is as follows (in millions):

	Year Ended September 30,
	2010	2009	2008
Commercial Truck	$33	$8	$23
Industrial	3	1	5
Aftermarket & Trailer	12	6	9
Total equity in earnings of affiliates	$48	$15	$37

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The summarized financial information presented below represents the combined accounts of the company’s non-consolidated joint ventures related to its continuing operations (in millions):

	September 30,
	2010	2009
Current assets	$542	$323
Non-current assets	256	221
Total assets	$798	$544

Current liabilities	$258	$168
Non-current liabilities	152	98
Total liabilities	$410	$266

	Year Ended September 30,
	2010	2009	2008
Sales	$1,474	$868	$1,396
Gross profit	216	111	143
Net income	126	42	99

     Dividends received from the company’s non-consolidated joint ventures were $11 million in fiscal year 2010, $25 million in fiscal year 2009 and $19 million in fiscal year 2008.

     The company had sales to its non-consolidated joint ventures of approximately $5 million, $10 million and $4 million in fiscal years 2010, 2009 and 2008, respectively. The company had purchases from its non-consolidated joint ventures of approximately $612 million, $493 million and $616 million in fiscal years 2010, 2009 and 2008, respectively. Additionally, the company leases space and provides certain administrative and technical services to various non-consolidated joint ventures. The company collected $1 million, $2 million and $1 million for such leases and services during fiscal years 2010, 2009 and 2008, respectively.

     Amounts due from the company’s non-consolidated joint ventures were $19 million and $15 million at September 30, 2010 and 2009, respectively, and are included in Receivables, trade and other, net in the consolidated balance sheet. Amounts due to the company’s non-consolidated joint ventures were $79 million and $47 million at September 30, 2010 and 2009, respectively and are included in Accounts payable in the consolidated balance sheet.

     The fair value of the company’s investment in its Automotive Axles Limited joint venture is approximately $62 million based on quoted market prices as this investment is listed and publically traded on the Bombay, India stock exchange.

14. OTHER CURRENT LIABILITIES

     Other current liabilities are summarized as follows (in millions):

	September 30,
	2010	2009
Compensation and benefits	$179	$144
Income taxes	18	18
Taxes other than income taxes	32	44
Product warranties	28	58
Restructuring (see Note 5)	11	28
Asbestos-related liabilities (see Note 23)	18	16
Interest	5	6
Indemnity obligations – current portion (see Note 3)	3	9
Other	64	88
Other current liabilities	$358	$411

     The company records estimated product warranty costs at the time of shipment of products to customers. Warranty reserves are primarily based on factors that include past claims experience, sales history, product manufacturing and engineering changes and industry developments. Liabilities for product recall campaigns are recorded at the time the

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

company’s obligation is known and can be reasonably estimated. Product warranties, including recall campaigns, not expected to be paid within one year are recorded as a non-current liability.

     The company’s light vehicle businesses, which are included in discontinued operations in the consolidated financial statements, record estimated product warranty liabilities based on individual customer or warranty-sharing agreements. Product warranties are recorded for known warranty issues when amounts can be reasonably estimated. At September 30, 2010, product warranty liabilities of $40 million ($23 million non-current) related to light vehicle businesses are presented in liabilities of discontinued operations in the accompanying consolidated balance sheet.

     A summary of the changes in product warranties is as follows (in millions):

	2010	2009	2008
Total product warranties - beginning of year	$109	$102	$103
Accruals for product warranties	23	33	48
Payments	(28)	(34)	(42)
Change in estimates and other	(11)	(10)	1
Product warranty activity related to discontinued operations(1)	1	18	(8)
Reclassifications to liabilities of discontinued operations	(40)	—	—
Total product warranties – end of year	54	109	102
Less: non-current product warranties (see Note 15)	(26)	(51)	(44)
Product warranties – current	$28	$58	58

____________________

(1)	Product warranty activity related to discontinued operations includes accruals for product warranties of $10 million, $27 million and $16 million in fiscal years 2010, 2009 and 2008, respectively; and payments of $9 million, $9 million and $24 million in fiscal years 2010, 2009 and 2008, respectively.

15. OTHER LIABILITIES

     Other liabilities are summarized as follows (in millions):

	September 30,
	2010	2009
Asbestos-related liabilities (see Note 23)	$66	$61
Non-current deferred income tax liabilities (see Note 22)	94	73
Liabilities for uncertain tax positions (see Note 22)	47	64
Product warranties (see Note 14)	26	51
Environmental (see Note 23)	13	10
Indemnity obligations (see Note 3)	32	19
Other	43	32
Other liabilities	$321	$310

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. LONG-TERM DEBT

     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	September 30,
	2010	2009
8-3/4 percent notes due 2012	$84	$276
8-1/8 percent notes due 2015	250	251
10-5/8 percent notes due 2018	245	—
4.625 percent convertible notes due 2026(1)	300	300
4.0 percent convertible notes due 2027(1)	200	200
Revolving credit facility	—	28
Accounts receivable securitization (see Note 7)	—	83
Lines of credit and other	9	16
Unamortized gain on interest rate swap termination	18	23
Unamortized discount on convertible notes (see Note 2)	(77)	(85)
Subtotal	1,029	1,092
Less: current maturities	—	(97)
Long-term debt	$1,029	$995

____________________

(1)	The 4.625 percent and 4.0 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively (see Convertible Securities below).

   Debt Securities

     On March 3, 2010, the company completed a public offering of debt securities consisting of the issuance of $250 million 8-year fixed rate 10-5/8 percent notes due March 15, 2018. The offering was made pursuant to the Shelf Registration Statement. The notes were issued at a discounted price of 98.024 percent of their principal amount. The proceeds from the sale of the notes, net of discount, were $245 million and were primarily used to repurchase $175 million of the company’s previously outstanding $276 million 8-3/4 percent notes due 2012.

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

   Revolving Credit Facility

     On February 5, 2010 the company signed an agreement to amend and extend its revolving credit facility, which became effective February 26, 2010. Pursuant to the revolving credit facility as amended, the company has a $539 million revolving credit facility (excluding approximately $28 million of commitments that are currently unavailable due to the bankruptcy of Lehman Brothers in 2008), $143 million of which matures in June 2011 for banks electing not to extend their original commitments (non-extending banks) and the other $396 million matures in January 2014 for banks electing to extend their commitments (extending banks). Availability under the revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on a quarterly basis and under the most recent collateral test, the full amount of the revolving credit facility was available for borrowing at September 30, 2010. Availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. securitization program, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2010 through and including the fiscal quarter ended June 30, 2011; (ii) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012 and (iii) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity. At September 30, 2010, the company was in compliance with all covenants under its credit agreement with a ratio of approximately 0.10x for the priority debt-to-EBITDA covenant.

     The revolving credit facility includes a $100 million limit on the issuance of letters of credit. At September 30, 2010, and September 30, 2009, approximately $26 million and $27 million of letters of credit were issued, respectively. The company had an additional $2 and $5 million outstanding at September 30, 2010 and September 30, 2009, respectively, on letters of credit available through other facilities.

     Borrowings under the revolving credit facility are collateralized by approximately $601 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facility. At September 30, 2010, the margin over the LIBOR rate was 275 basis points for the $143 million available under the facility from non-extending banks, and the commitment fee was 50 basis points. At September 30, 2010, the margin over LIBOR rate was 500 basis points for the $396 million available under the revolving credit facility from extending banks, and the commitment fee was 75 basis points.

     Prior to the fiscal year 2010 renewal of the revolving credit facility, the company amended this revolving credit facility in December 2007 and recognized a $3 million loss on debt extinguishment associated with the write-off of debt issuance costs. This loss on debt extinguishment is recorded in interest expense, net in the consolidated statement of operations.

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

     On October 1, 2009, the company adopted, as required, the guidance for accounting for convertible debt instruments that, upon conversion, may be settled in cash. This guidance was applied retrospectively to all periods presented. See Note 2 for additional information on the adoption and its impact on the company’s financial statements.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   Accounts Receivable Securitization

     Since 2005 the company participated in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs (see Note 7). In September 2009 the company entered into a new, two year $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by GMAC Commercial Finance LLC. In October 2010, the company extended the expiration of the program to October 2013. The weighted average interest rate on borrowings under this arrangement was approximately 7.50 percent at September 30, 2010. At September 30, 2010, no amount was outstanding under this program. At September 30, 2009, $83 million was outstanding under this program. Amounts outstanding under this agreement are reported as short-term debt in the consolidated balance sheet and are collateralized by eligible receivables purchased and held by ARC. This program does not have specific financial covenants; however, it does have a cross-default provision to the company’s revolving credit facility agreement.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Related Parties

     MSSC had a $6 million, 6.5-percent loan with its minority partner. At September 30, 2009, MSSC was classified as held for sale and its liabilities, including the $6 million loan, were included in the liabilities of discontinued operations (see Note 3). On October 30, 2009, the company completed the sale of MSSC (see Note 3) and as a result this loan was assumed by the buyer upon closing of the sale transaction.

   Interest Rate Swap Agreements

     In March 2010, the company entered into an interest rate swap agreement that effectively converted $125 million of the company’s 8-1/8 percent notes due 2015 to variable interest rates. The swap had been designated as a fair value hedge and the impact of the changes in its fair values was offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreement, the company received a fixed rate of interest of 8-1/8 percent on notional amounts of $125 million and paid a variable rate based on U.S. dollar six-month LIBOR plus a spread of 4.61 percent. The payments under the swap agreement coincided with the interest payment dates on the hedged debt instrument, and the difference between the amounts paid and received is included in interest expense, net. In July 2010, the company terminated the interest rate swap agreement and received proceeds from the termination of approximately $7 million.

     In January 2008, the company terminated all of its prior interest rate swap agreements and received proceeds from these terminations, including interest received, of $28 million.

     The unamortized fair value adjustment of the notes associated with terminated interest rate swaps was $18 million and $23 million at September 30, 2010 and 2009, respectively. The fair value adjustment of the notes is classified as long-term debt in the consolidated balance sheet and is amortized to earnings as a reduction of interest expense over the remaining term of the debt.

   Leases

     The company has various operating leasing arrangements. Future minimum lease payments under these operating leases are $15 million in 2011, $12 million in 2012, $11 million in 2013, $9 million in 2014, $9 million in 2015 and $17 million thereafter.

17. FINANCIAL INSTRUMENTS

     The company’s financial instruments include cash and cash equivalents, short-term debt, long-term debt, interest rate swaps, interest rate cap and foreign exchange forward contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its interest rate and foreign exchange rate exposures.

   Foreign Exchange Contracts

     As a result of the company’s substantial international operations, it is exposed to foreign currency risks that arise from normal business operations, including in connection with transactions that are denominated in foreign currencies. In addition, the company translates sales and financial results denominated in foreign currencies into U.S. dollars for purposes of its consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2008 and 2010, the company’s reported financial results have benefited from depreciation of the U.S. dollar against foreign currencies whereas during fiscal year 2009, reported financial results have been adversely affected by appreciation of the U.S. dollar against foreign currencies.

     The company has a foreign currency cash flow hedging program to reduce the company’s exposure to changes in exchange rates on foreign currency purchases and sales. The company uses foreign currency forward contracts to manage the company’s exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this foreign currency cash flow hedging program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the consolidated balance sheet and is recognized in operating income when the underlying forecasted transaction impacts earnings. The terms of the foreign exchange contracts require the company to place cash on deposit as collateral if the fair value of these contracts represents a liability for

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the company at any time. The fair values of the foreign exchange derivative instruments and any related collateral cash deposits are presented on a net basis as the derivative contracts are subject to master netting arrangements. The company’s foreign exchange contracts generally mature within twelve months.

     At September 30, 2010, the company had no foreign exchange contracts outstanding under its foreign currency cash flow hedging program. At September 30, 2009, the company had outstanding contracts with notional amounts of $89 million. These notional values consisted primarily of contracts for the European euro, Australian dollar and Swedish krona, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. At September 30, 2010 there was no income or loss recorded in AOCL and at September 30, 2009 there was a loss of $2 million recorded in AOCL.

     The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

     The company generally has not hedged against its foreign currency exposure related to translations to U.S. dollars of financial results denominated in foreign currencies. In the fourth quarter of fiscal year 2010, due to the volatility of the Brazilian real as compared to the U.S. dollar, the company entered into foreign currency option contracts to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts are recorded in other income (expense), net, in the consolidated statement of operations, generally reducing the exposure to translation volatility during a full-year period. The impact of these option contracts was not significant to the company’s fiscal year 2010 results of operations or financial position.

   Fair Value

     Fair values of financial instruments are summarized as follows (in millions):

	September 30,		September 30,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$343	$343	$95	$95
Foreign exchange contracts – asset (liability)	—	—	(3)	(3)
Short-term debt	—	—	97	97
Long-term debt	1,029	1,132	995	885

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

18. SHAREOWNERS’ EQUITY

   Common Stock

     The company is authorized to issue 500 million shares of Common Stock, with a par value of $1 per share, and 30 million shares of Preferred Stock, without par value, of which two million shares are designated as Series A Junior Participating Preferred Stock (Junior Preferred Stock). No shares of Junior Preferred Stock have been issued. The company’s Rights Plan, under which Preferred Share Purchase Rights were issued, expired by its terms on July 7, 2010 and the Rights under such Plan expired as well.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In March 2010, the company completed an equity offering of 19,952,500 common shares, par value of $1 per share, at a price of $10.50 per share. The proceeds of the offering of $200 million, net of underwriting discounts and commissions, were primarily used to repay outstanding indebtedness under the revolving credit facility and under the U.S. accounts receivable securitization program. The offering was made pursuant to the Shelf Registration Statement, registering $750 million aggregate debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale.

     The company has reserved approximately 1.2 million shares of Common Stock in connection with its 2010 Long-Term Incentives Plan (LTIP) for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and stock awards to key employees and directors. At September 30, 2010, there were 0.3 million shares available for future grants under these plans.

   Accumulated Other Comprehensive Loss

     The components of AOCL as reported in the Consolidated Balance Sheet and Statement of Shareowners’ Equity are as follows:

		Employee
	Foreign	Benefit
	Currency	Related	Unrealized
	Translation	Adjustments	Gains (Losses)	Total
Balance at September 30, 2007	215	(488)	1	(272)
2008 adjustment	(13)	71	—	58
Deferred loss on cash flow hedges	—	—	(11)	(11)
Balance at September 30, 2008	202	(417)	(10)	(225)
2009 adjustment	(53)	(465)	—	(518)
Impact of sale of businesses on foreign currency translation
adjustment	(10)	—	—	(10)
Adjustment upon adoption of retirement benefits guidance	—	9	—	9
Deferred loss on cash flow hedges	—	—	8	8
Unrealized gain on investment	—	—	2	2
Balance at September 30, 2009	$139	$(873)	$—	$(734)
2010 adjustment	44	(157)	—	(113)
Impact of sale of businesses	(4)	35	—	31
Deferred gain on cash flow hedges	—	—	2	2
Reclassification of unrealized gain	—	—	(2)	(2)
Unrealized gain on investment	—	—	4	4
Balance at September 30, 2010	$179	$(995)	$4	$(812)

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. EQUITY BASED COMPENSATION

   Stock Options

     Under the company’s incentive plans, stock options are granted at prices equal to the fair value on the date of grant and have a maximum term of 10 years. Stock options vest over a three year period from the date of grant. The company granted 300,000 stock options in fiscal year 2008. No stock options were granted during fiscal years 2010 and 2009.

     Information related to stock options for fiscal year 2010 is as follows (shares in thousands, exercise price and remaining contractual term represent weighted averages and aggregate intrinsic values in millions):

			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding — beginning of year	1,754	$17.66
Granted	—	—
Exercised	—	—
Cancelled or expired	(352)	19.40
Outstanding — end of year	1,402	$17.22	3.2	—

Exercisable — end of year	1,302	$17.56	2.9	—

     The following table provides additional information about outstanding stock options at September 30, 2010 (shares in thousands, exercise price represents a weighted average):

	Outstanding			Exercisable
		Remaining
		Contractual	Exercise		Exercise
	Shares	Life (years)	Price	Shares	Price
$12.00 to $16.00	499	5.3	$13.72	399	$13.96
$16.01 to $21.00	873	2.1	18.93	873	18.93
$21.01 to $26.00	30	1.4	25.65	30	25.65
	1,402			1,302

     Compensation expense is recognized for the non-vested portion of previously issued stock options. Compensation expense associated with the expensing of stock options was not significant in fiscal years 2010, 2009 and 2008. No options were exercised in fiscal years 2010 and 2009. The total intrinsic value of options exercised in fiscal year 2008 was less than $1 million.

     The weighted average fair value of options granted in fiscal year 2008 was estimated on the date of grant using the Black Scholes pricing model and included assumptions on the average risk free rate (3.6%), expected dividend yield (3.1%), expected volatility (46.1%) and expected life (6.5 years).

   Restricted Stock and Restricted Units

     The company has granted shares of restricted stock and restricted share units to certain employees and non-employee members of the Board of Directors in accordance with the Existing Plans. The company measures the grant price fair value of these stock based awards at the market price of the company’s common stock as of the date of the grant. Employee awards typically vest over three years and are subject to continued employment by the employee. Compensation cost associated with stock based awards is recognized ratably over the vesting period. Cash dividends on the restricted stock are reinvested in additional shares of common stock during the vesting period.

     In fiscal years 2010, 2009 and 2008, the company granted 965,480, 2,507,700 and 1,311,156 shares of stock based awards, respectively. The grant date fair value of these shares was $8.57, $2.84 and $11.46 for shares granted in fiscal years 2010, 2009 and 2008, respectively.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The company’s non-vested restricted shares and share units as of September 30, 2010, and the activity during fiscal year 2010 are summarized as follows (shares in thousands):

		Weighted-Average
	Number of	Grant-Date Fair
Non-vested Shares	Shares	Value
Non-vested - beginning of year	1,841	$4.17
Granted	965	8.57
Vested	(977)	7.17
Forfeited	(371)	7.17
Non-vested - end of year	1,458	4.30

     As of September 30, 2010, there was $6 million of total unrecognized compensation costs related to non-vested equity compensation arrangements. These costs are expected to be recognized over a weighted average period of 1 year. Total compensation expense recognized for restricted stock and restricted share units was $7 million in fiscal year 2010, $10 million in fiscal year 2009 and $7 million in fiscal year 2008.

20. RETIREMENT MEDICAL PLANS

     The company has retirement medical plans that cover certain of its U.S. and non-U.S. employees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. These plans are unfunded. The company adopted the measurement date provisions of the FASB’s retirement benefits guidance as of October 1, 2008 (see Note 2).

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

     On December 22, 2005, the District Court issued an order granting a motion by the UAW for a preliminary injunction. The order enjoined the company from implementing the changes to retiree health benefits that had been scheduled to become effective on January 1, 2006, and ordered the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes approved in 2002 and 2004. On August 17, 2006, the District Court denied a motion by the company and the other defendants for summary judgment; granted a motion by the UAW for summary judgment; and granted the UAW’s request to make the terms of the preliminary injunction permanent (the injunction). Due to the uncertainty related to the ongoing lawsuits and because the injunction has the impact of at least temporarily changing the benefits provided under the existing postretirement medical plans, the company has accounted for the injunction as a rescission of the 2002 and 2004 plan amendments that modified UAW retiree healthcare benefits. The company recalculated the APBO as of December 22, 2005, which resulted in an increase in the APBO of $168 million. The increase in APBO will offset the remaining unamortized negative prior service cost of the 2002 and 2004 plan amendments and will increase retiree medical expense over the average remaining service period associated with the original plan amendments of approximately 10 years. In addition, the increase in APBO resulted in higher interest cost, a component of retiree medical expense. The company began recording the impact of the injunction in March 2006. In addition, the injunction ordered the defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. The company has recorded a $5 million reserve at September 30, 2010 and 2009 as the best estimate of its liability for these retroactive benefits. The company continues to believe it has meritorious defenses to these actions and has appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit. The ultimate outcome of the UAW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

     On November 12, 2008, the company settled the USW lawsuit with the United Steel Workers with respect to certain retiree medical plan amendments for approximately $28 million. This settlement was paid in November 2008 and increased the accumulated postretirement benefit obligation (APBO) by approximately $23 million. The increase in APBO has been

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reflected in the company’s actuarial valuations as an increase in actuarial losses and is being amortized into periodic retiree medical expense over an average expected remaining service life of approximately 11 years.

     The company’s retiree medical obligations are measured as of September 30, 2010 and 2009 and June 30, 2008. The following are the assumptions used in the measurement of the APBO and retiree medical expense:

	2010	2009	2008
Discount rate	4.60%	5.60%	6.90%
Health care cost trend rate (weighted average)	7.75%	7.85%	7.60%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year ultimate rate is reached	2023	2021	2021

     The assumptions noted above are used to calculate the APBO for each fiscal year end and retiree medical expense for the subsequent fiscal year.

     The discount rate is used to calculate the present value of the APBO. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a projection of health care costs as of the measurement date through 2023, at which time the health care trend rate is projected to be 5 percent. The company’s projection for fiscal year 2011 is an increase in health care costs of 7.75 percent.

     The APBO as of the September 30, 2010 and 2009 measurement dates are summarized as follows (in millions):

	2010	2009
Retirees	$564	$598
Employees eligible to retire	10	14
Employees not eligible to retire	15	21
Total	$589	$633

     The following reconciles the change in APBO and the amounts included in the consolidated balance sheet for the 12 month period and 15 month period ended September 30, 2010 and September 30, 2009, respectively (in millions):

	2010	2009
APBO — beginning of year	$633	$574
Service cost (1)	1	3
Interest cost (1)	32	46
Participant contributions	3	3
Plan amendments	—	(9)
Actuarial losses	14	114
Curtailments	—	(5)
Divestitures (2)	(49)	—
Termination benefits	—	2
Settlements	—	(28)
Foreign currency rate changes	2	(4)
Benefit payments	(47)	(63)
APBO — end of year	589	633
Other (3)	5	5
Retiree medical liability	$594	$638
____________________

(1)
The change in APBO for fiscal year 2009 includes $1 million in service cost and $9 million in interest cost resulting from the change in the measurement date from June to September to coincide with the company’s fiscal year end.

(2)	The decrease in APBO represents retiree medical liabilities of MSSC which were assumed by the buyer as part of the sale transaction that closed in the first quarter of fiscal year 2010 (see Note 3).

(3)	The company recorded a $5 million reserve for retiree medical liabilities at September 30, 2010 and 2009 as its best estimate for retroactive benefits related to the previously mentioned injunction.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Actuarial losses relate to changes in the discount rate and earlier than expected retirements due to certain plant closings and restructuring actions. In accordance with FASB ASC Topic 715, “Compensation – Retirement Benefits”, a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the average expected remaining service life, which is approximately 11 years. Union plan amendments are generally amortized over the contract period, or three years.

     The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. The company provides retiree medical benefits for certain plans that exceed the value of the benefits that are provided by the Medicare Part D plan. Therefore, management concluded that these plans are at least actuarially equivalent to the Medicare Part D plan and the company is eligible for the federal subsidy. The impact of the subsidy was a reduction in the fiscal year 2010 and 2009 retiree medical expense of $6 million.

     The retiree medical liability is included in the consolidated balance sheet as follows (in millions):

	September 30,
	2010	2009
Current — included in compensation and benefits	$45	$50
Long-term — included in retirement benefits	549	588
Retiree medical liability	$594	$638

     Amounts recorded in accumulated other comprehensive loss, net of tax, not yet recognized in net periodic retiree medical expense as of September 30, 2010 and 2009 are as follows (in millions):

	2010	2009
Net actuarial loss	$250	$285
Prior service benefit	(24)	(33)
Amounts recorded in accumulated other comprehensive loss	$226	$252

     The net actuarial loss and prior service benefit that is estimated to be amortized from accumulated other comprehensive loss in shareowners’ equity (deficit) into net periodic retiree medical expense in 2011 are $29 million and $9 million, respectively.

     The components of retiree medical expense are as follows (in millions):

	2010	2009	2008
Service cost	$1	$2	$3
Interest cost	32	37	35
Amortization of:
Prior service benefit	(9)	(9)	(7)
Actuarial losses	35	27	27
Termination benefits (1)	—	2	—
Retiree medical expense – total company	59	59	58
Less: Retiree medical expense of discontinued operations	—	5	5
Retiree medical expense included in continuing operations	$59	$54	$53
____________________

(1)	In 2009, the company recorded termination benefits of $2 million associated with the announced closure of its Commercial Truck brakes plant in Tilbury, Ontario. This expense is included in restructuring costs (see Note 5) in the consolidated statement of operations.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2010	2009
Effect on total service and interest cost
1% Increase	$3	$4
1% Decrease	(2)	(4)
Effect on APBO
1% Increase	60	65
1% Decrease	(52)	(56)

     The company expects future benefit payments as follows (in millions):

		Gross
	Gross	Medicare
	Benefit	Part D
	Payments	Receipts
Fiscal 2011	$48	$3
Fiscal 2012	47	3
Fiscal 2013	46	3
Fiscal 2014	46	3
Fiscal 2015	45	3
Fiscal 2016 – 2020	218	18

21. RETIREMENT PENSION PLANS

     The company sponsors defined benefit pension plans that cover the majority of its U.S. employees and certain non-U.S. employees. Pension benefits for salaried employees are based on years of credited service and compensation. Pension benefits for hourly employees are based on years of service and specified benefit amounts. The company’s funding policy provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. The company adopted the measurement date provisions of the FASB’s retirement benefit guidance as of October 1, 2008 (see Note 2).

     On August 1, 2010, ArvinMeritor amended its defined benefit pension plan in the United Kingdom to cease the accrual of future benefits for all of its active plan participants. Subsequent to the freeze date, the company began making contributions to its defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution will be based on a percentage of the employees’ pay. These changes do not affect current retirees. The company began recording the impact of the plan freeze in the fourth quarter of fiscal year 2010. The amendment to freeze the plan triggered a curtailment in the fourth quarter of fiscal year 2010 reducing pension expense by $7 million. The reduction in expense was primarily attributable to the required immediate recognition of negative prior service costs which were previously being amortized in to net periodic pension expense over the active participants remaining average service life. Subsequent to the plan freeze, accumulated actuarial losses are being amortized into net periodic pension expense over the average life expectancy of inactive plan participants of approximately 30 years rather than over their remaining average service life.

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

     On March 5, 2009, the company announced its plans to close its coil spring operations in Milton, Ontario, Canada, which is part of MSSC. As noted in Note 3, the company sold its 57 percent interest in MSSC in October 2009. The company

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized an $8 million curtailment charge, primarily related to pension termination benefits, which is included in loss from discontinued operations in the consolidated statement of operations

     In April 2007, the company announced a freeze of its defined benefit pension plan for salaried and non-represented employees in the United States, effective January 1, 2008. The change affected approximately 3,800 employees including certain employees who will continue to accrue benefits for an additional transition period, ending June 30, 2011. After these freeze dates, the company will instead make additional contributions to its defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution will be based on a percentage of the employees’ pay, with the contribution percentage increasing as employees’ age. These changes do not affect current retirees or represented employees.

     Certain of the company’s non-U.S. subsidiaries provide limited non-pension benefits to retirees in addition to government-sponsored programs. The cost of these programs is not significant to the company. Most retirees outside the U.S. are covered by government-sponsored and administered programs.

     The company’s pension obligations were measured as of September 30, 2010 and 2009 and June 30, 2008. The U.S. plans include a qualified and non-qualified pension plan. The company’s significant non-U.S. plan is located in the United Kingdom. Other non-U.S. plans include plans primarily in Canada, Germany and Switzerland.

     The following are the assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

	U.S. Plans
	2010	2009	2008
Discount Rate	4.90%	5.70%	7.10%
Assumed return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.75%	3.75%	3.75%

Non-U.S. Plans
	2010	2009	2008
Discount Rate (1)	2.50% —5.00%	3.00% — 6.25%	3.50% — 6.75%
Assumed return on plan assets (1)	2.50% —8.00%	3.00% — 8.00%	3.00% — 8.00%
Rate of compensation increase	2.00% —3.50%	2.00% — 3.50%	2.00% — 5.00%
____________________

(1)	The discount rate for the company’s significant non-U.S. pension plan was 5.00 percent, 5.50 percent and 6.75 percent for 2010, 2009 and 2008, respectively. The assumed return on plan assets for this plan was 8.00 percent for each of fiscal years 2010, 2009 and 2008.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table reconciles the change in the PBO, the change in plan assets and amounts included in the consolidated balance sheet for the 12 month period and 15 month period ended September 30, 2010 and September 30, 2009, respectively (in millions):

	2010			2009
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
PBO — beginning of year	$1,047	$806	$1,853	$883	$771	$1,654
Service cost (1)	6	10	16	8	14	22
Interest cost (1)	58	37	95	76	52	128
Participant contributions	—	2	2	—	2	2
Actuarial loss	154	42	196	157	80	237
Divestitures (2)	—	(78)	(78)	—	—	—
Termination benefits	—	—	—	—	22	22
Benefit payments	(64)	(45)	(109)	(77)	(63)	(140)
Foreign currency rate changes	—	(12)	(12)	—	(72)	(72)
PBO — end of year	1,201	762	1,963	1,047	806	1,853
Change in plan assets
Fair value of assets — beginning of year	726	610	1,336	841	698	1,539
Actual return on plan assets	60	45	105	(44)	25	(19)
Employer contributions	43	37	80	6	26	32
Participant contributions	—	2	2	—	2	2
Divestitures (2)	—	(57)	(57)	—	—	—
Benefit payments	(64)	(45)	(109)	(77)	(63)	(140)
Foreign currency rate changes	—	(3)	(3)	—	(78)	(78)
Fair value of assets — end of year	765	589	1,354	726	610	1,336
Funded status	$(436)	$(173)	$(609)	$(321)	$(196)	$(517)
____________________

(1)	The change in PBO for fiscal year 2009 includes $4 million in service cost and $26 million in interest cost resulting from the change in the measurement date from June to September to coincide with the company’s year end.

(2)	The decrease in PBO and fair value of assets represents the net pension liabilities of MSSC which were assumed by the buyer as part of the sale transaction that closed in the first quarter of fiscal year 2010 (see Note 3).

     Amounts included in the consolidated balance sheet at September 30 are comprised of the following (in millions):

	2010			2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Non-current assets	$—	$9	$9	$—	$9	$9
Current liabilities	(5)	(3)	(8)	(5)	(3)	(8)
Non-current liabilities	(431)	(179)	(610)	(316)	(202)	(518)
Net amount recognized	$(436)	$(173)	$(609)	$(321)	$(196)	$(517)

     Amounts recorded in accumulated other comprehensive loss, net of tax, not yet recognized in net periodic pension expense as of September 30, 2010 and 2009 are as follows (in millions):

	2010			2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Net actuarial loss	$512	$259	$771	$373	$253	$626
Prior service cost (benefit)	—	—	—	—	(5)	(5)
Amounts recorded in other comprehensive loss	$512	$259	$771	$373	$248	$621

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The company estimates that $40 million of net actuarial losses will be amortized from accumulated other comprehensive loss into net periodic pension expense during fiscal year 2011. The non-current portion of the pension liability is included in Retirement Benefits in the consolidated balance sheet as follows (in millions):

	September 30,
	2010	2009
Pension liability (1)	$587	$498
Retiree medical liability — long term (see Note 20) (1)	549	540
Other	26	39
Total retirement benefits	$1,162	$1,077
____________________

(1)	The table above excludes pension liabilities of $23 million and $20 million for fiscal years 2010 and 2009, respectively, and retiree medical liabilities of $48 million for fiscal year 2009 recorded in liabilities of discontinued operations in the consolidated balance sheet.

     In accordance with FASB guidance, the PBO, accumulated benefit obligation (ABO) and fair value of plan assets is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases.

     Additional information is as follows (in millions):

	2010			2009
	ABO	Assets		ABO	Assets
	Exceeds	Exceed		Exceeds	Exceed
	Assets	ABO	Total	Assets	ABO	Total
PBO	$1,959	$4	$1,963	$1,840	$13	$1,853
ABO	1,948	4	1,952	1,814	9	1,823
Plan Assets	1,341	13	1,354	1,318	18	1,336

     The company adopted FASB guidance requiring new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk for its fiscal year ended September 30, 2010 (see Note 2.) These new disclosures are included below.

   Investment Policy and Strategy

     The company’s primary investment objective for its pension plan assets is to generate a total investment return sufficient to meet present and future benefit payments while minimizing the company’s cash contributions over the life of the plans. In order to accomplish this objective, the company maintains target allocations to identify and manage exposures. The target asset allocation ranges for the U.S. plan are 50–70 percent equity investments, 20–40 percent fixed income investments and 5–15 percent alternative investments. Alternative investments include private equities, real estate and partnership interests. The target asset allocation ranges for the non-U.S. plans are 50–90 percent equity investments, 15–40 percent fixed income investments and 0–10 percent real estate and alternative investments.

     Investment strategies and policies for the company’s pension plan assets reflect a balance of risk-reducing and return-seeking considerations. The objective of minimizing the volatility of assets relative to liabilities is addressed primarily through asset diversification. Assets are broadly diversified across several asset classes to achieve risk-adjusted returns that accomplish this objective.

     The majority of pension plan assets are externally managed through active managers. Managers are only permitted to invest within established asset classes and follow the strategies for which have been appointed. The company uses investment guidelines and reviews assets returns and investment decisions made by the managers to ensure that they are in accordance with the company’s strategies.

   Concentration of Risk

     The company seeks to mitigate risks relative to performance of the plan assets. Assets are invested in various classes with different risk and return characteristics in order to ensure that they are sufficient to pay benefits. The company’s investment strategies incorporate a return-seeking approach through equity and alternative investments, while seeking minimize the volatility of the plans’ assets relative to its liabilities through investments in fixed income securities. The significant areas of risk related to these strategies include equity, interest rate, and operating risk.

     A portion of plan assets is allocated to equity and alternative investments that are expected over time to earn higher returns. Within this return seeking portfolio, asset diversification is utilized to reduce uncompensated risk.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Plan assets are also allocated to fixed income investments which seek to minimize interest rate risk volatility relative to pension liabilities. The fixed income portfolio partially matches the long-dated nature of the pension liabilities reducing interest rate risk. Interest rate decreases generally increase fixed income assets, partially offsetting the related increase in the liabilities, while interest rate increases generally result in a decline in fixed income assets while reducing the present value of the liabilities.

     Operating risks consist of the risks of inadequate diversification and weak controls. The company has established policies and procedures in order to mitigate this risk by monitoring investment manager performance, reviewing periodic compliance information, and ensuring that the plans’ managers invest in accordance with the company’s investment strategies.

   Fair Value of Investments

     The current FASB guidance provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
  Level 1 inputs use quoted prices in active markets.

  Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

  Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset.
     In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The company's assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

     Following is a description of the valuation methodologies used for assets measured at fair value.

     Cash: The fair value of cash is valued at cost.

     Equity Securities: The fair value of equity securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

     Fixed Income Securities: The fair value of fixed income securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

     Commingled Funds: The fair value of commingled funds is accounted for by a custodian. The custodian obtains valuations from underlying managers based on market quotes for the most liquid assets and alternative methods for assets that do not have sufficient trading activity to derive prices. The company and custodian review the methods used by the underlying managers to value the assets.

     Real Estate: The fair value of real estate investments is valued by the fund managers. The fund managers value the real estate investments via independent third-party appraisals on a periodic basis. Assumptions used to revalue the properties are updated every quarter. For the component of the real estate portfolio under development, the investments are carried at cost until they are completed and valued by a third-party appraiser.

     Partnerships/Private Equity: The fair market value of the company’s interest in partnerships and private equity is valued by the fund managers. The valuation may be based on the net present value of observable inputs (dividends, cash flows, earnings, etc.) which are discounted by applicable discount rates.  The company and custodian review the methods used by the underlying managers to value the assets.

     The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The fair value of plan assets at September 30, 2010 by asset category is as follows (in millions):

U.S. Plans	2010
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
U.S. – Large cap	$65	$10	$—	$75
U.S. – Small cap	7	—	—	7
World equity	39	10	—	49
Private equity	—	—	32	32
Total equity investments	111	20	32	163
Fixed income investments
Government bonds – U.S. Treasury bonds	136	5	—	141
Corporate bonds – High yield	—	15	—	15
Corporate bonds – Emerging markets	—	4	—	4
Total fixed income	136	24	—	160
Commingled funds (1)	—	297	—	297
Partnerships	—	102	9	111
Cash and cash equivalents	34	—	—	34
Total assets at fair value	$281	$443	$41	$765

Non-U.S. Plans	2010
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
World equity	$—	$175	$—	$175
Private equity	—	—	40	40
Total equity investments	—	175	40	215
Fixed income investments
Government bonds	—	113	—	113
Corporate bonds	—	122	—	122
Total fixed income	—	235	—	235
Commingled funds (1)	—	90	—	90
Real estate	—	—	41	41
Cash and cash equivalents	8	—	—	8
Total assets at fair value	$8	$500	$81	$589
____________________

(1)	Commingled funds primarily represent shares invested in open ended balanced mutual funds that invest in the public equity and fixed income markets across the globe.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2010 (in millions):

U.S. Plans	2010
		Return on plan assets:
	Fair Value	Attributable to	Net	Net	Fair Value
	at	Assets Held at	Purchases	Transfers	at
	October 1	September 30	and	In/(Out) of	September 30
Asset Category	2009	2010	(Settlements)	Level 3	2010
Private equity	$27	$4	$1	$—	$32
Partnerships	9	(1)	1	—	9
Total Level 3 fair value	$36	$3	$2	$—	$41

Non-U.S. Plans	2010
		Return on plan assets:
	Fair Value	Attributable to	Net	Net	Fair Value
	at	Assets Held at	Purchases	Transfers	at
	October 1	September 30	and	In/(Out) of	September 30
Asset Category	2009	2010	(Settlements)	Level 3	2010
Private equity	$—	$1	$39	$—	$40
Real estate	12	5	24	—	41
Total Level 3 fair value	$12	$6	$63	$—	$81

     The components of net periodic pension expense are as follows (in millions):

	2010	2009	2008
Service cost	$16	$18	$28
Interest cost	95	102	107
Assumed rate of return on plan assets	(113)	(116)	(123)
Amortization of —
Prior service cost (1)	(6)	—	2
Actuarial losses	37	19	33
Special termination benefits (2)	—	21	—
Net periodic pension expense – total company	29	44	47
Less: Net periodic pension expense of discontinued operations	7	14	9
Net periodic pension expense included in continuing operations	$22	$30	$38

____________________

(1)
The company recorded a reduction in pension expense of $7 million in the fourth quarter of fiscal year 2010 as a result of the pension curtailment triggered by the freeze of its U.K. pension plan. The benefit recorded as part of the curtailment included the recognition of $5 million of negative prior service costs which were being amortized into net periodic pension expense over the active participants remaining average service life.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Information about the expected cash flows for the U.S. and non-U.S. pension plans is as follows (in millions):

	U.S.	Non U.S.	Total
Expected employer contributions:
Fiscal 2011	$23	$31	$54
Expected benefit payments:
Fiscal 2011	65	37	102
Fiscal 2012	65	38	103
Fiscal 2013	66	40	106
Fiscal 2014	67	46	113
Fiscal 2015	68	45	113
Fiscal 2016-2020	361	220	581

     The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans, including company matching contributions, was $10 million, $3 million and $11 million for fiscal years 2010, 2009 and 2008, respectively.

22. INCOME TAXES

     The income tax provisions were calculated based upon the following components of income (loss) before income taxes (in millions):

	2010	2009	2008
U.S. income (loss)	$(66)	$(33)	$19
Foreign income (loss)	126	(35)	96
Total	$60	$(68)	$115

     The components of the benefit (provision) for income taxes are summarized as follows (in millions):

	2010	2009	2008
Current tax benefit (expense):
U.S.	$1	$1	$(10)
Foreign	(64)	(28)	(68)
State and local	(1)	(2)	(1)
Total current tax expense	(64)	(29)	(79)
Deferred tax benefit (expense):

U.S.	(7)	(557)	(51)
Foreign	22	(86)	(30)
State and local	1	2	(1)
Total deferred tax benefit (expense)	16	(641)	(82)
Income tax benefit (expense)	$(48)	$(670)	$(161)

     The deferred tax expense or benefit represents tax effects of current year deductions or items of income that will be recognized in future periods for tax purposes. The deferred tax benefit in fiscal year 2010 primarily represents the tax benefit of a valuation allowance reversal. The deferred tax expense in fiscal years 2009 and 2008, primarily represents the future taxes on repatriation of foreign earnings and establishment of valuation allowances.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net current and non-current deferred income tax assets (liabilities) included in the consolidated balance sheet consists of the tax effects of temporary differences related to the following (in millions):

	September 30,
	2010	2009
Accrued compensation and benefits	$34	$40
Accrued product warranties	19	10
Inventory costs	11	11
Receivables	14	12
Accrued retirement medical costs	233	205
Pensions	205	176
Property	9	32
Loss and credit carryforwards	909	875
Other	32	38
Sub-total	1,466	1,399
Less: Valuation allowances	(1,217)	(1,187)
Deferred income taxes - asset	$249	$212

Taxes on undistributed income	$(180)	$(145)
Intangible assets	(72)	(64)
Debt basis difference	(28)	(31)
Other	—	(2)
Deferred income taxes - liability	$(280)	$(242)
Net deferred income tax assets (liabilities)	$(31)	$(30)

     Net current and non-current deferred income tax assets (liabilities) are included in the consolidated balance sheet as follows (in millions):

	September 30,
	2010	2009
Other current assets (see Note 10)	$46	$19
Other current liabilities (see Note 14)	(6)	(3)
Net current deferred income taxes — asset	40	16

Other assets (see Note 12)	23	27
Other liabilities (see Note 15)	(94)	(73)
Net non-current deferred income taxes — asset (liability)	$(71)	$(46)

     In fiscal year 2009, the company recorded a charge of $644 million, of which $633 million was recorded in the first fiscal quarter, to establish valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100% owned subsidiaries in France, Germany, Italy, and Sweden and certain other countries. In accordance with FASB’s income tax guidance, the company evaluates the deferred income taxes quarterly to determine if valuation allowances are required. The guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more-likely-than-not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.

     The company believed that these valuation allowances were required due to events and developments that occurred during the first quarter of fiscal year 2009. In conducting the first quarter 2009 analysis, the company utilized a consistent approach which considers its three-year historical cumulative income (loss) including an assessment of the degree to which any losses were driven by items that are unusual in nature and incurred in order to achieve profitability in the future. In addition, the company reviewed changes in near-term market conditions and other factors that arose during the period which impacted future operating results. Both positive and negative evidence were considered in the analysis. Significant negative evidence existed due to the ongoing deterioration of the global markets. The analysis for the first quarter of fiscal year 2009 showed a three-year historical cumulative loss in the U.S., France, Germany, Italy, and Sweden. The losses continued to exist

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

even after adjusting the results to remove unusual items and charges, which is considered a significant factor in the analysis as it is objectively verifiable and therefore, significant negative evidence. In addition, the recent global market deterioration reduced the expected impact of tax planning strategies that were included in our analysis. Accordingly, based on a three year historical cumulative loss, combined with significant and inherent uncertainty as to the timing of when the company would be able to generate the necessary level of earnings to recover its deferred tax assets in the U.S., France, Germany, Italy, and Sweden, the company concluded that valuation allowances were required. The company has maintained the valuation allowances recorded in the U.S., France, Germany, Italy, Sweden, and certain other jurisdictions as the company believes the negative evidence continues to outweigh the positive evidence as of September 30, 2010.

     The expiration periods for $909 million of deferred tax assets related to net operating losses and tax credit carryforwards are as follows: $21 million between fiscal years 2011 and 2015; $148 million between fiscal years 2016 and 2025; $479 million between fiscal years 2026 and 2030; and $261 million can be carried forward indefinitely. The company has provided valuation allowances on these deferred tax assets of approximately $21 million, $134 million, $473 million and $258 million, respectively. Realization of deferred tax assets representing net operating loss carryforwards for which a valuation allowance has not been provided is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of such deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if the company is unable to generate sufficient future taxable income during the carryforward period.

     For fiscal years 2010 and 2009, no provision has been made for U.S., state or additional foreign income taxes related to approximately $605 million and $542 million, respectively, of undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

     The company’s benefit (provision) for income taxes was different from the benefit (provision) for income taxes at the U.S. statutory rate for the reasons set forth below (in millions):

	2010	2009	2008
Benefit (expense) for income taxes at statutory tax rate of 35%	$(21)	$24	$(40)
State and local income taxes	2	1	(1)
Taxes on foreign income	20	14	7
Judicial decisions	11	—	—
Tax audit settlements	—	—	10
Goodwill	(6)	(6)	—
Benefit (tax) on undistributed foreign earnings	(2)	(2)	(69)
Valuation allowances	(52)	(701)	(66)
Other	—	—	(2)
Income tax benefit (expense)	$(48)	$(670)	$(161)

     In fiscal year 2010, the company reduced liabilities for uncertain tax positions as a result of certain judicial decisions.

     In fiscal year 2008, a valuation allowance was taken against a United Kingdom (U.K.) deferred tax asset. The company concluded that a tax planning strategy was no longer prudent and feasible and therefore did not meet the criteria for use as a qualifying tax planning strategy in the determination as to whether it was more likely than not that the U.K. deferred tax asset would be utilized. The result was a $42 million tax expense. As previously disclosed, a valuation allowance charge of $644 million was recorded against the net deferred tax assets in fiscal year 2009, primarily in the U.S. and France.

     In fiscal year 2008, the company reversed its determination on permanent reinvestment for undistributed earnings of certain foreign subsidiaries. This resulted in the recognition of income tax expense and establishment of a deferred tax liability of $68 million for the basis differences related to these subsidiaries.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Total amount of gross unrecognized tax benefits the company recorded in accordance with FASB ASC Topic 740 as of September 30, 2010 was $111 million, of which $25 million represents the amount, if recognized, would favorably affect the effective income tax rate in future periods.

     A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows (in millions):

	2010	2009	2008
Balance at beginning of the period	$104	$131	$207
Additions to tax positions recorded during the current year	9	8	15
Reduction to tax position recorded in prior years	(11)	(35)	(88)
Reductions to tax positions due to lapse of statutory limits	(1)	(3)	(3)
Translation, other	10	3	—
Balance at end of the period	$111	$104	$131

     The company’s continuing practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the consolidated statement of operations. At September 30, 2010 and September 30, 2009, the company recorded $6 million of interest on uncertain tax positions in the consolidated balance sheet. In addition, penalties of $6 million and $11 million were recorded at September 30, 2010 and September 30, 2009, respectively. The impact on tax expense related to penalties for fiscal year 2010 is $5 million and was immaterial for fiscal years 2009 and 2008 . Interest was immaterial for all periods presented.

     The company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. The company’s U.S. federal income tax returns for fiscal years 2008 and 2009 are currently under audit. The company’s Canadian federal income tax returns for fiscal years 2003 through 2005 are currently under audit. The company’s Brazil subsidiary is currently under audit for calendar year 2004. In addition, the company is under audit in various U.S. state tax jurisdictions for various years. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could significantly change the company’s unrecognized tax benefits during the next twelve months. Due to the expected expiration of the statute of limitations in several jurisdictions, the company estimates that the unrecognized tax benefits could decrease during the next twelve months between $2 million and $4 million.

     In addition to the audits listed above, the company has open tax years primarily from 1999-2009 with various significant taxing jurisdictions including the United States, Brazil, Canada, France, Germany, Mexico and the U. K. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The company has recorded a tax benefit only for those positions that meet the more likely than not standard.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2010 to be approximately $20 million, of which $3 million is recorded as a liability. Environmental remediation costs recorded with respect to the Superfund sites were $1 million in fiscal year 2010 and not significant in fiscal years 2009 and 2008.

     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2010 to be approximately $41 million, of which $18 million is recorded as a liability. During fiscal year 2010, the company recorded environmental remediation costs of $7 million with respect to these matters, resulting from revised estimates to remediate these sites.

     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $6 million at September 30, 2010. The undiscounted estimate of these costs is approximately $10 million.

     Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

		Non-Superfund
	Superfund Sites	Sites	Total
Balance at September 30, 2009	$2	$15	$17
Payments	—	(4)	(4)
Change in cost estimates (1)	1	7	8
Balance at September 30, 2010	$3	$18	$21

____________________

(1)
There was $6 million, $1 million and $3 million of environmental remediation costs recognized in other operating expense in the consolidated statement of operations in fiscal years 2010, 2009 and 2008, respectively. In addition, $2 million of environmental remediation costs were recorded in loss from discontinued operations in the consolidated statement of operations for the fiscal year ended September 30, 2010.

Environmental reserves are included in Other Current Liabilities (see Note 14) and Other Liabilities (see Note 15) in the consolidated balance sheet.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Asbestos

     Maremont Corporation (“Maremont”), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 26,000 pending asbestos-related claims at September 30, 2010 and 2009. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2010	2009
Pending and future claims	$67	$61
Asbestos-related insurance recoveries	57	43

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

     Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next ten years of $63 million to $72 million. After consultation with Bates White, Maremont determined that as of September 30, 2010 the probable liability for pending and future claims over the next ten years is $63 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $57 million as of September 30, 2010. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

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

     The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. After consultation with Bates White, the company determined that as of September 30, 2010 and 2009 the probable liability for pending and future claims over the next four years is $17 million and $16 million, respectively. The accrual estimates are based on historical data and

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain assumptions with respect to events that may occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims beyond four years. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process.

     Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies, which are currently being disputed. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. Based on consultation with advisors and underlying analysis performed by management, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $9 million and $12 million at September 30, 2010 and 2009, respectively. The change in the receivable at September 30, 2010 is primarily related to revised estimates associated with the recovery from insurers of costs incurred to date. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

   Indemnifications

     The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration. The company’s maximum obligations under other indemnifications, other than those discussed in Note 3, cannot be reasonably estimated. Except for the indemnifications discussed in Note 3, the company is not aware of any claims or other information that would give rise to material payments under such indemnifications.

   Other

     On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The cases have been consolidated into a multi-district litigation proceeding in Federal court for the Northern District of Illinois. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. On May 25, 2010, the Office of the Attorney General for the State of Washington informed the company that it also was investigating the allegations raised in these suits. On August 9, 2010, the County of Suffolk, New York, filed a complaint in the Eastern District of New York based on the same allegations. The case has been transferred to the multi-district litigation proceeding in Illinois. The company intends to vigorously defend the claims raised in all of these actions. The company is unable to estimate a range of exposure, if any, at this time.

     In addition, various lawsuits, claims and proceedings, other than those specifically disclosed in the consolidated financial statements, have been or may be instituted or asserted against the company, relating to the conduct of the company’s business, including those pertaining to product liability, warranty or recall claims, intellectual property, safety and health, contract and employment matters. Although the outcome of other litigation cannot be predicted with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters that are pending will not have a material adverse effect on the company’s business, financial condition or results of operations.

24. BUSINESS SEGMENT INFORMATION

     The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s chief operating decision maker (CODM) is the Chief Executive Officer.

     In order to better reflect the importance of the company’s remaining core commercial vehicle businesses and to reflect the manner in which management reviews information regarding the business, the company revised its reporting

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

segments in the fourth quarter of fiscal year 2009. In the fourth quarter of fiscal year 2010, as a result of the divestiture activity described in Note 3, the company included its former LVS reporting segment in discontinued operations. All prior period amounts have been recast to reflect the classification of the company’s former LVS reporting segment as discontinued operations. The company has three reportable segments at September 30, 2010, as follows:
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

  The Aftermarket & Trailer segment supplies axles, brakes, drivelines, suspension parts and other replacement and remanufactured parts, including transmissions, to commercial vehicle aftermarket customers. This segment also supplies a wide variety of undercarriage products and systems for trailer applications; and
     Segment EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring costs and asset impairment charges. The company uses Segment EBITDA as the primary basis for the Chief Operating Decision Maker (CODM) to evaluate the performance of each of its reportable segments. In fiscal year 2010, the company modified the definition of Segment EBITDA to include the entire EBITDA from our consolidated joint ventures before making adjustment for non-controlling interests, and to exclude restructuring costs and asset impairment charges. Including the entire EBITDA of our consolidated joint ventures, consistent with the related revenues, better reflects the performance of our Industrial segment and is consistent with how the CODM currently measures segment performance. All prior period amounts have been recast to reflect these changes.

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

     Segment information is summarized as follows (in millions):

	Commercial		Aftermarket &
	Truck	Industrial	Trailer	Eliminations	Total
Fiscal year 2010 Sales:
External Sales	$1,739	$890	$961	$—	$3,590
Intersegment Sales	221	61	8	(290)	—
Total Sales	$1,960	$951	$969	$(290)	$3,590

Fiscal year 2009 Sales:
External Sales	$1,348	$778	$949	$—	$3,075
Intersegment Sales	218	110	5	(333)	—
Total Sales	$1,566	$888	$954	$(333)	$3,075

Fiscal year 2008 Sales:
External Sales	$2,637	$1,007	$1,175	$—	$4,819
Intersegment Sales	285	110	8	(403)	—
Total Sales	$2,922	$1,117	$1,183	$(403)	$4,819

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment EBITDA:	2010	2009	2008
Commercial Truck	$85	$(38)	$115
Industrial	94	135	140
Aftermarket & Trailer	71	89	110
Segment EBITDA	250	186	365
Unallocated legacy and corporate expense, net (1)	(2)	(11)	(67)
Loss on sale of receivables	(4)	(5)	(21)
Depreciation and amortization	(70)	(70)	(76)
Noncontrolling interests	(14)	(9)	(11)
Asset impairment	(2)	(14)	—
Restructuring costs	(6)	(61)	—
Interest expense, net	(106)	(93)	(86)
Provision for income taxes	(48)	(670)	(161)
Loss from continuing operations attributable to ArvinMeritor, Inc.	$(2)	$(747)	$(57)

____________________

(1)
Unallocated legacy and corporate expense, net represents items that are not directly related to our business segments primarily include pension and retiree medical costs associated with recently sold businesses and other legacy costs for environmental and product liability. In fiscal year 2010 the company recognized approximately $7 million of income as a result of the pension curtailment triggered by the freeze of the company’s U.K. pension plan, of which $6 million is included in unallocated legacy and corporate expense, net. Fiscal years 2009 and 2008 include corporate costs previously allocated to businesses sold or held for sale of $3 million and $46 million, respectively.

Depreciation and Amortization:	2010	2009	2008
Commercial Truck	$54	$53	$59
Industrial	10	10	10
Aftermarket & Trailer	6	7	7
Total depreciation and amortization	$70	$70	$76

Capital Expenditures:	2010	2009	2008
Commercial Truck	$29	$68	$80
Industrial	16	10	13
Aftermarket & Trailer	11	4	5
Total capital expenditures	$56	$82	$98

Segment Assets:	2010	2009
Commercial Truck	$1,207	$998
Industrial	397	355
Aftermarket & Trailer	506	483
Total segment assets	2,110	1,836
LVS(1)	—	398
Corporate(2)	428	215
Discontinued operations(1)	341	56
Total assets	$2,879	$2,505

____________________

(1)
Assets of the company’s former LVS reporting segment primarily relate to assets of the company’s Body Systems and remaining Chassis disposal groups and were reclassified to assets of discontinued operations in the consolidated balance at September 30, 2010. These assets are included in the line “Discontinued operations” in the above table.

(2)
Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs. For fiscal years 2010 and 2009, segment assets include $145 million and $133 million, respectively, of receivables sold to ARC under the accounts receivable securitization and factoring agreements (see Note 7).

     Sales by geographic area are based on the location of the selling unit. Information on the company’s geographic areas is summarized as follows (in millions):

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales by Geographic Area:

	2010	2009	2008
U.S.	$1,365	$1,517	$1,819
Canada	87	91	113
Mexico	337	192	246
Total North America	1,789	1,800	2,178
Sweden	253	204	509
France	193	194	525
Other Europe	309	277	629
Total Europe	755	675	1,663
Asia/Pacific	499	297	520
South America, primarily Brazil	547	303	458
Total sales	$3,590	$3,075	$4,819

Assets by Geographic Area (excludes assets of discontinued operations):

	2010	2009
U.S.	$975	$940
Canada	87	85
Mexico	144	113
Total North America	1,206	1,138
Sweden	109	120
Switzerland	131	130
France	98	184
Other Europe	339	354
Total Europe	677	788
Asia/Pacific	318	303
South America, primarily Brazil	337	220
Total	$2,538	$2,449

     Sales to AB Volvo represented approximately 21 percent, 15 percent and 19 percent of the company’s sales in each of fiscal years 2010, 2009 and 2008, respectively. Sales to Navistar International Corporation represented approximately 11 percent and 10 percent of the company’s sales in fiscal year 2010 and 2009, respectively. No other customer comprised 10 percent or more of the company’s sales in any of the three fiscal years ended September 30, 2010.

25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a condensed summary of the company’s unaudited quarterly results of continuing operations for fiscal years 2010 and 2009. Amounts related to prior quarters have been recast to reflect certain businesses in discontinued operations (see Note 3). Per share amounts are based on the weighted average shares outstanding for that quarter. Earnings per share for the year may not equal the sum of the four fiscal quarters’ earnings per share due to changes in basic and diluted shares outstanding.

	2010 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2010
	(In millions, except share related data)
Sales	$800	$868	$966	$956	$3,590
Cost of sales	(711)	(771)	(849)	(840)	(3,171)
Provision for income taxes	(10)	—	(21)	(17)	(48)
Income (loss) from continuing operations attributable to
ArvinMeritor, Inc.	(4)	7	(6)	1	(2)
Net income (loss) attributable to ArvinMeritor, Inc.	—	13	(3)	2	12
Basic and diluted income (loss) per share from continuing
operations	$(0.06)	$0.09	$(0.06)	$0.01	$(0.02)

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net income in the first quarter included an after-tax gain on sale of business of $16 million. The gain on sale of businesses was related to the sale of the company’s 57 percent interest in MSSC, net of certain indemnities provided at the time of sale. This amount is reported in discontinued operations in the company’s consolidated statement of operations. Also included in net income in the first quarter are $8 million of charges associated with the Gabriel Ride Control working capital adjustments In April 2010, the company and Ride Control, LLC settled the final working capital purchase price adjustment resulting in no additional impact to the amounts already recorded.

     Provision for income taxes in the second quarter was favorably impacted by $20 million primarily related to the reversal of a valuation allowance and reducing certain liabilities for uncertain tax position. Net income in the second quarter included a net loss on debt extinguishment of approximately $13 million. The loss on debt extinguishment primarily relates to the $17 million paid in excess of par to repurchase $175 million of the 8-3/4 percent note due in 2012, partially offset by a $6 million gain associated with the acceleration of a pro-rata share of previously recognized unamortized interest rate swap gains associated with the 8-3/4 percent notes. This pro-rata share was being amortized into income as reduction of interest expense over the remaining term of the notes. Net income in the second quarter was also favorably impacted by a $6 million gain on the collection of a note receivable related to the sale of our Emissions Technologies business in fiscal year 2007. This gain primarily related to the acceleration of the discount on the note that was previously being recognized as a reduction of interest expense over the term of the note.

     Net income in the fourth quarter includes approximately $7 million of income as a result of the pension curtailment triggered by the freeze of the company’s U.K. pension plan during the fourth quarter.

	2009 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2009
	(In millions, except share related data)
Sales	$957	$738	$683	$697	$3,075
Cost of sales	(869)	(662)	(622)	(627)	(2,780)
Benefit (provision) for income taxes	(643)	7	(7)	(27)	(670)
Loss from continuing operations attributable to
ArvinMeritor, Inc.	(665)	(25)	(21)	(36)	(747)
Net Loss attributable to ArvinMeritor, Inc.	(961)	(49)	(164)	(14)	(1,188)
Basic and diluted loss per share from continuing operations	$(9.20)	$(0.34)	$(0.30)	$(0.50)	$(10.31)

     Provision for income taxes in the fourth quarter includes non-cash income tax charges of $25 million to record valuation allowances related to foreign deferred tax assets and other items. Fourth quarter net loss included a $36 million after tax gain on sale of the Wheels business. This amount is reported in discontinued operations in the company’s consolidated statement of operations.

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

     Net loss in the third quarter included a net after-tax loss on the sale of certain LVS businesses of $64 million. The loss on sale of businesses was related to the sale of Gabriel Ride Control and the company’s 51 percent interest in Gabriel de Venezuela. Loss from continuing operations for the second quarter included $39 million of pre-tax restructuring costs associated with the company’s Performance Plus and Fiscal Year 2009 restructuring actions. First quarter loss from continuing operations included $11 million of pre-tax restructuring costs, $279 million of non-cash impairment charges associated with goodwill and certain long-lived assets (of which $265 million is recorded in discontinued operations) and a $644 million non-cash income tax charge to record valuation allowances against certain deferred tax assets.

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended September 30,
	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$26	$(1,176)	$(90)
Less: income (loss) from discontinued operations, net of tax	14	(438)	(44)
Income (loss) from continuing operations	12	(738)	(46)
Adjustments to income (loss) from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	70	70	76
Asset impairment charges	2	14	—
Restructuring costs, net of payments	(8)	33	(4)
Loss on debt extinguishment, net	13	—	3
Deferred income tax expense (benefit)	(16)	641	82
Equity in earnings of affiliates, net of dividends	(37)	10	(18)
Stock compensation expense	7	10	7
Provision for doubtful accounts	5	10	8
Pension and retiree medical expense	81	68	91
Pension and retiree medical contributions and settlements	(117)	(95)	(73)
Proceeds from terminations of interest rate swaps	7	—	28
Interest proceeds on note receivable	12	—	—
Changes in off-balance sheet receivable securitization and factoring programs	60	(257)	135
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations:
Receivables	(174)	486	(61)
Inventories	(62)	94	(39)
Accounts payable	187	(349)	49
Other current assets and liabilities	118	(97)	(43)
Other assets and liabilities	(23)	(63)	108
Operating cash flows provided by (used for) continuing operations	137	(163)	303
Operating cash flows provided by (used for) discontinued operations	74	(132)	(140)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$211	$(295)	$163

	September 30,
	2010	2009	2008
	(In millions)
Balance sheet data:
Allowance for doubtful accounts	$7	$13	$11
Statement of operations data:
Maintenance and repairs expense	43	38	62
Research, development and engineering expense	68	54	57
Depreciation expense	66	66	73
Rental expense	15	19	13
Interest income	7	5	15
Interest expense	(113)	(98)	(101)
Statement of cash flows data:
Interest payments	101	92	81
Income tax payments, net	45	27	23
Non-cash investing activities - capital asset additions	6	3	22

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Fiscal Year Ended September 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$1,365	$2,225	$—	$3,590
Subsidiaries	—	120	66	(186)	—
Total sales	—	1,485	2,291	(186)	3,590
Cost of sales	(55)	(1,279)	(2,023)	186	(3,171)
GROSS MARGIN	(55)	206	268	—	419
Selling, general and administrative	(110)	(76)	(103)	—	(289)
Restructuring costs	—	—	(6)	—	(6)
Asset impairments	—	—	(2)	—	(2)
Other operating expense	(3)	—	(3)	—	(6)
OPERATING INCOME (LOSS)	(168)	130	154	—	116
Equity in earnings of affiliates	—	22	26	—	48
Other income (expense), net	—	18	(16)	—	2
Interest income (expense), net	(121)	38	(23)	—	(106)
INCOME (LOSS) BEFORE INCOME
TAXES	(289)	208	141	—	60
Provision for income taxes	—	(6)	(42)	—	(48)
Equity income from continuing operations
of subsidiaries	287	77	—	(364)	—
INCOME (LOSS) FROM CONTINUING
OPERATIONS	(2)	279	99	(364)	12
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS, net of tax	14	(2)	50	(48)	14
Net income	12	277	149	(412)	26
Less: Net income attributable to
noncontrolling interests	—	—	(14)	—	(14)
NET INCOME ATTRIBUTABLE
TO ARVINMERITOR, INC.	$12	$277	$135	$(412)	$12

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Fiscal Year Ended September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$1,518	$1,557	$—	$3,075
Subsidiaries	—	91	128	(219)	—
Total sales	—	1,609	1,685	(219)	3,075
Cost of sales	(45)	(1,360)	(1,594)	219	(2,780)
GROSS MARGIN	(45)	249	91	—	295
Selling, general and administrative	(67)	(57)	(85)	—	(209)
Restructuring costs	(6)	(7)	(48)	—	(61)
Asset impairments	(6)	(8)	—	—	(14)
Other operating expense	(1)	—	—	—	(1)
OPERATING INCOME (LOSS)	(125)	177	(42)	—	10
Equity in earnings of affiliates	—	3	12	—	15
Other income (expense), net	53	8	(61)	—	—
Interest income (expense), net	(124)	45	(14)	—	(93)
INCOME (LOSS) BEFORE INCOME TAXES	(196)	233	(105)	—	(68)
Provision for income taxes	(439)	(124)	(107)	—	(670)
Equity loss from continuing operations of subsidiaries	(112)	(224)	—	336	—
LOSS FROM CONTINUING OPERATIONS	(747)	(115)	(212)	336	(738)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(441)	(481)	(63)	547	(438)
Net loss	(1,188)	(596)	(275)	883	(1,176)
Less: Net income attributable to noncontrolling interests	—	—	(12)	—	(12)
NET LOSS ATTRIBUTABLE TO
ARVINMERITOR, INC.	$(1,188)	$(596)	$(287)	$883	$(1,188)

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Fiscal Year Ended September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$1,847	$2,972	$—	$4,819
Subsidiaries	—	117	84	(201)	—
Total sales	—	1,964	3,056	(201)	4,819
Cost of sales	(49)	(1,700)	(2,796)	201	(4,344)
GROSS MARGIN	(49)	264	260	—	475
Selling, general and administrative	(91)	(110)	(107)	—	(308)
Other operating expense	(3)	—	—	—	(3)
OPERATING INCOME (LOSS)	(143)	154	153	—	164
Equity in earnings of affiliates	—	18	19	—	37
Other income (expense), net	23	58	(81)	—	—
Interest income (expense), net	(90)	11	(7)	—	(86)
INCOME (LOSS) BEFORE INCOME TAXES	(210)	241	84	—	115
Benefit (provision) for income taxes	88	(162)	(87)	—	(161)
Equity income (loss) from continuing operations of subsidiaries	65	(46)	—	(19)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(57)	33	(3)	(19)	(46)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(48)	$(33)	54	(17)	(44)
Net income (loss)	(105)	—	51	(36)	(90)
Less: Net income attributable to noncontrolling interests	—	—	(15)	—	(15)
NET LOSS ATTRIBUTABLE TO
ARVINMERITOR, INC.	$(105)	$—	$(36)	$(36)	$(105)

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	September 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$47	$6	$290	$—	$343
Receivables, net	4	14	561	—	579
Inventories	—	148	234	—	382
Other current assets	17	20	39	—	76
Assets of discontinued operations	—	12	329	—	341
TOTAL CURRENT ASSETS	68	200	1,453	—	1,721
NET PROPERTY	10	122	257	—	389
GOODWILL	—	275	157	—	432
OTHER ASSETS	49	158	130	—	337
INVESTMENTS IN SUBSIDIARIES	1,011	154	—	(1,165)	—
TOTAL ASSETS	$1,138	$909	$1,997	$(1,165)	$2,879

CURRENT LIABILITIES
Short-term debt	$—	$—	$—	$—	$—
Accounts payable	36	186	448	—	670
Other current liabilities	109	106	143	—	358
Liabilities of discontinued operations	—	9	353	—	362
TOTAL CURRENT LIABILITIES	145	301	944	—	1,390
LONG-TERM DEBT	1,021	—	8	—	1,029
RETIREMENT BENEFITS	974	—	188	—	1,162
INTERCOMPANY PAYABLE (RECEIVABLE)	(41)	(473)	514	—	—
OTHER LIABILITIES	92	130	99	—	321
NONCONTROLLING INTERESTS	—	—	31	—	31
EQUITY (DEFICIT) ATTRIBUTABLE TO
ARVINMERITOR, INC.	(1,053)	951	213	(1,165)	(1,054)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,138	$909	$1,997	$(1,165)	$2,879

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$7	$6	$82	$—	$95
Receivables, net	11	37	646	—	694
Inventories	—	133	241	—	374
Other current assets	2	13	82	—	97
Assets of discontinued operations	—	—	56	—	56
TOTAL CURRENT ASSETS	20	189	1,107	—	1,316
NET PROPERTY	9	131	305	—	445
GOODWILL	—	275	163	—	438
OTHER ASSETS	43	149	114	—	306
INVESTMENTS IN SUBSIDIARIES	724	133	—	(857)	—
TOTAL ASSETS	$796	$877	$1,689	$(857)	$2,505

CURRENT LIABILITIES
Short-term debt	$2	$—	$95	$—	$97
Accounts payable	44	174	456	—	674
Other current liabilities	111	35	265	—	411
Liabilities of discontinued operations	—	—	107	—	107
TOTAL CURRENT LIABILITIES	157	209	923	—	1,289
LONG-TERM DEBT	993	—	2	—	995
RETIREMENT BENEFITS	853	—	224	—	1,077
INTERCOMPANY PAYABLE (RECEIVABLE)	(101)	(242)	343	—	—
OTHER LIABILITIES	89	186	35	—	310
NONCONTROLLING INTERESTS	—	—	29	—	29
EQUITY (DEFICIT) ATTRIBUTABLE TO
ARVINMERITOR, INC.	(1,195)	724	133	(857)	(1,195)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$796	$877	$1,689	$(857)	$2,505

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$(176)	$19	$368	$—	$211

INVESTING ACTIVITIES
Capital expenditures	(4)	(19)	(33)	—	(56)
Other investing activities	—	—	5	—	5
Net cash flows used for discontinued operations	—	—	(13)	—	(13)
CASH USED FOR INVESTING ACTIVITIES	(4)	(19)	(41)	—	(64)

FINANCING ACTIVITIES
Payments on revolving credit facility, net	(28)	—	—	—	(28)
Payments on account receivable securitization program	—	—	(83)	—	(83)
Proceeds from debt and stock issuance	454	—	—	—	454
Issuance and debt extinguishment costs	(45)	—	—	—	(45)
Repayment of notes	(193)	—	—	—	(193)
Intercompany advances	35	—	(35)	—	—
Other financing activities	(3)	—	7	—	4
Net cash flows used for discontinued operations	—	—	(12)	—	(12)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	220	—	(123)	—	97

EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	—	4	—	4

CHANGE IN CASH AND CASH EQUIVALENTS	40	—	208	—	248

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	7	6	82	—	95
CASH AND CASH EQUIVALENTS AT END OF
YEAR	$47	$6	$290	$—	$343

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$66	$5	$(366)	$—	$(295)

INVESTING ACTIVITIES
Capital expenditures	(1)	(26)	(55)	—	(82)
Other investing activities	6	—	3	—	9
Net cash flows provided by discontinued operations	—	3	84	—	87
CASH PROVIDED BY (USED FOR) INVESTING
ACTIVITIES	5	(23)	32	—	14

FINANCING ACTIVITIES
Borrowings on revolving credit facility, net	28	—	—	—	28
Payments on prior accounts receivable securitization
program	—	—	(111)	—	(111)
Borrowings on new accounts receivable securitization
program	—	—	83	—	83
Repayment of notes and term loan	(83)	—	—	—	(83)
Payments on lines of credit and other	(2)	—	(12)	—	(14)
Intercompany advances	(173)	—	173	—	—
Net financing cash flows used for discontinued
operations	—	—	(1)	—	(1)
Cash dividends	(8)	—	—	—	(8)
CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES	(238)	—	132	—	(106)
EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	—	(15)	—	(15)

CHANGE IN CASH AND CASH EQUIVALENTS	(167)	(18)	(217)	—	(402)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	174	24	299	—	497
CASH AND CASH EQUIVALENTS AT END OF
YEAR	$7	$6	$82	$—	$95

ARVINMERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES	$73	$41	$49	$—	$163

INVESTING ACTIVITIES
Capital expenditures	(4)	(24)	(70)	—	(98)
Acquisitions of businesses and investments, net of cash
acquired	—	—	(60)	—	(60)
Other investing activities	12	—	2	—	14
Net cash flows provided by (used for) discontinued operations	—	2	(18)	—	(16)
CASH PROVIDED BY (USED FOR) INVESTING
ACTIVITIES	8	(22)	(146)	—	(160)

FINANCING ACTIVITIES
Borrowings on prior accounts receivable securitization
program	—	—	111	—	111
Other financing activities	(5)	—	6	—	1
Debt issuance and extinguishment costs	(6)	—	—	—	(6)
Intercompany advances	(49)	—	49	—	—
Net financing cash flows provided by discontinued
operations	—	—	20		20
Cash dividends	(29)	—	—	—	(29)
CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES	(89)	—	186	—	97

EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	—	(12)	—	(12)

CHANGE IN CASH AND CASH EQUIVALENTS	(8)	19	77	—	88

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	182	5	222	—	409
CASH AND CASH EQUIVALENTS AT END OF
YEAR	$174	$24	$299	$—	$497

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

     ArvinMeritor’s management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its internal control over financial reporting as of September 30, 2010. This evaluation was based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation and the criteria set forth by COSO, ArvinMeritor’s management concluded that the internal control over financial reporting maintained by the company, as of September 30, 2010, was effective.

     Deloitte & Touche LLP, ArvinMeritor’s independent registered public accounting firm, has issued an attestation report on ArvinMeritor’s internal control over financial reporting, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of ArvinMeritor, Inc.
Troy, Michigan

We have audited the internal control over financial reporting of ArvinMeritor, Inc. and subsidiaries (the "Company") as of October 3, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15(a)(2) as of and for the year ended October 3, 2010 of the Company and our report dated November 24, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s change in method of accounting for its convertible notes.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
November 24, 2010

Changes in Internal Control Over Financial Reporting

     Management, with the participation of the chief executive officer and chief financial officer, has evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010, and found no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     The information required by Item 10 regarding directors is incorporated by reference from the information under the caption Election of Directors – Information as to Nominees for Director and Continuing Directors in ArvinMeritor’s definitive Proxy Statement for its 2011 Annual Meeting (the “2011 Proxy Statement”), which will be filed within 120 days after ArvinMeritor’s fiscal year end. The information required by Item 10 regarding executive officers is set forth in Item 4A of Part I of this Form 10-K. The other information required by Item 10, including regarding the audit committee, audit committee financial expert disclosure and our code of ethics, is incorporated by reference from the information under the captions Code of Ethics, Board of Directors and Committees and Director Qualifications and Nominating Procedures in the 2011 Proxy Statement. Disclosure of delinquent Section 16 filers pursuant to Item 405 of Regulation S-K will be contained in the 2011 Proxy Statement under the caption Section 16(a) Beneficial Ownership Reporting Compliance.

Item 11. Executive Compensation.

     See the information under the captions Director Compensation and Executive Compensation in the 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

     See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2011 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

     The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2010, were as follows:

(column a)	(column c)
Number of securities	(column b)	Number of securities remaining
to be issued upon	Weighted average	available for future issuance
exercise of outstanding	exercise price of	under equity compensation plans
options, warrants and	outstanding options,	(excluding securities reflected in
Plan Category	rights1	warrants and rights	column a)
Equity compensation plans approved by security holders	1,186,259	16.88	266,620
Equity compensation plans not approved by security holders2	215,602	19.08	—
Total	1,401,861	3	17.22	266,620

____________________

1
In addition to stock options, shares of Common Stock, restricted shares of Common Stock, restricted share units and performance shares have been awarded under the Company’s equity compensation plans and were outstanding at September 30, 2010.

2
All of our equity compensation plans under which grants are outstanding, except the Employee Stock Benefit Plan, were approved by the shareholders of ArvinMeritor or by the shareholders of Meritor or Arvin prior to their merger into ArvinMeritor. The Employee Stock Benefit Plan was adopted by the Arvin board of directors in 1998 and was terminated in January 2007. It was intended to provide compensation arrangements that would attract, retain and reward key non- officer employees and to provide these employees with a proprietary interest in the company. This Plan provided for the issuance of incentive awards to non-officer employees in the form of stock options, tandem or non-tandem stock appreciation rights, restricted shares of Common Stock, performance shares or performance units. For further information, see the Plan document, which is filed as Exhibit 10-j to this Annual Report on Form 10-K.

3	The table includes options granted under Arvin’s 1988 Stock Benefit Plan, 1998 Stock Benefit Plan and Employee Stock Benefit Plan, which we assumed in 2000 in connection with the merger of Arvin and Meritor. A total of 3,118,255 options, with a weighted average exercise price of $28.10, were assumed at the time of the merger.

4	The following number of shares remained available for issuance under our equity compensation plans at September 30, 2010. Grants under these plans may be in the form of any of the listed types of awards.

Plan	Number of shares	Type of award
2010 Long-Term Incentive Plan*	266,620	Stock options, stock appreciation rights, stock awards
		and other stock-based awards
____________________

*	The 2010 Long-Term Incentive Plan was approved by the Company’s shareowners on January 28, 2010. At that time, the 2007 Long-Term Incentive Plan and the 2004 Directors Stock Plan were terminated and no further awards will be made under those plans and no stock awards will be made under the Incentive Compensation Plan. The 2007 Long- Term Incentive Plan was approved by the company’s shareowners on January 26, 2007. At that time, the 1997 Long- Term Incentives Plan, 1998 Stock Benefit Plan and Employee Stock Benefit Plan were terminated, and no further awards will be made under these plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     See the information under the captions Board of Directors and Committees and Certain Relationships and Related Transactions in the 2011 proxy Statement.

Item 14. Principal Accountant Fees and Services.

INDEPENDENT ACCOUNTANTS’ FEES

     During the last two fiscal years, Deloitte & Touche LLP billed ArvinMeritor and its subsidiaries the following fees for its services:

	Fiscal Year Ending September 30,
	2009	2010
Audit fees(a)	$6,494,000	$6,158,000
Audit-related fees(b)	254,000	210,000
Tax fees(c)	3,045,000	2,052,000
All other fees	—
TOTAL	$9,793,000	$8,420,000

____________________

(a)	Includes fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

(b)
Audit related fees are primarily comprised of the following: fiscal year 2010 comfort letters to underwriters for debt and equity transactions; and fiscal year 2009 employee benefit plan audits and data validation related audit procedures.

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

     All of the audit-related, tax and other services provided by Deloitte in fiscal years 2009 and 2010 (described in the footnotes to the table above) and related fees were approved in advance by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries): Consolidated Statement of Operations, years ended September 30, 2010, 2009 and 2008.

     Consolidated Balance Sheet, September 30, 2010 and 2009.

Consolidated Statement of Cash Flows, years ended September 30, 2010, 2009 and 2008. Consolidated Statement of Shareowners' Equity, years ended September 30, 2010, 2009 and 2008. Notes to Consolidated Financial Statements.

     Report of Independent Registered Public Accounting Firm.

     (2) Financial Statement Schedule for the years ended September 30, 2010, 2009 and 2008.

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

4-a
Indenture, dated as of April 1, 1998, between ArvinMeritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4 to Meritor's Registration Statement on Form S-3 (Registration No. 333- 49777), is incorporated herein by reference.

4-b
First Supplemental Indenture, dated as of July 7, 2000, to the Indenture, dated as of April 1, 1998, between ArvinMeritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4-b-1 to ArvinMeritor's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-15983) (“2000 Form 10-K”), is incorporated herein by reference.

4-b-1
Third Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of April 1, 1998, between ArvinMeritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.2 to ArvinMeritor’s Current Report on Form 8-K, dated June 23, 2006 and filed on June 27, 2006 (File No. 1-15983)(“June 23, 2006 Form 8-K”), is incorporated herein by reference.

4-b-2
Fourth Supplemental Indenture, dated as of March 3, 2010, to the Indenture, dated as of April 1, 1998, between ArvinMeritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee (including form of the Company’s 10.625% Notes due 2018 and form of subsidiary guaranty), filed as Exhibit 4 to ArvinMeritor’s Form 8-K filed on March 3, 2010 is incorporated herein by reference.

4-c
Indenture dated as of July 3, 1990, as supplemented by a First Supplemental Indenture dated as of March 31, 1994, between ArvinMeritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to Harris Trust and Savings Bank), as trustee, filed as Exhibit 4-4 to Arvin's Registration Statement on Form S-3 (Registration No. 33-53087), is incorporated herein by reference.

4-c-1
Second Supplemental Indenture, dated as of July 7, 2000, to the Indenture dated as of July 3, 1990, between ArvinMeritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to Harris Trust and Savings Bank), as trustee, filed as Exhibit 4-c-1 to the 2000 Form 10-K, is incorporated herein by reference.

4-c-2
Fourth Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of July 3, 1990, between ArvinMeritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to Harris Trust and Savings Bank), as trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.3 to the June 23, 2006 Form 8-K, is incorporated herein by reference.

4-d	Indenture, dated as of March 7, 2006, between ArvinMeritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee, filed as Exhibit 4.1 to ArvinMeritor’s Current Report on Form 8-K, dated March 7, 2006 and filed on March 9, 2006 (File No. 1-15983), is incorporated herein by reference.

4-d-1
First Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of March 7, 2006, between ArvinMeritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.1 to the June 23, 2006 Form 8-K, is incorporated herein by reference.

4-e
Indenture, dated as of February 8, 2007, between ArvinMeritor and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (including form of Subsidiary Guaranty dated as of February 8, 2007), filed as Exhibit 4-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2007 (File No. 1-15983), is incorporated herein by reference.

10-a
Credit Agreement, dated as of June 23, 2006, by and among ArvinMeritor, ArvinMeritor Finance Ireland, the institutions from time to time parties thereto as lenders, JP Morgan Chase Bank, National Association, as Administrative Agent, Citicorp North America, Inc. and UBS Securities LLC, as Syndication Agents, ABN AMRO Bank N.V., BNP Paribas and Lehman Commercial Paper Inc., as Documentation Agents, and J.P. Morgan Securities Inc. and

Citigroup Global Markets, as Joint Lead Arrangers and Joint Book Runners, filed as Exhibit 10.1 to the June 23, 2006 Form 8-K, is incorporated herein by reference.

10-a-1
Subsidiary Guaranty, dated as of June 23, 2006, by and among the subsidiary guarantors and JPMorgan Chase Bank, National Association, as Administrative Agent, for the benefit of itself, the lenders and other holders of guaranteed obligations, filed as Exhibit 10.2 to the June 23, 2006 Form 8-K, is incorporated herein by reference. 10-a-2 Pledge and Security Agreement, dated as of June 23, 2006, by and among ArvinMeritor, the subsidiaries named therein and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10.3 to the June 23, 2006 Form 8-K, is incorporated herein by reference.

10-a-3
Amendment No. 1 to Credit Agreement, dated as of February 23, 2007, among ArvinMeritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K dated and filed on February 23, 2007 (File No. 1-15983), is incorporated herein by reference.

10-a-4	Amendment No. 2 to Credit Agreement, dated as of October 2, 2007, among ArvinMeritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K dated October 2, 2007 and filed on October 3, 2007 (File No. 1-15983), is incorporated herein by reference.

10-a-5	Amendment No. 3 to Credit Agreement, dated as of October 26, 2007, among ArvinMeritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K dated October 26, 2007 and filed on October 30, 2007 (File No. 1-15983), is incorporated herein by reference.

10-a-6	Amendment No. 4 to Credit Agreement, dated as of December 10, 2007, among ArvinMeritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K filed on December 11, 2007 is incorporated herein by reference.

10-a-7	Amendment No. 5 to Credit Agreement, dated as of February 5, 2010, among ArvinMeritor, AFI, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10a to ArvinMeritor’s Form 8-K filed on February 10, 2010 is incorporated herein by reference.

*10-b-1	1997 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10 to ArvinMeritor’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-15983), is incorporated herein by reference.

*10-b-2	Form of Restricted Stock Agreement under the 1997 Long-Term Incentives Plan, filed as Exhibit 10-a-2 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 1-13093), is incorporated herein by reference.

*10-b-3	Form of Option Agreement under the 1997 Long-Term Incentives Plan, filed as Exhibit 10(a) to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-13093), is incorporated herein by reference.

*10-b-4	Form of Performance Share Agreement under the 1997 Long-Term Incentives Plan, filed as Exhibit 10-b to ArvinMeritor’s Current Report on Form 8-K, dated December 7, 2004 and filed on December 9, 2004 (File No. 1-15983), is incorporated herein by reference.

*10-b-5	Description of Performance Goals Established in connection with 2009-2011 Cash Performance Plan under the 1997 Long- Term Incentives Plan, filed as Exhibit 10-a to ArvinMeritor’s Current Report on Form 8-K, dated December 9, 2008 (File No. 1-15983), is incorporated herein by reference.

*10-b-6	Description of Performance Goals for fiscal year 2011 Established in connection with Cash Performance Plans under Long Term Incentive Plans.

*10-b-7	Description of Annual Incentive Goals Established for Fiscal year 2011 under the Incentive Compensation Plan.

*10-b-7a
Description of Performance Goals established in connection with 2010-2012 Cash Performance Plan, filed as Exhibit 10-b to Current Report on Form 8-K filed on November 12, 2009 is incorporated herein by reference.

*10-c
2007 Long-Term Incentive Plan, as amended, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2007 (File No. 1-15983), is incorporated herein by reference.

*10-c-1
Form of Restricted Stock Agreement under the 2007 Long-Term Incentive Plan, filed as Exhibit 10-c-1 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 is incorporated herein by reference.

*10-d	Description of Compensation of Non-Employee Directors.

*10-e	2004 Directors Stock Plan, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004 (File No. 1-15983), is incorporated herein by reference.

*10-e-1
Form of Restricted Share Unit Agreement under the 2004 Directors Stock Plan, filed as Exhibit 10-c-3 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004 (File No. 1-15983), is incorporated herein by reference.

*10-e-2
Form of Restricted Stock Agreement under the 2004 Directors Stock Plan, filed as Exhibit 10-c-4 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005 (Filed No. 1-15983), is incorporated herein by reference.

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

*10-e-5
Letter Agreement, dated January 15, 2010, with former executive officer filed as Exhibit 10.l to ArvinMeritor’s Report on Form 10-Q for the fiscal quarter ended January 3, 2009 is incorporated herein by reference.

*10-e-6
Form of Restricted Stock Unit Agreement for Employees under 2010 Long-Term Incentive Plan filed as Exhibit 10.2 to ArvinMeritor’s Report on Form 10-Q for the fiscal quarter ended January 3, 2009 is incorporated herein by reference.

*10-e-7
Form of Restricted Stock Unit Agreement for Directors under 2010 Long-Term Incentive Plan filed as Exhibit 10.3 to ArvinMeritor’s Report on Form 10-Q for the fiscal quarter ended January 3, 2009 is incorporated herein by reference.

*10-e-8
Form of Restricted Stock Agreement for Directors under 2010 Long-term Incentive Plan filed as Exhibit 10.4 to ArvinMeritor’s Report on Form 10-Q for the fiscal quarter ended January 3, 2009 is incorporated herein by reference.

*10-e-9	2010 Long-Term Incentive Plan filed as Exhibit 10.5 to ArvinMeritor’s Report on Form 10-Q for the fiscal quarter ended January 3, 2009 is incorporated herein by reference.

*10-f
Incentive Compensation Plan, as amended and restated, filed as Exhibit 10.6 to ArvinMeritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 is incorporated herein by reference.

*10-f-1
Form of Deferred Share Agreement, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2005 (File No. 1-15983), is incorporated herein by reference.

*10-g
Copy of resolution of the Board of Directors of ArvinMeritor, adopted on July 6, 2000, providing for its Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-f to the 2000 Form 10-K, is incorporated herein by reference.

*10-h	Deferred Compensation Plan, filed as Exhibit 10-e-1 to Meritor's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-13093), is incorporated herein by reference.

*10-i	1998 Stock Benefit Plan, as amended, filed as Exhibit (d)(2) to ArvinMeritor's Schedule TO, Amendment No. 3 (File No. 5- 61023), is incorporated herein by reference.

*10-j	Employee Stock Benefit Plan, as amended, filed as Exhibit (d)(3) to ArvinMeritor’s Schedule TO, Amendment No. 3 (File No. 5-61023), is incorporated herein by reference.

*10-k
1988 Stock Benefit Plan, as amended, filed as Exhibit 10 to Arvin's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1988, and as Exhibit 10(E) to Arvin's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1993 (File No. 1-302), is incorporated herein by reference.

10-l
Loan and Security Agreement dated as of September 8, 2009 among ArvinMeritor Receivables Corporation, ArvinMeritor, Inc., GMAC Commercial Finance LLC, and the Lenders from time to time party thereto (the "Loan Agreement"), dated September 8, 2009 and filed as exhibit 10a to ArvinMeritor’s Current Report on Form 8-K filed on September 10, 2009, is incorporated herein by reference.

10-l-1
First Amendment dated as of October 14, 2010 to the Loan Agreement dated as of September 8, 2009 by and among ArvinMeritor Receivables Corporation, ArvinMeritor, Inc., GMAC Commercial Finance LLC, and the Lenders from time to time party thereto filed as Exhibit 10a to the Current Report on Form 8-K filed October 18, 2010 is incorporated herein by reference.

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

10-m-1
Second Amendment dated as of October 29, 2010 to Loan Agreement dated as of September 8, 2009, as amended, by and among ArvinMeritor, Inc., ArvinMeritor Receivables Corporation, the Lenders from time to time party thereto and., GMAC Commercial Finance LLC, as Administrative Agent filed as Exhibit 10a to the Current Report on Form 8-K dated October 29, 2010 and filed November 2, 2010 is incorporated herein by reference.

10-m-2 -
First Amendment to Third Amended and Restated Purchase and Sale Agreement dated as of October 29, 2010 (the "Purchase Agreement") among ArvinMeritor Receivables Corporation and Meritor Heavy Vehicle Braking Systems (U.S.A.), Inc. and Meritor Heavy Vehicle Systems LLC filed as Exhibit 10b to the Current Report on Form 8-K dated October 29, 2010 and filed November 2, 2010 is incorporated herein by reference.

*10-n
Employment agreement between the company and Charles G. McClure, Jr., dated as of September 14, 2009 filed as Exhibit 10.n to ArvinMeritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-o	Employment agreement between the company and James D. Donlon, III, filed as Exhibit 10b to ArvinMeritor’s Current Report on Form 8-K, dated September 14, 2009 and filed on September 18, 2009 (File No. 1-15983), is incorporated by reference.

*10-q	Employment agreement, dated August 23, 2006, between ArvinMeritor and Carsten J. Reinhardt, dated as of September 14, 2009 filed as Exhibit 10-q to ArvinMeritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-r
Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Jeffrey A. Craig filed as Exhibit 10-r to ArvinMeritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-s
Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Vernon Baker filed as Exhibit 10-s to ArvinMeritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-t
Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Mary Lehmann filed as Exhibit 10-t to ArvinMeritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-u
Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Lin Cummins filed as Exhibit 10-u to ArvinMeritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-v
Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Barbara Novak filed as Exhibit 10-v to ArvinMeritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-w
Form of employment letter between ArvinMeritor and its executives, filed as Exhibit 10-a to ArvinMeritor’s Current Report on Form 8-K, dated September 14, 2009 and filed on September 18, 2009 (File No. 1-15983), is incorporated by reference.

*10-w-1
Letter Agreement dated as of July 1, 2010 between ArvinMeritor and Larry Ott filed as Exhibit 10 to ArvinMeritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2010 is incorporated herein by reference.

*10-w-2
Employment Agreement between ArvinMeritor and Larry Ott dated as of August 3, 2010 filed as Exhibit 10-1 to ArvinMeritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2010 is incorporated herein by reference.

*10-w-3
Employment Agreement between ArvinMeritor and Timothy Bowes dated as of April 28, 2010 filed as Exhibit 10-1 to ArvinMeritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2010 is incorporated herein by reference.

*10-w-4
Employment Agreement between ArvinMeritor, Inc. and Joseph Mejaly dated as of April 28, 2010 filed as Exhibit 10-2 to ArvinMeritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2010 is incorporated herein by reference.

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

12	Computation of ratio of earnings to fixed charges

21	List of Subsidiaries of ArvinMeritor, Inc.

23-a	Consent of Vernon G. Baker, II, Esq., Senior Vice President and General Counsel

23-b	Consent of Deloitte & Touche LLP, independent registered public accounting firm

23-c	Consent of Bates White LLC

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of ArvinMeritor.

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.
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
Vernon G. Baker, II
Senior Vice President and General Counsel

Date: November 24, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 24th day of November, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

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

SCHEDULE II

ARVINMERITOR, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended September 30, 2010, 2009, 2008

	Balance at	Charged to costs and	Other		Balance at End
Description (In millions)	Beginning of Year	expenses	Deductions		of year
Year ended September 30, 2010:
Allowance for doubtful accounts	$13	$5	$(11)	(a)	$7
Deferred tax asset valuation allowance	1,187	52	(22)	(b)	1,217

Year ended September 30, 2009:
Allowance for doubtful accounts	$11	$10	$(8)	(a)	$13
Deferred tax asset valuation allowance	271	701	215	(b)	1,187

Year ended September 30, 2008:
Allowance for doubtful accounts	$17	$8	$(14)	(a)	$11
Deferred tax asset valuation allowance	204	66	1		271
____________________

(a)	Uncollectible accounts written off

(b)	Primarily relates to revaluation of defined pension and retiree medical obligations

S-1