Form 10-Q
period 2011-01-02
ARVINMERITOR INC
filed 2011-02-03
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 2, 2011

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

94,234,334 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on January 2, 2011.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

ARVINMERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended
	December 31,
	2010	2009
	(Unaudited)
Sales	$971	$800
Cost of sales	(867)	(711)
GROSS MARGIN	104	89
Selling, general and administrative	(72)	(66)
Restructuring costs	(3)	—
OPERATING INCOME	29	23
Equity in earnings of affiliates	13	9
Interest expense, net	(27)	(23)
INCOME BEFORE INCOME TAXES	15	9
Provision for income taxes	(20)	(10)
LOSS FROM CONTINUING OPERATIONS	(5)	(1)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	7	4
NET INCOME	2	3
Less: Net income attributable to noncontrolling interests	(4)	(3)
NET INCOME (LOSS) ATTRIBUTABLE TO ARVINMERITOR, INC.	$(2)	$—

NET INCOME (LOSS) ATTRIBUTABLE TO ARVINMERITOR, INC.
Net loss from continuing operations	$(9)	$(4)
Income from discontinued operations	7	4
Net income (loss)	$(2)	$—
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.10)	$(0.06)
Discontinued operations	0.07	0.06
Basic and diluted earnings (loss) per share	$(0.03)	$—

Basic and diluted average common shares outstanding	93.3	72.7

See notes to consolidated financial statements. Amounts for prior period have been recast for discontinued operations.

ARVINMERITOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	December 31,	September 30,
	2010	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$276	$343
Receivables, trade and other, net	528	579
Inventories	428	382
Other current assets	75	76
Assets of discontinued operations	354	341
TOTAL CURRENT ASSETS	1,661	1,721
NET PROPERTY	384	389
GOODWILL	429	432
OTHER ASSETS	340	337
TOTAL ASSETS	$2,814	$2,879

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$646	$670
Other current liabilities	327	358
Liabilities of discontinued operations	331	362
TOTAL CURRENT LIABILITIES	1,304	1,390
LONG-TERM DEBT	1,031	1,029
RETIREMENT BENEFITS	1,164	1,162
OTHER LIABILITIES	305	321
EQUITY (DEFICIT):
Common stock (December 31 and September 30, 2010, 94.2 and 94.1
shares issued and outstanding, respectively)	92	92
Additional paid-in capital	890	886
Accumulated deficit	(1,222)	(1,220)
Accumulated other comprehensive loss	(785)	(812)
Total equity (deficit) attributable to ArvinMeritor, Inc.	(1,025)	(1,054)
Noncontrolling interest	35	31
TOTAL EQUITY (DEFICIT)	(990)	(1,023)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,814	$2,879

See notes to consolidated financial statements.

ARVINMERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended December 31,
	2010	2009
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (See
Note 9)	$(49)	$27
INVESTING ACTIVITIES
Capital expenditures	(19)	(13)
Other investing activities	3	1
Net investing cash flows used for continuing operations	(16)	(12)
Net investing cash flows used for discontinued operations	(6)	(4)
CASH USED FOR INVESTING ACTIVITIES	(22)	(16)
FINANCING ACTIVITIES
Borrowings on revolving credit facility, net	—	7
Borrowings on accounts receivable securitization program, net	—	2
Payments on lines of credit and other, net	—	(1)
Net change in debt	—	8
Proceeds from exercise of stock options	2	—
Net financing cash flows provided by continuing operations	2	8
Net financing cash flows used by discontinued operations	—	(10)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	2	(2)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	2	1
CHANGE IN CASH AND CASH EQUIVALENTS	(67)	10
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	343	95
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$276	$105

See notes to consolidated financial statements. Amounts for prior period have been recast for discontinued operations.

ARVINMERITOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(In millions, except per share amounts)

	Three Months Ended December 31,
	2010	2009
	(Unaudited)
ArvinMeritor, Inc. Shareowners:
COMMON STOCK
Beginning and ending balance	$92	$72
ADDITIONAL PAID-IN CAPITAL
Beginning balance	$886	$699
Equity based compensation expense	2	2
Exercise of stock options	2	—
Ending balance	$890	$701
ACCUMULATED DEFICIT
Beginning balance	$(1,220)	$(1,232)
Net income (loss) attributable to ArvinMeritor, Inc.	(2)	—
Ending balance	$(1,222)	$(1,232)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance	$(812)	$(734)
Foreign currency translation adjustments	27	17
Impact of sale of business	—	31
Unrealized gains	—	2
Ending balance	$(785)	$(684)
TOTAL DEFICIT ATTRIBUTABLE TO ARVINMERITOR, INC.	$(1,025)	$(1,143)
Noncontrolling Interests:
Beginning balance	$31	$29
Net income attributable to noncontrolling interests	4	3
Dividends declared or paid	—	(1)
Ending balance	$35	$31
TOTAL DEFICIT	$(990)	$(1,112)
COMPREHENSIVE INCOME
Net income	$2	$3
Foreign currency translation adjustments	27	17
Impact of sale of business	—	31
Unrealized gains	—	2
Total comprehensive income	29	53
Less: Net income attributable to non-controlling interests	4	3
Comprehensive income attributable to ArvinMeritor, Inc.	$25	$50

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

     In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2010. The results of operations for the three months ended December 31, 2010, are not necessarily indicative of the results for the full year.

     The company’s fiscal year ends on the Sunday nearest September 30. The first quarter of fiscal years 2011 and 2010 ended on January 2, 2011 and January 3, 2010, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and December 31 are used consistently throughout this report to represent the fiscal year end and first quarter end, respectively.

     The company has evaluated subsequent events through the date that the consolidated financial statements were issued. Additional information on subsequent events is included in Note 20.

2. Shareowners’ Equity (Deficit) and Earnings per Share

     Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards and convertible securities, if applicable. Basic and diluted average common shares outstanding at December 31, 2010 and 2009 were 93.3 million and 72.7 million, respectively.

     The potential effects of restricted stock and stock options were excluded from the diluted earnings per share calculation for the three months ended December 31, 2010 and 2009 because their inclusion in a net loss period would reduce the net loss per share. Therefore, at December 31, 2010 and 2009 options to purchase 1.2 million and 1.5 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share. In addition, 0.2 million and 1.0 million shares of restricted stock were excluded from the computation of diluted earnings per share at December 31, 2010 and 2009. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the stock price at the end of the quarter is less than the conversion price.

3. New Accounting Standards

   Accounting standards implemented in fiscal year 2011

     In June 2009, the Financial Accounting Standards Board (FASB) issued guidance on accounting for transfer of financial assets, which changes the requirements for recognizing the transfer of financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. The guidance also eliminates the concept of a qualifying special purpose entity when assessing transfers of financial instruments. As required, the company adopted this guidance effective October 1, 2010. The adoption of this guidance did not have any impact on the company’s consolidated financial statements.

     In June 2009, the FASB issued guidance for the consolidation of variable interest entities (VIEs) to address the elimination of the concept of a qualifying special purpose entity. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the new guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. As required, the company adopted this guidance effective October 1, 2010. The adoption of this guidance did not have any impact on the company’s consolidated financial statements.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture at a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At December 31, 2010, the company’s investment in the joint venture was $30 million, classified as Other Assets in the condensed consolidated balance sheet (see Note 12), representing the company’s maximum exposure to loss.

4. Discontinued Operations

     Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended
	December 31,
	2010	2009
Sales	$303	$359
Operating income, net	$17	$9
Net gain on sale of business	—	8
Restructuring costs	(1)	(2)
Other expenses, net	(3)	(8)
Income before income taxes	13	7
Provision for income taxes	(6)	(3)
Income from discontinued operations attributable to ArvinMeritor, Inc.	$7	$4

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

     Remaining Chassis Businesses

     The remaining chassis operations include two facilities in Europe. The facility in Leicester, England makes and distributes gas springs for industrial applications and the facility in Bonneval, France makes ride control parts (shock absorbers) for sales in Europe. The company continues to pursue strategic alternatives for these businesses, which had combined sales of $5 million in the first three months of fiscal year 2011.

     Divestitures

     Body Systems

     On January 3, 2011, the company completed the sale of its Body Systems business to Inteva Products Holding Coöperatieve U.A., an assignee of 81 Acquisition LLC and an affiliate of Inteva Products, LLC (see Note 20).

     Assets of the Body Systems disposal group are included in assets of discontinued operations in the consolidated balance sheet and primarily consist of accounts receivable, inventory and other current assets of $274 million, fixed assets of $49 million and other long term assets of $23 million. Liabilities of the Body Systems disposal group are included in liabilities of discontinued operations in the consolidated balance sheet and primarily consist of accounts payable, payroll and employee related accruals and other current liabilities of approximately $269 million, accrued pension and post retirement benefits of $31 million and other long-term liabilities of $24 million. There are also approximately $54 million of favorable accumulated foreign currency translation adjustments related to the Body Systems disposal group. These accumulated foreign currency translation adjustments are included in accumulated other comprehensive loss in the consolidated statement of shareowners’ equity (deficit) and are expected to be included in the computation of net gain (loss) on sale upon recognition of the sale transaction during the second quarter of fiscal year 2011.

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Wheels – In September 2009, the company completed the sale of its Wheels business to Iochpe-Maxion S.A., a Brazilian producer of wheels and frames for commercial vehicles, railway freight cars and castings, and affiliates.

     Gabriel Ride Control Products North America – The company’s Gabriel Ride Control Products North America (Gabriel Ride Control) business supplied motion control products, shock absorbers, struts, ministruts and corner modules, as well as other automotive parts to the passenger car, light truck and sport utility vehicle aftermarket industries. During fiscal year 2009, the company completed the sale of Gabriel Ride Control to Ride Control, LLC, a wholly owned subsidiary of OpenGate Capital, a private equity firm.

     Gabriel de Venezuela – The company’s former consolidated subsidiary, Gabriel de Venezuela, supplied shock absorbers, struts, exhaust systems and suspension modules to light vehicle industry customers, primarily in Venezuela and Colombia. On June 5, 2009, the company sold its 51 percent interest in Gabriel de Venezuela to its joint venture partner.

     The following summarizes significant items included in income from discontinued operations in the consolidated statement of operations for the three-month periods ended December 31, 2010 and 2009:

     Operating income from discontinued operations represents income from normal operating activities of businesses included in discontinued operations.

     Net gain on sale of business: In connection with the sale of the company’s interest in MSSC, the company recognized a pre-tax gain on sale of $16 million ($16 million after tax), net of estimated indemnity obligations during the first quarter of fiscal year 2010. The company provided certain indemnifications to the buyer for its share of potential obligations related to taxes, pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company’s estimated exposure under these indemnities is approximately $14 million and is included in other liabilities in the condensed consolidated balance sheet at December 31, 2010. Also included in net gain on sale of businesses for the first quarter of fiscal year 2010 are $8 million of charges associated with the Gabriel Ride Control working capital adjustments.

     Restructuring costs: Restructuring costs recognized in the first quarter of fiscal year 2011 and 2010 relate to charges associated with certain ongoing actions in the company’s Body Systems business and other charges in the remaining chassis business.

     Other: Other charges primarily relate to charges for changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale, and costs associated with the divestiture actions.

5. Goodwill

     A summary of the changes in the carrying value of goodwill are presented below (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	Total
Balance at September 30, 2010	$151	$109	$172	$432
Foreign currency translation	(2)	—	(1)	(3)
Balance at December 31, 2010	$149	$109	$171	$429

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Restructuring Costs

     At December 31 and September 30, 2010, $9 million and $11 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the three months ended December 31, 2010 and 2009 are as follows (in millions):

Employee
Termination
Benefits
Balance at September 30, 2010	$11
Activity during the period:
Charges to continuing operations	3
Cash payments - continuing operations	(4)
Other	(1)
Balance at December 31, 2010	$9

Balance at September 30, 2009	$28
Activity during the period:
Charges to discontinued operations, net of reversals(1)	2
Cash payments - continuing operations	(3)
Other(2)	(3)
Balance at December 31, 2009	$24

(1)	Charges to discontinued operations are included in loss from discontinued operations in the consolidated statement of operations.

(2)	Includes $2 million of payments in the three months ended December 31, 2009 associated with discontinued operations.

     Performance Plus: During fiscal year 2007, the company launched a long-term profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s continuing operations recognized restructuring costs in its Commercial Truck business segment of $3 million in the first three months of fiscal year 2011 related to Performance Plus. Cumulative restructuring costs recorded for this program as of December 31, 2010 are $149 million, including $93 million reported in discontinued operations in the consolidated statement of operations. These costs primarily relate to employee severance and related costs of $105 million, asset impairment charges of $19 million and $25 million primarily associated with pension termination benefits. The company’s Commercial Truck segment has recognized cumulative restructuring costs associated with Performance Plus of $45 million. Cumulative restructuring costs of $11 million were recognized by corporate locations and the company’s Aftermarket & Trailer segment. The majority of the restructuring actions associated with Performance Plus were complete as of December 31, 2010, with remaining costs of approximately $6 million expected to be incurred in fiscal year 2011, primarily in the company’s Commercial Truck segment.

7. Income Taxes

     For each interim reporting period, the company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year pursuant to FASB Accounting Standards Codification (ASC) Topic 740-270, “Accounting for Income Taxes in Interim Periods.” The rate so determined is used in providing for income taxes on a year-to-date basis. Jurisdictions with a projected loss for the year or an actual year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective rate calculation could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

     Income tax expense (benefit) is allocated between continuing operations, discontinued operations and other comprehensive income (OCI). Such allocation is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or OCI, income tax expense is allocated to the other sources of income, with a related benefit recorded in continuing operations.

     For the first quarter of fiscal year 2011, the company had approximately $51 million of net pre-tax losses in tax jurisdictions in which a tax benefit is not recorded. Tax benefits arising from these jurisdictions resulted in increasing the valuation allowance, rather than reducing income tax expense.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Accounts Receivable Securitization and Factoring

     Off-balance sheet arrangements

     Swedish Securitization Facility: In March 2006, the company entered into a European arrangement to sell trade receivables through one of its European subsidiaries. Under this arrangement, which expires in March 2011, the company can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. The gross amount of proceeds received from the sale of receivables under this arrangement was $120 million and $73 million for the three months ended December 31, 2010 and 2009, respectively. The company had utilized €115 million ($153 million) and €62 million ($84 million) of this accounts receivable securitization facility as of December 31 and September 30, 2010, respectively. The company had notes receivable from the purchaser of the receivables of $4 million and $3 million under this program at December 31 and September 30, 2010, respectively. The company is in the process of renewing this arrangement.

     French Factoring Facility: In November 2007, the company entered into an arrangement to sell trade receivables through one of its French subsidiaries. Under this arrangement, the company can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. The company had utilized €59 million ($78 million) and €36 million ($49 million) of this accounts receivable securitization facility as of December 31 and September 30, 2010, respectively.

     Both of the above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through June 2011 for the French facility and July 2011 for the Swedish facility. The commitments are subject to standard terms and conditions for these types of arrangements (including, in the case of the French commitment, a sole discretion clause whereby the bank retains the right to not purchase receivables, which to the company’s knowledge has never been invoked).

     U.S. Factoring Facility: In October 2010, the company entered into a two-year arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, the company can sell up to, at any point in time, €32 million ($43 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized $22 million of this accounts receivable securitization facility as of December 31, 2010.

     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $11 million and $5 million at December 31 and September 30, 2010, respectively.

     Total costs associated with these off-balance sheet arrangements were $1 million in each of the three month periods ended December 31, 2010 and 2009 and are included in operating income in the consolidated statement of operations.

     On-balance sheet arrangements

     Since 2005 the company participated in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. In September 2009 the company entered into a new, two year $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by GMAC Commercial Finance LLC. In October 2010, the company extended the expiration of the program to October 2013. Under this program, the company has the ability to sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At December 31 and September 30, 2010, no amount was outstanding under this program. This program does not have specific financial covenants; however, it does have a cross-default provision to the company’s revolving credit facility agreement.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Operating Cash Flow

     The reconciliation of net income to cash flows provided by (used for) operating activities is as follows (in millions):

	Three Months Ended
	December 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$2	$3
Less: Income from discontinued operations, net of tax	7	4
Loss from continuing operations	(5)	(1)
Adjustments to loss from continuing operations to arrive at cash provided by (used for)
operating activities:
Depreciation and amortization	16	18
Restructuring costs, net of payments	(1)	(3)
Equity in earnings of affiliates, net of dividends	(9)	(8)
Other adjustments to loss from continuing operations	8	6
Pension and retiree medical expense	18	23
Pension and retiree medical contributions	(17)	(19)
Changes in off-balance sheet receivable securitization and factoring	127	55
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency
adjustments and discontinued operations	(159)	(62)
Operating cash flows provided by (used for) continuing operations	(22)	9
Operating cash flows provided by (used for) discontinued operations	(27)	18
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(49)	$27

10. Inventories

     Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	December 31,	September 30,
	2010	2010
Finished goods	$169	$156
Work in process	56	62
Raw materials, parts and supplies	203	164
Total	$428	$382

11. Other Current Assets

     Other current assets are summarized as follows (in millions):

	December 31,	September 30,
	2010	2010
Current deferred income tax assets, net	$38	$46
Asbestos-related recoveries (see Note 18)	11	11
Deposits and collateral	8	3
Prepaid and other	18	16
Other current assets	$75	$76

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Other Assets

     Other assets are summarized as follows (in millions):

	December 31, 2010	September 30, 2010
Investments in non-consolidated joint ventures	$174	$164
Asbestos-related recoveries (see Note 18)	55	55
Non-current deferred income tax assets, net	20	23
Unamortized debt issuance costs	30	32
Capitalized software costs, net	22	21
Prepaid pension costs	15	8
Other	24	34
Other assets	$340	$337

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

13. Other Current Liabilities

     Other current liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2010	2010
Compensation and benefits	$132	$179
Income taxes	17	18
Taxes other than income taxes	32	32
Product warranties	26	28
Restructuring (see Note 6)	9	11
Asbestos-related liabilities (see Note 18)	18	18
Interest	25	5
Other	68	67
Other current liabilities	$327	$358

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended
	December 31,
	2010	2009 (1)
Total product warranties – beginning of period	$54	$109
Accruals for product warranties	2	3
Payments	(3)	(9)
Change in estimates and other	(2)	(2)
Product warranty activity related to discontinued operations	—	2
Total product warranties – end of period	51	103
Less: Non-current product warranties (see Note 14)	(25)	(50)
Product warranties – current	$26	$53

(1)	At September 30 and December 31, 2009, product warranty liabilities include $39 million and $41 million, respectively, related to light vehicle businesses, which are included in liabilities of discontinued operations in the accompanying condensed consolidated balances sheet at September 30 and December 31, 2010.

14. Other Liabilities

     Other liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2010	2010
Asbestos-related liabilities (see Note 18)	$66	$66
Non-current deferred income tax liabilities	92	94
Liabilities for uncertain tax positions	43	47
Product warranties (see Note 13)	25	26
Environmental	9	13
Indemnity obligations	32	32
Other	38	43
Other liabilities	$305	$321

15. Long-Term Debt

     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	December 31,	September 30,
	2010	2010
8-3/4 percent notes due 2012	$84	$84
8-1/8 percent notes due 2015	250	250
10-5/8 percent notes due 2018	245	245
4.625 percent convertible notes due 2026(1)	300	300
4.0 percent convertible notes due 2027(1)	200	200
Lines of credit and other	9	9
Unamortized gain on interest rate swap termination	17	18
Unamortized discount on convertible notes	(74)	(77)
Long-term debt	$1,031	$1,029

(1)	The 4.625 percent and 4.0 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

   Revolving Credit Facility

     On February 5, 2010 the company signed an agreement to amend and extend its revolving credit facility, which became effective February 26, 2010. Pursuant to the revolving credit facility as amended, the company has a $539 million revolving credit facility (excluding approximately $28 million of commitments that are currently unavailable due to the bankruptcy of Lehman Brothers in 2008), $143 million of which matures in June 2011 for banks that elected not to extend their original commitments (non-extending banks) and the other $396 million matures in January 2014 for banks that elected to extend their commitments (extending banks). Availability under the revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis and under the most recent collateral test, the full amount of the revolving credit facility was available for borrowing at December 31, 2010. Availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. securitization program, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2010 through and including the fiscal quarter ended June 30, 2011; (ii) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012 and (iii) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity. At December 31, 2010, the company was in compliance with all covenants under its credit agreement with a ratio of approximately 0.13x for the priority debt-to-EBITDA covenant.

     The revolving credit facility includes a $100 million limit on the issuance of letters of credit. At December 31, 2010, and September 30, 2010, approximately $13 million and $26 million of letters of credit were issued, respectively. The company had an additional $15 million and $2 million outstanding at December 31, 2010 and September 30, 2010, respectively, on letters of credit available through other facilities.

     Borrowings under the revolving credit facility are collateralized by approximately $593 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facility. At December 31, 2010, the margin over the LIBOR rate was 275 basis points for the $143 million available under the facility from non-extending banks, and the commitment fee was 50 basis points. At December 31, 2010, the margin over LIBOR rate was 500 basis points for the $396 million available under the revolving credit facility from extending banks, and the commitment fee was 75 basis points.

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The company has a foreign currency cash flow hedging program to reduce the company’s exposure to changes in exchange rates on foreign currency purchases and sales. The company uses foreign currency forward contracts to manage the company’s exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this foreign currency cash flow hedging program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the consolidated balance sheet and is recognized in operating income when the underlying forecasted transaction impacts earnings. The terms of the foreign exchange contracts generally require the company to place cash on deposit as collateral if the fair value of these contracts represents a liability for the company at any time. The fair values of the foreign exchange derivative instruments and any related collateral cash deposits are presented on a net basis as the derivative contracts are subject to master netting arrangements. The company’s foreign exchange contracts generally mature within twelve months.

     At December 31, 2010, the company had outstanding contracts with notional amounts of $66 million under its foreign currency cash flow hedging program. These notional values consisted primarily of contracts for the European euro and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. At December 31, 2010, there was a $1 million of income recorded in AOCL. At September 30, 2010, the company had no foreign exchange contracts outstanding under its foreign currency cash flow hedging program.

     The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

     The company generally has not hedged against its foreign currency exposure related to translations to U.S. dollars of financial results denominated in foreign currencies. In the fourth quarter of fiscal year 2010, due to the volatility of the Brazilian real as compared to the U.S. dollar, the company entered into foreign currency option contracts to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts are recorded in other income (expense), net, in the consolidated statement of operations, generally reducing the exposure to translation volatility during a full-year period. The impact of these option contracts was not significant to the results of operations or financial position at December 31, 2010.

   Fair Value

     Fair values of financial instruments are summarized as follows (in millions):

	December 31,		September 30,
	2010		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$276	$276	$343	$343
Foreign exchange forward contracts – asset	1	1	—	—
Long-term debt	1,031	1,237	1,029	1,132

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

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Retirement Benefit Liabilities

     Retirement benefit liabilities consisted of the following (in millions):

	December 31,	September 30,
	2010	2010
Retiree medical liability	$596	$594
Pension liability	596	595
Other	25	26
Subtotal	1,217	1,215
Less: current portion (included in compensation and benefits)	(53)	(53)
Retirement benefit liabilities	$1,164	$1,162

     The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended December 31 are as follows:

	2010		2009
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$3	$—	$4	$—
Interest cost	24	7	23	8
Assumed return on plan assets	(30)	—	(28)	—
Amortization of prior service costs	—	(3)	—	(2)
Recognized actuarial loss	9	8	9	9
Total expense	$6	$12	$8	$15

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

     The company has been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at December 31, 2010 to be approximately $20 million, of which $3 million is recorded as a liability.

     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2010 to be approximately $41 million, of which $16 million is recorded as a liability.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $6 million at December 31, 2010. The undiscounted estimate of these costs is approximately $10 million.

     Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2010	$3	$18	$21
Payments and other	—	(2)	(2)
Balance at December 31, 2010	$3	$16	$19

     Environmental reserves are included in Other Current Liabilities (see Note 13) and Other Liabilities (see Note 14) in the consolidated balance sheet.

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

   Asbestos

     Maremont Corporation (“Maremont”), a subsidiary of ArvinMeritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 26,000 pending asbestos-related claims at December 31, 2010 and September 30, 2010. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2010	September 30, 2010
Pending and future claims	$67	$67
Asbestos-related insurance recoveries	57	57

     A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 11, 12, 13 and 14).

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
     Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $57 million as of December 31 and September 30, 2010. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

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

     The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. After consultation with Bates White, the company determined that as of December 31, 2010 and September 30, 2010 the probable liability for pending and future claims over the next four years is $17 million. The accrual estimates are based on historical data and certain assumptions with respect to events that may occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims beyond four years. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process.

     Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies, which are currently being disputed. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. Based on consultation with advisors and underlying analysis performed by management, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $9 million at December 31, 2010 and September 30, 2010. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

   Indemnifications

     The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration. The company’s maximum obligations under these indemnifications, other than those discussed in Note 4 and below, cannot be reasonably estimated. Except for the indemnifications discussed in Note 4 and below, the company is not aware of any claims or other information that would give rise to material payments under such indemnifications.

     In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in the third quarter of fiscal year 2009, of which approximately $6 million were related to claims not reimbursed by the third party prior to its filing for bankruptcy protection, and the remaining $22 million were related to the company’s best estimate of its future obligation under the guarantee. At December 31 and September 30, 2010, the remaining estimated liability for this matter was approximately $21 million.

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

     In the fourth quarter of fiscal year 2010, as a result of the divestiture activity described in Note 4, the company included its former LVS reporting segment in discontinued operations. All prior period amounts have been recast to reflect the classification of the company’s former LVS reporting segment as discontinued operations. The company has three reportable segments at December 31, 2010, as follows:
  The Commercial Truck segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, primarily for medium- and heavy-duty trucks in North America, South America and Europe;

  The Industrial segment supplies drivetrain systems including axles, brakes, drivelines and suspensions for off-highway, military, construction, bus and coach, fire and emergency and other industrial applications. This segment also includes the company’s OE businesses in Asia Pacific, including all on- and off-highway activities; and

  The Aftermarket & Trailer segment supplies axles, brakes, drivelines, suspension parts and other replacement and remanufactured parts, including transmissions, to commercial vehicle aftermarket customers. This segment also supplies a wide variety of undercarriage products and systems for trailer applications.
     Segment EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring costs and asset impairment charges. The company uses Segment EBITDA as the primary basis for the CODM to evaluate the performance of each of its reportable segments. In fiscal year 2010, the company modified the definition of Segment EBITDA to include the entire EBITDA from the company’s consolidated joint ventures before making adjustment for non-controlling interests, and to exclude restructuring costs and asset impairment charges. Including the entire EBITDA of our consolidated joint ventures, consistent with the related revenues, better reflects the performance of our Industrial segment and is consistent with how the CODM currently measures segment performance. All prior period amounts have been recast to reflect these changes.

     The accounting policies of the segments are the same as those applied in the Consolidated Financial Statements, except for the use of Segment EBITDA. The company may allocate certain common costs, primarily corporate functions, between the segments differently than the company would for stand alone financial information prepared in accordance with the U.S. generally accepted accounting principles. These allocated costs include expenses for shared services such as information technology, finance, communications, legal and human resources. The company does not allocate interest expense and certain legacy and other corporate costs not directly associated with the Segments’ EBITDA.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Segment information is summarized as follows (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	Eliminations	Total
Three months ended December 31, 2010:
External Sales	$531	$217	$223	$—	$971
Intersegment Sales	44	13	2	(59)	—
Total Sales	$575	$230	$225	$(59)	$971

Three months ended December 31, 2009:
External Sales	$373	$207	$220	$—	$800
Intersegment Sales	60	19	2	(81)	—
Total Sales	$433	$226	$222	$(81)	$800

	Three Months Ended
	December 31,
	2010	2009
Segment EBITDA:
Commercial Truck	$33	$13
Industrial	17	24
Aftermarket & Trailer	13	17
Segment EBITDA	63	54
Unallocated legacy and corporate costs (1)	(1)	(3)
Loss on sale of receivables	(1)	(1)
Depreciation and amortization	(16)	(18)
Noncontrolling interests	(4)	(3)
Interest expense, net	(27)	(23)
Restructuring costs	(3)	—
Provision for income taxes	(20)	(10)
Loss from continuing operations attributable
to ArvinMeritor, Inc.	$(9)	$(4)

(1)	Unallocated legacy and corporate costs represent items that are not directly related to the business segments. These costs primarily include pension and retiree medical costs associated with recently sold businesses and other legacy costs for environmental and product liability.

20. Subsequent Events

     On January 3, 2011, the company completed the sale of its Body Systems business to Inteva Products Holding Coöperatieve U.A., an assignee of 81 Acquisition LLC and an affiliate of Inteva Products, LLC. Pursuant to the Agreement (as defined below) signed in August 2010, total consideration was approximately $35 million, subject to certain potential adjustments for items such as working capital fluctuations. The actual purchase price at the closing was $27 million (excluding estimated closing expenses for outside advisory fees of $12 million), consisting of $12 million in cash at closing (adjusted for estimated balances in working capital and other items at the time of the closing) and a five year, 8 percent promissory note for $15 million. In addition to the purchase price, the company will receive the cash held at the time of the sale by the Body Systems entities operating in China and Brazil of approximately $32 million, net of applicable taxes and other withholding, at such time as it becomes available for distribution, as provided in the Agreement.

ARVINMERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The sale of the Body Systems business was consummated pursuant to a Purchase and Sale Agreement dated as of August 3, 2010 between ArvinMeritor, Meritor France and 81 Acquisition LLC, as amended by the First Amendment to Purchase and Sale Agreement dated as of December 6, 2010 and the Second Amendment to Purchase and Sale Agreement dated as of January 3, 2011 (as so amended, the “Agreement”). The Agreement contains customary representations, warranties and covenants of the seller and the purchaser as further set forth in the Agreement. The Agreement also includes provisions governing the retention by the seller and assumption by the purchaser of responsibilities with regard to pension, environmental, warranty and other liabilities; transition of employees and responsibility for employee compensation and benefits; tax matters and post-closing taxes; use of trademarks and logos; and post-closing indemnities between the seller and the purchaser for losses arising from specified events.

21. Supplemental Guarantor Condensed Consolidating Financial Statements

     Certain of the company’s wholly-owned subsidiaries, as defined in the credit agreement (the Guarantors) irrevocably and unconditionally guarantee amounts outstanding under the senior secured revolving credit facility. Similar subsidiary guarantees were provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 15).

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

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended December 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$303	$668	$—	$971
Subsidiaries	—	31	17	(48)	—
Total sales	—	334	685	(48)	971
Cost of sales	(14)	(308)	(593)	48	(867)
GROSS MARGIN	(14)	26	92	—	104
Selling, general and administrative	(29)	(23)	(20)	—	(72)
Restructuring costs	—	—	(3)		(3)
OPERATING INCOME (LOSS)	(43)	3	69	—	29
Equity in earnings of affiliates	—	7	6	—	13
Other income (expense), net	(1)	—	1	—	—
Interest income (expense), net	(30)	9	(6)	—	(27)
INCOME (LOSS) BEFORE INCOME TAXES	(74)	19	70	—	15
Provision for income taxes	—	(5)	(15)	—	(20)
Equity income from continuing operations of subsidiaries	65	49	—	(114)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(9)	63	55	(114)	(5)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	7	$17	$13	$(30)	$7
Net income (loss)	(2)	80	68	(144)	2
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME (LOSS) ATTRIBUTABLE TO
ARVINMERITOR, INC.	$(2)	$80	$64	$(144)	$(2)

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended December 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$333	$467	$—	$800
Subsidiaries	—	26	15	(41)	—
Total sales	—	359	482	(41)	800
Cost of sales	(14)	(303)	(435)	41	(711)
GROSS MARGIN	(14)	56	47	—	89
Selling, general and administrative	(28)	(23)	(15)	—	(66)
OPERATING INCOME (LOSS)	(42)	33	32	—	23
Equity in earnings of affiliates	—	4	5	—	9
Other income (expense), net	—	(1)	1	—	—
Interest income (expense), net	(32)	15	(6)	—	(23)
INCOME (LOSS) BEFORE INCOME TAXES	(74)	51	32	—	9
Provision for income taxes	—	(3)	(7)	—	(10)
Equity income from continuing operations of subsidiaries	70	26	—	(96)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(4)	74	25	(96)	(1)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	4	7	26	(33)	4
Net income	—	81	51	(129)	3
Less: Net income attributable to noncontrolling interests	—	—	(3)	—	(3)

NET INCOME ATTRIBUTABLE TO ARVINMERITOR, INC.	$—	$81	$48	$(129)	$—

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	December 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$98	$3	$175	$—	$276
Receivables, net	—	20	508	—	528
Inventories	—	164	264	—	428
Other current assets	10	18	47	—	75
Assets of discontinued operations	—	15	339	—	354
TOTAL CURRENT ASSETS	108	220	1333	—	1,661
NET PROPERTY	10	120	254	—	384
GOODWILL	—	275	154	—	429
OTHER ASSETS	45	162	133	—	340
INVESTMENTS IN SUBSIDIARIES	1,119	243	—	(1,362)	—
TOTAL ASSETS	$1,282	$1,020	$1,874	$(1,362)	$2,814

CURRENT LIABILITIES
Accounts payable	$31	$169	$446	$—	$646
Other current liabilities	115	87	125	—	327
Liabilities of discontinued operations	—	9	322	—	331
TOTAL CURRENT LIABILITIES	146	265	893	—	1,304
LONG-TERM DEBT	1,022	—	9	—	1,031
RETIREMENT BENEFITS	982	—	182	—	1,164
INTERCOMPANY PAYABLE (RECEIVABLE)	73	(514)	441	—	—
OTHER LIABILITIES	84	126	95	—	305
EQUITY (DEFICIT) ATTRIBUTABLE TO
ARVINMERITOR, INC.	(1,025)	1,143	219	(1,362)	(1,025)
NONCONTROLLING INTERESTS	—	—	35	—	35
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,282	$1,020	$1,874	$(1,362)	$2,814

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	September 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$47	$6	$290	$—	$343
Receivables, net	4	14	561	—	579
Inventories	—	148	234	—	382
Other current assets	17	20	39	—	76
Assets of discontinued operations	—	12	329	—	341
TOTAL CURRENT ASSETS	68	200	1,453	—	1,721
NET PROPERTY	10	122	257	—	389
GOODWILL	—	275	157	—	432
OTHER ASSETS	49	158	130	—	337
INVESTMENTS IN SUBSIDIARIES	1,011	154	—	(1,165)	—
TOTAL ASSETS	$1,138	$909	$1,997	$(1,165)	$2,879

CURRENT LIABILITIES
Accounts payable	$36	$186	$448	$—	$670
Other current liabilities	109	106	143	—	358
Liabilities of discontinued operations	—	9	353	—	362
TOTAL CURRENT LIABILITIES	145	301	944	—	1,390
LONG-TERM DEBT	1,021	—	8	—	1,029
RETIREMENT BENEFITS	974	—	188	—	1,162
INTERCOMPANY PAYABLE (RECEIVABLE)	(41)	(473)	514	—	—
OTHER LIABILITIES	92	130	99	—	321
EQUITY (DEFICIT) ATTRIBUTABLE TO
ARVINMERITOR, INC.	(1,053)	951	213	(1,165)	(1,054)
NONCONTROLLING INTERESTS	—	—	31	—	31
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,138	$909	$1,997	$(1,165)	$2,879

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Three Months Ended December 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$196	$3	$(248)	$—	$(49)

INVESTING ACTIVITIES
Capital expenditures	(1)	(8)	(10)	—	(19)
Other investing activities	—	2	1	—	3
Net cash flows used for discontinued operations	—	—	(6)	—	(6)
CASH USED FOR INVESTING ACTIVITIES	(1)	(6)	(15)	—	(22)

FINANCING ACTIVITIES
Intercompany advances	(146)	—	146	—	—
Other financing activities	2	—	—	—	2
CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES	(144)	—	146	—	2

EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	—	2	—	2

CHANGE IN CASH AND CASH EQUIVALENTS	51	(3)	(115)	—	(67)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	47	6	290	—	343
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$98	$3	$175	$—	$276

ARVINMERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Three Months Ended December 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$(42)	$16	$53	$—	$27

INVESTING ACTIVITIES
Capital expenditures	—	(6)	(7)	—	(13)
Other investing activities	—	—	1	—	1
Net cash flows used by discontinued operations	—	—	(4)	—	(4)

CASH USED FOR INVESTING ACTIVITIES	—	(6)	(10)	—	(16)

FINANCING ACTIVITIES
Net change in debt	7	—	1	—	8
Intercompany advances	31	—	(31)	—	—

Net financing cash flows used for discontinued operations	—	—	(10)	—	(10)
CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES	38	—	(40)	—	(2)

EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1

CHANGE IN CASH AND CASH EQUIVALENTS	(4)	10	4	—	10

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	7	6	82	—	95
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$3	$16	$86	$—	$105

ARVINMERITOR, INC.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

OVERVIEW

     ArvinMeritor, Inc., headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers (“OEMs”) and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, off-highway, military, bus and coach and other industrial OEMs and certain aftermarkets. ArvinMeritor common stock is traded on the New York Stock Exchange under the ticker symbol ARM. On January 20, 2011, our shareowners approved a company name change from ArvinMeritor, Inc. to “Meritor, Inc.” At the time we officially change the name, which is expected in March 2011, we expect our ticker symbol on the New York Stock Exchange will change.

     In the first quarter of fiscal year 2011, we saw stronger commercial truck demand in all regions. We expect production volumes in North America and Europe, our largest markets, to continue to strengthen and recover to historical norms. The pace of this recovery may be more rapid than previously expected. Production volumes in South America and Asia-Pacific markets have generally returned to historically strong levels. We responded to the weakness in global business conditions in fiscal year 2009 by aggressively lowering our ‘break-even’ point through comprehensive restructuring and cost-reduction initiatives and focused on improving cash flow by maintaining tight controls on global inventory, pursuing working capital improvements, reducing capital spending and significantly reducing discretionary spending. We believe the lower cost base that we have established through our disciplined approach to cost reductions should improve our ability to convert incremental sales to profitable returns as the markets we supply continue to recover.

   LVS Divestiture Update

     We have been in the process during the last two years of divesting our LVS businesses and transforming our company to focus solely on commercial vehicle and industrial markets. We believe this will allow us to focus on targeted investments with potentially higher margins. We have substantially completed the transformation of our company through the sale of the majority of our LVS businesses, including the sale of our Body Systems business which was completed in January 2011. The remaining LVS business consists of two relatively small chassis businesses. The results of operations and cash flows of all of our LVS businesses are presented in discontinued operations in the condensed consolidated statements of operations and condensed consolidated statement of cash flows, and prior period information has been recast to reflect this presentation. The assets and liabilities of the Body Systems business and our two remaining LVS chassis operations are included in the assets and liabilities of discontinued operations in the consolidated balance sheet at December 31 and September 30, 2010.

     On January 3, 2011, we completed the sale of our Body Systems business to an affiliate of Inteva Products, LLC. Pursuant to the Agreement signed in August 2010, total consideration was approximately $35 million, subject to certain potential adjustments for items such as working capital fluctuations. The actual purchase price at the closing was $27 million (excluding estimated closing expenses for outside advisory fees of $12 million), consisting of $12 million in cash at closing (adjusted for estimated balances in working capital and other items at the time of the closing) and a five year, 8 percent promissory note for $15 million. In addition to the purchase price, we will receive the cash held at the time of the sale by the Body Systems entities operating in China and Brazil of approximately $32 million, net of applicable taxes and other withholding, at such time as it becomes available for distribution, as provided in the Purchase and Sale Agreement.

     Our remaining LVS chassis operations include two facilities in Europe, which had combined sales of $5 million in the first three months of fiscal year 2011. Our facility in Bonneval, France makes ride control parts (shock absorbers) for sales in Europe, and our facility in Leicester, England makes and distributes gas springs for industrial applications. We continue to pursue strategic alternatives for these businesses. Potential cash costs associated with such alternatives could be in the range of $10 million to $15 million.

   1st Quarter Fiscal year 2011 Results

     Higher sales in the first quarter of fiscal year 2011 resulted in improved operating results compared to the prior year’s first fiscal quarter. The increase in sales is primarily due to stronger commercial truck demand in all regions. However the regional mix of earnings produced a higher effective tax rate, resulting in a net loss for the quarter ended December 31, 2010 of $2 million compared to breakeven in the same period in fiscal year 2010. Our effective tax rate in the first quarter of fiscal year 2011 was approximately 133 percent driven by strong earnings in many markets in which we are profitable and continue to be a taxpayer, such as Brazil, China and India. However, we are unable to realize tax benefits on losses in the United States and many Western European jurisdictions where we are subject to valuation allowances. Adjusted EBITDA for the three months ended December 31, 2010 was $62 million compared to $51 million in the three months ended December 31, 2009. Loss from continuing operations in the first quarter of fiscal year 2010 was $9 million, or $0.10 per diluted share, compared to a loss of $4 million, or $0.06 per diluted share, in the prior year’s first fiscal quarter.

ARVINMERITOR, INC.

     Cash flow from operating activities was an outflow of $49 million in the quarter ended December 31, 2010 compared to an inflow of $27 million in the prior fiscal year’s first quarter. The decrease in cash flows in the first quarter of fiscal year 2011 was primarily due to variable compensation payments relating to our prior year performance, as well as working capital investments in both our continuing and discontinued operations.

Trends and Uncertainties

     Production Volumes

     The following table reflects estimated commercial vehicle production volumes for selected original equipment (OE) markets for the first quarters ended December 31, 2010 and 2009 based on available sources and management’s estimates.

	Three Months Ended December 31,		Unit	Percent
	2010	2009	Change	Change
Commercial Vehicles (in thousands)
North America, Heavy-Duty Trucks	45	35	10	29%
North America, Medium-Duty Trucks	18	19	(1)	(5)%
United States and Canada, Trailers	33	24	9	38%
Western Europe, Heavy- and Medium-Duty Trucks	93	53	40	75%
South America, Heavy- and Medium- Duty Trucks	43	38	5	13%

     Although the production volumes have increased in the first quarter of fiscal year 2011 compared to the prior year, in certain markets, mainly North America and Europe, they are still below historically normal levels.

     Segment Profitability

     Revenues in our Industrial segment in the second half of fiscal year 2010 were negatively impacted by reduced production for certain military programs. These reductions had a negative impact on our Industrial segment profitability. We expect this trend to continue in the near term due to the production changeover of certain ongoing military programs and while certain new programs are being launched. If government defense spending decreases on selected programs or we are unable to secure new military contracts, it could have a longer term negative impact on our Industrial segment, and to a lesser extent on our Aftermarket and Trailer segment due to relatively lower sales of military service parts. In addition, if sales on our military programs do return to record levels, the level of profitability on these sales may be lower than what we have recognized in recent periods. Although OE sales in the Asia-Pacific region, which are included in our Industrial segment, have increased, they have not fully offset the impact on Adjusted EBITDA of lower military sales, and there can be no assurances that they will do so going forward.

     Industry-Wide Issues

     Our business continues to address a number of other challenging industry-wide issues including the following:
  Disruptions in the financial markets and their impact on the availability and cost of credit;
  Excess capacity;
  Consolidation and globalization of OEMs and their suppliers;
  Higher energy and transportation costs;
  Volatility in price and availability of steel and other commodities;
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

ARVINMERITOR, INC.
  Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;
  Additional restructuring actions and the timing and recognition of restructuring charges;
  Higher than planned warranty expenses, including the outcome of known or potential recall campaigns;
  Our ability to implement planned productivity and cost reduction initiatives;
  Significant contract awards or losses of existing contracts.
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

	Three Months Ended
	December 31,
	2010	2009
Adjusted loss from continuing operations	$(6)	$(4)
Restructuring costs	(3)	—
Loss from continuing operations attributable
to ArvinMeritor, Inc.	$(9)	$(4)

Adjusted basic and diluted loss per share from
continuing operations	$(0.07)	$(0.06)
Impact of adjustments on basic and diluted
loss per share	(0.03)	—
Basic and diluted loss per share from continuing
operations	$(0.10)	$(0.06)

     Free cash flow and Free cash flow before restructuring payments and changes in off-balance sheet accounts receivables factoring and securitization are reconciled to cash flows provided by (used for) operating activities below.

	Three Months Ended
	December 31,
	2010	2009
Free cash flow before restructuring payments and
changes in off-balance sheet accounts receivable
factoring and securitization	$(190)	$(47)
Restructuring payments – continuing operations	(4)	(3)
Restructuring payments – discontinued operations	(3)	(2)
Changes in off-balance sheet accounts receivable
factoring and securitization	123	54
Free cash flow	(74)	2
Capital expenditures – continuing operations	19	13
Capital expenditures – discontinued operations	6	12
Cash flows provided by (used for) operating
activities	$(49)	$27

ARVINMERITOR, INC.

     Adjusted EBITDA is reconciled to net income (loss) attributable to ArvinMeritor, Inc. in “Results of Operations” below.

Results of Operations

     The following is a summary of our financial results (in millions, except per share amounts):

	Three Months Ended
	December 31,
	2010	2009
SALES:
Commercial Truck	$575	$433
Industrial	230	226
Aftermarket & Trailer	225	222
Intersegment Sales	(59)	(81)
SALES	$971	$800
SEGMENT EBITDA:
Commercial Truck	$33	$13
Industrial	17	24
Aftermarket & Trailer	13	17
SEGMENT EBITDA	63	54
Unallocated legacy and corporate costs (1)	(1)	(3)
ADJUSTED EBITDA	62	51
Loss on sale of receivables	(1)	(1)
Depreciation and amortization	(16)	(18)
Noncontrolling interests	(4)	(3)
Restructuring costs	(3)	—
Interest expense, net	(27)	(23)
Provision for income taxes	(20)	(10)
LOSS FROM CONTINUING OPERATIONS,
attributable to ArvinMeritor, Inc.	$(9)	$(4)
INCOME FROM DISCONTINUED
OPERATIONS, net of tax, attributable to
ArvinMeritor, Inc.	7	4
NET INCOME (LOSS), attributable to
ArvinMeritor, Inc.	$(2)	$—
BASIC AND DILUTED EARNINGS (LOSS) PER
SHARE
Attributable to ArvinMeritor, Inc.
Continuing operations	$(0.10)	$(0.06)
Discontinued operations	0.07	0.06
Diluted earnings (loss) per share	$(0.03)	$—
BASIC AND DILUTED AVERAGE COMMON
SHARES OUTSTANDING	93.3	72.7

(1)
Unallocated legacy and corporate costs represent items that are not directly related to our business segments. These costs primarily include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability matters.

ARVINMERITOR, INC.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

   Sales

     The following table reflects total company and business segment sales for the three months ended December 31, 2010 and 2009. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions). Business segment sales include intersegment sales.

					Dollar Change Due To
	December 31,		Dollar	%		Volume /
	2010	2009	Change	Change	Currency	Other
Sales:
Commercial Truck	$575	$433	$142	33%	$(11)	$153
Industrial	230	226	4	2%	6	(2)
Aftermarket & Trailer	225	222	3	1%	(2)	5
Intersegment Sales	(59)	(81)	22	27%	4	18
TOTAL SALES	$971	$800	$171	21%	$(3)	$174

     Commercial Truck sales were $575 million in the first quarter of fiscal year 2011, up 33 percent from the first quarter of fiscal year 2010, reflecting higher OE production volumes in North America, Europe and South America. Western European heavy- and medium-duty truck production volumes increased 75 percent compared to the prior year. Production volumes in the North American Heavy- and Medium-Duty commercial vehicle truck markets were higher by 17 percent compared to the prior year and South American commercial truck volumes increased approximately 13 percent. We expect recovery of production volumes in North America and Europe, our largest markets, to continue towards historical norms, although the pace of this recovery may be more rapid than previously expected. Production volumes in South America have fully recovered and reached record levels.

     Industrial sales were $230 million in the first quarter of fiscal year 2011 and were relatively flat compared to the first quarter of fiscal year 2010. The impact of lower sales for production and service orders for military applications as production of the Family of Medium Tactical Vehicles (FMTV) shifts to a new prime contractor was offset by increased sales volumes in our operations in the Asia-Pacific region. The increase in sales in the Asia-Pacific region was primarily due to higher sales in our China off-highway operations and India commercial vehicle operations. Overall, sales in our Asia-Pacific operations increased approximately 26 percent from the prior year.

     Aftermarket & Trailer sales were $225 million in the first quarter of fiscal year 2011 and were relatively flat compared to the first quarter of fiscal year 2010. Higher sales in our core aftermarket replacement parts and products for trailer applications were offset by a decrease in defense aftermarket sales, primarily in Mine Resistant Ambush Protection (MRAP) service parts.

   Cost of Sales and Gross Profit

     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended December 31, 2010 was $867 million compared to $711 million in the prior year, representing an increase of 22 percent. The increase in costs of sales is primarily due to the increased sales volumes discussed above. Total cost of sales were approximately 89 percent of sales for the three months periods ended December 31, 2010 and 2009.

     Changes in the components of cost of sales year over year are summarized as follows:

Higher material costs	$141
Higher labor and overhead costs	22
Other costs	(7)
Total increase in costs of sales	$156

     Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended December 31, 2010 increased by approximately $141 million compared to the same period last year, primarily as a result of higher sales volumes. Material costs for much of fiscal year 2010 were relatively stable; however, in the second half of fiscal year 2010 we began to see an increase in prices with higher demand due to improvement in economic conditions.

ARVINMERITOR, INC.

     Labor and overhead costs increased by $22 million compared to the same period in the prior year. The increase was primarily due to the higher sales volumes. Other factors favorably impacting labor and overhead costs are savings associated with the company’s restructuring actions, continuous improvement and rationalization of operations.

     As a result of the above, gross profit for the three months ended December 31, 2010 was $104 million compared to $89 million in the same period last year. Gross margins remained constant at 11 percent for the three month periods ended December 31, 2010 and 2009.

   Other Income Statement Items

     Selling, general and administrative expenses for the three months ended December 31, 2010 and 2009 are summarized as follows (in millions):

	Three Months Ended		Three Months Ended
	December 31, 2010		December 31, 2009		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(1)	(0.1)%	$(1)	(0.1)%	$—	—pts
Short- and long-term variable
compensation	(6)	(0.6)%	(10)	(1.3)%	(4)	(0.7)pts
All other SG&A	(65)	(6.7)%	(55)	(6.9)%	10	(0.2)pts
Total SG&A	$(72)	(7.4)%	$(66)	(8.3)%	$6	(0.9)pts

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

     Restructuring costs of $3 million were recorded in our Commercial Truck segment during the first quarter of fiscal year 2011. No other restructuring charges were recognized in any segments during the first quarter of fiscal 2011 and 2010.

     Operating income for the first quarter of fiscal year 2011 was $29 million, compared to $23 million in the prior year. The improved operating income was the result of items previously discussed.

     Equity in earnings of affiliates was $13 million in the first quarter of fiscal year 2011, compared to $9 million in the same period in the prior year. The increase is due to higher earnings from our affiliates in the United States, Mexico and South America.

     Interest expense, net for the first quarter of fiscal year 2011 was $27 million, compared to $23 million in the prior year. The increase in interest expense, net is primarily due to additional interest cost associated with our debt securities issued in fiscal year 2010.

     Provision for income taxes in the first three months of fiscal year 2011 was $20 million compared to $10 million in the same period in the prior year. In the first quarter of fiscal year 2011, our effective tax rate was 133 percent compared to 111 percent in the prior year. Generally, we expect our effective tax rate to remain at inflated levels in the near term until we can generate sufficient income in certain jurisdictions, primarily in the United States and Europe. We are recognizing valuation allowances against our deferred tax assets in these jurisdictions and are not able to recognize tax benefits related to current operating losses.

     Loss from continuing operations (before noncontrolling interests) for the first quarter of fiscal year 2011 was $5 million, compared to $1 million, in the prior year.

ARVINMERITOR, INC.

     Income from discontinued operations was $7 million in the first quarter of fiscal year 2011, compared to $4 million in the same period in the prior year. Significant items included in results from discontinued operations in the first quarter of fiscal year 2011 and 2010 include the following:

	Three Months Ended
	December 31,
	2010	2009
Operating income	$17	$9
Gain on sale of businesses, net	—	8
Restructuring costs	(1)	(2)
Other	(3)	(8)
Income (loss) before income taxes	13	7
Provision for income taxes	(6)	(3)
Net income from discontinued operations attributable to
ArvinMeritor, Inc.	$7	$4

     Operating income from discontinued operations represents income from normal operating activities of the businesses included in discontinued operations.

     Gain (loss) on sale of businesses, net: In connection with the sale of our interest in MSSC, we recognized a pre-tax gain of $16 million ($16 million after-tax), net of indemnity obligations, during the first quarter of fiscal year 2010. We provided certain indemnifications to the buyer for our share of potential obligations related to taxes, pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. Also included in net gain on sale of businesses in the prior year were $8 million of charges associated with the Gabriel North America Ride Control business working capital adjustments recognized in the first quarter of fiscal year 2010.

     Restructuring costs recognized during the first quarter of fiscal year 2011 primarily relate to employee termination benefits, including those associated with the wind down or divestiture of certain LVS chassis businesses. The restructuring costs recognized during the prior year fiscal year were associated with our Body Systems business.

     Other: Other primarily relates to charges for changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale. Also included in the other charges are LVS divestiture costs related to actions in connection with the separation of the LVS businesses from the company.

     Net loss attributable to ArvinMeritor, Inc. was $2 million for the three months ended December 31, 2010 compared to breakeven for the three months ended December 31, 2009. The increase in net loss is attributable to reasons previously discussed.

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

     The following table reflects Segment EBITDA and EBITDA margins for the three months ended December 31, 2010 and 2009 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	December 31,			December 31,
	2010	2009	$ Change	2010	2009	Change
Commercial Truck	$33	$13	$20	5.7%	3.0%	2.7pts
Industrial	17	24	(7)	7.4%	10.6%	(3.2)pts
Aftermarket & Trailer	13	17	(4)	5.8%	7.7%	(1.9)pts
Segment EBITDA	$63	$54	$9	6.5%	6.8%	(0.3)pts

ARVINMERITOR, INC.

     Significant items impacting year over year Segment EBITDA include the following:

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	TOTAL
Segment EBITDA – Quarter ended December 31, 2009	$13	$24	$17	$54
Higher earnings from unconsolidated affiliates	4	—	—	4
Lower variable compensation costs	4	1	1	6
Lower pension and retiree medical costs	1	2	1	4
Volume, performance and other, net of cost reductions	11	(10)	(6)	(5)
Segment EBITDA – Quarter ended December 31, 2010	$33	$17	$13	$63

     Commercial Truck Segment EBITDA was $33 million in the first quarter of fiscal year 2011, up $20 million compared to the same period in the prior year. Segment EBITDA margin increased to 5.7 percent compared to 3.0 percent in the prior year. The impact of higher OE production volumes in all regions, savings associated with prior restructuring and cost reduction initiatives, and higher earnings from our unconsolidated joint ventures favorably impacted Segment EBITDA and Segment EBITDA margin in the first quarter of fiscal year 2011.

     Industrial Segment EBITDA was $17 million in the first quarter of fiscal year 2011, down $7 million compared to the prior year. The favorable impact of higher sales in our Asia-Pacific region was more than offset by lower sales of our military products, primarily associated with the FMTV program. This change in sales mix significantly impacted our Segment EBITDA margins, which decreased to 7.4 percent in the first quarter of fiscal year 2011 compared to 10.6 percent in the prior year.

     Aftermarket & Trailer Segment EBITDA was $13 million in the first quarter of fiscal year 2011, down $4 million compared to the same period in the prior year. Segment EBITDA margin decreased to 5.8 percent from 7.7 in the prior year. The decrease in Segment EBITDA and Segment EBITDA margin is primarily due to lower sales of our military service parts, primarily associated with MRAP and FMTV programs, which more than offset the favorable impact of higher sales in our core aftermarket replacement products and trailer applications.

Financial Condition

     Cash Flows (in millions)

	Three Months Ended December 31,
	2010	2009
OPERATING CASH FLOWS
Loss from continuing operations	$(5)	$(1)
Depreciation and amortization	16	18
Restructuring costs, net of payments	(1)	(3)
Pension and retiree medical expense	18	23
Pension and retiree medical contributions	(17)	(19)
Increase in working capital	(141)	(69)
Changes in sale of receivables	127	55
Other, net	(19)	5
Cash flows provided by (used for) continuing operations	(22)	9
Cash flows provided by (used for) discontinued operations	(27)	18
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(49)	$27

     Cash used for operating activities for the first three months of fiscal year 2011 was $49 million, compared to cash provided of $27 million in the same period of fiscal year 2010. The cash outflow in continuing operations was primarily due to variable compensation payments made in the first quarter of fiscal year 2011 relating to our prior year performance and working capital investments in both our continuing and discontinued operations. The higher working capital is primarily due to increased inventory as global commercial vehicle and industrial markets continue to strengthen.

ARVINMERITOR, INC.
	Three Months Ended December 31,
	2010	2009
INVESTING CASH FLOWS
Capital expenditures	$(19)	$(13)
Other investing activities	3	1
Net investing cash flows used for discontinued operations	(6)	(4)
CASH USED FOR INVESTING ACTIVITIES	$(22)	$(16)

     Cash used for investing activities was $22 million and $16 million in the first three months of fiscal year 2011 and 2010, respectively. Capital expenditures increased to $19 million in the first three months of fiscal year 2011 from $13 million in the same period of the prior year. Cash used in discontinued operations was primarily related to capital expenditures in our Body Systems business.

	Three Months Ended December 31,
	2010	2009
FINANCING CASH FLOWS
Net change in debt	$—	$8
Proceeds from stock option exercises	2	—
Net financing cash flows used for discontinued operations	—	(10)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$2	$(2)

     Cash provided by financing activities was $2 million in the first three months of fiscal year 2011 compared to cash used of $2 million in the first three months of fiscal year 2010. Cash used by discontinued operations in the prior year was related to net payments made on lines of credit and other debt.

Liquidity

     Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	December 31,	September 30,
	2010	2010
Fixed-rate debt securities	$579	$579
Fixed-rate convertible notes	500	500
Unamortized discount on convertible notes	(74)	(77)
Unamortized gain on interest rate swap termination	17	18
Lines of credit and other	9	9
Total debt	$1,031	$1,029

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

     We generally fund our operating and capital needs primarily with cash on hand, cash flow from operations, our various accounts receivable securitization and factoring arrangements and availability under our revolving credit facility. Cash in excess of local operating needs is generally used to reduce amounts outstanding, if any, under our revolving credit facility. Our ability to access additional capital in the long-term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. We continuously evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire, exchange or redeem outstanding indebtedness, issue new equity or enter into new lending arrangements if conditions warrant.

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

ARVINMERITOR, INC.

     Sources of liquidity as of December 31, 2010, in addition to cash on hand, are as follows:

	Total	Unused as of
	Facility Size	12/31/10	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$539	$526	Various
Committed U.S. accounts receivable securitization(2)	125	125	October 2013
Total on-balance sheet arrangements	664	651

Off-balance sheet arrangements:
Committed accounts receivable factoring programs(2)	375	122	Various
Other uncommitted factoring facilities(2)	29	18	Various
Total off-balance sheet arrangements	404	140
Total available sources	$1,068	$791

(1)	The availability under the revolving credit facility is subject to a collateral test as discussed under “Revolving Credit Facility” below.

(2)	Availability subject to adequate eligible accounts receivable as described below.

     Cash and Liquidity Needs – Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At December 31, 2010, we had $276 million in cash and cash equivalents.

     Our availability under the revolving credit facility is subject to a collateral test and a priority debt to EBITDA ratio covenant, as defined in the agreement, which may limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, vehicle production schedules and customer demand and access to other borrowing arrangements such as factoring or securitization facilities. Even taking into account these and other factors, and with the assumption that the current trends in the commercial vehicle industry continue, management expects to have sufficient liquidity to fund our operating requirements through the extended term of our revolving credit facility.

     Debt Securities – In March 2010, we completed a public offering of debt securities consisting of the issuance of $250 million 8-year fixed rate 10-5/8 percent notes due March 15, 2018. The offering was made pursuant to a shelf registration statement filed with the Securities and Exchange Commission registering $750 million aggregate debt and / or equity securities that may be offered in one or more series on terms determined at time of sale (the Shelf Registration Statement). The notes were issued at a discounted price of 98.024 percent of their principal amount. The proceeds from the sale of the notes, net of discount, were $245 million and were primarily used to repurchase $175 million of our previously $276 million outstanding 8-3/4 percent notes due in 2012. On March 23, 2010, we completed the debt tender offer for our 8-3/4 percent notes due March 1, 2012. The notes were repurchased at 109.75 percent of their principal amount.

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

     Convertible Securities – In February 2007, we issued $200 million of 4.00 percent convertible senior unsecured notes due 2027. In March 2006, we issued $300 million of 4.625 percent convertible senior unsecured notes due 2026. For a description of the conversion features of these notes, see our audited consolidated financial statements and note 16 thereto included in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2010.

ARVINMERITOR, INC.

     Revolving Credit Facility – On February 5, 2010 we signed an agreement to amend and extend the revolving credit facility, which became effective on February 26, 2010. Pursuant to the revolving credit facility as amended, we have a $539 million revolving credit facility (excluding $28 million, which is unavailable due to the bankruptcy of Lehman Brothers in 2008), $143 million of which matures in June 2011 for non-extending banks and with the remaining $396 million maturing in January 2014 for extending banks. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. At September 30 and December 31, 2010, there were no borrowings outstanding under the revolving credit facility. The $539 million revolving credit facility includes $100 million of availability for the issuance of letters of credit. At December 31 and September 30, 2010, letters of credit totaling approximately $13 million and $26 million, respectively, were issued. At certain times during any given month, we may draw on our revolving credit facility or U.S. accounts receivable securitization facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the facilities. Accordingly, during any given month, we may draw down on these facilities in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

     Availability under the revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis and under the most recent collateral test, the full amount of the revolving credit facility was available for borrowing at December 31, 2010. Our availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization program, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2010 through and including the fiscal quarter ended June 30, 2011; (ii) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012 and (iii) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity. At December 31, 2010, we were in compliance with the above noted covenants with a ratio of approximately 0.13x for the priority-debt-to-EBITDA covenant. Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility.

     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At December 31, 2010, the margin over the LIBOR rate was 275 basis points for the $143 million available from non-extending banks, and the commitment fee was 50 basis points. At December 31, 2010, the margin over LIBOR rate was 500 basis points for the $396 million available from extending banks, and the commitment fee was 75 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 175 basis points for the $143 million from non-extending banks and prime rate plus a margin of 400 basis points for the $396 million from the extending banks.

     Accounts Receivable Securitization and Factoring – As of December 31, 2010, we participate in accounts receivable factoring and securitization programs with total amounts utilized of approximately $264 million of which $253 million were attributable to committed facilities by established banks. At December 31, 2010, the total $264 million relates to off-balance sheet securitization and factoring arrangements (see “Off-Balance Sheet Arrangements”).

     U.S. Securitization Program: Since 2005 we have participated in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. In September 2009, we entered into a new, two year $125 million U.S. receivables financing arrangement with a syndicate of financial institutions led by GMAC Commercial Finance LLC. Under this program, we have the ability to sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. In October 2010, the company extended the expiration of the program to October 2013. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At December 31, 2010, no balance was outstanding under this program. This program does not have specific financial covenants; however it does have a cross-default provision to our revolving credit facility agreement.

     Credit Ratings – At December 31, 2010, Standard & Poor’s corporate credit rating and senior secured credit rating for our company is B- and B, respectively. Moody’s Investors Service corporate credit rating and senior secured credit rating for our company is B1 and Ba3, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

     On January 28, 2011, Standard & Poor’s Rating Services raised our corporate credit rating from B- to B. In addition, our senior secured and senior unsecured ratings were raised from B to B+ and CCC to CCC+, respectively.

ARVINMERITOR, INC.

Off-Balance Sheet Arrangements

     Accounts Receivable Securitization and Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at December 31, 2010, of approximately $264 million, of which $153 million and $78 million were attributable to a Swedish securitization facility and a French factoring facility, respectively, both of which involve the securitization or sale of AB Volvo accounts receivables. These programs are described in more detail below.

     Swedish Securitization Facility: In March 2006, we entered into a European arrangement to sell trade receivables through one of our European subsidiaries. Under this arrangement, which expires in March 2011, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized €115 million ($153 million) and €62 million ($84 million) of this accounts receivable securitization facility as of December 31, 2010 and September 30, 2009, respectively. We had notes receivable from the purchaser of the receivables of $4 million and $3 million under this program at December 31, 2010 and September 30, 2010, respectively. We are currently in process of renewing this facility and expect this facility to be successfully amended and / or renewed prior to the expiration date.

     French Factoring Facility: In November 2007, we entered into an arrangement to sell trade receivables through one of our French subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized €59 million ($78 million) and €36 million ($49 million) of this accounts receivable securitization facility as of December 31, 2010 and September 30, 2010, respectively.

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

     U.S. Factoring Facility: In October 2010, we entered into a two-year arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, we can sell up to, at any point in time, €32 million ($43 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized $22 million of this accounts receivable securitization facility as of December 31, 2010.

     In addition, several of our subsidiaries, primarily in Europe, factor eligible accounts receivables with financial institutions. The amount of factored receivables was approximately $11 million and $5 million at December 31, 2010 and September 30, 2010, respectively.

Contingencies

     Contingencies related to environmental, asbestos and other matters are discussed in Note 18 of the Notes to Condensed Consolidated Financial Statements.

New Accounting Pronouncements

     New accounting standards implemented in fiscal year 2011:

     In June 2009, the FASB issued guidance on accounting for transfer of financial assets, which changes the requirements for recognizing the transfer of financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. The guidance also eliminates the concept of a qualifying special purpose entity when assessing transfers of financial instruments. As required, we adopted this guidance effective October 1, 2010. The adoption of this guidance did not have any impact on our consolidated financial statements.

     In June 2009, the FASB issued guidance for the consolidation of variable interest entities to address the elimination of the concept of a qualifying special purpose entity. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the new guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. As required, we adopted this guidance effective October 1, 2010. The adoption of this guidance did not have any impact on our consolidated financial statements.

     We hold a variable interest in a joint venture accounted for under the equity method of accounting. We are not the primary beneficiary of the joint venture and therefore are not required to consolidate this entity. See Note 3 to the condensed consolidated financial statements for additional information.

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

     We generally have not hedged against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. In the fourth quarter of fiscal year 2010, due to the volatility of the Brazilian real as compared to the U.S. dollar, we entered into foreign currency option contracts to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts are recorded in other income (expense), net, in the consolidated statement of operations, generally reducing the exposure to translation volatility during a full-year period. The impact of these option contracts was not significant to our results of operations or financial position at December 31, 2010.

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

Market Risk	Assuming a	Assuming a	Favorable /
	10% Increase	10% Decrease	(Unfavorable)
	in Rates	in Rates	Impact on
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$(2.1)	$2.1	Fair Value
Forward contracts in Euro(1)	(4.4)	4.4	Fair Value
Foreign currency denominated debt	0.9	(0.9)	Fair Value

	Assuming a 50	Assuming a 50	Favorable /
	BPS Increase in	BPS Decrease in	(Unfavorable)
Interest Rate Sensitivity:	Rates	Rates	Impact on
Debt - fixed rate	$(46.4)	$49.2	Fair Value

(1)	Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario

     At December 31, 2010 a 10% decrease in quoted currency exchange rates would result in a potential loss of approximately $1 million in foreign currency denominated debt.

     At December 31, 2010 the fair value of debt outstanding was approximately $1,237 million. A 50 basis points decrease in quoted interest rates would result in favorable impact of $49 million on fixed rate debt.

ARVINMERITOR, INC.

Item 4. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

     In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Except as set forth in this Quarterly Report under Note 18 “Contingencies” and as set forth below, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2010.

Item 1A. Risk Factors

     There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer repurchases

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of Part II of this Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the first quarter of 2011.

ARVINMERITOR, INC.

Item 5. Other Information

     Cautionary Statement

     This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to global economic and market cycles and conditions, including the recent global economic crisis; the demand for commercial and specialty vehicles for which we supply products; availability and sharply rising costs of raw materials, including steel; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); whether the liquidity of the company will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of the company’s suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations and the ability to achieve the expected benefits of restructuring actions; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of the company’s debt; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company’s debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; the outcome of actual and potential product liability, warranty and recall claims; rising costs of pension and other postretirement benefits; and possible changes in accounting rules; as well as other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of our Annual Report on Form 10-K, as amended, for the year ending October 3, 2010: Item 1. Business, “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Suppliers”; “Divestitures and Restructuring”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk”; “Legal Proceedings” and “Risk Factors” herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

ARVINMERITOR, INC.

Item 6. Exhibits

3-a	Restated Articles of Incorporation of ArvinMeritor, filed as Exhibit 4.01 to ArvinMeritor’s Registration Statement on Form S-4, as amended (Registration Statement No. 333-36448) ("Form S-4"), is incorporated by reference.

3-b	By-laws of ArvinMeritor, filed as Exhibit 3 to ArvinMeritor's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003 (File No. 1-15983), is incorporated by reference.

10-a	Receivables Purchase Agreement dated as of October 29, 2010, by and among ArvinMeritor Mascot, LLC, Meritor Heavy Vehicle Braking Systems (USA), Inc., Meritor Heavy Vehicle Systems, LLC, Viking Asset Purchaser No 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-c to ArvinMeritor’s Current report on Form 8-K dated October 29, 2010 and filed November 2, 2010, is incorporated herein by reference.

10-b	First Amendment dated as of December 6, 2010 to Purchase and Sale Agreement dated as of August 3, 2010 among Meritor France (as Seller), ArvinMeritor, Inc. (as Seller Guarantor) and 81 Acquisition LLC (as Buyer), filed as Exhibit 10 to ArvinMeritor’s Form 8-K dated December 6, 2010 and filed December 8, 2010, is incorporated herein by reference.

10-c	Second Amendment dated as of January 3, 2011 to Purchase and Sale Agreement dated as of August 3, 2010 among Meritor France (as Seller), ArvinMeritor, Inc. (as Seller Guarantor) and Inteva Products Holding Coöperatieve U.A., as assignee of 81 Acquisition LLC (as Buyer), as amended, filed as Exhibit 10 to ArvinMeritor’s Form 8-K dated and filed on January 3, 2011, is incorporated herein by reference.

10-d	2010 Long-term Incentive Plan, as Amended and Restated as of January 20, 2011*

12	Computation of ratio of earnings to fixed charges*

23	Consent of Bates White LLC*

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act)*

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act*

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350*

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350*

99-a	Credit Agreement dated as of November 18, 2010 among ArvinMeritor, Inc., Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent, filed as Exhibit 1.1 to ArvinMeritor’s Form 8-K dated and filed on November 18, 2010, is incorporated herein by reference.

99-b	Continuing Agreement for Standby Letters of Credit dated as of November 18, 2010 between ArvinMeritor, Inc. and Citibank, N.A. filed as Exhibit 1.2 to ArvinMeritor’s Form 8-K dated and filed on November 18, 2010, is incorporated herein by reference.

99-c	First Amendment dated as of December 1, 2010 to Credit Agreement dated as of November 18, 2010 among ArvinMeritor, Inc., Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent filed as exhibit 1.1 to ArvinMeritor’s Form 8-K dated and filed on December 1, 2010, is incorporated herein by reference.

99-d	Second Amendment dated as of December 2, 2010 to Credit Agreement dated as of November 18, 2010 among ArvinMeritor, Inc., Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent, filed as Exhibit 1.1 to ArvinMeritor’s Report on Form 8-K dated and filed on December 2, 2010, is incorporated herein by reference.

* Filed herewith.

ARVINMERITOR, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINMERITOR, INC.

Date: February 3, 2011	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: February 3, 2011	By:	/s/	J.A. Craig
J.A. Craig
Senior Vice President and Chief Financial Officer