Form 10-Q/A
period 2011-01-02
ARVINMERITOR INC
filed 2011-03-03
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).
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

ARVINMERITOR, INC.

94,234,334 shares of Common Stock, $1.00 par value, of ArvinMeritor, Inc. were outstanding on January 2, 2011.

ARVINMERITOR, INC.

EXPLANATORY NOTE - AMENDMENT

     The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2011 of ArvinMeritor, Inc. (the “Company”) filed with the Securities and Exchange Commission on February 3, 2011 (the “Form 10-Q”) is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

     No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

     Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

ARVINMERITOR, INC.

Item 6. Exhibits

3-a	Restated Articles of Incorporation of ArvinMeritor, filed as Exhibit 4.01 to ArvinMeritor’s Registration Statement on Form S-4, as amended (Registration Statement No. 333-36448) ("Form S-4"), is incorporated by reference.*

3-b	By-laws of ArvinMeritor, filed as Exhibit 3 to ArvinMeritor's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003 (File No. 1-15983), is incorporated by reference.*

10-a	Receivables Purchase Agreement dated as of October 29, 2010, by and among ArvinMeritor Mascot, LLC, Meritor Heavy Vehicle Braking Systems (USA), Inc., Meritor Heavy Vehicle Systems, LLC, Viking Asset Purchaser No 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-c to ArvinMeritor’s Current report on Form 8-K dated October 29, 2010 and filed November 2, 2010, is incorporated herein by reference.*

10-b	First Amendment dated as of December 6, 2010 to Purchase and Sale Agreement dated as of August 3, 2010 among Meritor France (as Seller), ArvinMeritor, Inc. (as Seller Guarantor) and 81 Acquisition LLC (as Buyer), filed as Exhibit 10 to ArvinMeritor’s Form 8-K dated December 6, 2010 and filed December 8, 2010, is incorporated herein by reference.*

10-c	Second Amendment dated as of January 3, 2011 to Purchase and Sale Agreement dated as of August 3, 2010 among Meritor France (as Seller), ArvinMeritor, Inc. (as Seller Guarantor) and Inteva Products Holding Coöperatieve U.A., as assignee of 81 Acquisition LLC (as Buyer), as amended, filed as Exhibit 10 to ArvinMeritor’s Form 8-K dated and filed on January 3, 2011, is incorporated herein by reference.*

10-d	2010 Long-term Incentive Plan, as Amended and Restated as of January 20, 2011*

12	Computation of ratio of earnings to fixed charges*

23	Consent of Bates White LLC*

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act)*

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act*

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350*

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350*

99-a	Credit Agreement dated as of November 18, 2010 among ArvinMeritor, Inc., Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent, filed as Exhibit 1.1 to ArvinMeritor’s Form 8-K dated and filed on November 18, 2010, is incorporated herein by reference.*

99-b	Continuing Agreement for Standby Letters of Credit dated as of November 18, 2010 between ArvinMeritor, Inc. and Citibank, N.A. filed as Exhibit 1.2 to ArvinMeritor’s Form 8-K dated and filed on November 18, 2010, is incorporated herein by reference.*

99-c	First Amendment dated as of December 1, 2010 to Credit Agreement dated as of November 18, 2010 among ArvinMeritor, Inc., Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent filed as exhibit 1.1 to ArvinMeritor’s Form 8-K dated and filed on December 1, 2010, is incorporated herein by reference.*

99-d	Second Amendment dated as of December 2, 2010 to Credit Agreement dated as of November 18, 2010 among ArvinMeritor, Inc., Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent, filed as Exhibit 1.1 to ArvinMeritor’s Report on Form 8-K dated and filed on December 2, 2010, is incorporated herein by reference.*

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2011, filed with the Securities and Exchange Commission on February 3, 2011.

** Furnished herewith

ARVINMERITOR, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARVINMERITOR, INC.

Date: March 3, 2011	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: March 3, 2011	By:	/s/	J.A. Craig
J.A. Craig
Senior Vice President and Chief Financial Officer