Form 10-Q
period 2011-04-03
MERITOR INC
filed 2011-05-06
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2011

Commission File No. 1-15983

MERITOR, INC.
(Formerly ArvinMeritor, Inc.)
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

94,448,940 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on April 3, 2011.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

MERITOR, INC.
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Unaudited)
Sales	$1,192	$868	$2,163	$1,668
Cost of sales	(1,074)	(771)	(1,941)	(1,482)
GROSS MARGIN	118	97	222	186
Selling, general and administrative	(71)	(68)	(143)	(134)
Restructuring costs	(11)	—	(14)	—
Other operating expense	(2)	—	(2)	—
OPERATING INCOME	34	29	63	52
Other income (loss)	(2)	1	(2)	1
Equity in earnings of affiliates	17	12	30	21
Interest expense, net	(24)	(31)	(51)	(54)
INCOME BEFORE INCOME TAXES	25	11	40	20
Provision for income taxes	(19)	—	(39)	(10)

INCOME FROM CONTINUING OPERATIONS	6	11	1	10
INCOME FROM DISCONTINUED OPERATIONS, net of tax	16	6	23	10
NET INCOME	22	17	24	20
Less: Income attributable to noncontrolling interests	(5)	(4)	(9)	(7)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$17	$13	$15	$13

NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income (loss) from continuing operations	$1	$7	$(8)	$3
Income from discontinued operations	16	6	23	10
Net income	$17	$13	$15	$13
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.01	$0.09	$(0.08)	$0.04
Discontinued operations	0.17	0.07	0.24	0.13
Basic earnings per share	$0.18	$0.16	$0.16	$0.17
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.01	$0.09	$(0.08)	$0.04
Discontinued operations	0.17	0.07	0.24	0.13
Diluted earnings per share	$0.18	$0.16	$0.16	$0.17

Basic average common shares outstanding	94.3	80.3	93.8	76.4
Diluted average common shares outstanding	96.9	83.1	93.8	79.0

See notes to consolidated financial statements. Amounts for prior periods have been recast for discontinued operations.

MERITOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	March 31,	September 30,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$195	$343
Receivables, trade and other, net	734	579
Inventories	462	382
Other current assets	75	76
Assets of discontinued operations	3	341
TOTAL CURRENT ASSETS	1,469	1,721
NET PROPERTY	402	389
GOODWILL	437	432
OTHER ASSETS	367	337
TOTAL ASSETS	$2,675	$2,879

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$84	$—
Accounts payable	822	670
Other current liabilities	357	358
Liabilities of discontinued operations	1	362
TOTAL CURRENT LIABILITIES	1,264	1,390
LONG-TERM DEBT	948	1,029
RETIREMENT BENEFITS	1,162	1,162
OTHER LIABILITIES	307	321
EQUITY (DEFICIT):
Common stock (March 31, 2011 and September 30, 2010, 94.4 and 94.1
shares issued and outstanding, respectively)	93	92
Additional paid-in capital	895	886
Accumulated deficit	(1,205)	(1,220)
Accumulated other comprehensive loss	(829)	(812)
Total deficit attributable to Meritor, Inc.	(1,046)	(1,054)
Noncontrolling interest	40	31
TOTAL EQUITY (DEFICIT)	(1,006)	(1,023)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,675	$2,879

See notes to consolidated financial statements

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended March 31,
	2011	2010
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (See Note 9)	$(44)	$92
INVESTING ACTIVITIES
Capital expenditures	(42)	(24)
Other investing activities	1	3
Net investing cash flows used for continuing operations	(41)	(21)
Net investing cash flows used for discontinued operations	(71)	(2)
CASH USED FOR INVESTING ACTIVITIES	(112)	(23)
FINANCING ACTIVITIES
Payments on revolving credit facility, net	—	(28)
Payments on accounts receivable securitization program, net	—	(83)
Proceeds from debt issuance	—	245
Repayment of notes	—	(175)
Payments on lines of credit and other, net	—	(2)
Net change in debt	—	(43)
Proceeds from exercise of stock options	6	—
Proceeds from stock issuance	—	209
Issuance and debt extinguishment costs	—	(44)
Other financing activities	—	(1)
Net financing cash flows provided by continuing operations	6	121
Net financing cash flows used for discontinued operations	—	(12)
CASH PROVIDED BY FINANCING ACTIVITIES	6	109
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	2	1
CHANGE IN CASH AND CASH EQUIVALENTS	(148)	179
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	343	95
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$195	$274

See notes to consolidated financial statements. Amounts for prior periods have been recast for discontinued operations.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF
EQUITY (DEFICIT)
(In millions)
(unaudited)

				Accumulated
		Additional		Other	Total Deficit
	Common	Paid-in	Accumulated	Comprehensive	Attributable to	Noncontrolling
	Stock	Capital	Deficit	Loss	Meritor, Inc.	Interests	Total
Beginning balance at
September 30, 2010	$92	$886	$(1,220)	$(812)	$(1,054)	$31	$(1,023)
Equity based compensation
expense	—	3	—	—	3	—	3
Exercise of stock options	1	5	—	—	6	—	6
Net income	—	—	15	—	15	9	24
Foreign currency translation
adjustments	—	—	—	38	38	—	38
Impact of sale of business	—	—	—	(62)	(62)	—	(62)
Pension adjustment	—	—	—	9	9	—	9
Other	—	1	—	(2)	(1)	—	(1)
Ending Balance at
March 31, 2011	$93	$895	$(1,205)	$(829)	$(1,046)	$40	$(1,006)

Beginning balance at
September 30, 2009	$72	$699	$(1,232)	$(734)	$(1,195)	$29	$(1,166)
Issuance of common stock	20	180	—	—	200	—	200
Equity based compensation
expense	—	4	—	—	4	—	4
Net income	—	—	13	—	13	7	20
Foreign currency translation
adjustments	—	—	—	30	30	—	30
Impact of sale of business	—	—	—	35	35	—	35
Other	—	—	—	3	3	—	3
Dividends declared or paid	—	—	—	—	—	(3)	(3)
Ending Balance at
March 31, 2010	$92	$883	$(1,219)	$(666)	$(910)	$33	$(877)

See notes to consolidated financial statements.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     Meritor, Inc., formerly named ArvinMeritor, Inc., (the "company" or "Meritor"), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers (“OEMs”) and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, off-highway, military, bus and coach and other industrial OEMs and certain aftermarkets. The consolidated financial statements are those of the company and its consolidated subsidiaries.

     Certain businesses are reported in discontinued operations in the consolidated statement of income, statement of cash flows and related notes for all periods presented. Additional information regarding discontinued operations is discussed in Note 4.

     In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2010. The results of operations for the six months ended March 31, 2011, are not necessarily indicative of the results for the full year.

     The company’s fiscal year ends on the Sunday nearest September 30. The second quarter of fiscal years 2011 and 2010 ended on April 3, 2011 and April 4, 2010, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and March 31 are used consistently throughout this report to represent the fiscal year end and second quarter end, respectively.

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

     A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Basic average common shares outstanding	94.3	80.3	93.8	76.4
Impact of stock options	0.2	—	—	—
Impact of restricted shares and share units	2.4	2.8	—	2.6
Diluted average common shares outstanding	96.9	83.1	93.8	79.0

     For the three months ended March 31, 2011 and March 31, 2010, options to purchase 0.4 million and 1.5 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would be anti-dilutive. In addition, for the six months ended and March 31, 2010, options to purchase 1.5 million shares of common stock were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the period. For the six months ended March 31, 2011, options to purchase 1.0 million shares of common stock were not included in the computation of diluted earnings per share because their inclusion in a net loss period would reduce the net loss per share. In addition, 0.2 million restricted shares and 3.3 million share units were also excluded from the computation of diluted earnings per share for the six months ended March 31, 2011 as their inclusion in a net loss period would reduce the net loss per share. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the stock price at the end of the quarter is less than the conversion price.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture at a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At March 31, 2011, the company’s investment in the joint venture was $30 million, classified as Other Assets in the condensed consolidated balance sheet (see Note 13), representing the company’s maximum exposure to loss.

4. Discontinued Operations

     Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Sales	$3	$339	$306	$698
Operating income, net	$—	$9	$17	$18
Net gain on sale of businesses	19	—	19	8
Restructuring costs	—	—	(1)	(2)
Other	(5)	(8)	(8)	(16)
Income before income taxes	14	1	27	8
Benefit (provision) for income taxes	2	5	(4)	2
Income from discontinued operations attributable
to Meritor, Inc.	$16	$6	$23	$10

     In conjunction with the company’s long-term strategic objective to focus on supplying the commercial vehicle on- and off-highway markets for original equipment manufacturers, aftermarket and industrial customers, the company previously announced its intent to divest its Light Vehicle Systems (LVS) businesses. After completion of the sale of the Body Systems and Gabriel Europe businesses in the second quarter of fiscal year 2011, as discussed in more detail below, the company has substantially completed its transformation. The remaining non-core business consists of a small damper business located in Leicester, England, for which the company continues to pursue alternatives. Results of the company’s LVS businesses are reflected in discontinued operations through the date of disposition.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

   Body Systems

     On January 3, 2011, the company completed the sale of its Body Systems business to Inteva Products Holding Coöperatieve U.A., an assignee of 81 Acquisition LLC and an affiliate of Inteva Products, LLC. Pursuant to the sale agreement signed in August 2010, total consideration was approximately $35 million, subject to certain potential adjustments for items such as working capital fluctuations. The actual purchase price at the closing was $27 million (excluding estimated closing expenses for outside advisory fees of $12 million), consisting of $12 million in cash at closing (adjusted for estimated balances in working capital and other items at the time of the closing) and a five year, 8 percent promissory note for $15 million, payable in five annual installments. The current portion of the promissory note is included in receivables, trade and other, net in the accompanying condensed consolidated balance sheet. The long-term portion of the note is included in other assets in the accompanying condensed consolidated balance sheet.

     In addition to the purchase price, the company expects to receive the cash held at the time of the sale by the Body Systems entities operating in China and Brazil of approximately $33 million, before applicable taxes and other withholding, at such time as it becomes available for distribution, as provided in the sale agreement. At March 31, 2011, the company has recognized a receivable of $28 million, net of applicable taxes and other withholding, for cash balances available for distribution based on the current distribution capacity. The company expects to recognize a receivable for the remaining amount of approximately $2 million, before applicable taxes and other withholding, at such time when the balance becomes available for distribution by the respective entities. The receivable recognized at March 31, 2011 is included in receivables, trade and other, net in the accompanying condensed consolidated balance sheet. Cash outflows as a result of the sale of Body Systems are included in net investing cash flows used for discontinued operations in the accompanying condensed consolidated statement of cash flows.

     In connection with the sale of Body Systems business, the company recognized a pre-tax gain of $32 million ($32 million after tax) in the second quarter of fiscal year 2011. Upon sale of the Body Systems business, net accumulated foreign currency translation gains of $62 million were recognized into income and included in the gain on sale of this business. These net accumulated foreign currency translation gains were previously deferred and included in accumulated other comprehensive loss in the condensed consolidated statement of equity (deficit).

     The sale agreement contains certain customary representations, warranties and covenants of the seller and the purchaser as further set forth in the agreement. The agreement also includes provisions governing post-closing indemnities between the seller and the purchaser for losses arising from specified events. At March 31, 2011, the company recognized estimates for such indemnities, primarily related to income tax matters, of $5 million. This amount is included in other liabilities in the accompanying condensed consolidated balance sheet.

     Gabriel Europe – On February 6, 2011, the company sold its Gabriel Europe (Bonneval) facility to TRW Automotive Holdings France. Gabriel Europe manufactured ride control parts (shock absorbers) for sale in Europe. In connection with the sale, the company made a cash capital contribution of $15 million to Gabriel Europe prior to the completion of the sale transaction. This capital contribution is included in net investing cash flows used for discontinued operations in the accompanying condensed consolidated statement of cash flows.

     Meritor Suspension Systems Company (MSSC) – On June 24, 2009, the company entered into a binding letter of intent to sell its 57 percent interest in MSSC, a joint venture that manufactured and supplied automotive coil springs, torsion bars and stabilizer bars in North America, to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD (MSM). The sale transaction closed in October 2009. The purchase price was $13 million, which included a cash dividend of $12 million received by the company in June 2009. The remaining purchase price was received by the company at the time of closing. In connection with the sale of its interest in MSSC, the company provided certain indemnifications to the buyer for its share of potential obligations related to taxes, pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company’s estimated exposure under these indemnities is approximately $14 million and is included in other liabilities in the condensed consolidated balance sheet at March 31, 2011.

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

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Gabriel de Venezuela – The company’s former consolidated subsidiary, Gabriel de Venezuela, supplied shock absorbers, struts, exhaust systems and suspension modules to light vehicle industry customers, primarily in Venezuela and Colombia. On June 5, 2009, the company sold its 51 percent interest in Gabriel de Venezuela to its joint venture partner.

     The following summarizes significant items included in income from discontinued operations in the consolidated statement of income for the three- and six-month periods ended March 31, 2011 and 2010:

     Net gain on sale of businesses: In the second quarter of fiscal year 2011, the company recognized a pre-tax gain of $32 million ($32 million after tax) on the sale of the Body Systems business and a pre-tax loss of $13 million ($13 million after tax) on the sale of its Gabriel Europe business. In first six months of fiscal year 2010, the company recognized a pre-tax gain of $16 million ($16 million after tax) on the sale of its interest in MSSC, net of estimated of indemnity obligations as described above. Also included in net gain on sale of businesses for the first six months of fiscal year 2010 are $8 million of charges associated with the Gabriel Ride Control working capital adjustments.

     Operating income from discontinued operations represents income from normal operating activities of businesses included in discontinued operations before such businesses were sold.

     Restructuring costs: Restructuring costs relate to charges associated with certain actions in the company’s Body Systems and Gabriel Europe businesses prior to their sale.

     Other: Other charges primarily relate to charges for changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale, and costs associated with the divestiture actions.

5. Goodwill

A summary of the changes in the carrying value of goodwill are presented below (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	Total
Balance at September 30, 2010	$151	$109	$172	$432
Foreign currency translation	2	—	3	5
Balance at March 31, 2011	$153	$109	$175	$437

6. Restructuring Costs

     At March 31, 2011 and at September 30, 2010, $17 million and $11 million, respectively, of restructuring reserves, primarily related to unpaid employee termination benefits, remained in the consolidated balance sheet. The changes in restructuring reserves for the six months ended March 31, 2011 and 2010 are as follows (in millions):

	Employee
	Termination	Asset
	Benefits	Impairment	Total
Balance at September 30, 2010	$11	$—	$11
Activity during the period:
Charges to continuing operations, net of reversals	13	1	14
Asset write-offs	—	(1)	(1)
Cash payments - continuing operations	(8)	—	(8)
Other	1	—	1
Balance at March 31, 2011	$17	$—	$17

Balance at September 30, 2009	$28	$—	$28
Activity during the period:
Charges to discontinued operations, net of reversals(1)	2	—	2
Cash payments - continuing operations	(8)	—	(8)
Cash payments - discontinued operations	(6)	—	(6)
Balance at March 31, 2010	$16	$—	$16
____________________

(1)	Charges to discontinued operations are included in income from discontinued operations in the consolidated statement of income

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Performance Plus: During fiscal year 2007, the company launched a long-term profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s continuing operations recognized restructuring costs in its Commercial Truck business segment of $8 million in the first six months of fiscal year 2011 related to Performance Plus. These costs primarily relate to employee headcount reductions in the company’s European Truck operations. Cumulative restructuring costs recorded for this program as of March 31, 2011 are $154 million, including $93 million reported in discontinued operations in the consolidated statement of income. These costs primarily relate to employee severance and related costs of $110 million, asset impairment charges of $19 million and $25 million primarily associated with pension termination benefits. The company’s Commercial Truck segment has recognized cumulative restructuring costs associated with Performance Plus of $50 million. Cumulative restructuring costs of $11 million were recognized by corporate locations and the company’s Aftermarket & Trailer segment. The majority of the restructuring actions associated with Performance Plus were complete as of March 31, 2011, with remaining costs of approximately $8 million expected to be incurred in the remainder of fiscal year 2011 and fiscal year 2012, primarily in the company’s Commercial Truck segment.

     European Trailer: In the second quarter of fiscal year 2011, the company announced the planned closure of its European trailer business and recognized approximately $6 million of restructuring costs in the Aftermarket & Trailer segment primarily associated with employee severance costs. Total restructuring costs associated with this planned shutdown are currently estimated to be in the range of $12 million to $18 million.

7. Income Taxes

     For each interim reporting period, the company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year pursuant to FASB’s Accounting Standards Codification (ASC) Topic 740-270, “Accounting for Income Taxes in Interim Periods.” The rate so determined is used in providing for income taxes on a year-to-date basis. Jurisdictions with a projected loss for the year or an actual year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective rate calculation could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

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

     For the first six months of fiscal year 2011, the company had approximately $95 million of net pre-tax losses in tax jurisdictions in which a tax benefit is not recorded. Tax benefits arising from these jurisdictions resulted in increasing the valuation allowance, rather than reducing income tax expense.

8. Accounts Receivable Securitization and Factoring

     Off-balance sheet arrangements

     Swedish Securitization Facility: In 2006, the company entered into a European arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement, which expires in July 2011, the company can sell up to, at any point in time, €150 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. The company continues to perform collection and administrative functions related to these receivables. The gross amount of proceeds received from the sale of receivables under this arrangement was $266 million and $160 million for the six months ended March 31, 2011 and 2010, respectively. The company had utilized €99 million ($140 million) and €62 million ($84 million) of this accounts receivable securitization facility as of March 31, 2011 and September 30, 2010, respectively. The company had notes receivable from the purchaser of the receivables of $5 million and $3 million under this program at March 31, 2011 and September 30, 2010, respectively. Renewal for this facility is currently in process and management believes the facility will be successfully renewed.

     French Factoring Facility: In November 2007, the company entered into an arrangement to sell trade receivables through one of its French subsidiaries. Under this arrangement, the company can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. The company had utilized €56 million ($80 million) and €36 million ($49 million) of this accounts receivable securitization facility as of March 31, 2011 and September 30, 2010, respectively.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Both of the above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through June 2011 for the French facility and July 2011 for the Swedish facility. The commitments are subject to standard terms and conditions for these types of arrangements (including, in the case of the French commitment, a sole discretion clause whereby the bank retains the right to not purchase receivables, which to the company’s knowledge has never been invoked). Renewals for these liquidity commitments are currently in process and management believes both of these commitments will be successfully renewed.

     U.S. Factoring Facility: In October 2010, the company entered into a two-year arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, the company can sell up to, at any point in time, €32 million ($45 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized $42 million of this accounts receivable securitization facility as of March 31, 2011.

     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $15 million and $5 million at March 31, 2011 and September 30, 2010, respectively.

     Total costs associated with these off-balance sheet arrangements were $3 million and $2 million in each of the six month periods ended March 31, 2011 and 2010, respectively, and are included in operating income in the consolidated statement of income.

     On-balance sheet arrangements

     Since 2005 the company participated in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. In September 2009 the company entered into a new, two year $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by GMAC Commercial Finance LLC. In October 2010, the company extended the expiration of the program to October 2013. Under this program, the company has the ability to sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At March 31, 2011 and September 30, 2010, no amount was outstanding under this program. This program does not have specific financial covenants; however, it does have a cross-default provision to the company’s revolving credit facility agreement.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Operating Cash Flow

     The reconciliation of net income to cash flows provided by (used for) operating activities is as follows (in millions):

	Six Months Ended
	March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$24	$20
Less: income from discontinued operations, net of tax	23	10
Income from continuing operations	1	10
Adjustments to income from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	33	36
Restructuring costs, net of payments	6	(8)
Equity in earnings of affiliates, net of dividends	(23)	(18)
Loss on debt extinguishment	—	13
Other adjustments to income from continuing operations	8	1
Pension and retiree medical expense	35	45
Pension and retiree medical contributions	(35)	(42)
Interest proceeds from note receivable	—	12
Changes in off-balance sheet receivable securitization and factoring	140	40
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign
currency adjustments and discontinued operations	(181)	(22)
Operating cash flows provided by (used for) continuing operations	(16)	67
Operating cash flows provided by (used for) discontinued operations	(28)	25
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(44)	$92

10. Inventories

     Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	March 31,	September 30,
	2011	2010
Finished goods	$178	$156
Work in process	68	62
Raw materials, parts and supplies	216	164
Total	$462	$382

11. Other Current Assets

     Other current assets are summarized as follows (in millions):

	March 31,	September 30,
	2011	2010
Current deferred income tax assets, net	$37	$46
Asbestos-related recoveries (see Note 19)	11	11
Deposits and collateral	11	3
Prepaid and other	16	16
Other current assets	$75	$76

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Net Property

     Net property is summarized as follows (in millions):

	March 31,	September 30,
	2011	2010
Property at cost:
Land and land improvements	$44	$42
Buildings	268	267
Machinery and equipment	914	909
Company-owned tooling	149	150
Construction in progress	54	40
Total	1,429	1,408
Less accumulated depreciation	(1,027)	(1,019)
Net Property	$402	$389

13. Other Assets

     Other assets are summarized as follows (in millions):

	March 31,	September 30,
	2011	2010
Investments in non-consolidated joint ventures	$190	$164
Asbestos-related recoveries (see Note 19)	55	55
Non-current deferred income tax assets, net	21	23
Unamortized debt issuance costs	29	32
Capitalized software costs, net	22	21
Note receivable, non-current	12	—
Prepaid pension costs	10	8
Other	28	34

Other assets	$367	$337

     In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.

14. Other Current Liabilities

     Other current liabilities are summarized as follows (in millions):

	March 31,	September 30,
	2011	2010
Compensation and benefits	$142	$179
Income taxes	31	18
Taxes other than income taxes	36	32
Product warranties	28	28
Restructuring (see Note 6)	17	11
Asbestos-related liabilities (see Note 19)	19	18
Other	84	72
Other current liabilities	$357	$358

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     A summary of the changes in product warranties for continuing operations is as follows (in millions):

	Six Months Ended
	March 31,
	2011	2010
Total product warranties – beginning of period	$54	$70
Accruals for product warranties	12	9
Payments	(11)	(15)
Change in estimates and other	(2)	(3)
Total product warranties – end of period	53	61
Less: Non-current product warranties (see Note 15)	(25)	(30)
Product warranties – current	$28	$31
____________________

(1)	At September 30, 2009 and March 31, 2010, product warranty liabilities of $39 million and $41 million, respectively, related to light vehicle businesses are not included in the table above. These liabilities were part of the net assets of businesses sold during the second quarter of fiscal year 2011.

15. Other Liabilities

     Other liabilities are summarized as follows (in millions):

	March 31,	September 30,
	2011	2010
Asbestos-related liabilities (see Note 19)	$66	$66
Non-current deferred income tax liabilities	88	94
Liabilities for uncertain tax positions	37	47
Product warranties (see Note 14)	25	26
Environmental	9	13
Indemnity obligations	41	32
Other	41	43
Other liabilities	$307	$321

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Long-Term Debt

     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	March 31,	September 30,
	2011	2010
8-3/4 percent notes due 2012	$84	$84
8-1/8 percent notes due 2015	250	250
10-5/8 percent notes due 2018	245	245
4.625 percent convertible notes due 2026(1)	300	300
4.0 percent convertible notes due 2027(1)	200	200
Lines of credit and other	9	9
Unamortized gain on interest rate swap termination	16	18
Unamortized discount on convertible notes	(72)	(77)
Subtotal	1,032	1,029
Less: current maturities	84	—
Long-term debt	$948	$1,029

____________________

(1)	The 4.625 percent and 4.0 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively.

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

     On March 23, 2010, the company completed the debt tender offer for its 8-3/4 percent notes due March 1, 2012. The notes were repurchased at 109.75 percent of their principal amount. The repurchase of $175 million of 8-3/4 percent notes was accounted for as an extinguishment of debt and, accordingly, the company recognized a net loss on debt extinguishment of approximately $13 million, which is included in interest expense, net in the consolidated statement of income. The loss on debt extinguishment primarily relates to the $17 million paid in excess of par to repurchase the $175 million of 8-3/4 percent notes, partially offset by a $6 million gain associated with the acceleration of previously deferred unamortized interest rate swap gains associated with the 8-3/4 percent notes.

     On June 15, 2010, the company purchased in the open market $17 million of its 8-3/4 percent notes due March 1, 2012. The notes were repurchased at 104.875 percent of their principal amount. On June 17, 2010, the company purchased in the open market $1 million of its 8-1/8 percent notes due September 15, 2015. The notes were repurchased at 94.000 percent of their principal amount.

   Revolving Credit Facility

     On February 5, 2010 the company signed an agreement to amend and extend its revolving credit facility, which became effective February 26, 2010. In addition, on March 31, 2011, the company exercised the accordion feature of the agreement, which allowed it to increase the size of the credit facility with an additional revolving credit loan with a new lender in the amount of $30 million. As a result, the company has a $567 million revolving credit facility (excluding approximately $29 million of commitments that are currently unavailable due to the bankruptcy of Lehman Brothers in 2008), $141 million of which matures in June 2011 for banks that elected not to extend their original commitments (non-extending banks) and the other $426 million matures in January 2014 for banks that elected to extend their commitments (extending banks). In April 2011, the company exercised the accordion feature of the agreement to add a second additional lender, which increased the size of the revolving credit facility by $15 million. Availability under the revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis and under the most recent collateral test, the full amount of the revolving credit facility was available for borrowing at March 31, 2011. Availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. securitization program, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2010 through and including the fiscal quarter ended June 30, 2011; (ii) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012 and (iii) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity. At March 31, 2011, the company was in compliance with all covenants under its credit agreement with a ratio of approximately 0.15x for the priority debt-to-EBITDA covenant.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The revolving credit facility includes a $100 million limit on the issuance of letters of credit. At March 31, 2011, and September 30, 2010, approximately $2 million and $26 million of letters of credit were issued, respectively. In addition, the company has another letters of credit facility with an availability limit of $30 million and had approximately $28 million outstanding at March 31, 2011. The company also had additional $2 million outstanding at each of March 31, 2011 and September 30, 2010 of letters on credit available through other facilities.

     Borrowings under the revolving credit facility are collateralized by approximately $620 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facility. At March 31, 2011, the margin over the LIBOR rate was 250 basis points for the $141 million available under the facility from non-extending banks, and the commitment fee was 50 basis points. At March 31, 2011, the margin over LIBOR rate was 425 basis points for the $426 million available under the revolving credit facility from extending banks, and the commitment fee was 50 basis points.

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

     At March 31, 2011, the company had outstanding contracts with notional amounts of $135 million under its foreign currency cash flow hedging program. These notional values consisted primarily of contracts for the European euro, Swedish krona and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The fair value of these foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. At March 31, 2011, fair value of these foreign exchange forward contracts was not significant and there was no unrealized income recorded in AOCL. At September 30, 2010, the company had no foreign exchange contracts outstanding under its foreign currency cash flow hedging program.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

     The company generally has not hedged against its foreign currency exposure related to translations to U.S. dollars of financial results denominated in foreign currencies. In the fourth quarter of fiscal year 2010, due to the volatility of the Brazilian real as compared to the U.S. dollar, the company entered into foreign currency option contracts to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts are recorded in other income (expense), net, in the consolidated statement of income, generally reducing the exposure to translation volatility during a full-year period. The impact of these option contracts was not significant to the results of operations or financial position at March 31, 2011.

   Fair Value

     Fair values of financial instruments are summarized as follows (in millions):

	March 31,		September 30,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$195	$195	$343	$343
Short-term debt	84	88	—	—
Long-term debt	948	1,079	1,029	1,132

     Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments.

     Short-term and long-term debt — Fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.

18. Retirement Benefit Liabilities

     Retirement benefit liabilities consisted of the following (in millions):

	March 31,	September 30,
	2011	2010
Retiree medical liability	$599	$594
Pension liability	588	595
Other	28	26
Subtotal	1,215	1,215
Less: current portion (included in other current liabilities)	(53)	(53)
Retirement benefit liabilities	$1,162	1,162

     Certain active employees and retirees of a German subsidiary of the company were covered by a defined benefit pension plan. In connection with the sale of the company’s Body Systems business (see Note 4), projected benefit obligation (PBO) of approximately $21 million related to the active employees of divested business was transferred to the buyer. The PBO related to these employees was classified in the liabilities of discontinued operations at September 30, 2010. The transfer of this obligation required a remeasurement of the plan as of January 3, 2011. As a result of the remeasurement and transfer, the company’s total PBO decreased by $30 million and accumulated other comprehensive loss (AOCL) decreased by $9 million. The decrease in AOCL is reflected in the condensed consolidated statement of equity (deficit).

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The components of net periodic pension and retiree medical expense from continuing operations for the three months ended March 31 are as follows:

	2011		2010
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$1	$—	$4	$1
Interest cost	22	6	21	7
Assumed return on plan assets	(28)	—	(26)	—
Amortization of prior service costs	—	(1)	—	(3)
Recognized actuarial loss	10	7	9	9
Total expense	$5	$12	$8	$14

     The components of net periodic pension and retiree medical expense from continuing operations for the six months ended March 31 are as follows:

	2011		2010
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$4	$—	$8	$1
Interest cost	46	13	44	15
Assumed return on plan assets	(58)	—	(54)	—
Amortization of prior service costs	—	(4)	—	(5)
Recognized actuarial loss	19	15	18	18
Total expense	$11	$24	$16	$29

19. Contingencies

   Environmental

     Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have, and will continue to have, an impact on the operations of the company. The process of estimating environmental liabilities is complex and dependent upon evolving physical and scientific data at the sites, uncertainties as to remedies and technologies to be used and the outcome of discussions with regulatory agencies. The company records liabilities for environmental issues in the accounting period in which they are considered to be probable and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, the company records a liability for its allocable share of costs related to its involvement with the site, as well as an allocable share of costs related to insolvent parties or unidentified shares. At environmental sites in which Meritor is the only potentially responsible party, the company records a liability for the total probable and estimable costs of remediation before consideration of recovery from insurers or other third parties.

     The company has been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at March 31, 2011 to be approximately $20 million, of which $3 million is recorded as a liability.

     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2011 to be approximately $40 million, of which $16 million is recorded as a liability.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of five-percent and is approximately $7 million at March 31, 2011. The undiscounted estimate of these costs is approximately $11 million.

     Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2010	$3	$18	$21
Accruals	2	1	3
Payments and other	(2)	(3)	(5)
Balance at March 31, 2011	$3	$16	$19

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

   Asbestos

     Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 26,000 pending asbestos-related claims at March 31, 2011 and September 30, 2010. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2011	September 30, 2010
Asbestos-related reserves for pending and future claims	$67	$67
Asbestos-related insurance recoveries	57	57

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

MERITOR, INC.
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

     Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next ten years of $64 million to $76 million. After consultation with Bates White, Maremont determined that as of March 31, 2011 the most likely and probable liability for pending and future claims over the next ten years is $64 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

     Assumptions: The following assumptions were made by Maremont after consultation with Bates White and are included in their study:
  Pending and future claims were estimated for a ten year period ending in fiscal year 2021. The ten-year assumption is considered appropriate as Maremont has reached certain longer-term agreements with key plaintiff law firms and filings of mesothelioma claims have been relatively stable over the last few years resulting in an improvement in the reliability of future projections over a longer time period;
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
     Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $57 million as of March 31, 2011 and September 30, 2010. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

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

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Rockwell International (Rockwell) — Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred to the company at the time of the spin-off of the automotive business to Meritor from Rockwell in 1997. Currently there are thousands of claimants in lawsuits that name the company, together with many other companies, as defendants. However, the company does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liabilities. A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will likely never identify any of Rockwell’s products. For those claimants who do show that they worked with Rockwell’s products, management, nevertheless, believes it has meritorious defenses, in substantial part due to the integrity of the products involved and the lack of any impairing medical condition on the part of many claimants. The company defends these cases vigorously. Historically, Meritor has been dismissed from the vast majority of similar claims filed in the past with no payment to claimants.

     The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. After consultation with Bates White, the company determined that as of March 31, 2011 and September 30, 2010 the probable liability for pending and future claims over the next four years is $18 million and $17 million, respectively. The accrual estimates are based on historical data and certain assumptions with respect to events that may occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims beyond four years. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process.

     Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies, which are currently being disputed. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. Based on consultation with advisors and underlying analysis performed by management, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $9 million at March 31, 2011 and September 30, 2010. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

   Indemnifications

     In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. During the second quarter of fiscal year 2011, the company recorded a $4 million charge to increase the liability based on current demographic data. This amount is included in income from discontinued operations in the accompanying condensed consolidated statement of income. The estimated liability for this matter was approximately $24 million and $21 million at March 31, 2011 and September 30, 2010, respectively.

     The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration. The company’s maximum obligations under these indemnifications cannot be reasonably estimated. The company is not aware of any claims or other information that would give rise to material payments under such indemnifications. The company provided additional indemnifications in connection with the sale of its Body Systems business and its 57 percent interest in MSSC (see Note 4).

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

   Other

     On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The cases have been consolidated into a multi-district litigation proceeding in Federal court for the Northern District of Illinois. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. On May 25, 2010, the Office of the Attorney General for the State of Washington informed the company that it also was investigating the allegations raised in these suits. On August 9, 2010, the County of Suffolk, New York, filed a complaint in the Eastern District of New York based on the same allegations. The case has been transferred to the multi-district litigation proceeding in Illinois. On April 14, 2011, the judge in that multi-district litigation granted a stay on discovery and depositions until July 25, 2011. The company intends to vigorously defend the claims raised in all of these actions. The company is unable to estimate a range of exposure, if any, at this time.

     In addition, various other lawsuits, claims and proceedings, other than those specifically disclosed in the consolidated financial statements, have been or may be instituted or asserted against the company, relating to the conduct of the company’s business, including those pertaining to product liability, warranty or recall claims, intellectual property, safety and health, contract and employment matters. Although the outcome of other litigation cannot be predicted with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters that are pending will not have a material adverse effect on the company’s business, financial condition or results of operations.

20. Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income and components of other comprehensive income, such as foreign currency translation adjustments, and unrealized gains and losses on derivatives and equity securities.

     Comprehensive income (loss) is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income	$22	$17	$24	$20
Foreign currency translation adjustments	11	17	38	30
Impact of sale of business	(62)	—	(62)	35
Pension adjustment	9	—	9	—
Other	(2)	1	(2)	3
Comprehensive income (loss)	(22)	35	7	88
Net income attributable to noncontrolling interests	(5)	(4)	(9)	(7)
Comprehensive income (loss) attributable to Meritor, Inc.	$(27)	$31	$(2)	$81

21. Business Segment Information

     The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s chief operating decision maker (CODM) is the Chief Executive Officer.

     In the fourth quarter of fiscal year 2010, as a result of the divestiture activity described in Note 4, the company included its former LVS reporting segment in discontinued operations. All prior period amounts have been recast to reflect the classification of the company’s former LVS reporting segment as discontinued operations. The company has three reportable segments at March 31, 2011, as follows:
  The Commercial Truck segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, primarily for medium- and heavy-duty trucks in North America, South America and Europe;

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

     Segment information is summarized as follows (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	Eliminations	Total
Three months ended March 31, 2011:
External Sales	$635	$289	$268	$—	$1,192
Intersegment Sales	58	17	4	(79)	—
Total Sales	$693	306	$272	$(79)	$1,192

Three months ended March 31, 2010:
External Sales	$401	$231	$236	$—	$868
Intersegment Sales	57	17	2	(76)	—
Total Sales	$458	$248	$238	$(76)	$868

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	Eliminations	Total
Six months ended March 31, 2011:
External Sales	$1,166	506	491	$—	$2,163
Intersegment Sales	102	30	6	(138)	—
Total Sales	$1,268	536	497	$(138)	$2,163

Six months ended March 31, 2010:
External Sales	$774	$438	$456	$—	$1,668
Intersegment Sales	117	36	4	(157)	—
Total Sales	$891	$474	$460	$(157)	$1,668

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Segment EBITDA:
Commercial Truck	$40	$15	$73	28
Industrial	18	31	35	55
Aftermarket & Trailer	28	17	41	34
Segment EBITDA	86	63	149	117
Unallocated legacy and corporate costs (1)	(5)	(2)	(6)	(5)
Loss on sale of receivables	(2)	(1)	(3)	(2)
Depreciation and amortization	(17)	(18)	(33)	(36)
Noncontrolling interests	(5)	(4)	(9)	(7)
Other loss	(2)	—	(2)	—
Interest expense, net	(24)	(31)	(51)	(54)
Restructuring costs	(11)	—	(14)	—
Provision for income taxes	(19)	—	(39)	(10)
Income (loss) from continuing operations
attributable to Meritor, Inc.	$1	$7	$(8)	$3
____________________

(1)	Unallocated legacy and corporate costs represent items that are not directly related to the business segments. These costs primarily include pension and retiree medical costs associated with recently sold businesses and other legacy costs for environmental and product liability.

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

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(In millions)

	Three Months Ended March 31, 2011
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$395	$797	$—	$1,192
Subsidiaries	—	40	20	(60)	—
Total sales	—	435	817	(60)	1,192
Cost of sales	(15)	(397)	(722)	60	(1,074)
GROSS MARGIN	(15)	38	95	—	118
Selling, general and administrative	(25)	(20)	(26)	—	(71)
Restructuring costs	—	—	(11)	—	(11)
Other operating expense	(2)	—	—	—	(2)
OPERATING INCOME (LOSS)	(42)	18	58	—	34
Other income (expense), net	25	(8)	(19)	—	(2)
Equity in earnings of affiliates	—	9	8	—	17
Interest income (expense), net	(31)	6	1	—	(24)
INCOME (LOSS) BEFORE INCOME TAXES	(48)	25	48	—	25
Benefit (provision) for income taxes	1	(1)	(19)	—	(19)
Equity income from continuing operations of subsidiaries	48	20	—	(68)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	1	44	29	(68)	6
INCOME FROM DISCONTINUED OPERATIONS, net of tax	16	$36	$44	$(80)	$16
NET INCOME	17	80	73	(148)	22
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$17	$80	$68	$(148)	$17

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(In millions)

	Three Months Ended March 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$348	$520	$—	$868
Subsidiaries	—	29	16	(45)	—
Total sales	—	377	536	(45)	868
Cost of sales	(17)	(323)	(476)	45	(771)
GROSS MARGIN	(17)	54	60	—	97
Selling, general and administrative	(33)	(16)	(19)	—	(68)
OPERATING INCOME (LOSS)	(50)	38	41	—	29
Other income (expense), net	24	(11)	(12)	—	1
Equity in earnings of affiliates	—	5	7	—	12
Interest income (expense), net	(47)	18	(2)	—	(31)
INCOME (LOSS) BEFORE INCOME TAXES	(73)	50	34	—	11
Benefit (provision) for income taxes	—	(2)	2	—	—
Equity income from continuing operations of subsidiaries	80	28	—	(108)	—
INCOME FROM CONTINUING OPERATIONS	7	76	36	(108)	11
INCOME FROM DISCONTINUED OPERATIONS, net of tax	6	8	19	(27)	6
NET INCOME	13	84	55	(135)	17
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)

NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$13	$84	$51	$(135)	$13

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(In millions)

	Six Months Ended March 31, 2011
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$698	$1,465	$—	$2,163
Subsidiaries	—	71	37	(108)	—
Total sales	—	769	1,502	(108)	2,163
Cost of sales	(29)	(705)	(1,315)	108	(1,941)
GROSS MARGIN	(29)	64	187	—	222
Selling, general and administrative	(54)	(43)	(46)	—	(143)
Restructuring costs	—	—	(14)	—	(14)
Other operating expense	(2)	—	—	—	(2)
OPERATING INCOME (LOSS)	(85)	21	127	—	63
Other income (expense), net	24	(8)	(18)	—	(2)
Equity in earnings of affiliates	—	16	14	—	30
Interest income (expense), net	(61)	15	(5)	—	(51)
INCOME (LOSS) BEFORE INCOME TAXES	(122)	44	118	—	40
Benefit (provision) for income taxes	1	(6)	(34)	—	(39)
Equity income from continuing operations of subsidiaries	113	69	—	(182)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(8)	107	84	(182)	1
INCOME FROM DISCONTINUED OPERATIONS, net of tax	23	$53	$57	$(110)	$23
NET INCOME	15	160	141	(292)	24
Less: Net income attributable to noncontrolling interests	—	—	(9)	—	(9)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$15	$160	$132	$(292)	$15

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(In millions)

	Six Months Ended March 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$681	$987	$—	$1,668
Subsidiaries	—	55	31	(86)	—
Total sales	—	736	1,018	(86)	1,668
Cost of sales	(31)	(626)	(911)	86	(1,482)
GROSS MARGIN	(31)	110	107	—	186
Selling, general and administrative	(61)	(39)	(34)	—	(134)
OPERATING INCOME (LOSS)	(92)	71	73	—	52
Other income (expense), net	24	(12)	(11)	—	1
Equity in earnings of affiliates	—	9	12	—	21
Interest income (expense), net	(79)	33	(8)	—	(54)
INCOME (LOSS) BEFORE INCOME TAXES	(147)	101	66	—	20
Provision for income taxes	—	(5)	(5)	—	(10)
Equity income from continuing operations of subsidiaries	150	54	—	(204)	—
INCOME FROM CONTINUING OPERATIONS	3	150	61	(204)	10
INCOME FROM DISCONTINUED OPERATIONS, net of tax	10	$15	$45	$(60)	$10
NET INCOME	13	165	106	(264)	20
Less: Net income attributable to noncontrolling interests	—	—	(7)	—	(7)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$13	$165	$99	$(264)	$13

MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	March 31, 2011
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$62	$4	$129	$—	$195
Receivables, net	9	18	707	—	734
Inventories	—	172	290	—	462
Other current assets	8	18	49	—	75
Assets of discontinued operations	—	—	3	—	3
TOTAL CURRENT ASSETS	79	212	1,178	—	1,469
NET PROPERTY	10	123	269	—	402
GOODWILL	—	275	162	—	437
OTHER ASSETS	44	168	155	—	367
INVESTMENTS IN SUBSIDIARIES	1,170	232	—	(1,402)	—
TOTAL ASSETS	$1,303	$1,010	$1,764	$(1,402)	$2,675

CURRENT LIABILITIES
Short-term debt	$84	$—	$—	$—	$84
Accounts payable	48	208	566	—	822
Other current liabilities	108	67	182	—	357
Liabilities of discontinued operations	—	—	1	—	1
TOTAL CURRENT LIABILITIES	240	275	749	—	1,264
LONG-TERM DEBT	939	—	9	—	948
RETIREMENT BENEFITS	989	—	173	—	1,162
INTERCOMPANY PAYABLE (RECEIVABLE)	90	(661)	571	—	—
OTHER LIABILITIES	91	143	73	—	307
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR,
INC.	(1,046)	1,253	149	(1,402)	(1,046)
NONCONTROLLING INTERESTS	—	—	40	—	40
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,303	$1,010	$1,764	$(1,402)	$2,675

MERITOR, INC.
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
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR,
INC.	(1,053)	951	213	(1,165)	(1,054)
NONCONTROLLING INTERESTS	—	—	31	—	31
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,138	$909	$1,997	$(1,165)	$2,879

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Six Months Ended March 31, 2011
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$160	$11	$(215)	$—	$(44)

INVESTING ACTIVITIES
Capital expenditures	(2)	(15)	(25)	—	(42)
Other investing activities	—	2	(1)	—	1

Net cash flows used for discontinued operations	(15)	—	(56)	—	(71)
CASH USED FOR INVESTING ACTIVITIES	(17)	(13)	(82)	—	(112)

FINANCING ACTIVITIES
Intercompany advances	(134)	—	134	—	—
Other financing activities	6	—	—	—	6
CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES	(128)	—	134	—	6

EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	—	2	—	2

CHANGE IN CASH AND CASH EQUIVALENTS	15	(2)	(161)	—	(148)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	47	6	290	—	343
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$62	$4	$129	$—	$195

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Six Months Ended March 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$(51)	$4	$139	$—	$92

INVESTING ACTIVITIES
Capital expenditures	—	(11)	(13)	—	(24)
Other investing activities	—	—	3	—	3
Net cash flows provided by (used for) discontinued
operations	—	5	(7)	—	(2)

CASH USED FOR INVESTING ACTIVITIES	—	(6)	(17)	—	(23)

FINANCING ACTIVITIES
Payments on revolving credit facility, net	(28)	—	—	—	(28)
Payments on account receivable securitization program	—	—	(83)	—	(83)
Proceeds from debt issuance	245	—	—	—	245
Proceeds from stock issuance	209	—	—	—	209
Issuance and debt extinguishment costs	(44)	—	—	—	(44)
Repayment of notes	(175)	—	—	—	(175)
Payments on lines of credit and other, net	—	—	(2)	—	(2)
Intercompany advances	(99)	—	99	—	—
Other financing activities	(1)	—	—	—	(1)

Net financing cash flows used for discontinued operations	—	—	(12)	—	(12)

CASH PROVIDED BY FINANCING ACTIVITIES	107	—	2	—	109

EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1

CHANGE IN CASH AND CASH EQUIVALENTS	56	(2)	125	—	179

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	7	6	82	—	95
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$63	$4	$207	$—	$274

MERITOR, INC.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

OVERVIEW

     Meritor, Inc. (formerly ArvinMeritor, Inc.), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers (“OEMs”) and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, off-highway, military, bus and coach and other industrial OEMs and certain aftermarkets. On March 30, 2011, we announced that we officially changed the company name from ArvinMeritor, Inc. to Meritor, Inc. and on that date, began trading our common stock on the New York Stock Exchange under the ticker symbol MTOR.

   2nd Quarter Fiscal year 2011 Results

     In the second quarter of fiscal year 2011, we saw stronger commercial truck demand in all regions. As a result, sales increased in the second quarter of fiscal year 2011 to approximately $1,192 million compared $868 million in the prior year’s second quarter. The higher sales resulted in improved financial results, by most measures, compared to the prior year’s second fiscal quarter. Pre-tax income from continuing operations for the quarter ended March 31, 2011 was $25 million, compared to $11 million in the prior year’s second fiscal quarter. Net income for the quarter ended March 31, 2011 was $17 million compared to $13 million in the same period in fiscal year 2010.

     Adjusted EBITDA for the three months ended March 31, 2011 was $81 million compared to $61 million in the three months ended March 31, 2010. Adjusted EBITDA margin was 6.8 percent for the quarter ended March 31, 2011 compared to 7.0 percent in the prior year’s second fiscal quarter. Although the higher sales volumes have resulted in improved operating results, including Adjusted EBITDA, our financial performance was negatively impacted in the quarter by rising steel costs and higher launch costs associated with the Caiman defense program. Also unfavorably impacting Adjusted EBITDA were lower sales for certain military programs, which typically carry higher margins.

     Cash flow from operating activities was $5 million in the quarter ended March 31, 2011 compared to $65 million in the prior fiscal year’s second quarter. The decrease in operating cash flows in the second quarter of fiscal year 2011 was primarily due to working capital investments required as global commercial vehicle and industrial markets continue to strengthen.

   LVS Divestiture Update

     On January 3, 2011, we completed the sale of our Body Systems business to an affiliate of Inteva Products, LLC. Pursuant to the Agreement signed in August 2010, total consideration was approximately $35 million, subject to certain potential adjustments for items such as working capital fluctuations. The actual purchase price at the closing was $27 million (excluding estimated closing expenses for outside advisory fees of $12 million), consisting of $12 million in cash at closing (adjusted for estimated balances in working capital and other items at the time of the closing) and a five year, 8 percent promissory note for $15 million. In addition to the purchase price, we expect to receive the cash held at the time of the sale by the Body Systems entities operating in China and Brazil of approximately $33 million, before applicable taxes and other withholding, at such time as it becomes available for distribution, as provided in the Purchase and Sale Agreement. We recognized an after-tax gain of $32 million during the second quarter of fiscal year 2011 associated with this transaction. This gain is recorded in income from discontinued operations in the accompanying condensed consolidated statement of income.

     During the second quarter of fiscal year 2011, we also completed the sale of our chassis operations in Bonneval, France which make ride control parts (shock absorbers) for sales in Europe. In connection with the sale, we recognized an after-tax loss of $13 million, which is included in income from discontinued operations in the accompanying condensed consolidated statement of income.

     As of March 31, 2011, we have substantially completed the transformation of our company through the sale of the majority of our light vehicle systems (LVS) businesses. The remaining non-core business consists of a small damper business located in Leicester, England, for which we continue to pursue alternatives. The results of operations and cash flows of all of our LVS businesses are presented in discontinued operations in the condensed consolidated statements of income and condensed consolidated statement of cash flows, and prior period information has been recast to reflect this presentation.

MERITOR, INC.

   Trends and Uncertainties

     Production Volumes

     The following table reflects estimated commercial vehicle production volumes for selected original equipment (OE) markets for the three months ended March 31, 2011 and 2010 based on available sources and management’s estimates.

	Three Months Ended March 31,		Unit	Percent
	2011	2010	Change	Change
Commercial Vehicles (in thousands)
North America, Heavy-Duty Trucks	58.1	35.3	22.8	64%
North America, Medium-Duty Trucks	24.9	18.8	6.1	32%
United States and Canada, Trailers	40.5	21.7	18.8	87%
Western Europe, Heavy- and Medium-Duty Trucks	106.0	66.0	40.0	61%
South America, Heavy- and Medium-Duty Trucks	45.0	41.0	4.0	10%

     The pace of the recovery of commercial truck volumes in North America and Europe, our largest markets, has been more rapid than previously anticipated and we expect this trend to continue in the near-term. In addition, we expect production volumes in these regions to continue to strengthen and potentially exceed historical norms. Production volumes in South America and Asia-Pacific markets have generally returned to historically strong levels.

     Increasing Steel Costs

     The price of steel has increased significantly in fiscal year 2011 and is expected to remain at these higher prices in the near term. These steel price increases along with increasing transportation costs, have created pressure on profit margins and could continue to unfavorably impact our financial results in the future. While we have steel pricing adjustment programs in place with most major OE manufacturers, we will pursue accelerated recovery actions to address the impact of these costs on our near-term profitability.

     Industrial Segment Profitability

     Revenues in our Industrial segment in the second half of fiscal year 2010 and the first half of fiscal year 2011 were negatively impacted by reduced production for certain military programs. These reductions had a negative impact on our Industrial segment profitability. If government defense spending decreases on selected programs or we are unable to secure new military contracts, it could have a longer term negative impact on our Industrial segment, and to a lesser extent on our Aftermarket and Trailer segment due to relatively lower sales of military service parts. In addition, if sales on our military programs do return to record levels, the level of profitability on these sales is expected to be lower than what we have recognized in recent periods. Although OE sales in the Asia-Pacific region, which are included in our Industrial segment, have increased, they have not fully offset the impact on Adjusted EBITDA of lower military sales, and there can be no assurances that they will do so going forward.

     Industry-Wide Issues

     Our business continues to address a number of other challenging industry-wide issues including the following:
  Volatility in price and availability of steel and other commodities, including recent sharp increases in steel prices;
  The accelerated ramp up of commercial truck production in North America and other regions;
  Disruptions in the financial markets and their impact on the availability and cost of credit;
  Higher energy and transportation costs;
  Consolidation and globalization of OEMs and their suppliers;
  Pension and retiree medical health care costs; and
  Currency exchange rate volatility.

MERITOR, INC.

     Other

     Other significant factors that could affect our results and liquidity in fiscal year 2011 include:
  Timing and extent of recovery of the production and sales volumes in commercial vehicle markets around the world;
  A significant deterioration or slowdown in economic activity in the key markets we operate;
  The financial strength of our suppliers and customers, including potential bankruptcies;
  Ability to recover and timing of recovery of steel price increases from our customers;
  Higher than planned price reductions to our customers;
  Potential price increases from our suppliers;
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
NON-GAAP FINANCIAL MEASURES

     In addition to the results reported in accordance with accounting principles generally accepted in the United States (GAAP), we have provided information regarding non-GAAP financial measures. These non-GAAP financial measures include Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share from continuing operations, Adjusted EBITDA and Free cash flow.

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

     Management believes Adjusted EBITDA and Adjusted income (loss) from continuing operations are meaningful measures of performance as they are commonly utilized by management and investors to analyze ongoing operating performance and entity valuation. Management, the investment community and banking institutions routinely use Adjusted EBITDA, together with other measures, to measure operating performance in our industry. Further, management uses Adjusted EBITDA for planning and forecasting future periods. In addition, we use Segment EBITDA as the primary basis to evaluate the performance of each of our reportable segments. Management believes that Free cash flow is useful in analyzing our ability to service and repay debt.

     Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share from continuing operations and Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Free cash flow should not be considered a substitute for cash provided by (used for) operating activities, or other cash flow statement data prepared in accordance with GAAP, or as a measure of financial position or liquidity. In addition, these non-GAAP cash flow measures do not reflect cash used to service debt or cash received from the divestitures of businesses or sales of other assets and thus do not reflect funds available for investment or other discretionary uses. These non-GAAP financial measures, as determined and presented by the company, may not be comparable to related or similarly titled measures reported by other companies. Set forth below are reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.

MERITOR, INC.

     Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share are reconciled to income (loss) from continuing operations and diluted earnings (loss) per share below (in millions, except per share amounts).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Adjusted income from continuing operations	$14	$6	$8	$2
Restructuring costs	(11)	—	(14)	—
Other loss related to LVS divestitures	(2)	—	(2)	—
Loss on debt extinguishment	—	(13)	—	(13)
Gain on settlement of note receivable	—	6	—	6
Income taxes	—	8	—	8
Income (loss) from continuing operations	$1	$7	$(8)	$3

Adjusted diluted earnings per share from
continuing operations	$0.14	$0.08	$0.09	$0.03
Impact of adjustments on diluted earnings
(loss) per share	(0.13)	0.01	(0.17)	0.01
Diluted earnings (loss) per share from continuing
operations	$0.01	$0.09	$(0.08)	$0.04

     Free cash flow is reconciled to cash flows provided by (used for) operating activities below.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Free cash flow	$(18)	$45	$(92)	$47
Capital expenditures – continuing operations	23	11	42	24
Capital expenditures – discontinued operations	—	9	6	21
Cash flows provided by (used for) operating
activities	$5	$65	$(44)	$92

MERITOR, INC.

     Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in “Results of Operations” below.

Results of Operations

     The following is a summary of our financial results (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
SALES:
Commercial Truck	$693	$458	$1,268	$891
Industrial	306	248	536	474
Aftermarket & Trailer	272	238	497	460
Intersegment Sales	(79)	(76)	(138)	(157)
SALES	$1,192	$868	$2,163	$1,668
SEGMENT EBITDA:
Commercial Truck	$40	$15	$73	$28
Industrial	18	31	35	55
Aftermarket & Trailer	28	17	41	34
SEGMENT EBITDA	86	63	149	117
Unallocated legacy and corporate costs (1)	(5)	(2)	(6)	(5)
ADJUSTED EBITDA	81	61	143	112
Loss on sale of receivables	(2)	(1)	(3)	(2)
Depreciation and amortization	(17)	(18)	(33)	(36)
Noncontrolling interests	(5)	(4)	(9)	(7)
Other loss	(2)	—	(2)	—
Interest expense, net	(24)	(31)	(51)	(54)
Restructuring costs	(11)	—	(14)	—
Provision for income taxes	(19)	—	(39)	(10)
INCOME (LOSS) FROM CONTINUING
OPERATIONS, attributable to Meritor, Inc.	$1	$7	$(8)	$3
INCOME FROM DISCONTINUED
OPERATIONS, net of tax, attributable to
Meritor, Inc.	16	6	23	10
NET INCOME attributable to Meritor, Inc.	$17	$13	$15	$13
DILUTED EARNINGS (LOSS) PER SHARE
Attributable to Meritor, Inc.
Continuing operations	$0.01	$0.09	$(0.08)	$0.04
Discontinued operations	0.17	0.07	0.24	0.13
Diluted earnings per share	$0.18	$0.16	$0.16	$0.17
DILUTED AVERAGE COMMON SHARES
OUTSTANDING	96.9	83.1	93.8	79.0
____________________

(1)
Unallocated legacy and corporate costs represent items that are not directly related to our business segments. These costs primarily include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability.

MERITOR, INC.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

   Sales

     The following table reflects total company and business segment sales for the three months ended March 31, 2011 and 2010. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	March 31,		Dollar	%		Volume
	2011	2010	Change	Change	Currency	/ Other
Sales:
Commercial Truck	$693	$458	$235	51%	$22	213
Industrial	306	248	58	23%	7	51
Aftermarket & Trailer	272	238	34	14%	4	30
Intersegment Sales	(79)	(76)	(3)	(4)%	(3)	—
TOTAL SALES	$1,192	$868	$324	37%	$30	294

     Commercial Truck sales were $693 million in the second quarter of fiscal year 2011, up 51 percent from the second quarter of fiscal year 2010. The effect of foreign currency translation increased sales by $22 million. The increase in sales is primarily due to higher OE production volumes in North America, Europe and South America. European heavy- and medium-duty truck production volumes increased 61 percent compared to the prior year. Production volumes in the North American Class 8 commercial vehicle truck markets were higher by 64 percent compared to the prior year and South American commercial truck volumes increased approximately 10 percent.

     Industrial sales were $306 million in the second quarter of 2011, up 23 percent from the second quarter of 2010. The increase in sales was primarily due to higher sales in the Asia-Pacific region, which increased approximately 43 percent from the prior year. Lower defense sales associated with the Family of Medium Tactical Vehicles (FMTV), as production shifted to a new prime contractor, were fully offset by sales of products associated with the Caiman defense program.

     Aftermarket & Trailer sales were $272 million in the second quarter of fiscal year 2011, up 14 percent from the second three months of fiscal year 2010. The increase in sales is primarily due to higher sales of our core aftermarket replacement products and products for trailer applications. These increases were partially offset by lower aftermarket sales of our military service parts.

   Cost of Sales and Gross Profit

     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended March 31, 2011 was $1,074 million compared to $771 million in the prior year, representing an increase of 39 percent. The increase in costs of sales is primarily due to the increased sales volumes discussed above. Total cost of sales were approximately 90 percent of sales for the three months periods ended March 31, 2011 compared to approximately 89 percent for the second three months of the prior year.

     Changes in the components of cost of sales year over year are summarized as follows:

Higher material costs	$249
Higher labor and overhead costs	50
Other costs	4
Total increase in costs of sales	$303

     Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended March 31, 2011 increased by approximately $249 million compared to the same period last year, primarily as a result of higher sales volumes and rising steel prices. Global steel prices increased significantly in the second quarter of fiscal year 2011 and are expected to remain at these higher levels in the near term.

     Labor and overhead costs increased by $50 million compared to the same period in the prior year. The increase was primarily due to the higher sales volumes. Other factors favorably impacting labor and overhead costs are savings associated with the company’s restructuring actions, continuous improvement and rationalization of operations.

MERITOR, INC.

     As a result of the above, gross profit for the three months ended March 31, 2011 was $118 million compared to $97 million in the same period last year. Gross margins were 10 percent and 11 percent for the three month periods ended March 31, 2011 and 2010, respectively.

   Other Income Statement Items

     Selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 are summarized as follows (in millions):

	2011		2010		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(2)	0.2%	$(1)	0.1%	$1	0.1pts
Short- and long-term variable
compensation	(6)	0.5%	(13)	1.5%	(7)	(1.0)pts
All other SG&A	(63)	5.3%	(54)	6.2%	9	(0.9)pts
Total SG&A	$(71)	6.0%	$(68)	7.8%	$3	(1.8)pts

     All other SG&A represents normal selling, general and administrative expenses. Despite the overall increase in all other SG&A expense as compared to the second quarter of fiscal year 2010, all other SG&A as a percentage of sales has decreased compared to the prior year. This decrease in normal selling, general and administrative expenses as a percentage of sales is a result of savings associated with various restructuring and other cost reduction initiatives, including reduced discretionary spending, and headcount reductions implemented in fiscal year 2009.

     Restructuring costs of $11 million were recorded during the quarter ended March 31, 2011. In the second quarter of fiscal year 2011, we announced our planned closure of our European trailer business and recognized approximately $6 million of restructuring costs in the Aftermarket & Trailer segment primarily associated with employee severance costs. The remaining restructuring costs were recognized in our Commercial Truck segment and are related to employee headcount reductions in our European Truck operations. No restructuring charges were recognized in the prior year’s second fiscal quarter.

     Operating income for the second quarter of fiscal year 2011 was $34 million compared to $29 million in the prior year. The improved operating income was as a result of the items previously discussed.

     Equity in earnings of affiliates was $17 million in the second quarter of fiscal year 2011, compared to $12 million in the same period in the prior year. The increase is due to higher earnings from our joint venture affiliates in all regions.

     Interest expense, net for the second quarter of fiscal year 2011 was $24 million, compared to $31 million in the prior year. Included in interest expense, net in the prior year’s second fiscal quarter is a net loss on debt extinguishment of approximately $13 million. The loss on debt extinguishment primarily relates to the $17 million paid in excess of par to repurchase $175 million of the 8-3/4 percent notes due in 2012, partially offset by a $6 million gain associated with the acceleration of the pro-rata share of previously recognized unamortized interest rate swap gains associated with the 8-3/4 percent notes. This pro-rata share was being amortized into income as a reduction of interest expense over the remaining term of the notes. Favorably impacting interest expense, net in the prior year’s second fiscal quarter was a $6 million gain on the collection of a note receivable related to the sale of our Emissions technologies business in fiscal year 2007. This gain is related to the acceleration of the discount on the note that was previously being classified as a reduction of interest expense in the statement of income over the term of the note.

     Provision for income taxes in the second quarter of fiscal year 2011 was $19 million compared to zero in the same period in the prior year. In the second quarter of fiscal year 2011, our effective tax rate was 76 percent. Generally, we expect our effective tax rate to remain at inflated levels in the near term until we generate income in certain jurisdictions, primarily in the United States and Europe. We are recognizing valuation allowances against our deferred tax assets in these jurisdictions and we are not able to recognize tax benefits related to current operating losses. In the second quarter of fiscal year 2011 there were no significant tax items discrete to the period. In the second quarter of fiscal year 2010, the company recorded approximately $13 million of favorable items discrete to the quarter, primarily related to the reversal of a valuation allowance and reducing certain liabilities for uncertain tax positions.

     Income from continuing operations (before noncontrolling interests) for the second quarter of fiscal year 2011 was $6 million, compared to $11 million, in the prior year.

MERITOR, INC.

     Income from discontinued operations was $16 million in the second quarter of fiscal year 2011, compared to $6 million in the same period in the prior year. Significant items included in results from discontinued operations in the second quarter of fiscal year 2011 and 2010 include the following:

	Three Months Ended
	March 31,
	2011	2010
Operating income, net	$—	$9
Gain on sale of businesses, net	19	—
Other, net	(5)	(8)
Income before income taxes	14	1
Benefit for income taxes	2	5
Net income from discontinued operations attributable to
Meritor, Inc.	$16	$6

     Operating income from discontinued operations represents income from normal operating activities of the businesses included in discontinued operations.

     Gain on sale of businesses, net: On January 3, 2011, we completed the sale of our Body Systems business to an affiliate of Inteva Products, LLC, and recognized a pre-tax gain of $32 million ($32 million after-tax) during the second quarter of fiscal year 2011 associated with this transaction. During the second quarter of fiscal year 2011, we also completed the sale of our chassis operations in Bonneval, France which make ride control parts (shock absorbers) for sales in Europe, and recognized a pre-tax loss of $13 million ($13 million after-tax), primarily due to a $15 million capital contribution prior to the closing of the transaction.

     Other: Other primarily relates to charges for changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale. Also included in the other charges are LVS divestiture costs related to actions in connection with the separation of the LVS businesses from the company.

     Net income attributable to noncontrolling interests for the second quarter of fiscal year 2011 was $5 million compared to $4 million for the second quarter of fiscal year 2010. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated joint ventures.

     Net income attributable to Meritor, Inc. was $17 million for the three months ended March 31, 2011 compared to $13 million for the three months ended March 31, 2010. The increase in net income is attributable to reasons previously discussed.

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

     The following table reflects Segment EBITDA and EBITDA margins for the three months ended March 31, 2011 and 2010 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	March 31,			March 31,
	2011	2010	$ Change	2011	2010	Change
Commercial Truck	$40	$15	$25	5.8%	3.3%	2.5pts
Industrial	18	31	(13)	5.9%	12.5%	(6.6)pts
Aftermarket & Trailer	28	17	11	10.3%	7.1%	3.2pts
Segment EBITDA	$86	$63	$23	7.2%	7.3%	(0.1)pts

MERITOR, INC.

     Significant items impacting year over year Segment EBITDA include the following:

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	TOTAL
Segment EBITDA– Quarter ended March 31, 2010	$15	31	17	63
Higher earnings from unconsolidated affiliates	4	—	1	5
Lower variable compensation costs	6	2	3	11
Lower pension and retiree medical costs	1	2	—	3
Launch costs related to Caiman defense program	—	(4)	—	(4)
Volume, mix, performance and other, net of cost reductions	14	(13)	7	8
Segment EBITDA – Quarter ended March 31, 2011	$40	18	28	86

     Commercial Truck Segment EBITDA was $40 million in the second quarter of fiscal year 2011, up $25 million compared to the same period in the prior year. The impact of higher commercial truck production volumes in Europe, North America and South America, savings associated with prior restructuring and cost reduction initiatives, and higher earnings from our unconsolidated joint ventures favorably impacted Segment EBITDA in the second quarter of fiscal year 2011. Although the higher sales volumes have resulted in improved Segment EBITDA, our financial performance was negatively impacted in the quarter by rising steel costs and certain other costs to meet current production volumes.

     Industrial Segment EBITDA was $18 million in the second quarter of fiscal year 2011, down $13 million compared to the prior year. The favorable impact of higher sales in our Asia-Pacific region was more than offset by lower sales for certain military programs, primarily the Family of Medium Tactical Vehicles (FMTV), as production shifted to a new prime contractor. In addition, segment EBITDA in the quarter ended March 31, 2011 was unfavorably impacted by rising steel costs and launch costs associated with the Caiman defense program.

     Aftermarket & Trailer Segment EBITDA was $28 million in the second quarter of fiscal year 2011, up $11 million compared to the same period in the prior year. Segment EBITDA margin increased to 10.3 percent from 7.1 percent. The increase in Segment EBITDA and Segment EBITDA margin is primarily due the favorable impact of higher sales in our core aftermarket products as well as higher sales of products for trailer applications, partially offset by rising steel costs and lower aftermarket sales of our military service parts.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

   Sales

     The following table reflects total company and business segment sales for the six months ended March 31, 2011 and 2010. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	March 31,		Dollar	%		Volume
	2011	2010	Change	Change	Currency	/ Other
Sales:
Commercial Truck	$1,268	$891	$377	42%	$9	$368
Industrial	536	474	62	13%	13	49
Aftermarket & Trailer	497	460	37	8%	2	35
Intersegment Sales	(138)	(157)	19	12%	2	17
TOTAL SALES	$2,163	$1,668	$495	30%	$26	$469

     Commercial Truck sales were $1,268 million in the first six months of fiscal year 2011, up 42 percent from the same period of fiscal year 2010. The increase in sales is primarily due to higher OE production volumes in North America, Europe and South America. European heavy- and medium-duty truck production volumes increased 70 percent compared to the prior year. Production volumes in the North American Class 8 commercial vehicle truck markets were higher by 45 percent compared to the prior year and South American commercial truck volumes increased approximately 18 percent.

MERITOR, INC.

     Industrial sales were $536 million in the first six months of fiscal year 2011, up 13 percent from the same period of 2010. The increase in sales was primarily due to higher sales in the Asia-Pacific region, which increased approximately 35 percent from the prior year. These increases were partially offset by lower sales of FMTV as production shifted to a new prime contractor.

     Aftermarket & Trailer sales were $497 million in the first six months of fiscal year 2011, up 8 percent from the same period of fiscal year 2010. The increase in sales is primarily due to higher sales of our core aftermarket replacement products and products for trailer applications. These increases were partially offset by lower sales of our military service parts.

   Cost of Sales and Gross Profit

     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the six months ended March 31, 2011 was $1,941 million compared to $1,482 million in the prior year, representing an increase of 31 percent. The increase in costs of sales is primarily due to the increased sales volumes discussed above. Total cost of sales were approximately 90 percent and 89 percent of sales for the six months periods ended March 31, 2011 and 2010, respectively.

     Changes in the components of cost of sales year over year are summarized as follows:

Higher material costs	$390
Higher labor and overhead costs	72
Other	(3)
Total increase in costs of sales	$459

     Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the six months ended March 31, 2011 increased by approximately $390 million compared to the same period last year, primarily as a result of higher sales volumes and rising steel prices. Global steel prices increased significantly in the second quarter of fiscal year 2011 and are expected to remain at these higher levels in the near term.

     Labor and overhead costs increased by $72 million compared to the same period in the prior year. The increase was primarily due to the higher sales volumes. Other factors favorably impacting labor and overhead costs are savings associated with the company’s restructuring actions, continuous improvement and rationalization of operations.

     As a result of the above, gross profit for the six months ended March 31, 2011 was $222 million compared to $186 million in the same period last year. Gross margins decreased to 10 percent for the six months ended March 31, 2011 compared to 11 percent in the same period last year.

   Other Income Statement Items

     Selling, general and administrative expenses for the six months ended March 31, 2011 and 2010 are summarized as follows (in millions):

	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(3)	0.2%	$(2)	0.1%	$1	0.1pts
Short- and long-term variable
compensation	(12)	0.5%	(23)	1.4%	(11)	(0.9)pts
All other SG&A	(128)	5.9%	(109)	6.5%	19	(0.6)pts
Total SG&A	$(143)	6.6%	$(134)	8.0%	$9	(1.4)pts

     All other SG&A represents normal selling, general and administrative expenses. Despite the overall increase in all other SG&A expense as compared to the first six months of fiscal year 2010, all other SG&A expense decreased as a percentage of sales compared to the prior year. This decrease in normal selling, general and administrative expenses as a percentage of sales is a result of savings associated with various restructuring and other cost reduction initiatives, including reduced discretionary spending, and headcount reductions implemented in fiscal year 2009.

MERITOR, INC.

     Restructuring costs of $14 million were recognized during the six months ended March 31, 2011. In the second quarter of fiscal year 2011, we announced the planned closure of our European trailer business and recognized approximately $6 million of restructuring costs in the Aftermarket & Trailer segment primarily associated with employee severance costs. The remaining restructuring costs were recognized in our Commercial Truck segment and are related to employee headcount reductions in our European Truck operations. No restructuring charges were recognized in the six month period ended March 31, 2010.

     Operating income for the first six months of fiscal year 2011 was $63 million compared to $52 million in the prior year. The improved operating results were as a result of the items previously discussed.

     Equity in earnings of affiliates was $30 million in the first six months of fiscal year 2011, compared to $21 million in the same period in the prior year. The increase is due to higher earnings from our joint venture affiliates in all regions.

     Interest expense, net for the first six months of fiscal year 2011 was $51 million, compared to $54 million in the prior fiscal year’s first six months. Included in interest expense, net for the six months ended March 31, 2010 is a net loss on debt extinguishment of approximately $13 million. The loss on debt extinguishment primarily relates to the $17 million paid in excess of par to repurchase $175 million of the 8-3/4 percent note due in 2012, partially offset by a $6 million gain associated with the acceleration of a pro-rata share of previously recognized unamortized interest rate swap gains associated with the 8-3/4 percent notes. This pro-rata share was being amortized into income as reduction of interest expense over the remaining term of the notes. Favorably impacting interest expense, net in the first six months of fiscal year 2010 was a $6 million gain on the collection of a note receivable related to the sale of our Emissions Technologies business in fiscal year 2007. This gain related to the acceleration of the discount on the note that was previously being recognized as a reduction of interest expense over the term of the note.

     Provision for income taxes in the first six months of fiscal year 2011 was $39 million compared to $10 million in the same period in the prior year. In the first six months of fiscal year 2011, our effective tax rate was 98 percent compared to 50 percent in the prior year. Generally, we expect our effective tax rate to remain at inflated levels in the near term until we can generate income in certain jurisdictions, primarily in the United States and Europe. We are recognizing valuation allowances against our deferred tax assets in these jurisdictions and we are not able to recognize tax benefits related to current operating losses. In the first six months of fiscal year 2011 there were no significant tax items discrete to the period. In the first six months of fiscal year 2010 the company recorded approximately $13 million of favorable tax items discrete to the period, primarily related to the reversal of a valuation allowance and reducing certain liabilities for uncertain tax positions.

     Income from continuing operations (before noncontrolling interests) for the first six months of fiscal year 2011 was $1 million, compared to $10 million, in the prior year. The reasons for the improvement are previously discussed.

     Income from discontinued operations was $23 million in the first six months of fiscal year 2011, compared to $10 million in the same period in the prior year. Significant items included in results from discontinued operations in the first six months of fiscal years 2011 and 2010 include the following:

	Six Months Ended
	March 31,
	2011	2010
Operating income, net	$17	$18
Gain on sale of business, net	19	8
Restructuring costs	(1)	(2)
Other, net	(8)	(16)
Income before income taxes	27	8
Benefit (provision) for income taxes	(4)	2
Net income from discontinued operations attributable to
Meritor, Inc.	$23	$10

     Operating income from discontinued operations represents income from normal operating activities of the businesses included in discontinued operations.

     Gain on sale of businesses, net: On January 3, 2011, we completed the sale of our Body Systems business to an affiliate of Inteva Products, LLC, and recognized a pre-tax gain of $32 million ($32 million after-tax) during the second quarter of fiscal year 2011 associated with this transaction. During the second quarter of fiscal year 2011, we also completed the sale of our chassis operations in Bonneval, France which makes ride control parts (shock absorbers) for sales in Europe, and recognized a pre-tax loss of $13 million ($13 million after-tax).

MERITOR, INC.

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

     Restructuring costs recognized during the fiscal year 2011 primarily relate to employee termination benefits, including those associated with the wind down or divestiture of certain LVS chassis businesses. The restructuring costs recognized during the prior fiscal year were associated with our Body Systems business.

     Other: Other primarily relates to charges for changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale. Also included in the other charges are LVS divestiture costs related to actions in connection with the separation of the LVS businesses from the company.

     Net income attributable to noncontrolling interests for the first six months of fiscal year 2011 was $9 million compared to $7 million for the same period of fiscal year 2010. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated joint ventures.

     Net income attributable to Meritor, Inc. was $15 million for the first six months ended March 31, 2011 compared to $13 million for the six months ended March 31, 2010. The increase in income is attributable to reasons previously discussed.

   Segment EBITDA and EBITDA Margins

     Segment EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring costs and asset impairment charges.

     The following table reflects Segment EBITDA and EBITDA margins for the six months ended March 31, 2011 and 2010 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	March 31,			March 31,
	2011	2010	$ Change	2011	2010	Change
Commercial Truck	$73	$28	$45	5.8%	3.1%	2.7pts
Industrial	35	55	(20)	6.5%	11.6%	(5.1)pts
Aftermarket & Trailer	41	34	7	8.2%	7.4%	0.8pts
Segment EBITDA	$149	$117	$32	6.9%	7.0%	(0.1)pts

     Significant items impacting year over year Segment EBITDA include the following:

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	TOTAL
Segment EBITDA– Six months ended March 31, 2010	$28	$55	$34	$117
Higher earnings from unconsolidated affiliates	8	—	1	9
Lower variable compensation costs	10	3	4	17
Lower pension and retiree medical costs	2	4	1	7
Launch costs related to Caiman defense program	—	(4)	—	(4)
Volume, performance and other, net of cost reductions	25	(23)	1	3
Segment EBITDA – Six months ended March 31, 2011	$73	35	41	149

     Commercial Truck Segment EBITDA was $73 million in the first six months of fiscal year 2011, up $45 million compared to the same period in the prior year. The impact of higher commercial truck production volumes in Europe, North America and South America, savings associated with prior restructuring and cost reduction initiatives, and higher earnings from our unconsolidated joint ventures favorably impacted Segment EBITDA in the second quarter of fiscal year 2010. Although the higher sales volumes have resulted in improved Segment EBITDA, our financial performance was negatively impacted in the quarter by rising steel costs and certain other costs to meet current production volumes.

MERITOR, INC.

     Industrial Segment EBITDA was $35 million in the first six months of fiscal year 2011, down $20 million compared to the prior year. The favorable impact of higher sales in our Asia-Pacific region was more than offset by lower sales for certain military programs, primarily FMTV, as production shifted to a new prime contractor. In addition, segment EBITDA in the quarter ended March 31, 2011 was unfavorably impacted by rising steel costs and higher than anticipated launch costs associated with the Caiman defense program.

     Aftermarket & Trailer Segment EBITDA was $41 million in the first six months of fiscal year 2011, up $7 million compared to the same period in the prior year. Segment EBITDA margin increased to 8.2 percent from 7.4 percent. The increase in Segment EBITDA and Segment EBITDA margin is primarily due the favorable impact of higher sales in our core aftermarket products, as well as higher sales of products for trailer applications, partially offset by rising steel costs and lower sales of our military service parts.

Financial Condition

     Cash Flows (in millions)

	Six Months Ended March 31,
	2011	2010
OPERATING CASH FLOWS
Income from continuing operations	$1	$10
Depreciation and amortization	33	36
Proceeds from note receivable	—	12
Restructuring costs, net of payments	6	(8)
Equity in earnings of affiliates, net of dividends	(23)	(18)
Loss on debt extinguishment	—	13
Pension and retiree medical expense	35	45
Pension and retiree medical contributions and settlements	(35)	(42)
Changes in off-balance sheet receivable securitization and
factoring	140	40
Changes in assets and liabilities, excluding effects of acquisition, divestitures, foreign currency adjustments and discounted
operations	(173)	(21)
Cash flows provided by (used for) continuing operations	(16)	67
Cash flows provided by (used for) discontinued operations	(28)	25
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(44)	$92

     Cash used for operating activities for the first six months of fiscal year 2011 was $44 million, compared to cash provided by operations of $92 million in the same period of fiscal year 2010. The cash outflow for the six months ended March 31, 2011, was primarily due to variable compensation payments made in the first quarter of fiscal year 2011 relating to our prior year performance and working capital investments in both continuing and discontinued operations. The higher working capital is primarily due to increased inventory as global commercial vehicle and industrial markets continue to strengthen.

	Six Months Ended March 31,
	2011	2010
INVESTING CASH FLOWS
Capital expenditures	$(42)	$(24)
Other investing activities	1	3
Net investing cash flows used for discontinued operations	(71)	(2)
CASH USED FOR INVESTING ACTIVITIES	$(112)	$(23)

     Cash used for investing activities was $112 and $23 million in the first six months of fiscal year 2011 and 2010, respectively. Capital expenditures increased to $42 million in the first six months of fiscal year 2011 from $24 million in the same period of the prior year. The increase in capital expenditures is primarily due to investments required to support the continued strengthening in the global commercial vehicle and industrial markets.

     Net investing cash flows used by discontinued operations in the six months ended March 31, 2011 include $50 million related to the divestiture of our Body Systems business, including the cash outflow of $33 million of cash held at the time of sale by certain entities and $15 million of transaction costs. Also included in net investing cash flows used for discontinued operations is a $15 million capital contribution made prior to sale of our chassis operations in Bonneval, France and $6 million of capital expenditures in our Body Systems business in the first fiscal quarter of fiscal year 2011.

MERITOR, INC.

	Six Months Ended March 31,
	2011	2010
FINANCING CASH FLOWS
Payments on revolving credit facility, net	$—	$(28)
Payments on accounts receivable securitization program, net	—	(83)
Repayment of notes and term loans	—	(175)
Proceeds from debt issuance	—	245
Payments on lines of credit and other	—	(2)
Net change in debt	—	(43)
Proceeds from stock issuance	—	209
Proceeds from option exercises	6	—
Debt and stock issuance and debt extinguishment cost	—	(44)
Other financing activities	—	(1)
Net financing cash flows used for discontinued operations	—	(12)
CASH PROVIDED BY FINANCING ACTIVITIES	$6	$109

     Cash provided by financing activities was $6 million in the first six months of fiscal year 2011 compared to $109 million in the first six months of fiscal year 2010. In the second quarter of fiscal year 2010, we issued debt and equity securities generating proceeds of $454 million. We used a portion of these proceeds to repurchase $175 million of our outstanding notes due in 2012 and pay down outstanding amounts under our revolving credit facility and our U.S. accounts receivable securitization program. We paid approximately $44 million in issuance, debt extinguishment and revolver renewal and extension costs related to the above transactions. These costs include $17 million paid in excess of par to repurchase the $175 million of 2012 notes.

Liquidity

     Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	March 31,	September 30,
	2011	2010
Fixed-rate debt securities	$579	$579
Fixed-rate convertible notes	500	500
Unamortized discount on convertible notes	(72)	(77)
Unamortized gain on swap unwind	16	18
Lines of credit and other	9	9
Total debt	$1,032	$1,029

     Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements and funding of restructuring and product development programs. We expect fiscal year 2011 capital expenditures for our business segments to be in the range of $90 million to $105 million. In addition, we currently expect restructuring cash costs to be approximately $20 million to $30 million in fiscal year 2011, although we will continue to evaluate the performance of our global operations and may enact further restructuring if conditions warrant such actions.

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

MERITOR, INC.

     Sources of liquidity as of March 31, 2011, in addition to cash on hand, are as follows:

	Total	Unused as of
	Facility Size	3/31/11	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$567	$565	Various
Committed U.S. accounts receivable securitization(2)	125	125	October 2013
Total on-balance sheet arrangements	692	690

Off-balance sheet arrangements:
Committed accounts receivable factoring programs(2)	435	173	Various
Other uncommitted factoring facilities(2)	30	15	Various
Total off-balance sheet arrangements	465	188
Total available sources	$1,157	$878

____________________

(1)	The availability under the revolving credit facility is subject to a collateral test as discussed under “Revolving Credit Facility” below.

(2)	Availability subject to adequate eligible accounts receivable as described below.

     Cash and Liquidity Needs – Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At March 31, 2011, we had $195 million in cash and cash equivalents.

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

MERITOR, INC.

     Revolving Credit Facility – On February 5, 2010 we signed an agreement to amend and extend the revolving credit facility, which became effective on February 26, 2010. In addition, on March 31, 2011, we exercised the accordion feature of the agreement, which allowed us to increase the size of the credit facility with an additional revolving credit loan with a new lender in the amount of $30 million. As a result, we have a $567 million revolving credit facility (excluding $29 million, which is unavailable due to the bankruptcy of Lehman Brothers in 2008), $141 million of which matures in June 2011 for non-extending banks (including the Lehman commitment) and with the remaining $426 million maturing in January 2014 for extending banks. Following the end of the second quarter, on April 13, 2011, we exercised the accordion feature once more and added $15 million of revolving credit to the facility. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. At March 31, 2011 and September 30, 2010, there were no borrowings outstanding under the revolving credit facility. The $567 million revolving credit facility includes $100 million of availability for the issuance of letters of credit. At March 31, 2011 and September 30, 2010, letters of credit totaling approximately $2 million and $26 million, respectively, were issued. We had another $30 million outstanding at March 31, 2011 on letters of credit, of which $28 million was through the letters of credit facility referenced below. At certain times during any given month, we may draw on our revolving credit facility or U.S. accounts receivable securitization facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the facilities. Accordingly, during any given month, we may draw down on these facilities in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

     Availability under the revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis and under the most recent collateral test, the full amount of the revolving credit facility was available for borrowing at March 31, 2011. Our availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization program, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2010 through and including the fiscal quarter ended June 30, 2011; (ii) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012 and (iii) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity. At March 31, 2011, we were in compliance with the above noted covenants with a ratio of approximately 0.15x for the priority-debt-to-EBITDA covenant. Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility.

     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At March 31, 2011, the margin over the LIBOR rate was 250 basis points for the $141 million available from non-extending banks, and the commitment fee was 50 basis points. At March 31, 2011, the margin over LIBOR rate was 425 basis points for the $426 million available from extending banks, and the commitment fee was 50 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 150 basis points for the $141 million from non-extending banks and prime rate plus a margin of 325 basis points for the $426 million from the extending banks.

     Accounts Receivable Securitization and Factoring – As of March 31, 2011, we participate in accounts receivable factoring and securitization programs with total amounts utilized of approximately $277 million of which $262 million were attributable to committed facilities by established banks. At March 31, 2011, the total $277 million relates to off-balance sheet securitization and factoring arrangements (see “Off-Balance Sheet Arrangements”).

     U.S. Securitization Program: Since 2005 we have participated in a U.S. accounts receivable securitization program to enhance financial flexibility and lower interest costs. In September 2009, we entered into a new, two year $125 million U.S. receivables financing arrangement with a syndicate of financial institutions led by GMAC Commercial Finance LLC. Under this program, we have the ability to sell substantially all of the trade receivables of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. In October 2010, the company extended the expiration of the program to October 2013. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At March 31, 2011, no balance was outstanding under this program. This program does not have specific financial covenants; however it does have a cross-default provision to our revolving credit facility agreement.

     Letter of Credit Facility – We also entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures.

MERITOR, INC.

     Credit Ratings – At March 31, 2011, Standard & Poor’s corporate credit rating and senior secured credit rating for our company is B and B+, respectively. Moody’s Investors Service corporate credit rating and senior secured credit rating for our company is B2 and Ba2, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

Off-Balance Sheet Arrangements

     Accounts Receivable Securitization and Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at March 31, 2011, of approximately $277 million, which primarily involve the securitization or sale of AB Volvo accounts receivable. These programs are described in more detail below.

     Swedish Securitization Facility: In March 2006, we entered into a European arrangement to sell trade receivables due from AB Volvo through one of our European subsidiaries. Under this arrangement, which expires in July 2011, we can sell up to, at any point in time, €150 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized €99 million ($140 million) and €62 million ($84 million) of this accounts receivable securitization facility as of March 31, 2011 and September 30, 2010, respectively. We had notes receivable from the purchaser of the receivables of $5 million and $3 million under this program at March 31, 2011 and September 30, 2010, respectively. We are currently in process of renewing this facility and expect this facility to be successfully amended and extended prior to the expiration date.

     French Factoring Facility: In November 2007, we entered into an arrangement to sell trade receivables through one of our French subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. We had utilized €56 million ($80 million) and €36 million ($49 million) of this accounts receivable securitization facility as of March 31, 2011 and September 30, 2010, respectively.

     Both of the above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through June 2011 for the French facility and July 2011 for the Swedish facility. The commitments are subject to standard terms and conditions for these types of arrangements (including, in the case of the French commitment, a sole discretion clause whereby the bank retains the right to not purchase receivables, which to our knowledge has never been invoked). Renewals for these liquidity commitments are in process and management believes both of these commitments will be successfully renewed.

     U.S. Factoring Facility: In October 2010, we entered into a two-year arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, we can sell up to, at any point in time, €32 million ($45 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized $42 million of this accounts receivable securitization facility as of March 31, 2011.

     In addition, several of our subsidiaries, primarily in Europe, factor eligible accounts receivables with financial institutions. The amount of factored receivables was approximately $15 million and $5 million at March 31, 2011 and September 30, 2010, respectively.

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

MERITOR, INC.

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

     We generally have not hedged against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. In the fourth quarter of fiscal year 2010, due to the volatility of the Brazilian real as compared to the U.S. dollar, we entered into foreign currency option contracts to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts are recorded in other income (expense), net, in the consolidated statement of income, generally reducing the exposure to translation volatility during a full-year period. The impact of these option contracts was not significant to our results of operations or financial position at March 31, 2011.

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

Market Risk	Assuming a	Assuming a	Favorable /
	10% Increase	10% Decrease	(Unfavorable)
	in Rates	in Rates	Impact on
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$1.7	$(1.7)	Fair Value
Forward contracts in Euro(1)	(11.2)	11.2	Fair Value
Foreign currency denominated debt	0.9	(0.9)	Fair Value

	Assuming a 50	Assuming a 50	Favorable /
	BPS Increase in	BPS Decrease in	(Unfavorable)
	Rates	Rates	Impact on
Interest Rate Sensitivity:
Debt - fixed rate	$(40.9)	$43.3	Fair Value
____________________

(1)	Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

     At March 31, 2011 a 10% decrease in quoted currency exchange rates would result in a potential loss of approximately $1 million in foreign currency denominated debt.

MERITOR, INC.

     At March 31, 2011 the fair value of debt outstanding was approximately $1,167 million. A 50 basis points decrease in quoted interest rates would result in favorable impact of $43 million on fixed rate debt.

Item 4. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

     In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as set forth in this Quarterly Report under Note 19 “Contingencies” and as set forth below, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2010 and those reported in the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010.

     On October 5, 2006, ZF Meritor LLC, a joint venture between an ArvinMeritor subsidiary and ZF Friedrichshafen AG, filed a lawsuit against Eaton Corporation in the United States District Court for the District of Delaware, alleging that Eaton had engaged in exclusionary, anticompetitive conduct in the markets for heavy-duty truck transmissions, in violation of the U.S. antitrust laws. The plaintiffs seek an injunction prohibiting Eaton from engaging in such anticompetitive conduct and monetary damages. On October 8, 2009, the jury found that Eaton engaged in exclusionary and anticompetitive conduct in the sale and marketing of heavy-duty truck transmissions. This ruling completed the initial phase of the trial in which the jury was asked to determine whether or not Eaton was liable for the alleged violations. On December 10, 2009, Eaton filed a request for oral argument on its motion for judgment as a matter of law or new trial. On March 10, 2011, the Court entered an order denying Eaton’s motion. Eaton then filed a motion to amend the Court’s order, asking the Court to enter a judgment in plaintiff’s favor, but for zero damages and no injunctive relief. The motion to amend has been briefed by the parties and they await a ruling on the motion. If the motion is granted, the plaintiffs are expected to appeal. If the motion is denied, then given the jury’s finding that Eaton did engage in anticompetitive conduct, it is expected that the parties would proceed to the damages phase of the legal process through a separate trial.

Item 1A. Risk Factors

     There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 and the Annual Report on Form 10-K, for the fiscal year ended September 30, 2010, except that in view of the completion of the sale of substantially all of the company’s light vehicle systems (“LVS”) business, the risk factor relating to the disposition of the company’s remaining LVS businesses in the Form 10-K is no longer applicable.

MERITOR, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   Issuer repurchases

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of Part II of this Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the second quarter of 2011.

Item 5. Other Information

Name Change

     On March 30, 2011, the Company announced the change of its name from ArvinMeritor, Inc. to Meritor, Inc. and the change of its ticker symbol on the New York Stock Exchange from ARM to MTOR.

Cautionary Statement

     This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to our ability to successfully manage steeply increasing volumes in the commercial truck markets; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; reduced production for certain military programs and the return of volumes of selected long-term military contracts to more normalized levels; global economic and market cycles and conditions, including the recent global economic crisis; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether the liquidity of the company will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of the company's suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of the company's debt; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company's debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; the outcome of actual and potential product liability, warranty and recall claims; rising costs of pension and other postretirement benefits; and possible changes in accounting rules; as well as other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of our Annual Report on Form 10-K, as amended, for the year ending October 3, 2010: Item 1. Business, “Customers; Sales and Marketing” “Competition” “Raw Materials and Suppliers” “Divestitures and Restructuring” “Employees” “Environmental Matters” “International Operations” and “Seasonality; Cyclicality” Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” “Legal Proceedings” and “Risk Factors” herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

MERITOR, INC.

Item 6. Exhibits**

3-a
Restated Articles of Incorporation of the Company, filed as Exhibit 4.01 to ArvinMeritor’s Registration Statement on Form S-4, as amended (Registration Statement No. 333-36448) ("Form S-4"), is incorporated by reference.

3-a-1	Articles of Amendment of Restated Articles of Incorporation of the Company.*

3-b	By-laws of the Company, filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003 (File No. 1-15983), is incorporated by reference.

10
Third Amendment dated as of February 24, 2011 to Loan and Security Agreement among ArvinMeritor Receivables Corporation, the Company, the lenders from time to time a party thereto and Ally Commercial Finance LLC (formerly, GMAC Commercial Finance LLC), as agent and lender.*

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

99-a
Commitment and Acceptance, dated as of March 31, 2011, by and among Meritor, Inc. (formerly known as ArvinMeritor, Inc.), ArvinMeritor Finance Ireland (together with Meritor, Inc. the “Borrowers”), Deutsche Bank AG New York Branch, as Accepting Lender and JPMorgan Chase Bank, National Association, as Administrative Agent relating to that certain Credit Agreement, dated as of June 23, 2006 (as amended by Amendment No.1, Amendment No. 2, Amendment No. 3, Amendment No. 4, and Amendment No. 5 thereto) among the Borrowers, each lender from time to time a party thereto, and JP Morgan Chase Bank, National Association, as administrative agent*

99-b
Commitment and Acceptance, dated as of April 13, 2011, by and among Meritor, Inc. (formerly known as ArvinMeritor, Inc.), ArvinMeritor Finance Ireland (together with Meritor, Inc. the “Borrowers”), The Huntington National Bank, as Accepting Lender and JPMorgan Chase Bank, National Association, as Administrative Agent relating to that certain Credit Agreement, dated as of June 23, 2006 (as amended by Amendment No.1, Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5 thereto and the Commitment and Acceptance dated as of March 31, 2011, relating to Deutsche Bank AG New York Branch becoming a Lender) among the Borrowers, each lender from time to time a party thereto, and JP Morgan Chase Bank, National Association, as administrative agent*

* Filed herewith.
** Reference to the “Company” in this exhibit index refers to ArvinMeritor, Inc., which effective March 29, 2011 is named Meritor, Inc.

MERITOR, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

Date: May 6, 2011	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: May 6, 2011	By:	/s/	J.A. Craig
J.A. Craig
Senior Vice President and Chief Financial Officer