Form 10-K/A
period 2010-10-03
MERITOR INC
filed 2011-06-28
CIK 1113256

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
     Yes [   ]       No [ X ]

     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on April 1, 2011 (the last business day of the most recently completed second fiscal quarter) was approximately $1,542,572,181.

     94,448,940 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on April 3, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
     Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant held on January 20, 2011 is incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended October 3, 2010.

EXPLANATORY NOTE - AMENDMENT

     Meritor, Inc. (the “company” or “Meritor), formerly known as ArvinMeritor, Inc., is filing this Form 10-K/A to include in its Annual Report on Form 10-K for the fiscal year ended October 3, 2010 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, financial statements and related notes of Master Sistemas Automotivos Ltda. (“MSA”) and Suspensys Sistemas Automotivos Ltda. (“SSA”), unconsolidated joint ventures incorporated in Brazil in which the company owns an interest. Meritor owns a 49% interest in MSA (directly) and a 50% interest in SSA (through both direct and indirect interests).

     Rule 3-09 of Regulation S-X provides that if a 50% or less owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w), substituting 20% for 10%, separate financial statements for such 50% or less owned person shall be filed. Such statements are required to be audited only in the years in which such person met such test.

     Both MSA and SSA met such test for Meritor’s fiscal years 2010 and 2008 and did not meet such test for Meritor’s fiscal year 2009. Normally, therefore, under Rule 3-09 of Regulation S-X, the company would be required to file MSA’s and SSA’s audited financial statements for the fiscal years ended December 31, 2010 and 2008 (“2010” and “2008”) and to file unaudited financial statements for the fiscal year ended December 31, 2009 (“2009”).

     Effective January 1, 2009, however, Brazil has adopted International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). The financial statements of MSA and SSA for 2010 and 2009 have been prepared in accordance with IFRS as issued by the IASB. These financial statements are the first presented in accordance with IFRS.

     As permitted by General Instruction G to Form 20-F (as well as Securities and Exchange Commission (“SEC”) interpretations applying such instruction to foreign businesses whose financial statements are required to be filed under Rule 3-09 of Regulation S-X), the company has availed itself of the one-time accommodation for first-time IFRS implementers to file two years rather than three years of statements of income, changes in shareholders equity and cash flows prepared in accordance with IFRS as issued by the IASB, with appropriate related disclosure in the financial statements. As required, the company has included balance sheets as of three periods. Consequently, the company has included in this Form 10-K/A the following audited financial statements of MSA and SSA:
  Balance Sheets, December 31, 2010 and 2009 and January 1, 2009;

  Statements of Income, Changes in Shareholders’ Equity, and Cash Flows, years ended December 31, 2010 and 2009.
     In reliance on the one-time accommodation noted above, MSA and SSA financial statements for 2008 are not included in this Form 10-K/A.

     Since the financial statement of MSA and SSA are presented in accordance with IFRS as issued by the IASB, reconciliations between local GAAP and U.S. GAAP are not required pursuant to SEC Release numbers 33-8879 and 34-57026 and have been omitted.

     Item 15 is the only portion of the Annual Report being supplemented or amended by this Form 10-K/A. Additionally, in connection with the filing of this Form 10-K/A and pursuant to SEC rules, Meritor is including currently dated certifications. This Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with Meritor’s filings with the SEC subsequent to the filing of the Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

     (1) Financial Statements.

Meritor

          The following financial statements and related notes were filed as part of the Annual Report filed with the SEC on November 24, 2010 (all financial statements listed below are those of the company and its consolidated subsidiaries):

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

     Consolidated Statement of Cash Flows, years ended September 30, 2010, 2009 and 2008.

     Consolidated Statement of Shareowners' Equity, years ended September 30, 2010, 2009 and 2008.

     Notes to Consolidated Financial Statements.

     Report of Independent Registered Public Accounting Firm.

Master Sistemas Automotivos Ltda.

          The following financial statements and related notes of Master Sistemas Automotivos Ltda. are included in this Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

          Balance Sheets, December 31, 2010 and 2009 and January 1, 2009

          Statements of Income, Changes in Shareholders’ Equity, and Cash Flows, years ended December 31, 2010 and 2009.

          Independent Auditors’ Report.

Suspensys Sistemas Automotivos Ltda.

          The following financial statements and related notes of Suspensys Sistemas Automotivos Ltda. are included in this Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

          Balance Sheets, December 31, 2010 and 2009 and January 1, 2009

          Statements of Income, Changes in Shareholders’ Equity, and Cash Flows, years ended December 31, 2010 and 2009.

          Independent Auditors’ Report.

Master Sistemas
Automotivos Ltda.

Financial Statements as of December 31, 2010
and 2009 And January 1, 2009 and for the
Years Ended December 31, 2010 and 2009 and
Independent Auditors’ Report

Deloitte Touche Tohmatsu Auditores Independentes

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying balance sheets of Master Sistemas Automotivos Ltda. (the “Company”), a company incorporated in Brazil, as of December 31, 2010 and 2009 and January 1, 2009 and the related statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2010 and 2009, all expressed in Brazilian reais. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and January 1, 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with the International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB).

May 6, 2011

/s/ DELOITTE TOUCHE TOHMATSU Auditores Independentes
DELOITTE TOUCHE TOHMATSU Auditores Independentes
Porto Alegre, Brazil

MASTER SISTEMAS AUTOMOTIVOS LTDA.

BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009
(In thousands of Brazilian reais - R$)

ASSETS	Note	12/31/2010	12/31/2009	1/1/2009
CURRENT ASSETS
Cash and banks	5	105,273	58,080	12,986
Short-term investments	6	-	-	32,222
Trade receivables	7	38,306	30,820	34,362
Recoverable taxes	8	1,464	3,254	5,759
Inventories	9	30,368	24,130	29,715
Dividends and interest on capital receivable		14,437	2,219	11,789
Prepaid expenses		133	153	268
Other receivables		1,627	559	1,365
Total current assets		191,608	119,215	128,466

NON-CURRENT ASSETS
Amounts due from parent company	14	96	354	597
Recoverable taxes	8	1,634	3,056	4,324
Deferred taxes	22	2,005	1,356	2,751
Retirement benefit plan	15	371	249	-
Escrow deposits		198	198	198
Investments:
Investment in associate	10	120,002	96,851	85,456
Other investments		25	25	25
Total investments		120,027	96,876	85,481
Property, plant and equipment	11	84,146	83,785	84,561
Intangible assets	12	4,418	344	471
Total non-current assets		212,895	186,218	178,383

TOTAL ASSETS		404,503	305,433	306,849

LIABILITIES AND SHAREHOLDERS' EQUITY	Note	12/31/2010	12/31/2009	1/1/2009
CURRENT LIABILITIES
Trade payables		11,213	8,780	7,240
Borrowings and financing	13	8,600	10,793	28,803
Derivative transactions	17	-	-	4,385
Taxes and contributions payable		2,226	2,152	1,554
Salaries payable		1,113	874	452
Accrued vacation and related charges		3,671	2,513	2,214
Dividends and interest on capital payable	14	22,021	4,930	14,316
Employee and management profit sharing		3,888	2,781	2,253
Advances from customers		295	294	56
Amounts due to related parties	14	151	-	1,334
Other payables		1,009	761	843
Total current liabilities		54,187	33,878	63,450

NON-CURRENT LIABILITIES
Borrowings and financing	13	74,444	51,308	29,938
Amounts due to parent company	14	-	-	864
Amounts due to related parties	14	1,205	1,043	2,845
Reserve for contingencies	16	443	-	-
Contributions payable		3,129	2,301	1,370
Deferred taxes	22	6,024	6,466	6,816
Other payables		520	594	516

SHAREHOLDERS' EQUITY
Capital	18	105,000	105,000	105,000
Earnings reserve		139,805	83,787	73,921
Retained earnings		19,746	21,056	22,129
Total shareholders' equity		264,551	209,843	201,050

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		404,503	305,433	306,849

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.

INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In thousands of Brazilian reais - R$)

	Note	2010	2009
NET REVENUE	20	431,166	272,553

COST OF SALES AND SERVICES	21	(347,602)	(226,144)

GROSS PROFIT		83,564	46,409

OPERATING INCOME (EXPENSES)
Selling expenses	21	(14,520)	(9,206)
General and administrative expenses	21	(10,623)	(7,677)
Equity in associate	10	43,316	27,296
Other operating expenses, net	21	(5,655)	(4,256)
		12,518	6,157

PROFIT FROM OPERATIONS BEFORE FINANCIAL INCOME (EXPENSES)		96,082	52,566

FINANCIAL INCOME (EXPENSES)
Financial income	23	11,282	6,922
Financial expenses	23	(5,387)	(4,556)
Exchange gains (losses), net	23	96	4,069
		5,991	6,435

PROFIT BEFORE INCOME TAX AND SOCIAL CONTRIBUTION		102,073	59,001

INCOME TAX AND SOCIAL CONTRIBUTION
Current	22	(16,467)	(6,291)
Deferred	22	1,107	(962)

NET PROFIT FOR THE YEAR		86,713	51,748

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In thousands of Brazilian reais - R$)

	2010	2009
NET PROFIT FOR THE YEAR	86,713	51,748

OTHER COMPREHENSIVE INCOME
Actuarial gains on retirement benefit plan	46	244
Deferred income tax and social contribution
on other comprehensive income	(16)	(83)
Other comprehensive income of associate accounted for
under the equity method	32	149
	62	310

COMPREHENSIVE INCOME FOR THE YEAR	86,775	52,058

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In thousands of Brazilian reais - R$)

			Earnings	Retained
	Note	Capital	reserve	earnings	Total
BALANCES AT JANUARY 1, 2009		105,000	73,921	22,129	201,050

Net profit for the year		-	-	51,748	51,748
Other comprehensive income		-	-	310	310
Comprehensive income for the year		-	-	52,058	52,058
Interest on capital	19	-	-	(10,358)	(10,358)
Payment of dividends	19	-	(21,107)	(11,800)	(32,907)
Earnings reserve		-	30,973	(30,973)	-

BALANCES AT DECEMBER 31, 2009		105,000	83,787	21,056	209,843

Net profit for the year		-	-	86,713	86,713
Other comprehensive income		-	-	62	62
Comprehensive income for the year		-	-	86,775	86,775
Interest on capital	19	-	-	(10,990)	(10,990)
Payment of dividends	19	-	(8,400)	(12,677)	(21,077)
Earnings reserve		-	64,418	(64,418)	-

BALANCES AT DECEMBER 31, 2010		105,000	139,805	19,746	264,551

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In thousands of Brazilian reais - R$)

	Note	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Profit before income tax and social contribution		102,073	59,001
Adjustments to reconcile profit before income tax and social contribution to cash provided by operating activities:
Depreciation of property, plant and equipment	11	8,317	7,963
Amortization of intangible assets	12	135	157
Provisions		708	(5)
Profit on sale of property, plant and equipment		45	4
Exchange differences and interest on borrowings and derivatives		7,002	(4,896)
Equity in associate	10	(43,316)	(27,296)
Increase (decrease) in assets and liabilities
Decrease (increase) in trade receivables		(7,486)	3,542
Decrease (increase) in inventories		(6,238)	5,585
Decrease in other receivables		1,886	5,313
Decrease in trade payables		2,433	1,540
Increase in other payables and provisions		2,635	1,774
Redemption of investments	6	-	32,222
Dividends and interest on capital received		7,215	24,930
Income tax and social contribution paid		(16,466)	(6,291)
Interest paid on borrowings		(3,552)	(3,775)
Net cash provided by operating activities		55,391	99,768

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	11	(8,725)	(7,190)
Purchase of intangible assets	12	(4,208)	(30)
Net cash used in investing activities		(12,933)	(7,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends and interest on capital		(13,328)	(51,099)
Borrowings from related parties		570	(864)
Borrowings from third parties		27,987	37,379
Repayment of borrowings and financing		(10,494)	(32,870)
Net cash provided by (used in) financing activities		4,735	(47,454)

NET INCREASE IN CASH AND CASH EQUIVALENTS		47,193	45,094

Cash and cash equivalents at the beginning of the year	5	58,080	12,986

Cash and cash equivalents at the end of the year	5	105,273	58,080

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Amounts in thousands of Brazilian reais - R$, unless otherwise stated)

1. OPERATIONS

Master Sistemas Automotivos Ltda. (the “Company”) is a limited liability company established in Brazil with its head office and principal place of business in Caxias do Sul – RS. The Company was incorporated on April 24, 1986, and is a jointly-controlled entity by Randon S.A. Implementos e Participações (“Randon”) and Meritor Inc. (“Meritor”), having started its operations in April 1987, and is engaged in the development, manufacture, sale, assembly, distribution, import and export of movement control systems for buses, trailers and trucks and their parts and components.

The Company holds a 53.177% interest in Suspensys Sistemas Automotivos Ltda. which has its registered office and principal place of business in Caxias do Sul – RS and is engaged in the manufacture and sale of air and mechanical suspension systems for trucks, buses and trailers, axles for trailers, third axles, hubs and drums for trucks, buses and trailers, and the provision of technical assistance services for its products.

Although the Company has a 53.177% equity interest in Suspensys, the Company does not have voting control due to the following factors:
  Suspensys is jointly controlled as there is an agreement between Suspensys quotaholders’ (the Company, Randon and Meritor) that Suspensys’ Consultative Board (i.e., governing body) is comprised of six members, which makes the significant decisions associated with Suspensys’ operations. Three members of the consultative board are elected by Randon and the other three by Meritor and all decisions need to be agreed by at least four board members.

  In accordance with the articles of association, each matter discussed in Suspensys’ quotaholders meeting are approved by at least 80% of the quotaholders.

2. PRESENTATION OF FINANCIAL STATEMENTS

The Company’s Financial Statements for the years ended on December 31, 2010 and 2009 have been prepared in accordance with the International Financial Reporting Standards (IFRS) issued by International Accounting Standards Board (IASB). These Financial Statements are the first presented in accordance with IFRS.

The Financial Statements of the Company have been prepared in accordance with Brazilian accounting practices (BRGAAP) and provisions of the Brazilian corporate law until December 31, 2009 and these practices differ in some aspects from IFRS. When preparing the Financial Statements for 2010, the Company adjusted certain accounting, valuation and consolidation criteria used under BRGAAP in order to conform with IFRS. The 2009 comparative data were restated to reflect such adjustments, as explained in note 4.

The reconciliation and description of the effects of transition from accounting practices adopted in Brazil to IFRS, relating to shareholders' equity, net income and cash flow, are presented in Note 4.

The Company adopted all rules, revision of rules, and interpretations issued by IASB that are applicable for the year ended on December 31, 2010. The summary of the principal accounting policies adopted by the Company is detailed in note 3.

The financial statements were approved by the Company’s Board of Directors and authorized for issue on May 6, 2011.

3. PRINCIPAL ACCOUNTING POLICIES

3.1.	Basis of preparation

The financial statements have been prepared on the historical cost basis. Historical cost is generally based on the fair value of the consideration given in exchange for assets.

3.2	Functional currency and presentation currency

The financial statements are presented in thousands of reais, which is the Company’s functional currency. All financial information presented in thousands of reais was rounded to the closest number.

3.3	Accounting estimates

In the application of accounting policies, Management is required to make judgments, estimates and assumptions about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered to be relevant. Significant assets and liabilities subject to these estimates and assumptions include the residual value of property, plant and equipment, allowance for doubtful debts, impairment of inventories, realization of deferred taxes, and reserve for contingencies. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period, or in the period of the revision and future periods if the revision affects both current and future periods. Actual results may differ from these estimates due to uncertainties inherent in such estimates.

3.4	Revenue recognition

Revenue is recognized on an accrual basis.

Revenue is measured at the fair value of the consideration received or receivable. Revenue is reduced for estimated customer returns, rebates and other similar allowances.

Revenue from the sale of goods is recognized when all the following conditions are satisfied:

  the Company has transferred to the buyer the significant risks and rewards of ownership of the goods;

  the Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;

  the amount of revenue can be measured reliably;

  it is probable that the economic benefits associated with the transaction will flow to the Company; and

  the costs incurred or to be incurred in respect of the transaction can be measured reliably.

Specifically, revenue from the sale of goods is recognized when goods are delivered and legal title is passed.

Revenues from sales and services are subject to taxes and contributions at the following basic rates:

Rates
State VAT (ICMS)	7% to 17%
Federal VAT (IPI)	0% to 18%
Tax on Revenue (PIS)	1.65% to 2.3%
Tax on Revenue (COFINS)	7.6% to 10.8%
Service Tax (ISSQN)	4%

3.5	Foreign currencies

In preparing the Company’s financial statements, transactions in currencies other than the Company’s functional currency are recognized at the rates of exchange prevailing at the dates of the transactions. At the end of each reporting period, monetary items denominated in foreign currencies are retranslated at the rates prevailing at that date.

Exchange differences on monetary items are recognized in profit or loss in the period in which they arise.

3.6	Current and non-current assets

  Cash and banks balances

  Include cash on hand and in banks and temporary cash investments redeemable in up to 90 days from the investment date. Temporary cash investments are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in value. These investments are carried at cost plus yield accrued through the end of the reporting period, which approximates their fair values.

  Trade receivables

  Trade receivables are recognized at the billed amount, including the related taxes and reduced to their present value at the end of the reporting period.

  Allowances for doubtful debts are recognized based on estimated irrecoverable amounts determined by reference to the Company’s past default experience and an analysis of the debtor’s current financial position.

  Inventories

  Inventories are stated at the lower of cost and net realizable value. Costs of inventories are determined under the weighted average cost method. Net realizable value represents the estimated selling price for inventories less all estimated costs of completion and costs necessary to make the sale.

  Investments in associate

  The investment in associate is recognized under the equity method.

  Property, plant and equipment

  Stated at cost of acquisition or construction. The Company elected to measure the main items included in the classes of land, buildings, machinery and equipment at deemed cost at the date of adoption of IFRS, that is, January 1, 2009. The effects of the deemed cost increased the property, plant and equipment balance, with a corresponding entry in retained earnings, net of tax effects (as mentioned in note 4.6.a).

  Properties in the course of construction are carried at cost. Cost includes professional fees and, for qualifying assets, borrowing costs capitalized in accordance with the Company's accounting policy (note 3.9). Such properties are classified to the appropriate categories of property, plant and equipment when completed and ready for intended use. Depreciation of these assets, on the same basis as other property assets, commences when the assets are ready for their intended use.

  Land is not depreciated. For the other classes of property, plant and equipment, depreciation is calculated using the straight-line method at the rates mentioned in note 11, which take into consideration the estimated useful lives of assets. The estimated useful life and depreciation method are reviewed at the end of each reporting period, with the effect of any changes in estimate accounted for on a prospective basis.

  An item of property, plant and equipment is derecognized upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on the disposal or retirement of an item of property, plant and equipment is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in profit or loss.

  Intangible assets

  Intangible assets with finite useful lives that are acquired separately are carried at cost, less accumulated amortization and accumulated impairment losses. Amortization is recognized on a straight line basis over their estimated useful lives. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.

  An intangible asset is derecognized on disposal, or when no future economic benefits are expected from use or disposal. Gains or losses arising from derecognition of an intangible asset, measured as the difference between the net disposal proceeds and the carrying amount of the asset, are recognized in profit or loss when the asset is derecognized.

3.7.	Impairment of tangible and intangible assets other than goodwill

At the end of each reporting period, the Company reviews the carrying amount of its tangible and intangible assets to determine where there is any indication that those assets have suffered an impairment loss. If any such indication exists, the recoverable amount of the asset is estimated in order to determine the extent of the impairment loss, if any. When it is not possible to estimate the recoverable amount of an asset individually, the Company calculates the recoverable amount of the cash generating unit to which the asset belongs. A cash generating unit is the smallest identifiable group of assets that generates cash inflows that are largely independent of the cash inflows from other assets or groups of assets.

Recoverable amount is the higher of fair value less costs to sell and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset for which the estimates of future cash flows have not been adjusted.

If the recoverable amount of an asset is estimated to be less than its carrying amount, the carrying amount of the asset is reduced to its recoverable amount. An impairment loss is recognized immediately in profit or loss.

3.8	Discount to present value

Monetary assets and liabilities are discounted to present value when the effect is considered material in relation to the financial statements taken as a whole. The discount to present value is calculated based on an interest rate that reflects the timing and risk of each transaction. For term transactions, the Company uses the variation of the Interbank Certificate of Deposit (CDI).

Trade receivables are discounted to present value with a corresponding entry in sales revenue in the income statement, and the difference between the present value of a transaction and the face value of the billing is considered as financial income and will be recognized based on the amortized cost and the effective long-term rate of the transaction.

The discount to present value of purchases is recorded in “trade payables”, and its realization has a corresponding entry in line item “financial expenses” over the term of their suppliers.

3.9	Borrowing costs

Borrowing costs directly attributable to the acquisition, construction or production of qualifying assets, which are assets that necessarily take a substantial period of time to get ready for their intended use or sale, are added to the cost of those assets, until such time as the assets are substantially ready for their intended use or sale.

All other borrowing costs are recognized in profit or loss in the period in which they are incurred.

3.10	Retirement benefit plan

For defined benefit plans, the cost of providing benefits is determined using the Projected Unit Credit Method, with actuarial valuations being carried out at the end of each reporting period. Actuarial gains and losses are immediately recognized in equity according to the available option in paragraph 93A of IAS 19 – Employee Benefits.

The retirement benefit obligation recognized in the balance sheet represents the present value of the defined benefit obligation as adjusted for unrecognized actuarial gains and losses and unrecognized past service cost, and as reduced by the fair value of plan assets. Any asset resulting from this calculation is limited to unrecognized actuarial losses and past service cost, plus the present value of available refunds and reductions in future contributions to the plan.

3.11	Financial instruments

(a)
Classification and measurement

The classification depends on the purpose for which the financial assets and liabilities were acquired or contracted. The Company’s management classifies its financial assets and liabilities at the time of initial contracting.

Financial assets at fair value through profit or loss

Financial assets are classified as at fair value through profit or loss when the financial asset is either held for trading or it is designated as at fair value through profit or loss. Financial assets at fair value through profit or loss are stated at fair value, with any gains or losses arising on remeasurement recognized in profit or loss. The net gain or loss recognized in profit or loss incorporates any dividend or interest earned on the financial asset.

Loans and receivables measured at amortized cost

Loans and receivables are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Loans and receivables (including trade receivables, cash and cash equivalents and short-term investments) are measured at amortized cost using the effective interest method, less any impairment.

Financial liabilities measured at amortized cost

Borrowings are initially recognized at fair value, upon receipt of funds, net of transaction costs. They are subsequently measured at amortized cost. The effective interest method is a method of calculating the amortized cost of a debt instrument and of allocating interest expense over the relevant period. The effective interest rate is the rate that exactly discounts estimated future cash payments (including all fees and points paid or received that form an integral part of the effective interest rate, transaction costs and other premiums or discounts) through the expected life of the debt instrument.

Derivative financial instruments

Derivatives are initially recognized at fair value at the date the derivative contracts are entered into and are subsequently remeasured to their fair value at the end of each reporting period. The resulting gain or loss is recognized in profit or loss.

The fair value measurement of derivative financial instruments is normally made by the Company’s treasury department based on information on each contracted transaction and its related market information at the end of the reporting periods. The fair values of derivative financial instruments are disclosed in note 17.

3.12.	Provisions

Provisions are recognized when the Company has a present obligation (legal or constructive) as a result of a past event, it is probable that the Company will be required to settle the obligation, and a reliable estimate can be made of the amount of the obligation. The amount recognized as a provision is the best estimate of the consideration required to settle the present obligation at the end of the reporting period, taking into account the risks and uncertainties surrounding the obligation.

Provisions for the expected cost of warranty obligations are recognized at the date of sale of the relevant products, at Management's best estimate of the expenditure required to settle the Company's obligation.

3.13
Income Tax and Social Contribution

Current tax

The tax currently payable is based on the taxable profit for the year. Taxable profit differs from profit as reported in the income statement because of items of income or expense that are taxable or deductible in other years and items that are never taxable or deductible. The Company’s liability for current tax is calculated based on rates prevailing at the end of the reporting period (15% plus a 10% surtax on taxable profit exceeding R$20 per month for Income Tax and 9% on taxable profit for Social Contribution on Net Profit).

Deferred tax

Deferred tax is recognized on temporary differences between the carrying amounts of assets and liabilities in the financial statements and the corresponding tax bases used in the computation of taxable profit. Deferred tax liabilities are recognized for all taxable temporary differences and deferred tax assets are recognized for all deductible temporary differences to the extent that it is probable that taxable profits will be available against which those deductible temporary differences can be utilized.

The carrying amount of deferred tax assets is reviewed at the end of each reporting period and reduced to the extent that it is no longer probable that sufficient taxable profits will be available to allow all or part of the asset to be recovered.

Deferred tax assets and liabilities are measured at the tax rates that are expected to apply in the period in which the liability is settled or the asset realized, based on tax rates (and tax laws) that have been enacted or substantively enacted by the end of the reporting period. The measurement of deferred tax liabilities and assets reflects the tax consequences that would follow from the manner in which the Company expects, at the end of the reporting period, to recover or settle the carrying amount of its assets and liabilities.

Current and deferred taxes for the period

Current and deferred taxes are recognized in profit or loss, except when they relate to items that are recognized in other comprehensive income or directly in equity, in which case, current and deferred taxes are also recognized in other comprehensive income or directly in equity, respectively.

3.14.	New and revised IFRSs in issue but not yet effective

The Company has not applied the following new and revised IFRSs that have been issued but are not yet effective:

a)
IFRS 9 Financial Instruments issued in November 2009 and amended in October 2010 introduces new requirements for the classification and measurement of financial assets and financial liabilities and for derecognition.

IFRS 9 requires all recognized financial assets that are within the scope of IAS 39 Financial Instruments: Recognition and Measurement to be subsequently measured at amortized cost or fair value. Specifically, debt investments that are held within a business model whose objective is to collect the contractual cash flows, and that have contractual cash flows that are solely payments of principal and interest on the principal outstanding are generally measured at amortized cost at the end of subsequent accounting periods. All other debt investments and equity investments are measured at their fair values at the end of subsequent accounting periods.

The most significant effect of IFRS 9 regarding the classification and measurement of financial liabilities relates to the accounting for changes in fair value of a financial liability (designated as at fair value through profit or loss) attributable to changes in the credit risk of that liability. Specifically, under IFRS 9, for financial liabilities that are designated as at fair value through profit or loss, the amount of change in the fair value of the financial liability that is attributable to changes in the credit risk of that liability is recognized in other comprehensive income, unless the recognition of the effects of changes in the liability's credit risk in other comprehensive income would create or enlarge an accounting mismatch in profit or loss. Changes in fair value attributable to a financial liability's credit risk are not subsequently reclassified to profit or loss. Previously, under IAS 39, the entire amount of the change in the fair value of the financial liability designated as at fair value through profit or loss was recognized in profit or loss.

IFRS 9 is effective for annual periods beginning on or after January 1, 2013, with earlier application permitted.

This standard will be adopted in the Company’s financial statements for the annual period beginning January 1, 2013 and that the application of the new Standard will have a significant impact on amounts reported in respect of the Company financial assets and financial liabilities. However, it is not practicable to provide a reasonable estimate of that effect until a detailed review has been completed.

b)	The amendments to IFRS 7 titled Disclosures – Transfers of Financial Assets increase the disclosure requirements for transactions involving transfers of financial assets. These amendments are intended to provide greater transparency around risk exposures when a financial asset is transferred but the transferor retains some level of continuing exposure in the asset. The amendments (effective for annual periods beginning on or after July 1, 2011) also require disclosures where transfers of financial assets are not evenly distributed throughout the period.

The Company does not anticipate that these amendments to IFRS 7 will have a significant effect on the financial statements.

c)	IAS 24 Related Party Disclosures (as revised in 2009) modifies the definition of a related party and simplifies disclosures for government-related entities.

The Company does not anticipate that these amendments to IAS 24 (effective for annual periods beginning on or after January 1, 2011) will have a significant effect on the financial statements.

d)	The amendments to IAS 32 titled Classification of Rights Issues address the classification of certain rights issues denominated in a foreign currency as either an equity instrument or as a financial liability.

The Company does not anticipate that these amendments to IAS 32 (effective for annual periods beginning on or after February 1, 2010) will have a significant effect on the financial statements.

e)	IFRIC 19 (effective for annual periods beginning on or after July 1, 2010) provides guidance regarding the accounting for the extinguishment of a financial liability by the issue of equity instruments. To date, the Company has not entered into transactions of this nature. However, if the Company does enter into any such transactions in the future, IFRIC 19 will affect the required accounting. In particular, under IFRIC 19, equity instruments issued under such arrangements will be measured at their fair value, and any difference between the carrying amount of the financial liability extinguished and the fair value of equity instruments issued will be recognized in profit or loss.

4. EFFECTS OF THE ADOPTION OF THE IFRS ON THE FINANCIAL STATEMENTS

In preparing its financial statements, the Company adopted for the first-time all International Financial Reporting Standards and related interpretations and guidance issued by the International Accounting Standards Board (IASB). The Company applied the accounting policies defined above in all reporting periods, which include the opening balance sheet as at January 1, 2009.

The Company adopted the following optional exemptions of full retrospective application:

a)	Exemption for presenting the fair value of fixed assets as acquisition cost: The Company remeasured its fixed assets on the transition date at the fair value, as described in note 4.6.a.

b)	Exemption for measuring employee benefits: The Company recognized all actuarial gains and losses arising from employee benefit plan on the transition date against retained earnings. From that date onward, the Company also recognizes all the actuarial gains and losses in equity according to the paragraph 93A of IAS 19.

c)	Exemption related to the classification of financial instruments: The Company decided to classify and evaluate its financial instruments according to IAS 32 and IAS 39 on the transition date. Retroactive analyses to the original contracting date of the current financial instruments were not made on the transition date. All financial instruments contracted after the transition date were analyzed and classified on the contract date of the operations.

4.1	Effects of the adoption of the IFRS on the balance sheet

		January 1, 2009			December 31, 2009
			Effect of			Effect of
			adoption			adoption
		Brazilian	of		Brazilian	of
		GAAP	IFRS	IFRS	GAAP	IFRS	IFRS
CURRENT ASSETS
Cash and banks		12,986	-	12,986	58,080	-	58,080
Temporary cash investments		32,222	-	32,222	-	-	-
Trade receivables		34,362	-	34,362	30,820	-	30,820
Recoverable taxes		5,759	-	5,759	3,254	-	3,254
Inventories		29,715	-	29,715	24,130	-	24,130
Dividends and interest on
capital receivable		11,789	-	11,789	2,219	-	2,219
Prepaid expenses		268	-	268	153	-	153
Deferred taxes	(g)	2,357	(2,357)	-	1,074	(1,074)	-
Other receivables		1,365	-	1,365	559	-	559
Total current assets		130,823	(2,357)	128,466	120,289	(1,074)	119,215

NON-CURRENT ASSETS
Amounts due from parent
company		597	-	597	354	-	354
Recoverable taxes		4,324	-	4,324	3,056	-	3,056
Deferred taxes	(b)(d)(g)	-	2,751	2,751	-	1,356	1,356
Retirement benefit plan	(e)	-	-	-	-	249	249
Other receivables		198	-	198	198	-	198
Investment in associate	(f)	75,468	9,988	85,456	87,246	9,605	96,851
Other investments		25	-	25	25	-	25
Property, plant and equipment	(a)(c)	64,513	20,048	84,561	65,559	18,226	83,785
Intangible assets		471	-	471	344	-	344
Deferred charges	(b)	1,264	(1,264)	-	933	(933)	-
Total non-current assets		146,860	31,523	178,383	157,715	28,503	186,218

Total assets		277,683	29,166	306,849	278,004	27,429	305,433

CURRENT LIABILITIES
Trade payables		7,240	-	7,240	8,780	-	8,780
Borrowings and financing		28,803	-	28,803	10,793	-	10,793
Derivative transactions		4,385	-	4,385	-	-	-
Taxes and contributions
payable		1,554	-	1,554	2,152	-	2,152
Salaries payable		452	-	452	874	-	874
Accrued vacation and related
charges		2,214	-	2,214	2,513	-	2,513
Dividends and interest on
capital payable		14,316	-	14,316	4,930	-	4,930
Employee and management
profit sharing		2,253	-	2,253	2,781	-	2,781
Advances from customers		56	-	56	294	-	294
Amounts due to related
parties		1,334	-	1,334	-	-	-
Other payables	(d)	825	18	843	743	18	761
Total current liabilities		63,431	18	63,450	33,860	18	33,878

		January 1, 2009			December 31, 2009
			Effect of			Effect of
			adoption			adoption
		Brazilian	of		Brazilian	of
		GAAP	IFRS	IFRS	GAAP	IFRS	IFRS
NON-CURRENT LIABILITIES
Borrowings and financing		29,938	-	29,938	51,308	-	51,308
Amounts due to parent
company		864	-	864	-	-	-
Amounts due to related
parties		2,845	-	2,845	1,043	-	1,043
Contributions payable		1,370	-	1,370	2,301	-	2,301
	(a)(c)
Deferred taxes	(e)(g)	-	6,816	6,816	314	6,152	6,466
Other payables	(d)	314	202	516	391	202	594
Total long-term liabilities		35,331	7,018	42,349	55,357	6,355	61,712

SHAREHOLDERS’ EQUITY
Capital		105,000	-	105,000	105,000	-	105,000
Earnings reserve		73,921	-	73,921	83,787	-	83,787
	(a)(b)(c)
Retained earnings	(d)(e)(f)	-	22,129	22,129	-	21,056	21,056
Total shareholders’ equity		178,921	22,129	201,050	188,787	21,056	209,843

Total liabilities and
shareholders’ equity		277,683	29,166	306,849	278,004	27,429	305,433

4.2	Reconciliation of shareholders' equity

		January 1,	December 31,
		2009	2009
Total shareholders’ equity in accordance with Brazilian GAAP		178,921	188,787
Adoption of deemed cost	(a)	13,231	11,786
Derecognition of deferred charges	(b)	(944)	(726)
Capitalization of interest	(c)	-	368
Employee termination plan	(d)	(146)	(146)
Retirement benefit plan	(e)	-	168
Adoption of IFRS by associate Suspensys Sist. Autom. Ltda.	(f)	9,988	9,605
Total shareholders’ equity in accordance with IFRS		201,050	209,843

4.3	Effects of the adoption of the IFRS on the income statement

		Year ended December 31, 2009
		Brazilian	Effect of transition
		GAAP	of IFRS	IFRS
NET REVENUE		272,553	-	272,553
	(a)(b)
COST OF SALES AND SERVICES	(e)	(224,289)	(1,855)	(226,144)

GROSS PROFIT		48,264	(1,855)	46,409

OPERATING INCOME (EXPENSES)
Selling expenses		(9,206)	-	(9,206)
General and administrative expenses		(7,677)	-	(7,677)
Equity in associate	(f)	27,827	(531)	27,296
Other operating (expenses) income, net		(4,256)	-	(4,256)

PROFIT FROM OPERATIONS BEFORE
FINANCIAL INCOME (EXPENSES)		54,952	(2,386)	52,566

FINANCIAL INCOME (EXPENSES)
Financial income		6,922	-	6,922
Financial expenses	(c)	(4,924)	368	(4,556)
Exchange gains (losses), net		4,069	-	4,069

PROFIT BEFORE INCOME TAX AND SOCIAL
CONTRIBUTION		61,019	(2,018)	59,001

Income tax and social contribution
Current		(6,291)	-	(6,291)
Deferred	(a)(b)
	(c)(e)	(1,596)	634	(962)

NET PROFIT FOR THE YEAR		53,132	(1,384)	51,748

4.4	Reconciliation of net profit

		Year ended December 31,
		2009
Net profit for the year in accordance with
Brazilian GAAP		53,132
Adoption of deemed cost	(a)	(1,446)
Derecognition of deferred charges	(b)	218
Capitalization of interest	(c)	368
Retirement benefit plan	(e)	7
Adoption of IFRS by associate Suspensys Sist.	(f)
Autom. Ltda.		(531)
Net profit for the year in accordance with IFRS		51,748

4.5	Effects of the adoption of the IFRS on the statement of cash flows

			Year ended December 31, 2009
		Brazilian	Effect of transition
		GAAP	of IFRS	IFRS
Cash flows from operating activities	(c)	99,399	368	99,767
Cash flows from investing activities	(c)	(6,852)	(368)	(7,220)
Cash flows from financing activities		(47,454)	-	(47,454)

4.6	Notes to the reconciliation of the effects of the IFRS

a)	Deemed Cost

The Company elected to adopt the deemed cost, adjusting the opening balances at the transition date on January 1, 2009.

The fair values used in the adoption of the deemed cost were estimated by outside professionals (engineers) and, for this work, these professionals considered information about the use of the valued assets, technological changes occurred and in progress and the economic environment in which they operate, considering the planning and other business particularities of the Company. As part of the adoption of the deemed cost, the Company’s management conducted a valuation of the items included in the classes of land, buildings and machinery and equipment considered relevant, for purposes of adoption of the deemed cost at January 1, 2009. Additionally, the Company conducted a review of the estimated useful lives of these assets, with no changes in relation to the useful lives already used by the Company since 2009.

The effects of the adoption of the deemed cost at January 1, 2009 were:

	Balance at	Adjustment due to	Balance at
Class	12/31/2008	attribution of new cost	01/01/2009
Land	2,745	1,655	4,400
Buildings	9,693	2,169	11,862
Machinery and equipment	35,665	16,224	51,889
Total	48,103	20,048	68,151

With effects at January 1, 2009, property, plant and equipment increased by R$ 20,048, deferred income tax and social contribution in non-current liabilities increased by R$ 6,816, and retained earnings in shareholders’ equity increased by R$ 13,231 as a result of the adoption of the deemed cost. The decrease in net profit for 2009 was R$ 1,446.

The increases in depreciation expense in the income statements for the years ended December 31, 2010 and 2009 were R$ 2,176 and R$ 2,191, respectively, which caused a decrease in income tax and social contribution expense in those income statements by R$ 740 and R$ 745, respectively.

The Company estimated the effects of the adoption of the deemed cost on the depreciation expense for the current and future years as follows:

Increase in
Year	depreciation expense
2009	2,191
2010	2,176
2011	2,123
2012	2,018
2013	1,877
2014	1,782
2015	1,312
2016 and thereafter	4,914
Total depreciable items	18,393
Land (non-depreciable)	1,655
Total increase due to deemed cost	20,048

b)	Deferred charges

In accordance with previous accounting practices, the Company recorded in line item “deferred charges” preoperating expenses and restructuring costs that will contribute to the increase in the result for more than one fiscal year, which are being derecognized at the date of adoption of the new accounting practices. The effect of this change is a decrease in shareholders' equity at December 31, 2009 by R$ 726 (R$ 944 at January 1, 2009) and an increase in profit for 2009 by R$ 218.

c)	Capitalization of interest

In accordance with previous accounting practices, borrowing costs related to the construction of qualifying assets were recorded as financial expense in the income statement. With the adoption of IAS 23 – Borrowing Costs, borrowing costs related to the construction of qualifying assets are capitalized to the cost of the asset, during the construction period. The effect of this change is an increase in shareholders’ equity at December 31, 2009 and in profit for 2009 by R$ 368.

d)	Employee termination plan

The Company has an employee termination plan, which consists in granting a bonus to the employee at the date of his/her retirement, calculated based on the payment of 1.5 nominal salary for the employee at that date. With the adoption of IAS 19 – Employee Benefits, the Company currently accrues the best estimate of the present value of the expected disbursements for this benefit. The effect of this change at January 1 and December 31, 2009 is an increase in deferred tax assets by R$ 74, an increase in current liabilities by R$ 18, an increase in non-current liabilities by R$ 202, and a decrease in shareholders’ equity by R$ 146.

e)	Retirement benefit plan

The Company is the co-sponsor of the pension fund RANDONPREV, whose benefit plan is a defined contribution plan under the financial capitalization regime, with some benefit supplementations for employees, not covered by the defined contributions. With the adoption of IAS 19 – Employee Benefits, the Company currently recognizes this obligation as a defined benefit plan. Also, at the date of adoption of IFRS, the Company recognized all cumulative gains and losses in its opening balance sheet. The effect of this change is an increase in non-current assets by R$ 249, an increase in deferred tax liabilities by R$ 81, and an increase in shareholders’ equity at December 31, 2009 by R$ 168. In profit for 2009, the effect of this change was an increase by R$ 7 and an increase in other comprehensive income by R$ 161 (resulting in a total increase in comprehensive income by R$ 168).

f)	Adoption of IFRS by associate Suspensys Sistemas Automotivos Ltda. (“Suspensys”)

This investment in associate is accounted for under the equity method in the financial statements.

For the adoption of the IFRS, the amounts of the investment in Suspensys Sistemas Automotivos Ltda. were adjusted to reflect the adjustments made in the financial information on these investments due to the impacts of the new accounting standards. The new accounting practices that impacted the equity and profit of Suspensys Sistemas Automotivos Ltda. were the same that impacted the Company and are listed in items “a” to “e” above. The effect is an increase in the Company’s investments in associate and in retained earnings at December 31, 2009 by R$ 9,605 (R$ 9,988 at January 1, 2009), an increase in carrying value adjustments by R$ 10,315 (R$ 11,371 at January 1, 2009) and a decrease in retained earnings/accumulated losses by R$ 710 (R$ 1,383 at January 1, 2009).

The Company’s profit for 2009 was decreased by R$ 531 and other comprehensive income was increased by R$ 149 (resulting in a total increase in comprehensive income by R$ 382).

g)	Deferred taxes

In accordance with previous accounting practices, deferred taxes on temporary differences were recognized in the balance sheet over their expected period of realization. In accordance with the new accounting practices, these taxes are currently recognized as non-current assets or liabilities.

h)	Presentation of the statement of comprehensive income

In accordance with previous Brazilian GAAP, there was no requirement to present a statement of comprehensive income, which is required to be prepared since 2009.

5. CASH AND CASH EQUIVALENTS

Short-term investments refer to bank certificates of deposit (CDBs), linked to the variation of the interbank certificates of deposit (CDI). The yield on these short-term investments is as follows:

	12/31/2010	12/31/2009	01/01/2009
Cash and banks	412	467	191
Cash in transit	1,708	-	-
Temporary cash investments:
CDB – 97.50% to 99.99% of CDI	87	33	19
CDB – 100.00% to 100.99% of CDI	25,309	10,079	3,612
CDB – 101.00% to 101.99% of CDI	-	1,547	2,034
CDB – 102.00% to 102.99% of CDI	-	521	4,515
CDB – 103.00% to 103.99% of CDI	6,413	9,475	2,615
CDB – 104.00% to 104.99% of CDI	35,927	30,540	-
CDB – 105.00% to 105.99% of CDI	35,417	5,418	-
	103,153	57,613	12,795
Total	105,273	58,080	12,986

6. SHORT-TERM INVESTMENTS

At January 1, 2009, in addition to the investments linked to CDI stated in note 5, the Company had R$ 32,222 in investments with fixed rate, with restrictions on early redemption and yield from 14.38% to 15.23% per annum.

7. TRADE RECEIVABLES

Trade receivables are as follows:

	12/31/2010	12/31/2009	01/01/2009
Trade receivables from third parties – domestic	23,313	19,437	15,776
Trade receivables from third parties – foreign	49	748	2,648
Trade receivables from related parties – domestic	11,066	3,994	3,718
Trade receivables from related parties – foreign	3,878	6,641	12,220
Total	38,306	30,820	34,362

Trade receivables include amounts that are past due at the end of the reporting period for which the Company has not recognized an allowance for doubtful debts because there has not been a significant change in credit quality and the amounts are still considered recoverable, through negotiation with customers. The aging of past-due trade receivables for which an allowance for doubtful debts was not recorded is as follows:

	12/31/2010	12/31/2009	01/01/2009
1 to 30 days	4,231	6,157	7,807
31 to 60 days	1,400	455	2,167
61 to 90 days	281	617	894
91 to 180 days	477	345	740
Over 180 days	128	324	300
Past-due amounts	6,517	7,898	11,908
Falling due amounts	31,789	22,922	22,454
Total	38,306	30,820	34,362

8. RECOVERABLE TAXES

Recoverable taxes are as follows:

	12/31/2010	12/31/2009	01/01/2009
Tax on revenue (PIS)	59	66	49
State VAT (ICMS)	781	1,442	2,356
ICMS on purchases of property, plant and equipment	1,153	2,747	3,597
Tax on revenue (PIS)	-	21	70
PIS on purchases of property, plant and equipment	197	343	426
Tax on revenue (COFINS)	-	112	351
COFINS on purchases of property, plant and equipment	908	1,579	1,964
Social contribution	-	-	1,182
Other	-	-	88
Total	3,098	6,310	10,083

Current	1,464	3,254	5,759
Non-current	1,634	3,056	4,324

Recoverable taxes in non-current assets comprise ICMS, PIS and COFINS on purchases of property, plant and equipment for which the realization, pursuant to current applicable legislation, occurs in 48 monthly installments. Of the ICMS balance, R$ 699 at December 31, 2009 and R$ 1,211 at January 1, 2009 refers to the purchase of ICMS credit balance from Randon S/A and will be offset pursuant to the schedule prepared by the Rio Grande do Sul State Finance Department.

9. INVENTORIES

Inventories comprise:

	12/31/2010	12/31/2009	01/01/2009
Finished products	3,812	1,413	1,896
Work in process	9,585	6,372	9,363
Raw materials	13,673	13,677	17,964
Inventories in transit	1,266	1,176	490
Advances to suppliers	121	245	392
Imports in transit	1,911	1,247	1,999
Allowance for inventory losses	-	-	(2,389)
Total	30,368	24,130	29,715

10. INVESTMENTS – INVESTMENT IN ASSOCIATE

The movement in investment in associate Suspensys Sistemas Automotivos Ltda. is as follows:

Changes in the investment during the year	12/31/2010	12/31/2009
Opening balance	96,851	85,456
Interest on capital receivable	(5,100)	(4,592)
Reversal of dividends	-	1,216
Dividends receivable	(10,102)	-
Dividends received	(4,995)	(12,674)
Equity in associate (a)	43,316	27,296
Other comprehensive income	32	149
Closing balance	120,002	96,851

(a) As established in the joint venture agreement and ratified by the shareholders in the minutes of meeting for approval of the profit allocation, Randon S.A. – Implementos e Participações, also shareholder of Suspensys, is entitled to receive disproportionate dividends, in an amount corresponding to the Fundopem tax benefit received by Suspensys (which amounted R$ 11,763 in 2010 and R$ 13,013 in 2009), which was a VAT reduction received by Suspensys until October, 2010 (when the benefit expired). The Company adjusted net income of each year to eliminate the impact of the tax incentive as detailed below:

	12/31/2010	12/31/2009
Suspensys’ net income	93,218	64,345
(Less) Disproportional dividend to Randon related to tax incentive	(11,763)	(13,013)
Basis for equity method	81,455	51,332
Master ownership on Suspensys	53.177%	53.177%
Equity in associate for the year	43,316	27,296

Of the total dividends and interest on capital payable by Suspensys during the year, R$ 14,437 had not been paid up to December 31, 2010 (R$ 2,219 at December 31, 2009 and R$ 11,789 at January 1, 2009).

The summarized financial information on Suspensys Sistemas Automotivos is as follows:

	12/31/2010	12/31/2009	01/01/2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	177,575	112,087	33,361
Trade receivables	90,027	71,776	66,973
Inventories	53,292	53,217	52,241
Other current assets	6,078	12,388	14,521
Total current assets	326,972	249,468	167,096

NON-CURRENT ASSETS
Property, plant and equipment	124,714	121,405	118,292
Other non-current assets	12,788	7,057	11,529
Total non-current assets	137,502	128,462	129,821

Total assets	464,474	377,930	296,917

	12/31/2010	12/31/2009	01/01/2009
LIABILITIES
CURRENT LIABILITIES
Trade payables	35,654	48,915	19,000
Borrowings and financing	15,702	11,138	22,555
Dividends and interest on capital	37,022	4,174	22,170
Other current liabilities	26,042	18,355	19,221
Total current liabilities	114,420	82,582	82,946

NON-CURRENT LIABILITIES
Borrowings and financing	105,985	89,360	34,846
Deferred taxes	11,639	11,613	11,015
Other non-current liabilities	6,765	5,382	3,722
Total non-current liabilities	124,389	106,355	49,583

SHAREHOLDERS’ EQUITY	225,665	188,993	164,388

Total liabilities and shareholders’ equity	464,474	377,930	296,917

	2010	2009
INCOME STATEMENT FOR THE YEAR
Net revenue	1,011,273	643,835
Cost of sales	(839,460)	(539,112)
GROSS PROFIT	171,813	104,723

Operating expenses, net	(53,646)	(25,858)
Financial income, net	5,924	2,787

PROFIT BEFORE TAXES	124,091	81,652

Income tax and social contribution	(30,873)	(17,307)

NET PROFIT FOR THE YEAR	93,218	64,345

11. PROPERTY, PLANT AND EQUIPMENT

a)	Analysis of balances

	12/31/2010	12/31/2009	01/01/2009
Cost	159,274	152,191	145,013
Accumulated depreciation	(75,128)	(68,406)	(60,452)
	84,146	83,785	84,561

	Annual		12/31/2010		12/31/2009	01/01/2009
	depreciation		Accumulated
	rate (%)	Cost	depreciation	Net	Net	Net
Land	-	4,400	-	4,400	4,400	4,400
Buildings	1,69	26,481	(4,841)	21,640	19,959	11,862
Machinery and equipment	10,47	100,949	(52,628)	48,321	50,787	51,889
Molds and dies	13,16	17,362	(13,277)	4,085	4,762	5,495
Furniture and fixtures	9,53	5,295	(2,260)	3,035	1,562	1,540
Vehicles	16,23	1,913	(1,146)	767	937	1,032
Computer equipment	19,75	1,334	(976)	358	273	268
Advances to suppliers	-	21	-	21	137	614
Property, plant and equipment
in progress	-	1,519	-	1,519	968	7,461
Total		159,274	(75,128)	84,146	83,785	84,561

b)	Movement in cost
	Balances at				Balances at
	01/01/2009	Additions	Disposals	Transfers	12/31/2009
Land	4,400	-	-	-	4,400
Buildings	16,026	456	-	7,910	24,392
Machinery and equipment	94,121	2,352	(12)	2,340	98,801
Molds and dies	16,000	614	-	67	16,681
Furniture and fixtures	3,084	283	-	13	3,380
Vehicles	2,190	44	-	-	2,234
Computer equipment	1,117	81	-	-	1,198
Advances to suppliers	614	73	-	(550)	137
Property, plant and equipment in
progress	7,461	3,287	-	(9,780)	968
Total	145,013	7,190	(12)	-	152,191

	Balances at				Balances at
	01/01/2010	Additions	Disposals	Transfers	12/31/2010
Land	4,400	-	-	-	4,400
Buildings	24,392	667	-	1,422	26,481
Machinery and equipment	98,801	3,437	(1,367)	78	100,949
Molds and dies	16,681	596	(3)	88	17,362
Furniture and fixtures	3,380	1,735	(41)	221	5,295
Vehicles	2,234	95	(185)	(231)	1,913
Computer equipment	1,198	182	(46)	-	1,334
Advances to suppliers	137	-	-	(116)	21
Property, plant and equipment
in progress	968	2,013	-	(1,462)	1,519
Total	152,191	8,725	(1,642)	-	159,274

c)	Movement in accumulated depreciation
	Balances at				Balances at
	01/01/2009	Additions	Disposals	Transfers	12/31/2009
Buildings	(4,164)	(269)	-	-	(4,433)
Machinery and equipment	(42,232)	(5,791)	9	-	(48,014)
Molds and dies	(10,505)	(1,414)	-	-	(11,919)
Furniture and fixtures	(1,544)	(274)	-	-	(1,818)
Vehicles	(1,158)	(139)	-	-	(1,297)
Computer equipment	(849)	(76)	-	-	(925)
Total	(60,452)	(7,963)	9	-	(68,406)

	Balances at				Balances at
	01/01/2010	Additions	Disposals	Transfers	12/31/2010
Buildings	(4,433)	(408)	-	-	(4,841)
Machinery and equipment	(48,014)	(5,966)	1,352	-	(52,628)
Molds and dies	(11,919)	(1,358)	-	-	(13,277)
Furniture and fixtures	(1,818)	(371)	38	(109)	(2,260)
Vehicles	(1,297)	(118)	160	109	(1,146)
Computer equipment	(925)	(96)	45	-	(976)
Total	(68,406)	(8,317)	1,595	-	(75,128)

d)	Assets pledged as collateral

Machinery and equipment with residual values of R$ 911 and R$ 1,048 were pledged as collateral for the financing from the National Bank for Economic and Social Development (BNDES), by the Company and its associate Suspensys Sistemas Automotivos Ltda., respectively.

12. INTANGIBLE ASSETS

	Annual	Balance at		Balance at		Balance at
	amortization rate	01/01/2009	Additions	12/31/2009	Additions	12/31/2010
Software:
Cost	20%	1,263	30	1,293	54	1,347
Accumulated amortization		(792)	(157)	(949)	(135)	(1,083)
		471	(127)	344	(81)	264
Intangible assets in
progress		-	-	-	4,154	4,154
		471	(127)	344	4,073	4,418

Intangible Assets refer to software licenses and expenses on the implementation of the Company’s new integrated management system (ERP), for which the beginning of utilization is expected for 2011.

13. BORROWINGS AND FINANCING

The purpose of the financing was the installation of plants, development of quality processes, export and import financing, and financing of imported machines. The financing was obtained from several Financial Institutions by means of funds raised by these institutions with the BNDES.

Borrowings and financing are as follows:

Type:	Annual financial charges	12/31/2010	12/31/2009	01/01/2009
Working capital / exports
Bank Credit Note - Exin	4.50%	60,580	32,595	-
Bank Credit Note - Exin	TJLP plus 2.70%	-	-	12,543
Financing ACC	US dollar plus 5.25% to 5.80%	-	-	5,018
Financing
Financing BNDES	TJLP plus 2.5% to 5%	12,202	18,377	24,717
FINEP	4% plus the amount exceeding 6% of TJLP	1,919	4,413	6,899
FINAME	UMBNDES (foreign currencies) plus 4%	-	144	427
	4% to 5.5% plus the amount exceeding 6% of
FINAME	TJLP	12	495	1,374
FININP	US dollar plus LIBOR + 1% to 4.4%	1,928	2,881	4,583
Financing BNDES	US dollar plus 2.5% p.a.	1,011	1,508	2,629
FUNDOPEM – ICMS	IPCA plus 3%	5,392	1,688	551
Total		83,044	62,101	58,741
Current		8,600	10,793	28,803
Non-current		74,444	51,308	29,938

The maturities of the long-term portions of the financing are as follows:

Maturity	12/31/2010	12/31/2009	01/01/2009
2010	-	-	11,110
2011	-	8,479	8,913
2012	38,844	38,910	6,910
2013	30,327	2,400	2,509
2014	283	225	73
2015	679	226	74
2016 and thereafter	4,311	1,068	349
Total	74,444	51,308	29,938

Financing from BNDES and Banco Votorantim are collateralized by sureties and letter of guarantee of the shareholder Randon S.A. Implementos e Participações.

FUNDOPEM – ICMS

Refers to ICMS tax incentives granted to the Company through financing of 60% of the ICMS due every month. This incentive is calculated monthly and is conditioned to the generation of direct and indirect jobs, the making of investments, and the fulfillment of contractual obligations with Banco do Estado do Rio Grande do Sul and Caixa Estadual S.A. – Agência de Fomento.

The incentive amounts are subject to the levy of charges at effective rates of 3.00% per annum or 0.246627% per month, plus adjustment for inflation calculated based on the monthly variation of the IPCA/IBGE or another index defined by the Managing Council of FUNDOPEM/RS.

The benefit period is for eight years, starting in December 2006 and ending in November 2014, with amount released for use corresponding to 1,479,042.54 FUNDOPEM-RS incentive units (equivalent to R$ 23,487 at December 31, 2010). The benefit has a grace period of 51 months and settlement scheduled to occur 90 months after the end of the grace period, with the last installment on December 21, 2018.

14. RELATED-PARTY TRANSACTIONS

The transactions and balances with related parties are as follows:

	Randon Group (*)			ArvinMeritor Group (**)			Total
	12/2010	12/2009	01/2009	12/2010	12/2009	01/2009	12/2010	12/2009	01/2009
Trade receivables – net	1,521	2,080	1,583	13,423	8,555	14,355	14,944	10,635	15,938
Interest on capital receivable	4,335	2,219	2,795	-	-	-	4,335	2,219	2,795
Dividends receivable	10,102	-	8,994	-	-	-	10,102	-	8,994
Amounts due from parent company	96	354	597	-	-	-	96	354	597
Other receivables	255	243	243	-	-	-	255	243	243
Trade payables	217	550	1,199	216	211	1,558	433	761	2,757
Interest on capital payable	4,765	2,515	3,827	4,579	2,415	3,677	9,344	4,930	7,504
Dividends payable	6,465	-	3,475	6,212	-	3,337	12,677	-	6,812
Amounts due to related parties - current	151	-	-	-	-	1,334	151	-	1,334
Amounts due to parent company	-	-	864	-	-	-	-	-	864
Amounts due to related parties – non-
current	1,205	1,043	-	-	-	2,845	1,205	1,043	2,845

	2010	2009		2010	2009		2010	2009
Sales of goods – net	92,312	55,613		118,183	38,865		210,495	94,478
Purchases of goods and services - net	29,231	18,541		3,708	3,889		32,939	22,430
Financial income	-	1		-	-		-	1
Financial expenses	-	55		-	-		-	55
Commission expenses	291	262		-	-		291	262
Administrative expenses	4,234	2,599		-	-		4,234	2,599

(*) Includes:
Randon S.A. Implementos e Participações (Parent Company), Fras-Le S.A., Fras-Le Argentina S.A., Fras-Le Andina Comercio y Representacion Ltda., Jost Brasil Sistemas Automotivos Ltda., Randon Implementos, Randon Argentina, Suspensys Sistemas Automotivos Ltda., and Castertech Fundição e Tecnologia Ltda.

(**) Includes:
ArvinMeritor do Brasil Sistemas Automotivos Ltda., Meritor Automotive Inc., Meritor Heavy Vehicle Systems LLC., Meritor Hvs Ltd, ArvinMeritor Qri,, Arvin Meritor Inc. ArvinMeritor CVS, ArvinMeritor Frankfurt, and Sisamex Sistemas Automotrices.

Loans with directors and managers are presented under “other payables”, in the amount of R$ 384 (current) and R$ 256 (non-current) at December 31, 2010 (R$ 362 - current and R$ 390 non-current at December 31, 2009, and R$ 501 - current and R$ 313 - non-current at January 1, 2009). These balances are inflation-adjusted based on financial market rates (“DI-extra” published by the Brazilian Association of Financial Market Institutions - Andima). Interest expense on these transactions was R$ 57 in 2010 and R$ 85 in 2009.

Management compensation and profit sharing was R$ 1,116 in 2010 (R$ 834 in 2009).

Amounts due to (from) the parent company Randon S.A. Implementos e Participações are subject to financial market rates (“DI-extra” published by Andima).

Amounts due to related parties refer to accounts payable to Arvin Meritor Inc. for imports of machines by the Company.

Trading transactions

Trading transactions carried out with related parties follow specific prices and terms established in the joint venture agreement between the parties, which could be different if carried out with unrelated parties.

15. RETIREMENT BENEFIT PLAN

The Company is the co-sponsor of the pension fund RANDONPREV, together with other Random companies, whose benefit plan is a defined contribution plan under the financial capitalization regime, with some benefit supplementations for employees, not covered by the defined contributions. This minimum benefit is defined based on a percentage of the nominal salary per annum worked for the Company, credited in a lump sum at the beneficiary’s account with RANDONPREV. The latest valuation of the plan assets and of the present value of the minimum benefit was performed at December 31, 2010, using the projected unit credit method and the determined balance of R$ 371 at December 31, 2010 (R$ 249 at December 31, 2009), corresponding to the Company’s benefit, is recorded in assets.

16. RESERVE FOR CONTINGENCIES AND CONTINGENT LIABILITIES

The position of contingent liabilities at December 31, 2010 is as follows:

Nature of	Likelihood of loss
contingent liability	Probable	Possible
Tax	-	7,803
Social security	333	2,032
Labor	110	378
Total	443	10,213

The Company is also a party to administrative proceedings for which, based on the opinion of its legal counsel and in conformity with Brazilian accounting practices, no reserve for contingencies was recorded since they were classified as possible or remote likelihood of loss. The main lawsuits are as follows:

Tax

a)	IPI presumed credit – Refers to notices issued by the Federal Revenue Office in the total amount of R$ 1,475, through which the tax authorities denied the Company’s request for refund of presumed credit and required the payment of the corresponding tax. The amount includes principal, fine and interest; and

b)	Disallowance of ICMS presumed credit on purchase of steel – Refers to notices issued by the Rio Grande do Sul State Finance Department in the total amount of R$ 6,328, through which the tax authorities confirmed the award of the tax benefit in an amount higher than permitted by legislation. The amount includes principal, fine and interest.

Social security

a)	Refers to INSS delinquency notices totaling R$ 2,032, due to non-payment of payroll charges on the payment of employee profit sharing.

17. FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial assets and liabilities were determined based on available market information and appropriate valuation methodologies. However, considerable judgment was required in interpreting market data to produce the most adequate estimate of the fair value. As a consequence, the following estimates do not necessarily indicate the amounts that could be realized in a current exchange market. The use of different market methodologies may have a material effect on the estimated fair values.

These instruments are managed by means of operating strategies aimed at liquidity, profitability and security. The control policy consists in ongoing monitoring of contracted rates against market rates. The Company does not make speculative investments in derivatives or any other risk assets.

Analysis of balances

In compliance with CVM Instruction 235/95, the carrying amounts and fair values of financial instruments included in the balance sheet are identified below:

	12/31/2010		12/31/2009		01/01/2009
	Carrying	Fair	Carrying	Fair	Carrying	Fair
Description	amount	value	amount	value	amount	value
Cash equivalents	103,153	103,153	57,613	57,613	12,795	12,795
Short-term investments (2)	-	-	-	-	32,222	32,222
Trade receivables (2)	38,306	38,306	30,820	30,820	34,362	34,362
Borrowings and financing (3)
In local currency	80,105	80,105	57,568	57,568	46,084	46,084
In foreign currency	2,939	2,939	4,533	4,533	12,657	12,657
Derivative transactions ( non-
deliverable forward ) (1)	-	-	-	-	4,385	4,385

(1)	Designated at fair value through profit or loss

(2)	Loans and receivables measured at amortized cost

(3)	Financial liabilities measured at amortized cost

Financial instruments that are recognized in the financial statements at their carrying amount are substantially similar to the amount that would be obtained if they were traded in the market. However, as they do not have an active market, there can be variations if the Company decides to settle them in advance.

The fair value measurement of the derivate transactions were derived from inputs other than quoted prices that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices) (level 2 in fair value hierarchy).
  Derivate transactions
The Company has as policy the elimination of market risks, avoiding assuming positions exposed to fluctuations in fair values and operating only with instruments that permit to control these risks. Derivative contracts comprise non-deliverable forward (NDF) transactions and are accounted for at their fair value.
  Limitations
The fair values were estimated at the end of the reporting period, based on “relevant market information”. Any changes in assumptions may significantly affect the presented estimates.
  Financial risk management
The Company is exposed to the following risks associated to the utilization of its financial instruments:

i.	credit risk

ii.	foreign exchange rate risk

iii.	interest rate risk

iv.	price risk

The Company, through its Parent Company, has a Currency Hedge Policy, prepared by the Planning and Finance Committee and approved by the Executive Officers. The purpose of the policy is to standardize the procedures of the group Companies, in order to define responsibilities and limits in transactions involving currency hedge, reducing the effects of foreign currency exchange rates on the inflows in foreign currency projected by the cash flow, without speculative purposes.

The basis used is the cash flow in foreign currency projected monthly for the following twelve months, based on the Strategic Plan projections or on the current expectation of each group company. The instruments used are conservative and previously approved by the same committee. In contracted transactions the instruments are Non Deliverable Forward” (NDF), the rate to be pursued should be equal to or higher than the one included in the Annual Business Plan of the companies. All transactions are controlled by the Parent Company’s Financial Officers and informed to the Executive Committee.

a.	Credit risk

The Company's sales policies are contingent on the credit policies defined by Management and are intended to minimize eventual problems arising from the default of its customers. This objective is achieved by Management by means of a strict selection of the customer portfolio, which considers the ability to pay (credit analysis). The concentration of credit risk is limited due to the fact that the customer base is large and unrelated.

b.	Foreign exchange rate risk

The Company’s results are subject to significant variations, due to the effects of the volatility of the exchange rate on assets and liabilities denominated in foreign currencies, mainly the US dollar, which closed the year with a negative variation of 4.31% (negative variation of 25.49% in 2009).

The Company is exposed to currency risk (foreign exchange risk) on sales, purchases and borrowings that are denominated in a currency different from the Company’s functional currency, the Real.

NDF - Non Deliverable Forward

In these transactions the Company has duties and obligations based on a quotation previously contracted upon their maturity. The changes in the fair value of these transactions are recognized in profit or loss. At December 31, 2010 and 2009, the Company had no outstanding NDF transaction.

The Company’s net exposure to foreign exchange rate risk is as follows:

	12/31/2010	12/31/2009	01/01/2009
A. Borrowings/financing	(2,939)	(4,533)	(12,657)
B. Trade payables	(461)	(1,148)	(6,788)
C. Trade receivables	4,727	7,389	14,868
D. Non Deliverable Forward	-	-	(4,385)
E. Net exposure (A+B+C+D)	1,327	1,708	(8,962)

An eventual appreciation of the Real by 2% against the US dollar at December 31 would have increased the equity and profit by R$ 27. This analysis is based on the variation of the foreign currency exchange rate that the Company considered as reasonably possible at the end of the reporting period. The analysis considers that all other variables, especially interest rates, are kept constant.

An eventual depreciation of the Real against the US dollar at December 31 would have the same effect, although with an opposite result, considering that all other variables would remain constant.

c.	Interest rate risk

The Company’s result is subject to significant variations due to borrowings and financing contracted at floating interest rates.

The Company does not have derivative financial instruments to manage its exposure to interest rates.

An increase of 1% in annual interest rates would have increased the Company’s borrowings and financing balance by R$ 830 at December 31, 2010 (R$ 621 at December 31, 2009 and R$ 587 at January 1, 2009).

d.	Price risk

Arises from the possibility of fluctuations in the market prices of products sold or produced by the Company and of other inputs used in the production process. These price fluctuations may cause substantial changes in the Company’s revenues and costs. In order to mitigate these risks, the Company conducts an ongoing monitoring of local and foreign markets, seeking to anticipate price movements.

e.	Estimated fair values

The fair values were estimated at the end of the reporting period, based on “relevant market information”. Any changes in assumptions and in financial market transactions may significantly affect the presented estimates. The methods and assumptions adopted by the Company to estimate the disclosure of the fair value of its derivatives are described below:

The fair value is generally based on market price quotations for assets or liabilities with similar features. Should these market prices not be available, the fair values are based on market operators’ quotations, pricing models, discounted cash flow or similar techniques, for which the fair value determination may require judgment or significant estimates by management. For derivative financial instruments, market price quotations are used to determine the fair value of these instruments. The Company does not intend to settle these contracts before their maturity.

The table below shows the carrying amounts and estimated fair values of the Company’s derivatives. The outstanding nominal amounts exposed to the variation of the US currency, as well as their related fair values, are as follows:

	01/01/2009	01/01/2009	01/01/2009	01/01/2009
Fair Value –
	Notional	Notional	Carrying	in thousands
	Amount – in	Amount – in	Amount– in	of R$ -
	thousands	thousands of	thousands of	(credit) /
Description	of US$	R$	R$	debit
NDF	8,400	14,455	(4,385)	(4,385)

	12/31/2009	12/31/2009	12/31/2009	12/31/2009	2009
				Fair Value –	in thousands of R$
	Notional	Notional	Carrying	in thousands	(credit) / debit
	Amount – in	Amount – in	Amount – in	of R$ -
	thousands	thousands of	thousands of	(credit) /	Amount	Amount
Description	of US$	R$	R$	debit	received	paid
NDF	-	-	-	-	1,446	579

The liability amounts presented at January 1, 2009 for NDF transactions are classified as derivative transactions. All these transactions were settled during 2009 and, therefore, there are no outstanding positions in the balance sheets as at December 31, 2010 and 2009.

The maturities of these transactions are summarized below, with their notional amounts, in thousands of dollars:

	01/01/2009
		From 31 to	From 181 to
Description	Up to 30 days	180 days	365 days	Total
NDF	700	3,500	4,200	8,400

18. CAPITAL

Subscribed capital is represented by 105,000 shares with par value of R$ 1.00 each, and its composition by shareholder is as follows (for all reporting periods):

Shareholder	R$	%
Randon S.A. Implementos e Participações	53,550	51
Arvinmeritor do Brasil Sistemas Automotivos Ltda.	51,450	49
Total	105,000	100

19. DIVIDENDS AND INTEREST ON CAPITAL

Dividends

Of the profit for the year, the articles of association establish the distribution of 25% of such profit as mandatory dividend. After excluding the amounts already paid as interest on capital during the year, R$ 12,677 was accrued in 2010 (R$ 11,800 in 2009).

In addition to the mandatory minimum dividend (calculated considering the amounts already paid as interest on capital during the year), in 2010 the Company’s shareholders approved the distribution of R$ 8,400 as dividends from prior years (R$ 21,107 in 2009).

Interest on capital

For the year ended December 31, 2010, the Company recorded interest on capital of R$ 10,990 (R$ 10,358 in 2009), using as a basis the TJLP rate for the period from January to December of each year, applied to shareholders’ equity, considering the higher of 50% of the profit for the year before income tax or 50% of the retained earnings.

As provided for in the tax legislation, the amount recorded as interest on capital was fully deducted in the calculation of income tax and social contribution, and the tax benefit from this deduction was R$ 3,738 (R$ 3,522 in 2009). For purposes of conformity of the presentation of the financial statements, such interest was treated as distribution of profits and presented as reduction of retained earnings, in shareholders’ equity.

Additionally, the Company recognized financial income related to interest on capital receivable from the associate Suspensys Sistemas Automotivos Ltda. totaling R$ 5,100 (R$ 4,592 in 2009) which, for purposes of disclosure and conformity with accounting principles, was reclassified from line item “financial income” to “investments”, in assets.

20. SALES REVENUE

The reconciliation between the revenue recognized for tax purposes and the revenue presented in the income statement for the year is as follows:

	2010	2009
Gross revenue for tax purposes	559,762	356,736
Less:
Taxes on sales	(123,614)	(80,025)
Sales returns	(984)	(872)
Discount to present value on installment sales	(3,744)	(2,342)
Difference of criterion for accounting recognition (a)	(254)	(944)
Net revenue recognized in the income statement	431,166	272,553

(a)	Refers to the difference of criterion for recognition of sales of goods for tax purposes (based on invoice issuance) and the accounting policy for revenue recognition detailed in note 3.4.

21. EXPENSES BY NATURE

As required by corporate law, the Company is required to present the income statement by function. Therefore, the analysis of operating expenses by nature is as follows:

	2010	2009
Raw materials and auxiliary materials	274,454	177,796
Depreciation and amortization	8,452	8,120
Personnel	43,968	28,990
Production freight	1,559	525
Freight on sales	8,024	4,416
Costs of third-party services	11,307	7,702
Asset upkeep costs	8,419	3,848
Other expenses	22,217	15,886
Total	378,400	247,283

These expenses were classified as follows in the income statement (presented by function):

	2010	2009
Cost of sales and services	347,602	226,144
Selling expenses	14,520	9,206
General and administrative expenses	10,623	7,677
Other operating expenses, net	5,655	4,256
Total	378,400	247,283

22. INCOME TAX AND SOCIAL CONTRIBUTION

Income tax and social contribution expense

The income tax and social contribution expense for the years ended December 31 is reconciled at statutory rates, as follows:

	2010		2009
	Income	Social	Income	Social
	tax	contribution	tax	contribution
Profit before income tax
and social contribution	102,073	102,073	59,001	59,001
Applicable rate	25%	9%	25%	9%
Income tax and social contribution
at nominal rates	25,518	9,186	14,750	5,310
Effect of taxes on:
Interest on capital expense	(2,748)	(989)	(2,589)	(932)
Interest on capital income	1,275	459	1,148	413
Equity in associates	(10,829)	(3,898)	(6,824)	(2,457)
Other	(1,465)	(547)	(905)	(354)
	(13,767)	(4,975)	(9,170)	(3,330)
Income tax and social contribution
before deductions	11,751	4,211	5,580	1,980
Income tax deductions and other adjustments	(602)	-	(248)	(59)
Income tax and social contribution expense	11,149	4,211	5,332	1,921

Current income tax and social contribution	11,896	4,571	4,540	1,751
Deferred income tax and social contribution	(747)	(360)	792	170

Analysis of deferred income tax and social contribution

	12/31/2010		12/31/2009		01/01/2009
	Temporary	Deferred	Temporary	Deferred	Temporary	Deferred
Temporary differences	difference	taxes	difference	taxes	difference	taxes
Allowance for inventory losses	-	-	-	-	2,389	812
Accrued profit sharing	3,887	1,322	2,781	946	-	-
Derivative transactions	-	-	-	-	4,385	1,491
Provision for warranty claims	146	49	146	49	65	22
Reserve for contingencies	443	151	-	-	-	-
Provision for collective
bargaining	115	39	63	21	48	16
Provision for employee
termination	282	96	220	75	220	75
Deferred asset recorded for tax
purposes	609	207	609	207	941	320
Other temporary additions	414	141	171	58		15
Total Assets		2,005		1,356		2,751

Incentive depreciation Law
11774	(2,279)	(570)	(1,256)	(315)	-	-
Cost attributed to property,
plant and equipment	(15,681)	(5,331)	(17,857)	(6,071)	(20,048)	(6,816)
Retirement benefit plan	(361)	(123)	(238)	(80)	-	-
Total Liabilities		(6,024)		(6,466)		(6,816)

Movement in deferred income tax and social contribution

		Recognized	Recognized in
		in	other
	Balances at	income for	comprehensive	Balances at
Temporary differences	01/01/2009	the year	income	12/31/2009
Allowance for inventory losses	812	(812)	-	-
Accrued profit sharing	-	946	-	946
Derivative transactions	1,491	(1,491)	-	-
Provision for warranty claims	22	27	-	49
Provision for collective bargaining	15	6	-	21
Provision for employee termination	75	-	-	75
Deferred asset recorded for tax purposes	320	(113)	-	207
Other temporary additions	16	42	-	58
	2,751			1,356

Incentive depreciation Law 11774	-	(315)	-	(315)
Cost attributed to property, plant and
equipment	(6,816)	745	-	(6,071)
Retirement benefit plan	-	3	(83)	(80)

Total recognized in the year	(6,816)	(962)	(83)	(6,466)

			Recognized in
		Recognized in	other
	Balances at	income for	comprehensive	Balances at
Temporary differences	01/01/2010	the year	income	12/31/2010
Accrued profit sharing	946	376	-	1,322
Provision for warranty claims	49	-	-	49
Reserve for contingencies	-	151	-	151
Provision for collective bargaining	21	18	-	39
Provision for employee termination	75	21	-	96
Deferred asset recorded for tax purposes	207	-	-	207
Other temporary additions	58	83	-	141
	1,356			2,005

Incentive depreciation Law 11774	(315)	(255)	-	(570)
Cost attributed to property, plant and
equipment	(6,071)	740	-	(5,331)
Retirement benefit plan	(80)	(27)	(16)	(123)

Total recognized in the year	(6,466)	1,107	(16)	(6,024)

23. FINANCIAL INCOME (EXPENSES)

     Financial income (expenses), net for the years ended December 31 are as follows:

	2010	2009
Financial income
Yield on short-term investments	7,211	4,374
Interest received and discounts obtained	409	168
Discount to present value of trade receivables	3,662	2,380
	11,282	6,922
Financial expenses
Interest on borrowings and financing	(3,572)	(3,320)
Bank expenses	(949)	(760)
Discount to present value of trade payables	(866)	(476)
	(5,387)	(4,556)
Exchange rate change
Exchange gains on items classified in liabilities	3,728	8,653
Exchange losses on items classified in assets	(3,632)	(4,584)
	96	4,069

Financial income (expenses), net	5,991	6,435

Suspensys Sistemas
Automotivos Ltda.

Financial Statements as of December 31, 2010
And 2009 And January 1, 2009 and for the Years
Ended December 31, 2010 and 2009 and
Independent Auditors’ Report

Deloitte Touche Tohmatsu Auditores Independentes

INDEPENDENT AUDITORS’ REPORT

We have audited the accompanying balance sheets of Suspensys Sistemas Automotivos Ltda. (the “Company”), a company incorporated in Brazil, as of December 31, 2010 and 2009 and January 1, 2009 and the related statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and January 1, 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with the International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB).

May 6, 2011

/s/ DELOITTE TOUCHE TOHMATSU Auditores Independentes
DELOITTE TOUCHE TOHMATSU Auditores Independentes
Porto Alegre, Brazil

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

BALANCE SHEETS AS OF DECEMBER 31, 2010, 2009 AND JANUARY 1, 2009
(In thousands of Brazilian reais - R$)

ASSETS	Note	12/31/2010	12/31/2009	1/1/2009
CURRENT ASSETS
Cash and cash equivalents	5	177,575	112,087	33,361
Trade receivables	6	90,027	71,776	66,973
Recoverable taxes	7	4,310	11,252	12,820
Inventories	8	53,292	53,217	52,241
Amounts due from parent company	12	369	368	-
Other receivables		1,399	768	1,701
Total current assets		326,972	249,468	167,096

NON-CURRENT ASSETS
Amounts due from parent company	12	114	485	880
Recoverable taxes	7	1,046	2,302	5,814
Deferred taxes	21	4,523	3,008	3,650
Retirement benefit plan	13	657	435	-
Other receivables		56	58	185
Property, plant and equipment	9	124,714	121,405	118,292
Intangible assets	10	6,392	769	1,000
Total noncurrent assets		137,502	128,462	129,821

TOTAL ASSETS		464,474	377,930	296,917

LIABILITIES AND SHAREHOLDERS' EQUITY	Note	12/31/2010	12/31/2009	1/1/2009
CURRENT LIABILITIES
Trade payables		35,654	48,915	19,000
Borrowings and financing	11	15,702	11,138	22,555
Advances from customers		1,404	361	338
Taxes and contributions payable		6,622	3,183	2,650
Salaries payable		1,240	1,678	820
Accrued vacation and related charges		5,788	4,772	3,623
Dividends and interest on capital payable	18	37,022	4,174	22,170
Employee and management profit sharing		7,673	4,939	6,503
Other payables		3,315	3,422	5,287
Total current liabilities		114,420	82,582	82,946

NON-CURRENT LIABILITIES
Borrowings and financing	11	105,985	89,360	34,846
Amounts due to parent company	12	-	-	2,388
Reserve for contingencies	14	150	141	136
Contributions payable		2,887	1,999	1,045
Deferred taxes	21	11,639	11,613	11,015
Other payables		3,728	3,242	153

SHAREHOLDERS' EQUITY
Capital	16	71,291	71,291	71,291
Capital reserve		36,354	24,591	11,578
Earnings reserve		100,709	75,046	62,737
Retained earnings		17,311	18,065	18,782
Total shareholders' equity		225,665	188,993	164,388

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		464,474	377,930	296,917

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In thousands of Brazilian reais - R$)

	Note	2010	2009
NET REVENUE	19	1,011,273	643,835

COST OF SALES AND SERVICES	20	(839,460)	(539,112)

GROSS PROFIT		171,813	104,723

OPERATING INCOME (EXPENSES)
Selling expenses	20	(34,721)	(20,944)
General and administrative expenses	20	(19,498)	(13,241)
Tax incentive - Fundopem	17	11,763	13,013
Other operating (expenses), net	20	(11,190)	(4,686)
		(53,646)	(25,858)

PROFIT FROM OPERATIONS BEFORE FINANCIAL INCOME (EXPENSES)		118,167	78,865

FINANCIAL INCOME (EXPENSES)
Financial income	22	19,144	10,880
Financial expenses	22	(12,835)	(7,805)
Exchange losses, net	22	(385)	(288)
		5,924	2,787

PROFIT BEFORE INCOME TAX AND
SOCIAL CONTRIBUTION		124,091	81,652

INCOME TAX AND SOCIAL CONTRIBUTION

Current	21	(32,393)	(16,212)
Deferred	21	1,520	(1,095)

NET PROFIT FOR THE YEAR		93,218	64,345

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In thousands of Brazilian reais - R$)

	2010	2009
NET PROFIT FOR THE YEAR	93,218	64,345

OTHER COMPREHENSIVE INCOME
Actuarial gains (losses) on retirement benefit plan	92	426
Deferred income tax and social contribution
on other comprehensive income	(31)	(145)
	61	281

COMPREHENSIVE INCOME FOR THE YEAR	93,279	64,626

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In thousands of Brazilian reais - R$)

			Capital
			reserve
			Tax incentive	Earnings	Retained
	Note	Capital	reserve	reserve	earnings	Total
BALANCES AT JANUARY 1, 2009		71,291	11,578	62,737	18,782	164,388

Net profit for the year		-	-	-	64,345	64,345
Other comprehensive income		-	-	-	281	281
Total comprehensive income		-	-	-	64,626	64,626
Reversal of dividends proposed in 2008		-	-	2,289	-	2,289
Tax incentive - Fundopem	17	-	13,013	-	(13,013)	-
Interest on capital	18	-	-	-	(8,635)	(8,635)
Dividends on earnings reserve	18	-	-	(10,300)	-	(10,300)
Disproportionate dividends for Randon	17	-	-	(2,183)	(7,657)	(9,840)
Dividends paid on profit for the year	18	-	-	-	(13,535)	(13,535)
Earnings reserve		-	-	22,503	(22,503)	-

BALANCES AT DECEMBER 31, 2009		71,291	24,591	75,046	18,065	188,993

Net profit for the year		-	-	-	93,218	93,218
Other comprehensive income		-	-	-	61	61
Total comprehensive income		-	-	-	93,279	93,279
Tax incentive - Fundopem	17	-	11,763	-	(11,763)	-
Interest on capital	18	-	-	-	(9,591)	(9,591)
Dividends on earnings reserve	18	-	-	(9,396)	-	(9,396)
Disproportionate dividends for Randon	17	-	-	(8,750)	(9,874)	(18,624)
Dividends paid on profit for the year	18	-	-	-	(18,996)	(18,996)
Earnings reserve		-	-	43,809	(43,809)	-

BALANCES AT DECEMBER 31, 2010		71,291	36,354	100,709	17,311	225,665

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In thousands of Brazilian reais - R$)

	Note	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Profit before income tax and social contribution		124,091	81,652
Adjustments to reconcile profit before income tax and
social contribution to cash provided by operating activities:
Depreciation of property, plant and equipment	9	15,055	13,381
Amortization of intangible assets	10	294	284
Profit on sale of property, plant and equipment		27	8
Provisions		927	(358)
Exchange differences on borrowings and financing		(139)	(1,755)
Interest and charges on borrowings and financing	22	7,239	4,653
Increase (decrease) in assets and liabilities
(Increase) in trade receivables		(18,251)	(4,803)
(Increase) in inventories		(75)	(976)
Decrease in other receivables		7,438	5,602
(Decrease) increase in trade payables		(13,261)	27,527
Increase in other payables		4,243	2,573
Income tax and social contribution paid		(29,935)	(11,408)
Interest paid on financing		(6,830)	(4,752)
Net cash provided by operating activities		90,823	111,628

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	9	(18,391)	(16,502)
Purchase of intangible assets	10	(5,917)	(53)
Net cash used in investing activities		(24,308)	(16,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends		(18,144)	(52,877)
Payment of interest on capital		(4,173)	(8,421)
Repayment of financing		(10,214)	(24,443)
Borrowings from third parties		31,133	69,000
Borrowings from related parties		371	394
Net cash used in financing activities		(1,027)	(16,347)

NET INCREASE IN CASH AND CASH EQUIVALENTS		65,488	78,726

Cash and cash equivalents at the beginning of the year	5	112,087	33,361

CASH AND CASH EQUIVALENTS AT THE
END OF THE YEAR	5	177,575	112,087

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Amounts in thousands of Brazilian reais - R$, unless otherwise stated)

1. OPERATIONS

Suspensys Sistemas Automotivos Ltda. (the “Company”) is a limited liability company established in Brazil with its head office and principal place of business in Caxias do Sul – RS. The Company started its operations on October 1, 2002 and is primarily engaged in the manufacture and sale of air and mechanical suspension systems for trucks, buses and trailers, axles for trailers, third axles, hubs and drums for trucks, buses and trailers, and the provision of technical assistance services for its products.

2. PRESENTATION OF FINANCIAL STATEMENTS

The Company’s Financial Statements for the years ended on December 31, 2010 and 2009 have been prepared in accordance with the International Financial Reporting Standards (IFRS) issued by International Accounting Standards Board (IASB). These Financial Statements are the first presented in accordance with IFRS.

The Financial Statements of the Company have been prepared in accordance with Brazilian accounting practices (BRGAAP) and provisions of the Brazilian corporate law until December 31, 2009 and these practices differ in some aspects from IFRS. When preparing the Financial Statements for 2010, the Company adjusted certain accounting, valuation and consolidation criteria used under BRGAAP in order to conform with IFRS. The 2009 comparative data were restated to reflect such adjustments, as explained in note 4.

The reconciliation and description of the effects of transition from accounting practices adopted in Brazil to IFRS, relating to shareholders' equity, net income and cash flow, are presented in Note 4.

The Company adopted all rules, revision of rules, and interpretations issued by IASB and that are applicable for the year ended on December 31, 2010.

The summary of the principal accounting policies adopted by the Company is detailed in note 3.

The financial statements were approved by the Company’s Board of Directors and authorized for issue on May 6, 2011.

3. PRINCIPAL ACCOUNTING POLICIES

3.1.	Basis of preparation The financial statements have been prepared on the historical cost basis. Historical cost is generally based on the fair value of the consideration given in exchange for assets.

3.2
Functional currency and presentation currency

The financial statements are presented in thousands of reais, which is the Company’s functional currency. All financial information presented in thousands of reais was rounded to the closest number.

3.3
Accounting estimates

In the application of accounting policies, Management is required to make judgments, estimates and assumptions about the carrying amounts of assets and liabilities that are not readily apparent from other sources.

The estimates and associated assumptions are based on historical experience and other factors that are considered to be relevant. Significant assets and liabilities subject to these estimates and assumptions include the residual value of property, plant and equipment, allowance for doubtful debts, impairment of inventories, realization of deferred taxes, and reserve for contingencies. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and future periods if the revision affects both current and future periods. Actual results may differ from these estimates due to uncertainties inherent in such estimates.

3.4
Revenue recognition

Revenue is recognized on an accrual basis.

Revenue is measured at the fair value of the consideration received or receivable. Revenue is reduced for estimated customer returns, rebates and other similar allowances.

Revenue from the sale of goods is recognized when all the following conditions are satisfied:
  the Company has transferred to the buyer the significant risks and rewards of ownership of the goods;

  the Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;

  the amount of revenue can be measured reliably;

  it is probable that the economic benefits associated with the transaction will flow to the Company; and

  the costs incurred or to be incurred in respect of the transaction can be measured reliably.

Specifically, revenue from the sale of goods is recognized when goods are delivered and legal title is passed.

Revenues from sales and services are subject to taxes and contributions at the following basic rates:

Rates
State VAT (ICMS)	7% to 17%
Federal VAT (IPI)	0% to 18%
Tax on Revenue (PIS)	1.65% and 2.30%
Tax on Revenue (COFINS)	7.60% and 10.80%
Service Tax (ISSQN)	4%

3.5
Foreign currencies

In preparing the Company’s financial statements, transactions in currencies other than the Company’s functional currency are recognized at the rates of exchange prevailing at the dates of the transactions. At the end of each reporting period, monetary items denominated in foreign currencies are retranslated at the rates prevailing at that date.

Exchange differences on monetary items are recognized in profit or loss in the period in which they arise.

3.6
Current and non-current assets
  Cash and cash equivalents

  Include cash on hand and in banks and short-term investments redeemable in up to 90 days from the investment date. Short-term investments are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in value. These investments are carried at cost plus yield accrued through the end of the reporting period, which approximates their fair values.

  Trade receivables

  Trade receivables are recognized at the billed amount, including the related taxes and reduced to their present value at the end of the reporting period.

  Allowances for doubtful debts are recognized based on estimated irrecoverable amounts determined by reference to the Company’s past default experience and an analysis of the debtor’s current financial position.

  Inventories

  Inventories are stated at the lower of cost and net realizable value. Costs of inventories are determined under the weighted average cost method. Net realizable value represents the estimated selling price for inventories less all estimated costs of completion and costs necessary to make the sale.

  Property, plant and equipment

  Stated at cost of acquisition or construction. The Company elected to measure the main items included in the classes of land, buildings, machinery and equipment at deemed cost at the date of adoption of IFRS, that is, January 1, 2009. The effects of the deemed cost increased the property, plant and equipment balance, with a corresponding entry in shareholders’ equity, in retained earnings, net of tax effects (as mentioned in note 4.6.a).

  Properties in the course of construction are carried at cost. Cost includes professional fees and, for qualifying assets, borrowing costs capitalized in accordance with the Company's accounting policy (note 3.9). Such properties are classified to the appropriate categories of property, plant and equipment when completed and ready for intended use. Depreciation of these assets, on the same basis as other property assets, commences when the assets are ready for their intended use.

  Land is not depreciated. For the other classes of property, plant and equipment, depreciation is calculated using the straight-line method at the rates mentioned in note 9, which take into consideration the estimated useful lives of assets. The estimated useful life and depreciation method are reviewed at the end of each reporting period, with the effect of any changes in estimate accounted for on a prospective basis.

  An item of property, plant and equipment is derecognized upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on the disposal or retirement of an item of property, plant and equipment is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in profit or loss.

  Intangible assets

  Intangible assets with finite useful lives that are acquired separately are carried at cost, less accumulated amortization and accumulated impairment losses. Amortization is recognized on a straight line basis over their estimated useful lives. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.

  An intangible asset is derecognized on disposal, or when no future economic benefits are expected from use or disposal. Gains or losses arising from derecognition of an intangible asset, measured as the difference between the net disposal proceeds and the carrying amount of the asset, are recognized in profit or loss when the asset is derecognized.

3.7.
Impairment of tangible and intangible assets other than goodwill

At the end of each reporting period, the Company reviews the carrying amount of its tangible and intangible assets to determine where there is any indication that those assets have suffered an impairment loss. If any such indication exists, the recoverable amount of the asset is estimated in order to determine the extent of the impairment loss, if any.

Recoverable amount is the higher of fair value less costs to sell and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset for which the estimates of future cash flows have not been adjusted.

If the recoverable amount of an asset is estimated to be less than its carrying amount, the carrying amount of the asset is reduced to its recoverable amount. An impairment loss is recognized immediately in profit or loss.

3.8
Discount to present value

Monetary assets and liabilities are discounted to present value when the effect is considered material in relation to the financial statements taken as a whole. The discount to present value is calculated based on an interest rate that reflects the timing and risk of each transaction.

Trade receivables are discounted to present value with a corresponding entry in sales revenue in the income statement, and the difference between the present value of a transaction and the face value of the billing is considered as financial income and will be recognized based on the amortized cost and the effective long-term rate of the transaction.

The discount to present value of purchases is recorded in “trade payables” and “inventories”, and its realization has a corresponding entry in line item “financial expenses” over the term of their suppliers.

3.9
Borrowing costs

Borrowing costs directly attributable to the acquisition, construction or production of qualifying assets, which are assets that necessarily take a substantial period of time to get ready for their intended use or sale, are added to the cost of those assets, until such time as the assets are substantially ready for their intended use or sale.

All other borrowing costs are recognized in profit or loss in the period in which they are incurred.

3.10
Retirement benefit plan

For defined benefit plans, the cost of providing benefits is determined using the Projected Unit Credit Method, with actuarial valuations being carried out at the end of each reporting period. Actuarial gains and losses are immediately recognized in equity according to the available option in paragraph 93A of IAS 19 – Employee Benefits.

The retirement benefit obligation recognized in the balance sheet represents the present value of the defined benefit obligation as adjusted for unrecognized actuarial gains and losses and unrecognized past service cost, and as reduced by the fair value of plan assets. Any asset resulting from this calculation is limited to unrecognized actuarial losses and past service cost, plus the present value of available refunds and reductions in future contributions to the plan.

3.11
Financial instruments

Classification and measurement

The classification depends on the purpose for which the financial assets and liabilities were acquired or contracted. The Company’s management classifies its financial assets and liabilities at the time of initial contracting.

Financial assets at fair value through profit or loss

Financial assets are classified as at fair value through profit or loss when the financial asset is either held for trading or it is designated as at fair value through profit or loss. Financial assets at fair value through profit or loss are stated at fair value, with any gains or losses arising on remeasurement recognized in profit or loss. The net gain or loss recognized in profit or loss incorporates any dividend or interest earned on the financial asset.

Loans and receivables measured at amortized cost

Loans and receivables are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Loans and receivables (including trade receivables, cash and cash equivalents and short-term investments) are measured at amortized cost using the effective interest method, less any impairment.

Financial liabilities measured at amortized cost

Borrowings are initially recognized at fair value, upon receipt of funds, net of transaction costs. They are subsequently measured at amortized cost. The effective interest method is a method of calculating the amortized cost of a debt instrument and of allocating interest expense over the relevant period. The effective interest rate is the rate that exactly discounts estimated future cash payments (including all fees and points paid or received that form an integral part of the effective interest rate, transaction costs and other premiums or discounts) through the expected life of the debt instrument.

3.12.
Provisions

Provisions are recognized when the Company has a present obligation (legal or constructive) as a result of a past event, it is probable that the Company will be required to settle the obligation, and a reliable estimate can be made of the amount of the obligation. The amount recognized as a provision is the best estimate of the consideration required to settle the present obligation at the end of the reporting period, taking into account the risks and uncertainties surrounding the obligation.

Provisions for the expected cost of warranty obligations are recognized at the date of sale of the respective products, at Management's best estimate of the expenditure required to settle the Company's obligation.

3.13
Tax incentive (FUNDOPEM)

Government grants are recognized when there is reasonable assurance that the Company will comply with the conditions attaching to them and that the grants will be received.

Government grants are recognized in profit or loss on a systematic basis over the periods in which the Company recognizes as expenses the related costs for which the grants are intended to compensate (related to generation of jobs) and are recorded in a specific line item of the income statement.

3.14
Income Tax and Social Contribution

Current tax

The tax currently payable is based on taxable profit for the year. Taxable profit differs from profit as reported in the income statement because of items of income or expense that are taxable or deductible in other years and items that are never taxable or deductible. The Company’s liability for current tax is calculated based on rates prevailing at the end of the reporting period (15% plus a 10% surtax on taxable profit exceeding R$20 per month for Income Tax and 9% on taxable profit for Social Contribution on Net Profit).

Deferred tax

Deferred tax is recognized on temporary differences between the carrying amounts of assets and liabilities in the financial statements and the corresponding tax bases used in the computation of taxable profit. Deferred tax liabilities are recognized for all taxable temporary differences and deferred tax assets are recognized for all deductible temporary differences to the extent that it is probable that taxable profits will be available against which those deductible temporary differences can be utilized.

The carrying amount of deferred tax assets is reviewed at the end of each reporting period and reduced to the extent that it is no longer probable that sufficient taxable profits will be available to allow all or part of the asset to be recovered.

Deferred tax assets and liabilities are measured at the tax rates that are expected to apply in the period in which the liability is settled or the asset realized, based on tax rates (and tax laws) that have been enacted or substantively enacted by the end of the reporting period. The measurement of deferred tax liabilities and assets reflects the tax consequences that would follow from the manner in which the Company expects, at the end of the reporting period, to recover or settle the carrying amount of its assets and liabilities.

Current and deferred taxes for the period

Current and deferred taxes are recognized in profit or loss, except when they relate to items that are recognized in other comprehensive income or directly in equity, in which case, current and deferred taxes are also recognized in other comprehensive income or directly in equity, respectively.

3.15	New and revised IFRSs in issue but not yet effective The Company has not applied the following new and revised IFRSs that have been issued but are not yet effective:

f)
IFRS 9 Financial Instruments issued in November 2009 and amended in October 2010 introduces new requirements for the classification and measurement of financial assets and financial liabilities and for derecognition.

IFRS 9 requires all recognized financial assets that are within the scope of IAS 39 Financial Instruments: Recognition and Measurement to be subsequently measured at amortized cost or fair value. Specifically, debt investments that are held within a business model whose objective is to collect the contractual cash flows, and that have contractual cash flows that are solely payments of principal and interest on the principal outstanding are generally measured at amortized cost at the end of subsequent accounting periods. All other debt investments and equity investments are measured at their fair values at the end of subsequent accounting periods.

The most significant effect of IFRS 9 regarding the classification and measurement of financial liabilities relates to the accounting for changes in fair value of a financial liability (designated as at fair value through profit or loss) attributable to changes in the credit risk of that liability. Specifically, under IFRS 9, for financial liabilities that are designated as at fair value through profit or loss, the amount of change in the fair value of the financial liability that is attributable to changes in the credit risk of that liability is recognized in other comprehensive income, unless the recognition of the effects of changes in the liability's credit risk in other comprehensive income would create or enlarge an accounting mismatch in profit or loss. Changes in fair value attributable to a financial liability's credit risk are not subsequently reclassified to profit or loss. Previously, under IAS 39, the entire amount of the change in the fair value of the financial liability designated as at fair value through profit or loss was recognized in profit or loss.

IFRS 9 is effective for annual periods beginning on or after January 1, 2013, with earlier application permitted.

This standard will be adopted in the Company’s financial statements for the annual period beginning January 1, 2013 and that the application of the new Standard will have a significant impact on amounts reported in respect of the Company financial assets and financial liabilities. However, it is not practicable to provide a reasonable estimate of that effect until a detailed review has been completed.

g)
The amendments to IFRS 7 titled Disclosures – Transfers of Financial Assets increase the disclosure requirements for transactions involving transfers of financial assets. These amendments are intended to provide greater transparency around risk exposures when a financial asset is transferred but the transferor retains some level of continuing exposure in the asset. The amendments (effective for annual periods beginning on or after July 1, 2011) also require disclosures where transfers of financial assets are not evenly distributed throughout the period.

The Company does not anticipate that these amendments to IFRS 7 will have a significant effect on the financial statements.

h)
IAS 24 Related Party Disclosures (as revised in 2009) modifies the definition of a related party and simplifies disclosures for government-related entities.

The Company does not anticipate that these amendments to IAS 24 (effective for annual periods beginning on or after January 1, 2011) will have a significant effect on the financial statements.

i)
The amendments to IAS 32 titled Classification of Rights Issues address the classification of certain rights issues denominated in a foreign currency as either an equity instrument or as a financial liability.

The Company does not anticipate that these amendments to IAS 32 (effective for annual periods beginning on or after February 1, 2010) will have a significant effect on the financial statements.

j)
IFRIC 19 (effective for annual periods beginning on or after July 1, 2010) provides guidance regarding the accounting for the extinguishment of a financial liability by the issue of equity instruments. To date, the Company has not entered into transactions of this nature. However, if the Company does enter into any such transactions in the future, IFRIC 19 will affect the required accounting. In particular, under IFRIC 19, equity instruments issued under such arrangements will be measured at their fair value, and any difference between the carrying amount of the financial liability extinguished and the fair value of equity instruments issued will be recognized in profit or loss.

4. EFFECTS OF THE ADOPTION OF THE IFRS ON THE FINANCIAL STATEMENTS

In preparing its financial statements, the Company adopted for the first-time all International Financial Reporting Standards and related interpretations and guidance issued by the International Accounting Standards Board (IASB). The Company applied the accounting policies defined above in all reporting periods, which include the opening balance sheet as at January 1, 2009.

The Company adopted the following optional exemptions of full retrospective application:

a)	Exemption for presenting the fair value of fixed assets as acquisition cost: The Company remeasured its fixed assets on the transition date at the fair value, as described in note 4.6. a.

b)
Exemption for measuring employee benefits: The Company recognized all actuarial gains and losses arising from employee benefit plan on the transition date against retained earnings. From that date onward, the Company also recognizes all the actuarial gains and losses in equity according to the paragraph 93A of IAS 19.

c)
Exemption related to the classification of financial instruments: The Company decided to classify and evaluate its financial instruments according to IAS 32 and IAS 39 on the transition date. Retroactive analyses to the original contracting date of the current financial instruments were not made on the transition date. All financial instruments contracted after the transition date were analyzed and classified on the contract date of the operations.

4.1	Effects of the adoption of the IFRS on the balance sheet

		January 1, 2009			December 31, 2009
			Effect of			Effect of
		Brazilian	Adoption of		Brazilian	adoption of
		GAAP	IFRS	IFRS	GAAP	IFRS	IFRS
CURRENT ASSETS
Cash and cash equivalents		33,361	-	33,361	112,087	-	112,087
Trade receivables		66,973	-	66,973	71,776	-	71,776
Recoverable taxes		12,820	-	12,820	11,252	-	11,252
Inventories		52,241	-	52,241	53,217	-	53,217
Amounts due from parent
company		-	-	-	368	-	368
Deferred taxes	(f)	2,804	(2,804)	-	2,534	(2,534)	-
Other receivables		1,701	-	1,701	768	-	768
Total current assets		169,900	(2,804)	167,096	252,002	(2,534)	249,468

NON-CURRENT ASSETS
Amounts due from parent
company		880	-	880	485	-	485
Recoverable taxes		5,814	-	5,814	2,302	-	2,302
Deferred taxes	(b)(d)(f)	-	3,650	3,650	-	3,008	3,008
Retirement benefit plan	(e)	-	-	-	-	435	435
Other receivables		185	-	185	58	-	58
Property, plant and
equipment	(a)(c)	85,894	32,398	118,292	91,906	29,499	121,405
Intangible assets		1,000	-	1,000	769	-	769
Deferred charges	(b)	3,294	(3,294)	-	2,201	(2,201)	-
Total non-current assets		97,067	32,754	129,821	97,721	30,741	128,462

Total assets		266,967	29,950	296,917	349,723	28,207	377,930

CURRENT LIABILITIES
Trade payables		19,000	-	19,000	48,915	-	48,915
Borrowings and financing		22,555	-	22,555	11,138	-	11,138
Advances from customers		338	-	338	361	-	361
Taxes and contributions
payable		2,650	-	2,650	3,183	-	3,183
Salaries payable		820	-	820	1,678	-	1,678
Accrued vacation and related
charges		3,623	-	3,623	4,772	-	4,772
Dividends and interest on
capital payable		22,170	-	22,170	4,174	-	4,174
Employee and management
profit sharing		6,503	-	6,503	4,939	-	4,939
Deferred taxes	(f)	-	-	-	1,624	(1,624)	-
Other payables		5,287	-	5,287	3,422	-	3,422
Total current liabilities		82,946	-	82,946	84,206	(1,624)	82,582

NON-CURRENT LIABILITIES
Borrowings and financing		34,846	-	34,846	89,360	-	89,360
Amounts due to parent
company		2,388	-	2,388	-	-	-
Reserve for contingencies		136	-	136	141	-	141
Sundry bank accounts		-	-	-	3,089	-	3,089
Contributions payable		1,045	-	1,045	1,999	-	1,999
Deferred taxes	(a)(c)(e)(f)	-	11,015	11,015	-	11,613	11,613
Other payables	(d)	-	153	153	-	153	153
Total long-term liabilities		38,415	11,168	49,583	94,589	11,766	106,355

SHAREHOLDERS’ EQUITY
Capital		71,291	-	71,291	71,291	-	71,291
Capital reserve		11,578	-	11,578	24,591	-	24,591
Earnings reserve		62,737	-	62,737	75,046	-	75,046
Retained earnings	(a)(b)(c)(d)(e)	-	18,782	18,782	-	18,065	18,065
Total shareholders’ equity		145,606	18,782	164,388	170,928	18,065	188,993

Total liabilities and
shareholders’ equity		266,967	29,950	296,917	349,723	28,207	377,930

4.2	Reconciliation of shareholders' equity

		January 1,
		2009	December 31, 2009
Total shareholders’ equity in accordance with
Brazilian GAAP		145,606	170,928
Adoption of deemed cost	(a)	21,383	19,116
Derecognition of deferred charges	(b)	(2,500)	(1,778)
Capitalization of interest	(c)	-	535
Employee termination plan	(d)	(101)	(101)
Retirement benefit plan	(e)	-	293
Total shareholders’ equity in accordance with
IFRS		164,388	188,993

       4.3       Effects of the adoption of the IFRS on the income statement

			Year ended December 31, 2009
		Brazilian	Effect of transition of
		GAAP	IFRS	IFRS
NET REVENUE		643,835	-	643,835

COST OF SALES AND SERVICES	(a)(b)(e)	(536,780)	(2,332)	(539,112)

GROSS PROFIT		107,055	(2,332)	104,723

OPERATING INCOME (EXPENSES)
Selling expenses		(20,944)	-	(20,944)
General and administrative expenses		(13,241)	-	(13,241)
Tax incentive – Fundopem		13,013	-	13,013
Other operating (expenses) income, net		(4,686)	-	(4,686)

PROFIT FROM OPERATIONS BEFORE
FINANCIAL INCOME (EXPENSES)		81,197	(2,332)	78,865

FINANCIAL INCOME (EXPENSES)
Financial income		10,880	-	10,880
Financial expenses	(c)	(8,340)	535	(7,805)
Exchange gains (losses), net		(288)	-	(288)

PROFIT BEFORE INCOME TAX AND SOCIAL
CONTRIBUTION		83,449	(1,797)	81,652

INCOME TAX AND SOCIAL CONTRIBUTION
Current		(16,213)	-	(16,213)
Deferred	(a)(b)(c)(e)	(1,893)	799	(1,094)

NET PROFIT FOR THE YEAR		65,343	(998)	64,345

       4.4       Reconciliation of net profit

		Year ended
		December 31, 2009
Net profit for the year in accordance with
Brazilian GAAP		65,343
Adoption of deemed cost	(a)	(2,267)
Derecognition of deferred charges	(b)	722
Capitalization of interest	(c)	535
Retirement benefit plan	(e)	12
Net profit for the year in accordance with IFRS		64,345

4.5	Effects of the adoption of the IFRS on the statement of cash flows

			Year ended December 31, 2009
		Brazilian	Effect of transition
		GAAP	of IFRS	IFRS
Cash flows from operating activities	(c)	111,093	535	111,628
Cash flows from investing activities	(c)	(16,020)	(535)	(16,555)
Cash flows from financing activities		(16,347)	-	(16,347)

4.6	Notes to the reconciliation of the effects of the IFRS

a)	Deemed Cost

The Company elected to adopt the deemed cost, adjusting the opening balances at the transition date on January 1, 2009. The fair values used in the adoption of the deemed cost were estimated by outside professionals (engineers) and, for this work, these professionals considered information about the use of the valued assets, technological changes occurred and in progress and the economic environment in which they operate, considering the planning and other business particularities of the Company. As part of the adoption of the deemed cost, the Company’s management conducted a valuation of the items included in the classes of land, buildings and machinery and equipment considered relevant, for purposes of adoption of the deemed cost at January 1, 2009. Additionally, the Company conducted a review of the estimated useful lives of these assets, with no changes in relation to the useful lives already used by the Company since 2009.

The effects of the adoption of the deemed cost at January 1, 2009 were:

	Balance at	Adjustment due to attribution	Balance at
	12/31/2008	of new cost	01/01/2009
Class

Land	1,648	6,423	8,071
Buildings	13,916	5,577	19,493
Machinery and equipment	46,140	20,398	66,538
Total	61,704	32,398	94,102

With effects at January 1, 2009, property, plant and equipment increased by R$ 32,398, deferred income tax and social contribution in non-current liabilities increased by R$ 11,015, and retained earnings in shareholders’ equity increased by R$ 21,383 as a result of the adoption of the deemed cost. The decrease in net profit for 2009 was R$ 2,267.

The increases in depreciation expense in the income statements for the years ended December 31, 2010 and 2009 were R$ 3,252 and R$ 3,434, respectively, which caused a decrease in income tax and social contribution expense in those income statements by R$ 1,105 and R$ 1,168, respectively.

The Company estimated the effects of the adoption of the deemed cost on the depreciation expense for the current and future years as follows:

Increase in
Year	depreciation expense
2009	3,434
2010	3,252
2011	2,686
2012	2,396
2013	2,172
2014	2,067
2015	1,552
2016 and thereafter	8,416
Total depreciable items	25,975
Land (non-depreciable)	6,423
Total increase due to deemed cost	32,398

b)	Deferred charges

In accordance with previous accounting practices, the Company recorded in line item “deferred charges” preoperating expenses and restructuring costs that will contribute to the increase in the result for more than one fiscal year, which are being derecognized at the date of adoption of the new accounting practices. The effect of this change is a decrease in shareholders' equity at December 31, 2009 by R$ 1,778 (R$2,500 at January 1, 2009) and an increase in profit for 2009 by R$722.

c)	Capitalization of interest

In accordance with previous accounting practices, borrowing costs related to the construction of qualifying assets were recorded as financial expense in the income statement. With the adoption of IAS 23 – Borrowing Costs, borrowing costs related to the construction of qualifying assets are capitalized to the cost of the asset, during the construction period. The effect of this change is an increase in shareholders’ equity at December 31, 2009 and in profit for 2009 by R$ 535.

d)	Employee termination plan

The Company has an employee termination plan, which consists in granting a bonus to the employee at the date of his/her retirement, calculated based on the payment of 1.5 times the nominal salary for the employee at that date. With the adoption of IAS 19 – Employee Benefits, the Company currently accrues the best estimate of the present value of the expected disbursements for this benefit. The effect of this change at January 1 and December 31, 2009 is an increase in deferred tax assets by R$ 52, an increase in non-current liabilities by R$ 153, and a decrease in shareholders’ equity by R$ 101.

e)	Retirement benefit plan

The Company is the co-sponsor of the pension fund RANDONPREV, whose benefit plan is a defined contribution plan under the financial capitalization regime, with some benefit supplementations for employees, not covered by the defined contributions. With the adoption of IAS 19 – Employee Benefits, the Company currently recognizes this obligation as a defined benefit plan. Also, at the date of adoption of IFRS, the Company recognized all cumulative gains and losses in its opening balance sheet. The effect of this change is an increase in non-current assets by R$ 435, an increase in deferred tax liabilities by R$ 142, and an increase in shareholders’ equity at December 31, 2009 by R$ 293. In profit for 2009, the effect of this change was an increase by R$ 12 and an increase in other comprehensive income by R$ 281 (resulting in a total increase in comprehensive income by R$ 293).

f)	Deferred taxes

In accordance with previous accounting practices, deferred taxes on temporary differences were recognized in the balance sheet over their expected period of realization. In accordance with the new accounting practices, these taxes are currently recognized as non-current assets or liabilities.

g)	Presentation of the statement of comprehensive income

In accordance with previous accounting practices, there was no requirement to present a statement of comprehensive income, which is required to be prepared since 2009.

5. CASH AND CASH EQUIVALENTS

Short-term investments refer to bank certificates of deposit (CDBs), linked to the variation of the interbank certificates of deposit (CDI). The yield on these short-term investments is as follows:

	12/31/2010	12/31/2009	01/01/2009
Cash and banks	1,814	14,205	1,578
Short-term investments:
CDB – 99.50% CDI	5,739	8,528	-
CDB – 100.00% CDI	126,971	51,151	12,957
CDB – 100.50% CDI	15,122	10,448	-
CDB – 100.55% CDI	12,992	27,755	-
CDB – 101.00% CDI	3,146	-	12,109
CDB – 102.50% CDI	6,270	-	6,717
CDB – 104.00% CDI	5,521	-	-
	175,761	97,882	31,783
Total	177,575	112,087	33,361

6. TRADE RECEIVABLES

Trade receivables are as follows:

	12/31/2010	12/31/2009	01/01/2009
Trade receivables from third parties – domestic	75,224	64,465	60,470
Trade receivables from third parties – foreign	274	651	2,772
Trade receivables from related parties – domestic	11,335	3,226	915
Trade receivables from related parties – foreign	3,194	3,434	2,816
Total	90,027	71,776	66,973

Trade receivables include amounts that are past due at the end of the reporting period for which the Company has not recognized an allowance for doubtful debts because there has not been a significant change in credit quality and the amounts are still considered recoverable, through negotiation with customers. The aging of past-due trade receivables for which an allowance for doubtful debts was not recorded is as follows:

	12/31/2010	12/31/2009	01/01/2009
1 to 30 days	12,130	7,288	6,098
31 to 60 days	2,016	636	903
61 to 90 days	844	1,892	43
91 to 180 days	1,837	54	60
Over 180 days	33	2	110
Past-due amounts	16,860	9,872	7,214
Falling due amounts	73,167	61,904	59,759
Total	90,027	71,776	66,973

7.	RECOVERABLE TAXES
Recoverable taxes are as follows:

	12/31/2010	12/31/2009	01/01/2009
Federal VAT (IPI)	1,217	1,526	2,126
State VAT (ICMS)	2,266	7,003	10,255
Corporate income tax (IRPJ) and social contribution on net
profit (CSLL)	-	188	767
ICMS on purchases of property, plant and equipment	1,319	2,905	3,252
PIS on purchases of property, plant and equipment	99	340	398
COFINS on purchases of property, plant and equipment	455	1,592	1,836
Total	5,356	13,554	18,634

Current	4,310	11,252	12,820
Non-current	1,046	2,302	5,814

Recoverable taxes in non-current assets comprise ICMS, PIS and COFINS on purchases of property, plant and equipment for which the realization, pursuant to current applicable legislation, occurs in 48 monthly installments. Of the ICMS balance, R$ 950 (R$5,423 at December 31, 2009 and R$ 8,456 at January 1, 2009) refers to the purchase of ICMS credit balance from Randon S.A. Implementos e Participações and will be offset pursuant to the schedule prepared by the Rio Grande do Sul State Finance Department.

8. INVENTORIES

     Inventories comprise:

	12/31/2010	12/31/2009	01/01/2009
Finished products	2,608	4,216	1,998
Work in process	21,364	18,612	15,944
Raw materials	25,110	30,356	28,913
Advances to suppliers	70	31	655
Imports in transit	4,140	2	4,731
Total	53,292	53,217	52,241

9. PROPERTY, PLANT AND EQUIPMENT

     a)       Analysis of balances

	12/31/2010	12/31/2009	01/01/2009
Cost	226,117	207,805	191,742
Accumulated depreciation	(101,403)	(86,400)	(73,450)
	124,714	121,405	118,292

	Annual	12/31/2010			12/31/2009	01/01/2009
	depreciation		Accumulated
	rate	Cost	depreciation	Net	Net	Net
Land		8,071	-	8,071	8,071	8,071
Buildings	1.44%	39,260	(5,307)	33,953	32,836	19,493
Machinery and equipment	9.90%	162,587	(88,100)	74,487	71,385	66,538
Molds and dies	14.13%	11,591	(5,657)	5,934	6,077	5,133
Furniture and fixtures	9.03%	1,414	(649)	765	794	776
Vehicles	9.29%	641	(431)	210	183	231
Computer equipment	24.80%	1,764	(1,259)	505	401	542
Advances to suppliers		-	-	-	97	-
Property, plant and equipment
in progress		789	-	789	1,561	17,508
Total		226,117	(101,403)	124,714	121,405	118,292

     b)       Movement in cost

	Balances at				Balances at
	01/01/2009	Additions	Disposals	Transfers	12/31/2009
Land	8,071	-	-	-	8,071
Buildings	23,323	1,415	-	12,490	37,228
Machinery and equipment	131,802	6,719	(439)	9,199	147,281
Molds and dies	7,934	2,304	-	-	10,238
Furniture and fixtures	1,218	121	-	-	1,339
Vehicles	550	20	-	-	570
Computer equipment	1,336	84	-	-	1,420
Advances to suppliers	1,909	5	-	(1,817)	97
Property, plant and equipment in
progress	15,599	5,834	-	(19,872)	1,561
Total	191,742	16,502	(439)	-	207,805

	Balances at				Balances at
	01/01/2010	Additions	Disposals	Transfers	12/31/2010
Land	8,071	-	-	-	8,071
Buildings	37,228	807	-	1,225	39,260
Machinery and equipment	147,281	11,340	-	3,966	162,587
Molds and dies	10,238	1,240	(37)	150	11,591
Furniture and fixtures	1,339	61	-	14	1,414
Vehicles	570	107	(36)	-	641
Computer equipment	1,420	301	(6)	49	1,764
Advances to suppliers	97	384	-	(32)	449
Property, plant and equipment in
progress	1,561	4,151	-	(5,372)	340
Total	207,805	18,391	(79)	-	226,117

     c)       Movement in accumulated depreciation

	Balances at			Balances at
	01/01/2009	Additions	Disposals	12/31/2009
Buildings	(3,831)	(561)	-	(4,392)
Machinery and equipment	(65,263)	(11,064)	431	(75,896)
Molds and dies	(2,801)	(1,360)	-	(4,161)
Furniture and fixtures	(442)	(103)	-	(545)
Vehicles	(319)	(68)	-	(387)
Computer equipment	(794)	(225)	-	(1,019)
Total	(73,450)	(13,381)	431	(86,400)

	Balances at			Balances at
	01/01/2010	Additions	Disposals	12/31/2010
Buildings	(4,392)	(915)	-	(5,307)
Machinery and equipment	(75,896)	(12,204)	-	(88,100)
Molds and dies	(4,161)	(1,497)	1	(5,657)
Furniture and fixtures	(545)	(104)	-	(649)
Vehicles	(387)	(78)	34	(431)
Computer equipment	(1,019)	(257)	17	(1,259)
Total	(86,400)	(15,055)	52	(101,403)

10. INTANGIBLE ASSETS

	Annual
	amortization	Balance at		Balance at		Balance at
	rate	01/01/2009	Additions	12/31/2009	Additions	12/31/2010
Software:
Cost	15.40%	2,392	53	2,445	102	2,547
Accumulated amortization		(1,392)	(284)	(1,676)	(294)	(1,970)
		1,000	(231)	769	(192)	577
Intangible assets in
progress		-	-	-	5,815	5,815
		1,000	(231)	769	5,623	6,392

Intangible Assets refer to software licenses and expenses on the implementation of the Company’s new integrated management system (ERP), for which the beginning of utilization is expected for 2011.

11. BORROWINGS AND FINANCING

The purpose of the financing was the installation of plants, development of quality processes, export and import financing, and financing of imported machines. The financing was obtained from several Financial Institutions by means of funds raised by these institutions with the National Bank for Economic and Social Development (BNDES).

Type:	Financial charges	12/31/2010	12/31/2009	01/01/2009
Import/Export
ACC – Advances on Exchange
Contracts	U.S. dollar (forex) + 5.2% p.a.	-	-	2,416
Financing
Unibanco - FINAME		-	-	173
BNDES – subcredit A/C	U.S. dollar (forex) + 2.5% p.a.	616	920	1,605
BNDES – subcredit B	URTJLP + 4.5% p.a.	-	3,129	6,876
BNDES – subcredit B	URTJLP + 3% p.a.	7,005	10,007	12,986
BNDES – subcredit C	UMBND + 4.5% p.a.	-	509	1,507
BNDES – subcredit D	URTJLP + 2.5% p.a.	425	607	787
BNDES – subcredit A	URTJLP + 4.5% p.a.		4,595	-
BNDES – subcredit USD	U.S. dollar (forex) + 1.95%p.a.	4,396	-	-
BNDES – subcredit BCDEF	URTJLP + 4.5% p.a.	43,501	30,801	-
BRADESCO – FINEP	TJLP + 0.50 p.a.	9,453	12,018	11,893
BRADESCO – FINEP	5% p.a.	3,859	-	-
BRADESCO - EXIM	TJLP + 5% p.a.	33,260	33,208	12,410
BANCO DO BRASIL - EXIM	Spread 3% + 4.5% p.a.	9,384	-	-
FUNDOPEM – ICMS	IPCA +3% p.a.	9,237	3,367	3,120
Financing of imported machines
FININP - Banco Bradesco	U.S. dollar (forex) + 7.38% p.a.	551	1,155	2,460
FININP – ABN	YEN (forex) + 2.9% p.a.	-	182	682
FININP – ABN	YEN (forex) + 2.5% p.a.	-	-	486
Total		121,687	100,498	57,401

Current		15,702	11,138	22,555
Non-current		105,985	89,360	34,846

     The maturities of the long-term portions of the financing are as follows:

Maturity	12/31/2010	12/31/2009	01/01/2009
2010	-	-	13,578
2011	-	11,895	6,150
2012	47,540	45,462	6,066
2013	23,523	11,265	4,716
2014	11,745	8,543	1,964
2015	10,321	6,843	1,964
2016 and
thereafter	12,856	5,352	408
Total	105,985	89,360	34,846

Financing from BNDES and Banco Votorantim are collateralized by sureties and letter of guarantee of the shareholder Randon S.A. Implementos e Participações.

     FUNDOPEM – ICMS

Refers to ICMS tax incentives granted to the Company through financing of 60% of the ICMS due every month. This incentive is calculated monthly and is conditioned to the generation of direct and indirect jobs, the making of investments, and the fulfillment of contractual obligations with Banco do Estado do Rio Grande do Sul and Caixa Estadual S.A. – Agência de Fomento.

The incentive amounts are subject to the levy of charges at effective rates of 3.00% per annum or 0.246627% per month, plus adjustment for inflation calculated based on the monthly variation of the IPCA/IBGE or another index defined by the Managing Council of FUNDOPEM/RS.

The benefit period is for eight years, starting in December 2006 and ending in November 2014, with amount released for use corresponding to 1,946,307.15 FUNDOPEM-RS incentive units (equivalent to R$ 30,907 at December 31, 2010). The benefit has a grace period of 54 months and settlement scheduled to occur 96 months after the end of the grace period, with the last installment on May 21, 2019.

12. RELATED-PARTY TRANSACTIONS

The transactions and balances with related parties are as follows:

	Randon Companies (*)			ArvinMeritor (**)			Total
Balance sheets	12/2010	12/2009	01/2009	12/2010	12/2009	01/2009	12/2010	12/2009	01/2009
Trade receivables	3,385	2,522	1,254	11,144	4,138	2,477	14,529	6,660	3,731
Amounts due from parent company –
current	369	368	-	-	-	-	369	368	-
Amounts due from parent company – non-
current	114	485	880	-	-	-	114	485	880

Amounts due to parent company	-	-	2,388	-	-	-	-	-	2,388

Commissions payable (other payables)	-	-	-	-	511	701	-	511	701

Trade payables	2,033	6,579	7,513	-	5		2,033	6,584	7,513
Dividends and interest on capital payable	28,158	3,175	17,409	8,864	999	4,761	37,022	4,174	22,170

Income statements for the year	2010	2009		2010	2009		2010	2009
Sales of goods and services	203,214	138,637		83,854	13,999		287,068	152,636
Purchases of goods and services	99,820	51,400		-	-		99,820	51,400
Purchases of ICMS credits	5,304	3,035		-	-		5,304	3,035
Financial expenses	-	7		-	-		-	7
Financial Income	-	-		-	-		-	-
Commission expenses	344	301		-	-		344	301
General and administrative expenses	10,103	5,078		-	-		10,103	5,078

(*) Includes:	Randon S.A. Implementos e Participações (Parent Company), Fras-Le S.A., Fras-Le Argentina S.A., Fras-Le Andina Comercio y Representacion Ltda., Jost Brasil Sistemas Automotivos Ltda., Randon Implementos, Randon Argentina, Suspensys Sistemas Automotivos Ltda., and Castertech Fundição e Tecnologia Ltda.

(**) Includes:	ArvinMeritor do Brasil Sistemas Automotivos Ltda., Meritor Automotive Inc., Meritor Heavy Vehicle Systems LLC., Meritor Hvs Ltd, ArvinMeritor Qri,, Arvin Meritor Inc. ArvinMeritor CVS, ArvinMeritor Frankfurt, and Sisamex Sistemas Automotrices.

Management compensation for the year ended December 31 is distributed as follows: nominal salary of R$ 1,068 in 2010 (R$ 910 in 2009) and profit sharing of R$ 959 in 2010 (R$ 1,164 in 2009).

Loans with directors and managers are presented under “other payables”, in the amount of R$ 3,707 at December 31, 2010 (R$ 3,379 at December 31, 2009 and R$ 2,585 at January 1, 2009). These balances are inflation-adjusted based on financial market rates (“DI-extra” published by the Brazilian Association of Financial Market Institutions - Andima). Interest expense on these transactions was R$ 344 in 2010 and R$ 301 in 2009.

Amounts due to (from) the parent company Randon S.A. Implementos e Participações are subject to financial market rates (“DI-extra” published by Andima).

General and administrative expenses refer to the apportionment of corporate costs and administrative assistance services incurred by the parent company Randon S.A. Implementos e Participações.

Trading transactions

Trading transactions carried out with related parties follow specific prices and terms established in the joint venture agreement between the parties. The trading agreement takes into consideration the term, volume and specificity of the products acquired by the related parties, which are not comparable to those sold to unrelated parties.

13. RETIREMENT BENEFIT PLAN

The Company is the co-sponsor of the pension fund RANDONPREV, together with other Random companies, whose benefit plan is a defined contribution plan under the financial capitalization regime, with some benefit supplementations for employees, not covered by the defined contributions. This minimum benefit is defined based on a percentage of the nominal salary per annum worked for the Company, credited in a lump sum at the beneficiary’s account with RANDONPREV. The latest valuation of the plan assets and of the present value of the minimum benefit was performed at December 31, 2010, using the projected unit credit method and the determined balance of R$ 657 at December 31, 2010 (R$ 435 at December 31, 2009), corresponding to the Company’s benefit, is recorded in non-current assets.

14. RESERVE FOR CONTINGENCIES AND CONTINGENT LIABILITIES

The Company, by means of its attorneys, has contested labor and civil lawsuits at the administrative and judicial levels. Based on the opinion of its attorneys, the Company recorded a reserve for contingencies of R$ 150 to cover any probable losses that might result from the outcome of these lawsuits.

The position of contingent liabilities at December 31, 2010 is as follows:

	Likelihood of loss
Nature of contingent liability	Probable	Possible
Tax	-	8,850
Labor	150	342
Social security	-	4,421
Total	150	13,613

The Company is also a party to administrative proceedings for which, based on the opinion of its legal counsel and in conformity with IFRS, no reserve for contingencies was recorded since they were classified as possible likelihood of loss, as follows:

Tax

a)
State VAT (ICMS) – the Company received a tax deficiency notice from the Rio Grande do Sul State Finance Department in the original amount of R$ 7,801 for alleged irregularity in the calculation of the ICMS reduction benefit under the “FUNDOPEM/Nosso Emprego” program. The amount includes principal, fine and interest. On January 24, 2007, as a result of the motion to deny filed by the Company, the debt calculations were reperformed by the tax authorities. The value of the matter in controversy was reduced in 2008, due to the judgment of the annulment action filed by the Company, and a new value of R$ 2,277 was attributed, including fine and interest. On December 10, 2010, the authority converted the voluntary penalty, initially typified as basic, applied to the percentage of 60%, into qualified penalty at the percentage of 120%, thus generating a supplementary tax deficiency notice of R$ 415. The Company timely filed a motion to deny.

b)
The Company received a deficiency notice in the inflation-adjusted amount of R$ 5,773, under the allegation of II and IPI debt, related to concession acts provided for in the Drawback special regime. Awaiting expert evidence.

Labor

Several labor claims mostly related to claims for indemnification.

Social security

The Company received delinquency notices, related to possible unpaid social security charges on profit sharing, which are in the judgment phase at the Federal Revenue Office, assessed as likelihood of possible loss, for which the inflation-adjusted amount is R$ 4,421.

15. FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial assets and liabilities were determined based on available market information and appropriate valuation methodologies. However, considerable judgment was required in interpreting market data to produce the most adequate estimate of the fair value. As a consequence, the following estimates do not necessarily indicate the amounts that could be realized in a current exchange market. The use of different market methodologies may have a material effect on the estimated fair values.

These instruments are managed by means of operating strategies aimed at liquidity, profitability and security. The control policy consists in ongoing monitoring of contracted rates against market rates. The Company does not make speculative investments in derivatives or any other risk assets.

Analysis of balances

The carrying amounts and fair values of financial instruments included in the balance sheet are identified below:

	12/31/2010		12/31/2009		01/01/2009
	Carrying	Fair	Carrying	Fair	Carrying	Fair
Description	amount	value	amount	value	amount	value
Cash equivalents (1)	175,761	175,761	97,882	97,882	31,783	31,783
Trade receivables (2)	90,027	90,027	71,776	71,776	66,973	66,973
Borrowings and financing: (3)
In local currency	116,124	116,124	93,137	93,137	48,245	48,245
In foreign currency	5,563	5,563	7,361	7,361	9,156	9,156

(1)	Designated at fair value through profit or loss

(2)	Loans and receivables measured at amortized cost

(3)	Financial liabilities measured at amortized cost

Financial instruments that are recognized in the financial statements at their carrying amount are substantially similar to the amount that would be obtained if they were traded in the market. However, as they do not have an active market, there can be variations if the Company decides to settle them in advance.

The fair value measurement of the derivate transactions were derived from inputs other than quoted prices that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices).
  Financial risk management
The Company is exposed to the following risks associated to its operating and financing activities, including the utilization of its financial instruments:

i.	credit risk

ii.	foreign exchange rate risk

iii.	interest rate risk

iv.	price risk

The Company, through its Parent Company, has a Currency Hedge Policy, prepared by the Planning and Finance Committee and approved by the Executive Officers. The purpose of the policy is to standardize the procedures of the group Companies, in order to define responsibilities and limits in transactions involving currency hedge, reducing the effects of foreign currency exchange rates on the inflows in foreign currency projected by the cash flow, without speculative purposes.

The basis used is the cash flow in foreign currency projected monthly for the following twelve months, based on the Strategic Plan projections or on the current expectation of each group Company. The instruments used are conservative and previously approved by the same committee. For the years ended December 31, 2010 and 2009, the Company did not enter into any transactions involving derivative financial instruments.

a)	Credit risk

The Company's sales policies are contingent on the credit policies defined by Management and are intended to minimize eventual problems arising from the default of its customers. This objective is achieved by Management by means of a strict selection of the customer portfolio, which considers the ability to pay (credit analysis). The concentration of credit risk is limited due to the fact that the customer base is large and unrelated.

b)	Foreign exchange rate risk

The Company’s results are subject to significant variations, due to the effects of the volatility of the exchange rate on assets and liabilities denominated in foreign currencies, mainly the US dollar, which closed the year with a negative variation of 4.31% (negative variation of 25.49% in 2009).

The Company is exposed to currency risk (foreign exchange risk) on sales, purchases and borrowings that are denominated in a currency different from the Company’s functional currency, the Real.

The Company’s net exposure to foreign exchange rate risk at the end of the reporting period is as follows:

	12/31/2010	12/31/2009	01/01/2009
A. Financing	(5,563)	(7,361)	(10,055)
B. Trade and other receivables	7,993	4,527	12,234
C. Net exposure (A+B)	2,430	(2,834)	2,179

An eventual appreciation of the Real by 2% against the US dollar at December 31, 2011 would increase the profit by R$ 49. This analysis is based on the variation of the foreign currency exchange rate that the Company considered in its strategic planning. The analysis considers that all other variables, especially interest rates, are kept constant.

An eventual depreciation of the Real against the US dollar at December 31, 2011 would have the same effect, although with an opposite result, considering that all other variables would remain constant.

c)	Interest rate risk

The Company’s result is subject to significant variations due to borrowings and financing contracted at floating interest rates.

The Company does not have derivative financial instruments to manage its exposure to interest rates.

Pursuant to its financial policies, the Company has not entered into any transactions involving financial instruments for speculative purposes.

An increase of 1% in annual interest rates would have increased the Company’s borrowings and financing balance by R$ 1,225 at December 31, 2010 (R$ 626 at December 31, 2009 and R$ 408 at January 1, 2009).

d)	Price risk

Arises from the possibility of fluctuations in the market prices of products sold or produced by the Company and of other inputs used in the production process. These price fluctuations may cause substantial changes in the Company’s revenues and costs. In order to mitigate these risks, the Company conducts an ongoing monitoring of local and foreign markets, seeking to anticipate price movements.

16. CAPITAL

Subscribed capital is represented by 100,000 shares in the total amount of R$ 71,291, distributed among the shareholders as shown in the table below for 2010 and 2009.

Shareholder	Shares	R$	%
Master Sistemas Automotivos Ltda.	53,177	37,910	53.177
Meritor Heavy Vehicle Systems, LLC.	23,942	17,069	23.942
Randon S.A. Implementos e Participações	22,881	16,312	22.881
Total	100,000	71,291	100.00

17. TAX INCENTIVE RESERVE

Represents tax incentives received in 2010 (up to October) and 2009, respectively, in the amounts of R$ 11,763 and R$ 13,013, under the FUNDOPEM/NOSSO EMPREGO program. This ICMS reduction benefit granted to the Company is calculated monthly and is conditioned to the generation of direct and indirect jobs in the Rio Grande do Sul State. The tax incentives received were recognized in profit for the year as they were received. In October 2010 the benefit period ended and, therefore, in 2011 the Company will no longer have this tax reduction.

18. DIVIDENDS AND INTEREST ON CAPITAL

Dividends

As established in the joint venture agreement and ratified by the shareholders in the minutes of meeting for approval of the profit allocation, Randon S.A. is entitled to receive, through disproportionate dividend, the amount corresponding to the Fundopem tax benefit.

Of the remaining profit for the year, the articles of association establish the distribution of 33.3% of such profit as mandatory dividend. After excluding the amounts already paid as interest on capital during the year, R$ 18,996 was accrued in 2010 (R$13,535 in 2009).

In addition to the mandatory minimum dividend (calculated considering the amounts already paid as interest on capital during the year), in 2010 the Company’s shareholders approved the distribution of R$ 18,146 as dividends from prior years (R$ 10,300 in 2009).

Interest on capital

For the year ended December 31, 2010, the Company recorded interest on capital of R$ 9,591 (R$ 8,635 for the year ended December 31, 2009), using as a basis the TJLP rate for the period from January to December of each year, applied to shareholders’ equity, considering the higher of 50% of the profit for the year before income tax or 50% of the retained earnings.

As provided for in the tax legislation, the amount recorded as interest on capital was fully deducted in the calculation of income tax and social contribution, and the tax benefit from this deduction was R$ 3,261 (R$ 2,936 for the year ended December 31, 2009). For purposes of conformity of the presentation of the financial statements, such interest was treated as distribution of profits and presented as reduction of retained earnings, in shareholders’ equity.

19. SALES REVENUE

The reconciliation between the revenue recognized for tax purposes and the revenue presented in the income statement for the year is as follows:

	2010	2009
Gross revenue for tax purposes	1,329,645	864,899
Less:
Taxes on sales	(303,666)	(200,475)
Sales returns	(8,770)	(13,263)
Discount to present value on installment sales	(7,919)	(5,634)
Difference of criterion for accounting recognition (a)	1,983	(1,692)
Net revenue recognized in the income statement	1,011,273	643,835

(b)	Refers to the difference of criterion for recognition of sales of goods for tax purposes (based on invoice issuance) and the accounting policy for revenue recognition detailed in note 3.4.

20. EXPENSES BY NATURE

As required by corporate law, the Company is required to present the income statement by function. Therefore, the analysis of operating expenses by nature is as follows:

	2010	2009
Raw materials and auxiliary materials	714,656	447,922
Depreciation and amortization	15,349	13,665
Personnel	69,763	50,449
Production freight	4,383	2,855
Freight on sales	23,347	12,904
Costs of third-party services	23,030	15,550
Other expenses	54,341	34,638
Total	904,869	577,983

These expenses were classified as follows in the income statement (presented by function):

	2010	2009
Cost of sales and services	839,460	539,112
Selling expenses	34,721	20,944
General and administrative expenses	19,498	13,241
Other operating expenses, net	11,190	4,686
Total	904,869	577,983

21. INCOME TAX AND SOCIAL CONTRIBUTION

Income tax and social contribution expense

The income tax and social contribution expense for the years ended December 31 is reconciled at statutory rates, as follows:

	2010		2009
	Income	Social	Income	Social
	tax	contribution	tax	contribution
Profit before income tax
and social contribution	124,091	124,091	81,652	81,652
Applicable rate	25%	9%	25%	9%
Income tax and social contribution
at nominal rates	31,023	11,168	20,413	7,349
Effect of taxes on:
Interest on capital expense	(2,398)	(863)	(2,159)	(777)
Industrial development program	(2,400)	(864)	(1,859)	(670)
Tax incentive – Fundopem	(2,941)	(1,059)	(3,253)	(1,171)
Other	301	9	(212)	76
	(7,438)	(2,777)	(7,483)	(2,542)

Income tax and social contribution
before deductions	23,585	8,391	12,930	4,807
Income tax deductions and other
adjustments	(1,103)	-	(430)	-
Income tax and social contribution
expense	22,482	8,391	12,500	4,807

Current income tax and social
contribution	23,270	9,123	11,408	4,804
Deferred income tax and social
contribution	(788)	(732)	1,092	3

Analysis of deferred income tax and social contribution

	12/31/2010		12/31/2009		01/01/2009
	Temporary	Deferred	Temporary	Deferred	Temporary	Deferred
Temporary differences	difference	taxes	difference	taxes	difference	taxes
Accrued profit sharing:
- Employees	2,988	1,016	2,384	811	3,353	1,140
- Directors	1,680	151	939	85	850	77
- Officers	3,005	1,022	1,784	606	2,450	833
Reserve for contingencies	150	51	136	46	136	46
Provision for warranty claims	2,135	726	1,689	574	1,274	433
Provision for employee termination	203	69	152	52	152	52
Deferred asset recorded for tax purposes	1,222	422	2,201	422	3,294	794
Other temporary additions	3,133	1,066	1,211	412	810	275
Total Assets		4,523		3,008		3,650

Incentive depreciation Law 11774	(10,720)	(2,680)	(6,491)	(1,623)	-	-
Cost attributed to property, plant and
equipment	(25,712)	(8,742)	(28,964)	(9,848)	(32,398)	(11,015)
Retirement benefit plan	(639)	(217)	(417)	(142)	-	-
Total Liabilities		(11,639)		(11,613)		(11,015)

Movement in deferred income tax and social contribution

			Recognized
		Recognized	in other
	Balances at	in profit	comprehensive	Balances at
Temporary differences	01/01/2009	for the year	income	12/31/2009
Accrued profit sharing:
- Employees	1,140	(329)	-	811
- Directors	77	8	-	85
- Officers	833	(227)	-	606
Reserve for contingencies	46	-	-	46
Provision for warranty claims	433	141	-	574
Provision for employee termination	52	-	-	52
Deferred asset recorded for tax purposes	794	(372)	-	422
Other temporary additions	275	137	-	412
	3,650			3,008

Incentive depreciation Law 11774	-	(1,623)		(1,623)
Cost attributed to property, plant and
equipment	(11,015)	1,167	-	(9,848)
Retirement benefit plan	-	3	(145)	(142)
	(11,015)			(11,613)

Total recognized in the year		(1,095)	(145)

			Recognized
		Recognized	in other
	Balances at	in profit	comprehensive	Balances at
Temporary differences	01/01/2010	for the year	income	12/31/2010
Accrued profit sharing:
- Employees	811	205	-	1,016
- Directors	85	66	-	151
- Officers	606	416	-	1,022
Reserve for contingencies	46	5	-	51
Provision for warranty claims	574	152	-	726
Provision for employee termination	52	17	-	69
Deferred asset recorded for tax purposes	422	-	-	422
Other temporary additions	412	654	-	1,066
	3,008			4,523

Incentive depreciation Law 11774	(1,623)	(1,057)	-	(2,680)
Cost attributed to property, plant and
equipment	(9,848)	1,106	-	(8,742)
Retirement benefit plan	(142)	(44)	(31)	(217)
	(11,613)			(11,639)

Total recognized in the year		(1,520)	(31)

22. FINANCIAL INCOME (EXPENSES)

Financial income (expenses), net for the years ended December 31 are as follows:

	2010	2009
Financial income
Yield on short-term investments	10,982	5,010
Interest received and discounts obtained	243	157
Discount to present value of trade receivables	7,919	5,713
	19,144	10,880

Financial expenses
Interest on borrowings and financing	(8,340)	(5,491)
Bank expenses	(171)	(124)
Other	(253)	(218)
Discount to present value of trade payables	(4,071)	(2,507)
	(12,835)	(8,340)
Less: Borrowing costs capitalized to qualifying assets	-	535
Expense recognized in the income statement	(12,835)	(7,805)

Exchange rate change
Exchange gains	2,652	2,828
Exchange losses	(3,037)	(3,116)
	(385)	(288)

Financial income (expenses), net	5,924	2,787

The weighted average interest rate on borrowings and financing obtained was approximately 5.5% for the year ended December 31, 2009.

(2)	Financial Statement Schedule for the years ended September 30, 2010, 2009 and 2008. The following schedule was filed as part of the Annual Report filed with the SEC on November 24, 2010:

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

4-e	Indenture, dated as of February 8, 2007, between ArvinMeritor and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (including form of Subsidiary Guaranty dated as of February 8, 2007), filed as Exhibit 4-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2007 (File No. 1-15983), is incorporated herein by reference.

10-a	Credit Agreement, dated as of June 23, 2006, by and among ArvinMeritor, ArvinMeritor Finance Ireland, the institutions from time to time parties thereto as lenders, JP Morgan Chase Bank, National Association, as Administrative Agent, Citicorp North America, Inc. and UBS Securities LLC, as Syndication Agents, ABN AMRO Bank N.V., BNP Paribas and Lehman Commercial Paper Inc., as Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets, as Joint Lead Arrangers and Joint Book Runners, filed as Exhibit 10.1 to the June 23, 2006 Form 8-K, is incorporated herein by reference.

10-a-1	Subsidiary Guaranty, dated as of June 23, 2006, by and among the subsidiary guarantors and JPMorgan Chase Bank, National Association, as Administrative Agent, for the benefit of itself, the lenders and other holders of guaranteed obligations, filed as Exhibit 10.2 to the June 23, 2006 Form 8-K, is incorporated herein by reference.

10-a-2	Pledge and Security Agreement, dated as of June 23, 2006, by and among ArvinMeritor, the subsidiaries named therein and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10.3 to the June 23, 2006 Form 8-K, is incorporated by reference.

10-a-3	Amendment No. 1 to Credit Agreement, dated as of February 23, 2007, among ArvinMeritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K dated and filed on February 23, 2007 (File No. 1-15983), is incorporated herein by reference.

10-a-4	Amendment No. 2 to Credit Agreement, dated as of October 2, 2007, among ArvinMeritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K dated October 2, 2007 and filed on October 3, 2007 (File No. 1-15983), is incorporated by reference.

10-a-5	Amendment No. 3 to Credit Agreement, dated as of October 26, 2007, among ArvinMeritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K dated October 26, 2007 and filed on October 30, 2007 (File No. 1-15983), is incorporated herein by reference.

10-a-6	Amendment No. 4 to Credit Agreement, dated as of December 10, 2007, among ArvinMeritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K filed on December 11, 2007 is incorporated herein by reference.

10-a-7	Amendment No. 5 to Credit Agreement, dated as of February 5, 2010, among ArvinMeritor, AFI, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10a to ArvinMeritor’s Form 8-K filed on February 10, 2010 is incorporated herein by reference.

*10-b-1	1997 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10 to ArvinMeritor’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-15983), is incorporated by reference.

*10-b-2	Form of Restricted Stock Agreement under the 1997 Long-Term Incentives Plan, filed as Exhibit 10-a-2 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (File No. 1-13093), is incorporated herein by reference.

*10-b-3	Form of Option Agreement under the 1997 Long-Term Incentives Plan, filed as Exhibit 10(a) to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-13093), is incorporated herein by reference.

*10-b-4	Form of Performance Share Agreement under the 1997 Long-Term Incentives Plan, filed as Exhibit 10-b to ArvinMeritor’s Current Report on Form 8-K, dated December 7, 2004 and filed on December 9, 2004 (File No. 1- 15983), is incorporated herein by reference.

*10-b-5	Description of Performance Goals Established in connection with 2009-2011 Cash Performance Plan under the 1997 Long-Term Incentives Plan, filed as Exhibit 10-a to ArvinMeritor’s Current Report on Form 8-K, dated December 9, 2008 (File No. 1-15983), is incorporated herein by reference.

*10-b-6	Description of Performance Goals for fiscal year 2011 Established in connection with Cash Performance Plans under Long Term Incentive Plans.

*10-b-7	Description of Annual Incentive Goals Established for Fiscal year 2011 under the Incentive Compensation Plan.

*10-b-7a
Description of Performance Goals established in connection with 2010-2012 Cash Performance Plan, filed as Exhibit 10-b to Current Report on Form 8-K filed on November 12, 2009 is incorporated herein by reference.

*10-c	2007 Long-Term Incentive Plan, as amended, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2007 (File No. 1-15983), is incorporated herein by reference.

*10-c-1	Form of Restricted Stock Agreement under the 2007 Long-Term Incentive Plan, filed as Exhibit 10-c-1 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 is incorporated herein by reference.

*10-d	Description of Compensation of Non-Employee Directors, filed as Exhibit 10-d to ArvinMeritor’s 2010 Form 10-K for the fiscal year ended October 3, 2010, is incorporated herein by reference.

*10-e	2004 Directors Stock Plan, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004 (File No. 1-15983), is incorporated herein by reference.

*10-e-1	Form of Restricted Share Unit Agreement under the 2004 Directors Stock Plan, filed as Exhibit 10-c-3 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004 (File No. 1-15983), is incorporated herein by reference.

*10-e-2	Form of Restricted Stock Agreement under the 2004 Directors Stock Plan, filed as Exhibit 10-c-4 to ArvinMeritor’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005 (Filed No. 1-15983), is incorporated herein by reference.

*10-e-3	Option Agreement under the 2007 Long-Term Incentive Plan between ArvinMeritor and Charles G. McClure filed as Exhibit 10-c to ArvinMeritor’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2008 is incorporated herein by reference.

*10-e-4	Restricted Stock Agreement under the 2007 Long-term Incentive Plan between ArvinMeritor and Charles G. McClure filed as Exhibit 10-d to ArvinMeritor’s Quarterly Report on form 10-Q for the quarterly period ended June 30, 2008 is incorporated herein by reference.

*10-e-5	Letter Agreement, dated January 15, 2010, with former executive officer filed as Exhibit 10.1 to ArvinMeritor’s Report on Form 10-Q for the fiscal quarter ended January 3, 2009 is incorporated herein by reference.

*10-e-6	Form of Restricted Stock Unit Agreement for Employees under 2010 Long-Term Incentive Plan filed as Exhibit 10.2 to ArvinMeritor’s Report on Form 10-Q for the fiscal quarter ended January 3, 2009 is incorporated herein by reference.

*10-e-7	Form of Restricted Stock Unit Agreement for Employees under 2010 Long-Term Incentive Plan filed as Exhibit 10.3 to ArvinMeritor’s Report on Form 10-Q for the fiscal quarter ended January 3, 2009 is incorporated herein by reference.

*10-e-8	Form of Restricted Stock Unit Agreement for Employees under 2010 Long-Term Incentive Plan filed as Exhibit 10.4 to ArvinMeritor’s Report on Form 10-Q for the fiscal quarter ended January 3, 2009 is incorporated herein by reference.

*10-e-9	2010 Long-Term Incentive Plan filed as Exhibit 10.5 to ArvinMeritor’s Report on Form 10-Q for the fiscal quarter ended January 3, 2009 is incorporated herein by reference.

*10-f	Incentive Compensation Plan, as amended and restated, filed as Exhibit 10.6 to ArvinMeritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010, is incorporated herein by reference.

*10-f-1	Form of Deferred Share Agreement, filed as Exhibit 10-a to ArvinMeritor’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2005 (File No. 1-15983), is incorporated herein by reference.

*10-g	Copy of resolution of the Board of Directors of ArvinMeritor, adopted on July 6, 2000, providing for its Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-f to the 2000 Form 10-K, is incorporated herein by reference.

*10-h	Deferred Compensation Plan, filed as Exhibit 10-e-1 to Meritor's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-13093), is incorporated by reference.

*10-i	1998 Stock Benefit Plan, as amended, filed as Exhibit (d)(2) to ArvinMeritor's Schedule TO, Amendment No. 3 (File No. 5-61023), is incorporated herein by reference.

*10-j	Employee Stock Benefit Plan, as amended, filed as Exhibit (d)(3) to ArvinMeritor’s Schedule TO, Amendment No. 3 (File No. 5-61023), is incorporated herein by reference.

*10-k	1988 Stock Benefit Plan, as amended, filed as Exhibit 10 to Arvin's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1988, and as Exhibit 10(E) to Arvin's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1993 (File No. 1-302), is incorporated herein by reference.

10-l	Loan and Security Agreement dated as of September 8, 2009 among ArvinMeritor Receivables Corporation, ArvinMeritor, Inc., GMAC Commercial Finance LLC, and the Lenders from time to time party thereto (the "Loan Agreement"), dated September 8, 2009 and filed as exhibit 10a to ArvinMeritor’s Current Report on Form 8-K filed on September 10, 2009, is incorporated herein by reference.

10-l-1	First Amendment dated as of October 14, 2010 to the Loan Agreement dated as of September 8, 2009 by and among ArvinMeritor Receivables Corporation, ArvinMeritor, Inc., GMAC Commercial Finance LLC, and the Lenders from time to time party thereto filed as exhibit 10a to the Current Report on Form 8-K filed on October 18, 2010 is incorporated herein by reference.

10-m	Third Amended and Restated Purchase and Sale Agreement dated as of September 8, 2009 (the "Purchase Agreement") among ArvinMeritor Receivables Corporation and Meritor Heavy Vehicle Braking Systems (U.S.A.), Inc. and Meritor Heavy Vehicle Systems LLC, filed as exhibit 10b to ArvinMeritor’s Current Report on Form 8-K, dated September 8, 2009 and filed on September 10, 2009, is incorporated herein by reference.

10-m-1	Second Amendment dated as of October 29, 2010 to Loan Agreement dated as of September 8, 2009, as amended, by and among ArvinMeritor, Inc., ArvinMeritor Receivables Corporation, the Lenders from time to time party thereto and, GMAC Commercial Finance LLC, AS Administrative Agent filed as exhibit 10a to the Current Report on Form 8-K, dated October 29, 2010 and filed on November 2, 2010 is incorporated herein by reference.

10-m-2	First Amendment to Third Amended and Restated Purchase and Sale Agreement dated as of October 29, 2010 (the “Purchase Agreement”) among ArvinMeritor Receivables Corporation and Meritor Heavy Vehicle Braking Systems (U.S.A.), Inc. and Meritor Heavy Vehicles Systems LLC filed as exhibit 10b to the Current Report on Form 8-K, dated October 29, 2010 and filed on November 2, 2010 is incorporated herein by reference.

*10-n	Employment agreement between the company and Charles G. McClure, Jr., dated as of September 14, 2009, filed as Exhibit 10n to ArvinMeritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-o	Employment agreement between the company and James D. Donlon, III, filed as Exhibit 10b to ArvinMeritor’s Current Report on Form 8-K, dated September 14, 2009 and filed on September 18, 2009 (File No. 1-15983), is incorporated by reference.

*10-q	Employment agreement, dated August 23, 2006, between ArvinMeritor and Carsten J. Reinhardt, dated as of September 14, 2009 filed as Exhibit 10-q to ArvinMeritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-r	Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Jeffrey A. Craig, filed as Exhibit 10-r to ArvinMeritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-s	Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Vernon Baker filed as Exhibit 10-s to ArvinMeritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-t	Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Mary Lehmann filed as Exhibit 10-t to ArvinMeritor’s Form 10-K for the fiscal year ended September 27, 2009, is incorporated herein by reference.

*10-u	Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Lin Cummins filed as Exhibit 10-u to ArvinMeritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-v	Employment agreement, dated as of September 14, 2009, between ArvinMeritor and Barbara Novak filed as Exhibit 10-v to ArvinMeritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-w	Form of employment letter between ArvinMeritor and its executives, filed as Exhibit 10-a to ArvinMeritor’s Current Report on Form 8-K, dated September 14, 2009 and filed on September 18, 2009 (File No. 1-15983), is incorporated by reference.

*10-w-1	Letter Agreement dated as of July 1, 2010 between ArvinMeritor and Larry Ott filed as Exhibit 10 to ArvinMeritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2010 is incorporated herein by reference.

*10-w-2	Employment Agreement between ArvinMeritor and Larry Ott dated as of August 3, 2010 filed as Exhibit 10-1 to ArvinMeritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2010 is incorporated herein by reference.

*10-w-3	Employment Agreement between ArvinMeritor and Timothy Bowes dated as of April 28, 2010 filed as Exhibit 10-1 to ArvinMeritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2010 is incorporated herein by reference.

*10-w-4	Employment Agreement between ArvinMeritor, Inc. and Joseph Mejaly dated as of April 28, 2010 filed as Exhibit 10-2 to ArvinMeritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2010 is incorporated herein by reference.

10-x	Receivables Purchase Agreement dated November 19, 2007 between ArvinMeritor CVS Axles France and Viking Asset Purchaser and CitiCorp Trustee Company Limited, filed as Exhibit 10-t to ArvinMeritor’s Report on Form 10-K for the fiscal year ended September 30, 2008 is incorporated herein by reference.

10-y	Receivables Purchase Agreement dated March 13, 2006 between Meritor HVS AB and Nordic Finance Limited and CitiCorp Trustee Company Limited filed as Exhibit 10-u to ArvinMeritor’s Report on Form 10-K for the fiscal year ended September 30, 2008 is incorporated herein by reference.

10-z	Amendment, dated July 25, 2007, to Receivables Purchase Agreement dated March 13, 2006 between Meritor HVS AB and Nordic Finance Limited and CitiCorp Trustee Company Limited filed as Exhibit 10-v to ArvinMeritor’s Report on Form 10-K for the fiscal year ended September 30, 2008 is incorporated herein by reference.

10-zz	Purchase and Sale Agreement dated August 4, 2009 among ArvinMeritor, Iochpe-Maxion, S.A. and the other parties listed therein, filed as Exhibit 10 to ArvinMeritor’s Report on Form 10-Q for the Quarter ended June 28, 2009 is incorporated by reference.

12	Computation of ratio of earnings to fixed charges, filed as Exhibit 12 to ArvinMeritor’s 2010 Form 10-K for the fiscal year ended October 3, 2010, is incorporated herein by reference.

21	List of subsidiaries of ArvinMeritor, Inc., filed as Exhibit 21 to ArvinMeritor’s 2010 Form 10-K for the fiscal year ended October 3, 2010, is incorporated herein by reference.

23-a	Consent of Vernon G. Baker, II, Esq., Senior Vice President and General Counsel, filed as Exhibit 23-a to ArvinMeritor’s 2010 Form 10-K for the fiscal year ended October 3, 2010, is incorporated herein by reference.

23-b	Consent of Deloitte & Touche LLP, independent registered public accounting firm, filed as Exhibit 23-b to ArvinMeritor’s 2010 Form 10-K for the fiscal year ended October 3, 2010, is incorporated herein by reference.

23-c	Consent of Bates White LLC, filed as Exhibit 23-c to ArvinMeritor’s 2010 Form 10-K for the fiscal year ended October 3, 2010, is incorporated herein by reference.

23-d	Consent of Deloitte Touche Tohmatsu Auditores Independentes relating to the financial statements of Master Sistemas Automotivos Ltda. #

23-e	Consent of Deloitte Touche Tohmatsu Auditores Independentes relating to the financial statements of Suspensys Sistemas Automotivos Ltda. #

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of ArvinMeritor, filed as Exhibit 24 to ArvinMeritor’s 2010 Form 10-K for the fiscal year ended October 3, 2010, is incorporated herein by reference.

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act. #

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act. #

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350. #

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350. #

____________________

*	Management contract or compensatory plan or arrangement.

#	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

By:	/s/	Jeffrey A. Craig
Jeffrey A. Craig
Senior Vice President and Chief Financial Officer

Date: June 28, 2011