Form 10-Q
period 2011-07-03
MERITOR INC
filed 2011-08-04
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2011

Commission File No. 1-15983

MERITOR, INC.
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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

94,452,314 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on July 3, 2011.

INDEX

PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements:	Page
			No.

		Consolidated Statement of Income - - Three and Nine Months
		Ended June 30, 2011 and 2010	3

		Condensed Consolidated Balance Sheet - -
		June 30, 2011 and September 30, 2010	4

		Condensed Consolidated Statement of Cash Flows - -
		Nine Months Ended June 30, 2011 and 2010	5

		Condensed Consolidated Statement of Equity (Deficit) - - Nine Months Ended June 30, 2011 and 2010	6

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	36

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	53

	Item 4.	Controls and Procedures	54

PART II.	OTHER INFORMATION:

	Item 1.	Legal Proceedings	55

	Item 1A.	Risk Factors	55

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

	Item 5.	Other Information	56

	Item 6.	Exhibits	57

Signatures			58

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

MERITOR, INC.
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
Sales	$1,287	$966	$3,450	$2,634
Cost of sales	(1,153)	(849)	(3,094)	(2,331)
GROSS MARGIN	134	117	356	303
Selling, general and administrative	(73)	(77)	(216)	(211)
Restructuring costs	(7)	(1)	(21)	(1)
Other operating expense	—	(6)	(2)	(6)
OPERATING INCOME	54	33	117	85
Other income, net	5	1	3	2
Equity in earnings of affiliates	21	12	51	33
Interest expense, net	(22)	(27)	(73)	(81)
INCOME BEFORE INCOME TAXES	58	19	98	39
Provision for income taxes	(30)	(21)	(69)	(31)
INCOME (LOSS) FROM CONTINUING OPERATIONS	28	(2)	29	8
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(6)	3	17	13
NET INCOME	22	1	46	21
Less: Income attributable to noncontrolling interests	(5)	(4)	(14)	(11)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$17	$(3)	$32	$10

NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income (loss) from continuing operations	$23	$(6)	$15	$(3)
Income (loss) from discontinued operations	(6)	3	17	13
Net income (loss)	$17	$(3)	$32	$10
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.24	$(0.06)	$0.16	$(0.04)
Discontinued operations	(0.06)	0.03	0.18	0.16
Basic earnings (loss) per share	$0.18	$(0.03)	$0.34	$0.12
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.24	$(0.06)	$0.15	$(0.04)
Discontinued operations	(0.06)	0.03	0.18	0.16
Diluted earnings (loss) per share	$0.18	$(0.03)	$0.33	$0.12

Basic average common shares outstanding	94.3	93.2	94.0	81.8
Diluted average common shares outstanding	96.8	93.2	96.9	81.8

See notes to consolidated financial statements. Amounts for prior periods have been recast for discontinued operations.

MERITOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	June 30,	September 30,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201	$343
Receivables, trade and other, net	839	579
Inventories	502	382
Other current assets	67	76
Assets of discontinued operations	4	341
TOTAL CURRENT ASSETS	1,613	1,721
NET PROPERTY	417	389
GOODWILL	438	432
OTHER ASSETS	370	337
TOTAL ASSETS	$2,838	$2,879

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$84	$—
Accounts payable	905	670
Other current liabilities	397	358
Liabilities of discontinued operations	1	362
TOTAL CURRENT LIABILITIES	1,387	1,390
LONG-TERM DEBT	950	1,029
RETIREMENT BENEFITS	1,160	1,162
OTHER LIABILITIES	304	321
EQUITY (DEFICIT):
Common stock (June 30, 2011 and September 30, 2010, 94.4 and 94.1
shares issued and outstanding, respectively)	93	92
Additional paid-in capital	897	886
Accumulated deficit	(1,188)	(1,220)
Accumulated other comprehensive loss	(811)	(812)
Total deficit attributable to Meritor, Inc.	(1,009)	(1,054)
Noncontrolling interest	46	31
TOTAL EQUITY (DEFICIT)	(963)	(1,023)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,838	$2,879

See notes to consolidated financial statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Nine Months Ended June 30,
	2011	2010
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (See
Note 10)	$(19)	$139
INVESTING ACTIVITIES
Capital expenditures	(68)	(33)
Other investing activities	1	5
Net investing cash flows used for continuing operations	(67)	(28)
Net investing cash flows used for discontinued operations	(66)	(7)
CASH USED FOR INVESTING ACTIVITIES	(133)	(35)
FINANCING ACTIVITIES
Payments on revolving credit facility, net	—	(28)
Payments on accounts receivable securitization program, net	—	(83)
Proceeds from debt issuance	—	245
Repayment of notes	—	(193)
Payments on lines of credit and other, net	—	(2)
Net change in debt	—	(61)
Proceeds from exercise of stock options	6	—
Proceeds from stock issuance	—	209
Issuance and debt extinguishment costs	—	(45)
Other financing activities	—	(1)
Net financing cash flows provided by continuing operations	6	102
Net financing cash flows used for discontinued operations	—	(12)
CASH PROVIDED BY FINANCING ACTIVITIES	6	90
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	4	—
CHANGE IN CASH AND CASH EQUIVALENTS	(142)	194
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	343	95
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$201	$289

See notes to consolidated financial statements. Amounts for prior periods have been recast for discontinued operations.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF
EQUITY (DEFICIT)
(In millions)
(unaudited)

				Accumulated
		Additional		Other	Total Deficit
	Common	Paid-in	Accumulated	Comprehensive	Attributable to	Noncontrolling
	Stock	Capital	Deficit	Loss	Meritor, Inc.	Interests	Total
Beginning balance at
September 30, 2010	$92	$886	$(1,220)	$(812)	$(1,054)	$31	$(1,023)
Equity based compensation
expense	—	6	—	—	6	—	6
Exercise of stock options	1	5	—	—	6	—	6
Net income	—	—	32	—	32	14	46
Foreign currency translation
adjustments	—	—	—	56	56	2	58
Impact of sale of business	—	—	—	(62)	(62)	—	(62)
Pension adjustment	—	—	—	9	9	—	9
Other	—	—	—	(2)	(2)	(1)	(3)
Ending Balance at
June 30, 2011	$93	$897	$(1,188)	$(811)	$(1,009)	$46	$(963)

Beginning balance at
September 30, 2009	$72	$699	$(1,232)	$(734)	$(1,195)	$29	$(1,166)
Issuance of common stock	20	180	—	—	200	—	200
Equity based compensation
expense	—	5	—	—	5	—	5
Net income	—	—	10	—	10	11	21
Foreign currency translation
adjustments	—	—	—	(2)	(2)	—	(2)
Impact of sale of business	—	—	—	31	31	—	31
Other	—	—	—	5	5	(3)	2
Ending Balance at
June 30, 2010	$92	$884	$(1,222)	$(700)	$(946)	$37	$(909)

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

     In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2010. The results of operations for the nine months ended June 30, 2011, are not necessarily indicative of the results for the full year.

     The company’s fiscal year ends on the Sunday nearest September 30. The third quarter of fiscal years 2011 and 2010 ended on July 3, 2011 and July 4, 2010, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and June 30 are used consistently throughout this report to represent the fiscal year end and third quarter end, respectively.

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

     A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic average common shares outstanding	94.3	93.2	94.0	81.8
Impact of stock options	0.1	—	0.1	—
Impact of restricted shares and share units	2.4	—	2.8	—
Diluted average common shares outstanding	96.8	93.2	96.9	81.8

     At June 30, 2011, options to purchase 0.6 million shares of common stock were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the three and nine month periods and thus their inclusion would be anti-dilutive. The potential effects of stock options and restricted shares and share units were excluded from the diluted earnings per share calculation for the three and nine months ended June 30, 2010 because their inclusion in a net loss period would reduce the net loss per share. Therefore, at June 30, 2010, options to purchase 1.4 million shares of common stock were not included in the computation of diluted earnings per share. In addition, 3.1 million and 2.8 million shares of restricted stock were excluded from the computation of diluted earnings per share for the three and nine months ended June 30, 2010, respectively. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the stock price at the end of the quarter is less than the conversion price.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Standards

   New accounting standards to be implemented

     In June 2011, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The company does not believe the adoption of the new guidance will have a significant impact on the company’s consolidated financial statements.

     In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). This ASU is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of and disclosures about fair value. The guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The company is currently evaluating the potential impact of this new guidance on its consolidated financial statements.

   Accounting standards implemented in fiscal year 2011

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

     In June 2009, the FASB issued guidance for the consolidation of variable interest entities (VIEs) to address the elimination of the concept of a qualifying special purpose entity. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the new guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. As required, the company adopted this guidance effective October 1, 2010. The adoption of this guidance did not have any impact on the company’s consolidated financial statements other than additional disclosures as noted below.

     The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture at a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At June 30, 2011, the company’s investment in the joint venture was $33 million, classified as Other Assets in the condensed consolidated balance sheet (see Note 14), representing the company’s maximum exposure to loss.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Discontinued Operations

     Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales	$3	$309	$309	$1,008
Operating income, net	$1	$14	$18	$32
Net gain on sale of businesses	—	—	19	8
Restructuring costs	—	(1)	(1)	(3)
Other	(7)	(5)	(15)	(21)
Income (loss) before income taxes	(6)	8	21	16
Provision for income taxes	—	(5)	(4)	(3)
Income (loss) from discontinued operations
attributable to Meritor, Inc.	$(6)	$3	$17	$13

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

     In addition to the purchase price, the company expects to receive the cash held at the time of the sale by the Body Systems entities operating in China and Brazil of approximately $33 million, before applicable taxes and other withholding, at such time as it becomes available for distribution, as provided in the sale agreement. At June 30, 2011, the company has recognized a receivable of approximately $27 million, net of applicable taxes and other withholding, for cash balances available for distribution based on the current distribution capacity. The company expects to recognize a receivable for the remaining amount of approximately $3 million, before applicable taxes and other withholding, at such time when the balance becomes available for distribution by the respective entities. The receivable recognized at June 30, 2011 is included in receivables, trade and other, net in the accompanying condensed consolidated balance sheet. Cash outflows as a result of the sale of Body Systems are included in net investing cash flows used for discontinued operations in the accompanying condensed consolidated statement of cash flows.

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

     The sale agreement contains certain customary representations, warranties and covenants of the seller and the purchaser as further set forth in the agreement. The agreement also includes provisions governing post-closing indemnities between the seller and the purchaser for losses arising from specified events. At June 30, 2011, the company recognized estimates for such indemnities, primarily related to income tax matters, of $5 million. This amount is included in other liabilities in the accompanying condensed consolidated balance sheet.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     Meritor Suspension Systems Company (MSSC) – On June 24, 2009, the company entered into a binding letter of intent to sell its 57 percent interest in MSSC, a joint venture that manufactured and supplied automotive coil springs, torsion bars and stabilizer bars in North America, to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD (MSM). The sale transaction closed in October 2009. The purchase price was $13 million, which included a cash dividend of $12 million received by the company in June 2009. The remaining purchase price was received by the company at the time of closing. In connection with the sale of its interest in MSSC, the company provided certain indemnifications to the buyer for its share of potential obligations related to taxes, pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company’s estimated exposure under these indemnities is approximately $14 million and is included in other liabilities in the condensed consolidated balance sheet at June 30, 2011.

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

     The following summarizes significant items included in income from discontinued operations in the consolidated statement of income for the three- and nine-month periods ended June 30, 2011 and 2010:

     Operating income from discontinued operations represents income from normal operating activities of businesses included in discontinued operations before such businesses were sold.

     Net gain on sale of businesses – In the second quarter of fiscal year 2011, the company recognized a pre-tax gain of $32 million ($32 million after tax) on the sale of the Body Systems business and a pre-tax loss of $13 million ($13 million after tax) on the sale of its Gabriel Europe business. In the first nine months of fiscal year 2010, the company recognized a pre-tax gain of $16 million ($16 million after tax) on the sale of its interest in MSSC, net of estimated indemnity obligations as described above. Also included in net gain on sale of businesses for the first nine months of fiscal year 2010 are $8 million of charges associated with working capital purchase price adjustments associated with the sale of Gabriel Ride Control.

     Restructuring costs – Restructuring costs relate to charges associated with certain actions in the company’s Body Systems and Gabriel Europe businesses prior to their sale.

     Other – Other charges primarily relate to charges for changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale, and costs associated with the divestiture actions.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Goodwill

     A summary of the changes in the carrying value of goodwill are presented below (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	Total
Balance at September 30, 2010	$151	$109	$172	$432
Foreign currency translation	3	—	3	6
Balance at June 30, 2011	$154	$109	$175	$438

6. Restructuring Costs

     At June 30, 2011 and at September 30, 2010, $18 million and $11 million, respectively, of restructuring reserves, primarily related to unpaid employee termination benefits, remained in the consolidated balance sheet. The changes in restructuring reserves for the nine months ended June 30, 2011 and 2010 are as follows (in millions):

	Employee		Plant
	Termination	Asset	Shutdown
	Benefits	Impairment	& Other	Total
Balance at September 30, 2010	$11	$—	$—	$11
Activity during the period:
Charges to continuing operations	20	1	—	21
Asset write-offs	—	(1)	—	(1)
Cash payments - continuing operations	(13)	—	—	(13)
Balance at June 30, 2011	$18	$—	$—	$18

Balance at September 30, 2009	$28	$—	$—	$28
Activity during the period:
Charges to continuing operations, net of reversals	—	—	1	1
Charges to discontinued operations, net of reversals(1)	3	—	—	3
Cash payments - continuing operations	(10)	—	(1)	(11)
Cash payments – discontinued operations	(7)	—	—	(7)
Balance at June 30, 2010	$14	$—	$—	$14

(1)	Charges to discontinued operations are included in income from discontinued operations in the consolidated statement of income.

     Performance Plus: During fiscal year 2007, the company launched a long-term profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s continuing operations recognized restructuring costs in its Commercial Truck business segment of $13 million in the first nine months of fiscal year 2011 ($5 million in the third quarter of fiscal year 2011) related to Performance Plus. These costs relate to the rationalization of our manufacturing footprint in Europe which involves eliminating one manufacturing facility and primarily consist of employee headcount reductions. Cumulative restructuring costs recorded for this program as of June 30, 2011 are $159 million, including $93 million reported in discontinued operations in the consolidated statement of income. These costs primarily relate to employee severance and related costs of $115 million, asset impairment charges of $19 million and $25 million primarily associated with pension termination benefits. The company’s Commercial Truck segment has recognized cumulative restructuring costs associated with Performance Plus of $55 million. Cumulative restructuring costs of $11 million were recognized by corporate locations and the company’s Aftermarket & Trailer segment. The majority of the restructuring actions associated with Performance Plus were complete as of June 30, 2011, with remaining cash costs of approximately $4 million expected to be incurred in the remainder of fiscal year 2011 and fiscal year 2012, primarily in the company’s Commercial Truck segment.

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

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Other: In the third quarter of fiscal year 2011, the company recorded approximately $2 million of restructuring costs at its corporate locations associated with certain executive headcount reductions.

7. Other Income, Net

     During the third quarter of fiscal year 2011, the company recognized a $5 million non-operating gain on the collection of a note receivable related to a previously divested business. The gain represents a change in fair value of the note from the time of receipt of the note to the date of final payment in the third quarter of fiscal year 2011. The gain has been classified in income from continuing operations in the consolidated statements of income.

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

     For the nine months of fiscal year 2011, the company had approximately $128 million of net pre-tax losses in tax jurisdictions in which a tax benefit is not recorded. Tax benefits arising from these jurisdictions resulted in increasing the valuation allowance, rather than reducing income tax expense.

9. Accounts Receivable Securitization and Factoring

     Off-balance sheet arrangements

     Swedish Factoring Facility: In 2006, the company entered into a European arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. In June 2011, the company renewed this agreement through June 2012. Under this arrangement, the company can sell up to, at any point in time, €150 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The gross amount of proceeds received from the sale of receivables under this arrangement was $413 million and $249 million for the nine months ended June 30, 2011 and 2010, respectively. The company had utilized €99 million ($143 million) and €62 million ($84 million) of this accounts receivable factoring facility as of June 30, 2011 and September 30, 2010, respectively. The company had notes receivable from the purchaser of the receivables of $6 million and $3 million under this program at June 30, 2011 and September 30, 2010, respectively. The notes receivable from the purchaser were generated prior to the June 2011 renewal. Under the renewed agreement, the company will not have any notes receivable from purchaser as the full amount of purchased receivables will be paid at the time of transfer of receivables to the purchaser.

     French Factoring Facility: In November 2007, the company entered into an arrangement to sell trade receivables through one of its French subsidiaries. Under this arrangement, the company can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €44 million ($64 million) and €36 million ($49 million) of this accounts receivable factoring facility as of June 30, 2011 and September 30, 2010, respectively.

     Both of the above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through June 2012 for both the French and Swedish facilities. The commitments are subject to standard terms and conditions for these types of arrangements (including, in the case of the French commitment, a sole discretion clause whereby the bank retains the right to not purchase receivables, which to the company’s knowledge has never been invoked).

     U.S. Factoring Facility: In October 2010, the company entered into a two-year arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, the company can sell up to, at any point in time, €50 million ($73 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized $53 million of this accounts receivable factoring facility as of June 30, 2011.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $11 million and $5 million at June 30, 2011 and September 30, 2010, respectively.

     Total costs associated with these off-balance sheet arrangements were $6 million and $3 million in the nine month periods ended June 30, 2011 and 2010, respectively, and are included in selling, general and administrative expenses in the consolidated statement of income.

     On-balance sheet arrangements

     In September 2009 the company entered into a new, two year $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by Ally Commercial Finance LLC (formerly GMAC Commercial Finance LLC). In October 2010, the company extended the expiration of the program to October 2013. Under this program, the company has the ability to sell substantially all of the trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility discussed above) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At June 30, 2011 and September 30, 2010, no amount was outstanding under this program. This program does not have specific financial covenants; however, it does have a cross-default provision to the company’s revolving credit facility agreement.

10. Operating Cash Flow

     The reconciliation of net income to cash flows provided by (used for) operating activities is as follows (in millions):

	Nine Months Ended
	June 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$46	$21
Less: income from discontinued operations, net of tax	17	13
Income from continuing operations	29	8
Adjustments to income from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	50	54
Restructuring costs, net of payments	8	(10)
Equity in earnings of affiliates, net of dividends	(21)	(23)
Loss on debt extinguishment	—	13
Other adjustments to income from continuing operations	12	2
Pension and retiree medical expense	53	66
Pension and retiree medical contributions	(56)	(65)
Interest proceeds from note receivable	—	12
Changes in off-balance sheet receivable securitization and factoring	134	55
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign
currency adjustments and discontinued operations	(191)	6
Operating cash flows provided by continuing operations	18	118
Operating cash flows provided by (used for) discontinued operations	(37)	21
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(19)	$139

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Inventories

     Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	June 30,	September 30,
	2011	2010
Finished goods	$186	$156
Work in process	71	62
Raw materials, parts and supplies	245	164
Inventories	$502	$382

12. Other Current Assets

     Other current assets are summarized as follows (in millions):

	June 30,	September 30,
	2011	2010
Current deferred income tax assets, net	$36	$46
Asbestos-related recoveries (see Note 20)	11	11
Deposits and collateral	5	3
Prepaid and other	15	16
Other current assets	$67	$76

13. Net Property

     Net property is summarized as follows (in millions):

	June 30,	September 30,
	2011	2010
Property at cost:
Land and land improvements	$45	$42
Buildings	272	267
Machinery and equipment	931	909
Company-owned tooling	154	150
Construction in progress	63	40
Total	1,465	1,408
Less accumulated depreciation	(1,048)	(1,019)
Net property	$417	$389

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Other Assets

     Other assets are summarized as follows (in millions):

	June 30,	September 30,
	2011	2010
Investments in non-consolidated joint ventures	$194	$164
Asbestos-related recoveries (see Note 20)	55	55
Non-current deferred income tax assets, net	22	23
Unamortized debt issuance costs	27	32
Capitalized software costs, net	22	21
Note receivable, non-current (see Note 4)	12	—
Prepaid pension costs	9	8
Other	29	34

Other assets	$370	$337

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

15. Other Current Liabilities

     Other current liabilities are summarized as follows (in millions):

	June 30,	September 30,
	2011	2010
Compensation and benefits	$158	$179
Income taxes	36	18
Taxes other than income taxes	39	32
Product warranties	26	28
Restructuring (see Note 6)	18	11
Asbestos-related liabilities (see Note 20)	19	18
Accrued interest (see Note 17)	24	5
Other	77	67
Other current liabilities	$397	$358

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

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     A summary of the changes in product warranties for continuing operations is as follows (in millions):

	Nine Months Ended
	June 30,
	2011	2010(1)
Total product warranties – beginning of period	$54	$70
Accruals for product warranties	16	13
Payments	(15)	(20)
Change in estimates and other	(4)	(3)
Total product warranties – end of period	51	60
Less: Non-current product warranties (see Note 16)	(25)	(29)
Product warranties – current	$26	$31

(1)	At September 30, 2009 and June 30, 2010, product warranty liabilities of $39 million and $38 million, respectively, related to light vehicle businesses are not included in the table above. These liabilities were part of the net assets of businesses sold during the second quarter of fiscal year 2011.

16. Other Liabilities

     Other liabilities are summarized as follows (in millions):

	June 30,	September 30,
	2011	2010
Asbestos-related liabilities (see Note 20)	$66	$66
Non-current deferred income tax liabilities	88	94
Liabilities for uncertain tax positions	37	47
Product warranties (see Note 15)	25	26
Environmental	7	13
Indemnity obligations	40	32
Other	41	43
Other liabilities	$304	$321

17. Long-Term Debt

     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	June 30,	September 30,
	2011	2010
8-3/4 percent notes due 2012	$84	$84
8-1/8 percent notes due 2015	250	250
10-5/8 percent notes due 2018	245	245
4.625 percent convertible notes due 2026(1)	300	300
4.0 percent convertible notes due 2027(1)	200	200
Lines of credit and other	9	9
Unamortized gain on interest rate swap termination	15	18
Unamortized discount on convertible notes	(69)	(77)
Subtotal	1,034	1,029
Less: current maturities	84	—
Long-term debt	$950	$1,029

(1)	The 4.625 percent and 4.0 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

   Revolving Credit Facility

     On February 5, 2010 the company signed an agreement to amend and extend the revolving credit facility, which became effective on February 26, 2010. As of March 31, 2011 the company had a $567 million revolving credit facility which excluded approximately $29 million of commitments that are unavailable due to the bankruptcy of Lehman Brothers in 2008 and included a $30 million increase from new lenders as the company exercised the accordion feature of the agreement. On April 13, 2011 the company exercised an additional $15 million of the accordion feature. On June 23, 2011, $141 million of the revolving credit facility matured for banks that elected not to extend their original commitments (non-extending banks). The remaining revolving credit facility balance of $441 million matures in January 2014. Availability under the revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis and under the most recent collateral test, the full amount of the revolving credit facility was available for borrowing at June 30, 2011. Availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2010 through and including the fiscal quarter ended June 30, 2011; (ii) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012 and (iii) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity. At June 30, 2011, the company was in compliance with all covenants under its credit agreement with a ratio of approximately 0.18x for the priority debt-to-EBITDA covenant.

     The revolving credit facility includes a $100 million limit on the issuance of letters of credit. At September 30, 2010, approximately $26 million of letters of credit were issued. No letters of credit were outstanding at June 30, 2011 under the revolving credit facility. In addition, the company has another letter of credit facility with an availability limit of $30 million and had approximately $29 million outstanding at June 30, 2011. The company also had additional $3 million and $2 million outstanding at June 30, 2011 and September 30, 2010, respectively, of letters on credit available through other facilities.

     Borrowings under the revolving credit facility are collateralized by approximately $674 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facility. At June 30, 2011, the margin over LIBOR rate was 425 basis points for the $441 million available under the revolving credit facility, and the commitment fee was 50 basis points.

     Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 23).

   Interest Rate Swap Agreement

     In March 2010, the company entered into an interest rate swap agreement that effectively converted $125 million of the company’s 8-1/8 percent notes due 2015 to variable interest rates. The terms of the interest rate swap agreement required the company to place cash on deposit as collateral if the fair value of the interest rate swap represented a liability for the company at any time. The swap was designated as a fair value hedge and the impact of the changes in its fair values was offset by an equal and opposite change in the carrying value of the related notes. Under the terms of the swap agreement, the company received a fixed rate of interest of 8-1/8 percent on notional amounts of $125 million and paid a variable rate based on U.S. dollar six-month LIBOR plus a spread of 4.61 percent. The payments under the swap agreement coincided with the interest payment dates on the hedged debt instrument, and the difference between the amounts paid and received was included in interest expense, net.

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

18. Financial Instruments

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

     The company has a foreign currency cash flow hedging program to reduce the company’s exposure to changes in exchange rates on foreign currency purchases and sales. The company uses foreign currency forward contracts to manage the company’s exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this foreign currency cash flow hedging program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the consolidated balance sheet and is recognized in operating income when the underlying forecasted transaction impacts earnings. The terms of the foreign exchange contracts generally require the company to place cash on deposit as collateral if the fair value of these contracts represents a liability above certain minimum thresholds for the company at any time. The fair values of the foreign exchange derivative instruments and any related collateral cash deposits are presented on a net basis as the derivative contracts are subject to master netting arrangements. The company’s foreign exchange contracts generally mature within twelve months.

     At June 30, 2011, the company had outstanding contracts with notional amounts of $105 million under its foreign currency cash flow hedging program. These notional values consisted primarily of contracts for the European euro, Swedish krona and Canadian dollar, and are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The fair value of these foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. At June 30, 2011, fair value of these foreign exchange forward contracts and related unrealized income recorded in AOCL were not significant. At September 30, 2010, the company had no foreign exchange contracts outstanding under its foreign currency cash flow hedging program.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

     The company generally has not hedged against its foreign currency exposure related to translations to U.S. dollars of financial results denominated in foreign currencies. However, in the fourth quarter of fiscal year 2010, the company entered into foreign currency option contracts to reduce the risk of volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts are recorded in other income, net, in the consolidated statement of income, generally reducing the exposure to translation volatility during a full-year period. The impact of these option contracts was not significant to the results of operations or financial position at June 30, 2011.

   Fair Value

     Fair values of financial instruments are summarized as follows (in millions):

	June 30,		September 30,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$201	$201	$343	$343
Short-term debt	84	87	—	—
Long-term debt	950	1,063	1,029	1,132

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

19. Retirement Benefit Liabilities

     Retirement benefit liabilities consist of the following (in millions):

	June 30,	September 30,
	2011	2010
Retiree medical liability	$601	$594
Pension liability	585	595
Other	27	26
Subtotal	1,213	1,215
Less: current portion (included in other current liabilities)	(53)	(53)
Retirement benefit liabilities	$1,160	$1,162

     Certain active employees and retirees of a German subsidiary of the company were covered by a defined benefit pension plan. In connection with the sale of the company’s Body Systems business (see Note 4), the projected benefit obligation (PBO) of approximately $21 million related to the active employees of the divested business was transferred to the buyer. The PBO related to these employees was classified in the liabilities of discontinued operations at September 30, 2010. The transfer of this obligation required a remeasurement of the plan as of January 3, 2011. As a result of the remeasurement and transfer, the company’s total PBO decreased by $30 million and AOCL decreased by $9 million. The decrease in AOCL is reflected in the condensed consolidated statement of equity (deficit).

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The components of net periodic pension and retiree medical expense for continuing operations for the three months ended June 30 are as follows (in millions):

	2011		2010
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$2	$1	$4	$—
Interest cost	23	7	21	8
Assumed return on plan assets	(29)	—	(27)	—
Amortization of prior service costs	—	(3)	—	(2)
Recognized actuarial loss	10	7	9	8
Total expense	$6	$12	$7	$14

     The components of net periodic pension and retiree medical expense for continuing operations for the nine months ended June 30 are as follows (in millions):

	2011		2010
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$6	$1	$12	$1
Interest cost	69	20	65	23
Assumed return on plan assets	(87)	—	(81)	—
Amortization of prior service costs	—	(7)	—	(7)
Recognized actuarial loss	29	22	27	26
Total expense	$17	$36	$23	$43

     In fiscal year 2011, the company expects to make total pension contributions of $36 million (as compared to $54 million previously disclosed). As permitted under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010, the company elected an alternative amortization schedule for funding asset shortfalls that arose as a result of the global recession. As a result, the company has elected to defer approximately $18 million of U.S. qualified pension plan employer contributions. The company expects to contribute these deferred contributions to the pension trust over the next several years in accordance with applicable pension funding regulations.

20. Contingencies

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

     The company has been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at June 30, 2011 to be approximately $20 million, of which $3 million is recorded as a liability.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at June 30, 2011 to be approximately $39 million, of which $14 million is recorded as a liability.

     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of five-percent and is approximately $7 million at June 30, 2011. The undiscounted estimate of these costs is approximately $11 million.

     Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2010	$3	$18	$21
Accruals	2	1	3
Payments and other	(2)	(5)	(7)
Balance at June 30, 2011	$3	$14	$17

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

   Asbestos

     Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 26,000 pending asbestos-related claims at June 30, 2011 and September 30, 2010. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2011	September 30, 2010
Asbestos-related reserves for pending and future claims	$67	$67
Asbestos-related insurance recoveries	57	57

     A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 12, 14, 15 and 16).

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
     Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $57 million as of June 30, 2011 and September 30, 2010. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

MERITOR, INC.
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

     The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. After consultation with Bates White, the company determined that as of June 30, 2011 and September 30, 2010 the probable liability for pending and future claims over the next four years is $18 million and $17 million, respectively. The accrual estimates are based on historical data and certain assumptions with respect to events that may occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims beyond four years. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process.

     Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies, which are currently being disputed. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. Based on consultation with advisors and underlying analysis performed by management, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $9 million at June 30, 2011 and September 30, 2010. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

   Indemnifications

     In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. During the second quarter of fiscal year 2011, the company recorded a $4 million charge to increase the liability based on current demographic data. This amount is included in income from discontinued operations in the accompanying condensed consolidated statement of income. The estimated liability for this matter was approximately $23 million and $21 million at June 30, 2011 and September 30, 2010, respectively.

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

   Other

     On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The cases have been consolidated into a multi-district litigation proceeding in Federal court for the Northern District of Illinois. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. On May 25, 2010, the Office of the Attorney General for the State of Washington informed the company that it also was investigating the allegations raised in these suits. On August 9, 2010, the County of Suffolk, New York, filed a complaint in the Eastern District of New York based on the same allegations. The case has been transferred to the multi-district litigation proceeding in Illinois. On April 14, 2011, the judge in that multi-district litigation granted a stay on discovery and depositions until July 25, 2011. The stay was subsequently extended until August 23, 2011. The company intends to vigorously defend the claims raised in all of these actions. The company is unable to estimate a range of exposure, if any, at this time.

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

21. Shareowners’ Equity (Deficit)

Common Stock

     In March 2010, the company completed an equity offering of 19,952,500 common shares, par value of $1 per share, at a price of $10.50 per share. The proceeds of the offering of $200 million, net of underwriting discounts and commissions, were primarily used to repay outstanding indebtedness under the revolving credit facility and under the U.S. accounts receivable securitization program. The offering was made pursuant to the Shelf Registration Statement, registering $750 million aggregate debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale (see Note 17).

Comprehensive Income (Loss)

     Comprehensive income (loss) includes net income and components of other comprehensive income (loss), such as foreign currency translation adjustments, and unrealized gains and losses on derivatives and equity securities.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Comprehensive income (loss) is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$22	$1	$46	$21
Foreign currency translation adjustments	20	(36)	58	(2)
Impact of sale of business	—	—	(62)	31
Pension adjustment	—	—	9	—
Other	—	2	(2)	5
Comprehensive income (loss)	42	(33)	49	55
Comprehensive income attributable to noncontrolling interests	(7)	(4)	(16)	(11)
Comprehensive income (loss) attributable to Meritor, Inc.	$35	$(37)	$33	$44

22. Business Segment Information

     The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s chief operating decision maker (CODM) is the Chief Executive Officer.

     In the fourth quarter of fiscal year 2010, as a result of the divestiture activity described in Note 4, the company included its former LVS reporting segment in discontinued operations. All prior period amounts have been recast to reflect the classification of the company’s former LVS reporting segment as discontinued operations. The company has three reportable segments at June 30, 2011, as follows:
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
     Segment EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expenses and asset impairment charges. The company uses Segment EBITDA as the primary basis for the CODM to evaluate the performance of each of its reportable segments. In fiscal year 2010, the company modified the definition of Segment EBITDA to include the entire EBITDA from the company’s consolidated joint ventures before making adjustment for non-controlling interests, and to exclude restructuring costs and asset impairment charges. Including the entire EBITDA of our consolidated joint ventures, consistent with the related revenues, better reflects the performance of our Industrial segment and is consistent with how the CODM currently measures segment performance. All prior period amounts have been recast to reflect these changes.

     The accounting policies of the segments are the same as those applied in the Consolidated Financial Statements, except for the use of Segment EBITDA. The company may allocate certain common costs, primarily corporate functions, between the segments differently than the company would for stand alone financial information prepared in accordance with the U.S. generally accepted accounting principles. These allocated costs include expenses for shared services such as information technology, finance, communications, legal, human resources and certain engineering costs. The company does not allocate interest expense and certain legacy and other corporate costs not directly associated with the Segments’ EBITDA.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Segment information is summarized as follows (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	Eliminations	Total
Three months ended June 30, 2011:
External Sales	$711	$286	$290	$—	$1,287
Intersegment Sales	59	22	3	(84)	—
Total Sales	$770	308	$293	$(84)	$1,287

Three months ended June 30, 2010:
External Sales	$467	$244	$255	$—	$966
Intersegment Sales	55	13	2	(70)	—
Total Sales	$522	$257	$257	$(70)	$966

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	Eliminations	Total
Nine months ended June 30, 2011:
External Sales	$1,877	$792	$781	$—	$3,450
Intersegment Sales	161	52	9	(222)	—
Total Sales	$2,038	$844	$790	$(222)	$3,450

Nine months ended June 30, 2010:
External Sales	$1,241	$682	$711	$—	$2,634
Intersegment Sales	172	49	6	(227)	—
Total Sales	$1,413	$731	$717	$(227)	$2,634

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Segment EBITDA:
Commercial Truck	$49	$25	$122	53
Industrial	21	25	56	80
Aftermarket & Trailer	35	20	76	54
Segment EBITDA	105	70	254	187
Unallocated legacy and corporate costs (1)	(3)	(4)	(9)	(9)
Interest expense, net	(22)	(27)	(73)	(81)
Provision for income taxes	(30)	(21)	(69)	(31)
Depreciation and amortization	(17)	(18)	(50)	(54)
Loss on sale of receivables	(3)	(1)	(6)	(3)
Restructuring costs	(7)	(1)	(21)	(1)
Other	5	—	3	—
Noncontrolling interests	(5)	(4)	(14)	(11)
Income (loss) from continuing operations
attributable to Meritor, Inc.	$23	$(6)	$15	$(3)

(1)
Unallocated legacy and corporate costs represent items that are not directly related to the business segments. These costs primarily include pension and retiree medical costs associated with recently sold businesses and other legacy costs for environmental and product liability.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	September 30,
Segment Assets:	2011	2010
Commercial Truck	$1,576	$1,207
Industrial	492	397
Aftermarket & Trailer	571	506
Total segment assets	2,639	2,110
Corporate(1)	466	566
Discontinued operations(2)	4	341
Less: Accounts receivable sold under off-balance
sheet factoring programs(3)	(271)	(138)
Total assets	$2,838	$2,879

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.
(2)
Assets of discontinued operations at June 30, 2011 consist of the assets of the remaining non-core business which was part of the company’s former light vehicle systems segment. Assets of discontinued operations at September 30, 2010 consist of assets of the divested Body Systems and Chassis disposal groups.

(3)
At June 30, 2011 and September 30, 2010, segment assets include $271 million and $138 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable and factoring programs (see Note 9). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

23. Supplemental Guarantor Condensed Consolidating Financial Statements

     Certain of the company’s wholly-owned subsidiaries, as defined in the credit agreement (the Guarantors) irrevocably and unconditionally guarantee amounts outstanding under the senior secured revolving credit facility. Similar subsidiary guarantees were provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 17).

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

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30, 2011
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$404	$883	$—	$1,287
Subsidiaries	—	37	21	(58)	—
Total sales	—	441	904	(58)	1,287
Cost of sales	(15)	(398)	(798)	58	(1,153)
GROSS MARGIN	(15)	43	106	—	134
Selling, general and administrative	(26)	(19)	(28)	—	(73)
Restructuring costs	(2)	—	(5)	—	(7)
OPERATING INCOME (LOSS)	(43)	24	73	—	54
Other income (expense), net	15	—	(10)	—	5
Equity in earnings of affiliates	—	12	9	—	21
Interest income (expense), net	(30)	6	2	—	(22)
INCOME (LOSS) BEFORE INCOME TAXES	(58)	42	74	—	58
Provision for income taxes	(1)	(3)	(26)	—	(30)
Equity income from continuing operations of subsidiaries	82	40	—	(122)	—
INCOME FROM CONTINUING OPERATIONS	23	79	48	(122)	28
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(6)	$(9)	$(8)	$17	$(6)
NET INCOME	17	70	40	(105)	22
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$17	$70	$35	$(105)	$17

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$346	$620	$—	$966
Subsidiaries	—	32	17	(49)	—
Total sales	—	378	637	(49)	966
Cost of sales	(19)	(325)	(554)	49	(849)
GROSS MARGIN	(19)	53	83	—	117
Selling, general and administrative	(37)	(18)	(22)	—	(77)
Restructuring costs	—	1	(2)	—	(1)
Other expense	(2)	—	(4)	—	(6)
OPERATING INCOME (LOSS)	(58)	36	55	—	33
Other income (expense)	18	(10)	(7)	—	1
Equity in earnings of affiliates	—	5	7	—	12
Interest income (expense), net	(37)	17	(7)	—	(27)
INCOME (LOSS) BEFORE INCOME TAXES	(77)	48	48	—	19
Benefit (provision) for income taxes	—	—	(21)	—	(21)
Equity income from continuing operations of subsidiaries	71	22	—	(93)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(6)	70	27	(93)	(2)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	3	5	11	(16)	3
NET INCOME (LOSS)	(3)	75	38	(109)	1
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(3)	$75	$34	$(109)	$(3)

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2011
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$1,102	$2,348	$—	$3,450
Subsidiaries	—	108	58	(166)	—
Total sales	—	1,210	2,406	(166)	3,450
Cost of sales	(44)	(1,103)	(2,113)	166	(3,094)
GROSS MARGIN	(44)	107	293	—	356
Selling, general and administrative	(80)	(62)	(74)	—	(216)
Restructuring costs	(2)	—	(19)	—	(21)
Other operating expense	(2)	—	—	—	(2)
OPERATING INCOME (LOSS)	(128)	45	200	—	117
Other income (expense), net	39	(8)	(28)	—	3
Equity in earnings of affiliates	—	28	23	—	51
Interest income (expense), net	(91)	21	(3)	—	(73)
INCOME (LOSS) BEFORE INCOME TAXES	(180)	86	192	—	98
Provision for income taxes	—	(9)	(60)	—	(69)
Equity income from continuing operations of subsidiaries	195	109	—	(304)	—
INCOME FROM CONTINUING OPERATIONS	15	186	132	(304)	29
INCOME FROM DISCONTINUED OPERATIONS, net of tax	17	$44	$49	$(93)	$17
NET INCOME	32	230	181	(397)	46
Less: Net income attributable to noncontrolling interests	—	—	(14)	—	(14)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$32	$230	$167	$(397)	$32

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$1,027	$1,607	$—	$2,634
Subsidiaries	—	87	48	(135)	—
Total sales	—	1,114	1,655	(135)	2,634
Cost of sales	(50)	(951)	(1,465)	135	(2,331)
GROSS MARGIN	(50)	163	190	—	303
Selling, general and administrative	(98)	(57)	(56)	—	(211)
Restructuring costs	—	1	(2)	—	(1)
Other expense	(2)	—	(4)	—	(6)
OPERATING INCOME (LOSS)	(150)	107	128	—	85
Other income (expense), net	42	(22)	(18)	—	2
Equity in earnings of affiliates	—	14	19	—	33
Interest income (expense), net	(116)	50	(15)	—	(81)
INCOME (LOSS) BEFORE INCOME TAXES	(224)	149	114	—	39
Provision for income taxes	—	(5)	(26)	—	(31)
Equity income from continuing operations of subsidiaries	221	76	—	(297)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(3)	220	88	(297)	8
INCOME FROM DISCONTINUED OPERATIONS, net of tax	13	$20	$56	$(76)	$13
NET INCOME	10	240	144	(373)	21
Less: Net income attributable to noncontrolling interests	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$10	$240	$133	$(373)	$10

MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	June 30, 2011
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$36	$7	$158	$—	$201
Receivables, net	9	19	811	—	839
Inventories	—	189	313	—	502
Other current assets	7	17	43	—	67
Assets of discontinued operations	—	—	4	—	4
TOTAL CURRENT ASSETS	52	232	1,329	—	1,613
NET PROPERTY	10	124	283	—	417
GOODWILL	—	275	163	—	438
OTHER ASSETS	45	173	152	—	370
INVESTMENTS IN SUBSIDIARIES	1,273	272	—	(1,545)	—
TOTAL ASSETS	$1,380	$1,076	$1,927	$(1,545)	$2,838

CURRENT LIABILITIES
Short-term debt	$84	$—	$—	$—	$84
Accounts payable	46	229	630	—	905
Other current liabilities	149	66	182	—	397
Liabilities of discontinued operations	—	—	1	—	1
TOTAL CURRENT LIABILITIES	279	295	813	—	1,387
LONG-TERM DEBT	941	—	9	—	950
RETIREMENT BENEFITS	995	—	165	—	1,160
INTERCOMPANY PAYABLE (RECEIVABLE)	87	(720)	633	—	—
OTHER LIABILITIES	87	148	69	—	304
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(1,009)	1,353	192	(1,545)	(1,009)
NONCONTROLLING INTERESTS	—	—	46	—	46
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,380	$1,076	$1,927	$(1,545)	$2,838

MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

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

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2011
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$146	$17	$(182)	$—	$(19)

INVESTING ACTIVITIES
Capital expenditures	(2)	(23)	(43)	—	(68)
Other investing activities	—	2	(1)	—	1
Net cash flows provided by (used for) discontinued
operations	(15)	5	(56)	—	(66)
CASH USED FOR INVESTING ACTIVITIES	(17)	(16)	(100)	—	(133)

FINANCING ACTIVITIES
Net increase (decrease) in intercompany obligations	(146)	—	146	—	—
Proceeds from exercise of stock options	6	—	—	—	6
CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES	(140)	—	146	—	6

EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	—	4	—	4

CHANGE IN CASH AND CASH EQUIVALENTS	(11)	1	(132)	—	(142)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	47	6	290	—	343
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$36	$7	$158	$—	$201

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$(51)	$9	$181	$—	$139

INVESTING ACTIVITIES
Capital expenditures	(1)	(15)	(17)	—	(33)
Other investing activities	—	—	5	—	5
Net cash flows provided by (used for) discontinued
operations	—	4	(11)	—	(7)

CASH USED FOR INVESTING ACTIVITIES	(1)	(11)	(23)	—	(35)

FINANCING ACTIVITIES
Payments on revolving credit facility, net	(28)	—	—	—	(28)
Payments on account receivable securitization program	—	—	(83)	—	(83)
Proceeds from debt issuance	245	—	—	—	245
Proceeds from stock issuance	209	—	—	—	209
Issuance and debt extinguishment costs	(45)	—	—	—	(45)
Repayment of notes	(193)	—	—	—	(193)
Payments on lines of credit and other, net	—	—	(2)	—	(2)
Intercompany advances	(99)	—	99	—	—
Other financing activities	(1)	—	—	—	(1)

Net financing cash flows used for discontinued operations	—	—	(12)	—	(12)

CASH PROVIDED BY FINANCING ACTIVITIES	88	—	2	—	90

CHANGE IN CASH AND CASH EQUIVALENTS	36	(2)	160	—	194

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	7	6	82	—	95
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$43	$4	$242	$—	$289

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

   3rd Quarter Fiscal Year 2011 Results

     In the third quarter of fiscal year 2011, we saw stronger commercial truck demand in all regions. As a result, sales increased in the third quarter of fiscal year 2011 to approximately $1,287 million compared $966 million in the prior year’s third quarter. The higher sales resulted in improved financial results compared to the prior year’s third fiscal quarter. Pre-tax income from continuing operations for the quarter ended June 30, 2011 was $58 million, compared to $19 million in the prior year’s third fiscal quarter. Net income for the quarter ended June 30, 2011 was $17 million compared to a net loss of $3 million in the same period in fiscal year 2010.

     Adjusted EBITDA for the three months ended June 30, 2011 was $102 million compared to $66 million in the three months ended June 30, 2010. Adjusted EBITDA margin was 7.9 percent for the quarter ended June 30, 2011 compared to 6.8 percent in the prior year’s third fiscal quarter. Although the higher sales volumes resulted in significantly improved operating results, including Adjusted EBITDA, our financial performance was negatively impacted in the quarter by higher steel, freight and other premium costs. Also unfavorably impacting Adjusted EBITDA were lower sales for certain military programs, which typically carry higher margins.

     Cash flow from operating activities was $25 million in the quarter ended June 30, 2011 compared to $47 million in the prior fiscal year’s third quarter. The decrease in operating cash flows in the third quarter of fiscal year 2011 was primarily due to higher investments in inventory as global commercial vehicle and industrial markets continue to strengthen.

   Trends and Uncertainties

     Production Volumes

     The following table reflects estimated commercial vehicle production volumes for selected original equipment (OE) markets for the three months ended June 30, 2011 and 2010 based on available sources and management’s estimates.

	Three Months Ended June 30,		Unit	Percent
	2011	2010	Change	Change
Commercial Vehicles (in thousands)
North America, Heavy-Duty Trucks	59.4	36.3	23.1	64%
North America, Medium-Duty Trucks	29.4	18.5	10.9	59%
United States and Canada, Trailers	50.5	30.3	20.2	67%
Western Europe, Heavy- and Medium-Duty Trucks	106.0	78.0	28.0	36%
South America, Heavy- and Medium- Duty Trucks	52.1	45.5	6.6	15%

     The pace of the recovery of commercial truck volumes in North America and Europe, our largest markets, has been more rapid than previously anticipated and we expect this trend to continue in the near-term. In addition, we expect production volumes in these regions to continue to strengthen and potentially exceed historical norms. Production volumes in South America and Asia-Pacific markets have generally returned to levels that are strong by historic standards.

     Increasing Steel Costs

     The price of steel has increased significantly in fiscal year 2011 and is expected to remain at these higher prices in the near term. These steel price increases along with increasing transportation costs, have created pressure on profit margins and could continue to unfavorably impact our financial results in the future. While we have steel pricing adjustment programs in place with most major OE manufacturers, the price adjustment programs tend to lag the increase in steel costs. As such, we have been pursuing accelerated recovery actions to address the impact of these costs on our near-term profitability.

MERITOR, INC.

     Industrial Segment Profitability

     Revenues in our Industrial segment in the last twelve months were negatively impacted by reduced production for certain military programs. These reductions had a negative impact on our Industrial segment profitability. If government defense spending decreases on selected programs or we are unable to secure new military contracts, it could have a longer term negative impact on our Industrial segment, and to a lesser extent on our Aftermarket and Trailer segment due to relatively lower sales of military service parts. In addition, if sales on our military programs do return to historic levels, the level of profitability on these sales is expected to be lower than what we have recognized in recent periods. Although OE sales in the Asia-Pacific region, which are included in our Industrial segment, have increased, they have not fully offset the impact on Adjusted EBITDA of lower military sales, and there can be no assurances that they will do so going forward.

     Industry-Wide Issues

     Our business continues to address a number of other challenging industry-wide issues including the following:
  The accelerated ramp up of commercial truck production in North America and other regions and the impact on the ability to support customer demand;
  Volatility in price and availability of steel, components and other commodities, including recent sharp increases in steel prices;
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
     Other

     Other significant factors that could affect our results and liquidity in fiscal year 2011 include:
  Ability to work with our commercial truck customers to adjust their demand given the rapid acceleration of production;
  Ability to recover and timing of recovery of steel price and other cost increases from our customers;
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

MERITOR, INC.

     During the second quarter of fiscal year 2011, we also completed the sale of our chassis operations in Bonneval, France which make ride control parts (shock absorbers) for sales in Europe. In connection with the sale, we recognized an after-tax loss of $13 million, which is included in income from discontinued operations in the accompanying condensed consolidated statement of income.

     As of June 30, 2011, we have substantially completed the transformation of our company through the sale of the majority of our light vehicle systems (LVS) businesses. The remaining non-core business consists of a small damper business located in Leicester, England, for which we continue to pursue alternatives. The results of operations and cash flows of all of our LVS businesses are presented in discontinued operations in the condensed consolidated statements of income and condensed consolidated statement of cash flows, and prior period information has been recast to reflect this presentation.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Adjusted income from continuing operations	$25	$(6)	$33	$(4)
Restructuring costs	(7)	(1)	(21)	(1)
Gain on note receivable	5	—	5	6
Other loss related to LVS divestitures	—	—	(2)	—
Loss on debt extinguishment	—	—	—	(13)
Income taxes	—	1	—	9
Income (loss) from continuing operations	$23	$(6)	$15	$(3)

Adjusted diluted earnings per share from
continuing operations	$0.26	$(0.06)	$0.34	$(0.05)
Impact of adjustments on diluted earnings
(loss) per share	(0.02)	—	(0.19)	0.01
Diluted earnings (loss) per share from continuing
operations	$0.24	$(0.06)	$0.15	$(0.04)

     Free cash flow is reconciled to cash flows provided by (used for) operating activities below (in millions).

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Free cash flow	$(1)	$33	$(93)	$80
Capital expenditures – continuing operations	26	9	68	33
Capital expenditures – discontinued operations	—	5	6	26
Cash flows provided by (used for) operating
activities	$25	$47	$(19)	$139

MERITOR, INC.

     Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in “Results of Operations” below.

Results of Operations

     The following is a summary of our financial results (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
SALES:
Commercial Truck	$770	$522	$2,038	$1,413
Industrial	308	257	844	731
Aftermarket & Trailer	293	257	790	717
Intersegment Sales	(84)	(70)	(222)	(227)
SALES	$1,287	$966	$3,450	$2,634
SEGMENT EBITDA:
Commercial Truck	$49	$25	$122	$53
Industrial	21	25	56	80
Aftermarket & Trailer	35	20	76	54
SEGMENT EBITDA	105	70	254	187
Unallocated legacy and corporate costs (1)	(3)	(4)	(9)	(9)
ADJUSTED EBITDA	102	66	245	178
Interest expense, net	(22)	(27)	(73)	(81)
Provision for income taxes	(30)	(21)	(69)	(31)
Depreciation and amortization	(17)	(18)	(50)	(54)
Loss on sale of receivables	(3)	(1)	(6)	(3)
Restructuring costs	(7)	(1)	(21)	(1)
Other	5	—	3	—
Noncontrolling interests	(5)	(4)	(14)	(11)
INCOME (LOSS) FROM CONTINUING
OPERATIONS, attributable to Meritor, Inc.	$23	$(6)	$15	$(3)
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS, net of tax, attributable to
Meritor, Inc.	(6)	3	17	13
NET INCOME (LOSS) attributable to Meritor, Inc.	$17	$(3)	$32	$10
DILUTED EARNINGS (LOSS) PER SHARE
Attributable to Meritor, Inc.
Continuing operations	$0.24	$(0.06)	$0.15	$(0.04)
Discontinued operations	(0.06)	0.03	0.18	0.16
Diluted earnings (loss) per share	$0.18	$(0.03)	$0.33	$0.12
DILUTED AVERAGE COMMON SHARES
OUTSTANDING	96.8	93.2	96.9	81.8

(1)	Unallocated legacy and corporate costs represent items that are not directly related to our business segments. These costs primarily include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability.

MERITOR, INC.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

   Sales

     The following table reflects total company and business segment sales for the three months ended June 30, 2011 and 2010. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	June 30,		Dollar	%		Volume
	2011	2010	Change	Change	Currency	/ Other
Sales:
Commercial Truck	$770	$522	$248	48%	$71	177
Industrial	308	257	51	20%	10	41
Aftermarket & Trailer	293	257	36	14%	14	22
Intersegment Sales	(84)	(70)	(14)	(20)%	(9)	(5)
TOTAL SALES	$1,287	$966	$321	33%	$86	235

     Commercial Truck sales were $770 million in the third quarter of fiscal year 2011, up 48 percent from the third quarter of fiscal year 2010. The effect of foreign currency translation increased sales by $71 million. The increase in sales is primarily due to higher OE production volumes in North America, Europe and South America. Production volumes in the North American Class 8 commercial vehicle truck markets were higher by 64 percent compared to the prior year. European heavy- and medium-duty truck production volumes increased 36 percent compared to the prior year and South American commercial truck volumes increased approximately 15 percent.

     Industrial sales were $308 million in the third quarter of 2011, up 20 percent from the third quarter of 2010. The increase in sales was primarily due to higher sales in the Asia-Pacific region, which increased approximately 24 percent from the prior year. Lower defense sales associated with the Family of Medium Tactical Vehicles (FMTV), as production shifted to a new prime contractor, were fully offset by sales of products associated with the Caiman defense program.

     Aftermarket & Trailer sales were $293 million in the third quarter of fiscal year 2011, up 14 percent from the three months of fiscal year 2010. The increase in sales is primarily due to higher sales of our core aftermarket replacement products and products for trailer applications.

   Cost of Sales and Gross Profit

     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended June 30, 2011 was $1,153 million compared to $849 million in the prior year, representing an increase of 36 percent. The increase in costs of sales is primarily due to the increased sales volumes discussed above. Total cost of sales were approximately 90 percent of sales for the three months periods ended June 30, 2011 compared to approximately 88 percent for the third three months of the prior year.

     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Higher material costs	$264
Higher labor and overhead costs	27
Other cost increases, net	13
Total increase in costs of sales	$304

     Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended June 30, 2011 increased by approximately $264 million compared to the same period last year, primarily as a result of higher sales volumes, rising steel prices, and freight and other premium costs. The price of steel has increased significantly in fiscal year 2011 and is expected to remain at or close to these higher prices in the near term.

     Labor and overhead costs increased by $27 million compared to the same period in the prior year. The increase was primarily due to the higher sales volumes. Other factors favorably impacting labor and overhead costs are savings associated with the company’s prior restructuring actions, continuous improvement and rationalization of operations.

MERITOR, INC.

     As a result of the above, gross profit for the three months ended June 30, 2011 was $134 million compared to $117 million in the same period last year. Gross margins were 10.4 percent and 12.1 percent for the three month periods ended June 30, 2011 and 2010, respectively.

   Other Income Statement Items

     Selling, general and administrative expenses for the three months ended June 30, 2011 and 2010 are summarized as follows (in millions):

	2011		2010		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(3)	0.2%	$(1)	0.1%	$2	0.1pts
Short- and long-term variable
compensation	(7)	0.5%	(16)	1.7%	(9)	(1.2)pts
All other SG&A	(63)	5.0%	(60)	6.2%	3	(1.2)pts
Total SG&A	$(73)	5.7%	$(77)	8.0%	$(4)	(2.3)pts

     All other SG&A represents normal selling, general and administrative expenses. Despite the overall increase in all other SG&A expense as compared to the third quarter of fiscal year 2010, all other SG&A as a percentage of sales has decreased compared to the prior year. This decrease in normal selling, general and administrative expenses as a percentage of sales is a result of our continuing efforts to control costs throughout fiscal year 2011.

     Restructuring costs of $7 million were recorded during the quarter ended June 30, 2011 compared to $1 million a year ago. During the third quarter of fiscal year 2011, we recognized restructuring costs of $5 million, primarily associated with employee headcount reductions in our Commercial Truck segment related to the rationalization of our manufacturing footprint in Europe which involves eliminating one manufacturing facility.

     Operating income for the third quarter of fiscal year 2011 was $54 million compared to $33 million in the prior year. The improved operating income was a result of the items previously discussed.

     Equity in earnings of affiliates was $21 million in the third quarter of fiscal year 2011, compared to $12 million in the same period in the prior year. The increase is due to higher earnings from all of our joint venture affiliates.

     Other income, net for the third quarter of fiscal year 2011 was $5 million and is related to a non operating gain on the collection of a note receivable related to a previously divested business.

     Interest expense, net for the third quarter of fiscal year 2011 was $22 million, compared to $27 million in the prior year. The lower interest expense is due to numerous factors, including the repurchase of $17 million of 8-3/4 percent notes due 2012 and $1 million of 8-1/8 percent notes due 2015 in June 2010.

     Provision for income taxes in the third quarter of fiscal year 2011 was $30 million compared to $21 million in the same period in the prior year. In the third quarter of fiscal year 2011, our effective tax rate was 52 percent compared to 111 percent in third quarter 2010. The significant decrease in our effective tax rate is primarily due to improved financial performance in jurisdictions we recognize valuation allowances. Generally, we expect our effective tax rate to remain at inflated levels in the near term until we generate income in certain jurisdictions, primarily in the United States and Europe. We are recognizing valuation allowances against our deferred tax assets in these jurisdictions and we are not able to recognize tax benefits related to current operating losses.

     Income from continuing operations (before noncontrolling interests) for the third quarter of fiscal year 2011 was $28 million, compared to a loss of $2 million, in the prior year.

     Loss from discontinued operations was $6 million in the third quarter of fiscal year 2011, compared to $3 million of income in the same period in the prior year. Significant items included in results from discontinued operations in the third quarter of fiscal year 2011 and 2010 include the following (in millions):

MERITOR, INC.

	Three Months Ended
	June 30,
	2011	2010
Operating income, net	$1	$14
Restructuring costs	—	(1)
Other, net	(7)	(5)
Income (loss) before income taxes	(6)	8
Provision for income taxes	—	(5)
Net income (loss) from discontinued operations attributable
to Meritor, Inc.	$(6)	$3

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

     Net income attributable to noncontrolling interests for the third quarter of fiscal year 2011 was $5 million compared to $4 million for the third quarter of fiscal year 2010. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated joint ventures.

     Net income attributable to Meritor, Inc. was $17 million for the three months ended June 30, 2011 compared to a net loss of $3 million for the three months ended June 30, 2010. The increase in net income is attributable to reasons previously discussed.

   Segment EBITDA and EBITDA Margins

     Segment EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense and asset impairment charges. We use Segment EBITDA as the primary basis for the Chief Operating Decision Maker (CODM) to evaluate the performance of each of our reportable segments. In fiscal year 2010, we modified the definition of Segment EBITDA to include the entire EBITDA from our consolidated joint ventures before making adjustment for noncontrolling interests, and to exclude restructuring costs and asset impairment charges. Including the entire EBITDA of our consolidated joint ventures, consistent with the related revenues, better reflects the performance of our Industrial segment and is consistent with how the CODM currently measures segment performance. All prior period amounts have been recast to reflect these changes.

     The following table reflects Segment EBITDA and EBITDA margins for the three months ended June 30, 2011 and 2010 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	June 30,			June 30,
	2011	2010	$ Change	2011	2010	Change
Commercial Truck	$49	$25	$24	6.4%	4.8%	1.6pts
Industrial	21	25	(4)	6.8%	9.7%	(2.9)pts
Aftermarket & Trailer	35	20	15	11.9%	7.8%	4.1pts
Segment EBITDA	$105	$70	$35	8.2%	7.2%	1.0pts

MERITOR, INC.

     Significant items impacting year over year Segment EBITDA include the following (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	TOTAL
Segment EBITDA– Quarter ended June 30, 2010	$25	25	20	70
Higher earnings from unconsolidated affiliates	7	1	1	9
Lower variable compensation costs	8	2	4	14
Lower pension and retiree medical costs	1	1	1	3
Volume, mix, performance and other, net of cost reductions	8	(8)	9	9
Segment EBITDA – Quarter ended June 30, 2011	$49	21	35	105

     Commercial Truck Segment EBITDA was $49 million in the third quarter of fiscal year 2011, up $24 million compared to the same period in the prior year. The increase in Segment EBITDA is primarily attributable to higher commercial truck production volumes in South America and to a lesser extent in North America and Europe. Also favorably impacting Segment EBITDA in the third quarter of fiscal year 2011 were higher earnings from our unconsolidated joint ventures. Although the higher sales volumes have resulted in improved Segment EBITDA, our financial performance was negatively impacted in the quarter by higher material costs and certain other costs to meet current production volumes.

     Industrial Segment EBITDA was $21 million in the third quarter of fiscal year 2011, down $4 million compared to the prior year. The favorable impact of higher sales in our Asia-Pacific region was more than offset by lower sales for our FMTV military program, as production shifted to a new prime contractor. In addition, segment EBITDA in the quarter ended June 30, 2011 was unfavorably impacted by rising steel costs.

     Aftermarket & Trailer Segment EBITDA was $35 million in the third quarter of fiscal year 2011, up $15 million compared to the same period in the prior year. Segment EBITDA margin increased to 11.9 percent from 7.8 percent. The increase in Segment EBITDA and Segment EBITDA margin is primarily due the favorable impact of higher sales in our core aftermarket products as well as higher sales of products for trailer applications.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

     Sales

     The following table reflects total company and business segment sales for the nine months ended June 30, 2011 and 2010. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	June 30,		Dollar	%		Volume
	2011	2010	Change	Change	Currency	/ Other
Sales:
Commercial Truck	$2,038	$1,413	$625	44%	$80	545
Industrial	844	731	113	15%	23	90
Aftermarket & Trailer	790	717	73	10%	15	58
Intersegment Sales	(222)	(227)	5	2%	(12)	17
TOTAL SALES	$3,450	$2,634	$816	31%	$106	710

     Commercial Truck sales were $2,038 million in the first nine months of fiscal year 2011, up 44 percent from the same period of fiscal year 2010. The increase in sales is primarily due to higher OE production volumes in North America, Europe and South America. Production volumes in the North American Class 8 commercial vehicle truck markets were higher by 44 percent compared to the prior year. European heavy- and medium-duty truck production volumes increased 58 percent compared to the prior year and South American commercial truck volumes increased approximately 15 percent.

     Industrial sales were $844 million in the first nine months of fiscal year 2011, up 15 percent from the same period of 2010. The increase in sales was due to higher sales in the Asia-Pacific region, which increased approximately 31 percent from the prior year and higher sales of products associated with the Caiman defense program. These increases were partially offset by lower sales of FMTV as production shifted to a new prime contractor.

MERITOR, INC.

     Aftermarket & Trailer sales were $790 million in the first nine months of fiscal year 2011, up 10 percent from the same period of fiscal year 2010. The increase in sales is primarily due to higher sales of our core aftermarket replacement products and products for trailer applications. These increases were partially offset by lower sales of our military service parts.

   Cost of Sales and Gross Profit

     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the nine months ended June 30, 2011 was $3,094 million compared to $2,331 million in the prior year, representing an increase of 33 percent. The increase in costs of sales is primarily due to the increased sales volumes discussed above. Total cost of sales were approximately 90 percent and 89 percent of sales for the nine months periods ended June 30, 2011 and 2010, respectively.

     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Higher material costs	$654
Higher labor and overhead costs	99
Other	10
Total increase in costs of sales	$763

     Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the nine months ended June 30, 2011 increased by approximately $654 million compared to the same period last year, primarily as a result of higher sales volumes, rising steel prices, and freight and other premium costs. Global steel prices increased significantly during the first nine months of fiscal year 2011 and are expected to remain at or close to these higher levels in the near term.

     Labor and overhead costs increased by $99 million compared to the same period in the prior year. The increase was primarily due to the higher sales volumes. Other factors favorably impacting labor and overhead costs are savings associated with the company’s restructuring actions, continuous improvement and rationalization of operations.

     As a result of the above, gross profit for the nine months ended June 30, 2011 was $356 million compared to $303 million in the same period last year. Gross margins decreased to 10.3 percent for the nine months ended June 30, 2011 compared to 11.5 percent in the same period last year.

   Other Income Statement Items

     Selling, general and administrative expenses for the nine months ended June 30, 2011 and 2010 are summarized as follows (in millions):

	Nine Months Ended		Nine Months Ended
	June 30, 2011		June 30, 2010		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(6)	0.2%	$(3)	0.1%	$3	0.1pts
Short- and long-term variable
compensation	(19)	0.5%	(39)	1.5%	(20)	(1.0)pts
All other SG&A	(191)	5.6%	(169)	6.4%	22	(0.8)pts
Total SG&A	$(216)	6.3%	$(211)	8.0%	$5	(1.7)pts

     All other SG&A represents normal selling, general and administrative expenses. Despite the overall increase in all other SG&A expense as compared to the first nine months of fiscal year 2010, all other SG&A expense decreased as a percentage of sales compared to the prior year. This decrease in normal selling, general and administrative expenses as a percentage of sales is a result of our continuing efforts to control costs throughout the fiscal year 2011.

     Restructuring costs of $21 million were recognized during the nine months ended June 30, 2011. In the second quarter of fiscal year 2011, we announced the planned closure of our European trailer business and recognized approximately $6 million of restructuring costs in the Aftermarket & Trailer segment primarily associated with employee severance costs. In addition, we recognized restructuring costs of $13 million, primarily associated with employee headcount reductions in our Commercial Truck segment related to the rationalization of our manufacturing footprint in Europe which involves eliminating one manufacturing facility.

MERITOR, INC.

     Operating income for the first nine months of fiscal year 2011 was $117 million compared to $85 million in the prior year. The improved operating results were a result of the items previously discussed.

     Equity in earnings of affiliates was $51 million in the first nine months of fiscal year 2011, compared to $33 million in the same period in the prior year. The increase is due to higher earnings from our joint venture affiliates in all regions.

     Interest expense, net for the first nine months of fiscal year 2011 was $73 million, compared to $81 million in the prior fiscal year’s first nine months. Included in interest expense, net for the nine months ended June 30, 2010 is a net loss on debt extinguishment of approximately $13 million. The loss on debt extinguishment primarily relates to the $17 million paid in excess of par to repurchase $175 million of the 8-3/4 percent note due in 2012, partially offset by a $6 million gain associated with the acceleration of a pro-rata share of previously recognized unamortized interest rate swap gains associated with the 8-3/4 percent notes. This pro-rata share was being amortized into income as reduction of interest expense over the remaining term of the notes. Favorably impacting interest expense, net in the first nine months of fiscal year 2010 was a $6 million gain on the collection of a note receivable related to the sale of our Emissions Technologies business in fiscal year 2007. This gain related to the acceleration of the discount on the note that was previously being recognized as a reduction of interest expense over the term of the note.

     Provision for income taxes in the first nine months of fiscal year 2011 was $69 million compared to $31 million in the same period in the prior year. In the first nine months of fiscal year 2011, our effective tax rate was 70 percent compared to 79 percent in the prior year. Generally, we expect our effective tax rate to remain at inflated levels in the near term until we can generate income in certain jurisdictions, primarily in the United States and Europe. We are recognizing valuation allowances against our deferred tax assets in these jurisdictions and we are not able to recognize tax benefits related to current operating losses.

     Income from continuing operations (before noncontrolling interests) for the first nine months of fiscal year 2011 was $29 million, compared to $8 million, in the prior year. The reasons for the improvement are previously discussed.

     Income from discontinued operations was $17 million in the first nine months of fiscal year 2011, compared to $13 million in the same period in the prior year. Significant items included in results from discontinued operations in the first nine months of fiscal years 2011 and 2010 include the following (in millions):

	Nine Months Ended
	June 30,
	2011	2010
Operating income, net	$18	$32
Gain on sale of business, net	19	8
Restructuring costs	(1)	(3)
Other, net	(15)	(21)
Income before income taxes	21	16
Provision for income taxes	(4)	(3)
Net income from discontinued operations attributable to
Meritor, Inc.	$17	$13

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

     We recognized a pre-tax gain of $16 million ($16 million after-tax), net of indemnity obligations, on the sale of our 57 percent interest in MSSC in October 2009. Also included in net gain on sale of businesses in the prior year were $8 million of charges for working capital purchase price adjustments associated with the sale of Gabriel Ride Control recognized in the first quarter of fiscal year 2010.

MERITOR, INC.

     Restructuring costs recognized during the fiscal year 2011 primarily relate to employee termination benefits, including those associated with the wind down or divestiture of certain LVS chassis businesses. The restructuring costs recognized during the prior fiscal year were associated with our Body Systems business.

     Other: Other primarily relates to charges for changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale. Also included in the other charges for fiscal year 2011 and 2010 are $1 million and $6 million of LVS divestiture costs, respectively, related to actions in connection with the separation of the LVS businesses from the company.

     Net income attributable to noncontrolling interests for the first nine months of fiscal year 2011 was $14 million compared to $11 million for the same period of fiscal year 2010. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated joint ventures.

     Net income attributable to Meritor, Inc. was $32 million for the first nine months ended June 30, 2011 compared to $10 million for the nine months ended June 30, 2010. The increase in income is attributable to reasons previously discussed.

   Segment EBITDA and EBITDA Margins

     Segment EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring expenses and asset impairment charges.

     The following table reflects Segment EBITDA and EBITDA margins for the nine months ended June 30, 2011 and 2010 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	June 30,			June 30,
	2011	2010	$ Change	2011	2010	Change
Commercial Truck	$122	$53	$69	6.0%	3.8%	2.2pts
Industrial	56	80	(24)	6.6%	10.9%	(4.3)pts
Aftermarket & Trailer	76	54	22	9.6%	7.5%	2.1pts
Segment EBITDA	$254	$187	$67	7.4%	7.1%	0.3pts

     Significant items impacting year over year Segment EBITDA include the following (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	TOTAL
Segment EBITDA– Nine months ended June 30, 2010	$53	$80	$54	$187
Higher earnings from unconsolidated affiliates	15	1	2	18
Lower variable compensation costs	18	5	8	31
Lower pension and retiree medical costs	3	5	2	10
Volume, performance and other, net of cost reductions	33	(35)	10	8
Segment EBITDA – Nine months ended June 30, 2011	$122	56	76	254

     Commercial Truck Segment EBITDA was $122 million in the first nine months of fiscal year 2011, up $69 million compared to the same period in the prior year. The increase in Segment EBITDA is primarily attributable to higher commercial truck production volumes in South America and to a lesser extent in North America and Europe. Also favorably impacting Segment EBITDA in the first nine months of fiscal year 2011 was higher earnings from our unconsolidated joint ventures. Although the higher sales volumes have resulted in improved Segment EBITDA, our financial performance was negatively impacted by rising steel costs and certain other costs to meet current production volumes.

     Industrial Segment EBITDA was $56 million in the first nine months of fiscal year 2011, down $24 million compared to the prior year. The favorable impact of higher sales in our Asia-Pacific region and Caiman defense program was more than offset by lower sales for our FMTV military program, as production shifted to a new prime contractor. In addition, segment EBITDA in the nine months ended June 30, 2011 was unfavorably impacted by rising steel costs.

MERITOR, INC.

     Aftermarket & Trailer Segment EBITDA was $76 million in the first nine months of fiscal year 2011, up $22 million compared to the same period in the prior year. Segment EBITDA margin increased to 9.6 percent from 7.5 percent. The increase in Segment EBITDA and Segment EBITDA margin is primarily due the favorable impact of higher sales in our core aftermarket products, as well as higher sales of products for trailer applications, partially offset by rising steel costs and lower sales of our military service parts.

Financial Condition

     Cash Flows (in millions)

	Nine Months Ended June 30,
	2011	2010
OPERATING CASH FLOWS
Income from continuing operations	$29	$8
Depreciation and amortization	50	54
Interest proceeds from note receivable	—	12
Restructuring costs, net of payments	8	(10)
Equity in earnings of affiliates, net of dividends	(21)	(23)
Loss on debt extinguishment	—	13
Pension and retiree medical expense	53	66
Pension and retiree medical contributions and settlements	(56)	(65)
Changes in off-balance sheet receivable securitization and
factoring	134	55
Changes in assets and liabilities, excluding effects of acquisition, divestitures, foreign currency adjustments and discounted
operations	(179)	8
Cash flows provided by continuing operations	18	118
Cash flows provided by (used for) discontinued operations	(37)	21
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(19)	$139

     Cash used for operating activities for the first nine months of fiscal year 2011 was $19 million, compared to cash provided by operations of $139 million in the same period of fiscal year 2010. The cash outflow for the nine months ended June 30, 2011, was primarily due to variable compensation payments made in the first quarter of fiscal year 2011 relating to our prior year performance and working capital investments in continuing operations. The higher working capital is primarily due to increased inventory as global commercial vehicle and industrial markets continue to strengthen. Cash used by discontinued operations in fiscal year 2011 primarily relates to working capital investments and the settlement of certain indemnities related to a previously divested business.

	Nine Months Ended June 30,
	2011	2010
INVESTING CASH FLOWS
Capital expenditures	$(68)	$(33)
Other investing activities	1	5
Net investing cash flows used for discontinued operations	(66)	(7)
CASH USED FOR INVESTING ACTIVITIES	$(133)	$(35)

     Cash used for investing activities was $133 and $35 million in the first nine months of fiscal year 2011 and 2010, respectively. Capital expenditures increased to $68 million in the first nine months of fiscal year 2011 from $33 million in the same period of the prior year. The increase in capital expenditures is primarily due to investments required to support the continued strengthening in the global commercial vehicle and industrial markets.

     Net investing cash flows used by discontinued operations in the nine months ended June 30, 2011 include $50 million related to the divestiture of our Body Systems business, including the cash outflow of $33 million of cash held at the time of sale by certain entities and $15 million of transaction costs. Also included in net investing cash flows used for discontinued operations is a $15 million capital contribution made prior to sale of our chassis operations in Bonneval, France and $6 million of capital expenditures in our Body Systems business in the first fiscal quarter of fiscal year 2011.

MERITOR, INC.
	Nine Months Ended June 30,
	2011	2010
FINANCING CASH FLOWS
Payments on revolving credit facility, net	$—	$(28)
Payments on accounts receivable securitization program, net	—	(83)
Repayment of notes and term loans	—	(193)
Proceeds from debt issuance	—	245
Payments on lines of credit and other	—	(2)
Net change in debt	—	(61)
Proceeds from stock issuance	—	209
Proceeds from stock option exercises	6	—
Debt and stock issuance and debt extinguishment cost	—	(45)
Other financing activities	—	(1)
Net financing cash flows used for discontinued operations	—	(12)
CASH PROVIDED BY FINANCING ACTIVITIES	$6	$90

     Cash provided by financing activities was $6 million in the first nine months of fiscal year 2011 compared to $90 million in the first nine months of fiscal year 2010. In the second quarter of fiscal year 2010, we issued debt and equity securities generating proceeds of $454 million. We used a portion of these proceeds to repurchase $175 million of our outstanding notes due in 2012 and pay down outstanding amounts under our revolving credit facility and our U.S. accounts receivable securitization program. We paid approximately $45 million in issuance, debt extinguishment and revolver renewal and extension costs related to the above transactions. These costs include $17 million paid in excess of par to repurchase the $175 million of 2012 notes. In addition, during the third quarter of fiscal year 2010, we purchased in the open market $17 million of our 8-3/4 percent notes due 2012 and $1 million of our 8-1/8 percent notes due 2015.

Liquidity

     Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	June 30,	September 30,
	2011	2010
Fixed-rate debt securities	$579	$579
Fixed-rate convertible notes	500	500
Unamortized discount on convertible notes	(69)	(77)
Unamortized gain on swap unwind	15	18
Lines of credit and other	9	9
Total debt	$1,034	$1,029

     Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements and funding of restructuring and product development programs. We expect fiscal year 2011 capital expenditures for our business segments to be in the range of $90 million to $105 million. In addition, we currently expect restructuring cash costs to be approximately $15 million to $25 million in fiscal year 2011, although we will continue to evaluate the performance of our global operations and may enact further restructuring if conditions warrant such actions.

     We generally fund our operating and capital needs primarily with cash on hand, cash flow from operations, our various accounts receivable securitization and factoring arrangements and availability under our revolving credit facility. Cash in excess of local operating needs is generally used to reduce amounts outstanding, if any, under our revolving credit facility or the U.S. accounts receivable securitization facility. Our ability to access additional capital in the long-term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. We continuously evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire, exchange or redeem outstanding indebtedness, issue new equity or enter into new lending arrangements if conditions warrant.

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

MERITOR, INC.

     Sources of liquidity as of June 30, 2011, in addition to cash on hand, are as follows (in millions):

	Total	Unused as of
	Facility Size	6/30/11	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$441	$441	January 2014
Committed U.S. accounts receivable securitization(2)	125	125	October 2013
Total on-balance sheet arrangements	566	566

Off-balance sheet arrangements:
Committed accounts receivable factoring programs(2)	471	211	Various
Other uncommitted factoring facilities(2)	35	24	Various
Total off-balance sheet arrangements	506	235
Total available sources	$1,072	$801

(1)	The availability under the revolving credit facility is subject to a collateral test as discussed under “Revolving Credit Facility” below.
(2)	Availability subject to adequate eligible accounts receivable as described below.

     Cash and Liquidity Needs – Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At June 30, 2011, we had $201 million in cash and cash equivalents.

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

     Debt Securities – In March 2010, we completed a public offering of debt securities consisting of the issuance of $250 million 8-year fixed rate 10-5/8 percent notes due March 15, 2018. The offering was made pursuant to a shelf registration statement filed with the Securities and Exchange Commission registering $750 million aggregate debt and/or equity securities that may be offered in one or more series on terms determined at time of sale (the Shelf Registration Statement). The notes were issued at a discounted price of 98.024 percent of their principal amount. The proceeds from the sale of the notes, net of discount, were $245 million and were primarily used to repurchase $175 million of our previously $276 million outstanding 8-3/4 percent notes due in 2012. On March 23, 2010, we completed the debt tender offer for our 8-3/4 percent notes due March 1, 2012. The notes were repurchased at 109.75 percent of their principal amount.

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

MERITOR, INC.

     Revolving Credit Facility – On February 5, 2010 we signed an agreement to amend and extend the revolving credit facility, which became effective on February 26, 2010. As of March 31, 2011 we had a $567 million revolving credit facility which excluded approximately $29 million of commitments that are unavailable due to the bankruptcy of Lehman Brothers in 2008 and included a $30 million increase from new lenders as we exercised the accordion feature of the agreement. On April 13, 2011 we exercised an additional $15 million of the accordion feature. On June 23, 2011, $141 million of the revolving credit facility matured for banks that elected not to extend their original commitments (non-extending banks). The remaining revolving credit facility balance of $441 million matures in January 2014. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. At June 30, 2011 and September 30, 2010, there were no borrowings outstanding under the revolving credit facility. The $441 million revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2011, no amount was outstanding on the letters of credit. At September 30, 2010, $26 million of letters of credit were outstanding under this facility. At certain times during any given month, we may draw on our revolving credit facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the facility. Accordingly, during any given month, we may draw down on this facility in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

     Availability under the revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis and under the most recent collateral test, the full amount of the revolving credit facility was available for borrowing at June 30, 2011. Our availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2010 through and including the fiscal quarter ended June 30, 2011; (ii) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012 and (iii) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity. At June 30, 2011, we were in compliance with the above noted covenants with a ratio of approximately 0.18x for the priority-debt-to-EBITDA covenant. Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility.

     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At June 30, 2011, the margin over LIBOR rate was 425 basis points for the $441 million available from extending banks, and the commitment fee was 50 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 325 basis points for the $441 million from the extending banks.

     U.S. Accounts Receivable Securitization Program – In September 2009 we entered into a new, two year $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by Ally Commercial Finance LLC (formerly GMAC Commercial Finance LLC). In October 2010, we extended the expiration of the program to October 2013. Under this program, we have the ability to sell substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility discussed below) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At June 30, 2011 and September 30, 2010, no amount was outstanding under this program. At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends. This program does not have specific financial covenants; however, it does have a cross-default provision to our revolving credit facility agreement.

     Letter of Credit Facilities – We also entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At June 30, 2011, we had $29 million of letters of credit outstanding under this facility. In addition, we had another $3 million of letters of credit outstanding through other letters of credit facilities.

     Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the note payable issued remains unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million.

MERITOR, INC.

     Credit Ratings – At June 30, 2011, Standard & Poor’s corporate credit rating, senior secured credit rating and senior unsecured credit rating for our company is B, B+ and CCC+, respectively. Moody’s Investors Service corporate credit rating, senior secured credit rating and senior unsecured credit rating for our company is B2, Ba2 and B3, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

Off-Balance Sheet Arrangements

     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at June 30, 2011, of approximately $271 million, which primarily involve the securitization or sale of AB Volvo accounts receivable. These programs are described in more detail below.

     Swedish Factoring Facility: In March 2006, we entered into a European arrangement to sell trade receivables due from AB Volvo through one of our European subsidiaries. Under this arrangement, which was renewed in June 2011 for a term of one year, we can sell up to, at any point in time, €150 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. We had utilized €99 million ($143 million) and €62 million ($84 million) of this accounts receivable factoring facility as of June 30, 2011 and September 30, 2010, respectively. We had notes receivable from the purchaser of the receivables of $6 million and $3 million under this program at June 30, 2011 and September 30, 2010, respectively. Under the new program, we will no longer generate notes receivable from the purchaser of the receivables.

     French Factoring Facility: In November 2007, we entered into an arrangement to sell trade receivables through one of our French subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. We had utilized €44 million ($64 million) and €36 million ($49 million) of this accounts receivable securitization facility as of June 30, 2011 and September 30, 2010, respectively.

     Both of the above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through June 2012 both for the French facility and the Swedish facility. The commitments are subject to standard terms and conditions for these types of arrangements (including, in the case of the French commitment, a sole discretion clause whereby the bank retains the right to not purchase receivables, which to our knowledge has never been invoked).

     U.S. Factoring Facility: In October 2010, we entered into a two-year arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, we can sell up to, at any point in time, €50 million ($73 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized $53 million of this accounts receivable securitization facility as of June 30, 2011.

     In addition, several of our subsidiaries, primarily in Europe, factor eligible accounts receivables with financial institutions. The amount of factored receivables was approximately $11 million and $5 million at June 30, 2011 and September 30, 2010, respectively.

Contingencies

     Contingencies related to environmental, asbestos and other matters are discussed in Note 20 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

     New accounting standards to be implemented:

     In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe the adoption of the new guidance in the first quarter of fiscal 2013 will have an impact on our consolidated financial statements.

MERITOR, INC.

     In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). This ASU is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of and disclosures about fair value. The guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We are currently evaluating the potential impact of this new guidance on its consolidated financial statements.

     New accounting standards implemented in fiscal year 2011:

     In June 2009, the FASB issued guidance on accounting for transfer of financial assets, which changes the requirements for recognizing the transfer of financial assets and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. The guidance also eliminates the concept of a qualifying special purpose entity when assessing transfers of financial instruments. As required, we adopted this guidance effective October 1, 2010. The adoption of this guidance did not have any impact on our consolidated financial statements other than certain additional disclosures as provided in Note 3 to the accompanying consolidated financial statements.

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

     We generally have not hedged against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. However, in the fourth quarter of fiscal year 2010, we entered into foreign currency option contracts to reduce the risk of volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts are recorded in other income (expense), net, in the consolidated statement of income, generally reducing the exposure to translation volatility during a full-year period. The impact of these option contracts was not significant to our results of operations or financial position at June 30, 2011.

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

MERITOR, INC.

     Included below is a sensitivity analysis to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk. The model assumes a 10% hypothetical change (increase or decrease) in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.

Market Risk	Assuming a	Assuming a	Favorable /
	10% Increase	10% Decrease	(Unfavorable)
	in Rates	in Rates	Impact on
Foreign Currency Sensitivity (in millions):
Forward contracts in USD(1)	$5.2	$(5.2)	Fair Value
Forward contracts in Euro(1)	(5.1)	5.1	Fair Value
Foreign currency denominated debt	0.9	(0.9)	Fair Value

	Assuming a 50	Assuming a 50	Favorable /
	BPS Increase in	BPS Decrease in	(Unfavorable)
Interest Rate Sensitivity (in millions):	Rates	Rates	Impact on
Debt - fixed rate	$(39.1)	$41.4	Fair Value

(1)	Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

     At June 30, 2011 a 10% decrease in quoted currency exchange rates would result in a potential loss of approximately $0.9 million in foreign currency denominated debt.

     At June 30, 2011 the fair value of debt outstanding was approximately $1,150 million. A 50 basis points decrease in quoted interest rates would result in favorable impact of $41 million on fixed rate debt.

Item 4. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

     In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

MERITOR, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Except as set forth in this Quarterly Report under Note 20 “Contingencies” and as set forth below, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2010 and those reported in the Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2010 and March 31, 2011.

     On October 5, 2006, ZF Meritor LLC, a joint venture between an ArvinMeritor subsidiary and ZF Friedrichshafen AG, filed a lawsuit against Eaton Corporation in the United States District Court for the District of Delaware, alleging that Eaton had engaged in exclusionary, anticompetitive conduct in the markets for heavy-duty truck transmissions, in violation of the U.S. antitrust laws and seeking an injunction prohibiting Eaton from engaging in such anticompetitive conduct and monetary damages. On October 8, 2009, the jury found that Eaton engaged in exclusionary and anticompetitive conduct in the sale and marketing of heavy-duty truck transmissions.

     Following the trial, on October 20, 2009, the Court entered an order of judgment of antitrust liability against Eaton. Eaton then filed a motion for judgment as a matter of law, and, in the alternative, new trial. On March 10, 2011, the Court entered an order denying that motion. Subsequently, after the Court denied an Eaton motion seeking entry of judgment for zero damages and no injunctive relief, Eaton filed a motion asking the Court to certify for interlocutory appeal the Court’s orders of October 20, 2009 and March 10, 2011. That motion has been briefed by the parties and awaits a ruling by the Court. The Court also has been asked to rule upon a motion seeking clarification of the admissibility of certain evidence concerning damages. Rulings on those motions are expected to lead to either the presentation of arguments on liability and/or damages before the Third Circuit Court of Appeals, or further proceedings on damages and injunctive relief before the Court.

Item 1A. Risk Factors

     There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2010 and March 31, 2011 and the Annual Report on Form 10-K, for the fiscal year ended September 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

   Issuer repurchases

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of Part II of this Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the third quarter of 2011.

MERITOR, INC.

Item 5. Other Information

Cautionary Statement

     This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to our ability to successfully manage steeply increasing volumes in the commercial truck markets and work with our customers to adjust their demands in view of the rapid acceleration of production; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; reduced production for certain military programs and the return of volumes of selected long-term military contracts to more normalized levels; global economic and market cycles and conditions, including a slower than anticipated recovery from the recent global economic crisis; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether the liquidity of the company will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of the company's suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of the company's debt; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company's debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; the outcome of actual and potential product liability, warranty and recall claims; rising costs of pension and other postretirement benefits; and possible changes in accounting rules; as well as other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of our Annual Report on Form 10-K, as amended, for the year ending October 3, 2010: Item 1. Business, “Customers; Sales and Marketing” “Competition” “Raw Materials and Suppliers” “Divestitures and Restructuring” “Employees” “Environmental Matters” “International Operations” and “Seasonality; Cyclicality” Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” “Legal Proceedings” and “Risk Factors” herein. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

MERITOR, INC.

Item 6. Exhibits**

3-a	Restated Articles of Incorporation of the Company, filed as Exhibit 4.01 to ArvinMeritor’s Registration Statement on Form S-4, as amended (Registration Statement No. 333-36448) ("Form S-4"), is incorporated by reference.

3-a-1	Articles of Amendment of Restated Articles of Incorporation of the Company filed as Exhibit 3-a-1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2011, in incorporated by reference.

3-b	By-laws of the Company, filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003 (File No. 1-15983), is incorporated by reference.

10	Letter Agreement dated May 13, 2011 between Meritor, Inc. and L. Cummins.*

10-a	Amendment dated as of June 28, 2011 to Receivables Purchase Agreement dated as of October 29, 2010, by and among Meritor Heavy Vehicle Braking Systems (USA), Inc., Meritor Heavy Vehicle Systems, LLC and Meritor Aftermarket USA, LLC (formerly known as ArvinMeritor Mascot, LLC) as sellers, Viking Asset Purchaser No 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey, as purchaser, and Citicorp Trustee Company Limited, as programme trustee*

10-b	Receivables Purchase Agreement dated as of June 28, 2011, by and among Meritor HVS A.B., as seller, Viking Asset Purchaser No 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey, as purchaser, and Citicorp Trustee Company Limited, as programme trustee*

12	Computation of ratio of earnings to fixed charges*

23	Consent of Bates White LLC*

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act)*

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act*

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350*

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350*

99-a	Third Amendment dated as of May 9, 2011 to Credit Agreement dated as of November 18, 2010 among Meritor, Inc. (formerly named ArvinMeritor, Inc.), Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto, and the Bank of New York Mellon, as paying agent.*

* Filed herewith.
** Reference to the “Company” in this exhibit index refers to ArvinMeritor, Inc., which effective March 29, 2011 is named Meritor, Inc.

MERITOR, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

Date: August 4, 2011	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: August 4, 2011	By:	/s/	J.A. Craig
J.A. Craig
Senior Vice President and Chief Financial Officer