Form 10-Q/A
period 2011-07-03
MERITOR INC
filed 2011-08-25
CIK 1113256

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

MERITOR, INC.

EXPLANATORY NOTE - AMENDMENT

     The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2011 of Meritor, Inc. (the “Company”) filed with the Securities and Exchange Commission on August 4, 2011 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q with detailed Extensible Business Reporting Language tagging for the first time in accordance with Rule 405 of Regulation S-T.

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

MERITOR, INC.

Item 6. Exhibits

3-a	Restated Articles of Incorporation of the Company, filed as Exhibit 4.01 to ArvinMeritor’s Registration Statement on Form S-4, as amended (Registration Statement No. 333-36448) ("Form S-4"), is incorporated by reference.*

3-a-1	Articles of Amendment of Restated Articles of Incorporation of the Company filed as Exhibit 3-a-1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2011, in incorporated by reference.*

3-b	By-laws of the Company, filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003 (File No. 1-15983), is incorporated by reference.*

10	Letter Agreement dated May 13, 2011 between Meritor, Inc. and L. Cummins.*

10-a	Amendment dated as of June 28, 2011 to Receivables Purchase Agreement dated as of October 29, 2010, by and among Meritor Heavy Vehicle Braking Systems (USA), Inc., Meritor Heavy Vehicle Systems, LLC and Meritor Aftermarket USA, LLC (formerly known as ArvinMeritor Mascot, LLC) as sellers, Viking Asset Purchaser No 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey, as purchaser, and Citicorp Trustee Company Limited, as programme trustee*

10-b	Receivables Purchase Agreement dated as of June 28, 2011, by and among Meritor HVS A.B., as seller, Viking Asset Purchaser No 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey, as purchaser, and Citicorp Trustee Company Limited, as programme trustee*

12	Computation of ratio of earnings to fixed charges*

23	Consent of Bates White LLC*

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act)*

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act*

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350*

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350*

99-a	Third Amendment dated as of May 9, 2011 to Credit Agreement dated as of November 18, 2010 among Meritor, Inc. (formerly named ArvinMeritor, Inc.), Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto, and the Bank of New York Mellon, as paying agent.*

101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2011, filed with the Securities and Exchange Commission on August 4, 2011.

** Furnished herewith

MERITOR, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

Date: August 25, 2011	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: August 25, 2011	By:	/s/	J.A. Craig
J.A. Craig
Senior Vice President and Chief Financial Officer