Form 10-K
period 2011-10-02
MERITOR INC
filed 2011-11-23
CIK 1113256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 2, 2011
Commission file number 1-15983
_______________

MERITOR, INC.
(Exact name of registrant as specified in its charter)

Indiana	38-3354643
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

2135 West Maple Road
Troy, Michigan	48084-7186
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 435-1000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes [ X]      No [    ]

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
     Yes [X ]      No [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

     94,620,102 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on November 4, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on January 26, 2012 is incorporated by reference into Part III.

ii

iii

PART I

Item 1. Business.

Overview

     Meritor, Inc., formerly named ArvinMeritor, Inc., (the "company" or "Meritor"), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers (“OEMs”) and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, off-highway, military, bus and coach and other industrial OEMs and certain aftermarkets. Our principal products are axles, undercarriages, drivelines, brakes and braking systems.

     Meritor was incorporated in Indiana in 2000 in connection with the merger of Meritor Automotive, Inc. ("Meritor Automotive") and Arvin Industries, Inc. ("Arvin"). On March 30, 2011, we announced that we officially changed the company name from ArvinMeritor, Inc. to Meritor, Inc. and on that date, began trading our common stock on the New York Stock Exchange under the ticker symbol MTOR. As used in this Annual Report on Form 10-K, the terms "company," "Meritor," "we," "us" and "our" include Meritor, its consolidated subsidiaries and its predecessors unless the context indicates otherwise.

     Meritor serves a broad range of customers worldwide, including medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, certain aftermarkets, and trailer producers. Our total sales from continuing operations in fiscal year 2011 were $4.6 billion. Our ten largest customers accounted for approximately 70 percent of fiscal year 2011 sales from continuing operations. Sales from operations outside the United States (U.S.) accounted for approximately 67 percent of total sales from continuing operations in fiscal year 2011. Our continuing operations also participated in 6 unconsolidated joint ventures, which we accounted for under the equity method of accounting and that generated revenues of approximately $2 billion in fiscal year 2011.

     The company’s fiscal year ends on the Sunday nearest to September 30. Fiscal year 2011 ended on October 2, 2011, fiscal year 2010 ended on October 3, 2010 and fiscal year 2009 ended on September 27, 2009. All year and quarter references relate to our fiscal year and fiscal quarters unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end.

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

Corporate Transformation Activity
In fiscal year 2011, we substantially completed our process of divesting our light vehicle systems business (“LVS”) and transforming our company to focus solely on commercial vehicle and industrial markets. We believe the divestiture of LVS will allow us to focus on more targeted investments with potentially higher margins. We have only a minor portion of our Chassis business remaining, which is a facility in Leicester, England. In November 2011, we entered into an agreement with a buyer to sell this business and expect to close the sale transaction before the end of calendar year 2011.

     Our fiscal year 2011 divestiture activity included the following:
  Body Systems On January 3, 2011, the company completed the sale of its Body Systems business to Inteva Products Holding Coöperatieve U.A., an assignee of 81 Acquisition LLC and an affiliate of Inteva Products, LLC. Pursuant to the sale agreement signed in August 2010, total consideration was approximately $35 million, subject to certain potential adjustments for items such as working capital fluctuations. The actual purchase price at the closing was $27 million (excluding estimated closing expenses for outside advisory fees of $12 million), consisting of $12 million in cash at closing (adjusted for estimated balances in working capital and other items at the time of the closing) and a five-year, 8-percent promissory note for $15 million, payable in five annual installments.

  Gabriel Europe – On February 6, 2011, we sold our Gabriel Europe (Bonneval) facility to TRW Automotive Holdings France. Gabriel Europe manufactured ride control parts (shock absorbers) for sale in Europe. In connection with the sale, the company made a cash capital contribution of $15 million to Gabriel Europe prior to the completion of the sale transaction.

  European Trailer: In the second quarter of fiscal year 2011, we announced the planned closure of our European trailer (EU Trailer) business. We ceased all manufacturing operations and use of productive assets prior to September 30, 2011. In addition, certain long-lived and current assets of the business were sold to a third party.
     See Note 3 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for further information with respect to divestiture activity in 2010 and changes in continuing and discontinued operations.

Our Business

     Our reporting segments are as follows:

  The Commercial Truck segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, primarily for medium- and heavy-duty trucks in North America, South America and Europe.

  The Industrial segment supplies drivetrain systems including axles, brakes, drivelines and suspensions for off-highway, military, construction, bus and coach, fire and emergency, and other industrial applications. This segment also includes all of our original equipment (OE) businesses in Asia Pacific, including all on- and off-highway activities.

  The Aftermarket & Trailer segment supplies axles, brakes, drivelines, suspension parts and other replacement and remanufactured parts, including transmissions, to commercial vehicle aftermarket customers. This segment also supplies a wide variety of undercarriage products and systems for trailer applications in North and South America.
     The financial statements and financial information included in this Form 10-K have been recast to reflect our European trailers business as discontinued operations. See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for financial information by segment for continuing operations for each of the three years ended September 30, 2011, including information on sales and assets by geographic area. The heading "Products" below includes information on certain product sales for each of the three fiscal years ended September 30, 2011.

Business Strategies

     We are currently a global supplier of a broad range of integrated systems, modules and components to OEMs and the aftermarket for the commercial vehicle, transportation and industrial sectors, and we believe we have developed market positions as a leader in many of the markets we serve. The unprecedented challenges in the credit markets, deterioration and then rapid upturn in the commercial vehicle market and a worldwide recession have forced us to sharpen our business and operating strategies to align to these new business conditions and to better position our company for the future. We are working to enhance our leadership positions, capitalize on our existing customer, product and geographic strengths, and increase sales, earnings and shareowner returns by growing the businesses that offer more attractive returns.

     The pace of the recovery of commercial truck volumes in North America and Europe, our largest markets, has been more rapid than previously anticipated. We expect production volumes in North America to continue to remain at levels experienced during the second half of fiscal year 2011 (which were higher than they were during the first half), and in Europe to weaken from fiscal year 2011 levels. In addition, production volumes in the South America and Asia-Pacific markets have generally returned to levels that are strong by historic standards and are expected to remain at or modestly below these levels.

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

  Emissions, safety and related regulations, and cyclicality affecting the trucking and transportation industries and their impact on commercial vehicle sales and production;

  Evaluation by OEMs of their outsourcing strategies given capacity and other market conditions;

  Increasing emphasis on engineering and technology focused on improving vehicle fuel efficiency and safety;

  Rapid market growth in developing countries;

  Disruptions in the financial markets and their impact on the availability and cost of credit;

  Higher energy and transportation costs;

  Consolidation and globalization of OEMs and their suppliers; and

  Pension and retiree medical health care costs.
Other

     Other significant factors that could affect our results and liquidity in fiscal year 2012 and our ability to execute our business strategies include:
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

  Potential labor disruptions resulting from union negotiations affecting certain of our U.S. or European operations;

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

  Impact of currency exchange rate volatility in markets in which we operate.

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

     Financial and Operational Excellence

     Managing the Cycle. The industries in which we operate have been characterized historically by periodic fluctuations in overall demand for medium- and heavy-duty trucks, and other vehicles for which we supply products, resulting in corresponding fluctuations in demand for our products. The lengths and timing of the cyclical nature of the commercial vehicle industry cannot be predicted with certainty. In response, we are focused on utilizing flexible manufacturing processes and plant footprints to attempt to take advantage of industry upturns and effectively manage industry downturns. In addition, we expect to balance the on-highway commercial vehicle cycles with complementary business lines, including aftermarket, military, construction and industrial supply. To effectively manage the cyclical nature of our business, we are also focused on cost management and maintaining sufficient balance sheet flexibility.

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

     In fiscal year 2007, as part of Performance Plus, we implemented the Meritor Production System, a lean manufacturing initiative that guides our pursuit of operational excellence. Meritor Production System integrates several of our previous performance improvement initiatives into a set of actions that focus on improving systems, processes, behaviors and capabilities. Throughout our company, continuous improvement teams work to achieve significant cost savings, increase productivity and efficiency, improve design and quality, streamline operations and improve workplace safety. Maintaining a continuous improvement culture is important to our business operations and to maintaining and improving our operating results.

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

     Strengthen our Presence in Emerging Global Markets. Geographic expansion to meet the global sourcing needs of customers and to enter new markets is an important element of our growth strategy. We currently have wholly-owned operations and regional joint ventures in South America, a market that has recently experienced significant growth and is now at historic high industrial production levels. We also have joint ventures and wholly-owned subsidiaries in China, India and Turkey and participate in programs to support customers as they establish and expand operations in those markets.

     We plan to continue to grow and expand globally, with a keen focus on South America and Asia-Pacific (primarily China and India) because we believe these regions offer the greatest profit potential. Sales in these regions represented approximately 30 percent, 29 percent and 20 percent of total sales from continuing operations in fiscal years 2011, 2010 and 2009, respectively.

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

     Nurture Emerging Next-Generation Products. We plan to continue to invest in advanced technologies and expanded product portfolios that address customer needs by improving fuel efficiency, optimizing products for specific vehicle applications, and enhancing driver/vehicle safety. Examples of these products being developed include:
  Meritor(R) LogixDrive(TM): This axle system is enabled by electronic controls that constantly sense temperature, speed, braking and torque conditions in order to apply the optimized amount of lubrication to the axle. The LogixDrive system addresses the two main areas of power loss in axles: gear and bearing friction and oil churning due to gear rotation.

  Intelligent single drive axle solution: Using technologies developed in-house to enhance the traction and fuel economy of a conventional 6x2 axle configuration, we developed a system which achieves up to a five-percent fuel economy benefit for line haul operators, while still providing the weight savings of a 6x2 over a 6x4 configuration.

  Hybrid Class 8 linehaul powertrain concept: Meritor is partnered with Navistar on the SuperTruck program funded by the U.S. Department of Energy. The goal of the program is to improve efficiency through advanced and highly efficient systems and technologies. We will provide our innovative multi-mode hybrid drivetrain solution which operates in series mode at low vehicle speeds and in parallel mode at high vehicle speeds to achieve optimum efficiency in a long-haul application.

  Two speed axle introduction in India market: With significant penetration of Meritor’s two-speed axle in the Brazil market, this year we launched a modified version in the India market as an option to provide geared alternatives to a nine-speed transmission.

  Vehicle dynamics portfolio: Complementing the performance of the ProTec Independent Suspension series, we have added semi-active shocks to the portfolio of products and vehicle suspension tuning to ensure class-leading performance.

  New, more powerful front and rear brakes: We released more powerful front and rear brakes to deliver the new stopping distances mandated by the U.S. government’s FMVSS 121, which took effect in August 2011. Development of the new brakes focused on daily driving characteristics as well as the more demanding performance required in an emergency stopping scenario. Therefore, the new brakes shorten the stopping distance gap between drum and disc brakes while maintaining or improving important criteria like brake lining life.
Products

     Meritor designs, develops, manufactures, markets, distributes, sells, services and supports a broad range of products for use in the transportation and industrial sectors. In addition to sales of original equipment systems and components, we provide our original equipment, aftermarket and remanufactured products to vehicle OEMs, their dealers (who in turn sell to motor carriers and commercial vehicle users of all sizes), independent distributors, and other end-users in certain aftermarkets.

     The following chart sets forth, for each of the three fiscal years with the most recent ended September 30, 2011, information about product sales comprising more than 10% of consolidated revenue in any of those years. A narrative description of our principal products follows the chart.

     Product Sales:

	Fiscal Year Ended
	September 30,
	2011	2010	2009
Axles, Undercarriage and Drivelines	78%	73%	73%
Brakes and Braking Systems	21%	24%	25%
Other	1%	3%	2%
Total:	100%	100%	100%

     Continuing Operations

     The three segments included in our continuing operations manufacture and supply the products set forth and described below.

     Axles, Undercarriage & Drivelines

     We believe we are one of the world's leading independent suppliers of axles for medium- and heavy-duty commercial vehicles, with the leading market position in axle manufacturing in North America, South America and Europe, and are one of the major axle manufacturers in the Asia-Pacific region. Our extensive truck axle product line includes a wide range of front steer axles and rear drive axles. Our front steer and rear drive axles can be equipped with our cam, wedge or air disc brakes, automatic slack adjusters, complete wheel-end equipment such as hubs, rotors and drums, and (through our WABCO joint venture) anti-lock braking systems (“ABS”) and vehicle stability control systems.

     We supply heavy-duty axles in certain global regions, for use in numerous off-highway vehicle applications, including construction, material handling, and mining. We also supply axles for use primarily in medium- and heavy-duty military tactical wheeled vehicles, principally in North America. These products are designed to tolerate high tonnage and operate under extreme geographical and climate conditions. In addition, we have other off-highway vehicle products that are currently in development for certain other regions. We also supply axles for use in buses, coaches and recreational vehicles, fire trucks and other specialty vehicles in North America, Asia Pacific and Europe, and believe we are the leading supplier of bus and coach axles in North America.

     We are one of the major manufacturers of heavy-duty trailer axles in North America. Our trailer axles are available in more than 40 models in capacities from 20,000 to 30,000 pounds for virtually all heavy trailer applications and are available with our broad range of suspension modules, brake products, including drum brakes, disc brakes, anti-lock and trailer stability control systems, and ABS (through our WABCO joint venture).

     We supply universal joints and driveline components, including our Permalube™ universal joint and RPL Permalube™ driveline, which are low maintenance, permanently lubricated designs used often in the high mileage on-highway market. We supply drivelines in a variety of global regions, for use in numerous on-highway vehicle applications, including construction, material handling and mining. We supply transfer cases and drivelines for use in medium- and heavy-duty military tactical wheeled vehicles, principally in North America. We also supply transfer cases for use in specialty vehicles in North America. Anti-lock brakes and stability control systems (which we supply through our WABCO joint venture) are also used in military vehicles and specialty vehicles. In addition, we supply trailer air suspension systems and products with an increasing market presence in North America. We also supply advanced suspension modules for use in light-, medium- and heavy-duty military tactical wheeled vehicles, principally in North America.

     Through a joint venture, we develop, manufacture and sell truck suspensions, trailer axles and suspensions and related wheel-end products in the South American market. We believe this joint venture has a number one product position in suspension and trailer axles in the South American market.

     Brakes and Braking Systems

     We believe we are one of the leading independent suppliers of air brakes to medium- and heavy-duty commercial vehicle manufacturers in North America and Europe. In Brazil, one of the largest truck and trailer markets in the world, we believe that Master Sistemas Automotivos Limitada, our 49%-owned joint venture with Randon S. A. Vehiculos e Implementos, is a leading supplier of brakes and brake-related products.

     Through manufacturing facilities located in North America, Asia Pacific and Europe, we manufacture a broad range of foundation air brakes, as well as automatic slack adjusters for brake systems. Our foundation air brake products include cam drum brakes, which offer improved lining life and tractor/trailer interchangeability; air disc brakes, which provide enhanced stopping distance and improved fade resistance for demanding applications; wedge drum brakes, which are lightweight and provide automatic internal wear adjustment; hydraulic brakes; and wheel-end components such as hubs, drums and rotors.

     Our brakes and brake system components also are used in medium- and heavy-duty military tactical wheeled vehicles, principally in North America. We also supply brakes for use in buses, coaches and recreational vehicles, fire trucks and other specialty vehicles in North America and Europe, and we believe we are the leading supplier of bus and coach brakes in North America, and also supply brakes for buses and coaches in Asia Pacific.

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

     Other Products

     In addition to the products discussed above, we sell other complimentary products, including third party and private label items, through our aftermarket distribution channels. These products are generally sold under master distribution or similar agreements with outside vendors and include brake shoes and friction materials; automatic slack adjusters; yokes and shafts; wheel-end hubs and drums; ABS and stability control systems; shock absorbers and air springs; air brakes, air systems, air dryers and compressors.

     Discontinued Operations

     Light Vehicle Systems

     Roof and Door Systems

     Prior to the sale of our Body Systems business in January 2011, that business supplied sunroofs and roof systems’ products, including panoramic roof modules, tilt and slide sunroof modules and complete roof systems, for use in passenger cars, light trucks and sport utility vehicles. Our roof systems’ manufacturing facilities were located in Europe, China and North America. Body Systems also supplied integrated door modules and systems, including manual and power window regulators and access control systems and components such as modular and integrated door latches, actuators, trunk and hood latches and fuel flap locking devices. Our power and manual door system products utilized numerous technologies, including our own electric motors with electronic function capabilities such as anti-squeeze technologies. We manufactured door system components at plants primarily in Europe, China and North America.

     European Trailers

     Our EU Trailer business manufactured trailer axles in Cwmbran, United Kingdom. In the second quarter of fiscal year 2011, we announced the planned closure of our EU Trailer business and ceased all manufacturing operations and use of productive assets prior to September 30, 2011.

Customers; Sales and Marketing

     Meritor has numerous customers worldwide and has developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 70% of our total sales from continuing operations in fiscal year 2011. Sales to AB Volvo, Daimler AG and Navistar International Corporation represented approximately 24 percent, 11 percent and 11 percent, respectively, of our sales in fiscal year 2011. No other customer accounted for 10% or more of our total sales in fiscal year 2011.

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

     Aftermarket

     We market and sell truck, trailer, off-highway and other products principally to, and service such products principally for, OEMs, their parts marketing operations, their dealers and other independent distributors and service garages within the aftermarket industry. Our product sales are generated through long-term agreements with certain of our OEM customers, distribution agreements and sales to independent dealers and distributors. Sales to other OEMs are typically made through open order releases or purchase orders at market based prices which do not require the purchase of a minimum number of products. The customer typically has the right to cancel or delay these orders on reasonable notice.

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

     Based on available industry data and internal company estimates, our North America aftermarket business has the overall market leadership position for the portfolio of products that we offer.

     Discontinued Operations

     Our discontinued LVS business sold products principally to OEMs. New platform development awards generally began two to four years prior to start of production. We marketed our products and new technologies directly to the OEMs. Consistent with industry practice, we made most of our sales to OEMs through open order releases or purchase orders, which did not require the purchase of a minimum number of products and typically may be cancelled by the customer on reasonable notice without penalty. However, given the cost and complexity of the tooling required to produce vehicle parts, once awarded, it was typically very difficult and costly for the OEM to switch suppliers. We also sold products to certain customers under long-term arrangements that required us to provide annual cost reductions to our customers (through price reductions or other cost benefits for the OEMs).

     The majority of our light vehicle sales were generated through customers that were concentrated in Europe and included Volkswagen AG, Ford Motor Company, Renault-Nissan BV, Peugeot S.A., General Motors Corporation, Bayerische Motoren Werke AG and Chrysler Group LLC.

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

     Our major competitors for axles are Dana Holding Corp. and, in certain markets, OEMs that manufacture axles for use in their own products. Emerging competitors for axles include Daimler Truck North America’s Axle Alliance Company, American Axle Corporation and in China, Hande and Ankai. Our major competitors for brakes are Haldex, WABCO, Brembo, Bendix/Knorr Bremse and, in certain markets, OEMs that manufacture brakes for use in their own products. Our major competitors for industrial applications are ZF, MAN, AxleTech International, Oshkosh, Marmon-Herrington, Dana Holding Corp., Knorr, Kessler & Co., Carraro, NAF, Sisu and, in certain markets, OEMs that manufacture industrial products for use in their own vehicles. Our major competitors for trailer applications are Hendrickson, BPW and SAF-Holland.

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

     Although the cost of our core products is susceptible to changes in overall steel commodity prices, including ingredients used for various grades of steel, we have generally structured our major steel supplier and customer contracts to absorb and pass on normal index-related market fluctuations in steel prices. After a sudden and extraordinary surge in the price of steel, energy and other in 2008, the price of steel stabilized during fiscal year 2009 and was relatively stable during fiscal year 2010. The price of steel increased significantly in fiscal year 2011 and is expected to remain at these higher prices in the near term. These steel price increases, along with increasing transportation costs, have created pressure on profit margins and could continue to unfavorably impact our financial results in the future. While we have had steel pricing adjustment programs in place with most major OE manufacturers, the price adjustment programs have tended to lag the increase in steel costs and have generally not contemplated non-index-related increases in steel costs. As such, we have been pursuing actions with our customers to address these issues in order to further mitigate the impact of steel costs on our profitability.

     Significant future volatility in the commodity markets – including a global shortage of scrap steel, a rapid escalation in the price of critical raw materials such as iron ore, coking coal and metal alloys, and higher fuel and energy costs – may require us to continue the practice of periodic increases through surcharges or pricing arrangements until these costs stabilize. In addition, if supplies are inadequate for our needs, or if prices remain at current levels or increase and we are unable to either pass these prices to our customer base or otherwise mitigate the costs, our operating results could be further adversely affected.

     We continuously work to address these competitive challenges by reducing costs, improving productivity and, as needed, restructuring operations. We have developed a supplier risk management process under which we conduct periodic risk assessments for all major suppliers and more frequent and rigorous assessments of high-risk suppliers. On an ongoing basis, we monitor third party financial statements, conduct surveys through supplier questionnaires and do site visits. We are proactive in managing our supplier relationships to avoid supply disruptions and evaluate potential options, including dual sourcing and exit strategy. Our process employs well-defined trigger points that cause us to take aggressive actions and then monitor the progress closely.

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

     Divestitures

     As part of our strategy to refocus our business and dedicate our resources to our core capabilities, we regularly review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. In an effort to execute our long-term strategy to transform our company away from the light vehicle business to focus on the commercial vehicle and industrial business, we completed the following initiatives since the beginning of fiscal year 2009 (see Note 3 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below):
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

  In fiscal year 2010, we completed the sale of our 57 percent interest in Meritor Suspension Systems Company (“MSSC”) to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD.

  In fiscal year 2010, we completed the sale of our module assembly operations in Belvidere, Illinois.

  In fiscal year 2011, we completed the sale of our Body Systems business to Inteva Products Holding Coöperatieve U.A., an assignee of 81 Acquisition LLC and an affiliate of Inteva Products, LLC.

  In fiscal year 2011, we completed the sale of Gabriel Europe (Bonneval) facility to TRW Automotive Holdings France.
     In addition, in September 2011, we closed our EU Trailer operations in Cwmbran, U.K. and related warehouses in Spain and Italy.

     Restructuring Programs

     Performance Plus: We implemented Performance Plus, a long-term profit improvement and cost reduction initiative, in fiscal year 2007. As part of this program, we identified significant restructuring actions intended to improve our global footprint and cost competitiveness by eliminating up to 2,800 positions in North America and Europe and consolidating and combining certain global facilities, with costs to be incurred over several years. The majority of the restructuring actions associated with Performance Plus were complete as of September 30, 2011. The remaining action under the Performance Plus program primarily relates to rationalization of one manufacturing facility in Europe in our Commercial Truck segment. The remaining expenses for this action are approximately $7 million and are expected to be recognized in fiscal year 2012.

     See Note 5 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for further information on our restructuring actions.

     Restructuring costs – continuing operations

     Performance Plus: In our continuing operations, we recorded restructuring costs of $16 million, $5 million and $32 million in fiscal years 2011, 2010 and 2009, respectively, related to Performance Plus. Total cumulative costs recorded in continuing operations for Performance Plus programs are $69 million. These costs primarily include $39 million for estimated employee severance benefits, $17 million, primarily associated with pension termination benefits, and $13 million of asset impairment charges associated with certain facility closures.

     Other: In fiscal year 2011, we recorded approximately $6 million of restructuring costs at corporate locations associated with certain executive headcount reductions.

     Restructuring costs – discontinued operations

     Performance Plus: We recorded restructuring costs in discontinued operations of $1 million, $3 million and $23 million in fiscal years 2011, 2010 and 2009, respectively, related to Performance Plus. Total cumulative costs recorded in discontinued operations for Performance Plus programs are $93 million. These costs primarily include $75 million for estimated employee severance benefits and $9 million of asset impairment charges associated with certain facility closures and $9 million for facility shutdown and other related costs, primarily pension termination benefits.

     European Trailer: In the second quarter of fiscal year 2011, we announced the planned closure of our EU Trailer business and recognized approximately $8 million of restructuring costs during fiscal year 2011 primarily associated with employee severance costs. At September 30, 2011, all restructuring activities related to this closure were complete. However, it is possible we could receive claims associated with certain contract cancellations for which we are unable to estimate the costs, if any, at September 30, 2011.

     Restructuring costs associated with discontinued operations are included in income (loss) from discontinued operations in the accompanying Consolidated Statement of Operation in Item 8. Financial Statements and Supplementary Data.

     See Item 1A. Risk Factors for information on certain risks associated with strategic initiatives.

Joint Ventures

     As the industries in which we operate have become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. As of September 30, 2011, our continuing operations participated in the following non-consolidated joint ventures:

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

     Aggregate sales of our non-consolidated joint ventures were $1,977 million, $1,474 million and $868 million in fiscal years 2011, 2010 and 2009, respectively.

     In accordance with accounting principles generally accepted in the United States, our consolidated financial statements include the operating results of those joint ventures in which we have control. For additional information of our unconsolidated joint ventures and percentage ownership thereof see Note 12 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Research and Development

     We have significant research, development, engineering and product design capabilities. We spent $73 million in fiscal year 2011, $66 million in fiscal year 2010 and $52 million in fiscal year 2009 on company-sponsored research, development and engineering. We employ professional engineers and scientists globally, and have additional engineering capabilities through contract arrangements in low-cost countries. We also have advanced technical centers in North America, Europe and Asia Pacific (primarily in India and China). We recently expanded our technical center in Bangalore, India.

Patents and Trademarks

     We own or license many United States and foreign patents and patent applications in our engineering and manufacturing operations and other activities. While in the aggregate these patents and licenses are considered important to the operation of our businesses, management does not consider them of such importance that the loss or termination of any one of them would materially affect a business segment or Meritor as a whole.

     Our registered trademarks for Meritor® and the Bull design are important to our business. Other significant trademarks owned by us include Euclid®, MascotTM and TRUCKTECHNICTM for aftermarket products.

     Substantially all of our U.S. held intellectual property is subject to a first priority perfected security interest securing our obligations to the lenders under our credit facility. See Note 15 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Employees

     At September 30, 2011, we had approximately 10,500 full-time employees. At that date, 255 employees in the United States and Canada were covered by collective bargaining agreements and most of our facilities outside of the United States and Canada were unionized. We believe our relationship with unionized employees is satisfactory.

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

     We have been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. In addition to Superfund sites, various other lawsuits, claims and proceedings have been asserted against us, alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. We have established reserves for these liabilities when they are considered to be probable and reasonably estimable. See Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information as to our estimates of the total reasonably possible costs we could incur and the amounts recorded as a liability as of September 30, 2011, and as to changes in environmental accruals during fiscal year 2011.

     The process of estimating environmental liabilities is complex and dependent on physical and scientific data at the site, uncertainties as to remedies and technologies to be used, and the outcome of discussions with regulatory agencies. The actual amount of costs or damages for which we may be held responsible could materially exceed our current estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation and other factors that make it difficult to predict actual costs accurately. However, based on management's assessment, after consulting with Vernon G. Baker, II, Esq., Meritor's General Counsel, and with outside advisors who specialize in environmental matters, and subject to the difficulties inherent in estimating these future costs, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our business, financial condition or results of operations. In addition, in future periods, new laws and regulations, changes in remediation plans, advances in technology and additional information about the ultimate clean-up remedy could significantly change our estimates. Management cannot assess the possible effect of compliance with future requirements.

International Operations

     We believe our international operations provide us with geographical diversity and help us to weather the cyclical nature of our business. Approximately 56 percent of our total assets as of September 30, 2011 and 67 percent of fiscal year 2011 sales from continuing operations were outside the U.S. See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for financial information by geographic area for the three fiscal years ended September 30, 2011.

     Our international operations are subject to a number of risks inherent in operating abroad (see Item 1A. Risk Factors below). There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

     Our operations are also exposed to global market risks, including foreign currency exchange rate risk related to our transactions denominated in currencies other than the U.S. dollar. We have a foreign currency cash flow hedging program in place to help reduce the company’s exposure to changes in exchange rates. We use foreign currency forward contracts to manage the company’s exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. The contracts generally mature within twelve months. It is our policy not to enter into derivative financial instruments for speculative purposes and, therefore, we hold no derivative instruments for trading purposes. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note 16 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Seasonality; Cyclicality

     We may experience seasonal variations in the demand for our products, to the extent OEM vehicle production fluctuates. Historically, for all of our operations (except our aftermarket business), demand has been somewhat lower in the quarters ended September 30 and December 31, when OEM plants may close during summer shutdowns and holiday periods. Our aftermarkets business and our operations in China generally experience higher than usual demand in the quarters ending March 31 and June 30.

     In addition, the industries in which we operate have been characterized historically by periodic fluctuations in overall demand for trucks, trailers and other specialty vehicles for which we supply products, resulting in corresponding fluctuations in demand for our products. Production and sales of the vehicles for which we supply products generally depend on economic conditions and a variety of other factors that are outside of our control, including freight tonnage, customer spending and preferences, vehicle age, labor relations and regulatory requirements. See Item 1A. Risk Factors below. Cycles in the major vehicle industry markets of North America and Europe are not necessarily concurrent or related. It is part of our strategy to continue to seek to expand our operations globally to help mitigate the effect of periodic fluctuations in demand of the vehicle industry in one or more particular countries.

     Fiscal year 2009 was extremely difficult for us and the industries in which we participate, with sharp declines in production and sales volumes in substantially all regions, which started in November 2008. In fiscal 2010 we saw varying levels of improvement from fiscal year 2009 low points, as shown in the below table. In 2011, the pace of the recovery of commercial truck volumes in North America and Europe, our largest markets, was more rapid than previously anticipated. We expect production volumes in North America to continue to remain at levels experienced during the second half of fiscal year 2011 (which were higher than they were during the first half), and in Europe, to weaken from fiscal year 2011 levels. In addition, production volumes in the South America and Asia Pacific markets have generally returned to levels that are strong by historic standards and are expected to remain at or modestly below these levels.

     The following table sets forth estimated vehicle production in principal markets we serve for the last five fiscal years based on available industry sources and management’s estimates:

	Year Ended September 30,
	2011	2010	2009	2008	2007
Estimated Commercial Vehicle production (in thousands):
North America, Heavy-Duty Trucks	224	147	129	194	246
North America, Medium-Duty Trucks	158	114	101	171	230
North America, Trailers	194	107	95	176	275
Europe, Heavy- and Medium-Duty Trucks	389	265	252	562	480
South America, Heavy- and Medium- Duty Trucks	204	174	118	161	127

Available Information

     We make available free of charge through our web site (www.Meritor.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings we make with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed.

Cautionary Statement

     This Annual Report on Form 10-K contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to our ability to successfully manage steeply increasing volumes in the commercial truck markets and work with our customers to adjust their demands in view of the rapid acceleration of production; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; reduced production for certain military programs and the return of volumes of selected long-term military contracts to more normalized levels; global economic and market cycles and conditions, including a slower than anticipated recovery from the recent global economic crisis; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether the liquidity of the company will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of the company's suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of the company's debt; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company's debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; the outcome of actual and potential product liability, warranty and recall claims; rising costs of pension and other postretirement benefits; and possible changes in accounting rules; as well as other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of this Annual Report on Form 10-K: Item 1. Business, “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

Ability to manage steeply increasing production and sales volume in the commercial vehicle market may adversely affect our results of operations.

     The pace of the recovery of commercial truck volumes in North America and Europe, our largest markets, was more rapid in 2011 than previously anticipated. We expect production volumes in North America to continue to remain at levels experienced during the second half of fiscal year 2011 (which were higher than they were during the first half), and in Europe, to weaken from fiscal year 2011 levels. We have been working with our customers to adjust demands. However, in the upturn of the cycle when demand increases from what has recently been a historical low for production, we may have difficulty in meeting such extreme or rapidly increasing demand. This difficulty may include not having sufficient manpower or working capital to meet the needs of our customers or relying on other suppliers who may not be able to respond quickly to a changed environment when demand increases rapidly.

A further downturn in the global economy and reduced production and sales volume in the commercial vehicle market could materially adversely affect our results of operations, financial condition and cash flows.

     Although the global economy has seen signs of improvement, it remains fragile. The global economic recession that began in late 2008 and continued through 2009 had a significant adverse impact on our business, customers and suppliers. Our cash and liquidity needs were impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. If the global economy were to take another significant downturn, depending upon the length, duration and severity of such a so-called "double-dip" recession, our results of operations, financial condition and cash flow would be materially adversely affected again.

     Our levels of fixed costs can make it difficult to adjust our cost base to the extent necessary, or to make such adjustments on a timely basis, and continued volume declines can result in non-cash impairment charges as the value of certain long-lived assets is reduced. As a result, our financial condition and results of operations have been and would be expected to continue to be adversely affected during periods of prolonged declining production and sales volumes in the commercial vehicle markets.

     The negative impact on our financial condition and results of operations from continued volume declines could also have negative effects on our liquidity. If cash flows are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs; however, we cannot predict whether that funding will be available or will be available on commercially reasonable terms. In addition, in the event of reduced sales, levels of receivables would decline, which would lead to a decline in funding available under our U.S. receivables facility or under our European factoring arrangements.

We operate in an industry that is cyclical and that has periodically experienced significant year-to-year fluctuations in demand for vehicles; we also experience seasonal variations in demand for our products.

     The industries in which we operate have been characterized historically by significant periodic fluctuations in overall demand for medium- and heavy-duty trucks and other vehicles for which we supply products, resulting in corresponding fluctuations in demand for our products. The length and timing of the cyclical nature of the vehicle industry cannot be predicted with certainty.

     Production and sales of the vehicles for which we supply products generally depend on economic conditions and a variety of other factors that are outside our control, including freight tonnage, customer spending and preferences, vehicle age, labor relations and regulatory requirements. In particular, demand for our Commercial Truck segment products can be affected by a pre-buy before the effective date of new regulatory requirements, such as changes in emissions standards. Historically, implementation of new, more stringent, emissions standards, has increased heavy-duty truck demand in the U.S. market prior to the effective date of the new regulations, and correspondingly decreased this demand after the new standards are implemented. However, it is uncertain as to whether this trend will continue and any expected increase in the heavy-duty truck demand prior to the effective date of new emissions standards may be offset by the current instability in the financial markets and resulting economic contraction in the U.S. and worldwide markets.

     Sales from the aftermarket portion of our Aftermarket & Trailers segment depend on overall levels of truck ton miles and gross domestic product (GDP) and may be influenced by times of slower economic growth or economic contraction based on the average age of commercial truck fleets.

     We may also experience seasonal variations in the demand for our products to the extent that vehicle production fluctuates. Historically, for our business (other than the aftermarket), demand has been somewhat lower in the quarters ended September 30 and December 31, when OEM plants may close during model changeovers and vacation and holiday periods.

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

     In addition, disruptions in the capital and credit markets, as have been experienced in the past few years, could adversely affect our ability to draw on our revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from Meritor and other borrowers within a short period of time. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

Continued fluctuation in the prices of raw materials and transportation costs has adversely affected our business and, together with other factors, will continue to pose challenges to our financial results.

     Prices of raw materials, primarily steel and oil, for our manufacturing needs and costs of transportation have fluctuated sharply in recent years, including rapid increases which have had a negative impact on our operating income for certain periods. The price of steel increased significantly in fiscal year 2011 and is expected to remain at these higher prices in the near term. These steel price increases along with increasing transportation costs, have created pressure on profit margins and could continue to unfavorably impact our financial results in the future. While we have had steel pricing adjustment programs in place with most major OE manufacturers, the price adjustment programs have tended to lag the increase in steel costs and have generally not contemplated non-index-related increases in steel costs. As such, we have been pursuing actions with our customers to address these issues in order to further mitigate the impact of steel costs on our profitability. Raw material price fluctuation, together with the volatility of the commodity markets will continue to pose challenges to our financial results. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, our operating income could continue to be adversely affected.

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

     During fiscal year 2011, sales to our three largest customers, AB Volvo, Daimler AG and Navistar International Corporation, represented approximately 24 percent, 11 percent and 11 percent, respectively, of our sales from continuing operations. No other customer accounted for 10% or more of our total sales from continuing operations in fiscal year 2011.

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

     Pricing pressure by OEMs is a characteristic to a certain extent, of the commercial vehicle industry. Virtually all OEMs have aggressive price reduction initiatives and objectives each year with their suppliers, and such actions are expected to continue in the future. Accordingly, we must be able to reduce our operating costs in order to maintain our current margins. Price reductions have impacted our margins and may do so in the future. There can be no assurance that we will be able to avoid future customer price reductions or offset future customer price reductions through improved operating efficiencies, new manufacturing processes, sourcing alternatives or other cost reduction initiatives.

We operate in a highly competitive industry.

     Each of Meritor's businesses operates in a highly competitive environment. We compete worldwide with a number of North American and international providers of components and systems, some of which are owned by or associated with some of our customers. Some of these competitors are larger and have greater financial resources or have established stronger relationships with significant customers. In addition, certain OEMs manufacture products for their own use that compete with the types of products we supply, and any future increase in this activity could displace Meritor’s sales.

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

     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. While we employ financial instruments to hedge certain of our foreign currency exchange risks relating to these transactions, our efforts to manage these risks may not be successful. In addition, we translate sales and other results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2011 and 2010, our reported financial results benefited from depreciation of the U.S. dollar against foreign currencies whereas during fiscal year 2009, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies. We generally do not hedge against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies.

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

     A work stoppage at one or more of our manufacturing facilities could have a material adverse effect on our business. In addition, if a significant customer were to experience a work stoppage, that customer could halt or limit purchases of our products, which could result in shutting down the related manufacturing facilities. Also, a significant disruption in the supply of a key component due to a work stoppage at one of our suppliers could result in shutting down manufacturing facilities, which could have a material adverse effect on our business.

Our international operations are subject to a number of risks.

     We have a significant number of facilities and operations outside the United States, including investments and joint ventures in developing countries. During fiscal 2011, approximately 67 percent of our sales were generated outside of the United States. Our strategy to grow in emerging markets may put us at risk due to the risks inherent in operating in such markets. In particular, we have grown, and intend as part of our strategy to continue to grow, in the emerging markets of China, India and Brazil. Our international operations are subject to a number of risks inherent in operating abroad, including, but not limited to:

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

     We have significant sales to U.S. Government contractors in the military vehicle market. Future sales from orders placed under our existing contracts with U.S. Government contractors are reliant on the continuing availability of Congressional appropriations. We and other companies that sell products to the U.S. defense establishment have benefited from an upward trend in overall U.S. defense spending in the last few years. Revenues in our Industrial segment in 2011, however, were negatively impacted by reduced production for certain military programs. These reductions had a negative impact on our Industrial segment profitability. If government defense spending decreases on selected programs or we are unable to secure new military contracts, it could have a longer term negative impact on our Industrial segment, and to a lesser extent on our Aftermarket and Trailer segment due to relatively lower sales of military service parts. In addition, we expect volumes of selected long-term military contracts to return to historic levels. Even if sales on our military programs do return to historic levels, the level of profitability on these sales is expected to be lower than what we have recognized in recent periods. Future defense budgets and appropriations for the military vehicles that our products supply also may be affected by possibly differing priorities of the current Administration, including budgeting constraints stemming from the increasing federal deficits. Reductions in appropriations for these military vehicles, unless offset by other programs and opportunities, could adversely affect our ability to maintain our sales and results of operations.

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

     Upon expiration of our current revolving credit facility in 2014, we will require a new or renegotiated facility (which may be smaller and have less favorable terms than our current facility) or other financing arrangements. Our ability to access additional capital in the long term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds, and there is no guarantee that we will be able to access additional capital.

     Standard & Poor's current corporate credit rating, senior secured credit rating and senior unsecured credit rating for our company is B, B+ and CCC+, respectively. Moody's Investors Service corporate credit rating, senior secured credit rating and senior unsecured credit rating for our company is B2, Ba2 and B3, respectively. There are a number of factors, including our ability to achieve the intended benefits from restructuring and other strategic activities on a timely basis, that could result in lowering of our credit ratings. The rating agencies' opinions about our creditworthiness may also be affected by their views of industry conditions generally, including their views concerning the financial condition of our major OEM customers. If the credit rating agencies perceive further weakening in the industry, they could lower our ratings. Declines in our ratings could reduce our access to capital markets, further increase our borrowing costs and result in lower trading prices for our securities.

     Our liquidity could also be adversely impacted if our suppliers were to suspend normal trade credit terms and require more accelerated payment terms, including payment in advance or payment on delivery of purchases. If this were to occur, we would be dependent on other sources of financing to bridge the additional period between payment of our suppliers and receipt of payments from our customers.

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

     Availability under the revolving credit facility is subject to a collateral test, performed quarterly, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. Availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. securitization program, U.S. factoring program, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012 and (ii) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity.

     If an amendment or waiver is needed (in the event we do not meet one of these covenants) and not obtained, we would be in violation of that covenant, and the lenders would have the right to accelerate the obligations upon the vote of the lenders holding at least 51% of outstanding loans thereunder. A default under the senior secured credit facility could also constitute a default under our outstanding convertible notes as well as our U.S. receivables facility and could result in the acceleration of these obligations. In addition, a default under our senior secured credit facility could result in a cross-default or the acceleration of our payment obligations under other financing agreements. If our obligations under our senior secured credit facility and other financing arrangements are accelerated as described above, our assets and cash flow may be insufficient to fully repay these obligations, and the lenders under our senior secured credit facility could institute foreclosure proceedings against our assets.

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

     The commercial vehicle industry, like other industries, continues to be impacted by the rising cost of pension and other postretirement benefits. In estimating our expected obligations under our pension and postretirement benefit plans, we make certain assumptions as to economic and demographic factors, such as discount rates, investment returns and health care cost trends. If actual experience as to these factors is worse than our assumptions, our obligations could increase. Due to the worldwide recession and its effect on our pension liabilities and related investments, our pension plans are under funded by $557 million as of September 30, 2011. As a result of this under funding, we may be required to increase our contributions to these plans.

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

We may be adversely affected by any disruption in our information technology systems.

     Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, to coordinate our sales activities across all of our products and services and to coordinate our administrative activities. A substantial disruption in our information technology systems for any prolonged time period could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events (caused by us, by our service providers or others) or by computer viruses, physical or electronic break-ins and similar disruptions affecting the internet. Such delays, problems or costs could have a material effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties.

     At September 30, 2011, our operating segments, including all joint ventures, had the following facilities in the United States, Europe, South America, Canada, Mexico and the Asia-Pacific region. For purposes of these numbers, multiple facilities in one geographic location are counted as one facility.

		Engineering Facilities, Sales
		Offices, Warehouses and
	Manufacturing Facilities	Service Centers
Commercial Truck	19	10
Industrial	10	10
Aftermarket & Trailer	8	8
Other	—	4
Total	37	32

     These facilities had an aggregate floor space of approximately 11 million square feet, substantially all of which is in use. We owned approximately 72 percent and leased approximately 28 percent of this floor space. Substantially all of our owned domestic plants and equipment are subject to liens securing our obligations under our revolving credit facility with a group of banks (see Note 15 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data). In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

     A summary of floor space of these facilities at September 30, 2011, (including new space under construction) is as follows:

	Owned Facilities				Leased Facilities
	Commercial	Aftermarket			Commercial	Aftermarket
Location	Truck	& Trailers	Industrial	Other	Truck	& Trailers	Industrial	Other	Total
United States	1,015,763	432,037	1,013,528	417,800	496,114	470,327	—	—	3,845,569
Canada	--	—	—	—	--	300,078	—	—	300,078
Europe	2,760,479	68,326	—	—	92,141	40,400	—	19,749	2,981,095
Asia Pacific	--	—	680,700	—	--	87,883	1,116,606	—	1,885,189
Latin America	1,493,361	--	—	—	451,743	50,024	—	—	1,995,128
Total	5,269,603	500,363	1,694,228	417,800	1,039,998	948,712	1,116,606	19,749	11,007,059

Item 3. Legal Proceedings

1.	See Note 19 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information with respect to three class action lawsuits filed against the company as a result of modifications made to its retiree medical benefits.

2.	See Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information with respect to asbestos-related litigation.

3.	See Item 1. Business, “Environmental Matters” and Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information relating to environmental proceedings.

4.
On October 5, 2006, Meritor Transmission Corporation and ZF Meritor LLC, a joint venture between a Meritor, Inc. subsidiary and ZF Friedrichshafen AG filed a lawsuit against Eaton Corporation in the United States District Court for the District of Delaware, alleging that Eaton had engaged in exclusionary, anticompetitive conduct in the markets for heavy-duty truck transmissions, in violation of the U.S. antitrust laws and seeking an injunction prohibiting Eaton from engaging in such anticompetitive conduct and monetary damages. On October 8, 2009, the jury found that Eaton engaged in conduct that violated the Sherman and Clayton antitrust acts in the sale and marketing of heavy-duty truck transmissions. The jury did not address the amount of damages. The district court denied Eaton’s motion to overturn the jury verdict on March 10, 2011, awarded ZF Meritor zero dollars in damages on August 4, 2011, and issued a limited injunction, stayed pending appeal, against Eaton on August 19, 2011. The jury verdict, the district court’s October 20, 2009 entry of judgment on the verdict, and other district court orders are now the subject of consolidated appeals before the Third Circuit Court of Appeals. The parties, subject to change in the appellate schedule, are to complete briefing the appeals in early 2012.

5.	On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The cases have been consolidated into a multi-district litigation proceeding in Federal court for the Northern District of Illinois. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. On May 25, 2010, the Office of the Attorney General for the State of Washington informed the company that it also was investigating the allegations raised in these suits. On August 9, 2010, the County of Suffolk, New York, filed a complaint in the Eastern District of New York based on the same allegations. The case has been transferred to the multi-district litigation proceeding in Illinois. On April 14, 2011, the judge in that multi-district litigation granted a stay on discovery and depositions until July 25, 2011. The stay was subsequently extended until August 23, 2011 and, on October 12, 2011, was further extended pending the court’s ruling on various motions. The company intends to vigorously defend the claims raised in all of these actions. The company is unable to estimate a range of exposure, if any, at this time.

6.	Various other lawsuits, claims and proceedings have been or may be instituted or asserted against Meritor or our subsidiaries relating to the conduct of our business, including those pertaining to product liability, warranty or recall claims, intellectual property, safety and health, contract and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to Meritor, management believes, after consulting with Vernon G. Baker, II, Esq., Meritor's General Counsel, that the disposition of matters that are pending will not have a material effect on our business, financial condition or results of operations.

Item 4A. Executive Officers of the Registrant.

     The name, age, positions and offices held with Meritor and principal occupations and employment during the past five years of each of our executive officers as of November 14, 2011, are as follows:

     Charles G. McClure, Jr., 58 – Chairman of the Board, Chief Executive Officer and President since August 2004. Chief Executive Officer of Federal-Mogul Corporation (automotive component supplier) from July 2003 to July 2004; and President and Chief Operating Officer of Federal-Mogul Corporation from January 2001 to July 2003.

     Vernon G. Baker, II, 58 – Senior Vice President and General Counsel since July 2000.

     Timothy E. Bowes, 48 – Vice President and President, Commercial Truck, since July 2011 and Vice President and President, Industrial, from November 2009 until July 2011; Vice President and Managing Director, Asia Pacific from 2008 until November 2009; Vice President, Sales, Marketing & Product Strategy from 2007 – 2008; and General Manager, Specialty Sales & Service from 2005 – 2007. Prior to that he was Vice President, Sales, Hilite International.

     Jeffrey A. Craig, 51 – Senior Vice President and Chief Financial Officer since January 2009 and Acting Controller from May 2008 to January 2009. Senior Vice President and Controller from July 2007 to May 2008. Vice President and Controller of Meritor from May 2006 to July 2007; and President and Chief Executive Officer of GMAC Commercial Finance (commercial lending business) from 2001 to May 2006.

     Linda M. Cummins, 64 – Senior Vice President, Communications, since July 2000.

     Pedro N. Ferro, 52, – Vice President, Strategic Business Performance since July 2011 and Vice President and General Manager, Specialty, Brakes and Emissions from 2001 until 2007. President, Commercial Vehicle Undercarriage for The Marmon Group, a division of Berkshire Hathaway, from 2008 until 2011 and from 2007 until 2008 President, Webb Wheels Products Inc. for The Marmon Group.

     Mary A. Lehmann, 52 – Senior Vice President, Treasury and Corporate Development since December 2010 and Senior Vice President, Strategic Initiatives, from July 2009 until December 2010 and Treasurer from July 2007 to July 2009. Vice President and Treasurer of Meritor from January 2006 to July 2007; Assistant Treasurer of Meritor from 2004 to January 2006; and Director, Affiliate Financing, of Ford Motor Company (automotive) from 2001 to 2004.

     Joseph L. Mejaly, 51 – Vice President and President, Aftermarket & Trailer since November 6, 2009; Vice President and General Manager, Commercial Vehicle Aftermarket from 2005 – 2009; Director, Customer Support from 2001 – 2005.

     Barbara G. Novak, 49 – Vice President and Secretary since January 2008. Senior Counsel, Securities of TRW Automotive Holdings Corp. (automotive) from 2002 to 2007.

     Larry Ott, 52 – Senior Vice President, Human Resources since August 2010. Senior Vice president, GMAC Human Resources from 2006 – July 2010; Human Resources Director, Global Purchasing and Supply Chain, General Motors Corporation 2004-2005. Prior to that, held a variety of positions with General Motors Corporation since 1983.

     There are no family relationships, as defined in Item 401 of Regulation S-K, between any of the above executive officers and any director, executive officer or person nominated to become a director or executive officer. No officer of Meritor was selected pursuant to any arrangement or understanding between him or her and any person other than Meritor. All executive officers are elected annually.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Meritor's common stock, par value $1 per share (“Common Stock”), is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol "MTOR." Prior to March 30, 3011, the Common Stock traded under the symbol “ARM”. On November 16, 2011, there were 21,395 shareowners of record of Meritor's Common Stock.

     The high and low sale prices per share of Meritor Common Stock for each quarter of fiscal years 2011 and 2010 were as follows:

	Fiscal Year 2011		Fiscal Year 2010
Quarter Ended	High	Low	High	Low
December 31	$21.77	$15.11	$12.00	$6.80
March 31	22.65	15.75	14.29	8.90
June 30	18.36	13.93	17.22	12.21
September 30	17.33	6.36	17.00	11.95

     There were no dividends declared and paid in fiscal year 2010 or in fiscal year 2011. Our payment of cash dividends and the amount of the dividend are subject to review and change at the discretion of our Board of Directors.

     See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on securities authorized for issuance under equity compensation plans.

     Issuer repurchases

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 5 of this Report on Form 10-K. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the fourth quarter of fiscal year 2011.

Shareowner Return Performance Presentation

     In fiscal year 2011, we completed our process of divesting our light vehicle systems business and transforming our company to focus solely on commercial vehicle and industrial markets. Accordingly, we are revising our peer group to better represent the nature of our business. For this transitional year, we are showing shareowner return for both the old peer group and the new peer group (as defined below). The line graphs below compare the cumulative total shareowner return of the S&P 500 and each of the two peer groups of companies for the period from September 30, 2006 to September 30, 2011, assuming a fixed investment of $100 at the respective closing prices on the last day of each fiscal year and reinvestment of cash dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Meritor, Inc., the S&P 500 Index, the Old Peer Group and the New Peer Group

*$100 invested on 9/30/06 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/06	9/07	9/08	9/09	9/10	9/11
Meritor, Inc.	100.00	120.69	96.44	60.01	119.25	54.18
S&P 500	100.00	116.44	90.85	84.58	93.17	94.24
Old Peer Group (1)	100.00	167.87	116.93	112.87	175.26	160.55
New Peer Group (2)	100.00	196.12	104.19	97.67	192.95	139.29
____________________

1
The old peer group consists of automotive suppliers of approximately comparable size and products to Meritor before the transformation discussed above. The old peer group consists of BorgWarner, Inc., Cummins Inc., Dana Holding Corp., Eaton Corporation, Johnson Controls, Inc., Lear Corporation, Superior Industries International, Inc., Tenneco, Inc. and Visteon Corporation. This peer group is the same as the group utilized in the performance chart in the Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

2
The new peer group consists of representative commercial vehicle suppliers of approximately comparable products to Meritor as Meritor believes is appropriate for comparing shareowner return given Meritor’s transformed business as discussed above. The new peer group consists of Accuride Corporation, Commercial Vehicle Group, Inc., Cummins Inc., Dana Holding Corporation, Haldex AB, Modine Manufacturing Company, SAF -Holland SA, Stoneridge, Inc., and Wabco Holdings Inc.

     The information included under the heading “Shareowner Return Performance Presentation” is not to be treated as “soliciting material” or as “filed” with the SEC, and is not incorporated by reference into any filing by the company under the Securities Act of 1933 or the Securities Exchange Act of 1934 that is made on, before or after the date of filing of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

     The following sets forth selected consolidated financial data. The data should be read in conjunction with the information included under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data below. Prior periods have been recast to reflect our European trailers business as discontinued operations. Prior periods have also been restated for the retroactive adoption of Accounting Standards Codification Topic 470-20, “Debt with Conversion and Other Options” (see Note 15 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.)

	Year Ended September 30,
	2011	2010	2009	2008	2007
SUMMARY OF OPERATIONS
Sales
Commercial Truck	$2,806	$1,960	$1,566	$2,922	$2,621
Industrial	1,113	951	888	1,117	854
Aftermarket & Trailer	1,020	909	901	967	926
Intersegment Sales	(317)	(290)	(335)	(404)	(361)
Total Sales	$4,622	$3,530	$3,020	$4,602	$4,040

Operating Income	$174	$132	$26	$180	$38
Income (Loss) Before Income Taxes	159	76	(52)	131	(41)
Net Income Attributable to Noncontrolling Interests	(17)	(14)	(12)	(15)	(15)
Net Income (Loss) Attributable to Meritor, Inc.:
Income (Loss) from Continuing Operations	$65	$14	$(729)	$(40)	$(62)
Loss from Discontinued Operations	(2)	(2)	(459)	(65)	(160)
Net Income (Loss)	$63	$12	$(1,188)	$(105)	$(222)

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$0.69	$0.16	$(10.05)	$(0.55)	$(0.88)
Discontinued Operations	(0.02)	(0.02)	(6.34)	(0.91)	(2.27)
Basic Earnings (Loss) per Share	$0.67	$0.14	$(16.39)	$(1.46)	$(3.15)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$0.67	$0.16	$(10.05)	$(0.55)	$(0.88)
Discontinued Operations	(0.02)	(0.02)	(6.34)	(0.91)	(2.27)
Diluted Earnings (Loss) per Share	$0.65	$0.14	$(16.39)	$(1.46)	$(3.15)

Cash Dividends per Share	$—	$—	$0.10	$0.40	$0.40

FINANCIAL POSITION AT SEPTEMBER 30
Total Assets	$2,663	$2,879	$2,505	$4,639	$4,751
Short-term Debt	84	—	97	240	18
Long-term Debt	950	1,029	995	970	1,030

     Income (loss) from continuing operations attributable to Meritor, Inc. in the selected financial data information presented above includes the following items specific to the period of occurrence (in millions):

	Year Ended September 30,
	2011	2010	2009	2008	2007
Pretax items:
Restructuring costs	$(22)	$(6)	$(60)	$—	$(15)
Asset impairment charges	—	—	(14)	—	—
Loss on divestitures of businesses	—	—	—	—	(2)
Environmental remediation charges	(2)	(6)	(1)	(3)	(2)
Impact of pension plan freeze	—	7	—	—	—
Non-operating gains, net	10	2	—	—	—
After tax items:
Non-cash charge on repatriated earnings	—	—	—	(68)	—
Deferred tax asset valuation allowance benefit (expense)	—	9	(644)	(46)	—

     Loss from discontinued operations attributable to Meritor, Inc. in the selected financial data information presented above includes the following items specific to the period of occurrence (in millions):

	Year Ended September 30,
	2011	2010	2009	2008	2007
Pretax items:
Gain (loss) on divestitures of businesses, net	$19	$5	$(10)	$(16)	$(200)
Restructuring costs	(9)	(6)	(41)	(20)	(50)
Long-lived assets and goodwill impairment (charges)
reversals	—	(2)	(265)	—	12
Charge for indemnity obligation	(4)	—	(28)	—	—
After tax items:
Non-cash charge on repatriated earnings	—	—	—	(69)	—

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

     Our earnings for the fiscal year ended September 30, 2011 as compared to the prior year were improved. Net income for the year ended September 30, 2011 was $63 million compared to $12 million in the prior year. Income from continuing operations in fiscal year 2011 was $65 million, or $0.67 per diluted share, compared to $14 million, or $0.16 per diluted share, in the prior year.

     Sales were $4,622 million for the fiscal year ended September 30, 2011 compared to $3,530 million in the prior year. Adjusted EBITDA (see Non-GAAP Financial Measures below) for the fiscal year ended September 30, 2011 was $347 million compared to $260 million in fiscal year 2010. The significantly improved Adjusted EBITDA performance is primarily due to the increased sales compared to the prior year. Although the higher sales volumes resulted in significantly improved operating results, including Adjusted EBITDA, our financial performance was negatively impacted in fiscal year 2011 by higher steel, freight and other premium costs. Also unfavorably impacting our operating results were lower sales for certain military programs.

     Cash flows provided by operating activities were $41 million in fiscal year 2011 compared to $211 million in the prior fiscal year. The decrease in operating cash flows in fiscal year 2011 is due to higher investments in working capital, primarily inventory and receivables, as the global commercial vehicle and industrial markets strengthened. We continue to focus on improving cash flow by maintaining tight controls on global inventory, pursuing working capital improvements, and monitoring capital and discretionary spending.

   Trends and Uncertainties

     Production Volumes

     The following table reflects estimated commercial vehicle production volumes for selected original equipment (OE) markets based on available sources and management’s estimates.

	Year Ended September 30,
	2011	2010	2009	2008	2007
Estimated Commercial Vehicle production (in thousands):
North America, Heavy-Duty Trucks	224	147	129	194	246
North America, Medium-Duty Trucks	158	114	101	171	230
United States and Canada, Trailers	194	107	95	176	275
Western Europe, Heavy- and Medium-Duty Trucks	389	265	252	562	480
South America, Heavy- and Medium- Duty Trucks	204	174	118	161	127

     The pace of the recovery of commercial truck volumes in North America and Europe, our largest markets, has been more rapid than previously anticipated. We expect production volumes in North America to continue to remain at levels experienced during the second half of fiscal year 2011 (which were higher than they were during the first half), and in Europe, to weaken from fiscal year 2011 levels. Production volumes in the South America and Asia Pacific markets have generally returned to levels that are strong by historic standards and are expected to remain at or modestly below these levels.

     Increasing Material Costs

     The price of steel has increased significantly in fiscal year 2011 and is expected to remain at these higher prices in the near term. These steel price increases along with increasing transportation costs, have created pressure on profit margins and could continue to unfavorably impact our financial results in the future. Increases in freight and other material costs were higher than usual due to the steepness in the recovery of commercial vehicle volumes. While we have had steel pricing adjustment programs in place with most major OE manufacturers, the price adjustment programs have tended to lag the increase in steel costs and have generally not contemplated non-index-related increases in steel costs. As such, we have been pursuing actions with our customers to address these issues in order to further mitigate the impact of steel costs on our profitability. We have generally been successful in accelerating our recovery of index-related steel price increases and continue to pursue recoveries of other material price increases.

     Industrial Segment Profitability

     Industrial Segment EBITDA in the last twelve months was negatively impacted as production for certain military programs shifted to a new prime contractor during the year. In addition, current year sales for military programs carried lower margins than previous years. If government defense spending decreases on selected programs or we are unable to secure new military contracts, it could have a longer term negative impact on our Industrial segment, and to a lesser extent on our Aftermarket and Trailer segment due to relatively lower sales of military service parts. In addition, even if sales on our military programs do return to historic levels, the level of profitability on these sales is expected to be lower than what we have recognized in recent periods.

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

  Higher energy and transportation costs;

  Consolidation and globalization of OEMs and their suppliers; and

  Pension and retiree medical health care costs.
     Other

     Other significant factors that could affect our results and liquidity in fiscal year 2012 include:
  Ability to work with our commercial truck customers to adjust their demand given the rapid acceleration of production;

  Ability to recover and timing of recovery of steel price and other cost increases from our customers;

  Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;

  A significant deterioration or slowdown in economic activity in the key markets in which we operate;

  Higher than planned price reductions to our customers;

  Potential price increases from our suppliers;

  Additional restructuring actions and the timing and recognition of restructuring charges;

  Higher than planned warranty expenses, including the outcome of known or potential recall campaigns;

  Our ability to implement planned productivity, cost reduction, and other margin improvement initiatives;

  Significant contract awards or losses of existing contracts;

  Impact of currency exchange rate volatility in the markets in which we operate.
   LVS Divestiture Update

     On January 3, 2011, we completed the sale of our Body Systems business to an affiliate of Inteva Products, LLC. Pursuant to the Agreement signed in August 2010, total consideration was approximately $35 million, subject to certain potential adjustments for items such as working capital fluctuations. The actual purchase price at the closing was $27 million (excluding estimated closing expenses for outside advisory fees of $12 million), consisting of $12 million in cash at closing (adjusted for estimated balances in working capital and other items at the time of the closing) and a five-year, 8-percent promissory note for $15 million. In addition to the purchase price, we expect to receive the cash held at the time of the sale by the Body Systems entities operating in China and Brazil of approximately $33 million, before applicable taxes and other withholding, at such time as it becomes available for distribution, as provided in the Purchase and Sale Agreement. We recognized an after-tax gain of $32 million during the second quarter of fiscal year 2011 associated with this transaction. This gain is recorded in loss from discontinued operations in the accompanying consolidated statement of operations.

     During the second quarter of fiscal year 2011, we also completed the sale of our chassis operations in Bonneval, France which make ride control parts (shock absorbers) for sales in Europe. In connection with the sale, we recognized an after-tax loss of $13 million, which is included in loss from discontinued operations in the accompanying consolidated statement of operations.

As of September 30, 2011, we have substantially completed the transformation of our company through the sale of the majority of our light vehicle systems (LVS) businesses. The remaining non-core business consists of a small damper business located in Leicester, England. In November 2011, we entered into an agreement with a buyer to sell this business and expect to close the sale transaction before the end of calendar year 2011.

     The results of operations and cash flows of all of our LVS businesses are presented in discontinued operations in the consolidated statements of operations and consolidated statement of cash flows, and prior period information has been recast to reflect this presentation.

   European Trailer

     In the second quarter of fiscal year 2011, we announced the planned closure of our European trailer (EU Trailer) business. We ceased all manufacturing operations and use of productive assets prior to September 30, 2011. We recognized $8 million of restructuring charges associated with the closure of EU Trailer in fiscal year 2011, primarily associated with employee severance costs. In addition, certain long-lived and current assets of the business were sold to a third party. At September 30, 2011, all restructuring activities related to this closure were complete. However, it is possible we could receive claims associated with certain contract cancellations for which we are unable to estimate the costs, if any, at September 30, 2011.  The results of operations and cash flows of the EU Trailer business are presented in discontinued operations in the consolidated statements of operations and consolidated statement of cash flows, and prior period information has been recast to reflect this presentation. Total sales from EU Trailer were approximately $59 million, $64 million and $56 million in fiscal years 2011, 2010 and 2009, respectively.

NON-GAAP FINANCIAL MEASURES

     In addition to the results reported in accordance with accounting principles generally accepted in the United States (GAAP), we have provided information regarding non-GAAP financial measures. These non-GAAP financial measures include Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share from continuing operations, Adjusted EBITDA, Free cash flow and Free cash flow from continuing operations before restructuring payments.

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

	Year Ended September 30,
	2011	2010	2009
Adjusted income (loss) from continuing
operations	$82	$18	$(13)
Restructuring costs	(22)	(6)	(60)
Gain on note receivable	5	6	—
Loss on debt extinguishment	—	(13)	—
Asset impairment charges	—	—	(14)
Income tax benefit (expense)	—	9	(642)
Income (loss) from continuing operations	$65	$14	$(729)

Adjusted diluted earnings (loss) per share from
continuing operations	$0.85	$0.21	$(0.18)
Impact of adjustments on diluted earnings
(loss) per share	(0.18)	(0.05)	(9.87)
Diluted earnings (loss) per share from continuing
operations	$0.67	$0.16	$(10.05)

     Free cash flow and Free cash flow from continuing operations before restructuring payments are reconciled to cash flows provided by (used for) operating activities below (in millions).

	Year Ended September 30,
	2011	2010	2009
Cash provided by (used for) operating activities –
continuing operations	$98	$147	$(156)
Capital expenditures – continuing operations	(105)	(55)	(82)
Free cash flow – continuing operations	(7)	92	(238)
Cash provided by (used for) operating activities –
discontinued operations	(57)	64	(139)
Capital expenditures – discontinued operations	(6)	(34)	(52)
Free cash flow – discontinued operations	(63)	30	(191)
Free cash flow – total company	$(70)	$122	$(429)

Free cash flow – continuing operations	$(7)	$92	$(238)
Restructuring payments – continuing operations	13	14	27
Free cash flow from continuing operations
before restructuring payments	$6	$106	$(211)

     Adjusted EBITDA is reconciled to net income (loss) attributable to Meritor, Inc. in “Results of Operations” below.

Results of Operations

     The following is a summary of our financial results for the last three fiscal years.

	Year Ended September 30,
	2011	2010	2009
	(in millions, except per share amounts)
Sales:
Commercial Truck	$2,806	$1,960	$1,566
Industrial	1,113	951	888
Aftermarket & Trailer	1,020	909	901
Intersegment Sales	(317)	(290)	(335)
SALES	$4,622	$3,530	$3,020
SEGMENT EBITDA:
Commercial Truck	$171	$85	$(38)
Industrial	74	94	135
Aftermarket & Trailer	113	83	104
SEGMENT EBITDA	358	262	201
Unallocated legacy and corporate expense, net (1)	(11)	(2)	(11)
ADJUSTED EBITDA	347	260	190
Interest expense, net	(95)	(106)	(93)
Provision for income taxes	(77)	(48)	(668)
Depreciation and amortization	(66)	(69)	(70)
Restructuring costs	(22)	(6)	(60)
Loss on sale of receivables	(10)	(3)	(5)
Asset impairment charges	—	—	(14)
Other income, net	5	—	—
Noncontrolling interests	(17)	(14)	(9)
INCOME (LOSS) FROM CONTINUING OPERATIONS, attributable to Meritor, Inc.	65	14	(729)
LOSS FROM DISCONTINUED OPERATIONS, net of tax,
attributable to Meritor, Inc.	(2)	(2)	(459)
NET INCOME (LOSS), attributable to Meritor, Inc.	$63	$12	$(1,188)

DILUTED EARNINGS (LOSS) PER SHARE, attributable to Meritor, Inc.
Continuing operations	$0.67	$0.16	$(10.05)
Discontinued operations	(0.02)	(0.02)	(6.34)
Diluted earnings (loss) per share	$0.65	$0.14	$(16.39)

DILUTED AVERAGE COMMON SHARES OUTSTANDING	96.9	87.6	72.5
____________________

(1)	Unallocated legacy and corporate expense, net represents items that are not directly related to our business segments. These costs primarily include pension and retiree medical costs associated with recently sold businesses and other legacy costs for environmental and product liability. In fiscal year 2010 we recognized approximately $7 million of income as a result of the pension curtailment triggered by the freeze of our U.K. pension plan, of which $6 million is included in unallocated legacy and corporate expense, net.

Fiscal Year 2011 Compared to Fiscal Year 2010

   Sales

     The following table reflects total company and business segment sales for fiscal years 2011 and 2010. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales (in millions).

					Dollar Change Due To
			Dollar	%		Volume
	2011	2010	Change	Change	Currency	/ Other
Sales:
Commercial Truck	$2,806	$1,960	$846	43%	$70	$776
Industrial	1,113	951	162	17%	31	131
Aftermarket & Trailer	1,020	909	111	12%	21	90
Intersegment Sales	(317)	(290)	(27)	(9)%	5	(32)
TOTAL SALES	$4,622	$3,530	$1,092	31%	$127	$965

     Commercial Truck sales were $2,806 million in fiscal year 2011, up 43 percent from fiscal year 2010. The effect of foreign currency translation increased sales by $70 million. Excluding the effects of foreign currency, sales increased by $776 million or 40 percent. The increase in sales is primarily due to higher OE production volumes in all regions. Production volumes in the North American Class 8 commercial vehicle truck markets were higher by 52 percent compared to the prior year. European heavy- and medium-duty truck production volumes increased 47 percent compared to the prior year and South American commercial truck volumes increased approximately 17 percent.

     Industrial sales were $1,113 million in fiscal year 2011, up 17 percent from fiscal year 2010. The effect of foreign currency translation increased sales by $31 million. Excluding the effects of foreign currency, sales increased by $131 million or 14 percent. The increase in sales was primarily due to higher sales in the Asia-Pacific region, which increased approximately 29 percent from the prior year, and higher sales of products associated with the Caiman defense program. The increases were partially offset by lower sales associated with the Family of Medium Tactical Vehicles (FMTV) defense program as production shifted to a new prime contractor during 2011.

     Aftermarket & Trailer sales were $1,020 million in fiscal year 2011, up 12 percent from fiscal year 2010. Excluding the effects of foreign currency, sales increased by $90 million or 10 percent. The increase in sales is due to higher sales of our core aftermarket replacement products in regions across the globe and our products for trailer applications. These increases were partially offset by lower sales of our military service parts.

   Cost of Sales and Gross Profit

     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the fiscal year ended September 30, 2011 was $4,146 million compared to $3,105 million in the prior year, representing an increase of 34 percent. The increase in costs of sales is primarily due to the increase in sales volumes discussed above.

     Total cost of sales was approximately 90 percent of sales for the fiscal year ended September 30, 2011 compared to approximately 88 percent for the prior fiscal year.

     The following table summarizes significant factors contributing to the changes in costs of sales during fiscal year 2011 compared to the prior fiscal year (in millions):

Cost of Sales
Fiscal year ended September 30, 2010	$3,105
Volumes and mix	839
Foreign exchange	102
Other, net	100
Fiscal year ended September 30, 2011	$4,146

     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Higher material costs	$872
Higher labor and overhead costs	156
Other, net	13
Total increase in costs of sales	$1,041

     Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs increased by $872 million compared to the prior year, primarily as a result of higher sales volumes, rising cost of steel, freight and other premium costs. Global steel prices increased significantly during fiscal year 2011 and are expected to remain at or close to these higher levels in the near term.

     Labor and overhead costs increased by $156 million compared to the prior year. The increase was primarily due to the higher sales volumes, partially offset by lower labor and overhead costs associated with continuous improvement and rationalization of operations.

     As a result of the above, gross profit for the fiscal year ended September 30, 2011 was $476 million compared to $425 million in the same period last year. Gross margins decreased to 10 percent for the fiscal year ended September 30, 2011 compared to 12 percent last fiscal year.

Other Income Statement Items

     Selling, general and administrative expenses (SG&A) for fiscal years 2011 and 2010 are summarized as follows (in millions):

	2011		2010		Increase (Decrease)
		% of		% of
	Amount	sales	Amount	sales
SG&A
Loss on sale of receivables	$(10)	(0.2)%	$(3)	(0.1)%	$7	0.1pts
Short- and long-term variable compensation	(27)	(0.6)%	(57)	(1.6)%	(30)	(1.0)pts
All other SG&A	(241)	(5.2)%	(221)	(6.3)%	20	(1.1)pts
Total SG&A	$(278)	(6.0)%	$(281)	(8.0)%	$(3)	(2.0)pts

     In fiscal year 2011, short- and long-term variable compensation pay has been accrued based on fiscal year 2011 financial results and target payout rates. All other SG&A represents normal selling, general and administrative expense. Despite the overall increase in all other SG&A expense as compared to fiscal year 2010, it has decreased as a percentage of sales compared to the prior year. This decrease in normal selling, general and administrative expenses as a percentage of sales is a result of our continuing efforts to control costs.

     Restructuring costs were $22 million in fiscal year 2011 compared to $6 million in fiscal year 2010. Our Commercial Truck segment recognized $16 million and $5 million of restructuring costs related to Performance Plus actions in fiscal years 2011 and 2010, respectively. These costs were related to the rationalization of a manufacturing facility in Europe and primarily consist of employee headcount reductions and asset write-downs. The remaining restructuring costs of $6 million recognized in fiscal year 2011 were related to executive headcount reduction actions at our corporate locations. Our Industrial segment recognized $1 million of restructuring costs in fiscal year 2010.

     Operating income for fiscal year 2011 was $174 million, compared to $132 million in fiscal year 2010. The improved operating results were a result of the items previously discussed.

     Equity in earnings of affiliates was $70 million in fiscal year 2011, compared to $48 million in the prior year. The increase is due to higher earnings from our joint venture affiliates in all regions. The improved earnings were primarily due to higher volumes in their respective truck and trailer markets.

     Interest expense, net was $95 million and $106 million in fiscal years 2011 and 2010, respectively. Included in interest expense, net for fiscal year 2010 is a net loss on debt extinguishment of approximately $13 million partially offset by a $6 million gain on the collection of a note receivable from the sale of our Emissions Technologies business in fiscal year 2007.

     Provision for income taxes was $77 million in fiscal year 2011 compared to $48 million in fiscal year 2010. The increase in provision for income taxes was primarily due to higher income before income taxes, which increased to $159 million in fiscal year 2011 compared to $76 million in fiscal year 2010. Income tax expense in fiscal year 2011 was favorably impacted by a $14 million tax benefit recorded in continuing operations that was required to offset a tax expense recorded against the income in other comprehensive loss resulting from the year-end re-measurement of our retiree healthcare obligations. In fiscal year 2011, our effective tax rate was 48 percent compared to 63 percent in the prior year. Generally, we expect our effective tax rate to remain at inflated levels in the near term until we can generate income in certain jurisdictions, primarily in the United States and Europe. We are recognizing valuation allowances against our deferred tax assets in these jurisdictions and we are not able to recognize tax benefits related to current operating losses.

     Income from continuing operations (before noncontrolling interests) for fiscal year 2011 was $82 million compared to $28 million in fiscal year 2010. The reasons for the improvement are previously discussed.

     Loss from discontinued operations for fiscal year 2011 was $2 million, compared to a loss of $2 million in the prior year. Significant items included in results from discontinued operations in fiscal year 2011 and 2010 include the following:

	Year Ended
	September 30,
	2011	2010
Operating income, net	$11	$27
Gain on sale of businesses, net	19	5
Long-lived asset impairment charges	—	(2)
Restructuring costs	(9)	(6)
LVS divestiture costs	(1)	(9)
Other	(19)	(15)
Income before income taxes	1	—
Provision for income taxes	(3)	(2)
Loss from discontinued operations attributable to
Meritor, Inc.	$(2)	$(2)

     Operating income, net from discontinued operations represents income from normal operating activities of businesses included in discontinued operations.

     Net gain on sale of businesses: During the second quarter of fiscal year 2011, we recognized a pre-tax gain of $32 million ($32 million after tax) on the sale of our Body Systems business and a pre-tax loss of $13 million ($13 million after tax) on the sale of our Gabriel Europe business.

     In October 2009, we completed the sale of our 57 percent interest in Meritor Suspension Systems Company (MSSC), a joint venture, to our joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD. In connection with the sale of our interest in MSSC, we recognized a pre-tax gain on sale of $16 million ($16 million after tax), net of estimated indemnity obligations, in the first quarter of fiscal year 2010. We also recognized $3 million of pre-tax losses ($3 million after tax) on the sale of certain other LVS businesses during the fourth quarter of fiscal year 2010. Also included in net gain on sale of businesses for the fiscal year 2010 are $8 million of charges associated with the Gabriel North America Ride Control business working capital adjustments recognized in the first quarter of fiscal year 2010.

     Long-lived asset impairment charges: During fiscal year 2010, we recognized $2 million of long-lived asset impairment charges in our EU Trailer business.

     Restructuring costs: In fiscal year 2011, we recognized $8 million of restructuring charges associated with the closure of our EU Trailer business. These charges were primarily related to employee severance benefits. The remaining restructuring charges in fiscal year 2011 were related to employee severance costs at our Gabriel Europe business prior to the sale in the second quarter. Restructuring costs recognized in fiscal year 2010 primarily relate to charges associated with actions in our Body Systems and Gabriel Europe businesses.

     LVS divestiture costs are related to actions in connection with the separation of our LVS businesses and include third-party costs associated with divestiture activities.

    Other: During the fourth quarter of fiscal year 2011, we recognized $2 million of losses associated with the sale of certain assets in connection with the closure of our EU Trailer business. We also recognized $4 million of costs associated with the sale of Body Systems business subsequent to the sale of this business and a charge of $4 million associated with an indemnity provided to a third party to reimburse the payment of health and prescription drug benefits to a group of retired employees. The charge was determined based on revised demographic data for the retiree population covered by the benefits. See additional information on the indemnity in “Fiscal Year 2010 Compared to Fiscal Year 2009” discussion below. The remaining charges primarily relate to changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and other indemnities provided at the time of sale.

    Net income attributable to noncontrolling interests is $17 million in fiscal year 2011 compared to $14 million in fiscal year 2010. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated joint ventures.

     Net income attributable to Meritor, Inc. was $63 million for fiscal year 2011 compared to a net income of $12 million for fiscal year 2010. The increase in income is attributable to reasons previously discussed.

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

     As discussed previously, we announced the closure of our EU Trailer business during the second quarter of fiscal year 2011 and ceased all manufacturing operations and use of productive assets prior to September 30, 2011. The EU Trailer business has been classified as part of discontinued operations at September 30, 2011 and all prior period amounts have been recast to reflect this presentation.

     The following table reflects segment EBITDA and EBITDA margins for fiscal years 2011 and 2010 (dollars in millions).

	Segment EBITDA				Segment EBITDA Margins
				%
	2011	2010	$ Change	Change	2011	2010	Change
Commercial Truck	$171	$85	$86	101%	6.1%	4.3%	1.8pts
Industrial	74	94	(20)	(21)%	6.6%	9.9%	(3.3)pts
Aftermarket & Trailer	113	83	30	36%	11.1%	9.1%	2.0pts
Segment EBITDA	$358	$262	$96	37%	7.7%	7.4%	0.3pts

     Significant items impacting year-over-year segment EBITDA include the following:

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	TOTAL
Segment EBITDA–Year ended September 30, 2010	$85	$94	$83	$262
Higher earnings from unconsolidated affiliates	18	2	2	22
Lower variable compensation costs	24	7	13	44
Lower pension and retiree medical costs	4	7	3	14
Impact of foreign currency exchange rates	18	2	6	26
Volume, performance, mix and other, net of cost reductions	22	(38)	6	(10)
Segment EBITDA – Year ended September 30, 2011	$171	$74	$113	$358

     Commercial Truck Segment EBITDA was $171 million in fiscal year 2011 compared to $85 million in the prior fiscal year. Segment EBITDA margin increased to 6.1 percent in fiscal year 2011 compared to 4.3 percent in the prior fiscal year. The increase in Segment EBITDA is attributable to higher commercial truck production volumes in all regions compared to the prior year and higher earnings from our unconsolidated joint ventures. In addition, Segment EBITDA was favorably impacted by foreign currency translation, primarily due to the movement in Brazilian real compared to the U.S. dollar and net gains of $5 million associated with foreign currency option contracts  and lower variable incentive compensation costs in the current fiscal year. The favorable impact of the higher sales volumes on Segment EBITDA margin was partially offset by the rising cost of steel and certain other costs to meet current production volumes.

     Industrial Segment EBITDA was $74 million in fiscal year 2011, down $20 million compared to the prior year. Segment EBITDA margin decreased to 6.6 percent in fiscal year compared to 9.9 percent in the prior fiscal year. The favorable impact of higher sales in our Asia-Pacific region and Caiman defense program was more than offset by lower FMTV military sales compared to the prior year as production shifted to a new prime contractor during 2011. In addition, segment EBITDA in fiscal year 2011 was unfavorably impacted by rising steel and certain other costs.

     Aftermarket & Trailer Segment EBITDA was $113 million in fiscal year 2011, up $30 million compared to the prior fiscal year. Segment EBITDA margin increased to 11.1 percent in the current fiscal year compared to 9.1 percent in fiscal year 2010. The increase in Segment EBITDA and Segment EBITDA margin is due to the favorable impact of a number of factors, including higher sales in our core aftermarket products, higher sales of products for trailer applications, lower variable compensation costs and the impact of foreign currency translation, partially offset by rising steel costs.

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

					Dollar Change Due To
			Dollar	%		Volume
	2010	2009	Change	Change	Currency	/ Other
Sales:
Commercial Truck	$1,960	$1,566	$394	25%	$69	$325
Industrial	951	888	63	7%	24	39
Aftermarket & Trailer	909	901	8	1%	18	(10)
Intersegment Sales	(290)	(335)	45	13%	(8)	53
TOTAL SALES	$3,530	$3,020	$510	17%	$103	$407

     Commercial Truck sales were $1,960 million in fiscal year 2010, up 25 percent from fiscal year 2009. The effect of foreign currency translation increased sales by $69 million. Excluding the effects of foreign currency, sales increased by $325 million or 21 percent, reflecting higher OE production volumes in all regions. Many of our customers experienced sharp declines in production and sales volumes in fiscal year 2009, which started in November 2008 and continued throughout our fiscal year 2009. We saw varying levels of improvement in fiscal year 2010 from 2009 low points. Production volumes in South America strengthened significantly in fiscal year 2010 reaching record levels.

     Industrial sales were $951 million in fiscal year 2010, up 7 percent from fiscal year 2009. The effect of foreign currency translation increased sales by $24 million. The increase in sales was due to higher sales in our China off-highway operations and India commercial vehicle operations, which increased by approximately 72 percent compared to fiscal year 2009. These increases were largely offset by significantly lower sales in our military products primarily associated with the Mine Resistant Ambush Protection program (MRAP) during fiscal year 2010 as compared to fiscal year 2009. We substantially completed MRAP deliveries in fiscal year 2009 and did not receive any significant new orders in fiscal year 2010.

     Aftermarket & Trailer sales were $909 million in fiscal year 2010, up 1 percent from fiscal year 2009. The effect of foreign currency translation increased sales by $18 million. Excluding the impact of foreign currency translation, sales were relatively flat compared to fiscal year 2009. Sales of our military service parts, primarily associated with the MRAP military applications, were down significantly compared to fiscal year 2009. The impact of this sales decline was fully offset by higher sales of core aftermarket replacement parts and products for trailer applications.

     Cost of Sales and Gross Profit

     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the fiscal year ended September 30, 2010 was $3,105 million compared to $2,717 million in the prior year, representing an increase of 14 percent. The increase in costs of sales is primarily due to the increase in sales volumes discussed above.

     Total cost of sales were approximately 88 percent of sales for the fiscal year ended September 30, 2010 compared to approximately 90 percent for fiscal year 2009. The decrease on a percentage basis is primarily due to improvements in our fixed cost base and ongoing programs to optimize labor, burden and material costs, partially offset by commodity increases, namely steel. As previously mentioned, we aggressively lowered our “break-even” point throughout fiscal year 2009 through comprehensive restructuring and structural cost-reduction initiatives.

     The following table summarizes significant factors contributing to the changes in costs of sales during fiscal year 2010 compared to fiscal year 2009 (in millions):

Cost of Sales
Fiscal year ended September 30, 2009	$2,717
Volumes and mix	375
Foreign exchange	63
Research, development and engineering costs	14
Other cost improvements, net	(64)
Fiscal year ended September 30, 2010	$3,105

     Changes in the components of cost of sales year over year are summarized as follows:

Higher material costs	$309
Higher labor and overhead costs	104
Other	(25)
Total increase in costs of sales	$388

     Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs increased by $309 million compared to fiscal year 2009, primarily as a result of higher sales volumes. Material costs for much of fiscal year 2010 remained relatively stable; however, we saw an increase in commodity prices with higher demand due to improvement in economic conditions. Improvements in material performance compared to fiscal year 2009 positively impacted the total cost of sales in fiscal year 2010.

     Labor and overhead costs increased by $104 million compared to fiscal year 2009. The increase was primarily due to the higher sales volumes. Other factors favorably impacting labor and overhead costs were savings associated with our restructuring actions, continuous improvement and rationalization of operations, as well as government assistance programs related to labor in certain European jurisdictions that were enacted in 2009 and partially carried over to 2010.

     As a result of the above, gross profit for the fiscal year ended September 30, 2010 was $425 million compared to $303 million in fiscal year 2009. Gross margins increased to 12 percent for the fiscal year ended September 30, 2010 compared to 10 percent fiscal year 2009.

Other Income Statement Items

     Selling, general and administrative expenses for fiscal years 2010 and 2009 are summarized as follows (in millions):

	2010		2009		Increase (Decrease)
		% of		% of
	Amount	sales	Amount	sales
SG&A
Loss on sale of receivables	$(3)	(0.1)%	$(5)	(0.2)%	$(2)	(0.1)pts
Short- and long-term variable compensation	(57)	(1.6)%	7	0.2%	64	1.8pts
All other SG&A	(221)	(6.3)%	(204)	(6.8)%	17	(0.5)pts
Total SG&A	$(281)	(8.0)%	$(202)	(6.8)%	$79	1.2pts

     In fiscal year 2009, we eliminated substantially all variable incentive compensation pay based on the financial results for that fiscal year. In fiscal year 2010, short- and long-term variable compensation pay was accrued based on fiscal year 2010 financial results and target payout rates. All other SG&A represents normal selling, general and administrative expenses. All other SG&A expense decreased as a percentage of sales compared to fiscal year 2009 despite the discontinuance of certain temporary salary and benefit reductions implemented during fiscal year 2009. This decrease in normal selling, general and administrative expenses as a percentage of sales is a result of savings associated with various restructuring and other cost reduction initiatives, including reduced discretionary spending, and headcount reductions implemented in fiscal year 2009.

     Restructuring costs incurred by our business segments during fiscal years 2010 and 2009 are as follows (in millions):

	Commercial
	Truck		Industrial		Total
	2010	2009	2010	2009	2010	2009
Performance Plus actions	$5	$32	$1	$—	$6	$32
Fiscal year 2009 actions (reduction in workforce)	—	20	—	2	—	22
Total restructuring costs (1)	$5	$52	$1	$2	$6	$54

____________________

(1)	Total segment restructuring costs do not include those recorded in unallocated corporate costs. These costs were $6 million in fiscal year 2009 primarily related to employee termination benefits. There were no corporate restructuring costs in fiscal year 2010. No restructuring costs were recognized in our Aftermarket & Trailer segment in fiscal years 2010 and 2009.

     Long-lived asset impairment charges were $14 million during fiscal year 2009 and were recorded during the first quarter of fiscal year 2009. These charges included $8 million for specific assets in the Commercial Truck segment and $6 million for certain corporate long-lived assets.

     Operating income for fiscal year 2010 was $132 million, compared to operating income of $26 million in fiscal year 2009. Included in operating income in fiscal year 2010 are $6 million ($1 million in 2009) of charges associated with certain environmental remediation activities and approximately $7 million of income as a result of the pension curtailment triggered by the freeze of our U.K. pension plan. The improved operating results were as a result of the items previously discussed.

     Equity in earnings of affiliates was $48 million in fiscal year 2010, compared to $15 million in fiscal year 2009. The increase reflects improved earnings from all our unconsolidated affiliates, with our South American affiliates showing the largest improvement. The improved earnings were primarily due to higher volumes in their respective truck and trailer markets.

     Interest expense, net was $106 million and $93 million in fiscal years 2010 and 2009, respectively. Included in interest expense, net for fiscal year 2010 is a net loss on debt extinguishment of approximately $13 million. The loss on debt extinguishment primarily related to the $17 million paid in excess of par to repurchase $175 million of the 8-3/4 percent notes due in 2012, partially offset by a $6 million gain associated with the acceleration of a pro-rata share of previously recognized unamortized interest rate swap gains associated with the 8-3/4 percent notes. This pro-rata share of the interest rate swap gains was being amortized into income as reduction of interest expense over the remaining term of the notes. Favorably impacting interest expense, net in fiscal year 2010 was a $6 million gain on the collection of a note receivable from the sale of our Emissions Technologies business in fiscal year 2007. This gain primarily related to the acceleration of the discount on the note and early collection triggered by a change in control. The discount on the note was previously being recognized as a reduction of interest expense over the term of the note. The remaining increase in interest expense is primarily due to additional interest cost associated with our debt securities issued during the fiscal year 2010.

     Provision for income taxes was $48 million in fiscal year 2010 compared to $668 million in fiscal year 2009. Income tax expense for fiscal years 2010 and 2009 was unfavorably impacted by losses in certain tax jurisdictions where tax benefits are no longer recognized. The tax provision in fiscal year 2009 also includes non-cash income tax charges of $644 million related to establishing valuation allowances on certain previously recognized deferred tax assets, primarily in the U.S. and France, as well as other countries. Valuation allowances are generally required on an ongoing basis until we can establish historical and projected earnings in these tax jurisdictions to support recognition of tax assets.

     Income from continuing operations (before noncontrolling interests) for fiscal year 2010 was $28 million compared to a loss of $720 million in fiscal year 2009. The reasons for the improvement are previously discussed.

     Loss from discontinued operations for fiscal year 2010 was $2 million, compared to loss of $459 million in fiscal year 2009. Significant items included in results from discontinued operations in fiscal year 2010 and 2009 include the following:

	Year Ended
	September 30,
	2010	2009
Operating income (loss), net	$27	$(81)
Gain (loss) on sale of businesses, net	5	(10)
Goodwill and long-lived asset impairment charges	(2)	(265)
Charge for indemnity obligation	—	(28)
Restructuring costs	(6)	(41)
LVS divestiture costs	(9)	(9)
Other	(15)	1
Income (loss) before income taxes	—	(433)
Provision for income taxes	(2)	(23)
Net loss	(2)	(456)
Net income attributable to noncontrolling interests	—	(3)
Loss from discontinued operations attributable to
Meritor, Inc.	$(2)	$(459)

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

     Goodwill and long-lived asset impairment charges: In fiscal year 2010, we recognized $2 million of asset impairment charges in our EU Trailer business. In the first quarter of fiscal year 2009, we recognized non-cash asset impairment charges of $265 million ($253 million after-tax) associated with goodwill and certain long-lived assets of businesses included in discontinued operations. Management determined that the asset impairment charges recognized in fiscal year 2009 were required due to declines in overall economic conditions, including significant reductions in the then current and forecasted production volumes for light vehicles and the indicated values from expected divestiture activities.

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

     Restructuring costs recognized during fiscal year 2010 were primarily relate to employee termination benefits, associated with actions in our Body Systems and Gabriel Europe businesses. In the second quarter of fiscal year 2009, we announced the closure of our coil spring operations in Milton, Ontario, Canada (Milton), which was part of MSSC. In connection with the then planned closure, we recognized approximately $16 million of employee severance and pension termination benefits. The remaining restructuring costs recognized during fiscal year 2009 were associated with our Performance Plus program and our Fiscal Year 2009 Actions for reductions in workforce in our LVS businesses.

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

     Net income (loss) attributable to noncontrolling interests in discontinued operations represent our minority partners’ share of income or loss associated with less than 100 percent owned consolidated joint ventures.

     Net income (loss) attributable to noncontrolling interests was $14 million in fiscal year 2010 compared to $9 million in fiscal year 2009. Noncontrolling interests represent our minority partners’ share of income or loss associated with less than 100 percent owned consolidated joint ventures.

     Net income (loss) attributable to Meritor, Inc. was $12 million for fiscal year 2010 compared to a net loss of $1,188 million for fiscal year 2009. The significant improvement in results is attributable to reasons previously discussed.

   Segment EBITDA and EBITDA Margins

     We announced the closure of our EU Trailer business during the second quarter of fiscal year 2011 and ceased all manufacturing operations and use of productive assets prior to September 30, 2011. EU Trailer business has been classified as part of discontinued operations at September 30, 2011, and all prior period amounts have been recast to reflect this presentation.

     The following table reflects segment EBITDA and EBITDA margins for fiscal years 2010 and 2009 (dollars in millions).

	Segment EBITDA				Segment EBITDA Margins
				%
	2010	2009	$ Change	Change	2010	2009	Change
Commercial Truck	$85	$(38)	$123	324%	4.3%	(2.4)%	6.7pts
Industrial	94	135	(41)	(30)%	9.9%	15.2%	(5.3)pts
Aftermarket & Trailer	83	104	(21)	(20)%	9.1%	11.5%	(2.4)pts
Segment EBITDA	$262	$201	$61	30%	7.4%	6.7%	0.7pts

     Significant items impacting year over year segment EBITDA include the following:

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	TOTAL
Segment EBITDA–Year ended September 30, 2009	$(38)	$135	$104	$201
Higher earnings from unconsolidated affiliates	25	2	6	33
Reinstatement of temporary cost reductions	(46)	(13)	(27)	(86)
Lower (higher) warranty costs	12	4	(3)	13
Environmental remediation charges	(3)	—	—	(3)
Higher pension and retiree medical costs	(8)	(4)	(5)	(17)
Volume, performance, mix and other, net of cost reductions	143	(30)	8	121
Segment EBITDA – Year ended September 30, 2010	$85	$94	$83	$262

     Commercial Truck Segment EBITDA was $85 million in fiscal year 2010 compared to a loss of $38 million in fiscal year 2009. Segment EBITDA margin increased to 4.3 percent in fiscal year 2010 compared to negative 2.4 percent in fiscal year 2009. Higher OE production volumes in all regions, savings associated with prior restructuring and cost reduction initiatives and higher earnings from our unconsolidated joint ventures favorably impacted Segment EBITDA and Segment EBITDA margin in fiscal year 2010. In addition, movements in foreign currency exchange rates in fiscal year 2010, primarily the Brazilian real and Euro compared to the U.S. dollar, favorably impacted Segment EBITDA in fiscal year 2010. The favorable impact of these items was partially offset by the elimination of certain temporary costs reductions, including reinstatement of variable compensation programs, and higher pension and retiree medical costs.

     Industrial Segment EBITDA was $94 million in fiscal year 2010, down $41 million compared to the prior year. The favorable impact of higher sales in our Asia-Pacific region was more than offset by lower sales of our military products, primarily associated with the MRAP. This change in sales mix significantly impacted our Segment EBITDA margins, which decreased to 9.9 percent in fiscal year 2010 compared to 15.2 percent in fiscal year 2009. In addition, the elimination of certain temporary costs reductions, including reinstatement of variable compensation programs, also unfavorably impacted segment EBITDA in fiscal year 2010.

     Aftermarket & Trailer Segment EBITDA was $83 million in fiscal year 2010, down $21 million compared to fiscal year 2009. Segment EBITDA margin decreased to 9.1 percent in 2010 compared to 11.5 percent in fiscal year 2009. The decrease in Segment EBITDA and Segment EBITDA margin was primarily due to lower sales of our military service parts, primarily associated with the MRAP, which more than offset the favorable impact of higher sales in our core aftermarket replacement products and trailer applications. The elimination of certain temporary cost reductions, including reinstatement of variable compensation programs, also unfavorably impacted Segment EBITDA in fiscal year 2010.

Non-Consolidated Joint Ventures

     At September 30, 2011, our continuing operations included investments in 6 joint ventures that were not majority-owned or controlled and were accounted for under the equity method of accounting. Our investments in non-consolidated joint ventures totaled $174 million and $164 million at September 30, 2011 and 2010, respectively.

     These strategic alliances provide for sales, product design, development and/or manufacturing in certain product and geographic areas. Aggregate sales of our non-consolidated joint ventures were $1,977 million, $1,474 million and $868 million in fiscal years 2011, 2010 and 2009, respectively.

     Our equity in the earnings of affiliates was $70 million, $48 million and $15 million in fiscal years 2011, 2010 and 2009, respectively. We received cash dividends from our affiliates of $45 million, $11 million and $25 million in fiscal years 2011, 2010 and 2009, respectively.

     For more information about our non-consolidated joint ventures, see Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Financial Condition

     Cash Flows (in millions)

	Fiscal Year Ended September 30,
	2011	2010	2009
OPERATING CASH FLOWS
Income (loss) from continuing operations	$82	$28	$(720)
Depreciation and amortization	66	69	70
Asset impairment charges	—	—	14
Loss on debt extinguishment	—	13	—
Deferred income tax expense (benefit)	25	(16)	641
Pension and retiree medical expense	71	81	68
Equity in earnings of affiliates	(70)	(48)	(15)
Restructuring costs	22	6	60
Dividends received from equity method investments	45	11	25
Pension and retiree medical contributions	(71)	(114)	(93)
Restructuring payments	(13)	(14)	(27)
Proceeds from termination of interest rate swaps and interest on note receivable	—	19	—
Decrease (increase) in working capital	(177)	(57)	204
Changes in sale of receivables	144	63	(245)
Other, net	(26)	106	(138)
Cash flows provided by (used for) continuing operations	98	147	(156)
Cash flows provided by (used for) discontinued operations	(57)	64	(139)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$41	$211	$(295)

     Cash provided by operating activities for fiscal year 2011 was $41 million compared to $211 million in fiscal year 2010 and cash used by operating activities of $295 million in fiscal year 2009. The operating cash flow in fiscal year 2011 was adversely impacted by higher investments in working capital, primarily inventory and receivables, resulting from the strengthening commercial vehicle and industrial markets and variable compensation payments made in the first quarter of fiscal year 2011 relating to our prior year performance partially offset by lower pension and retiree medical contributions. In fiscal year 2010, we received $12 million of interest proceeds on the collection of a note receivable related to the sale of our Emissions Technologies business in fiscal year 2007 and $7 million from the termination of interest rate swaps entered into in fiscal year 2010.

     Negative operating cash flow in fiscal year 2009 was primarily attributable to lower earnings and certain working capital usage, driven by the reduction in off-balance sheet accounts receivable factoring and securitization balances, during the period. In addition, investments in inventory remained at higher levels relative to sales volumes due to volatility in customer order and production schedules. Also unfavorably impacting fiscal year 2009 operating cash flows was a $28 million payment for the settlement of a retiree medical lawsuit.

     Cash flow used by discontinued operations in fiscal year 2011 were $57 million compared to cash flow provided of $64 million in fiscal year 2010 and cash outflow of $139 million in fiscal year 2009. Cash used by discontinued operations in fiscal year 2011 primarily relates to working capital investments and the settlement of certain indemnities related to a previously divested business. Operating cash flows in fiscal year 2010 were primarily related to improved working capital performance and lower restructuring cash payments. Cash flows used by discontinued operations in fiscal year 2009 included a $25 million payment associated with a previously announced settlement of a commercial matter with a customer.

	Fiscal Year Ended September 30,
	2011	2010	2009
INVESTING CASH FLOWS
Capital expenditures	$(105)	$(55)	$(82)
Acquisitions of businesses and investments, net of cash acquired	(2)	—	—
Other investing cash flows	4	5	9
Net cash provided by (used for) discontinued operations	(69)	(14)	87
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$(172)	$(64)	$14

     Cash used for investing activities was $172 million in fiscal year 2011, compared to cash used of $64 million in fiscal year 2010 and cash provided of $14 million in fiscal year 2009. Capital expenditures increased to $105 million in fiscal year 2011 from $55 million in fiscal year 2010 and $82 million in fiscal year 2009. The increase in capital expenditures is primarily due to investments required to support the continued strengthening in the global commercial vehicle and industrial markets. Fiscal year 2009 capital expenditures reflect increased investments in certain regions to address overall footprint changes and capacity planning, including the addition of new facilities in our Commercial Truck business segment. In addition to capital investments, we continue to leverage our global supply base and affiliate partners where practical to maximize asset utilization.

     Net investing cash flow used for discontinued operations was $69 million in fiscal year 2011 compared to cash used of $14 million in fiscal year 2010. Investing cash flows used by discontinued operations in fiscal year 2011 include $50 million related to divestiture of our Body Systems business, including the outflow of $33 million of cash balances held at the time of sale by certain entities and $15 million of transaction costs. Also included in net investing cash flows used for discontinued operations is a $15 million capital contribution made prior to the sale of our chassis operations in Bonneval, France and $6 million of capital expenditures in our Body Systems business in the first quarter of fiscal year 2011.

     Cash flow used for discontinued operations in fiscal year 2010 was primarily related to capital expenditures of $33 million in our LVS businesses, offset by $10 million for the collection of the principal amount of a note receivable related to the sale of our ET business in fiscal year 2007. In addition, we received $10 million associated with the sale of certain properties and LVS businesses in fiscal year 2010. Included in cash flows from discontinued operations in fiscal year 2009 are net proceeds of $166 million from the sale of our Wheels business. This was partially offset by a cash outflow of $18 million associated with the sale of our interest in our Gabriel de Venezuela joint venture and capital expenditures of $52 million for LVS businesses included in discontinued operations.

	Fiscal Year September 30,
	2011	2010	2009
FINANCING CASH FLOWS
Payments on prior accounts receivable securitization program	$—	$—	$(111)
Borrowings (payments) on new accounts receivable securitization program	—	(83)	83
Borrowings (payments) on revolving credit facility, net	—	(28)	28
Repayment of notes and term loan	—	(193)	(83)
Proceeds from debt issuance	—	245	—
Borrowings (payments) on lines of credit and other	—	5	(14)
Net change in debt	—	(54)	(97)
Issuance and debt extinguishment costs	—	(45)	—
Proceeds from stock issuance	—	209	—
Other financing activities	6	(1)	(8)
Net cash used for discontinued operations	—	(12)	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	$6	$97	$(106)

     Cash provided by financing activities was $6 million in fiscal year 2011 compared to cash provided of $97 million in fiscal year 2010. In the second quarter of fiscal year 2010 we issued debt and equity securities generating proceeds of $454 million. We used a portion of these proceeds to repurchase $175 million of our outstanding notes due in 2012 and pay down outstanding amounts under our revolving credit facility and our U.S. accounts receivable securitization program. We paid approximately $45 million in issuance, debt extinguishment and revolver renewal and extension costs related to the above transactions. These costs include $17 million paid in excess of par to repurchase the $175 million of 2012 notes. In addition, during the third quarter of fiscal year 2010, we purchased in the open market $17 million of our 8-3/4 percent notes due 2012 and $1 million of our 8-1/8 percent notes due 2015.

     In February and March 2009, we repaid our $77 million outstanding 6.8 percent notes and our $6 million outstanding 7-1/8 percent notes, respectively, upon their respective maturity dates. In fiscal year 2009, our primary source of cash flow from financing activities was borrowings on our U.S. accounts receivable securitization program, of which $83 million was utilized as of September 30, 2009 and borrowings on our revolving credit facility. The higher borrowings under our revolving credit facility in fiscal year 2009 reflect higher uses of cash for operating activities (see “Operating Cash Flows” above). Additional information on our revolving credit facility and our accounts receivable securitization and factoring programs is provided in the “Liquidity” section below.

     We paid dividends of $8 million in fiscal year 2009. In February 2009, the Board of Directors suspended the company’s quarterly dividend until further notice.

Contractual Obligations

     As of September 30, 2011 we are contractually obligated to make payments as follows (in millions):

					2015-
	Total	2012	2013	2014	2016	Thereafter (2)
Total debt (1)	$1,092	$84	$—	$8	$250	$750
Operating leases	91	16	13	12	22	28
Interest payments on long-term debt	578	72	69	69	116	252
Total	$1,761	$172	$82	$89	$388	$1,030

(1)	Excludes the unamortized gain on swap termination of $14 million, unamortized discount on convertible notes of $68 million and discount of $4 million on the 10-5/8 percent notes due March 15, 2018.

(2)	Includes our 4.625 percent and 4.0 percent convertible notes which contain a put and call feature that allows for earlier redemption beginning in 2016 and 2019, respectively (for further discussion, refer to Note 15 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data Convertible Securities below).

     We also sponsor defined benefit pension plans that cover most of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. Management expects funding for our retirement pension plans of approximately $75 million in fiscal year 2012.

     We also sponsor retirement medical plans that cover certain of our U.S. and non-U.S. employees and retirees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. Management expects retiree medical plan benefit payments of approximately $46 million in fiscal years 2012 and 2013; $45 million in fiscal year 2014; and $44 million in each of fiscal years 2015 and 2016.

     The table above does not reflect unrecognized tax benefits of $35 million due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. For additional discussion of unrecognized tax benefits, refer to Note 21 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Liquidity

     Our outstanding debt, net of discounts where applicable, is summarized below (in millions). For a detailed discussion of terms and conditions related to this debt, see Note 15 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

	September 30,
	2011	2010
Fixed-rate debt securities	$580	$579
Fixed-rate convertible notes	500	500
Unamortized discount on convertible notes	(68)	(77)
Unamortized gain on swap termination	14	18
Lines of credit and other	8	9
Total debt	$1,034	$1,029

     Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements and funding of restructuring and product development programs. We expect fiscal year 2012 capital expenditures for our business segments to be in the range of $100 million to $110 million. In addition, we currently expect restructuring cash costs to be approximately $20 million in fiscal year 2012, although we will continue to evaluate the performance of our global operations and may enact further restructuring if conditions warrant such actions.

     We generally fund our operating and capital needs primarily with cash on hand, cash flow from operations, our various accounts receivable securitization and factoring arrangements and availability under our revolving credit facility. Cash in excess of local operating needs is generally used to reduce amounts outstanding, if any, under our revolving credit facility or U.S. accounts receivable securitization program. Our ability to access additional capital in the long-term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. We continuously evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire, repurchase, exchange or redeem outstanding indebtedness, issue new equity or enter into new lending arrangements if conditions warrant.

     In the second quarter of fiscal year 2010, we completed various financing transactions (as described below), which significantly changed our capital structure and improved our overall liquidity. We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations through the term of our revolving credit facility, which matures in January 2014.

     Sources of liquidity as of September 30, 2011, in addition to cash on hand, are as follows (in millions):

	Total	Unused as	Current
	Facility Size	of 9/30/11	Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$441	$441	January 2014
Committed U.S. accounts receivable securitization(2)	125	125	October 2013
Total on-balance sheet arrangements	566	566
Off-balance sheet arrangements:
Committed accounts receivable factoring programs(2)	455	184	Various
Other uncommitted factoring facilities(2)	31	23	Various
Letter of credit facility	30	—	November 2015
Total off-balance sheet arrangements	516	207
Total available sources	$1,082	$773

(1)	Availability under the revolving credit facility is subject to a collateral test as discussed below.

(2)	Availability subject to adequate eligible accounts receivable as described below.

     Cash and Liquidity Needs – Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At September 30, 2011, we had $217 million in cash and cash equivalents.

     Our availability under the revolving credit facility is subject to a collateral test and a priority debt to EBITDA ratio covenant, as defined in the agreement, which may limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, vehicle production schedules and customer demand and access to other borrowing arrangements such as factoring or securitization facilities. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility.

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

     Revolving Credit Facility – On February 5, 2010 we signed an agreement to amend and extend the revolving credit facility, which became effective on February 26, 2010. Pursuant to the revolving credit facility as amended, we had a $539 million revolving credit facility at September 30, 2010 which excluded approximately $28 million of commitments that were unavailable due to the bankruptcy of Lehman Brothers in 2008. On March 31, 2011, we exercised the accordion feature of the agreement, which allowed us to increase the size of the revolving credit facility with an additional revolving credit loan with a new lender in the amount of $30 million. On April 13, 2011 we exercised an additional $15 million of the accordion feature. On June 23, 2011, $143 million of the revolving credit facility (including $2 million available under letters of credit) matured for banks that elected not to extend their original commitments (non-extending banks). The remaining revolving credit facility balance of $441 million matures in January 2014. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. At September 30, 2011 and September 30, 2010, there were no borrowings outstanding under the revolving credit facility. The $441 million revolving credit facility includes $100 million of availability for the issuance of letters of credit. At September 30, 2011, no amount was outstanding on the letters of credit. At September 30, 2010, $26 million of letters of credit were outstanding under this facility. At certain times during any given month, we may draw on our revolving credit facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the facility. Accordingly, during any given month, we may draw down on this facility in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

     Availability under the revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis and under the most recent collateral test, the full amount of the revolving credit facility was available for borrowing at September 30, 2011. Our availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012 and (ii) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity. At September 30, 2011, we were in compliance with the above noted covenants with a ratio of approximately 0.19x for the priority-debt-to-EBITDA covenant. Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility.

     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At September 30, 2011, the margin over LIBOR rate was 425 basis points and the commitment fee was 50 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 325 basis points.

     Off-Balance Sheet Arrangements – Our off-balance sheet arrangements are discussed below in more detail (see “Off-Balance Sheet Arrangements”).

     U.S. Securitization Program – In September 2009 we entered into a new, two year $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by Ally Commercial Finance LLC (formerly GMAC Commercial Finance LLC). In October 2010, we extended the expiration of the program to October 2013. Under this program, we have the ability to sell substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility discussed below) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At September 30, 2011 and September 30, 2010, no amount was outstanding under this program. At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends. This program does not have specific financial covenants; however, it does have a cross-default provision to our revolving credit facility agreement.

     Credit Ratings – Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company is currently B, B+ and CCC+, respectively. Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company is currently B2, Ba2 and B3, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

Off-Balance Sheet Arrangements

     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at September 30, 2011, of approximately $280 million, of which $271 million was attributable to factoring facilities, which involve the sale of AB Volvo accounts receivables. These programs are described in more detail below.

     Swedish Factoring Facility: In March 2006, we entered into an arrangement to sell trade receivables from AB Volvo through one of our European subsidiaries. Under this arrangement, which was renewed in June 2011 for a term of one year, we can sell up to, at any point in time, €150 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. We had utilized €107 million ($146 million) and €62 million ($84 million) of this accounts receivable factoring facility as of September 30, 2011 and 2010, respectively. We had notes receivable from the purchaser of the receivables of $2 million and $3 million under this program at September 30, 2011 and 2010, respectively. Under the renewed agreement, we will not have any notes receivable from the purchaser as the full amount of purchased receivables will be paid at the time of transfer of receivables to the purchaser.

     French Factoring Facility: In November 2007, we entered into an arrangement to sell trade receivables through one of our French subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. We had utilized €47 million ($63 million) and €36 million ($49 million) of this accounts receivable securitization facility as of September 30, 2011 and 2010, respectively.

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

     U.S. Factoring Facility: In October 2010, we entered into a two-year arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, we can sell up to, at any point in time, €60 million ($82 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €46 million ($62 million) of this accounts receivable factoring facility as of September 30, 2011. The pricing on amounts drawn under this facility is based on a 3-month LIBOR rate plus a margin of 1.95 percent.

    In addition, several of our European subsidiaries factor eligible accounts receivables with financial institutions. The amount of factored receivables was approximately $8 million and $5 million at September 30, 2011 and 2010, respectively.

     Letter of Credit Facilities – We entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At September 30, 2011, we had $30 million of letters of credit outstanding under this facility. In addition, we had another $2 million of letters of credit outstanding through other letters of credit facilities at each of September 30, 2011 and 2010.

     Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million.

Contingencies

     Contingencies related to environmental, asbestos and other matters are discussed in Note 22 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

     Pensions — Our pension obligations are determined annually on an actuarial basis and were measured as of September 30, 2011 and 2010. The U.S. plans include a qualified and non-qualified pension plan. The significant most non-U.S. plan is located in the United Kingdom. Other non-U.S. plans are located in Germany, Canada and Switzerland. The following are the significant assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

	2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.
Assumptions as of September 30:
Discount rate (1)	4.85%	2.25% – 5.20%	4.90%	2.50% – 5.00%
Assumed return on plan assets (beginning of the year)(1)(2)	8.50%	2.50% – 8.00%	8.50%	3.00% – 8.00%
Rate of compensation increase	3.75%	2.00% – 3.50%	3.75%	2.00% – 3.50%

(1)	The discount rate for the company’s U.K. pension plan was 5.00 percent, 5.00 percent and 5.50 percent for 2011, 2010 and 2009, respectively. The assumed return on plan assets for this plan was 8.00 percent for fiscal years 2011, 2010 and 2009.

(2)	The assumed return on plan assets for fiscal year 2012 is 8.00 percent for the U.S. plan and 7.50 percent for the U.K. plan.

     The discount rate is used to calculate the present value of the PBO. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. The company uses a portfolio of long-term corporate AA/Aa bonds that match the duration of the expected benefit payments to establish the discount rate for this assumption.

     The assumed return on plan assets is used to determine net periodic pension expense. The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations. An incremental amount for diversification, rebalancing and active management, where appropriate, is included in the rate of return assumption. The return assumption is reviewed annually.

     The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans.

     These assumptions reflect our historical experience and our best judgments regarding future expectations. The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the plans in 2011, are shown below (in millions):

	Effect on All Plans – September 30, 2011
		Increase (Decrease) in	Increase (Decrease) in
	Percentage Point Change	PBO	Pension Expense
Assumption:
Discount rate	-0.5 pts	$137	$6
	+0.5 pts	(126)	(6)
Assumed return on plan
assets	-1.0 pts	NA	14
	+1.0 pts	NA	(14)

NA — Not Applicable

     Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in the footnotes. Based on the September 30, 2011 and 2010 measurement dates, we had an unrecognized loss of $888 million and $903 million, respectively, at September 30, 2011 and 2010. A portion of this loss is amortized into earnings each fiscal year. Subsequent to the final plan freeze on June 30, 2011, unrecognized losses are being amortized into net periodic pension expense over the average life expectancy of the inactive participants of approximately 28 years. Prior to June 30, 2011, unrecognized losses were being amortized over the remaining average service life of approximately 9 years.

     In recognition of the long-term nature of the liabilities of the pension plans, we have targeted an asset allocation strategy designed to promote asset growth while maintaining an acceptable level of risk over the long term. Asset-liability studies are performed periodically to validate the continued appropriateness of these asset allocation targets. The asset allocation for the U.S. plan is targeted at 30–50 percent equity investments, 30–50 percent fixed income investments, and 10–30 percent alternative investments. Alternative investments included private equities, real estate and partnership interests. The target asset allocation ranges for the non-U.S. plans are 15–40 percent equity investments, 30–60 percent fixed income investments, and 0–10 percent real estate and 15-40 percent alternative investments. The asset class mix and the percentage of securities in any asset class or market may vary as the risk/return characteristics of either individual market or asset classes vary over time.

     The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. Meritor securities did not comprise any of the value of our worldwide pension assets as of September 30, 2011.

     Based on current assumptions, the fiscal year 2012 pension expense is estimated to be approximately $10 million.

     Retiree Medical — We have retirement medical plans that cover certain of our U.S. and non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Our retiree medical obligations were measured as of September 30, 2011 and September 30, 2010.

     The following are the significant assumptions used in the measurement of the accumulated postretirement benefit obligation (APBO):

	2011	2010
Assumptions as of September 30:
Discount rate	4.60%	4.60%
Health care cost trend rate (weighted average)	7.50%	7.75%
Ultimate health care trend rate	5.00%	5.00%
Year ultimate rate is reached	2023	2023

     The discount rate is the rate used to calculate the present value of the APBO. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. We used the corporate AA/Aa bond rate for this assumption.

     The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. Our projection for fiscal year 2011 is an increase in health care costs of 7.50 percent. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 5.0 percent by fiscal year 2023 and remain at that level thereafter.

     A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2011	2010
Effect on total of service and interest cost
1% Increase	$3	$3
1% Decrease	(2)	(2)
Effect on APBO
1% Increase	65	60
1% Decrease	(53)	(52)

     Based on current assumption, fiscal year 2012 retiree medical expense is estimated to be approximately $42 million.

     Product Warranties — Our business segments record estimated product warranty costs at the time of shipment of products to customers. Liabilities for product recall campaigns are recorded at the time the company’s obligation is known and can be reasonably estimated. Product warranties, including recall campaigns, not expected to be paid within one year are recorded as a non-current liability.

     Significant factors and information used by management when estimating product warranty liabilities include:
  Past claims experience;

  Sales history;

  Product manufacturing and industry developments; and

  Recoveries from third parties, where applicable.
     Asbestos — Maremont Corporation (“Maremont”) — Maremont, a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Although Maremont has been named in these cases, very few cases allege actual injury and, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

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

     Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next ten years of $73 million to $83 million. After consultation with Bates White, Maremont determined that as of September 30, 2011 the most likely and probable liability for pending and future claims over the next ten years is $73 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

     The following assumptions were made by Maremont after consultation with Bates White and are included in their study:
  Pending and future claims were estimated for a ten-year period ending in fiscal year 2021. The ten-year assumption is considered appropriate as Maremont has reached certain longer-term agreements with key plaintiff law firms, and filings of mesothelioma claims have been relatively stable over the last few years resulting in an improvement in the reliability of future projections over a longer time period;

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
     Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $67 million as of September 30, 2011. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

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

     Asbestos — Rockwell International (Rockwell) — ArvinMeritor, Inc. (AM), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the Rockwell automotive business from Rockwell in 1997. Currently there are thousands of claimants in lawsuits that name AM, together with many other companies, as defendants.

     We do not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liabilities. A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will likely never identify any of Rockwell’s products. For those claimants who do show that they worked with Rockwell’s products, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the products involved and the lack of any impairing medical condition on the part of many claimants. We defend these cases vigorously. Historically, AM has been dismissed from the vast majority of similar claims filed in the past with no payment to claimants.

     We also engage Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised us that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. After consultation with Bates White, the company determined that as of September 30, 2011 and 2010, the probable liability for pending and future claims over the next four years is $19 million and $17 million, respectively. The accrual estimates are based on historical data and certain assumptions with respect to events that occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims beyond four years. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process.

     Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies, which are currently being disputed. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. Based on consultations with its advisors and underlying analysis performed by management, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $9 million at September 30, 2011 and 2010. If the assumptions with respect to the nature of pending and future claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on our financial condition and results of operations.

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

     The company believed that these valuation allowances were required due to events and developments that occurred during the first quarter of fiscal year 2009. In conducting the first quarter 2009 analysis, the company utilized a consistent approach which considers its three-year historical cumulative income (loss) including an assessment of the degree to which any losses were driven by items that are unusual in nature and incurred in order to achieve profitability in the future. In addition, the company reviewed changes in near-term market conditions and other factors that arose during the period which impacted future operating results. Both positive and negative evidence were considered in the analysis. Significant negative evidence existed due to the deterioration of the global markets. The analysis for the first quarter of fiscal year 2009 showed a three-year historical cumulative loss in the U.S., France, Germany, Italy and Sweden. The losses continued to exist even after adjusting the results to remove unusual items and charges, which is considered a significant factor in the analysis as it is objectively verifiable and therefore, significant negative evidence. In addition, the global market deterioration reduced the expected impact of tax planning strategies that were included in our analysis. Accordingly, based on a three-year historical cumulative loss, combined with significant and inherent uncertainty as to the timing of when the company would be able to generate the necessary level of earnings to recover its deferred tax assets in the U.S., France, Germany, Italy and Sweden, the company concluded that valuation allowances were required. The company has maintained the valuation allowances recorded in the U.S., France, Germany, Italy, Sweden, and certain other jurisdictions as the company believes the negative evidence continues to outweigh the positive evidence as of September 30, 2011.

     The expiration periods for $839 million of deferred tax assets related to net operating losses and tax credit carryforwards are as follows: $33 million between fiscal years 2012 and 2016; $249 million between fiscal years 2017 and 2026; $269 million between fiscal years 2027 and 2031; and $288 million can be carried forward indefinitely. The company has provided valuation allowances on these deferred tax assets of approximately $32 million, $248 million, $265 million and $286 million, respectively.

     New Accounting Pronouncements

   New accounting standards to be implemented

     In September 2011, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2011-08: Testing Goodwill for Impairment. Under the revised guidance, entities testing for goodwill impairment have an option of performing a qualitative assessment before calculating the fair value for the reporting unit, i.e., Step 1 of the goodwill impairment test. If an entity determines, on a basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the first step of the two-step impairment test would be required. If it is not more-likely-than-not that the fair value of the reporting unit is less than the carrying value, then goodwill is not considered to be impaired. ASU No. 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill at least annually for impairment. This ASU is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We have not adopted ASU No. 2011-08 as of September 30, 2011 and do not believe the adoption will have a significant effect on our goodwill impairment assessments in the future.

     In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe the adoption of the new guidance will have a significant impact on the company’s consolidated financial statements.

     In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). This ASU is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of and disclosures about fair value. The guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We are currently evaluating the potential impact of this new guidance on our consolidated financial statements.

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

     In June 2009, the FASB issued guidance for the consolidation of variable interest entities (VIEs) to address the elimination of the concept of a qualifying special purpose entity. This guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of the variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the new guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. As required, we adopted this guidance effective October 1, 2010. The adoption of this guidance did not have any impact on our consolidated financial statements other than additional disclosures as noted below.

     We hold a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on our behalf. The variable interest relates to a supply arrangement between us and the joint venture whereby we supply certain components to the joint venture at a cost-plus basis. We are not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, we do not consolidate the joint venture. At September 30, 2011, our investment in the joint venture was $32 million, classified as Other Assets in the condensed consolidated balance sheet in Item 8, Financial Statements and Supplementary Data, representing our maximum exposure to loss.

     International Operations

     Approximately 56 percent of the company’s total assets as of September 30, 2011 and 67 percent of fiscal 2011 sales from continuing operations were outside the United States. Management believes that international operations have significantly benefited the financial performance of the company. However, our international operations are subject to a number of risks inherent in operating abroad. There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.

     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2011 and 2010, our reported financial results have benefited from depreciation of the U.S. dollar against foreign currencies whereas during fiscal year 2009, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies.

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

     We generally have not hedged against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. However, in the fourth quarter of fiscal years 2011 and 2010, due to the volatility of the Brazilian real as compared to the U.S. dollar, we entered into foreign currency option contracts to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts are recorded in other income (expense), net, in the consolidated statement of operations, generally reducing the exposure to translation volatility during a full-year period. During fiscal year 2011, we recognized net gains of approximately $5 million associated with our Brazilian real foreign currency option contracts, which is included in other income in the consolidated statement of operations. We did not have any outstanding option contracts at September 30, 2011.

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

Market Risk	Assuming a	Assuming a	Favorable /
	10% Increase	10% Decrease	(Unfavorable)
	in Rates	in Rates	Impact on
Foreign Currency Sensitivity:
Forward Contracts in USD (1)	(0.6)	0.6	Fair Value
Foreign currency denominated debt	0.8	(0.8)	Fair Value
Forward Contracts in EUR (1)	(5.3)	5.3	Fair Value

	Assuming a 50	Assuming a 50	Favorable /
	BPS Increase in	BPS Decrease in	(Unfavorable)
Interest Rate Sensitivity:	Rates	Rates	Impact on
Debt - fixed rate	$(26.9)	$28.4	Fair Value
____________________

(1)	Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario

     At September 30, 2011 a 10% decrease in quoted currency exchange rates would result in a potential loss of approximately $0.8 million in foreign currency denominated debt.

     At September 30, 2011 the fair value of debt outstanding was approximately $927 million. A 50 basis points decrease in quoted interest rates would result in favorable impact of $28 million on fixed rate debt.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Meritor, Inc.
Troy, Michigan

We have audited the accompanying consolidated balance sheets of Meritor, Inc. and subsidiaries (the “Company”) as of October 2, 2011 and October 3, 2010 and the related consolidated statements of operations, equity (deficit), and cash flows for each of the three years in the period ended October 2, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Meritor, Inc. and subsidiaries as of October 2, 2011 and October 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 2, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
November 23, 2011

MERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)

	Year Ended September 30,
	2011	2010	2009
Sales	$4,622	$3,530	$3,020
Cost of sales	(4,146)	(3,105)	(2,717)
GROSS MARGIN	476	425	303
Selling, general and administrative	(278)	(281)	(202)
Restructuring costs	(22)	(6)	(60)
Asset impairment charges	—	—	(14)
Other operating expense, net	(2)	(6)	(1)
OPERATING INCOME	174	132	26
Other income, net	10	2	—
Equity in earnings of affiliates	70	48	15
Interest expense, net	(95)	(106)	(93)
INCOME (LOSS) BEFORE INCOME TAXES	159	76	(52)
Provision for income taxes	(77)	(48)	(668)
INCOME (LOSS) FROM CONTINUING OPERATIONS	82	28	(720)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2)	(2)	(456)
NET INCOME (LOSS)	80	26	(1,176)
Less: Net income attributable to noncontrolling interests	(17)	(14)	(12)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$63	$12	$(1,188)

NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income (loss) from continuing operations	$65	$14	$(729)
Loss from discontinued operations	(2)	(2)	(459)
Net income (loss)	$63	$12	$(1,188)

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.69	$0.16	$(10.05)
Discontinued operations	(0.02)	(0.02)	(6.34)
Basic earnings (loss) per share	$0.67	$0.14	$(16.39)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.67	$0.16	$(10.05)
Discontinued operations	(0.02)	(0.02)	(6.34)
Diluted earnings (loss) per share	$0.65	$0.14	$(16.39)

Basic average common shares outstanding	94.1	84.7	72.5
Diluted average common shares outstanding	96.9	87.6	72.5

See Notes to Consolidated Financial Statements. Amounts for prior periods have been recast for discontinued operations.

MERITOR, INC.
CONSOLIDATED BALANCE SHEET
(In millions)

	September 30,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$217	$343
Receivables, trade and other, net	712	579
Inventories	460	382
Other current assets	66	76
Assets of discontinued operations	4	341
TOTAL CURRENT ASSETS	1,459	1,721
NET PROPERTY	421	389
GOODWILL	431	432
OTHER ASSETS	352	337
TOTAL ASSETS	$2,663	$2,879

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$84	$—
Accounts payable	841	670
Other current liabilities	327	358
Liabilities of discontinued operations	1	362
TOTAL CURRENT LIABILITIES	1,253	1,390
LONG-TERM DEBT	950	1,029
RETIREMENT BENEFITS	1,096	1,162
OTHER LIABILITIES	325	321
EQUITY (DEFICIT):
Common stock (September 30, 2011 and 2010, 94.6 and 94.1 shares
issued and outstanding, respectively)	94	92
Additional paid-in capital	897	886
Accumulated deficit	(1,157)	(1,220)
Accumulated other comprehensive loss	(829)	(812)
Total deficit attributable to Meritor, Inc.	(995)	(1,054)
Noncontrolling interest	34	31
TOTAL DEFICIT	(961)	(1,023)
TOTAL LIABILITIES AND DEFICIT	$2,663	$2,879

See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2011	2010	2009
OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (see Note 25)	$41	$211	$(295)
INVESTING ACTIVITIES
Capital expenditures	(105)	(55)	(82)
Other investing cash flows	2	5	9
Net investing cash flows used for continuing operations	(103)	(51)	(73)
Net investing cash flows provided by (used for) discontinued operations	(69)	(14)	87
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(172)	(64)	14
FINANCING ACTIVITIES
Payments on prior accounts receivable securitization program	—	—	(111)
Borrowings (payments) on new accounts receivable securitization program	—	(83)	83
Borrowings (payments) on revolving credit facility, net	—	(28)	28
Proceeds from debt issuance	—	245	—
Repayment of notes and term loan	—	(193)	(83)
Borrowings (payments) on lines of credit and other		5	(14)
Net change in debt	—	(54)	(97)
Proceeds from stock issuance	—	209	—
Debt and stock issuance and debt extinguishment costs	—	(45)	—
Other financing cash flows	6	(1)	(8)
Net financing cash flows provided by (used for) continuing operations	6	109	(105)
Net financing cash flows used for discontinued operations	—	(12)	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	6	97	(106)
EFFECT OF CURRENCY EXCHANGE RATES ON CASH AND CASH
EQUIVALENTS	(1)	4	(15)
CHANGE IN CASH AND CASH EQUIVALENTS	(126)	248	(402)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	343	95	497
CASH AND CASH EQUIVALENTS AT END OF YEAR	$217	$343	$95

See Notes to Consolidated Financial Statements. Amounts for prior periods have been recast for discontinued operations.

MERITOR, INC.
CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In millions)

					Accumulated
		Additional			Other	Total Deficit	Non-
	Common	Paid-in	Accumulated	Treasury	Comprehensive	Attributable to	controlling
	Stock	Capital	Deficit	Stock	Loss	Meritor, Inc.	Interests	Total
Beginning balance at
September 30, 2010	$92	$886	$(1,220)	$—	$(812)	$(1,054)	$31	$(1,023)
Net income	—	—	63	—	—	63	17	80
Foreign currency translation
adjustments	—	—	—	—	(7)	(7)	—	(7)
Impact of sale of business	—	—	—	—	(53)	(53)	—	(53)
Employee benefit adjustments
(net of tax of $2)	—	—	—	—	44	44	—	44
Other	—	—	—	—	(1)	(1)	—	(1)
Comprehensive Income						46	17	63
Equity based compensation
expense	—	7	—	—	—	7	—	7
Exercise of stock options	2	4	—	—	—	6	—	6
Non-controlling interest
dividends	—	—	—	—	—	—	(14)	(14)
Ending Balance at
September 30, 2011	$94	$897	$(1,157)	$—	$(829)	$(995)	$34	$(961)
Beginning balance at
September 30, 2009	$72	$699	$(1,232)	$—	$(734)	$(1,195)	$29	$(1,166)
Net income	—	—	12	—	—	12	14	26
Foreign currency translation
adjustments	—	—	—	—	44	44	—	44
Impact of sale of business	—	—	—	—	31	31	—	31
Employee benefit adjustments
(net of tax of $2)	—	—	—	—	(157)	(157)	—	(157)
Other	—	—	—	—	4	4	—	4
Comprehensive loss						(66)	14	(52)
Issuance of common stock	20	180	—	—	—	200	—	200
Equity based compensation
expense	—	7	—	—	—	7	—	7

Non-controlling interest
dividends	—	—	—	—	—	—	(12)	(12)
Ending Balance at
September 30, 2010	$92	$886	$(1,220)	$—	$(812)	$(1,054)	$31	$(1,023)
Beginning balance at
September 30, 2008	$72	$692	$(16)	$(3)	$(225)	$520	$75	$595
Net loss	—	—	(1,188)	—	—	(1,188)	12	(1,176)
Foreign currency translation
adjustments	—	—	—	—	(63)	(63)	—	(63)
Employee benefit adjustments
(net of tax of $2)	—	—	—	—	(465)	(465)	—	(465)
Adjustment upon adoption of
retirement benefits
guidance, net of tax	—	—	—	—	9	9	—	9
Unrealized gains net	—	—	—	—	10	10	—	10
Comprehensive loss						(1,697)	12	(1,685)
Adjustment upon adoption of
retirement benefits
guidance, net of tax	—	—	(20)	—	—	(20)	—	(20)
Issuance of restricted stock	—	(3)	—	3	—	—	—	—
Equity based compensation
expense	—	10	—	—	—	10		10
Cash dividend
(per share $0.10)	—	—	(8)	—		(8)	—	(8)
Non-controlling interest
dividends	—	—	—	—	—	—	(19)	(19)
Divestitures	—	—	—	—			(18)	(18)
Other	—	—	—	—	—	—	(21)	(21)
Ending Balance at
September 30, 2009	$72	$699	$(1,232)	$—	$(734)	$(1,195)	$29	$(1,166)

See Notes to Consolidated Financial Statements.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Meritor, Inc. (the "company" or "Meritor"), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers (“OEMs”) and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, off-highway, military, bus and coach and other industrial OEMs and certain aftermarkets. The consolidated financial statements are those of the company and its consolidated subsidiaries.

     Certain businesses are reported in discontinued operations in the consolidated statement of operations, statement of cash flows and related notes for all periods presented. Additional information regarding discontinued operations is discussed in Note 3.

     The company’s fiscal year ends on the Sunday nearest September 30. The 2011, 2010 and 2009 fiscal years ended on October 2, 2011, October 3, 2010, and September 27, 2009. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 is used consistently throughout this report to represent the fiscal year end.

     The company has evaluated subsequent events through the date that the consolidated financial statements were issued.

2. SIGNIFICANT ACCOUNTING POLICIES

   Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates and assumptions were used to value goodwill and other long-lived assets, including impairment charges (see Notes 3, 4 and 10), costs associated with the company’s restructuring actions (see Note 5), product warranty liabilities (see Note 13), long-term incentive compensation plan obligations (see Note 18), retiree medical and pension obligations (see Notes 19 and 20), income taxes (see Note 21), and contingencies including asbestos and environmental matters (see Note 22).

   Consolidation and Joint Ventures

     The consolidated financial statements include the accounts of the company and those subsidiaries in which the company has control. All intercompany balances and transactions are eliminated in consolidation. The results of operations of controlled subsidiaries are included in the consolidated financial statements and are offset by a related noncontrolling interest recorded for the noncontrolling partners’ ownership. Investments in affiliates that are not controlled or majority-owned are reported using the equity method of accounting (see Note 12).

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

   Impairment of Long-Lived Assets

     Long-lived assets, excluding goodwill, to be held and used are reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when a long-lived asset’s carrying value exceeds the fair value. If business conditions or other factors cause the operating results and cash flows to decline, the company may be required to record impairment charges at that time (see Note 10).

     Long-lived assets held for sale are recorded at the lower of their carrying amount or estimated fair value less cost to sell.

MERITOR, INC.

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

   Earnings per Share

     Basic earnings (loss) per share is calculated using the weighted average number of shares outstanding during each year. The diluted earnings (loss) per share calculation includes the impact of dilutive common stock options, restricted stock, and convertible securities, if applicable.

     A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Year Ended September 30,
	2011	2010	2009
Basic average common shares outstanding	94.1	84.7	72.5
Impact of stock options	0.1	—	—
Impact of restricted shares and share units	2.7	2.9	—
Diluted average common shares outstanding	96.9	87.6	72.5

     At September 30, 2011 and 2010, options to purchase 0.5 million and 1.4 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the twelve month period and thus their inclusion would be anti-dilutive. The potential effects of restricted stock and stock options were excluded from the diluted earnings per share calculation for the fiscal year ended September 30, 2009 because their inclusion in a net loss period would reduce the net loss per share. Therefore, at September 30, 2009, options to purchase 1.7 million shares of common stock and 1.3 million shares of restricted stock were excluded from the computation of diluted earnings per share. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share for each period presented, as the company’s average stock price during each period is less than the conversion price.

   Other

     Other significant accounting policies are included in the related notes, specifically, inventories (Note 8), property and depreciation (Note 10), capitalized software (Note 11), product warranties (Note 13), financial instruments (Note 16), equity based compensation (Note 18), retirement medical plans (Note 19), retirement pension plans (Note 20), income taxes (Note 21) and environmental and asbestos-related liabilities (Note 22).

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   New accounting standards to be implemented

     In September 2011, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2011-08: Testing Goodwill for Impairment. Under the revised guidance, entities testing for goodwill impairment have an option of performing a qualitative assessment before calculating the fair value for the reporting unit, i.e., Step 1 of the goodwill impairment test. If an entity determines, on a basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the first step of the two-step impairment test would be required. If it is not more-likely-than-not that the fair value of the reporting unit is less than the carrying value, then goodwill is not considered to be impaired. ASU No. 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill at least annually for impairment. This ASU is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. The company has not adopted ASU No. 2011-08 as of September 30, 2011 and does not believe the adoption will have a significant effect on the goodwill impairment assessments in the future.

     In June 2011, the the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The company does not believe the adoption of the new guidance will have a significant impact on the company’s consolidated financial statements.

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

     The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture at a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At September 30, 2011, the company’s investment in the joint venture was $32 million, classified as Other Assets in the condensed consolidated balance sheet (see Note 11), representing the company’s maximum exposure to loss.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DISCONTINUED OPERATIONS

     Results of the discontinued operations are summarized as follows (in millions):

	Year Ended September 30,
	2011	2010	2009
Sales	$368	$1,353	$1,597

Operating income (loss), net	$11	$27	$(81)
Net gain (loss) on sales of businesses	19	5	(10)
Goodwill and long-lived asset impairment charges	—	(2)	(265)
Charge for indemnity obligation	(4)	—	(28)
Restructuring costs	(9)	(6)	(41)
LVS Divestiture costs	(1)	(9)	(9)
Other	(15)	(15)	1
Income (loss) before income taxes	1	—	(433)
Provision for income taxes	(3)	(2)	(23)
Net loss	$(2)	$(2)	$(456)
Net income attributable to noncontrolling interests	—	—	(3)
Loss from discontinued operations attributable to Meritor, Inc.	$(2)	$(2)	$(459)

     In conjunction with the company’s long-term strategic objective to focus on supplying the commercial vehicle on- and off-highway markets for original equipment manufacturers, aftermarket and industrial customers, the company previously announced its intent to divest its Light Vehicle Systems (LVS) businesses. After completion of the sale of the Body Systems and Gabriel Europe businesses in the second quarter of fiscal year 2011, as discussed in more detail below, the company has substantially completed its transformation. The remaining non-core business consists of a small damper business located in Leicester, England, which had sales of $9 million in fiscal year 2011. In November 2011, the company entered into an agreement with a buyer to sell this business. The company expects to close the sale transaction before the end of calendar year 2011. In the second quarter of fiscal year 2011, the company announced the planned closure of its European trailer (EU Trailer) business, which was completed during the fourth quarter of fiscal year 2011. Results of the company’s LVS and EU Trailer businesses are reflected in discontinued operations for all periods presented.

Completed Divestitures

   EU Trailer

     In the second quarter of fiscal year 2011, the company announced the planned closure of its EU Trailer business which was part of the company’s Aftermarket & Trailer segment. All manufacturing operations and use of productive assets ceased prior to September 30, 2011. The company sold certain long-lived and current assets of the business to a third party and recognized a loss of approximately $2 million during the fourth quarter of fiscal year 2011 in connection with the sale. In addition, the company recognized $8 million of restructuring charges associated with the closure of EU Trailer in fiscal year 2011. These charges are included in loss from discontinued operations in the accompanying consolidated statement of operations. Total sales from this business were $59 million, $64 million and $56 million in fiscal years 2011, 2010 and 2009, respectively.

   Gabriel Europe

     On February 6, 2011, the company sold its Gabriel Europe (Bonneval) facility to TRW Automotive Holdings France. Gabriel Europe manufactured ride control parts (shock absorbers) for sale in Europe. In connection with the sale, the company made a cash capital contribution of $15 million to Gabriel Europe prior to the completion of the sale transaction. This capital contribution is included in net investing cash flows used for discontinued operations in the accompanying consolidated statement of cash flows. In connection with the sale of Gabriel Europe business, the company recognized a pre-tax loss of $13 million ($13 million after tax) in the second quarter of fiscal year 2011.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Body Systems

     On January 3, 2011, the company completed the sale of its Body Systems business to Inteva Products Holding Coöperatieve U.A., an assignee of 81 Acquisition LLC and an affiliate of Inteva Products, LLC. Pursuant to the sale agreement signed in August 2010, total consideration was approximately $35 million, subject to certain potential adjustments for items such as working capital fluctuations. The actual purchase price at the closing was $27 million (excluding estimated closing expenses for outside advisory fees of $12 million), consisting of $12 million in cash at closing (adjusted for estimated balances in working capital and other items at the time of the closing) and a five-year, 8-percent promissory note for $15 million, payable in five annual installments beginning in January 2012. The current portion of the promissory note is included in receivables, trade and other, net in the accompanying consolidated balance sheet. The long-term portion of the note is included in other assets in the accompanying consolidated balance sheet.

     In addition to the purchase price, the company expects to receive the cash held at the time of the sale by the Body Systems entities operating in China and Brazil of approximately $33 million, before applicable taxes and other withholding, at such time as it becomes available for distribution, as provided in the sale agreement. At September 30, 2011, the company has recognized a receivable of approximately $28 million, net of applicable taxes and other withholding, for cash balances available for distribution based on the current distribution capacity. The company expects to recognize a receivable for the remaining amount of approximately $3 million, before applicable taxes and other withholding, at such time when the balance becomes available for distribution by the respective entities. The receivable recognized at September 30, 2011 is included in receivables, trade and other, net in the accompanying consolidated balance sheet. Cash outflows as a result of the sale of Body Systems are included in net investing cash flows used for discontinued operations in the accompanying consolidated statement of cash flows.

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

     The sale agreement contains certain customary representations, warranties and covenants of the seller and the purchaser as further set forth in the agreement. The agreement also includes provisions governing post-closing indemnities between the seller and the purchaser for losses arising from specified events. At September 30, 2011, the company recognized estimates for such indemnities, primarily related to income tax matters, of $5 million. This amount is included in other liabilities in the accompanying consolidated balance sheet.

   Meritor Suspension Systems Company (MSSC)

     On June 24, 2009, the company entered into a binding letter of intent to sell its 57 percent interest in MSSC, a joint venture that manufactured and supplied automotive coil springs, torsion bars and stabilizer bars in North America, to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD (MSM). The sale transaction closed in October 2009. The purchase price was $13 million, which included a cash dividend of $12 million received by the company in June 2009. The remaining purchase price was received by the company at the time of closing. In connection with the sale of its interest in MSSC, the company provided certain indemnifications to the buyer for its share of potential obligations related to taxes, pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company’s estimated exposure under these indemnities at September 30, 2011 is approximately $15 million and is included in other liabilities in the consolidated balance sheet.

   Wheels

     In September 2009, the company completed the sale of its Wheels business to Iochpe-Maxion S.A., a Brazilian producer of wheels and frames for commercial vehicles, railway freight cars and castings, and affiliates. The gross purchase price was $180 million. Net proceeds after taxes and adjustments for working capital and net debt were $167 million (net of cash on hand of $3 million). The cash proceeds from the sale of wheels business are included in net investing cash flows used for discontinued operations in the accompanying consolidated statement of cash flows.

   Gabriel Ride Control Products North America

     The company’s Gabriel Ride Control Products North America (Gabriel Ride Control) business supplied motion control products, shock absorbers, struts, ministruts and corner modules, as well as other automotive parts to the passenger car, light truck and sport utility vehicle aftermarket industries. In June 2009, the company completed the sale of Gabriel Ride Control to Ride Control, LLC, a wholly owned subsidiary of OpenGate Capital, a private equity firm.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Gabriel de Venezuela

     The company’s former consolidated subsidiary, Gabriel de Venezuela, supplied shock absorbers, struts, exhaust systems and suspension modules to light vehicle industry customers, primarily in Venezuela and Colombia. On June 5, 2009, the company sold its 51 percent interest in Gabriel de Venezuela to its joint venture partner. The company was also released from its obligations of approximately $11 million under letters of credit.

   Emissions Technologies

     The company’s Emissions Technologies (ET) business supplied exhaust systems and exhaust system components, including mufflers, exhaust pipes, catalytic converters, diesel particulate filters and exhaust manifolds, primarily to original equipment manufacturers. On May 17, 2007, the company sold its ET business to EMCON Technologies Holdings Limited (EMCON), a private equity affiliate of J.P. Morgan Securities Inc. Total consideration was $310 million, including cash, a $20 million note and the assumption of certain liabilities, and adjustments for working capital and other items. Proceeds from the $20 million note receivable were received during fiscal year 2010, along with accrued interest thereon.

     The following summarizes significant items included in income (loss) from discontinued operations in the consolidated statement of operations for the fiscal years ended September 30, 2011, 2010 and 2009:

     Operating income (loss), net from discontinued operations represents income (loss) from normal operating activities of businesses included in discontinued operations.

     Net gain (loss) on sale of business: During the second quarter of fiscal year 2011, the company recognized a pre-tax gain of $32 million ($32 million after tax) on the sale of its Body Systems business and a pre-tax loss of $13 million ($13 million after tax) on the sale of its Gabriel Europe business.

     In connection with the sale of the company’s interest in MSSC, the company recognized a pre-tax gain on sale of $16 million ($16 million after tax), net of estimated indemnity obligations as described above during fiscal year 2010. The company recognized $3 million of pre-tax losses ($3 million after tax) on the sale of certain other LVS businesses during the fourth quarter of fiscal year 2010. Also included in net gain on sale of businesses for the fiscal year 2010 are $8 million of charges associated with the Gabriel Ride Control working capital adjustments recognized in the first quarter of fiscal year 2010.

     In fiscal year 2009, the company sold its Wheels business and recognized a pre-tax gain of $50 million ($36 million after tax) on the sale. The company also sold Gabriel de Venezuela and Gabriel Ride Control in fiscal year 2009 and recognized pre-tax losses of $23 million ($23 million after-tax) and $42 million ($42 million after-tax) on these transactions, respectively. The company also recognized approximately $5 million of pre-tax income in fiscal year 2009, primarily associated with the fiscal year 2007 sale of its Emissions Technologies (ET) business, including adjustments related to changes in estimates for certain assets and liabilities.

     Goodwill and long-lived asset impairment charges: During fiscal year 2010, the company recognized $2 million of long-lived asset impairment charges in its EU Trailer business. In the first quarter of fiscal year 2009, the company recognized $265 million ($253 million after-tax) of non-cash impairment charges associated with goodwill and certain long-lived assets of businesses included in discontinued operations (see Notes 4 and 10).

     Charge for indemnity obligations: In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in the third quarter of fiscal year 2009, of which approximately $6 million were related to claims not reimbursed by the third party prior to its filing for bankruptcy protection, and the remaining $22 million were related to the company’s best estimate of its future obligation under the guarantee. During the second quarter of fiscal year 2011, the company recognized additional charges of $4 million associated with this indemnity based on revised demographic data for the retiree population covered by the benefits. At September 30, 2011 and 2010, the remaining estimated liability for this matter was approximately $23 million and $21 million, respectively.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Restructuring costs: In fiscal year 2011, the company recognized $8 million of restructuring charges associated with the closure of its EU Trailer business. The remaining restructuring charges in fiscal year 2011 were related to employee severance costs at its Gabriel Europe business prior to the sale in the second quarter. Restructuring costs recognized in fiscal year 2010 relate to charges associated with actions in the company’s Body Systems business and other charges in the remaining chassis businesses.

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

     Other: During the fourth quarter of fiscal year 2011, the company recognized $2 million of losses associated with the sale of certain assets in connection with the closure of our EU Trailer business. The company also recognized $4 million of costs associated with the sale of Body Systems business to the sale of this business during the second quarter of fiscal year 2011. The remaining charges primarily relate to changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale.

4. GOODWILL

     In accordance with FASB Accounting Standards Codification (ASC) Topic 350-20, “Intangibles – Goodwill and Other”, goodwill is reviewed for impairment annually during the fourth quarter of the fiscal year or more frequently if certain indicators arise. If business conditions or other factors cause the operating results and cash flows of a reporting unit to decline, the company may be required to record impairment charges for goodwill at that time. The goodwill impairment review is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount. An impairment loss may be recognized if the review indicates that the carrying value of a reporting unit exceeds its fair value. Estimates of fair value are primarily determined by using discounted cash flows and market multiples on earnings. If the carrying amount of a reporting unit exceeds its fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value, an impairment charge is recorded equal to the excess.

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

     For fiscal years 2011 and 2010, the fair value of the company’s reporting units exceeded their carrying values. During the first quarter of fiscal year 2009, both light and commercial vehicle industries experienced significant declines in overall economic conditions including tightening credit markets, stock market declines and significant reductions in current and forecasted production volumes for light and commercial vehicles. This, along with other factors, led to a significant decline in the company’s market capitalization subsequent to September 30, 2008. As a result, the company completed an impairment review of goodwill balances during the first quarter of fiscal year 2009 for each of its reporting units, which were Commercial Vehicle Systems (CVS) and LVS, at that time.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the changes in the carrying value of goodwill is presented below (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	Total
Balance at September 30, 2009	$154	$109	$175	$438
Foreign currency translation	(3)	—	(3)	(6)
Balance at September 30, 2010	151	109	172	432
Foreign currency translation	(1)	—	—	(1)
Balance at September 30, 2011	$150	$109	$172	$431

5. RESTRUCTURING COSTS

     At September 30, 2011 and 2010, $19 million and $11 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. Asset impairment charges relate to manufacturing facilities that will be closed or sold and machinery and equipment that became idle and obsolete as a result of these actions.

     The following table summarizes changes in restructuring reserves (in millions).

	Employee		Plant
	Termination	Asset	Shutdown
	Benefits	Impairment	& Other	Total
Balance at September 30, 2008	$30	$—	$—	$30
Activity during the period:
Charges to continuing operations	39	4	17	60
Charges to discontinued operations, net of reversals of $3(1)	31	2	8	41
Asset write-offs	—	(6)	—	(6)
Retirement plan curtailment charges (see Note 20) (3)	—	—	(24)	(24)
Reclassifications to liabilities of discontinued operations	(8)	—	—	(8)
Cash payments – continuing operations	(26)	—	(1)	(27)
Other (2)	(38)	—	—	(38)
Balance at September 30, 2009	28	—	—	28
Activity during the period:
Charges to continuing operations, net of reversals of $1	3	2	1	6
Charges to discontinued operations, net of reversals of $3(1)	6	—	—	6
Asset write-offs	—	(2)	—	(2)
Reclassifications to liabilities of discontinued operations	(6)	—	—	(6)
Cash payments – continuing operations	(13)	—	(1)	(14)
Other (2)	(7)	—	—	(7)
Balance at September 30, 2010	11	—	—	11
Activity during the period:
Charges to continuing operations	19	2	1	22
Charges to discontinued operations, net of reversals of $1	7	—	2	9
Asset write-offs	—	(2)	—	(2)
Cash payments – continuing operations	(12)	—	(1)	(13)
Other (2)	(6)	—	(2)	(8)
Total restructuring reserves, end of year	19	—	—	19
Less: non-current restructuring reserves	(3)	—	—	(3)
Restructuring reserves – current, at September 30, 2011	$16	$—	$—	$16
____________________

(1)	Charges to discontinued operations reserves are included in discontinued operations in the consolidated statement of operations.

(2)	Includes $8 million, $8 million and $38 million of payments associated with restructuring reserves for discontinued operations in fiscal years 2011, 2010 and 2009, respectively.

(3)	Retirement plan curtailment charges relate to pension termination benefits of $16 million and $8 million associated with the closure of the company’s Commercial Truck brakes plant in Tilbury, Ontario, Canada and Milton, respectively.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Restructuring costs included in the company’s business segment results during fiscal years 2011, 2010 and 2009 are as follows (in millions):

	Commercial
	Truck	Industrial	Total(1)
Fiscal year 2011:
Performance Plus actions	$16	$—	$16

Fiscal year 2010:
Performance Plus actions	$5	$—	$5
Other	—	1	1
Total restructuring costs	$5	$1	$6

Fiscal year 2009:
Performance Plus actions	$32	$—	$32
Fiscal year 2009 actions (reductions in workforce)	20	2	22
Total restructuring costs	$52	$2	$54

____________________
(1)	Total segment restructuring costs do not include those recorded in unallocated corporate expense, net. These costs were $6 million in each of the fiscal years 2011 and 2009, primarily related to employee termination benefits. There were no corporate restructuring costs in fiscal year 2010. The company’s Aftermarket & Trailer segment had no restructuring costs in fiscal years 2011, 2010 and 2009.

     Performance Plus: During fiscal year 2007, the company launched a long-term profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s continuing operations recognized restructuring costs in its Commercial Truck segment of $16 million, $5 million and $32 million in fiscal years 2011, 2010 and 2009, respectively, related to Performance Plus. The 2011 and 2010 costs were related to the rationalization of one manufacturing facility in Europe and primarily consist of employee headcount reductions and asset write-downs. The company is currently in negotiations to transfer its manufacturing facility located in St. Priest, France to one of its customers. The transaction involves the transfer of employees as well as the sale of the land and building and certain machinery and equipment. Based on the current status of the negotiations, it is possible the company may recognize a loss upon completion of this transaction.

     During fiscal year 2009, the company closed its Commercial Truck brakes plant in Tilbury, Ontario, Canada (Tilbury) and recognized restructuring costs of approximately $30 million associated with this closure for estimated employee severance benefits, pension termination benefits under the terms of the Tilbury retirement plans and certain asset impairment charges. Also in fiscal year 2009, the company announced the closure of its Commercial Truck facility in Carrollton, Kentucky (Carrollton) and recognized approximately $2 million of restructuring costs. The company completed this closure during the fiscal year 2010.

     Cumulative restructuring costs recorded for this program as of September 30, 2011 are $162 million, including $93 million reported in discontinued operations in the consolidated statement of operations. These costs primarily relate to employee severance and related costs of $114 million, asset impairment charges of $22 million and $26 million primarily associated with pension termination benefits. The company’s Commercial Truck segment has recognized cumulative restructuring costs associated with Performance Plus of $58 million. Cumulative restructuring costs of $11 million were recognized by corporate locations and the company’s Aftermarket & Trailer segment. Majority of the restructuring actions associated with Performance Plus were complete as of September 30, 2011, with remaining costs of approximately $7 million expected to be incurred in fiscal year 2012 in the company’s Commercial Truck segment.

     Fiscal Year 2009 Actions: During fiscal year 2009, the company approved certain restructuring actions in response to a significant decline in global market conditions. These actions primarily related to the reduction of approximately 2,850 salaried, hourly and temporary positions worldwide (including discontinued operations). The company recorded restructuring costs of $46 million (including $18 million for businesses reported in discontinued operations) associated with these actions during fiscal year 2009. The company’s Fiscal Year 2009 Actions were complete as of September 30, 2010.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. ACCOUNTS RECEIVABLE FACTORING

   Off-balance sheet arrangements

     Swedish Factoring Facility: In 2006, the company entered into an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. In June 2011, the company renewed this agreement through June 2012. Under this arrangement, the company can sell up to, at any point in time, €150 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The gross amount of proceeds received from the sale of receivables under this arrangement was $429 million and $336 million for fiscal years 2011 and 2010, respectively. The company had utilized €107 million ($146 million) and €62 million ($84 million) of this accounts receivable factoring facility as of September 30, 2011 and 2010, respectively. The company had notes receivable from the purchaser of the receivables of $2 million and $3 million under this program at September 30, 2011 and 2010, respectively. Under the renewed agreement, the company will not have any notes receivable from the purchaser as the full amount of purchased receivables will be paid at the time of transfer of receivables to the purchaser.

     French Factoring Facility: In November 2007, the company entered into an arrangement to sell trade receivables through one of its French subsidiaries. Under this arrangement, the company can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and excluded from the consolidated balance sheet. The company had utilized €47 million ($63 million) and €36 million ($49 million) of this accounts receivable securitization facility as of September 30, 2011 and September 30, 2010, respectively.

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

     U.S. Factoring Facility: In October 2010, the company entered into a two-year arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, the company can sell up to, at any point in time, €60 million ($82 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €46 million ($62 million) of this accounts receivable factoring facility as of September 30, 2011.

     In addition, several of the company’s European subsidiaries factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $8 million and $5 million at September 30, 2011 and 2010, respectively.

     Total costs associated with these off-balance sheet arrangements were $10 million, $3 million and $5 million in fiscal years 2011, 2010 and 2009, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations.

   On-balance sheet arrangements

     In September 2009 the company entered into a new, two-year, $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by Ally Commercial Finance LLC (formerly GMAC Commercial Finance LLC). In October 2010, the company extended the expiration of the program to October 2013. Under this program, the company has the ability to sell substantially all of the trade receivables of certain U.S. subsidiaries to Meritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. No amount was outstanding under this program at September 30, 2011 or September 30, 2010. This program does not have specific financial covenants; however, it does have a cross-default provision to the company’s revolving credit facility agreement.

7. OTHER OPERATING INCOME (EXPENSE), net AND OTHER INCOME (EXPENSE), net

     Other operating income (expense) for fiscal years 2011, 2010 and 2009 relates to environmental remediation costs incurred by the company (see Note 22).

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Other income for fiscal year 2011 includes a $5 million non-operating gain on the collection of a note receivable related to a previously divested business and a $5 million non-operating gain on the termination of certain foreign currency option contracts.

8. INVENTORIES

     Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	September 30,
	2011	2010
Finished goods	$183	$156
Work in process	63	62
Raw materials, parts and supplies	214	164
Total	$460	$382

9. OTHER CURRENT ASSETS

     Other current assets are summarized as follows (in millions):

	September 30,
	2011	2010
Current deferred income tax assets (see Note 21)	$28	$46
Asbestos-related recoveries (see Note 22)	9	11
Deposits and collateral	11	3
Prepaid and other	18	16
Other current assets	$66	$76

10. NET PROPERTY AND IMPAIRMENTS OF LONG-LIVED ASSETS

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

     At December 31, 2008, management determined certain impairment reviews were required due to declines in overall economic conditions including tightening credit markets, stock market declines and significant reductions in current and forecasted production volumes for light and commercial vehicles. As a result, the company recognized pre-tax, non-cash impairment charges of $209 million in the first quarter of fiscal year 2009, primarily related to the LVS businesses, which are presented in discontinued operations. Accordingly, $195 million of impairment charges are included in loss from discontinued operations in the consolidated statement of operations (see Note 3). The remaining impairment charges were for specific long-lived assets in the company’s Commercial Truck segment ($8 million) and a certain corporate long-lived asset ($6 million). The charges recorded in the company’s Commercial Truck segment were for specific land and buildings and other assets (primarily machinery and equipment) of $5 million and $3 million, respectively. The estimated fair value of long-lived assets was calculated based on probability weighted cash flows taking into account current expectations for asset utilization and life expectancy. In addition, liquidation values were considered where appropriate, as well as indicated values from divestiture activities.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net property at September 30, 2011 and 2010 is summarized as follows (in millions):

	September 30,
	2011	2010
Property at cost:
Land and land improvements	$47	$42
Buildings	264	267
Machinery and equipment	897	909
Company-owned tooling	153	150
Construction in progress	74	40
Total	1,435	1,408
Less accumulated depreciation	(1,014)	(1,019)
Net property	$421	$389

11. OTHER ASSETS

     Other assets are summarized as follows (in millions):

	September 30,
	2011	2010
Investments in non-consolidated joint ventures (see Note 12)	$174	$164
Asbestos-related recoveries (see Note 22)	67	55
Unamortized debt issuance costs (see Note 15)	25	32
Capitalized software costs, net	23	21
Non-current deferred income tax assets (see Note 21)	12	23
Assets for uncertain tax positions (see Note 21)	5	4
Prepaid pension costs (see Note 20)	9	8
Other	37	30
Other assets	$352	$337

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

12. INVESTMENTS IN NON-CONSOLIDATED JOINT VENTURES

     The company’s non-consolidated joint ventures and related direct ownership interest at September 30, 2011 are as follows:

Meritor WABCO Vehicle Control Systems (Commercial Truck)	50%
Master Sistemas Automotivos Limitada (Commercial Truck)	49%
Suspensys Sistemas Automotivos Ltda. (1) (Aftermarket & Trailer)	24%
Sistemas Automotrices de Mexico S.A. de C.V. (Commercial Truck)	50%
Ege Fren Sanayii ve Ticaret A.S. (Commercial Truck)	49%
Automotive Axles Limited (Industrial)	36%
____________________

(1)	Total direct and indirect ownership interest of 50 percent.

     The company’s investments in non-consolidated joint ventures are as follows (in millions):

	September 30,
	2011	2010
Commercial Truck	$123	$117
Industrial	19	17
Aftermarket & Trailer	32	30
Total investments in non-consolidated joint ventures	$174	$164

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The company’s equity in earnings of non-consolidated joint ventures is as follows (in millions):

	Year Ended September 30,
	2011	2010	2009
Commercial Truck	$51	$33	$8
Industrial	5	3	1
Aftermarket & Trailer	14	12	6
Total equity in earnings of affiliates	$70	$48	$15

     The summarized financial information presented below represents the combined accounts of the company’s non-consolidated joint ventures related to its continuing operations (in millions):

		September 30,
		2011	2010
Current assets		$652	$542
Non-current assets		273	256
Total assets		$925	$798

Current liabilities		$387	$258
Non-current liabilities		124	152
Total liabilities		$511	$410

	Year Ended September 30,
	2011	2010	2009
Sales	$1,977	$1,474	$868
Gross profit	274	216	111
Net income	177	126	42

     Dividends received from the company’s non-consolidated joint ventures were $45 million in fiscal year 2011, $11 million in fiscal year 2010 and $25 million in fiscal year 2009.

     The company had sales to its non-consolidated joint ventures of approximately $8 million, $5 million and $10 million in fiscal years 2011, 2010 and 2009, respectively. These sales exclude sales of $182 million, $96 million and $48 million in fiscal years 2011, 2010 and 2009, respectively, to a joint venture in the company’s Commercial Truck segment, which are eliminated as the company purchases these components back after value add provided by the joint venture. The company had purchases from its non-consolidated joint ventures of approximately $1,161 million, $612 million and $493 million in fiscal years 2011, 2010 and 2009, respectively. Additionally, the company leases space and provides certain administrative and technical services to various non-consolidated joint ventures. The company collected $1 million, $1 million and $2 million for such leases and services during fiscal years 2011, 2010 and 2009, respectively.

     Amounts due from the company’s non-consolidated joint ventures were $48 million and $19 million at September 30, 2011 and 2010, respectively, and are included in Receivables, trade and other, net in the consolidated balance sheet. Amounts due to the company’s non-consolidated joint ventures were $125 million and $79 million at September 30, 2011 and 2010, respectively and are included in Accounts payable in the consolidated balance sheet.

     The fair value of the company’s investment in its Automotive Axles Limited joint venture is approximately $42 million based on quoted market prices as this investment is listed and publicly traded on the Bombay Stock Exchange in India.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. OTHER CURRENT LIABILITIES

     Other current liabilities are summarized as follows (in millions):

	September 30,
	2011	2010
Compensation and benefits	$148	$179
Income taxes	23	18
Taxes other than income taxes	38	32
Product warranties	19	28
Restructuring (see Note 5)	16	11
Asbestos-related liabilities (see Note 22)	18	18
Other	65	72
Other current liabilities	$327	$358

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

     A summary of the changes in product warranties is as follows (in millions):

	2011	2010	2009
Total product warranties – beginning of year	$54	$109	$102
Accruals for product warranties	23	23	33
Payments	(22)	(28)	(34)
Change in estimates and other	(7)	(11)	(10)
Product warranty activity related to discontinued operations(1)	—	1	18
Reclassifications to liabilities of discontinued operations	—	(40)	—
Total product warranties – end of year	48	54	109
Less: non-current product warranties (see Note 14)	(29)	(26)	(51)
Product warranties – current	$19	$28	58
____________________
(1)	Product warranty activity related to discontinued operations includes accruals for product warranties of $10 million and $27 million in fiscal years 2010 and 2009, respectively; and payments of $9 million in each of the fiscal years 2010 and 2009, respectively.

14. OTHER LIABILITIES

     Other liabilities are summarized as follows (in millions):

	September 30,
	2011	2010
Asbestos-related liabilities (see Note 22)	$78	$66
Non-current deferred income tax liabilities (see Note 21)	92	94
Liabilities for uncertain tax positions (see Note 21)	35	47
Product warranties (see Note 13)	29	26
Environmental (see Note 22)	9	13
Indemnity obligations (see Note 22)	41	32
Other	41	43
Other liabilities	$325	$321

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. LONG-TERM DEBT

     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	September 30,
	2011	2010
8-3/4 percent notes due 2012	$84	$84
8-1/8 percent notes due 2015	250	250
10-5/8 percent notes due 2018	246	245
4.625 percent convertible notes due 2026(1)	300	300
4.0 percent convertible notes due 2027(1)	200	200
Lines of credit and other	8	9
Unamortized gain on interest rate swap termination	14	18
Unamortized discount on convertible notes	(68)	(77)
Subtotal	1,034	1,029
Less: current maturities	84	—
Long-term debt	$950	$1,029
____________________
(1)	The 4.625 percent and 4.0 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively (see Convertible Securities below).

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

   Revolving Credit Facility

     On February 5, 2010 the company signed an agreement to amend and extend the revolving credit facility, which became effective on February 26, 2010. Pursuant to the revolving credit facility as amended, the company had a $539 million revolving credit facility at September 30, 2010 which excluded approximately $28 million of commitments that were unavailable due to the bankruptcy of Lehman Brothers in 2008. On March 31, 2011, the company exercised the accordion feature of the agreement, which allowed it to increase the size of the revolving credit facility with an additional revolving credit loan with a new lender in the amount of $30 million. On April 13, 2011 the company exercised an additional $15 million of the accordion feature. On June 23, 2011, $143 million of the revolving credit facility (including $2 million available under letters of credit) matured for banks that elected not to extend their original commitments (non-extending banks). The remaining revolving credit facility balance of $441 million matures in January 2014. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. At September 30, 2011 and September 30, 2010, there were no borrowings outstanding under the revolving credit facility. The $441 million revolving credit facility includes $100 million of availability for the issuance of letters of credit. At September 30, 2011, no amount was outstanding on the letters of credit. At September 30, 2010, $26 million of letters of credit were outstanding under this facility.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Availability under the revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis and under the most recent collateral test, the full amount of the revolving credit facility was available for borrowing at September 30, 2011. Availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012 and (ii) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity. At September 30, 2011, the company was in compliance with all covenants under its credit agreement with a ratio of approximately 0.19x for the priority debt-to-EBITDA covenant.

     Borrowings under the revolving credit facility are collateralized by approximately $671 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facility. At September 30, 2011, the margin over LIBOR rate was 425 basis points and the commitment fee was 50 basis points.

     Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the amended revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 26).

   Letter of Credit Facilities

     The company entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. At September 30, 2011, $30 million of letters of credit were outstanding under this facility. In addition, the company had $2 million of letters of credit outstanding through other letters of credit facilities at each of September 30, 2011 and 2010.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     This guidance impacted the company’s accounting for the 2006 convertible notes and the 2007 convertible notes. On October 1, 2009, the company adopted this guidance and applied its impact retrospectively to all periods presented. Upon adoption, the company recognized the estimated equity component of the convertible notes of $108 million ($69 million after tax) in additional paid-in capital. In addition, the company allocated $4 million of unamortized debt issuance costs to the equity component and recognized this amount as a reduction to additional paid-in capital. The company also recognized a discount on convertible notes of $108 million, which is being amortized as non-cash interest expense over periods of ten and twelve years for the 2006 convertible notes and 2007 convertible notes, respectively.

     Upon recognition of the equity component of the convertible notes, the company also recognized a deferred tax liability of $39 million as the tax effect of the basis difference between carrying and notional values of the convertible notes. The carrying value of this deferred tax liability was offset with certain net deferred tax assets in the first quarter of fiscal year 2009 for determining valuation allowances against those deferred tax assets (see Note 21).

     At September 30, 2011 and 2010, the carrying amount of the equity component recognized upon adoption was $67 million. The following table summarizes the principal amounts and related unamortized discount on convertible notes (in millions):

	September 30,	September 30,
	2011	2010
Principal amount of convertible notes	$500	$500
Unamortized discount on convertible notes	(68)	(77)
Net carrying value	$432	$423

     The following table summarizes other information related to the convertible notes:

	2006 Convertible Notes	2007 Convertible Notes
Total amortization period for debt discount (in years):	10	12
Remaining amortization period for debt discount (in years):	5	8
Effective interest rates on convertible notes:	7.0%	7.7%

     The following table summarizes interest costs recognized on convertible notes (in millions):

	Year Ended September 30,
	2011	2010	2009
Contractual interest coupon	$22	$22	$22
Amortization of debt discount	9	8	8
Total	$31	$30	$30

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   Accounts Receivable Securitization

     In September 2009 the company entered into a new, two-year, $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by Ally Commercial Finance LLC (formerly, GMAC Commercial Finance LLC). In October 2010, the company extended the expiration of the program to October 2013 (see Note 6). The weighted average interest rate on borrowings under this arrangement was approximately 6.25 percent at September 30, 2011. At September 30, 2011 and 2010, no amount was outstanding under this program. This program does not have specific financial covenants; however, it does have a cross-default provision to the company’s revolving credit facility agreement.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The unamortized fair value adjustment of the notes associated with terminated interest rate swaps was $14 million and $18 million at September 30, 2011 and 2010, respectively. The fair value adjustment of the notes is classified as long-term debt in the consolidated balance sheet and is amortized to earnings as a reduction of interest expense over the remaining term of the debt.

   Leases

     The company has various operating leasing arrangements. Future minimum lease payments under these operating leases are $16 million in 2012, $13 million in 2013, $12 million in 2014, $11 million in 2015, $11 million in 2016 and $28 million thereafter.

16. FINANCIAL INSTRUMENTS

     The company’s financial instruments include cash and cash equivalents, short-term debt, long-term debt, interest rate swaps, interest rate cap and foreign exchange forward contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its interest rate and foreign exchange rate exposures.

   Foreign Exchange Contracts

     As a result of the company’s substantial international operations, it is exposed to foreign currency risks that arise from normal business operations, including in connection with transactions that are denominated in foreign currencies. In addition, the company translates sales and financial results denominated in foreign currencies into U.S. dollars for purposes of its consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2011 and 2010, the company’s reported financial results have benefited from depreciation of the U.S. dollar against foreign currencies whereas during fiscal year 2009, reported financial results have been adversely affected by appreciation of the U.S. dollar against foreign currencies.

     The company has a foreign currency cash flow hedging program to reduce the company’s exposure to changes in exchange rates on foreign currency purchases and sales. The company uses foreign currency forward contracts to manage the company’s exposures arising from foreign currency exchange risk. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this foreign currency cash flow hedging program, the company has designated the foreign exchange contracts (the “contracts”) as cash flow hedges of underlying forecasted foreign currency purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the consolidated balance sheet and is recognized in operating income when the underlying forecasted transaction impacts earnings. The terms of the foreign exchange contracts generally require the company to place cash on deposit as collateral if the fair value of these contracts represents a liability for the company. The fair values of the foreign exchange derivative instruments and any related collateral cash deposits are presented on a net basis as the derivative contracts are subject to master netting arrangements. The company’s foreign exchange contracts generally mature within twelve months.

     At September 30, 2011, the company’s foreign exchange contracts outstanding under its foreign currency cash flow hedging program were not significant. At September 30, 2010, the company had no foreign exchange contracts outstanding under its foreign currency cash flow hedging program. The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

     The company generally has not hedged against its foreign currency exposure related to translations to U.S. dollars of its financial results denominated in foreign currencies. However, in the fourth quarter of fiscal years 2011 and 2010, due to the volatility of the Brazilian real as compared to the U.S. dollar, the company entered into foreign currency option contracts to mitigate volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts are recorded in other income (expense), net, in the consolidated statement of operations, generally reducing the exposure to translation volatility during a full-year period. During fiscal year 2011, the company recognized net gains of approximately $5 million associated with its Brazilian real foreign currency option contracts which are included in other income in the consolidated statement of operations. The company did not have any outstanding option contracts at September 30, 2011.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the impact of the company’s derivatives instruments on comprehensive income for fiscal years ended September 30 (in millions):

	Location of
	Gain (Loss)	2011	2010	2009
Derivatives designated as hedging instruments:
Amount of gain (loss) recognized in AOCL
(effective portion)	AOCL	$—	$3	$(15)
Amount of gain (loss) reclassified from AOCL
into income (effective portion)	Cost of Sales	(1)	1	(20)

Derivatives not designated as hedging instruments:
Amount of gain (loss) recognized in income	Other Income	5	(1)	(3)

   Fair Value

     Fair values of financial instruments are summarized as follows (in millions):

	September 30,		September 30,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$217	$217	$343	$343
Short-term debt	84	83	—	—
Long-term debt	950	844	1,029	1,132

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The company has reserved approximately 4.9 million shares of Common Stock in connection with its 2010 Long-Term Incentive Plan, as amended (LTIP) for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and stock awards to key employees and directors. At September 30, 2011, there were 3.5 million shares available for future grants under these plans.

   Accumulated Other Comprehensive Loss

     The components of AOCL as reported in the Consolidated Balance Sheet and Statement of Shareowners’ Equity are as follows (in millions):

	September 30
	2011	2010	2009
Foreign currency translation	$110	$179	$139
Employee benefit related adjustments	(942)	(995)	(873)
Unrealized gains, net	3	4	—
Accumulated Other Comprehensive Loss	$(829)	$(812)	$(734)

18. EQUITY BASED COMPENSATION

   Stock Options

     Under the company’s incentive plans, stock options are granted at prices equal to the fair value on the date of grant and have a maximum term of 10 years. Stock options vest over a three-year period from the date of grant. No stock options were granted during fiscal years 2011, 2010 and 2009.

     The following is a rollforward of stock options for fiscal year 2011 (shares in thousands, exercise price and remaining contractual term represent weighted averages and aggregate intrinsic values in millions):

			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (years)	Value
Outstanding — beginning of year	1,402	$17.22
Exercised	(321)	17.92
Cancelled or expired	(129)	19.23
Outstanding — end of year	952	$16.71	3.1	—

Exercisable — end of year	952	$16.71	3.1	—

     The following table provides additional information about outstanding stock options at September 30, 2011 (shares in thousands, exercise price represents a weighted average):

	Outstanding			Exercisable
		Remaining
		Contractual	Exercise		Exercise
	Shares	Life (years)	Price	Shares	Price
$12.00 to $16.00	410	5.3	$13.46	410	$13.46
$16.01 to $21.00	515	1.4	18.83	515	18.83
$21.01 to $26.00	27	0.4	25.65	27	25.65
Total	952			952

     Compensation expense is recognized for the non-vested portion of previously issued stock options. Compensation expense associated with the expensing of stock options was not significant in fiscal years 2011, 2010 and 2009. Options exercised in fiscal year 2011 were approximately 321,000. No options were exercised in fiscal years 2010 and 2009.

   Restricted Stock and Restricted Units

     The company has granted shares of restricted stock and restricted share units to certain employees and non-employee members of the Board of Directors in accordance with the existing plans. The company measures the grant price fair value of these stock based awards at the market price of the company’s common stock as of the date of the grant. Employee awards typically vest at the end of three years and are subject to continued employment by the employee. Compensation cost associated with stock based awards is recognized ratably over the vesting period. Cash dividends on the restricted stock, if any, are reinvested in additional shares of common stock during the vesting period.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In fiscal years 2011, 2010 and 2009, the company granted, in thousands, 465,488, 965,480 and 2,507,700 shares of stock based awards, respectively. The grant date weighted average fair value of these shares was $18.89, $8.57 and $2.84 for shares granted in fiscal years 2011, 2010 and 2009, respectively.

     The following is a rollforward of the company’s non-vested restricted shares and share units as of September 30, 2011, and the activity during fiscal year 2011 are summarized as follows (shares in thousands):

		Weighted-Average
	Number of	Grant-Date Fair
Non-vested Shares	Shares	Value
Non-vested - beginning of year	1,458	$4.30
Granted	465	18.89
Vested	(1,160)	7.76
Forfeited	(305)	7.24
Non-vested - end of year	458	8.41

     As of September 30, 2011, there was $4 million of total unrecognized compensation costs related to non-vested equity compensation arrangements. These costs are expected to be recognized over a weighted average period of 1 year. Total compensation expense recognized for restricted stock and restricted share units was $7 million in each of fiscal years 2011 and 2010 and $10 million in fiscal year 2009.

19. RETIREMENT MEDICAL PLANS

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

     On December 22, 2005, the District Court issued an order granting a motion by the UAW for a preliminary injunction. The order enjoined the company from implementing the changes to retiree health benefits that had been scheduled to become effective on January 1, 2006, and ordered the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes approved in 2002 and 2004. On August 17, 2006, the District Court denied a motion by the company and the other defendants for summary judgment; granted a motion by the UAW for summary judgment; and granted the UAW’s request to make the terms of the preliminary injunction permanent (the injunction). Due to the uncertainty related to the ongoing lawsuits and because the injunction has the impact of at least temporarily changing the benefits provided under the existing postretirement medical plans, the company has accounted for the injunction as a rescission of the 2002 and 2004 plan amendments that modified UAW retiree healthcare benefits. The company recalculated the APBO as of December 22, 2005, which resulted in an increase in the APBO of $168 million. The company began recording the impact of the injunction in March 2006. In addition, the injunction ordered the defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. The company has recorded a $5 million reserve at September 30, 2011 and 2010 as the best estimate of its liability for these retroactive benefits. The company continues to believe it has meritorious defenses to these actions and has appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit. The ultimate outcome of the UAW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On November 12, 2008, the company settled the USW lawsuit with the United Steel Workers with respect to certain retiree medical plan amendments for approximately $28 million. This settlement was paid in November 2008 and increased the accumulated postretirement benefit obligation (APBO) by approximately $23 million. The increase in APBO has been reflected in the company’s actuarial valuations as an increase in actuarial losses and is being amortized into periodic retiree medical expense over an average expected remaining service life of approximately 10 years.

     The company’s retiree medical obligations were measured as of September 30, 2011 and 2009. The following are the assumptions used in the measurement of the APBO and retiree medical expense:

	2011	2010	2009
Discount rate	4.60%	4.60%	5.60%
Health care cost trend rate (weighted average)	7.50%	7.75%	7.85%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year ultimate rate is reached	2023	2023	2021

     The assumptions noted above are used to calculate the APBO for each fiscal year end and retiree medical expense for the subsequent fiscal year.

     The discount rate is used to calculate the present value of the APBO. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The company’s projection for fiscal year 2012 is an increase in health care costs of 7.50 percent.

     The APBO as of the September 30, 2011 and 2010 measurement dates are summarized as follows (in millions):

	2011	2010
Retirees	$521	$564
Employees eligible to retire	9	10
Employees not eligible to retire	15	15
Total	$545	$589

     The following reconciles the change in APBO and the amounts included in the consolidated balance sheet for years ended September 30, 2011 and 2010, respectively (in millions):

	2011	2010
APBO — beginning of year	$589	$633
Service cost	1	1
Interest cost	26	32
Participant contributions	3	3
Actuarial loss (gain)	(32)	14
Divestitures (1)	—	(49)
Foreign currency rate changes	1	2
Benefit payments	(43)	(47)
APBO — end of year	545	589
Other (2)	5	5
Retiree medical liability	$550	$594

____________________
(1)	The decrease in APBO represents retiree medical liabilities of MSSC which were assumed by the buyer as part of the sale transaction that closed in the first quarter of fiscal year 2010 (see Note 3).

(2)	The company recorded a $5 million reserve for retiree medical liabilities at September 30, 2011 and 2010 as its best estimate for retroactive benefits related to the previously mentioned injunction.

     Actuarial losses relate to changes in the discount rate and earlier than expected retirements due to certain plant closings and restructuring actions. In accordance with FASB ASC Topic 715, “Compensation – Retirement Benefits”, a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the average expected remaining service life, which is approximately 10 years. Union plan amendments are generally amortized over the contract period, or three years.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. The company provides retiree medical benefits for certain plans that exceed the value of the benefits that are provided by the Medicare Part D plan. Therefore, management concluded that these plans are at least actuarially equivalent to the Medicare Part D plan and the company is eligible for the federal subsidy. The impact of the subsidy was a reduction in the fiscal year 2011 and 2010 retiree medical expense of $6 million. In September 2011, in connection with the Health Care and Education Reconciliation Act of 2010, the company converted its current prescription drug program for certain retirees to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan (EGWP). Beginning in 2013, the company will use the Part D subsidies delivered through EGWP each year to reduce its net retiree medical costs. As a result of this change in assumption, the company reduced its APBO by approximately $35 million, which will be amortized over an average expected remaining service life of approximately 10 years.

     The retiree medical liability is included in the consolidated balance sheet as follows (in millions):

	September 30,
	2011	2010
Current — included in compensation and benefits	$44	$45
Long-term — included in retirement benefits	506	549
Retiree medical liability	$550	$594

     The following table summarizes the amounts included in Accumulated Other Comprehensive Loss net of tax related to retiree medical liabilities as of September 30, 2011 and 2010 and changes recognized in Other Comprehensive Loss net of tax for the year ended September 30, 2011.

		Prior
		Service
	Net Actuarial	Cost
	Loss	(Benefit)	Total
Balance at September 30, 2010	$250	$(24)	$226
Net actuarial loss for the year	(32)	—	(32)
Amortization for the year	(29)	9	(20)
Deferred tax impact (1)	14	—	14
Balance at September 30, 2011	$203	$(15)	$188

Balance at September 30, 2009	$285	$(33)	$252
Net actuarial loss for the year	14	—	14
Amortization for the year	(35)	9	(26)
Divestiture of business	(14)	—	(14)
Balance at September 30, 2010	$250	$(24)	$226
____________________

(1)	Tax expense recorded against the income in other comprehensive loss resulting from the year-end re-measurement of retiree healthcare obligations (see Note 21).

     The net actuarial loss and prior service benefit that is estimated to be amortized from accumulated other comprehensive loss into net periodic retiree medical expense in fiscal year 2012 are $26 million and $9 million, respectively.

     The components of retiree medical expense for years ended September 30 are as follows (in millions):

	2011	2010	2009
Service cost	$1	$1	$2
Interest cost	26	32	37
Amortization of:
Prior service benefit	(9)	(9)	(9)
Actuarial losses	29	35	27
Termination benefits (1)	—	—	2
Retiree medical expense – total company	47	59	59
Less: Retiree medical expense of discontinued operations	—	—	5
Retiree medical expense included in continuing operations	$47	$59	$54

____________________
(1)
In 2009, the company recorded termination benefits of $2 million associated with the announced closure of its Commercial Truck brakes plant in Tilbury, Ontario. This expense is included in restructuring costs (see Note 5) in the consolidated statement of operations.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2011	2010
Effect on total service and interest cost
1% Increase	$3	$3
1% Decrease	(2)	(2)
Effect on APBO
1% Increase	65	60
1% Decrease	(53)	(52)

     The company expects future benefit payments as follows (in millions):

	Gross	Gross
	Benefit	Medicare
	Payments	Receipts(1)
Fiscal 2012	$46	$3
Fiscal 2013	46	5
Fiscal 2014	45	5
Fiscal 2015	44	5
Fiscal 2016	44	5
Fiscal 2017 – 2021	214	30
____________________

(1)	Consists of Medicare Part D - retiree drug subsidy in fiscal year 2012 and through December 31, 2012 and, subsidies and rebates available under EGWP beginning January 1, 2013.

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

     On August 1, 2010, Meritor amended its defined benefit pension plan in the United Kingdom to cease the accrual of future benefits for all of its active plan participants. Subsequent to the freeze date, the company began making contributions to its defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution will be based on a percentage of the employees’ pay. These changes do not affect current retirees. The company began recording the impact of the plan freeze in the fourth quarter of fiscal year 2010. The amendment to freeze the plan triggered a curtailment in the fourth quarter of fiscal year 2010 reducing pension expense by $7 million. The reduction in expense was primarily attributable to the required immediate recognition of negative prior service costs which were previously being amortized into net periodic pension expense over the active participants remaining average service life. Subsequent to the plan freeze, accumulated actuarial losses are being amortized into net periodic pension expense over the average life expectancy of inactive plan participants of approximately 28 years rather than over their remaining average service life.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In April 2007, the company announced a freeze of its defined benefit pension plan for salaried and non-represented employees in the United States, effective January 1, 2008. The change affected approximately 3,800 employees including certain employees who continued to accrue benefits for an additional transition period, ending June 30, 2011. After these freeze dates, the company is instead making additional contributions to its defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution is based on a percentage of the employees’ pay, with the contribution percentage increasing as a function of employees’ age. These changes do not affect current retirees or represented employees. Subsequent to the June 30, 2011 freeze date, accumulated actuarial losses are being amortized into net periodic pension expense over the average life expectancy of inactive plan participants of approximately 28 years. Prior to June 30, 2011, accumulated actuarial losses were being amortized over the remaining average service life of approximately 9 years.

     The company’s pension obligations were measured as of September 30, 2011, 2010 and 2009. The U.S. plans include a qualified and non-qualified pension plans. The company’s significant non-U.S. plan is located in the United Kingdom. Other non-U.S. plans include plans primarily in Canada, Germany and Switzerland.

     The following are the assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

	U.S. Plans
	2011	2010	2009
Discount Rate	4.85%	4.90%	5.70%
Assumed return on plan assets (beginning of the year)	8.50%	8.50%	8.50%
Rate of compensation increase	3.75%	3.75%	3.75%

Non-U.S. Plans
	2011	2010	2009
Discount Rate (1)	2.25% —5.20%	2.50% —5.00%	3.00% — 6.25%
Assumed return on plan assets (beginning of the year) (1)	2.50% —8.00%	3.00% —8.00%	3.00% — 8.00%
Rate of compensation increase	2.00% —3.50%	2.00% —3.50%	2.00% — 3.50%
____________________

(1)
The discount rate for the company’s U.K. pension plan was 5.00 percent, 5.00 percent and 5.50 percent for 2011, 2010 and 2009, respectively. The assumed return on plan assets for this plan was 8.00% percent for fiscal years 2011, 2010 and 2009.

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

     The assumed return on plan assets is used to determine net periodic pension expense. The rate of return assumptions are based on projected long-term market returns for the various asset classes in which the plans are invested, weighted by the target asset allocations. An incremental amount for active plan asset management and diversification, where appropriate, is included in the rate of return assumption. The return assumption is reviewed annually.

     The rate of compensation increase represents the long-term assumption for expected increases to salaries for pay-related plans. The accompanying disclosures include pension obligations associated with businesses classified as discontinued operations.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table reconciles the change in the PBO, the change in plan assets and amounts included in the consolidated balance sheet for the years ended September 30, 2011 and 2010, respectively (in millions):

	2011			2010
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
PBO — beginning of year	$1,201	$762	$1,963	$1,047	$806	$1,853
Service cost	5	2	7	6	10	16
Interest cost	57	36	93	58	37	95
Participant contributions	—	1	1	—	2	2
Actuarial loss (gain)	19	(27)	(8)	154	42	196
Divestitures (1)	—	(38)	(38)	—	(78)	(78)
Benefit payments	(64)	(36)	(100)	(64)	(45)	(109)
Foreign currency rate changes	—	(2)	(2)	—	(12)	(12)
PBO — end of year	1,218	698	1,916	1,201	762	1,963
Change in plan assets
Fair value of assets — beginning of year	765	589	1,354	726	610	1,336
Actual return on plan assets	57	15	72	60	45	105
Employer contributions	5	30	35	43	37	80
Participant contributions	—	1	1	—	2	2
Divestitures (1)	—	—	—	—	(57)	(57)
Benefit payments	(64)	(36)	(100)	(64)	(45)	(109)
Foreign currency rate changes	—	(3)	(3)	—	(3)	(3)
Fair value of assets — end of year	763	596	1,359	765	589	1,354
Funded status	$(455)	$(102)	$(557)	$(436)	$(173)	$(609)
____________________
(1)	The decrease in PBO and fair value of assets represents the net pension liabilities of Body Systems and MSSC which were assumed by the buyers as part of the sale transactions that closed in fiscal years 2011 and 2010, respectively (see Note 3).

     Amounts included in the consolidated balance sheet at September 30 are comprised of the following (in millions):

	2011			2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Non-current assets	$—	$10	$10	$—	$9	$9
Current liabilities	(5)	(3)	(8)	(5)	(3)	(8)
Retirement benefits-non-current	(450)	(109)	(559)	(431)	(179)	(610)
Net amount recognized	$(455)	$(102)	$(557)	$(436)	$(173)	$(609)

     The following tables summarize the amounts included in Accumulated Other Comprehensive Loss net of tax related to pension liabilities as of September 30, 2011 and 2010 and changes recognized in Other Comprehensive Loss net of tax for the year ended September 30, 2011.

	Net Actuarial Loss
	U.S.	Non-U.S.	Total
Balance at September 30, 2010	$512	$259	$771
Net acturial loss for the year	32	—	32
Amortization for the year	(32)	(8)	(40)
Divestiture of business	—	(9)	(9)
Balance at September 30, 2011	$512	$242	$754

Balance at September 30, 2009	$373	$248	$621
Net acturial loss for the year	163	39	202
Amortization for the year	(24)	(7)	(31)
Divestiture of business	—	(21)	(21)
Balance at September 30, 2010	$512	$259	$771

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The company estimates that $21 million of net actuarial losses will be amortized from accumulated other comprehensive loss into net periodic pension expense during fiscal year 2012. The non-current portion of the pension liability is included in Retirement Benefits in the consolidated balance sheet as follows (in millions):

	September 30,
	2011	2010
Pension liability (1)	$557	$587
Retiree medical liability — long term (see Note 19)	506	549
Other	33	26
Total retirement benefits	$1,096	$1,162
____________________
(1)	The table above excludes pension liabilities of $23 million for fiscal year 2010 which were recorded in liabilities of discontinued operations in the consolidated balance sheet.

     In accordance with FASB guidance, the PBO, accumulated benefit obligation (ABO) and fair value of plan assets is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases.

     Additional information is as follows (in millions):

	2011			2010
	ABO	Assets		ABO	Assets
	Exceeds	Exceed		Exceeds	Exceed
	Assets	ABO	Total	Assets	ABO	Total
PBO	$1,913	$3	$1,916	$1,959	$4	$1,963
ABO	1,911	3	1,914	1,948	4	1,952
Plan Assets	1,346	13	1,359	1,341	13	1,354

     The company adopted FASB guidance requiring new disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk for its fiscal year ended September 30, 2010. These new disclosures are included below.

   Investment Policy and Strategy

     The company’s primary investment objective for its pension plan assets is to generate a total investment return sufficient to meet present and future benefit payments while minimizing the company’s cash contributions over the life of the plans. In order to accomplish this objective, the company maintains target allocations to identify and manage exposures. The target asset allocation ranges for the U.S. plan are 30–50 percent equity investments, 30–50 percent fixed income investments and 10–30 percent alternative investments. Alternative investments include private equities, real estate, hedge funds and partnership interests. The target asset allocation ranges for the non-U.S. plans are 15–40 percent equity investments, 30–60 percent fixed income investments, 0–10 percent real estate and 15–40 percent alternative investments.

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

     The majority of pension plan assets are externally managed through active managers. Managers are only permitted to invest within established asset classes and follow the strategies for which they have been appointed. The company uses investment guidelines and reviews assets returns and investment decisions made by the managers to ensure that they are in accordance with the company’s strategies.

   Concentration of Risk

     The company seeks to mitigate risks relative to performance of the plan assets. Assets are invested in various classes with different risk and return characteristics in order to ensure that they are sufficient to pay benefits. The company’s investment strategies incorporate a return-seeking approach through equity and alternative investments, while seeking to minimize the volatility of the plans’ assets relative to its liabilities through investments in fixed income securities. The significant areas of risk related to these strategies include equity, interest rate, and operating risk.

     A portion of plan assets is allocated to equity and alternative investments that are expected, over time, to earn higher returns. Within this return seeking portfolio, asset diversification is utilized to reduce uncompensated risk.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Plan assets are also allocated to fixed income investments which seek to minimize interest rate risk volatility relative to pension liabilities. The fixed income portfolio partially matches the long-dated nature of the pension liabilities reducing interest rate risk. Interest rate decreases generally increase the value of fixed income assets, partially offsetting the related increase in the liabilities, while interest rate increases generally result in a decline in the value of fixed income assets while reducing the present value of the liabilities.

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
  Level 1 inputs use quoted prices in active markets for identical assets that the Plan has the ability to access.

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

    Following are descriptions, valuation methodologies and other information related to plan assets.

    Cash and cash equivalents: The fair value of cash and cash equivalents is valued at cost.

    Equity Securities: The overall equity category includes common and preferred stocks issued by U.S. and international companies as well as equity funds that invest in these instruments. All investments generally allow near-term (within 90 days of the measurement date)  liquidity and are held in issues that are actively traded to facilitate transactions at minimum cost. The aggregate equity portfolio is diversified to avoid exposure to any investment strategy, single economic sector, industry group, or individual security.

    The fair value of equity securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

    Equity investments allow liquidity opportunities, all falling within 90-day timeframe. Most of the U.S. equity investments allow daily redemptions, with some providing monthly liquidity or requiring a 30-day notice. Emerging and international equity investments allow for quarterly withdrawals.

    Fixed Income Securities: The overall fixed income category includes U.S. dollar-denominated and international marketable bonds and convertible debt securities as well as fixed income funds that invest in these instruments. All assets generally allow near-term liquidity and are held in issues which are actively traded to facilitate transactions at minimum cost. The aggregate fixed income portfolio is diversified to avoid exposure to any investment strategy, maturity, issuer or credit quality.

    The fair value of fixed income securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

    U.S. fixed income typically offer daily liquidity, with only one Level 3 investment allowing annual redemptions. International and emerging fixed income investment vehicles generally provide daily liquidity.

    Commingled Funds: The fair value of commingled funds is accounted for by a custodian. The custodian obtains valuations from underlying managers based on market quotes for the most liquid assets and alternative methods for assets that do not have sufficient trading activity to derive prices. The company and custodian review the methods used by the underlying managers to value the assets.

    Real Estate: Real estate provides an indirect investment into a diversified and multi-sector portfolio of property assets. The fair value of real estate investments is valued by the fund managers. The fund managers value the real estate investments via independent third-party appraisals on a periodic basis. Assumptions used to revalue the properties are updated every quarter. For the component of the real estate portfolio under development, the investments are carried at cost until they are completed and valued by a third-party appraiser.

    Due to the long-term nature of real estate investments, liquidity is provided on a quarterly to semi-annual basis. These investments were classified accordingly to reflect these restrictions.

    Partnerships/Private Equity: This category includes investments in private equity and hedge funds.  Such investments may be made directly or through pooled funds, including fund of funds structures. The fair market value of the company’s interest in partnerships and private equity is valued by the fund managers. The valuation is based on the net present value of observable inputs (dividends, cash flows, earnings, etc.) which are discounted by applicable discount rates. The company and custodian review the methods used by the underlying managers to value the assets.

    Most of these investments offer quarterly redemption opportunities. Some partnerships and private equity investments, due to the nature of their investment strategy and underlying holdings, offer less frequent liquidity. When available, liquidity events are closely evaluated.

    The valuation methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The fair value of plan assets at September 30, 2011 by asset category is as follows (in millions):

U.S. Plans	2011
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
U.S. – Large cap	$101	$—	$—	$101
U.S. – Small cap	21	—	—	21
Emerging equity	11	22	—	33
Private equity	—	—	40	40
International equity	74	4	—	78
Partnerships – equity	—	61	—	61
Total equity investments	$207	$87	$40	$334
Fixed income investments
U.S. fixed income	$243	$—	$—	$243
Emerging fixed income	—	14	—	14
International fixed income	27	—	—	27
U.S. high yield	—	–	10	10
Partnerships fixed income	—	5	4	9
Total fixed income	$270	$19	$14	$303
Alternatives – Partnerships	—	75	47	122
Cash and cash equivalents	—	4	—	4
Total assets at fair value	$477	$185	$101	$763

Non-U.S. Plans	2011
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
International equity	$—	$164	$—	$164
U.S. equity	—	1	—	1
Total equity investments	$—	$165	$—	$165
Fixed income investments
Government bonds	$—	$127	$—	$127
Corporate bonds	—	120	—	120
Other fixed income investments	—	67	—	67
Total fixed income	$—	$314	$	$314
Real estate	—	—	49	49
Commingled funds	—	8	—	8
Alternative investments	—	—	55	55
Cash and cash equivalents	—	5	—	5
Total assets at fair value	$—	$492	$104	$596

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The fair value of plan assets at September 30, 2010 by asset category is as follows (in millions):

U.S. Plans	2010
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
U.S. – Large cap	$65	$10	$—	$75
U.S. – Small cap	7	—	—	7
International equity	39	10	—	49
Private equity	—	—	32	32
Total equity investments	111	20	32	163
Fixed income investments
U.S. fixed income	136	5	—	141
U.S. high yield	—	15	—	15
Emerging fixed income	—	4	—	4
Total fixed income	136	24	—	160
Commingled funds (1)	—	297	—	297
Alternatives – Partnerships	—	102	9	111
Cash and cash equivalents	34	—	—	34
Total assets at fair value	$281	$443	$41	$765

Non-U.S. Plans	2010
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
International equity	$—	$175	$—	$175
Fixed income investments
Government bonds	—	113	—	113
Corporate bonds	—	122	—	122
Total fixed income	—	235	—	235
Commingled funds (1)	—	90	—	90
Alternative Investments	—	—	40	40
Real estate	—	—	41	41
Cash and cash equivalents	8	—	—	8
Total assets at fair value	$8	$500	$81	$589
____________________
(1)	Commingled funds primarily represent shares invested in open ended balanced mutual funds that invest in the public equity and fixed income markets across the globe. During fiscal year 2011, the U.S. plan and a non-U.S. plan transitioned their investments in the commingled Fund into an asset portfolio comprised of equity, Fixed income and alternative investments.

   Unfunded Commitment

    As of September 30, 2011, the U.S. plan had $28 million of unfunded investment commitments related to plan assets. The majority of this amount is attributed to a new partnership investment that the plan will invest in gradually over the course of several years. Non-U.S. plans currently do not have any unfunded commitments.

    The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2011 (in millions):

U.S. Plans	2011
		Return on
		Plan Assets:
		Attributable
	Fair Value	to Assets Held			Net Transfers		Fair Value at
	at October	at September			Into (Out of)		September 30,
	1, 2010	30, 2011	Purchases	Settlements	Level 3	Other	2011
Asset Category
Private equity	$32	$6	$2	$—	$—	$—	$40
U.S. high yield	—	(5)	—	—	—	15	10
Partnerships –
fixed income	—	1	—	(3)	—	6	4
Alternatives –
Partnerships	9	(4)	10	—	—	32	47

Total Level 3 fair value	$41	$(2)	$12	$(3)	$—	$53	$101

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-U.S. Plans	2011
		Return on Plan
		Assets:
		Attributable to
	Fair Value	Assets Held at				Fair Value at
	at October	September 30,			Net Transfers Into	September 30,
	1, 2010	2011	Purchases	Settlements	(Out of) Level 3	2011
Asset Category
Real estate	$41	$8	$—	$—	$—	$49
Alternative investments	40	—	23	(8)	—	55

Total Level 3 fair value	$81	$8	$23	$(8)	$—	$104

    The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2010 (in millions):

U.S. Plans	2010
		Return on Plan
		Assets:
		Attributable to
	Fair Value	Assets Held at				Fair Value at
	at October	September 30,			Net Transfers Into	September 30,
	1, 2009	2010	Purchases	Settlements	(Out of) Level 3	2010
Asset Category
Private equity	$27	$4	$2	$(1)	$—	$32
Alternatives –
Partnerships	9	(1)	1	—	—	9

Total Level 3 fair value	$36	$3	$3	$(1)	$—	$41

Non-U.S. Plans	2010
		Return on Plan
		Assets:
		Attributable to
	Fair Value	Assets Held at				Fair Value at
	at October	September 30,			Net Transfers Into	September 30,
	1, 2009	2010	Purchases	Settlements	(Out of) Level 3	2010
Asset Category
Real estate	$12	$5	$24	$—	$—	$41
Alternative investments	—	1	39	—	—	40

Total Level 3 fair value	$12	$6	$63	$—	$—	$81

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of net periodic pension expense are as follows (in millions):

	2011	2010	2009
Service cost	$7	$16	$18
Interest cost	93	95	102
Assumed rate of return on plan assets	(114)	(113)	(116)
Amortization of —
Prior service cost (1)	—	(6)	—
Actuarial losses	40	37	19
Special termination benefits (2)	—	—	21
Net periodic pension expense – total company	26	29	44
Less: Net periodic pension expense of discontinued operations	2	7	14
Net periodic pension expense included in continuing operations	$24	$22	$30

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

     Information about the expected cash flows for the U.S. and non-U.S. pension plans is as follows (in millions):

	U.S.	Non U.S.	Total
Expected employer contributions:
Fiscal 2012	$43	$32	$75
Expected benefit payments:
Fiscal 2012	67	38	105
Fiscal 2013	68	52	120
Fiscal 2014	68	40	108
Fiscal 2015	70	41	111
Fiscal 2016	71	42	113
Fiscal 2017-2021	373	227	600

     The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans, including company matching contributions, was $14 million, $10 million and $3 million for fiscal years 2011, 2010 and 2009, respectively.

21. INCOME TAXES

     The income tax provisions were calculated based upon the following components of income (loss) before income taxes (in millions):

	2011	2010	2009
U.S. income (loss)	$(79)	$(67)	$(34)
Foreign income (loss)	238	143	(18)
Total	$159	$76	$(52)

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The components of the benefit (provision) for income taxes are summarized as follows (in millions):

	2011	2010	2009
Current tax benefit (expense):
U.S.	$14	$1	$1
Foreign	(63)	(64)	(26)
State and local	(3)	(1)	(2)
Total current tax expense	(52)	(64)	(27)
Deferred tax benefit (expense):

U.S.	(4)	(7)	(557)
Foreign	(21)	22	(86)
State and local	—	1	2
Total deferred tax benefit (expense)	(25)	16	(641)
Income tax benefit (expense)	$(77)	$(48)	$(668)

     The deferred tax expense or benefit represents tax effects of current year deductions or items of income that will be recognized in future periods for tax purposes. The U.S. current tax benefit in fiscal year 2011 primarily relates to the impact of measurement of the company’s postretirement benefits. The deferred tax expense in fiscal year 2011 primarily relates to recording the expense in certain jurisdictions where net operating losses are being utilized. The deferred tax benefit in fiscal year 2010 primarily represents the tax benefit of a valuation allowance reversal. The deferred tax expense in fiscal year 2009 primarily represents the establishment of valuation allowances.

     Net current and non-current deferred income tax assets (liabilities) included in the consolidated balance sheet consist of the tax effects of temporary differences related to the following (in millions):

	September 30,
	2011	2010
Accrued compensation and benefits	$26	$34
Accrued product warranties	17	19
Inventory costs	17	11
Receivables	12	14
Accrued retirement medical costs	217	233
Pensions	180	205
Property	11	9
Loss and credit carryforwards	839	909
Other	64	32
Sub-total	1,383	1,466
Less: Valuation allowances	(1,255)	(1,217)
Deferred income taxes - asset	$128	$249

Taxes on undistributed income	$(81)	$(180)
Intangible assets	(78)	(72)
Debt basis difference	(25)	(28)
Deferred income taxes - liability	$(184)	$(280)
Net deferred income tax liabilities	$(56)	$(31)

     Net current and non-current deferred income tax assets (liabilities) are included in the consolidated balance sheet as follows (in millions):

	September 30,
	2011	2010
Other current assets (see Note 9)	$28	$46
Other current liabilities (see Note 13)	(4)	(6)
Net current deferred income taxes — asset	24	40

Other assets (see Note 11)	12	23
Other liabilities (see Note 14)	(92)	(94)
Net non-current deferred income taxes — liability	$(80)	$(71)

     In fiscal year 2009, the company recorded a charge of $644 million, of which $633 million was recorded in the first fiscal quarter, to establish valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100% owned subsidiaries in France, Germany, Italy, and Sweden and certain other countries. The company evaluates deferred income taxes quarterly to determine if valuation allowances are required. The company is required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more-likely-than-not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The company believed that these valuation allowances were required due to events and developments that occurred during the first quarter of fiscal year 2009. In conducting the first quarter 2009 analysis, the company utilized a consistent approach which considers its three-year historical cumulative income (loss) including an assessment of the degree to which any losses were driven by items that are unusual in nature and incurred in order to achieve profitability in the future. In addition, the company reviewed changes in near-term market conditions and other factors that arose during the period which impacted future operating results. Both positive and negative evidence were considered in the analysis. Significant negative evidence existed due to the ongoing deterioration of the global markets. The analysis for the first quarter of fiscal year 2009 showed a three-year historical cumulative loss in each of the U.S., France, Germany, Italy, and Sweden. The losses continued to exist even after adjusting the results to remove unusual items and charges, which is considered a significant factor in the analysis as it is objectively verifiable and therefore, significant negative evidence. In addition, the recent global market deterioration reduced the expected impact of tax planning strategies that were included in our analysis. Accordingly, based on a three-year historical cumulative loss, combined with significant and inherent uncertainty as to the timing of when the company would be able to generate the necessary level of earnings to recover its deferred tax assets in the U.S., France, Germany, Italy, and Sweden, the company concluded that valuation allowances were required. The company has maintained the valuation allowances recorded in the U.S., France, Germany, Italy, Sweden, and certain other jurisdictions as the company believes the negative evidence continues to outweigh the positive evidence as of September 30, 2011.

     The expiration periods for $839 million of deferred tax assets related to net operating losses and tax credit carryforwards are as follows: $33 million between fiscal years 2012 and 2016; $249 million between fiscal years 2017 and 2026; $269 million between fiscal years 2027 and 2031; and $288 million can be carried forward indefinitely. The company has provided valuation allowances on these deferred tax assets of approximately $32 million, $248 million, $265 million and $286 million, respectively. Realization of deferred tax assets representing net operating loss carryforwards for which a valuation allowance has not been provided is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of such deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if the company is unable to generate sufficient future taxable income during the carryforward period.

     For fiscal years 2011 and 2010, no provision has been made for U.S., state or additional foreign income taxes related to approximately $503 million and $605 million, respectively, of undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

     The company’s benefit (provision) for income taxes was different from the benefit (provision) for income taxes at the U.S. statutory rate for the reasons set forth below (in millions):

	2011	2010	2009
Benefit (expense) for income taxes at statutory tax rate of 35%	$(56)	$(26)	$18
State and local income taxes	(3)	2	2
Taxes on foreign income	34	18	8
Judicial decisions	—	11	—
Tax benefits allocated to loss from continuing operations	14	—	2
Goodwill	(6)	(6)	(6)
Nondeductible expenses	(17)	(10)	(7)
Valuation allowances	(43)	(41)	(689)
Other	—	4	4
Income tax expense	$(77)	$(48)	$(668)

     Income tax expense (benefit) is allocated between continuing operations, discontinued operations and other comprehensive income (OCI). Such allocation is applied by tax jurisdiction, and in periods in which there is a pre-tax loss from continuing operations and pre-tax income in another category, such as discontinued operations or OCI, income tax expense is first allocated to the other sources of income, with a related benefit recorded in continuing operations. Income tax expense in fiscal year 2011 was favorably impacted by a $14 million tax benefit recorded in continuing operations that was required to offset a tax expense recorded against the income in other comprehensive loss resulting from the year-end re-measurement of our retiree healthcare obligations.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In fiscal year 2010, the company reduced liabilities for uncertain tax positions as a result of certain judicial decisions.

     Total amount of gross unrecognized tax benefits the company recorded in accordance with FASB ASC Topic 740 as of September 30, 2011 was $109 million, of which $19 million represents the amount, if recognized, would favorably affect the effective income tax rate in future periods.

     A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows (in millions):

	2011	2010	2009
Balance at beginning of the period	$111	$104	$131
Additions to tax positions recorded during the current year	9	9	8
Additions to tax positions recorded during the prior year	13	—	—
Reduction to tax position recorded in prior years	(21)	(11)	(35)
Reductions to tax positions due to lapse of statutory limits	(2)	(1)	(3)
Translation, other	(1)	10	3
Balance at end of the period	$109	$111	$104

     The company’s continuing practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the consolidated statement of operations. At September 30, 2011 and September 30, 2010, the company recorded $6 million of interest on uncertain tax positions in the consolidated balance sheet. In addition, penalties of $4 million and $6 million were recorded at September 30, 2011 and September 30, 2010, respectively. The impact on tax expense related to penalties for September 30, 2011 and September 30, 2010 was $2 million and $5 million respectively. The amount was immaterial for fiscal year 2009. Interest was immaterial for all periods presented.

     The company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. The company’s U.S. federal income tax returns for fiscal years 2008 and 2009 are currently under audit. The company’s Canadian federal income tax returns for fiscal years 2003 through 2005 and 2008 through 2009 are currently under audit. The company’s Brazil subsidiary is currently under audit for calendar year 2004. The company’s Italian subsidiary is currently under audit for fiscal year 2009. In addition, the company is under audit in various U.S. state tax jurisdictions for various years. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could significantly change the company’s unrecognized tax benefits during the next twelve months. Due to the expected expiration of the statute of limitations in several jurisdictions, the company estimates that the unrecognized tax benefits could decrease during the next twelve months between $2 million and $4 million.

     In addition to the audits listed above, the company has open tax years primarily from 1999-2010 with various significant taxing jurisdictions including the United States, Brazil, Canada, France, Germany, Mexico and the U. K. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The company has recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The company has been designated as a potentially responsible party at eight Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2011 to be approximately $19 million, of which $2 million is recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that maybe required if current actions are deemed inadequate by the regulators. Environmental remediation costs recorded with respect to the Superfund sites were $2 million and $1 million in fiscal years 2011 and 2010, respectively, and not significant in fiscal year 2009.

     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2011 to be approximately $37 million, of which $15 million is recorded as a liability. During fiscal year 2011, the company recorded environmental remediation costs of $4 million with respect to these matters, resulting from revised estimates to remediate these sites.

     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of five percent and is approximately $5 million at September 30, 2011. The undiscounted estimate of these costs is approximately $9 million.

     Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

		Non-Superfund
	Superfund Sites	Sites	Total
Balance at September 30, 2010	$3	$18	$21
Payments	(3)	(7)	(10)
Change in cost estimates (1)	2	4	6
Balance at September 30, 2011	$2	$15	$17

____________________
(1)	There was $2 million, $6 million and $1 million of environmental remediation costs recognized in other operating expense in the consolidated statement of operations in fiscal years 2011, 2010 and 2009, respectively. In addition, $4 million of environmental remediation costs were recorded in loss from discontinued operations in the consolidated statement of operations for the fiscal year ended September 30, 2011.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Asbestos

     Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 21,000 and 26,000 pending asbestos-related claims at September 30, 2011 and 2010, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2011	2010
Pending and future claims	$77	$67
Asbestos-related insurance recoveries	67	57

     A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 9, 11, 13 and 14).

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

     Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next ten years of $73 million to $83 million. After consultation with Bates White, Maremont determined that as of September 30, 2011, the most likely and probable liability for pending and future claims over the next ten years is $73 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Assumptions: The following assumptions were made by Maremont after consultation with Bates White and are included in their study:
  Pending and future claims were estimated for a ten-year period ending in fiscal year 2021. The ten-year assumption is considered appropriate as Maremont has reached certain longer-term agreements with key plaintiff law firms and filings of mesothelioma claims have been relatively stable over the last few years resulting in an improvement in the reliability of future projections over a longer time period;

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
     Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $67 million as of September 30, 2011. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

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

     Rockwell International (Rockwell) — ArvinMeritor, Inc. (AM), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. Currently there are thousands of claimants in lawsuits that name AM, together with many other companies, as defendants. However, the company does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liabilities. A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will likely never identify any of Rockwell’s products. For those claimants who do show that they worked with Rockwell’s products, management nevertheless believes it has meritorious defenses, in substantial part due to the integrity of the products involved and the lack of any impairing medical condition on the part of many claimants. The company defends these cases vigorously. Historically, AM has been dismissed from the vast majority of similar claims filed in the past with no payment to claimants.

     The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. After consultation with Bates White, the company determined that as of September 30, 2011 and 2010 the probable liability for pending and future claims over the next four years is $19 million and $17 million, respectively. The accrual estimates are based on historical data and certain assumptions with respect to events that may occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims beyond four years. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are currently being disputed. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. Based on consultation with advisors and underlying analysis performed by management, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $9 million at September 30, 2011 and 2010, respectively. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

    On March 4, 2010, Gordon Bankhead and his spouse filed suit in Superior Court for Alameda County, California, against more than 40 defendants that Mr. Bankhead claims manufactured or supplied asbestos-containing products he allegedly was exposed to during his career as a janitor; as an ordnance specialist in the National Guard; and as an automotive parts-man. By the time trial began on October 27, 2010, Mr. and Mrs. Bankhead had settled with all defendants except for the company and three other defendants. The claims against these four defendants were limited to Mr. Bankhead’s work as an automotive parts-man. On December 23, 2010, the jury ruled against all four defendants, including the company. The company was assessed $375,000 in compensatory damages for which it has recorded a liability at September 30, 2011.  Additionally, the company was assessed $4.5 million in punitive damages. The company has filed an appeal on the punitive damages award to the California Court of Appeals. Possible outcomes of the appeal include vacating the damages award in its entirety, reducing the award, affirming the award in its entirety or remanding the case back to the trial court. Accordingly, the possible estimated range of loss is $0 to $4.5 million. However, given the uncertainty associated with litigation including the appeal process, the company is unable to determine an estimate within that range which is considered more probable than others and accordingly has not recorded any liability at September 30, 2011. As a consequence of the uncertain outcome of the appeal process, the company is unable to estimate the impact, if any, the resolution of this matter may have on its liability for pending and future claims at September 30, 2011.

   Indemnifications

     In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. During the second quarter of fiscal year 2011, the company recorded a $4 million charge to increase the liability based on current demographic data. This amount is included in loss from discontinued operations in the accompanying consolidated statement of operations. The estimated liability for this matter was approximately $23 million and $21 million at September 30, 2011 and September 30, 2010, respectively.

     The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration. The company’s maximum obligations under these indemnifications cannot be reasonably estimated. The company is not aware of any claims or other information that would give rise to material payments under such indemnifications. The company provided additional indemnifications in connection with the sale of its Body Systems business and its 57 percent interest in MSSC (see Note 3).

   Other

     On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that twelve filter manufacturers, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The cases have been consolidated into a multi-district litigation proceeding in Federal court for the Northern District of Illinois. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. On May 25, 2010, the Office of the Attorney General for the State of Washington informed the company that it also was investigating the allegations raised in these suits. On August 9, 2010, the County of Suffolk, New York, filed a complaint in the Eastern District of New York based on the same allegations. The case has been transferred to the multi-district litigation proceeding in Illinois. On April 14, 2011, the judge in that multi-district litigation granted a stay on discovery and depositions until July 25, 2011. The stay was subsequently extended until August 23, 2011 and, on October 12, 2011, was further extended pending the courts ruling on various motions. The company intends to vigorously defend the claims raised in all of these actions. The company is unable to estimate a range of exposure, if any, at this time.

     In addition, various lawsuits, claims and proceedings, other than those specifically disclosed in the consolidated financial statements, have been or may be instituted or asserted against the company, relating to the conduct of the company’s business, including those pertaining to product liability, warranty or recall claims, intellectual property, safety and health, contract and employment matters. Although the outcome of other litigation cannot be predicted with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters that are pending will not have a material effect on the company’s business, financial condition or results of operations.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. BUSINESS SEGMENT INFORMATION

     The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s chief operating decision maker (CODM) is the Chief Executive Officer.

     The company has three reportable segments at September 30, 2011, as follows:
  The Commercial Truck segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, primarily for medium- and heavy-duty trucks in North America, South America and Europe;

  The Industrial segment supplies drivetrain systems including axles, brakes, drivelines and suspensions for off-highway, military, construction, bus and coach, fire and emergency and other industrial applications. This segment also includes the company’s OE businesses in Asia Pacific, including all on- and off-highway activities; and

  The Aftermarket & Trailer segment supplies axles, brakes, drivelines, suspension parts and other replacement and remanufactured parts, including transmissions, to commercial vehicle aftermarket customers. This segment also supplies a wide variety of undercarriage products and systems for trailer applications in North America.
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

     Segment information is summarized as follows (in millions):

	Commercial		Aftermarket &
	Truck	Industrial	Trailer	Elims	Total
Fiscal year 2011 Sales:
External Sales	$2,585	$1,031	$1,006	$—	$4,622
Intersegment Sales	221	82	14	(317)	—
Total Sales	$2,806	$1,113	$1,020	$(317)	$4,622

Fiscal year 2010 Sales:
External Sales	$1,739	$890	$901	$—	$3,530
Intersegment Sales	221	61	8	(290)	—
Total Sales	$1,960	$951	$909	$(290)	$3,530

Fiscal year 2009 Sales:
External Sales	$1,348	$778	$894	$—	$3,020
Intersegment Sales	218	110	7	(335)	—
Total Sales	$1,566	$888	$901	$(335)	$3,020

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment EBITDA:	2011	2010	2009
Commercial Truck	$171	$85	$(38)
Industrial	74	94	135
Aftermarket & Trailer	113	83	104
Segment EBITDA	358	262	201
Unallocated legacy and corporate expense, net (1)	(11)	(2)	(11)
Interest expense, net	(95)	(106)	(93)
Provision for income taxes	(77)	(48)	(668)
Depreciation and amortization	(66)	(69)	(70)
Loss on sale of receivables	(10)	(3)	(5)
Restructuring costs	(22)	(6)	(60)
Asset impairment	—	—	(14)
Other income, net	5	—	—
Noncontrolling interests	(17)	(14)	(9)
Income (loss) from continuing operations attributable to Meritor, Inc.	$65	$14	$(729)

____________________
(1)	Unallocated legacy and corporate expense, net represents items that are not directly related to our business segments primarily include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability. In fiscal year 2010 the company recognized approximately $7 million of income as a result of the pension curtailment triggered by the freeze of the company’s U.K. pension plan, of which $6 million is included in unallocated legacy and corporate expense, net.

Depreciation and Amortization:	2011	2010	2009
Commercial Truck	$50	$54	$53
Industrial	10	10	10
Aftermarket & Trailer	6	5	7
Total depreciation and amortization	$66	$69	$70

Capital Expenditures:	2011	2010	2009
Commercial Truck	$72	$29	$68
Industrial	24	16	10
Aftermarket & Trailer	9	10	4
Total capital expenditures	$105	$55	$82

Segment Assets:	2011	2010
Commercial Truck	$1,482	$1,207
Industrial	470	397
Aftermarket & Trailer	504	506
Total segment assets	2,456	2,110
Corporate(1)	483	566
Discontinued operations	4	341
Less: Accounts receivable sold under off-balance sheet factoring programs(2)	(280)	(138)
Total assets	$2,663	$2,879

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____________________
(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)	At September 30, 2011 and September 30, 2010, segment assets include $280 million and $138 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable and factoring programs (See Note 6). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

     Sales by geographic area are based on the location of the selling unit. Information on the company’s geographic areas is summarized as follows (in millions):

Sales by Geographic Area:
	2011	2010	2009
U.S.	$1,513	$1,365	$1,517
Canada	100	87	91
Mexico	597	337	192
Total North America	2,210	1,789	1,800
Sweden	427	253	204
France	264	193	194
Other Europe	323	249	222
Total Europe	1,014	695	620

China	312	245	170
India	240	153	57
Other Asia Pacific	100	101	70
South America, primarily Brazil	746	547	303
Total sales	$4,622	$3,530	$3,020

Assets by Geographic Area (excludes assets of discontinued operations):
	2011	2010
U.S.	$1,158	$975
Canada	72	87
Mexico	183	144
Total North America	1,413	1,206
Sweden	134	109
Switzerland	137	131
France	87	98
Other Europe	197	339
Total Europe	555	677
China	207	176
Other Asia Pacific	122	142
South America, primarily Brazil	362	337
Total	$2,659	$2,538

     Sales to AB Volvo represented approximately 24 percent, 21 percent and 21 percent of the company’s sales in each of fiscal years 2011, 2010 and 2009, respectively. Sales to Daimler AG represented approximately 11 percent, 9 percent and 10 percent of the company’s sales in fiscal years 2011, 2010 and 2009, respectively. Sales to Navistar International Corporation represented approximately 11 percent, 11 percent and 14 percent of the company’s sales in fiscal years 2011, 2010 and 2009, respectively. No other customer comprised 10 percent or more of the company’s sales in any of the three fiscal years ended September 30, 2011.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a condensed summary of the company’s unaudited quarterly results of continuing operations for fiscal years 2011 and 2010. Amounts related to prior quarters have been recast to reflect EU Trailer in discontinued operations (see Note 3). Per share amounts are based on the weighted average shares outstanding for that quarter. Earnings per share for the year may not equal the sum of the four fiscal quarters’ earnings per share due to changes in basic and diluted shares outstanding.

	2011 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2011
	(In millions, except share related data)
Sales	$957	$1,176	$1,272	$1,217	$4,622
Cost of sales	(852)	(1,058)	(1,137)	(1,099)	(4,146)
Gross Margin	105	118	135	118	476
Provision for income taxes	(20)	(21)	(28)	(8)	(77)
Net Income	2	22	22	34	80
Income (loss) from continuing operations attributable to
Meritor, Inc.	(6)	6	27	38	65
Net income (loss) attributable to Meritor, Inc.	(2)	17	17	31	63
Basic income (loss) per share from continuing operations	$(0.07)	$0.07	$0.29	$0.40	$0.69
Diluted income (loss) per share from continuing operations	$(0.07)	$0.06	$0.29	$0.40	$0.67

     The company recognized restructuring costs in its continuing operations during fiscal year 2011 as follows: $3 million in the first quarter, $5 million in the second quarter, $7 million in the third quarter and $7 million in the fourth quarter (see Note 5). Net income in the second quarter included an after-tax gain on sale of businesses of $19 million. In addition, the company recorded restructuring costs associated with its discontinued operations of $6 million and $2 million during the second and fourth quarters, respectively, in connection with the closure of EU Trailer business. During the third quarter, the company recognized a $5 million non-operating gain in continuing operations on the collection of a note receivable related to a previously sold business (see Note 7).

	2010 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2010
	(In millions, except share related data)
Sales	$787	$853	$949	$941	$3,530
Cost of sales	(696)	(755)	(831)	(823)	(3,105)
Gross Margin	91	98	118	118	425
Provision for income taxes	(10)	—	(21)	(17)	(48)
Net Income	3	17	1	5	26
Net income (loss) from continuing operations attributable to
Meritor, Inc.	(1)	10	(4)	9	14
Net income (loss) attributable to Meritor, Inc.	—	13	(3)	2	12
Basic income (loss) per share from continuing operations	$(0.01)	$0.13	$(0.04)	$0.09	$0.16
Diluted income (loss) per share from continuing operations	$(0.01)	$0.13	$(0.04)	$0.09	$0.16

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

25. OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended September 30,
	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$80	$26	$(1,176)
Less: loss from discontinued operations, net of tax	(2)	(2)	(456)
Income (loss) from continuing operations	82	28	(720)
Adjustments to income (loss) from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	66	69	70
Deferred income tax expense (benefit)	25	(16)	641
Restructuring costs	22	6	60
Asset impairment charges	—	—	14
Loss on debt extinguishment, net	—	13	—
Equity in earnings of affiliates	(70)	(48)	(15)
Stock compensation expense	7	7	10
Provision for doubtful accounts	3	5	10
Pension and retiree medical expense	71	81	68
Dividends received from equity method investments	45	11	25
Pension and retiree medical contributions and settlements	(71)	(114)	(93)
Restructuring payments	(13)	(14)	(27)
Proceeds from terminations of interest rate swaps	—	7	—
Interest proceeds on note receivable	—	12	—
Changes in off-balance sheet receivable securitization and factoring programs	144	63	(245)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations:
Receivables	(259)	(174)	454
Inventories	(96)	(63)	85
Accounts payable	178	180	(335)
Other current assets and liabilities	(21)	117	(94)
Other assets and liabilities	(15)	(23)	(64)
Operating cash flows provided by (used for) continuing operations	98	147	(156)
Operating cash flows provided by (used for) discontinued operations	(57)	64	(139)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$41	$211	$(295)

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2011	2010	2009
	(In millions)
Balance sheet data:
Allowance for doubtful accounts	$5	$6	$10
Statement of operations data:
Maintenance and repairs expense	51	43	37
Research, development and engineering expense	73	66	52
Depreciation expense	61	65	65
Rental expense	19	15	18
Interest income	3	7	5
Interest expense	(98)	(113)	(98)
Statement of cash flows data:
Interest payments	85	101	92
Income tax payments, net of refunds	45	45	27
Non-cash investing activities - capital asset additions	13	6	3

26. SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Fiscal Year Ended September 30, 2011
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$1,513	$3,109	$—	$4,622
Subsidiaries	—	144	81	(225)	—
Total sales	—	1,657	3,190	(225)	4,622
Cost of sales	(58)	(1,513)	(2,800)	225	(4,146)
GROSS MARGIN	(58)	144	390	—	476
Selling, general and administrative	(87)	(82)	(109)	—	(278)
Restructuring costs	(6)	—	(16)	—	(22)
Other operating expense	(2)	—	—	—	(2)
OPERATING INCOME (LOSS)	(153)	62	265	—	174
Equity in earnings of affiliates	—	38	32	—	70
Other income (expense), net	37	27	(54)	—	10
Interest income (expense), net	(121)	27	(1)	—	(95)
INCOME (LOSS) BEFORE INCOME TAXES	(237)	154	242	—	159
Provision for income taxes	—	9	(86)	—	(77)
Equity income from continuing operations of subsidiaries	302	125	—	(427)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	65	288	156	(427)	82
INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
net of tax	(2)	$24	$28	$(52)	$(2)
Net income	63	312	184	(479)	80
Less: Net income attributable to noncontrolling interests	—	—	(17)	—	(17)

NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$63	$312	$167	$(479)	$63

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Fiscal Year Ended September 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$1,365	$2,165	$—	$3,530
Subsidiaries	—	120	66	(186)	—
Total sales	—	1,485	2,231	(186)	3,530
Cost of sales	(55)	(1,279)	(1,957)	186	(3,105)
GROSS MARGIN	(55)	206	274	—	425
Selling, general and administrative	(110)	(76)	(95)	—	(281)
Restructuring costs	—	—	(6)	—	(6)
Other operating expense	(3)	—	(3)	—	(6)
OPERATING INCOME (LOSS)	(168)	130	170	—	132
Equity in earnings of affiliates	—	22	26	—	48
Other income (expense), net	—	18	(16)	—	2
Interest income (expense), net	(121)	38	(23)	—	(106)
INCOME (LOSS) BEFORE INCOME TAXES	(289)	208	157	—	76
Provision for income taxes	—	(6)	(42)	—	(48)
Equity loss from continuing operations of subsidiaries	303	93	—	(396)	—
LOSS FROM CONTINUING OPERATIONS	14	295	115	(396)	28
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2)	(18)	34	(16)	(2)
Net loss	12	277	149	(412)	26
Less: Net income attributable to noncontrolling interests	—	—	(14)	—	(14)

NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$12	$277	$135	$(412)	$12

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Fiscal Year Ended September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$1,518	$1,502	$—	$3,020
Subsidiaries	—	91	128	(219)	—
Total sales	—	1,609	1,630	(219)	3,020
Cost of sales	(45)	(1,360)	(1,531)	219	(2,717)
GROSS MARGIN	(45)	249	99	—	303
Selling, general and administrative	(67)	(57)	(78)	—	(202)
Restructuring costs	(6)	(7)	(47)	—	(60)
Asset impairments	(6)	(8)	—	—	(14)
Other operating expense	(1)	—	—	—	(1)
OPERATING INCOME (LOSS)	(125)	177	(26)	—	26
Equity in earnings of affiliates	—	3	12	—	15
Other income (expense), net	53	8	(61)	—	—
Interest income (expense), net	(124)	45	(14)	—	(93)
INCOME (LOSS) BEFORE INCOME TAXES	(196)	233	(89)	—	(52)
Benefit (provision) for income taxes	(439)	(124)	(105)	—	(668)
Equity income (loss) from continuing operations of
subsidiaries	(94)	(206)	—	300	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(729)	(97)	(194)	300	(720)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
net of tax	(459)	$(499)	(81)	583	(456)
Net income (loss)	(1,188)	(596)	(275)	883	(1,176)
Less: Net income attributable to noncontrolling interests	—	—	(12)	—	(12)

NET LOSS ATTRIBUTABLE TO MERITOR, INC.	$(1,188)	$(596)	$(287)	$883	$(1,188)

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	September 30, 2011
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$92	$4	$121	$—	$217
Receivables, net	1	24	687	—	712
Inventories	—	181	279	—	460
Other current assets	6	17	43	—	66
Assets of discontinued operations	—	—	4	—	4
TOTAL CURRENT ASSETS	99	226	1,134	—	1,459
NET PROPERTY	9	138	274	—	421
GOODWILL	—	275	156	—	431
OTHER ASSETS	44	179	129	—	352
INVESTMENTS IN SUBSIDIARIES	1,265	154	—	(1,419)	—
TOTAL ASSETS	$1,417	$972	$1,693	$(1,419)	$2,663

CURRENT LIABILITIES
Short-term debt	$84	$—	$—	$—	$84
Accounts payable	52	225	564	—	841
Other current liabilities	92	67	168	—	327
Liabilities of discontinued operations	—	—	1	—	1
TOTAL CURRENT LIABILITIES	228	292	733	—	1,253
LONG-TERM DEBT	942	—	8	—	950
RETIREMENT BENEFITS	953	—	143	—	1,096
INTERCOMPANY PAYABLE (RECEIVABLE)	202	(820)	618	—	—
OTHER LIABILITIES	87	165	73	—	325
NONCONTROLLING INTERESTS	—	—	34	—	34
EQUITY (DEFICIT) ATTRIBUTABLE TO
MERITOR, INC.	(995)	1,335	84	(1,419)	(995)
TOTAL LIABILITIES AND EQUITY
(DEFICIT)	$1,417	$972	$1,693	$(1,419)	$2,663

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	September 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$47	$6	$290	$—	$343
Receivables, net	4	14	561	—	579
Inventories	—	148	234	—	382
Other current assets	17	20	39	—	76
Assets of discontinued operations	—	12	329	—	341
TOTAL CURRENT ASSETS	68	200	1,453	—	1,721
NET PROPERTY	10	122	257	—	389
GOODWILL	—	275	157	—	432
OTHER ASSETS	49	158	130	—	337
INVESTMENTS IN SUBSIDIARIES	1,011	154	—	(1,165)	—
TOTAL ASSETS	$1,138	$909	$1,997	$(1,165)	$2,879

CURRENT LIABILITIES
Short-term debt	$—	$—	$—	$—	$—
Accounts payable	36	186	448	—	670
Other current liabilities	109	106	143	—	358
Liabilities of discontinued operations	—	9	353	—	362
TOTAL CURRENT LIABILITIES	145	301	944	—	1,390
LONG-TERM DEBT	1,021	—	8	—	1,029
RETIREMENT BENEFITS	974	—	188	—	1,162
INTERCOMPANY PAYABLE (RECEIVABLE)	(41)	(473)	514	—	—
OTHER LIABILITIES	92	130	99	—	321
NONCONTROLLING INTERESTS	—	—	31	—	31
EQUITY (DEFICIT) ATTRIBUTABLE TO
MERITOR, INC.	(1,053)	951	213	(1,165)	(1,054)
TOTAL LIABILITIES AND EQUITY
(DEFICIT)	$1,138	$909	$1,997	$(1,165)	$2,879

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30, 2011
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$211	$33	$(203)	$—	$41

INVESTING ACTIVITIES
Capital expenditures	(3)	(42)	(60)	—	(105)
Other investing activities	—	2	—	—	2
Net cash flows used for discontinued operations	(18)	5	(56)	—	(69)
CASH USED FOR INVESTING ACTIVITIES	(21)	(35)	(116)	—	(172)

FINANCING ACTIVITIES
Other financing cash flows	6	—	—	—	6
Intercompany advances	(151)	—	151	—	—
CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES	(145)	—	151	—	6

EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	—	(1)	—	(1)

CHANGE IN CASH AND CASH EQUIVALENTS	45	(2)	(169)	—	(126)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	47	6	290	—	343
CASH AND CASH EQUIVALENTS AT END OF
YEAR	$92	$4	$121	$—	$217

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$(176)	$19	$368	$—	$211

INVESTING ACTIVITIES
Capital expenditures	(4)	(19)	(32)	—	(55)
Other investing activities	—	—	5	—	5
Net cash flows provided by discontinued operations	—	—	(14)	—	(14)
CASH PROVIDED BY (USED FOR) INVESTING
ACTIVITIES	(4)	(19)	(41)	—	(64)

FINANCING ACTIVITIES
Payments on revolving credit facility, net	(28)	—	—	—	(28)
Payments on account receivable securitization program	—	—	(83)	—	(83)
Proceeds from debt and stock issuance	454	—	—	—	454
Issuance and debt extinguishment costs	(45)	—	—	—	(45)
Repayment of notes	(193)	—	—	—	(193)
Intercompany advances	35	—	(35)	—	—
Other financing activities	(3)	—	7	—	4
Net financing cash flows used for discontinued
operations	—	—	(12)	—	(12)
CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES	220	—	(123)	—	97
EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	—	4	—	4

CHANGE IN CASH AND CASH EQUIVALENTS	40	—	208	—	248

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	7	6	82	—	95
CASH AND CASH EQUIVALENTS AT END OF
YEAR	$47	$6	$290	$—	$343

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Fiscal Year Ended September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES	$66	$5	$(366)	$—	$(295)

INVESTING ACTIVITIES
Capital expenditures	(1)	(26)	(55)	—	(82)
Other investing activities	6	—	3	—	9
Net cash flows provided by (used for) discontinued
operations	—	3	84	—	87
CASH PROVIDED BY (USED FOR) INVESTING
ACTIVITIES	5	(23)	32	—	14

FINANCING ACTIVITIES
Borrowings on revolving credit facility, net	28	—	—	—	28
Payments on prior accounts receivable securitization
program	—	—	(111)	—	(111)
Borrowings on new accounts receivable securitization
program	—	—	83	—	83
Repayment of notes and term loan	(83)	—	—	—	(83)
Payments on line of credit and other	(2)	—	(12)	—	(14)
Intercompany advances	(173)	—	173	—	—
Net financing cash flows provided by discontinued
operations	—	—	(1)		(1)
Cash dividends	(8)	—	—	—	(8)
CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES	(238)	—	132	—	(106)

EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	—	(15)	—	(15)

CHANGE IN CASH AND CASH EQUIVALENTS	(167)	(18)	(217)	—	(402)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	174	24	299	—	497
CASH AND CASH EQUIVALENTS AT END OF
YEAR	$7	$6	$82	$—	$95

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

     Meritor’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Meritor’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with accounting principles generally accepted in the United States of America.

     All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Meritor’s management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its internal control over financial reporting as of September 30, 2011. This evaluation was based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation and the criteria set forth by COSO, Meritor’s management concluded that the internal control over financial reporting maintained by the company, as of September 30, 2011, was effective.

     Deloitte & Touche LLP, Meritor’s independent registered public accounting firm, has issued an attestation report on Meritor’s internal control over financial reporting, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Meritor, Inc.
Troy, Michigan

We have audited the internal control over financial reporting of Meritor, Inc. and subsidiaries (the "Company") as of October 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15(a)(2) as of and for the year ended October 2, 2011 of the Company and our report dated November 23, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
November 23, 2011

Changes in Internal Control Over Financial Reporting

     Management, with the participation of the chief executive officer and chief financial officer, has evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011, and found no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     The information required by Item 10 regarding directors is incorporated by reference from the information under the caption Election of Directors – Information as to Nominees for Director and Continuing Directors in Meritor’s definitive Proxy Statement for its 2012 Annual Meeting (the “2012 Proxy Statement”), which will be filed within 120 days after Meritor’s fiscal year end. The information required by Item 10 regarding executive officers is set forth in Item 4A of Part I of this Form 10-K. The other information required by Item 10, including regarding the audit committee, audit committee financial expert disclosure and our code of ethics, is incorporated by reference from the information under the captions Code of Ethics, Board of Directors and Committees and Director Qualifications and Nominating Procedures in the 2012 Proxy Statement. Disclosure of delinquent Section 16 filers pursuant to Item 405 of Regulation S-K will not be contained in the 2012 Proxy Statement to the best of registrant’s knowledge.

Item 11. Executive Compensation.

     See the information under the captions Director Compensation and Executive Compensation in the 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

     See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2012 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

     The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2011, were as follows:

	(column a)			(column c)
	Number of securities		(column b)	Number of securities remaining
	to be issued upon		Weighted average	available for future issuance
	exercise of outstanding		exercise price of	under equity compensation plans
	options, warrants and		outstanding options,	(excluding securities reflected in
Plan Category	rights1		warrants and rights	column a)
Equity compensation plans approved by security holders	740,086		$16.25	3,539,759
Equity compensation plans not approved by security holders2	211,201	(3)	18.33	–
Total	951,287		16.71	3,539,759

____________________

1	In addition to stock options, shares of Common Stock, restricted shares of Common Stock, restricted share units and performance shares have been awarded under the Company’s equity compensation plans and were outstanding at September 30, 2011.

2
All of our equity compensation plans under which grants are outstanding, except the Employee Stock Benefit Plan, were approved by the shareholders of Meritor or by the shareholders of Meritor or Arvin prior to their merger into Meritor. The Employee Stock Benefit Plan was adopted by the Arvin board of directors in 1998 and was terminated in January 2007. It was intended to provide compensation arrangements that would attract, retain and reward key non-officer employees and to provide these employees with a proprietary interest in the company. This Plan provided for the issuance of incentive awards to non-officer employees in the form of stock options, tandem or non-tandem stock appreciation rights, restricted shares of Common Stock, performance shares or performance units. For further information, see the Plan document, which is filed as Exhibit 10-j to this Annual Report on Form 10-K.

3	The table includes options granted under Arvin’s 1988 Stock Benefit Plan, 1998 Stock Benefit Plan and Employee Stock Benefit Plan, which we assumed in 2000 in connection with the merger of Arvin and Meritor. A total of 3,118,255 options, with a weighted average exercise price of $28.10, were assumed at the time of the merger.

4	The following number of shares remained available for issuance under our equity compensation plans at September 30, 2011. Grants under these plans may be in the form of any of the listed types of awards.

Plan	Number of shares	Type of award
2010 Long-Term Incentive Plan*	3,539,759	Stock options, stock appreciation rights, stock awards
		and other stock-based awards
____________________

*	The 2010 Long-Term Incentive Plan was approved by the Company’s shareowners on January 28, 2010. At that time, the 2007 Long-Term Incentive Plan and the 2004 Directors Stock Plan were terminated and no further awards will be made under those plans and no stock awards will be made under the Incentive Compensation Plan. On January 20, 2011, the Company’s shareowners approved an amendment to the 2010 Long-Term Incentive Plan to increase the maximum number of shares that may be granted under the plan. The 2007 Long-Term Incentive Plan was approved by the company’s shareowners on January 26, 2007. At that time, the 1997 Long-Term Incentives Plan, 1998 Stock Benefit Plan and Employee Stock Benefit Plan were terminated, and no further awards will be made under these plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     See the information under the captions Board of Directors and Committees and Certain Relationships and Related Transactions in the 2012 proxy Statement.

Item 14. Principal Accountant Fees and Services.

INDEPENDENT ACCOUNTANTS’ FEES

     During the last two fiscal years, Deloitte & Touche LLP billed Meritor and its subsidiaries the following fees for its services:

	Fiscal Year Ending September 30,
	2011	2010
Audit fees(a)	$5,110,000	$6,158,000
Audit-related fees(b)	70,000	210,000
Tax fees(c)	1,369,000	2,052,000
TOTAL	$6,549,000	$8,420,000

____________________

(a)	Includes fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

(b)	Audit related fees are primarily comprised of the following: fiscal year 2010 comfort letters to underwriters for debt and equity transactions; and Exchange Act filings for fiscal year 2011.

(c)	Includes fees for tax consulting and compliance.

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

     All of the audit-related, tax and other services provided by Deloitte in fiscal years 2010 and 2011 (described in the footnotes to the table above) and related fees were approved in advance by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

Consolidated Statement of Operations, years ended September 30, 2011, 2010 and 2009.

     Consolidated Balance Sheet, September 30, 2011 and 2010.

Consolidated Statement of Cash Flows, years ended September 30, 2011, 2010 and 2009.

Consolidated Statement of Shareowners' Equity, years ended September 30, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements.

     Report of Independent Registered Public Accounting Firm.

     (2) Financial Statement Schedule for the years ended September 30, 2011, 2010 and 2009.

Page
Schedule II - Valuation and Qualifying Accounts	S-1

     Schedules not filed with this Annual Report on Form 10-K are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or related notes.

     (3) Exhibits

3-a
Restated Articles of Incorporation of Meritor, filed as Exhibit 4.01 to Meritor’s Registration Statement on Form S-4, as amended (Registration Statement No. 333-36448) ("Form S-4"), is incorporated by reference.

3-a-1
Articles of Amendment of Restated Articles of Incorporation of the Company filed as Exhibit 3-a-1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2011, in incorporated by reference.

3-b	By-laws of Meritor, filed as Exhibit 3 to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003 (File No. 1-15983), is incorporated by reference.

4-a
Indenture, dated as of April 1, 1998, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4 to Meritor's Registration Statement on Form S-3 (Registration No. 333- 49777), is incorporated herein by reference.

4-b
First Supplemental Indenture, dated as of July 7, 2000, to the Indenture, dated as of April 1, 1998, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4-b-1 to Meritor's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-15983) (“2000 Form 10-K”), is incorporated herein by reference.

4-b-1
Third Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of April 1, 1998, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.2 to Meritor’s Current Report on Form 8-K, dated June 23, 2006 and filed on June 27, 2006 (File No. 1-15983) (“June 23, 2006 Form 8-K”), is incorporated herein by reference.

4-b-2
Fourth Supplemental Indenture, dated as of March 3, 2010, to the Indenture, dated as of April 1, 1998, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee (including form of the Company’s 10.625% Notes due 2018 and form of subsidiary guaranty), filed as Exhibit 4 to Meritor’s Form 8-K filed on March 3, 2010 is incorporated herein by reference.

4-c	Indenture dated as of July 3, 1990, as supplemented by a First Supplemental Indenture dated as of March 31, 1994, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to Harris Trust and Savings Bank), as trustee, filed as Exhibit 4-4 to Arvin's Registration Statement on Form S-3 (Registration No. 33-53087), is incorporated herein by reference.

4-c-1
Second Supplemental Indenture, dated as of July 7, 2000, to the Indenture dated as of July 3, 1990, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to Harris Trust and Savings Bank), as trustee, filed as Exhibit 4-c-1 to the 2000 Form 10-K, is incorporated herein by reference.

4-c-2
Fourth Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of July 3, 1990, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to Harris Trust and Savings Bank), as trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.3 to the June 23, 2006 Form 8-K, is incorporated herein by reference.

4-d
Indenture, dated as of March 7, 2006, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee, filed as Exhibit 4.1 to Meritor’s Current Report on Form 8-K, dated March 7, 2006 and filed on March 9, 2006 (File No. 1-15983), is incorporated herein by reference.

4-d-1
First Supplemental Indenture, dated as of June 23, 2006, to the Indenture, dated as of March 7, 2006, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company), as trustee (including Subsidiary Guaranty dated as of June 23, 2006), filed as Exhibit 4.1 to the June 23, 2006 Form 8-K, is incorporated herein by reference.

4-e
Indenture, dated as of February 8, 2007, between Meritor and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York Trust Company, N.A.), as trustee (including form of Subsidiary Guaranty dated as of February 8, 2007), filed as Exhibit 4-a to Meritor’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2007 (File No. 1-15983), is incorporated herein by reference.

10-a
Credit Agreement, dated as of June 23, 2006, by and among Meritor, Meritor Finance Ireland, the institutions from time to time parties thereto as lenders, JP Morgan Chase Bank, National Association, as Administrative Agent, Citicorp North America, Inc. and UBS Securities LLC, as Syndication Agents, ABN AMRO Bank N.V., BNP Paribas and Lehman Commercial Paper Inc., as Documentation Agents, and J.P. Morgan Securities Inc. and Citigroup Global Markets, as Joint Lead Arrangers and Joint Book Runners, filed as Exhibit 10.1 to the June 23, 2006 Form 8-K, is incorporated herein by reference.

10-a-1
Subsidiary Guaranty, dated as of June 23, 2006, by and among the subsidiary guarantors and JPMorgan Chase Bank, National Association, as Administrative Agent, for the benefit of itself, the lenders and other holders of guaranteed obligations, filed as Exhibit 10.2 to the June 23, 2006 Form 8-K, is incorporated herein by reference.

10-a-2
Pledge and Security Agreement, dated as of June 23, 2006, by and among Meritor, the subsidiaries named therein and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10.3 to the June 23, 2006 Form 8-K, is incorporated herein by reference.

10-a-3
Amendment No. 1 to Credit Agreement, dated as of February 23, 2007, among Meritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K dated and filed on February 23, 2007 (File No. 1-15983), is incorporated herein by reference.

10-a-4
Amendment No. 2 to Credit Agreement, dated as of October 2, 2007, among Meritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K dated October 2, 2007 and filed on October 3, 2007 (File No. 1-15983), is incorporated herein by reference.

10-a-5	Amendment No. 3 to Credit Agreement, dated as of October 26, 2007, among Meritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K dated October 26, 2007 and filed on October 30, 2007 (File No. 1-15983), is incorporated herein by reference.

10-a-6
Amendment No. 4 to Credit Agreement, dated as of December 10, 2007, among Meritor, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10 to the Current Report on Form 8-K filed on December 11, 2007 is incorporated herein by reference.

10-a-7
Amendment No. 5 to Credit Agreement, dated as of February 5, 2010, among Meritor, AFI, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10a to Meritor’s Form 8-K filed on February 10, 2010 is incorporated herein by reference.

*10-b-1
1997 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10 to Meritor’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-15983), is incorporated herein by reference.

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

*10-b-4
Form of Performance Share Agreement under the 1997 Long-Term Incentives Plan, filed as Exhibit 10-b to Meritor’s Current Report on Form 8-K, dated December 7, 2004 and filed on December 9, 2004 (File No. 1-15983), is incorporated herein by reference.

*10-b-5	Description of Performance Goals Established in connection with 2009-2011 Cash Performance Plan under the 1997 Long-Term Incentives Plan, filed as Exhibit 10-a to Meritor’s Current Report on Form 8-K, dated December 9, 2008 (File No. 1-15983), is incorporated herein by reference.

*10-b-6	Description of Performance Goals for fiscal year 2012 Established in connection with Cash Performance Plans under Long Term Incentive Plans.

*10-b-7	Description of Annual Incentive Goals Established for Fiscal year 2012 under the Incentive Compensation Plan.

*10-b-7a
Description of Performance Goals established in connection with 2010-2012 Cash Performance Plan, filed as Exhibit 10-b to Current Report on Form 8-K filed on November 12, 2009 is incorporated herein by reference.

*10-c
2007 Long-Term Incentive Plan, as amended, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2007 (File No. 1-15983), is incorporated herein by reference.

*10-c-1	Form of Restricted Stock Agreement under the 2007 Long-Term Incentive Plan, filed as Exhibit 10-c-1 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 is incorporated herein by reference.

*10-d	Description of Compensation of Non-Employee Directors.

*10-e	2004 Directors Stock Plan, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004 (File No. 1-15983), is incorporated herein by reference.

*10-e-1
Form of Restricted Share Unit Agreement under the 2004 Directors Stock Plan, filed as Exhibit 10-c-3 to Meritor’s Annual Report on Form 10-K for the fiscal year ended October 3, 2004 (File No. 1-15983), is incorporated herein by reference.

*10-e-2	Form of Restricted Stock Agreement under the 2004 Directors Stock Plan, filed as Exhibit 10-c-4 to Meritor’s Annual Report on Form 10-K for the fiscal year ended October 2, 2005 (Filed No. 1-15983), is incorporated herein by reference.

*10-e-3	Option Agreement under the 2007 Long-Term Incentive Plan between Meritor and Charles G. McClure filed as Exhibit 10-c to Meritor’s Quarterly report on Form 10-Q for the quarterly period ended June 30, 2008 is incorporated herein by reference.

*10-e-4	Restricted Stock Agreement under the 2007 Long-term Incentive Plan between Meritor and Charles G. McClure filed as Exhibit 10-d to Meritor’s Quarterly Report on form 10-Q for the quarterly period ended June 30, 2008 is incorporated herein by reference.

*10-e-5	Letter Agreement, dated July 20, 2011, with former executive officer filed as Exhibit 10 to Meritor’s Report on Form 8-K dated and filed August 5, 2011, is incorporated herein by reference.

*10-e-6	Form of Restricted Stock Unit Agreement for Employees under 2010 Long-Term Incentive Plan filed as Exhibit 10.2 to Meritor’s Report on Form 10-Q for the fiscal quarter ended January 3, 2009 is incorporated herein by reference.

*10-e-7	Form of Restricted Stock Unit Agreement for Directors under 2010 Long-Term Incentive Plan filed as Exhibit 10.3 to Meritor’s Report on Form 10-Q for the fiscal quarter ended January 3, 2009 is incorporated herein by reference.

*10-e-8
Form of Restricted Stock Agreement for Directors under 2010 Long-term Incentive Plan filed as Exhibit 10.4 to Meritor’s Report on Form 10-Q for the fiscal quarter ended January 3, 2009 is incorporated herein by reference.

*10-e-9
2010 Long-Term Incentive Plan, as amended and Restated as of January 20, 2011, filed as Exhibit 10.d to Meritor’s Report on Form 10-Q for the fiscal quarter ended January 2, 2011 is incorporated herein by reference.

*10-f	Incentive Compensation Plan, as amended and restated, filed as Exhibit 10.6 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 is incorporated herein by reference.

*10-f-1	Form of Deferred Share Agreement, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the quarterly period ended January 2, 2005 (File No. 1-15983), is incorporated herein by reference.

*10-g
Copy of resolution of the Board of Directors of Meritor, adopted on July 6, 2000, providing for its Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-f to the 2000 Form 10-K, is incorporated herein by reference.

*10-h	Deferred Compensation Plan, filed as Exhibit 10-e-1 to Meritor's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (File No. 1-13093), is incorporated herein by reference.

*10-i	1998 Stock Benefit Plan, as amended, filed as Exhibit (d)(2) to Meritor's Schedule TO, Amendment No. 3 (File No. 5-61023), is incorporated herein by reference.

*10-j	Employee Stock Benefit Plan, as amended, filed as Exhibit (d)(3) to Meritor’s Schedule TO, Amendment No. 3 (File No. 5-61023), is incorporated herein by reference.

*10-k	1988 Stock Benefit Plan, as amended, filed as Exhibit 10 to Arvin's Quarterly Report on Form 10-Q for the quarterly period ended July 3, 1988, and as Exhibit 10(E) to Arvin's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 1993 (File No. 1-302), is incorporated herein by reference.

10-l
Loan and Security Agreement dated as of September 8, 2009 among Meritor Receivables Corporation, Meritor, Inc., GMAC Commercial Finance LLC, and the Lenders from time to time party thereto (the "Loan Agreement"), dated September 8, 2009 and filed as exhibit 10a to Meritor’s Current Report on Form 8-K filed on September 10, 2009, is incorporated herein by reference.

10-l-1
First Amendment dated as of October 14, 2010 to the Loan Agreement dated as of September 8, 2009 by and among Meritor Receivables Corporation, Meritor, Inc., Ally Commercial Finance LLC (formerly, GMAC Commercial Finance LLC), and the Lenders from time to time party thereto filed as Exhibit 10a to the Current Report on Form 8-K filed October 18, 2010 is incorporated herein by reference.

10-m	Third Amended and Restated Purchase and Sale Agreement dated as of September 8, 2009 (the "Purchase Agreement") among Meritor Receivables Corporation and Meritor Heavy Vehicle Braking Systems (U.S.A.), Inc. and Meritor Heavy Vehicle Systems LLC, filed as exhibit 10b to Meritor’s Current Report on Form 8-K, dated September 8, 2009 and filed on September 10, 2009, is incorporated herein by reference.

10-m-m	Second Amendment dated as of October 29, 2010 to Loan Agreement dated as of September 8, 2009, as amended, by and among Meritor, Inc., Meritor Receivables Corporation, the Lenders from time to time party thereto and., Ally Commercial Finance LLC (formerly GMAC Commercial Finance LLC), as Administrative Agent filed as Exhibit 10a to the Current Report on Form 8-K dated October 29, 2010 and filed November 2, 2010 is incorporated herein by reference.

10-m-l	Third Amendment dated as of February 24, 2011 to Loan and Security Agreement among ArvinMeritor Receivables Corporation, the Company, the lenders from time to time a party thereto and Ally Commercial Finance LLC (formerly, GMAC Commercial Finance LLC), as agent and lender filed as exhibit 10 to Meritor’s Form 10-Q for the quarter ended April 3, 2011 is incorporated herein by reference,

10-m-2 -	First Amendment to Third Amended and Restated Purchase and Sale Agreement dated as of October 29, 2010 (the "Purchase Agreement") among Meritor Receivables Corporation and Meritor Heavy Vehicle Braking Systems (U.S.A.), Inc. and Meritor Heavy Vehicle Systems LLC filed as Exhibit 10b to the Current Report on Form 8-K dated October 29, 2010 and filed November 2, 2010 is incorporated herein by reference.

10-m-3
Amendment dated as of June 28, 2011 to Receivables Purchase Agreement dated as of October 29, 2010, by and among Meritor Heavy Vehicle Braking Systems (USA), Inc., Meritor Heavy Vehicle Systems, LLC and Meritor Aftermarket USA, LLC (formerly known as ArvinMeritor Mascot, LLC) as sellers, Viking Asset Purchaser No 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey, as purchaser, and Citicorp Trustee Company Limited, as programme trustee filed as exhibit 10-a to Meritor’s Form 10-Q for the quarter ended July 3, 2011 is incorporated herein by reference,

10-m-4
Receivables Purchase Agreement dated as of June 28, 2011, by and among Meritor HVS A.B., as seller, Viking Asset Purchaser No 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey, as purchaser, and Citicorp Trustee Company Limited, as programme trustee filed as exhibit 10-b to Meritor’s Form 10-Q for the quarter ended July 3, 2011 is incorporated herein by reference

10-m-5	Receivables Purchase Agreement dated as of October 29, 2010, by and among ArvinMeritor Mascot, LLC, Meritor Heavy Vehicle Braking Systems (USA), Inc., Meritor Heavy Vehicle Systems, LLC, Viking Asset Purchaser No 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-c to Meritor’s Current report on Form 8-K dated October 29, 2010 and filed November 2, 2010, is incorporated herein by reference.

10-m-6	First Amendment dated as of December 6, 2010 to Purchase and Sale Agreement dated as of August 3, 2010 among Meritor France (as Seller), Meritor, Inc. (as Seller Guarantor) and 81 Acquisition LLC (as Buyer), filed as Exhibit 10 to Meritor’s Form 8-K dated December 6, 2010 and filed December 8, 2010, is incorporated herein by reference.

10-m-7
Second Amendment dated as of January 3, 2011 to Purchase and Sale Agreement dated as of August 3, 2010 among Meritor France (as Seller), Meritor, Inc. (as Seller Guarantor) and Inteva Products Holding Coöperatieve U.A., as assignee of 81 Acquisition LLC (as Buyer), as amended, filed as Exhibit 10 to Meritor’s Form 8-K dated and filed on January 3, 2011, is incorporated herein by reference.

*10-n	Employment agreement between the company and Charles G. McClure, Jr., dated as of September 14, 2009 filed as Exhibit 10.n to Meritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-o	Letter Agreement dated May 13, 2011 between Meritor, Inc. and L. Cummins filed as exhibit 10 to Meritor’s Form 10-Q for the quarter ended July 3, 2011 is incorporated herein by reference

*10-q	Employment agreement between Meritor, Inc. and Carsten J. Reinhardt, dated as of September 14, 2009 filed as Exhibit 10-q to Meritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-r	Employment agreement, dated as of September 14, 2009, between Meritor, Inc. and Jeffrey A. Craig filed as Exhibit 10-r to Meritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-s
Employment agreement, dated as of September 14, 2009, between Meritor, Inc. and Vernon Baker filed as Exhibit 10-s to Meritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-t
Employment agreement, dated as of September 14, 2009, between Meritor, Inc. and Mary Lehmann filed as Exhibit 10-tto Meritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-u	Employment agreement, dated as of September 14, 2009, between Meritor, Inc. and Lin Cummins filed as Exhibit 10-u to Meritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-v	Employment agreement, dated as of September 14, 2009, between Meritor, Inc. and Barbara Novak filed as Exhibit 10-v to Meritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-w	Form of employment letter between Meritor , Inc. and its executives, filed as Exhibit 10-a to Meritor’s Current Report on Form 8-K, dated September 14, 2009 and filed on September 18, 2009 (File No. 1-15983), is incorporated by reference.

*10-w-1
Letter Agreement dated as of July 1, 2010 between Meritor, Inc. and Larry Ott filed as Exhibit 10 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2010 is incorporated herein by reference.

*10-w-2
Employment Agreement between Meritor, Inc. and Larry Ott dated as of August 3, 2010 filed as Exhibit 10-1 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2010 is incorporated herein by reference.

*10-w-3	Employment Agreement between Meritor, Inc. and Timothy Bowes dated as of April 28, 2010 filed as Exhibit 10-1 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2010 is incorporated herein by reference.

*10-w-4	Employment Agreement between Meritor, Inc. and Joseph Mejaly dated as of April 28, 2010 filed as Exhibit 10-2 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 4, 2010 is incorporated herein by reference.

*10-w-5	Employment Agreement dated November 2, 2011 between Meritor, Inc. and Pedro Ferro.

10-x	Receivables Purchase Agreement dated November 19, 2007 between Meritor CVS Axles France and Viking Asset Purchaser and CitiCorp Trustee Company Limited, filed as Exhibit 10-t to Meritor’s Report on Form 10-K for the fiscal year ended September 30, 2008 is incorporated herein by reference.

10-y	Receivables Purchase Agreement dated March 13, 2006 between Meritor HVS AB and Nordic Finance Limited and CitiCorp Trustee Company Limited filed as Exhibit 10-u to Meritor’s Report on Form 10-K for the fiscal year ended September 30, 2008 is incorporated herein by reference

10-z	Amendment, dated July 25, 2007, to Receivables Purchase Agreement dated March 13, 2006 between Meritor HVS AB and Nordic Finance Limited and CitiCorp Trustee Company Limited filed as Exhibit 10-v to Meritor’s Report on Form 10-K for the fiscal year ended September 30, 2008 is incorporated herein by reference.

10-zz	Purchase and Sale Agreement dated August 4, 2009 among Meritor, Iochpe-Maxion, S.A. and the other parties listed therein, filed as Exhibit 10 to Meritor’s Report on Form 10-Q for the Quarter ended June 28, 2009 is incorporated by reference.

12	Computation of ratio of earnings to fixed charges

21	List of Subsidiaries of Meritor, Inc.

23-a	Consent of Vernon G. Baker, II, Esq., Senior Vice President and General Counsel

23-b	Consent of Deloitte & Touche LLP, independent registered public accounting firm

23-c	Consent of Bates White LLC

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of Meritor.

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

99-a	Commitment and Acceptance, dated as of March 31, 2011, by and among Meritor, Inc. (formerly known as ArvinMeritor, Inc.), ArvinMeritor Finance Ireland (together with Meritor, Inc. the “Borrowers”), Deutsche Bank AG New York Branch, as Accepting Lender and JPMorgan Chase Bank, National Association, as Administrative Agent relating to that certain Credit Agreement, dated as of June 23, 2006 (as amended by Amendment No.1, Amendment No. 2, Amendment No. 3, Amendment No. 4, and Amendment No. 5 thereto) among the Borrowers, each lender from time to time a party thereto, and JP Morgan Chase Bank, National Association, as administrative agent filed as exhibit 99-a to Meritor’s Form 10-Q for the quarter ended April 3, 2011 is incorporated herein by reference.

99-b
Commitment and Acceptance, dated as of April 13, 2011, by and among Meritor, Inc. (formerly known as ArvinMeritor, Inc.), ArvinMeritor Finance Ireland (together with Meritor, Inc. the “Borrowers”), The Huntington National Bank, as Accepting Lender and JPMorgan Chase Bank, National Association, as Administrative Agent relating to that certain Credit Agreement, dated as of June 23, 2006 (as amended by Amendment No.1, Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5 thereto and the Commitment and Acceptance dated as of March 31, 2011, relating to Deutsche Bank AG New York Branch becoming a Lender) among the Borrowers, each lender from time to time a party thereto, and JP Morgan Chase Bank, National Association, as administrative agent filed as exhibit 99-b to Meritor’s Form 10-Q for the quarter ended April 3, 2011 is incorporated herein by reference

99-c	Third Amendment dated as of May 9, 2011 to Credit Agreement dated as of November 18, 2010 among Meritor, Inc. (formerly named ArvinMeritor, Inc.), Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto, and the Bank of New York Mellon, as paying agent filed as exhibit 99-a to Meritor’s Form 10-Q for the quarter ended July 3, 2011 is incorporated herein by reference.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
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
Vernon G. Baker, II
Senior Vice President and General Counsel

Date: November 23, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 23rd day of November, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

Charles G. McClure, Jr. *	Chairman of the Board, Chief Executive Officer and President
(principal executive officer) and Director

Joseph B. Anderson, Jr., Rhonda L. Brooks,	Directors
David W. Devonshire, Ivor J. Evans,
Victoria B. Jackson, James E. Marley,
William R. Newlin, and Steven G. Rothmeier*

Jeffrey A. Craig*	Senior Vice President and Chief Financial Officer

Kevin Nowlan*	Controller (principal accounting officer)

* By:	/s/ Barbara Novak
Barbara Novak
Attorney-in-fact **

** By authority of powers of attorney filed herewith.

SCHEDULE II

MERITOR, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended September 30, 2011, 2010, 2009

	Balance at	Charged to
	Beginning of	costs and			Balance at End
Description (In millions)	Year	expenses	Other Deductions		of year
Year ended September 30, 2011:
Allowance for doubtful accounts	$6	$3	$(4)	(a)	$5
Deferred tax asset valuation allowance	1,217	43	(5)	(b)	1,255

Year ended September 30, 2010:
Allowance for doubtful accounts	$10	$5	$(9)	(a)	$6
Deferred tax asset valuation allowance	1,187	41	(11)	(b)	1,217

Year ended September 30, 2009:
Allowance for doubtful accounts	$11	$10	$(11)	(a)	$10
Deferred tax asset valuation allowance	271	689	227	(b)	1,187
____________________

(a)	Uncollectible accounts written off

(b)	Primarily relates to revaluation of defined pension and retiree medical obligations

S-1