Form 10-Q
period 2012-01-01
MERITOR INC
filed 2012-02-06
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 1, 2012

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

Large accelerated filer	X	Accelerated filer
Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

94,621,352 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on January 1, 2012.

INDEX

PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements:	Page
			No.

		Consolidated Statement of Operations - - Three Months
		Ended December 31, 2011 and 2010	3

		Condensed Consolidated Balance Sheet - -
		December 31, 2011 and September 30, 2011	4

		Condensed Consolidated Statement of Cash Flows - -
		Three Months Ended December 31, 2011 and 2010	5

		Condensed Consolidated Statement of Equity (Deficit) - -
		Three Months Ended December 31, 2011 and 2010	6

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	30

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	42

	Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION:

	Item 1.	Legal Proceedings	44

	Item 1A.	Risk Factors	44

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

	Item 5.	Other Information	44

	Item 6.	Exhibits	46

Signatures			47

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

MERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended
	December 31,
	2011	2010
	(Unaudited)
Sales	$1,159	$957
Cost of sales	(1,053)	(852)
GROSS MARGIN	106	105
Selling, general and administrative	(65)	(70)
Restructuring costs	(24)	(3)
Other operating expense	(1)	—
OPERATING INCOME	16	32
Other income, net	4	—
Equity in earnings of affiliates	15	13
Interest expense, net	(24)	(27)
INCOME BEFORE INCOME TAXES	11	18
Provision for income taxes	(20)	(20)
LOSS FROM CONTINUING OPERATIONS	(9)	(2)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(9)	4
NET INCOME (LOSS)	(18)	2
Less: Net income attributable to noncontrolling interests	(4)	(4)
NET LOSS ATTRIBUTABLE TO MERITOR, INC.	$(22)	$(2)

NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net loss from continuing operations	$(13)	$(6)
Income (loss) from discontinued operations	(9)	4
Net loss	$(22)	$(2)

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.13)	$(0.07)
Discontinued operations	(0.10)	0.04
Basic loss per share	$(0.23)	$(0.03)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.13)	$(0.07)
Discontinued operations	(0.10)	0.04
Diluted loss per share	$(0.23)	$(0.03)

Basic and diluted average common shares outstanding	94.5	93.3

See notes to consolidated financial statements. Amounts for prior period have been recast for discontinued operations.

MERITOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	December 31,	September 30,
	2011	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$211	$217
Receivables, trade and other, net	611	712
Inventories	483	460
Other current assets	72	70
TOTAL CURRENT ASSETS	1,377	1,459
NET PROPERTY	395	421
GOODWILL	428	431
OTHER ASSETS	353	352
TOTAL ASSETS	$2,553	$2,663

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$84	$84
Accounts Payable	771	841
Other current liabilities	342	328
TOTAL CURRENT LIABILITIES	1,197	1,253
LONG-TERM DEBT	951	950
RETIREMENT BENEFITS	1,075	1,096
OTHER LIABILITIES	313	325
EQUITY (DEFICIT):
Common stock (December 31 and September 30, 2011, 94.6 shares
issued and outstanding)	94	94
Additional paid-in capital	899	897
Accumulated deficit	(1,179)	(1,157)
Accumulated other comprehensive loss	(834)	(829)
Total deficit attributable to Meritor, Inc.	(1,020)	(995)
Noncontrolling interests	37	34
TOTAL DEFICIT	(983)	(961)
TOTAL LIABILITIES AND DEFICIT	$2,553	$2,663

See notes to consolidated financial statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended December 31,
	2011	2010
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING
ACTIVITIES (See Note 10)	$5	$(49)
INVESTING ACTIVITIES
Capital expenditures	(25)	(19)
Other investing activities	2	3
Net investing cash flows used for continuing operations	(23)	(16)
Net investing cash flows provided by (used for) discontinued operations	11	(6)
CASH USED FOR INVESTING ACTIVITIES	(12)	(22)
CASH PROVIDED BY FINANCING ACTIVITIES	—	2
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	1	2
CHANGE IN CASH AND CASH EQUIVALENTS	(6)	(67)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	217	343
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$211	$276

See notes to consolidated financial statements. Amounts for prior period have been recast for discontinued operations.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF
EQUITY (DEFICIT)
(In millions)
(unaudited)

				Accumulated
		Additional		Other	Total Deficit
	Common	Paid-in	Accumulated	Comprehensive	Attributable to	Noncontrolling
	Stock	Capital	Deficit	Loss	Meritor, Inc.	Interests	Total
Beginning balance
at September 30, 2011	$94	$897	$(1,157)	$(829)	$(995)	$34	$(961)
Net income (loss)	—	—	(22)	—	(22)	4	(18)
Foreign currency translation adjustments	—	—	—	(2)	(2)	(1)	(3)
Other	—	—	—	(3)	(3)	—	(3)
Comprehensive income (loss)					(27)	3	(24)
Equity based Compensation expense	—	2	—	—	2	—	2
Ending Balance at
December 31, 2011	$94	$899	$(1,179)	$(834)	$(1,020)	37	$(983)

Beginning balance
at September 30, 2010	$92	$886	$(1,220)	$(812)	$(1,054)	$31	$(1,023)
Net income (loss)	—	—	(2)	—	(2)	4	2
Foreign currency translation adjustments	—	—	—	27	27	—	27
Comprehensive income					25	4	29
Equity based compensation expense	—	2	—	—	2	—	2
Exercise of stock options	—	2	—	—	2	—	2
Ending Balance at
December 31, 2010	$92	$890	$(1,222)	$(785)	$(1,025)	$35	$(990)

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

     In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2011. The results of operations for the three months ended December 31, 2011, are not necessarily indicative of the results for the full year.

     The company’s fiscal year ends on the Sunday nearest September 30. The first quarter of fiscal years 2012 and 2011 ended on January 1, 2012 and January 2, 2011, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and December 31 are used consistently throughout this report to represent the fiscal year end and first quarter end, respectively.

     The company has evaluated subsequent events through the date that the consolidated financial statements were issued (see Note 23).

2. Earnings per Share

     Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards and convertible securities, if applicable.

     Basic and diluted average common shares outstanding were 94.5 million and 93.3 million for the three months periods ended December 31, 2011 and 2010, respectively. The potential effects of restricted stock and stock units and stock options were excluded from the diluted earnings per share calculation for the three months ended December 31, 2011 and 2010 because their inclusion in a net loss period would reduce the net loss per share. Therefore, 2.3 million and 3.2 million shares of restricted stock and restricted stock units were excluded from the computation of diluted earnings per share at December 31, 2011 and 2010, respectively. In addition, options to purchase 0.9 million and 1.2 million shares of common stock were excluded from the computation of diluted earnings per share at December 31, 2011 and 2010, respectively. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the stock price at the end of the quarter is less than the conversion price.

3. New Accounting Standards

   Accounting standards to be implemented

     In September 2011, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2011-08: Testing Goodwill for Impairment. Under the revised guidance, entities testing for goodwill impairment have an option of performing a qualitative assessment before calculating the fair value for the reporting unit, i.e., Step 1 of the goodwill impairment test. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the first step of the two-step impairment test would be required. If it is not more-likely-than-not that the fair value of the reporting unit is less than the carrying value, then goodwill is not considered to be impaired. ASU No. 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill at least annually for impairment. This ASU is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. The company will adopt the revised guidance provided in this ASU effective with its second quarter of fiscal year 2012 and does not believe the adoption will have a significant effect on goodwill impairment assessments in the future.

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

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

4. Discontinued Operations

     Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended
	December 31,
	2011	2010
Sales	$2	$317

Operating income, net	$—	$14
Loss on sale of business	(1)	—
Restructuring costs	(1)	(1)
Charge for loss contingency (see Note 20)	(3)	—
Other, net	(4)	(3)
Income (loss) before income taxes	(9)	10
Provision for income taxes	—	(6)
Income (loss) from discontinued operations attributable to Meritor, Inc.	$(9)	$4

     In conjunction with the company’s long-term strategic objective to focus on supplying the commercial vehicle on- and off-highway markets for original equipment manufacturers, aftermarket and industrial customers, the company previously announced its intent to divest the Light Vehicle Systems (LVS) business groups in their entirety. In November 2011, the company sold its damper business located in Leicester, England. With the sale of this business, the company has completed the divestiture of its LVS businesses.

     In the second quarter of fiscal year 2011, the company announced the planned closure of its European Trailer business which was part of the company’s Aftermarket & Trailer segment. All manufacturing operations and use of productive assets ceased prior to September 30, 2011. The company sold certain long-lived and current assets of the business to a third party during the fourth quarter of fiscal year 2011. The European Trailer business is presented in discontinued operations for all periods presented.

     The following summarizes significant items included in income from discontinued operations in the consolidated statement of operations for the three-month periods ended December 31, 2011 and 2010:

     Operating income from discontinued operations in the first quarter of fiscal year 2011 represents income from normal operating activities of businesses, primarily Body Systems, included in discontinued operations.

     Other: Other charges primarily relate to charges for changes in estimates and adjustments for certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale, and costs associated with the divestiture actions.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Goodwill

     A summary of the changes in the carrying value of goodwill are presented below (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	Total
Balance at September 30, 2011	$150	$109	$172	$431
Foreign currency translation	(1)	—	(2)	(3)
Balance at December 31, 2011	$149	$109	$170	$428

6. Restructuring Costs

     At December 31 and September 30, 2011, $16 million and $19 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the three months ended December 31, 2011 and 2010 are as follows (in millions):

	Employee	Asset	Plant
	Termination	Impairment	Shutdown
	Benefits	& Other	& Other	Total
Balance at September 30, 2011	$19	$—	$—	$19
Activity during the period:
Charges to continuing operations	4	19	1	24
Charges to discontinued operations(1)	—	—	1	1
Asset impairments and other	—	(19)	—	(19)
Cash payments – continuing operations	(6)	—	(1)	(7)
Cash payments – discontinued operations	(1)	—	(1)	(2)
Total restructuring reserves at December 31, 2011	16	—	—	16
Less: non-current restructuring reserves	(2)	—	—	(2)
Restructuring reserves – current, at December 31, 2011	$14	$—	$—	$14

Balance at September 30, 2010	$11	$—	$—	$11
Activity during the period:
Charges to continuing operations	3	—	—	3
Cash payments - continuing operations	(4)	—	—	(4)
Other	(1)	—	—	(1)
Total restructuring reserves at December 31, 2010	$9	$—	$—	$9

(1)	Charges to discontinued operations are included in income from discontinued operations in the consolidated statement of income.

     Performance Plus: During fiscal year 2007, the company launched a long-term profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s continuing operations recognized restructuring costs in its Commercial Truck business segment of $23 million in the first three months of fiscal year 2012 related to Performance Plus. These costs include $19 million of non-cash charges, including an impairment charge of $17 million for assets held for sale at December 31, 2011. In connection with the planned sale of St. Priest manufacturing facility to Renault Trucks SAS (see Note 23), the company classified certain assets and associated liabilities as held for sale (collectively the “Disposal Group”) at December 31, 2011. Upon comparing the carrying value of the Disposal Group to its fair value less cost to sell, an impairment was identified. In addition, other restructuring charges of approximately $4 million associated with employee headcount reduction and plant rationalization costs were recognized in connection with the planned sale of St. Priest. Restructuring costs recognized in the first quarter of fiscal year 2011 were also associated with the company’s Commercial Truck segment.

     Cumulative restructuring costs recorded for this program as of December 31, 2011 are $185 million, including $93 million reported in discontinued operations in the consolidated statement of operations. These costs primarily relate to employee severance and related costs of $117 million, asset impairment charges of $41 million and $27 million primarily associated with pension termination benefits. The company’s Commercial Truck segment has recognized cumulative restructuring costs associated with Performance Plus of $81 million. Cumulative restructuring costs of $11 million were recognized by corporate locations and the company’s Aftermarket & Trailer segment. Substantially all restructuring actions associated with Performance Plus were complete as of December 31, 2011.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Other Income, Net

     Other income, net for quarter ending December 31, 2011 includes a $3 million non-operating gain primarily related to the sale of the company’s remaining ownership interest in Gabriel India, Ltd. The company’s ownership interest in Gabriel India, Ltd was a legacy cost method investment that the company deemed non-core upon the completion of the sale of its light vehicle businesses.

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

     For the first quarter of fiscal year 2012 and 2011, the company had approximately $54 million and $46 million, respectively, of net pre-tax losses in tax jurisdictions in which a tax benefit is not recorded. Losses arising from these jurisdictions resulted in increasing the valuation allowance, rather than reducing income tax expense.

9. Accounts Receivable Factoring

     Off-balance sheet arrangements

     Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement, which was renewed in June 2011 for a term of one year, the company can sell up to, at any point in time, €150 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €149 million ($192 million) and €107 million ($146 million) of this accounts receivable factoring facility as of December 31, 2011 and September 30, 2011, respectively.

     French Factoring Facility: The company has an arrangement to sell trade receivables through one of its French subsidiaries. Under this arrangement, the company can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €68 million ($88 million) and €47 million ($63 million) of this accounts receivable factoring facility as of December 31, 2011 and September 30, 2011, respectively.

     U.S. Factoring Facility: In October 2010, the company entered into a two-year arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, the company can sell up to, at any point in time, €60 million ($78 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €53 million ($68 million) and €46 million ($62 million) of this accounts receivable factoring facility as of December 31 and September 30, 2011, respectively.

     The above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through June 2012 for the French and the Swedish facilities and October 2012 for the U.S. facility. The commitments are subject to standard terms and conditions for these types of arrangements (including, in the case of the French commitment, a sole discretion clause whereby the bank retains the right to not purchase receivables, which to the company’s knowledge has never been invoked).

     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $8 million at December 31 and September 30, 2011.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Total costs associated with these off-balance sheet arrangements were $3 million and $1 million in the three month periods ended December 31, 2011 and 2010, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations.

     On-balance sheet arrangements

     The company has a $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by Ally Commercial Finance LLC which expires in October 2013. Under this program, the company has the ability to sell substantially all of the trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility discussed above) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At December 30, 2011 and September 30, 2011, no amount was outstanding under this program. This program does not have specific financial covenants; however, it does have a cross-default provision to the company’s revolving credit facility agreement.

10. Operating Cash Flow

     The reconciliation of net income (loss) to cash flows provided by (used for) operating activities is as follows (in millions):

	Three Months Ended
	December 31,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$(18)	$2
Less: Income (loss) from discontinued operations, net of tax	(9)	4
Loss from continuing operations	(9)	(2)
Adjustments to loss from continuing operations to arrive at cash provided by (used for)
operating activities:
Depreciation and amortization	17	16
Restructuring costs	24	3
Equity in earnings of affiliates	(15)	(13)
Pension and retiree medical expense	14	18
Other adjustments to loss from continuing operations	4	8
Dividends received from affiliates	3	4
Pension and retiree medical contributions	(25)	(16)
Restructuring payments	(7)	(4)
Changes in off-balance sheet receivable securitization and factoring	77	125
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency
adjustments and discontinued operations	(75)	(158)
Operating cash flows provided by (used for) continuing operations	8	(19)
Operating cash flows used for discontinued operations	(3)	(30)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$5	$(49)

11. Inventories

     Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	December 31,	September 30,
	2011	2011
Finished goods	$202	$183
Work in process	44	63
Raw materials, parts and supplies	237	214
Total	$483	$460

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Other Current Assets

     Other current assets are summarized as follows (in millions):

	December 31,	September 30,
	2011	2011
Current deferred income tax assets, net	$27	$28
Asbestos-related recoveries (see Note 20)	9	9
Deposits and collateral	6	11
Prepaid and other	20	18
Assets held for sale (see Note 23)	10	—
Assets of discontinued operations	—	4
Other current assets	$72	$70

13. Net Property

     Net property is summarized as follows (in millions):

	December 31,	September 30,
	2011	2011
Property at cost:
Land and land improvements	$39	$47
Buildings	248	264
Machinery and equipment	883	897
Company-owned tooling	154	153
Construction in progress	60	74
Total	1,384	1,435
Less accumulated depreciation	(989)	(1,014)
Net property	$395	$421

14. Other Assets

     Other assets are summarized as follows (in millions):

	December 31, 2011	September 30, 2011
Investments in non-consolidated joint ventures	$184	$174
Asbestos-related recoveries (see Note 20)	65	67
Non-current deferred income tax assets, net	12	12
Unamortized debt issuance costs	23	25
Capitalized software costs, net	22	23
Prepaid pension costs	10	9
Other	37	42
Other assets	$353	$352

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

     The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture at a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At December 31, 2011, the company’s investment in the joint venture was $34 million representing the company’s maximum exposure to loss. This amount is included in investments in non-consolidated joint ventures in the table above.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Other Current Liabilities

     Other current liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2011	2011
Compensation and benefits	$126	$148
Income taxes	21	23
Taxes other than income taxes	38	38
Accrued interest	25	5
Product warranties	18	19
Restructuring (see Note 6)	14	16
Asbestos-related liabilities (see Note 20)	18	18
Liabilities associated with assets held for sale (see Note 23)	9	—
Other	73	61
Other current liabilities	$342	$328

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

     A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended
	December 31,
	2011	2010
Total product warranties – beginning of period	$48	$54
Accruals for product warranties	4	2
Payments	(4)	(3)
Change in estimates and other	(1)	(2)
Total product warranties – end of period	47	51
Less: Non-current product warranties (see Note 16)	(29)	(25)
Product warranties – current	$18	$26

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16. Other Liabilities

     Other liabilities are summarized as follows (in millions):

	December 31,	September 30,
	2011	2011
Asbestos-related liabilities (see Note 20)	$76	$78
Non-current deferred income tax liabilities	93	92
Liabilities for uncertain tax positions	33	35
Product warranties (see Note 15)	29	29
Environmental	9	9
Indemnity obligations	38	41
Other	35	41
Other liabilities	$313	$325

17. Long-Term Debt

     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	December 31,	September 30,
	2011	2011
8-3/4 percent notes due 2012	$84	$84
8-1/8 percent notes due 2015	250	250
10-5/8 percent notes due 2018	246	246
4.625 percent convertible notes due 2026(1)	300	300
4.0 percent convertible notes due 2027(1)	200	200
Lines of credit and other	8	8
Unamortized gain on interest rate swap termination	12	14
Unamortized discount on convertible notes	(65)	(68)
Subtotal	1,035	1,034
Less: current maturities	84	84
Long-term debt	$951	$950

(1)	The 4.625 percent and 4.0 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively.

   Revolving Credit Facility

     The company has a revolving credit facility of $441 million which matures in January 2014. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. At December 31 and September 30, 2011, there were no borrowings outstanding under the revolving facility. The revolving credit facility includes a $100 million limit on the issuance of letters of credit. No letters of credit were outstanding at December 31 and September 30, 2011 under the revolving credit facility.

     Availability under the revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis and under the most recent collateral test, the full amount of the revolving credit facility was available for borrowing at December 31, 2011. Availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012; and (ii) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity. At December 31, 2011, the company was in compliance with all covenants under its credit agreement with a ratio of approximately 0.22x for the priority debt-to-EBITDA covenant.

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

     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facility. At December 31, 2011, the margin over LIBOR rate was 425 basis points and the commitment fee was 50 basis points.

     Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 24).

     Letter of Credit Facilities

     The company entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At December 31 and September 30, 2011, $30 million of letters of credit were outstanding under this facility. In addition, the company had another $4 million and $2 million of letters of credit outstanding through other letters of credit facilities at December 31 and September 30, 2011, respectively.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18. Financial Instruments

     Fair values of financial instruments are summarized as follows (in millions):

	December 31,		September 30,
	2011		2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$211	$211	$217	$217
Short-term debt	84	84	84	83
Long-term debt	951	815	950	844

     Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments.

     Foreign exchange forward contracts — The company uses foreign exchange forward purchase and sale contracts with terms of one year or less to hedge its exposure to changes in foreign currency exchange rates. The fair value of foreign exchange forward contracts is based on a model which incorporates observable inputs including quoted spot rates, forward exchange rates and discounted future expected cash flows utilizing market interest rates with similar quality and maturity characteristics. At December 31 and September 30, 2011, fair value of the company’s foreign exchange forward contracts was not significant.

     Short and Long-term debt — Fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.

19. Retirement Benefit Liabilities

     Retirement benefit liabilities consisted of the following (in millions):

	December 31,	September 30,
	2011	2011
Retiree medical liability	$551	$550
Pension liability	549	565
Other	27	33
Subtotal	1,127	1,148
Less: current portion (included in compensation and benefits)	(52)	(52)
Retirement benefit liabilities	$1,075	$1,096

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended December 31 are as follows:

	2011		2010
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$1	$—	$3	$—
Interest cost	23	6	24	7
Assumed return on plan assets	(26)	—	(30)	—
Amortization of prior service costs	—	(2)	—	(3)
Recognized actuarial loss	5	7	9	8
Total expense	$3	$11	$6	$12

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

     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at December 31, 2011 to be approximately $19 million, of which $2 million is recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.

     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2011 to be approximately $36 million, of which $14 million is recorded as a liability.

     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $8 million at December 31, 2011. The undiscounted estimate of these costs is approximately $11 million.

     Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2011	$2	$15	$17
Payments and other	—	(2)	(2)
Accruals	—	1	1
Balance at December 31, 2011	$2	$14	$16

     Environmental reserves are included in Other Current Liabilities (see Note 15) and Other Liabilities (see Note 16) in the consolidated balance sheet.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The actual amount of costs or damages for which the company may be held responsible could materially exceed the foregoing estimates because of uncertainties, including the financial condition of other potentially responsible parties, the success of the remediation, discovery of new contamination and other factors that make it difficult to predict actual costs accurately. However, based on management’s assessment, after consulting with outside advisors that specialize in environmental matters, and subject to the difficulties inherent in estimating these future costs, the company believes that its expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material effect on the company’s business, financial condition or results of operations. In addition, in future periods, new laws and regulations, changes in remediation plans, advances in technology and additional information about the ultimate clean-up remedies could significantly change the company’s estimates. Management cannot assess the possible effect of compliance with future requirements.

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

   Asbestos

     Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 21,000 pending asbestos-related claims at December 31 and September 30, 2011. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2011	September 30, 2011
Pending and future claims	$75	$77
Asbestos-related insurance recoveries	67	67

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

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $67 million as of December 31, 2011. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

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

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. After consultation with Bates White, the company determined that as of December 31 and September 30, 2011 the probable liability for pending and future claims over the next four years is $19 million. The accrual estimates are based on historical data and certain assumptions with respect to events that may occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims beyond four years. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process.

     Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are currently being disputed. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. Based on consultation with advisors and underlying analysis performed by management, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $7 million and $9 million at December 31 and September 30, 2011, respectively. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

     On March 4, 2010, Gordon Bankhead and his spouse filed suit in Superior Court for Alameda County, California, against more than 40 defendants that Mr. Bankhead claims manufactured or supplied asbestos-containing products he allegedly was exposed to during his career as a janitor; as an ordnance specialist in the National Guard; and as an automotive parts-man. By the time trial began on October 27, 2010, Mr. and Mrs. Bankhead had settled with all defendants except for the company and three other defendants. The claims against these four defendants were limited to Mr. Bankhead’s work as an automotive parts-man. On December 23, 2010, the jury ruled against all four defendants, including the company. The company was assessed $375,000 in compensatory damages for which it has recorded a liability at December 31, 2011. Additionally, the company was assessed $4.5 million in punitive damages. The company has filed an appeal on the punitive damages award to the California Court of Appeals. Possible outcomes of the appeal include vacating the damages award in its entirety, reducing the award, affirming the award in its entirety or remanding the case back to the trial court. Accordingly, the possible estimated range of loss is $0 to $4.5 million. However, given the uncertainty associated with litigation including the appeal process, the company is unable to determine an estimate within that range which is considered more probable than others and accordingly has not recorded any liability at December 31, 2011. As a consequence of the uncertain outcome of the appeal process, the company is unable to estimate the impact, if any, the resolution of this matter may have on its liability for pending and future claims at December 31, 2011.

   Indemnifications

     In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At December 31 and September 30, 2011, the remaining estimated liability for this matter was approximately $22 million and $23 million, respectively.

     The company has recorded indemnity liabilities of $5 million related to the sale of its Body Systems business, primarily associated with income tax matters and $16 million related to the sale of its 57-percent interest in Meritor Suspension Systems Company related to its share of potential obligations related to taxes, pension funding shortfall, environmental and other contingencies. These amounts are included in other current liabilities and other liabilities in the accompanying consolidated balance sheet.

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

   Other

     On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that several filter manufacturers and their affiliated corporate entities, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The cases have been consolidated into a multi-district litigation proceeding in Federal court for the Northern District of Illinois. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. On May 25, 2010, the Office of the Attorney General for the State of Washington informed the company that it also was investigating the allegations raised in these suits. On August 9, 2010, the County of Suffolk, New York, filed a complaint in the Eastern District of New York based on the same allegations. The case was transferred to the multi-district litigation proceeding in Illinois, but has been dismissed without prejudice pursuant to a tolling agreement that continues until thirty (30) days after the claims by the indirect purchasers in the multi-district litigation are terminated, settled, or dismissed. On April 14, 2011, the judge in that multi-district litigation granted a stay on discovery and depositions until July 25, 2011. The stay was subsequently extended until August 23, 2011 and, on October 12, 2011, was further extended pending the court’s ruling on various motions. On January 19, 2012, counsel for the defendants and counsel for all purported class plaintiffs participated in a settlement conference that was facilitated by the magistrate for the judge in the multi-district litigation. None of the parties was able to reach any agreement at that conference and, on January 20, 2012, the court ruled on the above-referenced motions and vacated the stay on discovery and depositions.

     Based on management’s assessment, the company has recognized a $3 million liability in discontinued operations at December 31, 2011 for this matter. The company believes it has meritorious defenses against the claims raised in all of these actions and intends to vigorously defend itself. However, there is considerable uncertainty around the potential outcomes in a jury trial, and if this matter were to proceed to trial and were ultimately decided by a jury in favor of plaintiffs, it is possible that awarded damages could exceed the recorded liability by an amount that the company is unable to reasonably estimate at this time.

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

21. Accumulated Other Comprehensive Loss (AOCL)

     The components of AOCL as reported in the Consolidated Balance Sheet are as follows (in millions):

	December 31,	September 30,
	2011	2011
Foreign currency translation	$108	$110
Employee benefit related adjustments	(942)	(942)
Unrealized gains, net	—	3
Accumulated Other Comprehensive Loss	$(834)	$(829)

22. Business Segment Information

     The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s chief operating decision maker (CODM) is the Chief Executive Officer.

     The company has three reportable segments at December 31, 2011, as follows:

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

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	Eliminations	Total
Three months ended December 31, 2011:
External Sales	$697	$231	$231	$—	$1,159
Intersegment Sales	54	17	4	(75)	—
Total Sales	$751	$248	$235	$(75)	$1,159

Three months ended December 31, 2010:
External Sales	$531	$217	$209	$—	$957
Intersegment Sales	44	13	2	(59)	—
Total Sales	$575	$230	$211	$(59)	$957

	Three Months Ended
	December 31,
	2011	2010
Segment EBITDA:
Commercial Truck	$47	$33
Industrial	11	17
Aftermarket & Trailer	20	16
Segment EBITDA	78	66
Unallocated legacy and corporate (1)	1	(1)
Interest expense, net	(24)	(27)
Provision for income taxes	(20)	(20)
Depreciation and amortization	(17)	(16)
Loss on sale of receivables	(3)	(1)
Restructuring costs	(24)	(3)
Noncontrolling interests	(4)	(4)
Loss from continuing operations attributable
to Meritor, Inc.	$(13)	$(6)

(1)	Unallocated legacy and corporate represent items that are not directly related to our business segments and include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability matters. In addition, in the first quarter of fiscal year 2012, unallocated legacy and corporate includes a gain of approximately $3 million on sale of the company’s remaining ownership interest in Gabriel India, Ltd.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31,	September 30,
Segment Assets:	2011	2011
Commercial Truck	$1,522	$1,482
Industrial	455	470
Aftermarket & Trailer	499	504
Total segment assets	2,476	2,456
Corporate(1)	433	483
Discontinued operations	—	4
Less: Accounts receivable sold under off-balance
sheet factoring programs(2)	(356)	(280)
Total assets	$2,553	$2,663

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)	At December 31, 2011 and September 30, 2011 segment assets include $356 million and $280 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable and factoring programs (See Note 9). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

23. Subsequent Events

     On January 2, 2012, the company completed the sale of its Commercial Truck manufacturing facility located in St. Priest, France to Renault Trucks SAS, an affiliate of AB Volvo. In connection with the anticipated sale of the St. Priest manufacturing facility, the company recognized a long-lived asset impairment charge of $17 million during the quarter ended December 31, 2011 for the Disposal Group held for sale. The impairment and other restructuring charges are included in restructuring costs in the consolidated statement of operations (see Note 6).

24. Supplemental Guarantor Condensed Consolidating Financial Statements

     Certain of the company’s wholly-owned subsidiaries, as defined in the credit agreement (the Guarantors) irrevocably and unconditionally provide joint and several guarantee for the amounts outstanding under the senior secured revolving credit facility. Similar subsidiary guarantees were provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 17).

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

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2011
			Non-
	Parent	Guarantors	Guarantors	Elims		Consolidated
Sales
External	$—	$371	$788	$		$1,159
Subsidiaries	—	32	23		(55)	—
Total sales	—	403	811		(55)	1,159
Cost of sales	(12)	(366)	(730)		55	(1,053)
GROSS MARGIN	(12)	37	81		—	106
Selling, general and administrative	(22)	(19)	(24)		—	(65)
Restructuring costs	—	—	(24)		—	(24)
Other operating expense	(1)	—	—		—	(1)
OPERATING INCOME (LOSS)	(35)	18	33		—	16
Equity in earnings of affiliates	—	9	6		—	15
Other income (expense), net	—	—	4		—	4
Interest income (expense), net	(31)	7	—		—	(24)
INCOME (LOSS) BEFORE INCOME TAXES	(66)	34	43		—	11
Provision for income taxes	—	(3)	(17)		—	(20)
Equity income from continuing operations of subsidiaries	53	19	—		(72)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(13)	50	26		(72)	(9)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(9)	$(5)	$(3)		$8	$(9)
Net income (loss)	(22)	45	23		(64)	(18)
Less: Net income attributable to noncontrolling interests	—	—	(4)		—	(4)

NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(22)	$45	$19		$(64)	$(22)

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$303	$654	$—	$957
Subsidiaries	—	31	17	(48)	—
Total sales	—	334	671	(48)	957
Cost of sales	(14)	(308)	(578)	48	(852)
GROSS MARGIN	(14)	26	93	—	105
Selling, general and administrative	(29)	(23)	(18)	—	(70)
Restructuring costs	—	—	(3)	—	(3)
OPERATING INCOME (LOSS)	(43)	3	72	—	32
Equity in earnings of affiliates	—	7	6	—	13
Other income (expense), net	(1)	—	1	—	—
Interest income (expense), net	(30)	9	(6)	—	(27)
INCOME (LOSS) BEFORE INCOME TAXES	(74)	19	73	—	18
Provision for income taxes	—	(5)	(15)	—	(20)
Equity income from continuing operations of subsidiaries	68	52	—	(120)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(6)	66	58	(120)	(2)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	4	14	10	(24)	4
Net income	(2)	80	68	(144)	2
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$(2)	$80	$64	$(144)	$(2)

Amounts have been recast for discontinued operations.

MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	December 31, 2011
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$53	3	155	—	211
Receivables, net	—	19	592	—	611
Inventories	—	210	273	—	483
Other current assets	7	19	46	—	72
TOTAL CURRENT ASSETS	60	251	1,066	—	1,377
NET PROPERTY	9	140	246	—	395
GOODWILL	—	275	153	—	428
OTHER ASSETS	44	180	129	—	353
INVESTMENTS IN SUBSIDIARIES	1,308	239	—	(1,547)	—
TOTAL ASSETS	$1,421	1,085	1,594	(1,547)	2,553

CURRENT LIABILITIES
Short-term debt	$84	—	—	—	84
Accounts payable	55	184	532	—	771
Other current liabilities	115	65	162	—	342
TOTAL CURRENT LIABILITIES	254	249	694	—	1,197
LONG-TERM DEBT	943	—	8	—	951
RETIREMENT BENEFITS	951	—	124	—	1,075
INTERCOMPANY PAYABLE (RECEIVABLE)	220	(708)	488	—	—
OTHER LIABILITIES	73	169	71	—	313
EQUITY (DEFICIT) ATTRIBUTABLE TO
MERITOR, INC.	(1,020)	1,375	172	(1,547)	(1,020)
NONCONTROLLING INTERESTS	—	—	37	—	37
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,421	1,085	1,594	(1,547)	2,553

MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	September 30, 2011
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$92	$4	$121	$—	$217
Receivables, net	1	24	687	—	712
Inventories	—	181	279	—	460
Other current assets	6	17	47	—	70
TOTAL CURRENT ASSETS	99	226	1,134	—	1,459
NET PROPERTY	9	138	274	—	421
GOODWILL	—	275	156	—	431
OTHER ASSETS	44	179	129	—	352
INVESTMENTS IN SUBSIDIARIES	1,265	154	—	(1,419)	—
TOTAL ASSETS	$1,417	$972	$1,693	$(1,419)	$2,663

CURRENT LIABILITIES
Short-term debt	$84	$—	$—	$—	$84
Accounts payable	52	225	564	—	841
Other current liabilities	92	67	169	—	328
TOTAL CURRENT LIABILITIES	228	292	733	—	1,253
LONG-TERM DEBT	942	—	8	—	950
RETIREMENT BENEFITS	953	—	143	—	1,096
INTERCOMPANY PAYABLE (RECEIVABLE)	202	(820)	618	—	—
OTHER LIABILITIES	87	165	73	—	325
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR,
INC.	(995)	1,335	84	(1,419)	(995)
NONCONTROLLING INTERESTS	—	—	34	—	34
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,417	$972	$1,693	$(1,419)	$2,663

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2011
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$(26)	$11	$20	$—	$5

INVESTING ACTIVITIES
Capital expenditures	(1)	(12)	(12)	—	(25)
Other investing activities	—	—	2	—	2
Net cash flows provided by discontinued operations	—	—	11	—	11
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(1)	(12)	1	—	(12)

FINANCING ACTIVITIES
Intercompany advances	(12)	—	12	—	—
CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES	(12)	—	12	—	—

EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1

CHANGE IN CASH AND CASH EQUIVALENTS	(39)	(1)	34	—	(6)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	92	4	121	—	217
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$53	$3	$155	$—	$211

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR)
OPERATING ACTIVITIES	$196	$3	$(248)	$—	$(49)

INVESTING ACTIVITIES
Capital expenditures	(1)	(8)	(10)	—	(19)
Other investing activities	—	2	1	—	3
Net cash flows used by discontinued operations	—	—	(6)	—	(6)

CASH USED FOR INVESTING ACTIVITIES	(1)	(6)	(15)	—	(22)

FINANCING ACTIVITIES
Intercompany advances	(146)	—	146	—	—
Other financing activities	2	—	—	—	2
CASH PROVIDED BY (USED FOR) FINANCING
ACTIVITIES	(144)	—	146	—	2

EFFECT OF FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	—	—	2	—	2

CHANGE IN CASH AND CASH EQUIVALENTS	51	(3)	(115)	—	(67)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	47	6	290	—	343
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$98	$3	$175	$—	$276

Amounts have been recast for discontinued operations.

MERITOR, INC.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

OVERVIEW

     Meritor, Inc., formerly named ArvinMeritor, Inc., (the "company" or "Meritor"), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers (“OEMs”) and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, off-highway, military, bus and coach and other industrial OEMs and certain aftermarkets. Meritor common stock is traded on the New York Stock Exchange under the ticker symbol MTOR.

     Our results from continuing operations for the quarter ended December 31, 2011 were lower compared to the same quarter in the prior year. Loss from continuing operations in the first quarter of fiscal year 2012 was $13 million, or $0.13 per diluted share, compared to a loss of $6 million, or $0.07 per diluted share, in the prior year. Net loss for the first quarter of fiscal year 2012 was $22 million compared to a loss of $2 million in the prior year. On January 2, 2012, we completed the sale of our Commercial Truck manufacturing facility located in St. Priest, France to Renault Trucks SAS, an affiliate of AB Volvo. In connection with the anticipated sale of this manufacturing facility, we recognized non-cash charges of $19 million during the quarter ended December 31, 2011, including an asset impairment charge of $17 million for the disposal group, which is held for sale. In addition, other restructuring charges of approximately $4 million associated with employee headcount reduction and plant rationalization costs were recorded during the first quarter.

     Sales were $1,159 million for the first quarter of fiscal year 2012 compared to $957 million in the prior year. Adjusted EBITDA (see Non-GAAP Financial Measures below) for the first quarter of fiscal year 2012 was $79 million compared to $65 million in fiscal year 2011. The improved Adjusted EBITDA performance is primarily due to the increased sales compared to the prior year. Although the higher sales volumes resulted in improved earnings, our financial performance was negatively impacted in the first quarter of fiscal year 2012 by geographic sales mix in our Commercial Truck segment, mix of military sales in our Industrial segment and higher material costs compared to the same period a year ago.

     Cash flows provided by operating activities were $5 million in the first quarter of fiscal year 2012 compared to cash used by operating activities of $49 million in the first quarter of the prior fiscal year. The improvement in operating cash flows in the first quarter of fiscal year 2012 is due to improvements in working capital and lower usage of cash by discontinued operations compared to the prior year, partially offset by higher pension contributions. We continue to focus on improving cash flow by maintaining tight controls on global inventory, pursuing working capital improvements, and monitoring discretionary spending.

     Trends and Uncertainties

     Production Volumes

     The following table reflects estimated commercial vehicle production volumes for selected original equipment (OE) markets for the first quarters ended December 31, 2011 and 2010 based on available sources and management’s estimates.

	Three Months Ended December 31,		Percent
	2011	2010	Change
Commercial Vehicles (in thousands)
North America, Heavy-Duty Trucks	71	44	61%
North America, Medium-Duty Trucks	39	33	18%
United States and Canada, Trailers	57	40	43%
Western Europe, Heavy- and Medium-Duty Trucks	105	101	4%
South America, Heavy- and Medium-Duty Trucks	50	49	2%

     The pace of the recovery of commercial truck volumes in North America has been more rapid than previously anticipated. We expect production volumes in North America to continue to remain at levels experienced during the second half of fiscal year 2011 (which were higher than they were during the first half of fiscal year 2011).

     We expect production volumes in Europe to weaken in fiscal year 2012 compared to fiscal year 2011 levels. Production volumes in the South America have generally returned to levels that are strong by historic standards. In the near term, we expect South America production volumes to soften from current levels as the industry transitions to tighter emission standard requirements for commercial vehicles. However, we expect volumes to return to the previous strong levels later in the year.

MERITOR, INC.

     Increasing Material Costs

     The price of steel increased significantly in fiscal year 2011 and is expected to remain at these higher prices in the near term. These steel and other materials price increases, along with increasing transportation costs, have created pressure on profit margins and could continue to unfavorably impact our financial results in the future. We have recently executed actions with our major customers to mitigate the impact of these and future increases in steel costs on our profitability.

     Industry-Wide Issues

     Our business continues to address a number of other challenging industry-wide issues including the following:

  The accelerated ramp up of commercial truck production in North America and other regions and the impact on the ability to support customer demand;

  Volatility in price and availability of steel, components and other commodities;

  Disruptions in the financial markets and their impact on the availability and cost of credit;

  Higher energy and transportation costs;

  Consolidation and globalization of OEMs and their suppliers; and

  Pension and retiree medical health care costs.

     Other

     Other significant factors that could affect our results and liquidity in fiscal year 2012 include:

  Ability to work with our commercial truck customers to manage rapidly changing production volumes;

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

  Impact of currency exchange rate volatility in the markets in which we operate;

  Restrictive government actions by foreign countries (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs).

   Discontinued Operations Update

     On November 25, 2011, we completed the sale of our damper business located in Leicester, England. The sale of this business did not have a significant impact on our financial position, results of operations or cash flows. With this divestiture, we have completed the divestiture of all of our light vehicle systems (LVS) businesses.

     In the second quarter of fiscal year 2011, we announced the planned closure of our European trailer (EU Trailer) business. We ceased all manufacturing operations and use of productive assets prior to September 30, 2011.

     The results of operations and cash flows of our LVS and European Trailer businesses are presented in discontinued operations in the consolidated statements of operations and consolidated statement of cash flows, and prior period information has been recast to reflect this presentation.

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

     Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share are reconciled to loss from continuing operations and diluted loss per share below (in millions, except per share amounts).

	Three Months Ended
	December 31,
	2011	2010
Adjusted income (loss) from continuing
operations	$11	$(3)
Restructuring costs	(24)	(3)
Loss from continuing operations attributable
to Meritor, Inc.	$(13)	$(6)

Adjusted diluted earnings (loss) per share from
continuing operations	$0.12	$(0.04)
Impact of adjustments on diluted earning (loss)
per share	(0.25)	(0.03)
Diluted loss per share from continuing
operations	$(0.13)	$(0.07)

MERITOR, INC.

     Free cash flow and Free cash flow from continuing operations before restructuring payments are reconciled to cash flows provided by (used for) operating activities below (in millions).

	Three Months Ended
	December 31,
	2011	2010
Cash provided by (used for) operating activities –
continuing operations	$8	$(19)
Capital expenditures – continuing operations	(25)	(19)
Free cash flow – continuing operations	(17)	(38)
Cash used for operating activities – discontinued
operations	(3)	(30)
Capital expenditures – discontinued operations	—	(6)
Free cash flow – discontinued operations	(3)	(36)
Free cash flow – total company	$(20)	$(74)

Free cash flow – continuing operations	$(17)	$(38)
Restructuring payments – continuing operations	7	4
Free cash flow from continuing operations before
restructuring payments	$(10)	$(34)

MERITOR, INC.

     Adjusted EBITDA is reconciled to net loss attributable to Meritor, Inc. in “Results of Operations” below.

Results of Operations

     The following is a summary of our financial results (in millions, except per share amounts):

	Three Months Ended
	December 31,
	2011	2010
SALES:
Commercial Truck	$751	$575
Industrial	248	230
Aftermarket & Trailer	235	211
Intersegment Sales	(75)	(59)
SALES	$1,159	$957
SEGMENT EBITDA:
Commercial Truck	$47	$33
Industrial	11	17
Aftermarket & Trailer	20	16
SEGMENT EBITDA	78	66
Unallocated legacy and corporate (1)	1	(1)
ADJUSTED EBITDA	79	65
Interest expense, net	(24)	(27)
Provision for income taxes	(20)	(20)
Depreciation and amortization	(17)	(16)
Restructuring costs	(24)	(3)
Loss on sale of receivables	(3)	(1)
Noncontrolling interests	(4)	(4)
LOSS FROM CONTINUING OPERATIONS,
attributable to Meritor, Inc.	$(13)	$(6)
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS, net of tax, attributable to
Meritor, Inc.	(9)	4
NET LOSS, attributable to Meritor, Inc.	$(22)	$(2)
DILUTED EARNINGS (LOSS) PER SHARE
Attributable to Meritor, Inc.
Continuing operations	$(0.13)	$(0.07)
Discontinued operations	(0.10)	0.04
Diluted loss per share	$(0.23)	$(0.03)
DILUTED AVERAGE COMMON SHARES
OUTSTANDING	94.5	93.3

(1)	Unallocated legacy and corporate represent items that are not directly related to our business segments and include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability matters. In addition, in the first quarter of fiscal year 2012, unallocated legacy and corporate includes a gain of approximately $3 million on sale of our remaining ownership interest in Gabriel India, Ltd. Our ownership interest in Gabriel India, Ltd was a legacy cost method investment that we deemed non-core upon the completion of the sale of our light vehicle businesses.

MERITOR, INC.

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

   Sales

     The following table reflects total company and business segment sales for the three months ended December 31, 2011 and 2010. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales (in millions).

					Dollar Change Due To
	December 31,		Dollar	%		Volume /
	2011	2010	Change	Change	Currency	Other
Sales:
Commercial Truck	$751	$575	$176	31%	$(13)	$189
Industrial	248	230	18	8%	(5)	23
Aftermarket & Trailer	235	211	24	11%	(2)	26
Intersegment Sales	(75)	(59)	(16)	27%	2	(18)
TOTAL SALES	$1,159	$957	$202	21%	$(18)	$220

     Commercial Truck sales were $751 million in the first quarter of fiscal year 2012, up 31 percent from the first quarter of fiscal year 2011, reflecting higher OE production volumes, primarily in North America. The effect of foreign currency translation decreased sales by $13 million. Excluding the effects of foreign currency, sales increased by $189 million or 33 percent.

     Industrial sales were $248 million in the first quarter of fiscal year 2012, an increase of $18 million compared to the first quarter of fiscal year 2011. The increase in sales is primarily due to higher sales in the Asia-Pacific region, which increased approximately 13 percent from the prior year.

     Aftermarket & Trailer sales were $235 million in the first quarter of fiscal year 2012, up $24 million or 11 percent from the first three months of fiscal year 2011. The increase in sales is due to higher sales of our core aftermarket replacement products primarily in North America and our products for trailer applications.

   Cost of Sales and Gross Profit

     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended December 31, 2011 was $1,053 million compared to $852 million in the prior year, representing an increase of 24 percent. The increase in costs of sales is primarily due to the increased sales volumes discussed above. Total cost of sales was approximately 91 percent and 89 percent of sales for the three months periods ended December 31, 2011 and 2010, respectively.

     The following table summarizes significant factors contributing to the changes in costs of sales during first quarter of fiscal year 2012 compared to the prior quarter (in millions):

Cost of Sales
Quarter ended December 31, 2010	$852
Volumes and mix	188
Foreign exchange	(16)
Other, net	29
Quarter ended December 31, 2011	$1,053

     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Higher material costs	$161
Higher labor and overhead costs	35
Other costs	5
Total increase in costs of sales	$201

MERITOR, INC.

     Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended December 31, 2011 increased by approximately $161 million compared to the same period last year, primarily as a result of higher sales volumes. In addition, global steel prices increased significantly beginning in the second quarter of fiscal year 2011.

     Labor and overhead costs increased by $35 million compared to the same period in the prior year. The increase was primarily due to the higher sales volumes. Other factors favorably impacting labor and overhead costs are savings associated with continuous improvement and rationalization of operations.

     As a result of the above, gross profit for the three months ended December 31, 2011 was $106 million compared to $105 million in the same period last year. Gross margins were 9 percent and 11 percent for the three month periods ended December 31, 2011 and 2010.

   Other Income Statement Items

     Selling, general and administrative expenses for the three months ended December 31, 2011 and 2010 are summarized as follows (in millions):

	Three Months Ended		Three Months Ended
	December 31, 2011		December 31, 2010		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(3)	(0.3)%	$(1)	(0.1)%	$2	0.2 pts
Short- and long-term variable
compensation	(5)	(0.4)%	(6)	(0.6)%	(1)	(0.2) pts
All other SG&A	(57)	(4.9)%	(63)	(6.6)%	(6)	(1.7) pts
Total SG&A	$(65)	(5.6)%	$(70)	(7.3)%	$(5)	(1.7) pts

     All other SG&A represents normal selling, general and administrative expense. The overall decrease in all other SG&A expense, as well as the decrease as a percentage of sales, compared to fiscal year 2011 is a result of our continuing efforts to control costs.

     Restructuring costs of $24 million were recorded during the quarter ended December 31, 2011 compared to $3 million a year ago. During the first quarter of fiscal year 2012, we recognized restructuring costs of $23 million in our Commercial Truck segment in connection with the January 2012 sale of our St. Priest, France manufacturing facility to Renault Trucks SAS. These costs include non-cash charges of $19 million, of which $17 million relates to impairments for assets held for sale at December 31, 2011. In addition, we recognized $4 million of costs associated with employee headcount reductions and facility rationalization actions.

     Operating income for the first quarter of fiscal year 2012 was $16 million, compared to $32 million in the prior year. Key items impacting operating income are discussed above.

     Other income for the first quarter of fiscal 2012 was $4 million and was primarily associated with a gain on the sale of our remaining ownership interest in Gabriel India, Ltd. Our ownership interest in Gabriel India, Ltd was a legacy cost method investment that we deemed non-core upon the completion of the sale of our light vehicle businesses. There was no other income in the first quarter of fiscal year 2011.

     Equity in earnings of affiliates was $15 million in the first quarter of fiscal year 2012, compared to $13 million in the same period in the prior year. The increase is primarily due to higher earnings from our affiliates in the United States and Mexico.

     Interest expense, net for the first quarter of fiscal year 2012 was $24 million, compared to $27 million in the prior year. The decrease in interest expense, net is primarily due to lower fees on our credit facilities.

     Provision for income taxes was $20 million in each of the three month periods ended December 31, 2011 and 2010. In the first quarter of fiscal year 2012, our effective tax rate was 182 percent compared to 111 percent in the prior year. The significantly higher effective tax rate in the first quarter of fiscal year 2012 is a result of recognizing restructuring charges in connection with the sale of our St. Priest, France location in January 2012, for which no tax benefit is recognized. Excluding the impact of restructuring charges, our effective tax rate for the quarter would have been lower by 123 basis points. We expect our effective tax rate to decline to more normalized levels by the end of fiscal year 2012. We are recognizing valuation allowances against our deferred tax assets in certain jurisdictions, primarily the United States and Europe until we can generate sufficient income.

MERITOR, INC.

     Loss from continuing operations (before noncontrolling interests) for the first quarter of fiscal year 2012 was $9 million, compared to loss of $2 million, in the prior year. The reasons for the deterioration are discussed above.

     Loss from discontinued operations was $9 million in the first quarter of fiscal year 2012, compared to income of $4 million in the same period in the prior year. Significant items included in results from discontinued operations in the first quarter of fiscal year 2012 and 2011 include the following:

	Three Months Ended
	December 31,
	2011	2010
Operating income	$—	$14
Loss on sale of businesses	(1)	—
Restructuring costs	(1)	(1)
Charge for loss contingency	(3)	—
Other, net	(4)	(3)
Income (loss) before income taxes	(9)	10
Provision for income taxes	—	(6)
Net income (loss) from discontinued operations attributable
to Meritor, Inc.	$(9)	$4

     Operating income from discontinued operations represents income from normal operating activities of the businesses included in discontinued operations.

     Charge for loss contingency: In the first quarter of fiscal year 2012 we recognized a charge of approximately $3 million in connection with a loss contingency, which is discussed in more detail in Note 20 of the Notes to Consolidated Financial Statements.

     Other: Other primarily relates to charges for changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale.

     Net loss attributable to Meritor, Inc. was $22 million for the first quarter of fiscal year 2012 compared to $2 million in the first quarter of fiscal year 2011. Various factors impacting the net loss are previously discussed.

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

     The following table reflects Segment EBITDA and Segment EBITDA margins for the three months ended December 31, 2011 and 2010 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	December 31,			December 31,
	2011	2010	$ Change	2011	2010	Change
Commercial Truck	$47	$33	$14	6.3%	5.7%	0.6 pts
Industrial	11	17	(6)	4.4%	7.4%	(3.0) pts
Aftermarket & Trailer	20	16	4	8.5%	7.6%	0.9 pts
Segment EBITDA	$78	$66	$12	6.7%	6.9%	(0.2) pts

     Significant items impacting year over year Segment EBITDA include the following:

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	TOTAL
Segment EBITDA– Quarter ended December 31, 2010	$33	$17	$16	$66
Higher earnings from unconsolidated affiliates	2	—	—	2
Lower pension and retiree medical costs	2	1	—	3
Volume, mix, performance and other, net	10	(7)	4	7
Segment EBITDA – Quarter ended December 31, 2011	$47	$11	$20	$78

MERITOR, INC.

     Commercial Truck Segment EBITDA was $47 million in the first quarter of fiscal year 2012, up $14 million compared to the same period in the prior year. Segment EBITDA margin increased to 6.3 percent compared to 5.7 percent in the prior year. The increase in Segment EBITDA is attributable to higher commercial truck production volumes, primarily in North America, compared to the prior year and higher earnings from our unconsolidated joint ventures. The favorable impact of the higher sales volumes on Segment EBITDA margin was partially offset by adverse impact of geographic sales mix, unfavorable foreign currency translation (primarily associated with the Brazilian Real) and higher material costs (primarily steel) as compared to the same period a year ago.

     Industrial Segment EBITDA was $11 million in the first quarter of fiscal year 2012, down $6 million compared to the prior year. The favorable impact of higher sales in our Asia-Pacific region was more than offset by change in sales mix in that region as well as in our military products associated with the Caiman and FMTV programs and higher material costs. In the prior year’s first fiscal quarter, FMTV production began to shift to a new prime contractor, which was substantially completed during fiscal year 2011. Due to government budgetary constraints and the competitive bidding process, Adjusted EBITDA margins are lower on sales to the new prime contractor. In addition, there were no shipments associated with the Caiman military program in the current year’s first fiscal quarter. This change in sales mix significantly impacted our Segment EBITDA margins, which decreased to 4.4 percent in the first quarter of fiscal year 2012 compared to 7.4 percent in the prior year.

     Aftermarket & Trailer Segment EBITDA was $20 million in the first quarter of fiscal year 2012, up $4 million compared to the same period in the prior year. Segment EBITDA margin increased to 8.5 percent from 7.6 percent in the prior year. The increase in Segment EBITDA and Segment EBITDA margin is primarily due to higher sales in our core aftermarket products and higher sales of products for trailer applications, partially offset by increased steel costs.

Financial Condition

     Cash Flows (in millions)

	Three Months Ended December 31,
	2011	2010
OPERATING CASH FLOWS
Loss from continuing operations	$(9)	$(2)
Depreciation and amortization	17	16
Restructuring costs	24	3
Pension and retiree medical expense	14	18
Equity in earnings of affiliates	(15)	(13)
Dividends received from equity method investments	3	4
Pension and retiree medical contributions	(25)	(16)
Restructuring payments	(7)	(4)
Increase in working capital	(75)	(141)
Changes in sale of receivables	77	125
Other, net	4	(9)
Cash flows provided by (used for) continuing operations	8	(19)
Cash flows used for discontinued operations	(3)	(30)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$5	$(49)

     Cash provided by operating activities for the first three months of fiscal year 2012 was $5 million, compared to cash used of $49 million in the same period of fiscal year 2011. The improvement in operating cash flows in continuing operations was primarily due to improvements in working capital and lower variable compensation payments, partially offset by higher pension and retiree medical contributions. We continue to focus on improving cash flow by maintaining tight controls on global inventory, pursuing working capital improvements, and monitoring discretionary spending.

	Three Months Ended December 31,
	2011	2010
INVESTING CASH FLOWS
Capital expenditures	$(25)	$(19)
Other investing activities	2	3
Net investing cash flows provided by (used for) discontinued
operations	11	(6)
CASH USED FOR INVESTING ACTIVITIES	$(12)	$(22)

MERITOR, INC.

     Cash used for investing activities was $12 million and $22 million in the first three months of fiscal year 2012 and 2011, respectively. Capital expenditures increased to $25 million in the first three months of fiscal year 2012 from $19 million in the same period of the prior year. Investing cash flows provided by discontinued operations in the first three months of fiscal year 2012 include $10 million of cash received from the purchaser of our Body Systems business. At the time of sale, cash balances of $33 million remained at Body Systems entities in China and Brazil. The remaining cash balances, less related tax withholdings, are expected to be received before the end of fiscal year 2012.

     Cash provided by financing activities was $2 million in the first three months of fiscal year 2011 and related to proceeds from exercise of stock options. There were no financing cash flows in the first quarter of fiscal year 2012.

Liquidity

     Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	December 31,	September 30,
	2011	2011
Fixed-rate debt securities	$580	$580
Fixed-rate convertible notes	500	500
Unamortized discount on convertible notes	(65)	(68)
Unamortized gain on interest rate swap termination	12	14
Lines of credit and other	8	8
Total debt	$1,035	$1,034

     Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements and funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2012 capital expenditures for our business segments to be in the range of $100 million to $110 million. In addition, we currently expect restructuring cash costs to be approximately $20 million in fiscal year 2012, although we will continue to evaluate the performance of our global operations and may enact further restructuring if conditions warrant such actions.

     We generally fund our operating and capital needs with cash on hand, cash flow from operations, our various accounts receivable securitization and factoring arrangements and availability under our revolving credit facility. Cash in excess of local operating needs is generally used to reduce amounts outstanding, if any, under our revolving credit facility or U.S. accounts receivable securitization program. Our ability to access additional capital in the long term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds. We continuously evaluate our capital structure to ensure the most appropriate and optimal structure and may, from time to time, retire, repurchase, exchange or redeem outstanding indebtedness, issue new equity or debt securities or enter into new lending arrangements if conditions warrant.

     In November 2009, we filed a shelf registration statement with the Securities and Exchange Commission, which became effective in December 2009, registering $750 million aggregate debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale. Approximately $290 million of such securities remain available for issuance under this shelf registration statement.

     We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations through the term of our revolving credit facility, which matures in January 2014.

     Sources of liquidity as of December 31, 2011, in addition to cash on hand, are as follows:

	Total	Unused as of
	Facility Size	12/31/11	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$441	$441	January 2014
Committed U.S. accounts receivable securitization(2)	125	125	October 2013
Total on-balance sheet arrangements	566	566

Off-balance sheet arrangements:
Committed accounts receivable factoring programs(2)	434	86	Various
Other uncommitted factoring facilities(2)	26	18	Various
Letter of credit facility	30	—	November 2015
Total off-balance sheet arrangements	490	104
Total available sources	$1,056	$670

MERITOR, INC.

(1)	The availability under the revolving credit facility is subject to a collateral test as discussed under “Revolving Credit Facility” below.

(2)	Availability subject to adequate eligible accounts receivable as described below.

     Cash and Liquidity Needs – Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At December 31, 2011, we had $211 million in cash and cash equivalents.

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

     Repurchase Program – Our Board of Directors has approved a repurchase program for up to the remaining principal amount of the corporation’s 8-3/4 percent Notes due 2012 and up to $20 million of our 8-1/8 percent notes due in 2015 (subject to any necessary approvals). Repurchases, if any, may be made from time to time through maturity through open market purchases or privately negotiated transactions or otherwise, at the discretion of management as market conditions warrant. We purchased $18 million of notes under this program in fiscal year 2010.

     Revolving Credit Facility – We have a revolving credit facility of $441 million which matures in January 2014. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. At December 31, 2011 and September 30, 2011, there were no borrowings outstanding under the revolving credit facility. The $441 million revolving credit facility includes $100 million of availability for the issuance of letters of credit. At December 31, 2011 and September 30, 2011, no letters of credit were outstanding under the facility. At certain times during any given month, we may draw on our revolving credit facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay borrowing under the facility. Accordingly, during any given month, we may draw down on this facility in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

     Availability under the revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis and under the most recent collateral test, the full amount of the revolving credit facility was available for borrowing at December 31, 2011. Our availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012 and (ii) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity. At December 31, 2011, we were in compliance with the above noted covenants with a ratio of approximately 0.22x for the priority-debt-to-EBITDA covenant. Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility.

     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon the company’s current credit rating for the senior secured facilities. At December 31, 2011, the margin over LIBOR rate was 425 basis points, and the commitment fee was 50 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 325 basis points.

     U.S. Securitization Program – We have a $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by Ally Commercial Finance LLC, which expires in October 2013. Under this program, we have the ability to sell substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility discussed below) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At December 31, 2011 and September 30, 2011, no amount was outstanding under this program. At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends. This program does not have specific financial covenants; however, it does have a cross-default provision to our revolving credit facility agreement.

MERITOR, INC.

     Letter of Credit Facilities – We have a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At December 31 and September 30, 2011, we had $30 million of letters of credit outstanding under this facility. In addition, we had another $4 million and $2 million of letters of credit outstanding through other letters of credit facilities at December 31 and September 30, 2011, respectively.

     Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount were to exceed $35 million.

     Credit Ratings – At December 31, 2011, Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company is B, B+ and CCC+, respectively. Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company is B2, Ba2 and B3, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

Off-Balance Sheet Arrangements

     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at December 31, 2011, of approximately $356 million, of which $348 was attributable to factoring facilities, which involve the sale of AB Volvo accounts receivables. These programs are described in more detail below.

     Swedish Factoring Facility: We have an arrangement to sell trade receivables from AB Volvo through one of our European subsidiaries. Under this arrangement, which was renewed in June 2011 for a term of one year, we can sell up to, at any point in time, €150 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. We had utilized €149 million ($192 million) and €107 million ($146 million) of this accounts receivable factoring facility as of December 31, 2011 and September 30, 2011, respectively.

     French Factoring Facility: We have an arrangement to sell trade receivables through one of our French subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. We had utilized €68 million ($88 million) and €47 million ($63 million) of this accounts receivable securitization facility as of December 31, 2011 and September 30, 2011, respectively. In January 2012, we sold our manufacturing facility located at St. Priest, France to Renault Trucks SAS. As a result, the French Factoring Facility is expected to ramp down over the course of fiscal year 2012. On February 2, 2012, we entered into a new €25 million arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of our United Kingdom subsidiaries. We expect this new arrangement to partially offset the ramp down of the French facility in future quarters.

     U.S. Factoring Facility: We have an arrangement to sell trade receivables from AB Volvo and its subsidiaries, which expires in October 2012. Under this arrangement, we can sell up to, at any point in time, €60 million ($78 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. We had utilized €53 million ($68 million) and €46 million ($62 million) of this accounts receivable factoring facility as of December 31 and September 30, 2011, respectively.

     The above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through June 2012 for the French and the Swedish facilities and October 2012 for the U.S. facility. The commitments are subject to standard terms and conditions for these types of arrangements (including, in the case of the French commitment, a sole discretion clause whereby the bank retains the right to not purchase receivables, which to our knowledge has never been invoked).

     In addition, several of our European subsidiaries factor eligible accounts receivables with financial institutions. The amount of factored receivables was approximately $8 million at December 31 and September 30, 2011.

MERITOR, INC.

Contingencies

     Contingencies related to environmental, asbestos and other matters are discussed in Note 20 of the Notes to Condensed Consolidated Financial Statements.

New Accounting Pronouncements

   Accounting standards to be implemented

     In September 2011, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2011-08: Testing Goodwill for Impairment. Under the revised guidance, entities testing for goodwill impairment have an option of performing a qualitative assessment before calculating the fair value for the reporting unit, i.e., Step 1 of the goodwill impairment test. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the first step of the two-step impairment test would be required. If it is not more-likely-than-not that the fair value of the reporting unit is less than the carrying value, then goodwill is not considered to be impaired. ASU No. 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill at least annually for impairment. This ASU is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We will adopt the revised guidance provided in this ASU effective with our second quarter of fiscal year 2012 and do not believe the adoption will have a significant effect on our goodwill impairment assessments in the future.

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

     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For the first quarter of fiscal year 2012, our reported financial results have been adversely affected by the appreciation of the U.S. dollar against foreign currencies whereas for fiscal year 2011, our reported financial results benefited from depreciation of the U.S. dollar against foreign currencies.

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

     We generally have not hedged against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. However, in the first quarter of fiscal year 2012 and fourth quarters of fiscal years 2011 and 2010, due to the volatility of the Brazilian real as compared to the U.S. dollar, we entered into foreign currency option contracts to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts are recorded in other income (expense), net, in the consolidated statement of operations, generally reducing the exposure to translation volatility during a full-year period. The impact of these option contracts was not significant to our results of operations or financial position at December 31, 2011.

MERITOR, INC.

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

Market Risk	Assuming a	Assuming a	Favorable /
	10% Increase	10% Decrease	(Unfavorable)
	in Rates	in Rates	Impact on
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$(0.5)	$0.5	Fair Value
Forward contracts in Euro(1)	(2.6)	2.6	Fair Value
Foreign currency denominated debt	0.8	(0.8)	Fair Value

	Assuming a 50	Assuming a 50	Favorable /
	BPS Increase in	BPS Decrease in	(Unfavorable)
Interest Rate Sensitivity:	Rates	Rates	Impact on
Debt - fixed rate	$(25.0)	$26.3	Fair Value

(1)	Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

     At December 31, 2011 a 10% decrease in quoted currency exchange rates would result in a potential loss of approximately $1 million in foreign currency denominated debt.

     At December 31, 2011 the fair value of debt outstanding was approximately $899 million. A 50 basis points decrease in quoted interest rates would result in favorable impact of $26 million on fixed rate debt.

Item 4. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

     In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

MERITOR, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Except as set forth in this Quarterly Report under Note 20 “Contingencies”, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2011.

Item 1A. Risk Factors

     There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer repurchases

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of Part II of this Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the first quarter of 2012.

Item 5. Other Information

     United Kingdom Factoring Facility

     On February 2, 2012, we entered into an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of our United Kingdom subsidiaries. Under this arrangement, which expires in February 2013, we can sell up to, at any point in time, €25 million of eligible trade receivables. The purchase price for the receivables under this program is the net face value of such receivables, discounted for the period of time from the date of sale to the anticipated date of payment at a rate equal to EURIBOR plus 1.08 percent per annum. The receivables sold under this program are excluded from our consolidated balance sheet. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables.

     This arrangement is intended to effect an absolute transfer of the relevant receivables, and contain representations, warranties and covenants typical for such a transaction. It also contains a cross-default to our senior secured credit facility and other customary events of default. For a further description of the covenants set forth in our senior secured credit facility, please see Note 17 of the Notes to Consolidated Financial Statements and the discussion under the heading “Liquidity” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report on Form 10-Q.

MERITOR, INC.

     Cautionary Statement

     This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to adjust their demands in view of rapid changes in production levels; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; reduced production for certain military programs as compared to levels in prior years and the return of volumes of selected long-term military contracts to more normalized levels; global economic and market cycles and conditions, including a slower than anticipated recovery from the recent global economic crisis; risks inherent in operating abroad (including foreign currency exchange rates and potential disruption of production and supply due to terrorist attacks or acts of aggression); the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether the liquidity of the company will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities; or demand for our products due to work stoppages; the financial condition of the company's suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of the company's debt; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company's debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; the outcome of actual and potential product liability, warranty and recall claims; rising costs of pension and other postretirement benefits; and possible changes in accounting rules; as well as other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of our Annual Report on Form 10-K, as amended, for the year ending October 2, 2011: Item 1. Business, “Customers; Sales and Marketing” “Competition” “Raw Materials and Suppliers” “Employees” “Environmental Matters” “International Operations” and “Seasonality; Cyclicality”; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” “Legal Proceedings” and “Risk Factors” herein. These forward-looking statements are made only as of the respective dates on which they were made, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

* Filed herewith.

MERITOR, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

Date: February 6, 2012	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: February 6, 2012	By:	/s/	J.A. Craig
J.A. Craig
Senior Vice President and Chief Financial Officer