Form 10-Q
period 2012-04-01
MERITOR INC
filed 2012-05-04
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2012

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

Yes                  No        X

96,487,135 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on April 1, 2012.

INDEX

			Page No.
PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements:

		Consolidated Statement of Operations - - Three and Six Months
		Ended March 31, 2012 and 2011	3

		Condensed Consolidated Balance Sheet - -
		March 31, 2012 and September 30, 2011	4

		Condensed Consolidated Statement of Cash Flows - -
		Six Months Ended March 31, 2012 and 2011	5

		Condensed Consolidated Statement of Equity (Deficit) - -
		Six Months Ended March 31, 2012 and 2011	6

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results of Operations	33

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	50

	Item 4.	Controls and Procedures	51

PART II.	OTHER INFORMATION:

	Item 1.	Legal Proceedings	52

	Item 1A.	Risk Factors	52

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

	Item 5.	Other Information	52

	Item 6.	Exhibits	54

Signatures			55

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

MERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
	(Unaudited)
Sales	$1,160	$1,176	$2,319	$2,133
Cost of sales	(1,026)	(1,058)	(2,079)	(1,910)
GROSS MARGIN	134	118	240	223
Selling, general and administrative	(72)	(70)	(137)	(140)
Restructuring costs	(3)	(5)	(27)	(8)
Other operating expense	(1)	(2)	(2)	(2)
OPERATING INCOME	58	41	74	73
Other income (loss), net	1	(2)	5	(2)
Equity in earnings of affiliates	14	17	29	30
Interest expense, net	(23)	(24)	(47)	(51)
INCOME BEFORE INCOME TAXES	50	32	61	50
Provision for income taxes	(17)	(21)	(37)	(41)

INCOME FROM CONTINUING OPERATIONS	33	11	24	9
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(9)	11	(18)	15
NET INCOME	24	22	6	24
Less: Income attributable to noncontrolling interests	(4)	(5)	(8)	(9)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$20	$17	$(2)	$15

NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$29	$6	$16	$—
Income (loss) from discontinued operations	(9)	11	(18)	15
Net income (loss)	$20	$17	$(2)	$15
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.30	$0.06	$0.17	$—
Discontinued operations	(0.09)	0.12	(0.19)	0.16
Basic earnings (loss) per share	$0.21	$0.18	$(0.02)	$0.16
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.30	$0.06	$0.17	$—
Discontinued operations	(0.09)	0.12	(0.19)	0.15
Diluted earnings (loss) per share	$0.21	$0.18	$(0.02)	$0.15

Basic average common shares outstanding	96.3	94.3	95.4	93.8

Diluted average common shares outstanding	97.2	96.9	97.2	96.9

See notes to consolidated financial statements. Amounts for prior period have been recast for discontinued operations.

MERITOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	March 31,	September 30,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109	$217
Receivables, trade and other, net	703	712
Inventories	489	460
Other current assets	65	70
TOTAL CURRENT ASSETS	1,366	1,459
NET PROPERTY	404	421
GOODWILL	433	431
OTHER ASSETS	362	352
TOTAL ASSETS	$2,565	$2,663

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$21	$84
Accounts payable	809	841
Other current liabilities	343	328
TOTAL CURRENT LIABILITIES	1,173	1,253
LONG-TERM DEBT	954	950
RETIREMENT BENEFITS	1,064	1,096
OTHER LIABILITIES	319	325
EQUITY (DEFICIT):
Common stock (March 31, 2012 and September 30, 2011, 96.4 and 94.6 shares
issued and outstanding, respectively)	96	94
Additional paid-in capital	898	897
Accumulated deficit	(1,159)	(1,157)
Accumulated other comprehensive loss	(820)	(829)
Total deficit attributable to Meritor, Inc.	(985)	(995)
Noncontrolling interests	40	34
TOTAL DEFICIT	(945)	(961)
TOTAL LIABILITIES AND DEFICIT	$2,565	$2,663

See notes to consolidated financial statements.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended March 31,
	2012	2011
	(Unaudited)
OPERATING ACTIVITIES
CASH USED FOR OPERATING ACTIVITIES (See Note 10)	$(46)	$(44)
INVESTING ACTIVITIES
Capital expenditures	(43)	(42)
Proceeds from sale of property	18	—
Other investing activities	(2)	1
Net investing cash flows used for continuing operations	(27)	(41)
Net investing cash flows provided by (used for) discontinued operations	28	(71)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	1	(112)
CASH PROVIDED BY FINANCING ACTIVITIES:
Borrowings on accounts receivable securitization program, net	19	—
Repayment of notes	(84)	—
Other financing activities	—	6
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(65)	6
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE
RATES ON CASH AND CASH EQUIVALENTS	2	2
CHANGE IN CASH AND CASH EQUIVALENTS	(108)	(148)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	217	343
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109	$195

See notes to consolidated financial statements. Amounts for prior period have been recast for discontinued operations.

MERITOR, INC.
CONDENSED CONSOLIDATED STATEMENT OF
EQUITY (DEFICIT)
(In millions)
(unaudited)

				Accumulated
		Additional		Other	Total Deficit
	Common	Paid-in	Accumulated	Comprehensive	Attributable to	Noncontrolling
	Stock	Capital	Deficit	Loss	Meritor, Inc.	Interests	Total
Beginning balance
at September 30,
2011	$94	$897	$(1,157)	$(829)	$(995)	$34	$(961)
Net income (loss)	—	—	(2)	—	(2)	8	6
Foreign currency
translation
adjustments	—	—	—	9	9	—	9
Employee benefit						—
related adjustment	—	—	—	2	2	—	2
Other	—	—	—	(2)	(2)	—	(2)
Comprehensive
income					7	8	15
Issuance of
restricted stock	2	(2)	—	—	—	—	—
Equity based Compensation expense	—	3	—	—	3	—	3
Other	—	—	—	—	—	(2)	(2)
Ending Balance at
March 31, 2012	$96	$898	$(1,159)	$(820)	$(985)	$40	$(945)

Beginning balance
at September 30,
2010	$92	$886	$(1,220)	$(812)	$(1,054)	$31	$(1,023)
Net income	—	—	15	—	15	9	24
Foreign currency
translation
adjustments	—	—	—	38	38	—	38
Impact of sale of
business				(62)	(62)		(62)
Employee benefit
related adjustment	—	—	—	9	9		9
Other	—	—	—	(2)	(2)	—	(2)
Comprehensive
income (loss)					(2)	9	7
Equity based
compensation
expense	—	3	—	—	3	—	3
Exercise of stock
options	1	5	—	—	6	—	6
Other	—	1	—	—	1	—	1
Ending Balance at
March 31, 2011	$93	$895	$(1,205)	$(829)	$(1,046)	$40	$(1,006)

See notes to consolidated financial statements.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     Meritor, Inc., (the "company" or "Meritor"), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers (“OEMs”) and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, off-highway, military, bus and coach and other industrial OEMs and certain aftermarkets. The consolidated financial statements are those of the company and its consolidated subsidiaries.

     Certain businesses are reported in discontinued operations in the consolidated statement of operations, statement of cash flows and related notes for all periods presented. Additional information regarding discontinued operations is discussed in Note 4.

     In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2011. The results of operations for the six months ended March 31, 2012, are not necessarily indicative of the results for the full year.

     The company’s fiscal year ends on the Sunday nearest September 30. The second quarter of fiscal years 2012 and 2011 ended on April 1, 2012 and April 3, 2011, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and March 31 are used consistently throughout this report to represent the fiscal year end and second quarter end, respectively.

     The company has evaluated subsequent events through the date that the consolidated financial statements were issued. On April 23, 2012, the company amended and extended its bank credit facility (see Note 17).

2. Earnings per Share

     Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards and convertible securities, if applicable.

     A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Basic average common shares outstanding	96.3	94.3	95.4	93.8
Impact of stock options	—	0.2	—	0.2
Impact of restricted shares and share units	0.9	2.4	1.8	2.9
Diluted average common shares outstanding	97.2	96.9	97.2	96.9

     For the three and six months ended March 31, 2012 and March 31, 2011, options to purchase 0.7 million and 0.4 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would be anti-dilutive. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the stock price at the end of the quarter is less than the conversion price.

3. New Accounting Standards

   Accounting standards implemented during fiscal year 2012

     In September 2011, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2011-08: Testing Goodwill for Impairment. Under the revised guidance, entities testing for goodwill impairment have an option of performing a qualitative assessment before calculating the fair value for the reporting unit, i.e., Step 1 of the goodwill impairment test. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the first step of the two-step impairment test would be required. If it is not more-likely-than-not that the fair value of the reporting unit is less than the carrying value, then goodwill is not considered to be impaired. ASU No. 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill at least annually for impairment. This ASU is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. The company has adopted the revised guidance provided in this ASU effective with its second quarter of fiscal year 2012 and will apply it in the fiscal year 2012 goodwill impairment review during the fourth quarter. The company does not expect any significant effect on its goodwill impairment assessments as a result of the adoption of the new guidance.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). This ASU is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of and disclosures about fair value. The guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The company has adopted this new guidance effective with its second quarter of fiscal year 2012 and has provided required disclosures in Note 18 to the consolidated financial statements.

   Accounting standard to be implemented

     In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The company does not believe the adoption of the new guidance will have a significant impact on the company’s consolidated financial statements.

4. Discontinued Operations

     Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Sales	$—	$19	$2	$336
Operating income (loss), net	$—	$(1)	$—	$13
Gain (loss) on sale of businesses, net	—	19	(1)	19
Restructuring costs	—	(6)	(1)	(7)
Charge for legal contingency (see Note 20)	(6)	—	(9)	—
Environmental remediation charges	(2)	(1)	(2)	(1)
Other, net	(2)	(4)	(6)	(7)
Income (loss) before income taxes	(10)	7	(19)	17
Benefit (provision) for income taxes	1	4	1	(2)
Income (loss) from discontinued operations
attributable to Meritor, Inc.	$(9)	$11	$(18)	$15

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

     In the second quarter of fiscal year 2011, the company announced the planned closure of its European Trailer (EU Trailer) business which was part of the company’s Aftermarket & Trailer segment. All manufacturing operations and use of productive assets ceased prior to September 30, 2011. The company sold certain long-lived and current assets of the business to a third party during the fourth quarter of fiscal year 2011. The European Trailer business is presented in discontinued operations for all periods presented.

     The following summarizes significant items included in income from discontinued operations in the consolidated statement of operations for the three- and six-month periods ended March 31, 2012 and 2011:

     Sales from discontinued operations in the three month period ended March 31, 2011 were $19 million, which primarily related to the company’s EU Trailer business. Sales in the six month period ended March 31, 2011 were $336 million, which included $298 million in Body Systems and $30 million in EU Trailer.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Operating income (loss), net from discontinued operations in the three and six month periods ended March 31, 2011 represents income from normal operating activities of businesses, primarily Body Systems, included in discontinued operations.

     Net gain (loss) on sale of businesses: The loss on sale of business in the six month period ended March 31, 2012 relates to the sale of the company’s damper business located in Leicester, England during the first quarter of fiscal year 2012. In the second quarter of fiscal year 2011, the company recognized a pre-tax gain of $32 million ($32 million after tax) on the sale of the Body Systems business and a pre-tax loss of $13 million ($13 million after tax) on the sale of its Gabriel Europe business.

     Restructuring costs: In the second quarter of fiscal year 2011, the company recognized $6 million of restructuring charges associated with the closure of its EU Trailer business. The company recognized additional restructuring charges of $1 million associated with EU Trailer closure in the first six months of fiscal year 2012.

     Other: These charges primarily relate to charges for changes in estimates and adjustments for certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale, and costs associated with the divestiture actions.

5. Goodwill

     A summary of the changes in the carrying value of goodwill are presented below (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	Total
Balance at September 30, 2011	$150	$109	$172	$431
Foreign currency translation	2	—	—	2
Balance at March 31, 2012	$152	$109	$172	$433

6. Restructuring Costs

     At March 31, 2012 and September 30, 2011, $15 million and $19 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the six months ended March 31, 2012 and 2011 are as follows (in millions):

	Employee		Plant
	Termination	Asset	Shutdown
	Benefits	Impairment	& Other	Total
Balance at September 30, 2011	$19	$—	$—	$19
Activity during the period:
Charges to continuing operations	6	19	2	27
Charges to discontinued operations(1)	—	—	1	1
Asset impairments and other	(1)	(19)	—	(20)
Cash payments – continuing operations	(9)	—	(1)	(10)
Cash payments – discontinued operations	(1)	—	(1)	(2)
Total restructuring reserves at March 31, 2012	14	—	1	15
Less: non-current restructuring reserves	(5)	—	—	(5)
Restructuring reserves – current, at March 31, 2012	$9	$—	$1	$10

Balance at September 30, 2010	$11	$—	$—	$11
Activity during the period:
Charges to continuing operations	7	1	—	8
Charges to discontinued operations(1)	6	—	—	6
Asset impairments	—	(1)	—	(1)
Cash payments - continuing operations	(7)	—	—	(7)
Cash payments – discontinued operations	(1)	—	—	(1)
Other	1	—	—	1
Total restructuring reserves at March 31, 2011	$17	$—	$—	$17

(1)	Charges to discontinued operations are included in income from discontinued operations in the consolidated statement of income.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Performance Plus: During fiscal year 2007, the company launched a long-term profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s continuing operations recognized restructuring costs in its Commercial Truck business segment of $24 million in the first six months of fiscal year 2012 related to Performance Plus. These costs include $19 million of non-cash charges, including an impairment charge of $17 million for assets held for sale at December 31, 2011. In connection with the then planned sale of St. Priest, France manufacturing facility to Renault Trucks SAS, the company classified certain assets and associated liabilities as held for sale (collectively the “Disposal Group”) at December 31, 2011. Upon comparing the carrying value of the Disposal Group to its fair value less cost to sell, an impairment was identified. The sale of Disposal Group was completed on January 2, 2012. In addition, other restructuring charges of approximately $5 million (including $1 million in the second quarter of fiscal year 2012) associated with employee headcount reduction and plant rationalization costs were recognized in connection with the sale of St. Priest facility. Restructuring costs recognized in the first and second quarters of fiscal year 2011 were also associated with the company’s Commercial Truck segment.

     Cumulative restructuring costs recorded for this program as of March 31, 2012 are $186 million, including $93 million reported in discontinued operations in the consolidated statement of operations. These costs primarily relate to employee severance and related costs of $117 million, asset impairment charges of $41 million and $28 million primarily associated with pension termination benefits. The company’s Commercial Truck segment has recognized cumulative restructuring costs associated with Performance Plus of $82 million. Cumulative restructuring costs of $11 million were recognized by corporate locations and the company’s Aftermarket & Trailer segment. Substantially all restructuring actions associated with Performance Plus were complete as of March 31, 2012.

     Fiscal Year 2012 European Action: During the second quarter of fiscal year 2012, the company approved a European headcount reduction plan in response to the ongoing economic weakness and uncertainty in that region and recognized approximately $1 million of restructuring costs associated with this plan in its Commercial Truck segment. Remaining anticipated costs under this plan are approximately $5 million and are expected to be incurred during the second half of fiscal year 2012.

7. Other Income (Loss), Net

     Other income, net for the six months ended March 31, 2012 includes a $3 million non-operating gain related to the sale of the company’s remaining ownership interest in Gabriel India, Ltd during the first quarter of fiscal year 2012. The company’s ownership interest in Gabriel India, Ltd was a legacy cost method investment that the company deemed non-core upon the completion of the sale of its light vehicle businesses.

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

     For the first six months of fiscal 2012 and 2011, the company had approximately $52 million and $85 million, respectively, of net pre-tax losses in tax jurisdictions in which a tax benefit is not recorded. Losses arising from these jurisdictions resulted in increasing the valuation allowance, rather than reducing income tax expense.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Accounts Receivable Factoring

     Off-balance sheet arrangements

     Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement, which was renewed in June 2011 for a term of one year, the company can sell up to, at any point in time, €150 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €131 million ($174 million) and €107 million ($146 million) of this accounts receivable factoring facility as of March 31, 2012 and September 30, 2011, respectively.

     French Factoring Facility: The company has an arrangement to sell trade receivables through one of its French subsidiaries. Under this arrangement, the company can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €6 million ($8 million) and €47 million ($63 million) of this accounts receivable factoring facility as of March 31, 2012 and September 30, 2011, respectively. In January 2012, the company sold its manufacturing facility located at St. Priest, France to Renault Trucks SAS. As a result, the French Factoring Facility is expected to ramp down over the course of fiscal year 2012. During the second quarter of fiscal year 2012, the company entered into new arrangements to sell trade receivables from AB Volvo and its European subsidiaries through its United Kingdom and Italian subsidiaries as more fully described below.

     U.S. Factoring Facility: In October 2010, the company entered into a two-year arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, the company can sell up to, at any point in time, €60 million ($80 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €49 million ($65 million) and €46 million ($62 million) of this accounts receivable factoring facility as of March 31, 2012 and September 30, 2011, respectively.

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

     United Kingdom Factoring Facility: On February 2, 2012, the company entered into an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which expires in February 2013, the company can sell up to, at any point in time, €25 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €5 million ($7 million) of this accounts receivable factoring facility as of March 31, 2012. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables.

     Italy Factoring Facility: On March 15, 2012, the company entered into an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in March 2017, the company can sell up to, at any point in time, €30 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €17 million ($22 million) of this accounts receivable factoring facility as of March 31, 2012. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables.

     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $11 million and $8 million at March 31, 2012 and September 30, 2011, respectively.

     Total costs associated with these off-balance sheet arrangements were $6 million and $3 million in the six month periods ended March 31, 2012 and 2011, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations.

     On-balance sheet arrangements

     The company has a $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by Ally Commercial Finance LLC which expires in October 2013. Under this program, the company has the ability to sell substantially all of the trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility discussed above) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At March 31, 2012, the company had $19 million of borrowings outstanding under this program. At September 30, 2011, no amount was outstanding under this program. This program does not have specific financial covenants; however, it does have a cross-default provision to the company’s revolving credit facility agreement.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Operating Cash Flow

     The reconciliation of net income to cash flows used for operating activities is as follows (in millions):

	Six Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$6	$24
Less: Income (loss) from discontinued operations, net of tax	(18)	15
Income from continuing operations	24	9
Adjustments to income from continuing operations to arrive at cash used for operating activities:
Depreciation and amortization	33	33
Restructuring costs	27	8
Equity in earnings of affiliates	(29)	(30)
Pension and retiree medical expense	26	35
Other adjustments to income from continuing operations	7	8
Dividends received from affiliates	8	7
Pension and retiree medical contributions	(50)	(34)
Restructuring payments	(10)	(7)
Changes in off-balance sheet receivable securitization and factoring	8	138
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency
adjustments and discontinued operations	(82)	(174)
Operating cash flows used for continuing operations	(38)	(7)
Operating cash flows used for discontinued operations	(8)	(37)
CASH USED FOR OPERATING ACTIVITIES	$(46)	$(44)

11. Inventories

     Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	March 31,	September 30,
	2012	2011
Finished goods	$202	$183
Work in process	48	63
Raw materials, parts and supplies	239	214
Total	$489	$460

12. Other Current Assets

     Other current assets are summarized as follows (in millions):

	March 31,	September 30,
	2012	2011
Current deferred income tax assets, net	$27	$28
Asbestos-related recoveries (see Note 20)	9	9
Deposits and collateral	7	11
Prepaid and other	22	18
Assets of discontinued operations	—	4
Other current assets	$65	$70

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Net Property

     Net property is summarized as follows (in millions):

	March 31,	September 30,
	2012	2011
Property at cost:
Land and land improvements	$39	$47
Buildings	251	264
Machinery and equipment	913	897
Company-owned tooling	157	153
Construction in progress	55	74
Total	1,415	1,435
Less accumulated depreciation	(1,011)	(1,014)
Net property	$404	$421

14. Other Assets

     Other assets are summarized as follows (in millions):

	March 31, 2012	September 30, 2011
Investments in non-consolidated joint ventures	$197	$174
Asbestos-related recoveries (see Note 20)	65	67
Non-current deferred income tax assets, net	12	12
Unamortized debt issuance costs	21	25
Capitalized software costs, net	22	23
Prepaid pension costs	10	9
Other	35	42
Other assets	$362	$352

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

     The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture at a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At March 31, 2012, the company’s investment in the joint venture was $37 million representing the company’s maximum exposure to loss. This amount is included in investments in non-consolidated joint ventures in the table above.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. Other Current Liabilities

     Other current liabilities are summarized as follows (in millions):

	March 31,	September 30,
	2012	2011
Compensation and benefits	$132	$148
Income taxes	26	23
Taxes other than income taxes	38	38
Accrued interest	5	5
Product warranties	17	19
Restructuring (see Note 6)	10	16
Asbestos-related liabilities (see Note 20)	19	18
Deferred credit	18	—
Other	78	61
Other current liabilities	$343	$328

     The deferred credit is associated with proceeds received from the sale of excess land at the company’s Commercial Truck facility in Cwmbran, Wales. The company entered into an agreement to sell the excess land in February 2012; however, due to its continued use of this land through April 2012, it has deferred the recognition of a gain on the sale. The company expects to recognize the gain during the third quarter of fiscal year 2012. The land subject to this transaction with a carrying amount of approximately $1 million has been classified as held for sale and is included in other current assets in the accompanying condensed consolidated balance sheet (see Note 12).

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

     A summary of the changes in product warranties is as follows (in millions):

	Six Months Ended
	March 31,
	2012	2011
Total product warranties – beginning of period	$48	$54
Accruals for product warranties	10	12
Payments	(7)	(11)
Change in estimates and other	(5)	(2)
Total product warranties – end of period	46	53
Less: Non-current product warranties (see Note 16)	(29)	(25)
Product warranties – current	$17	$28

16. Other Liabilities

     Other liabilities are summarized as follows (in millions):

	March 31,	September 30,
	2012	2011
Asbestos-related liabilities (see Note 20)	$77	$78
Non-current deferred income tax liabilities	95	92
Liabilities for uncertain tax positions	34	35
Product warranties (see Note 15)	29	29
Environmental	8	9
Indemnity obligations	36	41
Other	40	41
Other liabilities	$319	$325

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Long-Term Debt

     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	March 31,	September 30,
	2012	2011
8-3/4 percent notes due 2012(1)	$—	$84
8-1/8 percent notes due 2015	250	250
10-5/8 percent notes due 2018	246	246
4.625 percent convertible notes due 2026(2)	300	300
4.0 percent convertible notes due 2027(2)	200	200
Lines of credit and other	12	8
Accounts receivable securitization	19	—
Unamortized gain on interest rate swap termination	11	14
Unamortized discount on convertible notes	(63)	(68)
Subtotal	975	1,034
Less: current maturities	(21)	(84)
Long-term debt	$954	$950

(1)	During the quarter ended March 31, 2012, the company retired its $84 million 8-3/4 percent notes due 2012 at par value.

(2)	The 4.625 percent and 4.0 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively.

   Revolving Credit Facility

     At March 31, 2012, the company had a revolving credit facility of $441 million which was slated to mature in January 2014. The availability under this facility was dependent upon various factors, including principally performance against certain financial covenants. At March 31, 2012 and September 30, 2011, there were no borrowings outstanding under the revolving facility. The revolving credit facility included a $100 million limit on the issuance of letters of credit. No letters of credit were outstanding at March 31, 2012 and September 30, 2011 under the revolving credit facility.

     Availability under the revolving credit facility was subject to a collateral test, pursuant to which borrowings on the revolving credit facility could not exceed 1.0x the collateral test value. The collateral test was performed on a quarterly basis and under the most recent collateral test, the full amount of the revolving credit facility was available for borrowing at March 31, 2012. Availability under the revolving credit facility was also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company was required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012; and (ii) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity. At March 31, 2012, the company was in compliance with all covenants under its credit agreement with a ratio of approximately 0.26x for the priority debt-to-EBITDA covenant.

     Borrowings under the revolving credit facility were collateralized by approximately $653 million of the company’s assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company’s investment in all or a portion of certain of its wholly-owned subsidiaries.

     Borrowings under the revolving credit facility were subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which were based upon the company’s current credit rating for the senior secured facility. At March 31, 2012, the margin over LIBOR rate was 425 basis points and the commitment fee was 50 basis points.

     Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guaranteed amounts outstanding under the revolving credit facility. Similar subsidiary guarantees were provided for the benefit of the holders of the publicly-held notes outstanding under the company’s indentures (see Note 23).

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Amended Bank Credit Facility (Subsequent Event)

     On April 23, 2012, the company amended and restated the above described revolving credit facility. Pursuant to the revolving credit facility agreement as amended, the company has a $429 million revolving credit facility, $14 million of which matures in January 2014 for a bank not electing to extend its commitments under the revolving credit facility existing at March 31, 2012 and the remaining $415 million of which matures in April 2017. The April 2017 maturity date is also subject to the following: if on June 1, 2015, the outstanding principal amount of the company’s $250 million bonds due 2015 is greater than $100 million, the maturity date becomes June 10, 2015 and if on November 1, 2015, the outstanding principal amount of the company’s $300 million 4.625 percent convertibles notes due 2026 is greater than $100 million and the conversion price of $20.98 is greater than the then current Meritor common stock price, the maturity date becomes November 15, 2015. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit.

     Availability under the amended and extended revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. The availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1.00 as of the last day of the fiscal quarter commencing with the fiscal quarter ending on or about March 31, 2012 through and including the fiscal quarter ending on or about September 30, 2012, (ii) 2.25 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending on or about December 31, 2012 through and including the fiscal quarter ending on or about September 30, 2013, and (iii) 2.00 to 1.00 as of the last day of each fiscal quarter thereafter. Borrowings under the amended and extended revolving credit facility are subject to the same interest rate and commitment fee terms as applicable to the existing revolving credit facility discussed above.

     As part of the amendment and restatement of the above described revolving credit facility, on April 23, 2012, the company entered into a $100 million term loan agreement with a maturity date of April 23, 2017. The term loan will amortize over a period of 5 years from the effective date as follows: $5 million principal to be repaid during year one, $10 million principal to be repaid in each of the years two, three and four; and the remaining principal balance to be paid in year five. Payments will be made on a quarterly basis for the duration of the term loan. As of the effective date of the term loan, the margin over LIBOR rate was 425 basis points. The company has the ability to prepay the term loan at any time without penalty or premium.

     Capital Leases

     On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 575 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of March 31, 2012, the company had $4 million outstanding under these arrangements.

     Letter of Credit Facilities

     The company entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At March 31, 2012 and September 30, 2011, $29 million and $30 million, respectively, of letters of credit were outstanding under this facility. In addition, the company had another $6 million and $2 million of letters of credit outstanding through other letters of credit facilities at March 31, 2012 and September 30, 2011, respectively.

18. Financial Instruments

     Fair values of financial instruments are summarized as follows (in millions):

	March 31,		September 30,
	2012		2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Cash and cash equivalents	$109	$109	$217	$217
Short-term debt	21	21	84	83
Long-term debt	954	982	950	844
Foreign exchange forward contracts (asset)	2	2	—	—

   Fair Value

     The current FASB guidance provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical instruments (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

  Level 1 inputs use quoted prices in active markets for identical instruments.

  Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar instruments in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

  Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related instrument.

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

     Fair value of financial instruments by the valuation hierarchy is as follows (in millions):

	Level 1	Level 2	Level 3
Short-term debt	$—	$21	$—
Long-term debt	—	982	—
Foreign exchange forward contracts (asset)	—	2	—

     Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company does not have any cash equivalents at March 31, 2012 or September 30, 2011.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Short- and Long-term debt — Fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.

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

19. Retirement Benefit Liabilities

     Retirement benefit liabilities consisted of the following (in millions):

	March 31,	September 30,
	2012	2011
Retiree medical liability	$552	$550
Pension liability	538	565
Other	26	33
Subtotal	1,116	1,148
Less: current portion (included in compensation and benefits, Note 15)	(52)	(52)
Retirement benefit liabilities	$1,064	$1,096

     The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended March 31 are as follows:

	2012		2011
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$—	$—	$1	$—
Interest cost	23	6	22	6
Assumed return on plan assets	(26)	—	(28)	—
Amortization of prior service costs	—	(2)	—	(1)
Recognized actuarial loss	5	6	10	7
Total expense	$2	$10	$5	$12

     The components of net periodic pension and retiree medical expense included in continuing operations for the six months ended March 31 are as follows:

	2012		2011
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$1	$—	$4	$—
Interest cost	46	12	46	13
Assumed return on plan assets	(52)	—	(58)	—
Amortization of prior service costs	—	(4)	—	(4)
Recognized actuarial loss	10	13	19	15
Total expense	$5	$21	$11	$24

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at March 31, 2012 to be approximately $19 million, of which $3 million is recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.

     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2012 to be approximately $38 million, of which $15 million is recorded as a liability.

     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5-percent and is approximately $8 million at March 31, 2012. The undiscounted estimate of these costs is approximately $10 million.

     Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2011	$2	$15	$17
Payments and other	—	(3)	(3)
Accruals(1)	1	3	4
Balance at March 31, 2012	$3	$15	$18

(1)	Includes $2 million recognized in loss from discontinued operations in the consolidated statement of operations.

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

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

   Asbestos

     Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 21,000 pending asbestos-related claims at March 31, 2012 and September 30, 2011. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2012	September 30, 2011
Pending and future claims	$75	$77
Asbestos-related insurance recoveries	67	67

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

     Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next ten years of $75 million to $85 million. After consultation with Bates White, Maremont determined that as of March 31, 2012, the most likely and probable liability for pending and future claims over the next ten years is $75 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Assumptions: The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

  Pending and future claims were estimated for a ten year period ending in fiscal year 2022. The ten-year assumption is considered appropriate as Maremont has reached certain longer-term agreements with key plaintiff law firms and filings of mesothelioma claims have been relatively stable over the last few years resulting in an improvement in the reliability of future projections over a longer time period;

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

     Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $67 million as of March 31, 2012. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

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

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. After consultation with Bates White, the company determined that as of March 31, 2012 and September 30, 2011 the probable liability for pending and future claims over the next four years is $21 million and $19 million, respectively. The accrual estimates are based on historical data and certain assumptions with respect to events that may occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims beyond four years. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process.

     Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are currently being disputed. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. Based on consultation with advisors and underlying analysis performed by management, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $7 million and $9 million at March 31, 2012 and September 30, 2011, respectively. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

     On March 4, 2010, Gordon Bankhead and his spouse filed suit in Superior Court for Alameda County, California, against more than 40 defendants that Mr. Bankhead claims manufactured or supplied asbestos-containing products he allegedly was exposed to during his career as a janitor; as an ordnance specialist in the National Guard; and as an automotive parts-man. By the time trial began on October 27, 2010, Mr. and Mrs. Bankhead had settled with all defendants except for the company and three other defendants. The claims against these four defendants were limited to Mr. Bankhead’s work as an automotive parts-man. On December 23, 2010, the jury ruled against all four defendants, including the company. The company was assessed $375,000 in compensatory damages for which it has recorded a liability at March 31, 2012. Additionally, the company was assessed $4.5 million in punitive damages. The company filed an appeal on the punitive damages award to the California Court of Appeals. Possible outcomes of the appeal included vacating the damages award in its entirety, reducing the award, affirming the award in its entirety or remanding the case back to the trial court. Accordingly, the possible estimated range of loss at September 30, 2011 was $0 to $4.5 million. Because of the uncertainty associated with the litigation including the appeal process, the company was previously unable to determine an estimate within this range which was considered more probable than others and accordingly did not record any liability for punitive damages at September 30, 2011. On April 19, 2012, the California Court of Appeals issued its opinion, affirming the trial court judgment in full. The company is considering its options, but given the opinion issued by the California Court of Appeals in April 2012, the company increased its liability for this matter from $375,000 to $5.6 million at March 31, 2012.

   Indemnifications

     In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. During the second quarter of fiscal year 2011, the company recorded a $4 million charge in income from discontinued operations to increase the liability based on changes in demographic data. At March 31, 2012 and September 30, 2011, the remaining estimated liability for this matter was approximately $22 million and $23 million, respectively.

     The company has recorded indemnity liabilities of $5 million related to the sale of its Body Systems business, primarily associated with income tax matters and $15 million related to the sale of its 57-percent interest in Meritor Suspension Systems Company related to its share of potential obligations related to taxes, pension funding shortfall, environmental and other contingencies. These amounts are included in other current liabilities and other liabilities in the accompanying consolidated balance sheet.

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

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

   Other

     On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that several filter manufacturers and their affiliated corporate entities, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The cases have been consolidated into a multi-district litigation proceeding in Federal court for the Northern District of Illinois. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. On May 25, 2010, the Office of the Attorney General for the State of Washington informed the company that it also was investigating the allegations raised in these suits. On August 9, 2010, the County of Suffolk, New York, filed a complaint in the Eastern District of New York based on the same allegations. The case was transferred to the multi-district litigation proceeding in Illinois, but has been dismissed without prejudice pursuant to a tolling agreement that continues until thirty days after the claims by the indirect purchasers in the multi-district litigation are terminated, settled, or dismissed. On April 14, 2011, the judge in that multi-district litigation granted a stay on discovery and depositions until July 25, 2011. The stay was subsequently extended until August 23, 2011 and, on October 12, 2011, was further extended pending the court’s ruling on various motions. On January 19, 2012, counsel for the defendants and counsel for all purported class plaintiffs participated in a settlement conference that was facilitated by the magistrate for the judge in the multi-district litigation. None of the parties were able to reach any agreement at that conference and, on January 20, 2012, the court ruled on the above-referenced motions and vacated the stay on discovery and depositions. In February 2012 the other remaining defendants reached preliminary settlement with all plaintiffs for $13 million, leaving the company as the sole remaining defendant. These preliminary settlements were allocated 65 percent to the direct purchasers and 35 percent to the remaining plaintiffs. In April 2012, the company reached an agreement in principle to settle with certain plaintiffs for $3.1 million.

     Based on management’s assessment, the company has recognized a $9 million liability in discontinued operations at March 31, 2012 for this matter. The company believes it has meritorious defenses against the claims raised in all of these actions and intends to vigorously defend itself. However, there is considerable uncertainty around the potential outcomes in a jury trial, and if this matter were to proceed to trial and were ultimately decided by a jury in favor of plaintiffs, it is possible that awarded damages could materially exceed the recorded liability by an amount that the company is unable to reasonably estimate at this time.

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

21. Accumulated Other Comprehensive Loss (AOCL)

     The components of AOCL as reported in the Consolidated Balance Sheet are as follows (in millions):

	March 31,	September 30,
	2012	2011
Foreign currency translation	$119	$110
Employee benefit related adjustments	(940)	(942)
Unrealized gains, net	1	3
Accumulated Other Comprehensive Loss	$(820)	$(829)

22. Business Segment Information

     The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s chief operating decision maker (CODM) is the Chief Executive Officer.

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The company has three reportable segments at March 31, 2012, as follows:

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

     Segment information is summarized as follows (in millions):

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	Eliminations	Total
Three months ended March 31, 2012:
External Sales	$632	$269	$259	$—	$1,160
Intersegment Sales	61	20	4	(85)	—
Total Sales	$693	289	263	$(85)	$1,160

Three months ended March 31, 2011:
External Sales	$635	$289	$252	$—	$1,176
Intersegment Sales	58	17	5	(80)	—
Total Sales	$693	$306	$257	$(80)	$1,176

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	Eliminations	Total
Six months ended March 31, 2012:
External Sales	$1,329	$500	$490	$—	$2,319
Intersegment Sales	115	37	8	(160)	—
Total Sales	$1,444	$537	$498	$(160)	$2,319

Six months ended March 31, 2011:
External Sales	$1,166	$506	$461	$—	$2,133
Intersegment Sales	102	30	7	(139)	—
Total Sales	$1,268	$536	$468	$(139)	$2,133

MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Segment EBITDA:
Commercial Truck	$49	$40	$96	$73
Industrial	22	18	33	35
Aftermarket & Trailer	28	29	48	45
Segment EBITDA	99	87	177	153
Unallocated legacy and corporate costs (1)	(4)	(5)	(3)	(6)
Interest expense, net	(23)	(24)	(47)	(51)
Provision for income taxes	(17)	(21)	(37)	(41)
Depreciation and amortization	(16)	(17)	(33)	(33)
Loss on sale of receivables	(3)	(2)	(6)	(3)
Restructuring costs	(3)	(5)	(27)	(8)
Other loss	—	(2)	—	(2)
Noncontrolling interests	(4)	(5)	(8)	(9)
Income from continuing operations
attributable to Meritor, Inc.	$29	$6	$16	$—

(1)	Unallocated legacy and corporate costs represent items that are not directly related to our business segments and include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability matters.

		September 30,
Segment Assets:	March 31, 2012	2011
Commercial Truck	$1,512	$1,482
Industrial	480	470
Aftermarket & Trailer	526	504
Total segment assets	2,518	2,456
Corporate(1)	334	483
Discontinued operations	—	4
Less: Accounts receivable sold under off-balance
sheet factoring programs(2)	(287)	(280)
Total assets	$2,565	$2,663

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)	At March 31, 2012 and September 30, 2011 segment assets include $287 million and $280 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (See Note 9). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

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

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended March 31, 2012
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$448	$712	$—	$1,160
Subsidiaries	—	40	24	(64)	—
Total sales	—	488	736	(64)	1,160
Cost of sales	(13)	(418)	(659)	64	(1,026)
GROSS MARGIN	(13)	70	77	—	134
Selling, general and administrative	(21)	(24)	(27)	—	(72)
Restructuring costs	—	—	(3)	—	(3)
Other operating expense	—	—	(1)	—	(1)
OPERATING INCOME (LOSS)	(34)	46	46	—	58
Equity in earnings of affiliates	—	10	4	—	14
Other income (loss), net	41	(8)	(32)	—	1
Interest income (expense), net	(30)	5	2	—	(23)
INCOME (LOSS) BEFORE INCOME TAXES	(23)	53	20	—	50
Provision for income taxes	(1)	(2)	(14)	—	(17)
Equity income from continuing operations of subsidiaries	53	(2)	—	(51)	—
INCOME FROM CONTINUING OPERATIONS	29	49	6	(51)	33
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(9)	$(2)	$—	$2	$(9)
Net income	20	47	6	(49)	24
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)

NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$20	$47	$2	$(49)	$20

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended March 31, 2011
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$395	$781	$—	$1,176
Subsidiaries	—	40	20	(60)	—
Total sales	—	435	801	(60)	1,176
Cost of sales	(15)	(397)	(706)	60	(1,058)
GROSS MARGIN	(15)	38	95	—	118
Selling, general and administrative	(25)	(20)	(25)	—	(70)
Restructuring costs	—	—	(5)	—	(5)
Other operating expense	(2)	—	—	—	(2)
OPERATING INCOME (LOSS)	(42)	18	65	—	41
Other income (loss), net	25	(8)	(19)	—	(2)
Equity in earnings of affiliates	—	9	8	—	17
Interest income (expense), net	(31)	6	1	—	(24)
INCOME (LOSS) BEFORE INCOME TAXES	(48)	25	55	—	32
Benefit (provision) for income taxes	1	(1)	(21)	—	(21)
Equity income from continuing operations of subsidiaries	53	25	—	(78)	—
INCOME FROM CONTINUING OPERATIONS	6	49	34	(78)	11
INCOME FROM DISCONTINUED OPERATIONS, net of tax	11	$31	$39	$(70)	$11
NET INCOME	17	80	73	(148)	22
Less: Net income attributable to noncontrolling interests	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$17	$80	$68	$(148)	$17

Amounts have been recast for discontinued operations.

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2012
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$819	$1,500	$—	$2,319
Subsidiaries	—	72	47	(119)	—
Total sales	—	891	1,547	(119)	2,319
Cost of sales	(25)	(784)	(1,389)	119	(2,079)
GROSS MARGIN	(25)	107	158	—	240
Selling, general and administrative	(43)	(43)	(51)	—	(137)
Restructuring costs	—	—	(27)	—	(27)
Other operating expense	(1)	—	(1)	—	(2)
OPERATING INCOME (LOSS)	(69)	64	79	—	74
Other income (loss), net	41	(8)	(28)	—	5
Equity in earnings of affiliates	—	19	10	—	29
Interest income (expense), net	(61)	12	2	—	(47)
INCOME (LOSS) BEFORE INCOME TAXES	(89)	87	63	—	61
Benefit (provision) for income taxes	(1)	(5)	(31)	—	(37)
Equity income from continuing operations of subsidiaries	106	17	—	(123)	—
INCOME FROM CONTINUING OPERATIONS	16	99	32	(123)	24
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(18)	$(7)	$(3)	$10	$(18)
NET INCOME (LOSS)	(2)	92	29	(113)	6
Less: Net income attributable to noncontrolling interests	—	—	(8)	—	(8)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(2)	$92	$21	$(113)	$(2)

Amounts have been recast for discontinued operations.

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2011
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
Sales
External	$—	$698	$1,435	$—	$2,133
Subsidiaries	—	71	37	(108)	—
Total sales	—	769	1,472	(108)	2,133
Cost of sales	(29)	(705)	(1,284)	108	(1,910)
GROSS MARGIN	(29)	64	188	—	223
Selling, general and administrative	(54)	(43)	(43)	—	(140)
Restructuring costs	—	—	(8)	—	(8)
Other operating expense	(2)	—	—	—	(2)
OPERATING INCOME (LOSS)	(85)	21	137	—	73
Other income (loss), net	24	(8)	(18)	—	(2)
Equity in earnings of affiliates	—	16	14	—	30
Interest income (expense), net	(61)	15	(5)	—	(51)
INCOME (LOSS) BEFORE INCOME TAXES	(122)	44	128	—	50
Benefit (provision) for income taxes	1	(6)	(36)	—	(41)
Equity income from continuing operations of subsidiaries	121	77	—	(198)	—
INCOME FROM CONTINUING OPERATIONS	—	115	92	(198)	9
INCOME FROM DISCONTINUED OPERATIONS, net of tax	15	$45	$49	$(94)	$15
NET INCOME	15	160	141	(292)	24
Less: Net income attributable to noncontrolling interests	—	—	(9)	—	(9)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$15	$160	$132	$(292)	$15

Amounts have been recast for discontinued operations.

MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	March 31, 2012
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$10	$8	$91	$—	$109
Receivables, net	1	26	676	—	703
Inventories	—	200	289	—	489
Other current assets	5	19	41	—	65
TOTAL CURRENT ASSETS	16	253	1,097	—	1,366
NET PROPERTY	12	141	251	—	404
GOODWILL	—	276	157	—	433
OTHER ASSETS	43	185	134	—	362
INVESTMENTS IN SUBSIDIARIES	1,371	231	—	(1,602)	—
TOTAL ASSETS	$1,442	$1,086	$1,639	$(1,602)	$2,565

CURRENT LIABILITIES
Short-term debt	$2	$—	$19	$—	$21
Accounts payable	57	219	533	—	809
Other current liabilities	108	58	177	—	343
TOTAL CURRENT LIABILITIES	167	277	729	—	1,173
LONG-TERM DEBT	944	2	8	—	954
RETIREMENT BENEFITS	943	—	121	—	1,064
INTERCOMPANY PAYABLE (RECEIVABLE)	302	(797)	495	—	—
OTHER LIABILITIES	71	170	78	—	319
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(985)	1,434	168	(1,602)	(985)
NONCONTROLLING INTERESTS	—	—	40	—	40
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,442	$1,086	$1,639	$(1,602)	$2,565

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

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2012
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(36)	$21	$(31)	$—	$(46)

INVESTING ACTIVITIES
Capital expenditures	(2)	(18)	(23)	—	(43)
Proceeds from sale of property	—	—	18	—	18
Other investing activities	—	1	(3)	—	(2)
				—
Net cash flows provided by discontinued operations	—	—	28		28
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(2)	(17)	20	—	1

FINANCING ACTIVITIES
Repayment of notes	(84)	—	—	—	(84)
Borrowings on accounts receivable securitization program, net	—	—	19	—	19
Intercompany advances	40	—	(40)	—	—
CASH USED FOR FINANCING ACTIVITIES	(44)	—	(21)	—	(65)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	2	—	2

CHANGE IN CASH AND CASH EQUIVALENTS	(82)	4	(30)	—	(108)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92	4	121	—	217
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10	$8	$91	$—	$109

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2011
			Non-
	Parent	Guarantors	Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$160	$11	$(215)	$—	$(44)

INVESTING ACTIVITIES
Capital expenditures	(2)	(15)	(25)	—	(42)
Other investing activities	—	2	(1)	—	1
Net cash flows used by discontinued operations	(15)	—	(56)	—	(71)

CASH USED FOR INVESTING ACTIVITIES	(17)	(13)	(82)	—	(112)

FINANCING ACTIVITIES
Intercompany advances	(134)	—	134	—	—
Other financing activities	6	—	—	—	6
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(128)	—	134	—	6

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	2	—	2

CHANGE IN CASH AND CASH EQUIVALENTS	15	(2)	(161)	—	(148)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47	6	290	—	343
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62	$4	$129	$—	$195

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

     On January 2, 2012, we completed the sale of our Commercial Truck manufacturing facility located in St. Priest, France to Renault Trucks SAS, an affiliate of AB Volvo. This transaction is not expected to have a significant impact on our sales as production was absorbed by our remaining manufacturing facilities in Europe. During the first quarter of fiscal year 2012, we recognized non-cash charges of $19 million, including an asset impairment charge of $17 million for the disposal group, in connection with the then anticipated sale. In addition, other restructuring charges of approximately $5 million associated with employee headcount reduction and plant rationalization costs were recorded during the first six months of fiscal year 2012.

     Our results from continuing operations for the quarter ended March 31, 2012 were significantly improved compared to the same quarter in the prior year. Income from continuing operations in the second quarter of fiscal year 2012 was $29 million, or $0.30 per diluted share, compared to income of $6 million, or $0.06 per diluted share, in the prior year. Net income for the second quarter of fiscal year 2012 was $20 million compared to net income of $17 million in the prior year.

     Sales were $1,160 million for the second quarter of fiscal year 2012, down slightly compared to $1,176 million in the prior year. Adjusted EBITDA (see Non-GAAP Financial Measures below) for the second quarter of fiscal year 2012 was $95 million compared to $82 million in the second quarter of fiscal year 2011. Our Adjusted EBITDA margin in the second quarter of fiscal year 2012 was 8.2 percent compared to 7.0 percent in the same period a year ago. The improved Adjusted EBITDA performance is primarily due to the key initiatives executed by the company during fiscal year 2012 including improved pricing and the sale of our St. Priest, France manufacturing facility. In addition, improved military sales mix in our Industrial business segment compared to the prior year favorably impacted Adjusted EBITDA. This improved mix was partially offset by unfavorable geographic sales mix in our Commercial Truck segment due to lower sales in South America in the second quarter of fiscal year 2012 compared to the same period a year ago.

     Cash flows used for operating activities were $51 million in the second quarter of fiscal year 2012 compared to cash provided by operating activities of $5 million in the second quarter of the prior fiscal year. The decrease in cash flows from operations was a result of smaller increases in sale of receivables under our accounts receivable factoring programs and higher pension and retiree medical contributions, partially offset by lower utilization of cash flows by discontinued operations.

     Trends and Uncertainties

     Production Volumes

     The following table reflects estimated commercial vehicle production volumes for selected original equipment (OE) markets for the three months ended March 31, 2012 and 2011 based on available sources and management’s estimates.

	Three Months Ended March 31,		Percent
	2012	2011	Change
Commercial Vehicles (in thousands)
North America, Heavy-Duty Trucks	76	51	49%
North America, Medium-Duty Trucks	45	40	13%
United States, Trailers	57	44	30%
Western Europe, Heavy- and Medium-Duty Trucks	88	96	(8)%
South America, Heavy- and Medium-Duty Trucks	39	44	(11)%

     We expect production volumes in North America to continue to remain at levels experienced since the second half of fiscal year 2011 (which were higher than they were during the first half of fiscal year 2011) and production volumes in Europe to weaken in fiscal year 2012 compared to fiscal year 2011 levels. In the second quarter of fiscal year 2012, production volumes in South America declined significantly as the industry transitioned to tighter emission standard requirements for commercial vehicles. These volumes have since been recovering, and we expect them to increase through our fourth fiscal quarter, although it is unclear whether they will return to previous historic levels during fiscal year 2012.

MERITOR, INC.

     Industry-Wide Issues

     Our business continues to address a number of other challenging industry-wide issues including the following:

  Continued strong demand for commercial truck production in North America and the impact on the ability to support customer demand;

  Uncertainty around the market outlook in Europe, China and South America;

  Volatility in price and availability of steel, components and other commodities;

  Disruptions in the financial markets and their impact on the availability and cost of credit;

  Higher energy and transportation costs;

  Consolidation and globalization of OEMs and their suppliers; and

  Significant pension and retiree medical health care costs.

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

     Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share from continuing operations are defined as reported income or loss from continuing operations and reported diluted earnings or loss per share from continuing operations before restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by consolidated sales. Free cash flow is defined as cash flows provided by (used for) operating activities less capital expenditures.

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

MERITOR, INC.

     Adjusted income from continuing operations and Adjusted diluted earnings per share are reconciled to income from continuing operations and diluted earnings per share below (in millions, except per share amounts).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Adjusted income from continuing operations	$32	$13	$43	$10
Restructuring costs	(3)	(5)	(27)	(8)
Other loss related to LVS divestitures	—	(2)	—	(2)
Income from continuing operations	$29	$6	$16	$—

Adjusted diluted earnings per share from
continuing operations	$0.33	$0.13	$0.45	$0.10
Impact of adjustments on diluted earnings per
share	(0.03)	(0.07)	(0.28)	(0.10)
Diluted earnings per share from continuing
operations	$0.30	$0.06	$0.17	$—

     Free cash flow and Free cash flow from continuing operations before restructuring payments are reconciled to cash flows provided by (used for) operating activities below (in millions).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Cash provided by (used for) operating activities
– continuing operations	$(46)	$12	$(38)	$(7)
Capital expenditures – continuing operations	(18)	(23)	(43)	(42)
Free cash flow – continuing operations	(64)	(11)	(81)	(49)
Cash used for operating activities – discontinued
operations	(5)	(7)	(8)	(37)
Capital expenditures – discontinued operations	—	—	—	(6)
Free cash flow – discontinued operations	(5)	(7)	(8)	(43)
Free cash flow – total company	$(69)	$(18)	$(89)	$(92)

Free cash flow – continuing operations	$(64)	$(11)	$(81)	$(49)
Restructuring payments – continuing operations	3	3	10	7
Free cash flow from continuing operations
before restructuring payments	$(61)	$(8)	$(71)	$(42)

MERITOR, INC.

     Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in “Results of Operations” below.

Results of Operations

     The following is a summary of our financial results (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
SALES:
Commercial Truck	$693	$693	$1,444	$1,268
Industrial	289	306	537	536
Aftermarket & Trailer	263	257	498	468
Intersegment Sales	(85)	(80)	(160)	(139)
SALES	$1,160	$1,176	$2,319	$2,133
SEGMENT EBITDA:
Commercial Truck	$49	$40	$96	$73
Industrial	22	18	33	35
Aftermarket & Trailer	28	29	48	45
SEGMENT EBITDA	99	87	177	153
Unallocated legacy and corporate costs (1)	(4)	(5)	(3)	(6)
ADJUSTED EBITDA (2)	95	82	174	147
Interest expense, net	(23)	(24)	(47)	(51)
Provision for income taxes	(17)	(21)	(37)	(41)
Depreciation and amortization	(16)	(17)	(33)	(33)
Restructuring costs	(3)	(5)	(27)	(8)
Loss on sale of receivables	(3)	(2)	(6)	(3)
Other loss	—	(2)	—	(2)
Noncontrolling interests	(4)	(5)	(8)	(9)
INCOME FROM CONTINUING OPERATIONS,
attributable to Meritor, Inc.	$29	$6	$16	$—
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS, net of tax, attributable to
Meritor, Inc.	(9)	11	(18)	15
NET INCOME (LOSS) attributable to Meritor, Inc.	$20	$17	$(2)	$15
DILUTED EARNINGS (LOSS) PER SHARE
Attributable to Meritor, Inc.
Continuing operations	$0.30	$0.06	$0.17	$—
Discontinued operations	(0.09)	0.12	(0.19)	0.15
Diluted earnings (loss) per share	$0.21	$0.18	$(0.02)	$0.15
DILUTED AVERAGE COMMON SHARES
OUTSTANDING	97.2	96.9	97.2	96.9

(1)	Unallocated legacy and corporate costs represent items that are not directly related to our business segments and include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability matters.

(2)	Adjusted EBITDA margin is defined as Adjusted EBITDA, as calculated above, divided by consolidated sales.

MERITOR, INC.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

   Sales

     The following table reflects total company and business segment sales for the three months ended March 31, 2012 and 2011. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales (in millions).

					Dollar Change Due To
	March 31,		Dollar	%		Volume /
	2012	2011	Change	Change	Currency	Other
Sales:
Commercial Truck	$693	$693	$—	—%	$(16)	$16
Industrial	289	306	(17)	(6)%	(2)	(15)
Aftermarket & Trailer	263	257	6	2%	(3)	9
Intersegment Sales	(85)	(80)	(5)	(6)%	3	(8)
TOTAL SALES	$1,160	$1,176	$(16)	(1)%	$(18)	$2

     Commercial Truck sales were $693 million in the second quarter of fiscal year 2012, flat compared to the second quarter of fiscal year 2011. North American industry-wide production volumes for heavy- and medium-duty trucks increased 33 percent in the second quarter of fiscal year 2012 as compared to the same period a year ago. However, the increase in sales in North America associated with the higher production volumes was largely offset by lower sales in South America and Europe as industry-wide production volumes in these regions were down 11 percent and 8 percent, respectively. In South America the industry transitioned to tighter emission standard requirements for commercial vehicles resulting in lower production volumes in our second fiscal quarter of 2012. We expect production volumes to recover and increase through our fourth fiscal quarter, although it is unclear whether they will return during fiscal year 2012 to recently experienced peak levels. The effects of foreign currency exchange rates decreased sales by $16 million compared to the same period a year ago.

     Industrial sales were $289 million in the second quarter of fiscal year 2012, a decrease of $17 million compared to the second quarter of fiscal year 2011. The decrease in sales is primarily due to lower sales from Caiman and other non-FMTV defense orders as well as our Asia-Pacific region, although these declines were partially offset by an increase in FMTV sales.

     Aftermarket & Trailer sales were $263 million in the second quarter of fiscal year 2012, slightly up from $257 million in the second quarter of fiscal year 2011. The increase in sales is due to higher sales of our core aftermarket replacement products, primarily in North America.

   Cost of Sales and Gross Profit

     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended March 31, 2012 was $1,026 million compared to $1,058 million in the prior year, representing a decrease of 3 percent. The decrease in costs of sales is primarily due to the lower fixed costs resulting from the rationalization of our European manufacturing footprint as well as improvements in our operations. Total cost of sales was approximately 88 percent and 90 percent of sales for the three month periods ended March 31, 2012 and 2011, respectively.

     The following table summarizes significant factors contributing to the changes in costs of sales during second quarter of fiscal year 2012 compared to the prior quarter (in millions):

Cost of Sales
Quarter ended March 31, 2011	$1,058
Volumes and mix	15
Foreign exchange	(17)
Other, net	(30)
Quarter ended March 31, 2012	$1,026

MERITOR, INC.

     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Lower material costs	$(15)
Lower labor and overhead costs	(13)
Other costs	(4)
Total decrease in costs of sales	$(32)

     Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended March 31, 2012 decreased by approximately $15 million compared to the same period last year. Global steel prices were relatively stable in the second quarter of fiscal year 2012 as compared to the second quarter of fiscal year 2011.

     Labor and overhead costs decreased by $13 million compared to the same period in the prior year. The decrease was primarily savings associated with the rationalization of our European manufacturing operations including the sale of the St. Priest, France facility as well as continuous improvement initiatives.

     Gross profit for the three months ended March 31, 2012 was $134 million compared to $118 million in the same period last year. Gross margins increased to 12 percent in the second quarter of fiscal year 2012 compared to 10 percent in the second quarter of prior year due to improvements in Commercial Truck pricing and rationalization of the European manufacturing footprint.

   Other Income Statement Items

     Selling, general and administrative expenses for the three months ended March 31, 2012 and 2011 are summarized as follows (in millions):

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(3)	(0.3)%	$(2)	(0.2)%	$1	0.1pts
Short- and long-term variable
compensation	(4)	(0.3)%	(7)	(0.6)%	(3)	(0.3)pts
Charge for legal contingency	(5)	(0.4)%	—	—	5	0.4
All other SG&A	(60)	(5.2)%	(61)	(5.2)%	(1)	—pts
Total SG&A	$(72)	(6.2)%	$(70)	(6.0)%	$2	0.2pts

     The increase is selling, general and administrative expenses is primarily due to a $5 million charge for a legal contingency recognized in our second fiscal quarter of 2012 (see Note 20 of the Notes to Consolidated Financial Statements under Item 1. Financial Statements). All other SG&A represents normal selling, general and administrative expense and was relatively flat in total as well as a percentage of sales compared to the second quarter of fiscal year 2011.

     Restructuring costs of $3 million were recorded during the quarter ended March 31, 2012 compared to $5 million a year ago. During the second quarter of fiscal year 2012, we approved a European headcount reduction plan in response to ongoing economic weakness and uncertainty in the European region and recognized approximately $1 million of restructuring costs. Remaining anticipated costs under this plan are approximately $5 million and are expected to be incurred during the second half of fiscal year 2012. The remaining restructuring costs incurred during the second quarter of fiscal year 2012 were primarily related to residual costs associated with the sale of the St. Priest, France manufacturing facility.

     Operating income for the second quarter of fiscal year 2012 was $58 million, compared to $41 million in the prior year. Key items impacting operating income are discussed above.

     Equity in earnings of affiliates was $14 million in the second quarter of fiscal year 2012, compared to $17 million in the same period in the prior year. The decrease is due to lower earnings from our affiliates in South America due to the impact of commercial vehicle industry transitioning to tighter emission standard requirements, partially offset by higher earnings from our affiliates in Mexico and India.

     Interest expense, net for the second quarter of fiscal year 2012 was $23 million, compared to $24 million in the prior year.

     Provision for income taxes was $17 million in the second quarter of fiscal year 2012 compared to $21 million in the second quarter of fiscal year 2011. In the second quarter of fiscal year 2012, our effective tax rate was 34 percent compared to 66 percent in the prior year. Favorably impacting our effective tax rate in the three months ended March 31, 2012 were lower losses in jurisdictions where no tax expense in recognized. We expect our effective tax rate to continue to be at more normalized levels through the remainder of fiscal year 2012.

MERITOR, INC.

     Income from continuing operations (before noncontrolling interests) for the second quarter of fiscal year 2012 was $33 million, compared to income of $11 million, in the prior year. The reasons for the improvement are discussed above.

     Loss from discontinued operations was $9 million in the second quarter of fiscal year 2012, compared to income of $11 million in the same period in the prior year. Significant items included in results from discontinued operations in the second quarter of fiscal year 2012 and 2011 include the following:

	Three Months Ended
	March 31,
	2012	2011
Operating loss	$—	$(1)
Gain on sale of businesses, net	—	19
Restructuring costs	—	(6)
Charge for legal contingency	(6)	—
Environmental remediation charges	(2)	(1)
Other, net	(2)	(4)
Income (loss) before income taxes	(10)	7
Benefit for income taxes	1	4
Net income (loss) from discontinued operations attributable
to Meritor, Inc.	$(9)	$11

     Gain on sale of businesses, net: On January 3, 2011, we completed the sale of our Body Systems business to an affiliate of Inteva Products, LLC, and recognized a pre-tax gain of $32 million ($32 million after-tax) during the second quarter of fiscal year 2011 associated with this transaction. During the second quarter of fiscal year 2011, we also completed the sale of our chassis operations in Bonneval, France, and recognized a pre-tax loss of $13 million ($13 million after-tax).

     Restructuring costs: Restructuring costs recognized in the second quarter of fiscal year 2011 were related to the then planned closure of our European Trailer business. This business was closed during the fourth quarter of fiscal year 2011.

     Charge for legal contingency: In the second quarter of fiscal year 2012, we recognized a charge of approximately $6 million in connection with a loss contingency. On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that several filter manufacturers and their affiliated corporate entities, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The cases have been consolidated into a multi-district litigation proceeding in Federal court for the Northern District of Illinois. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. On January 19, 2012, counsel for the defendants and counsel for all purported class plaintiffs participated in a settlement conference that was facilitated by the magistrate for the judge in the multi-district litigation. None of the parties were able to reach any agreement at that conference. In February 2012 the other remaining defendants reached preliminary settlement with all plaintiffs for $13 million, leaving the company as the sole remaining defendant. These preliminary settlements were allocated 65 percent to the direct purchasers and 35 percent to the remaining plaintiffs. In April 2012, the company reached an agreement in principle to settle with certain plaintiffs for $3.1 million. Based on management’s assessment, the company has recognized a $9 million liability in discontinued operations at March 31, 2012 for this matter. The company believes it has meritorious defenses against the claims raised in all of these actions and intends to vigorously defend itself. However, there is considerable uncertainty around the potential outcomes in a jury trial, and if this matter were to proceed to trial and were ultimately decided by a jury in favor of plaintiffs, it is possible that awarded damages could materially exceed the recorded liability by an amount that the company is unable to reasonably estimate at this time.

     Other: Other primarily relates to charges for changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale.

     Net income attributable to Meritor, Inc. was $20 million for the second quarter of fiscal year 2012 compared to income of $17 million in the second quarter of fiscal year 2011. Various factors impacting the net loss are previously discussed.

MERITOR, INC.

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

     The following table reflects Segment EBITDA and Segment EBITDA margins for the three months ended March 31, 2012 and 2011 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	March 31,			March 31,
	2012	2011	$ Change	2012	2011	Change
Commercial Truck	$49	$40	$9	7.1%	5.8%	1.3pts
Industrial	22	18	4	7.6%	5.9%	1.7pts
Aftermarket & Trailer	28	29	(1)	10.6%	11.3%	(0.7)pts
Segment EBITDA	$99	$87	$12	8.5%	7.4%	1.1pts

     Significant items impacting year over year Segment EBITDA include the following:

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	TOTAL
Segment EBITDA– Quarter ended March 31, 2011	$40	$18	$29	$87
Higher (lower) earnings from unconsolidated affiliates	(2)	1	(2)	(3)
Lower pension and retiree medical costs	—	1	1	2
Volume, mix, pricing and other, net	11	2	—	13
Segment EBITDA – Quarter ended March 31, 2012	$49	$22	$28	$99

     Commercial Truck Segment EBITDA was $49 million in the second quarter of fiscal year 2012, up $9 million compared to the same period in the prior year. Segment EBITDA margin increased to 7.1 percent compared to 5.8 percent in the prior year. The increase in Segment EBITDA and Segment EBITDA margin is primarily attributable to improvements in pricing and lower fixed costs resulting from the rationalization of our European manufacturing footprint, primarily the sale of our St. Priest, France manufacturing facility in the second quarter of fiscal year 2012. The favorable impact of these items was partially offset by the adverse impact of geographic sales mix, including lower sales in South America due to the impact of commercial vehicle industry transitioning to tighter emission standards, unfavorable foreign currency translation (primarily associated with the Brazilian Real) and lower earnings from our unconsolidated joint ventures as compared to the same period a year ago.

     Industrial Segment EBITDA was $22 million in the second quarter of fiscal year 2012, up $4 million compared to the prior year. The favorable impact of higher sales for our products associated with the FMTV defense program, which carries comparatively higher margins, was partially offset by lower sales for the Caiman defense program and other military programs. In the prior year, we incurred costs associated with the launch of Caiman defense program which did not recur in the current year. These factors significantly impacted our Segment EBITDA margins, which increased to 7.6 percent in the second quarter of fiscal year 2012 compared to 5.9 percent in the prior year.

     Aftermarket & Trailer Segment EBITDA was $28 million in the second quarter of fiscal year 2012, down $1 million compared to the same period in the prior year. The decrease in Segment EBITDA is primarily due to lower earnings from our unconsolidated trailer joint venture in Brazil.

MERITOR, INC.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

   Sales

     The following table reflects total company and business segment sales for the six months ended March 31, 2012 and 2011. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	March 31,		Dollar	%		Volume
	2012	2011	Change	Change	Currency	/ Other
Sales:
Commercial Truck	$1,444	$1,268	$176	14%	$(30)	$206
Industrial	537	536	1	—%	(9)	10
Aftermarket & Trailer	498	468	30	6%	(5)	35
Intersegment Sales	(160)	(139)	(21)	(15)%	4	(25)
TOTAL SALES	$2,319	$2,133	$186	9%	$(40)	$226

     Commercial Truck sales were $1,444 million in the first six months of fiscal year 2012, up 14 percent from the same period of fiscal year 2011. North American industry-wide production volumes for heavy- and medium-duty trucks increased 41 percent in the first half of fiscal year 2012 as compared to the same period a year ago. However, the increase in sales in North America associated with the higher production volumes was partially offset by lower sales in South America. In South America the industry transitioned to tighter emission standard requirements for commercial vehicles resulting in lower industry-wide production volumes in our second fiscal quarter of 2012. We expect production volumes to recover and increase through our fourth fiscal quarter, although it is unclear whether they will return during fiscal year 2012 to recently experienced peak levels. The effects of foreign currency exchange rates decreased sales by $30 million compared to the same period a year ago.

     Industrial sales were $537 million in the first six months of fiscal year 2012, flat relative to sales of $536 million in the first six months of fiscal year 2011. The impact of higher sales in the Asia-Pacific region during our first fiscal quarter and higher FMTV sales was almost entirely offset by lower sales from Caiman and other non-FMTV defense orders.

     Aftermarket & Trailer sales were $498 million in the first six months of fiscal year 2012, up 6 percent from the same period of fiscal year 2011. The increase in sales is primarily due to higher sales of our core aftermarket replacement products and products for trailer applications. These increases were partially offset by lower sales of core aftermarket replacement products in Europe.

   Cost of Sales and Gross Profit

     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the six months ended March 31, 2012 was $2,079 million compared to $1,910 million in the prior year, representing an increase of 9 percent. The increase in costs of sales is primarily due to the increased sales volumes discussed above. Total cost of sales were approximately 90 percent of sales in each of the six months periods ended March 31, 2012 and 2011.

     The following table summarizes significant factors contributing to the changes in costs of sales for the six months ended March 31, 2012 compared to the prior period (in millions):

Cost of Sales
Six months ended March 31, 2011	$1,910
Volumes and mix	203
Foreign exchange	(33)
Other, net	(1)
Six months ended March 31, 2012	$2,079

MERITOR, INC.

     Changes in the components of cost of sales year over year are summarized as follows:

Higher material costs	$146
Higher labor and overhead costs	22
Other	1
Total increase in costs of sales	$169

     Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the six months ended March 31, 2012 increased by approximately $146 million compared to the same period last year, primarily as a result of higher sales volumes and rising steel prices after the first quarter of fiscal year 2011.

     Labor and overhead costs increased by $22 million compared to the same period in the prior year. The increase was primarily due to the higher sales volumes. These increases were partially offset by savings associated with the rationalization of our European manufacturing operations, including the sale of the St. Priest, France facility as well as continuous improvement and initiatives.

     As a result of the above, gross profit for the six months ended March 31, 2012 was $240 million compared to $223 million in the same period last year. Gross margin was 10 percent for each the six months ended March 31, 2012 and 2011.

   Other Income Statement Items

     Selling, general and administrative expenses for the six months ended March 31, 2012 and 2011 are summarized as follows (in millions):

	Six Months Ended		Six Months Ended
	March 31, 2012		March 31, 2011		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(6)	(0.3)%	$(3)	(0.2)%	$3	0.1pts
Short- and long-term variable
compensation	(9)	(0.4)%	(13)	(0.6)%	(4)	(0.2)pts
Charge for legal contingency	(5)	(0.2)%	—	—	5	0.2pts
All other SG&A	(117)	(5.0)%	(124)	(5.8)%	(7)	(0.8)pts
Total SG&A	$(137)	(5.9)%	$(140)	(6.6)%	$(3)	(0.7)pts

     Included in selling, general and administrative expenses in the first six months of fiscal year 2012 is a $5 million charge for a legal contingency recognized in our second fiscal quarter of 2012 (see Note 20 of the Notes to Consolidated Financial Statements under Item 1. Financial Statements). All other SG&A represents normal selling, general and administrative expenses. The overall decrease in all other SG&A expense, as well as the decrease as a percentage of sales, compared to the first six months of fiscal year 2011 is a result of our continuing efforts to control costs.

     Restructuring costs of $27 million were recognized during the six months ended March 31, 2012 compared to $8 million in the prior year. Restructuring costs in the first six months of fiscal year 2012 include $24 million recognized in our Commercial Truck segment in connection with the January 2012 sale of our St. Priest, France manufacturing facility to Renault Trucks SAS. These costs included non-cash charges of $19 million recognized in the first quarter of fiscal year 2012, of which $17 million relate to impairments of assets held for sale at December 31, 2011. In addition, we recognized $5 million (including $4 million recognized in the first quarter of fiscal year 2012) of costs associated with employee headcount reductions and facility rationalization actions. During the second quarter of fiscal year 2012, we approved a European headcount reduction plan in response to the ongoing economic weakness and uncertainty in that region and recognized approximately $1 million of restructuring costs associated with this plan. Remaining anticipated costs under this plan are approximately $5 million and are expected to be incurred during the second half of fiscal year 2012. The remaining restructuring costs incurred during the first six months of fiscal year 2012 were associated with the company’s previously announced executive headcount reduction.

     Operating income for the first six months of fiscal year 2012 was $74 million compared to $73 million in the prior year. Key items impacting operating income are previously discussed.

     Equity in earnings of affiliates was $29 million in the first six months of fiscal year 2012, compared to $30 million in the same period in the prior year. The decrease is due to lower earnings from our affiliates in South America as the industry transitioned to tighter emission standard requirements for commercial vehicles resulting in lower sales, partially offset by higher earnings from our affiliates in the United States, Mexico and India.

MERITOR, INC.

     Interest expense, net for the first six months of fiscal year 2012 was $47 million, compared to $51 million in the prior fiscal year’s first six months. The decrease in interest expense, net is primarily due to lower fees on our credit facilities.

     Provision for income taxes in the first six months of fiscal year 2012 was $37 million compared to $41 million in the same period in the prior year. In the first six months of fiscal year 2012, our effective tax rate was 61 percent compared to 82 percent in the prior year. Favorably impacting our effective tax rate in the six months ended March 31, 2012 were lower losses in jurisdictions where no tax expense in recognized. We expect our effective tax rate to decline to more normalized levels during fiscal year 2012. We are recognizing valuation allowances against our deferred tax assets in certain jurisdictions, primarily the United States and Europe until we can generate sufficient income to support such deferred tax assets.

     Income from continuing operations (before noncontrolling interests) for the first six months of fiscal year 2012 was $24 million, compared to $9 million in the prior year. The reasons for the improvement are previously discussed.

     Loss from discontinued operations was $18 million in the first six months of fiscal year 2012, compared to income of $15 million in the same period in the prior year. Significant items included in results from discontinued operations in the first six months of fiscal years 2012 and 2011 include the following:

	Six Months Ended
	March 31,
	2012	2011
Operating income, net	$—	$13
Gain (loss) on sale of business, net	(1)	19
Restructuring costs	(1)	(7)
Charge for legal contingency	(9)	—
Environmental remediation charges	(2)	(1)
Other, net	(6)	(7)
Income (loss) before income taxes	(19)	17
Benefit (provision) for income taxes	1	(2)
Net income (loss) from discontinued operations attributable
to Meritor, Inc.	$(18)	$15

     Operating income from discontinued operations represents income from normal operating activities of the businesses included in discontinued operations.

     Gain on sale of businesses, net: On January 3, 2011, we completed the sale of our Body Systems business to an affiliate of Inteva Products, LLC, and recognized a pre-tax gain of $32 million ($32 million after-tax) during the second quarter of fiscal year 2011 associated with this transaction. During the second quarter of fiscal year 2011, we also completed the sale of our chassis operations in Bonneval, France and recognized a pre-tax loss of $13 million ($13 million after-tax).

     Restructuring costs: In the second quarter of fiscal year 2011, we announced our planned closure of our European trailer business and recognized approximately $6 million of restructuring costs associated with employee termination benefits.

     Charge for legal contingency: In the first six months of fiscal year 2012, we recognized a charge of approximately $9 million in connection with the Filters anti-trust legal contingency, as discussed above.

     Other: Other primarily relates to charges for changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale. Also included in the other charges are LVS divestiture costs related to actions in connection with the separation of the LVS businesses from the company.

     Net income attributable to noncontrolling interests for the first six months of fiscal year 2012 was $8 million compared to $9 million for the same period of fiscal year 2011. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated joint ventures.

     Net loss attributable to Meritor, Inc. was $2 million for the six month period ended March 31, 2012 compared to net income of $15 million for the six month period ended March 31, 2011. The reasons for the change are previously discussed.

MERITOR, INC.

   Segment EBITDA and EBITDA Margins

     Segment EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring costs and asset impairment charges.

     The following table reflects Segment EBITDA and EBITDA margins for the six months ended March 31, 2012 and 2011 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	March 31,			March 31,
	2012	2011	$ Change	2012	2011	Change
Commercial Truck	$96	$73	$23	6.6%	5.8%	0.8pts
Industrial	33	35	(2)	6.1%	6.5%	(0.4)pts
Aftermarket & Trailer	48	45	3	9.6%	9.6%	—pts
Segment EBITDA	$177	$153	$24	7.6%	7.2%	0.4pts

     Significant items impacting year over year Segment EBITDA include the following:

	Commercial		Aftermarket
	Truck	Industrial	& Trailer	TOTAL
Segment EBITDA– Six months ended March 31, 2011	$73	$35	$45	$153
Higher (lower) earnings from unconsolidated affiliates	—	1	(2)	(1)
Lower pension and retiree medical costs	2	2	1	5
Volume, mix, pricing and other, net	21	(5)	4	20
Segment EBITDA – Six months ended March 31, 2012	$96	33	48	177

     Commercial Truck Segment EBITDA was $96 million in the first six months of fiscal year 2012, up $23 million compared to the same period in the prior year. Segment EBITDA margin increased to 6.6 percent compared to 5.8 percent in the prior year. The increase in Segment EBITDA and Segment EBITDA margin is primarily attributable to improvements in pricing and lower fixed costs resulting from the rationalization of our European manufacturing footprint, primarily the sale of our St. Priest, France manufacturing facility in the second quarter of fiscal year 2012. The increase in Segment EBITDA and Segment EBITDA margin attributable to higher commercial truck production volumes in North America compared to the prior year was partially offset by the adverse impact of geographic sales mix, including lower sales in South America due to the impact of commercial vehicle industry transitioning to tighter emission standards and unfavorable foreign currency translation (primarily associated with the Brazilian Real).

     Industrial Segment EBITDA was $33 million in the first six months of fiscal year 2012, down $2 million compared to the prior year. The increase in sales for our FMTV military program, which carries comparatively higher margins, in the second quarter had an overall positive impact on the Segment EBITDA for the first six months of fiscal year 2012. This positive impact was more than offset by lower sales for Caiman and certain other military programs and adverse sales mix in the Asia-Pacific region during the first quarter of fiscal year 2012.

     Aftermarket & Trailer Segment EBITDA was $48 million in the first six months of fiscal year 2012, up $3 million compared to the same period in the prior year. The increase in Segment EBITDA is due to higher sales in our core aftermarket products and products for trailer applications, partially offset by lower earnings from our unconsolidated trailer joint venture in Brazil and higher material costs in this segment.

MERITOR, INC.

Financial Condition

     Cash Flows (in millions)

	Six Months Ended March 31,
	2012	2011
OPERATING CASH FLOWS
Income from continuing operations	$24	$9
Depreciation and amortization	33	33
Restructuring costs	27	8
Pension and retiree medical expense	26	35
Equity in earnings of affiliates	(29)	(30)
Dividends received from equity method investments	8	7
Pension and retiree medical contributions	(50)	(34)
Restructuring payments	(10)	(7)
Increase in working capital	(74)	(164)
Changes in sale of receivables	8	138
Other, net	(1)	(2)
Cash flows used for continuing operations	(38)	(7)
Cash flows used for discontinued operations	(8)	(37)
CASH USED FOR OPERATING ACTIVITIES	$(46)	$(44)

     Cash used by operating activities for the first six months of fiscal year 2012 was $46 million, compared to $44 million in the same period of fiscal year 2011. The decrease in cash provided by operations was a result of a smaller increase in the sale of receivables under our accounts receivable factoring programs. The majority of our off-balance sheet accounts receivable factoring programs are related to sales of receivables in our European commercial truck business. As sales in this business for the first six months of fiscal year 2012 were flat to the prior year, the amount of eligible receivables under these programs have not increased to the degree seen in the prior year, resulting in less cash generated by the sale of receivables. In addition, higher pension and retiree medical contributions adversely affected our operating cash flow in the current year, although, this impact was offset by lower utilization of cash flows by discontinued operations.

	Six Months Ended March 31,
	2012	2011
INVESTING CASH FLOWS
Capital expenditures	$(43)	$(42)
Proceeds from sale of property	18	—
Other investing activities	(2)	1
Net investing cash flows provided by (used for) discontinued
operations	28	(71)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$1	$(112)

     Cash provided by investing activities was $1 million in the first six months of fiscal year 2012 compared to cash used by investing activities of $112 million in the first six months of fiscal year 2011. Proceeds from sale of property are related to the sale of excess land at our Commercial Truck facility at Cwmbran, Wales. Investing cash flows provided by discontinued operations in the first six months of fiscal year 2012 include $27 million of cash received from the purchaser of our Body Systems business. We received $24 million, net of tax withholdings, of cash balances held at Body Systems entities in China and Brazil at the time of sale, which the company was entitled to receive as this cash became available for distribution from those jurisdictions. We also received $3 million for the first installment on the note receivable, which was issued at the time of sale as part of the purchase consideration.

	Six Months Ended March 31,
	2012	2011
FINANCING CASH FLOWS
Repayment of notes	$(84)	$—
Borrowing on accounts receivable securitization	19	—
Proceeds from option exercises	—	6
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$(65)	$6

     Cash used by financing activities was $65 million for the first six months of fiscal year 2012 compared to cash provided by financing activities of $6 million in the first six months of fiscal year 2011. In the second quarter of fiscal year 2012, we retired the remaining $84 million of outstanding 8-3/4 percent notes due 2012 at par value. We borrowed $19 million on our on-balance sheet accounts receivable securitization program in the U.S.

MERITOR, INC.

Liquidity

     Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	March 31,	September 30,
	2012	2011
Fixed-rate debt securities	$496	$580
Fixed-rate convertible notes	500	500
Unamortized discount on convertible notes	(63)	(68)
Unamortized gain on interest rate swap termination	11	14
Accounts receivable securitization	19	—
Lines of credit and other	12	8
Total debt	$975	$1,034

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

     In February 2012, we filed a shelf registration statement with the Securities and Exchange Commission, which was effective immediately, registering debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale.

     We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations, through the term of our revolving credit facility, which matures in April 2017 (see further discussion below related to amendment and extension of our Revolving Credit Facility maturing in April 2017).

     Sources of liquidity as of March 31, 2012, in addition to cash on hand, are as follows:

	Total Facility	Unused as of
	Size	3/31/12	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$441	$441	January 2014(1)
Committed U.S. accounts receivable securitization(2)	125	106	October 2013
Total on-balance sheet arrangements	566	547

Off-balance sheet arrangements:
Committed accounts receivable factoring programs(2)	353	85	Various
Other uncommitted factoring facilities(2)	29	18	Various
Letter of credit facility	30	1	November 2015
Total off-balance sheet arrangements	412	104
Total available sources	$978	$651

(1)	The availability under the revolving credit facility is subject to a collateral test as discussed under “Revolving Credit Facility” below. On April 23, 2012, we entered into an agreement to amend and extend the revolving credit facility through April 2017 (with a springing maturity date of 2015 under certain circumstances). See further discussion below under “ Amended and Restated Revolving Credit Facility”.

(2)	Availability subject to adequate eligible accounts receivable as described below. Total facility size and unused amounts at March 31, 2012 exclude availability under our French Factoring Facility, which is ramping down. See further discussion below under Off-balance Sheet Arrangements.

MERITOR, INC.

     Cash and Liquidity Needs – Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At March 31, 2012, we had $109 million in cash and cash equivalents.

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

     Debt Repurchase Program – On April 26, 2012, our Board of Directors approved a repurchase program for up to $150 million of any of our public debt securities (including without limitation convertible debt securities) from time to time through open market purchases or privately negotiated transactions or otherwise (subject to necessary approvals, including further approval by a specified committee of the Board).

     Revolving Credit Facility – At March 31, 2012, we had a revolving credit facility of $441 million which was slated to mature in January 2014. The availability under this facility was dependent upon various factors, including principally performance against certain financial covenants. At March 31, 2012 and September 30, 2011, there were no borrowings outstanding under the revolving credit facility. The $441 million revolving credit facility included $100 million of availability for the issuance of letters of credit. At March 31, 2012 and September 30, 2011, no letters of credit were outstanding under the facility. At certain times during any given month, we could draw on our revolving credit facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay borrowing under the facility. Accordingly, during any given month, we may draw down on this facility in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

     Availability under the revolving credit facility was subject to a collateral test, pursuant to which borrowings on the revolving credit facility could not exceed 1.0x the collateral test value. The collateral test was performed on a quarterly basis and under the most recent collateral test, the full amount of the revolving credit facility was available for borrowing at March 31, 2012. Our availability under the revolving credit facility was also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We were required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ended September 30, 2011 through and including the fiscal quarter ended June 30, 2012 and (ii) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity. At March 31, 2012, we were in compliance with the above noted covenants with a ratio of approximately 0.26x for the priority-debt-to-EBITDA covenant. Certain of the company’s subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guaranteed amounts outstanding under the revolving credit facility.

     Borrowings under the revolving credit facility were subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which were based upon the company’s current credit rating for the senior secured facilities. At March 31, 2012, the margin over LIBOR rate was 425 basis points, and the commitment fee was 50 basis points. Although a majority of our revolving credit loans were LIBOR based, overnight revolving credit loans were at the prime rate plus a margin of 325 basis points.

     Amended and Restated Revolving Credit Facility – On April 23, 2012, we amended and restated the above described revolving credit facility. Pursuant to the revolving credit facility agreement as amended, we have a $429 million revolving credit facility, $14 million of which matures in January 2014 for a bank not electing to extend its commitments under the revolving credit facility existing at March 31, 2012 and the remaining $415 million of which matures in April 2017. The April 2017 maturity date is also subject to the following: if on June 1, 2015, the outstanding principal amount of our $250 million 2015 bonds is greater than $100 million, the maturity date becomes June 10, 2015 and if on November 1, 2015, the outstanding principal amount of our $300 million 4.625 percent convertibles notes due 2026 is greater than $100 million and the conversion price of $20.98 is greater than the then current Meritor common stock price, the maturity date becomes November 15, 2015. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit.

MERITOR, INC.

     Availability under the amended and extended revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. Our availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company’s priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1.00 as of the last day of the fiscal quarter commencing with the fiscal quarter ending on or about March 31, 2012 through and including the fiscal quarter ending on or about September 30, 2012, (ii) 2.25 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending on or about December 31, 2012 through and including the fiscal quarter ending on or about September 30, 2013, and (iii) 2.00 to 1.00 as of the last day of each fiscal quarter thereafter. Borrowings under the amended and extended revolving credit facility are subject to the same interest rate and commitment fee terms as applicable to the previously existing revolving credit facility discussed above.

     Term Loan – As part of the amendment and restatement of our revolving credit facility, on April 23, 2012, we also entered into a $100 million term loan agreement with a maturity date of April 23, 2017. The term loan will amortize over a period of 5 years from the effective date as follows: $5 million principal to be repaid during year one, $10 million principal to be repaid in each of the years two, three and four; and the remaining principal balance to be paid in year five. Payments will be made on a quarterly basis for the duration of the term loan. As of the effective date of the term loan, the margin over LIBOR rate was 425 basis points. The company has the ability to prepay the term loan at any time without penalty or premium.

     U.S. Securitization Program – We have a $125 million U.S. receivables financing arrangement which is provided on a committed basis by a syndicate of financial institutions led by Ally Commercial Finance LLC, which expires in October 2013. Under this program, we have the ability to sell substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility discussed below) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings under a loan agreement with participating lenders. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At March 31, 2012, $19 million was outstanding under this program. No amount was outstanding under this program and September 30, 2011. At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends. This program does not have specific financial covenants; however, it does have a cross-default provision to our revolving credit facility agreement.

     Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions at our various U.S. locations. Under this arrangement, we can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 575 basis points per annum. Under this arrangement, we can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of March 31, 2012, we had $4 million outstanding under these arrangements.

     Letter of Credit Facilities – We have a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At March 31, 2012 and September 30, 2011, we had $29 million and $30 million, respectively, of letters of credit outstanding under this facility. In addition, we had another $6 million and $2 million of letters of credit outstanding through other letters of credit facilities at March 31, 2012 and September 30, 2011, respectively.

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

     Credit Ratings – At March 31, 2012, Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company is B, BB- and B-, respectively. Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company is B2, Ba2 and B3, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

MERITOR, INC.

Off-Balance Sheet Arrangements

     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at March 31, 2012, of approximately $287 million, of which $276 was attributable to factoring facilities involving the sale of AB Volvo accounts receivables. These programs are described in more detail below.

     Swedish Factoring Facility: We have an arrangement to sell trade receivables from AB Volvo through one of our European subsidiaries. Under this arrangement, which was renewed in June 2011 for a term of one year, we can sell up to, at any point in time, €150 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. We had utilized €131 million ($174 million) and €107 million ($146 million) of this accounts receivable factoring facility as of March 31, 2012 and September 30, 2011, respectively.

     French Factoring Facility: We have an arrangement to sell trade receivables through one of our French subsidiaries. Under this arrangement, we can sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. We had utilized €6 million ($8 million) and €47 million ($63 million) of this accounts receivable securitization facility as of March 31, 2012 and September 30, 2011, respectively. In January 2012, we sold our manufacturing facility located at St. Priest, France to Renault Trucks SAS. As a result, the French Factoring Facility is expected to ramp down over the course of fiscal year 2012. During the second quarter of fiscal year 2012, we entered into new arrangements to sell trade receivables from AB Volvo and its European subsidiaries through our United Kingdom and Italian subsidiaries as more fully described below. We expect these new arrangements to partially offset the ramp down of the French facility in future quarters.

     U.S. Factoring Facility: We have an arrangement to sell trade receivables from AB Volvo and its subsidiaries through our U.S. subsidiaries. Under this arrangement, which expires in October 2012, we can sell up to, at any point in time, €60 million ($80 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. We had utilized €49 million ($65 million) and €46 million ($62 million) of this accounts receivable factoring facility as of March 31, 2012 and September 30, 2011, respectively.

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

     United Kingdom Factoring Facility: On February 2, 2012, we entered into an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of our United Kingdom subsidiaries. Under this arrangement, which expires in February 2013, we can sell up to, at any point in time, €25 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. We had utilized €5 million ($7 million) of this accounts receivable factoring facility as of March 31, 2012. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables.

     Italy Factoring Facility: On March 15, 2012, we entered into an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of our Italian subsidiaries. Under this arrangement, which expires in March 2017, we can sell up to, at any point in time, €30 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. We had utilized €17 million ($22 million) of this accounts receivable factoring facility as of March 31, 2012. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables.

     In addition, several of our European subsidiaries factor eligible accounts receivables with financial institutions. The amount of factored receivables was approximately $11 million and $8 million at March 31, 2012 and September 30, 2011, respectively.

Contingencies

     Contingencies related to environmental, asbestos and other matters are discussed in Note 20 of the Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

New Accounting Pronouncements

   Accounting standards implemented during fiscal year 2012

     In September 2011, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2011-08: Testing Goodwill for Impairment. Under the revised guidance, entities testing for goodwill impairment have an option of performing a qualitative assessment before calculating the fair value for the reporting unit, i.e., Step 1 of the goodwill impairment test. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the first step of the two-step impairment test would be required. If it is not more-likely-than-not that the fair value of the reporting unit is less than the carrying value, then goodwill is not considered to be impaired. ASU No. 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill at least annually for impairment. This ASU is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We have adopted the revised guidance provided in this ASU effective with the second quarter of fiscal year 2012 and will apply it in the fiscal year 2012 goodwill impairment review during the fourth quarter. We do not expect any significant effect on our goodwill impairment assessments as a result of the adoption of the new guidance.

     In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). This ASU is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of and disclosures about fair value. The guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We have adopted this new guidance effective with the second quarter of fiscal year 2012 and have provided required disclosures in Note 18 to the consolidated financial statements.

   Accounting standard to be implemented

     In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not believe the adoption of the new guidance will have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.

     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For the second quarter of fiscal year 2012, our reported financial results have been adversely affected by the appreciation of the U.S. dollar against foreign currencies whereas for fiscal year 2011, our reported financial results benefited from depreciation of the U.S. dollar against foreign currencies.

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

     We generally have not hedged against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. However, in the first quarter of fiscal year 2012 and fourth quarters of fiscal years 2011 and 2010, due to the volatility of the Brazilian real as compared to the U.S. dollar, we entered into foreign currency option contracts to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts are recorded in other income (expense), net, in the consolidated statement of operations, generally reducing the exposure to translation volatility during a full-year period. The impact of these option contracts was not significant to our results of operations or financial position at March 31, 2012.

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

     Included below is a sensitivity analyses to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk. The model assumes a 10 percent hypothetical change (increase or decrease) in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.

Market Risk

	Assuming a	Assuming a	Favorable /
	10% Increase	10% Decrease	(Unfavorable)
	in Rates	in Rates	Impact on
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$0.5	$(0.5)	Fair Value
Forward contracts in Euro(1)	(1.7)	1.7	Fair Value
Foreign currency denominated debt	0.8	(0.8)	Fair Value

	Assuming a 50	Assuming a 50	Favorable /
	BPS Increase in	BPS Decrease in	(Unfavorable)
	Rates	Rates	Impact on
Interest Rate Sensitivity:
Debt - fixed rate	$(31.7)	$33.4	Fair Value
Debt – variable rate(2)	(0.1)	0.1	Cash flow

(1)	Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario

     At March 31, 2012 a 10% decrease in quoted currency exchange rates would result in a potential loss of approximately $1 million in foreign currency denominated debt.

     At March 31, 2012 the fair value of debt outstanding was approximately $982 million. A 50 basis points decrease in quoted interest rates would result in favorable impact of $33 million on fixed rate debt.

(2)	Includes domestic and foreign debt.

Item 4. Controls and Procedures

     As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

     In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

MERITOR, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Except as set forth in this Quarterly Report under Note 20 “Contingencies”, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2011 and those reported in the Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011.

Item 1A. Risk Factors

     There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 and the Annual Report on Form 10-K, for the fiscal year ended September 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Issuer repurchases

     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of Part II of this Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were 6,176 shares withheld in the second quarter of 2012.

Item 5. Other Information

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – Frequency of Say-on-Pay

     On January 27, 2012, the company filed a Current Report on Form 8-K announcing the final voting results on the matters submitted to a vote at its Annual Meeting of Stockholders held on January 26, 2012. As previously reported, in the advisory vote on the frequency of an advisory vote on the compensation of our named executive officers, 69,417,849 shares voted for such a vote to be held every year, 103,086 shares voted for two years, 5,722,054 shares voted for three years, 1,230,039 shares abstained and there were 8,922,376 broker non-votes.

     On April 26, 2012, the Board of Directors determined, consistent with these voting results, that the company will hold an advisory vote on the compensation of the company’s named executive officers annually until the next vote on the frequency of such advisory votes.

MERITOR, INC.

     Cautionary Statement

     This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to adjust their demands in view of rapid changes in production levels; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; reduced production for certain military programs as compared to levels in prior years and the return of volumes of selected long-term military contracts to more normalized levels; global economic and market cycles and conditions, including a slower than anticipated recovery from the recent global economic crisis; risks inherent in operating abroad (including foreign currency exchange rates, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); rising costs of pension and other postretirement benefits; the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether the liquidity of the company will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities; or demand for our products due to work stoppages; the financial condition of the company's suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; successful integration of acquired or merged businesses; the ability to achieve the expected annual savings and synergies from past and future business combinations; success and timing of potential divestitures; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of the company's debt; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company's debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; the outcome of actual and potential product liability, warranty and recall claims; and possible changes in accounting rules; as well as other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of our Annual Report on Form 10-K, as amended, for the year ending October 2, 2011: Item 1. Business, “Customers; Sales and Marketing” “Competition” “Raw Materials and Suppliers” “Employees” “Environmental Matters” “International Operations” and “Seasonality; Cyclicality”; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” “Legal Proceedings” and “Risk Factors” herein. These forward-looking statements are made only as of the respective dates on which they were made, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

MERITOR, INC.

Item 6. Exhibits

3-a	Restated Articles of Incorporation of Meritor, filed as Exhibit 4.01 to Meritor’s Registration Statement on Form S-4, as amended (Registration Statement No. 333-36448) ("Form S-4"), is incorporated by reference.
3-a-1	Articles of Amendment of Restated Articles of Incorporation of Meritor filed as exhibit 3-a-1 to Meritor’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2011, is incorporated by reference
3-b	By-laws of Meritor, filed as Exhibit 3 to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003 (File No. 1-15983), is incorporated by reference.
10-a	Receivable Purchase Agreement dated March 15, 2012 between Meritor Heavy Vehicle Systems Cameri S.P.A. as Seller and Viking Asset Purchaser No. 7IC, an incorporated cell of Viking Global Finance ICC, as Purchaser and Citicorp Trustee Company Limited, as Programme Trustee*
10-b	Receivable Purchase Agreement dated February 2, 2012 between Meritor Heavy Vehicle Braking Systems (UK) Limited as Seller and Viking Asset Purchaser No. 7IC, an incorporated cell of Viking Global Finance ICC, as Purchaser and Citicorp Trustee Company Limited, as Programme Trustee*
12	Computation of ratio of earnings to fixed charges*
23	Consent of Bates White LLC*
31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act)*
31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act*
32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350*
32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350*

* Filed herewith.

MERITOR, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

Date: May 4, 2012	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date: May 4, 2012	By:	/s/	J.A. Craig
J.A. Craig
Senior Vice President and Chief Financial Officer