Form 10-K/A
period 2011-12-31
MERITOR INC
filed 2012-06-22
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A (Amendment no. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 2, 2011
Commission file number 1-15983
__________________________________
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
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 30, 2012 (the last business day of the most recently completed second fiscal quarter) was approximately $765,333,392.

96,487,135 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on April 1, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant held on January 26, 2012 is incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended October 2, 2011.

EXPLANATORY NOTE - AMENDMENT

Meritor, Inc. (the “company” or “Meritor”) is filing this Form 10-K/A to include in its Annual Report on Form 10-K for the fiscal year ended October 2, 2011 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, financial statements and related notes of Master Sistemas Automotivos Ltda. (“MSA”) and Suspensys Sistemas Automotivos Ltda. (“SSA”), unconsolidated joint ventures incorporated in Brazil in which the company owns an interest. Meritor owns a 49% interest in MSA (directly) and a 50% interest in SSA (through both direct and indirect interests).
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
Both MSA and SSA met such test for Meritor’s fiscal years 2011 and 2010 and did not meet such test for Meritor’s fiscal year 2009. Normally, therefore, under Rule 3-09 of Regulation S-X, the company would be required to file MSA’s and SSA’s audited financial statements for the fiscal years ended December 31, 2011 and 2010 (“2011” and “2010”) and to file unaudited financial statements for the fiscal year ended December 31, 2009 (“2009”).
Effective January 1, 2009, Brazil adopted International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). The financial statements of MSA and SSA for 2011, 2010 and 2009 have been prepared in accordance with IFRS as issued by the IASB. As a result of the adoption of IFRS in 2009, MSA and SSA financial statements for 2009 have been audited.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) Financial Statements.
Meritor
The following financial statements and related notes were filed as part of the Annual Report filed with the SEC on November 23, 2011 (all financial statements listed below are those of the company and its consolidated subsidiaries):
Consolidated Statement of Operations, years ended September 30, 2011, 2010 and 2009.
Consolidated Balance Sheet, September 30, 2011 and 2010.
Consolidated Statement of Cash Flows, years ended September 30, 2011, 2010 and 2009.
Consolidated Statement of Shareowners' Equity (Deficit) and Comprehensive Loss, years ended September 30, 2011, 2010 and 2009.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Master Sistemas Automotivos Ltda.
The following financial statements and related notes of Master Sistemas Automotivos Ltda. are included in this Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:
Balance Sheets, December 31, 2011, 2010 and 2009.
Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity, and Cash Flows, years ended December 31, 2011, 2010 and 2009.
Independent Auditors’ Report.
Suspensys Sistemas Automotivos Ltda.
The following financial statements and related notes of Suspensys Sistemas Automotivos Ltda. are included in this Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:
Balance Sheets, December 31, 2011, 2010 and 2009.
Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity, and Cash Flows, years ended December 31, 2011, 2010 and 2009.
Independent Auditors’ Report.

Master Sistemas Automotivos Ltda.

Financial Statements
For the Years
Ended December 31, 2011, 2010 and 2009 and Independent Auditor’s Report

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Master Sistemas Automotivos Ltda.
Caxias do Sul, RS

We have audited the accompanying balance sheets of Master Sistemas Automotivos Ltda. (the “Company”), a company incorporated in Brazil, as of December 31, 2011, 2010 and 2009 and the related statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with the International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB).

May 30, 2012

/s/ DELOITTE TOUCHE TOHMATSU
DELOITTE TOUCHE TOHMATSU
Auditores Independentes

MASTER SISTEMAS AUTOMOTIVOS LTDA.
BALANCE SHEETS AS OF DECEMBER 31, 2011, 2010 AND 2009
(In thousands of Brazilian reais - R$)

ASSETS	Note	12/31/2011	12/31/2010	12/31/2009
CURRENT ASSETS
Cash and cash equivalents	4	108,055	105,273	58,080
Trade receivables	5	56,257	38,306	30,820
Recoverable taxes	6	3,822	1,464	3,254
Inventories	7	49,919	30,368	24,130
Dividends and interest on capital receivable	12	5,489	14,437	2,219
Prepaid expenses		342	133	153
Other receivables		2,282	1,627	559
Total current assets		226,166	191,608	119,215
NON-CURRENT ASSETS
Amounts due from parent company	12	44	96	354
Recoverable taxes	6	1,590	1,634	3,056
Retirement benefit plan	13	441	371	249
Escrow deposits		204	198	198
Investments:
Investment in associate	8	146,126	120,002	96,851
Other investments		26	25	25
Total investments		146,152	120,027	96,876
Property, plant and equipment	9	89,597	84,146	83,785
Intangible assets	10	10,177	4,418	344
Total non-current assets		248,205	210,890	184,862
TOTAL ASSETS		474,371	402,498	304,077

LIABILITIES AND SHAREHOLDERS' EQUITY	Note	12/31/2011	12/31/2010	12/31/2009
CURRENT LIABILITIES
Trade payables		23,942	11,213	8,780
Borrowings and financing	11	43,040	8,600	10,793
Taxes and contributions payable		4,546	2,226	2,152
Salaries payable		1,669	1,113	874
Accrued vacation and related charges		5,550	3,671	2,513
Dividends and interest on capital payable	17	11,850	22,021	4,930
Employee and management profit sharing		4,913	3,888	2,781
Advances from customers		46	295	294
Amounts due to related parties	12	150	151	—
Other payables		2,336	1,009	761
Total current liabilities		98,042	54,187	33,878
NON-CURRENT LIABILITIES
Borrowings and financing	11	62,504	74,444	51,308
Amounts due to related parties	12	1,054	1,205	1,043
Reserve for contingencies	14	690	443	—
Contributions payable		3,107	3,129	2,301
Deferred taxes	20	2,305	4,019	5,110
Other payables		93	520	594
Total long-term payables		69,753	83,760	60,356
SHAREHOLDERS' EQUITY
Capital	16	160,000	105,000	105,000
Earnings reserve		129,216	139,805	83,787
Retained earnings		17,360	19,746	21,056
Total shareholders' equity		306,576	264,551	209,843
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		474,371	402,498	304,077
The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands of Brazilian reais - R$)

	Note	2011	2010	2009
NET OPERATING REVENUE	18	524,030	431,166	272,553
COST OF SALES AND SERVICES	19	(422,807)	(347,602)	(226,144)
GROSS PROFIT		101,223	83,564	46,409

OPERATING INCOME (EXPENSES)
Selling expenses	19	(18,706)	(14,520)	(9,206)
General and administrative expenses	19	(15,213)	(10,623)	(7,677)
Equity in associate	8	52,946	43,316	27,296
Other operating expenses, net	19	(7,264)	(5,655)	(4,256)
		11,763	12,518	6,157
OPERATING PROFIT BEFORE FINANCE INCOME (COSTS)		112,986	96,082	52,566

FINANCE INCOME (COSTS)
Finance income	21	17,073	11,282	6,922
Finance costs	21	(6,441)	(5,387)	(4,556)
Foreign exchange gains	21	596	96	4,069
		11,228	5,991	6,435
PROFIT BEFORE INCOME TAX AND SOCIAL CONTRIBUTION		124,214	102,073	59,001

INCOME TAX AND SOCIAL CONTRIBUTION
Current	20	(21,394)	(16,467)	(6,291)
Deferred	20	1,713	1,107	(962)
NET PROFIT FOR THE YEAR		104,533	86,713	51,748

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands of Brazilian reais - R$)

	2011	2010	2009
NET PROFIT FOR THE YEAR	104,533	86,713	51,748

OTHER COMPREHENSIVE INCOME
Actuarial gains (losses) on retirement benefit plan	(1)	46	244
Deferred income tax and social contribution on other comprehensive income	1	(16)	(83)
Other comprehensive income (loss) of associate accounted for under the equity method of accounting	—	32	149
	—	62	310
COMPREHENSIVE INCOME FOR THE YEAR	104,533	86,775	52,058

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands of Brazilian reais - R$)

	Note	Capital	Earnings reserve	Retained earnings	Total
BALANCES AT JANUARY 01, 2009		105,000	73,921	22,129	201,050

Net profit for the year		—	—	51,748	51,748
Other comprehensive income		—	—	310	310
Comprehensive income for the year		—	—	52,058	52,058
Interest on capital	17	—	—	(10,358)	(10,358)
Payments of dividends	17	—	(21,107)	(11,800)	(32,907)
Earnings reserve		—	30,973	(30,973)	—
BALANCES AT DECEMBER 31, 2009		105,000	83,787	21,056	209,843

Net profit for the year		—	—	86,713	86,713
Other comprehensive income		—	—	62	62
Comprehensive income for the year		—	—	86,775	86,775
Interest on capital	17	—	—	(10,990)	(10,990)
Payments of dividends	17	—	(8,400)	(12,677)	(21,077)
Earnings reserve		—	64,418	(64,418)	—
BALANCES AT DECEMBER 31, 2010		105,000	139,805	19,746	264,551

Net profit for the year		—	—	104,533	104,533
Comprehensive income for the year		—	—	104,533	104,533
Capital increase	16	55,000	(55,000)	—	—
Payment of dividends	17	—	—	(27,088)	(27,088)
Interest on capital	17	—	—	(13,943)	(13,943)
Supplementary dividends	17	—	(21,477)	—	(21,477)
Earnings reserve		—	65,888	(65,888)	—
BALANCES AT DECEMBER 31, 2011		160,000	129,216	17,360	306,576

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands of Brazilian reais - R$)

	Note	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Profit before income tax and social contribution		124,214	102,073	59,001
Adjustments to reconcile profit before income tax and social contribution to cash generated by operating activities:
Proceeds from sale of property, plant and equipment		288	45	4
Depreciation of property, plant and equipment	9	8,916	8,317	7,963
Amortization of intangible assets	10	109	135	157
Exchange differences on borrowings		4,025	7,002	(4,896)
Share of profits of associate	8	(52,946)	(43,316)	(27,296)
Changes in assets and liabilities
Decrease (increase) in other receivables		(17,952)	(7,486)	3,542
Decrease (increase) in inventories		(19,551)	(6,238)	5,585
Decrease (increase) in other receivables		(2,682)	1,886	5,313
Increase in trade payables		12,729	2,433	1,540
Increase in payables and provisions		6,861	3,343	1,769
Redemption of investments		—	—	32,222
Income tax and social contribution paid		(21,394)	(16,466)	(6,291)
Dividends and interest on capital received		34,801	7,215	24,930
Interest paid on borrowings		(4,691)	(3,552)	(3,775)
Net cash generated by operating activities		72,727	55,391	99,768

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	9	(14,658)	(8,725)	(7,190)
Purchase of intangible assets	10	(5,868)	(4,208)	(30)
Net cash used in investing activities		(20,526)	(12,933)	(7,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends and interest on capital		(70,585)	(13,328)	(51,099)
Borrowings from related parties		(94)	570	(864)
Third-party borrowings		29,917	27,987	37,379
Repayment of borrowings and financing		(8,657)	(10,494)	(32,870)
Net cash provided by (used in) used in financing activities		(49,419)	4,735	(47,454)

NET INCREASE IN CASH AND CASH EQUIVALENTS		2,782	47,193	45,094
Cash and cash equivalents at the beginning of the year	4	105,273	58,080	12,986
Cash and cash equivalents at the end of the year	4	108,055	105,273	58,080

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(Amounts in thousands of Brazilian reais - R$, unless otherwise stated)

1.	GENERAL INFORMATION

Master Sistemas Automotivos Ltda. (“Company”) is a limited liability company established in Brazil with its head office and principal place of business at Rua Atílio Andreazza 3520, in Caxias do Sul, RS, and is a jointly controlled entity of Randon S.A. Implementos e Participações (“Randon”) and Meritor do Brasil Sistemas Automotivos Ltda. (“Meritor”) whereby Randon owns 51% and Meritor owns 49%. The Company was incorporated on April 24, 1986, having started its operations in April 1987, and is engaged in the development, manufacture, sale, assembly, distribution, import and export of movement control systems for buses, trailers and trucks and their parts and components.

The Company holds a 53.177% interest in Suspensys Sistemas Automotivos Ltda. (“Suspensys”), which has its registered office and principal place of business in Caxias do Sul, RS and is engaged in the manufacture and sale of air and mechanical suspension systems for trucks, buses and trailers, axles for trailers, third axles, hubs and drums for trucks, buses and trailers, and the provision of technical assistance services for its products.

Although the Company has a 53.177% equity interest in Suspensys, the Company does not have voting control due to the following factors:

▪
Suspensys is jointly controlled as there is an agreement between Suspensys shareholders’ (the Company, Randon and Meritor) that Suspensys’ Consultative Board (i.e., governing body) is comprised of six members, which makes the significant decisions associated with Suspensys’ operations. Three members of the consultative board are elected by Randon and the other three by Meritor and all decisions need to be agreed by at least four board members.

▪	In accordance with the articles of association, each matter discussed in Suspensys’ shareholders meeting are approved by at least 80% of the shareholders.

2.	PRESENTATION OF FINANCIAL STATEMENTS

The Company’s Financial Statements for the years ended on December 31, 2011, 2010 and 2009 have been prepared in accordance with the International Financial Reporting Standards (IFRS) issued by International Accounting Standards Board (IASB).

The Company adopted all rules, revision of rules, and interpretations issued by IASB and that are applicable for the year ended on December 31, 2011.

The summary of the principal accounting policies adopted by the Company is detailed in note 3.

The financial statements were approved by the Company’s executive committee and authorized for issue on May 28, 2012.

3.	SIGNIFICANT ACCOUNTING POLICIES

3.1	Basis of preparation

The financial statements have been prepared on the historical cost basis. Historical cost is generally based on the fair value of the consideration given in exchange for assets.

3.2	Functional and presentation currency

The financial statements are presented in thousands of reais, which is the Company’s functional currency. All financial information presented in thousands of reais was rounded to the closest number.

3.3	Critical accounting judgments and key estimates and assumptions

In the application of accounting policies, Management is required to make judgments, estimates and assumptions about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered to be relevant. Significant assets and liabilities subject to these estimates and assumptions include the residual value and useful lives of property, plant and equipment, the allowance for doubtful debts, impairment of inventories, the realization of deferred taxes, and the provision for labor and social security risks. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised if the revision affects only that period. Actual results may differ from these estimates due to uncertainties inherent in such estimates.

3.4	Revenue recognition

Revenue is recognized on an accrual basis.

Revenue is measured at the fair value of the consideration received or receivable. Revenue is reduced for estimated customer returns, rebates and other similar allowances.

Revenue from the sale of goods is recognized when all the following conditions are satisfied:

•	the Company has transferred to the buyer the significant risks and rewards of ownership of the goods;

•	the Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;

•	the amount of revenue can be measured reliably;

•	it is probable that the economic benefits associated with the transaction will flow to the Company; and

•	the costs incurred or to be incurred in respect of the transaction can be measured reliably.

Specifically, revenue from the sale of goods is recognized when goods are delivered and legal title is passed.

3.5	Foreign currencies

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

•Cash and cash equivalents

Include cash on hand and in banks and short-term investments redeemable in up to 90 days from the investment date. Short-term investments are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in value. These investments are carried at cost plus yield accrued through the end of the reporting period, which approximates their fair values.

•Trade receivables

Trade receivables are recognized at the billed amount, including the related taxes and reduced to their present value at the end of the reporting period, when applicable.

Allowances for doubtful debts are recognized based on estimated irrecoverable amounts determined by reference to the Company’s past default experience and an analysis of the debtor’s current financial position.

•Inventories

Inventories are stated at the lower of cost and net realizable value. Costs of inventories are determined under the weighted average cost method. Net realizable value represents the estimated selling price for inventories less all estimated costs of completion and costs necessary to make the sale.

The allowances for slow-moving or obsolete inventories are recognized when considered necessary by Management.

•Investments in associates

An associate is an entity over which the Company has significant influence and that does not qualify as a subsidiary or a joint venture. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over those policies.

The profit or loss, assets, and liabilities of associates are included in the financial statements by the equity method of accounting. Under the equity method of accounting, investments in associates are initially recognized at cost and subsequently adjusted for purposes of recognition of the Company’s share in profit or loss and other comprehensive income of an associate. When the Company’s share of losses of an associate exceeds its interest in the associate (including any long-term investment which, in substance, is included in the Company’s net investment in the associate), the Company discontinues recognizing its share of further losses. Further losses are recognized only to the extent that the Company has incurred legal or constructive obligations or made payments on behalf of the associate.

When the Company’s subsidiary conducts a transaction with an associate, the resulting profits or losses are recognized only proportionately to the interests held in the associate not related to the Company.

•Property, plant and equipment

Carried at cost of acquisition, formation or construction, less accumulated depreciation and accumulated impairment losses. Properties in the course of construction are carried at cost. Cost includes professional fees and, for qualifying assets, borrowing costs capitalized in accordance with the Company's accounting policy (note 3.9). Such properties are classified to the appropriate categories of property, plant and equipment when completed and ready for intended use. Depreciation of these assets, on the same basis as other property assets, commences when the assets are ready for their intended use.

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

An item of property, plant and equipment is derecognized upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on the disposal or retirement of an item of a property and equipment item is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in profit or loss.

•Intangible assets

Intangible assets with finite useful lives that are acquired separately are carried at cost, less accumulated amortization and accumulated impairment losses. Amortization is recognized on a straight-line basis over their estimated useful lives. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.

An intangible asset is derecognized on disposal or when no future economic benefits are expected from use. Gain or loss arising from derecognition of an intangible asset, measured as the difference between the net disposal proceeds and the carrying amount of the asset, is recognized in profit or loss when the asset is derecognized.

3.7	Impairment of tangible and intangible assets

At the end of each reporting period (or earlier when the need is identified), the Company reviews the carrying amount of its tangible and intangible assets to determine where there is any indication that those assets have suffered an impairment loss. If any such indication exists, the recoverable amount of the asset is estimated in order to determine the extent of the impairment loss, if any.

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

When an impairment loss subsequently reverses, the carrying amount of the asset is increased to the revised estimate of its recoverable amount, as long as the increased carrying amount does not exceed the carrying amount that would have been determined had no impairment loss been recognized for the asset in prior years/periods. A reversal of an impairment loss is recognized immediately in profit or loss.

3.8	Discount to present value

Monetary assets and liabilities are discounted to present value when the effect is considered material in relation to the financial statements taken as a whole. The discount to present value is calculated based on an interest rate that reflects the timing and risk of each transaction.

Trade receivables are discounted to present value with a corresponding entry in sales revenue in the statement of income, and the difference between the present value of a transaction and the face value of the billing is considered as financial income and will be recognized based on the amortized cost and the effective long-term rate of the transaction.

The discount to present value of purchases is recorded in “trade payables” and “inventories”, and its realization has a corresponding entry in line item “financial expenses” over the term of their suppliers.

3.9	Borrowing costs

Borrowing costs directly attributable to the acquisition, construction or production of qualifying assets, which are assets that necessarily take a substantial period of time to get ready for their intended use or sale, are added to the cost of those assets.

Income on investments earned on the short-term investment of funds of specific borrowings not yet spent on the qualifying assets is deducted from the borrowing costs eligible for capitalization.

All other borrowing costs are recognized in profit or loss in the year in which they are incurred.

3.10	Retirement benefit plan

The Company is the sponsor of a defined contribution plan with minimum guaranteed benefits and the cost of providing benefits is determined using the Projected Unit Credit Method, with actuarial valuations being carried out at the end of each reporting period. Actuarial gains and losses are immediately recognized in equity (in line item ‘Carrying value adjustments’) according to the available option in paragraph 93A IAS 19 - Employee Benefits.

3.11	Financial instruments

(a)Classification and measurement

The classification depends on the purpose for which the financial assets and liabilities were acquired or contracted. The Company’s management classifies its financial assets and liabilities at the time of initial contracting.

Loans and receivables measured at amortized cost
Loans and receivables are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Loans and receivables (including trade receivables and cash and cash equivalents) are measured at amortized cost using the effective interest method, less any impairment.

Financial liabilities measured at amortized cost
Borrowings are initially recognized, upon receipt of funds, net of transaction costs. They are subsequently measured at amortized cost. The effective interest method is a method of calculating the amortized cost of a debt instrument and of allocating interest expense over the relevant period. The effective interest rate is the rate that exactly discounts estimated future cash payments (including all fees and points paid or received that form an integral part of the effective interest rate, transaction costs and other premiums or discounts) through the expected life of the debt instrument.

3.12	Provisions

A provision is recognized when the Company has a present obligation (legal or constructive) as a result of a past event, it is probable that the Company will be required to settle the obligation, and a reliable estimate can be made of the amount of the obligation. The amount recognized as a provision is the best estimate of the consideration required to settle the present obligation at the end of the reporting period, taking into account the risks and uncertainties surrounding the obligation.

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

Subsidized loans, directly or indirectly provided by the Government, obtained at interest rates lower than market, are treated as government grants, measured at the difference between the amounts raised and the fair value of the borrowing calculated using market interest rates.

3.14	Income tax and social contribution

Current taxes
The provision for income and social contribution is based on the taxable profit for the year. Taxable profit differs from profit as reported in the statement of income because of items of income or expense that are taxable or deductible in other years and items that are never taxable or deductible. The provision for income tax and social contribution is calculated based on rates prevailing at the end of the reporting period (15% plus a 10% surtax on taxable profit exceeding R$ 20 per month for Income Tax and 9% on taxable profit for Social Contribution on Net Profit).

Deferred taxes
Deferred taxes are recognized on temporary differences at the end of each annual reporting period between the carrying amounts of assets and liabilities in the financial statements and the corresponding tax bases used in the computation of taxable profit. Deferred tax liabilities are recognized for all taxable temporary differences and deferred tax assets are recognized for all deductible temporary differences to the extent that it is probable that taxable profits will be available against which those deductible temporary differences can be utilized.

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

3.15	Standards, interpretations and amendments to existing standards effective at December 31, 2011 which did not have a material impact on the Company’s financial statements.

Standard	Main requirements	Effective date
Improvements to IFRSs – 2010	Amendments to several standards.	Effective for annual periods beginning on or after January 1, 2011
Amendments to IFRS 1	Limited Exemption from Comparative IFRS 7 Disclosures for First-time Adopters	Effective for annual periods beginning on or after July 1, 2010
Amendments to IAS 24	Related-party disclosures	Effective for annual periods beginning on or after January 1, 2011
Amendments to IFRIC 14	Prepayments of a minimum funding requirement	Effective for annual periods beginning on or after January 1, 2011
Amendments to IAS 32	Classification of rights issues	Effective for annual periods beginning on or after February 1, 2010
IFRIC 19	Extinguishing financial liabilities with equity instruments	Effective for annual periods beginning on or after July 1, 2010

3.16	Standards, interpretations and amendments to existing standards not yet effective and which were not early adopted by the Company

The following standards and amendments to existing standards have been issued by the IASB, and are mandatory for annual periods beginning on or after July 1, 2011. The Company is currently evaluating the impact, if any, of the new requirements on its consolidated financial statements resulting from these standards:

Standard	Main requirements	Effective date
IFRS 9 (as amended in 2010)	Financial instruments	Effective for annual periods beginning on or after January 1, 2015
Amendments to IFRS 1	Removal of fixed dates for first-time adopters	Effective for annual periods beginning on or after July 1, 2011
Amendments to IFRS 7	Disclosures - transfers of financial assets	Effective for annual periods beginning on or after July 1, 2011
Amendments to IAS 12	Deferred taxes - recovery of the underlying assets when an asset is measured using the fair value model in IAS 40	Effective for annual periods beginning on or after January 1, 2012
IAS 28 (revised in 2011) Investments in Associates and Joint Ventures	Revision of IAS 28 to include the amendments introduced by IFRSs 10, 11 and 12.	Effective for annual periods beginning on or after January 1, 2013
IAS 27 (revised in 2011) Separate Financial Statements	IAS 27 requirements related to consolidated financial statements are replaced by IFRS 10. The requirements for separate financial statements are maintained.	Effective for annual periods beginning on or after January 1, 2013
IFRS 10 Consolidated Financial Statements
Replaces the IAS 27 requirements applicable to consolidated financial statements and SIC 12. IFRS 10 provides a single consolidation model that identifies control as the basis for consolidation for all types of entities.
Effective for annual periods beginning on or after January 1, 2013
IFRS 11 Joint Arrangements
Eliminates the proportionate consolidation model for jointly controlled entities and maintains equity method model only. It also eliminates the concept of ‘jointly controlled assets’ and maintains only ‘jointly controlled operations’ and ‘jointly controlled entities’.
Effective for annual periods beginning on or after January 1, 2013
IFRS 12 Disclosure of Interests in Other Entities	Expands the current disclosure requirements in respect of entities, whether or not consolidated, where the entities have influence.	Effective for annual periods beginning on or after January 1, 2013
IFRS 13 Fair Value Measurement
Replaces and consolidates in a single standard all the guidance and requirements in respect of fair value measurement contained in other IFRSs. IFRS 13 defines fair value and provides guidance on how to measure fair value and requirements for disclosure relating to fair value measurement. However, it does not introduce any new requirement or amendment with respect to items to be measured at fair value, which remain as originally issued.
Effective for annual periods beginning on or after January 1, 2013
Amendments to IAS 19 Employee Benefits
Eliminates the corridor approach and requires recognition of actuarial gains and losses as other comprehensive income for pension plans and other long-term benefits in profit or loss, when earned or incurred, among other changes.
Effective for annual periods beginning on or after January 1, 2013
Amendments to IFRS 7	Introduces the requirement that information regarding offset financial assets be disclosed.	Effective for annual periods beginning on or after January 1, 2013
Amendments to IAS 32	Clarifies aspects and requirements regarding the offset of financial assets.	Effective for annual periods beginning on or after January 1, 2014
Amendments to IAS 1 Presentation of Financial Statements	Introduces the requirement that all items recognized in other comprehensive income be separated into and totaled as items that are and items that are not subsequently reclassified to profit or loss.	Effective for annual periods beginning on or after July 1, 2012
IFRIC 20 Stripping Costs in the Production Phase of a Surface Mine
Clarifies the requirements to account for costs associated to the removal of surface mining waste, including when such stripping costs shall be recognized as an asset, how the asset is initially recognized, and subsequent measurements.
Effective for annual periods beginning on or after January 1, 2013

4.	CASH AND CASH EQUIVALENTS

Short-term investments refer to bank certificates of deposit (CDBs), linked to the variation of the interbank certificates of deposit rate (CDI). The yield on these short-term investments is as follows:

	12/31/2011	12/31/2010	12/31/2009

Cash and banks	1,971	412	467
Cash in transit	2,751	1,708	—
Short-term investments:
CDB - 75.00% to 97.49% of CDI	2,006	—	—
CDB - 97.50% to 99.99% of CDI	64	87	33
CDB - 100.00% to 100.99% of CDI	3,465	25,309	10,079
CDB - 101.00% to 101.99% of CDI	—	—	1,547
CDB - 102.00% to 102.99% of CDI	36,643	—	521
CDB - 103.00% to 103.99% of CDI	5,531	6,413	9,475
CDB - 104.00% to 104.99% of CDI	2,565	35,927	30,540
CDB - 105.00% to 105.99% of CDI	46,016	35,417	5,418
CDB - 106.00% to 106.99% of CDI	7,043	—	—
	103,333	103,153	57,613
Total	108,055	105,273	58,080

5.	TRADE RECEIVABLES

Trade receivables are as follows:

	12/31/2011	12/31/2010	12/31/2009
Trade receivables from third parties – domestic	32,555	23,313	19,437
Trade receivables from third parties – foreign	1,814	49	748
Trade receivables from related parties – domestic	14,829	11,066	3,994
Trade receivables from related parties – foreign	7,059	3,878	6,641
Total	56,257	38,306	30,820

Trade receivables include amounts that are past due at the end of the reporting period for which the Company has not recognized an allowance for doubtful debts because there has not been a significant change in credit quality and the amounts are still considered recoverable, through negotiation with customers. The aging of past-due trade receivables for which no allowance for doubtful debts was recognized is as follows:

	12/31/2011	12/31/2010	12/31/2009
1 to 30 days	16,815	4,231	6,157
31 to 60 days	1,302	1,400	455
61 to 90 days	739	281	617
91 to 180 days	512	477	345
Over 180 days	67	128	324
Past-due amounts	19,435	6,517	7,898
Current amounts	36,822	31,789	22,922
Total	56,257	38,306	30,820

To determine whether or not trade receivables are recoverable, the Company takes into consideration any change in the customer’s creditworthiness from the date the credit was originally granted to the end of the reporting period. The credit risk concentration is limited because the customer base is comprehensive and there is no relationship between customers. The Company does not hold any collateral or other credit enhancement over these receivables.

6.	RECOVERABLE TAXES

Recoverable taxes are as follows:

	12/31/2011	12/31/2010	12/31/2009

Federal VAT (IPI)	286	59	66
State VAT (ICMS)	2,782	781	1,442
ICMS on purchases of property, plant and equipment	280	1,153	2,747
Tax on revenue (PIS)	282	—	21
PIS on purchases of property, plant and equipment	83	197	343
Tax on revenue (COFINS)	1,317	—	112
COFINS on purchases of property, plant and equipment	382	908	1,579
Total	5,412	3,098	6,310

Current	3,822	1,464	3,254
Non-current	1,590	1,634	3,056

Recoverable taxes in non-current assets comprise ICMS, PIS and COFINS on purchases of property, plant and equipment for which the realization, pursuant to current relevant legislation, occurs in 48 monthly installments. Of the ICMS balance, R$ 699 at December 31, 2009 refers to the purchase of ICMS credit balance from Randon S/A and will be offset pursuant to the schedule prepared by the Rio Grande do Sul State Finance Department. There are no balances at December 31, 2010 and 2011.

7.	INVENTORIES

Inventories comprise:

	12/31/2011	12/31/2010	12/31/2009
Finished products	7,636	3,812	1,413
Work in process	11,449	9,585	6,372
Raw materials	27,478	13,673	13,677
Inventories in transit	875	1,266	1,176
Advances to suppliers	558	121	245
Imports in transit	1,923	1,911	1,247
Total	49,919	30,368	24,130

The cost of inventories recognized as expenses during the year related to continuing operations was R$ 422,807 (R$ 347,602 for the year ended December 31, 2010 and R$ 226,144 for the year ended December 31, 2009).

Management expects that these inventories will be recovered in a period shorter than twelve (12) months.

8.	INVESTMENTS – INVESTMENT IN ASSOCIATE

The movement in investment in associate Suspensys Sistemas Automotivos Ltda. is as follows:

	12/31/2011	12/31/2010	12/31/2009
Opening balance	120,002	96,851	85,456
Interest on capital receivable	(6,457)	(5,100)	(4,592)
Reversal of dividends	—	—	1,216
Dividends receivable	—	(10,102)	—
Dividends received	(20,363)	(4,995)	(12,674)
Equity in associate (a)	52,946	43,316	27,296
Other comprehensive income	(2)	32	149
Closing balance	146,126	120,002	96,851

(a)As established in the associate agreement and ratified by the shareholders in the minutes of meeting for approval of the profit allocation, Randon S.A. – Implementos e Participações, also shareholder of Suspensys, is entitled to receive disproportionate dividends, in an amount corresponding to the Fundopem tax benefit received by Suspensys (which amounted R$ 11,763 in 2010 and R$ 13,013 in 2009), which was a VAT reduction received by Suspensys until October, 2010 (when the benefit expired).

The Company adjusted net income of each year to eliminate the impact of the tax incentive as detailed below:

	12/31/2011	12/31/2010	12/31/2009
Suspensys’ net income	99,566	93,218	64,345
(Less) Disproportional dividend to Randon related to tax incentive	—	(11,763)	(13,013)
Basis for equity method	99,566	81,455	51,332
Master ownership on Suspensys	53.177%	53.177%	53.177%
Equity in associate for the year	52,946	43,316	27,296

The summarized financial information on Suspensys Sistemas Automotivos is as follows:

	12/31/2011	12/31/2010	12/31/2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	132,773	177,575	112,087
Trade receivables	141,114	90,027	71,776
Inventories	72,272	53,292	53,217
Other current assets	10,170	6,078	12,388
Total current assets	356,329	326,972	249,468

NON-CURRENT ASSETS
Property, plant and equipment	134,610	124,714	121,405
Other non-current assets	17,062	8,265	4,049
Total non-current assets	151,672	132,979	125,454
Total assets	508,001	459,951	374,922

	12/31/2011	12/31/2010	12/31/2009
LIABILITIES
CURRENT LIABILITIES
Trade payables	52,139	35,654	48,915
Borrowings and financing	49,528	15,702	11,138
Dividends and interest on capital	10,321	37,022	4,174
Other current liabilities	32,888	26,042	18,355
Total current liabilities	144,876	114,420	82,582
NON-CURRENT LIABILITIES
Borrowings and financing	78,104	105,985	89,360
Deferred taxes	5,650	7,116	8,605
Other non-current liabilities	4,580	6,765	5,382
Total non-current liabilities	88,334	119,866	103,347
SHAREHOLDERS’ EQUITY	274,791	225,665	188,993
Total liabilities and shareholders’ equity	508,001	459,951	374,922

	2011	2010	2009
INCOME STATEMENT
Net operating revenue	1,168,437	1,011,273	643,835
Cost of sales	(957,958)	(839,460)	(539,112)

GROSS PROFIT	210,479	171,813	104,723
Operating expenses, net	(86,085)	(53,646)	(25,858)
Finance income, net	15,953	5,924	2,787
PROFIT BEFORE TAXES	140,347	124,091	81,652
Income tax and social contribution	(40,781)	(30,873)	(17,307)
NET PROFIT FOR THE YEAR	99,566	93,218	64,345

9.	PROPERTY, PLANT AND EQUIPMENT

	12/31/2011	12/31/2010	12/31/2009
Cost	168,301	159,274	152,191
Accumulated depreciation	(78,704)	(75,128)	(68,406)
	89,597	84,146	83,785

	Annual depreciation rate (%)	12/31/2011			12/31/2010	12/31/2009
		Cost	Accumulated depreciation	Net	Net	Net

Land	—%	4,400	—	4,400	4,400	4,400
Buildings	1.69%	28,015	(5,289)	22,726	21,640	19,959
Machinery, equip. and molds	7.28%	124,125	(69,076)	55,049	52,406	55,549
Furniture and fixtures	9.53%	6,162	(2,439)	3,723	3,035	1,562
Vehicles	8.46%	1,835	(1,219)	616	767	937
Computer equipment	19.75%	1,442	(681)	761	358	273
Advances to suppliers	—%	—	—	—	21	137
Property, plant and equipment in progress	—%	2,322	—	2,322	1,519	968
Total		168,301	(78,704)	89,597	84,146	83,785

a)	Movement in cost

	Balances at				Balances at
	1/1/2009	Additions	Disposals	Transfers	12/31/2009

Land	4,400	—	—	—	4,400
Buildings	16,026	456	—	7,910	24,392
Machinery, equip. and molds	110,121	2,966	(12)	2,407	115,482
Furniture and fixtures	3,084	283	—	13	3,380
Vehicles	2,190	44	—	—	2,234
Computer equipment	1,117	81	—	—	1,198
Advances to suppliers	614	73	—	(550)	137
Property, plant and equipment in progress	7,461	3,287	—	(9,780)	968
Total	145,013	7,190	(12)	—	152,191

	Balance at 01/01/2010	Additions	Disposals	Transfers	Balance at 12/31/2010

Land	4,400	—	—	—	4,400
Buildings	24,392	667	—	1,422	26,481
Machinery, equip. and molds	115,482	4,033	(1,370)	166	118,311
Furniture and fixtures	3,380	1,735	(41)	221	5,295
Vehicles	2,234	95	(185)	(231)	1,913
Computer equipment	1,198	182	(46)	—	1,334
Advances to suppliers	137	—	—	(116)	21
Property, plant and equipment in progress	968	2,013	—	(1,462)	1,519
Total	152,191	8,725	(1,642)	—	159,274

	Balance at 01/01/2011	Additions	Disposals	Transfers	Balance at 12/31/2011

Land	4,400	—	—	—	4,400
Buildings	26,481	1,015	—	519	28,015
Machinery, equip. and molds	118,311	9,461	(4,759)	1,112	124,125
Furniture and fixtures	5,295	1,206	(303)	(36)	6,162
Vehicles	1,913	32	(110)	—	1,835
Computer equipment	1,334	567	(459)	—	1,442
Advances to suppliers	21	—	—	(21)	—
Property, plant and equipment in progress (*)	1,519	2,377	—	(1,574)	2,322
Total	159,274	14,658	(5,631)	—	168,301
* The amount of R$ 2,322 recognized in property, plant and equipment in progress refers to a machine that after being installed will be lent to Endosul Pintura Automotiva Ltda. under a free-lease agreement.

b)	Movement in accumulated depreciation

	Balances at				Balances at
	1/1/2009	Additions	Disposals	Transfers	12/31/2009

Buildings	(4,164)	(269)	—	—	(4,433)
Machinery, equip. and molds	(52,737)	(7,205)	9	—	(59,933)
Furniture and fixtures	(1,544)	(274)	—	—	(1,818)
Vehicles	(1,158)	(139)	—	—	(1,297)
Computer equipment	(849)	(76)	—	—	(925)
Total	(60,452)	(7,963)	9	—	(68,406)

	Balance at 01/01/2010	Additions	Disposals	Transfers	Balance at 12/31/2010

Buildings	(4,433)	(408)	—	—	(4,841)
Machinery, equip. and molds	(59,933)	(7,324)	1,352	—	(65,905)
Furniture and fixtures	(1,818)	(371)	38	(109)	(2,260)
Vehicles	(1,297)	(118)	160	109	(1,146)
Computer equipment	(925)	(96)	45	—	(976)
Total	(68,406)	(8,317)	1,595	—	(75,128)

	Balance at 01/01/2011	Additions	Disposals	Transfers	Balance at 12/31/2011

Buildings	(4,841)	(451)	—	3	(5,289)
Machinery, equip. and molds	(65,905)	(7,737)	4,595	(29)	(69,076)
Furniture and fixtures	(2,260)	(481)	276	26	(2,439)
Vehicles	(1,146)	(96)	23	—	(1,219)
Computer equipment	(976)	(151)	446	—	(681)
Total	(75,128)	(8,916)	5,340	—	(78,704)

c)	Assets pledged as collateral

Machinery and equipment in the residual values of R$ 930 and R$ 1,360 (R$ 911 and R$ 1,048 in 2010) were pledged as collateral for the financing from the National Bank for Economic and Social Development (BNDES), by the Company and its associate Suspensys Sistemas Automotivos Ltda., respectively.

10.	INTANGIBLE ASSETS

	Annual amortization rate	Balance at 01/01/2009	Additions	Balance at 12/31/2009	Additions	Balance at 12/31/2010	Additions	Balance at 12/31/2011
Software:
Cost	20%	1,263	30	1,293	54	1,347	5	1,352
Accumulated amortization		(792)	(157)	(949)	(135)	(1,083)	(109)	(1,192)
		471	(127)	344	(81)	264	(104)	160
Intangible assets in progress		—	—	—	4,154	4,154	5,863	10,017
		471	(127)	344	4,073	4,418	5,759	10,177

Intangible assets refer to software licenses and other expenses on the implementation of the Company’s new integrated management system (ERP), which was rolled-out in January 2012.

11.	BORROWINGS AND FINANCING

The purpose of the financing was the installation of plants, development of quality processes, import financing, and financing of imported machines. The financing was obtained from several Financial Institutions by means of funds raised by these institutions with the National Bank for Economic and Social Development (BNDES).

Borrowings and financing are as follows:

Type:	Annual financial charges	Payment frequency	Final maturity	12/31/2011	12/31/2010	12/31/2009
Working capital / exports
Advance of forex contract (ACC)	US dollar plus 2.90%	Monthly	09/2012	3,752	—	—
Bank Credit Note – Exin	4.50% to 9%	Monthly	11/2013	78,519	60,580	32,595
Financing
BNDES financing	TJLP plus 2.5% to 5%	Monthly	04/2013	6,973	12,202	18,377
FINEP	4% plus the amount exceeding 6% of TJLP	Monthly	12/2011	—	1,919	4,413
FINAME	4% to 5.5% plus the amount exceeding 6% of TJLP	Monthly	01/2011	—	12	495
FINAME	UMBNES (foreign currencies) plus 4%	Monthly	10/2010	—	—	144
FININP	US dollar plus LIBOR + 1% to 4.4%	Quarterly	12/2013	1,239	1,928	2,881
BNDES financing	US dollar plus 2.5% p.a.	Monthly	04/2013	653	1,011	1,508
FUNDOPEM – ICMS (a)	IPCA plus 3%	Monthly	02/2021	14,408	5,392	1,688
Total				105,544	83,044	62,101

Current				43,040	8,600	10,793
Non-current				62,504	74,444	51,308

The maturities of the long-term portions of the financing are as follows:

Maturity	12/31/2011	12/31/2010	12/31/2009

2011	—	—	8,479
2012	—	38,844	38,910
2013	48,226	30,327	2,400
2014	310	283	225
2015	1,033	679	226
2016	1,907	—	1,068
2017	1,921	—	—
2018 and thereafter	9,107	4,311	—
Total	62,504	74,444	51,308

(a)	FUNDOPEM – ICMS

Refers to ICMS tax incentives granted to the Company through financing of 60% of the ICMS due every month. This incentive is calculated on a monthly basis and is contingent to the generation of direct and indirect jobs, investments made, and the fulfillment of contractual obligations with Banco do Estado do Rio Grande do Sul and Caixa Estadual S.A. – Agência de Fomento (State Development Bank).

The incentive amounts are subject to charges at the effective rates of 3.00% per year or 0.246627% per month, plus adjustment for inflation calculated based on the monthly fluctuation of the IPCA/IBGE (consumer price index) or another index defined by the Steering Committee of FUNDOPEM/RS.

The benefit period started in December 2006 and ends in May 2014, and disbursements for Company use totaled 1,479,042.54 FUNDOPEM-RS incentive units (equivalent to R$ 25,129 at December 31, 2011 and R$ 23,487 at December 31, 2010). Up to December 31, 2011, the Company utilized R$ 14,408. The benefit has a grace period of 51 months and settlement is scheduled in 90 months after the end of the grace period, ending February 2021.

12.	RELATED-PARTY TRANSACTIONS

The transactions and balances with related parties are as follows:

	Randon Group (*)			Meritor Group (**)			Total
Balance sheet	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Trade receivables	5,098	1,521	2,080	16,790	13,423	8,555	21,888	14,944	10,635
Dividends and interest on capital receivable	5,489	14,437	2,219	—	—	—	5,489	14,437	2,219
Amounts due from parent company	44	96	354	—	—	—	44	96	354
Other receivables	52	255	243	—	—	—	52	255	243
Trade payables	1,557	217	550	1,048	216	211	2,605	433	761
Dividends and interest on capital payable	6,043	11,230	2,515	5,807	10,791	2,415	11,850	22,021	4,930
Amounts due to related parties - current	150	151	—	—	—	—	150	151	—
Amounts due to related parties - non-current	1,054	1,205	1,043	—	—	—	1,054	1,205	1,043

Statement of income for the year	2,011	2,010	2,009	2,011	2,010	2,009	2,011	2,010	2,009
Sales of goods	111,393	92,312	55,613	153,669	118,183	38,865	265,062	210,495	94,478
Rental income	276	256	56	—	—	—	276	256	56
Purchases of products and services	48,205	29,231	18,541	4,227	3,708	3,889	52,432	32,939	22,430
Commission expenses	601	291	262	—	—	—	601	291	262
Administrative expenses	6,059	4,234	2,599	—	—	—	6,059	4,234	2,599

(*) Includes:
Randon S.A. Implementos e Participações (parent), Fras-Le S.A., Fras-Le Argentina S.A., Fras-Le Andina Comercio y Representacion Ltda., Jost Brasil Sistemas Automotivos Ltda., Randon Implementos para Transporte Ltda., Randon Argentina, Suspensys Sistemas Automotivos Ltda., Castertech Fundição e Tecnologia Ltda. and Banco Randon.

(**) Includes:
Meritor do Brasil Sistemas Automotivos Ltda., Meritor Automotive Inc., Meritor Heavy Vehicle Systems LLC., Meritor HVS Ltd, ArvinMeritor Qri,Meritor Inc., Meritor CVS, Meritor Frankfurt, and Sisamex Sistemas Automotrices.

Master is the co-guarantor of vendor financing contracts, limited to R$ 10,000 for transactions conducted between Company customers and Banco Randon. As at December 31, 2011, there is no balance regarding these transactions.

Trading transactions
Trading transactions carried out with related parties follow specific prices and terms established in the associate agreement between the parties.

Administrative expenses
Refer to administrative advisory services (corporate activities) provided by Randon to the Company.

Management compensation
Management compensation and profit sharing totaled R$ 1,102 in 2011 (R$ 1,116 in 2010 and R$ 834 in 2009).

Borrowings from officers and managers are recorded in ‘Other payables’, current, and total R$ 910 at December 31, 2011 (R$ 384 - current and R$ 256 - non-current at December 31, 2010 and R$ 362 – current and R$ 390 non-current at December 31, 2009). These balances are adjusted using financial market rates (“DI-extra” as released by the Brazilian Association of Financial and Capital Markets Entities, or Anbima). Related borrowing costs totaled R$ 119 in 2011, R$ 57 in 2010 and R$ 85 in 2009.

13.	RETIREMENT BENEFIT PLAN

The Company is the co-sponsor of the pension fund RANDONPREV, together with other Random companies, whose benefit plan is a defined contribution plan under the financial capitalization regime, with some supplementations of benefits for employees, not covered by the defined benefits. This minimum benefit is defined based on a percentage of the nominal salary per annum worked for the Company, credited in a lump sum at the beneficiary’s account with RANDONPREV. The latest valuation of the plan assets and of the present value of the benefit was performed at December 31, 2011, using the projected unit credit method and the determined balance of R$ 441 at December 31, 2011 (R$ 371 at December 31, 2010, R$ 249 at December 31, 2009), corresponding to the Company’s benefit, is recorded in assets.

14.	PROVISION FOR TAX, SOCIAL SECURITY AND LABOR RISKS

The position of the provision for contingent liabilities at December 31, 2011 is as follows:

Nature of contingent liability	Likelihood of loss
	Probable	Possible

Tax	—	15,293
Social security	425	1,536
Labor	265	140
Total	690	16,969

Changes in provision:

Nature of provision	Opening balance 12/31/2010	Increase in provision	Closing balance 12/31/2011

Labor	110	155	265
Social security	333	92	425
Total	443	247	690

The Company is also a party to administrative proceedings for which, based on the opinion of its legal counsel and in conformity with accounting practices adopted in Brazil, no provision for tax and social security risks was recognized since they were classified as possible or remote likelihood of loss. The main lawsuits are as follows:

Tax

a)
IPI presumed credit - Refers to notices issued by the Federal Revenue Office in the total amount of R$ 1,476, through which the tax authorities denied the Company’s request for refund of presumed credit and required the payment of the corresponding tax. The amount includes principal, fine and interest.

b)
Income tax, social contribution and withholding income tax - assessment notices issued by the Brazilian Federal Revenue Service totaling R$ 5,331 (as adjusted), collecting these taxes on regular payments made to Company agents abroad as agency commission of sales and services. The related proceedings are being handled at the administrative level.

c)
PIS and COFINS – voluntary appeal requesting the judgment of the Noncompliance Claim regarding the offset of PIS and COFINS credits since the merits of such Noncompliance Claim has not been judged by the courts. Adjusted amount: R$ 763.

d)
Administrative proceeding challenging an assessment notice collecting PIS-imports, COFINS-imports, Federal VAT (IPI), and import duties (II), plus fine for alleged noncompliance of Drawback Award Acts, totaling R$ 1,396.

e)
Disallowance of ICMS presumed credit on purchase of steel –refers to assessment notices issued by the Rio Grande do Sul State Department of Finance totaling R$ 6,328, through which this tax authority confirmed the award of the tax benefit in an amount higher than permitted by the law. The amount includes principal, fine and interest.

Social security

a)	Refers to INSS assessment notices totaling R$ 1,536 for the nonpayment of payroll taxes on the profit sharing bonuses paid to employee.

15.	FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial assets and liabilities were determined based on available market information and appropriate valuation techniques. However, considerable judgment was required in interpreting market data to produce the most adequate estimate of the fair value. As a consequence, the following estimates do not necessarily indicate the amounts that could be realized in a current exchange market. The use of different market methodologies may have a material effect on the estimated fair values.

These instruments are managed by means of operating strategies aimed at liquidity, profitability and security. The control policy consists in ongoing monitoring of contracted rates against market rates. The Company does not make speculative investments in derivatives or any other risk assets.

Balance breakdown

The carrying amounts and fair values of financial instruments (carried at amortized cost) included in the balance sheet are identified below:

	12/31/2011	12/31/2010	12/31/2009
	Carrying amount	Carrying amount	Carrying amount
Description
Cash and cash equivalents	108,055	105,273	58,080
Trade receivables	56,257	38,306	30,820
Trade payables	23,942	11,213	8,780
Borrowings and financing
In local currency	99,900	80,105	57,568
In foreign currency	5,644	2,939	4,533
Amounts due to related parties	1,204	1,356	1,043

Financial instruments that are recognized in the financial statements at their amortized cost are substantially similar to the amounts that would be obtained if they were traded in the market. However, as they do not have an active market, there can be variations if the Company decides to settle them in advance.

The cost of financial instruments approximates fair value, so the disclosure of levels 1, 2 and 3 are not applicable.

•Limitations

The fair values were estimated at the end of the reporting period, based on “relevant market information”. Any changes in assumptions may significantly affect the presented estimates.

•Financial risk management

The Company is exposed to the following risks associated to the utilization of its financial instruments:

i.	credit risk

ii.	foreign exchange rate risk

iii.	interest rate risk

iv.	price risk

v.	liquidity risk

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

The basis used is the cash flow in foreign currency projected monthly for the following twelve months, based on the Strategic Plan projections or on the current expectation of each group company. If considered necessary, the instruments used are conservative and previously approved by the same committee. For the years ended December 31, 2011, 2010 and 2009, the Company did not enter into any transactions involving derivative financial instruments.

a.	Credit risk

The Company's sales policies are contingent on the credit policies defined by Management and are intended to minimize possible problems arising from the default of its customers. This objective is achieved by Management by means of a strict selection of the customer portfolio, which considers the ability to pay (credit analysis). A customer’s creditworthiness is assessed based on an internal credit rating system. Outstanding trade receivables are frequently monitored. The need for an allowance for impairment losses is analyzed at the end of each reporting period on an individual basis, for the major customers. Additionally, receivables lower that the allowance are collective tested.

Sales concentration:
In the year ended December 31, 2011, four costumers individually accounted for more than 10% of sales, with shares of 27.9% (26.2% in 2010 and 29.0% in 2009), 12.6% (11.8% in 2010 and 9.9% in 2009), 12.0% (13.2% in 2010 and 13.2% in 2009) and 14.3% (15.3% in 2010 and 14.7% in 2009) of net revenue each, equivalent to R$ 146 million (R$ 113 million in 2010 and R$ 79 million in 2009) R$66 million (R$ 51 million in 2010 and R$ 27 million in 2009), R$ 63 million (R$ 57 million in 2010 and R$ 36 million in 2009) and R$ 75 million (R$ 66 million in 2010 and R$ 40 million in 2009). This last amount refers to a related party. Other Company sales in the domestic and foreign markets are diluted and there is no sales concentration in a percentage above 10% for any other customer.

b.	Foreign exchange rate risk

The Company’s results are exposed to significant fluctuations due to the effects of the exchange rate volatility on assets and liabilities denominated in foreign currencies, mainly the US dollar, which closed the year with a positive fluctuation of 12.58% (negative fluctuation of 4.31% in 2010 and 25.49% in 2009).

The Company is exposed to the currency risk (foreign exchange risk) on sales, purchases and borrowings that are denominated in a currency other than the Company’s functional currency, the Brazilian real.

The Company’s net exposure to foreign exchange rate risk is as follows:

	12/31/2011	12/31/2010	12/31/2009
A. Borrowings/financing	(5,644)	(2,939)	(4,533)
B. Trade payables	(1,344)	(461)	(1,148)
C. Trade receivables	8,873	4,727	7,389
D. Net exposure (A+B+C)	1,885	1,327	1,708

A 2% appreciation of the real against the US dollar at December 31, 2011 would have increased equity and profit by R$ 38 (R$ 27 in 2010 and R$ 34 in 2009). This analysis is based on the foreign currency exchange rate fluctuation that the Company considered as reasonably possible at the end of the reporting period. The analysis assumes that all other variables, especially interest rates, remain constant.

Any depreciation of the real against the US dollar at December 31, 2011 would have the opposite effect, assuming that all other variables would remain constant.

c.	Interest rate risk

The Company’s result is exposed to significant fluctuations due to borrowings and financing contracted at floating interest rates.

The Company does not have derivative financial instruments to manage its exposure to interest rates.

Pursuant to its financial policies, the Company has not entered into any transactions involving financial instruments for speculative purposes.

A 1% increase in annual interest rates would have increased the Company’s borrowings and financing balance by R$ 1,055 at December 31, 2011 (R$ 830 at December 31, 2010 and R$ 621 at December 31, 2009).

This analysis assumes that all other variables that could impact this carrying amount remain constant. Any decrease in the interest rates by the same percentage would have the opposite effect, assuming that all other variables would remain constant.

The interest rates on the Company’s borrowings and financing are disclosed in note 11 – Borrowings and Financing.

d.	Price risk

Arises from the possibility of fluctuations in the market prices of products sold or produced by the Company and of other inputs used in the production process. These price fluctuations may cause substantial changes in the Company’s revenues and costs. In order to mitigate these risks, the Company conducts an ongoing monitoring of local and foreign markets, seeking to anticipate price movements. The Company has not contracted any financial instruments to hedge against fluctuations in its raw materials’ prices.

e.	Liquidity risk

The table below details the remaining contractual maturity of the Company’s liabilities and the contractual amortization periods. The table was prepared using the undiscounted cash flows of the financial liabilities based on the nearest date on which the Company can be required to make the related payment. The table includes interest and principal cash flows. As the interest flows refer to floating rates, the undiscounted value was obtained based on the interest curves at the end of the reporting period. Contractual maturity is based on the first date the Company can be required to pay the related obligations.

Description	Up to 1 month	From 1 to 3 months	From 3 months to 1 year	From 1 to 5 years	Over 5 years	Total

Trade payables	21,484	2,397	61	—	—	23,942
Borrowings and financing	525	1,429	41,088	53,396	9,106	105,544
Interest to be incurred on borrowings and financing	50	1,073	3,077	3,313	729	8,242
Dividends and interest on capital	—	11,850	—	—	—	11,850
Total	22,059	16,749	44,226	56,709	9,835	149,578

16.	CAPITAL

Subscribed capital is represented by 160,000 quotas in the total amount o R$ 160,000 (R$ 105,000 in 2010 and 2009).

On August 1, 2011, Master’s shareholders and officers approved a capital increase with the capitalization of the earnings reserve amounting to R$ 55,000, with the issuance of 55,000,000 shares of R$ 1.00 each, the capital is distributed as follows among the shareholders:

Shareholder	R$	%

Randon S.A. Implementos e Participações	81,600	51
Arvinmeritor do Brasil Sistemas Automotivos Ltda.	78,400	49
Total	160,000	100

17.	DIVIDENDS AND INTEREST ON CAPITAL

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

The Annual and Extraordinary shareholders’ Meeting held on April 15, 2011 approved the dividend distribution proposal and interest on capital and dividends totaling R$ 45,144 were paid on May 30, 2011, as follows:

Interest on capital accrued at 12/31/2010 (gross of IRRF):	R$10,990
Minimum dividends prescribed by Company bylaws accrued at 12/31/2010:	R$12,677
Supplementary dividends:	R$21,477
Total paid on May 30, 2011	R$45,144

The shareholders’ meeting held on August 19, 2011 approved the early distribution of dividends, based on retained earnings through June 30, 2011, totaling R$ 27,088, paid on September 15, 2011.

Interest on Capital
The Company recorded for the year ended December 31, 2011 interest on capital of R$ 13,943 (R$ 10,990 for the year ended December 31, 2010 and R$ 10,358 in 2009), using as a basis the TJLP for the period January-December of each year, applied to equity, considering the higher of 50% of the profit for the year before income tax or 50% of the retained earnings.

As provided for by the tax law, the amount recognized as interest on capital was fully deducted in the calculation of income tax and social contribution, and the tax benefit from this deduction was R$ 4,741 (R$ 3,738 for the year ended December 31, 2010 and R$ 3,522 in 2009). For purposes of conformity of the presentation of the financial statements, such interest was treated as dividends and disclosed as a reduction of retained earnings in equity, and the tax benefit as a reduction of expenses on current income tax and social contribution.

The interest on capital amounts credited to shareholders are subject to 15% withholding income tax (IRRF) and the net amount payable to shareholders is disclosed in line item ‘Interest on capital payable’ and possible income tax not withheld is recognized in line item ‘Taxes payable’.

Additionally, the Company recognized finance income related to interest on capital receivable from subsidiary Suspensys Sistemas Automotivos Ltda., totaling R$ 6,457 (R$ 5,100 for the year ended December 31, 2010 and R$ 4,592 in 2009), which for purposes of disclosure and compliance with accounting principles, was reclassified from line item ‘Finance income’ to “Investments”, in non-current assets.

18.	NET OPERATING REVENUE

The reconciliation between the revenue recognized for tax purposes and the revenue presented in the income statement for the year is as follows:

	2011	2010	2009
Gross revenue for tax purposes	681,985	559,508	355,792
Taxes on sales	(150,560)	(123,614)	(80,025)
Sales returns	(2,136)	(984)	(872)
Discount to present value on installment sales	(5,259)	(3,744)	(2,342)
Net revenue recognized in the statement of income	524,030	431,166	272,553

19.	EXPENSES BY NATURE

As required by corporate law, the Company is required to present the statement of income by function. Therefore, the analysis of operating expenses by nature is as follows:

	2011	2010	2009
Raw materials and auxiliary materials	328,256	274,454	177,796
Depreciation and amortization	9,025	8,452	8,120
Personnel	69,693	43,968	28,990
Freight	12,364	9,583	4,941
Costs of outside services	16,912	11,307	7,702
Asset upkeep costs	10,775	8,419	3,848
Other expenses	16,965	22,217	15,886
Total	463,990	378,400	247,283

These expenses were classified as follows in the statement of income (presented by function):

	2011	2010	2009
Cost of sales and services	422,807	347,602	226,144
Selling expenses	18,706	14,520	9,206
General and administrative expenses	15,213	10,623	7,677
Other operating expenses, net	7,264	5,655	4,256
Total	463,990	378,400	247,283

20.	INCOME TAX AND SOCIAL CONTRIBUTION

Income tax and social contribution expense
The income tax (IRPJ) and social contribution (CSLL) expense for the years ended December 31 is reconciled at statutory rates, as follows:

	2011	2010	2009
	IRPJ/CSLL	IRPJ/CSLL	IRPJ/CSLL
Profit before income tax
and social contribution	124,214	102,073	59,001
Applicable rate	34%	34%	34%
Income tax and social contribution
at nominal rates	42,233	34,704	20,060
Effect of taxes on:
Interest on capital expense (*)	(4,741)	(3,737)	(3,521)
Interest on capital income (*)	2,195	1,734	1,561
Equity in associate	(18,002)	(14,727)	(9,281)
Other	(1,219)	(2,012)	(1,259)
	(21,767)	(18,742)	(12,500)

Income tax and social contribution
before deductions	20,466	15,962	7,560
Income tax deductions and other adjustments	(785)	(602)	(307)
Income tax and social contribution expense	19,681	15,360	7,253

Current income tax and social contribution	21,394	16,467	6,291
Deferred income tax and social contribution	(1,713)	(1,107)	962
* See note 17, Interest on Capital.

Analysis of deferred income tax and social contribution

	12/31/2011		12/31/2010		12/31/2009
Temporary differences	Temporary differences	Deferred taxes	Temporary differences	Deferred taxes	Temporary differences	Deferred taxes

Accrued profit sharing	4,913	1,670	3,887	1,322	2,781	946
Provision for warranty claims	866	294	146	49	146	49
Provision for tax and social security risks	690	235	443	151	—	—
Provision for collective bargaining	152	52	115	39	63	21
Provision for employee termination	126	43	282	96	220	75
Deferred asset recorded for tax purposes	285	97	609	207	609	207
Other temporary additions	1,736	590	414	141	171	58
Total assets		2,981		2,005		1,356

Incentive depreciation, Law 11774	(2,106)	(526)	(2,279)	(570)	(1,256)	(315)
Deemed cost of property, plant and equipment	(13,558)	(4,610)	(15,681)	(5,331)	(17,857)	(6,071)
Retirement benefit plan	(441)	(150)	(361)	(123)	(238)	(80)
Total liabilities		(5,286)		(6,024)		(6,466)
Deferred income tax and contribution – net		2,305		4,019		5,110

The Company offsets deferred tax assets and deferred tax liabilities because it related to income taxes levied by the same tax authority on the Company. The Company understands such presentation reflects better financial position as a standalone legal entity.

Movement in deferred income tax and social contribution:

Temporary differences	Balances at 1/1/2009	Recognized in income for the year	Recognized in other comprehensive income	Balances at 12/31/2009
Allowance for inventory losses	812	(812)	—	—
Accrued profit sharing	—	946	—	946
Derivative transactions	1,491	(1,491)	—	—
Provision for warranty claims	22	27	—	49
Provision for collective bargaining	15	6	—	21
Provision for employee termination	75	—	—	75
Deferred asset recorded for tax purposes	320	(113)	—	207
Other temporary additions	16	42	—	58
	2,751	(1,395)	—	1,356

Incentive depreciation Law 11774	—	(315)	—	(315)
Cost attributed to property, plant and equipment	(6,816)	745	—	(6,071)
Retirement benefit plan	—	3	(83)	(80)
	(6,816)	433	(83)	(6,466)
Total recognized in the year		(962)	(83)

Temporary differences	Balance at 01/01/2010	Recognized in profit for the year	Recognized in other comprehensive income	Balance at 12/31/2010

Accrued profit sharing	946	376	—	1,322
Provision for warranty claims	49	—	—	49
Provision for tax and social security risks	—	151	—	151
Provision for collective bargaining	21	18	—	39
Provision for employee termination	75	21	—	96
Deferred asset recorded for tax purposes	207	—	—	207
Other temporary additions	58	83	—	141
	1,356	649	—	2,005

Incentive depreciation, Law 11774	(315)	(255)	—	(570)
Deemed cost of property, plant and equipment	(6,071)	740	—	(5,331)
Retirement benefit plan	(80)	(27)	(16)	(123)
	(6,466)	458	(16)	(6,024)
Total recognized in the year		1,107	(16)

Temporary differences	Balance at 01/01/2011	Recognized in profit for the year	Recognized in other comprehensive income	Balance at 12/31/2011
Accrued profit sharing	1,322	348	—	1,670
Provision for warranty claims	49	245	—	294
Provision for tax and social security risks	151	84	—	235
Provision for collective bargaining	39	13	—	52
Provision for employee termination	96	(53)	—	43
Deferred asset recorded for tax purposes	207	(110)	—	97
Other temporary additions	141	449	—	590
	2,005	976	—	2,981

Incentive depreciation, Law 11774	(570)	44	—	(526)
Deemed cost of property, plant and equipment	(5,331)	721	—	(4,610)
Retirement benefit plan	(123)	(28)	1	(150)
	(6,024)	737	1	5,286
Total recognized in the year		1,713	1

21.	FINANCE INCOME (EXPENSES)

Finance income (expenses) for the years ended December 31 are as follows:

	2011	2010	2009
Finance income
Interest on short-term investments	11,670	7,211	4,374
Interest received and discounts obtained	238	409	168
Discount to present value of trade receivables	5,165	3,662	2,380
	17,073	11,282	6,922
Finance expenses
Interest on borrowings and financing	(4,691)	(3,572)	(3,320)
Bank expenses	(337)	(949)	(760)
Discount to present value of trade payables	(1,413)	(866)	(476)
	(6,441)	(5,387)	(4,556)
Foreign exchange differences
Exchange gains on items classified in liabilities	4,619	3,728	8,653
Exchange losses on items classified in assets	(4,023)	(3,632)	(4,584)
	596	96	4,069
Finance income (expenses), net	11,228	5,991	6,435

Suspensys Sistemas Automotivos Ltda.

Financial Statements
For the Years Ended
December 31, 2011, 2010 and 2009, and Independent Auditor’s Report

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders of
Suspensys Sistemas Automotivos Ltda.
Caxias do Sul, RS

We have audited the accompanying balance sheets of Suspensys Sistemas Automotivos Ltda. (the “Company”), a company incorporated in Brazil, as of December 31, 2011, 2010 and 2009 and the related statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with the International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB).

May 30, 2012

/s/ DELOITTE TOUCHE TOHMATSU
DELOITTE TOUCHE TOHMATSU
Auditores Independentes

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.
BALANCE SHEETS AS OF DECEMBER 31, 2011, 2010 AND 2009
(In thousands of Brazilian reais - R$)

ASSETS	Note	12/31/2011	12/31/2010	12/31/2009
CURRENT ASSETS
Cash and cash equivalents	4	132,773	177,575	112,087
Trade receivables	5	141,114	90,027	71,776
Recoverable taxes	6	7,797	4,310	11,252
Inventories	7	72,272	53,292	53,217
Amounts due from parent company	11	62	369	368
Other receivables		2,311	1,399	768
Total current assets		356,329	326,972	249,468
NON-CURRENT ASSETS
Amounts due from related parties	11	52	114	485
Recoverable taxes	6	1,606	1,046	2,302
Retirement benefit plan	21	761	657	435
Other receivables		83	56	58
Property, plant and equipment	8	134,610	124,714	121,405
Intangible assets	9	14,560	6,392	769
Total non-current assets		151,672	132,979	125,454
TOTAL ASSETS		508,001	459,951	374,922

LIABILITIES AND SHAREHOLDERS' EQUITY	Note	12/31/2011	12/31/2010	12/31/2009
CURRENT LIABILITIES
Trade payables	13	52,139	35,654	48,915
Borrowings and financing	10	49,528	15,702	11,138
Advances from customers		1,048	1,404	361
Taxes and contributions payable		5,096	6,622	3,183
Salaries payable		1,837	1,240	1,678
Accrued vacation and related charges		7,895	5,788	4,772
Dividends and interest on capital payable	11 / 16	10,321	37,022	4,174
Employee and management profit sharing		8,874	7,673	4,939
Amounts due to related parties (intragroup loans)	11 / 13	4,942	—	—
Other payables		3,196	3,315	3,422
Total current liabilities		144,876	114,420	82,582
NON-CURRENT LIABILITIES
Borrowings and financing	10	78,104	105,985	89,360
Provision for tax, social security and labor risks	12	782	150	141
Contributions payable		3,717	2,887	1,999
Deferred taxes	19	5,650	7,116	8,605
Other payables		81	3,728	3,242
Total non-current liabilities		88,334	119,866	103,347
SHAREHOLDERS' EQUITY
Capital	14	110,000	71,291	71,291
Capital reserve	15	—	36,354	24,591
Earnings reserve		149,329	100,709	75,046
Retained earnings		15,462	17,311	18,065
Total shareholders' equity		274,791	225,665	188,993
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		508,001	459,951	374,922
The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands of Brazilian reais - R$)

	Note	2011	2010	2009
NET OPERATING REVENUE	17	1,168,437	1,011,273	643,835
COST OF SALES AND SERVICES	18	(957,958)	(839,460)	(539,112)
GROSS PROFIT		210,479	171,813	104,723

OPERATING INCOME (EXPENSES)
Selling expenses	18	(50,215)	(34,721)	(20,944)
General and administrative expenses	18	(22,763)	(19,498)	(13,241)
Tax incentive - Fundopem	15	—	11,763	13,013
Other operating (expenses)/income, net	18	(13,107)	(11,190)	(4,686)
		(86,085)	(53,646)	(25,858)
OPERATING PROFIT BEFORE FINANCE INCOME (COSTS)		124,394	118,167	78,865

FINANCE INCOME (EXPENSES)
Finance income	20	30,027	19,144	10,880
Finance expenses	20	(14,713)	(12,835)	(7,805)
Foreign exchange gains/(loss)	20	639	(385)	(288)
		15,953	5,924	2,787
PROFIT BEFORE INCOME TAX AND SOCIAL CONTRIBUTION		140,347	124,091	81,652

INCOME TAX AND SOCIAL CONTRIBUTION
Current	19	(42,246)	(32,393)	(16,212)
Deferred	19	1,465	1,520	(1,095)
NET PROFIT FOR THE YEAR		99,566	93,218	64,345

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands of Brazilian reais - R$)

	2011	2010	2009
NET PROFIT FOR THE YEAR	99,566	93,218	64,345

OTHER COMPREHENSIVE INCOME (LOSS)
Actuarial gains (losses) on retirement benefit plan	(4)	92	426
Deferred income tax and social contribution on other comprehensive income	1	(31)	(145)
	(3)	61	281
COMPREHENSIVE INCOME FOR THE YEAR	99,563	93,279	64,626

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands of Brazilian reais - R$)

			Capital reserve
	Note	Capital	Tax incentives reserve	Earnings reserve	Retained earnings	Total
BALANCES AT JANUARY 1, 2009		71,291	11,578	62,737	18,782	164,388

Net profit for the year		—	—	—	64,345	64,345
Other comprehensive income		—	—	—	281	281
Total comprehensive income		—	—	—	64,626	64,626
Reversal of dividends proposed in 2008		—	—	2,289	—	2,289
Tax incentive - Fundopem	15	—	13,013	—	(13,013)	—
Interest on capital	16	—	—	—	(8,635)	(8,635)
Dividends on earnings reserve	16	—	—	(10,300)	—	(10,300)
Disproportionate dividends for Randon	16	—	—	(2,183)	(7,657)	(9,840)
Dividends paid on profit for the year	16	—	—	—	(13,535)	(13,535)
Earnings reserve		—	—	22,503	(22,503)	—
BALANCES AT DECEMBER 31, 2009		71,291	24,591	75,046	18,065	188,993

Net profit for the year		—	—	—	93,218	93,218
Other comprehensive income		—	—	—	61	61
Total comprehensive income		—	—	—	93,279	93,279
Tax incentive - Fundopem	15	—	11,763	—	(11,763)	—
Interest on capital	16	—	—	—	(9,591)	(9,591)
Dividends on earnings reserve	16	—	—	(9,396)	—	(9,396)
Disproportionate dividends for Randon	16	—	—	(8,750)	(9,874)	(18,624)
Dividends paid on profit for the year	16	—	—	—	(18,996)	(18,996)
Earnings reserve		—	—	43,809	(43,809)	—
BALANCES AT DECEMBER 31, 2010		71,291	36,354	100,709	17,311	225,665

Net profit for the year		—	—	—	99,566	99,566
Other comprehensive income		—	—	—	(3)	(3)
Total comprehensive income		—	—	—	99,563	99,563
Capital increase	14/15	38,709	(36,354)	(2,355)	—	—
Dividends on earnings reserve	16	—	—	(13,214)	—	(13,214)
Dividends paid on profit for the year	16	—	—	—	(25,080)	(25,080)
Interest on capital	16	—	—	—	(12,143)	(12,143)
Earnings reserve		—	—	64,189	(64,189)	—
BALANCES AT DECEMBER 31, 2011		110,000	—	149,329	15,462	274,791

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands of Brazilian reais - R$)

	Note	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Profit before income tax and social contribution		140,347	124,091	81,652
Adjustments to reconcile profit before income tax and social contribution to cash generated by operating activities:
Depreciation of property, plant and equipment	8	15,703	15,055	13,381
Amortization of intangible assets	9	310	294	284
Gain from sale of property, plant and equipment items		146	27	8
Provisions		(1,268)	927	(358)
Exchanges differences on borrowings and financing		1,728	(139)	(1,755)
Interest and charges allocated to borrowings and financing		6,782	7,239	4,653
Changes in assets and liabilities
Increase in trade receivables		(51,806)	(18,251)	(4,803)
Increase in inventories		(16,526)	(75)	(976)
(Increase)/decrease in other receivables		(4,641)	7,438	5,602
Increase in trade payables		16,485	(13,261)	27,527
Increase in other payables		21	4,243	2,573
Income tax and social contribution paid		(39,951)	(29,935)	(11,408)
Interest paid on financing		(7,278)	(6,830)	(4,752)
Net cash generated by operating activities		60,052	90,823	111,628

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	8	(25,744)	(18,391)	(16,502)
Purchase of intangible assets	9	(8,478)	(5,917)	(53)
Investments		(29)	—	—
Net cash used in investing activities		(34,251)	(24,308)	(16,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of dividends	16	(67,165)	(18,144)	(52,877)
Payment of interest on capital	16	(8,152)	(4,173)	(8,421)
Repayment of financing		(13,928)	(10,214)	(24,443)
Borrowings from third-parties		18,642	31,133	69,000
Borrowings from related parties		—	371	394
Net cash used in financing activities		(70,603)	(1,027)	(16,347)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS		(44,802)	65,488	78,726
Cash and cash equivalents at the beginning of the year	4	177,575	112,087	33,361
Cash and cash equivalents at the end of the year	4	132,773	177,575	112,087

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(Amounts in thousands of Brazilian reais - R$, unless otherwise stated)

1.	OPERATIONS

Suspensys Sistemas Automotivos Ltda. (the “Company”) is a limited liability company established in Brazil with its head office and principal place of business at Avenida Abramo Randon, 1262, Caxias do Sul, RS, and is a jointly controlled entity of Randon S.A. Implementos e Participações (“Randon”) and Meritor Inc. (“Meritor”). The Company started its operations on October 1, 2002 and is primarily engaged in the manufacture and sale of air and mechanical suspension systems for trucks, buses and trailers, trailer axles, third axles, hubs and drums for trucks, buses and trailers, and the provision of technical assistance services for its products.

2.	PRESENTATION OF FINANCIAL STATEMENTS

The Company’s Financial Statements for the years ended on December 31, 2011, 2010 and 2009 have been prepared in accordance with the International Financial Reporting Standards (IFRS) issued by International Accounting Standards Board (IASB).

The Company adopted all rules, revision of rules, and interpretations issued by IASB and that are applicable for the year ended on December 31, 2011.

The summary of the principal accounting policies adopted by the Company is detailed in note 3.

The financial statements were approved by the Company’s Board of Directors and authorized for issuance on May 28, 2012.

3.	SIGNIFICANT ACCOUNTING POLICIES

3.1	Basis of preparation

The financial statements have been prepared on the historical cost basis. Historical cost is generally based on the fair value of the consideration given in exchange for assets.

3.2	Functional and presentation currency

The financial statements are presented in thousands of reais, which is the Company’s functional currency. All financial information presented in thousands of reais was rounded to the closest number.

3.3	Critical accounting judgments and key estimates and assumptions

In the application of accounting policies, Management is required to make judgments, estimates and assumptions about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered to be relevant. Significant assets and liabilities subject to these estimates and assumptions include the residual value and useful lives of property, plant and equipment, the allowance for doubtful debts, impairment of inventories, the realization of deferred taxes, and the provision for labor and social security risks. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised if the revision affects only that period or also subsequent periods. Actual results may differ from these estimates due to uncertainties inherent in such estimates.

3.4	Revenue recognition

Revenue is recognized on an accrual basis.

Revenue is measured at the fair value of the consideration received or receivable. Revenue is reduced for estimated customer returns, rebates and other similar allowances.

Revenue from the sale of goods is recognized when all the following conditions are satisfied:

•	the Company has transferred to the buyer the significant risks and rewards of ownership of the goods;

•	the Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;

•	the amount of revenue can be measured reliably;

•	it is probable that the economic benefits associated with the transaction will flow to the Company; and

•	the costs incurred or to be incurred in respect of the transaction can be measured reliably.

Specifically, revenue from the sale of goods is recognized when goods are delivered and legal title is passed.

3.5	Foreign currencies

In preparing the Company’s financial statements, transactions in currencies other than the Company’s functional currency are recognized at the rates of exchange prevailing at the dates of the transactions. At the end of each reporting period, monetary items denominated in foreign currencies are retranslated at the rates prevailing at that date.

Exchange differences on monetary items are recognized in profit or loss in the period in which they arise.

3.6	Current and non-current assets

•	Cash and cash equivalents

Include cash on hand and in banks and short-term investments redeemable in up to 90 days from the investment date. Short-term investments are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in value. These investments are carried at cost plus yield accrued through the end of the reporting period, which approximates their fair values.

•	Trade receivables

Trade receivables are recognized at the billed amount, including the related taxes and reduced to their present value at the end of the reporting period, when applicable.

Allowances for doubtful debts are recognized based on estimated irrecoverable amounts determined by reference to the Company’s past default experience and an analysis of the debtor’s current financial position.

•	Inventories

Inventories are stated at the lower of cost and net realizable value. Costs of inventories are determined under the weighted average cost method. Net realizable value represents the estimated selling price for inventories less all estimated costs of completion and costs necessary to make the sale.

The allowances for slow-moving or obsolete inventories are recognized when considered necessary by Management.

•	Property, plant and equipment

Carried at cost of acquisition, formation or construction, less accumulated depreciation and accumulated impairment losses.

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

Land is not depreciated. For the other classes of property, plant and equipment, depreciation is calculated using the straight-line method at the rates mentioned in note 8, which take into consideration the estimated useful lives of assets. The estimated useful life and depreciation method are reviewed at the end of each reporting period, with the effect of any changes in estimate accounted for on a prospective basis.

An item of property, plant and equipment is derecognized upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on the disposal or retirement of an item of a property and equipment item is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in profit or loss.

•	Intangible assets

Intangible assets with finite useful lives that are acquired separately are carried at cost, less accumulated amortization and accumulated impairment losses. Amortization is recognized on a straight-line basis over their estimated useful lives. The estimated useful life and amortization method are reviewed at the end of each reporting period, with the effect of any changes in estimate being accounted for on a prospective basis.

An intangible asset is derecognized on disposal or when no future economic benefits are expected from use. Gain or loss arising from derecognition of an intangible asset, measured as the difference between the net disposal proceeds and the carrying amount of the asset, is recognized in profit or loss when the asset is derecognized.

3.7	Impairment of tangible and intangible assets

At the end of each reporting period (or earlier when the need is identified), the Company reviews the carrying amount of its tangible and intangible assets to determine where there is any indication that those assets have suffered an impairment loss. If any such indication exists, the recoverable amount of the asset is estimated in order to determine the extent of the impairment loss, if any.

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

When an impairment loss subsequently reverses, the carrying amount of the asset is increased to the revised estimate of its recoverable amount, as long as the increased carrying amount does not exceed the carrying amount that would have been determined had no impairment loss been recognized for the asset in prior years/periods. A reversal of an impairment loss is recognized immediately in profit or loss.

3.8	Discount to present value

Monetary assets and liabilities are discounted to present value when the effect is considered material in relation to the financial statements taken as a whole. The discount to present value is calculated based on an interest rate that reflects the timing and risk of each transaction.

Trade receivables are discounted to present value with a corresponding entry in sales revenue in the statement of income, and the difference between the present value of a transaction and the face value of the billing is considered as financial income and will be recognized based on the amortized cost and the effective long-term rate of the transaction.

The discount to present value of purchases is recorded in “trade payables” and “inventories”, and its realization has a corresponding entry in line item “financial expenses” over the term of their suppliers.

3.9 Borrowing costs

Borrowing costs directly attributable to the acquisition, construction or production of qualifying assets, which are assets that necessarily take a substantial period of time to get ready for their intended use or sale, are added to the cost of those assets.

Income on investments earned on the short-term investment of funds of specific borrowings not yet spent on the qualifying assets is deducted from the borrowing costs eligible for capitalization.

All other borrowing costs are recognized in profit or loss in the year in which they are incurred.

3.10 Retirement Benefit Plan

The Company is the sponsor of a defined contribution plan with minimum guaranteed benefits and the cost of providing benefits is determined using the Projected Unit Credit Method, with actuarial valuations being carried out at the end of each reporting period. Actuarial gains and losses are immediately recognized in equity (in line item ‘Retained earnings’) according to the available option in paragraph 93A of IAS 19 - Employee Benefits.

3.11 Financial instruments

Classification and measurement
The classification depends on the purpose for which the financial assets and liabilities were acquired or contracted. The Company’s management classifies its financial assets and liabilities at the time of initial contracting.

Loans and receivables measured at amortized cost
Loans and receivables are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Loans and receivables (including trade receivables and cash and cash equivalents) are measured at amortized cost using the effective interest method, less any impairment.

Financial liabilities measured at amortized cost
Borrowings are initially recognized, upon receipt of funds, net of transaction costs. They are subsequently measured at amortized cost. The effective interest method is a method of calculating the amortized cost of a debt instrument and of allocating interest expense over the relevant period. The effective interest rate is the rate that exactly discounts estimated future cash payments (including all fees and points paid or received that form an integral part of the effective interest rate, transaction costs and other premiums or discounts) through the expected life of the debt instrument.

3.12 Provisions

A provision is recognized when the Company has a present obligation (legal or constructive) as a result of a past event, it is probable that the Company will be required to settle the obligation, and a reliable estimate can be made of the amount of the obligation. The amount recognized as a provision is the best estimate of the consideration required to settle the present obligation at the end of the reporting period, taking into account the risks and uncertainties surrounding the obligation.

Provisions for the expected cost of warranty obligations are recognized at the date of sale of the relevant products, at Management's best estimate of the expenditure required to settle the Company's obligation.

3.13 Tax incentive (FUNDOPEM)

Subsidized loans, directly or indirectly provided by the Government, obtained at interest rates lower than market, are treated as government grants, measured at the difference between the amounts raised and the fair value of the borrowing calculated using market interest rates.

3.14 Income tax and social contribution

Current taxes
The provision for income tax and social contribution is based on the taxable profit for the year. Taxable profit differs from profit as reported in the statement of income because of items of income or expense that are taxable or deductible in other years and items that are never taxable or deductible. The provision for income tax and social contribution is calculated based on rates prevailing at the end of the reporting period (15% plus a 10% surtax on taxable profit exceeding R$20 per month for Income Tax and 9% on taxable profit for Social Contribution on Net Profit).

Deferred taxes
Deferred taxes are recognized on temporary differences at the end of each annual reporting period between the carrying amounts of assets and liabilities in the financial statements and the corresponding tax bases used in the computation of taxable profit. Deferred tax liabilities are recognized for all taxable temporary differences and deferred tax assets are recognized for all deductible temporary differences to the extent that it is probable that taxable profits will be available against which those deductible temporary differences can be utilized.

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

Current and deferred taxes for the period
Current and deferred taxes are recognized in profit or loss, except when they relate to items that are recognized in other comprehensive income or directly in equity, in which case, current and deferred taxes are also recognized in other comprehensive income or directly in equity, respectively

3.15 Standards, interpretations and amendments to existing standards effective at December 31, 2011 which did not have a material impact on the Company’s financial statements.

Standard	Main requirements	Effective date
Improvements to IFRSs - 2010	Amendments to several standards.	Effective for annual periods beginning on or after January 1, 2011
Amendments to IFRS 1	Limited Exemption from Comparative IFRS 7 Disclosures for First-time Adopters	Effective for annual periods beginning on or after July 1, 2010
Amendments to IAS 24	Related-party disclosures	Effective for annual periods beginning on or after January 1, 2011
Amendments to IFRIC 14	Prepayments of a minimum funding requirement	Effective for annual periods beginning on or after January 1, 2011
Amendments to IAS 32	Classification of rights issues	Effective for annual periods beginning on or after February 1, 2010
IFRIC 19	Extinguishing financial liabilities with equity instruments	Effective for annual periods beginning on or after July 1, 2010

3.16 Standards, interpretations and amendments to existing standards not yet effective and which were not early adopted by the Company

The following standards and amendments to existing standards have been issued by the IASB, and are mandatory for annual periods beginning on or after July 1, 2011. The Company is currently evaluating the impact, if any, of the new requirements on its consolidated financial statements resulting from these standards:

Standard	Main requirements	Effective date
IFRS 9 (as amended in 2010)	Financial instruments	Effective for annual periods beginning on or after January 1, 2015
Amendments to IFRS 1	Removal of fixed dates for first-time adopters	Effective for annual periods beginning on or after July 1, 2011
Amendments to IFRS 7	Disclosures - transfers of financial assets	Effective for annual periods beginning on or after July 1, 2011

Amendments to IAS 12	Deferred taxes - recovery of the underlying assets when an asset is measured using the fair value model in IAS 40	Effective for annual periods beginning on or after January 1, 2012
IAS 28 (revised in 2011) Investments in Associates and Joint Ventures	Revision of IAS 28 to include the amendments introduced by IFRSs 10, 11 and 12.	Effective for annual periods beginning on or after January 1, 2013
IAS 27 (revised in 2011) Separate Financial Statements	IAS 27 requirements related to consolidated financial statements are replaced by IFRS 10.The requirements for separate financial statements are maintained.	Effective for annual periods beginning on or after January 1, 2013
IFRS 10 Consolidated Financial Statements
Replaces the IAS 27 requirements applicable to consolidated financial statements and SIC 12.IFRS 10 provides a single consolidation model that identifies control as the basis for consolidation for all types of entities.
Effective for annual periods beginning on or after January 1, 2013
IFRS 11 Joint Arrangements
Eliminates the proportionate consolidation model for jointly controlled entities and maintains equity method model only. It also eliminates the concept of ‘jointly controlled assets’ and maintains only ‘jointly controlled operations’ and ‘jointly controlled entities’.
Effective for annual periods beginning on or after January 1, 2013
IFRS 12 Disclosure of Interests in Other Entities	Expands the current disclosure requirements in respect of entities, whether or not consolidated, where the entities have influence.	Effective for annual periods beginning on or after January 1, 2013
IFRS 13 Fair Value Measurement
Replaces and consolidates in a single standard all the guidance and requirements in respect of fair value measurement contained in other IFRSs. IFRS 13 defines fair value and provides guidance on how to measure fair value and requirements for disclosure relating to fair value measurement. However, it does not introduce any new requirement or amendment with respect to items to be measured at fair value, which remain as originally issued.
Effective for annual periods beginning on or after January 1, 2013
Amendments to IAS 19 Employee Benefits
Eliminates the corridor approach and requires recognition of actuarial gains and losses as other comprehensive income for pension plans and other long-term benefits in profit or loss, when earned or incurred, among other changes.
Effective for annual periods beginning on or after January 1, 2013
Amendments to IFRS 7	Introduces the requirement that information regarding offset financial assets be disclosed.	Effective for annual periods beginning on or after January 1, 2013
Amendments to IAS 32	Clarifies aspects and requirements regarding the offset of financial assets.	Effective for annual periods beginning on or after January 1, 2014
Amendments to IAS 1 Presentation of Financial Statements	Introduces the requirement that all items recognized in other comprehensive income be separated into and totaled as items that are and items that are not subsequently reclassified to profit or loss.	Effective for annual periods beginning on or after July 1, 2012
IFRIC 20 Stripping Costs in the Production Phase of a Surface Mine
Clarifies the requirements to account for costs associated to the removal of surface mining waste, including when such stripping costs shall be recognized as an asset, how the asset is initially recognized, and subsequent measurements.
Effective for annual periods beginning on or after January 1, 2013

4.	CASH AND CASH EQUIVALENTS
Short-term investments refer to bank certificates of deposit (CDBs), linked to the variation of interbank certificates of deposit rate (CDI). The yield on these short-term investments is as follows:

	12/31/2011	12/31/2010	12/31/2009

Cash and banks	2,135	1,814	14,205
Short-term investments:
CDB - 75.00% of CDI	19,534	—	—
CDB - 99.50% of CDI	—	5,739	8,528
CDB - 100.00% of CDI	64,456	126,971	51,151
CDB - 100.50% of CDI	23,097	15,122	10,448
CDB - 100.55% of CDI	8,617	12,992	27,755
CDB - 100.80% of CDI	1,078	—	—
CDB - 101.00% of CDI	5,810	3,146	—
CDB - 101.80% of CDI	1,030	—	—
CDB - 102.50% of CDI	7,016	6,270	—
CDB - 104.00% of CDI	—	5,521	—
	130,638	175,761	97,882
Total	132,773	177,575	112,087

5.	TRADE RECEIVABLES

Trade receivables are as follows:

	12/31/2011	12/31/2010	12/31/2009
Trade receivables from third parties –– domestic	121,179	75,609	64,674
Trade receivables from third parties –– foreign	1,497	291	651
Trade receivables from related parties –– domestic	15,025	11,335	3,226
Trade receivables from related parties –– foreign	4,533	3,194	3,434
	142,234	90,429	71,985
Discount to present value	(582)	(250)	(209)
Allowance for doubtful debts	(538)	(152)	—
Total	141,114	90,027	71,776

Trade receivables include amounts that are past due at the end of the reporting period for which the Company has not recognized an allowance for doubtful debts because there has not been a significant change in credit quality and the amounts are still considered recoverable, through negotiation with customers. The aging of past-due trade receivables is as follows:

	12/31/2011	12/31/2010	12/31/2009
1 to 30 days	28,991	12,282	7,497
31 to 60 days	3,990	2,016	636
61 to 90 days	1,960	844	1,892
91 to 180 days	3,663	1,837	54
Over 180 days	2,725	33	2
Past-due amounts	41,329	17,012	10,081
Current amounts	100,905	73,417	61,904
Discount to present value	(582)	(250)	(209)
Allowance for doubtful debts	(538)	(152)	—
Total	141,114	90,027	71,776

Movement in the allowance for doubtful debts in the year was as follows:

	2011	2010	2009
Opening balance	(152)	—	—
Allowance increase	(386)	(152)	—
Closing balance	(538)	(152)	—

Movement in the discount to present value of trade receivables in the year was as follows:

	2011	2010	2009
Opening balance	(250)	(209)	(288)
Increase	(332)	(41)	79
Closing balance	(582)	(250)	(209)

To determine whether or not trade receivables are recoverable, the Company takes into consideration any change in the customer’s creditworthiness from the date the credit was originally granted to the end of the reporting period. The credit risk concentration is limited because the customer base is comprehensive and there is no relationship between customers. The Company does not hold any collateral or other credit enhancement over these receivables.

6.	RECOVERABLE TAXES

Recoverable taxes are as follows:

	12/31/2011	12/31/2010	12/31/2009
Federal VAT (IPI)	4,402	1,217	1,526
State VAT (ICMS)	2,293	2,266	7,003
Corporate income tax (IRPJ and social contribution on net profit (CSLL)	—	—	188
ICMS on purchases of property, plant and equipment	2,374	1,319	2,905
PIS on purchases of property, plant and equipment	60	99	340
COFINS on purchases of property, plant and equipment	274	455	1,592
Total	9,403	5,356	13,554

Current	7,797	4,310	11,252
Non-current	1,606	1,046	2,302

Recoverable taxes in non-current assets comprise ICMS, PIS and COFINS on purchases of property, plant and equipment for which the realization occurs pursuant to current relevant legislation. Of the ICMS balance, at December 31, 2010 R$ 950 and R$ 5,423 at December 31, 2009 refers to the purchase of ICMS credit balance from Randon S.A. Implementos e Participações and will be offset pursuant to the schedule prepared by the Rio Grande do Sul State Finance Department. There are no balances at December 31, 2011.

7.	INVENTORIES

Inventories comprise:

	12/31/2011	12/31/2010	12/31/2009

Finished products	6,095	2,608	4,216
Work in process	17,605	21,364	18,612
Raw materials	35,113	27,715	30,740
Advances to suppliers	129	70	31
Allowance for inventory losses (a)	(152)	(2,606)	(384)
Imports in transit	13,482	4,141	2
Total	72,272	53,292	53,217

(a)	The amount of the allowance for inventory losses refers to probable losses arising on the adjustment of inventories to their realizable amounts. Movement in this allowance were as follows:

	2011	2010	2009

Opening balance	(2,606)	(384)	(296)
Increase	—	(2,222)	(88)
Write-down of inventory	2,454	—	—
Closing balance	(152)	(2,606)	(384)

The cost of inventories recognized as expenses during the year related to continuing operations was R$ 957,958 (R$ 839,460 for the year ended December 31, 2010 and R$ 539,112 for the year ended December 31, 2009).

Management expects that these inventories will be recovered in a period shorter than twelve (12) months.

8.	PROPERTY, PLANT AND EQUIPMENT

	12/31/2011	12/31/2010	12/31/2009
Cost	250,863	226,117	207,805
Accumulated depreciation	(116,253)	(101,403)	(86,400)
	134,610	124,714	121,405

	Annual depreciation rate (%)	2011			2010	2009
		Cost	Accumulated depreciation	Net	Net	Net

Land		8,071	—	8,071	8,071	8,071
Buildings	1.44%	40,095	(6,282)	33,813	33,953	32,836
Machinery and equipment	9.9%	180,594	(100,119)	80,475	74,487	71,385
Molds and dies	14.13%	15,484	(7,253)	8,231	5,934	6,077
Furniture and fixtures	9.03%	1,667	(760)	907	765	794
Vehicles	9.29%	1,308	(396)	912	210	183
Computer equipment	24.8%	2,301	(1,443)	858	505	401
Advances to suppliers		577	—	577	—	97
Property, plant and equipment in progress		766	—	766	789	1,561
Total		250,863	(116,253)	134,610	124,714	121,405

a)	Movement in cost

	Balance at 01/01/2009	Additions	Disposals	Transfers	Balances at 12/31/2009

Land	8,071	—	—	—	8,071
Buildings	23,323	1,415	—	12,490	37,228
Machinery and equipment	131,802	6,719	(439)	9,199	147,281
Molds and dies	7,934	2,304	—	—	10,238
Furniture and fixtures	1,218	121	—	—	1,339
Vehicles	550	20	—	—	570
Computer equipment	1,336	84	—	—	1,420
Advances to suppliers	1,909	5	—	(1,817)	97
Property, plant and equipment in progress	15,599	5,834	—	(19,872)	1,561
Total	191,742	16,502	(439)	—	207,805

	Balance at 01/01/2010	Additions	Disposals	Transfers	Balances at 12/31/2010

Land	8,071	—	—	—	8,071
Buildings	37,228	807	—	1,225	39,260
Machinery and equipment	147,281	11,340	—	3,966	162,587
Molds and dies	10,238	1,240	(37)	150	11,591
Furniture and fixtures	1,339	61	—	14	1,414
Vehicles	570	107	(36)	—	641
Computer equipment	1,420	301	(6)	49	1,764
Advances to suppliers	97	384	—	(32)	449
Property, plant and equipment in progress	1,561	4,151	—	(5,372)	340
Total	207,805	18,391	(79)	—	226,117

	Balance at 01/01/2011	Additions	Disposals	Transfers	Balance at 12/31/2011
Land	8,071	—	—	—	8,071
Buildings	39,260	835	—	—	40,095
Machinery and equipment	162,587	16,868	(588)	1,727	180,594
Molds and dies	11,591	4,020	(127)	—	15,484
Furniture and fixtures	1,414	254	—	(1)	1,667
Vehicles	641	526	(183)	324	1,308
Computer equipment	1,764	638	(100)	(1)	2,301
Advances to suppliers	449	1,585	—	(1,457)	577
Property, plant and equipment in progress	340	1,018	—	(592)	766
Total	226,117	25,744	(998)	—	250,863

b)	Movement in accumulated depreciation

	Balances at 1/01/2009	Additions	Disposals	Balances at 12/31/2009
Buildings	(3,831)	(561)	—	(4,392)
Machinery and equipment	(65,263)	(11,064)	431	(75,896)
Molds and dies	(2,801)	(1,360)	—	(4,161)
Furniture and fixtures	(442)	(103)	—	(545)
Vehicles	(319)	(68)	—	(387)
Computer equipment	(794)	(225)	—	(1,019)
Total	(73,450)	(13,381)	431	(86,400)

	Balances at 1/01/2010	Additions	Disposals	Balances at 12/31/2010
Buildings	(4,392)	(915)	—	(5,307)
Machinery and equipment	(75,896)	(12,204)	—	(88,100)
Molds and dies	(4,161)	(1,497)	1	(5,657)
Furniture and fixtures	(545)	(104)	—	(649)
Vehicles	(387)	(78)	34	(431)
Computer equipment	(1,019)	(257)	17	(1,259)
Total	(86,400)	(15,055)	52	(101,403)

	Balance at 1/01/2011	Additions	Disposals	Balance at 12/31/2011
Buildings	(5,307)	(975)	—	(6,282)
Machinery and equipment	(88,100)	(12,586)	567	(100,119)
Molds and dies	(5,657)	(1,632)	36	(7,253)
Furniture and fixtures	(649)	(111)	—	(760)
Vehicles	(431)	(120)	155	(396)
Computer equipment	(1,259)	(279)	95	(1,443)
Total	(101,403)	(15,703)	853	(116,253)

9.	INTANGIBLE ASSETS

	Annual amortization rate	Balance at 01/01/2009	Additions		Balance at 12/31/2009	Additions	Balance at 12/31/2010	Additions	Balance at 12/31/2011
Software:
Costs	15.4%	2,392	53		2,445	102	2,547	180	2,727
Accumulated amortization		(1,392)	(284)		(1,676)	(294)	(1,970)	(310)	(2,280)
		1,000	(231)		769	(192)	577	(130)	447
Intangible assets in progress		—	—	—	—	5,815	5,815	8,298	14,113
		1,000	(231)		769	5,623	6,392	8,168	14,560

Intangible assets refer to software licenses and other expenses on the implementation of the Company’s new integrated management system (ERP), which was rolled-out in January 2012.

10.	BORROWINGS AND FINANCING

Financing obtained was used to fund the construction of the Company’s manufacturing facilities, develop quality processes, finance exports and imports, and finance machinery imports. Financing was obtained from several financial institutions by means of funds raised by these institutions with the National Bank for Economic and Social Development (BNDES).

Type:	Financial charges	Grace period	Payment frequency	Final maturity	12/31/2011	12/31/2010	12/31/2009
Financing
BNDES – subloan A/C	U.S. dollar (forex)+ 2.5% p.a.		Monthly	April/13	396	616	920
BNDES – subloan A/B	URTJLP + 4,5% p.a.		Monthly	—	—	—	7,724
BNDES – subloan B	URTJLP + 3% p.a.		Monthly	April/13	4,003	7,005	10,007
BNDES – subloan C	UMBND + 4,5% p.a.		Monthly	—	—	—	509
BNDES – subloan D	URTJLP + 2.5% p.a.		Monthly	April/13	243	425	607
BNDES – USD subloan	U.S. dollar (forex)+ 1.95% p.a.		Monthly	July/17	4,206	4,396	—
BNDES – BCDEF subloan	URTJLP + 4.5% p.a.		Monthly	July/17	36,037	43,501	30,801
BRADESCO – FINEP	TJLP + 0.50 p.a.		Monthly	Sept./14	6,890	9,453	12,018
BRADESCO – FINEP	5% p.a.		Monthly	Dec/18	11,607	3,859	—
BRADESCO – EXIM	TJLP + 5% p.a.	36 months	Bullet payment	Aug./12	33,313	33,260	33,208
BANCO DO BRASIL – EXIM	Spread 3% + 4.5% p.a.	36 months	Bullet payment	June/13	9,399	9,384	—
FUNDOPEM – ICMS	IPCA +3% p.a.	54 months (a)	Monthly (a)	Aug./23	21,538	9,237	3,367

Financing of imported machinery
FININP - Banco Bradesco	U.S. dollar (forex) + 7.38% p.a.		Quarterly	Dec/11	—	551	1,155
FININP – ABN	YEN (forex) + 2.9% p.a.		Quarterly	April/10	—	—	182
Total					127,632	121,687	100,498

Current					49,528	15,702	11,138
Non-current					78,104	105,985	89,360

TJLP – Long-term Interest Rate
URTJLP – Long-term interest rate benchmark unit
IPCA – Extended Consumer Price Index

The maturities of the long-term portions of the financing are as follows:

Maturity	12/31/2011	12/31/2010	12/31/2009
2011	—	—	11,895
2012	—	47,540	45,462
2013	22,175	23,523	11,265
2014	10,877	11,745	8,543
2015	9,408	10,321	6,843
2016 and thereafter	35,644	12,856	5,352
Total	78,104	105,985	89,360

Financing from BNDES, Banco do Brasil and Bradesco are collateralized by bonds and a letter of guarantee of quotaholder Randon S.A. Implementos e Participações.

(a)FUNDOPEM - ICMS

Refers to ICMS tax incentives granted to the Company through financing of 60% of the ICMS due every month. This incentive is calculated on a monthly basis and is conditioned to the generation of direct and indirect jobs, investments made, and the fulfillment of contractual obligations with Banco do Estado do Rio Grande do Sul and Caixa Estadual S.A. – Agência de Fomento.

The incentive amounts are subject to levy at the effective rates of 3.00% per year or 0.246627% per month, plus adjustment for inflation calculated based on the monthly fluctuation of the IPCA/IBGE (consumer price index) or another index defined by the Managing Council of FUNDOPEM/RS.

The benefit period is for eight years, starting in December 2006 and ending in November 2014, and disbursements for Company use totaled 1,946,307.15 FUNDOPEM-RS incentive units (equivalent to R$31,003 at December 31, 2011). Up to December 31, 2011, the Company utilized 1,218,310.11 FUNDOPEM-RS incentive units (equivalent to R$ 19,406 at December 31, 2011). The benefit has a grace period of 54 months and settlement is scheduled in 96 months after the end of the grace period, ending May 21, 2019.

11.	RELATED-PARTY TRANSACTIONS

The transactions and balances with related parties are as follows:

	Randon companies (*)			Meritor companies(**)			Total
Balance sheet	12/2011	12/2010	12/2009	12/2011	12/2010	12/2009	12/2011	12/2010	12/2009

Trade receivables	7,932	3,385	2,522	11,626	11,144	4,138	19,558	14,529	6,660
Short-term receivables	62	369	368	—	—	—	62	369	368
Long-term receivables	52	114	485	—	—	—	52	114	485
Commissions payable (other payables)	—	—	—	—	—	511	—	—	511
Trade payables	2,890	2,033	6,579	—	—	5	2,890	2,033	6,584
Dividends and interest on capital payable	7,850	28,158	3,175	2,471	8,864	999	10,321	37,022	4,174

Income statement for the year	2011	2010	2009	2011	2010	2009	2011	2010	2009
Sales of products and services	245,198	203,214	138,637	128,103	83,854	13,999	373,301	287,068	152,636
Purchases of products and services	140,829	99,820	51,400	—	—	—	140,829	99,820	51,400
Purchases with ICMS credits	1,107	5,304	3,035	—	—	—	1,107	5,304	3,035
Finance expenses	503	344	308	—	—	—	503	344	308
General and administrative expenses	11,581	10,103	5,078	—	—	—	11,581	10,103	5,078

(*) Includes: Randon S.A. Implementos e Participações, Fras-Le S.A., Fras-Le Argentina S.A., Jost Brasil Sistemas Automotivos Ltda., Randon Implementos para o Transporte, Randon Argentina, Castertech Fundição e Tecnologia Ltda., Master Sistemas Automotivos Ltda., Randon North America, Randon Adm. Consórcio, Randon Middle East, Randon Automotive Pty, Randon Investimentos, Randon Maghreb, Randon Brantech, Banco Randon, Fras Le Europe, Fras Le Mexico, Fras Le Andima, Fras Le North America, Fras Le Friction Mat. Pinghu, and Fras Le Africa Automotive.
(**) Includes: Meritor do Brasil Sistemas Automotivos Ltda., Meritor Automotive Inc., Meritor Heavy Vehicle Systems LLC., Meritor HVS Ltd, ArvinMeritor Qri, Meritor Inc. ArvinMeritor CVS, Meritor Frankfurt, and Sisamex Sistemas Automotrices.

Suspensys is the co-guarantor of vendor financing contracts, limited to R$ 20,000 for transactions conducted between Company customers and Banco Randon. As at December 31, 2011, there is no balance regarding these transactions.

Amounts due from and to Randon S.A. Implementos e Participações bear interest equivalent to DI-extra, a rate released by the Brazilian Association of Financial and Capital Markets Entities, or Anbima.

General and administrative expenses refer to the apportionment of corporate costs and administrative assistance services incurred by Randon S.A. Implementos e Participações.

Trading transactions
Trading transactions carried out with related parties follow specific prices and terms established in the joint venture agreement between the parties. The trading agreement takes into consideration the term, volume and specificity of the products acquired by the related parties, which are not comparable to those sold to unrelated parties.

Management compensation
Management compensation for the year ended December 31 is distributed as follows: nominal salary of R$ 1,324 in 2011 (R$ 1,068 in 2010 and R$ 910 in 2009) and profit sharing of R$ 1,536 in 2011 (R$ 959 in 2010 and R$ 1,164 in 2009).

Borrowings from officers and managers are disclosed in line item ‘Amounts due to related parties’ and total R$ 4,942 at December 31, 2011 (R$ 3,707 at December 31, 2010 and R$ 3,379 at December 31, 2009) .These balances are adjusted using the rate DI-extra, as released by the Brazilian Association of Financial and Capital Markets Entities, or Anbima. Related borrowing costs for the year, as disclosed in the statement of income, totaled R$ 503 in 2011, R$ 344 in 2010 and R$ 301 in 2009.

12.	PROVISION FOR TAX, SOCIAL SECURITY AND LABOR RISKS

The Company has challenged, through its legal counsel, labor lawsuits and civil and tax proceedings at the administrative and judicial levels. Based on the opinion of its legal counsel, the Company recognized a provision of R$ 782 to cover probable losses that might result from the outcome of these lawsuits.

The position of contingent liabilities at December 31, 2011 is as follows:

Nature of contingent liability	Likelihood of loss
	Probable	Possible
Tax	—	13,910
Labor	782	360
Social security	—	4,682
Total	782	18,952

Movement in provision:

Nature of provision	12/31/2009	Increase in provision	12/31/2010	Increase in provision	12/31/2011
Labor	141	9	150	632	782
Total	141	9	150	632	782

The Company is also a party to administrative proceedings for which, based on the opinion of its legal counsel and in conformity with IFRS, no provision was recorded since they were classified as possible likelihood of loss, as follows:

Tax

a)
State VAT (ICMS) – the Company received a tax assessment notice from the Rio Grande do Sul Department of Finance in the original amount of R$ 7,801 for alleged irregularity in the calculation of the ICMS relief benefit under the “FUNDOPEM/Nosso Emprego” program. The amount includes principal, fine and interest. On January 24, 2007, as a result of the motion to deny filed by the Company, the debt calculations were reperformed by the tax authorities. The amount of the matter under litigation was reduced in 2008, due to the judgment of the annulment action filed by the Company, and a new amount of R$ 2,277 was attributed, including fine and interest. On December 10, 2010, the tax authority converted the tax assessment penalty, initially typified as basic, equivalent to 60%, into a qualified penalty at the percentage of 120%, thus generating a supplementary tax assessment of R$ 415, totaling R$ 2,693.The Company filed an objection against said tax assessment notice on a timely basis.

b)
The Company was assessed in the inflation adjusted amount of R$ 7,678, for an alleged import duties (II) and Federal VAT (IPI) debt, for alleged noncompliance with award acts provided for by the Drawback special regime. Awaiting expert evidence.

c)
Disallowance of ICMS presumed credit on purchase of steel - refers to assessment notices issued by the Rio Grande do Sul State Department of Finance totaling R$ 3,539, through which this tax authority confirmed the award of the tax benefit in an amount higher than permitted by the law.

Labor

Several labor lawsuits mostly consisting of compensation claims.

Social security

The Company received INSS assessment notices for alleged nonpayment of social security taxes on profit sharing, against which the Company filed objections currently being at the judgment stage at the Federal Revenue Service, assessed as possible losses. The inflation adjusted amount under litigation of these assessments totals R$ 4,682.

13.	FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial assets and liabilities were determined based on available market information and appropriate valuation techniques. However, considerable judgment was required in interpreting market data to produce the most adequate estimate of the fair value. As a consequence, the following estimates do not necessarily indicate the amounts that could be realized in a current exchange market. The use of different market methodologies may have a material effect on the estimated fair values.

These instruments are managed by means of operating strategies aimed at liquidity, profitability and security. The control policy consists in ongoing monitoring of contracted rates against market rates. The Company does not make speculative investments in derivatives or any other risk assets.

Analysis of balances

The carrying amounts and fair values of financial instruments, all measured at the amortized cost, included in the balance sheet are identified below:

	12/31/2011	12/31/2010	12/31/2009
Description
Cash equivalents	132,773	177,575	112,087
Trade receivables	141,114	90,027	71,776
Borrowings and financing:
In local currency	123,031	116,124	93,137
In foreign currency	4,602	5,563	7,361
Amounts due to related parties (intragroup loans)	4,942	3,707	3,379

Financial instruments that are recognized in the financial statements at their amortized cost are substantially similar to the amounts that would be obtained if they were traded in the market. However, as they do not have an active market, there can be variations if the Company decides to settle them in advance.

The cost of financial instruments approximates fair value, so the disclosure of levels 1, 2 and 3 are not applicable.

•	Financial risk management

The Company is exposed to the following risks associated to its operating and financing activities, including the utilization of its financial instruments:

i.	credit risk

ii.	foreign exchange rate risk

iii.	interest rate risk

iv.	price risk

v.	liquidity risk

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

The basis used is the cash flow in foreign currency projected monthly for the following twelve months, based on the Strategic Plan projections or on the current expectation of each group company. If considered necessary, the instruments used are conservative and previously approved by the same committee. For the years ended December 31, 2011, 2010 and 2009, the Company did not enter into any transactions involving derivative financial instruments.

a.	Credit risk

Credit risk arises from the possibility of a counterparty not fulfilling its obligation, which would cause financial loss. In the course of its operations, the Company is exposed to the credit risk as a result of its operating activities, arising mainly on trade receivables.

The Company's sales policies are contingent on the credit policies defined by Management and are intended to minimize possible problems arising from the default of its customers. This objective is achieved by Management by means of a strict selection of the customer portfolio, which considers the ability to pay (credit analysis). A customer’s creditworthiness is assessed based on an internal credit rating system. Outstanding trade receivables are frequently monitored. The need for an allowance for impairment losses is analyzed at the end of each reporting period on an individual basis, for the major customers. Additionally, receivables lower that the allowance are collective tested.

Sales concentration

In the year ended December 31, 2011, three costumers individually accounted for more than 10% of sales, with shares of 26.10% (25.68% in 2010 and 35.77% in 2009), 20.56% (19.44% in 2010 and 21.15% in 2009) and 10.68% (7.19% in 2010 and 0.91% in 2009) of net revenue each, equivalent to R$ 304,924 (R$ 259,718 in 2010 and R$ 230,309 in 2009), R$ 240,180 (R$ 196,618 in 2009 and R$ 136,156 in 2009) and R$ 124,732 (R$ 72,704 in 2010 and R$ 5,878 in 2009). These last two amounts refer to related parties. Other Company sales in the domestic and foreign markets are diluted and there is no sales concentration in a percentage above 10% for any other customer.

b.	Foreign exchange rate risk

The Company’s results are exposed to significant fluctuations due to the effects of the exchange rate volatility on assets and liabilities denominated in foreign currencies, mainly the US dollar, which closed the year with a positive fluctuation of 12.58% (negative fluctuation of 4.31% in 2010, 25.49% in 2009).

The Company is exposed to the currency risk (foreign exchange risk) on sales, purchases and borrowings that are denominated in a currency other than the Company’s functional currency, the Brazilian real.

The Company’s net exposure to foreign exchange rate risk at the end of the reporting period is as follows:

	12/31/2011	12/31/2010	12/31/2009

A. Financing	(4,602)	(5,563)	(7,361)
B. Trade and other receivables	6,030	7,993	4,527
C. Net exposure (A+B)	1,428	2,430	(2,834)

A possible depreciation of the real against the US dollar by approximately 2% at December 31, 2011, would decrease profits by R$ 29 (R$ 49 in 2010 and R$ 57 in 2009). This analysis is based on the fluctuation of the foreign currency that the Company took into consideration for its strategic planning. The analysis assumes that all other variables, especially interest rates, remain constant.

Any appreciation of the real against the US dollar would have the opposite effect, assuming that all other variables would remain constant.

c.	Interest rate risk

The Company’s result is exposed to significant fluctuations due to borrowings and financing contracted at floating interest rates.

The Company does not have derivative financial instruments to manage its exposure to interest rates.

Pursuant to its financial policies, the Company has not entered into any transactions involving financial instruments for speculative purposes.

A 1% increase in annual interest rates would have increased the Company’s borrowings and financing balance by R$ 1,276 at December 31, 2011 (R$ 1,217 at December 31, 2010 and R$ 1,005 at December 31, 2009). This analysis assumes that all other variables that could impact this carrying amount remain constant. Any decrease in the interest rates by the same percentage would have the opposite effect, assuming that all other variables would remain constant.

d.	Price risk

Arises from the possibility of fluctuations in the market prices of products sold or produced by the Company and of other inputs used in the production process. These price fluctuations may cause substantial changes in the Company’s revenues and costs. In order to mitigate these risks, the Company conducts an ongoing monitoring of local and foreign markets, seeking to anticipate price movements. The Company has not contracted any financial instruments to hedge against fluctuations in its raw materials’ prices.

e.	Liquidity risk

The table below details the remaining contractual maturity of the Company’s liabilities and the contractual amortization periods. The table was prepared using the undiscounted cash flows of the financial liabilities based on the nearest date on which the Company can be required to make the related payment. The table includes interest and principal cash flows. As the interest flows refer to floating rates, the undiscounted value was obtained based on the interest curves at the end of the reporting period. Contractual maturity is based on the first date the Company can be required to pay the related obligations.

	12/31/2011
Description	Up to 1 month	From 1 to 3 months	From 3 months to 1 year	From 1 to 5 years	Over 5 years	Total
Trade payables	51,854	277	7	1	—	52,139
Borrowings and financing	1,181	4,752	43,595	60,621	17,483	127,632
Interest to be incurred on borrowings and financing	413	1,609	3,734	9,341	1,318	16,415
Intragroup loans	4,942	—	—	—	—	4,942
Dividends and interest on capital	—	—	10,321	—	—	10,321

14.	CAPITAL

Subscribed capital is represented by 100,000 quotas in the total amount of R$ 110,000 (R$ 71,291 in 2010 and 2009), held as follows:

Shareholder	Shares	R$	%
Master Sistemas Automotivos Ltda.	53,177	58,495	53.177
Meritor Heavy Vehicle Systems, LLC.	23,942	26,336	23.942
Randon S.A. Implementos e Participações	22,881	25,169	22.881
Total	100,000	110,000	100

On August 1, 2011, the Company’s shareholders approved the 19th amendment to the Articles of Organization which increases capital to R$ 110,000 (without the issuance of new shares), by capitalizing R$ 36,354 from the tax incentives reserve and R$ 2,355 from the earnings reserve.

15.	TAX INCENTIVE RESERVES

Represented tax incentives received in 2010 (up to October 2010) and 2009, respectively, in the amounts of R$ 11,763 and R$ 13,013, under the FUNDOPEM/NOSSO EMPREGO program.

The amount of R$ 36,354 recognized in equity at December 31, 2010 refers to tax incentives obtained through October 2010 under the FUNDOPEM/NOSSO EMPREGO program. This ICMS relief benefit granted to the Company was calculated monthly and was contingent to the generation of direct and indirect jobs in the State of Rio Grande do Sul. The tax incentives received were recognized in profit for the year as they were received and allocated to a special account of equity. The benefit was discontinued in October 2010. On August 1, 2011, the Company’s shareholders decided to use this reserve to increase the Company’s capital as mentioned in note 14.

16.	DIVIDENDS AND INTEREST ON CAPITAL

Dividends

Of the remaining profit for the year, the articles of association establish the distribution of 33.3% of such profit as mandatory dividend. After excluding the amounts already paid as interest on capital during the year, R$ 18,996 was accrued in 2010 (R$ 13,535 in 2009).

In addition to the mandatory minimum dividend (calculated considering the amounts already paid as interest on capital during the year), in 2010 the Company’s shareholders approved the distribution of R$ 18,146 as dividends from prior years (R$ 10,300 in 2009).

The Shareholders’ Meeting held on April 15, 2011 approved the dividend distribution proposal and interest on capital and dividends for the year ended December 31, 2010 totaling R$ 51,675 were paid on May 30, 2011, as follows:

Interest on capital accrued at 12/31/2010:	R$9,591
Minimum dividends prescribed by Company bylaws accrued at 12/31/2010:	R$28,870
Supplementary dividends:	R$13,214
Total	R$51,675

The shareholders’ meeting held on August 19, 2011 approved the early distribution of dividends, based on retained earnings through June 30, 2011, totaling R$ 25,080, paid on September 15, 2011.

Interest on capital
The Company recorded for the year ended December 31, 2011 interest on capital of R$ 12,143 (R$ 9,591 for the year ended December 31, 2010 and R$ 8,635 for the year ended December 31, 2009), using as a basis the TJLP for the period January-December of each year, applied to equity, considering the higher of 50% of the profit for the year before income tax or 50% of the retained earnings.

As provided for by the tax law, the amount recognized as interest on capital was fully deducted in the calculation of income tax and social contribution, and the tax benefit from this deduction was R$ 4,131 (R$ 3,261 for the year ended December 31, 2010 and R$ 2,936 for the year ended December 31, 2009). For purposes of conformity of the presentation of the financial statements, such interest was treated as distribution of profits and disclosed as a reduction of retained earnings in equity, and the tax benefit as a reduction of expenses on current income tax and social contribution.

17.	NET OPERATING REVENUE

The reconciliation between the revenue recognized for tax purposes and the revenue presented in the income statement for the year is as follows:

	2011	2010	2009
Gross revenue for tax purposes	1,557,378	1,331,628	863,207
Less:
Taxes on sales	(360,297)	(303,666)	(200,475)
Sales returns	(17,177)	(8,770)	(13,263)
Discount to present value on installment sales	(11,467)	(7,919)	(5,634)
Net revenue recognized in the statement of income	1,168,437	1,011,273	643,835

18.	EXPENSES BY NATURE
As required by corporate law, the Company is required to present the statement of income by function. Therefore, the analysis of operating expenses by nature is as follows:

	2011	2010	2009
Raw materials and auxiliary materials	819,847	714,656	447,922
Depreciation and amortization	16,013	15,349	13,665
Personnel	102,782	69,763	50,449
Production freight	5,402	4,383	2,855
Freight on sales	33,300	23,347	12,904
Costs of outside services	28,120	23,030	15,550
Repairs	15,504	15,495	10,863
Rentals	5,780	5,494	3,458
Electric power	4,707	4,014	2,525
Other expenses	12,588	29,338	17,792
Total	1,044,043	904,869	577,983

These expenses were classified as follows in the statement of income (presented by function):

	2011	2010	2009
Cost of sales and services	957,958	839,460	539,112
Selling expenses	50,215	34,721	20,944
General and administrative expenses	22,763	19,498	13,241
Other operating expenses, net	13,107	11,190	4,686
Total	1,044,043	904,869	577,983

19.	INCOME TAX AND SOCIAL CONTRIBUTION

Income tax and social contribution expense
The income tax (IRPJ) and social contribution (CSLL) expense for the years ended December 31 is reconciled at statutory rates, as follows:

	2011	2010	2009
Profit before income tax
and social contribution	140,347	124,091	81,652
Applicable rate	34%	34%	34%
Income tax and social contribution at nominal rates	47,718	42,191	27,762
Effect of taxes on:
Interest on capital expense (*)	(4,131)	(3,261)	(2,936)
Industrial development program	(2,225)	(3,264)	(2,529)
Tax incentive – Fundopem	—	(4,000)	(4,424)
Other	768	310	(136)
	(5,588)	(10,215)	(10,025)

Income tax and social contribution before deductions	42,130	31,976	17,737
Income tax deductions and other adjustments	(1,349)	(1,103)	(430)
Income tax and social contribution expense	40,781	30,873	17,307

Current income tax and social contribution	42,246	32,393	16,212
Deferred income tax and social contribution	(1,465)	(1,520)	1,095
* See note 16, Interest on Capital

Analysis of deferred income tax and social contribution

	12/31/2011		12/31/2010		12/31/2009
Temporary differences	Temporary differences	Deferred taxes	Temporary differences	Deferred taxes	Temporary differences	Deferred taxes

Accrued profit sharing:
- Employees	3,397	1,155	2,988	1,016	2,384	811
- Directors	1,794	161	1,680	151	939	85
- Officers	3,683	1,252	3,005	1,022	1,784	606
Provision for labor risks	782	266	150	51	136	46
Provision for warranty claims	1,885	641	2,135	726	1,689	574
Provision for employee termination	274	93	203	69	152	52
Deferred asset recorded for tax purposes	471	160	1,222	422	2,201	422
Other temporary additions	2,180	742	3,133	1,066	1,211	412
Total assets		4,470		4,523		3,008

Incentive depreciation, Law 11774	(8,306)	(2,076)	(10,720)	(2,680)	(6,491)	(1,623)
Deemed cost of property, plant and equipment	(22,914)	(7,791)	(25,712)	(8,742)	(28,964)	(9,848)
Retirement benefit plan	(743)	(253)	(639)	(217)	(417)	(142)
Total liabilities		(10,120)		(11,639)		(11,613)
Deferred income tax and contribution – net		5,650		7,116		8,605

Movement in deferred income tax and social contribution

Temporary differences	Balances at 1/1/2011	Recognized in profit for the year	Recognized in other comprehensive income	Balances at 12/31/2011
Accrued profit sharing:
- Employees	1,016	139	—	1,155
- Directors	151	10	—	161
- Officers	1,022	230	—	1,252
Provision for tax, social security and labor risks	51	215	—	266
Provision for warranty claims	726	(85)	—	641
Provision for employee termination	69	24	—	93
Deferred asset recorded for tax purposes	422	(262)	—	160
Other temporary additions	1,066	(324)	—	742
	4,523	(53)	—	4,470
Incentive depreciation, Law 11774	(2,680)	604	—	(2,076)
Deemed cost of property, plant and equipment	(8,742)	951	—	(7,791)
Retirement benefit plan	(217)	(37)	1	(253)
	(11,639)	1,518	1	(10,120)
Total recognized in the year		1,465	1

Temporary differences	Balances at 1/1/2010	Recognized in profit for the year	Recognized in other comprehensive income	Balances at 12/31/2010

Accrued profit sharing:
- Employees	811	205	—	1,016
- Directors	85	66	—	151
- Officers	606	416	—	1,022
Provision for tax, social security and labor risks	46	5	—	51
Provision for warranty claims	574	152	—	726
Provision for employee termination	52	17	—	69
Deferred asset recorded for tax purposes	422	—	—	422
Other temporary additions	412	654	—	1,066
	3,008	1,515		4,523
Incentive depreciation, Law 11774	(1,623)	(1,057)	—	(2,680)
Deemed cost of property, plant and equipment	(9,848)	1,106	—	(8,742)
Retirement benefit plan	(142)	(44)	(31)	(217)
	(11,613)	5	(31)	(11,639)
Total recognized in the year		1,520	(31)

Temporary differences	Balances at 01/01/2009	Recognized in profit for the year	Recognized in other comprehensive income	Balances at 12/31/2009
Accrued profit sharing:
- Employees	1,140	(329)	—	811
- Directors	77	8	—	85
- Officers	833	(227)	—	606
Reserve for contingencies	46	—	—	46
Provision for warranty claims	433	141	—	574
Provision for employee termination	52	—	—	52
Deferred asset recorded for tax purposes	794	(372)	—	422
Other temporary additions	275	137	—	412
	3,650	(642)	—	3,008
Incentive depreciation Law 11774	—	(1,623)		(1,623)
Cost attributed to property, plant and equipment	(11,015)	1,167	—	(9,848)
Retirement benefit plan	—	3	(145)	(142)
	(11,015)	(453)	(145)	(11,613)
Total recognized in the year		(1,095)	(145)

The Company offsets deferred tax assets and deferred tax liabilities because it related to income taxes levied by the same tax authority on the Company. The Company understands such presentation reflects better financial position as a standalone legal entity.

20.	FINANCE INCOME (EXPENSES)

Net finance income (expenses) for the years ended December 31 are as follows:

	2011	2010	2009
Finance income
Interest on short-term investments	18,337	10,982	5,010
Interest received and discounts obtained	555	243	157
Discount to present value of trade receivables	11,135	7,919	5,713
	30,027	19,144	10,880
Finance expenses
Interest on borrowings and financing	(8,820)	(8,340)	(5,491)
Bank expenses	(129)	(171)	(124)
Other	(586)	(253)	(218)
Discount to present value of trade payables	(5,178)	(4,071)	(2,507)
	(14,713)	(12,835)	(8,340)
Less: Borrowing costs capitalized to qualifying assets	—	—	535
Expense recognized in the income statement	(14,713)	(12,835)	(7,805)

Foreign exchange differences
Exchange gains	3,417	2,652	2,828
Exchange losses	(2,778)	(3,037)	(3,116)
	639	(385)	(288)
Finance income (expenses), net	15,953	5,924	2,787

21.	RETIREMENT BENEFIT PLAN

The Company is the co-sponsor of the pension fund RANDONPREV, together with other Random companies, whose benefit plan is a defined contribution plan under the financial capitalization regime, with some benefit supplementations for employees, not covered by the defined contributions. This minimum benefit is defined based on a percentage of the nominal salary per annum worked for the Company, credited in a lump sum at the beneficiary’s account with RANDONPREV. The latest valuation of the plan assets and of the present value of the minimum benefit was performed at December 31, 2011, using the projected unit credit method and the determined balance of R$ 761 at December 31, 2011 (R$ 657 at December 31, 2010 and R$ 435 at December 31, 2009), corresponding to the Company’s benefit, is recorded in non-current assets.

(2) Financial Statement Schedule for the years ended September 30, 2011, 2010 and 2009. The following schedule was filed as part of the Annual Report filed with the SEC on November 23, 2011:

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

4-a
Indenture, dated as of April 1, 1998, between Meritor and The Bank of New York Mellon Trust Company (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4 to Meritor's Registration Statement on Form S-3 (Registration No. 333-49777), is incorporated by reference.

4-b
First Supplemental Indenture, dated as of July 7, 2000, to the Indenture, dated as of April 1, 1998, between Meritor and The Bank of New York Mellon Trust Company (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4-b-1 to Meritor's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (File No. 1-15983) (“2000 Form 10-K”), is incorporated herein by reference.

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

4-e
Indenture, dated as of February 8, 2007, between Meritor and The Bank of New York Mellon Trust Company, N.A.(as successor to The Bank of New York Trust Company, N.A.), as trustee (including form of Subsidiary Guaranty dated as of February 8, 2007), filed as Exhibit 4-a to Meritor’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2007 (File No. 1-15983), is incorporated herein by reference.

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

*10-b-6
Description of Performance Goals for fiscal year 2012 established in connection with Cash Performance Plans under Long Term Incentive Plans, filed as Exhibit 10-b-6 to Meritor’s 2011 Form 10-K for the fiscal year ended October 2, 2011, is incorporated herein by reference.

*10-b-7
Description of Annual Incentive Goals established for fiscal year 2012 under the Incentive Compensation Plan, filed as Exhibit 10-b-7 to Meritor’s 2011 Form 10-K for the fiscal year ended October 2, 2011, is incorporated herein by reference.

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

*10-d	Description of Compensation of Non-Employee Directors, filed as Exhibit 10-d to Meritor’s 2011 Form 10-K for the fiscal year ended October 2, 2011, is incorporated herein by reference.

*10-e	2004 Directors Stock Plan, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004 (File No. 1-15983), is incorporated herein by reference.

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

*10-e-5	Letter Agreement, dated January 15, 2011, with former executive officer filed as Exhibit 10 to Meritor’s Report on Form 8-K dated and filed August 5, 2011, is incorporated herein by reference.

*10-e-6
Form of Restricted Stock Unit Agreement for Employees under 2010 Long-Term Incentive Plan filed as Exhibit 10.2 to Meritor’s Report on Form 10-Q for the fiscal quarter ended January 3, 2009 is incorporated herein by reference.

*10-e-7
Form of Restricted Stock Unit Agreement for Employees under 2010 Long-Term Incentive Plan filed as Exhibit 10.3 to Meritor’s Report on Form 10-Q for the fiscal quarter ended January 3, 2009 is incorporated herein by reference.

*10-e-8
Form of Restricted Stock Unit Agreement for Employees under 2010 Long-Term Incentive Plan filed as Exhibit 10.4 to Meritor’s Report on Form 10-Q for the fiscal quarter ended January 3, 2009 is incorporated herein by reference.

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

10-l-1
First Amendment dated as of October 14, 2010 to the Loan Agreement dated as of September 8, 2009 by and among Meritor Receivables Corporation, Meritor, Inc., GMAC Commercial Finance LLC, and the Lenders from time to time party thereto (the “Loan Agreement”), dated September 8, 2009 and filed as exhibit 10a to the Current Report on Form 8-K filed on October 18, 2010 is incorporated herein by reference.

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

10-m-m
Second Amendment dated as of October 29, 2010 to Loan Agreement dated as of September 8, 2009, as amended, by and among Meritor, Inc., Meritor Receivables Corporation, the Lenders from time to time party thereto and, Ally Commercial Finance LLC (formerly, GMAC Commercial Finance LLC), as Administrative Agent filed as Exhibit 10a to the Current Report on Form 8-K, dated October 29, 2010 and filed on November 2, 2010 is incorporated herein by reference.

10-m-l
Third Amendment dated as of February 24, 2011 to Loan and Security Agreement among ArvinMeritor Receivables Corporation, the Company, the lenders from time to time a party thereto and Ally Commercial Finance LLC (formerly, GMAC Commercial Finance LLC), as agent and lender filed as exhibit 10 to Meritor’s Form 10-Q for the quarter ended April 3, 2011 is incorporated herein by reference.

10-m-2
First Amendment to Third Amended and Restated Purchase and Sale Agreement dated as of October 29, 2010 (the “Purchase Agreement”) among Meritor Receivables Corporation and Meritor Heavy Vehicle Braking Systems (U.S.A.), Inc. and Meritor Heavy Vehicles Systems LLC filed as exhibit 10b to the Current Report on Form 8-K, dated October 29, 2010 and filed on November 2, 2010 is incorporated herein by reference.

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

*10-n
Employment agreement between the company and Charles G. McClure, Jr., dated as of September 14, 2009, filed as Exhibit 10-n to Meritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-o	Employment agreement dated May 13, 2011 between Meritor, Inc. and L. Cummins, filed as Exhibit 10 to Meritor’s Form 10-Q for the quarter ended July 3, 2011 is incorporated by reference.

*10-q
Employment agreement between Meritor, Inc. and Carsten J. Reinhardt, dated as of September 14, 2009 filed as Exhibit 10-q to Meritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-r
Employment agreement, dated as of September 14, 2009, between Meritor, Inc. and Jeffrey A. Craig, filed as Exhibit 10-r to Meritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-s
Employment agreement, dated as of September 14, 2009, between Meritor, Inc. and Vernon Baker filed as Exhibit 10-s to Meritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-t
Employment agreement, dated as of September 14, 2009, between Meritor, Inc. and Mary Lehmann filed as Exhibit 10-t to Meritor’s Form 10-K for the fiscal year ended September 27, 2009, is incorporated herein by reference.

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

*10-w
Form of employment letter between Meritor, Inc. and its executives, filed as Exhibit 10-a to Meritor’s Current Report on Form 8-K, dated September 14, 2009 and filed on September 18, 2009 (File No. 1-15983), is incorporated by reference.

*10-w-1
Letter Agreement dated as of July 1, 2010 between Meritor and Larry Ott filed as Exhibit 10 to Meritor’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2010 is incorporated herein by reference.

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

*10-w-5
Employment Agreement dated November 2, 2011 between Meritor, Inc. and Pedro Ferro filed as Exhibit 10-w-5 to Meritor’s Form 10-K for the fiscal year ended October 2, 2011 is incorporated herein by reference.

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

12	Computation of ratio of earnings to fixed charges, filed as Exhibit 12 to Meritor’s 2011 Form 10-K for the fiscal year ended October 2, 2011, is incorporated herein by reference.

21	List of subsidiaries of Meritor, Inc., filed as Exhibit 21 to Meritor’s 2011 Form 10-K for the fiscal year ended October 2, 2011, is incorporated herein by reference.

23-a
Consent of Vernon G. Baker, II, Esq., Senior Vice President and General Counsel, filed as Exhibit 23-a to Meritor’s 2011 Form 10-K for the fiscal year ended October 2, 2011, is incorporated herein by reference.

23-b
Consent of Deloitte & Touche LLP, independent registered public accounting firm, filed as Exhibit 23-b to Meritor’s 2011 Form 10-K for the fiscal year ended October 2, 2011, is incorporated herein by reference.

23-c	Consent of Bates White LLC, filed as Exhibit 23-c to Meritor’s 2011 Form 10-K for the fiscal year ended October 2, 2011, is incorporated herein by reference.

23-d	Consent of Deloitte Touche Tohmatsu Auditores Independentes relating to the financial statements of Master Sistemas Automotivos Ltda. #

23-e	Consent of Deloitte Touche Tohmatsu Auditores Independentes relating to the financial statements of Suspensys Sistemas Automotivos Ltda. #

24
Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers Meritor, filed as Exhibit 24 to Meritor’s 2011 Form 10-K for the fiscal year ended October 2, 2011, is incorporated herein by reference.

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

Date: June 21, 2012