Form 10-Q
period 2012-07-01
MERITOR INC
filed 2012-08-03
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2012
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
96,524,635 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on July 1, 2012.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED STATEMENT OF INCOME
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Sales	$1,113	$1,272	$3,432	$3,405
Cost of sales	(981)	(1,137)	(3,060)	(3,047)
GROSS MARGIN	132	135	372	358
Selling, general and administrative	(68)	(72)	(205)	(212)
Restructuring costs	(3)	(7)	(30)	(15)
Gain on sale of property	16	—	16	—
Other operating expense	(1)	—	(3)	(2)
OPERATING INCOME	76	56	150	129
Other income, net	1	5	6	3
Equity in earnings of affiliates	12	21	41	51
Interest expense, net	(25)	(22)	(72)	(73)
INCOME BEFORE INCOME TAXES	64	60	125	110
Provision for income taxes	(12)	(28)	(49)	(69)
INCOME FROM CONTINUING OPERATIONS	52	32	76	41
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(1)	(10)	(19)	5
NET INCOME	51	22	57	46
Less: Income attributable to noncontrolling interests	(2)	(5)	(10)	(14)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$49	$17	$47	$32
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$50	$27	$66	$27
Income (loss) from discontinued operations	(1)	(10)	(19)	5
Net income	$49	$17	$47	$32
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.51	$0.28	$0.69	$0.29
Discontinued operations	(0.01)	(0.10)	(0.20)	0.05
Basic earnings per share	$0.50	$0.18	$0.49	$0.34
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.51	$0.28	$0.68	$0.28
Discontinued operations	(0.01)	(0.10)	(0.20)	0.05
Diluted earnings per share	$0.50	$0.18	$0.48	$0.33
Basic average common shares outstanding	96.4	94.3	95.7	94.0
Diluted average common shares outstanding	97.2	96.8	97.2	96.9

See notes to consolidated financial statements. Amounts for prior period have been recast for discontinued operations.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$226	$217
Receivables, trade and other, net	642	712
Inventories	463	460
Other current assets	56	70
TOTAL CURRENT ASSETS	1,387	1,459
NET PROPERTY	399	421
GOODWILL	426	431
OTHER ASSETS	343	352
TOTAL ASSETS	$2,555	$2,663
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$9	$84
Accounts payable	775	841
Other current liabilities	324	328
TOTAL CURRENT LIABILITIES	1,108	1,253
LONG-TERM DEBT	1,048	950
RETIREMENT BENEFITS	1,017	1,096
OTHER LIABILITIES	315	325
EQUITY (DEFICIT):
Common stock (June 30, 2012 and September 30, 2011, 96.5 and 94.6 shares issued and outstanding, respectively)	96	94
Additional paid-in capital	900	897
Accumulated deficit	(1,110)	(1,157)
Accumulated other comprehensive loss	(861)	(829)
Total deficit attributable to Meritor, Inc.	(975)	(995)
Noncontrolling interests	42	34
TOTAL DEFICIT	(933)	(961)
TOTAL LIABILITIES AND DEFICIT	$2,555	$2,663

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Nine Months Ended June 30,
	2012	2011
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (See Note 10)	$22	$(19)
INVESTING ACTIVITIES
Capital expenditures	(65)	(68)
Proceeds from sale of property	18	—
Other investing activities	3	1
Net investing cash flows used for continuing operations	(44)	(67)
Net investing cash flows provided by (used for) discontinued operations	28	(66)
CASH USED FOR INVESTING ACTIVITIES	(16)	(133)
FINANCING ACTIVITIES
Repayment of notes and term loan	(85)	—
Proceeds from term loan	100	—
Debt issuance costs	(12)	—
Other financing activities	—	6
CASH PROVIDED BY FINANCING ACTIVITIES	3	6
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	4
CHANGE IN CASH AND CASH EQUIVALENTS	9	(142)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	217	343
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$226	$201

See notes to consolidated financial statements. Amounts for prior period have been recast for discontinued operations.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF
EQUITY (DEFICIT)
(In millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2011	$94	$897	$(1,157)	$(829)	$(995)	$34	$(961)
Net income	—	—	47	—	47	10	57
Foreign currency translation adjustments	—	—	—	(31)	(31)	—	(31)
Employee benefit related adjustment	—	—	—	2	2	—	2
Other	—	—	—	(3)	(3)	—	(3)
Comprehensive income					15	10	25
Issuance of restricted stock	2	(2)	—	—	—	—	—
Equity based compensation expense	—	5	—	—	5	—	5
Non-controlling interest dividends	—	—	—	—	—	(2)	(2)
Ending Balance at June 30, 2012	$96	$900	$(1,110)	$(861)	$(975)	$42	$(933)
Beginning balance at September 30, 2010	$92	$886	$(1,220)	$(812)	$(1,054)	$31	$(1,023)
Net income	—	—	32	—	32	14	46
Foreign currency translation adjustments	—	—	—	56	56	2	58
Impact of sale of business				(62)	(62)		(62)
Employee benefit related adjustment	—	—	—	9	9		9
Other	—	—	—	(2)	(2)	—	(2)
Comprehensive income					33	16	49
Equity based compensation expense	—	6	—	—	6	—	6
Exercise of stock options	1	5	—	—	6	—	6
Non-controlling interest dividends	—	—	—	—	—	(1)	(1)
Ending Balance at June 30, 2011	$93	$897	$(1,188)	$(811)	$(1,009)	$46	$(963)

See notes to consolidated financial statements.

Index
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
In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2011. The results of operations for the nine months ended June 30, 2012, are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30. The third quarter of fiscal years 2012 and 2011 ended on July 1, 2012 and July 3, 2011, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and June 30 are used consistently throughout this report to represent the fiscal year end and third quarter end, respectively.
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
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Basic average common shares outstanding	96.4	94.3	95.7	94.0
Impact of stock options	—	0.1	—	0.1
Impact of restricted shares and share units	0.8	2.4	1.5	2.8
Diluted average common shares outstanding	97.2	96.8	97.2	96.9
For the three and nine months ended June 30, 2012 and June 30, 2011, options to purchase 0.7 million and 0.6 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would be anti-dilutive. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the stock price at the end of the quarter is less than the conversion price.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Standards
Accounting standards implemented during fiscal year 2012
In September 2011, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2011-08: Testing Goodwill for Impairment. Under the revised guidance, entities testing for goodwill impairment have an option of performing a qualitative assessment before calculating the fair value for the reporting unit, i.e., Step 1 of the goodwill impairment test. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the first step of the two-step impairment test would be required. If it is not more-likely-than-not that the fair value of the reporting unit is less than the carrying value, then goodwill is not considered to be impaired. ASU No. 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill at least annually for impairment. This ASU is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. The company has adopted the revised guidance provided in this ASU effective with its second quarter of fiscal year 2012 and has started applying it accordingly. The adoption of this new guidance did not have any significant effect on the company's goodwill impairment assessments.

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
4. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Sales	$—	$18	$2	$354
Operating income (loss), net	$—	$(1)	$—	$12
Gain (loss) on sale of businesses, net	—	—	(1)	19
Restructuring costs	—	—	(1)	(7)
Charge for legal contingency (see Note 20)	—	—	(9)	—
Environmental remediation charges	—	—	(2)	(1)
Other, net	(3)	(7)	(9)	(14)
Income (loss) before income taxes	(3)	(8)	(22)	9
Benefit (provision) for income taxes	2	(2)	3	(4)
Income (loss) from discontinued operations attributable to Meritor, Inc.	$(1)	$(10)	$(19)	$5

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In conjunction with the company’s long-term strategic objective to focus on supplying the commercial vehicle on- and off-highway markets for original equipment manufacturers, aftermarket and industrial customers, the company divested its Light Vehicle Systems (LVS) business groups in various transactions. In November 2011, the company sold its damper business located in Leicester, England. With the sale of this business, the company has completed the divestiture of its LVS businesses. Results of the company's LVS businesses are reflected in discontinued operations for all periods presented.
     In the second quarter of fiscal year 2011, the company announced the planned closure of its European Trailer (EU Trailer) business which was part of the company’s Aftermarket & Trailer segment. All manufacturing operations and use of productive assets ceased prior to September 30, 2011. The company sold certain long-lived and current assets of the business to a third party during the fourth quarter of fiscal year 2011. Results of the EU Trailer business are presented in discontinued operations for all periods presented.
     The following summarizes significant items included in income (loss) from discontinued operations in the consolidated statement of income for the three- and nine-month periods ended June 30, 2012 and 2011:
     Sales from discontinued operations in the three month period ended June 30, 2011 were $18 million, which were primarily related to the company’s EU Trailer business. Sales in the nine month period ended June 30, 2011 were $354 million, which included $298 million in Body Systems and $45 million in EU Trailer.
Operating income (loss), net from discontinued operations in the three month period ended June 30, 2011 represents loss from normal operating activities of businesses, primarily EU Trailer, included in discontinued operations. Operating income, net from discontinued operations in the nine month period ended June 30, 2011 includes $17 million of operating income from Body Systems and a loss of approximately $6 million from EU Trailer business. The remaining amount was related to the damper business, which as noted above, was sold in November 2011.
     Net gain (loss) on sale of businesses: The loss on sale of business in the nine month period ended June 30, 2012 relates to the sale of the company’s damper business located in Leicester, England during the first quarter of fiscal year 2012. In the second quarter of fiscal year 2011, the company recognized a pre-tax gain of $32 million ($32 million after tax) on the sale of the Body Systems business and a pre-tax loss of $13 million ($13 million after tax) on the sale of its Gabriel Europe business.
     Restructuring costs: The company recognized $1 million and $6 million of restructuring charges associated with the closure of its EU Trailer business in the first nine months of fiscal year 2012 and 2011, respectively.
     Other: These charges primarily relate to changes in estimates and adjustments for certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale, and costs associated with the divestiture actions.
5. Goodwill
     A summary of the changes in the carrying value of goodwill are presented below (in millions):

	Commercial Truck	Industrial	Aftermarket & Trailer	Total
Balance at September 30, 2011	$150	$109	$172	$431
Foreign currency translation	(2)	—	(3)	(5)
Balance at June 30, 2012	$148	$109	$169	$426

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Restructuring Costs
     At June 30, 2012 and September 30, 2011, $12 million and $19 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the nine months ended June 30, 2012 and 2011 are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Balance at September 30, 2011	$19	$—	$—	$19
Activity during the period:
Charges to continuing operations	9	19	2	30
Charges to discontinued operations(1)	—	—	1	1
Asset impairments and other	(1)	(19)	—	(20)
Cash payments – continuing operations	(14)	—	(1)	(15)
Cash payments – discontinued operations	(2)	—	(1)	(3)
Total restructuring reserves at June 30, 2012	11	—	1	12
Less: non-current restructuring reserves	(5)	—	—	(5)
Restructuring reserves – current, at June 30, 2012	$6	$—	$1	$7
Balance at September 30, 2010	$11	$—	$—	$11
Activity during the period:
Charges to continuing operations	14	1	—	15
Charges to discontinued operations(1)	6	—	—	6
Asset impairments	—	(1)	—	(1)
Cash payments - continuing operations	(10)	—	—	(10)
Cash payments – discontinued operations	(3)	—	—	(3)
Total restructuring reserves at June 30, 2011	$18	$—	$—	$18

(1)	Charges to discontinued operations are included in income (loss) from discontinued operations in the consolidated statement of income.
Performance Plus: During fiscal year 2007, the company launched a long-term profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s continuing operations recognized restructuring costs in its Commercial Truck business segment of $24 million in the first nine months of fiscal year 2012 related to Performance Plus. These costs include $19 million of non-cash charges, including an impairment charge of $17 million for assets held for sale at December 31, 2011. In connection with the then planned sale of St. Priest, France manufacturing facility to Renault Trucks SAS, the company classified certain assets and associated liabilities as held for sale (collectively the “Disposal Group”) at December 31, 2011. Upon comparing the carrying value of the Disposal Group to its fair value less cost to sell, an impairment was identified. The sale of Disposal Group was completed on January 2, 2012. In addition, other restructuring charges of approximately $5 million associated with employee headcount reduction and plant rationalization costs were recognized in connection with the sale of St. Priest facility. The company recognized $13 million of restructuring costs under the Performance Plus program in the first nine months of fiscal year 2011 in its Commercial Truck segment. These charges primarily consisted of employee headcount reductions at the company's St. Priest, France manufacturing facility.
Cumulative restructuring costs recorded for this program as of June 30, 2012 are $186 million, including $93 million reported in discontinued operations in the consolidated statement of income. These costs primarily relate to employee severance and related costs of $117 million, asset impairment charges of $41 million and $28 million primarily associated with pension termination benefits. The company’s Commercial Truck segment has recognized cumulative restructuring costs associated with Performance Plus of $82 million. Cumulative restructuring costs of $11 million were recognized by corporate locations and the company’s Aftermarket & Trailer segment. Substantially all restructuring actions associated with Performance Plus were complete as of March 31, 2012.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fiscal Year 2012 European Action: During the second quarter of fiscal year 2012, the company approved a European headcount reduction plan in response to the ongoing economic weakness and uncertainty in that region. In the first nine months of fiscal year 2012, the company recognized approximately $4 million (including $3 million in the third quarter of fiscal year 2012) of restructuring costs associated with this plan in its Commercial Truck segment. Remaining anticipated costs under this plan are approximately $2 million and are expected to be incurred during the remainder for fiscal year 2012.
Other: In the third quarter of fiscal year 2011, the company recorded approximately $2 million of restructuring costs at its corporate locations associated with certain executive headcount reductions.
7. Gain on Sale of Property and Other Income, Net
The company recognized a gain on sale of property of $16 million during the third quarter of fiscal year 2012. This gain is associated with the sale of excess land at the company's facility at Cwmbran, Wales.
     Other income, net for the nine months ended June 30, 2012 includes a $3 million non-operating gain related to the sale of the company’s remaining ownership interest in Gabriel India, Ltd during the first quarter of fiscal year 2012. The company’s ownership interest in Gabriel India, Ltd was a legacy investment accounted for under the cost method that the company deemed non-core upon the completion of the sale of its light vehicle businesses.
Other income, net for the nine months ended June 30, 2011 includes a $5 million non-operating gain, recognized in the third quarter of fiscal year 2011, on the collection of a note receivable related to a previously divested business. The gain represented a change in fair value of the note from the time of receipt of the note to the date of final payment in the third quarter of fiscal year 2011. The gain was classified in income from continuing operations in the consolidated statement of income.
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
     For the first nine months of fiscal years 2012 and 2011, the company had approximately $31 million and $110 million, respectively, of net pre-tax losses in tax jurisdictions in which a tax benefit is not recorded. Losses arising from these jurisdictions resulted in increasing the valuation allowance, rather than reducing income tax expense.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Accounts Receivable Factoring
     Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement, which was renewed on June 19, 2012 and which now terminates on June 28, 2013, the company can sell up to, at any point in time, €150 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €143 million ($178 million) and €107 million ($146 million) of this accounts receivable factoring facility as of June 30, 2012 and September 30, 2011, respectively.
     French Factoring Facility: The company has an arrangement to sell trade receivables through one of its French subsidiaries. Under this arrangement, the company could sell up to, at any point in time, €125 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had no receivable balances sold under this arrangement at June 30, 2012. The company had utilized €47 million ($63 million) of this accounts receivable factoring facility as of September 30, 2011. In January 2012, the company sold its manufacturing facility located at St. Priest, France to Renault Trucks SAS. As a result, utilization under this facility ramped down over the course of fiscal year 2012. During the second quarter of fiscal year 2012, the company entered into new arrangements to sell trade receivables from AB Volvo and its European subsidiaries through its United Kingdom and Italian subsidiaries as more fully described below.
     U.S. Factoring Facility: In October 2010, the company entered into a two-year arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, the company can sell up to, at any point in time, €60 million ($75 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €58 million ($73 million) and €46 million ($62 million) of this accounts receivable factoring facility as of June 30, 2012 and September 30, 2011, respectively. It is anticipated that the facility will be extended upon maturity.
     The above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through April 2013 for the Swedish and French facilities and October 2012 for the U.S. facility. The commitments are subject to standard terms and conditions for these types of arrangements (including, in the case of the French commitment, a sole discretion clause whereby the bank retains the right to not purchase receivables, which to the company’s knowledge has never been invoked).
     United Kingdom Factoring Facility: On February 2, 2012, the company entered into an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which expires in February 2013, the company can sell up to, at any point in time, €25 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €12 million ($15 million) of this accounts receivable factoring facility as of June 30, 2012. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     Italy Factoring Facility: On March 15, 2012, the company entered into an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. In order to make a technical change relating to the identity of the purchaser under the facility, this agreement was terminated on June 18, 2012 and the company entered into an identical agreement (except for the identity of the purchaser) to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €13 million ($17 million) of this accounts receivable factoring facility as of June 30, 2012. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $12 million and $8 million at June 30, 2012 and September 30, 2011, respectively.
     Total costs associated with these off-balance sheet arrangements were $7 million and $6 million in the nine month periods ended June 30, 2012 and 2011, respectively, and are included in selling, general and administrative expenses in the consolidated statement of income.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     On-balance sheet arrangements
On June 18, 2012, the company entered into a new $100 million U.S. accounts receivables securitization facility, which expires on June 18, 2015. This program is provided by PNC Bank, National Association (PNC), as Administrator, Market Street Funding, LLC, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility and certain other receivables) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company's U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At June 30, 2012, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to the company's priority-debt-to-EBITDA ratio, which is the same as the corresponding covenant in the company's revolving credit facility as it exists on the date of the agreement and a cross default to the revolving credit facility.
     At March 31, 2012, the company had a $125 million U.S. accounts receivables financing arrangement which was provided on a committed basis by a syndicate of financial institutions led by Ally Commercial Finance LLC and was due to expire in October 2013. In connection with entering into the new U.S. Securitization Program discussed above, the company terminated this receivables financing arrangement. No amount were outstanding under this program at June 30, 2012 and September 30, 2011.
10. Operating Cash Flow
The reconciliation of net income to cash flows provided by (used for) operating activities is as follows (in millions):

	Nine Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$57	$46
Less: Income (loss) from discontinued operations, net of tax	(19)	5
Income from continuing operations	76	41
Adjustments to income from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	48	49
Restructuring costs	30	15
Equity in earnings of affiliates	(41)	(51)
Pension and retiree medical expense	40	53
Gain on sale of property	(16)	—
Other adjustments to income from continuing operations	11	12
Dividends received from affiliates	35	30
Pension and retiree medical contributions	(104)	(54)
Restructuring payments	(15)	(10)
Changes in off-balance sheet accounts receivable factoring	16	134
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	(45)	(182)
Operating cash flows provided by continuing operations	35	37
Operating cash flows used for discontinued operations	(13)	(56)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$22	$(19)

Index

11. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	June 30, 2012	September 30, 2011
Finished goods	$191	$183
Work in process	47	63
Raw materials, parts and supplies	225	214
Total	$463	$460

12. Other Current Assets
     Other current assets are summarized as follows (in millions):

	June 30, 2012	September 30, 2011
Current deferred income tax assets, net	$26	$28
Asbestos-related recoveries (see Note 20)	9	9
Deposits and collateral	3	11
Prepaid and other	18	18
Assets of discontinued operations	—	4
Other current assets	$56	$70
13. Net Property
     Net property is summarized as follows (in millions):

	June 30, 2012	September 30, 2011
Property at cost:
Land and land improvements	$39	$47
Buildings	245	264
Machinery and equipment	889	897
Company-owned tooling	152	153
Construction in progress	61	74
Total	1,386	1,435
Less accumulated depreciation	(987)	(1,014)
Net property	$399	$421

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Other Assets
     Other assets are summarized as follows (in millions):

	June 30, 2012	September 30, 2011
Investments in non-consolidated joint ventures	$164	$174
Asbestos-related recoveries (see Note 20)	65	67
Non-current deferred income tax assets, net	12	12
Unamortized debt issuance costs	31	25
Capitalized software costs, net	27	23
Prepaid pension costs	10	9
Other	34	42
Other assets	$343	$352
In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.
The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At June 30, 2012, the company’s investment in the joint venture was $34 million representing the company’s maximum exposure to loss. This amount is included in investments in non-consolidated joint ventures in the table above.
15. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	June 30, 2012	September 30, 2011
Compensation and benefits	$139	$148
Income taxes	15	23
Taxes other than income taxes	34	38
Accrued interest	22	5
Product warranties	16	19
Restructuring (see Note 6)	7	16
Asbestos-related liabilities (see Note 20)	19	18
Other	72	61
Other current liabilities	$324	$328

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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Nine Months Ended June 30,
	2012	2011
Total product warranties – beginning of period	$48	$54
Accruals for product warranties	17	16
Payments	(14)	(15)
Change in estimates and other	(7)	(4)
Total product warranties – end of period	44	51
Less: Non-current product warranties (see Note 16)	(28)	(25)
Product warranties – current	$16	$26
16. Other Liabilities
Other liabilities are summarized as follows (in millions):

	June 30, 2012	September 30, 2011
Asbestos-related liabilities (see Note 20)	$77	$78
Non-current deferred income tax liabilities	96	92
Liabilities for uncertain tax positions	30	35
Product warranties (see Note 15)	28	29
Environmental	8	9
Indemnity obligations	36	41
Other	40	41
Other liabilities	$315	$325
17. Long-Term Debt
     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	June 30, 2012	September 30, 2011
8-3/4 percent notes due 2012(1)	$—	$84
8-1/8 percent notes due 2015	250	250
10-5/8 percent notes due 2018	246	246
4.625 percent convertible notes due 2026(2)	300	300
4.0 percent convertible notes due 2027(2)	200	200
Term loan	99	—
Lines of credit and other	12	8
Unamortized gain on interest rate swap termination	10	14
Unamortized discount on convertible notes	(60)	(68)
Subtotal	1,057	1,034
Less: current maturities	(9)	(84)
Long-term debt	$1,048	$950

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
On April 23, 2012, the company amended and restated its revolving credit facility. Pursuant to the revolving credit facility agreement as amended, the company has a $429 million revolving credit facility, $14 million of which matures in January 2014 for a bank not electing to extend its commitments under the revolving credit facility existing at March 31, 2012 and the remaining $415 million of which matures in April 2017. The April 2017 maturity date is also subject to the following springing maturity conditions: if on June 1, 2015, the outstanding principal amount of the company's $250 million bonds due 2015 is greater than $100 million, the maturity date becomes June 10, 2015 and if on November 1, 2015, the outstanding principal amount of the company's $300 million 4.625 percent convertibles notes due 2026 is greater than $100 million and the conversion price of $20.98 is greater than the then current Meritor common stock price, the maturity date becomes November 15, 2015. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants as highlighted below.
  Availability under the amended and extended revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. The availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company's priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1.00 as of the last day of the fiscal quarter commencing with the fiscal quarter ending on or about March 31, 2012 through and including the fiscal quarter ending on or about September 30, 2012, (ii) 2.25 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending on or about December 31, 2012 through and including the fiscal quarter ending on or about September 30, 2013, and (iii) 2.00 to 1.00 as of the last day of each fiscal quarter thereafter. At June 30, 2012, the company was in compliance with all covenants under its credit agreement with a ratio of approximately 0.54x for the priority debt-to-EBITDA covenant.
     Borrowings under the revolving credit facility are collateralized by approximately $645 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and there is a commitment fee on undrawn amounts, both of which are based upon the company's current corporate credit rating for senior secured facilities. At June 30, 2012, the margin over LIBOR rate was 425 basis points and the commitment fee was 50 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 325 basis points.
Certain of the company's subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company's indentures (see Note 23).
No borrowings were outstanding under the revolving credit facility at June 30, 2012 and September 30, 2011. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2012, $1 million of letters of credit were outstanding under the revolving credit facility. No letters of credit were outstanding on September 30, 2011.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Term Loan
     As part of the amendment and restatement of the revolving credit facility, on April 23, 2012 the company entered into a $100 million term loan agreement with a maturity date of April 23, 2017. The maturity date of April 23, 2017 is also subject to springing maturity conditions discussed under "Revolving Credit Facility" above. The term loan will amortize over a period of 5 years from the effective date as follows: $5 million principal to be repaid during year one, $10 million principal to be repaid in each of the years two, three and four; and the remaining principal balance to be paid in year five. Payments will be made on a quarterly basis for the duration of the term loan. As of the effective date of the term loan, the margin over LIBOR rate was 425 basis points. The company has the ability to prepay the term loan at any time without penalty or premium. At June 30, 2012, the outstanding balance on the term loan was $99 million.
Capital Leases
     On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 575 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of June 30, 2012, the company had $4 million outstanding under these arrangements.
Letter of Credit Facilities
The company entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At each of June 30, 2012 and September 30, 2011, $30 million of letters of credit were outstanding under this facility. In addition, the company had another $17 million and $2 million of letters of credit outstanding through other letters of credit facilities at June 30, 2012 and September 30, 2011, respectively.
18. Financial Instruments
     Fair values of financial instruments are summarized as follows (in millions):

	June 30, 2012		September 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$226	$226	$217	$217
Short-term debt	9	9	84	83
Long-term debt	1,048	1,033	950	844
Foreign exchange forward contracts (asset)	3	3	—	—
Fair Value
The current FASB guidance provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical instruments (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 inputs use quoted prices in active markets for identical instruments.

•
Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar instruments in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•	Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related instrument.
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
Fair value of financial instruments by the valuation hierarchy at June 30, 2012 is as follows (in millions):

	Level 1	Level 2	Level 3
Short-term debt	$—	$3	$6
Long-term debt	—	946	87
Foreign exchange forward contracts (asset)	—	3	—

Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at June 30, 2012 or September 30, 2011.
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
19. Retirement Benefit Liabilities
     Retirement benefit liabilities consisted of the following (in millions):

	June 30, 2012	September 30, 2011
Retiree medical liability	$552	$550
Pension liability	492	565
Other	25	33
Subtotal	1,069	1,148
Less: current portion (included in compensation and benefits, Note 15)	(52)	(52)
Retirement benefit liabilities	$1,017	$1,096

The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended June 30 are as follows:

	2012		2011
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$1	$—	$2	$1
Interest cost	23	6	23	7
Assumed return on plan assets	(27)	—	(29)	—
Amortization of prior service costs	—	(2)	—	(3)
Recognized actuarial loss	6	7	10	7
Total expense	$3	$11	$6	$12

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of net periodic pension and retiree medical expense included in continuing operations for the nine months ended June 30 are as follows:

	2012		2011
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$2	$—	$6	$1
Interest cost	69	18	69	20
Assumed return on plan assets	(79)	—	(87)	—
Amortization of prior service costs	—	(6)	—	(7)
Recognized actuarial loss	16	20	29	22
Total expense	$8	$32	$17	$36
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
     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at June 30, 2012 to be approximately $19 million, of which $3 million is recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at June 30, 2012 to be approximately $38 million, of which $15 million is recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5 percent and is approximately $8 million at June 30, 2012. The undiscounted estimate of these costs is approximately $11 million.
     Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2011	$2	$15	$17
Payments and other	—	(4)	(4)
Accruals(1)	1	4	5
Balance at June 30, 2012	$3	$15	$18

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Includes $2 million recognized in loss from discontinued operations in the consolidated statement of income.
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
Asbestos
     Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 21,000 pending asbestos-related claims at June 30, 2012 and September 30, 2011. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.
     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2012	September 30, 2011
Pending and future claims	$75	$77
Asbestos-related insurance recoveries	67	67
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

Index
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
     Assumptions: The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•
Pending and future claims were estimated for a ten-year period ending in fiscal year 2022. The ten-year assumption is considered appropriate as Maremont has reached certain longer-term agreements with key plaintiff law firms and filings of mesothelioma claims have been relatively stable over the last few years resulting in an improvement in the reliability of future projections over a longer time period;

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

Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $67 million as of June 30, 2012. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.
     The amounts recorded for the asbestos-related reserves and recoveries from insurance companies are based upon assumptions and estimates derived from currently known facts. All such estimates of liabilities and recoveries for asbestos-related claims are subject to considerable uncertainty because such liabilities and recoveries are influenced by variables that are difficult to predict. The future litigation environment for Maremont could change significantly from its past experience, due, for example, to changes in the mix of claims filed against Maremont in terms of plaintiffs’ law firm, jurisdiction and disease; legislative or regulatory developments; Maremont’s approach to defending claims; or payments to plaintiffs from other defendants. Estimated recoveries are influenced by coverage issues among insurers and the continuing solvency of various insurance companies. If the assumptions with respect to the estimation period, nature of pending and future claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Maremont’s asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised the company that it would be able to determine an estimate of probable defense and indemnity costs which could be incurred to resolve pending and future Rockwell legacy asbestos-related claims. After consultation with Bates White, the company determined that as of June 30, 2012 and September 30, 2011 the probable liability for pending and future claims over the next four years is $21 million and $19 million, respectively. The accrual estimates are based on historical data and certain assumptions with respect to events that may occur in the future. The uncertainties of asbestos claim litigation and resolution of the litigation with the insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims beyond four years. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process.
     Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are currently being disputed. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. Based on consultation with advisors and underlying analysis performed by management, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $7 million and $9 million at June 30, 2012 and September 30, 2011, respectively. If the assumptions with respect to the estimation period, nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.
     On March 4, 2010, Gordon Bankhead and his spouse filed suit in Superior Court for Alameda County, California, against more than 40 defendants that Mr. Bankhead claims manufactured or supplied asbestos-containing products he allegedly was exposed to during his career as a janitor; as an ordnance specialist in the National Guard; and as an automotive parts-man. By the time trial began on October 27, 2010, Mr. and Mrs. Bankhead had settled with all defendants except for AM and three other defendants. The claims against these four defendants were limited to Mr. Bankhead’s work as an automotive parts-man. On December 23, 2010, the jury ruled against all four defendants, including AM. AM was assessed $375,000 in compensatory damages for which it recorded a liability in fiscal year 2011. Additionally, AM was assessed $4.5 million in punitive damages. AM filed an appeal on the punitive damages award to the California Court of Appeals. On April 19, 2012, the California Court of Appeals affirmed the trial court judgment in its entirety. Given this, AM increased its liability for this matter to $5.6 million at March 31, 2012. On May 29, 2012, AM requested that the California Supreme Court hear arguments on the points of law raised in the courts below, but that court declined to do so on July 11, 2012. Given the foregoing developments as well as the filing of a separate wrongful death action by Mr. Bankhead's spouse, AM increased its liability for this matter to $6.4 million at June 30, 2012.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Indemnifications
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. During the second quarter of fiscal year 2011, the company recorded a $4 million charge in income from discontinued operations to increase the liability based on changes in demographic data. At June 30, 2012 and September 30, 2011, the remaining estimated liability for this matter was approximately $21 million and $23 million, respectively.
     The company has recorded indemnity liabilities of $5 million related to the sale of its Body Systems business, primarily associated with income tax matters and $15 million related to the sale of its 57 percent interest in Meritor Suspension Systems Company related to its share of potential obligations related to taxes, pension funding shortfall, environmental and other contingencies. These amounts are included in other current liabilities and other liabilities in the accompanying consolidated balance sheet.
     The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration. The company’s maximum obligations under these indemnifications cannot be reasonably estimated. The company is not aware of any valid claims or other information that would give rise to material payments under such indemnifications.
Other
On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that several filter manufacturers and their affiliated corporate entities, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The cases have been consolidated into a multi-district litigation proceeding in Federal court for the Northern District of Illinois. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. On May 25, 2010, the Office of the Attorney General for the State of Washington informed the company that it also was investigating the allegations raised in these suits. On August 9, 2010, the County of Suffolk, New York, filed a complaint in the Eastern District of New York based on the same allegations. The case was transferred to the multi-district litigation proceeding in Illinois, but has been dismissed without prejudice pursuant to a tolling agreement that continues until thirty days after the claims by the indirect purchasers in the multi-district litigation are terminated, settled, or dismissed. On April 14, 2011, the judge in that multi-district litigation granted a stay on discovery and depositions until July 25, 2011. The stay was subsequently extended until August 23, 2011 and, on October 12, 2011, was further extended pending the court’s ruling on various motions. On January 19, 2012, counsel for the defendants and counsel for all purported class plaintiffs participated in a settlement conference that was facilitated by the magistrate for the judge in the multi-district litigation. None of the parties were able to reach any agreement at that conference and, on January 20, 2012, the court ruled on the above-referenced motions and vacated the stay on discovery and depositions. In February 2012 the other remaining defendants reached preliminary settlement with all plaintiffs for $13 million, leaving the company as the sole remaining defendant. These preliminary settlements were allocated 65 percent to the direct purchasers and 35 percent to the remaining plaintiffs (indirect purchasers). In April 2012, the company settled with indirect purchasers for $3.1 million.
     Based on management’s assessment, the company has recognized a $5.8 million liability in discontinued operations at June 30, 2012 for the direct purchasers' portion of this matter. The company believes it has meritorious defenses against the claims raised in all of these actions and intends to vigorously defend itself. However, there is considerable uncertainty around the potential outcomes in a jury trial, and if this matter were to proceed to trial and were ultimately decided by a jury in favor of plaintiffs, it is possible that awarded damages could materially exceed the recorded liability by an amount that the company is unable to reasonably estimate at this time.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 The company is evaluating certain sale transactions to determine if value added tax was required to be remitted to certain tax jurisdictions for the tax years 2007 through 2012. The company's estimated reasonably possible exposure for this matter is $0 to $10 million.
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
21. Accumulated Other Comprehensive Loss (AOCL)
     The components of AOCL as reported in the consolidated balance sheet are as follows (in millions):

	June 30, 2012	September 30, 2011
Foreign currency translation	$79	$110
Employee benefit related adjustments	(940)	(942)
Unrealized gains, net	—	3
Accumulated Other Comprehensive Loss	$(861)	$(829)

22. Business Segment Information
The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s chief operating decision maker (CODM) is the Chief Executive Officer.
      The company has three reportable segments at June 30, 2012, as follows:

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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment information is summarized as follows (in millions):

	Commercial Truck	Industrial	Aftermarket & Trailer	Eliminations	Total
Three Months Ended June 30, 2012
External Sales	$628	$224	$261	$—	$1,113
Intersegment Sales	62	18	4	(84)	—
Total Sales	$690	242	265	$(84)	$1,113
Three Months Ended June 30, 2011
External Sales	$711	$286	$275	$—	$1,272
Intersegment Sales	59	22	3	(84)	—
Total Sales	$770	$308	$278	$(84)	$1,272
	Commercial Truck	Industrial	Aftermarket & Trailer	Eliminations	Total
Nine Months Ended June 30, 2012
External Sales	$1,957	$724	$751	$—	$3,432
Intersegment Sales	177	55	12	(244)	—
Total Sales	$2,134	$779	$763	$(244)	$3,432
Nine Months Ended June 30, 2011
External Sales	$1,877	$792	$736	$—	$3,405
Intersegment Sales	161	52	10	(223)	—
Total Sales	$2,038	$844	$746	$(223)	$3,405

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Segment EBITDA:
Commercial Truck	$48	$49	$144	$122
Industrial	20	21	53	56
Aftermarket & Trailer	25	36	73	81
Segment EBITDA	93	106	270	259
Unallocated legacy and corporate costs (1)	(1)	(3)	(4)	(9)
Interest expense, net	(25)	(22)	(72)	(73)
Provision for income taxes	(12)	(28)	(49)	(69)
Depreciation and amortization	(15)	(16)	(48)	(49)
Loss on sale of receivables	(1)	(3)	(7)	(6)
Restructuring costs	(3)	(7)	(30)	(15)
Gain on sale of property	16	—	16	—
Other, net	—	5	—	3
Noncontrolling interests	(2)	(5)	(10)	(14)
Income from continuing operations attributable to Meritor, Inc.	$50	$27	$66	$27

(1)
Unallocated legacy and corporate costs represent items that are not directly related to our business segments and include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability matters.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Assets:	June 30, 2012	September 30, 2011
Commercial Truck	$1,442	$1,482
Industrial	453	470
Aftermarket & Trailer	503	504
Total segment assets	2,398	2,456
Corporate(1)	452	483
Discontinued operations	—	4
Less: Accounts receivable sold under off-balance sheet factoring programs(2)	(295)	(280)
Total assets	$2,555	$2,663

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At June 30, 2012 and September 30, 2011 segment assets include $295 million and $280 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (See Note 9). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$452	$661	$—	$1,113
Subsidiaries	—	40	23	(63)	—
Total sales	—	492	684	(63)	1,113
Cost of sales	(13)	(421)	(610)	63	(981)
GROSS MARGIN	(13)	71	74	—	132
Selling, general and administrative	(23)	(20)	(25)	—	(68)
Restructuring costs	—	—	(3)	—	(3)
Gain on sale of property	—	—	16	—	16
Other operating expense	—	—	(1)	—	(1)
OPERATING INCOME (LOSS)	(36)	51	61	—	76
Other income (loss), net	13	(8)	(4)	—	1
Equity in earnings of affiliates	—	8	4	—	12
Interest income (expense), net	(30)	5	—	—	(25)
INCOME (LOSS) BEFORE INCOME TAXES	(53)	56	61	—	64
Provision for income taxes	—	(3)	(9)	—	(12)
Equity income from continuing operations of subsidiaries	103	45	—	(148)	—
INCOME FROM CONTINUING OPERATIONS	50	98	52	(148)	52
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	$(2)	$(2)	$4	$(1)
Net income	49	96	50	(144)	51
Less: Income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$49	$96	$48	$(144)	$49

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30, 2011
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$404	$868	$—	$1,272
Subsidiaries	—	37	21	(58)	—
Total sales	—	441	889	(58)	1,272
Cost of sales	(15)	(398)	(782)	58	(1,137)
GROSS MARGIN	(15)	43	107	—	135
Selling, general and administrative	(26)	(19)	(27)	—	(72)
Restructuring costs	(2)	—	(5)	—	(7)
OPERATING INCOME (LOSS)	(43)	24	75	—	56
Other income (loss), net	15	—	(10)	—	5
Equity in earnings of affiliates	—	12	9	—	21
Interest income (expense), net	(30)	6	2	—	(22)
INCOME (LOSS) BEFORE INCOME TAXES	(58)	42	76	—	60
Provision for income taxes	(1)	(3)	(24)	—	(28)
Equity income from continuing operations of subsidiaries	86	44	—	(130)	—
INCOME FROM CONTINUING OPERATIONS	27	83	52	(130)	32
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(10)	$(13)	$(12)	$25	$(10)
NET INCOME	17	70	40	(105)	22
Less: Income attributable to noncontrolling interests	—	—	(5)	—	(5)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$17	$70	$35	$(105)	$17

Amounts have been recast for discontinued operations.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,271	$2,161	$—	$3,432
Subsidiaries	—	112	70	(182)	—
Total sales	—	1,383	2,231	(182)	3,432
Cost of sales	(38)	(1,205)	(1,999)	182	(3,060)
GROSS MARGIN	(38)	178	232	—	372
Selling, general and administrative	(66)	(63)	(76)	—	(205)
Restructuring costs	—	—	(30)	—	(30)
Gain on sale of property	—	—	16	—	16
Other operating expense	(1)	—	(2)	—	(3)
OPERATING INCOME (LOSS)	(105)	115	140	—	150
Other income (loss), net	54	(16)	(32)	—	6
Equity in earnings of affiliates	—	27	14	—	41
Interest income (expense), net	(91)	17	2	—	(72)
INCOME (LOSS) BEFORE INCOME TAXES	(142)	143	124	—	125
Provision for income taxes	(1)	(8)	(40)	—	(49)
Equity income from continuing operations of subsidiaries	209	62	—	(271)	—
INCOME FROM CONTINUING OPERATIONS	66	197	84	(271)	76
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(19)	$(9)	$(5)	$14	$(19)
NET INCOME	47	188	79	(257)	57
Less: Income attributable to noncontrolling interests	—	—	(10)	—	(10)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$47	$188	$69	$(257)	$47

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2011
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,102	$2,303	$—	$3,405
Subsidiaries	—	108	58	(166)	—
Total sales	—	1,210	2,361	(166)	3,405
Cost of sales	(44)	(1,103)	(2,066)	166	(3,047)
GROSS MARGIN	(44)	107	295	—	358
Selling, general and administrative	(80)	(62)	(70)	—	(212)
Restructuring costs	(2)	—	(13)	—	(15)
Other operating expense	(2)	—	—	—	(2)
OPERATING INCOME (LOSS)	(128)	45	212	—	129
Other income (loss), net	39	(8)	(28)	—	3
Equity in earnings of affiliates	—	28	23	—	51
Interest income (expense), net	(91)	21	(3)	—	(73)
INCOME (LOSS) BEFORE INCOME TAXES	(180)	86	204	—	110
Provision for income taxes	—	(9)	(60)	—	(69)
Equity income from continuing operations of subsidiaries	207	120	—	(327)	—
INCOME FROM CONTINUING OPERATIONS	27	197	144	(327)	41
INCOME FROM DISCONTINUED OPERATIONS, net of tax	5	$33	$37	$(70)	$5
NET INCOME	32	230	181	(397)	46
Less: Income attributable to noncontrolling interests	—	—	(14)	—	(14)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$32	$230	$167	$(397)	$32

Amounts have been recast for discontinued operations.

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	June 30, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$86	$4	$136	$—	$226
Receivables trade and other, net	1	30	611	—	642
Inventories	—	193	270	—	463
Other current assets	5	18	33	—	56
TOTAL CURRENT ASSETS	92	245	1,050	—	1,387
NET PROPERTY	12	140	247	—	399
GOODWILL	—	275	151	—	426
OTHER ASSETS	60	171	112	—	343
INVESTMENTS IN SUBSIDIARIES	1,415	298	—	(1,713)	—
TOTAL ASSETS	$1,579	$1,129	$1,560	$(1,713)	$2,555
CURRENT LIABILITIES
Short-term debt	$9	$—	$—	$—	$9
Accounts payable	35	222	518	—	775
Other current liabilities	131	58	135	—	324
TOTAL CURRENT LIABILITIES	175	280	653	—	1,108
LONG-TERM DEBT	1,039	1	8	—	1,048
RETIREMENT BENEFITS	917	—	100	—	1,017
INTERCOMPANY PAYABLE (RECEIVABLE)	363	(796)	433	—	—
OTHER LIABILITIES	60	168	87	—	315
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(975)	1,476	237	(1,713)	(975)
NONCONTROLLING INTERESTS	—	—	42	—	42
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,579	$1,129	$1,560	$(1,713)	$2,555

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	September 30, 2011
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$92	$4	$121	$—	$217
Receivables trade and other, net	1	24	687	—	712
Inventories	—	181	279	—	460
Other current assets	6	17	47	—	70
TOTAL CURRENT ASSETS	99	226	1,134	—	1,459
NET PROPERTY	9	138	274	—	421
GOODWILL	—	275	156	—	431
OTHER ASSETS	44	179	129	—	352
INVESTMENTS IN SUBSIDIARIES	1,265	154	—	(1,419)	—
TOTAL ASSETS	$1,417	$972	$1,693	$(1,419)	$2,663
CURRENT LIABILITIES
Short-term debt	$84	$—	$—	$—	$84
Accounts payable	52	225	564	—	841
Other current liabilities	92	67	169	—	328
TOTAL CURRENT LIABILITIES	228	292	733	—	1,253
LONG-TERM DEBT	942	—	8	—	950
RETIREMENT BENEFITS	953	—	143	—	1,096
INTERCOMPANY PAYABLE (RECEIVABLE)	202	(820)	618	—	—
OTHER LIABILITIES	87	165	73	—	325
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(995)	1,335	84	(1,419)	(995)
NONCONTROLLING INTERESTS	—	—	34	—	34
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,417	$972	$1,693	$(1,419)	$2,663

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(24)	$22	$24	$—	$22
INVESTING ACTIVITIES
Capital expenditures	(3)	(23)	(39)	—	(65)
Proceeds from sale of property	—	—	18	—	18
Other investing activities	—	1	2	—	3
Net cash flows provided by discontinued operations	—	—	28	—	28
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(3)	(22)	9	—	(16)
FINANCING ACTIVITIES
Repayment of notes and term loan	(85)	—	—	—	(85)
Proceeds from term loan	100	—	—	—	100
Debt issuance costs	(12)	—	—	—	(12)
Intercompany advances	18	—	(18)	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	21	—	(18)	—	3
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	—	—	—
CHANGE IN CASH AND CASH EQUIVALENTS	(6)	—	15	—	9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92	4	121	—	217
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86	$4	$136	$—	$226

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2011
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$146	$17	$(182)	$—	$(19)
INVESTING ACTIVITIES
Capital expenditures	(2)	(23)	(43)	—	(68)
Other investing activities	—	2	(1)	—	1
Net cash flows provided by (used for) discontinued operations	(15)	5	(56)	—	(66)
CASH USED FOR INVESTING ACTIVITIES	(17)	(16)	(100)	—	(133)
FINANCING ACTIVITIES
Intercompany advances	(146)	—	146	—	—
Other financing activities	6	—	—	—	6
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(140)	—	146	—	6
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	4	—	4
CHANGE IN CASH AND CASH EQUIVALENTS	(11)	1	(132)	—	(142)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	47	6	290	—	343
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36	$7	$158	$—	$201

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
Our sales for the third quarter of fiscal year 2012 were $1,113 million, down compared to $1,272 million in the prior year. We experienced a slowdown in sales volumes in all regions in which we operate compared to prior year third quarter volumes, other than in North America where the market has been strong through the current quarter. Our results from continuing operations for the quarter ended June 30, 2012 were significantly improved compared to the same quarter in the prior year. Income from continuing operations in the third quarter of fiscal year 2012 was $50 million, or $0.51 per diluted share, compared to income of $27 million, or $0.28 per diluted share, in the prior year. Net income for the third quarter of fiscal year 2012 was $49 million compared to net income of $17 million in the prior year. Our income from continuing operations and net income for the third quarter ended June 30, 2012 include a $16 million gain associated with the sale of excess land at our facility at Cwmbran, Wales.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the third quarter of fiscal year 2012 was $92 million compared to $103 million in the third quarter of fiscal year 2011. Our Adjusted EBITDA margin in the third quarter of fiscal year 2012 was 8.3 percent compared to 8.1 percent in the same period a year ago. Total Adjusted EBITDA decreased compared to the prior year primarily as a result of lower sales in third quarter of fiscal year 2012. The improvement in Adjusted EBITDA margin is due to key initiatives executed by the company during fiscal year 2012 including improved pricing and sale of our St. Priest, France manufacturing facility.
     On January 2, 2012, we completed the sale of our Commercial Truck manufacturing facility located in St. Priest, France to Renault Trucks SAS, an affiliate of AB Volvo. This transaction did not have a significant impact on our sales as production was absorbed by our remaining manufacturing facilities in Europe. During the first quarter of fiscal year 2012, we recognized non-cash charges of $19 million, including an asset impairment charge of $17 million for the disposal group, in connection with the then anticipated sale. In addition, other restructuring charges of approximately $5 million associated with employee headcount reduction and plant rationalization costs were recorded during the first nine months of fiscal year 2012.
     Cash flows provided by operating activities were $68 million in the third quarter of fiscal year 2012 compared to cash provided by operating activities of $25 million in the third quarter of the prior fiscal year. The increase in cash flows from operations is due to improvements in working capital and lower usage of cash by discontinued operations compared to the prior year, partially offset by higher pension contributions.
     Trends and Uncertainties
     Production Volumes
     The following table reflects estimated commercial vehicle production volumes for selected original equipment (OE) markets for the three months ended June 30, 2012 and 2011 based on available sources and management’s estimates.

	Three Months Ended June 30,		Percent
	2012	2011	Change
Commercial Vehicles (in thousands)
North America, Heavy-Duty Trucks	75	61	23%
North America, Medium-Duty Trucks	45	45	—%
United States, Trailers	62	52	19%
Western Europe, Heavy- and Medium-Duty Trucks	91	104	(13)%
South America, Heavy- and Medium-Duty Trucks	42	51	(18)%

MERITOR, INC.

We expect production volumes in North America to continue to remain at levels experienced since the second half of fiscal year 2011 (which were higher than they were during the first half of fiscal year 2011) and production volumes in Europe to continue to be at lower levels than those in fiscal year 2011. Beginning in second quarter of fiscal year 2012, production volumes in South America declined significantly as the industry transitioned to tighter emission standard requirements for commercial vehicles. The recovery of production volumes has been slower than previously expected, and we do not expect production volumes in South America to return to 2011 levels during fiscal year 2012. Production volumes in the Asia-Pacific region, more specifically China and India, have decreased compared to levels experienced in fiscal year 2011, and there is no certainty as to when these volumes will return to the levels previously experienced.
Sales for our primary military program were at their peak during the third quarter of fiscal year 2012. This program is expected to wind down over the next few years. We are working to secure our participation in new military programs with various OEMs. However, failure to secure new military contracts could have a longer-term negative impact on our Industrial Segment. In addition, even if sales of our military programs do return to historic levels, the levels of profitability on these sales could be lower than what we have recognized in recent periods.
Industry-Wide Issues
Our business continues to address a number of other challenging industry-wide issues including the following:

•	Continued strong demand for commercial truck production in North America and impact on the ability to support customer demand;

•	Uncertainty around the market outlook in South America, Europe, China and India;

•	Volatility in price and availability of steel, components and other commodities;

•	Disruptions in the financial markets and their impact on the availability and cost of credit;

•	Higher energy and transportation costs;

•	Consolidation and globalization of OEMs and their suppliers; and

•	Significant pension and retiree medical health care costs.
Other
Other significant factors that could affect our results and liquidity in fiscal year 2012 include:

•	Ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union;

•	Ability to work with our commercial truck customers to manage rapidly changing production volumes;

•	Ability to recover and timing of recovery of steel price and other cost increases from our customers;

•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;

•	A significant deterioration or slowdown in economic activity in the key markets in which we operate;

•	Higher than planned price reductions to our customers;

•	Potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges;

•	Higher than planned warranty expenses, including the outcome of known or potential recall campaigns;

•	Our ability to implement planned productivity, cost reduction, and other margin improvement initiatives;

•	Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewal negotiations;

•	Impact of currency exchange rate volatility in the markets in which we operate;

•	Restrictive government actions by foreign countries (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs).
NON-GAAP FINANCIAL MEASURES
In addition to the results reported in accordance with accounting principles generally accepted in the United States (GAAP), we have provided information regarding non-GAAP financial measures. These non-GAAP financial measures include Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share from continuing operations, Adjusted EBITDA, Adjusted EBITDA margin, Free cash flow and Free cash flow from continuing operations before restructuring payments.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Adjusted income from continuing operations	$37	$29	$80	$39
Restructuring costs	(3)	(7)	(30)	(15)
Gain on the sale of property	16	—	16	—
Other loss related to LVS divestitures	—	—	—	(2)
Gain on settlement of note receivable	—	5	—	5
Income from continuing operations	$50	$27	$66	$27
Adjusted diluted earnings per share from continuing operations	$0.38	$0.30	$0.82	$0.41
Impact of adjustments on diluted earnings per share	0.13	(0.02)	(0.14)	(0.13)
Diluted earnings per share from continuing operations	$0.51	$0.28	$0.68	$0.28

MERITOR, INC.

Free cash flow and Free cash flow from continuing operations before restructuring payments are reconciled to cash flows provided by (used for) operating activities below (in millions).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Cash provided by operating activities – continuing operations	$73	$44	$35	$37
Capital expenditures – continuing operations	(22)	(26)	(65)	(68)
Free cash flow – continuing operations	51	18	(30)	(31)
Cash used for operating activities – discontinued operations	(5)	(19)	(13)	(56)
Capital expenditures – discontinued operations	—	—	—	(6)
Free cash flow – discontinued operations	(5)	(19)	(13)	(62)
Free cash flow – total company	$46	$(1)	$(43)	$(93)
Free cash flow – continuing operations	$51	$18	$(30)	$(31)
Restructuring payments – continuing operations	5	3	15	10
Free cash flow from continuing operations before restructuring payments	$56	$21	$(15)	$(21)

MERITOR, INC.

   Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in “Results of Operations” below.
Results of Operations
The following is a summary of our financial results is (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
SALES:
Commercial Truck	$690	$770	$2,134	$2,038
Industrial	242	308	779	844
Aftermarket & Trailer	265	278	763	746
Intersegment Sales	(84)	(84)	(244)	(223)
SALES	$1,113	$1,272	$3,432	$3,405
SEGMENT EBITDA:
Commercial Truck	$48	$49	$144	$122
Industrial	20	21	53	56
Aftermarket & Trailer	25	36	73	81
SEGMENT EBITDA	93	106	270	259
Unallocated legacy and corporate costs (1)	(1)	(3)	(4)	(9)
ADJUSTED EBITDA	92	103	266	250
Interest expense, net	(25)	(22)	(72)	(73)
Provision for income taxes	(12)	(28)	(49)	(69)
Depreciation and amortization	(15)	(16)	(48)	(49)
Restructuring costs	(3)	(7)	(30)	(15)
Loss on sale of receivables	(1)	(3)	(7)	(6)
Gain on the sale of property	16	—	16	—
Other, net	—	5	—	3
Noncontrolling interests	(2)	(5)	(10)	(14)
INCOME FROM CONTINUING OPERATIONS, attributable to Meritor, Inc.	$50	$27	$66	$27
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax, attributable to Meritor, Inc.	(1)	(10)	(19)	5
NET INCOME attributable to Meritor, Inc.	$49	$17	$47	$32
DILUTED EARNINGS (LOSS) PER SHARE Attributable to Meritor, Inc.
Continuing operations	$0.51	$0.28	$0.68	$0.28
Discontinued operations	(0.01)	(0.10)	(0.20)	0.05
Diluted earnings per share	$0.50	$0.18	$0.48	$0.33
DILUTED AVERAGE COMMON SHARES OUTSTANDING	97.2	96.8	97.2	96.9

(1)
Unallocated legacy and corporate costs represent items that are not directly related to our business segments and include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability matters.

MERITOR, INC.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
   Sales
The following table reflects total company and business segment sales for the three months ended June 30, 2012 and 2011. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales (in millions).

					Dollar Change Due To
	June 30,		Dollar	%		Volume /
	2012	2011	Change	Change	Currency	Other
Sales:
Commercial Truck	$690	$770	$(80)	(10)%	$(47)	$(33)
Industrial	242	308	(66)	(21)%	(8)	(58)
Aftermarket & Trailer	265	278	(13)	(5)%	(10)	(3)
Intersegment Sales	(84)	(84)	—	—%	8	(8)
TOTAL SALES	$1,113	$1,272	$(159)	(13)%	$(57)	$(102)
     Commercial Truck sales were $690 million in the third quarter of fiscal year 2012, down 10 percent compared to the third quarter of fiscal year 2011. North American industry-wide production volumes for heavy-duty trucks increased 23 percent in the third quarter of fiscal year 2012 as compared to the same period a year ago. However, the increase in sales in North America associated with the higher production volumes was largely offset by lower sales in South America and Europe as industry-wide production volumes in these regions were down 18 percent and 13 percent, respectively. In South America, the industry transitioned to tighter emission standard requirements for commercial vehicles resulting in lower production volumes beginning in our second quarter of fiscal year 2012. The recovery of production volumes has been slower than previously expected, and we do not expect production volumes in South America to return to 2011 levels during fiscal year 2012. The effects of foreign currency exchange rates decreased sales by $47 million compared to the same period a year ago as the U.S. dollar strengthened against other currencies compared to the prior year.
     Industrial sales were $242 million in the third quarter of fiscal year 2012, a decrease of $66 million compared to the third quarter of fiscal year 2011. The decrease in sales is primarily due to lower sales in our Asia-Pacific region, primarily in China and India.
     Aftermarket & Trailer sales were $265 million in the third quarter of fiscal year 2012, slightly down from $278 million in the third quarter of fiscal year 2011. The decrease in sales is primarily due to the impact of foreign currency translation, which decreased sales by $10 million compared to the prior year. In addition, sales of our core aftermarket replacement products in the North American and European markets were lower, which were partially offset by higher sales of our products for trailer applications.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended June 30, 2012 was $981 million compared to $1,137 million in the prior year, representing a decrease of 14 percent. The decrease in costs of sales is primarily due to lower sales, which decreased by 13 percent, and the lower fixed costs resulting from the rationalization of our European manufacturing footprint as well as improvements in our operations. Total cost of sales was approximately 88 percent and 89 percent of sales for the three month periods ended June 30, 2012 and 2011, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during third quarter of fiscal year 2012 compared to the same quarter in the prior year (in millions):

Cost of Sales
Quarter ended June 30, 2011	$1,137
Volume, mix and other, net	(105)
Foreign exchange	(51)
Quarter ended June 30, 2012	$981

MERITOR, INC.

     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Lower material costs	$(123)
Lower labor and overhead costs	(34)
Other, net	1
Total decrease in costs of sales	$(156)
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended June 30, 2012 decreased by approximately $123 million compared to the same period last year primarily as a result of lower sales. Global steel prices were relatively stable in the third quarter of fiscal year 2012 as compared to the third quarter of fiscal year 2011.
     Labor and overhead costs decreased by $34 million compared to the same period in the prior year. The decrease was primarily due to lower sales in the third quarter of fiscal year 2012. In addition, savings associated with the rationalization of our European manufacturing operations, including the sale of the St. Priest, France facility, as well as continuous improvement initiatives contributed to the decrease in labor and overhead costs.
     Gross profit for the three months ended June 30, 2012 was $132 million compared to $135 million in the same period last year. Gross profit, as a percentage of sales, for the quarter ended June 30, 2012 was 11.9 percent compared to 10.6 percent for the three months ended June 30, 2011. Gross margins improved in the third quarter of fiscal year 2012 primarily due to improvements in Commercial Truck pricing and rationalization of the European manufacturing footprint.
Other Income Statement Items
     Selling, general and administrative expenses for the three months ended June 30, 2012 and 2011 are summarized as follows (in millions):

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(1)	(0.1)%	$(3)	(0.2)%	$(2)	(0.1)pts
Short- and long-term variable
compensation	(5)	(0.5)%	(7)	(0.6)%	(2)	(0.1)pts
All other SG&A	(62)	(5.5)%	(62)	(4.9)%	—	0.6pts
Total SG&A	$(68)	(6.1)%	$(72)	(5.7)%	$(4)	0.4pts
    All other SG&A represents normal selling, general and administrative expense and was relatively flat in total. The increase in all other SG&A as a percentage of sales compared to the third quarter of fiscal year 2011 was due to lower sales in the current year.
     Restructuring costs of $3 million were recorded during the quarter ended June 30, 2012 compared to $7 million a year ago. Restructuring costs recognized in the third quarter of fiscal year 2012 were associated with the European headcount reduction plan, which was approved in the second quarter of fiscal year 2012 in response to ongoing economic weakness and uncertainty in the European region. Remaining anticipated costs under this plan are approximately $2 million and are expected to be incurred during the remainder of fiscal year 2012. Restructuring costs recognized in the third quarter of fiscal year 2011 were primarily associated with employee headcount reductions at our St. Priest, France manufacturing facility.
Gain on sale of property of $16 million was recognized during the third quarter of fiscal year 2012. This gain is associated with the sale of excess land at our facility at Cwmbran, Wales.
     Operating income for the third quarter of fiscal year 2012 was $76 million, compared to $56 million in the prior year. Key items impacting operating income are discussed above.
     Equity in earnings of affiliates was $12 million in the third quarter of fiscal year 2012, compared to $21 million in the same period in the prior year. The decrease is primarily due to lower earnings from our affiliates in South America resulting from the impact of the commercial vehicle industry transitioning to tighter emission standard requirements and the impact of foreign currency translations, partially offset by higher earnings from our affiliate in the United States.

MERITOR, INC.

     Interest expense, net for the third quarter of fiscal year 2012 was $25 million, compared to $22 million in the prior year. The increase in interest expense is due to amortization of incremental fees associated with the renewal of our revolving credit facility during the third quarter of fiscal year 2012 and write-off of previously deferred fees in connection with the termination of our existing U.S. accounts receivable securitization program. In conjunction with entering into a new $100 million U.S. accounts receivables securitization facility, the company terminated its existing U.S. accounts receivable securitization program provided by Ally Bank during the third quarter (see Note 9 to the consolidated financial statements).
    Provision for income taxes was $12 million in the third quarter of fiscal year 2012 compared to $28 million in the third quarter of fiscal year 2011. In the third quarter of fiscal year 2012, our effective tax rate was 19 percent compared to 47 percent in the prior year. Favorably impacting our effective tax rate in the three months ended June 30, 2012 were lower losses in jurisdictions where no tax expense is recognized and lower earnings in jurisdictions in which we recognize tax expense. We expect our effective tax rate to continue to be at more normalized levels through the remainder of fiscal year 2012.
Income from continuing operations (before noncontrolling interests) for the third quarter of fiscal year 2012 was $52 million, compared to income of $32 million, in the prior year. The reasons for the improvement are discussed above.
     Loss from discontinued operations was $1 million in the third quarter of fiscal year 2012, compared to $10 million in the same period in the prior year. Significant items included in results from discontinued operations in the third quarter of fiscal year 2012 and 2011 include the following:

	Three Months Ended June 30,
	2012	2011
Operating loss	$—	$(1)
Other, net	(3)	(7)
Loss before income taxes	(3)	(8)
Provision for income taxes	2	(2)
Loss from discontinued operations attributable to Meritor, Inc.	$(1)	$(10)

Operating loss from discontinued operations represents operating activities of the businesses included in discontinued operations.
     Other: Other primarily relates to charges for changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale.
     Net income attributable to Meritor, Inc. was $49 million for the third quarter of fiscal year 2012 compared to income of $17 million in the third quarter of fiscal year 2011. Various factors impacting the net income are previously discussed.
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
     The following table reflects Segment EBITDA and Segment EBITDA margins for the three months ended June 30, 2012 and 2011 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	June 30,			June 30,
	2012	2011	$ Change	2012	2011	Change
Commercial Truck	$48	$49	$(1)	7.0%	6.4%	0.6pts
Industrial	20	21	(1)	8.3%	6.8%	1.5pts
Aftermarket & Trailer	25	36	(11)	9.4%	12.9%	(3.5)pts
Segment EBITDA	$93	$106	$(13)	8.4%	8.3%	0.1pts

MERITOR, INC.

Significant items impacting year-over-year Segment EBITDA include the following:

	Commercial Truck	Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Quarter ended June 30, 2011	$49	$21	$36	$106
Lower earnings from unconsolidated affiliates	(5)	(1)	(3)	(9)
Lower pension and retiree medical costs	2	1	—	3
Foreign exchange - transaction and translation	(14)	(2)	(3)	(19)
Volume, mix, pricing and other, net	16	1	(5)	12
Segment EBITDA – Quarter ended June 30, 2012	$48	$20	$25	$93

Commercial Truck Segment EBITDA was $48 million in the third quarter of fiscal year 2012, down $1 million compared to the same period in the prior year. Segment EBITDA margin increased to 7.0 percent compared to 6.4 percent in the prior year. The increase in Segment EBITDA margin reflects improvements in pricing and lower fixed costs resulting from the rationalization of our European manufacturing footprint, primarily the sale of our St. Priest, France manufacturing facility in the second quarter of fiscal year 2012. The favorable impact of these items was partially offset by the adverse impact of geographic sales mix, including lower sales in South America due to the impact of commercial vehicle industry transitioning to tighter emission standards, unfavorable foreign currency translation and lower earnings from our unconsolidated joint venture in South America as compared to the same period a year ago.
     Industrial Segment EBITDA was $20 million in the third quarter of fiscal year 2012, down $1 million compared to the prior year. The impact of lower sales in the Asia-Pacific region, primarily China and India, and lower sales associated with the Caiman defense program, was more than offset by higher FMTV sales and higher pricing on products associated with certain military and non-military programs. These changes resulted in significant improvements in our Segment EBITDA margins which increased to 8.3 percent in the third quarter of fiscal year 2012 compared to 6.8 percent in the prior year.
     Aftermarket & Trailer Segment EBITDA was $25 million in the third quarter of fiscal year 2012, down $11 million compared to the same period in the prior year. The decrease in Segment EBITDA is due to lower earnings from our core aftermarket products in all regions primarily related to higher material costs, lower earnings from our unconsolidated trailer joint venture in Brazil and the impact of foreign currency translation.
Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011
Sales
The following table reflects total company and business segment sales for the nine months ended June 30, 2012 and 2011. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions).

					Dollar Change Due To
	June 30,		Dollar	%		Volume
	2012	2011	Change	Change	Currency	/ Other
Sales:
Commercial Truck	$2,134	$2,038	$96	5%	$(83)	$179
Industrial	779	844	(65)	(8)%	(17)	(48)
Aftermarket & Trailer	763	746	17	2%	(14)	31
Intersegment Sales	(244)	(223)	(21)	(9)%	15	(36)
TOTAL SALES	$3,432	$3,405	$27	1%	$(99)	$126

MERITOR, INC.

Commercial Truck sales were $2,134 million in the first nine months of fiscal year 2012, up 5 percent from the same period of fiscal year 2011. The effects of foreign currency exchange rates decreased sales by $83 million compared to the same period a year ago. Excluding the effects of foreign currency, sales increased by $179 million or 9 percent. North American industry-wide production volumes for heavy- and medium-duty trucks increased 33 percent in the first nine months of fiscal year 2012 as compared to the same period a year ago. However, the increase in sales in North America associated with the higher production volumes was partially offset by lower sales in South America and Europe as industry-wide production volumes in these regions decreased compared to the same period in the prior year. In South America, the industry transitioned to tighter emission standard requirements for commercial vehicles resulting in lower production volumes beginning in our second quarter of fiscal year 2012. The recovery of production volumes in South America has been slower than previously expected, and we do not expect these production volumes to return to 2011 levels during fiscal year 2012.
     Industrial sales were $779 million in the first nine months of fiscal year 2012, down from $844 million in the first nine months of fiscal year 2011. The decrease in sales was due to lower sales in the Asia-Pacific region, primarily China, and lower sales from Caiman and other non-FMTV defense programs as compared to the same period in the prior year, partially offset by higher sales in our FMTV defense program.
     Aftermarket & Trailer sales were $763 million in the first nine months of fiscal year 2012, up 2 percent from the same period of fiscal year 2011. The increase in sales is primarily due to higher sales of our core aftermarket replacement products and products for trailer applications in North America, partially offset by lower sales of core aftermarket replacement products in Europe.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the nine months ended June 31, 2012 was $3,060 million compared to $3,047 million in the prior year. Total cost of sales were approximately 89.2 percent of sales in the nine months periods ended June 30, 2012 compared to 89.5 percent in the same period a year ago.
     The following table summarizes significant factors contributing to the changes in costs of sales for the nine months ended June 30, 2012 compared to the same period in the prior year (in millions):

Cost of Sales
Nine months ended June, 2011	$3,047
Volume, mix and other, net	97
Foreign exchange	(84)
Nine months ended June 30, 2012	$3,060
Changes in the components of cost of sales year over year are summarized as follows:

Higher material costs	$22
Lower labor and overhead costs	(12)
Other	3
Total increase in costs of sales	$13

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the nine months ended June 30, 2012 increased by approximately $22 million compared to the same period last year, primarily as a result of rising steel prices after the first quarter of fiscal year 2011.
Labor and overhead costs decreased by $12 million compared to the same period in the prior year. The decrease was primarily due to the savings associated with the rationalization of our European manufacturing operations, including the sale of the St. Priest, France facility, as well as continuous improvement initiatives.
As a result of the above, gross profit for the nine months ended June 30, 2012 was $372 million compared to $358 million in the same period last year. Gross margins increased to 10.8 percent for nine months ended June 30, 2012 compared to 10.5 percent in the same period a year ago.

MERITOR, INC.

Other Income Statement Items
     Selling, general and administrative expenses for the nine months ended June 30, 2012 and 2011 are summarized as follows (in millions):

	Nine Months Ended		Nine Months Ended
	June 30, 2012		June 30, 2011		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(7)	(0.2)%	$(6)	(0.2)%	$1	—pts
Short- and long-term variable compensation	(14)	(0.4)%	(20)	(0.6)%	(6)	(0.2)pts
Charge for legal contingency	(6)	(0.2)%	—	—%	6	0.2pts
All other SG&A	(178)	(5.2)%	(186)	(5.4)%	(8)	(0.2)pts
Total SG&A	$(205)	(6.0)%	$(212)	(6.2)%	$(7)	(0.2)pts

Included in selling, general and administrative expenses in the first nine months of fiscal year 2012 are $6 million of charges for a legal contingency (see Note 20 of the Notes to Consolidated Financial Statements under Item 1. Financial Statements). All other SG&A represents normal selling, general and administrative expenses. The overall decrease in all other SG&A expense, as well as the decrease as a percentage of sales, compared to the first nine months of fiscal year 2011 is a result of our continuing efforts to control costs.
     Restructuring costs of $30 million were recognized during the nine months ended June 30, 2012 compared to $15 million in the prior year. Restructuring costs in the first nine months of fiscal year 2012 include $24 million recognized in our Commercial Truck segment in connection with the January 2012 sale of our St. Priest, France manufacturing facility to Renault Trucks SAS. These costs included non-cash charges of $19 million recognized in the first quarter of fiscal year 2012, of which $17 million relate to impairments of assets held for sale at December 31, 2011. In addition, we recognized $5 million of costs associated with employee headcount reductions and facility rationalization actions. During the second quarter of fiscal year 2012, we approved a European headcount reduction plan in response to the ongoing economic weakness and uncertainty in that region and recognized approximately $4 million of restructuring costs associated with this plan in the first nine months of fiscal year 2012. The remaining restructuring costs incurred during the first nine months of fiscal year 2012 were associated with the company’s previously announced executive headcount reduction. Restructuring costs recognized in the first nine months of fiscal year 2011 were primarily associated with employee headcount reductions at our St. Priest, France manufacturing facility.
Gain on sale of property of $16 million was recognized during the first nine months of fiscal year 2012. This gain is associated with the sale of excess land at our facility in Cwmbran, Wales.
     Operating income for the first nine months of fiscal year 2012 was $150 million compared to $129 million in the prior year. Key items impacting operating income are previously discussed.
     Equity in earnings of affiliates was $41 million in the first nine months of fiscal year 2012, compared to $51 million in the same period in the prior year. The decrease is due to lower earnings from our affiliates in South America as the industry transitioned to tighter emission standard requirements for commercial vehicles resulting in lower sales, partially offset by higher earnings from our affiliates in the United States and Mexico.
Interest expense, net for the first nine months of fiscal year 2012 was $72 million, compared to $73 million in the prior fiscal year’s first nine months.
     Provision for income taxes in the first nine months of fiscal year 2012 was $49 million compared to $69 million in the same period in the prior year. In the first nine months of fiscal year 2012, our effective tax rate was 39 percent compared to 63 percent in the prior year. Favorably impacting our effective tax rate in the nine months ended June 30, 2012 were lower losses in jurisdictions where no tax expense is recognized. We expect our effective tax rate to decline to more normalized levels during fiscal year 2012. We are recognizing valuation allowances against our deferred tax assets in certain jurisdictions, primarily the United States and Europe until we can generate sufficient income to support such deferred tax assets.
     Income from continuing operations (before noncontrolling interests) for the first nine months of fiscal year 2012 was $76 million, compared to $41 million in the prior year. The reasons for the improvement are previously discussed.

MERITOR, INC.

Loss from discontinued operations was $19 million in the first nine months of fiscal year 2012, compared to income of $5 million in the same period in the prior year. Significant items included in results from discontinued operations in the first nine months of fiscal years 2012 and 2011 include the following:

	Nine Months Ended June 30,
	2012	2011
Operating income, net	$—	$12
Gain (loss) on sale of business, net	(1)	19
Restructuring costs	(1)	(7)
Charge for legal contingency	(9)	—
Environmental remediation charges	(2)	(1)
Other, net	(9)	(14)
Income (loss) before income taxes	(22)	9
Benefit (provision) for income taxes	3	(4)
Net income (loss) from discontinued operations attributable to Meritor, Inc.	$(19)	$5
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
Charge for legal contingency: On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that several filter manufacturers and their affiliated corporate entities, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The cases have been consolidated into a multi-district litigation proceeding in Federal court for the Northern District of Illinois. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. On January 19, 2012, counsel for the defendants and counsel for all purported class plaintiffs participated in a settlement conference that was facilitated by the magistrate for the judge in the multi-district litigation. None of the parties were able to reach any agreement at that conference. In February 2012 the other remaining defendants reached preliminary settlement with all plaintiffs for $13 million, leaving the company as the sole remaining defendant. These preliminary settlements were allocated 65 percent to the direct purchasers and 35 percent to the remaining plaintiffs. Based on management’s assessment, the company recognized a $9 million liability in discontinued operations at March 31, 2012 for this matter. In April 2012, the company settled with indirect purchasers for $3.1 million. The company believes it has meritorious defenses against the claims raised in all of these actions and intends to vigorously defend itself. However, there is considerable uncertainty around the potential outcomes in a jury trial, and if this matter were to proceed to trial and were ultimately decided by a jury in favor of plaintiffs, it is possible that awarded damages could materially exceed the recorded liability by an amount that the company is unable to reasonably estimate at this time.
     Other: Other primarily relates to charges for changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale. Also included in the other charges are LVS divestiture costs related to actions in connection with the separation of the LVS businesses from the company.
     Net income attributable to noncontrolling interests for the first nine months of fiscal year 2012 was $10 million compared to $14 million for the same period of fiscal year 2011. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated joint ventures.
     Net income attributable to Meritor, Inc. was $47 million for the nine month period ended June 30, 2012 compared to $32 million for the nine month period ended June 30, 2011. The reasons for the change are previously discussed.

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
     The following table reflects Segment EBITDA and EBITDA margins for the nine months ended June 30, 2012 and 2011 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	June 30,			June 30,
	2012	2011	$ Change	2012	2011	Change
Commercial Truck	$144	$122	$22	6.7%	6.0%	0.7%
Industrial	53	56	(3)	6.8%	6.6%	0.2%
Aftermarket & Trailer	73	81	(8)	9.6%	10.9%	(1.3)%
Segment EBITDA	$270	$259	$11	7.9%	7.6%	0.3%
Significant items impacting year over year Segment EBITDA include the following:

	Commercial Truck	Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Nine months ended June 30, 2011	$122	$56	$81	$259
Lower earnings from unconsolidated affiliates	(5)	—	(5)	(10)
Lower pension and retiree medical costs	4	3	1	8
Foreign exchange - transaction and translation	(23)	(4)	(5)	(32)
Volume, mix, pricing and other, net	46	(2)	1	45
Segment EBITDA – Nine months ended June 30, 2012	$144	53	73	270
Commercial Truck Segment EBITDA was $144 million in the first nine months of fiscal year 2012, up $22 million compared to the same period in the prior year. Segment EBITDA margin increased to 6.7 percent compared to 6.0 percent in the prior year. The increase in Segment EBITDA and Segment EBITDA margin is primarily attributable to improvements in pricing and lower fixed costs resulting from the rationalization of our European manufacturing footprint, primarily the sale of our St. Priest, France manufacturing facility, in the second quarter of fiscal year 2012. In addition, North American industry-wide production volumes for heavy- and medium-duty trucks increased 33 percent in the first nine months of fiscal year 2012 as compared to the same period a year ago resulting in improvement in Segment EBITDA. The increase in Segment EBITDA and Segment EBITDA margin attributable to these items was partially offset by the adverse impact of geographic sales mix, including lower sales in South America due to the impact of commercial vehicle industry transitioning to tighter emission standards, lower earnings from our unconsolidated joint ventures and unfavorable foreign currency translation (primarily associated with the Brazilian Real).
     Industrial Segment EBITDA was $53 million in the first nine months of fiscal year 2012, down $3 million compared to the prior year. The favorable impact of pricing adjustments related to products associated with certain military and non-military programs, and higher sales for the FMTV defense program was more than fully offset by the decrease in sales for the Caiman and other military programs and lower sales in the Asia-Pacific region during the first nine months of fiscal year 2012.
     Aftermarket & Trailer Segment EBITDA was $73 million in the first nine months of fiscal year 2012, down $8 million compared to the same period in the prior year. The decrease in Segment EBITDA is due to lower earnings from our core aftermarket products primarily related to higher material costs, lower earnings from our unconsolidated trailer joint venture in Brazil and the impact of foreign currency translation.

MERITOR, INC.

Financial Condition
Cash Flows (in millions)

	Nine Months Ended June 30,
	2012	2011
OPERATING CASH FLOWS
Income from continuing operations	$76	$41
Depreciation and amortization	48	49
Restructuring costs	30	15
Pension and retiree medical expense	40	53
Equity in earnings of affiliates	(41)	(51)
Gain on sale of property	(16)	—
Dividends received from equity method investments	35	30
Pension and retiree medical contributions	(104)	(54)
Restructuring payments	(15)	(10)
Increase in working capital	(54)	(204)
Changes in sale of receivables	16	134
Other, net	20	34
Cash flows provided by continuing operations	35	37
Cash flows used for discontinued operations	(13)	(56)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$22	$(19)
     Cash provided by operating activities for the first nine months of fiscal year 2012 was $22 million, compared to cash used of $19 million in the same period of fiscal year 2011. The increase in cash provided by operations was a result of higher earnings, improvements in working capital and lower utilization of cash flows used by discontinued operations. This impact was partially offset by higher pension and retiree medical contributions in the first nine months of fiscal year 2012 compared to the same period a year ago.

	Nine Months Ended June 30,
	2012	2011
INVESTING CASH FLOWS
Capital expenditures	$(65)	$(68)
Proceeds from sale of property	18	—
Other investing activities, net	3	1
Net investing cash flows provided by (used for) discontinued operations	28	(66)
CASH USED FOR INVESTING ACTIVITIES	$(16)	$(133)
     Cash used by investing activities was $16 million in the first nine months of fiscal year 2012 compared to cash used by investing activities of $133 million in the the same period a year ago. Proceeds from sale of property are related to the sale of excess land at our Commercial Truck facility at Cwmbran, Wales. Investing cash flows provided by discontinued operations in the first nine months of fiscal year 2012 include $27 million of cash received from the purchaser of our Body Systems business. We received $24 million, net of tax withholdings, of cash balances which were held at Body Systems entities in China and Brazil at the time of sale, and which the company was entitled to receive as these balances became available for distribution from those jurisdictions. We also received $3 million for the first installment on the note receivable, which was issued at the time of sale as part of the purchase consideration.
Net investing cash flows used for discontinued operations in the prior year include $50 million related to the divestiture of our Body Systems business, including the cash outflow of $33 million of cash held at the time of sale in China and Brazil and $15 million of transaction costs. Also included in net investing cash flows used by discontinued operations in the prior year was a $15 million capital contribution made prior to the sale of our chassis operations in Bonneval, France and $6 million capital expenditures in our Body Systems business in the first quarter of fiscal year 2011.

MERITOR, INC.

	Nine Months Ended June 30,
	2012	2011
FINANCING CASH FLOWS
Repayment of notes and term loan	$(85)	$—
Proceeds from term loan	100	—
Debt issuance costs	(12)	—
Other financing activities	—	6
CASH PROVIDED BY FINANCING ACTIVITIES	$3	$6
     Cash provided by financing activities was $3 million for the first nine months of fiscal year 2012 compared to $6 million in the first nine months of fiscal year 2011. In the second quarter of fiscal year 2012, we retired the remaining $84 million of outstanding 8-3/4 percent notes due 2012 at par value. In the third quarter of fiscal year 2012, we entered into a new five-year term loan agreement as part of the amendment and extension of our revolving credit facility and borrowed $100 million under the term loan. During the third quarter of fiscal year 2012, we made the first repayment under the new term loan in the amount of $1 million. Further information about the term loan is discussed in "Liquidity" below. Debt issuance costs of $12 million in the first nine months of fiscal year 2012 were related to fees associated with the amendment and extension of our revolving credit facility and the new term loan agreement.
Liquidity
Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	June 30,	September 30,
	2012	2011
Fixed-rate debt securities	$496	$580
Fixed-rate convertible notes	500	500
Term loan	99	—
Unamortized discount on convertible notes	(60)	(68)
Unamortized gain on interest rate swap termination	10	14
Lines of credit and other	12	8
Total debt	$1,057	$1,034
     Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2012 capital expenditures for our business segments to be in the range of $90 million to $100 million. In addition, we currently expect restructuring cash costs to be approximately $20 million in fiscal year 2012, although we will continue to evaluate the performance of our global operations and may enact further restructuring if conditions warrant such actions.
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

MERITOR, INC.

Sources of liquidity as of June 30, 2012, in addition to cash on hand, are as follows:

	Total Facility Size	Unused as of 6/30/12	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$429	$428	April 2017(1)
Committed U.S. accounts receivable securitization(2)	100	100	June 2015
Total on-balance sheet arrangements	529	528
Off-balance sheet arrangements:(2) (3)
Swedish Factoring Facility	187	9	June 2013
U.S. Factoring Facility	75	2	October 2012
U.K. Factoring Facility	31	16	February 2013
Italy Factoring Facility	37	20	June 2017
Other uncommitted factoring facilities	25	13	Various
Letter of credit facility	30	—	November 2015
Total off-balance sheet arrangements	385	60
Total available sources	$914	$588

(1)
The availability under the revolving credit facility is subject to a collateral test as discussed under “Revolving Credit Facility” below. On April 23, 2012, we entered into an agreement to amend and extend the revolving credit facility through April 2017 (with a springing maturity date of 2015 under certain circumstances). See further discussion below under “Revolving Credit Facility”.

(2)	Availability subject to adequate eligible accounts receivable available for sale.

(3)	Off-balance sheet arrangements exclude availability under our French Factoring Facility, which has ramped down after the sale of our St. Priest, France manufacturing facility.
Cash and Liquidity Needs – Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At June 30, 2012, we had $226 million in cash and cash equivalents.
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
     Debt Repurchase Program – On April 26, 2012, our Board of Directors approved a repurchase program for up to $150 million of any of our public debt securities (including without limitation convertible debt securities) from time to time through open market purchases or privately negotiated transactions or otherwise, subject to necessary approvals, including further approval by a specified committee of the Board. On May 24, 2012, such committee of the Board approved repurchases of up to $50 million under this program from time to time until December 15, 2012.
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

MERITOR, INC.

On April 23, 2012, we amended and restated our revolving credit facility. Pursuant to the revolving credit facility agreement as amended, we have a $429 million revolving credit facility, $14 million of which matures in January 2014 for a bank not electing to extend its commitments under the revolving credit facility existing at March 31, 2012 and the remaining $415 million of which matures in April 2017. The April 2017 maturity date is also subject to the following springing maturity conditions: if on June 1, 2015, the outstanding principal amount of our $250 million bonds due 2015 is greater than $100 million, the maturity date becomes June 10, 2015, and if on November 1, 2015, the outstanding principal amount of our $300 million 4.625 percent convertibles notes due 2026 is greater than $100 million and the conversion price of $20.98 is greater than the then current Meritor common stock price, the maturity date becomes November 15, 2015. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants.
No borrowings were outstanding under the revolving credit facility at June 30, 2012 and September 30, 2011. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2012, $1 million of letters of credit were outstanding under the revolving credit facility. No letters of credit were outstanding on September 30, 2011. At certain times during any given month, we could draw on our revolving credit facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay borrowing under the facility. Accordingly, during any given month, we may draw down on this facility in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
     Availability under the amended and extended revolving credit facility is subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. The availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1.00 as of the last day of the fiscal quarter commencing with the fiscal quarter ending on or about March 31, 2012 through and including the fiscal quarter ending on or about September 30, 2012, (ii) 2.25 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending on or about December 31, 2012 through and including the fiscal quarter ending on or about September 30, 2013, and (iii) 2.00 to 1.00 as of the last day of each fiscal quarter thereafter. At June 30, 2012, we were in compliance with all covenants under our credit agreement with a ratio of approximately 0.54x for the priority debt-to-EBITDA covenant.
     Borrowings under the revolving credit facility are collateralized by approximately $645 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating for the senior secured facilities. At June 30, 2012, the margin over LIBOR rate was 425 basis points and the commitment fee was 50 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 325 basis points.
Certain of the company's subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company's indentures (see Note 23 to the consolidated financial statements).
Term Loan – As part of the amendment and restatement of our revolving credit facility, on April 23, 2012, we also entered into a $100 million term loan agreement with a maturity date of April 23, 2017. The maturity date of April 23, 2017 is also subject to springing maturity conditions discussed under "Revolving Credit Facility" above. The term loan will amortize over a period of 5 years from the effective date as follows: $5 million principal to be repaid during year one; $10 million principal to be repaid in each of the years two, three and four; and the remaining principal balance to be paid in year five. Payments will be made on a quarterly basis for the duration of the term loan. As of the effective date of the term loan, the margin over LIBOR rate was 425 basis points. We have the ability to prepay the term loan at any time without penalty or premium. At June 30, 2012, the outstanding balance of the term loan was $99 million.

MERITOR, INC.

New U.S. Securitization Program – On June 18, 2012, we entered into a new $100 million U.S. accounts receivables securitization facility, which expires on June 18, 2015. This program is provided by PNC Bank, National Association (PNC), as Administrator, Market Street Funding, LLC, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility and certain other receivables) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At June 30, 2012, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to our priority-debt-to-EBITDA ratio, which is same as the corresponding covenant in our revolving credit facility as it exists on the date of the agreement and a cross default to our revolving credit facility. At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
     At March 31, 2012, we had a $125 million U.S. accounts receivables financing arrangement which was provided on a committed basis by a syndicate of financial institutions led by Ally Commercial Finance LLC, which was due to expire in October 2013. In connection with entering into the new U.S. Securitization Program discussed above, we terminated this receivables financing arrangement on June 18, 2012. No amount were outstanding under this program at June 30, 2012 and September 30, 2011.
     Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions at our various U.S. locations. Under this arrangement, we can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 575 basis points per annum. Under this arrangement, we can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of June 30, 2012, we had $4 million outstanding under these arrangements.
     Letter of Credit Facilities – We have a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At June 30, 2012 and September 30, 2011, we had $30 million of letters of credit outstanding under this facility. In addition, we had another $17 million and $2 million of letters of credit outstanding through other letters of credit facilities at June 30, 2012 and September 30, 2011, respectively.
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
     Credit Ratings – At June 30, 2012, Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company are B, BB- and B-, respectively. Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company are B2, Ba2 and B3, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at June 30, 2012, of approximately $295 million, of which $283 was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $12 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, unused amounts and expiration dates for each of these programs are shown in the table above under "Overview."

MERITOR, INC.

The Swedish, French and U.S. factoring facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through April 2013 for the Swedish and French facilities and October 2012 for the U.S. facility. We expect to renew the U.S. facility prior to its October 2012 maturity. The U.K and Italy factoring facilities mature in February 2013 and June 2017, respectively. The commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the French, the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
Since many of our accounts receivable factoring programs support our working capital requirements in Europe, we are monitoring developments with respect to the European monetary union. If the European monetary union were to dissolve and we were unable to renegotiate our European factoring agreements it could have a material adverse effect on our liquidity.
Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 20 of the Notes to Condensed Consolidated Financial Statements.
New Accounting Pronouncements
   Accounting standards implemented during fiscal year 2012
In September 2011, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2011-08: Testing Goodwill for Impairment. Under the revised guidance, entities testing for goodwill impairment have an option of performing a qualitative assessment before calculating the fair value for the reporting unit, i.e., Step 1 of the goodwill impairment test. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the first step of the two-step impairment test would be required. If it is not more-likely-than-not that the fair value of the reporting unit is less than the carrying value, then goodwill is not considered to be impaired. ASU No. 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill at least annually for impairment. This ASU is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We have adopted the revised guidance provided in this ASU effective with the second quarter of fiscal year 2012 and have started applying it accordingly. The adoption of this new guidance did not have any significant effect on our goodwill impairment assessments.
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

MERITOR, INC.

As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For the third quarter of fiscal year 2012, our reported financial results have been adversely affected by the appreciation of the U.S. dollar against foreign currencies whereas for fiscal year 2011, our reported financial results benefited from depreciation of the U.S. dollar against foreign currencies.
     We use foreign currency forward contracts to mitigate the earnings exposures arising from foreign currency exchange risk on foreign currency purchases and sales. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under this cash flow hedging program, we designate the foreign currency contracts (the contracts) as cash flow hedges of underlying foreign currency forecasted purchases and sales. The effective portion of changes in the fair value of the contracts is recorded in Accumulated Other Comprehensive Loss (AOCL) in the statement of shareowners’ equity and is recognized in operating income when the underlying forecasted transaction impacts earnings. The contracts generally mature within 12 months.
     We generally have not hedged against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. However, in the first quarter of fiscal year 2012 and fourth quarters of fiscal years 2011 and 2010, due to the volatility of the Brazilian real as compared to the U.S. dollar, we entered into foreign currency option contracts to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts are recorded in other income (expense), net, in the consolidated statement of income, generally reducing the exposure to translation volatility during a full-year period. The impact of these option contracts was not significant to our results of operations or financial position at June 30, 2012.
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
Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$(2.4)	$2.4	Fair Value
Forward contracts in Euro(1)	(2.3)	2.3	Fair Value
Foreign currency denominated debt	0.7	(0.7)	Fair Value
	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt - fixed rate	$(29.0)	$30.5	Fair Value
Debt – variable rate(2)	(0.5)	0.5	Cash flow

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

At June 30, 2012 a 10% decrease in quoted currency exchange rates would result in a potential loss of approximately $1 million in foreign currency denominated debt.
At June 30, 2012 the fair value of outstanding debt was approximately $1,042 million. A 50 basis points decrease in quoted interest rates would result in an increase in the fair value of fixed rate debt by approximately $31 million.

(2)	Includes domestic and foreign debt.

Index

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
     In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

MERITOR, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth below and as set forth in this Quarterly Report under Note 20 “Contingencies”, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2011 and those reported in the Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2011 and March 31, 2012.
On October 5, 2006, Meritor Transmission Corporation and ZF Meritor LLC, a joint venture between a Meritor, Inc. subsidiary and ZF Friedrichshafen AG filed a lawsuit against Eaton Corporation in the United States District Court for the District of Delaware, alleging that Eaton had engaged in exclusionary, anticompetitive conduct in the markets for heavy-duty truck transmissions, in violation of the U.S. antitrust laws and seeking an injunction prohibiting Eaton from engaging in such anticompetitive conduct and monetary damages. On October 8, 2009, the jury found that Eaton engaged in conduct that violated the Sherman and Clayton antitrust acts in the sale and marketing of heavy-duty truck transmissions. The jury did not address the amount of damages. The district court denied Eaton’s motion to overturn the jury verdict on March 10, 2011, awarded ZF Meritor zero dollars in damages on August 4, 2011, and issued a limited injunction, stayed pending appeal, against Eaton on August 19, 2011. The jury verdict, the district court’s October 20, 2009 entry of judgment on the verdict, and other district court orders are now the subject of consolidated appeals before the Third Circuit Court of Appeals. On June 26, 2012, the Third Circuit Court of Appeals heard oral argument on the appeals and the parties are awaiting the court’s rulings.
Item 1A. Risk Factors
     There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2011 and March 31, 2012 and the Annual Report on Form 10-K, for the fiscal year ended September 30, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer repurchases
     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of Part II of this Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the third quarter of 2012.
Item 5. Other Information
As previously disclosed, on March 15, 2012, a subsidiary of the the company, Meritor Heavy Vehicle Systems Cameri S.P.A. (the "Italian Subsidiary"), entered into an arrangement to sell the Italian Subsidiary's trade receivables from AB Volvo and AB Volvo's European subsidiaries (the"March Facility"). Under this arrangement, the Italian Subsidiary may sell, at any point in time, up to €30 million of eligible trade receivables.
On June 18, 2012, in order to achieve a technical amendment to the above facility which would change the purchaser of the receivables, the March facility was terminated and the Italian Subsidiary entered into a new facility with the same terms as the March facility except for the technical change described above, which was not material. Except as so revised, the facility entered into on June 18, 2012 and filed with this Form 10-Q is as previously described in the company's Form 8-K filed on March 15, 2012 and as described in subsequent 10-Qs.

MERITOR, INC.

Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to adjust their demands in view of rapid changes in production levels; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; reduced production for certain military programs as compared to levels in prior years and the return of volumes of selected long-term military contracts to more normalized levels; our ability to secure new military programs to replace those that will wind down by design in future years; global economic and market cycles and conditions, including a slower than anticipated recovery from the recent global economic crisis; risks inherent in operating abroad (including foreign currency exchange rates, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); rising costs of pension and other postretirement benefits; the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether the liquidity of the company will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; reliance on major OEM customers and possible negative outcomes from contract negotiations with our major customers; labor relations of the company, its suppliers and customers, including potential disruptions in supply of parts to our facilities; or demand for our products due to work stoppages; the financial condition of the company's suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of the company's debt; the ability of the company to continue to comply with covenants in its financing agreements; the ability of the company to access capital markets; credit ratings of the company's debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; the outcome of actual and potential product liability, warranty and recall claims; and possible changes in accounting rules; as well as other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of our Annual Report on Form 10-K, as amended, for the year ending October 2, 2011: Item 1. Business, “Customers; Sales and Marketing” “Competition” “Raw Materials and Suppliers” “Employees” “Environmental Matters” “International Operations” and “Seasonality; Cyclicality”; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” “Legal Proceedings” and “Risk Factors” herein. These forward-looking statements are made only as of the respective dates on which they were made, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

MERITOR, INC.

Item 6. Exhibits

3-a
Restated Articles of Incorporation of Meritor, filed as Exhibit 4.01 to Meritor’s Registration Statement on Form S-4, as amended (Registration Statement No. 333-36448) ("Form S-4"), is incorporated by reference.

3-a-1
Articles of Amendment of Restated Articles of Incorporation of Meritor filed as exhibit 3-a-1 to Meritor’s Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2011, is incorporated by reference.

3-b	By-laws of Meritor, filed as Exhibit 3 to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003 (File No. 1-15983), is incorporated by reference.
10-a
Fourth Amended and Restated Purchase and Sale Agreement dated June 18, 2012 among Meritor Heavy Vehicle Braking Systems (USA), LLC, and Meritor Heavy Vehicle Systems, LLC, as originators, Meritor, Inc., as initial servicer, and ArvinMeritor Receivables Corporation, as Buyer.*

10-b
Receivables Purchase Agreement dated June 18, 2012 among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as initial servicer, the various Conduit Purchasers, Related Committed Purchasers, LC Participants and Purchaser Agents from time to time party thereto, and PNC Bank, National Association, as issuers of Letters of Credit and as Administrator.*

10-c
Termination of Receivables Purchase Agreement dated June 18, 2012 between Meritor Heavy Vehicle Systems Cameri S.P.A., as Seller, and Viking Asset Purchaser No. 7IC, an incorporated cell of Viking Global Finance ICC, as Purchaser, and Citicorp Trustee Company Limited, as Programme Trustee.*

10-d
Receivables Purchase Agreement dated June 18, 2012 between Meritor Heavy Vehicle Systems Cameri S.P.A., a company incorporated under the laws of Italy (the "Seller") and Nordea Bank AB (pbl), a company incorporated under the laws of Sweden (the "Purchaser").*

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

MERITOR, INC.

Date:	August 3, 2012	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date:	August 3, 2012	By:	/s/	J.A. Craig
J.A. Craig
Senior Vice President and Chief Financial Officer