Form 10-K
period 2012-09-30
MERITOR INC
filed 2012-11-21
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2012
Commission file number 1-15983
______________________________
MERITOR, INC.
(Exact name of registrant as specified in its charter)

Indiana	38-3354643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification no)

2135 West Maple Road Troy, Michigan	48084-7186
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (248) 435-1000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value	New York Stock Exchange
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
96,524,636 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on November 7, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on January 24, 2013 is incorporated by reference into Part III.

i

ii

PART I

Item 1. Business.

Overview

Meritor, Inc., (the "company" or "Meritor"), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems and components to original equipment manufacturers (“OEMs”) and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, off-highway, military, bus and coach and other industrial OEMs and certain aftermarkets. Our principal products are axles, undercarriages, drivelines, brakes and braking systems.

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

Meritor serves a broad range of customers worldwide, including medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, certain aftermarkets, and trailer producers. Our total sales from continuing operations in fiscal year 2012 were approximately $4.4 billion. Our ten largest customers accounted for approximately 71 percent of fiscal year 2012 sales from continuing operations. Sales from operations outside the United States (U.S.) accounted for approximately 62 percent of total sales from continuing operations in fiscal year 2012. Our continuing operations also participated in 6 unconsolidated joint ventures, which we accounted for under the equity method of accounting and that generated revenues of approximately $1.8 billion in fiscal year 2012.

The company’s fiscal year ends on the Sunday nearest to September 30. Fiscal year 2012 ended on September 30, 2012, fiscal year 2011 ended on October 2, 2011, and fiscal year 2010 ended on October 3, 2010. All year and quarter references relate to our fiscal year and fiscal quarters unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end.

Whenever an item in this Annual Report on Form 10-K refers to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations or Item 8. Financial Statements and Supplementary Data , the information is incorporated in that item by reference.

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

Recent Developments
On November 12, 2012, we announced a revised management reporting structure resulting in two business segments to drive efficiencies. Our new business segments are Commercial Truck & Industrial; and Aftermarket & Trailer. The discussion of our business set forth in this Report on Form 10-K will be of such business as it existed in fiscal year 2012 prior to this announcement.

Divestiture Activity
On January 2, 2012, we completed the sale of our Commercial Truck manufacturing facility located in St. Priest, France to Renault Trucks SAS, an affiliate of AB Volvo. This transaction did not have a significant impact on our sales as production was absorbed by our remaining manufacturing facilities in Europe. During fiscal year 2012, we recognized non-cash charges of $19 million, including an asset impairment charge of $17 million for the disposal group, in connection with the sale. In addition, other restructuring charges of approximately $5 million associated with employee headcount reduction and plant rationalization costs were recorded during fiscal year 2012.

As a result of the divestiture of our light vehicle systems business (“LVS”) prior to 2012, our company is now able to focus solely on commercial vehicle and industrial markets. See Note 3 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for further information with respect to divestiture activity in 2011 and 2010 and changes in continuing and discontinued operations.

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

•
The Aftermarket & Trailer segment supplies axles, brakes, drivelines, suspension parts and other replacement and remanufactured parts, including transmissions, to commercial vehicle and industrial aftermarket customers. This segment also supplies a wide variety of undercarriage products and systems for trailer applications in North America.

See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for financial information by segment for continuing operations for each of the three years ended September 30, 2012, including information on sales and assets by geographic area. The heading "Products" below includes information on certain product sales for each of the three fiscal years ended September 30, 2012.

Business Strategies

We are currently a global supplier of a broad range of integrated systems, modules and components to OEMs and the aftermarket for the commercial vehicle, transportation and industrial sectors, and we believe we have developed market positions as a leader in many of the markets we serve. The unprecedented challenges in the last few years in the credit markets, deterioration and then rapid upturn in the commercial vehicle market and a worldwide recession have forced us to sharpen our business and operating strategies to align to these new business conditions and to better position our company for the future. We are working to enhance our leadership positions and capitalize on our existing customer, product and geographic strengths.

We expect production volumes in North America and Europe to soften compared to the levels experienced in fiscal year 2012. Beginning in second quarter of fiscal year 2012, production volumes in South America declined significantly as the industry transitioned to tighter emission standard requirements for commercial vehicles. The recovery of production volumes has been slower than previously expected and we expect production volumes in South America to remain at such low levels during the first half of fiscal year 2013, with a modest improvement expected in the second half of fiscal year 2013. Production volumes in the Asia-Pacific region, more specifically China and India, have decreased compared to levels experienced in fiscal year 2011, and there is no certainty as to when these volumes will return to the levels previously experienced.

Sales for our primary military program were at their peak during the third quarter of fiscal year 2012. This program is expected to wind down over the next few years beginning in fiscal year 2013. We are working to secure our participation in new military programs with various OEMs. However, failure to secure new military contracts could have a longer-term negative impact on our Industrial Segment. In addition, even if sales of our military programs do return to historic levels, the levels of profitability on these sales could be lower than what we have recognized in recent periods.

Our business continues to address a number of other challenging industry-wide issues including the following:

•	Uncertainty around the global market outlook;

•	Volatility in price and availability of steel, components and other commodities;

•	Disruptions in the financial markets and their impact on the availability and cost of credit;

•	Higher energy and transportation costs;

•	Impact of currency exchange rate volatility;

•	Consolidation and globalization of OEMs and their suppliers; and

•	Significant pension and retiree medical health care costs.

Other

Other significant factors that could affect our results and liquidity in fiscal year 2013:

•	Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewal negotiations;

•	Ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union;

•	Ability to work with our customers to manage rapidly changing production volumes;

•	Ability to recover and timing of recovery of steel price and other cost increases from our customers;

•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers (including those caused by financial distress of our customers and suppliers);

•	A significant deterioration or slowdown in economic activity in the key markets in which we operate;

•	Higher than planned price reductions to our customers;

•	Potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges;

•	Higher than planned warranty expenses, including the outcome of known or potential recall campaigns;

•	Our ability to implement planned productivity, cost reduction, and other margin improvement initiatives; and

•	Restrictive government actions by foreign countries (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs).
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

Financial and Operational Excellence

Strive to Manage the Cycle. The industries in which we operate have been characterized historically by periodic fluctuations in overall demand for medium- and heavy-duty trucks, and other vehicles for which we supply products, resulting in corresponding fluctuations in demand for our products. The length and timing of the cyclical nature of the commercial vehicle industry cannot be predicted with certainty. To effectively manage the cyclical nature of our business, we are focused on cost management and maintaining sufficient balance sheet flexibility. In addition, we expect to balance the on-highway commercial vehicle cycles with complementary business lines, including aftermarket, military, construction and industrial supply. We also attempt to utilize flexible manufacturing processes and plant footprints in our effort to take advantage of industry upturns and effectively manage industry downturns.

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

Profitable Growth

Focus on Organic Growth While Reviewing Strategic Opportunities. Our long term goal is to grow businesses that offer attractive returns and are core to our operations as well as to diversify through complementary product lines, geographic expansion, and initiatives in adjacent markets. We have identified the areas of our business that we believe have the most potential for leveraging into other industries, products, markets and technologies, and we are focusing our resources on these areas. We also continue to review and evaluate on an ongoing basis all of our existing businesses to determine whether we need to modify, restructure, sell or otherwise discontinue any one of the businesses.

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

Strengthen our Presence in Emerging Global Markets. Geographic expansion to meet the global sourcing needs of customers and to enter new markets is an important element of our growth strategy. We currently have wholly-owned operations and regional joint ventures in South America. We also have joint ventures and wholly-owned subsidiaries in China, India and Turkey and participate in programs to support customers as they establish and expand operations in those markets.

We plan to continue to grow and expand globally, with a keen focus on South America and Asia-Pacific (primarily China and India) because we believe these regions offer the greatest profit potential. Sales in these regions represented approximately 23 percent, 30 percent and 29 percent of total sales from continuing operations in fiscal years 2012, 2011 and 2010, respectively.

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

Nurture Emerging Next-Generation Products. We continue to invest in advanced technologies and expanded product portfolios that address customer needs by improving fuel efficiency, optimizing products for specific vehicle applications, and enhancing driver/vehicle safety. Examples of these products being developed include:

•
SMARTandem single drive axle solution: Using technologies developed in house to enhance the traction and fuel economy of a conventional 6x2 axle configuration, we developed a system which achieves up to a five-percent fuel economy benefit for line haul operators over a 6x4, improved traction over a conventional 6x2, while still providing the weight savings of a 6x2 over a 6x4 configuration. This product serves as platform for additional technologies as well, such as LogixDrive and tire inflation.

•
Meritor(R) LogixDrive(TM): This axle system is enabled by electronic controls that continuously monitor oil temperature, vehicle speed, braking and torque conditions in order to manage and optimize the amount of lubrication in the axle. The LogixDrive system addresses the two main areas of power loss in axles: gear and bearing friction and oil churning due to gear rotation.

•
Meritor Tire Inflation Systems: Meritor is utilizing a variant of its pneumatic control unit developed for SMARTandem to provide tire inflation capability to maintain tire pressures in on-highway applications. Properly maintained tire pressures not only provide fuel economy benefits, but also improve safety.

•
Next Generation Air Disk Brake: Building on the successful platform of our current Elsa disk brake, we are developing the next generation of brake targeted at more accurate performance characteristics, longer life, and increased efficiency. Simplification of internal mechanisms and a more robust manufacturing process will also drive increases in reliability and life.

•
New, more powerful front and rear brakes: We released more powerful front and rear brakes to deliver the new stopping distances mandated by the U.S. government's FMVSS 121, which took effect in August 2011. The next phase of the legislation is targeted for August 2013 applies to more severe applications. Development of the new brakes are focused on daily driving characteristics as well as the more demanding performance required in an emergency stopping scenario.

•
Fuel economy modeling: Working with Oakridge National Labs, Meritor is developing models to predict and ultimately develop technologies aimed at providing significant improvements in drivetrain fuel economy.

•
Light Commercial Vehicle drive axle for India market: Launching in 2013 will be a new light commercial vehicle single-drive axle targeted at the 5-7 GVW weight class range. Leveraging proven technology from Meritor's medium and heavy duty axle range, this expands Meritor's portfolio for the India market.

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

The following chart sets forth, for each of the three fiscal years with the most recent ended September 30, 2012, information about product sales comprising more than 10% of consolidated revenue in any of those years. A narrative description of our principal products follows the chart.

Product Sales:

	Fiscal Year Ended September 30,
	2012	2011	2010
Axles, Undercarriage and Drivelines	75%	78%	73%
Brakes and Braking Systems	23%	21%	24%
Other	2%	1%	3%
Total:	100%	100%	100%

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

Through manufacturing facilities located in North America, Asia Pacific and Europe, we manufacture a broad range of foundation air brakes, as well as automatic slack adjusters for brake systems. Our foundation air brake products include cam drum brakes, which offer improved lining life and tractor/trailer interchangeability; wedge drum brakes, which are lightweight and provide automatic internal wear adjustment; air disc brakes, which provide enhanced stopping distance and improved fade resistance for demanding applications; and wheel-end components such as hubs, drums and rotors.

Our brakes and brake system components also are used in medium- and heavy-duty military tactical wheeled vehicles, principally in North America. We also supply brakes for use in buses, coaches and recreational vehicles, fire trucks and other specialty vehicles in North America and Europe, and we believe we are the leading supplier of bus and coach brakes in North America, and also supply brakes for commercial vehicles, buses and coaches in Asia Pacific.

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

Customers; Sales and Marketing

Meritor has numerous customers worldwide and has developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 71 percent of our total sales from continuing operations in fiscal year 2012. Sales to AB Volvo, Daimler AG and Navistar International Corporation represented approximately 22 percent, 15 percent and 11 percent, respectively, of our sales in fiscal year 2012. No other customer accounted for 10% or more of our total sales in fiscal year 2012.

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

For certain large OEM customers, our supply arrangements are generally negotiated on a long-term contract basis for a multi-year period that may require us to provide annual cost reductions (through price reductions or other cost benefits for the OEMs). If we are unable to generate sufficient cost savings in the future to offset such price reductions, our gross margins will be adversely affected. Sales to other OEMs are typically made through open order releases or purchase orders at market based prices which do not require the purchase of a minimum number of products. The customer typically has the right to cancel or delay these orders on reasonable notice. We generally compete for new business from OEMs as long term contracts expire.

We have established leading positions in many of the markets we serve as a global supplier of a broad range of drivetrain systems, brakes and components. Based on available industry data and internal company estimates, our market leading positions include independent truck drive axles (i.e. those manufactured by an independent, non-captive supplier) in North America, Europe, South America and India, truck drivelines in North America, truck air brakes in North America, South America (through a joint venture), Asia Pacific and Europe and military wheeled vehicle drivetrain, suspension and brakes in North America.

Our global customer portfolio includes companies such as AB Volvo, Daimler AG, Navistar International Corporation, Oshkosh, MAN, BAE Systems, Iveco, PACCAR, Inc, Ashok Leyland, and Ford.

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

Our major competitors for axles are Dana Holding Corp. and, in certain markets, OEMs that manufacture axles for use in their own products. Emerging competitors for axles include Daimler Truck North America’s Detroit Axle, American Axle Corporation and in China, Hande and Ankai, to name a few. Our major competitors for brakes are WABCO, Brembo, Bendix/Knorr Bremse and, in certain markets, OEMs that manufacture brakes for use in their own products. Our major competitors for industrial applications are ZF, MAN, AxleTech International, Oshkosh, Marmon-Herrington, Dana Holding Corp., Knorr, Kessler & Co., Carraro, NAF, Sisu and, in certain markets, OEMs that manufacture industrial products for use in their own vehicles. Our major competitors for trailer applications are Hendrickson, BPW and SAF-Holland.

Item 1A. Risk Factors for information on certain risks associated with our competitive environment.

Raw Materials and Suppliers

Our purchases of raw materials and parts are concentrated over a limited number of suppliers, some of which have been adversely affected by weakening global economic conditions. We are dependent upon our suppliers' ability to meet cost performance, quality specifications and delivery schedules. The inability of a supplier to meet these requirements, the loss of a significant supplier, or any other work stoppages, could have an adverse effect on our ability to meet our customers' delivery requirements.

The cost of our core products is susceptible to changes in overall steel commodity prices, including ingredients used for various grades of steel. We have generally structured our major steel supplier and customer contracts to absorb and pass on normal index-related market fluctuations in steel prices. While we have had steel pricing adjustment programs in place with most major OE manufacturers, the price adjustment programs tend to lag the movement in steel costs and have generally not contemplated non-index related increases. We have instituted actions to increase the alignment with our supplier and customer agreements in order to further mitigate the impact of steel costs on our profitability.

Significant future volatility in the commodity markets or a continued deterioration in the demand may require us to pursue customer increases through surcharges or other pricing arrangements. In addition, if suppliers are inadequate for our needs, or if prices remain at current levels or increase and we are unable to either pass these prices to our customer base or otherwise mitigate the costs, our operating results could be further adversely affected.

We continuously work to address these competitive challenges by reducing costs and, as needed, restructuring operations. We manage supplier risk by conducting periodic assessments for all major suppliers and more frequent rigorous assessments of high-risk suppliers. On an ongoing basis, we monitor third party financial statements, conduct surveys through supplier questionnaires, and conduct site visits. We have developed a chronic supplier improvement process where we identify and develop actions to address ongoing financial, quality and delivery issues to further mitigate potential risk. We are proactive in managing our supplier relationships to avoid supply disruption. Our process employs dual sourcing and resourcing trigger points that cause us to take aggressive actions and then monitor the progress closely.

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

Divestitures

As part of our strategy to refocus our business and dedicate our resources to our core capabilities, we regularly review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. In an effort to execute our long-term strategy to transform our company away from the light vehicle business to focus on the commercial vehicle and industrial business, we completed the following initiatives since the beginning of fiscal year 2010 (see Note 3 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below):

•	In fiscal year 2010, we completed the sale of our 57 percent interest in Meritor Suspension Systems Company (“MSSC”) to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD.

•	In fiscal year 2010, we completed the sale of our module assembly operations in Belvidere, Illinois.

•	In fiscal year 2011, we completed the sale of our Body Systems business to Inteva Products Holding Coöperatieve U.A., an assignee of 81 Acquisition LLC and an affiliate of Inteva Products, LLC.

•	In fiscal year 2011, we completed the sale of Gabriel Europe (Bonneval) facility to TRW Automotive Holdings France.

•	In fiscal year 2011, we closed our EU Trailer operations in Cwmbran, U.K. and related warehouses in Spain and Italy.

Restructuring Programs

Performance Plus: We implemented Performance Plus, a long-term profit improvement and cost reduction initiative, in fiscal year 2007. As part of this program, we identified significant restructuring actions intended to improve our global footprint and cost competitiveness by eliminating up to 2,800 positions in North America and Europe and consolidating and combining certain global facilities, with costs to be incurred over several years. Cumulative restructuring costs recorded for this program as of September 30, 2012 are $186 million, including $93 million reported in discontinued operations in the consolidated statement of income. These costs primarily relate to employee severance and related costs of $117 million, asset impairment charges of $41 million and $28 million primarily associated with pension termination benefits. The company's Commercial Truck segment recognized cumulative restructuring costs associated with Performance Plus of $82 million. Cumulative restructuring costs of $11 million were recognized by corporate locations and the company's Aftermarket & Trailer segment. All restructuring actions associated with Performance Plus were complete as of September 30, 2012.

See Note 5 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for further information on our restructuring actions.

Restructuring costs – continuing operations

Performance Plus: In our continuing operations, we recorded restructuring costs of $24 million, $16 million and $5 million in fiscal years 2012, 2011 and 2010, respectively, related to Performance Plus. Total cumulative costs recorded in continuing operations for Performance Plus programs are $93 million. These costs primarily include $42 million for estimated employee severance benefits, $19 million, primarily associated with pension termination benefits, and $32 million of asset impairment charges associated with certain facility closures.

The company's continuing operations recognized restructuring costs in its Commercial Truck segment of $24 million during fiscal year 2012. These costs include $19 million of non-cash charges, including an impairment charge of $17 million for assets held for sale at December 31, 2011. In addition, other restructuring charges of approximately $5 million associated with the employee headcount reduction and plant rationalization costs were recognized in fiscal year 2012 in connection with the sale of St. Priest facility.

Fiscal Year 2012 European Action: During the second quarter of fiscal year 2012, the company approved a European headcount reduction plan in response to the ongoing economic weakness and uncertainty in that region. In fiscal year 2012, the company recognized approximately $7 million of restructuring costs associated with this plan in its Commercial Truck Segment.

Other: The company is executing a variable labor headcount reduction program intended to reduce labor and other costs in response to market conditions in certain regions and recognized approximately $5 million of costs in its Commercial Truck segment associated with this program. The remaining restructuring costs incurred during the fiscal year 2012 were associated with the company’s previously announced executive headcount reduction.

Restructuring costs – discontinued operations

Performance Plus: We recorded restructuring costs in discontinued operations of $1 million in fiscal year 2011 and $3 million in fiscal year 2010 related to Performance Plus. Total cumulative costs recorded in discontinued operations for Performance Plus programs are $93 million. These costs primarily include $75 million for estimated employee severance benefits and $9 million of asset impairment charges associated with certain facility closures and $9 million for facility shutdown and other related costs, primarily pension termination benefits.

European Trailer: In the second quarter of fiscal year 2011, we announced the planned closure of our EU Trailer business and recognized approximately $8 million of restructuring costs during fiscal year 2011 and $1 million during fiscal year 2012 primarily associated with employee severance costs. At September 30, 2012, all restructuring activities related to this closure were complete.

Restructuring costs associated with discontinued operations are included in income (loss) from discontinued operations in the accompanying Consolidated Statement of Income in Item 8. Financial Statements and Supplementary Data.

See Item 1A. Risk Factors for information on certain risks associated with strategic initiatives.

Joint Ventures

As the industries in which we operate have become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. As of September 30, 2012, our continuing operations participated in the following non-consolidated joint ventures:

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

Aggregate sales of our non-consolidated joint ventures were $1,787 million, $1,977 million, and $1,474 million in fiscal years 2012, 2011 and 2010, respectively.

In accordance with accounting principles generally accepted in the United States, our consolidated financial statements include the financial position and operating results of those joint ventures in which we have control. For additional information of our unconsolidated joint ventures and percentage ownership thereof see Note 12 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Research and Development

We have significant research, development, engineering and product design capabilities. We spent $73 million in fiscal years 2012 and 2011, and $66 million in fiscal year 2010 on company-sponsored research, development and engineering. We employ professional engineers and scientists globally, and have additional engineering capabilities through contract arrangements in low-cost countries. We also have advanced technical centers in North America, Europe and Asia Pacific (primarily in India and China). We recently expanded our technical center in Bangalore, India.

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

Our registered trademarks for Meritor® and the Bull design are important to our business. Other significant trademarks owned by us include Euclid®, Mascot™ and TRUCKTECHNIC® for aftermarket products.

Substantially all of our U.S. held intellectual property rights are subject to a first priority perfected security interest securing our obligations to the lenders under our credit facility. See Note 15 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below.

Employees

At September 30, 2012, we had approximately 9,300 full-time employees. At that date, 261 employees in the United States and Canada were covered by collective bargaining agreements and most of our facilities outside of the United States and Canada were unionized. We believe our relationship with unionized employees is satisfactory.

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

We have been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. In addition to Superfund sites, various other lawsuits, claims and proceedings have been asserted against us, alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. We have established reserves for these liabilities when they are considered to be probable and reasonably estimable. See Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information as to our estimates of the total reasonably possible costs we could incur and the amounts recorded as a liability as of September 30, 2012, and as to changes in environmental accruals during fiscal year 2012.

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

International Operations

We believe our international operations provide us with geographical diversity and help us to weather the cyclical nature of our business. Approximately 56 percent of our total assets as of September 30, 2012 and 62 percent of fiscal year 2012 sales from continuing operations were outside the U.S. See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for financial information by geographic area for the three fiscal years ended September 30, 2012.

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

Seasonality; Cyclicality

We may experience seasonal variations in the demand for our products, to the extent OEM vehicle production fluctuates. Historically, for all of our operations, demand has been somewhat lower in the quarters ended September 30 and December 31, when OEM plants may close during summer shutdowns and holiday periods or when there are fewer selling days during the quarter. In addition, our aftermarket business and our operations in China generally experience higher than usual demand in the quarters ending March 31 and June 30.

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

Fiscal year 2009 was extremely difficult for us and the industries in which we participate, with sharp declines in production and sales volumes in substantially all regions, which started in November 2008. In fiscal year 2010 we saw varying levels of improvement from fiscal year 2009 low points, as shown in the below table. In fiscal year 2011, the pace of the recovery of commercial truck volumes in North America and Europe, our largest markets, was more rapid than previously anticipated. In fiscal year 2012, production volumes in North America continued to strengthen through the first nine months. However, we saw significant volume declines in the second half of the year in most of our international markets. We expect production volumes in North America and Europe to soften compared to the levels experienced in fiscal year 2012. Beginning in second quarter of fiscal year 2012, production volumes in South America declined significantly as the industry transitioned to tighter emission standard requirements for commercial vehicles. The recovery of production volumes has been slower than previously expected and we expect production volumes in South America to remain at such low levels during the first half of fiscal year 2013, with a modest improvement expected in the second half of fiscal year 2013. Production volumes in the Asia-Pacific region, more specifically China and India, have decreased compared to levels experienced in fiscal year 2011, and there is no certainty as to when these volumes will return to the levels previously experienced.

The following table sets forth estimated truck production in principal markets we serve for the last five fiscal years based on available industry sources and management's estimates:

	Year Ended September 30,
	2012	2011	2010	2009	2008
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	296	224	147	129	194
North America, Medium-Duty Trucks	182	159	114	101	171
Europe, Heavy- and Medium-Duty Trucks	389	405	265	252	562
South America, Heavy- and Medium- Duty Trucks	168	204	174	118	161

Available Information

We make available free of charge through our web site (www.Meritor.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings we make with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed.

Cautionary Statement

This Annual Report on Form 10-K contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reduced production for certain military programs and our ability to secure new military programs as our primary military programs wind down by design in future years; reliance on major original equipment manufacturer (“OEM”) customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to adjust their demands in view of rapid changes in production levels; global economic and market cycles and conditions, availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); rising costs of pension and other postretirement benefits; the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; the outcome of actual and potential product liability, warranty and recall claims; and possible changes in accounting rules; as well as other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of this Annual Report on Form 10-K: Item 1. Business , “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A. Risk Factors ; Item 3. Legal Proceedings ; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations . These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

Our primary military program is winding down and failure to secure new military contracts, which are subject to continued appropriations by Congress, could adversely affect our ability to maintain our sales and results of operations

We have significant sales to U.S. Government contractors in the military vehicle market. Sales for our primary military program were at their peak during the third quarter of fiscal year 2012. This program is expected to wind down over the next two years beginning in fiscal year 2013 and failure to secure new military contracts could have a longer-term negative impact to the company. In addition, even if sales of our military programs do return to historic levels, the levels of profitability on these sales could be lower than what we have recognized in recent periods.

Future sales from orders placed under contracts with U.S. Government contractors are reliant on the continuing availability of Congressional appropriations. If government defense spending decreases on selected programs or future defense budgets and appropriations for the military vehicles that our products supply are subject to budgeting constraints or differing priorities, reductions in appropriations for these military vehicles could adversely affect our ability to maintain our sales and results of operations.

We depend on large OEM customers, and loss of sales to these customers or failure to negotiate acceptable terms in contract renewal negotiations could have an adverse impact on our business.

We are dependent upon large OEM customers with substantial bargaining power with respect to price and other commercial terms. In addition, we have long-term contracts with certain of these suppliers that are subject to renegotiation and renewal from time to time. Loss of all or a substantial portion of sales to any of our large volume customers for whatever reason (including, but not limited to, loss of contracts or failure to negotiate acceptable terms in contract renewal negotiations, loss of market share by these customers, insolvency of such customers, reduced or delayed customer requirements, plant shutdowns, strikes or other work stoppages affecting production by such customers), or continued reduction of prices to these customers, could have a significant adverse effect on our financial results. There can be no assurance that we will not lose all or a portion of sales to our large volume customers, or that we will be able to offset continued reduction of prices to these customers with reductions in our costs.

During fiscal year 2012, sales to our three largest customers, AB Volvo, Daimler AG and Navistar International Corporation, represented approximately 22 percent, 15 percent and 11 percent, respectively, of our sales from continuing operations. No other customer accounted for 10% or more of our total sales from continuing operations in fiscal year 2012.

The level of our sales to large OEM customers, including the realization of future sales from awarded business, is inherently subject to a number of risks and uncertainties, including the number of vehicles that these OEM customers actually produce and sell. Several of our significant customers have major union contracts that expire periodically and are subject to renegotiation. Any strikes or other actions that affect our customers' production during this process would also affect our sales. Further, to the extent that the financial condition, including bankruptcy or market share of any of our largest customers deteriorates or their sales otherwise continue to decline, our financial position and results of operations could be adversely affected. In addition, our customers generally have the right to replace us with another supplier under certain circumstances. Accordingly, we may not in fact realize all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition and results of operations.

Ability to manage rapidly changing production and sales volume in the commercial vehicle market may adversely affect our results of operations.

Production and sales in the commercial vehicle market have been volatile in recent years. The pace of the recovery of commercial truck volumes in North America and Europe, our largest markets, was more rapid in 2011 than previously anticipated. However, we expect production volumes in North America to soften compared to levels experienced earlier in fiscal year 2012. Production volumes in Europe, South America and the Asia-Pacific region have decreased compared to levels experienced in fiscal year 2011, and there is no certainty as to when these volumes will return to the levels previously experienced.

Our business may experience difficulty in adapting to rapidly changing production and sales volumes. In an upturn of the cycle when demand increases from what had recently been a historical low for production, we may have difficulty in meeting such extreme or rapidly increasing demand. This difficulty may include not having sufficient manpower or working capital to meet the needs of our customers or relying on other suppliers who may not be able to respond quickly to a changed environment when demand increases rapidly. In contrast, in the downturn of the cycle, we may have difficulty sustaining profitable growth given fixed costs (as further discussed below).

 A further downturn in the global economy could materially adversely affect our results of operations, financial condition and cash flows.

Although the global economy saw signs of improvement in 2010 and 2011, in the second half of 2012 we started to see signs of market weakening. The global economic recession that began in late 2008 and continued through 2009 had a significant adverse impact on our business, customers and suppliers. Our cash and liquidity needs were impacted by the level, variability and timing of our customers' worldwide vehicle production and other factors outside of our control. If the global economy were to take another significant downturn, depending upon the length, duration and severity of another recession, our results of operations, financial condition and cash flow would be materially adversely affected again.

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

The negative impact on our financial condition and results of operations from continued volume declines could also have negative effects on our liquidity. If cash flows are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs; however, we cannot predict whether that funding will be available at all or on commercially reasonable terms. In addition, in the event of reduced sales, levels of receivables would decline, which would lead to a decline in funding available under our U.S. receivables facility or under our European factoring arrangements.

Our working capital requirements may negatively affect our liquidity and capital resources.

Our working capital requirements can vary significantly, depending in part on the level, variability and timing of our customers' worldwide vehicle production and the payment terms with our customers and suppliers. As production volumes increase, our working capital requirements to support the higher volumes generally increase. If our working capital needs exceed our cash flows from operations, we would look to our cash balances and availability for borrowings under our borrowing arrangements to satisfy those needs, as well as potential sources of additional capital, which may not be available on satisfactory terms and in adequate amounts.

In addition, since many of our accounts receivable factoring programs support our working capital requirements in Europe, any dissolution of the European monetary union, if it were to occur, or any other termination of our European factoring agreements could have a material adverse effect on our liquidity if we were unable to renegotiate such agreements or find alternative sources of liquidity.

One of our consolidated joint ventures in China participates in bills of exchange programs to settle accounts receivable from its customers and obligations to its trade suppliers. These programs are common in China and generally require the participation of local banks. Any disruption in these programs, if it were to occur, could have a material adverse effect on our liquidity if we were unable to find alternative sources of liquidity.

Our liquidity, including our access to capital markets and financing, could be constrained by limitations in the overall credit market, our credit ratings, our ability to comply with financial covenants in our debt instruments, and our suppliers suspending normal trade credit terms on our purchases.

Our current revolving credit facility matures in 2017, but is subject to a springing maturity date in 2015 if certain of our outstanding bond indebtedness is not retired. Upon expiration of this facility, we will require a new or renegotiated facility (which may be smaller and have less favorable terms than our current facility) or other financing arrangements. Our ability to access additional capital in the long term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds, and there is no guarantee that we will be able to access additional capital.

Standard & Poor's current corporate credit rating, senior secured credit rating and senior unsecured credit rating for our company are B, BB- and B-, respectively. Moody's Investors Service corporate credit rating, senior secured credit rating and senior unsecured credit rating for our company are B2, Ba2 and B3, respectively. There are a number of factors, including our ability to achieve the intended benefits from restructuring and other strategic activities on a timely basis, that could result in lowering of our credit ratings. The rating agencies' opinions about our creditworthiness may also be affected by their views of industry conditions generally, including their views concerning the financial condition of our major OEM customers. If the credit rating agencies perceive further weakening in the industry, they could lower our ratings. Declines in our ratings could reduce our access to capital markets, further increase our borrowing costs and result in lower trading prices for our securities.

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

The industries in which we operate have been characterized historically by significant periodic fluctuations in overall demand for medium- and heavy-duty trucks and other vehicles for which we supply products, resulting in corresponding fluctuations in demand for our products. The length and timing of any cycle in the vehicle industry cannot be predicted with certainty.

Production and sales of the vehicles for which we supply products generally depend on economic conditions and a variety of other factors that are outside our control, including freight tonnage, customer spending and preferences, vehicle age, labor relations and regulatory requirements. In particular, demand for our Commercial Truck segment products can be affected by a pre-buy before the effective date of new regulatory requirements, such as changes in emissions standards. Historically, implementation of new, more stringent, emissions standards, has increased heavy-duty truck demand prior to the effective date of the new regulations, and correspondingly decreased this demand after the new standards are implemented. However, it is uncertain as to whether this trend will continue. In addition, any expected increase in the heavy-duty truck demand prior to the effective date of new emissions standards may be offset by the current instability in the financial markets and resulting economic contraction in the U.S. and worldwide markets.

Sales from the aftermarket portion of our Aftermarket & Trailers segment depend on overall levels of truck ton miles and gross domestic product (GDP) and may be influenced by times of slower economic growth or economic contraction based on the average age of commercial truck fleets.

We may also experience seasonal variations in the demand for our products to the extent that vehicle production fluctuates. Historically, for our business, demand has been somewhat lower in the quarters ended September 30 and December 31, when OEM plants may close during model changeovers and vacation and holiday periods or when there are fewer selling days during the quarter. In addition, our aftermarket business and our operations in China generally experience higher than usual demand in the quarters ending March 31 and June 30.

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

In addition, disruptions in the capital and credit markets, as have been experienced in the past few years, could adversely affect our ability to draw on our revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from Meritor and other borrowers within a short period of time. Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

Continued fluctuation in the prices of raw materials and transportation costs has adversely affected our business and, together with other factors, will continue to pose challenges to our financial results.

Prices of raw materials, primarily steel and oil, for our manufacturing needs and costs of transportation have fluctuated sharply in recent years, including rapid increases which have had a negative impact on our operating income for certain periods. The price of steel increased significantly in fiscal year 2011 and has generally remained around such relatively high levels since that time. These steel price increases, along with increasing transportation costs, have created pressure on profit margins and could unfavorably impact our financial results in the future. While we have had steel pricing adjustment programs in place with most major OE manufacturers, the price adjustment programs have tended to lag the increase in steel costs and have generally not contemplated all non-index-related increases in steel costs. Raw material price fluctuation, together with the volatility of the commodity markets will continue to pose risks to our financial results. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, our operating income could be adversely affected.

Escalating price pressures from customers may adversely affect our business.

Pricing pressure by OEMs is a characteristic, to a certain extent, of the commercial vehicle industry. Virtually all OEMs have aggressive price reduction initiatives and objectives each year with their suppliers, and such actions are expected to continue in the future. Accordingly, we must be able to reduce our operating costs in order to maintain our current margins. Price reductions have impacted our margins and may do so in the future. There can be no assurance that we will be able to avoid future customer price reductions or offset future customer price reductions through improved operating efficiencies, new manufacturing processes, sourcing alternatives or other cost reduction initiatives.

We operate in a highly competitive industry.

Each of Meritor's businesses operates in a highly competitive environment. We compete worldwide with a number of North American and international providers of components and systems, some of which are owned by or associated with some of our customers. Some of these competitors are larger and have greater financial resources or have established stronger relationships with significant customers. In addition, certain OEMs manufacture products for their own use that compete with the types of products we supply, and any future increase in this activity could displace Meritor's sales.

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

As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. While we employ financial instruments to hedge certain of our foreign currency exchange risks relating to these transactions, our efforts to manage these risks may not be successful. In addition, we translate sales and other results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2011 and 2010, our reported financial results benefited from depreciation of the U.S. dollar against foreign currencies; whereas, during fiscal year 2012, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies. We generally do not hedge against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies.

A disruption in supply of raw materials or parts could impact our production and increase our costs.

Some of our significant suppliers have experienced weak financial condition in recent years that resulted in filing for protection under the bankruptcy laws. In addition, some of our significant suppliers are located in developing countries. We are dependent upon the ability of our suppliers to meet performance and quality specifications and delivery schedules. The inability of a supplier to meet these requirements, the loss of a significant supplier, or any labor issues or work stoppages at a significant supplier could disrupt the supply of raw materials and parts to our facilities and could have an adverse effect on us.

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

We have a significant number of facilities and operations outside the United States, including investments and joint ventures in developing countries. During fiscal 2012, approximately 62 percent of our sales were generated outside of the United States. Our strategy to grow in emerging markets may put us at risk due to the risks inherent in operating in such markets. In particular, we have grown over an extended period of time, and intend as part of our strategy to continue to grow, in China, India and Brazil. Our international operations are subject to a number of risks inherent in operating abroad, including, but not limited to:

•	risks with respect to currency exchange rate fluctuations (as more fully discussed above);

•	risks to our liquidity if the European monetary union were to dissolve and we were unable to renegotiate European factoring agreements;

•	local economic and political conditions;

•	disruptions of capital and trading markets;

•	possible terrorist attacks or acts of aggression that could affect vehicle production or the availability of raw materials or supplies;

•	restrictive governmental actions (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs);

•	changes in legal or regulatory requirements;

•	import or export licensing requirements;

•	limitations on the repatriation of funds;

•	high inflationary conditions;

•	difficulty in obtaining distribution and support;

•	nationalization;

•	the laws and policies of the United States affecting trade, foreign investment and loans;

•	the ability to attract and retain qualified personnel;

•	tax laws; and

•	labor disruptions.

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

Our ability to borrow under our existing financing arrangements depends on our compliance with covenants in the related agreements, and on our performance against covenants in our bank credit facility that require compliance with certain financial ratios as of the end of each fiscal quarter. To the extent that we are unable to maintain compliance with these requirements or to perform against the financial ratio covenants due to one or more of the various risk factors discussed herein or otherwise, our ability to borrow, and our liquidity, would be adversely impacted.

Availability under the revolving credit facility is subject to a collateral test, performed quarterly, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. Availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company's priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.25 to 1 as of the last day of each fiscal quarter commencing with the fiscal quarter ending on or about December 31, 2012 through and including the fiscal quarter ended September 30, 2013 and (ii) 2.00 to 1 as of the last day of each fiscal quarter thereafter through maturity.

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

With respect to environmental liabilities, we have been designated as a potentially responsible party at nine Superfund sites (excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined). In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against us alleging violations of federal, state and local and foreign environmental protection requirements or seeking remediation of alleged environmental impairments. We have established reserves for these liabilities when we determine that the company has a probable obligation and we can reasonably estimate it, but the process of estimating environmental liabilities is complex and dependent on evolving physical and scientific data at the site, uncertainties as to remedies and technologies to be used, and the outcome of discussions with regulatory agencies. The actual amount of costs or damages for which we may be held responsible could materially exceed our current estimates because of these and other uncertainties which make it difficult to predict actual costs accurately. In future periods, new laws and regulations, changes in remediation plans, advances in technology and additional information about the ultimate clean-up remedy could significantly change our estimates and have a material impact on our financial position and results of operations. Management cannot assess the possible effect of compliance with future requirements.

We are exposed to asbestos litigation liability.

One of our subsidiaries, Maremont Corporation, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. We acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. We, along with many other companies, have also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of products of Rockwell International Corporation. Liability for these claims was transferred to us at the time of the spin-off of Rockwell's automotive business to Meritor in 1997.

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

The commercial vehicle industry, like other industries, continues to be impacted by the rising cost of pension and other postretirement benefits. In estimating our expected obligations under our pension and postretirement benefit plans, we make certain assumptions as to economic and demographic factors, such as discount rates, investment returns and health care cost trends. If actual experience as to these factors is worse than our assumptions, our obligations could grow which could in turn increase the amount of mandatory contributions to these plans in the coming years. Our pension plans are under funded by $529 million as of September 30, 2012.

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

In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740 “Income Taxes,” each quarter we determine the probability of the realization of deferred tax assets, using significant judgments and estimates with respect to, among other things, historical operating results, expectations of future earnings and tax planning strategies. If we determine in the future that there is not sufficient positive evidence to support the valuation of these assets, due to the risk factors described herein or other factors, we may be required to adjust the valuation allowance to reduce our deferred tax assets. Such a reduction could result in material non-cash expenses in the period in which the valuation allowance is adjusted and could have a material adverse effect on our results of operations and financial condition. In addition, future changes in laws or regulations could have a material impact on the company's overall tax position.

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

Restriction on use of tax attributes from tax law “ownership change”

Section 382 of the U.S. Internal Revenue Code of 1986, as amended, limits the ability of a corporation that undergoes an “ownership change” to use its tax attributes, such as net operating losses and tax credits. In general, an “ownership change” occurs if five percent shareholders (applying certain look-through rules) of an issuer's outstanding common stock, collectively, increase their ownership percentage by more than fifty percentage points within any three year period over such shareholders' lowest percentage ownership during this period. If we were to issue new shares of stock, such new shares could contribute to such an “ownership change” under U.S. tax law. Moreover, not every event that could contribute to such an “ownership change” is within our control. If an “ownership change” under Section 382 were to occur, our ability to utilize tax attributes in the future may be limited.

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

Claims that our products or technology infringe third-party intellectual property rights, regardless of their merit or resolution, are frequently costly to defend or settle and divert the efforts and attention of our management and technical personnel. In addition, many of our supply agreements require us to indemnify our customers and distributors from third-party infringement claims, which have in the past and may in the future require that we defend those claims and might require that we pay damages in the case of adverse rulings. Claims of this sort also could harm our relationships with our customers and might deter future customers from doing business with us. We do not know whether we will prevail in these proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use or sale of the infringing products or technology;

•	pay substantial damages for infringement;

•	expend significant resources to develop non-infringing products or technology;

•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	enter into cross-licenses with our competitors, which could weaken our overall intellectual property portfolio;

•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others;

•	pay substantial damages to our customers or end users to discontinue use or replace infringing technology with non-infringing technology; or

•	relinquish rights associated with one or more of our patent claims, if our claims are held invalid or otherwise unenforceable.
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

Our success depends in part upon our ability to protect our intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trademarks and trade secrets, as well as customary contractual protections with our customers, distributors, employees and consultants, and through security measures to protect our trade secrets. We cannot guarantee that:

•	any of our present or future patents will not lapse or be invalidated, circumvented, challenged, abandoned or, in the case of third-party patents licensed or sub-licensed to us, be licensed to others;

•
rights previously granted by third parties to intellectual property rights licensed or assigned to us, will not hamper our ability to assert our intellectual property rights against potential competitors or hinder the settlement of currently pending or future disputes;

•	any of our pending or future patent applications will be issued or have the coverage originally sought;

•	our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak; or

•
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At September 30, 2012, our operating segments, including all joint ventures, had the following facilities in the United States, Europe, South America, Canada, Mexico and the Asia-Pacific region. For purposes of these numbers, multiple facilities in one geographic location are counted as one facility.

	Manufacturing Facilities	Engineering Facilities, Sales Offices, Warehouses and Service Centers
Commercial Truck	18	9
Industrial	13	12
Aftermarket & Trailer	8	9
Other	—	4
Total	39	34
These facilities had an aggregate floor space of approximately 11 million square feet, substantially all of which is in use. We owned approximately 65 percent and leased approximately 35 percent of this floor space. Substantially all of our owned domestic plants and equipment are subject to liens securing our obligations under our revolving credit facility with a group of banks (see Note 15 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data ). In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

A summary of floor space of these facilities at September 30, 2012, (including new space under construction) is as follows:

	Owned Facilities				Leased Facilities
Location	Commercial Truck	Aftermarket & Trailers	Industrial	Other	Commercial Truck	Aftermarket & Trailers	Industrial	Other	Total
United States	1,015,763	432,037	1,013,528	417,800	494,864	520,627	48,000		3,942,619
Canada						300,484			300,484
Europe	1,870,150	68,326			619,572	35,613		19,749	2,613,410
Asia Pacific			680,700			87,883	1,297,163		2,065,746
Latin America	1,493,361				571,743	50,024			2,115,128
Total	4,379,274	500,363	1,694,228	417,800	1,686,179	994,631	1,345,163	19,749	11,037,387

Item 3. Legal Proceedings

•
See Note 19 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information with respect to three class action lawsuits filed against the company as a result of modifications made to its retiree medical benefits.

•	See Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information with respect to asbestos-related litigation.

•
See Item 1. Business, “Environmental Matters” and Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for information relating to environmental proceedings.

•
On October 5, 2006, Meritor Transmission Corporation and ZF Meritor LLC, a joint venture between a Meritor, Inc. subsidiary and ZF Friedrichshafen AG filed a lawsuit against Eaton Corporation in the United States District Court for the District of Delaware, alleging that Eaton had engaged in exclusionary, anticompetitive conduct in the markets for heavy-duty truck transmissions, in violation of the U.S. antitrust laws and seeking an injunction prohibiting Eaton from engaging in such anticompetitive conduct and monetary damages. On October 8, 2009, the jury found that Eaton engaged in conduct that violated the Sherman and Clayton antitrust acts in the sale and marketing of heavy-duty truck transmissions. The jury did not address the amount of damages. The district court denied Eaton's motion to overturn the jury verdict on March 10, 2011, awarded ZF Meritor zero dollars in damages on August 4, 2011, and issued a limited injunction, stayed pending appeal, against Eaton on August 19, 2011. The jury verdict, the district court's October 20, 2009 entry of judgment on the verdict, and other district court orders became the subject of consolidated appeals before the Third Circuit Court of Appeals. On June 26, 2012, the Third Circuit heard oral argument on the appeals. On September 28, 2012, the Third Circuit issued an opinion affirming that sufficient evidence supported the jury's finding that Eaton had engaged in anticompetitive conduct that injured Meritor and ZF Meritor. Further, the Circuit Court reversed the district court's order denying Meritor and ZF Meritor the opportunity to present certain evidence concerning damages, and remanded the case to the district court for further proceedings on damages. On October 26, 2012, the Third Circuit denied an Eaton petition for rehearing on the appeals. Unless Eaton seeks and is granted appellate review before the United States Supreme Court, the case will be returned to the district court for further proceedings on damages.

•
On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that several filter manufacturers and their affiliated corporate entities, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit is a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S. cases have been consolidated into a multi-district litigation proceeding in Federal court for the Northern District of Illinois. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. On May 25, 2010, the Office of the Attorney General for the State of Washington informed the company that it also was investigating the allegations raised in these suits. On August 9, 2010, the County of Suffolk, New York, filed a complaint in the Eastern District of New York based on the same allegations. The case was transferred to the multi-district litigation proceeding in Illinois, but has been dismissed without prejudice pursuant to a tolling agreement that continues until thirty days after the claims by the indirect purchasers in the multi-district litigation are terminated, settled, or dismissed. On April 14, 2011, the judge in that multi-district litigation granted a stay on discovery and depositions until July 25, 2011. The stay was subsequently extended until August 23, 2011 and, on October 12, 2011, was further extended pending the court's ruling on various motions. On January 19, 2012, counsel for the defendants and counsel for all purported U.S. class plaintiffs participated in a settlement conference that was facilitated by the magistrate for the judge in the multi-district litigation. None of the parties were able to reach any agreement at that conference and, on January 20, 2012, the court ruled on the above-referenced motions and vacated the stay on discovery and depositions. In February 2012 the other remaining defendants reached preliminary settlement with all U.S. plaintiffs for $13 million, leaving the company as the sole remaining defendant. These preliminary settlements were allocated 65 percent to the direct purchasers and 35 percent to the remaining plaintiffs (indirect purchasers). In April 2012, the company settled with the U.S. indirect purchasers for $3.1 million. In August 2012, the company entered into a settlement agreement for the remaining claims with the U.S. direct purchasers for $8.3 million. Following the settlement, the only remaining plaintiffs in the litigation are those who filed the actions in Canada. The company believes any liability associated with the claims of such plaintiffs will be immaterial.

•
On March 4, 2010, Gordon Bankhead and his spouse filed suit in Superior Court for Alameda County, California, against more than 40 defendants that Mr. Bankhead claims manufactured or supplied asbestos-containing products he allegedly was exposed to during his career as a janitor; as an ordnance specialist in the National Guard; and as an automotive parts-man. By the time trial began on October 27, 2010, Mr. and Mrs. Bankhead had settled with all defendants except for ArvinMeritor, Inc. ("AM"), a subsidiary of Meritor, and three other defendants. The claims against these four defendants were limited to Mr. Bankhead's work as an automotive parts-man. On December 23, 2010, the jury ruled against all four defendants, including AM. AM was assessed $375,000 in compensatory damages for which it recorded a liability in fiscal year 2011. Additionally, AM was assessed $4.5 million in punitive damages. AM filed an appeal on the punitive damages award to the California Court of Appeals. On April 19, 2012, the California Court of Appeals affirmed the trial court judgment in its entirety. Given this, AM increased its liability for this matter to $5.6 million at March 31, 2012. On May 29, 2012, AM requested that the California Supreme Court hear arguments on the points of law raised in the courts below, but that court declined to do so on July 11, 2012. On September 24, 2012, the company entered into a settlement agreement regarding this matter and a separate wrongful death action by Mr. Bankhead's spouse.

•
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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 4A. Executive Officers of the Registrant.

The name, age, positions and offices held with Meritor and principal occupations and employment during the past five years of each of our executive officers as of November 12, 2012, are as follows:

Charles G. McClure, Jr. , 59 – Chairman of the Board, Chief Executive Officer and President since August 2004. Chief Executive Officer of Federal-Mogul Corporation (automotive component supplier) from July 2003 to July 2004; and President and Chief Operating Officer of Federal-Mogul Corporation from January 2001 to July 2003.

Vernon G. Baker, II , 59 – Senior Vice President and General Counsel since July 2000.

Timothy E. Bowes, 49 – Vice President and President, Commercial Truck and Industrial since November 2012, and President, Commercial Truck, from July 2011 to November 2012 and Vice President and President, Industrial, from November 2009 until July 2011; Vice President and Managing Director, Asia Pacific from 2008 until November 2009; Vice President, Sales, Marketing & Product Strategy from 2007 – 2008; and General Manager, Specialty Sales & Service from 2005 – 2007. Prior to that he was Vice President, Sales, Hilite International.

Jeffrey A. Craig, 52 – Senior Vice President and Chief Financial Officer since January 2009 and Acting Controller from May 2008 to January 2009. Senior Vice President and Controller from July 2007 to May 2008. Vice President and Controller of Meritor from May 2006 to July 2007; and President and Chief Executive Officer of GMAC Commercial Finance (commercial lending business) from 2001 to May 2006.

Pedro N. Ferro, 53, – Vice President and President, Aftermarket and Trailer since November 2012 and President, Industrial, from July 2011 to November 2012 and Vice President and General Manager, Specialty, Brakes and Emissions from 2001 until 2007. President, Commercial Vehicle Undercarriage for The Marmon Group, a division of Berkshire Hathaway, from 2008 until 2011 and from 2007 until 2008 President, Webb Wheels Products Inc. for The Marmon Group.

Barbara G. Novak, 50 – Vice President and Secretary since January 2008. Senior Counsel, Securities of TRW Automotive Holdings Corp. (automotive) from 2002 to 2007.

Larry Ott , 53 – Senior Vice President, Human Resources since August 2010. Senior Vice president, GMAC Human Resources from 2006 – July 2010; Human Resources Director, Global Purchasing and Supply Chain, General Motors Corporation 2004-2005. Prior to that, held a variety of positions with General Motors Corporation since 1983.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Meritor's common stock, par value $1 per share (“Common Stock”), is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol "MTOR." Prior to March 30, 3011, the Common Stock traded under the symbol “ARM”. On November 7, 2012, there were 20,532 shareowners of record of Meritor's Common Stock.

The high and low sale prices per share of Meritor Common Stock for each quarter of fiscal years 2012 and 2011 were as follows:

	Fiscal Year 2012		Fiscal Year 2011
Quarter Ended	High	Low	High	Low
December 31	$10.31	$4.80	$21.77	$15.11
March 31	8.74	5.49	22.65	15.75
June 30	8.30	4.78	18.36	13.93
September 30	5.60	3.98	17.33	6.36

There were no dividends declared and paid in fiscal year 2011 or in fiscal year 2012. Our payment of cash dividends and the amount of the dividend are subject to review and change at the discretion of our Board of Directors.

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on securities authorized for issuance under equity compensation plans.

Issuer repurchases

The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 5 of this Report on Form 10-K. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the fourth quarter of fiscal year 2012.

Shareowner Return Performance Presentation

The line graphs below compare the cumulative total shareowner return of the S&P 500 and each of the two peer groups of companies for the period from September 30, 2007 to September 30, 2012, assuming a fixed investment of $100 at the respective closing prices on the last day of each fiscal year and reinvestment of cash dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Meritor, Inc., the S&P 500 Index, and the Peer Group

*$100 invested on 9/30/07 in stock or index, including reinvestment of dividends. Fiscal year ending September 30. Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/07	9/08	9/09	9/10	9/11	9/12
Meritor, Inc.	100.00	79.91	49.72	98.81	44.89	26.96
S&P 500	100.00	78.02	72.63	80.01	80.93	105.37
Peer Group	100.00	69.33	65.94	131.71	117.09	137.29
____________________

[1]
The peer group consists of representative commercial vehicle suppliers of approximately comparable products to Meritor as Meritor believes is appropriate for comparing shareowner return given Meritor's transformed business as discussed above. The peer group consists of Accuride Corporation, Commercial Vehicle Group, Inc., Cummins Inc., Dana Holding Corporation, Haldex AB, Modine Manufacturing Company, SAF-Holland SA, Stoneridge, Inc., and Wabco Holdings Inc.

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

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(in millions, except per share amounts)
SUMMARY OF OPERATIONS
Sales
Commercial Truck	$2,717	$2,806	$1,960	$1,566	$2,922
Industrial	1,001	1,113	951	888	1,117
Aftermarket & Trailer	1,011	1,020	909	901	967
Intersegment Sales	(311)	(317)	(290)	(335)	(404)
Total Sales	$4,418	$4,622	$3,530	$3,020	$4,602

Operating Income	$173	$174	$132	$26	$180
Income (Loss) Before Income Taxes	137	159	76	(52)	131
Net Income Attributable to Noncontrolling Interests	(11)	(17)	(14)	(12)	(15)
Net Income (Loss) Attributable to Meritor, Inc.:
Income (Loss) from Continuing Operations	$70	$65	$14	$(729)	$(40)
Loss from Discontinued Operations	(18)	(2)	(2)	(459)	(65)
Net Income (Loss)	$52	$63	$12	$(1,188)	$(105)

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$0.73	$0.69	$0.16	$(10.05)	$(0.55)
Discontinued Operations	(0.19)	(0.02)	(0.02)	(6.34)	(0.91)
Basic Earnings (Loss) per Share	$0.54	$0.67	$0.14	$(16.39)	$(1.46)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$0.72	$0.67	$0.16	$(10.05)	$(0.55)
Discontinued Operations	(0.18)	(0.02)	(0.02)	(6.34)	(0.91)
Diluted Earnings (Loss) per Share	$0.54	$0.65	$0.14	$(16.39)	$(1.46)

Cash Dividends per Share	$—	$—	$—	$0.10	$0.40

FINANCIAL POSITION AT SEPTEMBER 30
Total Assets	$2,501	$2,663	$2,879	$2,505	$4,639
Short-term Debt	18	84	—	97	240
Long-term Debt	1,042	950	1,029	995	970

Income from continuing operations attributable to Meritor, Inc. in the selected financial data information presented above includes the following items specific to the period of occurrence (in millions):

	Year Ended September 30,
	2012	2011	2010	2009	2008
Pretax items:
Restructuring costs	$(39)	$(22)	$(6)	$(60)	$—
Asset impairment charges	—	—	—	(14)	—
Environmental remediation charges	(4)	(2)	(6)	(1)	(3)
Impact of pension plan freeze	—	—	7	—	—
Gain on sale of property	16	—	—	—	—
Asbestos-related liability remeasurement	(18)	—	—	—	—
Non-operating gains, net	7	10	2	—	—
After tax items:
Non-cash charge on repatriated earnings	—	—	—	—	(68)
Deferred tax asset valuation allowance benefit (expense)	—	—	9	(644)	(46)

Loss from discontinued operations attributable to Meritor, Inc. in the selected financial data information presented above includes the following items specific to the period of occurrence (in millions):

	Year Ended September 30,
	2012	2011	2010	2009	2008
Pretax items:
Gain (loss) on divestitures of businesses, net	$(1)	$19	$5	$(10)	$(16)
Restructuring costs	(1)	(9)	(6)	(41)	(20)
Asset impairment charges	—	—	(2)	(265)	—
Charge for contingency and indemnity obligation	(10)	(4)	—	(28)	—
After tax items:
Non-cash charge on repatriated earnings	—	—	—	—	(69)

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
Our sales for fiscal year 2012 were $4,418 million, down compared to $4,622 million in the prior year. We experienced a slowdown in sales volumes in all regions in which we operate compared to prior year volumes, other than in North America where the market remained strong. Income from continuing operations in fiscal year 2012 was $70 million, or $0.72 per diluted share, compared to $65 million, or $0.67 per diluted share, in the prior year. Net income for the year ended September 30, 2012 was $52 million compared to $63 million in the prior year. The decrease in net income is primarily due to lower sales, higher restructuring costs, charges related to remeasurement of asbestos-related liabilities and lower earnings from our unconsolidated joint ventures in South America, which were partially offset by improved gross margins, a gain associated with the sale of excess land at our facility in Cwmbran, Wales and a lower effective tax rate.

Adjusted EBITDA (see Non-GAAP Financial Measures below) for the fiscal year ended September 30, 2012 was $345 million compared to $347 million in fiscal year 2011. Our Adjusted EBITDA margin in fiscal year 2012 was 7.8 percent compared to 7.5 percent in the same period a year ago. The improvement in Adjusted EBITDA margin is due to key initiatives executed by the company during fiscal year 2012 including improved pricing and the sale of our St. Priest, France manufacturing facility, partially offset by lower sales.
     On January 2, 2012, we completed the sale of our Commercial Truck manufacturing facility located in St. Priest, France to Renault Trucks SAS, an affiliate of AB Volvo. This transaction did not have a significant impact on our sales as production was absorbed by our remaining manufacturing facilities in Europe. During the first quarter of fiscal year 2012, we recognized non-cash charges of $19 million, including an asset impairment charge of $17 million for the disposal group, in connection with the then anticipated sale. In addition, other restructuring charges of approximately $5 million associated with employee headcount reduction and plant rationalization costs were recorded during fiscal year 2012.
During the second quarter of fiscal year 2012, we launched a European headcount reduction plan in response to the ongoing economic weakness and uncertainty in that region. We recognized approximately $7 million of restructuring charges associated with this plan, which was substantially complete at September 30, 2012. In addition, in November 2012, we announced a headcount reduction plan intended to reduce variable labor and other costs in response to market conditions in certain regions. Upon completion of this plan, we expect to eliminate approximately 425 hourly and salaried positions. We recognized approximately $5 million of restructuring charges associated with this action during the fourth quarter of fiscal year 2012. We also announced in November 2012 the consolidation of remanufacturing operations in our Aftermarket and Trailer segment resulting in the closure of one remanufacturing plant in Canada. Restructuring costs associated with these actions are expected to be approximately $18 million.
On November 12, 2012, we announced a revised management reporting structure resulting in two business segments: Commercial Truck & Industrial; and Aftermarket & Trailer. We will evaluate the impact of this revised reporting structure on our segment financial reporting in the first quarter of fiscal year 2013.

Cash flows provided by operating activities were $77 million in fiscal year 2012 compared to $41 million in the prior fiscal year. The increase in operating cash flows in fiscal year 2012 is due to improvements in working capital and lower usage of cash from discontinued operations compared to the prior year, which were partially offset by higher pension contributions.

Trends and Uncertainties

Production Volumes

The following table reflects estimated commercial truck production volumes for selected original equipment (OE) markets based on available sources and management’s estimates.

	Year Ended September 30,
	2012	2011	2010	2009	2008
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	296	224	147	129	194
North America, Medium-Duty Trucks	182	159	114	101	171
Western Europe, Heavy- and Medium-Duty Trucks	389	405	265	252	562
South America, Heavy- and Medium- Duty Trucks	168	204	174	118	161

We expect production volumes in North America and Europe to soften compared to the levels experienced in fiscal year 2012. Beginning in second quarter of fiscal year 2012, production volumes in South America declined significantly as the industry transitioned to tighter emission standard requirements for commercial vehicles. The recovery of production volumes has been slower than previously expected and we expect production volumes in South America to remain at such low levels during the first half of fiscal year 2013, with a modest improvement in the second half of fiscal year 2013. Production volumes in the Asia-Pacific region, more specifically China and India, have decreased compared to levels experienced in fiscal year 2011, and there is no certainty as to when these volumes will return to the levels previously experienced.

Sales for our primary military program were at their peak during the fourth quarter of fiscal year 2012. This program is expected to wind down over the next two years beginning in fiscal year 2013. We are working to secure our participation in new military programs with various OEMs. However, failure to secure new military contracts could have a longer-term negative impact to the company. In addition, even if sales of our military programs do return to historic levels, the levels of profitability on these sales could be lower than what we have recognized in recent periods.
Industry-Wide Issues
Our business continues to address a number of other challenging industry-wide issues including the following:

•	Uncertainty around the global market outlook;

•	Volatility in price and availability of steel, components and other commodities;

•	Disruptions in the financial markets and their impact on the availability and cost of credit;

•	Higher energy and transportation costs;

•	Impact of currency exchange rate volatility;

•	Consolidation and globalization of OEMs and their suppliers; and

•	Significant pension and retiree medical health care costs.
Other
Other significant factors that could affect our results and liquidity in fiscal year 2013 include:

•	Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewal negotiations;

•	Ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union;

•	Ability to work with our customers to manage rapidly changing production volumes;

•	Ability to recover and timing of recovery of steel price and other cost increases from our customers;

•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;

•	A significant deterioration or slowdown in economic activity in the key markets in which we operate;

•	Higher than planned price reductions to our customers;

•	Potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges;

•	Higher than planned warranty expenses, including the outcome of known or potential recall campaigns;

•	Our ability to implement planned productivity, cost reduction, and other margin improvement initiatives; and

•	Restrictive government actions by foreign countries (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs).

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

Management believes Adjusted EBITDA and Adjusted income (loss) from continuing operations are meaningful measures of performance as they are commonly utilized by management and investors to analyze ongoing operating performance and entity valuation. Management, the investment community and banking institutions routinely use Adjusted EBITDA and Adjusted EBITDA margin, together with other measures, to measure operating performance in our industry. Further, management uses Adjusted EBITDA for planning and forecasting future periods. In addition, we use Segment EBITDA as the primary basis to evaluate the performance of each of our reportable segments. Management believes that Free cash flow is useful in analyzing our ability to service and repay debt.

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

	Year Ended September 30,
	2012	2011	2010
Adjusted income from continuing operations	$111	$82	$18
Restructuring costs	(39)	(22)	(6)
Gain on sale of property	16	—	—
Asbestos-related liability remeasurement	(18)	—	—
Gain on settlement of note receivable	—	5	6
Loss on debt extinguishment	—	—	(13)
Income tax benefit	—	—	9
Income from continuing operations	$70	$65	$14
Adjusted diluted earnings per share from continuing operations	$1.14	$0.85	$0.21
Impact of adjustments on diluted earnings per share	(0.42)	(0.18)	(0.05)
Diluted earnings per share from continuing operations	$0.72	$0.67	$0.16
Free cash flow and Free cash flow from continuing operations before restructuring payments are reconciled to cash flows provided by operating activities below (in millions).

	Year Ended September 30,
	2012	2011	2010
Cash provided by operating activities — continuing operations	$89	$98	$147
Capital expenditures – continuing operations	(89)	(105)	(55)
Free cash flow – continuing operations	—	(7)	92
Cash provided by (used for) operating activities –
discontinued operations	(12)	(57)	64
Capital expenditures – discontinued operations	—	(6)	(34)
Free cash flow – discontinued operations	(12)	(63)	30
Free cash flow – total company	$(12)	$(70)	$122
Free cash flow – continuing operations	$—	$(7)	$92
Restructuring payments – continuing operations	22	13	14
Free cash flow from continuing operations before restructuring payments	$22	$6	$106

Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in “Results of Operations” below.

Results of Operations

     The following is a summary of our financial results for the last three fiscal years.

	Year Ended September 30,
	2012	2011	2010
	(in millions, except per share amounts)
Sales:
Commercial Truck	$2,717	$2,806	$1,960
Industrial	1,001	1,113	951
Aftermarket & Trailer	1,011	1,020	909
Intersegment Sales	(311)	(317)	(290)
SALES	$4,418	$4,622	$3,530
SEGMENT EBITDA:
Commercial Truck	$190	$171	$85
Industrial	68	74	94
Aftermarket & Trailer	93	113	83
SEGMENT EBITDA	351	358	262
Unallocated legacy and corporate costs, net (1)	(6)	(11)	(2)
ADJUSTED EBITDA	345	347	260
Interest expense, net	(95)	(95)	(106)
Provision for income taxes	(56)	(77)	(48)
Depreciation and amortization	(63)	(66)	(69)
Restructuring costs	(39)	(22)	(6)
Loss on sale of receivables	(9)	(10)	(3)
Gain on sale of property	16	—	—
Asbestos-related liability remeasurement	(18)	—	—
Other, net	—	5	—
Noncontrolling interests	(11)	(17)	(14)
INCOME FROM CONTINUING OPERATIONS, attributable to Meritor, Inc.	70	65	14
LOSS FROM DISCONTINUED OPERATIONS, net of tax, attributable to Meritor, Inc.	(18)	(2)	(2)
NET INCOME attributable to Meritor, Inc.	$52	$63	$12
DILUTED EARNINGS (LOSS) PER SHARE, attributable to Meritor, Inc.
Continuing operations	$0.72	$0.67	$0.16
Discontinued operations	(0.18)	(0.02)	(0.02)
Diluted earnings per share	$0.54	$0.65	$0.14
DILUTED AVERAGE COMMON SHARES OUTSTANDING	97.2	96.9	87.6

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to our business segments. These costs primarily include pension and retiree medical costs associated with recently sold businesses and other legacy costs for environmental and product liability. In fiscal year 2010, we recognized approximately $7 million of income as a result of the pension curtailment triggered by the freeze of our U.K. pension plan, of which $6 million is included in unallocated legacy and corporate costs, net.

Fiscal Year 2012 Compared to Fiscal Year 2011
Sales
The following table reflects total company and business segment sales for fiscal years 2012 and 2011. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales (in millions). Business segment sales include intersegment sales (in millions).

					Dollar Change Due To
			Dollar	%		Volume
	2012	2011	Change	Change	Currency	/ Other
Sales:
Commercial Truck	$2,717	$2,806	$(89)	(3)%	$(123)	$34
Industrial	1,001	1,113	(112)	(10)%	(24)	(88)
Aftermarket & Trailer	1,011	1,020	(9)	(1)%	(23)	14
Intersegment Sales	(311)	(317)	6	(2)%	21	(15)
TOTAL SALES	$4,418	$4,622	$(204)	(4)%	$(149)	$(55)

Commercial Truck sales were $2,717 million in fiscal year 2012, down 3 percent from fiscal year 2011. The effects of foreign currency exchange rates decreased sales by $123 million compared to prior year. North American industry-wide production volumes for heavy- and medium-duty trucks increased by approximately 25 percent in fiscal year 2012 as compared to the prior year. However, the increase in sales in North America associated with the higher production volumes was substantially offset by lower sales in South America and Europe as industry-wide production volumes in these regions decreased by approximately 18 percent and 4 percent, respectively, compared to the same period in the prior year. In South America, the industry transitioned to tighter emission standard requirements for commercial vehicles resulting in lower production volumes beginning in our second quarter of fiscal year 2012. The recovery of production volumes in South America has been slower than previously expected, and we expect these production volumes to be lower in the first half of fiscal year 2013 compared to the first half of fiscal year 2012.
     Industrial sales were $1,001 million in fiscal year 2012, down from $1,113 million in fiscal year 2011. The decrease in sales was due to lower sales in the Asia-Pacific region, primarily China and India, and lower sales from Caiman and other non-FMTV defense programs as compared to the same period in the prior year, partially offset by higher sales in our FMTV defense program.
     Aftermarket & Trailer sales were $1,011 million in fiscal year 2012, slightly down from $1,020 million in fiscal year 2012. The decrease in sales is primarily due to the impact of foreign currency translation, which decreased sales by $23 million compared to the prior year. Excluding the effects of foreign currency, sales increased by $14 million primarily due to higher sales of aftermarket and trailer products in North America, partially offset by lower sales of aftermarket products in Europe.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the fiscal year 2012 was $3,933 million compared to $4,146 million in the prior year. The decrease in costs of sales is primarily due to lower sales, which decreased by 4 percent, and the lower fixed costs resulting from the rationalization of our European manufacturing footprint as well as improvements in our operations. Total cost of sales was approximately 89.0 percent of sales in fiscal year 2012 compared to 89.7 percent in the prior year.
     The following table summarizes significant factors contributing to the changes in costs of sales for the fiscal year 2012 compared to prior year (in millions):

Cost of Sales
Fiscal year ended September 30, 2011	$4,146
Volume, mix and other, net	(79)
Foreign exchange	(134)
Fiscal year ended September 30, 2012	$3,933

Changes in the components of cost of sales year over year are summarized as follows (in millions):

Lower material costs	$(147)
Lower labor and overhead costs	(65)
Other	(1)
Total decrease in costs of sales	$(213)

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the fiscal year 2012 decreased by approximately $147 million compared to last year, primarily as a result of lower sales.
Labor and overhead costs decreased by $65 million compared to the prior fiscal year. The decrease was primarily due to lower sales compared to the prior year. In addition, savings associated with the rationalization of our European manufacturing operations, including the sale of the St. Priest, France facility, as well as continuous improvement initiatives contributed to the decrease in labor and overhead costs.
As a result of the above, gross profit for the fiscal year 2012 was $485 million compared to $476 million in 2011. Gross margins increased to 11.0 percent for fiscal year 2012 compared to 10.3 percent in the prior year.
Other Income Statement Items
     Selling, general and administrative expenses (SG&A) for the fiscal years 2012 and 2011 are summarized as follows (in millions):

	2012		2011		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$9	0.2%	$10	0.2%	$(1)	—
Short- and long-term variable compensation	23	0.6%	27	0.6%	(4)	—
Charge for legal contingency	6	0.1%	—	—%	6	0.1 pts
Asbestos-related liability remeasurement	18	0.4%	—	—%	18	0.4 pts
All other SG&A	229	5.2%	241	5.2%	(12)	—
Total SG&A	$285	6.5%	$278	6.0%	$7	0.5 pts

Included in selling, general and administrative expenses in fiscal year 2012 are $6 million of charges for a legal contingency. In fiscal year 2012, the company recognized an $18 million charge associated with the valuation and remeasurement of asbestos-related liabilities (see Critical Accounting Policies below). All other SG&A represents normal selling, general and administrative expenses.
     Restructuring costs of $39 million were recognized during the fiscal year ended September 30, 2012 compared to $22 million in the prior year. Restructuring costs in the fiscal year 2012 include $24 million recognized in our Commercial Truck segment in connection with the January 2012 sale of our St. Priest, France manufacturing facility to Renault Trucks SAS. These costs included non-cash charges of $19 million recognized in the first quarter of fiscal year 2012, of which $17 million relate to impairments of assets held for sale at December 31, 2011. In addition, in fiscal year 2012, we recognized $5 million of costs associated with employee headcount reductions and facility rationalization actions. During the second quarter of fiscal year 2012, we approved a European headcount reduction plan in response to the ongoing economic weakness and uncertainty in that region and recognized approximately $7 million of restructuring costs associated with this plan in fiscal year 2012. During the fourth quarter of fiscal year 2012, we recognized approximately $5 million of costs associated with employee headcount reductions. The remaining restructuring costs recognized during the fiscal year 2012 were primarily associated with the company’s previously announced executive headcount reduction. In fiscal year 2011, we recognized $16 million of restructuring charges primarily associated with employee headcount reductions at our St. Priest, France manufacturing facility and $6 million of charges associated with executive headcount reduction at certain corporate locations.
Gain on sale of property of $16 million recognized during fiscal year 2012 is associated with the sale of excess land at our facility in Cwmbran, Wales.

     Operating income for fiscal year 2012 was $173 million compared to $174 million in the prior year. Key items impacting operating income are previously discussed.
     Equity in earnings of affiliates was $52 million in fiscal year 2012, compared to $70 million in the prior year. The decrease is due to lower earnings from our affiliates in South America as the industry transitioned to tighter emission standard requirements, and our affiliate in India, which were partially offset by higher earnings from our affiliates in North America.
Provision for income taxes was $56 million in fiscal year 2012 compared to $77 million in fiscal year 2011. The decrease in provision for income taxes was primarily due to lower earnings in taxpaying jurisdictions. Income tax expense in fiscal year 2011 was favorably impacted by a $14 million tax benefit recorded in continuing operations that was required to offset a tax expense recorded against the income in other comprehensive loss resulting from the year-end re-measurement of our retiree healthcare obligations. In fiscal year 2012, our effective tax rate was 41 percent compared to 48 percent in the prior year. Generally, we expect our effective tax rate to remain at inflated levels in the near term until we can generate income in certain jurisdictions in which we are recognizing valuation allowances against our deferred tax assets. In these jurisdictions, we are not able to recognize tax benefits related to current operating losses.
Income from continuing operations (before noncontrolling interests) for fiscal year 2012 was $81 million, compared to $82 million in the prior year. Key items impacting income from continuing operations are previously discussed.
Loss from discontinued operations was $18 million in fiscal year 2012, compared to loss of $2 million in the prior year. Significant items included in results from discontinued operations in fiscal years 2012 and 2011 include the following:

	Year Ended September 30,
	2012	2011
Operating income, net	$—	$11
Gain (loss) on sale of business, net	(1)	19
Restructuring costs	(1)	(9)
Charge for legal contingency and indemnity obligation	(10)	(4)
Environmental remediation charges	(3)	(4)
Other, net	(6)	(12)
Income (loss) before income taxes	(21)	1
Benefit (provision) for income taxes	3	(3)
Net loss from discontinued operations attributable to Meritor, Inc.	$(18)	$(2)
Operating income, net from discontinued operations represents income from normal operating activities of the businesses included in discontinued operations.
     Gain on sale of businesses, net: The loss on sale of business in fiscal year 2012 relates to the sale of our damper business located in Leicester, England during the first quarter. During the second quarter of fiscal year 2011, we recognized a pre-tax gain of $32 million ($32 million after-tax) on the sale of our Body Systems business and a pre-tax loss of $13 million ($13 million after tax) on the sale our Gabriel Europe business.
Restructuring costs: We recognized $1 million and $8 million of restructuring charges associated with the closure of our EU Trailer business in fiscal years 2012 and 2011, respectively. These charges were primarily related to employee severance benefits. The remaining restructuring charges in fiscal year 2011 were related to employee severance costs at our Gabriel Europe business prior to the sale in the second quarter.

Charge for legal contingency and indemnity obligation: On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that several filter manufacturers and their affiliated corporate entities, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit was a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, were filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S. cases were consolidated into a multi-district litigation proceeding in Federal court for the Northern District of Illinois. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. In April 2012, the company settled with the U.S. indirect purchasers for $3.1 million resolving their portion of the suit. In August 2012, the company entered into a settlement agreement for the remaining claims with the U.S. direct purchasers for $8.3 million. The liability for the settlement agreement with the U.S. direct purchasers is included in other current liabilities in the consolidated balance sheet. Following this settlement, the only remaining plaintiffs in the litigation are those who filed their actions in Canada.
     Other, net: Other primarily relates to charges for changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale. Also included in other charges are costs associated with the sale of our EU Trailer business.
     Net income attributable to noncontrolling interests for fiscal year 2012 was $11 million compared to $17 million for fiscal year 2011. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated joint ventures.
     Net income attributable to Meritor, Inc. was $52 million for fiscal year ended September 30, 2012 compared to $63 million for 2011. The reasons for the change are discussed above.
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
     The following table reflects Segment EBITDA and Segment EBITDA margins for fiscal year ended September 30, 2012 and 2011 (dollars in millions).

	Segment EBITDA				Segment EBITDA Margins
			$	%
	2012	2011	Change	Change	2012	2011	Change
Commercial Truck	$190	$171	$19	11%	7.0%	6.1%	0.9	pts
Industrial	68	74	(6)	(8)%	6.8%	6.6%	0.2	pts
Aftermarket & Trailer	93	113	(20)	(18)%	9.2%	11.1%	-1.9	pts
Segment EBITDA	$351	$358	$(7)	(2)%	7.9%	7.7%	0.2	pts
Significant items impacting year over year Segment EBITDA include the following:

	Commercial Truck	Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA – Fiscal year ended September 30, 2011	$171	$74	$113	$358
Lower earnings from unconsolidated affiliates	(9)	(1)	(8)	(18)
Lower pension and retiree medical costs	4	4	3	11
Foreign exchange - transaction and translation	(41)	(6)	(7)	(54)
Accrual for value added tax contingency	—	—	(6)	(6)
Volume, mix, pricing and other, net	65	(3)	(2)	60
Segment EBITDA – Fiscal year ended September 30, 2012	$190	68	93	351

Commercial Truck Segment EBITDA was $190 million in fiscal year 2012, up $19 million compared to prior year. Segment EBITDA margin increased to 7.0 percent compared to 6.1 percent in the prior year. The increase in Segment EBITDA and Segment EBITDA margin is primarily attributable to improvements in pricing, material performance and lower fixed costs resulting from the rationalization of our European manufacturing footprint, primarily the sale of our St. Priest, France manufacturing facility, in the second quarter of fiscal year 2012. In addition, North American industry-wide production volumes for heavy- and medium-duty trucks increased 25 percent in fiscal year 2012 as compared to prior year resulting in improvement in Segment EBITDA. The increase in Segment EBITDA and Segment EBITDA margin attributable to these items was partially offset by the adverse impact of geographic sales mix, including lower sales in South America, lower earnings from our unconsolidated joint ventures and unfavorable foreign currency translation (primarily associated with the Brazilian Real). Industry-wide production volumes in South America decreased by approximately 18 percent in fiscal year 2012 as compared to prior year due to the impact of commercial vehicle industry transitioning to tighter emission standards.
     Industrial Segment EBITDA was $68 million in fiscal year 2012, down $6 million compared to prior year. The decrease in Segment EBITDA was a result of the lower sales in the Asia-Pacific region, primarily China, and lower sales associated with the Caiman defense program, partially offset by higher sales for the FMTV defense program and the favorable impact of pricing adjustments related to products associated with certain military and non-military programs.
     Aftermarket & Trailer Segment EBITDA was $93 million in fiscal year 2012, down $20 million compared to prior year. The decrease in Segment EBITDA is primarily due to deterioration in earnings related to lower volumes in our European aftermarket business, lower earnings from our unconsolidated trailer joint venture in Brazil, accrual for value added tax contingency associated with certain sales transaction and the impact of foreign currency translation.

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

					Dollar Change Due To
	2011	2010	Dollar Change	% Change	Currency	Volume / Other
Sales:
Commercial Truck	$2,806	$1,960	$846	43%	$70	$776
Industrial	1,113	951	162	17%	31	131
Aftermarket & Trailer	1,020	909	111	12%	21	90
Intersegment Sales	(317)	(290)	(27)	(9)%	5	(32)
TOTAL SALES	$4,622	$3,530	$1,092	31%	$127	$965
Commercial Truck sales were $2,806 million in fiscal year 2011, up 43 percent from fiscal year 2010. The effect of foreign currency translation increased sales by $70 million. Excluding the effects of foreign currency, sales increased by $776 million or 40 percent. The increase in sales was primarily due to higher OE production volumes in all regions. Production volumes in the North American Class 8 commercial vehicle truck markets were higher by 52 percent compared to the prior year. European heavy- and medium-duty truck production volumes increased 53 percent compared to the prior year and South American commercial truck volumes increased approximately 17 percent.

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

Aftermarket & Trailer sales were $1,020 million in fiscal year 2011, up 12 percent from fiscal year 2010. Excluding the effects of foreign currency, sales increased by $90 million or 10 percent. The increase in sales was due to higher sales of our core aftermarket replacement products in regions across the globe and our products for trailer applications. These increases were partially offset by lower sales of our military service parts.

Cost of Sales and Gross Profit

Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the fiscal year ended September 30, 2011 was $4,146 million compared to $3,105 million in the prior year, representing an increase of 34 percent. The increase in costs of sales was primarily due to the increase in sales volumes discussed above.

Total cost of sales was approximately 89.7 percent of sales for the fiscal year ended September 30, 2011 compared to approximately 88.0 percent for the prior fiscal year.

The following table summarizes significant factors contributing to the changes in costs of sales during fiscal year 2011 compared to the prior fiscal year (in millions):

Cost of Sales
Fiscal year ended September 30, 2010	$3,105
Volumes, mix and other, net	939
Foreign exchange	102
Fiscal year ended September 30, 2011	$4,146

Changes in the components of cost of sales year over year are summarized as follows (in millions):

Higher material costs	$872
Higher labor and overhead costs	156
Other, net	13
Total increase in costs of sales	$1,041
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs increased by $872 million compared to the prior year, primarily as a result of higher sales volumes, rising cost of steel, freight and other premium costs. Global steel prices increased significantly during fiscal year 2011.

Labor and overhead costs increased by $156 million compared to the prior year. The increase was primarily due to the higher sales volumes, partially offset by lower labor and overhead costs associated with continuous improvement and rationalization of operations.

As a result of the above, gross profit for the fiscal year ended September 30, 2011 was $476 million compared to $425 million in the same period last year. Gross margins decreased to 10.3 percent for the fiscal year ended September 30, 2011 compared to 12.0 percent last fiscal year.

Other Income Statement Items

Selling, general and administrative expenses (SG&A) for fiscal years 2011 and 2010 are summarized as follows (in millions):

	2011		2010		Increase (Decrease)
	Amount	% of sales	Amount	% of sales
SG&A
Loss on sale of receivables	$10	0.2%	$3	0.1%	$7	0.1 pts
Short- and long-term variable compensation	27	0.6%	57	1.6%	(30)	(1.0) pts
All other SG&A	241	5.2%	221	6.3%	20	(1.1	) pts
Total SG&A	$278	6.0%	$281	8.0%	$(3)	(2.0	) pts
In fiscal year 2011, short- and long-term variable compensation pay has been accrued based on fiscal year 2011 financial results and target payout rates. All other SG&A represents normal selling, general and administrative expense. Despite the overall increase in all other SG&A expense as compared to fiscal year 2010, it has decreased as a percentage of sales compared to the prior year. This decrease in normal selling, general and administrative expenses as a percentage of sales was a result of our continuing efforts to control costs.

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

Equity in earnings of affiliates was $70 million in fiscal year 2011, compared to $48 million in the prior year. The increase was due to higher earnings from our joint venture affiliates in all regions. The improved earnings were primarily due to higher volumes in their respective truck and trailer markets.

Interest expense, net was $95 million and $106 million in fiscal years 2011 and 2010, respectively. Included in interest expense, net for fiscal year 2010 was a net loss on debt extinguishment of approximately $13 million partially offset by a $6 million gain on the collection of a note receivable from the sale of our Emissions Technologies business in fiscal year 2007.

Provision for income taxes was $77 million in fiscal year 2011 compared to $48 million in fiscal year 2010. The increase in provision for income taxes was primarily due to higher income before income taxes, which increased to $159 million in fiscal year 2011 compared to $76 million in fiscal year 2010. Income tax expense in fiscal year 2011 was favorably impacted by a $14 million tax benefit recorded in continuing operations that was required to offset a tax expense recorded against the income in other comprehensive loss resulting from the year-end re-measurement of our retiree healthcare obligations. In fiscal year 2011, our effective tax rate was 48 percent compared to 63 percent in the prior year. Generally, we expect our effective tax rate to remain at inflated levels in the near term until we can generate income in certain jurisdictions in which we are recognizing valuation allowances against our deferred tax assets. In these jurisdictions, we are not able to recognize tax benefits related to current operating losses.

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

Net income attributable to noncontrolling interests was $17 million in fiscal year 2011 compared to $14 million in fiscal year 2010. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated joint ventures.

Net income attributable to Meritor, Inc. was $63 million for fiscal year 2011 compared to a net income of $12 million for fiscal year 2010. The increase in income was attributable to reasons previously discussed.

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

The following table reflects segment EBITDA and EBITDA margins for fiscal years 2011 and 2010 (dollars in millions).

	Segment EBITDA				Segment EBITDA Margins
	2011	2010	$ Change	% Change	2011	2010	Change
Commercial Truck	$171	$85	$86	101%	6.1%	4.3%	1.8 pts
Industrial	74	94	(20)	(21)%	6.6%	9.9%	(3.3) pts
Aftermarket & Trailer	113	83	30	36%	11.1%	9.1%	2.0 pts
Segment EBITDA	$358	$262	$96	37%	7.7%	7.4%	0.3 pts
Significant items impacting year-over-year segment EBITDA include the following:

	Commercial Truck	Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA–Year ended September 30, 2010	$85	$94	$83	$262
Higher earnings from unconsolidated affiliates	18	2	2	22
Lower variable compensation costs	24	7	13	44
Lower pension and retiree medical costs	4	7	3	14
Impact of foreign currency exchange rates	18	2	6	26
Volume, performance, mix and other, net of cost reductions	22	(38)	6	(10)
Segment EBITDA – Year ended September 30, 2011	$171	$74	$113	$358
Commercial Truck Segment EBITDA was $171 million in fiscal year 2011 compared to $85 million in the prior fiscal year. Segment EBITDA margin increased to 6.1 percent in fiscal year 2011 compared to 4.3 percent in the prior fiscal year. The increase in Segment EBITDA was attributable to higher commercial truck production volumes in all regions compared to the prior year and higher earnings from our unconsolidated joint ventures. In addition, Segment EBITDA was favorably impacted by foreign currency translation, primarily due to the movement in Brazilian real compared to the U.S. dollar and net gains of $5 million associated with foreign currency option contracts  and lower variable incentive compensation costs in the current fiscal year. The favorable impact of the higher sales volumes on Segment EBITDA margin was partially offset by the rising cost of steel and certain other costs to meet current production volumes.

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

Aftermarket & Trailer Segment EBITDA was $113 million in fiscal year 2011, up $30 million compared to the prior fiscal year. Segment EBITDA margin increased to 11.1 percent in the current fiscal year compared to 9.1 percent in fiscal year 2010. The increase in Segment EBITDA and Segment EBITDA margin was due to the favorable impact of a number of factors, including higher sales in our core aftermarket products, higher sales of products for trailer applications, lower variable compensation costs and the impact of foreign currency translation, partially offset by rising steel costs.

Non-Consolidated Joint Ventures

At September 30, 2012, our continuing operations included investments in 6 joint ventures that were not majority-owned or controlled and were accounted for under the equity method of accounting. Our investments in non-consolidated joint ventures totaled $169 million and $174 million at September 30, 2012 and 2011, respectively.

These strategic alliances provide for sales, product design, development and/or manufacturing in certain product and geographic areas. Aggregate sales of our non-consolidated joint ventures were $1,787 million, $1,977 million and $1,474 million in fiscal years 2012, 2011 and 2010, respectively.

Our equity in the earnings of affiliates was $52 million, $70 million and $48 million in fiscal years 2012, 2011 and 2010, respectively. We received cash dividends from our affiliates of $47 million, $45 million and $11 million in fiscal years 2012, 2011 and 2010, respectively.

For more information about our non-consolidated joint ventures, see Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data .

Financial Condition

Cash Flows (in millions)

	Fiscal Year Ended September 30,
	2012	2011	2010
OPERATING CASH FLOWS
Income from continuing operations	$81	$82	$28
Adjustments to income from continuing operations:
Depreciation and amortization	63	66	69
Loss on debt extinguishment	—	—	13
Deferred income tax expense (benefit)	13	25	(16)
Pension and retiree medical expense	53	71	81
Gain on sale of property	(16)	—	—
Equity in earnings of affiliates	(52)	(70)	(48)
Restructuring costs	39	22	6
Dividends received from equity method investments	47	45	11
Pension and retiree medical contributions	(140)	(71)	(114)
Restructuring payments	(22)	(13)	(14)
Proceeds from termination of interest rate swaps and interest on note receivable	—	—	19
Decrease (increase) in working capital	37	(177)	(57)
Changes in sale of receivables	(24)	144	63
Other, net	10	(26)	106
Cash flows provided by continuing operations	89	98	147
Cash flows provided by (used for) discontinued operations	(12)	(57)	64
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$77	$41	$211

Cash provided by operating activities for fiscal year 2012 was $77 million compared to $41 million in fiscal year 2011 and $211 million in fiscal year 2010. The increase in cash provided by operations in fiscal year 2012 compared to fiscal year 2011 was a result of improvements in working capital and lower utilization of cash flows used by discontinued operations. This impact was partially offset by higher pension and retiree medical contributions and higher restructuring payments.

The operating cash flow in fiscal year 2011 was adversely impacted by higher investments in working capital, primarily inventory and receivables, resulting from the strengthening commercial vehicle and industrial markets and variable compensation payments made in the first quarter of fiscal year 2011 relating to our fiscal year 2010 performance partially offset by lower pension and retiree medical contributions. In fiscal year 2010, we received $12 million of interest proceeds on the collection of a note receivable related to the sale of our Emissions Technologies business in fiscal year 2007 and $7 million from the termination of interest rate swaps entered into in fiscal year 2010.

Cash flow used by discontinued operations in fiscal year 2012 were $12 million compared to cash flow used of $57 million in fiscal year 2011 and cash provided of $64 million in fiscal year 2010. Cash used by discontinued operations in fiscal year 2011 primarily relates to working capital investments and the settlement of certain indemnities related to a previously divested business. Cash flows provided by discontinued operations in fiscal year 2010 were impacted by improved working capital and lower restructuring payments.

	Fiscal Year Ended September 30,
	2012	2011	2010
INVESTING CASH FLOWS
Capital expenditures	$(89)	$(105)	$(55)
Proceeds from sale of property	18	—	—
Other investing activities, net	3	2	5
Net investing cash flows provided by (used for) discontinued operations	28	(69)	(14)
CASH USED FOR INVESTING ACTIVITIES	$(40)	$(172)	$(64)
Cash used for investing activities was $40 million in fiscal year 2012, compared to cash used of $172 million and $64 million in fiscal year 2011 and 2010, respectively. Capital expenditures were $89 million in fiscal year 2012 compared to $105 million in fiscal year 2011 and $55 million in fiscal year 2010. Proceeds from sale of property are related to the sale of excess land at our Commercial Truck facility at Cwmbran, Wales. Investing cash flows provided by discontinued operations in fiscal year 2012 include $27 million of cash received from the purchaser of our Body Systems business. We received $24 million, net of tax withholdings, of cash balances which were held at Body Systems entities in China and Brazil at the time of sale, and which the company was entitled to receive as these balances became available for distribution from those jurisdictions. We also received $3 million for the first installment on the note receivable, which was issued at the time of sale as part of the purchase consideration.

Net investing cash flows used for discontinued operations in fiscal year 2011 include $50 million related to the divestiture of our Body Systems business, including the cash outflow of $33 million of cash held at the time of sale in China and Brazil and $15 million of transaction costs. Also included in net investing cash flows used by discontinued operations in fiscal year 2011 was a $15 million capital contribution made prior to the sale of our chassis operations in Bonneval, France and $6 million capital expenditures in our Body Systems business in the first quarter of fiscal year 2011.

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

	Fiscal Year September 30,
	2012	2011	2010
FINANCING CASH FLOWS
Payments on new accounts receivable securitization program	$—	$—	$(83)
Payments on revolving credit facility, net	—	—	(28)
Repayment of notes and term loan	(86)	—	(193)
Proceeds from debt issuance	100	—	245
Borrowings on lines of credit and other	—	—	5
Net change in debt	14	—	(54)
Issuance and debt extinguishment costs	(12)	—	(45)
Proceeds from stock issuance	—	—	209
Other financing activities	—	6	(1)
Net cash used for discontinued operations	—	—	(12)
CASH PROVIDED BY FINANCING ACTIVITIES	$2	$6	$97
Cash provided by financing activities was $2 million in fiscal year 2012 compared to $6 million in fiscal year 2011. In the second quarter of fiscal year 2012, we retired the remaining $84 million of outstanding 8-3/4 percent notes due 2012 at par value. In the third quarter of fiscal year 2012, we entered into a new five-year term loan agreement as part of the amendment and extension of our revolving credit facility and borrowed $100 million under the term loan. During the third and fourth quarters of fiscal year 2012, we made the required repayments under the new term loan in the amount of $2 million. Further information about the term loan is discussed in "Liquidity" below. Debt issuance costs of $12 million in fiscal year 2012 were related to fees associated with the amendment and extension of our revolving credit facility and the new term loan agreement.

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

Contractual Obligations

As of September 30, 2012 we are contractually obligated to make payments as follows (in millions):

	Total	2013	2014	2015	2016- 2017	Thereafter (2)
Total debt (1)	$1,112	$18	$11	$262	$71	$750
Operating leases	91	17	14	13	24	23
Interest payments on long-term debt	507	69	69	68	97	204
Total	$1,710	$104	$94	$343	$192	$977

(1)
See additional discussion under "Liquidity" below. Total debt excludes the unamortized gain on swap termination of $10 million, unamortized discount on convertible notes of $58 million, discount of $3 million on the 10-5/8 percent notes due March 15, 2018, and discount of $1 million on the 8-1/8 percent notes dues September 15, 2015.

(2)
Includes our 4.625 percent and 4.0 percent convertible notes which contain a put and call feature that allows for earlier redemption beginning in 2016 and 2019, respectively (for further discussion, refer to Note 15 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data Convertible Securities below).

We also sponsor defined benefit pension plans that cover most of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. Management expects funding for our retirement pension plans of approximately $73 million in fiscal year 2013.

We also sponsor retirement medical plans that cover certain of our U.S. and non-U.S. employees and retirees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. Management expects retiree medical plan benefit payments of approximately $46 million in fiscal year 2013; $45 million in fiscal years 2014, 2015, and 2016; and $44 million in fiscal year 2017.

Contractual obligations identified in the table above do not include liabilities associated with uncertain tax positions of $27 million due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. For additional discussion of uncertain tax positions, refer to Note 21 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Liquidity

Our outstanding debt, net of discounts where applicable, is summarized below (in millions). For a detailed discussion of terms and conditions related to this debt, see Note 15 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

	September 30,
	2012	2011
Fixed-rate debt securities	$497	$580
Fixed-rate convertible notes	500	500
Term Loan	98	—
Unamortized discount on convertible notes	(58)	(68)
Unamortized gain on interest rate swap termination	10	14
Lines of credit and other	13	8
Total debt	$1,060	$1,034
     Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2013 capital expenditures to be in the range of $65 million to $75 million.
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
     In February 2012, we filed a shelf registration statement with the Securities and Exchange Commission, which was amended in November 2012, registering up to $750 million of debt and/or equity securities that we may offer in one or more series on terms to be determined at the time of sale.
     We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations, through the term of our revolving credit facility, which matures in April 2017 but is subject to a springing maturity in June or November 2015 under certain circumstances (see further discussion below related to amendment and extension of our Revolving Credit Facility maturing in April 2017).

Sources of liquidity as of September 30, 2012, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Unused as of 9/30/12	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$429	$428	April 2017(1)
Committed U.S. accounts receivable securitization(2)	100	100	June 2015
Total on-balance sheet arrangements	529	528
Off-balance sheet arrangements:(2)
Swedish Factoring Facility	194	40	June 2013
U.S. Factoring Facility	84	18	October 2013
U.K. Factoring Facility	32	20	February 2013
Italy Factoring Facility	39	23	June 2017
Other uncommitted factoring facilities	26	19	Various
Letter of credit facility	30	—	November 2015
Total off-balance sheet arrangements	405	120
Total available sources	$934	$648

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

Cash and Liquidity Needs – Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At September 30, 2012, we had $257 million in cash and cash equivalents.

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

No borrowings were outstanding under the revolving credit facility at September 30, 2012 and 2011. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At September 30, 2012, $1 million of letters of credit were outstanding under the revolving credit facility. No letters of credit were outstanding on September 30, 2011. At certain times during any given month, we could draw on our revolving credit facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay borrowings under the facility. Accordingly, during any given month, we may draw down on this facility in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
     The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1.00 as of the last day of the fiscal quarter commencing with the fiscal quarter ending on or about March 31, 2012 through and including the fiscal quarter ending on or about September 30, 2012, (ii) 2.25 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending on or about December 31, 2012 through and including the fiscal quarter ending on or about September 30, 2013, and (iii) 2.00 to 1.00 as of the last day of each fiscal quarter thereafter. At September 30, 2012, we were in compliance with all covenants under our credit agreement with a ratio of approximately 0.55x for the priority debt-to-EBITDA covenant.
     Availability under the amended and extended revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At September 30, 2012, the revolving credit facility was collateralized by approximately $611 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating for the senior secured facilities. At September 30, 2012, the margin over LIBOR rate was 425 basis points, and the commitment fee was 50 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 325 basis points.
Certain of the company's subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company's indentures (see Note 27 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).
Term Loan – As part of the amendment and restatement of our revolving credit facility, on April 23, 2012, we also entered into a $100 million term loan agreement with a maturity date of April 23, 2017. The maturity date of April 23, 2017 is also subject to the same springing maturity conditions discussed under "Revolving Credit Facility" above. The term loan will amortize over a period of 5 years from the effective date as follows: $5 million principal to be repaid during year one; $10 million principal to be repaid in each of the years two, three and four; and the remaining principal balance to be paid in year five. Principal payments will be made on a quarterly basis for the duration of the term loan. As of the effective date of the term loan, the margin over LIBOR rate was 425 basis points. We have the ability to prepay the term loan at any time without penalty or premium. At September 30, 2012, the outstanding balance of the term loan was $98 million.

New U.S. Securitization Program – On June 18, 2012, we entered into a new $100 million U.S. accounts receivables securitization facility, which expires on June 18, 2015. This program is provided by PNC Bank, National Association (PNC), as Administrator, Market Street Funding, LLC, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility and certain other receivables) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At September 30, 2012, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to our priority-debt-to-EBITDA ratio, which is identical to the corresponding covenant in our revolving credit facility as it exists on the date of the agreement. In addition, this securitization program contains a cross default to our revolving credit facility. At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
     At September 30, 2011, we had a $125 million U.S. accounts receivables financing arrangement which was provided on a committed basis by a syndicate of financial institutions led by Ally Commercial Finance LLC, which was due to expire in October 2013. In connection with entering into the new U.S. Securitization Program discussed above, we terminated this receivables financing arrangement on June 18, 2012. No amounts were outstanding under this program at September 30, 2011.
     Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions at our various U.S. locations. Under this arrangement, we can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 575 basis points per annum. Under this arrangement, we can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of September 30, 2012, we had $6 million outstanding under these arrangements.
     Credit Ratings – At September 30, 2012, Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company were B, BB- and B-, respectively. Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company were B2, Ba2 and B3, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.

Off-Balance Sheet Arrangements

Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at September 30, 2012 of approximately $255 million, of which $248 was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables in Sweden, U.S., U.K. and Italy. The remaining amount of $7 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, unused amounts and expiration dates for each of these programs are shown in the earlier table in the "Liquidity" section under "Overview."
The Sweden and U.S. factoring facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through October 2013. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
Since many of our accounts receivable factoring programs support our working capital requirements in Europe, we are monitoring developments with respect to the European monetary union. If the European monetary union were to dissolve and we were unable to renegotiate our European factoring agreements or find alternative sources of funding, it could have a material adverse effect on our liquidity.

Letter of Credit Facilities – We entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At September 30, 2012 and 2011, we had $30 million of letters of credit outstanding under this facility. In addition, we had another $18 million and $2 million of letters of credit outstanding through other letter of credit facilities at September 30, 2012 and 2011, respectively.

Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the company does not settle the issued notes payable on their respective due dates, such non-payment could constitute an event of default under the company’s revolving credit facility if the defaulted amount exceeds $35 million.

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

Pensions — Our pension obligations are determined annually on an actuarial basis and were measured as of September 30, 2012 and 2011. The U.S. plans include a qualified and non-qualified pension plan. The most significant non-U.S. plan is located in the United Kingdom. Other non-U.S. plans are located in Germany, Canada and Switzerland. The following are the significant assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

	2012				2011
	U.S.	Non-U.S.			U.S.	Non-U.S.
Assumptions as of September 30:
Discount rate (1)	4.20%	2.10%	—	4.60%	4.85%	2.25%	—	5.20%
Assumed return on plan assets (beginning of the year)(1)(2)	8.00%	2.50%	—	7.50%	8.50%	2.50%	—	8.00%

(1)
The discount rate for the company’s U.K. pension plan was 4.60 percent for fiscal year 2012, and 5.00 percent for fiscal years 2011 and 2010. The assumed return on plan assets for this plan was 7.50 percent for fiscal year 2012, and 8.00 percent for fiscal years 2011 and 2010.

(2)	The assumed return on plan assets for fiscal year 2013 is 8.00 percent for the U.S. plan and 7.25 percent for the U.K. plan.

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

These assumptions reflect our historical experience and our best judgments regarding future expectations. The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the plans in 2012, are shown below (in millions):

	Effect on All Plans – September 30, 2012
	Percentage Point Change	Increase (Decrease) in PBO	Increase (Decrease) in Pension Expense
Assumption:
Discount rate	-0.5 pts	$150	$2
	+0.5 pts	(137)	(2)
Assumed return on plan assets	-1.0 pts	NA(1)	15
	+1.0 pts	NA(1)	(15)
____________________
(1) Not Applicable

Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in the footnotes. Based on the September 30, 2012 and 2011 measurement dates, we had an unrecognized loss of $953 million and $888 million, respectively. A portion of this loss is amortized into earnings each fiscal year. Unrecognized losses for the U.S. and U.K. plans are being amortized into net periodic pension expense over the average life expectancy of the inactive participants of approximately 28 years.

In recognition of the long-term nature of the liabilities of the pension plans, we have targeted an asset allocation strategy designed to promote asset growth while maintaining an acceptable level of risk over the long term. Asset-liability studies are performed periodically to validate the continued appropriateness of these asset allocation targets. The asset allocation ranges for the U.S. plan are 30–50 percent equity investments, 30–50 percent fixed income investments and 10–30 percent alternative investments. Alternative investments include private equities, real estate, hedge funds and partnership interests. The target asset allocation ranges for the non-U.S. plans are 15–40 percent equity investments, 30–60 percent fixed income investments, 0–10 percent real estate and 15–40 percent alternative investments. The asset class mix and the percentage of securities in any asset class or market may vary as the risk/return characteristics of either individual market or asset classes vary over time.

The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. Meritor securities did not comprise any of the value of our worldwide pension assets as of September 30, 2012.

Based on current assumptions, the fiscal year 2013 net pension expense is estimated to be zero. In addition, in 2013, we will be winding-up and annuitizing one of our significant Canadian pension plans as required under Canadian pension rules and regulations. The one-time settlement costs related to this wind-up are expected to be in the range of $30 million to $35 million.

Retiree Medical — We have retirement medical plans that cover certain of our U.S. and non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Our retiree medical obligations were measured as of September 30, 2012 and September 30, 2011.

The following are the significant assumptions used in the measurement of the accumulated postretirement benefit obligation (APBO):

	2012	2011
Assumptions as of September 30:
Discount rate	3.90%	4.60%
Health care cost trend rate	7.20%	7.50%
Ultimate health care trend rate	5.00%	5.00%
Year ultimate rate is reached	2023	2023

The discount rate is the rate used to calculate the present value of the APBO. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. We used the corporate AA/Aa bond rate for this assumption.

The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. Our projection for fiscal year 2013 is an increase in health care costs of 7.20 percent. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 5.00 percent by fiscal year 2023 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2012	2011
Effect on total of service and interest cost
1% Increase	$3	$3
1% Decrease	(3)	(2)
Effect on APBO
1% Increase	66	65
1% Decrease	(59)	(53)

Based on current assumption, fiscal year 2013 retiree medical expense is estimated to be approximately $41 million.

Product Warranties — Our business segments record estimated product warranty costs at the time of shipment of products to customers. Liabilities for product recall campaigns are recorded at the time the company’s obligation is known and can be reasonably estimated. Product warranties, including recall campaigns, not expected to be paid within one year are recorded as a non-current liability.

Significant factors and information used by management when estimating product warranty liabilities include:

•	Past claims experience;

•	Sales history;

•	Product manufacturing and industry developments; and

•	Recoveries from third parties, where applicable.

Asbestos — Maremont Corporation (“Maremont”) — Maremont, a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 5,000 and 21,000 pending asbestos-related claims at September 30, 2012 and 2011, respectively. The decrease in pending claims is primarily due to reclassification of claims to dismissed but not documented status. Although Maremont has been named in these cases, very few cases allege actual injury and, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

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

Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next ten years of $72 million to $88 million. After consultation with Bates White, Maremont determined that as of September 30, 2012 the most likely and probable liability for pending and future claims over the next ten years is $72 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

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

•	Defense and processing costs for pending and future claims will be at the level consistent with Maremont’s prior experience;

•	Potential payments made to claimants from other sources, including other defendants and 524(g) trusts favorably impact Maremont's estimated liability in the future; and

•	The ultimate indemnity cost of resolving nonmalignant claims with plaintiff’s law firms in jurisdictions without an established history with Maremont cannot be reasonably estimated.

Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, the insurance receivable related to asbestos-related liabilities is $67 million as of September 30, 2012. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. No amounts have been recorded for policies in dispute.

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

Asbestos — Rockwell International (Rockwell) — ArvinMeritor, Inc. (AM), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the Rockwell automotive business from Rockwell in 1997. At September 30, 2012 and 2011, there were approximately 2,500 and 4,200 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants.

A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will likely never identify any of Rockwell’s products. Historically, AM has been dismissed from the vast majority of similar claims filed in the past with no payments to claimants. For those claimants who do show that they worked with Rockwell’s products, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the products involved and the lack of any impairing medical condition on the part of many claimants. For these reasons, we do not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liabilities. We defend these cases vigorously.

We engage Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Bates White provided an estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $37 million to $45 million. We recorded a liability of $37 million at September 30, 2012 compared to a four-year period forecast of $19 million at September 30, 2011. We began estimating the Rockwell asbestos obligation utilizing a ten-year forecast period as of September 30, 2012. We utilized a four-year forecast period through fiscal year 2011 due to significant volatility in defense and processing costs and lack of substantive history related to Rockwell asbestos claims. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

The following assumptions were made by the company after consultation with Bates White and are included in their study:

•
Pending and future claims were estimated for a ten-year period ending in fiscal year 2022. The forecast period used to estimate a reasonably possible range of claims was increased from four years at September 30, 2011 to ten years at September 30, 2012. Rockwell has reached certain longer-term agreements with key plaintiff law firms that make payments beyond the four-year period more reasonably estimable. In addition, filings of mesothelioma claims have been relatively stable over the last few years resulting in an improvement in the reliability of future projections over a longer time period;

•
The company believes that the litigation environment will change significantly beyond ten years, and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims declines for each year further in the future. As a result, estimating a probable liability beyond ten years is difficult and uncertain;

•
Defense and processing costs for pending and future claims, will be at the level consistent with the company's longer-term experience and will not have the significant volatility experienced in the recent years;

•	Potential payments made to claimants from other sources, including other defendants and 524(g) trusts favorably impact the company's estimated liability in the future; and

•	The ultimate indemnity cost of resolving nonmalignant claims with plaintiff’s law firms in jurisdictions without an established history with Rockwell cannot be reasonably estimated.

Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against these carriers to enforce the insurance policies, which are currently being disputed. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. Based on consultations with its advisors and underlying analysis performed by management, the company has recorded an insurance receivable related to Rockwell legacy asbestos liabilities of $7 million and $9 million at September 30, 2012 and 2011, respectively. If the assumptions with respect to the estimation period, nature of pending and future claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on our financial condition and results of operations.

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

Significant factors considered by management when estimating environmental reserves include:

•	Evaluations of current law and existing technologies;

•	The outcome of discussions with regulatory agencies;

•	Physical and scientific data at the site;

•	Government requirements and legal standards; and

•	Proposed remedies and technologies.

Goodwill — Goodwill is reviewed for impairment annually or more frequently if certain indicators arise. If business conditions or other factors cause the operating results and cash flows of a reporting unit to decline, we may be required to record impairment charges for goodwill at that time. Previous guidance required an entity to test goodwill for impairment using a two-step process on at least an annual basis. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount. An impairment loss may be recognized if the review indicates that the carrying value of a reporting unit exceeds its fair value. Estimates of fair value are primarily determined by using discounted cash flows and market multiples on earnings. If the carrying amount of a reporting unit exceeds its fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value, an impairment charge is recorded equal to the excess.

Under the revised guidance issued by the Financial Accounting Standards Board, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more-likely-than-not that the fair value of its reporting units is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process.

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

Income Taxes - Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it is more-likely-than-not that the deferred tax asset will be realized, no valuation allowance is recorded. Management judgment is required in determining the company's provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the company's net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. Significant judgments, estimates and factors considered by management in its determination of the probability of the realization of deferred tax assets include:

•	Historical operating results;

•	Expectations of future earnings;

•	Tax planning strategies; and

•	The extended period of time over which retirement medical and pension liabilities will be paid.

In prior years, the company established valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100 percent owned subsidiaries including France, Germany, Italy, Sweden, U.K. and certain other countries. In evaluating the ability to recover these net deferred tax assets, the company utilizes a consistent approach which considers its three-year historical cumulative income (loss) including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results. Both positive and negative evidence are considered in the analysis. As of September 30, 2012, the company maintains the valuation allowances in these jurisdictions as the company believes the negative evidence continues to outweigh the positive evidence.

The expiration periods for $754 million of deferred tax assets related to net operating losses and tax credit carryforwards are as follows: $26 million between fiscal years 2013 and 2017; $248 million between fiscal years 2018 and 2027; $162 million between fiscal years 2028 and 2032; and $318 million can be carried forward indefinitely. The company has provided valuation allowances on these deferred tax assets of approximately $26 million, $246 million, $160 million and $318 million, respectively.

New Accounting Pronouncements

New accounting standards to be implemented
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We plan to adopt this guidance at the beginning of the first quarter of fiscal year 2013. We do not believe the adoption of the new guidance will have a significant impact on the company’s consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The guidance provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendment is effective for annual and interim impairment tests of indefinite-lived intangible assets for fiscal years beginning after September 15, 2012. We do not believe the adoption of the new guidance will have a significant impact on the company’s consolidated financial statements.

Accounting standards implemented in fiscal year 2012

In September 2011, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2011-08: Testing Goodwill for Impairment. Under the revised guidance, entities testing for goodwill impairment have an option of performing a qualitative assessment before calculating the fair value for the reporting unit, i.e., Step 1 of the goodwill impairment test. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the first step of the two-step impairment test would be required. If it is not more-likely-than-not that the fair value of the reporting unit is less than the carrying value, then goodwill is not considered to be impaired. ASU No. 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill at least annually for impairment. This ASU is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We have adopted the revised guidance provided in this ASU effective with our second quarter of fiscal year 2012 and have started applying it accordingly. The adoption of this new guidance did not have any effect on our goodwill impairment assessments.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). This ASU is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of and disclosures about fair value. The guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We have adopted this new guidance effective with our second quarter of fiscal year 2012 and have provided required disclosures in Note 16 and 20 to the consolidated financial statements.

International Operations

Approximately 56 percent of the company’s total assets as of September 30, 2012 and 62 percent of fiscal year 2012 sales from continuing operations were outside the United States. Management believes that international operations have significantly benefited the financial performance of the company. However, our international operations are subject to a number of risks inherent in operating abroad. There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.

As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal year 2012, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies. For fiscal years 2011 and 2010, our reported financial results benefited from depreciation of the U.S. dollar against foreign currencies.

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

We generally have not hedged against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. However, in the fourth quarter of fiscal years 2011 and 2010, due to the volatility of the Brazilian real as compared to the U.S. dollar, we entered into foreign currency option contracts to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts are recorded in other income (expense), net, in the consolidated statement of income, generally reducing the exposure to translation volatility during a full-year period. During fiscal year 2011, we recognized net gains of approximately $5 million associated with our Brazilian real foreign currency option contracts, which is included in other income in the consolidated statement of income. We did not have any outstanding option contracts at September 30, 2012.

Interest rate risk relates to the gain/increase or loss/decrease we could incur in our debt balances and interest expense. To manage this risk, we enter into interest rate swaps from time to time to economically convert portions of our fixed-rate debt into floating rate exposure, ensuring that the sensitivity of the economic value of debt falls within our corporate risk tolerances. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes. In the fourth quarter of fiscal year 2012, we entered into a four-year interest rate swap arrangement whereby we convert the variable interest rate on our term-loan expressed as LIBOR-rate into a variable interest rate based on U.S.federal funds rate. The notional amount of the arrangement is $50 million, which is approximately 50-percent of the amount outstanding under our term-loan. The arrangement does not meet the hedge accounting requirements, therefore, the mark-to-market adjustments related to the fair value of derivative are recorded as interest expense in the consolidated statement of income.

Included below is a sensitivity analyses to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk. The model assumes a 10% hypothetical change (increase or decrease) in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.

Market Risk	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase / (Decrease) In
Foreign Currency Sensitivity:
Forward contracts in USD (1)	1.4	(1.4)	Fair Value
Foreign currency denominated debt	0.7	(0.7)	Fair Value
Forward contracts in EUR (1)	(4.7)	4.7	Fair Value

Interest Rate Sensitivity:	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase / (Decrease) In
Debt - fixed rate	$(28.7)	$30.2	Fair Value
Debt - variable rate	$(0.5)	$0.5	Cash Flow
____________________

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

At September 30, 2012 a 10% decrease in quoted currency exchange rates would result in a potential loss of approximately $0.7 million in foreign currency denominated debt.

At September 30, 2012 the fair value of debt outstanding was approximately $1,053 million. A 50 basis points decrease in quoted interest rates would result in an increase of $30 million in the fair value of fixed-rate debt.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Meritor, Inc.
Troy, Michigan

We have audited the accompanying consolidated balance sheets of Meritor, Inc. and subsidiaries (the “Company”) as of September 30, 2012 and October 2, 2011, and the related consolidated statements of income, equity (deficit), and cash flows for each of the three years in the period ended September 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Meritor, Inc. and subsidiaries as of September 30, 2012 and October 2, 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
November 21, 2012

MERITOR, INC.
CONSOLIDATED STATEMENT OF INCOME
(In millions, except per share amounts)

	Year Ended September 30,
	2012	2011	2010
Sales	$4,418	$4,622	$3,530
Cost of sales	(3,933)	(4,146)	(3,105)
GROSS MARGIN	485	476	425
Selling, general and administrative	(285)	(278)	(281)
Restructuring costs	(39)	(22)	(6)
Gain on sale of property	16	—	—
Other operating expense, net	(4)	(2)	(6)
OPERATING INCOME	173	174	132
Other income, net	7	10	2
Equity in earnings of affiliates	52	70	48
Interest expense, net	(95)	(95)	(106)
INCOME BEFORE INCOME TAXES	137	159	76
Provision for income taxes	(56)	(77)	(48)
INCOME FROM CONTINUING OPERATIONS	81	82	28
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(18)	(2)	(2)
NET INCOME	63	80	26
Less: Net income attributable to noncontrolling interests	(11)	(17)	(14)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$52	$63	$12
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income from continuing operations	$70	$65	$14
Loss from discontinued operations	(18)	(2)	(2)
Net income	$52	$63	$12
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.73	$0.69	$0.16
Discontinued operations	(0.19)	(0.02)	(0.02)
Basic earnings per share	$0.54	$0.67	$0.14
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.72	$0.67	$0.16
Discontinued operations	(0.18)	(0.02)	(0.02)
Diluted earnings per share	$0.54	$0.65	$0.14
Basic average common shares outstanding	95.9	94.1	84.7
Diluted average common shares outstanding	97.2	96.9	87.6
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED BALANCE SHEET
(In millions)

	September 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$257	$217
Receivables, trade and other, net	542	712
Inventories	438	460
Other current assets	61	70
TOTAL CURRENT ASSETS	1,298	1,459
NET PROPERTY	417	421
GOODWILL	433	431
OTHER ASSETS	353	352
TOTAL ASSETS	$2,501	$2,663
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$18	$84
Accounts and notes payable	697	841
Other current liabilities	313	328
TOTAL CURRENT LIABILITIES	1,028	1,253
LONG-TERM DEBT	1,042	950
RETIREMENT BENEFITS	1,075	1,096
OTHER LIABILITIES	338	325
EQUITY (DEFICIT):
Common stock (September 30, 2012 and 2011, 96.5 and 94.6 shares issued and outstanding, respectively)	96	94
Additional paid-in capital	901	897
Accumulated deficit	(1,105)	(1,157)
Accumulated other comprehensive loss	(915)	(829)
Total deficit attributable to Meritor, Inc.	(1,023)	(995)
Noncontrolling interests	41	34
TOTAL DEFICIT	(982)	(961)
TOTAL LIABILITIES AND DEFICIT	$2,501	$2,663

See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2012	2011	2010
OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES (see Note 25)	$77	$41	$211
INVESTING ACTIVITIES
Capital expenditures	(89)	(105)	(55)
Proceeds from sale of property	18	—	—
Other investing cash flows	3	2	5
Net investing cash flows used for continuing operations	(68)	(103)	(50)
Net investing cash flows provided by (used for) discontinued operations	28	(69)	(14)
CASH USED FOR INVESTING ACTIVITIES	(40)	(172)	(64)
FINANCING ACTIVITIES
Proceeds from debt issuance	100	—	245
Repayment of notes and term loan	(86)	—	(193)
Payments on accounts receivable securitization program	—	—	(83)
Payments on revolving credit facility, net	—	—	(28)
Borrowings on lines of credit and other	—	—	5
Net change in debt	14	—	(54)
Proceeds from stock issuance	—	—	209
Debt and stock issuance and debt extinguishment costs	(12)	—	(45)
Other financing cash flows	—	6	(1)
Net financing cash flows provided by continuing operations	2	6	109
Net financing cash flows used for discontinued operations	—	—	(12)
CASH PROVIDED BY FINANCING ACTIVITIES	2	6	97
EFFECT OF CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1	(1)	4
CHANGE IN CASH AND CASH EQUIVALENTS	40	(126)	248
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	217	343	95
CASH AND CASH EQUIVALENTS AT END OF YEAR	$257	$217	$343
See Notes to Consolidated Financial Statements.

MERITOR, INC. CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (In millions)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Non- controlling Interests	Total
Beginning balance at September 30, 2011	$94	$897	$(1,157)	$(829)	$(995)	$34	$(961)
Net income	—	—	52	—	52	11	63
Foreign currency translation adjustments	—	—	—	(17)	(17)	(1)	(18)
Employee benefit adjustments (net of tax of $2)	—	—	—	(68)	(68)	—	(68)
Other	—	—	—	(1)	(1)	—	(1)
Comprehensive income (loss)					(34)	10	(24)
Issuance of restricted stock	2	(2)	—	—	—	—	—
Equity based compensation expense	—	6	—	—	6	—	6
Non-controlling interest dividends	—	—	—	—	—	(3)	(3)
Ending balance at September 30, 2012	$96	$901	$(1,105)	$(915)	$(1,023)	$41	$(982)
Beginning balance at September 30, 2010	$92	$886	$(1,220)	$(812)	$(1,054)	$31	$(1,023)
Net income	—	—	63	—	63	17	80
Foreign currency translation adjustments	—	—	—	(7)	(7)	—	(7)
Impact of sale of business	—	—	—	(53)	(53)	—	(53)
Employee benefit adjustments (net of tax of $2)	—	—	—	44	44	—	44
Other	—	—	—	(1)	(1)	—	(1)
Comprehensive income					46	17	63
Equity based compensation expense	—	7	—	—	7	—	7
Exercise of stock options	2	4	—	—	6	—	6
Non-controlling interest dividends	—	—	—	—	—	(14)	(14)
Ending balance at September 30, 2011	$94	$897	$(1,157)	$(829)	$(995)	$34	$(961)
Beginning balance at September 30, 2009	$72	$699	$(1,232)	$(734)	$(1,195)	$29	$(1,166)
Net income	—	—	12	—	12	14	26
Foreign currency translation adjustments	—	—	—	44	44	—	44
Impact of sale of business	—	—	—	31	31	—	31
Employee benefit adjustments (net of tax of $2)	—	—	—	(157)	(157)	—	(157)
Other	—	—	—	4	4	—	4
Comprehensive income (loss)					(66)	14	(52)
Issuance of common stock	20	180	—	—	200	—	200
Equity based compensation expense	—	7	—	—	7	—	7
Non-controlling interest dividends	—	—	—	—	—	(12)	(12)
Ending balance at September 30, 2010	$92	$886	$(1,220)	$(812)	$(1,054)	$31	$(1,023)
See Notes to Consolidated Financial Statements.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Meritor, Inc. (the "company" or "Meritor"), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems and components to original equipment manufacturers (“OEMs”) and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, off-highway, military, bus and coach and other industrial OEMs and certain aftermarkets. The consolidated financial statements are those of the company and its consolidated subsidiaries.

Certain businesses are reported in discontinued operations in the consolidated statement of operations, statement of cash flows and related notes for all periods presented. Additional information regarding discontinued operations is discussed in Note 3.

The company’s fiscal year ends on the Sunday nearest September 30. The 2012, 2011 and 2010 fiscal years ended on September 30, 2012, October 2, 2011, and October 3, 2010. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 is used consistently throughout this report to represent the fiscal year end.

The company has evaluated subsequent events through the date that the consolidated financial statements were issued (see Note 26).

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates and assumptions were used to value goodwill and other long-lived assets, including impairment charges (see Notes 4 and 10), costs associated with the company’s restructuring actions (see Note 5), product warranty liabilities (see Note 13), long-term incentive compensation plan obligations (see Note 18), retiree medical and pension obligations (see Notes 19 and 20), income taxes (see Note 21), and contingencies including asbestos and environmental matters (see Note 22).

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operations

A business component that either has been disposed of or is classified as held for sale is reported as discontinued operations if the cash flows of the component have been or will be eliminated from the ongoing operations of the company and the company will no longer have any significant continuing involvement in the business component. The results of discontinued operations are aggregated and presented separately in the consolidated statement of income and consolidated statement of cash flows. Assets and liabilities of the disposal group, are aggregated and reported separately as assets and liabilities of discontinued operations in the consolidated balance sheet (see Note 3).

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

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Year Ended September 30,
	2012	2011	2010
Basic average common shares outstanding	95.9	94.1	84.7
Impact of stock options	—	0.1	—
Impact of restricted shares and share units	1.3	2.7	2.9
Diluted average common shares outstanding	97.2	96.9	87.6
At September 30, 2012, 2011, and 2010 options to purchase 0.7 million, 0.5 million, and 1.4 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the twelve month period and thus their inclusion would be anti-dilutive. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share for each period presented, as the company’s average stock price during each period is less than the conversion price.

Other

Other significant accounting policies are included in the related notes, specifically, goodwill (Note 4), inventories (Note 8), property and depreciation (Note 10), capitalized software (Note 11), product warranties (Note 13), financial instruments (Note 16), equity based compensation (Note 18), retirement medical plans (Note 19), retirement pension plans (Note 20), income taxes (Note 21) and environmental and asbestos-related liabilities (Note 22).

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New accounting standards to be implemented
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The company plans to adopt this guidance at the beginning of its first quarter of fiscal year 2013. The company does not believe the adoption of the new guidance will have a significant impact on the company’s consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The guidance provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendment is effective for annual and interim impairment tests of indefinite-lived intangible assets for fiscal years beginning after September 15, 2012. The company does not believe the adoption of the new guidance will have a significant impact on the company’s consolidated financial statements.
Accounting standards implemented in fiscal year 2012
 In September 2011, the Financial Accounting Standards Board (the FASB) issued ASU No. 2011-08: Testing Goodwill for Impairment. Under the revised guidance, entities testing for goodwill impairment have an option of performing a qualitative assessment before calculating the fair value for the reporting unit, i.e., Step 1 of the goodwill impairment test. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the first step of the two-step impairment test would be required. If it is not more-likely-than-not that the fair value of the reporting unit is less than the carrying value, then goodwill is not considered to be impaired. ASU No. 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill at least annually for impairment. This ASU is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. The company has adopted the revised guidance provided in this ASU effective with its second quarter of fiscal year 2012 and has started applying it accordingly. The adoption of this new guidance did not have any effect on the company's goodwill impairment assessments.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). This ASU is intended to result in convergence between U.S. GAAP and IFRS requirements for measurement of and disclosures about fair value. The guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The company has adopted this new guidance effective with its second quarter of fiscal year 2012 and has provided required disclosures in Note 16 and 20 to the consolidated financial statements.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DISCONTINUED OPERATIONS

Results of the discontinued operations are summarized as follows (in millions):

	Year Ended September 30,
	2012	2011	2010
Sales	$2	$368	$1,353
Operating income, net	$—	$11	$27
Net gain (loss) on sales of businesses	(1)	19	5
Long-lived asset impairment charges	—	—	(2)
Charge for contingency and indemnity obligation (see Note 22)	(10)	(4)	—
Restructuring costs	(1)	(9)	(6)
Environmental remediation charges (see Note 22)	(3)	(4)	(2)
LVS divestiture costs	—	(1)	(9)
Other	(6)	(11)	(13)
Income (loss) before income taxes	(21)	1	—
Benefit (provision) for income taxes	3	(3)	(2)
Loss from discontinued operations attributable to Meritor, Inc.	$(18)	$(2)	$(2)
In conjunction with the company’s long-term strategic objective to focus on supplying the commercial vehicle on- and off-highway markets for original equipment manufacturers, aftermarket and industrial customers, the company divested its Light Vehicle Systems (LVS) business groups in various transactions. In November 2011, the company sold its damper business located in Leicester, England. With the sale of this business, the company completed the divestiture of its LVS businesses. Results of the company’s LVS businesses are reflected in discontinued operations for all periods presented.

Prior Period Divestitures

EU Trailer

In the second quarter of fiscal year 2011, the company announced the planned closure of its EU Trailer business which was part of the company’s Aftermarket & Trailer segment. All manufacturing operations and use of productive assets ceased prior to September 30, 2011. The company sold certain long-lived and current assets of the business to a third party and recognized a loss of approximately $2 million during the fourth quarter of fiscal year 2011 in connection with the sale. In addition, the company recognized $8 million of restructuring charges associated with the closure of EU Trailer business in fiscal year 2011. Additional restructuring charges of $1 million were recognized in fiscal year 2012. These charges are included in loss from discontinued operations in the accompanying consolidated statement of income. Total sales from this business were $59 million and $64 million in fiscal years 2011 and 2010, respectively.

Gabriel Europe

On February 6, 2011, the company sold its Gabriel Europe (Bonneval) facility to TRW Automotive Holdings France. Gabriel Europe manufactured ride control parts (shock absorbers) for sale in Europe. In connection with the sale, the company made a cash capital contribution of $15 million to Gabriel Europe prior to the completion of the sale transaction. This capital contribution is included in net investing cash flows used for discontinued operations in the accompanying consolidated statement of cash flows. In connection with the sale of Gabriel Europe business, the company recognized a pre-tax loss of $13 million ($13 million after tax) in fiscal year 2011.

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

In addition to the purchase price, the company was entitled to receive the cash held at the time of the sale by the Body Systems entities operating in China and Brazil of approximately $33 million, before applicable taxes and other withholding, at such time as it becomes available for distribution, as provided in the sale agreement. At September 30, 2011, the company recognized a receivable of approximately $28 million, net of applicable taxes and other withholding, for cash balances available for distribution based on the then-current distribution capacity. The company expects to recognize a receivable for the remaining amount of approximately $3 million, before applicable taxes and other withholding, at such time when the balance becomes available for distribution by the respective entities. During fiscal year 2012, the company received approximately $24 million, net of withholdings, of cash balances for which a receivable was recorded at September 30, 2011. The receivable recognized at September 30, 2012 and 2011 is included in receivables, trade and other, net in the accompanying consolidated balance sheet. Cash flows associated with the receipt of cash balances in fiscal year 2012 and outflows associated with the sale of Body Systems are included in net investing cash flows provided by (used for) for discontinued operations in the accompanying consolidated statement of cash flows.

In connection with the sale of Body Systems business, the company recognized a pre-tax gain of $32 million ($32 million after tax) in fiscal year 2011. Upon sale of the Body Systems business, net accumulated foreign currency translation gains of $62 million were recognized into income and included in the gain on sale of this business. These net accumulated foreign currency translation gains were previously deferred and included in accumulated other comprehensive loss in the condensed consolidated statement of equity (deficit).

The sale agreement contains certain customary representations, warranties and covenants of the seller and the purchaser as further set forth in the agreement. The agreement also includes provisions governing post-closing indemnities between the seller and the purchaser for losses arising from specified events. At September 30, 2012 and 2011, the company has recognized estimates for such indemnities, primarily related to income tax matters, of $4 million and $5 million, respectively. This amount is included in other liabilities in the accompanying consolidated balance sheet.

Meritor Suspension Systems Company (MSSC)

On June 24, 2009, the company entered into a binding letter of intent to sell its 57 percent interest in MSSC, a joint venture that manufactured and supplied automotive coil springs, torsion bars and stabilizer bars in North America, to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD (MSM). The sale transaction closed in October 2009. The purchase price was $13 million, which included a cash dividend of $12 million received by the company in June 2009. The remaining purchase price was received by the company at the time of closing. In connection with the sale of its interest in MSSC, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company’s estimated exposure under these indemnities at September 30, 2012 and September 30, 2011 is approximately $14 million and $15 million, respectively, and is included in other current liabilities and other liabilities in the consolidated balance sheet.

The following summarizes significant items included in loss from discontinued operations in the consolidated statement of income for the fiscal years ended September 30, 2012, 2011 and 2010:

   Sales from discontinued operations in fiscal years 2012, 2011 and 2010 were $2 million, $368 million and $1,353 million, respectively. Sales in fiscal year 2012 were related to our damper business located in Leicester, England, which was sold in November 2011. Sales in the fiscal year 2011 included $298 million in Body Systems and $59 million in EU Trailer. The remaining sales in fiscal year 2011 were in Gabriel Europe and the damper business in Leicester, England. Sales in the fiscal year 2010 included $1,186 million in Body Systems, $64 million in EU Trailer and remainder in other LVS businesses.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating loss, net from discontinued operations represents income from normal operating activities of businesses included in discontinued operations.

Net gain (loss) on sale of business: The loss on sale of business in fiscal year 2012 relates to the sale of the company's damper business located in Leicester, England during the first quarter. During the second quarter of fiscal year 2011, the company recognized a pre-tax gain of $32 million ($32 million after tax) on the sale of its Body Systems business and a pre-tax loss of $13 million ($13 million after tax) on the sale of its Gabriel Europe business.

In connection with the sale of the company’s interest in MSSC, the company recognized a pre-tax gain on sale of $16 million ($16 million after tax), net of estimated indemnity obligations as described above during fiscal year 2010. The company recognized $3 million of pre-tax losses ($3 million after tax) on the sale of certain other LVS businesses during the fourth quarter of fiscal year 2010. Also included in net gain on sale of businesses for the fiscal year 2010 are $8 million of charges associated with the Gabriel Ride Control working capital adjustments recognized in the first quarter of fiscal year 2010. Gabriel Ride Control business was sold in fiscal year 2009.

Long-lived asset impairment charges: During fiscal year 2010, the company recognized $2 million of long-lived asset impairment charges in its EU Trailer business.

Restructuring costs: In fiscal years 2012 and 2011, the company recognized $1 million and $8 million, respectively, of restructuring charges associated with the closure of its EU Trailer business. The remaining restructuring charges in fiscal year 2011 were related to employee severance costs at the company's Gabriel Europe business prior to the sale in the second quarter. Restructuring costs recognized in fiscal year 2010 were related to charges associated with actions in the company’s Body Systems business and other LVS businesses.

LVS divestiture costs are related to actions in connection with the separation of the LVS businesses from the company, and include third-party costs associated with divestiture activities and costs associated with the previously planned spin-off of the LVS business.

Other: During the fourth quarter of fiscal year 2011, the company recognized $2 million of losses associated with the sale of certain assets in connection with the closure of its EU Trailer business. The company also recognized $4 million of costs associated with the sale of Body Systems business during the second quarter of fiscal year 2011. The remaining charges primarily relate to changes in estimates and adjustments to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale.

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

In September 2011, the FASB issued revised guidance which allows entities to perform an initial qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform step one of the required two-step impairment test.

Excluding the qualitative evaluation discussed above, the goodwill impairment review is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount. An impairment loss may be recognized if the review indicates that the carrying value of a reporting unit exceeds its fair value. Estimates of fair value are primarily determined by using discounted cash flows and market multiples on earnings. If the carrying amount of a reporting unit exceeds its fair value, step two requires the fair value of the reporting unit to be allocated to the underlying assets and liabilities of that reporting unit, resulting in an implied fair value of goodwill. If the carrying amount of the goodwill of the reporting unit exceeds the implied fair value, an impairment charge is recorded equal to the excess.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Discounted cash flow methods are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows. For fiscal years 2012, 2011 and 2010, the fair value of the company’s reporting units exceeded their carrying values.

A summary of the changes in the carrying value of goodwill is presented below (in millions):

	Commercial Truck	Industrial	Aftermarket & Trailer	Total
Balance at September 30, 2010	$151	$109	$172	$432
Foreign currency translation	(1)	—	—	(1)
Balance at September 30, 2011	150	109	172	431
Foreign currency translation	3	—	(1)	2
Balance at September 30, 2012	$153	$109	$171	$433

5. RESTRUCTURING COSTS

At September 30, 2012 and 2011, $15 million and $19 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. Asset impairment charges relate to manufacturing facilities that will be closed or sold and machinery and equipment that became idle and obsolete as a result of these actions.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in restructuring reserves (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Balance at September 30, 2009	$28	$—	$—	$28
Activity during the period:
Charges to continuing operations, net of reversals of $1	3	2	1	6
Charges to discontinued operations, net of reversals of $3(1)	6	—	—	6
Asset write-offs	—	(2)	—	(2)
Reclassifications to liabilities of discontinued operations	(6)	—	—	(6)
Cash payments – continuing operations	(13)	—	(1)	(14)
Other (2)	(7)	—	—	(7)
Balance at September 30, 2010	11	—	—	11
Activity during the period:
Charges to continuing operations	19	2	1	22
Charges to discontinued operations, net of reversals of $1(1)	7	—	2	9
Asset write-offs	—	(2)	—	(2)
Cash payments – continuing operations	(12)	—	(1)	(13)
Cash payments – discontinued operations	(6)	—	(2)	(8)
Balance at September 30, 2011	19	—	—	19
Activity during the period:
Charges to continuing operations	18	19	2	39
Charges to discontinued operations(1)	—	—	1	1
Asset write-offs	—	(19)	—	(19)
Cash payments – continuing operations	(20)	—	(2)	(22)
Cash payments – discontinued operations	(2)	—	(1)	(3)
Total restructuring reserves, end of year	15	—	—	15
Less: non-current restructuring reserves	(4)	—	—	(4)
Restructuring reserves – current, at September 30, 2012	$11	$—	$—	$11
____________________

(1)	Charges to discontinued operations are included in discontinued operations in the consolidated statement of income.

(2)	Includes $8 million of payments associated with restructuring reserves for discontinued operations.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring costs included in the company’s business segment results during fiscal years 2012, 2011 and 2010 are as follows (in millions):

	Commercial Truck	Aftermarket & Trailer	Industrial	Total(1)
Fiscal year 2012:
Performance Plus actions	$24	$—	$—	24
Fiscal Year 2012 European Action	7	—	—	7
Variable Labor Reductions	5	—	—	5
Other	—	2	—	2
Total restructuring costs	$36	$2	$—	$38
Fiscal year 2011:
Performance Plus actions	$16	$—	$—	$16
Fiscal year 2010:
Performance Plus actions	$5	$—	$—	$5
Other	—	—	1	1
Total restructuring costs	$5	$—	$1	$6
____________________

(1)
Total segment restructuring costs do not include those recorded at the company's corporate locations. These costs were $1 million and $6 million in fiscal years 2012 and 2011, respectively, primarily related to employee termination benefits. There were no corporate restructuring costs in fiscal year 2010.

Performance Plus: During fiscal year 2007, the company launched a long-term profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s continuing operations recognized restructuring costs in its Commercial Truck segment of $24 million, $16 million and $5 million in fiscal years 2012, 2011 and 2010, respectively, related to Performance Plus. Fiscal year 2012 Performance Plus costs include $19 million of non-cash charges, including an impairment charge of $17 million for assets held for sale at December 31, 2011. In connection with the then-planned sale of St. Priest, France manufacturing facility to Renault Trucks SAS, the company classified certain assets and associated liabilities as held for sale (collectively the “Disposal Group”) at December 31, 2011. Upon comparing the carrying value of the Disposal Group to its fair value less cost to sell, an impairment was identified. The sale of Disposal Group was completed on January 2, 2012. In addition, other restructuring charges of approximately $5 million associated with employee headcount reduction and plant rationalization costs were recognized in connection with the sale of St. Priest facility. Performance Plus costs recognized in fiscal years 2011 and 2010 were also related to employee headcount reductions, asset write-downs and facility rationalization at the company's St. Priest location.

Cumulative restructuring costs recorded for this program as of September 30, 2012 are $186 million, including $93 million reported in discontinued operations in the consolidated statement of income. These costs primarily relate to employee severance and related costs of $117 million, asset impairment charges of $41 million and $28 million primarily associated with pension termination benefits. The company’s Commercial Truck segment has recognized cumulative restructuring costs associated with Performance Plus of $82 million. Cumulative restructuring costs of $11 million were recognized by corporate locations and the company’s Aftermarket & Trailer segment. Restructuring actions associated with Performance Plus were complete as of September 30, 2012.
Fiscal Year 2012 European Action: During the second quarter of fiscal year 2012, the company approved a European headcount reduction plan in response to the ongoing economic weakness and uncertainty in that region. The company recognized approximately $7 million of restructuring costs associated with this plan in its Commercial Truck segment. Restructuring actions associated with this plan were substantially complete as of September 30, 2012.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable Labor Reductions: The company is executing a variable labor headcount reduction program in response to market conditions in certain regions and recognized approximately $5 million of costs in its Commercial Truck segment associated with employee terminations in fiscal year 2012 (see Note 26).
Other Actions: The remaining restructuring costs incurred during the fiscal year 2012 were primarily associated with the company’s previously announced executive headcount reduction.

6. ACCOUNTS RECEIVABLE FACTORING AND SECURITIZATION

Off-balance sheet arrangements

Sweden Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement, which was renewed on June 19, 2012, and which now terminates on June 28, 2013, the company can sell up to, at any point in time, €150 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €119 million ($154 million) and €107 million ($146 million) of this accounts receivable factoring facility as of September 30, 2012 and 2011, respectively.

U.S. Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo and its subsidiaries. Under this arrangement, which was renewed on September 28, 2012, and which now terminates on October 29, 2013, the company can sell up to, at any point in time, €65 million ($84 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €51 million ($66 million) and €46 million ($62 million) of this accounts receivable factoring facility as of September 30, 2012 and 2011, respectively.
The above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through October 2013. The commitments are subject to standard terms and conditions for these types of arrangements.
  United Kingdom Factoring Facility: On February 2, 2012, the company entered into an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which expires in February 2013, the company can sell up to, at any point in time, €25 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €9 million ($12 million) of this accounts receivable factoring facility as of September 30, 2012. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
Italy Factoring Facility: On March 15, 2012, the company entered into an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €13 million ($16 million) of this accounts receivable factoring facility as of September 30, 2012. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $7 million and $8 million at September 30, 2012 and 2011, respectively.

Total costs associated with these off-balance sheet arrangements were $9 million, $10 million and $3 million in fiscal years 2012, 2011 and 2010, respectively, and are included in selling, general and administrative expenses in the consolidated statement of income.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On-balance sheet arrangements

On June 18, 2012, the company entered into a new $100 million U.S. accounts receivables securitization facility, which expires on June 18, 2015. This program is provided by PNC Bank, National Association (PNC), as Administrator, Market Street Funding, LLC, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility and certain other receivables) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company's U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At September 30, 2012, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to the company's priority-debt-to-EBITDA ratio, which is identical to the corresponding covenant in the company's revolving credit facility as it exists on the date of the agreement. In addition, this securitization program contains a cross default to the company's revolving credit facility.
     At September 30, 2011, the company had a $125 million U.S. accounts receivables financing arrangement which was provided on a committed basis by a syndicate of financial institutions led by Ally Commercial Finance LLC and was due to expire in October 2013. In connection with entering into the new U.S. Securitization Program discussed above, the company terminated this receivables financing arrangement. No amounts were outstanding under this program at September 30, 2011.

7. GAIN ON SALE OF PROPERTY, OTHER OPERATING EXPENSE, NET AND OTHER INCOME, NET

The company recognized a gain on sale of property of $16 million during fiscal year 2012. This gain is associated with the sale of excess land at the company's facility at Cwmbran, Wales.

Other operating expense, net for fiscal years 2012, 2011 and 2010 primarily relates to environmental remediation costs incurred by the company (see Note 22).

Other income, net for fiscal year 2012 includes a $3 million non-operating gain related to the sale of the company’s remaining ownership interest in Gabriel India, Ltd during the first quarter of fiscal year 2012. The company’s ownership interest in Gabriel India, Ltd was a legacy investment accounted for under the cost method that the company deemed non-core upon the completion of the sale of its light vehicle businesses.

Other income, net for fiscal year 2011 includes a $5 million non-operating gain on the collection of a note receivable related to a previously divested business and a $5 million non-operating gain on the termination of certain foreign currency option contracts.

8. INVENTORIES

Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	September 30,
	2012	2011
Finished goods	$185	$183
Work in process	48	63
Raw materials, parts and supplies	205	214
Total	$438	$460

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. OTHER CURRENT ASSETS

     Other current assets are summarized as follows (in millions):

	September 30,
	2012	2011
Current deferred income tax assets (see Note 21)	$27	$28
Asbestos-related recoveries (see Note 22)	11	9
Deposits and collateral	4	11
Prepaid and other	19	18
Assets of discontinued operations	—	4
Other current assets	$61	$70

10. NET PROPERTY

Property is stated at cost. Depreciation of property is based on estimated useful lives, generally using the straight-line method. Estimated useful lives for buildings and improvements range from 10 to 50 years and estimated useful lives for machinery and equipment range from 3 to 20 years. Significant improvements are capitalized, and disposed or replaced property is written off. Maintenance and repairs are charged to expense in the period they are incurred. Company-owned tooling is classified as property and depreciated over the shorter of its expected life or the life of the related vehicle platform, generally not to exceed three years.

In accordance with the FASB guidance on property, plant and equipment, the company reviews the carrying value of long-lived assets, excluding goodwill, to be held and used, for impairment whenever events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value.

Net property at September 30, 2012 and 2011 is summarized as follows (in millions):

	September 30,
	2012	2011
Property at cost:
Land and land improvements	$39	$47
Buildings	253	264
Machinery and equipment	909	897
Company-owned tooling	156	153
Construction in progress	65	74
Total	1,422	1,435
Less accumulated depreciation	(1,005)	(1,014)
Net property	$417	$421

11. OTHER ASSETS

Other assets are summarized as follows (in millions):

	September 30,
	2012	2011
Investments in non-consolidated joint ventures (see Note 12)	$169	$174
Asbestos-related recoveries (see Note 22)	63	67
Unamortized debt issuance costs (see Note 15)	29	25
Capitalized software costs, net	29	23
Non-current deferred income tax assets (see Note 21)	12	12
Prepaid pension costs (see Note 20)	11	9
Other	40	42
Other assets	$353	$352

In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.

12. INVESTMENTS IN NON-CONSOLIDATED JOINT VENTURES

The company’s non-consolidated joint ventures and related direct ownership interest at September 30, 2012 are as follows:

Meritor WABCO Vehicle Control Systems (Commercial Truck)	50%
Master Sistemas Automotivos Ltda. (Commercial Truck)	49%
Suspensys Sistemas Automotivos Ltda.(1) (Aftermarket & Trailer)	24%
Sistemas Automotrices de Mexico S.A. de C.V. (Commercial Truck)	50%
Ege Fren Sanayii ve Ticaret A.S. (Commercial Truck)	49%
Automotive Axles Limited (Industrial)	36%
____________________

(1)	Total direct and indirect ownership interest of 50 percent.
The company’s investments in non-consolidated joint ventures are as follows (in millions):

	September 30,
	2012	2011
Commercial Truck	$121	$123
Industrial	20	19
Aftermarket & Trailer	28	32
Total investments in non-consolidated joint ventures	$169	$174

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company’s equity in earnings of non-consolidated joint ventures is as follows (in millions):

	Year Ended September 30,
	2012	2011	2010
Commercial Truck	$42	$51	$33
Industrial	3	5	3
Aftermarket & Trailer	7	14	12
Total equity in earnings of affiliates	$52	$70	$48
The summarized financial information presented below represents the combined accounts of the company’s non-consolidated joint ventures related to its continuing operations (in millions):

	September 30,
	2012	2011
Current assets	$510	$652
Non-current assets	292	273
Total assets	$802	$925
Current liabilities	$266	$387
Non-current liabilities	146	124
Total liabilities	$412	$511

	Year Ended September 30,
	2012	2011	2010
Sales	$1,787	$1,977	$1,474
Gross profit	215	274	216
Net income	123	177	126

Dividends received from the company’s non-consolidated joint ventures were $47 million in fiscal year 2012, $45 million in fiscal year 2011 and $11 million in fiscal year 2010.

The company had sales to its non-consolidated joint ventures of approximately $6 million, $8 million and $5 million in fiscal years 2012, 2011 and 2010, respectively. These sales exclude sales of $165 million, $182 million and $96 million in fiscal years 2012, 2011 and 2010, respectively, to a joint venture in the company’s Commercial Truck segment, which are eliminated as the company purchases these components back after value add provided by the joint venture. The company had purchases from its non-consolidated joint ventures of approximately $973 million, $1,161 million and $612 million in fiscal years 2012, 2011 and 2010, respectively. Additionally, the company leases space and provides certain administrative and technical services to various non-consolidated joint ventures. The company collected $3 million, $1 million and $1 million for such leases and services during fiscal years 2012, 2011 and 2010, respectively.

Amounts due from the company’s non-consolidated joint ventures were $18 million and $48 million at September 30, 2012 and 2011, respectively, and are included in Receivables, trade and other, net in the consolidated balance sheet. Amounts due to the company’s non-consolidated joint ventures were $83 million and $125 million at September 30, 2012 and 2011, respectively and are included in Accounts payable in the consolidated balance sheet.

The fair value of the company’s investment in its Automotive Axles Limited joint venture was approximately $42 million at September 30, 2012 and 2011 based on quoted market prices as this joint venture is listed and publicly traded on the Bombay Stock Exchange in India.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At September 30, 2012, the company’s investment in the joint venture was $38 million representing the company’s maximum exposure to loss. This amount is included in investments in non-consolidated joint ventures (see Note 11).

13. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows (in millions):

	September 30,
	2012	2011
Compensation and benefits	$136	$148
Income taxes	15	23
Taxes other than income taxes	41	38
Product warranties	16	19
Restructuring (see Note 5)	11	16
Asbestos-related liabilities (see Note 22)	19	18
Other	75	66
Other current liabilities	$313	$328
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

A summary of the changes in product warranties is as follows (in millions):

	2012	2011	2010
Total product warranties – beginning of year	$48	$54	$109
Accruals for product warranties	22	23	23
Payments	(18)	(22)	(28)
Change in estimates and other	(8)	(7)	(11)
Product warranty activity related to discontinued operations(1)	—	—	1
Reclassifications to liabilities of discontinued operations	—	—	(40)
Total product warranties – end of year	44	48	54
Less: non-current product warranties (see Note 14)	(28)	(29)	(26)
Product warranties – current	$16	$19	28
____________________

(1)	Product warranty activity related to discontinued operations includes accruals for product warranties of $10 million and payments of $9 million in fiscal year 2010.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. OTHER LIABILITIES

Other liabilities are summarized as follows (in millions):

	September 30,
	2012	2011
Asbestos-related liabilities (see Note 22)	$93	$78
Non-current deferred income tax liabilities (see Note 21)	101	92
Liabilities for uncertain tax positions (see Note 21)	27	35
Product warranties (see Note 13)	28	29
Environmental (see Note 22)	10	9
Indemnity obligations (see Note 22)	32	41
Other	47	41
Other liabilities	$338	$325

15. LONG-TERM DEBT

Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	September 30,
	2012	2011
8-3/4 percent notes due 2012(1)	$—	$84
8-1/8 percent notes due 2015	250	250
10-5/8 percent notes due 2018	247	246
4.625 percent convertible notes due 2026(2)	300	300
4.0 percent convertible notes due 2027(2)	200	200
Term loan	98	—
Lines of credit and other	13	8
Unamortized gain on interest rate swap termination	10	14
Unamortized discount on convertible notes	(58)	(68)
Subtotal	1,060	1,034
Less: current maturities	(18)	(84)
Long-term debt	$1,042	$950

(1)	During the quarter ended March 31, 2012, the company retired its $84 million 8-3/4 percent notes due 2012 at par value.

(2)	The 4.625 percent and 4 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016 and 2019, respectively.

Revolving Credit Facility

At September 30, 2011, the company had a revolving credit facility of $441 million which was slated to mature in January 2014. The availability under this facility was dependent upon various factors, including principally performance against certain financial covenants. The $441 million revolving credit facility included $100 million of availability for the issuance of letters of credit.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 23, 2012, the company amended and restated its revolving credit facility. Pursuant to the revolving credit facility agreement as amended, the company has a $429 million revolving credit facility, $14 million of which matures in January 2014 for a bank not electing to extend its commitments under the revolving credit facility existing at September 30, 2011 and the remaining $415 million of which matures in April 2017. The April 2017 maturity date is also subject to the following springing maturity conditions: if on June 1, 2015, the outstanding principal amount of the company's $250 million bonds due 2015 is greater than $100 million, the maturity date becomes June 10, 2015, and if on November 1, 2015, the outstanding principal amount of the company's $300 million 4.625 percent convertibles notes due 2026 is greater than $100 million and the conversion price of $20.98 is greater than the then current Meritor common stock price, the maturity date becomes November 15, 2015. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants as highlighted below.
  The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of the company's priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1.00 as of the last day of the fiscal quarter commencing with the fiscal quarter ending on or about March 31, 2012 through and including the fiscal quarter ending on or about September 30, 2012, (ii) 2.25 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending on or about December 31, 2012 through and including the fiscal quarter ending on or about September 30, 2013, and (iii) 2.00 to 1.00 as of the last day of each fiscal quarter thereafter. At September 30, 2012, the company was in compliance with all covenants under its credit agreement with a ratio of approximately 0.55x for the priority debt-to-EBITDA covenant.
     Availability under the amended and extended revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At September 30, 2012, the revolving credit facility was collateralized by approximately $611 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company's current corporate credit rating for senior secured facilities. At September 30, 2012, the margin over LIBOR rate was 425 basis points, and the commitment fee was 50 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 325 basis points.
Certain of the company's subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company's indentures (see Note 27).
No borrowings were outstanding under the revolving credit facility at September 30, 2012 and September 30, 2011. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At September 30, 2012, $1 million of letters of credit were outstanding under the revolving credit facility. No letters of credit were outstanding on September 30, 2011.

Term Loan
     As part of the amendment and restatement of the revolving credit facility, on April 23, 2012 the company entered into a $100 million term loan agreement with a maturity date of April 23, 2017. The maturity date of April 23, 2017 is also subject to the same springing maturity conditions discussed under "Revolving Credit Facility" above. The term loan will amortize over a period of 5 years from the effective date as follows: $5 million principal to be repaid during year one, $10 million principal to be repaid in each of the years two, three and four; and the remaining principal balance to be paid in year five. Principal payments will be made on a quarterly basis for the duration of the term loan. As of the effective date of the term loan, the margin over LIBOR rate was 425 basis points. The company has the ability to prepay the term loan at any time without penalty or premium. At September 30, 2012, the outstanding balance on the term loan was $98 million.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities

On March 3, 2010, the company completed a public offering of debt securities consisting of the issuance of $250 million 8-year fixed rate 10-5/8 percent notes due March 15, 2018. The offering was made pursuant to a shelf registration statement filed with the Securities and Exchange Commission on November 20, 2009, which became effective December 23, 2009, registering $750 million aggregate debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale. The notes were issued at a discounted price of 98.024 percent of their principal amount. The proceeds from the sale of the notes, net of discount, were $245 million and were primarily used to repurchase $175 million of the company’s previously outstanding $276 million 8-3/4 percent notes due 2012.

On March 23, 2010, the company completed the debt tender offer for its 8-3/4 percent notes due March 1, 2012. The notes were repurchased at 109.75 percent of their principal amount. The repurchase of $175 million of 8-3/4 percent notes was accounted for as an extinguishment of debt and, accordingly, the company recognized a net loss on debt extinguishment of approximately $13 million, which is included in interest expense, net in the consolidated statement of income. The loss on debt extinguishment was primarily related to the $17 million paid in excess of par to repurchase the $175 million of 8-3/4 percent notes, partially offset by a $6 million gain associated with the acceleration of previously deferred unamortized interest rate swap gains associated with the 8-3/4 percent notes.

On June 15, 2010, the company purchased in the open market $17 million of its 8-3/4 percent notes due March 1, 2012. The notes were repurchased at 104.875 percent of their principal amount. On June 17, 2010, the company purchased in the open market $1 million of its 8-1/8 percent notes due September 15, 2015. The notes were repurchased at 94.000 percent of their principal amount.

In February 2012, we filed a shelf registration statement with the Securities and Exchange Commission, which was amended in November 2012, registering up to $750 million of debt and/or equity securities that we may offer in one or more series on terms to be determined at the time of sale.

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

This guidance impacted the company’s accounting for the convertible notes issued in 2006 and 2007. On October 1, 2009, the company adopted this guidance and applied its impact retrospectively to all periods presented. Upon adoption, the company recognized the estimated equity component of the convertible notes of $108 million ($69 million after tax) in additional paid-in capital. In addition, the company allocated $4 million of unamortized debt issuance costs to the equity component and recognized this amount as a reduction to additional paid-in capital. The company also recognized a discount on convertible notes of $108 million, which is being amortized as non-cash interest expense over periods of ten and twelve years for the 2006 convertible notes and 2007 convertible notes, respectively.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2012 and 2011, the carrying amount of the equity component recognized upon adoption was $67 million. The following table summarizes the principal amounts and related unamortized discount on convertible notes (in millions):

	September 30, 2012	September 30, 2011
Principal amount of convertible notes	$500	$500
Unamortized discount on convertible notes	(58)	(68)
Net carrying value	$442	$432
The following table summarizes other information related to the convertible notes:

	2006 Convertible Notes	2007 Convertible Notes
Total amortization period for debt discount (in years):	10	12
Remaining amortization period for debt discount (in years):	4	7
Effective interest rates on convertible notes:	7.0%	7.7%

The following table summarizes interest costs recognized on convertible notes (in millions):

	Year Ended September 30,
	2012	2011	2010
Contractual interest coupon	$22	$22	$22
Amortization of debt discount	10	9	8
Total	$32	$31	$30
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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capital Leases
     On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 575 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of September 30, 2012, the company had $6 million outstanding under these arrangements.

Letter of Credit Facilities

The company entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. At September 30, 2012 and 2011, $30 million of letters of credit were outstanding under this facility. In addition, the company had $18 million and $2 million of letters of credit outstanding through other letters of credit facilities at each of September 30, 2012 and 2011.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable Securitization

On June 18, 2012, the company entered into a new $100 million U.S. accounts receivables securitization facility, which expires on June 18, 2015. This program is provided by PNC Bank, National Association (PNC), as Administrator, Market Street Funding, LLC, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility and certain other receivables) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company's U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At September 30, 2012, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to the company's priority-debt-to-EBITDA ratio, which is identical to the corresponding covenant in the company's revolving credit facility as it exists on the date of the agreement. In addition, this securitization program contains and a cross default to the company's revolving credit facility. The weighted average interest rate on borrowings under this arrangement was approximately 1.59 percent at September 30, 2012.
     At September 30, 2011, the company had a $125 million U.S. accounts receivables financing arrangement which was provided on a committed basis by a syndicate of financial institutions led by Ally Commercial Finance LLC and was due to expire in October 2013. In connection with entering into the new U.S. Securitization Program discussed above, the company terminated this receivables financing arrangement. No amounts were outstanding under this program at September 30, 2011.

Interest Rate Swap Agreements

In August 2012, the company entered into a four-year interest rate swap arrangement that effectively converted the variable interest rate on its term loan expressed as a LIBOR-based rate into a variable interest rate based on U.S.federal funds rate. The notional amount of the arrangement is $50 million, which is approximately 50 percent of the amount outstanding under our term loan. The arrangement does not meet the hedge accounting requirements; therefore, the mark-to-market adjustments related to the fair value of derivative are recorded as interest expense in the consolidated statement of income. Fair value of the derivative related to this arrangement was not significant at September 30, 2012.
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

The unamortized fair value adjustment of the notes associated with terminated interest rate swaps was $10 million and $14 million at September 30, 2012 and 2011, respectively. The fair value adjustment of the notes is classified as long-term debt in the consolidated balance sheet and is amortized to earnings as a reduction of interest expense over the remaining term of the debt.

Operating Leases

The company has various operating leasing arrangements. Future minimum lease payments under these operating leases are $17 million in 2013, $14 million in 2014, $13 million in 2015, $12 million in 2016, $12 million in 2017 and $23 million thereafter.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. FINANCIAL INSTRUMENTS

The company’s financial instruments include cash and cash equivalents, short-term debt, long-term debt, interest rate swaps and foreign exchange forward contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its interest rate and foreign exchange rate exposures.

Foreign Exchange Contracts

As a result of the company’s substantial international operations, it is exposed to foreign currency risks that arise from normal business operations, including in connection with transactions that are denominated in foreign currencies. In addition, the company translates sales and financial results denominated in foreign currencies into U.S. dollars for purposes of its consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on reported revenues and operating income, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal year 2012, the company's reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies, whereas during fiscal years 2011 and 2010, reported financial results benefited from depreciation of the U.S. dollar against foreign currencies.

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

At September 30, 2012, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program was $113 million. At September 30, 2011, the company’s foreign exchange contracts outstanding under its foreign currency cash flow hedging program were not significant. The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

The company generally has not hedged against its foreign currency exposure related to translations to U.S. dollars of its financial results denominated in foreign currencies. However, in the fourth quarter of fiscal years 2011 and 2010, due to the volatility of the Brazilian real as compared to the U.S. dollar, the company entered into foreign currency option contracts to mitigate volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts are recorded in other income (expense), net, in the consolidated statement of income, generally reducing the exposure to translation volatility during a full-year period. During fiscal year 2011, the company recognized net gains of approximately $5 million associated with its Brazilian real foreign currency option contracts which are included in other income in the consolidated statement of income. During fiscal year 2012, net gains recognized were not significant. The company did not have any outstanding option contracts at September 30, 2012 and 2011.

The following table summarizes the impact of the company’s derivatives instruments on comprehensive income for fiscal years ended September 30 (in millions):

	Location of Gain (Loss)	2012	2011	2010
Derivatives designated as hedging instruments:
Amount of gain recognized in AOCL (effective portion)	AOCL	$3	$—	$3
Amount of gain (loss) reclassified from AOCL into income (effective portion)	Cost of Sales	3	(1)	1
Derivatives not designated as hedging instruments: Amount of gain (loss) recognized in income	Other Income	—	5	(1)

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	September 30, 2012		September 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$257	$257	$217	$217
Short-term debt	18	17	84	83
Long-term debt	1,042	1,036	950	844
Foreign exchange forward contracts (asset)	3	3	—	—
Foreign exchange forward contracts (liability)	1	1	—	—
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
Fair value of financial instruments by the valuation hierarchy at September 30, 2012 is as follows (in millions):

	Level 1	Level 2	Level 3
Short-term debt	$—	$—	$17
Long-term debt	—	946	90
Foreign exchange forward contracts (asset)	—	3	—
Foreign exchange forward contracts (liability)	—	1	—
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at September 30, 2012 or September 30, 2011.
     Short- and Long-term debt — Fair values are based on transaction prices at public exchange for publicly traded debt. For debt instruments that are not publicly traded, fair values are based on interest rates that would be currently available to the company for issuance of similar types of debt instruments with similar terms and remaining maturities.
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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2010, the company completed an equity offering of 19,952,500 common shares, par value of $1 per share, at a price of $10.50 per share. The proceeds of the offering of $200 million, net of underwriting discounts and commissions, were primarily used to repay outstanding indebtedness under the revolving credit facility and under the U.S. accounts receivable securitization program. The offering was made pursuant to the a shelf registration statement filed in November 2009, which became effective in December 2009, registering $750 million aggregate debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale.

 In February 2012, we filed a shelf registration statement with the Securities and Exchange Commission, which was amended in November 2012, registering up to $750 million of debt and/or equity securities that we may offer in one or more series on terms to be determined at the time of sale.

The company has reserved approximately 4.9 million shares of Common Stock in connection with its 2010 Long-Term Incentive Plan, as amended (LTIP) for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and stock awards to key employees and directors. At September 30, 2012, there were 2.4 million shares available for future grants under these plans.

Accumulated Other Comprehensive Loss

The components of AOCL as reported in the Consolidated Balance Sheet and Statement of Shareowners’ Equity are as follows (in millions):

	September 30
	2012	2011	2010
Foreign currency translation	$93	$110	$179
Employee benefit related adjustments	(1,010)	(942)	(995)
Unrealized gains, net	2	3	4
Accumulated Other Comprehensive Loss	$(915)	$(829)	$(812)

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. EQUITY BASED COMPENSATION

Stock Options

Under the company’s incentive plans, stock options are granted at prices equal to the fair value on the date of grant and have a maximum term of 10 years. Stock options vest over a three-year period from the date of grant. No stock options were granted during fiscal years 2012, 2011 and 2010.

The following is a rollforward of stock options for fiscal year 2012 (shares in thousands, exercise price and remaining contractual term represent weighted averages and aggregate intrinsic values in millions):

	Shares	Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding — beginning of year	952	$16.71
Exercised	—	—
Cancelled or expired	(300)	19.95
Outstanding — end of year	652	$15.22	3.2	—
Exercisable — end of year	652	$15.22	3.2	—
The following table provides additional information about outstanding stock options at September 30, 2012 (shares in thousands, exercise price represents a weighted average):

	Outstanding			Exercisable
	Shares	Remaining Contractual Life (years)	Exercise Price	Shares	Exercise Price
$12.00 to $15.00	300	5.8	$12.78	300	$12.78
$15.01 to $17.00	113	0.2	15.45	113	15.45
$17.01 to $19.00	239	1.4	18.18	239	18.18
Total	652			652
Compensation expense is recognized for the non-vested portion of previously issued stock options. No compensation expense associated with the expensing of stock options was recognized in fiscal year 2012. Compensation expense associated with the expensing of stock options was not significant in fiscal years 2011 and 2010. Options exercised in fiscal year 2011 were approximately 321,000. No options were exercised in fiscal years 2012 and 2010.

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

In fiscal years 2012, 2011 and 2010, the company granted 1,325,447, 465,488, and 965,480 shares of stock based awards, respectively. The grant date weighted average fair value of these shares was $6.14, $18.89, and $8.57 for shares granted in fiscal years 2012, 2011 and 2010, respectively.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a rollforward of the company’s non-vested restricted shares and share units as of September 30, 2012, and the activity during fiscal year 2012 are summarized as follows (shares in thousands):

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested - beginning of year	458	$8.41
Granted	1,325	6.14
Vested	(1,082)	7.58
Forfeited	(229)	9.07
Non-vested - end of year	472	7.27
As of September 30, 2012, there was $3 million of total unrecognized compensation costs related to non-vested equity compensation arrangements. These costs are expected to be recognized over a weighted average period of 1 year. Total compensation expense recognized for restricted stock and restricted share units was $6 million for fiscal year 2012 and $7 million in each of fiscal years 2011 and 2010.

19. RETIREMENT MEDICAL PLANS

The company has retirement medical plans that cover certain of its U.S. and non-U.S. employees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. These plans are unfunded.

The company approved amendments to certain retiree medical plans in fiscal years 2002 and 2004. These plan amendments were challenged in three separate class action lawsuits that were filed in the United States District Court for the Eastern District of Michigan (District Court). The lawsuits alleged that the changes breach the terms of various collective bargaining agreements entered into with the United Auto Workers (the UAW lawsuit) at facilities that have either been closed or sold. The complaints also alleged a companion claim under the Employee Retirement Income Security Act of 1974 (ERISA) essentially restating the alleged collective bargaining breach claims and seeking to bring them under ERISA. Plaintiffs sought injunctive relief requiring the company to provide lifetime retiree health care benefits under the applicable collective bargaining agreements.

On December 22, 2005, the District Court issued an order granting a motion by the UAW for a preliminary injunction. The order enjoined the company from implementing the changes to retiree health benefits that had been scheduled to become effective on January 1, 2006, and ordered the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes approved in 2002 and 2004. On August 17, 2006, the District Court denied a motion by the company and the other defendants for summary judgment; granted a motion by the UAW for summary judgment; and granted the UAW’s request to make the terms of the preliminary injunction permanent (the injunction). Due to the uncertainty related to the ongoing lawsuits and because the injunction had the impact of at least temporarily changing the benefits provided under the existing postretirement medical plans, the company accounted for the injunction as a rescission of the 2002 and 2004 plan amendments that modified UAW retiree healthcare benefits. The company began recording the impact of the injunction in March 2006. In addition, the injunction ordered the defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. The company has recorded a $5 million reserve at September 30, 2012 and 2011 as the best estimate of its liability for these retroactive benefits. The company continues to believe it has meritorious defenses to these actions and has appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit. The ultimate outcome of the UAW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

The company’s retiree medical obligations were measured as of September 30, 2012 and 2011. The following are the assumptions used in the measurement of the APBO and retiree medical expense:

	2012	2011	2010
Discount rate	3.90%	4.60%	4.60%
Health care cost trend rate	7.20%	7.50%	7.75%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year ultimate rate is reached	2023	2023	2023

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions noted above are used to calculate the APBO for each fiscal year end and retiree medical expense for the subsequent fiscal year.

The discount rate is used to calculate the present value of the APBO. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The company’s projection for fiscal year 2013 is an increase in health care costs of 7.20 percent.

The APBO as of the September 30, 2012 and 2011 measurement dates are summarized as follows (in millions):

	2012	2011
Retirees	$528	$521
Employees eligible to retire	10	9
Employees not eligible to retire	16	15
Total	$554	$545
The following reconciles the change in APBO and the amounts included in the consolidated balance sheet for years ended September 30, 2012 and 2011, respectively (in millions):

	2012	2011
APBO — beginning of year	$545	$589
Service cost	1	1
Interest cost	24	26
Participant contributions	2	3
Actuarial loss (gain)	21	(32)
Foreign currency rate changes	1	1
Benefit payments	(40)	(43)
APBO — end of year	554	545
Other (1)	5	5
Retiree medical liability	$559	$550

(1)	The company recorded a $5 million reserve for retiree medical liabilities at September 30, 2012 and 2011 as its best estimate for retroactive benefits related to the previously mentioned injunction.

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

The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. The company provides retiree medical benefits under certain plans that exceed the value of the benefits that are provided by the Medicare Part D plan. Therefore, management concluded that these plans are at least actuarially equivalent to the Medicare Part D plan and the company is eligible for the federal subsidy. The impact of the subsidy was a reduction in the fiscal year 2012 and 2011 retiree medical expense of $12 million and $6 million, respectively. In September 2011, in connection with the Health Care and Education Reconciliation Act of 2010, the company converted its current prescription drug program for certain retirees to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan (EGWP). Beginning in 2013, the company will use the Part D subsidies delivered through EGWP each year to reduce its net retiree medical costs. As a result of this change in assumption, the company reduced its APBO by approximately $35 million. In September 2012, the company converted certain additional groups of retirees to EGWP, and as a result, reduced its APBO by an additional amount of approximately $25 million.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These reductions in APBO will be amortized over an average expected remaining service life of approximately nine years.

The retiree medical liability is included in the consolidated balance sheet as follows (in millions):

	September 30,
	2012	2011
Current — included in compensation and benefits	$40	$44
Long-term — included in retirement benefits	519	506
Retiree medical liability	$559	$550
The following table summarizes the amounts included in Accumulated Other Comprehensive Loss net of tax related to retiree medical liabilities as of September 30, 2012 and 2011 and changes recognized in Other Comprehensive Income (Loss) net of tax for the years ended September 30, 2012 and 2011.

	Net Actuarial Loss	Prior Service Cost (Benefit)	Total
Balance at September 30, 2011	$203	$(15)	$188
Net actuarial loss for the year	21	—	21
Amortization for the year	(26)	9	(17)
Deferred tax impact	$(1)	$—	$(1)
Balance at September 30, 2012	$197	$(6)	$191

Balance at September 30, 2010	$250	$(24)	$226
Net actuarial gain for the year	(32)	—	(32)
Amortization for the year	(29)	9	(20)
Deferred tax impact (1)	14	—	14
Balance at September 30, 2011	$203	$(15)	$188

____________________

(1)	Tax expense recorded against the income in other comprehensive loss resulting from the year-end re-measurement of retiree healthcare obligations (see Note 21).
The net actuarial loss and prior service benefit that is estimated to be amortized from accumulated other comprehensive loss into net periodic retiree medical expense in fiscal year 2013 is $27 million and $8 million, respectively.

The components of retiree medical expense for years ended September 30 are as follows (in millions):

	2012	2011	2010
Service cost	$1	$1	$1
Interest cost	24	26	32
Amortization of:
Prior service benefit	(9)	(9)	(9)
Actuarial losses	26	29	35
Retiree medical expense	$42	$47	$59

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2012	2011
Effect on total service and interest cost
1% Increase	$3	$3
1% Decrease	(3)	(2)
Effect on APBO
1% Increase	66	65
1% Decrease	(59)	(53)

     The company expects future benefit payments as follows (in millions):

	Gross Benefit Payments	Gross Medicare Receipts(1)
Fiscal 2013	$46	$6
Fiscal 2014	45	6
Fiscal 2015	45	6
Fiscal 2016	45	7
Fiscal 2017	44	7
Fiscal 2018 – 2022	214	38
____________________

(1)	Consists of Medicare Part D - retiree drug subsidy in fiscal year 2012 and through December 31, 2012 and, subsidies and rebates available under EGWP beginning January 1, 2013.

20. RETIREMENT PENSION PLANS

The company sponsors defined benefit pension plans that cover certain of its U.S. and non-U.S. employees. Pension benefits for salaried employees are based on years of credited service and compensation. Pension benefits for hourly employees are based on years of service and specified benefit amounts. The company’s funding policy provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2007, the company announced a freeze of its defined benefit pension plan for salaried and non-represented employees in the United States, effective January 1, 2008. The change affected approximately 3,800 employees including certain employees who continued to accrue benefits for an additional transition period, ending June 30, 2011. After these freeze dates, the company started making additional contributions to its defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution is based on a percentage of the employees’ pay, with the contribution percentage increasing as a function of employees’ age. These changes do not affect plan participants who had retired prior to the freeze dates or represented employees. Subsequent to the June 30, 2011 freeze date, accumulated actuarial losses are being amortized into net periodic pension expense over the average life expectancy of inactive plan participants of approximately 28 years. Prior to June 30, 2011, accumulated actuarial losses were being amortized over the remaining average service life of approximately 9 years.

The company’s pension obligations were measured as of September 30, 2012, 2011 and 2010. The U.S. plans include qualified and non-qualified pension plans. The company’s most significant non-U.S. plan is located in the United Kingdom. Other non-U.S. plans include plans primarily in Canada, Germany and Switzerland.

The following are the significant assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

	U.S. Plans
	2012	2011	2010
Discount Rate	4.20%	4.85%	4.90%
Assumed return on plan assets (beginning of the year)	8.00%	8.50%	8.50%

	Non-U.S. Plans
	2012			2011			2010
Discount Rate (1)	2.10%	—	4.60%	2.25%	—	5.20%	2.50%	—	5.00%
Assumed return on plan assets (beginning of the year) (1)	2.50%	—	7.50%	2.50%	—	8.00%	3.00%	—	8.00%
Rate of compensation increase	2.00%	—	3.00%	2.00%	—	3.50%	2.00%	—	3.50%
____________________

(1)
The discount rate for the company’s U.K. pension plan was 4.60 percent, 5.00 percent and 5.00 percent for 2012, 2011 and 2010, respectively. The assumed return on plan assets for this plan was 7.50 percent for fiscal year 2012, and 8.00 percent for fiscal years 2011 and 2010.

The discount rate is used to calculate the present value of the PBO at the balance sheet date and net periodic pension expense for the subsequent fiscal year. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments. The company uses a portfolio of long-term corporate AA/Aa bonds that match the duration of the expected benefit payments to establish the discount rate for this assumption.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the change in the PBO, the change in plan assets and amounts included in the consolidated balance sheet for the years ended September 30, 2012 and 2011, respectively (in millions):

	2012			2011
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
PBO — beginning of year	$1,218	$698	$1,916	$1,201	$762	$1,963
Service cost	1	1	2	5	2	7
Interest cost	58	33	91	57	36	93
Participant contributions	—	1	1	—	1	1
Actuarial loss (gain)	102	32	134	19	(27)	(8)
Divestitures (1)	—	—	—	—	(38)	(38)
Benefit payments	(67)	(33)	(100)	(64)	(36)	(100)
Foreign currency rate changes	—	22	22	—	(2)	(2)
PBO — end of year	1,312	754	2,066	1,218	698	1,916
Change in plan assets
Fair value of assets — beginning of year	763	596	1,359	765	589	1,354
Actual return on plan assets	104	47	151	57	15	72
Employer contributions	64	38	102	5	30	35
Participant contributions	—	1	1	—	1	1
Benefit payments	(67)	(33)	(100)	(64)	(36)	(100)
Foreign currency rate changes	—	24	24	—	(3)	(3)
Fair value of assets — end of year	864	673	1,537	763	596	1,359
Funded status	$(448)	$(81)	$(529)	$(455)	$(102)	$(557)
____________________

(1)	The decrease in PBO represents the pension liabilities of Body Systems which was assumed by the buyers as part of the sale transaction that closed in fiscal year 2011 (see Note 3).
Amounts included in the consolidated balance sheet at September 30 are comprised of the following (in millions):

	2012			2011
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Non-current assets	$—	$11	$11	$—	$10	$10
Current liabilities	(5)	(3)	(8)	(5)	(3)	(8)
Retirement benefits-non-current	(443)	(89)	(532)	(450)	(109)	(559)
Net amount recognized	$(448)	$(81)	$(529)	$(455)	$(102)	$(557)

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the amounts included in Accumulated Other Comprehensive Loss net of tax related to pension liabilities as of September 30, 2012 and 2011 and changes recognized in Other Comprehensive Income (Loss) net of tax for the year ended September 30, 2012.

	Net Actuarial Loss
	U.S.	Non-U.S.	Total
Balance at September 30, 2011	$512	$242	$754
Net acturial loss for the year	64	26	90
Amortization for the year	(14)	(8)	(22)
Settlements	(2)	(1)	(3)
Balance at September 30, 2012	$560	$259	$819

Balance at September 30, 2010	$512	$259	$771
Net acturial loss for the year	32	—	32
Amortization for the year	(32)	(8)	(40)
Divestiture of business	—	(9)	(9)
Balance at September 30, 2011	$512	$242	$754

The company estimates that $27 million of net actuarial losses will be amortized from accumulated other comprehensive loss into net periodic pension expense during fiscal year 2013. The non-current portion of the pension liability is included in Retirement Benefits in the consolidated balance sheet as follows (in millions):

	September 30,
	2012	2011
Pension liability	$532	$557
Retiree medical liability — long term (see Note 19)	519	506
Other	24	33
Total retirement benefits	$1,075	$1,096

In accordance with FASB guidance, the PBO, accumulated benefit obligation (ABO) and fair value of plan assets is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases.

Additional information is as follows (in millions):

	2012			2011
	ABO Exceeds Assets	Assets Exceed ABO	Total	ABO Exceeds Assets	Assets Exceed ABO	Total
PBO	$2,062	$4	$2,066	$1,913	$3	$1,916
ABO	2,062	3	2,065	1,911	3	1,914
Plan Assets	1,522	15	1,537	1,346	13	1,359

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic pension expense are as follows (in millions):

	2012	2011	2010
Service cost	$2	$7	$16
Interest cost	91	93	95
Assumed rate of return on plan assets	(105)	(114)	(113)
Amortization of —
Prior service cost (1)	—	—	(6)
Actuarial losses	22	40	37
Settlement charge	1	—	—
Net periodic pension expense – total company	11	26	29
Less: Net periodic pension expense of discontinued operations	—	2	7
Net periodic pension expense included in continuing operations	$11	$24	$22
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

Disclosures on investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk are included below.

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

Fair Value of Investments

The current FASB guidance provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 inputs use quoted prices in active markets for identical assets that the Plan has the ability to access.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commingled Funds: The fair value of commingled funds is accounted for by a custodian. The custodian obtains valuations from underlying managers based on market quotes for the most liquid assets and alternative methods for assets that do not have sufficient trading activity to derive prices. The company and custodian review the methods used by the underlying managers to value the assets.

Real Estate: Real estate provides an indirect investment into a diversified and multi-sector portfolio of property assets. The fair value of real estate investments is valued by the fund managers. The fund managers value the real estate investments via independent third-party appraisals on a periodic basis. Assumptions used to revalue the properties are updated every quarter. For the component of the real estate portfolio under development, the investments are carried at cost, which approximates fair value, until they are completed and valued by a third-party appraiser.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets at September 30, 2012 by asset category is as follows (in millions):

U.S. Plans	2012
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
U.S. – Large cap	$121	$—	$—	$121
U.S. – Small cap	27	—	—	27
Emerging equity	13	17	—	30
Private equity	—	—	48	48
International equity	82	5	—	87
Partnerships – equity	—	35	13	48
Total equity investments	$243	$57	$61	$361
Fixed income investments
U.S. fixed income	$28	$240	$—	$268
Emerging fixed income	—	18	—	18
International fixed income	—	—	10	10
U.S. high yield	—	—	10	10
Partnerships fixed income	—	—	13	13
Total fixed income	$28	$258	$33	$319
Alternatives – Partnerships	—	95	49	144
Cash and cash equivalents	—	40	—	40
Total assets at fair value	$271	$450	$143	$864
Non-U.S. Plans	2012
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
International equity	84	98	—	182
Total equity investments	$84	$98	$—	$182
Fixed income investments
Government bonds	$—	$125	$—	$125
Corporate bonds	—	142	—	142
Other fixed income investments	—	79	—	79
Total fixed income	$—	$346	$—	$346
Real estate	—	—	50	50
Commingled funds	—	8	—	8
Alternative investments	—	—	64	64
Cash and cash equivalents	—	23	—	23
Total assets at fair value	$84	$475	$114	$673

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets at September 30, 2011 by asset category is as follows (in millions):

U.S. Plans	2011
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
U.S. – Large cap	$101	$—	$—	$101
U.S. – Small cap	21	—	—	21
Emerging equity	11	22	—	33
Private equity	—	—	40	40
International equity	74	4	—	78
Partnerships – equity	—	61	—	61
Total equity investments	$207	$87	$40	$334
Fixed income investments
U.S. fixed income	$243	$—	$—	$243
Emerging fixed income	—	14	—	14
International fixed income	27	—	—	27
U.S. high yield	—	—	10	10
Partnerships fixed income	—	5	4	9
Total fixed income	$270	$19	$14	$303
Alternatives – Partnerships	—	75	47	122
Cash and cash equivalents	—	4	—	4
Total assets at fair value	$477	$185	$101	$763
Non-U.S. Plans	2011
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
International equity	$—	$164	$—	$164
U.S. equity	—	1	—	1
Total equity investments	$—	$165	$—	$165
Fixed income investments
Government bonds	$—	$127	$—	$127
Corporate bonds	—	120	—	120
Other fixed income investments	—	67	—	67
Total fixed income	$—	$314	$—	$314
Real estate	—	—	49	49
Commingled funds	—	8	—	8
Alternative investments	—	—	55	55
Cash and cash equivalents	—	5	—	5
Total assets at fair value	$—	$492	$104	$596

Unfunded Commitment

As of September 30, 2012, the U.S. plan had $20 million of unfunded investment commitments related to plan assets. The majority of this amount is attributed to a new partnership investment that the plan will invest in gradually over the course of several years. Non-U.S. plans currently do not have any unfunded commitments.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2012 (in millions):

U.S. Plans	2012
	Fair Value at October 1, 2011	Return on Plan Assets: Attributable to Assets Held at September 30, 2012	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Other	Fair Value at September 30, 2012
Asset Category
Private equity	$40	$—	$9	$(1)	$—	$—	$48
U.S. high yield	10	—	—	—	—	—	10
International fixed income	—	—	10	—	—	—	10
Partnerships –
Fixed income	4	—	10	(6)	—	5	13
Equity	—	1	—	—	—	12	13
Alternatives –
Partnerships	47	3	—	(2)	—	1	49
Total Level 3 fair value	$101	$4	$29	$(9)	$—	$18	$143

Non-U.S. Plans	2012
	Fair Value at October 1, 2011	Return on Plan Assets: Attributable to Assets Held at September 30, 2012	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2012
Asset Category
Real estate	$49	$1	$—	$—	$—	$50
Alternative investments	55	8	9	(8)	—	64
Total Level 3 fair value	$104	$9	$9	$(8)	$—	$114

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2011 (in millions):

U.S. Plans	2011
	Fair Value at October 1, 2010	Return on Plan Assets: Attributable to Assets Held at September 30, 2011	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Other	Fair Value at September 30, 2011
Asset Category
Private equity	$32	$6	$2	$—	$—	$—	$40
U.S. high yield	—	(5)	—	—	—	15	10
Partnerships –
fixed income	—	1	—	(3)	—	6	4
Alternatives –
Partnerships	9	(4)	10	—	—	32	47
Total Level 3 fair value	$41	$(2)	$12	$(3)	$—	$53	$101

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-U.S. Plans	2011
	Fair Value at October 1, 2010	Return on Plan Assets: Attributable to Assets Held at September 30, 2011	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2011
Asset Category
Real estate	$41	$8	$—	$—	$—	$49
Alternative investments	40	—	23	(8)	—	55
Total Level 3 fair value	$81	$8	$23	$(8)	$—	$104

Information about the expected cash flows for the U.S. and non-U.S. pension plans is as follows (in millions):

	U.S.	Non U.S.	Total
Expected employer contributions:
Fiscal 2013	$44	$29	$73
Expected benefit payments:
Fiscal 2013	70	32	102
Fiscal 2014	70	30	100
Fiscal 2015	71	31	102
Fiscal 2016	72	32	104
Fiscal 2017	73	33	106
Fiscal 2018-2022	383	178	561

The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans, including company matching contributions, was $14 million, $14 million and $10 million for fiscal years 2012, 2011 and 2010, respectively.

21. INCOME TAXES

The income tax provisions were calculated based upon the following components of income (loss) before income taxes (in millions):

	2012	2011	2010
U.S. income (loss)	$25	$(79)	$(67)
Foreign income	112	238	143
Total	$137	$159	$76

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the benefit (provision) for income taxes are summarized as follows (in millions):

	2012	2011	2010
Current tax benefit (expense):
U.S.	$4	$14	$1
Foreign	(46)	(63)	(64)
State and local	(1)	(3)	(1)
Total current tax expense	(43)	(52)	(64)
Deferred tax benefit (expense):
U.S.	(7)	(4)	(7)
Foreign	(5)	(21)	22
State and local	(1)	—	1
Total deferred tax benefit (expense)	(13)	(25)	16
Income tax expense	$(56)	$(77)	$(48)

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

Net current and non-current deferred income tax assets (liabilities) included in the consolidated balance sheet consist of the tax effects of temporary differences related to the following (in millions):

	September 30,
	2012	2011
Accrued compensation and benefits	$20	$26
Accrued product warranties	16	17
Inventory costs	18	17
Receivables	13	12
Accrued retiree healthcare benefits	221	217
Retirement pension plans	180	180
Property	7	11
Loss and credit carryforwards	754	839
Other	95	64
Sub-total	1,324	1,383
Less: Valuation allowances	(1,204)	(1,255)
Deferred income taxes - asset	$120	$128
Taxes on undistributed income	$(81)	$(81)
Intangible assets	(84)	(78)
Debt basis difference	(21)	(25)
Deferred income taxes - liability	$(186)	$(184)
Net deferred income tax liabilities	$(66)	$(56)

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net current and non-current deferred income tax assets (liabilities) are included in the consolidated balance sheet as follows (in millions):

	September 30,
	2012	2011
Other current assets (see Note 9)	$27	$28
Other current liabilities	(4)	(4)
Net current deferred income taxes — asset	23	24

Other assets (see Note 11)	12	12
Other liabilities (see Note 14)	(101)	(92)
Net non-current deferred income taxes — liability	$(89)	$(80)

In prior years, the company established valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100% owned subsidiaries in France, Germany, Italy, Sweden, U.K. and certain other countries. The company evaluates deferred income taxes quarterly to determine if valuation allowances are required. The company is required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more-likely-than-not” standard. As of September 30, 2012, the company maintains valuation allowances in these jurisdictions.

The expiration periods for $754 million of deferred tax assets related to net operating losses and tax credit carryforwards are as follows: $26 million between fiscal years 2013 and 2017; $248 million between fiscal years 2018 and 2027; $162 million between fiscal years 2028 and 2032; and $318 million can be carried forward indefinitely. The company has provided valuation allowances on these deferred tax assets of approximately $26 million, $246 million, $160 million and $318 million, respectively. Realization of deferred tax assets representing net operating loss carryforwards for which a valuation allowance has not been provided is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of such deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if the company is unable to generate sufficient future taxable income during the carryforward period.

For fiscal years 2012 and 2011, no provision has been made for U.S., state or additional foreign income taxes related to approximately $471 million and $503 million of undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company’s provision for income taxes was different from the provision for income taxes calculated at the U.S. statutory rate for the reasons set forth below (in millions):

	2012	2011	2010
Expense for income taxes at statutory tax rate of 35%	$(48)	$(56)	$(26)
State and local income taxes	(2)	(3)	2
Foreign income taxed at rates other than 35%	8	23	9
Joint venture equity income	13	22	14
Judicial decisions	—	—	11
Tax benefits allocated to loss from continuing operations	—	14	—
Refunds of prior year taxes	5	2	2
Goodwill	(6)	(6)	(6)
Medicare Part D subsidy	4	2	2
U.S. tax impact on distributions from subsidiaries and joint ventures	(90)	(11)	(5)
Nondeductible expenses	(11)	(17)	(10)
Valuation allowances	68	(43)	(41)
Other	3	(4)	—
Income tax expense	$(56)	$(77)	$(48)

In fiscal year 2012, the company recorded a non-cash charge of $90 million primarily related to the impact of foreign distributions as a result of legal entity restructuring actions. This charge does not impact income tax expense since it is offset by a corresponding release of U.S. valuation allowance.

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

Total amount of gross unrecognized tax benefits the company recorded in accordance with FASB ASC Topic 740 as of September 30, 2012 was $107 million, of which $12 million represents the amount, if recognized, would favorably affect the effective income tax rate in future periods.

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows (in millions):

	2012	2011	2010
Balance at beginning of the period	$109	$111	$104
Additions to tax positions recorded during the current year	11	9	9
Additions to tax positions recorded during the prior year	—	13	—
Reduction to tax position recorded in prior years	(5)	(21)	(11)
Reductions to tax positions due to lapse of statutory limits	(8)	(2)	(1)
Translation, other	—	(1)	10
Balance at end of the period	$107	$109	$111

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company’s continuing practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the consolidated statement of operations. At September 30, 2012 and September 30, 2011 the company recorded $5 million and $6 million, respectively, of interest on uncertain tax positions in the consolidated balance sheet. In addition, penalties of $4 million were recorded at September 30, 2012 and September 30, 2011. The impact on tax expense related to penalties for years ended September 30, 2011 and September 30, 2010 was $2 million and $5 million, respectively. The amount was immaterial for the year ended September 30, 2012. Interest was immaterial for all periods presented.

The company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. The company’s U.S. federal income tax returns for fiscal years 2010 and 2011 are currently under audit. The company’s Canadian federal income tax returns for fiscal years 2007 through 2009 are currently under audit. The company’s Brazil subsidiary is currently under audit for calendar year 2008. The company’s Chinese subsidiary is currently under audit for fiscal year 2010. In addition, the company is under audit in various U.S. state tax jurisdictions for various years. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could significantly change the company’s unrecognized tax benefits during the next twelve months. Due to the expected expiration of the statute of limitations in several jurisdictions, the company estimates that the unrecognized tax benefits could decrease during the next twelve months between $3 million and $6 million.

In addition to the audits listed above, the company has open tax years primarily from 1999-2011 with various significant taxing jurisdictions including the United States, Brazil, Canada, China, France, Mexico and the U. K. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The company has recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

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

The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2012 to be approximately $19 million, of which $2 million is recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators. Environmental remediation costs recorded with respect to the Superfund sites were $1 million, $2 million, and $1 million in fiscal years 2012, 2011, and 2010, respectively.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2012 to be approximately $36 million, of which $15 million is recorded as a liability. During fiscal years 2012, 2011 and 2010, the company recorded environmental remediation costs of $6 million, $4 million and $7 million, respectively, with respect to these matters, resulting from revised estimates to remediate these sites.

Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 5 percent and is approximately $9 million at September 30, 2012. The undiscounted estimate of these costs is approximately $11 million.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2011	$2	$15	$17
Payments	(1)	(6)	(7)
Change in cost estimates (1)	1	6	7
Balance at September 30, 2012	$2	$15	$17
____________________

(1)
There were $4 million, $2 million, and $6 million of environmental remediation costs recognized in other operating expense in the consolidated statement of income in fiscal years 2012, 2011 and 2010, respectively. In addition, $3 million of environmental remediation costs were recorded in loss from discontinued operations in the consolidated statement of income for the fiscal year ended September 30, 2012.

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

Asbestos

Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 5,000 and 21,000 pending asbestos-related claims at September 30, 2012 and 2011, respectively. The decrease in pending claims is primarily due to reclassification of claims to dismissed but not documented status. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2012	2011
Pending and future claims	$75	$77
Asbestos-related insurance recoveries	67	67

A portion of the asbestos-related recoveries and reserves are included in Other Current Assets and Liabilities (see Notes 9 and 13, with the majority of the amounts recorded in Other Assets and Liabilities (see Notes 11 and 14).

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

Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next ten years of $72 million to $88 million. After consultation with Bates White, Maremont determined that as of September 30, 2012, the most likely and probable liability for pending and future claims over the next ten years is $72 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.

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

•	Defense and processing costs for pending and future claims will be at the level consistent with Maremont’s prior experience;

•	Potential payments made to claimants from other sources, including other defendants and 524(g) trusts favorably impact Maremont's estimated liability in the future; and

•	The ultimate indemnity cost of resolving nonmalignant claims with plaintiffs’ law firms in jurisdictions without an established history with Maremont cannot be reasonably estimated.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, the insurance receivable related to asbestos-related liabilities is $67 million as of September 30, 2012. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. No amounts have been recorded for policies in dispute.

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

Rockwell International (Rockwell) — ArvinMeritor, Inc. (AM), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. At September 30, 2012 and 2011, there were approximately 2,500 and 4,200 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants. A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will likely never identify any of Rockwell’s products. Historically, AM has been dismissed from the vast majority of similar claims filed in the past with no payment to claimants. For those claimants who do show that they worked with Rockwell’s products, management nevertheless believes it has meritorious defenses, in substantial part due to the integrity of the products involved and the lack of any impairing medical condition on the part of many claimants. For these reasons, the company does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liabilities. The company defends these cases vigorously.

The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Bates White provided an estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $37 million to $45 million. The company recognized a liability of $37 million at September 30, 2012 compared to a four-year period forecast of $19 million at September 30, 2011. The company began estimating its Rockwell asbestos obligation utilizing a ten-year forecast period as of September 30, 2012. The company utilized a four-year forecast period through fiscal year 2011 due to significant volatility in defense and processing costs and lack of substantive history related to Rockwell asbestos claims. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

The following assumptions were made by the company after consultation with Bates White and are included in their study:

•
Pending and future claims were estimated for a ten-year period ending in fiscal year 2022. The forecast period used to estimate a reasonably possible range of claims was increased from four years at September 30, 2011 to ten years at September 30, 2012. Rockwell has reached certain longer-term agreements with key plaintiff law firms that make payments beyond the four-year period more reasonably estimable. In addition, filings of mesothelioma claims have been relatively stable over the last few years resulting in an improvement in the reliability of future projections over a longer time period;

•
The company believes that the litigation environment will change significantly beyond ten years, and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims declines for each year further in the future. As a result, estimating a probable liability beyond ten years is difficult and uncertain;

•
Defense and processing costs for pending and future claims will be at the level consistent with the company's longer-term experience and will not have the significant volatility experienced in the recent years;

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Potential payments made to claimants from other sources, including other defendants and 524(g) trusts favorably impact the company's estimated liability in the future; and

•	The ultimate indemnity cost of resolving nonmalignant claims with plaintiff’s law firms in jurisdictions without an established history with Rockwell cannot be reasonably estimated.

In addition to the probable liability for pending and future claims discussed above, the company also recognized a liability of approximately $7 million in fiscal year 2012 associated with a previously disclosed asbestos-related claim (Gordon Bankhead) which was settled during the fourth quarter of fiscal year 2012. The payment required by the settlement agreement is expected to be made in the first quarter of fiscal year 2013.

Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are currently being disputed. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. Based on consultation with advisors and underlying analysis performed by management, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $7 million and $9 million at September 30, 2012 and 2011, respectively. If the assumptions with respect to the nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

Indemnifications
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At September 30, 2012 and September 30, 2011, the remaining estimated liability for this matter was approximately $19 million and $23 million, respectively.
The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration. The company’s maximum obligations under these indemnifications cannot be reasonably estimated. The company is not aware of any claims or other information that would give rise to material payments under such indemnifications other than those related to the sale of its Body Systems business and its 57 percent interest in MSSC disclosed in Note 3.
Other
On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that several filter manufacturers and their affiliated corporate entities, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit was a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, were filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S. cases were consolidated into a multi-district litigation proceeding in Federal court for the Northern District of Illinois. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. In April 2012, the company settled with the U.S. indirect purchasers for $3.1 million resolving their portion of the suit. In August 2012, the company entered into a settlement agreement for the remaining claims with the U.S. direct purchasers for $8.3 million. The liability for the settlement agreement with the U.S. direct purchasers is included in other current liabilities in the consolidated balance sheet. Following this settlement, the only remaining plaintiffs in the litigation are those who filed their actions in Canada.
The company is evaluating certain sale transactions to determine if value added tax was required to be remitted to certain tax jurisdictions for the tax years 2007 through 2012. The company's estimated reasonably possible exposure for this matter is $6 million to $11 million. The company has recorded $6 million as its estimate of the probable liability at September 30, 2012.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, various lawsuits, claims and proceedings, other than those specifically disclosed in the consolidated financial statements, have been or may be instituted or asserted against the company, relating to the conduct of the company’s business, including those pertaining to product liability, warranty or recall claims, intellectual property, safety and health, contract and employment matters. Although the outcome of other litigation cannot be predicted with certainty, and some lawsuits, claims or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters that are pending will not have a material effect on the company’s business, financial condition, results of operations or cash flows.

23. BUSINESS SEGMENT INFORMATION

The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s chief operating decision maker (CODM) is the Chief Executive Officer.

The company has three reportable segments at September 30, 2012, as follows:

•
The Commercial Truck segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, primarily for medium- and heavy-duty trucks in North America, South America and Europe;

•
The Industrial segment supplies drivetrain systems including axles, brakes, drivelines and suspensions for off-highway, military, construction, bus and coach, fire and emergency and other industrial applications. This segment also includes the company’s OE businesses in Asia Pacific, including all on- and off-highway activities; and

•
The Aftermarket & Trailer segment supplies axles, brakes, drivelines, suspension parts and other replacement and remanufactured parts, including transmissions, to commercial vehicle and industrial aftermarket customers. This segment also supplies a wide variety of undercarriage products and systems for trailer applications in North America.

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

Segment information is summarized as follows (in millions):

	Commercial Truck	Industrial	Aftermarket & Trailer	Elims	Total
Fiscal year 2012 Sales:
External Sales	$2,487	$936	$995	$—	$4,418
Intersegment Sales	230	65	16	(311)	—
Total Sales	$2,717	$1,001	$1,011	$(311)	$4,418
Fiscal year 2011 Sales:
External Sales	$2,585	$1,031	$1,006	$—	$4,622
Intersegment Sales	221	82	14	(317)	—
Total Sales	$2,806	$1,113	$1,020	$(317)	$4,622
Fiscal year 2010 Sales:
External Sales	$1,739	$890	$901	$—	$3,530
Intersegment Sales	221	61	8	(290)	—
Total Sales	$1,960	$951	$909	$(290)	$3,530

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment EBITDA:	2012	2011	2010
Commercial Truck	$190	$171	$85
Industrial	68	74	94
Aftermarket & Trailer	93	113	83
Segment EBITDA	351	358	262
Unallocated legacy and corporate expense, net (1)	(24)	(11)	(2)
Interest expense, net	(95)	(95)	(106)
Provision for income taxes	(56)	(77)	(48)
Depreciation and amortization	(63)	(66)	(69)
Loss on sale of receivables	(9)	(10)	(3)
Restructuring costs	(39)	(22)	(6)
Gain on sale of property	16	—	—
Other income, net	—	5	—
Noncontrolling interests	(11)	(17)	(14)
Income from continuing operations attributable to Meritor, Inc.	$70	$65	$14

(1)
Unallocated legacy and corporate expense, net represents items that are not directly related to our business segments primarily include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability. In fiscal year 2012, the company recognized an $18 million charge associated with the valuation and remeasurement of asbestos-related liabilities (see Note 22). In fiscal year 2010, the company recognized approximately $7 million of income as a result of the pension curtailment triggered by the freeze of the company’s U.K. pension plan, of which $6 million is included in unallocated legacy and corporate expense, net.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and Amortization:	2012	2011	2010
Commercial Truck	$47	$50	$54
Industrial	11	10	10
Aftermarket & Trailer	5	6	5
Total depreciation and amortization	$63	$66	$69
Capital Expenditures:	2012	2011	2010
Commercial Truck	$66	$72	$29
Industrial	14	24	16
Aftermarket & Trailer	9	9	10
Total capital expenditures	$89	$105	$55
Segment Assets:	2012	2011	2010
Commercial Truck	$1,341	$1,482	$1,207
Industrial	423	470	397
Aftermarket & Trailer	505	504	506
Total segment assets	2,269	2,456	2,110
Corporate(1)	487	483
Discontinued operations	—	4
Less: Accounts receivable sold under off-balance sheet factoring programs(2)	(255)	(280)
Total assets	$2,501	$2,663

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At September 30, 2012 and September 30, 2011, segment assets include $255 million and $280 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (See Note 6). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

Sales by geographic area are based on the location of the selling unit. Information on the company’s geographic areas is summarized as follows (in millions):

Sales by Geographic Area:
	2012	2011	2010
U.S.	$1,698	$1,513	$1,365
Canada	87	100	87
Mexico	726	597	337
Total North America	2,511	2,210	1,789
Sweden	403	427	253
Italy	189	116	65
France	82	264	193
Other Europe	200	207	184
Total Europe	874	1,014	695
China	255	312	245
India	194	240	153
Other Asia Pacific	114	100	101
South America, primarily Brazil	470	746	547
Total sales	$4,418	$4,622	$3,530

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets by Geographic Area:
	2012	2011
U.S.	$1,089	$1,158
Canada	77	72
Mexico	172	183
Total North America	1,338	1,413
Sweden	118	134
Switzerland	136	137
France	21	87
Other Europe	195	197
Total Europe	470	555
China	225	207
Other Asia Pacific	123	122
South America, primarily Brazil	345	362
Total(1)	$2,501	$2,659

(1) Total assets at September 30, 2011 exclude assets of discontinued operations held for sale of $4 million.

Sales to AB Volvo represented approximately 22 percent, 24 percent and 21 percent of the company’s sales in each of fiscal years 2012, 2011 and 2010, respectively. Sales to Daimler AG represented approximately 15 percent, 11 percent and 9 percent of the company’s sales in fiscal years 2012, 2011 and 2010, respectively. Sales to Navistar International Corporation represented approximately 11 percent of the company’s sales in each of the fiscal years 2012, 2011 and 2010. No other customer comprised 10 percent or more of the company’s sales in any of the three fiscal years ended September 30, 2012.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a condensed summary of the company’s unaudited quarterly results of continuing operations for fiscal years 2012 and 2011. Per share amounts are based on the weighted average shares outstanding for that quarter. Earnings per share for the year may not equal the sum of the four fiscal quarters’ earnings per share due to changes in basic and diluted shares outstanding.

	2012 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2012
	(In millions, except share related data)
Sales	$1,159	$1,160	$1,113	$986	$4,418
Cost of sales	(1,053)	(1,026)	(981)	(873)	(3,933)
Gross margin	106	134	132	113	485
Provision for income taxes	(20)	(17)	(12)	(7)	(56)
Net income (loss)	(18)	24	51	6	63
Net income (loss) from continuing operations attributable to Meritor, Inc.	(13)	29	50	4	70
Net income (loss) attributable to Meritor, Inc.	(22)	20	49	5	52
Basic income (loss) per share from continuing operations	$(0.13)	$0.30	$0.51	$0.04	$0.73
Diluted income (loss) per share from continuing operations	$(0.13)	$0.30	$0.51	$0.04	$0.72

 The company recognized restructuring costs in its continuing operations during fiscal year 2012 as follows: $24 million in the first quarter, $3 million in the second quarter, $3 million in the third quarter and $9 million in the fourth quarter (see Note 5). Net income for the first quarter includes a $3 million non-operating gain related to the sale of the company’s remaining ownership interest in Gabriel India, Ltd. Net income in the third quarter included a gain on sale of property of 16 million (see Note 7). During the fourth quarter of fiscal year 2012, the company recognized $18 million charge associated with the valuation and remeasurement of asbestos-related liabilities (see Note 22).

	2011 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2011
	(In millions, except share related data)
Sales	$957	$1,176	$1,272	$1,217	$4,622
Cost of sales	(852)	(1,058)	(1,137)	(1,099)	(4,146)
Gross margin	105	118	135	118	476
Provision for income taxes	(20)	(21)	(28)	(8)	(77)
Net income	2	22	22	34	80
Net income (loss) from continuing operations attributable to Meritor, Inc.	(6)	6	27	38	65
Net income (loss) attributable to Meritor, Inc.	(2)	17	17	31	63
Basic income (loss) per share from continuing operations	$(0.07)	$0.07	$0.29	$0.40	$0.69
Diluted income (loss) per share from continuing operations	$(0.07)	$0.06	$0.29	$0.40	$0.67

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended September 30,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$63	$80	$26
Less: loss from discontinued operations, net of tax	(18)	(2)	(2)
Income from continuing operations	81	82	28
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
Depreciation and amortization	63	66	69
Deferred income tax expense (benefit)	13	25	(16)
Restructuring costs	39	22	6
Loss on debt extinguishment, net	—	—	13
Equity in earnings of affiliates	(52)	(70)	(48)
Stock compensation expense	6	7	7
Provision for doubtful accounts	2	3	5
Pension and retiree medical expense	53	71	81
Gain on sale of property	(16)	—	—
Dividends received from equity method investments	47	45	11
Pension and retiree medical contributions	(140)	(71)	(114)
Restructuring payments	(22)	(13)	(14)
Proceeds from terminations of interest rate swaps	—	—	7
Interest proceeds on note receivable	—	—	12
Changes in off-balance sheet receivable securitization and factoring programs	(24)	144	63
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations:
Receivables	150	(259)	(174)
Inventories	5	(96)	(63)
Accounts payable	(118)	178	180
Other current assets and liabilities	(22)	(21)	117
Other assets and liabilities	24	(15)	(23)
Operating cash flows provided by continuing operations	89	98	147
Operating cash flows provided by (used for) discontinued operations	(12)	(57)	64
CASH PROVIDED BY OPERATING ACTIVITIES	$77	$41	$211

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2012	2011	2010
	(In millions)
Balance sheet data:
Allowance for doubtful accounts	$7	$5	$6
Statement of operations data:
Maintenance and repairs expense	44	51	43
Research, development and engineering expense	73	73	66
Depreciation expense	59	61	65
Rental expense	20	19	15
Interest income	2	3	7
Interest expense	(97)	(98)	(113)
Statement of cash flows data:
Interest payments	83	85	101
Income tax payments, net of refunds	51	45	45
Non-cash investing activities - capital asset additions	19	13	6

26. SUBSEQUENT EVENTS

On November 12, 2012, the company announced a revised management reporting structure resulting in two business segments: Commercial Truck & Industrial; and Aftermarket & Trailer. The company will evaluate the impact of this revised reporting structure on its segment financial reporting in the first quarter of fiscal year 2013.

On November 13, 2012, the company announced a global restructuring plan intended to reduce labor and other costs in response to market conditions. As part of these actions the company expects to eliminate 425 hourly and salaried positions (see Note 5). The company also announced the consolidation of its remanufacturing operations in the Aftermarket & Trailer segment resulting in the closure of one remanufacturing plant in Canada. The company expects to incur approximately $18 million of restructuring costs in relation to these programs.

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

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF INCOME (In millions)

	Fiscal Year Ended September 30, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,698	$2,720	$—	$4,418
Subsidiaries	—	148	85	(233)	—
Total sales	—	1,846	2,805	(233)	4,418
Cost of sales	(50)	(1,596)	(2,520)	233	(3,933)
GROSS MARGIN	(50)	250	285	—	485
Selling, general and administrative	(75)	(101)	(109)	—	(285)
Restructuring costs	—	—	(39)	—	(39)
Gain on sale of property	—	—	16	—	16
Other operating expense	(2)	—	(2)	—	(4)
OPERATING INCOME (LOSS)	(127)	149	151	—	173
Other income (expense), net	42	27	(62)	—	7
Equity in earnings of affiliates	—	34	18	—	52
Interest income (expense), net	(121)	23	3	—	(95)
INCOME (LOSS) BEFORE INCOME TAXES	(206)	233	110	—	137
Provision for income taxes	—	(5)	(51)	—	(56)
Equity income from continuing operations of subsidiaries	276	33	—	(309)	—
INCOME FROM CONTINUING OPERATIONS	70	261	59	(309)	81
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(18)	$(6)	$—	$6	$(18)
NET INCOME	52	255	59	(303)	63
Less: Income attributable to noncontrolling interests	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$52	$255	$48	$(303)	$52

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF INCOME (In millions)

	Fiscal Year Ended September 30, 2011
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
Sales
External	$—	$1,513	$3,109	$—	$4,622
Subsidiaries	—	144	81	(225)	—
Total sales	—	1,657	3,190	(225)	4,622
Cost of sales	(58)	(1,513)	(2,800)	225	(4,146)
GROSS MARGIN	(58)	144	390	—	476
Selling, general and administrative	(87)	(82)	(109)	—	(278)
Restructuring costs	(6)	—	(16)	—	(22)
Other operating expense	(2)	—	—	—	(2)
OPERATING INCOME (LOSS)	(153)	62	265	—	174
Other income (expense), net	37	27	(54)	—	10
Equity in earnings of affiliates	—	38	32	—	70
Interest income (expense), net	(121)	27	(1)	—	(95)
INCOME (LOSS) BEFORE INCOME TAXES	(237)	154	242	—	159
Benefit (provision) for income taxes	—	9	(86)	—	(77)
Equity income from continuing operations of subsidiaries	302	125	—	(427)	—
INCOME FROM CONTINUING OPERATIONS	65	288	156	(427)	82
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(2)	$24	$28	$(52)	$(2)
Net income	63	312	184	(479)	80
Less: Net income attributable to noncontrolling interests	—	—	(17)	—	(17)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$63	$312	$167	$(479)	$63

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF INCOME (In millions)

	Fiscal Year Ended September 30, 2010
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,365	$2,165	$—	$3,530
Subsidiaries	—	120	66	(186)	—
Total sales	—	1,485	2,231	(186)	3,530
Cost of sales	(55)	(1,279)	(1,957)	186	(3,105)
GROSS MARGIN	(55)	206	274	—	425
Selling, general and administrative	(110)	(76)	(95)	—	(281)
Restructuring costs	—	—	(6)	—	(6)
Other operating expense	(3)	—	(3)	—	(6)
OPERATING INCOME (LOSS)	(168)	130	170	—	132
Other income (expense), net	—	18	(16)	—	2
Equity in earnings of affiliates	—	22	26	—	48
Interest income (expense), net	(121)	38	(23)	—	(106)
INCOME (LOSS) BEFORE INCOME TAXES	(289)	208	157	—	76
Provision for income taxes	—	(6)	(42)	—	(48)
Equity income from continuing operations of subsidiaries	303	93	—	(396)	—
INCOME FROM CONTINUING OPERATIONS	14	295	115	(396)	28
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(2)	(18)	34	(16)	(2)
Net income	12	277	149	(412)	26
Less: Net income attributable to noncontrolling interests	—	—	(14)	—	(14)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$12	$277	$135	$(412)	$12

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	September 30, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$91	$3	$163	$—	$257
Receivables, trade and other, net	—	35	507	—	542
Inventories	—	183	255	—	438
Other current assets	6	20	35	—	61
TOTAL CURRENT ASSETS	97	241	960	—	1,298
NET PROPERTY	12	143	262	—	417
GOODWILL	—	275	158	—	433
OTHER ASSETS	70	176	107	—	353
INVESTMENTS IN SUBSIDIARIES	1,468	85	—	(1,553)	—
TOTAL ASSETS	$1,647	$920	$1,487	$(1,553)	$2,501
CURRENT LIABILITIES
Short-term debt	$10	$1	$7	$—	$18
Accounts payable	49	195	453	—	697
Other current liabilities	96	62	155	—	313
TOTAL CURRENT LIABILITIES	155	258	615	—	1,028
LONG-TERM DEBT	1,039	3	—	—	1,042
RETIREMENT BENEFITS	950	—	125	—	1,075
INTERCOMPANY PAYABLE (RECEIVABLE)	445	(1,053)	608	—	—
OTHER LIABILITIES	81	185	72	—	338
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(1,023)	1,527	26	(1,553)	(1,023)
NONCONTROLLING INTERESTS	—	—	41	—	41
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,647	$920	$1,487	$(1,553)	$2,501

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	September 30, 2011
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$92	$4	$121	$—	$217
Receivables, trade and other, net	1	24	687	—	712
Inventories	—	181	279	—	460
Other current assets	6	17	47	—	70
TOTAL CURRENT ASSETS	99	226	1,134	—	1,459
NET PROPERTY	9	138	274	—	421
GOODWILL	—	275	156	—	431
OTHER ASSETS	44	179	129	—	352
INVESTMENTS IN SUBSIDIARIES	1,265	154	—	(1,419)	—
TOTAL ASSETS	$1,417	$972	$1,693	$(1,419)	$2,663
CURRENT LIABILITIES
Short-term debt	$84	$—	$—	$—	$84
Accounts payable	52	225	564	—	841
Other current liabilities	92	67	169	—	328
TOTAL CURRENT LIABILITIES	228	292	733	—	1,253
LONG-TERM DEBT	942	—	8	—	950
RETIREMENT BENEFITS	953	—	143	—	1,096
INTERCOMPANY PAYABLE (RECEIVABLE)	202	(820)	618	—	—
OTHER LIABILITIES	87	165	73	—	325
NONCONTROLLING INTERESTS	—	—	34	—	34
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(995)	1,335	84	(1,419)	(995)
TOTAL LIABILITIES AND EQUITY(DEFICIT)	$1,417	$972	$1,693	$(1,419)	$2,663

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(13)	31	59	$—	$77
INVESTING ACTIVITIES
Capital expenditures	(3)	(33)	(53)	—	(89)
Proceeds from sale of property	—	—	18	—	18
Other investing activities	—	1	2	—	3
Net cash flows used for discontinued operations	—	—	28	—	28
CASH USED FOR INVESTING ACTIVITIES	(3)	(32)	(5)	—	(40)
FINANCING ACTIVITIES
Proceeds from debt issuance	100	—	—	—	100
Repayment of notes and term loan	(86)	—	—	—	(86)
Debt issuance costs	(12)	—	—	—	(12)
Intercompany advances	13	—	(13)	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	15	—	(13)	—	2
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	(1)	(1)	42	—	40
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	92	4	121	—	217
CASH AND CASH EQUIVALENTS AT END OF YEAR	$91	$3	$163	$—	$257

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2011
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$211	$33	$(203)	$—	$41
INVESTING ACTIVITIES
Capital expenditures	(3)	(42)	(60)	—	(105)
Other investing activities	—	2	—	—	2
Net cash flows provided by (used for) discontinued operations	(18)	5	(56)	—	(69)
CASH USED FOR INVESTING ACTIVITIES	(21)	(35)	(116)	—	(172)
FINANCING ACTIVITIES
Other financing cash flows	6	—	—	—	6
Intercompany advances	(151)	—	151	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(145)	—	151	—	6
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(1)	—	(1)
CHANGE IN CASH AND CASH EQUIVALENTS	45	(2)	(169)	—	(126)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	47	6	290	—	343
CASH AND CASH EQUIVALENTS AT END OF YEAR	$92	$4	$121	$—	$217

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2010
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(176)	$19	$368	$—	$211
INVESTING ACTIVITIES
Capital expenditures	(4)	(19)	(32)	—	(55)
Other investing activities	—	—	5	—	5
Net cash flows provided by discontinued operations	—	—	(14)	—	(14)
CASH USED FOR INVESTING ACTIVITIES	(4)	(19)	(41)	—	(64)
FINANCING ACTIVITIES
Payments on account receivable securitization program	—	—	(83)	—	(83)
Payments on revolving credit facility, net	(28)	—	—	—	(28)
Proceeds from debt and stock issuance	454	—	—	—	454
Issuance and debt extinguishment costs	(45)	—	—	—	(45)
Repayment of notes	(193)	—	—	—	(193)
Borrowings (payments) on lines of credit and other	(2)	—	7	—	5
Intercompany advances	35	—	(35)	—	—
Other financing activities	(1)	—	—	—	(1)
Net financing cash flows used for discontinued operations	—	—	(12)	—	(12)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	220	—	(123)	—	97
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	4	—	4
CHANGE IN CASH AND CASH EQUIVALENTS	40	—	208	—	248
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7	6	82	—	95
CASH AND CASH EQUIVALENTS AT END OF YEAR	$47	$6	$290	$—	$343

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Meritor’s management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its internal control over financial reporting as of September 30, 2012. This evaluation was based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation and the criteria set forth by COSO, Meritor’s management concluded that the internal control over financial reporting maintained by the company, as of September 30, 2012, was effective.

Deloitte & Touche LLP, Meritor’s independent registered public accounting firm, has issued an attestation report on Meritor’s internal control over financial reporting, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Meritor, Inc.
Troy, Michigan

We have audited the internal control over financial reporting of Meritor, Inc. and subsidiaries (the "Company") as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15(a)(2) as of and for the year ended September 30, 2012 of the Company and our report dated November 21, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
November 21, 2012

Changes in Internal Control Over Financial Reporting

Management, with the participation of the chief executive officer and chief financial officer, has evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012, and found no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption Election of Directors – Information as to Nominees for Director and Continuing Directors in Meritor’s definitive Proxy Statement for its 2013 Annual Meeting (the “2013 Proxy Statement”), which will be filed within 120 days after Meritor’s fiscal year end. The information required by Item 10 regarding executive officers is set forth in Item 4A of Part I of this Form 10-K. The other information required by Item 10, including regarding the audit committee, audit committee financial expert disclosure and our code of ethics, is incorporated by reference from the information under the captions Code of Ethics, Board of Directors and Committees and Director Qualifications and Nominating Procedures in the 2013 Proxy Statement. Disclosure of delinquent Section 16 filers pursuant to Item 405 of Regulation S-K will not be contained in the 2013 Proxy Statement to the best of registrant’s knowledge.

Item 11. Executive Compensation.

See the information under the captions Director Compensation and Executive Compensation in the 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2013 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2012, were as follows:

Plan Category	(column a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	(column b) Weighted average exercise price of outstanding options, warrants and rights	(column c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	579,617	$15.17	2,405,058
Equity compensation plans not approved by security holders[2]	72,000	15.61
Total	651,617	15.22	2,405,058
____________________

1
In addition to stock options, shares of Common Stock, restricted shares of Common Stock, restricted share units and performance shares have been awarded under the Company’s equity compensation plans and were outstanding at September 30, 2012.

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

4
The following number of shares remained available for issuance under our equity compensation plans at September 30, 2012. Grants under these plans may be in the form of any of the listed types of awards.

Plan	Number of shares	Type of award
2010 Long-Term Incentive Plan*	2,328,342	Stock options, stock appreciation rights, stock awards and other stock-based awards
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions Board of Directors and Committees and Certain Relationships and Related Transactions in the 2013 proxy Statement.

Item 14. Principal Accountant Fees and Services.

INDEPENDENT ACCOUNTANTS’ FEES

During the last two fiscal years, Deloitte & Touche LLP billed Meritor and its subsidiaries the following fees for its services:

	Fiscal Year Ending September 30,
	2012	2011
Audit fees(a)	$4,931,000	$5,110,000
Audit-related fees(b)	24,000	70,000
Tax fees(c)	1,069,000	1,369,000
TOTAL	$6,024,000	$6,549,000
____________________

(a)	Includes fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

(b)	Audit related fees are primarily comprised of Exchange Act filings for fiscal years 2012 and 2011.

(c)	Includes fees for tax consulting and compliance.
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

All of the audit-related, tax and other services provided by Deloitte in fiscal years 2011 and 2012 (described in the footnotes to the table above) and related fees were approved in advance by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

Consolidated Statement of Income, years ended September 30, 2012, 2011 and 2010.

Consolidated Balance Sheet, September 30, 2012 and 2011.

Consolidated Statement of Cash Flows, years ended September 30, 2012, 2011 and 2010.

Consolidated Statement of Shareowners' Equity (Deficit), years ended September 30, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule for the years ended September 30, 2012, 2011 and 2010.

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

10-a-1
Amendment and Restatement Agreement relating to Amended and Restated Credit Agreement, dated as of April 23, 2012, among Meritor, AFI, the financial institutions party thereto and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10a to Meritor's Report on Form 8-K filed on April 24, 2012, is incorporated herein by reference.

10-a-2
Amended and Restated Subsidiary Guaranty, dated as of April 23, 2012, by and among the subsidiary guarantors and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10b to Meritor's Report on Form 8-K filed on April 24, 2012, is incorporated herein by reference.

10-a-3
Amended and Restated Pledge and Security Agreement, dated as of April 23, 2012, by and among Meritor, the subsidiaries named therein and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10c to Meritor's Report on Form 8-K filed on April 24, 2012, is incorporated herein by reference

*10-b-1
1997 Long-Term Incentives Plan, as amended and restated, filed as Exhibit 10 to Meritor’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-15983), is incorporated herein by reference.

*10-b-2
Form of Option Agreement under the 1997 Long-Term Incentives Plan, filed as Exhibit 10(a) to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (File No. 1-13093), is incorporated herein by reference.

*10-b-3	Description of Performance Goals for fiscal year 2013 Established in connection with Cash Performance Plans under Long Term Incentive Plans.

*10-b-4	Description of Annual Incentive Goals Established for Fiscal year 2013 under the Incentive Compensation Plan.

*10-b-5
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

10-k
Receivables Purchase Agreement dated as of October 29, 2010, by and among ArvinMeritor Mascot, LLC, Meritor Heavy Vehicle Braking Systems (USA), Inc., Meritor Heavy Vehicle Systems, LLC, Viking Asset Purchaser No 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey, as purchaser, and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-c to Meritor's Current report on Form 8-K dated October 29, 2010 and filed November 2, 2010, is incorporated herein by reference.

10-l
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

10-m
Receivables Purchase Agreement dated as of June 28, 2011, by and among Meritor HVS A.B., as seller, Viking Asset Purchaser No 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey, as purchaser, and Citicorp Trustee Company Limited, as programme trustee filed as exhibit 10-b to Meritor's Form 10-Q for the quarter ended July 3, 2011 is incorporated herein by reference.

10-m-1
Receivable Purchase Agreement dated March 15, 2012 between Meritor Heavy Vehicle Systems Cameri S.P.A. as Seller and Viking Asset Purchaser No. 7IC, an incorporated cell of Viking Global Finance ICC, as Purchaser and Citicorp Trustee Company Limited, as Programme Trustee filed as exhibit 10-a to Meritor's Quarterly report on Form 10-Q for the period ended April 1, 2012, is incorporated herein by reference.

10-m-2
Receivable Purchase Agreement dated February 2, 2012 between Meritor Heavy Vehicle Braking Systems (UK) Limited as Seller and Viking Asset Purchaser No. 7IC, an incorporated cell of Viking Global Finance ICC, as Purchaser and Citicorp Trustee Company Limited, as Programme Trustee filed as exhibit 10-b to Meritor's Quarterly report on Form 10-Q for the period ended April 1, 2012, is incorporated herein by reference.

10-m-3
Fourth Amended and Restated Purchase and Sale Agreement dated June 18, 2012 among Meritor Heavy Vehicle Braking Systems (USA), LLC, and Meritor Heavy Vehicle Systems, LLC, as originators, Meritor, Inc., as initial servicer, and ArvinMeritor Receivables Corporation, as Buyer, filed as Exhibit 10-a to the Quarterly Report on Form 10-Q for the period ended July 1, 2012, is incorporated herein by reference.

10-m-4
Receivables Purchase Agreement dated June 18, 2012 among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as initial servicer, the various Conduit Purchasers, Related Committed Purchasers, LC Participants and Purchaser Agents from time to time party thereto, and PNC Bank, National Association, as issuers of Letters of Credit and as Administrator filed as Exhibit 10-b to the Quarterly Report on Form 10-Q for the period ended July 1, 2012, is incorporated herein by reference.

10-m-5
Termination of Receivables Purchase Agreement dated June 18, 2012 between Meritor Heavy Vehicle Systems Cameri S.P.A., as Seller, and Viking Asset Purchaser No. 7IC, an incorporated cell of Viking Global Finance ICC, as Purchaser, and Citicorp Trustee Company Limited, as Programme Trustee filed as Exhibit 10-c to the Quarterly Report on Form 10-Q for the period ended July 1, 2012, is incorporated herein by reference.

10-m-6
Receivables Purchase Agreement dated June 18, 2012 between Meritor Heavy Vehicle Systems Cameri S.P.A., a company incorporated under the laws of Italy (the "Seller") and Nordea Bank AB (pbl), a company incorporated under the laws of Sweden (the "Purchaser") filed as Exhibit 10-d to the Quarterly Report on Form 10-Q for the period ended July 1, 2012, is incorporated herein by reference.

10-m-7
First Amendment dated as of December 6, 2010 to Purchase and Sale Agreement dated as of August 3, 2010 among Meritor France (as Seller), Meritor, Inc. (as Seller Guarantor) and 81 Acquisition LLC (as Buyer), filed as Exhibit 10 to Meritor's Form 8-K dated December 6, 2010 and filed December 8, 2010, is incorporated herein by reference.

10-m-8
Second Amendment dated as of January 3, 2011 to Purchase and Sale Agreement dated as of August 3, 2010 among Meritor France (as Seller), Meritor, Inc. (as Seller Guarantor) and Inteva Products Holding Coöperatieve U.A., as assignee of 81 Acquisition LLC (as Buyer), as amended, filed as Exhibit 10 to Meritor's Form 8-K dated and filed on January 3, 2011, is incorporated herein by reference.

10-m-9
Amendment No. 3 effective as of September 28, 2012 to the Receivables Purchase Agreement dated as of October 29, 2010, as amended (as so amended, the “Receivables Purchase Agreement), with an affiliate of Nordea Bank AB known as Viking Asset Purchaser No 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey, as purchaser (“Viking”), and Citicorp Trustee Company Limited, as programme trustee.

*10-n
Employment agreement between the company and Charles G. McClure, Jr., dated as of September 14, 2009 filed as Exhibit 10.n to Meritor’s Form 10-K for the fiscal year ended September 27, 2009 is incorporated herein by reference.

*10-o
Letter Agreement dated November 2, 2011 between Meritor, Inc. and Pedro Ferro filed as Exhibit 10-W-5 to Meritor’s Annual Report on Form 10-K for the fiscal year ended September 30,2011 is incorporated herein by reference.

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
Vernon G. Baker, II
Senior Vice President and General Counsel

Date: November 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 21st day of November, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

Charles G. McClure, Jr. *	Chairman of the Board, Chief Executive Officer and President (principal executive officer) and Director

Joseph B. Anderson, Jr., Rhonda L. Brooks,	Directors
David W. Devonshire, Ivor J. Evans,
Victoria B. Jackson, James E. Marley,
William R. Newlin*

Jeffrey A. Craig*	Senior Vice President and Chief Financial Officer

Kevin Nowlan*	Controller (principal accounting officer)

* By:	/s/ Barbara Novak
Barbara Novak
Attorney-in-fact **

** By authority of powers of attorney filed herewith.

SCHEDULE II
MERITOR, INC. VALUATION AND QUALIFYING ACCOUNTS For the Year Ended September 30, 2012, 2011, 2010

Description (In millions)	Balance at Beginning of Year	Charged to costs and expenses	Other Deductions		Balance at End of year
Year ended September 30, 2012:
Allowance for doubtful accounts	$5	$2	$—		$7
Deferred tax asset valuation allowance	1,255	(68)	17		1,204
Year ended September 30, 2011:
Allowance for doubtful accounts	$6	$3	$(4)	(a)	$5
Deferred tax asset valuation allowance	1,217	43	(5)	(b)	1,255
Year ended September 30, 2010:
Allowance for doubtful accounts	$10	$5	$(9)	(a)	$6
Deferred tax asset valuation allowance	1,187	41	(11)	(b)	1,217
____________________

(a)	Uncollectible accounts written off.

(b)	Primarily relates to revaluation of defined pension and retiree medical obligations.