Form 10-Q
period 2012-12-30
MERITOR INC
filed 2013-02-01
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 30, 2012
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
97,290,336 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on December 30, 2012.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended December 31,
	2012	2011
	(Unaudited)
Sales	$891	$1,159
Cost of sales	(808)	(1,053)
GROSS MARGIN	83	106
Selling, general and administrative	(62)	(65)
Restructuring costs	(6)	(24)
Other operating expense	(1)	(1)
OPERATING INCOME	14	16
Other income, net	—	4
Equity in earnings of affiliates	9	15
Interest expense, net	(29)	(24)
INCOME (LOSS) BEFORE INCOME TAXES	(6)	11
Provision for income taxes	(10)	(20)
LOSS FROM CONTINUING OPERATIONS	(16)	(9)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(5)	(9)
NET LOSS	(21)	(18)
Less: Income attributable to noncontrolling interests	—	(4)
NET LOSS ATTRIBUTABLE TO MERITOR, INC.	$(21)	$(22)
NET LOSS ATTRIBUTABLE TO MERITOR, INC.
Net loss from continuing operations	$(16)	$(13)
Loss from discontinued operations	(5)	(9)
Net loss	$(21)	$(22)
BASIC AND DILUTED LOSS PER SHARE
Continuing operations	$(0.17)	$(0.13)
Discontinued operations	(0.05)	(0.10)
Basic and diluted loss per share	$(0.22)	$(0.23)

Basic and diluted average common shares outstanding	96.7	94.5

See notes to consolidated financial statements.

MERITOR, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended December 31,
	2012	2011
	(Unaudited)
Net loss attributable to Meritor, Inc.	$(21)	$(22)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	(2)
Unrealized gains (losses) on investments:
Unrealized loss on investments and foreign exchange contracts	(1)	(1)
Reclassification adjustment for gain on sale of investments	—	(2)
Other comprehensive loss	(6)	(5)
Comprehensive loss attributable to Meritor, Inc.	(27)	(27)
Comprehensive income (loss) attributable to noncontrolling interest	1	3
Total comprehensive loss	$(26)	$(24)

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2012	September 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$139	$257
Receivables, trade and other, net	483	542
Inventories	463	438
Other current assets	56	61
TOTAL CURRENT ASSETS	1,141	1,298
NET PROPERTY	407	417
GOODWILL	433	433
OTHER ASSETS	360	353
TOTAL ASSETS	$2,341	$2,501
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$23	$18
Accounts payable	597	697
Other current liabilities	297	313
TOTAL CURRENT LIABILITIES	917	1,028
LONG-TERM DEBT	1,032	1,042
RETIREMENT BENEFITS	1,070	1,075
OTHER LIABILITIES	333	338
EQUITY (DEFICIT):
Common stock (December 31 and September 30, 2012, 97.3 and 96.5 shares issued and outstanding, respectively)	97	96
Additional paid-in capital	909	901
Accumulated deficit	(1,126)	(1,105)
Accumulated other comprehensive loss	(921)	(915)
Total deficit attributable to Meritor, Inc.	(1,041)	(1,023)
Noncontrolling interests	30	41
TOTAL DEFICIT	(1,011)	(982)
TOTAL LIABILITIES AND DEFICIT	$2,341	$2,501

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended December 31,
	2012	2011
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (See Note 10)	$(91)	$5
INVESTING ACTIVITIES
Capital expenditures	(15)	(25)
Other investing activities	—	2
Net investing cash flows used for continuing operations	(15)	(23)
Net investing cash flows provided by discontinued operations	—	11
CASH USED FOR INVESTING ACTIVITIES	(15)	(12)
FINANCING ACTIVITIES
Repayment of notes	(233)	—
Proceeds from debt issuance	225	—
Debt issuance costs	(5)	—
Other financing activities	1	—
CASH USED FOR FINANCING ACTIVITIES	(12)	—
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	(118)	(6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	257	217
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139	$211

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2012	$96	$901	$(1,105)	$(915)	$(1,023)	$41	$(982)
Comprehensive loss	—	—	(21)	(6)	(27)	1	(26)
Vesting of restricted stock	1	(1)	—	—	—	—	—
Repurchase of convertible notes	—	(2)	—	—	(2)	—	(2)
Issuance of convertible notes	—	9	—	—	9	—	9
Equity based compensation expense	—	2	—	—	2	—	2
Non-controlling interest dividends	—	—	—	—	—	(12)	(12)
Ending Balance at December 31, 2012	$97	$909	$(1,126)	$(921)	$(1,041)	$30	$(1,011)

Beginning balance at September 30, 2011	$94	$897	$(1,157)	$(829)	$(995)	$34	$(961)
Comprehensive loss	—	—	(22)	(5)	(27)	3	(24)
Equity based compensation expense	—	2	—	—	2	—	2
Ending Balance at December 31, 2011	$94	$899	$(1,179)	$(834)	$(1,020)	$37	$(983)

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
In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2012. The results of operations for the three months ended December 31, 2012, are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30. The first quarter of fiscal years 2013 and 2012 ended on December 30, 2012 and January 1, 2012, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and December 31 are used consistently throughout this report to represent the fiscal year end and first quarter end, respectively.
The company has evaluated subsequent events through the date that the consolidated financial statements were issued (see Note 23).
2. Earnings per Share
Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share calculation includes the impact of dilutive common stock options, restricted stock, performance share awards and convertible securities, if applicable. Basic and diluted average common shares outstanding at December 31, 2012 and 2011 were 96.7 million and 94.5 million, respectively.
The potential effects of restricted stock and restricted stock units were excluded from the diluted earnings per share calculation for the three months ended December 31, 2012 and 2011 because their inclusion in a net loss period would reduce the net loss per share. Therefore, 2.3 million shares of restricted stock and restricted stock units were excluded from the computation of diluted earnings per share at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, options to purchase 0.6 million and 0.9 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would be anti-dilutive. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the stock price at the end of the quarter is less than the conversion price.
3. New Accounting Standards
Accounting standards implemented during fiscal year 2013
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The company adopted this guidance at the beginning of its first quarter of fiscal year 2013 and has reported Other Comprehensive Income as a separate but consecutive statement.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended December 31,
	2012	2011
Sales	$—	$2

Loss before income taxes	$(5)	$(9)
Provision for income taxes	—	—
Loss from discontinued operations attributable to Meritor, Inc.	$(5)	$(9)
     Loss from discontinued operations for the three months ended December 31, 2012 and 2011 primarily relates to changes in estimates and adjustments related to certain assets and liabilities retained from previously divested businesses and indemnities provided at the time of sale of sale.
5. Goodwill
     In fiscal year 2013, the company reorganized its management structure resulting in two reporting segments. A summary of the changes in the carrying value of goodwill by reportable segment is presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Commercial Truck	Industrial	Total
Balance at September 30, 2012	$—	$171	$153	$109	$433
Segment reorganization	262	—	(153)	(109)	—
Foreign currency translation	(1)	1	—	—	—
Balance at December 31, 2012	$261	$172	$—	$—	$433

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Restructuring Costs
     At December 31, 2012 and September 30, 2012, $16 million and $15 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the three months ended December 31, 2012 and 2011 are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Balance at September 30, 2012	$15	$—	$—	$15
Activity during the period:
Charges to continuing operations	6	—	—	6
Cash payments – continuing operations	(5)	—	—	(5)
Total restructuring reserves at December 31, 2012	16	—	—	16
Less: non-current restructuring reserves	(4)	—	—	(4)
Restructuring reserves – current, at December 31, 2012	$12	$—	$—	$12

Balance at September 30, 2011	$19	$—	$—	$19
Activity during the period:
Charges to continuing operations	4	19	1	24
Charges to discontinued operations(1)	—	—	1	1
Asset write-offs	—	(19)	—	(19)
Cash payments – continuing operations	(6)	—	(1)	(7)
Cash payments – discontinued operations	(1)	—	(1)	(2)
Total restructuring reserves at December 31, 2011	16	—	—	16
Less: non-current restructuring reserves	(2)	—	—	(2)
Restructuring reserves – current, at December 31, 2011	$14	$—	$—	$14

(1)	Charges to discontinued operations are included in loss from discontinued operations in the consolidated statement of operations.
Variable Labor Reductions: The company is executing a global variable labor headcount reduction plan intended to reduce labor and other costs in response to market conditions. As part of this action, the company expects to eliminate 375 hourly and 50 salaried positions and incur approximately $9 million of restructuring costs in the Commercial Truck & Industrial segment. The company has recognized cumulative costs of approximately $7 million, primarily severance benefits, as of December 31, 2012, of which approximately $5 million was recognized in fiscal year 2012 and $2 million was recognized in the first quarter of fiscal year 2013. The remaining restructuring costs for this program are expected to be incurred in fiscal year 2013.
Remanufacturing Consolidation: During the first quarter of fiscal year 2013, the company also announced the planned consolidation of its remanufacturing operations in the Aftermarket & Trailer segment resulting in the upcoming closure of one remanufacturing plant in Canada. The closure will result in the elimination of 85 hourly positions which include approximately 65 positions which will be transferred to the company's facility in Indiana. The company expects to incur approximately $7 million of restructuring costs in relation to this program related to employee severance and lease terminations. During the quarter ended December 31, 2012, the company recorded employee severance charges of approximately $3 million.
Segment Reorganization: On November 12, 2012, the company announced a revised management reporting structure resulting in two business segments to drive efficiencies. In the first quarter of fiscal year 2013, the company recognized approximately $1 million of restructuring costs in its Aftermarket & Trailer segment associated with this action. On January 8, 2013, the company announced restructuring actions related to its business segment rationalization (see Note 23). The company currently estimates charges in the range of $15 million to $25 million associated with these restructuring actions, which are expected to be completed over the next 12 to 18 months. Of these charges, $15 million are expected to be for employee severance costs associated with the elimination of 200 salaried positions (including contract employees), with the remainder associated with a lease termination and other costs.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance Plus: During fiscal year 2007, the company launched a long-term profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s continuing operations recognized restructuring costs in its Commercial Truck & Industrial business segment of $23 million in the first three months of fiscal year 2012 related to Performance Plus. These costs include $19 million of non-cash charges, including an impairment charge of $17 million for assets held for sale at December 31, 2011. In connection with the then planned sale of St. Priest, France manufacturing facility to Renault Trucks SAS, the company classified certain assets and associated liabilities as held for sale (collectively the “Disposal Group”) at December 31, 2011. Upon comparing the carrying value of the Disposal Group to its fair value less cost to sell, an impairment was identified. The sale of Disposal Group was completed on January 2, 2012. In addition, other restructuring charges of approximately $4 million associated with employee headcount reduction and plant rationalization costs were recognized in connection with the sale of St. Priest facility.
Cumulative restructuring costs recorded for this program as of December 31, 2012 are $186 million, including $93 million reported in discontinued operations in the consolidated statement of operations. These costs primarily relate to employee severance and related costs of $117 million, asset impairment charges of $41 million and $28 million primarily associated with pension termination benefits. The company’s Commercial Truck & Industrial segment has recognized cumulative restructuring costs associated with Performance Plus of $82 million. Cumulative restructuring costs of $11 million were recognized by corporate locations and the company’s Aftermarket & Trailer segment. All restructuring actions associated with Performance Plus were complete as of September 30, 2012.
7. Other Income, Net
     Other income, net for the quarter ended December 31, 2011 included a $3 million non-operating gain related to the sale of the company’s remaining ownership interest in Gabriel India, Ltd during the prior year's first fiscal quarter. The company’s ownership interest in Gabriel India, Ltd was a legacy investment accounted for under the cost method that the company deemed non-core upon the completion of the sale of its light vehicle businesses.
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
     For the first quarter of fiscal years 2013 and 2012, the company had approximately $31 million and $54 million, respectively, of net pre-tax losses in tax jurisdictions in which a tax benefit is not recorded. Losses arising from these jurisdictions resulted in increasing the valuation allowance, rather than reducing income tax expense.
9. Accounts Receivable Factoring & Securitization
     Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement, which was renewed on June 19, 2012 and which now terminates on June 28, 2013, the company can sell up to, at any point in time, €150 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €135 million ($179 million) and €119 million ($154 million) of this accounts receivable factoring facility as of December 31, 2012 and September 30, 2012, respectively.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

U.S. Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, which was renewed in September 28, 2012, and which now terminates on October 29, 2013, the company can sell up to, at any point in time, €65 million ($86 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €46 million ($61 million) and €51 million ($66 million) of this accounts receivable factoring facility as of December 31, 2012 and September 30, 2012, respectively.
     The above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through October 2013. The commitments are subject to standard terms and conditions for these types of arrangements.
     United Kingdom Factoring Facility: The company entered into an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which was renewed on January 24, 2013 and now expires in February 2018, the company can sell up to, at any point in time, €25 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €11 million ($14 million) and €9 million ($12 million) of this accounts receivable factoring facility as of December 31, 2012 and September 30, 2012, respectively. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     Italy Factoring Facility: The company entered into an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €11 million ($14 million) and €13 million ($16 million)of this accounts receivable factoring facility as of December 31, 2012 and September 30, 2012. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $22 million and $7 million at December 31, 2012 and September 30, 2012, respectively.
     Total costs associated with all of the off-balance sheet arrangements described above were $1 million and $3 million in the three months ended December 31, 2012 and 2011, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations.
     On-balance sheet arrangements
The company has a $100 million U.S. accounts receivables securitization facility, which expires on June 18, 2015. This program is provided by PNC Bank, National Association (PNC), as Administrator, Market Street Funding, LLC, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company's U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At December 31, 2012, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to the company's priority-debt-to-EBITDA ratio, which is the same as the corresponding covenant in the company's revolving credit facility as it exists on the date of the agreement and a cross default to the revolving credit facility.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Operating Cash Flow
The reconciliation of net income to cash flows provided by (used for) operating activities is as follows (in millions):

	Three Months Ended December 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(21)	$(18)
Less: Loss from discontinued operations, net of tax	(5)	(9)
Loss from continuing operations	(16)	(9)
Adjustments to income from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	16	17
Restructuring costs	6	24
Loss on debt extinguishment	5	—
Equity in earnings of affiliates	(9)	(15)
Pension and retiree medical expense	10	14
Other adjustments to income from continuing operations	4	4
Dividends received from affiliates	3	3
Pension and retiree medical contributions	(15)	(25)
Restructuring payments	(5)	(7)
Changes in off-balance sheet accounts receivable factoring	33	77
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	(113)	(75)
Operating cash flows provided by (used for) continuing operations	(81)	8
Operating cash flows used for discontinued operations	(10)	(3)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(91)	$5

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	December 31, 2012	September 30, 2012
Finished goods	$196	$185
Work in process	48	48
Raw materials, parts and supplies	219	205
Total	$463	$438

12. Other Current Assets
     Other current assets are summarized as follows (in millions):

	December 31, 2012	September 30, 2012
Current deferred income tax assets, net	$23	$27
Asbestos-related recoveries (see Note 20)	11	11
Deposits and collateral	5	4
Prepaid and other	17	19
Other current assets	$56	$61
13. Net Property
     Net property is summarized as follows (in millions):

	December 31, 2012	September 30, 2012
Property at cost:
Land and land improvements	$39	$39
Buildings	254	253
Machinery and equipment	912	909
Company-owned tooling	155	156
Construction in progress	61	65
Total	1,421	1,422
Less accumulated depreciation	(1,014)	(1,005)
Net property	$407	$417

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Other Assets
     Other assets are summarized as follows (in millions):

	December 31, 2012	September 30, 2012
Investments in non-consolidated joint ventures	$173	$169
Asbestos-related recoveries (see Note 20)	63	63
Non-current deferred income tax assets, net	13	12
Unamortized debt issuance costs	31	29
Capitalized software costs, net	30	29
Prepaid pension costs	11	11
Other	39	40
Other assets	$360	$353
In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.
The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At December 31, 2012, the company’s investment in the joint venture was $38 million representing the company’s maximum exposure to loss. This amount is included in investments in non-consolidated joint ventures in the table above.
15. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	December 31, 2012	September 30, 2012
Compensation and benefits	$119	$136
Income taxes	10	15
Taxes other than income taxes	36	41
Accrued interest	20	5
Product warranties	16	16
Restructuring (see Note 6)	12	11
Asbestos-related liabilities (see Note 20)	19	19
Other	65	70
Other current liabilities	$297	$313

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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended December 31,
	2012	2011
Total product warranties – beginning of period	$44	$48
Accruals for product warranties	5	4
Payments	(3)	(4)
Change in estimates and other	(2)	(1)
Total product warranties – end of period	44	47
Less: Non-current product warranties	(28)	(29)
Product warranties – current	$16	$18
16. Other Liabilities
Other liabilities are summarized as follows (in millions):

	December 31, 2012	September 30, 2012
Asbestos-related liabilities (see Note 20)	$93	$93
Non-current deferred income tax liabilities	99	101
Liabilities for uncertain tax positions	27	27
Product warranties (see Note 15)	28	28
Environmental	13	10
Indemnity obligations	30	32
Other	43	47
Other liabilities	$333	$338
17. Long-Term Debt
     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	December 31, 2012	September 30, 2012
8-1/8 percent notes due 2015	$250	$250
10-5/8 percent notes due 2018 (net of original issuance discount of $3)	247	247
4.625 percent convertible notes due 2026(1)	55	300
4.0 percent convertible notes due 2027(1)	200	200
7-7/8 percent convertible notes due 2026(1) (net of original issuance discount of $25)	225	—
Term loan	98	98
Lines of credit and other	18	13
Unamortized gain on interest rate swap termination	9	10
Unamortized discount on convertible notes	(47)	(58)
Subtotal	1,055	1,060
Less: current maturities	(23)	(18)
Long-term debt	$1,032	$1,042

(1)	The 4.625 percent, 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016, 2019 and 2020 respectively.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revolving Credit Facility
 On April 23, 2012, the company amended and restated its revolving credit facility. Pursuant to the revolving credit facility agreement as amended, the company has a $429 million revolving credit facility, $14 million of which matures in January 2014 for a bank not electing to extend its commitments under the revolving credit facility existing at March 31, 2012 and the remaining $415 million of which matures in April 2017. The April 2017 maturity date is also subject to the following springing maturity condition: if on June 1, 2015, the outstanding principal amount of the company's $250 million bonds due 2015 is greater than $100 million, the maturity date becomes June 10, 2015. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants as highlighted below.
  The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of the company's priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1.00 as of the last day of the fiscal quarter commencing with the fiscal quarter ending on or about March 31, 2012 through and including the fiscal quarter ending on or about September 30, 2012, (ii) 2.25 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending on or about December 31, 2012 through and including the fiscal quarter ending on or about September 30, 2013, and (iii) 2.00 to 1.00 as of the last day of each fiscal quarter thereafter. At December 31, 2012, the company was in compliance with all covenants under its credit agreement with a ratio of approximately 0.57x for the priority debt-to-EBITDA covenant.
     Availability under the amended and extended revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At December 31, 2012, the revolving credit facility was collateralized by approximately $586 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company's current corporate credit rating for senior secured facilities. At December 31, 2012, the margin over LIBOR rate was 425 basis points and the commitment fee was 50 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 325 basis points.
Certain of the company's subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company's indentures (see Note 24).
No borrowings were outstanding under the revolving credit facility at December 31, 2012 and September 30, 2012. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At September 30, 2012, $1 million of letters of credit were outstanding under the revolving credit facility. No letters of credit were outstanding on December 31, 2012.
 Convertible Securities
In December 2012, the company issued $250 million of 7.875 percent convertible senior unsecured notes due 2026 (the “Notes”). The Notes were sold by the company to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. The Notes have an initial principal amount of $900 per note and will accrete to $1,000 per note on December 1, 2020 at an effective interest rate of 10.9 percent. Net proceeds received by the company, after issuance costs and discounts, were approximately $220 million.
The company will pay 7.875% cash interest on the principal amount at maturity of the Notes semi-annually in arrears on June 1 and December 1 of each year to holders of record at the close of business on the preceding May 15 and November 15, respectively, and at maturity to the holders that present the Notes for payment. Interest will accrue on the principal amount at maturity thereof from and including the date the Notes are issued or from, and including, the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date. Cash interest at a rate of 7.875 percent per annum on the principal amount at maturity of the convertible notes from the date of issuance through maturity is payable semi-annually in arrears on June 1 and December 1 of each year.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of the company's subsidiaries. The Notes are senior unsecured obligations and rank equally in right of payment with all of the company's existing and future senior unsecured indebtedness and are junior to any of the company existing and future secured indebtedness.
The Notes will be convertible in certain circumstances into cash up to the principal amount at maturity of the Note surrendered for conversion and, if applicable, shares of the company's common stock (subject to a conversion share cap as described below), based on an initial conversion rate, subject to adjustment, equivalent to 83.3333 shares per $1,000 principal amount at maturity of Notes (which represents an initial conversion price of $12.00 per share), only under the following circumstances:
(1) Prior to June 1, 2025, during any calendar quarter after the calendar quarter ending December 31, 2012, if the closing sale price of the Company's common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter;
(2) Prior to June 1, 2025, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount at maturity of Notes was equal to or less than 97% of the conversion value of the Notes on each trading day during such five consecutive trading day period;
(3) Prior to June 1, 2025, if the company has called the Notes for redemption;
(4) Prior to June 1, 2025, upon the occurrence of specified corporate transactions; or
(5) At any time on or after June 1, 2025.
On or after December 1, 2020, the company may redeem the Notes at its option, in whole or in part, at a redemption price in cash equal to 100% of the principal amount at maturity of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Further, holders may require the company to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount at maturity of the Notes to be purchased, plus accrued and unpaid interest, on December 1, 2020 or upon certain fundamental changes. The maximum number of shares of common stock those Notes are convertible into is 19,208,404 shares.
The company used the net proceeds of approximately $220 million from the offering of the Notes (after discounts and issuance costs) and additional cash to acquire a portion of its outstanding 4.625% convertible senior notes due 2026 (the “4.625% notes”) in transactions that settled concurrently with the closing of the 7.875% note offering. Approximately $245 million of $300 million principal amount of the 4.625% notes were acquired for an aggregate purchase price of approximately $236 million (including accrued interest). The company recognized a loss on debt extinguishment of $5 million.
Accounting guidance requires that cash-settled convertible debt, such as the company's 7.875 percent convertible senior unsecured notes due 2026, be separated into debt and equity components at issuance and a value be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount. The company measures the debt component at fair value by utilizing a discounted cash flow model. This model utilizes observable inputs such as contractual repayment terms, benchmark forward yield curves, and yield curves and quoted market prices of its own nonconvertible debt. The yield curves are acquired from an independent source that is widely used in the financial industry reviewed internally by personnel with appropriate expertise in valuation methodologies. The estimated fair value of the debt component of the Notes was $216 million (Level 2). The amount of the equity component recognized was $9 million.
Term Loan
     As part of the amendment and restatement of the revolving credit facility, on April 23, 2012 the company entered into a $100 million term loan agreement with a maturity date of April 23, 2017. The maturity date of April 23, 2017 is also subject to the springing maturity condition discussed under "Revolving Credit Facility" above. The term loan will amortize over a period of 5 years from the effective date as follows: $5 million principal to be repaid during year one, $10 million principal to be repaid in each of the years two, three and four; and the remaining principal balance to be paid in year five. Payments will be made on a quarterly basis for the duration of the term loan. As of December 31, 2012, the margin over LIBOR rate was 425 basis points. The company has the ability to prepay the term loan at any time without penalty or premium. At December 31, 2012, the outstanding balance on the term loan was $98 million.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital Leases
     On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 575 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of December 31, 2012, the company had $11 million outstanding under these arrangements.
Letter of Credit Facilities
The company entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. There were $24 million and $30 million of letters of credit outstanding under this facility at December 31, 2012 and September 30, 2012, respectively. In addition, the company had another $18 million of letters of credit outstanding through other letter of credit facilities at both December 31, 2012 and September 30, 2012.
Accounts Receivable Securitization

The company has a $100 million U.S. accounts receivables securitization facility, which expires on June 18, 2015. This program is provided by PNC Bank, National Association (PNC), as Administrator, Market Street Funding, LLC, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company's U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At December 31, 2012, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to the company's priority-debt-to-EBITDA ratio, which is identical to the corresponding covenant in the company's revolving credit facility as it exists on the date of the agreement. In addition, this securitization program contains and a cross default to the company's revolving credit facility. The weighted average interest rate on borrowings under this arrangement was approximately 1.55 percent at December 31, 2012.
18. Financial Instruments
     Fair values of financial instruments are summarized as follows (in millions):

	December 31, 2012		September 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$139	$139	$257	$257
Short-term debt	23	23	18	17
Long-term debt	1,032	1,050	1,042	1,036
Foreign exchange forward contracts (asset)	1	1	3	3
Foreign exchange forward contracts (liability)	1	1	1	1

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Fair value of financial instruments by the valuation hierarchy at December 31, 2012 is as follows (in millions):

	Level 1	Level 2	Level 3
Short-term debt	$—	$—	$23
Long-term debt	—	958	92
Foreign exchange forward contracts (asset)	—	1	—
Foreign exchange forward contracts (liability)	—	1	—

Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at December 31, 2012 or September 30, 2012.
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
19. Retirement Benefit Liabilities
     Retirement benefit liabilities consisted of the following (in millions):

	December 31, 2012	September 30, 2012
Retiree medical liability	$556	$559
Pension liability	538	540
Other	24	24
Subtotal	1,118	1,123
Less: current portion (included in compensation and benefits, Note 15)	(48)	(48)
Retirement benefit liabilities	$1,070	$1,075

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended December 31 are as follows:

	2012		2011
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$1	$—	$1	$—
Interest cost	21	5	23	6
Assumed return on plan assets	(29)	—	(26)	—
Amortization of prior service costs	—	(2)	—	(2)
Recognized actuarial loss	7	7	5	7
Total expense	$—	$10	$3	$11
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
     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at December 31, 2012 to be approximately $19 million, of which $3 million is recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2012 to be approximately $43 million, of which $18 million is recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0.25 to 3 percent and is approximately $10 million at December 31, 2012. The undiscounted estimate of these costs is approximately $11 million.
     Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2012	$2	$15	$17
Payments and other	—	(2)	(2)
Accruals(1)	1	5	6
Balance at December 31, 2012	$3	$18	$21

(1)	Includes $5 million recognized in loss from discontinued operations in the consolidated statement of operations.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Environmental reserves are included in Other Current Liabilities and Other Liabilities (see Note 16) in the consolidated balance sheet.
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
Asbestos
     Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 5,000 pending asbestos-related claims at December 31, 2012 and September 30, 2012. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.
     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2012	September 30, 2012
Pending and future claims	$75	$75
Asbestos-related insurance recoveries	67	67
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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Pending and Future Claims: Maremont engages Bates White LLC (Bates White), a consulting firm with extensive experience estimating costs associated with asbestos litigation, to assist with determining the estimated cost of resolving pending and future asbestos-related claims that have been, and could reasonably be expected to be, filed against Maremont. Bates White prepares these cost estimates annually in September. Although it is not possible to estimate the full range of costs because of various uncertainties, Bates White advised Maremont that it would be possible to determine an estimate of a reasonable forecast of the cost of the probable settlement and defense costs of resolving pending and future asbestos-related claims, based on historical data and certain assumptions with respect to events that may occur in the future.
     Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next ten years of $72 million to $88 million. Maremont recognized a liability of $72 million at September 30, and December 31, 2012. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.
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
Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $67 million as of December 31, 2012. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.
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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Rockwell International (Rockwell) — ArvinMeritor, Inc. (AM), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. At December 31, 2012 and September 30, 2012, there were approximately 2,500 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants. A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will likely never identify any of Rockwell’s products. Historically, AM has been dismissed from the vast majority of similar claims filed in the past with no payment to claimants. For those claimants who do show that they worked with Rockwell’s products, management nevertheless believes it has meritorious defenses, in substantial part due to the integrity of the products involved and the lack of any impairing medical condition on the part of many claimants. For these reasons, the company does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liabilities. The company defends these cases vigorously.
     Rockwell's asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2012	September 30, 2012
Pending and future claims	$37	$37
Asbestos-related insurance recoveries	7	7
The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Bates White provided an estimate of the reasonably possible range of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $37 million to $45 million. The company recognized a liability of $37 million at December 31 and September 30, 2012. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

The following assumptions were made by the company after consultation with Bates White and are included in their study:

•
Pending and future claims were estimated for a ten-year period ending in fiscal year 2022. The ten year assumption is considered appropriate as Rockwell has reached certain longer-term agreements with key plaintiff law firms. In addition, filings of mesothelioma claims have been relatively stable over the last few years resulting in an improvement in the reliability of future projections over a longer time period;

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

In addition to the probable liability for pending and future claims discussed above, the company also recognized a liability of approximately $7 million in fiscal year 2012 associated with a previously disclosed asbestos-related claim (Gordon Bankhead) which was settled during the fourth quarter of fiscal year 2012. The payment required by this settlement agreement was made in the first quarter of fiscal year 2013.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are currently being disputed. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. Based on consultation with advisors and underlying analysis performed by management, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $7 million at December 31, 2012 and September 30, 2012. If the assumptions with respect to the estimation period, nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.
Indemnifications
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At December 31, 2012 and September 30, 2012, the remaining estimated liability for this matter was approximately $19 million.
     The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration. The company’s maximum obligations under these indemnifications cannot be reasonably estimated. The company is not aware of any claims or other information that would give rise to material payments under such indemnifications other than those related to the sale of its Body Systems business and its 57 percent interest in MSSC.
Other
On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that several filter manufacturers and their affiliated corporate entities, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit was a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, were filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S. cases were consolidated into a multi-district litigation proceeding in Federal court for the Northern District of Illinois. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. In April 2012, the company settled with indirect purchasers for $3.1 million. In August 2012, the company entered into a settlement agreement for the remaining claims with the U.S. direct purchasers for $8.3 million. The settlement payment was made during the first quarter of fiscal year 2013. Following this settlement, the only remaining plaintiffs in the litigation are those who filed their actions in Canada. The company believes any liability associated with the claims of such plaintiffs will be immaterial.
The company is evaluating certain sale transactions to determine if value added tax was required to be remitted to certain tax jurisdictions for the tax years 2007 through 2012. The company's estimated reasonably possible exposure for this matter is $6 million to $9 million. The company recorded $6 million as its estimate of the probable liability at December 31 and September 30, 2012.
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
21. Accumulated Other Comprehensive Loss (AOCL)
     The components of AOCL as reported in the consolidated balance sheet are as follows (in millions):

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2012	September 30, 2012
Foreign currency translation	$88	$93
Employee benefit related adjustments	(1,010)	(1,010)
Unrealized gains, net	1	2
Accumulated Other Comprehensive Loss	$(921)	$(915)

22. Business Segment Information
The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s chief operating decision maker (CODM) is the Chief Executive Officer. On November 12, 2012, the company announced a revised management reporting structure resulting in two business segments. Prior period segment financial information presented has been recast to reflect the revised reporting structure.
      The company has two reportable segments at December 31, 2012, as follows:

•
The Commercial Truck & Industrial segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, for medium- and heavy-duty trucks, off-highway, military, construction, bus and coach, fire and emergency and other applications in North America, South America, Europe and Asia Pacific. This segment also includes the company's aftermarket businesses in Asia Pacific and South America; and

•
The Aftermarket & Trailer segment supplies axles, brakes, drivelines, suspension parts and other replacement and remanufactured parts, including transmissions, to commercial vehicle aftermarket customers in North America and Europe. This segment also supplies a wide variety of undercarriage products and systems for trailer applications in North America.

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
     Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Three Months Ended December 31, 2012
External Sales	$694	$197	$—	$891
Intersegment Sales	21	6	(27)	—
Total Sales	$715	203	$(27)	$891
Three Months Ended December 31, 2011
External Sales	$948	$211	$—	$1,159
Intersegment Sales	27	7	(34)	—
Total Sales	$975	218	$(34)	$1,159

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,
	2012	2011
Segment EBITDA:
Commercial Truck & Industrial	$34	$61
Aftermarket & Trailer	13	17
Segment EBITDA	47	78
Unallocated legacy and corporate costs ,net(1)	(1)	1
Interest expense, net	(29)	(24)
Provision for income taxes	(10)	(20)
Depreciation and amortization	(16)	(17)
Loss on sale of receivables	(1)	(3)
Restructuring costs	(6)	(24)
Noncontrolling interests	—	(4)
Loss from continuing operations attributable to Meritor, Inc.	$(16)	$(13)

(1)
Unallocated legacy and corporate costs, net represent items that are not directly related to our business segments and include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability matters. In addition, in the first quarter of fiscal year 2012, unallocated legacy and corporate includes a gain of approximately $3 million on sale of the company's remaining ownership interest in Gabriel India, Ltd.

Segment Assets:	December 31, 2012	September 30, 2012
Commercial Truck & Industrial(1)	$1,799	$—
Aftermarket & Trailer	466	505
Commercial Truck (1)	—	1,341
Industrial(1)	—	423
Total segment assets	2,265	2,269
Corporate(2)	366	487
Less: Accounts receivable sold under off-balance sheet factoring programs(3)	(290)	(255)
Total assets	$2,341	$2,501

(1)	In fiscal year 2013, the company reorganized its management structure resulting in two reportable segments.

(2)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(3)
At December 31, 2012 and September 30, 2012 segment assets include $290 million and $255 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (See Note 9). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

23. Subsequent Events
On January 3, 2013, the Board of Directors of Meritor approved restructuring actions related to Meritor's business segment rationalization. Meritor expects to complete these restructuring actions over the next 12 to 18 months and currently estimates that charges in the range of $15 million to $25 million will be incurred in connection with these actions (See Note 6).

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPRHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$354	$537	$—	$891
Subsidiaries	—	34	17	(51)	—
Total sales	—	388	554	(51)	891
Cost of sales	(12)	(345)	(502)	51	(808)
GROSS MARGIN	(12)	43	52	—	83
Selling, general and administrative	(21)	(20)	(21)	—	(62)
Restructuring costs	—	(3)	(3)	—	(6)
Other operating expense	(1)	—	—	—	(1)
OPERATING INCOME (LOSS)	(34)	20	28	—	14
Other income (loss), net	(4)	—	4	—	—
Equity in earnings of affiliates	—	5	4	—	9
Interest income (expense), net	(37)	8	—	—	(29)
INCOME (LOSS) BEFORE INCOME TAXES	(75)	33	36	—	(6)
Provision for income taxes	—	(2)	(8)	—	(10)
Equity income (loss) from continuing operations of subsidiaries	59	23	—	(82)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(16)	54	28	(82)	(16)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(5)	$(4)	$(4)	$8	$(5)
Net income (loss)	(21)	50	24	(74)	(21)
Less: Income attributable to noncontrolling interests	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(21)	$50	$24	$(74)	$(21)
Other comprehensive income (loss)	(2)	15	(19)	—	(6)
Comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Total comprehensive income (loss)	$(23)	$65	$6	$(74)	$(26)

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPRHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended December 31, 2011
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$371	$788	$—	$1,159
Subsidiaries	—	32	23	(55)	—
Total sales	—	403	811	(55)	1,159
Cost of sales	(12)	(366)	(730)	55	(1,053)
GROSS MARGIN	(12)	37	81	—	106
Selling, general and administrative	(22)	(19)	(24)	—	(65)
Restructuring costs	—	—	(24)	—	(24)
Other operating expense	(1)	—	—	—	(1)
OPERATING INCOME (LOSS)	(35)	18	33	—	16
Other income (loss), net	—	—	4	—	4
Equity in earnings of affiliates	—	9	6	—	15
Interest income (expense), net	(31)	7	—	—	(24)
INCOME (LOSS) BEFORE INCOME TAXES	(66)	34	43	—	11
Provision for income taxes	—	(3)	(17)	—	(20)
Equity income from continuing operations of subsidiaries	53	19	—	(72)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(13)	50	26	(72)	(9)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(9)	$(5)	$(3)	$8	$(9)
NET INCOME (LOSS)	(22)	45	23	(64)	(18)
Less: Income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(22)	$45	$19	$(64)	$(22)
Other comprehensive income (loss)	4	(30)	21	—	(5)
Comprehensive income (loss) attributable to noncontrolling interests	—	—	3	—	3
Total comprehensive income (loss)	$(18)	$15	$43	$(64)	$(24)

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	December 31, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$38	$4	$97	$—	$139
Receivables trade and other, net	1	16	466	—	483
Inventories	—	187	276	—	463
Other current assets	4	18	34	—	56
TOTAL CURRENT ASSETS	43	225	873	—	1,141
NET PROPERTY	9	145	253	—	407
GOODWILL	—	275	158	—	433
OTHER ASSETS	73	176	111	—	360
INVESTMENTS IN SUBSIDIARIES	1,503	87	—	(1,590)	—
TOTAL ASSETS	$1,628	$908	$1,395	$(1,590)	$2,341
CURRENT LIABILITIES
Short-term debt	$8	$8	$7	$—	$23
Accounts payable	40	159	398	—	597
Other current liabilities	104	50	143	—	297
TOTAL CURRENT LIABILITIES	152	217	548	—	917
LONG-TERM DEBT	1,029	3	—	—	1,032
RETIREMENT BENEFITS	947	—	123	—	1,070
INTERCOMPANY PAYABLE (RECEIVABLE)	464	(1,053)	589	—	—
OTHER LIABILITIES	77	184	72	—	333
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(1,041)	1,557	33	(1,590)	(1,041)
NONCONTROLLING INTERESTS	—	—	30	—	30
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,628	$908	$1,395	$(1,590)	$2,341

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	September 30, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$91	$3	$163	$—	$257
Receivables trade and other, net	—	35	507	—	542
Inventories	—	183	255	—	438
Other current assets	6	20	35	—	61
TOTAL CURRENT ASSETS	97	241	960	—	1,298
NET PROPERTY	12	143	262	—	417
GOODWILL	—	275	158	—	433
OTHER ASSETS	70	176	107	—	353
INVESTMENTS IN SUBSIDIARIES	1,468	85	—	(1,553)	—
TOTAL ASSETS	$1,647	$920	$1,487	$(1,553)	$2,501
CURRENT LIABILITIES
Short-term debt	$10	$1	$7	$—	$18
Accounts payable	49	195	453	—	697
Other current liabilities	96	62	155	—	313
TOTAL CURRENT LIABILITIES	155	258	615	—	1,028
LONG-TERM DEBT	1,039	3	—	—	1,042
RETIREMENT BENEFITS	950	—	125	—	1,075
INTERCOMPANY PAYABLE (RECEIVABLE)	445	(1,053)	608	—	—
OTHER LIABILITIES	81	185	72	—	338
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(1,023)	1,527	26	(1,553)	(1,023)
NONCONTROLLING INTERESTS	—	—	41	—	41
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,647	$920	$1,487	$(1,553)	$2,501

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(19)	$4	$(76)	$—	$(91)
INVESTING ACTIVITIES
Capital expenditures	(1)	(4)	(10)	—	(15)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(1)	(4)	(10)	—	(15)
FINANCING ACTIVITIES
Repayment of notes	(233)	—	—	—	(233)
Proceeds from debt issuance	225	—	—	—	225
Debt issuance costs	(5)	—	—	—	(5)
Intercompany advances	(20)	—	20	—	—
Other financing activities	—	1	—	—	1
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(33)	1	20	—	(12)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	—	—	—
CHANGE IN CASH AND CASH EQUIVALENTS	(53)	1	(66)	—	(118)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91	3	163	—	257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38	$4	$97	$—	$139

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2011
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(26)	$11	$20	$—	$5
INVESTING ACTIVITIES
Capital expenditures	(1)	(12)	(12)	—	(25)
Other investing activities	—	—	2	—	2
Net cash flows provided by discontinued operations	—	—	11	—	11
CASH USED FOR INVESTING ACTIVITIES	(1)	(12)	1	—	(12)
FINANCING ACTIVITIES
Intercompany advances	(12)	—	12	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(12)	—	12	—	—
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	(39)	(1)	34	—	(6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92	4	121	—	217
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53	$3	$155	$—	$211

MERITOR, INC.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
OVERVIEW
Meritor, Inc. (the "company", "our", "we" or "Meritor"), headquartered in Troy, Michigan, is a premier global supplier of a broad range of integrated systems, modules and components to original equipment manufacturers (“OEMs”) and the aftermarket for the commercial vehicle, transportation and industrial sectors. The company serves commercial truck, trailer, off-highway, military, bus and coach and other industrial OEMs and certain aftermarkets. Meritor common stock is traded on the New York Stock Exchange under the ticker symbol MTOR.
Segment Reorganization
On November 12, 2012, we announced a revised management reporting structure resulting in two business segments: (1)Commercial Truck & Industrial and (2) Aftermarket & Trailer. We revised our reporting structure to drive efficiencies across the corporation. Prior period segment financial information has been recast to reflect the revised reporting structure.
Offering of New Convertible Notes
On December 4, 2012, we complected an offering of $250 million aggregate principal amount at maturity of 7.875% convertible senior notes due 2026. We used the net proceeds of approximately $220 million from the offering and additional cash to acquire a portion of our outstanding 4.625% convertible senior notes due 2026 in a transaction that settled concurrently with the closing of the 7.875% note offering. Approximately $245 million of $300 million principal amount of the 4.625% notes were acquired for an aggregate purchase price of approximately $236 million (including accrued interest).
1st Quarter Fiscal Year 2013 results
Our sales for the first quarter of fiscal year 2013 were $891 million, down compared to $1,159 million in the prior year. This decrease was primarily driven by lower commercial truck production globally. Loss from continuing operations in the first quarter of fiscal year 2013 was $16 million, or $0.17 per diluted share, compared to a loss of $13 million, or $0.13 per diluted share, in the prior year. Net loss for the first quarter of fiscal year 2013 was $21 million compared to a net loss of $22 million in the prior year.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the first quarter of fiscal year 2013 was $46 million compared to $79 million in the first quarter of fiscal year 2012. Our Adjusted EBITDA margin in the first quarter of fiscal year 2013 was 5.2 percent compared to 6.8 percent in the same period a year ago. Total Adjusted EBITDA and Adjusted EBITDA margin decreased compared to the prior year primarily as a result of lower sales in the first quarter of fiscal year 2013. The impact of lower sales on Adjusted EBITDA margin was partially mitigated by lower material costs, the favorable impact of North American pricing actions, and the European footprint rationalization executed in fiscal year 2012.
Cash flows used by operating activities was $91 million in the first quarter of fiscal year 2013 compared to cash provided by operating activities of $5 million in the first quarter of the prior fiscal year. The decrease in cash flows in the first quarter of fiscal year 2013 was primarily due to an increase in working capital.
     Trends and Uncertainties
     Production Volumes
     The following table reflects estimated commercial truck production volumes for selected original equipment (OE) markets for the first quarters ended December 31, 2012 and 2011 based on available sources and management’s estimates.

	Three Months Ended December 31,		Percent
	2012	2011	Change
Estimated Commercial Truck (in thousands)
North America, Heavy-Duty Trucks	57	75	(24)%
North America, Medium-Duty Trucks	45	41	10%
Western Europe, Heavy- and Medium-Duty Trucks	95	112	(15)%
South America, Heavy- and Medium-Duty Trucks	38	62	(39)%

MERITOR, INC.

We expect production volumes in North America and Europe to soften compared to the levels experienced in fiscal year 2012. Beginning in second quarter of fiscal year 2012, production volumes in South America declined significantly as the industry transitioned to tighter emission standard requirements for commercial vehicles. The recovery of production volumes has been slower than previously expected although we expect a modest improvement beginning in the second quarter of fiscal year 2013. Production volumes in the Asia-Pacific region, more specifically China and India, have decreased compared to levels experienced in fiscal year 2012, and there is no certainty as to when these volumes will return to the levels previously experienced.
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
Other
Other significant factors that could affect our results and liquidity in fiscal year 2013 include:

•
Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewal negotiations including, without limitation, negotiations with our largest customer, Volvo, which are ongoing regarding our contract with Volvo covering axle supply in Europe, South America and Asia, which is scheduled to expire in October 2014;

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
     Management believes Adjusted EBITDA and Adjusted income (loss) from continuing operations are meaningful measures of performance as they are commonly utilized by management and investors to analyze ongoing operating performance and entity

MERITOR, INC.

valuation. Management, the investment community and banking institutions routinely use Adjusted EBITDA and Adjusted EBIDA margins, together with other measures, to measure operating performance in our industry. Further, management uses Adjusted EBITDA for planning and forecasting future periods. In addition, we use Segment EBITDA as the primary basis to evaluate the performance of each of our reportable segments. Management believes that Free cash flow is useful in analyzing our ability to service and repay debt.
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

	Three Months Ended December 31,
	2012	2011
Adjusted income (loss) from continuing operations	$(11)	$11
Restructuring costs, net of tax	(5)	(24)
Loss from continuing operations	$(16)	$(13)
Adjusted diluted earnings (loss) per share from continuing operations	$(0.11)	$0.12
Impact of adjustments on diluted loss per share	(0.06)	(0.25)
Diluted loss per share from continuing operations	$(0.17)	$(0.13)
Free cash flow and Free cash flow from continuing operations before restructuring payments are reconciled to cash flows provided by (used for) operating activities below (in millions).

	Three Months Ended December 31,
	2012	2011
Cash provided by (used for) operating activities – continuing operations	$(81)	$8
Capital expenditures – continuing operations	(15)	(25)
Free cash flow – continuing operations	(96)	(17)
Cash used for operating activities – discontinued operations	(10)	(3)
Free cash flow – discontinued operations	(10)	(3)
Free cash flow – total company	$(106)	$(20)
Free cash flow – continuing operations	$(96)	$(17)
Restructuring payments – continuing operations	5	7
Free cash flow from continuing operations before restructuring payments	$(91)	$(10)

MERITOR, INC.

   Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in “Results of Operations” below.
Results of Operations
The following is a summary of our financial results is (in millions, except per share amounts):

	Three Months Ended December 31,
	2012	2011
SALES:
Commercial Truck & Industrial	$715	$975
Aftermarket & Trailer	203	218
Intersegment Sales	(27)	(34)
SALES	$891	$1,159
SEGMENT EBITDA:
Commercial Truck & Industrial	$34	$61
Aftermarket & Trailer	13	17
SEGMENT EBITDA	47	78
Unallocated legacy and corporate costs, net (1)	(1)	1
ADJUSTED EBITDA	46	79
Interest expense, net	(29)	(24)
Provision for income taxes	(10)	(20)
Depreciation and amortization	(16)	(17)
Restructuring costs	(6)	(24)
Loss on sale of receivables	(1)	(3)
Noncontrolling interests	—	(4)
LOSS FROM CONTINUING OPERATIONS, attributable to Meritor, Inc.	$(16)	$(13)
LOSS FROM DISCONTINUED OPERATIONS, net of tax, attributable to Meritor, Inc.	(5)	(9)
NET LOSS attributable to Meritor, Inc.	$(21)	$(22)
DILUTED LOSS PER SHARE Attributable to Meritor, Inc.
Continuing operations	$(0.17)	$(0.13)
Discontinued operations	(0.05)	(0.10)
Diluted loss per share	$(0.22)	$(0.23)
DILUTED AVERAGE COMMON SHARES OUTSTANDING	96.7	94.5

(1)
Unallocated legacy and corporate costs represent items that are not directly related to our business segments and include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability matters. In addition, the first quarter of fiscal year 2012, unallocated legacy and corporate includes a gain of approximately $3 million on sale of certain passive investments.

MERITOR, INC.

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011
   Sales
The following table reflects total company and business segment sales for the three months ended December 31, 2012 and 2011. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales (in millions).

					Dollar Change Due To
	December 31,		Dollar	%		Volume /
	2012	2011	Change	Change	Currency	Other
Sales:
Commercial Truck & Industrial	$715	$975	$(260)	(27)%	$(16)	$(244)
Aftermarket & Trailer	203	218	(15)	(7)%	(2)	(13)
Intersegment Sales	(27)	(34)	7	(21)%	2	5
TOTAL SALES	$891	$1,159	$(268)	(23)%	$(16)	$(252)
     Commercial Truck & Industrial sales were $715 million in the first quarter of fiscal year 2013, down 27 percent compared to the first quarter of fiscal year 2012, reflecting lower OE production volumes in all regions. North American industry-wide production volumes for heavy-duty trucks decreased 24 percent in the first quarter of fiscal year 2013 as compared to the same period a year ago. In addition, we experienced lower sales in South America and Europe as industry-wide production volumes in these regions were down 39 percent and 15 percent, respectively. Also, the step-down in production in our China off-highway business unfavorably impacted sales. Furthermore, the effects of foreign currency exchange rates decreased sales by $16 million compared to the same period a year ago as the U.S. dollar strengthened against other currencies compared to the prior year.
     Aftermarket & Trailer sales were $203 million in the first quarter of fiscal year 2013, down from $218 million in the first quarter of fiscal year 2012. The decrease in sales is primarily due to lower sales of core aftermarket replacement products, primarily in North America.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended December 31, 2012 was $808 million compared to $1,053 million in the prior year, representing a decrease of 23 percent. The decrease in costs of sales is primarily due to lower sales, which decreased by 23 percent, and the lower fixed costs resulting from the rationalization of our European manufacturing footprint in fiscal year 2012 as well as improvements in our operations. Total cost of sales was approximately 91 percent of sales for the three month periods ended December 31, 2012 and 2011.
     The following table summarizes significant factors contributing to the changes in costs of sales during first quarter of fiscal year 2013 compared to the same quarter in the prior year (in millions):

Cost of Sales
Quarter ended December 31, 2011	$1,053
Volume, mix and other, net	(229)
Foreign exchange	(16)
Quarter ended December 31, 2012	$808

     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Lower material costs	$200
Lower labor and overhead costs	46
Other, net	(1)
Total decrease in costs of sales	$245

MERITOR, INC.

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended December 31, 2012 decreased by approximately $200 million compared to the same period last year primarily as a result of lower sales. In addition, global steel prices were lower in the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012.
     Labor and overhead costs decreased by $46 million compared to the same period in the prior year. The decrease was primarily due to lower sales in the first quarter of fiscal year 2013. In addition, savings associated with the rationalization of our European manufacturing operations, including the sale of our facility in France in fiscal year 2012, as well as continuous improvement initiatives contributed to the decrease in labor and overhead costs.
     Gross profit for the three months ended December 31, 2012 was $83 million compared to $106 million in the same period last year. Gross profit, as a percentage of sales, for the quarter ended December 31, 2012 was 9.3 percent compared to 9.1 percent for the three months ended December 31, 2011. Gross margins improved in the first quarter of fiscal year 2013 primarily due to improvements in Commercial Truck pricing and rationalization of the European manufacturing footprint.
Other Income Statement Items
     Selling, general and administrative expenses for the three months ended December, 2012 and 2011 are summarized as follows (in millions):

	Three Months Ended		Three Months Ended
	December 31, 2012		December 31, 2011		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(1)	(0.1)%	$(3)	(0.3)%	$(2)	(0.2)pts
Short- and long-term variable
compensation	(5)	(0.6)%	(5)	(0.4)%	—	0.2pts
All other SG&A	(56)	(6.2)%	(57)	(4.9)%	(1)	1.3pts
Total SG&A	$(62)	(6.9)%	$(65)	(5.6)%	$(3)	1.3pts
    All other SG&A represents normal selling, general and administrative expense and was relatively flat in total. The increase in all other SG&A as a percentage of sales compared to the first quarter of fiscal year 2012 was due to lower sales in the current year.
     Restructuring costs of $6 million were recorded during the quarter ended December 31, 2012 compared to $24 million a year ago. Our Commercial Truck & Industrial segment recognized $2 million of restructuring costs in the first quarter of fiscal year 2013 primarily related to employee severance costs related to our variable labor headcount reduction. Our Aftermarket & Trailer segment recognized $4 million of restructuring cost during the first quarter of fiscal year 2013 primarily related to the remanufacturing consolidation program.
During the first quarter of fiscal year 2012, we recognized restructuring costs of $23 million in our Commercial Truck segment in connection with the January 2012 sale of our manufacturing facility in France to Renault Trucks SAS. These costs include non-cash charges of $19 million, of which $17 million relates to impairments for assets held for sale at December 31, 2011. In addition, we recognized $4 million of costs associated with employee headcount reductions and facility rationalization actions.
     Operating income for the first quarter of fiscal year 2013 was $14 million, compared to $16 million in the prior year. Key items impacting operating income are discussed above.
     Equity in earnings of affiliates was $9 million in the first quarter of fiscal year 2013, compared to $15 million in the same period in the prior year. The decrease is primarily due to lower earnings from our affiliates in North and South America reflecting weaker truck markets in those regions.
     Interest expense, net for the first quarter of fiscal year 2013 was $29 million, compared to $24 million in the prior year. During the quarter ended December 31, 2012, the company repurchased approximately $245 million of $300 million principal amount of the 4.625% convertible notes due 2026. We recognized a $5 million loss on debt extinguishment associated with the repurchase.
    Provision for income taxes was $10 million in the first quarter of fiscal year 2013 compared to $20 million in the first quarter of fiscal year 2012. The reduction to tax expense for the three months ended December 31, 2012 was primarily attributable to lower earnings in jurisdictions in which we recognize tax expense.
Loss from continuing operations (before noncontrolling interests) for the first quarter of fiscal year 2013 was $16 million, compared to a loss of $9 million, in the prior year. The reasons for the deterioration are discussed above.

MERITOR, INC.

     Loss from discontinued operations was $5 million in the first quarter of fiscal year 2013, compared to $9 million in the same period in the prior year. Loss from discontinued operations for the three months ended December 31, 2012 and 2011 primarily relates to changes in estimates and adjustments related to certain assets and liabilities retained from previously divested businesses and indemnities provided at the time of sale of sale.
     Net loss attributable to Meritor, Inc. was $21 million for the first quarter of fiscal year 2013 compared to a loss of $22 million in the first quarter of fiscal year 2012. Various factors impacting the net loss are previously discussed.
Segment EBITDA and EBITDA Margins
Segment EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense and asset impairment charges. We use Segment EBITDA as the primary basis for the Chief Operating Decision Maker (CODM) to evaluate the performance of each of our reportable segments. On November 12, 2012, the company announced a revised management reporting structure resulting in two business segments. Prior period segment financial information has been recast to reflect the revised reporting structure.
     The following table reflects Segment EBITDA and Segment EBITDA margins for the three months ended December 31, 2012 and 2011 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	December 31,			December 31,
	2012	2011	$ Change	2012	2011	Change
Commercial Truck & Industrial	$34	$61	$(27)	4.8%	6.3%	(1.5)pts
Aftermarket & Trailer	13	17	(4)	6.4%	7.8%	(1.4)pts
Segment EBITDA	$47	$78	$(31)	5.3%	6.7%	(1.4)pts

     Significant items impacting year-over-year Segment EBITDA include the following:

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Quarter ended December 31, 2011	$61	$17	$78
Lower earnings from unconsolidated affiliates	(5)	(1)	(6)
Lower pension and retiree medical costs	2	—	2
Foreign exchange - transaction and translation	(7)	(1)	(8)
Volume, mix, pricing and other, net	(17)	(2)	(19)
Segment EBITDA – Quarter ended December 31, 2012	$34	$13	$47

Commercial Truck & Industrial Segment EBITDA was $34 million in the first quarter of fiscal year 2013, down $27 million compared to the same period in the prior year. Segment EBITDA margin decreased to 4.8 percent compared to 6.3 percent in the prior year. The decrease in Segment EBITDA margin reflects lower commercial vehicle production volumes and lower earnings from our unconsolidated joint ventures as compared to the same period a year ago. In addition, Segment EBITDA was unfavorably impacted by foreign currency movements, primarily due to the depreciation in Brazilian real compared to the U.S. dollar.
     Aftermarket & Trailer Segment EBITDA was $13 million in the first quarter of fiscal year 2013, down $4 million compared to the same period in the prior year. The decrease in Segment EBITDA is due to lower sales from our core aftermarket products in all regions and lower earnings from our unconsolidated trailer joint venture in Brazil.

MERITOR, INC.

Financial Condition
Cash Flows (in millions)

	Three Months Ended December 31,
	2012	2011
OPERATING CASH FLOWS
Loss from continuing operations	$(16)	$(9)
Depreciation and amortization	16	17
Restructuring costs	6	24
Loss on debt extinguishment	5	—
Pension and retiree medical expense	10	14
Equity in earnings of affiliates	(9)	(15)
Dividends received from equity method investments	3	3
Pension and retiree medical contributions	(15)	(25)
Restructuring payments	(5)	(7)
Increase in working capital	(98)	(75)
Changes in sale of receivables	33	77
Other, net	(11)	4
Cash flows provided by (used for) continuing operations	(81)	8
Cash flows used for discontinued operations	(10)	(3)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(91)	$5
     Cash used by operating activities for the first three months of fiscal year 2013 was $91 million, compared to cash provided by operations of $5 million in the same period of fiscal year 2012. The cash outflow in continuing operations was primarily due to an increase in working capital.

	Three Months Ended December 31,
	2012	2011
INVESTING CASH FLOWS
Capital expenditures	$(15)	$(25)
Other investing activities	—	2
Net investing cash flows provided by (used for) discontinued operations	—	11
CASH USED FOR INVESTING ACTIVITIES	$(15)	$(12)
     Cash used for investing activities was $15 million in the first three months of fiscal year 2013 compared to $12 million in the the same period a year ago. Capital expenditures decreased to $15 million in the first three months of fiscal year 2013 from $25 million in the same period of the prior year. Investing cash flows provided by discontinued operations in the first three months of fiscal year 2012 include $10 million of cash received from the purchaser of our Body Systems business.

	Three Months Ended December 31,
	2012	2011
FINANCING CASH FLOWS
Repayment of notes	$(233)	$—
Proceeds from debt issuance	225	—
Debt issuance costs	(5)	—
Other financing activities	1	—
CASH USED BY FINANCING ACTIVITIES	$(12)	$—
     Cash used for financing activities was $12 million for the first three months of fiscal year 2013. In December 2012, we issued $250 million of 7.875 percent convertible senior notes due 2026. Net proceeds from the issuance of these notes were used along

MERITOR, INC.

with available cash to retire a portion our outstanding 4.625 percent convertible senior notes due 2026. We incurred $5 million of issuance costs related to these transactions. There were no financing cash flows in the first quarter of fiscal year 2012.
Liquidity
Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	December 31,	September 30,
	2012	2012
Fixed-rate debt securities	$497	$497
Fixed-rate convertible notes	480	500
Term loan	98	98
Unamortized discount on convertible notes	(47)	(58)
Unamortized gain on interest rate swap termination	9	10
Lines of credit and other	18	13
Total debt	$1,055	$1,060
     Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2013 capital expenditures for our business segments to be in the range of $65 million to $75 million.
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
     In February 2012, we filed a shelf registration statement with the Securities and Exchange Commission, which was amended in November 2012, registering up to $750 million of debt and/or equity securities that may be offer in one or more series on terms to be determined at the time of sale.
     We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations, through the term of our revolving credit facility, which matures in April 2017 but is subject to a springing maturity in June 2015 under certain circumstances.

MERITOR, INC.

     Sources of liquidity as of December 31, 2012, in addition to cash on hand, are as follows:

	Total Facility Size	Unused as of 12/31/12	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$429	$429	April 2017(1)
Committed U.S. accounts receivable securitization(2)	100	100	June 2015
Total on-balance sheet arrangements	529	529
Off-balance sheet arrangements:(2)
Swedish Factoring Facility	199	20	June 2013
U.S. Factoring Facility	86	25	October 2013
U.K. Factoring Facility	33	19	February 2018
Italy Factoring Facility	40	26	June 2017
Other uncommitted factoring facilities	27	5	Various
Letter of credit facility	30	6	November 2015
Total off-balance sheet arrangements	415	101
Total available sources	$944	$630

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
Cash and Liquidity Needs – Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At December 31, 2012, we had $139 million in cash and cash equivalents.
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
Debt Repurchase Program – On April 26, 2012, our Board of Directors approved a repurchase program for up to $150 million of any of our public debt securities (including without limitation convertible debt securities) from time to time through open market purchases or privately negotiated transactions or otherwise, subject to necessary approvals, including further approval by a specified committee of the Board. Such committee of the Board approved repurchases of up to $50 million under this program from time to time, initially through December 15, 2012, which was renewed to extend through December 15, 2013.
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
On April 23, 2012, we amended and restated our revolving credit facility. Pursuant to the revolving credit facility agreement as amended, we have a $429 million revolving credit facility, $14 million of which matures in January 2014 for a bank not electing to extend its commitments under the revolving credit facility existing at March 31, 2012 and the remaining $415 million of which matures in April 2017. The April 2017 maturity date is also subject to the following springing maturity condition: if on June 1, 2015, the outstanding principal amount of our $250 million bonds due 2015 is greater than $100 million, the maturity date becomes June 10, 2015. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants.

MERITOR, INC.

No borrowings were outstanding under the revolving credit facility at December 31, 2012 and September 30, 2012. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. No letters of credit were outstanding on December 31, 2012. At September 30, 2012, $1 million of letters of credit were outstanding under the revolving credit facility. At certain times during any given month, we could draw on our revolving credit facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay borrowing under the facility. Accordingly, during any given month, we may draw down on this facility in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
  The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1.00 as of the last day of the fiscal quarter commencing with the fiscal quarter ending on or about March 31, 2012 through and including the fiscal quarter ending on or about September 30, 2012, (ii) 2.25 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending on or about December 31, 2012 through and including the fiscal quarter ending on or about September 30, 2013, and (iii) 2.00 to 1.00 as of the last day of each fiscal quarter thereafter. At December 31, 2012, we were in compliance with all covenants under our credit agreement with a ratio of approximately 0.57x for the priority debt-to-EBITDA covenant.
     Availability under the amended and extended revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At December 31, 2012, the revolving credit facility was collateralized by approximately $586 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating for the senior secured facilities. At December 31, 2012, the margin over LIBOR rate was 425 basis points and the commitment fee was 50 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 325 basis points.
Certain of the company's subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company's indentures and the convertible notes issued in December 2012 (see Note 24 to the consolidated financial statements).
Term Loan – As part of the amendment and restatement of our revolving credit facility, on April 23, 2012, we also entered into a $100 million term loan agreement with a maturity date of April 23, 2017. The maturity date of April 23, 2017 is also subject to the springing maturity condition discussed under "Revolving Credit Facility" above. The term loan will amortize over a period of 5 years from the effective date as follows: $5 million principal to be repaid during year one; $10 million principal to be repaid in each of the years two, three and four; and the remaining principal balance to be paid in year five. Payments will be made on a quarterly basis for the duration of the term loan. At December 31, 2012, the margin over LIBOR rate was 425 basis points. We have the ability to prepay the term loan at any time without penalty or premium. At December 31, 2012, the outstanding balance of the term loan was $98 million.
Convertible Notes – In December 2012, we issued $250 million of 7.875 percent convertible senior unsecured notes due 2026 (the “Notes”) and used the proceeds thereof primarily to repurchase outstanding notes. See “Overview” above. The Notes were sold by us to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. The Notes have an initial principal amount of $900 per note and will accrete to $1,000 per note on December 1, 2020. Net proceeds received, after issuance costs and discounts, were approximately $220 million.
We will pay 7.875 percent cash interest on the principal amount at maturity of the Notes semi-annually in arrears on June 1 and December 1 of each year to holders of record at the close of business on the preceding May 15 and November 15, respectively, and at maturity to the holders that present the Notes for payment. Interest will accrue on the principal amount at maturity thereof from and including the date the Notes are issued or from, and including, the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date. Cash interest at a rate of 7.875 percent per annum on the principal amount at maturity of the convertible notes from the date of issuance through maturity is payable semi-annually in arrears on June 1 and December 1 of each year.
The Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of our subsidiaries. The Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness and junior to any of our existing and future secured indebtedness.

MERITOR, INC.

The Notes will be convertible in certain circumstances into cash up to the principal amount at maturity of the Note surrendered for conversion and, if applicable, shares of the company's common stock (subject to a conversion share cap as described below), based on an initial conversion rate, subject to adjustment, equivalent to 83.3333 shares per $1,000 principal amount at maturity of Notes (which represents an initial conversion price of $12.00 per share), only under the following circumstances:
(1) Prior to June 1, 2025, during any calendar quarter after the calendar quarter ending December 31, 2012, if the closing sale price of the company's common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter;
(2) Prior to June 1, 2025, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount at maturity of Notes was equal to or less than 97% of the conversion value of the Notes on each trading day during such five consecutive trading day period;
(3) Prior to June 1, 2025, if the company has called the Notes for redemption;
(4) Prior to June 1, 2025, upon the occurrence of specified corporate transactions; or
(5) At any time on or after June 1, 2025.
On or after December 1, 2020, the company may redeem the Notes at its option, in whole or in part, at a redemption price in cash equal to 100% of the principal amount at maturity of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Further, holders may require the company to purchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount at maturity of the Notes to be purchased, plus accrued and unpaid interest, on December 1, 2020 or upon certain fundamental changes.
U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility, which expires on June 18, 2015. This program is provided by PNC Bank, National Association (PNC), as Administrator, Market Street Funding, LLC, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At both December 31, 2012 and September 30, 2012, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to our priority-debt-to-EBITDA ratio, which is identical to the corresponding covenant in our revolving credit facility as it exists on the date of the agreement. In addition, this securitization program contains a cross default to our revolving credit facility. At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
        Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions at our various U.S. locations. Under this arrangement, we can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 575 basis points per annum. Under this arrangement, we can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of December 31, 2012 and September 30, 2012, we had $11 million and $6 million, respectively, outstanding under these arrangements.
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

MERITOR, INC.

     Credit Ratings – At December 31, 2012, Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company are B, BB- and B-, respectively. Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company are B2, Ba2 and B3, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at December 31, 2012, of approximately $290 million, of which $268 was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $22 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, unused amounts and expiration dates for each of these programs are shown in the table above under "Overview."
The Swedish and U.S. factoring facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through October 2013. The commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
Since many of our accounts receivable factoring programs support our working capital requirements in Europe, we are monitoring developments with respect to the European monetary union. If the European monetary union were to dissolve and we were unable to renegotiate our European factoring agreements it could have a material adverse effect on our liquidity.
     Letter of Credit Facilities – We entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At December 31, 2012 and September 30, 2012, we had $24 million and $30 million, respectively, of letters of credit outstanding under this facility. In addition, we had another $18 million of letters of credit outstanding through other letter of credit facilities at December 31, 2012 and September 30, 2012.
Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 20 of the Notes to Condensed Consolidated Financial Statements.
New Accounting Pronouncements
Accounting standards implemented during fiscal year 2013
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have adopted this guidance effective with our first quarter of fiscal year 2013.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.
     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally

MERITOR, INC.

have a positive effect on reported revenues and operating income. For the first quarters of fiscal year 2013 and 2012, our reported financial results have been adversely affected by the appreciation of the U.S. dollar against foreign currencies.
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
     We generally have not hedged against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. However, in the first quarter of fiscal year 2012, due to the volatility of the Brazilian real as compared to the U.S. dollar, we entered into foreign currency option contracts to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts are recorded in other income (expense), net, in the consolidated statement of income, generally reducing the exposure to translation volatility during a full-year period. The impact of these option contracts was not significant to our results of operations or financial position at December 31, 2011.
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
Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$1.0	$(1.0)	Fair Value
Forward contracts in Euro(1)	(4.0)	4.0	Fair Value
Foreign currency denominated debt	1.0	(1.0)	Fair Value
	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt - fixed rate	$(27.0)	$28.0	Fair Value
Debt – variable rate(2)	(1.0)	1.0	Cash flow

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

At December 31, 2012 a 10% decrease in quoted currency exchange rates would result in a potential loss of approximately $1 million in foreign currency denominated debt.
At December 31, 2012 the fair value of outstanding debt was approximately $1,073 million. A 50 basis points decrease in quoted interest rates would result in an increase in the fair value of fixed rate debt by approximately $28 million.

(2)	Includes domestic and foreign debt.

Index

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Except as noted below, there have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
During the quarter ended December 31, 2012, the company completed the implementation of a global financial consolidations software system, and maintained and monitored appropriate internal controls during the implementation period.
     In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

MERITOR, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth below and as set forth in this Quarterly Report under Note 20 “Contingencies”, there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2012.
On October 5, 2006, Meritor Transmission Corporation and ZF Meritor LLC, a joint venture between a Meritor, Inc. subsidiary and ZF Friedrichshafen AG filed a lawsuit against Eaton Corporation in the United States District Court for the District of Delaware, alleging that Eaton had engaged in exclusionary, anticompetitive conduct in the markets for heavy-duty truck transmissions, in violation of the U.S. antitrust laws and seeking an injunction prohibiting Eaton from engaging in such anticompetitive conduct and monetary damages. On October 8, 2009, the jury found that Eaton engaged in conduct that violated the Sherman and Clayton antitrust acts in the sale and marketing of heavy-duty truck transmissions. On August 4, 2011, the district court awarded ZF Meritor zero damages. On September 28, 2012, the Third Circuit Court of Appeals affirmed that the trial evidence sufficiently supported the jury’s verdict, reversed the district court’s decision on damages, and remanded the question of damages for further proceedings. While Eaton likely will petition the United States Supreme Court seeking review of the Third Circuit’s judgment, the district court denied an Eaton request to stay the damages phase of the case pending any possible action by the Supreme Court and set May 1, 2013 as the deadline by which party motions on damages must be fully briefed for district court consideration.
Item 1A. Risk Factors
     There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer repurchases
     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of Part II of this Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the first quarter of 2013.

MERITOR, INC.

Item 5. Other Information
Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reduced production for certain military programs and our ability to secure new military programs as our primary military programs wind down by design in future years; reliance on major original equipment manufacturer (“OEM”) customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to adjust their demands in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); rising costs of pension and other postretirement benefits; the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; the outcome of actual and potential product liability, warranty and recall claims; and possible changes in accounting rules; as well as other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of our Annual Report on Form 10-K for the year ended September 30, 2012: Item 1. Business , “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A. Risk Factors ; Item 3. Legal Proceedings ; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations . These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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
10-a
First Amendment to the Receivables Purchase Agreement dated as of December 14, 2012 among ArvinMeritor Receivables Corporation, Meritor, Inc., PNC Bank, National Association and Market Street Funding, LLC.*

10-b
Letter Agreement relating to Fourth Amended and Restated Purchase Agreement dated as of December 14, 2012 among Meritor Heavy Vehicle Braking Systems (U.S.A.), Meritor Heavy Vehicle Systems, L.L.C., ArvinMeritor Receivables Corporation, Meritor, Inc. and PNC Bank, National Association.*

10-c	Letter Agreement dated as of December 3, 2012 between Joseph Mejaly and Meritor, Inc.*
10-d
Extension dated January 24, 2013 of Receivable Purchase Agreement dated February 2, 2012 between Meritor Heavy Vehicle Braking Systems (UK) Limited as Seller and Viking Asset Purchaser No. 7IC, an incorporated cell of Viking Global Finance ICC, as Purchaser and Citicorp Trustee Company Limited, as Programme Trustee*

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

MERITOR, INC.

Date:	February 1, 2013	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date:	February 1, 2013	By:	/s/	J.A. Craig
J.A. Craig
Senior Vice President and Chief Financial Officer