Form 10-K/A
period 2012-12-31
MERITOR INC
filed 2013-05-03
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A (Amendment no. 1)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2012
Commission file number 1-15983
__________________________________
MERITOR, INC.
(Exact name of registrant as specified in its charter)

Indiana	38-3354643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2135 West Maple Road Troy, Michigan	48084-7186
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (248) 435-1000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒
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
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 28, 2013 (the last business day of the most recently completed second fiscal quarter) was approximately $452,642,563.

97,446,316 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on April 1, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant held on January 24, 2013 is incorporated by reference into Part III of the Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

EXPLANATORY NOTE - AMENDMENT

Meritor, Inc. (the “company” or “Meritor”) is filing this Form 10-K/A to include in its Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, financial statements and related notes of Master Sistemas Automotivos Ltda. (“MSA”) and Suspensys Sistemas Automotivos Ltda. (“SSA”), unconsolidated joint ventures incorporated in Brazil in which the company owns an interest. Meritor owns a 49% interest in MSA (directly) and a 50% interest in SSA (through both direct and indirect interests).
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
MSA and SSA did not meet such significance test for Meritor's 2012 fiscal year. Therefore, Meritor is only required to file unaudited financial statements for the fiscal year ended December 31, 2012 ("2012"). Both MSA and SSA met such test for Meritor's fiscal years 2011 and 2010 and the company has included in this Form 10-K/A the required audited financial statements for the fiscal years ended December 31, 2011 and 2010 (“2011” and “2010”).
Effective January 1, 2009, Brazil adopted International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). The financial statements of MSA and SSA for 2012, 2011 and 2010 have been prepared in accordance with IFRS as issued by the IASB.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) Financial Statements.
Meritor
The following financial statements and related notes were filed as part of the Annual Report filed with the SEC on November 21, 2012 (all financial statements listed below are those of the company and its consolidated subsidiaries):
Consolidated Statement of Income, years ended September 30, 2012, 2011 and 2010.
Consolidated Balance Sheet, September 30, 2012 and 2011.
Consolidated Statement of Cash Flows, years ended September 30, 2012, 2011 and 2010.
Consolidated Statement of Shareowners' Equity (Deficit) and Comprehensive Loss, years ended September 30, 2012, 2011 and 2010.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
Master Sistemas Automotivos Ltda.
The following financial statements and related notes of Master Sistemas Automotivos Ltda. are included in this Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:
Balance Sheets, December 31, 2012 and 2011.
Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity, and Cash Flows, years ended December 31, 2012, 2011 and 2010.
Independent Auditors’ Report.
Suspensys Sistemas Automotivos Ltda.
The following financial statements and related notes of Suspensys Sistemas Automotivos Ltda. are included in this Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:
Balance Sheets, December 31, 2012 and 2011.
Statements of Income, Comprehensive Income, Changes in Shareholders’ Equity, and Cash Flows, years ended December 31, 2012, 2011 and 2010.
Independent Auditors’ Report.

Master Sistemas Automotivos Ltda.

Financial Statements
For the Years
Ended December 31, 2012 (Unaudited), 2011 and 2010 and Independent Auditor’s Report

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Master Sistemas Automotivos Ltda.
Caxias do Sul, RS

We have audited the accompanying balance sheet of Master Sistemas Automotivos Ltda. (the “Company”), a company incorporated in Brazil, as of December 31, 2011 and the related statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 in conformity with the International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB).

May 30, 2012

/s/ DELOITTE TOUCHE TOHMATSU
DELOITTE TOUCHE TOHMATSU
Auditores Independentes

MASTER SISTEMAS AUTOMOTIVOS LTDA.
BALANCE SHEETS AS OF DECEMBER 31, 2012 (UNAUDITED) AND 2011
(In thousands of Brazilian reais - R$)

ASSETS	Note	12/31/2012	12/31/2011
CURRENT ASSETS		Unaudited
Cash and cash equivalents	4	64,171	108,055
Trade receivables	5	47,582	56,257
Recoverable taxes	6	4,073	3,822
Inventories	7	43,486	49,919
Dividends and interest on capital receivable	12	7,927	5,489
Prepaid expenses		294	342
Other receivables		1,735	2,282
Total current assets		169,268	226,166
NON-CURRENT ASSETS
Amounts due from parent company	12	—	44
Recoverable taxes	6	857	1,590
Retirement benefit plan	13	640	441
Escrow deposits		198	204
Investments:
Investment in associate	8	128,805	146,126
Other investments		26	26
Total investments		128,831	146,152
Property, plant and equipment	9	90,506	89,597
Intangible assets	10	10,174	10,177
Total non-current assets		231,206	248,205
TOTAL ASSETS		400,474	474,371

LIABILITIES AND EQUITY	Note	12/31/2012	12/31/2011
CURRENT LIABILITIES		Unaudited
Trade payables		17,793	23,942
Borrowings and financing	11	48,523	43,040
Taxes and contributions payable		3,427	4,546
Salaries payable		1,358	1,669
Accrued vacation and related charges		4,277	5,550
Dividends and interest on capital payable	12 and 17	13,944	11,850
Employee and management profit sharing		2,180	4,913
Advances from customers		719	46
Amounts due to related parties	12	150	150
Other payables		1,552	2,336
Total current liabilities		93,923	98,042
NON-CURRENT LIABILITIES
Borrowings and financing	11	17,424	62,504
Amounts due to related parties	12	903	1,054
Provision for tax, social security and labor risks	14	118	690
Contributions payable		2,799	3,107
Deferred taxes	20	3,956	2,305
Other payables		152	93
Total non-current liabilities		25,352	69,753
EQUITY
Share capital	16	160,000	160,000
Earnings reserve		105,945	129,216
Retained earnings		15,254	17,360
Total equity		281,199	306,576
TOTAL LIABILITIES AND EQUITY		400,474	474,371
The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 (UNAUDITED) , 2011 AND 2010
(In thousands of Brazilian reais - R$)

	Note	2012	2011	2010
		Unaudited
NET OPERATING REVENUE	18	379,419	524,030	431,166
COST OF SALES AND SERVICES	19	(316,358)	(422,807)	(347,602)
GROSS PROFIT		63,061	101,223	83,564

OPERATING INCOME (EXPENSES)
Selling expenses	19	(13,034)	(18,706)	(14,520)
General and administrative expenses	19	(14,922)	(15,213)	(10,623)
Equity in associate	8	22,922	52,946	43,316
Other operating expenses, net	19	(1,896)	(7,264)	(5,655)
		(6,930)	11,763	12,518
OPERATING PROFIT BEFORE FINANCE INCOME (EXPENSE)		56,131	112,986	96,082

FINANCE INCOME (EXPENSE)
Finance income	21	15,054	17,073	11,282
Finance costs	21	(7,754)	(6,441)	(5,387)
Foreign exchange gains	21	488	596	96
		7,788	11,228	5,991
PROFIT BEFORE INCOME TAX AND SOCIAL CONTRIBUTION		63,919	124,214	102,073

INCOME TAX AND SOCIAL CONTRIBUTION
Current	20	(8,743)	(21,394)	(16,467)
Deferred	20	(1,618)	1,713	1,107
NET PROFIT FOR THE YEAR		53,558	104,533	86,713

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 (UNAUDITED) , 2011 AND 2010
(In thousands of Brazilian reais - R$)

	2012	2011	2010
	Unaudited
NET PROFIT FOR THE YEAR	53,558	104,533	86,713

OTHER COMPREHENSIVE INCOME
Actuarial gains (losses) on retirement benefit plan	97	(1)	46
Deferred income tax and social contribution on other comprehensive income	(33)	1	(16)
Other comprehensive income of associate accounted for under the equity method of accounting	46	—	32
	110	—	62
COMPREHENSIVE INCOME FOR THE YEAR	53,668	104,533	86,775

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 (UNAUDITED), 2011 AND 2010
(In thousands of Brazilian reais - R$)

	Note	Capital	Earnings reserve	Retained earnings (accumulated losses)	Total
BALANCES AT JANUARY 01, 2010		105,000	83,787	21,056	209,843

Net profit for the year		—	—	86,713	86,713
Other comprehensive income		—	—	62	62
Comprehensive income for the year		—	—	86,775	86,775
Interest on capital	17	—	—	(10,990)	(10,990)
Payments of dividends	17	—	(8,400)	(12,677)	(21,077)
Earnings reserve		—	64,418	(64,418)	—
BALANCES AT DECEMBER 31, 2010		105,000	139,805	19,746	264,551

Net profit for the year		—	—	104,533	104,533
Comprehensive income for the year		—	—	104,533	104,533
Capital increase	16	55,000	(55,000)	—	—
Interest on Capital	17	—	—	(13,943)	(13,943)
Prepaid Dividends	17	—	—	(27,088)	(27,088)
Payments of Dividends	17	—	(21,477)	—	(21,477)
Earnings reserve		—	65,888	(65,888)	—
BALANCES AT DECEMBER 31, 2011		160,000	129,216	17,360	306,576

Net profit for the year		—	—	53,558	53,558
Other comprehensive income		—	—	110	110
Comprehensive income for the year		—	—	53,668	53,668
Prepaid dividends	17	—	—	(1,205)	(1,205)
Interest on capital	17	—	—	(14,986)	(14,986)
Payments of dividends	17	—	(62,854)	—	(62,854)
Earnings Reserve		—	39,583	(39,583)	—
BALANCES AT DECEMBER 31, 2012 (UNAUDITED)		160,000	105,945	15,254	281,199

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 (UNAUDITED), 2011 AND 2010
(In thousands of Brazilian reais - R$)

	Note	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES		Unaudited
Profit before income tax and social contribution		63,919	124,214	102,073
Adjustments to reconcile profit before income tax and social contribution to cash generated by operating activities:
Gain (loss) from sale of property, plant and equipment		(177)	288	45
Depreciation of property, plant and equipment	9	9,468	8,916	8,317
Amortization of intangible assets	10	1,268	109	135
Exchange differences on borrowings		(118)	—	—
Interest and charges on borrowings and financing		3,387	4,025	7,002
Share of profits of associate	8	(22,922)	(52,946)	(43,316)
Changes in assets and liabilities
Decrease (increase) in trade receivables		8,675	(17,952)	(7,486)
Decrease (increase) in inventories		6,433	(19,551)	(6,238)
Decrease (increase) in other receivables		952	(2,682)	1,886
(Decrease) increase in trade payables		(6,149)	12,729	2,433
(Decrease) increase in payables and provisions		(6,597)	6,861	3,343
Income tax and social contribution paid		(9,660)	(21,394)	(16,466)
Dividends and interest on capital received		36,781	34,801	7,215
Interest paid on borrowings		(4,283)	(4,691)	(3,552)
Net cash generated by operating activities		80,977	72,727	55,391

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	9	(10,443)	(14,658)	(8,725)
Purchase of intangible assets	10	(1,265)	(5,868)	(4,208)
Proceeds of property, plant and equipment		242	—	—
Net cash used in investing activities		(11,466)	(20,526)	(12,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends and interest on capital paid	17	(74,704)	(70,585)	(13,328)
Borrowings from related parties		(107)	(94)	570
Third-party borrowings		3,976	29,917	27,987
Repayment of borrowings and financing		(42,560)	(8,657)	(10,494)
Net cash used in financing activities		(113,395)	(49,419)	4,735

NET INCREASE IN CASH AND CASH EQUIVALENTS		(43,884)	2,782	47,193
Cash and cash equivalents at the beginning of the year		108,055	105,273	58,080
Cash and cash equivalents at the end of the year		64,171	108,055	105,273

The accompanying notes are an integral part of these financial statements.

MASTER SISTEMAS AUTOMOTIVOS LTDA.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 (UNAUDITED), 2011 AND 2010
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

Although the Company has a 53.177% equity interest in Suspensys, the Company does not have voting control due to the following factors:

▪
Suspensys is jointly controlled as there is an agreement between Suspensys shareholders' (the Company, Randon and Meritor) that Suspensys' Consultative Board (i.e., governing body) is comprised of six members, which makes the significant decisions associated with Suspensys' operations. Three members of the consultative board are elected by Randon and the other three by Meritor and all decisions need to be agreed by at least four board members.

▪	In accordance with the articles of association, each matter discussed in Suspensys' shareholders meeting are approved by at least 80% of the shareholders.

2.	PRESENTATION OF FINANCIAL STATEMENTS

The Company's Financial Statements for the years ended on December 31, 2012 (unaudited), 2011 and 2010 have been prepared in accordance with the International Financial Reporting Standards (IFRS) issued by International Accounting Standards Board (IASB).
The Company adopted all rules, revision of rules, and interpretations issued by IASB and that are applicable for the year ended on December 31, 2012.
The summary of the principal accounting policies adopted by the Company is detailed in note 3.
The financial statements were approved by the Company's executive committee and authorized for issue on April 12, 2013.

3.	SIGNIFICANT ACCOUNTING POLICIES

3.1.	Basis of preparation

The financial statements have been prepared on the historical cost basis. Historical cost is generally based on the fair value of the consideration given in exchange for assets.

3.2.	Functional currency and presentation currency

The financial statements are presented in thousands of reais, which is the Company's functional currency. All financial information presented in thousands of reais was rounded to the closest number.

3.3.	Critical accounting judgments and key estimates and assumptions

In the application of accounting policies, Management is required to make judgments, estimates and assumptions about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered to be relevant. Significant assets and liabilities subject to these estimates and assumptions include the residual value and useful lives of property, plant and equipment, the allowance for doubtful debts, impairment of inventories, the realization of deferred taxes, and the provision for labor and social security risks. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised if the revision affects only that period.Actual results may differ from these estimates due to uncertainties inherent in such estimates.

3.4.	Revenue recognition

Revenue is recognized on an accrual basis.

Revenue is measured at the fair value of the consideration received or receivable. Revenue is reduced for estimated customer returns, rebates and other similar allowances.

Revenue from the sale of goods is recognized when all the following conditions are satisfied:

•	the Company has transferred to the buyer the significant risks and rewards of ownership of the goods;

•	the Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;

•	the amount of revenue can be measured reliably;

•	it is probable that the economic benefits associated with the transaction will flow to the Company;

•	the costs incurred or to be incurred in respect of the transaction can be measured reliably; and

•	Specifically, revenue from the sale of goods is recognized when goods are delivered and legal title is passed.

3.5.	Foreign currency

In preparing the Company's financial statements, transactions in currencies other than the Company's functional currency are recognized at the rates of exchange prevailing at the dates of the transactions. At the end of each reporting period, monetary items denominated in foreign currencies are retranslated at the rates prevailing at that date.

Exchange differences on monetary items are recognized in profit or loss in the period in which they arise.

3.6.	Current and non-current assets

•	Cash and cash equivalents

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

Allowances for doubtful debts are recognized based on estimated irrecoverable amounts determined by reference to the Company's past default experience and an analysis of the debtor's current financial position.

•	Inventories

Inventories are stated at the lower of cost and net realizable value. Costs of inventories are determined under the weighted average cost method.Net realizable value represents the estimated selling price for inventories less all estimated costs of completion and costs necessary to make the sale.

The allowances for slow-moving or obsolete inventories are recognized when considered necessary by Management.

•	Investments in associates

An associate is an entity over which the Company has significant influence and that does not qualify as a subsidiary or a joint venture. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over those policies.

The profit or loss, assets, and liabilities of associates are included in the financial statements by the equity method of accounting. Under the equity method of accounting, investments in associates are initially recognized at cost and subsequently adjusted for purposes of recognition of the Company's share in profit or loss and other comprehensive income of an associate. When the Company's share of losses of an associate exceeds its interest in the associate (including any long-term investment which, in substance, is included in the Company's net investment in the associate), the Company discontinues recognizing its share of further losses. Further losses are recognized only to the extent that the Company has incurred legal or constructive obligations or made payments on behalf of the associate.

When the Company's subsidiary conducts a transaction with an associate, the resulting profits or losses are recognized only proportionately to the interests held in the associate not related to the Company.

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

3.8.	Discount to present value
Monetary assets and liabilities are discounted to present value when the effect is considered material in relation to the financial statements taken as a whole. The discount to present value is calculated based on an interest rate that reflects the timing and risk of each transaction.
Trade receivables are discounted to present value with a corresponding entry in sales revenue in the statements of income, and the difference between the present value of a transaction and the face value of the billing is considered as financial income and will be recognized based on the amortized cost and the effective long-term rate of the transaction.
The discount to present value of purchases is recorded in “trade payables” and “inventories”, and its realization has a corresponding entry in line item “financial expenses” over maturity date of trade payables.

3.9.	Borrowing costs
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
All other borrowing costs are recognized in profit or loss in the year in which they are incurred.

3.10.	Retirement benefit plan
The Company is the sponsor of a defined contribution plan with minimum guaranteed benefits and the cost of providing benefits is determined using the Projected Unit Credit Method, with actuarial valuations being carried out at the end of each reporting period. Actuarial gains and losses are immediately recognized in equity (in line item 'Carrying value adjustments') according to the available option in paragraph 93A IAS 19 - Employee Benefits.

3.11.	Financial instruments

(a)    Classification and measurement
The classification depends on the purpose for which the financial assets and liabilities were acquired or contracted. The Company's management classifies its financial assets and liabilities at the time of initial contracting.
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

3.13.	Tax incentive (FUNDOPEM)
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

3.14.	Income tax and social contribution
Current taxes
The provision for income and social contribution is based on the taxable profit for the year.Taxable profit differs from profit as reported in the income statement because of items of income or expense that are taxable or deductible in other years and items that are never taxable or deductible.The provision for income tax and social contribution is calculated based on rates prevailing at the end of the reporting period (15% plus a 10% surtax on taxable profit exceeding R$20 per month for Income Tax and 9% on taxable profit for Social Contribution on Profit).

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
Deferred tax assets and liabilities are measured at the tax rates that are expected to apply in the period in which the liability is settled or the asset realized, based on tax rates (and tax laws) that have been enacted or substantively enacted by the end of the reporting period.The measurement of deferred tax liabilities and assets reflects the tax consequences that would follow from the manner in which the Company expects, at the end of the reporting period, to recover or settle the carrying amount of its assets and liabilities.
Current and deferred taxes for the period
Current and deferred taxes are recognized in profit or loss, except when they relate to items that are recognized in other comprehensive income or directly in equity, in which case, current and deferred taxes are also recognized in other comprehensive income or directly in equity, respectively.

3.15.	Standards, interpretations and amendments to existing standards not yet effective and which were not early adopted by the Company
Several standards, amendments to standards and IFRS interpretations issued by the IASB have not yet come into effect for the year ended December 31, 2012, as follows:

Standard	Main requirements	Effective for annual periods beginning on or after
IFRS 9 - Financial Instruments	Financial instruments	January 1, 2015
IFRS 10 - Consolidated Financial Statements
Replaces the IAS 27 requirements applicable to consolidated financial statements and SIC 12.IFRS 10 provides a single consolidation model that identifies control as the basis for consolidation for all types of entities.
January 1, 2013
IFRS 11 - Joint Arrangements
Eliminates the proportionate consolidation model for jointly controlled entities and maintains equity method model only. It also eliminates the concept of 'jointly controlled assets' and maintains only 'jointly controlled operations' and 'jointly controlled entities'.
January 1, 2013
IFRS 12 - Disclosure of Interests in Other Entities	Expands the current disclosure requirements in respect of entities, whether or not consolidated, where the entities have influence.	January 1, 2013
IFRS 13 - Fair Value Measurement
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
January 1, 2013
Amendments to IFRS 7 - Disclosure - offset of financial assets and financial liabilities
Replaces and consolidates in a single standard all the guidance and requirements in respect of fair value measurement contained in other IFRSs. IFRS 13 defines fair value and provides guidance on how to measure fair value and requirements for disclosure relating to fair value measurement. However, it does not introduce any new requirement or amendment with respect to items to be measured at fair value, which remain as originally issued.
January 1, 2013
Amendments to IFRS 9 and IFRS 7 - Date of mandatory adoption of IFRS 9 and Transition Disclosures	Date of mandatory adoption of IFRS 9 and Transition Disclosures	January 1, 2015

Amendments to IFRS 10,11 and 12 - Consolidated Financial Statements, Joint Ventures and Disclosure of Interests in Other Entities: transition guidance
Amends IFRS 10 Consolidated Financial Statements, IFRS 11 Joint Arrangements and IFRS 12 Disclosure of Interests in Other Entities to provide additional transition relief in by limiting the requirement to provide adjusted comparative information to only the preceding comparative period. Also, amendments to IFRS 11 and IFRS 12 eliminate the requirement to provide comparative information for periods prior to the immediately preceding period.
January 1, 2013
Amendments to IAS 19 - Employee Benefits -
Eliminates the corridor approach and requires recognition of actuarial gains and losses as other comprehensive income for pension plans and other long-term benefits in profit or loss, when earned or incurred, among other changes.
January 1, 2013
IAS 27 - Separate Financial Statements	IAS 27 requirements related to consolidated financial statements are replaced by IFRS 10.The requirements for separate financial statements are maintained.	January 1, 2013
Amendments to IAS 28 - Investments in Associates and Joint Ventures	Revision of IAS 28 to include the amendments introduced by IFRSs 10, 11 and 12.	January 1, 2013
Amendments to IAS 32 - Financial Assets	Clarifies aspects and requirements regarding the offset of financial assets.	January 1, 2014
IFRIC 20 - Stripping Costs in the Production Phase of a Surface Mine
Clarifies the requirements to account for costs associated to the removal of surface mining waste, including when such stripping costs shall be recognized as an asset, how the asset is initially recognized, and subsequent measurements.
January 1, 2013
Annual improvements in several accounting pronouncements.

Considering the current operations of the Company, management is still assessing if these changes will have any impact on its financial statements.

4.	CASH AND CASH EQUIVALENTS

Short-term investments refer to bank certificates of deposit (CDBs), pegged to the interbank certificates of deposit rate (CDI) fluctuation.The yield on these short-term investments is as follows:

	12/31/2012	12/31/2011
	Unaudited
Cash and banks	393	1,971
Cash in transit	2,040	2,751
Short-term investments:
CDB - 75.00% to 97.49% of CDI	—	2,006
CDB - 97.50% to 99.99% of CDI	12,612	64
CDB - 100.00% to 100.99% of CDI	3,464	3,465
CDB - 102.00% to 102.99% of CDI	6,354	36,643
CDB - 103.00% to 103.99% of CDI	36,550	5,531
CDB - 104.00% to 104.99% of CDI	—	2,565
CDB - 105.00% to 105.99% of CDI	2,758	46,016
CDB - 106.00% to 106.99% of CDI	—	7,043
	61,738	103,333
Total	64,171	108,055

5.	TRADE RECEIVABLES

Trade receivables are as follows:

	12/31/2012	12/31/2011
	Unaudited
Trade receivables from third parties – domestic	26,889	32,555
Trade receivables from third parties – foreign	439	1,814
Trade receivables from related parties – domestic	15,757	14,829
Trade receivables from related parties – foreign	4,497	7,059
Total	47,582	56,257

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

	12/31/2012	12/31/2011
	Unaudited
1 to 30 days	12,127	16,815
31 to 60 days	842	1,302
61 to 90 days	585	739
91 to 180 days	208	512
Over 180 days	1	67
Past-due amounts	13,763	19,435
Current amounts	33,819	36,822
Total	47,582	56,257

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

6.	RECOVERABLE TAXES

Recoverable taxes are as follows:

	12/31/2012	12/31/2011
	Unaudited
Federal VAT (IPI)	69	286
State VAT (ICMS)	907	2,782
Tax on revenue (PIS)	—	282
Tax on revenue (COFINS)	—	1,317
Taxes recoverable on imports	1,517	—
State VAT (ICMS) on purchases of property, plant and equipment	1,254	280
Tax on revenue (PIS) on purchases of property, plant and equipment	211	83
Tax on revenue (COFINS) on purchases of property, plant and equipment	972	382
Total	4,930	5,412

Current	4,073	3,822
Non-current	857	1,590
Recoverable taxes in non-current assets comprise ICMS, PIS and COFINS on purchases of property, plant and equipment for which the realization, pursuant to current relevant legislation, occurs in 48 monthly installments.

7.	INVENTORIES

Inventories comprise:

	12/31/2012	12/31/2011
	Unaudited
Finished products	5,462	7,636
Work in process	8,402	11,449
Raw materials	17,440	27,478
Inventories in transit	5,441	875
Advances to suppliers	702	558
Imports in transit	6,039	1,923
Total	43,486	49,919

The cost of inventories recognized as expense during the year ended December 31, 2012, related to continuing operations, was R$316,358 (R$422,807 for the year ended December 31, 2011 and R$347,602 for the year ended December 31, 2010).

Management expects that these inventories will be recovered in a period shorter than twelve (12) months.

8. INVESTMENTS – INVESTMENT IN ASSOCIATE

The changes in the investment in associate Suspensys Sistemas Automotivos Ltda. are as follows:

	12/31/2012	12/31/2011	12/31/2010
	Unaudited
Opening balance	146,126	120,002	96,851
Interest on capital receivable	(7,125)	(6,457)	(5,100)
Equity in associate	22,922	52,946	43,316
Dividends receivable	(1,871)	—	(10,102)
Dividends received	(31,293)	(20,363)	(4,995)
Other comprehensive income	46	(2)	32
Closing balance	128,805	146,126	120,002

The Company adjusted net income of each year to eliminate the impact of the tax incentive as detailed below:

	12/31/2012	12/31/2011	12/31/2010
	Unaudited
Suspensys' net income	43,106	99,566	93,218
(Less) Disproportional dividend to Randon related to tax incentive	—	—	(11,763)
Basis for equity method	43,106	99,566	81,455
Master ownership on Suspensys	53.177%	53.177%	53.177%
Equity in associate for the year	22,922	52,946	43,316

The summarized financial information on Suspensys Sistemas Automotivos is as follows:

	12/31/2012	12/31/2011
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	79,719	132,773
Trade receivables	85,909	141,114
Inventories	50,176	72,272
Other current assets	6,850	10,170
Total current assets	222,654	356,329

NON-CURRENT ASSETS
Property, plant and equipment and intangible assets	207,997	134,610
Other non-current assets	7,972	17,062
Total non-current assets	215,969	151,672
Total assets	438,623	508,001

	12/31/2012	12/31/2011
LIABILITIES	Unaudited
CURRENT LIABILITIES
Trade payables	37,779	52,139
Borrowings and financing	24,466	49,528
Dividends and Interest on capital	14,908	10,321
Other current liabilities	20,093	32,888
Total current liabilities	97,246	144,876
NON-CURRENT LIABILITIES
Borrowings and financing	87,473	78,104
Deferred taxes	6,436	5,650
Other non-current liabilities	5,248	4,580
Total non-current liabilities	99,157	88,334

SHAREHOLDERS’ EQUITY	242,220	274,791

Total liabilities and shareholders’ equity	438,623	508,001
Company's share in associate's net assets	128,805	146,126
Company's share in associate's contingent liabilities	490	416

	12/31/2012	12/31/2011	12/31/2010
STATEMENTS OF INCOME	Unaudited
Net operating revenue	730,941	1,168,437	1,011,273
Cost of sales	(621,150)	(957,958)	(839,460)
GROSS PROFIT	109,791	210,479	171,813
Operating expenses, net	(60,634)	(86,085)	(53,646)
Finance income, net	6,888	15,953	5,924
PROFIT BEFORE TAXES	56,045	140,347	124,091
Income tax and social contribution	(12,939)	(40,781)	(30,873)
NET PROFIT FOR THE YEAR	43,106	99,566	93,218

9.	PROPERTY, PLANT AND EQUIPMENT

	12/31/2012	12/31/2011
	Unaudited
Cost	178,303	168,301
Accumulated depreciation	(87,797)	(78,704)
	90,506	89,597

	Annual depreciation rate (%)	12/31/2012			12/31/2011
		Cost	Accumulated depreciation	Net	Net
			Unaudited
Land	—%	4,400	—	4,400	4,400
Buildings	2%	28,056	(5,747)	22,309	22,726
Machinery and equipment	9%	110,135	(63,924)	46,211	49,895
Molds	16%	17,633	(13,007)	4,626	5,154
Furniture and fixtures	11%	6,259	(2,940)	3,319	3,723
Vehicles	11%	1,894	(1,320)	574	616
Computer equipment	17%	1,496	(859)	637	761
Advances to suppliers	—%	1,461	—	1,461	—
Property, plant and equipment in progress	—%	6,969	—	6,969	2,322
Total		178,303	(87,797)	90,506	89,597

a)	Movement in cost

	Balances at				Balances at
	1/1/2012	Additions	Disposals	Transfers	12/31/2012
					Unaudited
Land	4,400	—	—	—	4,400
Buildings	28,015	41	—	—	28,056
Machinery and equipment	107,317	3,220	(402)	—	110,135
Molds	16,808	825	—	—	17,633
Furniture and fixtures	6,162	97	—	—	6,259
Vehicles	1,835	94	(35)	—	1,894
Computer equipment	1,442	58	(4)	—	1,496
Advances to suppliers	—	1,461	—	—	1,461
Property, plant and equipment in progress	2,322	4,647	—	—	6,969
Total	168,301	10,443	(441)	—	178,303

	Balance at 01/01/2011	Additions	Disposals	Transfers	Balance at 12/31/2011

Land	4,400	—	—	—	4,400
Buildings	26,481	1,015	—	519	28,015
Machinery, equipment, and molds	118,311	9,461	(4,759)	1,112	124,125
Furniture and fixtures	5,295	1,206	(303)	(36)	6,162
Vehicles	1,913	32	(110)	—	1,835
Computer equipment	1,334	567	(459)	—	1,442
Advances to suppliers	21	—	—	(21)	—
Property, plant and equipment in progress (*)	1,519	2,377	—	(1,574)	2,322
Total	159,274	14,658	(5,631)	—	168,301
* The amount of R$6,969 in 2012 and R$2,322 in 2011 recognized in property, plant and equipment in progress refers to a machine that after being installed will be lent to Endosul Pintura Automotiva Ltda. under a free-lease agreement.

b)	Movement in accumulated depreciation

	Balance at 01/01/2012	Additions	Disposals	Transfers	Balance at 12/31/2012
	Unaudited
Buildings	(5,289)	(458)	—	—	(5,747)
Machinery and equipment	(57,422)	(6,871)	369	—	(63,924)
Molds	(11,654)	(1,353)	—	—	(13,007)
Furniture and fixtures	(2,439)	(501)	—	—	(2,940)
Vehicles	(1,219)	(104)	3	—	(1,320)
Computer equipment	(681)	(181)	3	—	(859)
Total	(78,704)	(9,468)	375	—	(87,797)

	Balance at 01/01/2011	Additions	Disposals	Transfers	Balance at 12/31/2011

Buildings	(4,841)	(451)	—	3	(5,289)
Machinery, equipment, and molds	(65,905)	(7,737)	4,595	(29)	(69,076)
Furniture and fixtures	(2,260)	(481)	276	26	(2,439)
Vehicles	(1,146)	(96)	23	—	(1,219)
Computer equipment	(976)	(151)	446	—	(681)
Total	(75,128)	(8,916)	5,340	—	(78,704)

c)	Assets pledged as collateral

Machinery and equipment in the residual values of R$1,228 and R$785 (R$930 and R$1,360 in December 2011) were pledged as collateral for the financing from the National Bank for Economic and Social Development (BNDES), by the Company and its associate Suspensys Sistemas Automotivos Ltda., respectively.

10.	INTANGIBLE ASSETS

	Annual amortization rate	Balance at 12/31/2010	Additions	Balance at 12/31/2011	Additions	Transfers	Balance at 12/31/2012
Software:							Unaudited
Cost	12.7%	1,347	5	1,352		11,262	12,614
Accumulated amortization		(1,083)	(109)	(1,192)	(1,268)	—	(2,460)
		264	(104)	160	(1,268)	11,262	10,154
Intangible assets in progress		4,154	5,863	10,017	1,265	(11,262)	20
		4,418	5,759	10,177	(3)	—	10,174

The transfer made in the period refers to the completion of the SAP software implementation.

11.	BORROWINGS AND FINANCING
Financing obtained was used to fund the construction of the Company's manufacturing facilities, develop quality processes, finance exports and imports, and finance machinery imports. Financing was obtained from several financial institutions by means of funds raised by these institutions with the National Bank for Economic and Social Development (BNDES).

Borrowings and financing are as follows:

Type:	Annual financial charges	Payment frequency	Final maturity	12/31/2012	12/31/2011
Working capital / exports				Unaudited
Advance of forex contract (ACC)	US dollar plus 2.90%	Monthly	09/2012	—	3,752
Bank Credit Note - Exin	4.50% to 9%	Bullet upon maturity	11/2013	46,054	78,519
Financing
BNDES financing	TJLP plus 2.5% to 5%	Monthly	04/2013	1,741	6,973
FININP	US dollar plus LIBOR + 1% to 4.4%	Quarterly	12/2013	410	1,239
BNDES financing	US dollar plus 2.5% p.a.	Monthly	04/2013	176	653
FUNDOPEM - ICMS (a)	IPCA plus 3%	Monthly	02/2021	17,566	14,408
Total				65,947	105,544

Current				48,523	43,040
Non-current				17,424	62,504

The maturities of the long-term portions of the financing are as follows:

Maturity	12/31/2012	12/31/2011
	Unaudited
2013	—	48,226
2014	337	310
2015	1,123	1,033
2016	2,214	1,907
2017	2,622	1,921
2018	2,637	9,107
2019 and thereafter	8,491	—
Total	17,424	62,504
Financing from BNDES and BancoVotorantim are collateralized by bonds and a letter of guarantee of shareholder Randon S.A. Implementos e Participações.

(a)	FUNDOPEM – ICMS
Refers to ICMS tax incentives granted to the Company through financing of 60% of the ICMS due every month.This incentive is calculated on a monthly basis and is contingent to the generation of direct and indirect jobs, investments made, and the fulfillment of contractual obligations with Banco do Estado do Rio Grande do Sul and Caixa Estadual S.A. - Agência de Fomento (State Development Bank).
The incentive amounts are subject to charges at the effective rates of 3.00% per year or 0.246627% per month, plus adjustment for inflation calculated based on the monthly fluctuation of the IPCA/IBGE (consumer price index) or another index defined by the Steering Committee of FUNDOPEM/RS.

The benefit period started in December 2006 and ends in May 2014, and disbursements for Company use totaled 1,479,042.54 FUNDOPEM-RS incentive units (equivalent to R$26,519 as at December 31, 2012, R$25,129 as at December 31, 2011 and R$ 23,487 at December 31, 2010). Up to December 31, 2012, the Company utilized R$19,029.The benefit has a grace period of 51 months and settlement is scheduled in 90 months after the end of the grace period, ending February 2021.

12.	RELATED-PARTY TRANSACTIONS

The transactions and balances with related parties are as follows:

	Randon Group (*)			Meritor Group (**)			Total
Balance sheet	12/31/2012	12/31/2011		12/31/2012	12/31/2011		12/31/2012	12/31/2011
	Unaudited			Unaudited			Unaudited
Trade receivables	2,750	5,098		17,504	16,790		20,254	21,888
Dividends and interest on capital receivable	7,927	5,489		—	—		7,927	5,489
Amounts due from parent company	—	44		—	—		—	44
Other receivables	43	52		—	—		43	52
Trade payables	54	1,557		387	1,048		441	2,605
Dividends and interest on capital payable	7,111	6,043		6,833	5,807		13,944	11,850
Amounts due to related parties - current	150	150		—	—		150	150
Amounts due to related parties - non-current	903	1,054		—	—		903	1,054

	2012	2011	2010	2012	2011	2010	2012	2011	2010
	Unaudited			Unaudited			Unaudited
Sales of goods	76,005	111,393	92,312	112,283	153,669	118,183	188,288	265,062	210,495
Rental income	384	276	256	—	—	—	384	276	256
Purchases of products and services	28,881	48,205	29,231	7,258	4,227	3,708	36,139	52,432	32,939
Commission expenses	206	601	291	—	—	—	206	601	291
Administrative expenses	5,516	6,059	4,234	—	—	—	5,516	6,059	4,234

(*) Includes:
Randon S.A.Implementos e Participações (parent), Fras-Le S.A., Fras-Le Argentina S.A., Fras-Le Andina Comercio y RepresentacionLtda.,Controil.,Fras-le Europa.,Fras-leFnai.,Fras-le México.,Fras-lePinghu.,Fras-leAfrica.,Fras-leFasa., Jost Brasil Sistemas Automotivos Ltda., Randon Implementos para Transporte Ltda, Randon Argentina, e Suspensys Sistemas Automotivos Ltda., Castertech Fundição e Tecnologia Ltda., Banco Randon,and Randon Brantech Implementos para Transporte Ltda.

(**) Includes:
Meritor do Brasil Sistemas Automotivos Ltda., Meritor Automotive Inc., Meritor Heavy Vehicle Systems LLC., Meritor HvsLtd, ArvinMeritorQri, Meritor Inc. Meritor CVS, Meritor Frankfurt, and Sisamex Sistemas Automotrices.

Master is the co-guarantor of vendor financing contracts, limited to R$10,000 for transactions conducted between Company customers and Banco Randon.As at December 31, 2012, there is no balance regarding these transactions.

Trading transactions
Trading transactions carried out with related parties follow specific prices and terms established in the joint venture agreement between the parties, which could be different if carried out with unrelated parties.

Administrative expenses

Refer to administrative advisory services (corporate activities) provided by Randon to the Company.

Management compensation
Management compensation and profit sharing totaled R$590 in 2012 (R$1,102 in 2011).
Borrowings from officers and managers are recorded in 'Other payables', current, and total R$545 as at December 31, 2012 (R$910 as at December 31, 2011). These balances are adjusted using financial market rates (“DI-extra” as released by the Brazilian Association of Financial and Capital Markets Entities, or Anbima). Related borrowing costs totaled R$67 in 2012 and R$119 in 2011.

13.	RETIREMENT BENEFIT PLAN

The Company is the co-sponsor of the pension fund RANDONPREV, together with other Randon companies, whose benefit plan is a defined contribution plan under the financial capitalization regime, with some supplementations of benefits for employees, not covered by the defined benefits. This minimum benefit is defined based on a percentage of the nominal salary per annum worked for the Company, credited in a lump sum at the beneficiary's account with RANDONPREV. The latest valuation of the plan assets and of the present value of the minimum benefit was performed at December 31, 2012 using the projected unit credit method and the determined balance of R$640 as at December 31, 2012 (R$441 as at December 31, 2011), corresponding to the Company's benefit, is recorded in assets.The Company filed an application to Previc in order to use this amount as deduction of future contributions, which is expected to begin in April 2013.

14.	PROVISION FOR TAX, SOCIAL SECURITY AND LABOR RISKS

The Company has challenged, through its legal counsel, labor lawsuits and civil and tax proceedings at the administrative and judicial levels. Based on the opinion of its legal counsel, the Company recognized a provision of R$118 to cover probable losses that might result from the outcome of these lawsuits.
The position of the provisions and contingent liabilities as at December 31, 2012 is as follows:

Nature of contingent liability	Likelihood of loss
	Probable	Possible
Unaudited
Tax	—	15,567
Social security	57	2,397
Labor	61	312
Total	118	18,276

Changes in provision:

Nature of provision	Opening balance 01/01/2012	Reversal of Provision	Closing balance 12/31/2012
			Unaudited
Labor	265	(204)	61
Social security	425	(368)	57
Total	690	(572)	118

The Company is also a party to administrative proceedings for which, based on the opinion of its legal counsel and in conformity IFRS, no provision for tax and social security risks was recognized since they were classified as possible or remote likelihood of loss.The main lawsuits are as follows:

Tax

a)
IPI presumed credit - Refers to notices issued by the Federal Revenue Office in the total amount of R$1,476, through which the tax authorities denied the Company's request for refund of presumed credit and required the payment of the corresponding tax.The amount includes principal, fine and interest.

b)
Income tax, social contribution and withholding income tax - assessment notices issued by the Brazilian Federal Revenue Service totaling R$5,597 (as adjusted), collecting these taxes on regular payments made to Company agents abroad as agency commission of sales and services.The related proceedings are being handled at the administrative level.

c)
PIS and COFINS - voluntary appeal requesting the judgment of the Noncompliance Claim regarding the offset of PIS and COFINS credits since the merits of such Noncompliance Claim has not been judged by the courts. Adjusted amount: R$808.

d)
Administrative proceeding challenging an assessment notice collecting PIS-imports, COFINS-imports, Federal VAT (IPI), and import duties (II), plus fine for alleged noncompliance of Drawback Award Acts, totaling R$1,515.

e)
Disallowance of ICMS presumed credit on purchase of steel - refers to assessment notices issued by the Rio Grande do Sul State Department of Finance totaling R$6,171, through which this tax authority confirmed the award of the tax benefit in an amount higher than permitted by the law.The amount includes principal, fine and interest.

Social security

a)	Refers to INSS assessment notices totaling R$2,397 for the nonpayment of payroll taxes on the profit sharing bonuses paid to employee.

15.	FINANCIAL INSTRUMENTS

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

Balance breakdown

The carrying amounts and fair values of financial instruments (carried at amortized cost) classified as loans and receivables for financial assets and liabilities at amortized cost, included in the balance sheet, are identified below:

	12/31/2012	12/31/2011
	Carrying amount	Carrying amount
Description	Unaudited
Cash and cash equivalents	64,171	108,055
Trade receivables	47,582	56,257
Trade payables	(17,793)	(23,942)
Borrowings and financing
In local currency	(65,361)	(99,900)
In foreign currency	(586)	(5,644)

Financial instruments that are recognized in the financial statements at their carrying amounts are substantially similar to the amounts that would be obtained if they were traded in the market. However, as they do not have an active market, there can be variations if the Company decides to settle them in advance.

The cost of financial instruments approximates fair value, so the disclosure of levels 1, 2 and 3 are not applicable.

•Financial risk management

The Company is exposed to the following risks associated to the utilization of its financial instruments:

i.credit risk
ii.foreign exchange rate risk
iii.interest rate risk
iv.price risk
v.liquidity risk

The Company, through Randon, has a Currency Hedge Policy, prepared by the Planning and Finance Committee and approved by the Executive Officers.The purpose of the policy is to standardize the procedures of the group Companies, in order to define responsibilities and limits in transactions involving currency hedge, reducing the effects of foreign currency exchange rates on the inflows in foreign currency projected by the cash flow, without speculative purposes.

The basis used is the cash flow in foreign currency projected monthly for the following twelve months, based on the Strategic Plan projections or on the current expectation of each group Company.If considered necessary, the instruments used are conservative and previously approved by the same committee.For the years ended December 31, 2012, and 2011,the Company did not enter into any transactions involving derivative financial instruments.

a.	Credit risk

Credit risk arises from the possibility of a counterparty not fulfilling its obligation, which would cause financial loss.In the course of its operations, the Company is exposed to the credit risk as a result of its operating activities, arising mainly on trade receivables.

The Company's sales policies are contingent on the credit policies defined by Management and are intended to minimize possible problems arising from the default of its customers.This objective is achieved by Management by means of a strict selection of the customer portfolio, which considers the ability to pay (credit analysis).A customer's creditworthiness is assessed based on an internal credit rating system.Outstanding trade receivables are frequently monitored.The need for an allowance for impairment losses is analyzed at the end of each reporting period on an individual basis, for the major customers.Additionally, receivables lower that the allowance are collective tested.

Sales concentration:
In the year ended December 31, 2012, four costumers individually accounted for more than 10% of sales, with shares of 22.2% (27.9% in 2011 and 26.2% in 2010), 13.8% (12.6% in 2011 and 11.8% in 2010), 12.6% (12.0% in 2011 and 13.2% in 2010) and 11.2% (14.3% in 2011 and 15.3% in 2010) of net revenue each, equivalent to R$84 million (R$146 million in 2011 and R$113 million in 2010), R$52 million (R$66 million in 2011 and R$51 million in 2010), R$48 million (R$63 million in 2011 and R$57 million in 2010) and R$42 million (R$75 million in 2011 and R$66 million in 2010). This last amount refers to a related party. Other Company sales in the domestic and foreign markets are diluted and there is no sales concentration in a percentage above 10% for any other customer.

b.	Foreign exchange rate risk

The Company's results are exposed to fluctuations due to the effects of the exchange rate volatility on assets and liabilities denominated in foreign currencies, mainly the US dollar, which closed the year with a positive fluctuation of 8.94% (positive fluctuation of 12.58% in 2011).

The Company is exposed to currency risk (foreign exchange risk) on sales, purchases and borrowings that are denominated in a currency other than the Company's functional currency, the Brazilian real.

The Company's net exposure to foreign exchange rate risk is as follows:

	12/31/2012	12/31/2011
	Unaudited
A. Borrowings/financing	(586)	(5,644)
B. Trade payables	(3,205)	(1,344)
C. Trade receivables	4,936	8,873
D. Net exposure (A+B+C)	1,145	1,885

c.	Interest rate risk

The Company's result is exposed to significant fluctuations due to borrowings and financing contracted at floating interest rates.

The Company does not have derivative financial instruments to manage its exposure to interest rates.

Pursuant to its financial policies, the Company has not entered into any transactions involving financial instruments for speculative purposes.

This analysis assumes that all other variables that could impact this carrying amount remain constant.Any decrease in the interest rates by the same percentage would have the opposite effect, assuming that all other variables would remain constant.

The interest rates on the Company's borrowings and financing are disclosed in note 11 - Borrowings and Financing.

d.	Price risk

Arises from the possibility of fluctuations in the market prices of products sold or produced by the Company and of other inputs used in the production process.These price fluctuations may cause substantial changes in the Company's revenues and costs.In order to mitigate these risks, the Company conducts an ongoing monitoring of local and foreign markets, seeking to anticipate price movements.The Company has not contracted any financial instruments to hedge against fluctuations in its raw materials' prices.

e.	Liquidity risk

The table below details the remaining contractual maturity of the Company's liabilities and the contractual amortization periods.The table was prepared using the undiscounted cash flows of the financial liabilities based on the nearest date on which the Company can be required to make the related payment.The table includes interest and principal cash flows.As the interest flows refer to floating rates, the undiscounted was obtained based on the interest curves at the end of the reporting period.Contractual maturity is based on the first date the Company can be required to pay the related obligations.

Description	Up to 1 month	From 1 to 3 months	From 3 months to 1 year	From 1 to 5 years	Over 5 years	Total
Unaudited
Trade payables	13,281	4,512	—	—	—	17,793
Borrowings and financing	568	1,825	46,131	8,933	10,704	68,161
Intragroup Loans	545					545
Interest to be incurred on borrowings and financing	13	720	1,545	1,786	766	4,830
Interest on capital	—	—	14,986	—	—	14,986
Total	14,407	7,057	62,662	10,719	11,470	106,315

16.	CAPITAL
Subscribed capital is represented by 160,000 shares with face value of R$ 1.00 each, held as follows:

Shareholder	R$	%
Unaudited
Randon S.A. Implementos e Participações	81,600	51
Arvinmeritor do Brasil Sistemas Automotivos Ltda.	78,400	49
Total	160,000	100

17.	DIVIDENDS AND INTEREST ON CAPITAL

Dividends
The Company recorded for the year ended December 31, 2012 mandatory minimum dividends and interest on capital of R$1,205 and R$14,986 (interest on capital of R$13,943 for the year ended December 31, 2011), using as a basis the TJLP for the period January-December of each year, applied to equity, considering the higher of 50% of the profit for the year before income tax or 50% of the retained earnings.
As provided for by the tax law, the amount recognized as interest on capital was fully deducted in the calculation of income tax and social contribution, and the tax benefit from this deduction was R$5,095 (R$4,741for the year ended December 31, 2011). For purposes of conformity of the presentation of the financial statements, such interest was treated as dividends and disclosed as a reduction of retained earnings in equity, and the tax benefit as a reduction of expenses on current income tax and social contribution.
The interest on capital amounts credited to shareholders are subject to 15% withholding income tax (IRRF) and the net amount payable to shareholders is disclosed in line item 'Interest on capital payable' and any income tax not withheld is recognized in line item 'Taxes payable'.

The Annual and Extraordinary Shareholders' Meeting held on April 16, 2012 and September 19, 2012 approved the proposal for distribution of dividends and payment of interest on capital and dividends occurred on May 15 and September 28, 2012 totaling R$74,705 (R$45,144 at September 30, 2011), as follows:

Interest on capital accrued at 12/31/2011:	11,850
Supplementary dividends:	62,854
74,704

Additionally, the Company recognized mandatory minimum dividends and interest on capital receivable from associate Suspensys Sistemas Automotivos Ltda., totaling R$1,871 and R$7,125 (interest on capital of R$6,457 at December 31, 2011), which for purposes of disclosure and compliance with accounting principles, was reclassified from line item 'Finance income' to 'Investments', in assets.Associate Suspensys Sistemas Automotivos Ltda. also distributed dividends and interest on capital in the year totaling R$36,781 (R$34,801 for the year ended December 31, 2011).

18.	NET OPERATING REVENUE

The reconciliation between the revenue recognized for tax purposes and the revenue presented in the income statement for the year is as follows:

	2012	2011	2010
	Unaudited
Gross revenue for tax purposes	490,013	681,985	559,508
Less:
Taxes on sales	(100,838)	(150,560)	(123,614)
Sales returns	(6,255)	(2,136)	(984)
Discount to present value on installment sales	(3,501)	(5,259)	(3,744)
Net revenue recognized in the statement of income	379,419	524,030	431,166

19.	EXPENSES BY NATURE
As required by corporate law, the Company is required to present the income statement by function. Therefore, the analysis of operating expenses by nature is as follows:

	2012	2011	2010
	Unaudited
Raw materials and auxiliary materials	235,145	328,256	274,454
Depreciation and amortization	10,736	9,025	8,452
Personnel and benefits	58,310	69,693	43,968
Freight	9,233	12,364	9,583
Costs of outside services	12,118	16,912	11,307
Electric Power	4,013	4,295	3,494
Rentals	4,009	2,671	2,147
Asset upkeep costs	6,693	10,775	8,419
Other expenses	5,953	9,999	16,576
Total	346,210	463,990	378,400

These expenses were classified as follows in the statement of income (presented by function):

	2012	2011	2010
	Unaudited
Cost of sales and services	316,358	422,807	347,602
Selling expenses	13,034	18,706	14,520
General and administrative expenses	14,922	15,213	10,623
Other operating expenses, net	1,896	7,264	5,655
Total	346,210	463,990	378,400

20.	INCOME TAX AND SOCIAL CONTRIBUTION

Income tax and social contribution expense
The income tax and social contribution expense for the years ended December 31 is reconciled at statutory rates, as follows:

	2012	2011	2010
	IRPJ/CSLL	IRPJ/CSLL	IRPJ/CSLL
	Unaudited
Profit before income tax and social contribution	63,919	124,214	102,073
Applicable rate	34%	34%	34%
Income tax and social contribution at nominal rates	(21,732)	(42,233)	(34,704)
Effect of taxes on:
Interest on capital expense (*)	5,095	4,741	3,737
Interest on capital income (*)	(2,423)	(2,195)	(1,734)
Equity in associate	7,793	18,002	14,727
Other	498	1,219	2,012
Income tax and social contribution before deductions	(10,769)	(20,466)	(15,962)

Income tax deductions and other adjustments	408	785	602
Income tax and social contribution expense	(10,361)	(19,681)	(15,360)

Current income tax and social contribution	(8,743)	(21,394)	(16,467)
Deferred income tax and social contribution	(1,618)	1,713	1,107
* See note 17, Interest on Capital.

Analysis of deferred income tax and social contribution

	12/31/2012		12/31/2011		12/31/2010
Temporary differences	Temporary differences	Deferred taxes	Temporary differences	Deferred taxes	Temporary differences	Deferred taxes
	Unaudited
Provision for profit sharing	2,180	741	4,913	1,670	3,887	1,322
Provision for warranty claims	221	75	866	294	146	49
Provision for tax and social security risks	118	40	690	235	443	151
Provision for collective bargaining	282	96	152	52	115	39
Provision for employee termination	223	76	126	43	282	96
Deferred asset recorded for tax purposes	—	—	285	97	609	207
Other temporary additions	1,006	342	1,736	590	414	141
Total assets		1,370		2,981		2,005

Incentive depreciation, Law 11,774	(1,725)	(431)	(2,106)	(526)	(2,279)	(570)
Deemed cost of property, plant and equipment	(11,539)	(3,923)	(13,558)	(4,610)	(15,681)	(5,331)
Retirement benefit plan	(640)	(218)	(441)	(150)	(361)	(123)
Discount to present value - Fundopen	(2,218)	(754)	—	—	—	—
Total liabilities		(5,326)		(5,286)		(6,024)
Deferred income tax and contribution - net		(3,956)		(2,305)		(4,019)

The Company offsets deferred tax assets and deferred tax liabilities because it related to income taxes levied by the same tax authority on the Company. The Company understands such presentation reflects better financial position as a standalone legal entity.

Movement in deferred income tax and social contribution:

Temporary differences	Balances at 1/1/2010	Recognized profit for the year	Recognized in other comprehensive income	Balances at 12/31/2010

Accrued profit sharing	946	376	—	1,322
Provision for warranty claims	49	—	—	49
Provision for tax and social security risks	—	151	—	151
Provision for collective bargaining	21	18	—	39
Provision for employee termination	75	21	—	96
Deferred asset recorded for tax purposes	207	—	—	207
Other temporary additions	58	83	—	141
	1,356	649	—	2,005

Incentive depreciation, Law 11774	(315)	(255)	—	(570)
Deemed cost of property, plant and equipment	(6,071)	740	—	(5,331)
Retirement benefit plan	(80)	(27)	(16)	(123)
	(6,466)	458	(16)	(6,024)
Net effect		1,107	(16)

Temporary differences	Balance at 01/01/2011	Recognized in profit for the year	Recognized in other comprehensive income	Balance at 12/31/2011

Accrued profit sharing	1,322	348	—	1,670
Provision for warranty claims	49	245	—	294
Provision for tax and social security risks	151	84	—	235
Provision for collective bargaining	39	13	—	52
Provision for employee termination	96	(53)	—	43
Deferred asset recorded for tax purposes	207	(110)	—	97
Other temporary additions	141	449	—	590
	2,005	976	—	2,981

Incentive depreciation, Law 11774	(570)	44	—	(526)
Deemed cost of property, plant and equipment	(5,331)	721	—	(4,610)
Retirement benefit plan	(123)	(28)	1	(150)
	(6,024)	737	1	(5,286)
Total recognized in the year		1,713	1

Temporary differences	Balance at 01/01/2012	Recognized in profit for the year	Recognized in other comprehensive income	Balance at 12/31/2012
				Unaudited
Accrued profit sharing	1,670	(929)	—	741
Provision for warranty claims	294	(219)	—	75
Provision for tax and social security risks	235	(195)	—	40
Provision for collective bargaining	52	44	—	96
Provision for employee termination	43	33	—	76
Deferred asset recorded for tax purposes	97	(97)	—	—
Other temporary additions	590	(248)	—	342
	2,981	(1,611)	—	1,370

Incentive depreciation, Law 11774	(526)	96	—	(431)
Deemed cost of property, plant and equipment	(4,610)	687	—	(3,923)
Retirement benefit plan	(150)	(36)	(33)	(218)
Discount to present value - Fundopen	—	(754)	—	(754)
	(5,286)	(7)	(33)	(5,326)
Net Effect	(2,305)	(1,618)	(33)	(3,956)

21.	FINANCE INCOME (EXPENSES)

Finance income (expenses) for the years ended December 31 are as follows:

	2012	2011	2010
Finance income	Unaudited
Interest on short-term investments	7,440	11,670	7,211
Interest received and discounts obtained	946	238	409
Discount to present value - FUNDOPEN	3,003	—	—
Discount to present value of trade receivables	3,665	5,165	3,662
	15,054	17,073	11,282
Finance expenses
Interest on borrowings and financing	(5,545)	(4,691)	(3,572)
Bank expenses	(1,427)	(337)	(949)
Discount to present value of trade payables	(782)	(1,413)	(866)
	(7,754)	(6,441)	(5,387)
Exchange differences
Exchange gains on items classified in liabilities	3,163	4,619	3,728
Exchange losses on items classified in assets	(2,675)	(4,023)	(3,632)
	488	596	96

Finance income, net	7,788	11,228	5,991

Suspensys Sistemas Automotivos Ltda.

Financial Statements
For the Years Ended
December 31, 2012 (Unaudited), 2011 and 2010, and Independent Auditor’s Report

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders of
Suspensys Sistemas Automotivos Ltda.
Caxias do Sul, RS

We have audited the accompanying balance sheet of Suspensys Sistemas Automotivos Ltda. (the “Company”), a company incorporated in Brazil, as of December 31, 2011 and the related statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 in conformity with the International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB).

May 30, 2012

/s/ DELOITTE TOUCHE TOHMATSU
DELOITTE TOUCHE TOHMATSU
Auditores Independentes

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.
BALANCE SHEETS AS OF DECEMBER 31, 2012 (UNAUDITED) AND 2011
(In thousands of Brazilian reais - R$)

ASSETS	Note	12/31/2012	12/31/2011
CURRENT ASSETS		Unaudited
Cash and cash equivalents	4	79,719	132,773
Trade receivables	5	85,909	141,114
Recoverable taxes	6	5,772	7,797
Inventories	7	50,176	72,272
Amounts due from parent company	11	54	62
Other receivables		1,024	2,311
Total current assets		222,654	356,329
NON-CURRENT ASSETS
Amounts due from related parties	11	—	52
Recoverable taxes	6	6,566	1,606
Retirement benefit plan	21	1,071	761
Other receivables		335	83
Property, plant and equipment	8	193,247	134,610
Intangible assets	9	14,750	14,560
Total non-current assets		215,969	151,672
TOTAL ASSETS		438,623	508,001

LIABILITIES AND EQUITY	Note	12/31/2012	12/31/2011
CURRENT LIABILITIES		Unaudited
Trade payables		37,779	52,139
Borrowings and financing	10	24,466	49,528
Advances from customers		1,791	1,048
Taxes and contributions payable		3,393	5,096
Salaries payable		1,312	1,837
Accrued vacation and related taxes		3,416	7,895
Dividends and interest on capital payable	11 / 16	14,908	10,321
Employee and management profit sharing		3,646	8,874
Amounts due to related parties (intragroup loans)	11	3,437	4,942
Other payables		3,098	3,196
Total current liabilities		97,246	144,876
NON-CURRENT LIABILITIES
Borrowings and financing	10	87,473	78,104
Provision for tax, social security and labor risks	12	922	782
Contributions payable		4,132	3,717
Deferred taxes	19	6,436	5,650
Other payables		194	81
Total non-current liabilities		99,157	88,334
SHAREHOLDERS' EQUITY
Capital	14	110,000	110,000
Earnings reserve		118,333	149,329
Retained earnings		13,887	15,462
Total equity		242,220	274,791
TOTAL LIABILITIES AND EQUITY		438,623	508,001
The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 (UNAUDITED), 2011 AND 2010
(In thousands of Brazilian reais - R$)

	Note	2012	2011	2010
		Unaudited
NET OPERATING REVENUE	17	730,941	1,168,437	1,011,273
COST OF SALES AND SERVICES	18	(621,150)	(957,958)	(839,460)
GROSS PROFIT		109,791	210,479	171,813

OPERATING INCOME (EXPENSES)
Selling expenses	17	(35,650)	(50,215)	(34,721)
General and administrative expenses	17	(20,494)	(22,763)	(19,498)
Tax incentive - Fundopem		—	—	11,763
Other operating expenses, net	17	(4,490)	(13,107)	(11,190)
		(60,634)	(86,085)	(53,646)
OPERATING PROFIT BEFORE FINANCE INCOME (COSTS)		49,157	124,394	118,167

FINANCE INCOME (EXPENSES)
Finance income	20	19,136	30,027	19,144
Finance expenses	20	(11,490)	(14,713)	(12,835)
Foreign exchange gains/(loss)	20	(758)	639	(385)
		6,888	15,953	5,924
PROFIT BEFORE INCOME TAX AND SOCIAL CONTRIBUTION		56,045	140,347	124,091

INCOME TAX AND SOCIAL CONTRIBUTION
Current	19	(12,198)	(42,246)	(32,393)
Deferred	19	(741)	1,465	1,520
NET PROFIT FOR THE YEAR		43,106	99,566	93,218

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 (UNAUDITED) , 2011 AND 2010
(In thousands of Brazilian reais - R$)

	2012	2011	2010
	Unaudited
NET PROFIT FOR THE YEAR	43,106	99,566	93,218

OTHER COMPREHENSIVE INCOME
Actuarial gains (losses) on retirement benefit plan	132	(4)	92
Deferred income tax and social contribution on other comprehensive income (loss)	(45)	1	(31)
	87	(3)	61
COMPREHENSIVE INCOME FOR THE YEAR	43,193	99,563	93,279

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 (UNAUDITED), 2011 AND 2010
(In thousands of Brazilian reais - R$)

			Capital reserve
	Note	Capital	Tax incentives reserve	Earnings reserve	Retained earnings	Total
BALANCES AT JANUARY 1, 2010		71,291	24,591	75,046	18,065	188,993

Net profit for the year		—	—	—	93,218	93,218
Other comprehensive income		—	—	—	61	61
Total comprehensive income		—	—	—	93,279	93,279
Tax incentive - Fundopem	15	—	11,763	—	(11,763)	—
Interest on capital	16	—	—	—	(9,591)	(9,591)
Dividends on earnings reserve	16	—	—	(9,396)	—	(9,396)
Disproportionate dividends for Randon	16	—	—	(8,750)	(9,874)	(18,624)
Dividends paid on profit for the year	16	—	—	—	(18,996)	(18,996)
Earnings reserve		—	—	43,809	(43,809)	—
BALANCES AT DECEMBER 31, 2010		71,291	36,354	100,709	17,311	225,665

Net profit for the year		—	—	—	99,566	99,566
Other comprehensive income		—	—	—	(3)	(3)
Total comprehensive income		—	—	—	99,563	99,563
Capital increase	14/15	38,709	(36,354)	(2,355)	—	—
Interest on capital	16	—	—	—	(12,143)	(12,143)
Dividends on earnings reserve	16	—	—	(13,214)	—	(13,214)
Dividends paid on profit for the year	16	—	—	—	(25,080)	(25,080)
Earnings reserve		—	—	64,189	(64,189)	—
BALANCES AT DECEMBER 31, 2011		110,000	—	149,329	15,462	274,791

Net profit for the year		—	—	—	43,106	43,106
Other comprehensive income		—	—	—	87	87
Total comprehensive income		—	—	—	43,193	43,193
Dividends on earnings reserve	16	—	—	(58,846)	—	(58,846)
Dividends paid on profit for 2012	16	—	—	—	(3,520)	(3,520)
Interest on capital	16	—	—	—	(13,398)	(13,398)
Earnings reserve		—	—	27,850	(27,850)	—
BALANCES AT DECEMBER 31, 2012 (UNAUDITED)		110,000	—	118,333	13,887	242,220

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 (UNAUDITED), 2011 AND 2010
(In thousands of Brazilian reais - R$)

	Note	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES		Unaudited
Profit before income tax and social contribution		56,045	140,347	124,091
Adjustments to reconcile profit before income tax and social contribution to cash generated by operating activities:
Depreciation of property, plant and equipment	8	16,911	15,703	15,055
Amortization of intangible assets	9	1,834	310	294
Gain from sale of property, plant and equipment		(672)	146	27
Provisions		282	(1,268)	927
Exchanges differences on borrowings and financing		1,121	1,728	(139)
Interest and charges allocated to borrowings and financing		3,895	6,782	7,239
Changes in assets and liabilities
Decrease (increase) in trade receivables		55,417	(51,806)	(18,251)
Decrease (increase) in inventories		18,972	(16,526)	(75)
Decrease (increase) in other receivables		(2,060)	(4,641)	7,438
(Decrease) increase in trade payables		(11,287)	16,485	(13,261)
(Decrease) increase in other payables and provisions		(14,878)	21	4,243
Income tax and social contribution paid		(11,858)	(39,951)	(29,935)
Interest paid on financing		(5,762)	(7,278)	(6,830)
Net cash generated by operating activities		107,960	60,052	90,823

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	8	(77,029)	(25,744)	(18,391)
Purchase of intangible assets	9	(2,024)	(8,478)	(5,917)
Sale of permanent assets		2,153	(29)	—
Net cash used in investing activities		(76,900)	(34,251)	(24,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends Paid	16	(58,846)	(67,165)	(18,144)
Interest on capital paid	16	(10,321)	(8,152)	(4,173)
Financing repaid		(48,750)	(13,928)	(10,214)
Third-party borrowings		33,803	18,642	31,133
Intragroup borrowings		—	—	371
Net cash used in financing activities		(84,114)	(70,603)	(1,027)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS		(53,054)	(44,802)	65,488
Cash and cash equivalents at the beginning of the year	4	132,773	177,575	112,087
Cash and cash equivalents at the end of the year	4	79,719	132,773	177,575

The accompanying notes are an integral part of these financial statements.

SUSPENSYS SISTEMAS AUTOMOTIVOS LTDA.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 (UNAUDITED), 2011 AND 2010
(Amounts in thousands of Brazilian reais - R$, unless otherwise stated)

1.	GENERAL INFORMATION
Suspensys Sistemas Automotivos Ltda. (“Company”) is a limited liability company established in Brazil with its registered office and principal place of business at Avenida Abramo Randon 1262, in Caxias do Sul, RS, and is a jointly controlled entity of Randon S.A. Implementos e Participações (“Randon”) and Meritor Inc. (“Meritor”). The Company started its operations on October 1, 2002 and is engaged in the manufacture and sale of air and mechanical suspension systems for trucks, buses and trailers, axles for trailers, third axles, hubs and drums for trucks, buses and trailers, and the provision of technical assistance services for its products.

2.	PRESENTATION OF FINANCIAL STATEMENTS
The Company's Financial Statements for the years ended on December 31, 2012 (unaudited), 2011 and 2010 have been prepared in accordance with the International Financial Reporting Standards (IFRS) issued by International Accounting Standards Board (IASB).
The Company adopted all rules, revision of rules, and interpretations issued by IASB that are applicable for the year ended on December 31, 2012.
The summary of the principal accounting policies adopted by the Company is detailed in note 3.
The financial statements were approved by the Company's Board of Directors and authorized for issuance on April 12, 2013.

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

Revenue from the sale of goods is recognized when all the following conditions are satisfied:

•	the Company has transferred to the buyer the significant risks and rewards of ownership of the goods;

•	the Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;

•	the amount of revenue can be measured reliably;

•	it is probable that the economic benefits associated with the transaction will flow to the Company;

•	the costs incurred or to be incurred in respect of the transaction can be measured reliably; and

•	Specifically, revenue from the sale of goods is recognized when goods are delivered and legal title is passed.

3.5	Foreign currencies

In preparing the Company's financial statements, transactions in currencies other than the Company's functional currency are recognized at the rates of exchange prevailing at the dates of the transactions. At the end of each reporting period, monetary items denominated in foreign currencies are retranslated at the rates prevailing at that date.

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

Allowances for doubtful debts are recognized based on estimated irrecoverable amounts determined by reference to the Company's past default experience and an analysis of the debtor's current financial position.

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

Land is not depreciated. For the other classes of property, plant and equipment, depreciation is calculated using the straight-line method at the rates mentioned in note 8 which take into consideration the estimated useful lives of assets. The estimated useful life and depreciation method are reviewed at the end of each reporting period, with the effect of any changes in estimate accounted for on a prospective basis.

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

The discount to present value of purchases is recorded in “trade payables” and “inventories”, and its realization has a corresponding entry in line item “financial expenses” over the maturity date of trade payables.

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

3.10 Retirement Benefit Plan

The Company is the sponsor of a defined contribution plan with minimum guaranteed benefits and the cost of providing benefits is determined using the Projected Unit Credit Method, with actuarial valuations being carried out at the end of each reporting period. Actuarial gains and losses are immediately recognized in equity (in line item 'Carrying value adjustments') according to the available option in paragraph 93A IAS 19 - Employee Benefits.

3.11 Financial instruments

Classification and measurement

The classification depends on the purpose for which the financial assets and liabilities were acquired or contracted. The Company's management classifies its financial assets and liabilities at the time of initial contracting.
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

The provision for income and social contribution is based on the taxable profit for the year. Taxable profit differs from profit as reported in the income statement because of items of income or expense that are taxable or deductible in other years and items that are never taxable or deductible. The provision for income tax and social contribution is calculated based on rates prevailing at the end of the reporting period (15% plus a 10% surtax on taxable profit exceeding R$20 per month for Income Tax and 9% on taxable profit for Social Contribution on Profit).

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
Current and deferred taxes for the period

Current and deferred taxes are recognized in profit or loss, except when they relate to items that are recognized in other comprehensive income or directly in equity, in which case, current and deferred taxes are also recognized in other comprehensive income or directly in equity, respectively

3.15 Standards, interpretations and amendments to existing standards not yet effective and which were not early adopted by the Company

Several standards, amendments to standards and IFRS interpretations issued by the IASB have not yet come into effect for the year ended December 31, 2012, as follows:

Standard	Main requirements	Effective date for annual periods beginning on or after
IFRS 9 - Financial Instruments	Financial instruments	January 1, 2015
IFRS 10 - Consolidated Financial Statements
Replaces the IAS 27 requirements applicable to consolidated financial statements and SIC 12.IFRS 10 provides a single consolidation model that identifies control as the basis for consolidation for all types of entities.
January 1, 2013
IFRS 11 - Joint Arrangements
Eliminates the proportionate consolidation model for jointly controlled entities and maintains equity method model only. It also eliminates the concept of 'jointly controlled assets' and maintains only 'jointly controlled operations' and 'jointly controlled entities'.
January 1, 2013
IFRS 12 - Disclosure of Interests in Other Entities	Expands the current disclosure requirements in respect of entities, whether or not consolidated, where the entities have influence.	January 1, 2013
IFRS 13 - Fair Value Measurement
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
January 1, 2013

Amendments to IFRS 7 - Disclosure - offset of financial assets and financial liabilities
Replaces and consolidates in a single standard all the guidance and requirements in respect of fair value measurement contained in other IFRSs. IFRS 13 defines fair value and provides guidance on how to measure fair value and requirements for disclosure relating to fair value measurement. However, it does not introduce any new requirement or amendment with respect to items to be measured at fair value, which remain as originally issued.
January 1, 2013
Amendments to IFRS 9 and IFRS 7 -	Date of mandatory adoption of IFRS 9 and Transition Disclosures	January 1, 2015
Amendments to IFRS 10,11 and 12 - Consolidated Financial Statements, Joint Ventures and Disclosure of Interests in Other Entities: transition guidance
Amends IFRS 10 Consolidated Financial Statements, IFRS 11 Joint Arrangements and IFRS 12 Disclosure of Interests in Other Entities to provide additional transition relief in by limiting the requirement to provide adjusted comparative information to only the preceding comparative period. Also, amendments to IFRS 11 and IFRS 12 eliminate the requirement to provide comparative information for periods prior to the immediately preceding period.
January 1, 2013
Amendments to IAS 19 - Employee Benefits -
Eliminates the corridor approach and requires recognition of actuarial gains and losses as other comprehensive income for pension plans and other long-term benefits in profit or loss, when earned or incurred, among other changes.
January 1, 2013
IAS 27 - Separate Financial Statements	IAS 27 requirements related to consolidated financial statements are replaced by IFRS 10.The requirements for separate financial statements are maintained.	January 1, 2013
Amendments to IAS 28 - Investments in Associates and Joint Ventures	Revision of IAS 28 to include the amendments introduced by IFRSs 10, 11 and 12.	January 1, 2013
Amendments to IAS 32 - Financial Assets	Clarifies aspects and requirements regarding the offset of financial assets.	January 1, 2014
IFRIC 20 - Stripping Costs in the Production Phase of a Surface Mine
Clarifies the requirements to account for costs associated to the removal of surface mining waste, including when such stripping costs shall be recognized as an asset, how the asset is initially recognized, and subsequent measurements.
January 1, 2013
Annual improvements in several accounting pronouncements.

Considering the current operations of the Company, management is still assessing if these changes will have any impact on its financial statements.

4.	CASH AND CASH EQUIVALENTS
Short-term investments refer to bank certificates of deposit (CDBs), pegged to the interbank certificates of deposit rate (CDI) fluctuation. The yield on these short-term investments is as follows:

	12/31/2012	12/31/2011
	Unaudited
Cash and banks	1,169	2,135
Short-term investments:
CDB - 75.00% of CDI	2,120	19,534
CDB - 95.00% of CDI	11,932	—
CDB - 98.00% of CDI	3,459	—
CDB - 98.50% of CDI	657	—
CDB - 99.50% of CDI	23,100	—
CDB - 100.00% of CDI	24,421	64,456
CDB - 100.50% of CDI	10,091	23,097
CDB - 100.55% of CDI	—	8,617
CDB - 100.80% of CDI	1,163	1,078
CDB - 101.00% of CDI	—	5,810
CDB - 101.80% of CDI	—	1,030
CDB - 102.00% of CDI	1,607	—
CDB - 102.50% of CDI	—	7,016
	78,550	130,638
Total	79,719	132,773

5.	TRADE RECEIVABLES

Trade receivables are as follows:

	12/31/2012	12/31/2011
	Unaudited
Trade receivables from third parties –– domestic	71,133	121,179
Trade receivables from third parties –– foreign	752	1,497
Trade receivables from related parties –– domestic	13,426	15,025
Trade receivables from related parties –– foreign	1,506	4,533
	86,817	142,234
Discount to present value	(158)	(582)
Allowance for doubtful debts	(750)	(538)
Total	85,909	141,114

Trade receivables include amounts that are past due at the end of the reporting period for which the Company has not recognized an allowance for doubtful debts because there has not been a significant change in credit quality and the amounts are still considered recoverable, through negotiation with customers. The aging of past-due trade receivables is as follows:

	12/31/2012	12/31/2011
	Unaudited
1 to 30 days	22,188	28,991
31 to 60 days	6,931	3,990
61 to 90 days	990	1,960
91 to 180 days	1,449	3,663
Over 180 days	5,217	2,725
Past-due amounts	36,775	41,329
Current amounts	50,041	100,905
Discount to present value	(158)	(582)
Allowance for doubtful debts	(750)	(538)
Total	85,909	141,114

Movement in the allowance for doubtful debts in the year was as follows:

	2012	2011
	Unaudited
Opening balance	(538)	(152)
Allowance increase	(212)	(386)
Closing balance	(750)	(538)

The change in the discount to present value of trade receivables in the year was as follows:

	2012	2011
	Unaudited
Opening balance	(582)	(250)
Increase	424	(332)
Closing balance	(158)	(582)

To determine whether or not trade receivables are recoverable, the Company takes into consideration any change in the customer's creditworthiness from the date the credit was originally granted to the end of the reporting period. The credit risk concentration is limited because the customer base is comprehensive and there is no relationship between customers. The Company has not received any collateral for these receivables.

6.	RECOVERABLE TAXES

Recoverable taxes are as follows:

	12/31/2012	12/31/2011
	Unaudited
Federal VAT (IPI)	2,839	4,402
State VAT (ICMS)	1,830	2,293
State VAT (ICMS) on purchases of property, plant and equipment	2,245	2,374
Tax on revenue (PIS) on purchases of property, plant and equipment	926	60
Tax on revenue (COFINS) on purchases of property, plant and equipment	4,264	274
Recoverable taxes on import	234	—
Total	12,338	9,403

Current	5,772	7,797
Non-current	6,566	1,606

Recoverable taxes in non-current assets comprise ICMS, PIS and COFINS on purchases of property, plant and equipment for which the realization, pursuant to current relevant legislation, occurs in 48 monthly installments.

7.	INVENTORIES

Inventories comprise:

	12/31/2012	12/31/2011
	Unaudited
Finished products	8,603	6,095
Work in process	13,197	17,605
Raw materials	24,882	35,113
Advances to suppliers	1,089	129
Allowance for inventory losses (a)	(200)	(152)
Imports in transit	2,605	13,482
Total	50,176	72,272

(a)	The amount of the allowance for inventory losses refers to probably losses arising on the adjustment of inventories to their realizable amounts. Changes in this allowance were as follows:

	2012	2011
	Unaudited
Opening balance	(152)	(2,606)
Increase	(48)	—
Write-down of inventory	—	2,454
Closing balance	(200)	(152)

The cost of inventories recognized as expense during the year ended December 31, 2012, related to continuing operations, was R$621,150 (R$957,958 for the year ended December 31, 2011 and R$839,460 for the year ended December 31, 2010).

Management expects that these inventories will be recovered in a period shorter than twelve (12) months.

8.	PROPERTY, PLANT AND EQUIPMENT

a) Balance breakdown

	12/31/2012	12/31/2011
	Unaudited
Cost	325,687	250,863
Accumulated depreciation	(132,440)	(116,253)
	193,247	134,610

	Annual depreciation rate (%)	2012 - Unaudited			2011
		Cost	Accumulated depreciation	Net	Net

Land		8,071	—	8,071	8,071
Buildings	2.57%	40,162	(7,238)	32,924	33,813
Machinery and equipment	11.82%	188,017	(113,397)	74,620	80,475
Molds and dies	15.09%	16,652	(8,790)	7,862	8,231
Furniture and fixtures	10.71%	1,686	(888)	798	907
Vehicles	10.2%	1,743	(530)	1,213	912
Computer equipment	26.71%	2,152	(1,597)	555	858
Advances to suppliers		6,111	—	6,111	577
Property, plant and equipment in progress		61,093	—	61,093	766
Total		325,687	(132,440)	193,247	134,610

b) Movement in cost

	Balance at 01/01/2011	Additions	Disposals	Transfers	Balances at 12/31/2011

Land	8,071	—	—	—	8,071
Buildings	39,260	835	—	—	40,095
Machinery and equipment	162,587	16,868	(588)	1,727	180,594
Molds and dies	11,591	4,020	(127)	—	15,484
Furniture and fixtures	1,414	254	—	(1)	1,667
Vehicles	641	526	(183)	324	1,308
Computer equipment	1,764	638	(100)	(1)	2,301
Advances to suppliers	449	1,585	—	(1,457)	577
Property, plant and equipment in progress	340	1,018	—	(592)	766
Total	226,117	25,744	(998)	—	250,863

	Balance at 01/01/2012	Additions	Disposals	Transfers	Balance at 12/31/2012
					Unaudited
Land	8,071	—	—	—	8,071
Buildings	40,095	67	—	—	40,162
Machinery and equipment	180,594	8,619	(1,250)	54	188,017
Molds and dies	15,484	1,954	(786)	—	16,652
Furniture and fixtures	1,667	19	—	—	1,686
Vehicles	1,308	435	—	—	1,743
Computer equipment	2,301	18	(169)	2	2,152
Advances to suppliers	577	18,279	—	(12,745)	6,111
Property, plant and equipment in progress	766	47,638	—	12,689	61,093
Total	250,863	77,029	(2,205)	—	325,687

c) Movement in accumulated depreciation

	Balance at 01/01/2011	Additions	Disposals	Balance at 12/31/2011
Buildings	(5,307)	(975)	—	(6,282)
Machinery and equipment	(88,100)	(12,586)	567	(100,119)
Molds and dies	(5,657)	(1,632)	36	(7,253)
Furniture and fixtures	(649)	(111)	—	(760)
Vehicles	(431)	(120)	155	(396)
Computer equipment	(1,259)	(279)	95	(1,443)
Total	(101,403)	(15,703)	853	(116,253)

Unaudited	Balances at 1/01/2012	Additions	Disposals	Balances at 12/31/2012
Buildings	(6,282)	(956)	—	(7,238)
Machinery and equipment	(100,119)	(13,570)	294	(113,395)
Molds and dies	(7,253)	(1,840)	303	(8,790)
Furniture and fixtures	(760)	(128)	—	(888)
Vehicles	(396)	(134)	—	(530)
Computer equipment	(1,443)	(283)	127	(1,597)
Total	(116,253)	(16,911)	724	(132,440)

The amounts recorded in line items 'Advances to suppliers', R$ 6,111, and 'Property, plant and equipment in progress', R$ 61,092, refer to purchases made by the Company for construction of the new plant located in Resende/RJ, scheduled to begin operations in the first half of 2013.

9.	INTANGIBLE ASSETS

	Annual amortization rate	Balance at 01/01/2011	Additions	Balance at 12/31/2011	Additions	Transfers	Balance at 12/31/2012
Software:							Unaudited
Costs	12.7%	2,547	180	2,727	1,819	14,113	18,659
Accumulated amortization		(1,970)	(310)	(2,280)	(1,834)	—	(4,114)
		577	(130)	447	(15)	14,113	14,545
Intangible assets in progress		5,815	8,298	14,113	205	(14,113)	205
		6,392	8,168	14,560	190	—	14,750

The transfer made in the period refers to the completion of the SAP software implementation.

10.	BORROWINGS AND FINANCING

Financing obtained was used to fund the construction of the Company's manufacturing facilities, develop quality processes, finance exports and imports, and finance machinery imports. Financing was obtained from several financial institutions by means of funds raised by these institutions with the National Bank for Economic and Social Development (BNDES).

Type:	Financial charges	Grace period	Payment frequency	Final maturity	12/31/2012	12/31/2011
Financing					Unaudited
BNDES - subloan A/C	U.S. dollar (forex) + 2.5%p.a.	17 months	Monthly	04/2013	108	396
BNDES - subloan B	URTJLP + 3% p.a.	17 months	Monthly	04/2013	1,000	4,003
BNDES - subloan D	URTJLP + 2.5% p.a.	17 months	Monthly	04/2013	61	243
BNDES - USD subloan	U.S. dollar (forex) + 1.95% p.a.	18 months	Monthly	07/2017	3,761	4,206
BNDES - BCDEF subloan	URTJLP + 4.5% p.a.	18 months	Monthly	07/2017	28,557	36,037
BRADESCO - FINEP	TJLP + 0.50 p.a.	30 months	Monthly	09/2014	4,411	6,890
BRADESCO - FINEP	5% p.a.	20 months	Monthly	12/2018	13,806	11,607
BRADESCO - EXIM	TJLP + 5% p.a.	36 months	Bullet	08/2012	—	33,313
BANCO DO BRASIL - EXIM	Spread 3% + 4.5% p.a.	36 months	Bullet	06/2013	9,345	9,399
FUNDOPEM - ICMS	IPCA + 3% p.a.	54 months (a)	Monthly (a)	05/2024	20,526	21,538

NCE	average CDI monthly+1.2% p.a.	24 months	Semiannual	04/2019	30,364	—
Total					111,939	127,632

Current					24,466	49,528
Non-current					87,473	78,104

TJLP - Long-term Interest Rate
URTJLP - Long-term interest rate benchmark unit
IPCA - Extended Consumer Price Index

The maturities of the long-term portions of the financing are as follows:

Maturity	12/31/2012	12/31/2011
	Unaudited
2013	—	22,175
2014	14,573	10,877
2015	16,697	9,408
2016	18,646	10,289
2017	15,858	8,461
2018 and thereafter	21,699	16,894
Total	87,473	78,104

Financing from BNDES, Banco do Brasil and Bradesco are collateralized by bonds and a letter of guarantee ofquotaholder Randon S.A. Implementos e Participações.

(a)FUNDOPEM - ICMS

Refers to ICMS tax incentives granted to the Company through financing of 60% of the ICMS due every month. This incentive is calculated on a monthly basis and is contingent to the generation of direct and indirect jobs, investments made, and the fulfillment of contractual obligations with Banco do Estado do Rio Grande do Sul and Caixa Estadual S.A. - Agência de Fomento (State Development Bank).

The incentive amounts are subject to charges at the effective rates of 3.00% per year or 0.246627% per month, plus adjustment for inflation calculated based on the monthly fluctuation of the IPCA/IBGE (consumer price index) or another index defined by the Steering Committee of FUNDOPEM/RS.

The eight-year benefit period started in December 2006 and ends in November 2014, and disbursements for Company use totaled 1,946,307.15 FUNDOPEM-RS incentive units (equivalent to R$34,897 as at December 31, 2012). Up to December 31, 2012, the Company utilized 1,218,310.11 FUNDOPEM-RS incentive units (equivalent to R$21,845 as at December 31, 2012). The benefit has a grace period of 54 months and settlement is scheduled in 96 months after the end of the grace period, ending May 21, 2019.

11.	RELATED-PARTY TRANSACTIONS

	Randon companies (*)			Meritor companies(**)			Total
Balance sheet	12/2012	12/2011		12/2012	12/2011		12/2012	12/2011
	Unaudited			Unaudited			Unaudited
Trade receivables	2,511	7,932		12,421	11,626		14,932	19,558
Short-term receivables	54	62		—	—		54	62
Long-term receivables	—	52		—	—		—	52
Trade payables	—	2,890		207	—		207	2,890
Dividends and interest on capital payable	11,339	7,850		3,569	2,471		14,908	10,321

Statements of income for the year	2012	2011	2010	2012	2011	2010	2012	2011	2010
Sales of products and services	216,272	245,198	203,214	82,490	128,103	83,854	298,762	373,301	287,068
Purchases of products and services	107,850	140,829	99,820	2,140	—	—	109,990	140,829	99,820
Purchases with ICMS credits	4,513	1,107	5,304	—	—	—	4,513	1,107	5,304
Finance expenses	—	503	344	—	—	—	—	503	344
General and administrative expenses	7,594	11,581	10,103	—	—	—	7,594	11,581	10,103
The transactions and balances with related parties as at December 31, 2012 are as follows:

(*) Includes:
Randon S.A. Implementos e Participações, Fras-Le S.A., Fras-Le Argentina S.A., Jost Brasil Sistemas Automotivos Ltda., Randon Implementos para o Transporte, Randon Argentina, Castertech Fundição e Tecnologia Ltda, Master Sistemas Automotivos Ltda, Randon North America, Randon Adm.Consorcio, Randon Middle East, Randon Automotive Pty, Randon Investimentos, Randon Maghreb, Randon Brantech, Banco Randon, Fras Le Europe, Fras Le Mexico, Fras Le Andima, Fras Le North America, Fras Le Friction Mat. Pinghu, and Fras Le Africa Automotive.

(**) Includes:
ArvinMeritor do Brasil Sistemas Automotivos Ltda., Meritor Automotive Inc., Meritor Heavy Vehicle Systems LLC., Meritor Hvs Ltd, ArvinMeritor Qri, Arvin Meritor Inc. ArvinMeritor CVS, ArvinMeritor Frankfurt, and Sisamex Sistemas Automotrices.

Suspensys is the co-guarantor of vendor financing contracts, limited to R$20,000 for transactions conducted between Company customers and Banco Randon. As at December 31, 2012, there was an outstanding balance of R$1,405 related to these operations.

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
Management compensation
Management compensation for the year ended December 31 is broken down as follows: nominal salary of R$1,518 in 2012 (R$1,324 in 2011) and profit sharing of R$1,622 in 2012 (R$1,536 in 2011).

Borrowings from officers and managers are disclosed in line item 'Amounts due to related parties' and total R$3,437 as at December 31, 2012 (R$4,942 as at December 31, 2011) These balances are adjusted using the rate DI-extra, as released by the Brazilian Association of Financial and Capital Markets Entities, or Anbima. Related borrowing costs for the year, as disclosed in the statements of income, totaled R$359 in 2012 and R$503 in 2011).

12.	PROVISION FOR TAX, SOCIAL SECURITY AND LABOR RISKS

The Company has challenged, through its legal counsel, labor lawsuits and civil and tax proceedings at the administrative and judicial levels. Based on the opinion of its legal counsel, the Company recognized a provision of R$922 to cover probable losses that might result from the outcome of these lawsuits.
The position of contingent liabilities as at December 31, 2012 is as follows:

Nature of contingent liability	Likelihood of loss
	Probable	Possible
Tax	—	12,170
Labor	922	1,363
Civil	—	522
Social security	—	4,894
Total	922	18,949

Changes in provision:

Nature of provision	01/01/12	Increase in provision	12/31/2012 Unaudited
Labor	782	140	922
Total	782	140	922

The Company is also a party to administrative proceedings for which, based on the opinion of its legal counsel and in conformity with IFRS, no provision for contingencies was recognized since they were classified as possible or remote likelihood of loss. The main lawsuits are as follows:

Tax
a)

a)
State VAT (ICMS) - Supplementary assessment in the amount of R$470 resulting from the tax assessment notice issued by the Rio Grande do Sul Department of Finance for alleged irregularity in the calculation of the ICMS relief benefit under the “FUNDOPEM/Nosso Emprego” program, where this authority converted the tax assessment penalty, initially typified as basic, applied at the percentage of 60%, into a qualified penalty at the percentage of 120%. Lawsuit awaiting decision on the objection filed.

b)
II and IPI - The Company was assessed in the inflation adjusted amount of R$7,956, for an alleged import duties (II) and Federal VAT (IPI) debt, for alleged noncompliance with award acts provided for by the Drawback special regime. Awaiting expert evidence.

c)
ICMS presumed credit on purchase of steel - Disallowance of the ICMS presumed credit on purchase of steel - Refers to assessment notices issued by the Rio Grande do Sul Department of Finance totaling R$ 3,744. Awaiting judgment of the appeal.

Labor

Several labor lawsuits mostly consisting of compensation claims.

Social security
The Company received INSS assessment notices for alleged nonpayment of social security taxes on profit sharing, against which the Company filed objections currently being at the judgment stage at the Federal Revenue Service, assessed as possible losses. The inflation adjusted amount under litigation of these assessments totals R$4,894.

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

Balance breakdown

The carrying amounts and fair values of financial instruments, all measured at amortized cost, included in the balance sheet are identified below:

	12/31/2012	12/31/2011
Description	Unaudited
Cash equivalents	79,719	132,773
Trade receivables	85,909	141,114
Trade payables	(37,779)	(52,139)
Borrowings and financing:
In local currency	(108,070)	(123,031)
In foreign currency	(3,869)	(4,602)
Amounts due to related parties (intragroup loans)	(3,437)	(4,942)

Financial instruments that are recognized in the financial statements at their carrying amounts are substantially similar to the amounts that would be obtained if they were traded in the market. However, as they do not have an active market, there can be variations if the Company decides to settle them in advance.

The cost of financial instruments approximates fair value, so the disclosure of levels 1, 2 and 3 are not applicable.

•	Financial risk management

The Company is exposed to the following risks associated to its operating and financing activities, including the utilization of its financial instruments:

i.credit risk
ii.foreign exchange rate risk
iii.interest rate risk
iv.price risk
The Company, through Randon, has a Currency Hedge Policy, prepared by the Planning and Finance Committee and approved by the Executive Officers. The purpose of the policy is to standardize the procedures of the group Companies, in order to define responsibilities and limits in transactions involving currency hedge, reducing the effects of foreign currency exchange rates on the inflows in foreign currency projected by the cash flow, without speculative purposes.

The basis used is the cash flow in foreign currency projected monthly for the following twelve months, based on the Strategic Plan projections or on the current expectation of each group Company. If considered necessary, the instruments used are conservative and previously approved by the same committee. For the years ended December 31, 2012, and 2011, the Company did not enter into any transactions involving derivative financial instruments.

a.	Credit risk

Credit risk arises from the possibility of a counterparty not fulfilling its obligation, which would cause financial loss. In the course of its operations, the Company is exposed to the credit risk as a result of its operating activities, arising mainly on trade receivables.

The Company's sales policies are contingent on the credit policies defined by Management and are intended to minimize possible problems arising from the default of its customers. This objective is achieved by Management by means of a strict selection of the customer portfolio, which considers the ability to pay (credit analysis). A customer's creditworthiness is assessed based on an internal credit rating system. Outstanding trade receivables are frequently monitored. The need for an allowance for impairment losses is analyzed at the end of each reporting period on an individual basis, for the major customers. Additionally, receivables lower that the allowance are collective tested.

Sales concentration

In the year ended December 31, 2012, four costumers individually accounted for more than 10% of sales, with shares of 27.2%, (26.1% in 2011 and 25.7% in 2010), 26.4%, (20.6% in 2011 and 19.4% in 2010), 11.3% (10.7% in 2011 and 7.2% in 2010) and 10.6% (of net revenue each, equivalent to R$198,921 (R$ 304,924 in 2011 and R$259,718 in 2010), R$192,717 (R$240,180 in 2011 and R$196,618 in 2010), R$82,490 (R$124,732 in 2011 and R$72,704) and R$77,154. These last two amounts refer to related parties. Other Company sales in the domestic and foreign markets are diluted and there is no sales concentration in a percentage above 10% for any other customer.

b.	Foreign exchange rate risk

The Company's results are exposed to fluctuations due to the effects of the exchange rate volatility on assets and liabilities denominated in foreign currencies, mainly the US dollar, which closed the year with a positive fluctuation of 8.9% (positive fluctuation of 12.58% in 2011)

The Company is exposed to currency risk (foreign exchange risk) on sales, purchases and borrowings that are denominated in a currency other than the Company's functional currency, the Brazilian real.

The Company's net exposure to foreign exchange rate risk at the end of the reporting period is as follows:

	12/31/2012	12/31/2011
	Unaudited
A.Borrowings and financing	(3,869)	(4,602)
B. Trade and other receivables	2,258	6,030
C. Net exposure (A+B)	(1,611)	1,428

c.	Interest rate risk

The Company's result is exposed to significant fluctuations due to borrowings and financing contracted at floating interest rates.

The Company does not have derivative financial instruments to manage its exposure to interest rates.

Pursuant to its financial policies, the Company has not entered into any transactions involving financial instruments for speculative purposes.

d.	Price risk

Arises from the possibility of fluctuations in the market prices of products sold or produced by the Company and of other inputs used in the production process. These price fluctuations may cause substantial changes in the Company's revenues and costs. In order to mitigate these risks, the Company conducts an ongoing monitoring of local and foreign markets, seeking to anticipate price movements. The Company has not contracted any financial instruments to hedge against fluctuations in its raw materials' prices.

e.	Liquidity risk

The table below details the remaining contractual maturity of the Company's liabilities and the contractual amortization periods. The table was prepared using the undiscounted cash flows of the financial liabilities based on the nearest date on which the Company can be required to make the related payment. The table includes interest and principal cash flows. As the interest flows refer to floating rates, the undiscounted was obtained based on the interest curves at the end of the reporting period. Contractual maturity is based on the first date the Company can be required to pay the related obligations.

	December 31, 2012 - (Unaudited)
Description	Up to 1 month	From 1 to 3 months	From 3 months to 1 year	From 1 to 5 years	Over 5 years	Total
Trade payables	35,300	2,478	1	—	—	37,779
Borrowings and financing	2,025	4,050	18,222	65,943	21,699	111,939
Interest to be incurred on borrowings and financing	112	319	984	1,849	7	3,271
Intragroup loans	3,437	—	—	—	—	3,437
Dividends and interest on capital	—	—	14,908	—	—	14,908

14.	CAPITAL

Subscribed capital is represented by 100,000 quotas in the total amount of R$110,000, held as follows:

Shareholder	Shares	R$	%
Master Sistemas Automotivos Ltda.	53,177	58,495	53.177
Meritor Heavy Vehicle Systems, LLC.	23,942	26,336	23.942
Randon S.A. Implementos e Participações	22,881	25,169	22.881
Total	100,000	110,000	100

On August 1, 2011, the Company's shareholders approved the 19th amendment to the Articles of Organization which increases capital to R$110,000 (without the issuance of new shares), by capitalizing R$36,354 from the tax incentives reserve and R$2,355 from the earnings reserve.

15.	TAX INCENTIVE RESERVES

Represented tax incentives received in 2010 (up to October 2010) and 2009, respectively, in the amounts of R$11,763 and R$13,013, under the FUNDOPEM/NOSSO EMPREGO program.

The amount of R$36,354 recognized in equity at December 31, 2010 refers to tax incentives obtained through October 2010 under the FUNDOPEM/NOSSO EMPREGO program. This ICMS relief benefit granted to the Company was calculated monthly and was contingent to the generation of direct and indirect jobs in the State of Rio Grande do Sul. The tax incentives received were recognized in profit for the year as they were received and allocated to a special account of equity. The benefit was discontinued in October 2010. On August 1, 2011, the Company's shareholders decided to use this reserve to increase the Company's capital as mentioned in note 14.

16.	DIVIDENDS AND INTEREST ON CAPITAL

Dividends
The Shareholders' Meeting held on April 16, 2012 and September 19, 2012 approved the proposal for distribution of dividends and payment of interest on capital and dividends occurred on May 15 and September 28, 2012 totaling R$70,989 (R$51,675 at December 31, 2011 and R$37,142 at December 2010), as follows:

Interest on capital accrued at 12/31/2011:	12,143
Supplementary dividends for the year ended December 31, 2011	58,846
Total	70,989

The articles of organization determine the distribution of 33.3% of the profit for the year as mandatory minimum dividend. After excluding the amounts already credited as interest on capital during the year, the amount of R$3,520 was accrued in 2012 as mandatory minimum dividends.

Interest on capital
The Company recorded for the year ended December 31, 2012 interest on capital of R$13,398 (R$12,143 for the year ended December 31, 2011 and R$9,591 for the year ended December 31, 2010), using as a basis the TJLP for the period January-December of each year, applied to equity, considering the higher of 50% of the profit for the year before income tax or 50% of the retained earnings.
As provided for by the tax law, the amount recognized as interest on capital was fully deducted in the calculation of income tax and social contribution, and the tax benefit from this deduction was R$4,555 (R$4,131 for the year ended December 31, 2011 and R$3,261 for the year ended December 31,2010). For purposes of conformity of the presentation of the financial statements, such interest was treated as dividends and disclosed as a reduction of retained earnings in equity.

17.	NET OPERATING REVENUE

The reconciliation between the revenue recognized for tax purposes and the revenue presented in the income statement for the year is as follows:

	12/31/2012	12/31/2011	12/31/2010
	Unaudited
Gross revenue for tax purposes	975,966	1,557,378	1,331,628
Less:
Taxes on sales	(228,429)	(360,297)	(303,666)
Sales returns	(10,668)	(17,177)	(8,770)
Discount to present value on installment sales	(5,928)	(11,467)	(7,919)
Net revenue recognized in the statement of income	730,941	1,168,437	1,011,273

(a)
Refers to the difference of criterion for recognition of sales for tax purposes (based on invoice issuance) and the accounting policy for revenue recognition (which requires the transfer of risks and rewards of ownership of goods to the customer).

18.	EXPENSES BY NATURE
As required by corporate law, the Company is required to present the income statement by function. Therefore, the analysis of operating expenses by nature is as follows:

	2012	2011	2010
	Unaudited
Raw materials and auxiliary materials	511,022	819,847	714,656
Depreciation and amortization	18,745	16,013	15,349
Personnel	84,730	102,782	69,763
Production freight	3,126	5,402	4,383
Freight on sales	18,446	33,300	23,347
Costs of outside services	21,825	28,120	23,030
Repairs	7,562	15,504	15,495
Rentals	4,731	5,780	5,494
Electric power	4,424	4,707	4,014
Other expenses	7,173	12,588	29,338
Total	681,784	1,044,043	904,869

These expenses were classified as follows in the statement of income (presented by function):

	2012	2011	2010
	Unaudited
Cost of sales and services	621,150	957,958	839,460
Selling expenses	35,650	50,215	34,721
General and administrative expenses	20,494	22,763	19,498
Other operating expenses, net	4,490	13,107	11,190
Total	681,784	1,044,043	904,869

19.	INCOME TAX AND SOCIAL CONTRIBUTION

Income tax and social contribution expense
The income tax and social contribution expense for the years ended December 31 is reconciled at statutory rates, as follows:

	2012	2011	2010
	IRPJ/CSLL	IRPJ/CSLL	IRPJ/CSLL
	Unaudited
Profit before income tax and social contribution	56,045	140,347	124,091
Applicable rate	34%	34%	34%
Income tax and social contribution at nominal rates	19,055	47,718	42,191
Effect of taxes on:
Interest on capital expense (*)	(4,555)	(4,131)	(3,261)
Industrial development program	(802)	(2,225)	(3,264)
Tax incentive – Fundopem	—	—	(4,000)
Other	(183)	768	310
Income tax and social contribution before deductions	13,515	42,130	31,976
Income tax deductions and other adjustments	(576)	(1,349)	(1,103)
Income tax and social contribution expense	12,939	40,781	30,873

Current income tax and social contribution	12,198	42,246	32,393
Deferred income tax and social contribution	741	(1,465)	(1,520)
* See note 16, Interest on Capital

Breakdown of deferred income tax and social contribution

	12/31/2012		12/31/2011		12/31/2010
Temporary differences	Temporary differences	Deferred taxes	Temporary differences	Deferred taxes	Temporary differences	Deferred taxes
	Unaudited
Accrued profit sharing:
- Employees	1,373	467	3,397	1,155	2,988	1,016
- Officers	1,601	544	3,683	1,252	3,005	1,022
- Directors	672	60	1,794	161	1,680	151
Provision for labor risks	922	314	782	266	150	51
Provision for warranty claims	2,010	684	1,885	641	2,135	726
Provision for employee termination	193	65	274	93	203	69
Deferred asset recorded for tax purposes	—	—	471	160	1,222	422
Allowance for inventory losses	200	68	152	52	2,606	886
Provision for freight on sales	763	259	—	—	—	—
Allowance for doubtful debts	750	255	538	183	152	52
Revenue recognition	184	63	999	340	52	18
Discount to present value Fundopem/Trade receivables and payables	(2,575)	(876)	—	—	—	—
Other temporary additions	613	209	491	167	323	110
Total assets	6,706	2,112	14,466	4,470	14,516	4,523

Incentive depreciation, Law 11774	(4,999)	(1,250)	(8,306)	(2,076)	(10,720)	(2,680)
Deemed cost of property, plant and equipment	(20,395)	(6,934)	(22,914)	(7,791)	(25,712)	(8,742)
Retirement benefit plan	(1,071)	(364)	(743)	(253)	(639)	(217)
Total liabilities	(26,465)	(8,548)	(31,963)	(10,120)	(37,071)	(11,639)
Net Effect		(6,436)		(5,650)		(7,116)

Movement in deferred income tax and social contribution

Temporary differences	Balances at 1/1/2012	Recognized in profit for the year	Recognized in other comprehensive income	Balances at 12/31/2012

Accrued profit sharing
- Employees	1,155	(688)	—	467
- Officers	1,252	(708)	—	544
- Directors	161	(101)		60
Provision for labor risks	266	48	—	314
Provision for warranty claims	641	43	—	684
Provision for employee termination	93	(28)	—	65
Deferred asset recorded for tax purposes	160	(160)	—	—
Allowance for inventory losses	52	16	—	68
Provision for freight on sales	—	259	—	259
Allowance for doubtful debts	183	72	—	255
Revenue recognition	340	(277)	—	63
Discount to present value Fundopem/Trade receivables and payables	—	(876)	—	(876)
Other temporary additions	167	42	—	209
Total assets	4,470	(2,358)		2,112

Incentive depreciation, Law 11,774	(2,077)	827	—	(1,250)
Deemed cost of property, plant and equipment	(7,791)	856	—	(6,934)
Pension plan	(253)	(66)	(45)	(364)
Total liabilities	(10,120)	1,617	(45)	(8,548)
Net effect	(5,650)			(6,436)
Total recognized in the year		(741)	(45)

Temporary differences	Balances at 1/1/2011	Recognized in profit for the year	Recognized in other comprehensive income	Balances at 12/31/2011

Accrued profit sharing
- Employees	1,016	139	—	1,155
- Officers	1,022	230	—	1,252
- Directors	151	10	—	161
Provision for tax, social security and labor risks	51	215	—	266
Provision for warranty claims	726	(85)	—	641
Provision for employee termination	69	24	—	93
Deferred asset recorded for tax purposes	422	(262)	—	160
Allowance for inventory losses	886	(834)	—	52
Allowance for doubtful debts	52	131	—	183
Revenue recognition	18	322	—	340
Other temporary additions	110	57	—	167
Total assets	4,523	(53)		4,470

Incentive depreciation, Law 11774	(2,680)	604	—	(2,076)
Deemed cost of property, plant and equipment	(8,742)	951	—	(7,791)
Retirement benefit plan	(217)	(37)	1	(253)
Total liabilities	(11,639)	1,518	1	(10,120)
Net effect	(7,116)			(5,650)
Total recognized in the year		1,465	1

Temporary differences	Balances on 1/1/2010	Recognized in profit for the year	Recognized in other comprehensive income	Balances at 12/31/2010

Accrued profit sharing
- Employees	811	205	—	1,016
- Officers	606	416	—	1,022
- Directors	85	66	—	151
Provision for tax, social security and labor risks	46	5	—	51
Provision for warranty claims	574	152	—	726
Provision for employee termination	52	17	—	69
Deferred asset recorded for tax purposes	422	—	—	422
Allowance for inventory losses	131	755	—	886
Provision for freight on sales	134	(134)	—	—
Allowance for doubtful debts	—	52	—	52
Revenue recognition	105	(87)	—	18
Other temporary additions	42	68	—	110
Total assets	3,008	1,515		4,523

Incentive depreciation, Law 11,774	(1,623)	(1,057)	—	(2,680)
Deemed cost of property, plant and equipment	(9,848)	1,106	—	(8,742)
Retirement benefit plan	(142)	(44)	(31)	(217)
Total liabilities	(11,613)	5	(31)	(11,639)
Net effect	(8,605)			(7,116)
Total recognized in the year		1,520	(31)

The Company offsets deferred tax assets and deferred tax liabilities because it related to income taxes levied by the same tax authority on the Company. The Company understands such presentation reflects better financial position as a standalone legal entity.

20.	FINANCE INCOME (EXPENSES)

Net finance income (expenses) for the years ended December 31 are as follows:

	2012	2011	2010
Finance income	Unaudited
Yield on short-term investments	8,977	18,337	10,982
Interest received and discounts obtained	427	555	243
Discount to present value - FUNDOPEN	3,381	—	—
Discount to present value of trade receivables	6,351	11,135	7,919
	19,136	30,027	19,144
Finance expenses
Interest on borrowings and financing	(7,907)	(8,820)	(8,340)
Bank expenses	(343)	(129)	(171)
Other	(734)	(586)	(253)
Discount to present value of trade payables	(2,506)	(5,178)	(4,071)
	(11,490)	(14,713)	(12,835)

Foreign exchange differences
Exchange gains	2,449	3,417	2,652
Exchange losses	(3,207)	(2,778)	(3,037)
	(758)	639	(385)
Finance income, net	6,888	15,953	5,924

21.	RETIREMENT BENEFIT PLAN
The Company is the co-sponsor of the pension fund RANDONPREV, together with other Randon companies, whose benefit plan is a defined contribution plan under the financial capitalization regime, with some supplementations of benefits for employees, not covered by the defined benefits. This minimum benefit is defined based on a percentage of the nominal salary per annum worked for the Company, credited in a lump sum at the beneficiary's account with RANDONPREV. The latest valuation of the plan assets and of the present value of the minimum benefit was performed at December 31, 2012 using the projected unit credit method and the determined balance of R$1,071 as at December 31, 2012 (R$761 as at December 31, 2011 and R$657 at December 31, 2010), corresponding to the Company's benefit, is recorded in assets. The Company filed an application to Previc in order to use this amount as deduction of future contributions, which is expected to begin in April 2013.

22.	SUBSEQUENT EVENTS

On April 29, 2013, Randon SA announced that it had signed the purchase and sale of shares representing 50% of the capital of Suspensys Automotive Systems. The total transaction amounts encompassed by $195 million (U.S. Dollar).

(2) Financial Statement Schedule for the years ended September 30, 2012, 2011 and 2010. The following schedule was filed as part of the Annual Report filed with the SEC on November 21, 2012:

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

*10-b-3
Description of Performance Goals for fiscal year 2013 Established in connection with Cash Performance Plans under Long Term Incentive Plans, filed as Exhibit 10-b-3 to Meritor's 2012 Form 10-K for the fiscal year ended September 30, 2012, is incorporated herein by reference.

*10-b-4
Description of Annual Incentive Goals Established for Fiscal year 2013 under the Incentive Compensation Plan, filed as Exhibit 10-b-4 to Meritor's 2012 Form 10-K for the fiscal year ended September 30, 2012, is incorporated herein by reference.

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

*10-d	Description of Compensation of Non-Employee Directors, filed as Exhibit 10-d to Meritor's 2012 Form 10-K for the fiscal year ended September 30, 2012, is incorporated herein by reference.

*10-e	2004 Directors Stock Plan, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004 (File No. 1-15983), is incorporated herein by reference.

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

10-m-9
Amendment No. 3 effective as of September 28, 2012 to the Receivables Purchase Agreement dated as of October 29, 2010, as amended (as so amended, the “Receivables Purchase Agreement), with an affiliate of Nordea Bank AB known as Viking Asset Purchaser No 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey, as purchaser (“Viking”), and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-m-9 to Meritor's 2012 Form 10-K for the fiscal year ended September 30, 2012, is incorporated herein by reference.

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

12	Computation of ratio of earnings to fixed charges, filed as Exhibit 12 to Meritor's 2012 Form 10-K for the fiscal year ended September 30, 2012, is incorporated herein by reference.

21	List of Subsidiaries of Meritor, Inc., filed as Exhibit 21 to Meritor's 2012 Form 10-K for the fiscal year ended September 30, 2012, is incorporated herein by reference.

23-a
Consent of Vernon G. Baker, II, Esq., Senior Vice President and General Counsel, filed as Exhibit 23-a to Meritor's 2012 Form 10-K for the fiscal year ended September 30, 2012, is incorporated herein by reference.

23-b
Consent of Deloitte & Touche LLP, independent registered public accounting firm, filed as Exhibit 23-b to Meritor's 2012 Form 10-K for the fiscal year ended September 30, 2012, is incorporated herein by reference.

23-c	Consent of Bates White LLC, filed as Exhibit 23-c to Meritor's 2012 Form 10-K for the fiscal year ended September 30, 2012, is incorporated herein by reference.

23-d	Consent of Deloitte Touche Tohmatsu Auditores Independentes relating to the financial statements of Master Sistemas Automotivos Ltda.#

23-e	Consent of Deloitte Touche Tohmatsu Auditores Independentes relating to the financial statements of Suspensys Sistemas Automotivos Ltda.#

24
Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of Meritor, filed as Exhibit 24 to Meritor's 2012 Form 10-K for the fiscal year ended September 30, 2012, is incorporated herein by reference.

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

MERITOR, INC.

By:	/s/ Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer

Date: May 3, 2013