Form 10-Q
period 2013-03-31
MERITOR INC
filed 2013-05-03
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
97,446,316 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on March 31, 2013.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(Unaudited)
Sales	$908	$1,160	$1,799	$2,319
Cost of sales	(813)	(1,026)	(1,621)	(2,079)
GROSS MARGIN	95	134	178	240
Selling, general and administrative	(65)	(72)	(127)	(137)
Restructuring costs	(11)	(3)	(17)	(27)
Other operating expense	(1)	(1)	(2)	(2)
OPERATING INCOME	18	58	32	74
Other income, net	—	1	—	5
Equity in earnings of affiliates	10	14	19	29
Interest expense, net	(25)	(23)	(54)	(47)
INCOME (LOSS) BEFORE INCOME TAXES	3	50	(3)	61
Provision for income taxes	(7)	(17)	(17)	(37)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(4)	33	(20)	24
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(9)	(5)	(18)
NET INCOME (LOSS)	(4)	24	(25)	6
Less: Net income attributable to noncontrolling interests	—	(4)	—	(8)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(4)	$20	$(25)	$(2)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income (loss) from continuing operations	$(4)	$29	$(20)	$16
Loss from discontinued operations	—	(9)	(5)	(18)
Net income (loss)	$(4)	$20	$(25)	$(2)
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.04)	$0.30	$(0.20)	$0.17
Discontinued operations	—	(0.09)	(0.05)	(0.19)
Basic earnings (loss) per share	$(0.04)	$0.21	$(0.25)	$(0.02)
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.04)	$0.30	$(0.20)	$0.17
Discontinued operations	—	(0.09)	(0.05)	(0.19)
Diluted earnings (loss) per share	$(0.04)	$0.21	$(0.25)	$(0.02)

Basic average common shares outstanding	97.2	96.3	96.9	95.4
Diluted average common shares outstanding	97.2	97.2	96.9	97.2

See notes to consolidated financial statements.

MERITOR, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(Unaudited)
Net income (loss) attributable to Meritor, Inc.	$(4)	$20	$(25)	$(2)
Other comprehensive income (loss):
Foreign currency translation adjustments	3	11	(2)	9
Pension and other postretirement benefit related adjustments	(2)	2	(2)	2
Unrealized gains (losses) on investments:
Unrealized loss on investments and foreign exchange contracts	1	1	—	—
Reclassification adjustment for gain on sale of investments	—	—	—	(2)
Other comprehensive income (loss)	2	14	(4)	9
Comprehensive income (loss) attributable to Meritor, Inc.	(2)	34	(29)	7
Comprehensive income attributable to noncontrolling interest	—	5	1	8
Total comprehensive income (loss)	$(2)	$39	$(28)	$15

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2013	September 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117	$257
Receivables, trade and other, net	555	542
Inventories	420	438
Other current assets	54	61
TOTAL CURRENT ASSETS	1,146	1,298
NET PROPERTY	395	417
GOODWILL	427	433
OTHER ASSETS	369	353
TOTAL ASSETS	$2,337	$2,501
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$25	$18
Accounts payable	616	697
Other current liabilities	297	313
TOTAL CURRENT LIABILITIES	938	1,028
LONG-TERM DEBT	1,030	1,042
RETIREMENT BENEFITS	1,056	1,075
OTHER LIABILITIES	327	338
EQUITY (DEFICIT):
Common stock (March 31, 2013 and September 30, 2012, 97.4 and 96.5 shares issued and outstanding, respectively)	97	96
Additional paid-in capital	910	901
Accumulated deficit	(1,130)	(1,105)
Accumulated other comprehensive loss	(919)	(915)
Total deficit attributable to Meritor, Inc.	(1,042)	(1,023)
Noncontrolling interests	28	41
TOTAL DEFICIT	(1,014)	(982)
TOTAL LIABILITIES AND DEFICIT	$2,337	$2,501

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended March 31,
	2013	2012
	(Unaudited)
OPERATING ACTIVITIES
CASH USED FOR OPERATING ACTIVITIES (See Note 10)	$(109)	$(46)
INVESTING ACTIVITIES
Capital expenditures	(23)	(43)
Proceeds from sale of property	—	18
Other investing activities	—	(2)
Net investing cash flows used for continuing operations	(23)	(27)
Net investing cash flows provided by discontinued operations	6	28
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(17)	1
FINANCING ACTIVITIES
Borrowings on accounts receivable securitization program, net	—	19
Repayment of notes and term loan	(236)	(84)
Proceeds from debt issuance	225	—
Debt issuance costs	(6)	—
Other financing activities	2	—
CASH USED FOR FINANCING ACTIVITIES	(15)	(65)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1	2
CHANGE IN CASH AND CASH EQUIVALENTS	(140)	(108)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	257	217
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$117	$109

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2012	$96	$901	$(1,105)	$(915)	$(1,023)	$41	$(982)
Comprehensive income (loss)	—	—	(25)	(4)	(29)	1	(28)
Vesting of restricted stock	1	(1)	—	—	—	—	—
Repurchase of convertible notes	—	(2)	—	—	(2)	—	(2)
Issuance of convertible notes	—	9	—	—	9	—	9
Equity based compensation expense	—	3	—	—	3	—	3
Non-controlling interest dividends	—	—	—	—	—	(14)	(14)
Ending Balance at March 31, 2013	$97	$910	$(1,130)	$(919)	$(1,042)	$28	$(1,014)

Beginning balance at September 30, 2011	$94	$897	$(1,157)	$(829)	$(995)	$34	$(961)
Comprehensive income (loss)	—	—	(2)	9	7	8	15
Issuance of restricted stock	2	(2)	—	—	—	—	—
Equity based compensation expense	—	3	—	—	3	—	3
Other	—	—	—	—	—	(2)	(2)
Ending Balance at March 31, 2012	$96	$898	$(1,159)	$(820)	$(985)	$40	$(945)

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
In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2012. The results of operations for the three and six months ended March 31, 2013, are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30. The second quarter of fiscal years 2013 and 2012 ended on March 31, 2013 and April 1, 2012, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and March 31 are used consistently throughout this report to represent the fiscal year end and second quarter end, respectively.
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
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Basic average common shares outstanding	97.2	96.3	96.9	95.4
Impact of stock options	—	—	—	—
Impact of restricted shares and share units	—	0.9	—	1.8
Diluted average common shares outstanding	97.2	97.2	96.9	97.2
For the three and six months ended March 31, 2012, options to purchase 0.7 million shares of common stock were excluded from the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would be anti-dilutive. The potential effects of stock options and restricted shares and share units were excluded from the diluted earnings per share calculation for the three and six months ended March 31, 2013 because their inclusion in a net loss period would reduce the net loss per share. Therefore at March 31, 2013, options to purchase 0.5 million shares of common stock were excluded from the computation of diluted earnings per share. In addition, 0.4 million shares of restricted stock were excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2013, respectively. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the stock price at the end of the quarter is less than the conversion price.

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
Accounting standards to be implemented
In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As such, ASU 2013-01 will be effective October 1, 2013 for the company and will be applied prospectively. The company does not believe the adoption will have a significant impact on the company's consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income be presented on the financial statements or in a note to the financial statements. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. As such, ASU 2013-02 will be effective October 1, 2013 for the company and will be applied prospectively. The company does not believe the adoption will have a significant impact on the company's consolidated financial statements.
4. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Sales	$—	$—	$—	$2

Loss before income taxes	$—	$(10)	(5)	(19)
Benefit for income taxes	—	1	—	1
Loss from discontinued operations attributable to Meritor, Inc.	$—	$(9)	$(5)	$(18)
     Loss from discontinued operations for the six months ended March 31, 2013 was primarily due to environmental remediation costs. Loss from discontinued operations for the three and six months ended March 31, 2012 related to changes in estimates and adjustments related to certain assets and liabilities retained from previously divested businesses and indemnities provided at the time of sale.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Goodwill
As discussed in Note 22, "Business Segment Information," the company reorganized its management reporting structure in the first quarter of fiscal year 2013 resulting in two reportable segments. The company reviews goodwill for impairment annually during the fourth quarter of the fiscal year, or whenever events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The company tests goodwill for impairment at a level of reporting referred to as a reporting unit, which is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. When two or more components of an operating segment have similar economic characteristics, the components are aggregated and deemed a single reporting unit. An operating segment is deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component.

As a result of the change in reporting segments, the company's reporting units changed. The Commercial Truck and Industrial segment now contains two reporting units. The Aftermarket and Trailer segment remains a single reporting unit. Goodwill was reassigned to the new reporting units using a relative fair value allocation. Giving specific consideration to the changes in reporting units, the company did not observe any factors which caused the company to believe that goodwill is more likely than not impaired.
A summary of the changes in the carrying value of goodwill by reportable segment is presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Commercial Truck	Industrial	Total
Balance at September 30, 2012	$—	$171	$153	$109	$433
Segment reorganization	262	—	(153)	(109)	—
Foreign currency translation	(4)	(2)	—	—	(6)
Balance at March 31, 2013	$258	$169	$—	$—	$427

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Restructuring Costs
     At both March 31, 2013 and September 30, 2012, $18 million and $15 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the six months ended March 31, 2013 and 2012 are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Balance at September 30, 2012	$15	$—	$—	$15
Activity during the period:
Charges to continuing operations	15	1	1	17
Asset write-offs	—	(1)	—	(1)
Cash payments – continuing operations	(12)	—	—	(12)
Other	—	—	(1)	(1)
Total restructuring reserves at March 31, 2013	18	—	—	18
Less: non-current restructuring reserves	(3)	—	—	(3)
Restructuring reserves – current, at March 31, 2013	$15	$—	$—	$15

Balance at September 30, 2011	$19	$—	$—	$19
Activity during the period:
Charges to continuing operations	6	19	2	27
Charges to discontinued operations(1)	—	—	1	1
Asset write-offs	(1)	(19)	—	(20)
Cash payments – continuing operations	(9)	—	(1)	(10)
Cash payments – discontinued operations	(1)	—	(1)	(2)
Total restructuring reserves at March 31, 2012	14	—	1	15
Less: non-current restructuring reserves	(5)	—	—	(5)
Restructuring reserves – current, at March 31, 2012	$9	$—	$1	$10

(1)	Charges to discontinued operations are included in loss from discontinued operations in the consolidated statement of operations.
Variable Labor Reductions: The company is executing a global variable labor headcount reduction plan intended to reduce labor and other costs in response to market conditions. As part of this action, the company expects to eliminate 375 hourly and 50 salaried positions and incur approximately $9 million of restructuring costs in the Commercial Truck & Industrial segment. The company has recognized cumulative costs of approximately $8 million, primarily severance benefits, as of March 31, 2013, of which approximately $5 million was recognized in fiscal year 2012 and $3 million was recognized in fiscal year 2013. The remaining restructuring costs for this program are expected to be incurred in fiscal year 2013.
Remanufacturing Consolidation: During the first quarter of fiscal year 2013, the company announced the planned consolidation of its remanufacturing operations in the Aftermarket & Trailer segment resulting in the upcoming closure of one remanufacturing plant in Canada. The closure will result in the elimination of 85 hourly positions including approximately 65 positions which will be transferred to the company's facility in Indiana. The company expects to incur approximately $4 million of restructuring costs in relation to this program related to employee severance and a lease termination. During the six months ended March 31, 2013, the company recorded cumulative restructuring charges of approximately $2 million associated with employee severance charges and lease termination costs.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Reorganization and Asia Pacific Realignment: On November 12, 2012, the company announced a revised management reporting structure resulting in two business segments to drive efficiencies. On January 8, 2013, the company announced restructuring actions related to its business segment rationalization. On March 26, 2013, the company announced plans to restructure its Commercial Truck & Industrial segment in China resulting in the transfer of manufacturing operations from the Wuxi, China facility to the company's off-highway facility in China.

The company currently estimates charges in the range of $20 million to $25 million associated with these restructuring actions, which are expected to be incurred by the end of the fiscal year 2013. Of these charges, $15 million are expected to be for employee severance costs associated with the elimination of 200 salaried positions (including contract employees) and 50 hourly positions, $6 million related to lease terminations, and the remainder associated with other exit costs. The company has recognized cumulative costs of approximately $12 million under these actions. During the six months ended March 31, 2013, the company recorded employee severance charges and other exit costs of approximately $6 million and $3 million in the Commercial Truck & Industrial and Aftermarket & Trailer segments, respectively, as well as approximately $3 million at our corporate locations primarily for employee severance benefits.
Performance Plus: During fiscal year 2007, the company launched a long-term profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s continuing operations recognized restructuring costs in its Commercial Truck & Industrial business segment of $24 million in the first six months of fiscal year 2012 related to Performance Plus. These costs include $19 million of non-cash charges, including an impairment charge of $17 million for assets held for sale at December 31, 2011. In connection with the then planned sale of St. Priest, France manufacturing facility to Renault Trucks SAS, the company classified certain assets and associated liabilities as held for sale (collectively the “Disposal Group”) at December 31, 2011. Upon comparing the carrying value of the Disposal Group to its fair value less cost to sell, an impairment was identified. The sale of the Disposal Group was completed on January 2, 2012. In addition, other restructuring charges of approximately $5 million (including $1 million in the second quarter of fiscal year 2012) associated with employee headcount reduction and plant rationalization costs were recognized in connection with the sale of the disposal group.
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
7. Other Income, Net
     Other income, net for the six months ended March 31, 2012 included a $3 million non-operating gain related to the sale of the company’s remaining ownership interest in Gabriel India, Ltd during the prior year's first fiscal quarter. The company’s ownership interest in Gabriel India, Ltd was a legacy investment accounted for under the cost method that the company deemed non-core upon the completion of the sale of its light vehicle businesses.
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

Index

For the first six months of fiscal years 2013 and 2012, the company had approximately $52 million, respectively, of net pre-tax losses in tax jurisdictions in which a tax benefit is not recorded. Losses arising from these jurisdictions resulted in increasing the valuation allowance, rather than reducing income tax expense.
9. Accounts Receivable Factoring & Securitization
     Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement, which was renewed on June 19, 2012 and which now terminates on June 28, 2013, the company can sell up to, at any point in time, €150 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €103 million ($133 million) and €119 million ($154 million) of this accounts receivable factoring facility as of March 31, 2013 and September 30, 2012, respectively.
U.S. Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, which was renewed on September 28, 2012, and which now terminates on October 29, 2013, the company can sell up to, at any point in time, €65 million ($83 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €40 million ($51 million) and €51 million ($66 million) of this accounts receivable factoring facility as of March 31, 2013 and September 30, 2012, respectively.
     The above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through October 2013. The commitments are subject to standard terms and conditions for these types of arrangements. The company believes both facilities will be successfully renewed prior to maturity.
     United Kingdom Factoring Facility: The company entered into an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which was renewed on January 24, 2013 and now expires in February 2018, the company can sell up to, at any point in time, €25 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €6 million ($8 million) and €9 million ($12 million) of this accounts receivable factoring facility as of March 31, 2013 and September 30, 2012, respectively. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     Italy Factoring Facility: The company entered into an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €9 million ($11 million) and €13 million ($16 million) of this accounts receivable factoring facility as of March 31, 2013 and September 30, 2012. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $10 million and $7 million at March 31, 2013 and September 30, 2012, respectively.
     Total costs associated with all of the off-balance sheet arrangements described above were $3 million and $6 million in the six months ended March 31, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     On-balance sheet arrangements
The company has a $100 million U.S. accounts receivables securitization facility, which expires on June 18, 2015. This program is provided by PNC Bank, National Association (PNC), as Administrator, Market Street Funding, LLC, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company's U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At March 31, 2013, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to the company's priority-debt-to-EBITDA ratio, which is the same as the corresponding covenant in the company's revolving credit facility as it exists on the date of the agreement and a cross default to the revolving credit facility. At March 31, 2013, the company was in compliance with all covenants under its credit agreement (see Note 17).
10. Operating Cash Flow
The reconciliation of net income (loss) to cash flows used for operating activities is as follows (in millions):

	Six Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$(25)	$6
Less: Loss from discontinued operations, net of tax	(5)	(18)
Income (loss) from continuing operations	(20)	24
Adjustments to income (loss) from continuing operations to arrive at cash used for operating activities:
Depreciation and amortization	33	33
Restructuring costs	17	27
Loss on debt extinguishment	5	—
Equity in earnings of affiliates	(19)	(29)
Pension and retiree medical expense	22	26
Other adjustments to income from continuing operations	7	7
Dividends received from affiliates	7	8
Pension and retiree medical contributions	(48)	(50)
Restructuring payments	(12)	(10)
Changes in off-balance sheet accounts receivable factoring	(44)	8
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	(44)	(82)
Operating cash flows used for continuing operations	(96)	(38)
Operating cash flows used for discontinued operations	(13)	(8)
CASH USED FOR OPERATING ACTIVITIES	$(109)	$(46)

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	March 31, 2013	September 30, 2012
Finished goods	$172	$185
Work in process	50	48
Raw materials, parts and supplies	198	205
Total	$420	$438
12. Other Current Assets
     Other current assets are summarized as follows (in millions):

	March 31, 2013	September 30, 2012
Current deferred income tax assets, net	$23	$27
Asbestos-related recoveries (see Note 20)	11	11
Deposits and collateral	5	4
Prepaid and other	15	19
Other current assets	$54	$61
13. Net Property
     Net property is summarized as follows (in millions):

	March 31, 2013	September 30, 2012
Property at cost:
Land and land improvements	$36	$39
Buildings	224	253
Machinery and equipment	899	909
Company-owned tooling	150	156
Construction in progress	49	65
Total	1,358	1,422
Less accumulated depreciation	(963)	(1,005)
Net property	$395	$417

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Other Assets
     Other assets are summarized as follows (in millions):

	March 31, 2013	September 30, 2012
Investments in non-consolidated joint ventures	$175	$169
Asbestos-related recoveries (see Note 20)	63	63
Non-current deferred income tax assets, net	13	12
Unamortized debt issuance costs	30	29
Capitalized software costs, net	30	29
Prepaid pension costs	22	11
Other	36	40
Other assets	$369	$353
In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.
The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At March 31, 2013, the company’s investment in the joint venture was $36 million representing the company’s maximum exposure to loss. This amount is included in investments in non-consolidated joint ventures in the table above.
15. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	March 31, 2013	September 30, 2012
Compensation and benefits	$122	$136
Income taxes	14	15
Taxes other than income taxes	39	41
Accrued interest	10	5
Product warranties	17	16
Restructuring (see Note 6)	15	11
Asbestos-related liabilities (see Note 20)	19	19
Other	61	70
Other current liabilities	$297	$313

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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Six Months Ended March 31,
	2013	2012
Total product warranties – beginning of period	$44	$48
Accruals for product warranties	12	10
Payments	(8)	(7)
Change in estimates and other	(2)	(5)
Total product warranties – end of period	46	46
Less: Non-current product warranties	(29)	(29)
Product warranties – current	$17	$17
16. Other Liabilities
Other liabilities are summarized as follows (in millions):

	March 31, 2013	September 30, 2012
Asbestos-related liabilities (see Note 20)	$93	$93
Non-current deferred income tax liabilities	98	101
Liabilities for uncertain tax positions	25	27
Product warranties (see Note 15)	29	28
Environmental	10	10
Indemnity obligations	28	32
Other	44	47
Other liabilities	$327	$338
17. Long-Term Debt
     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	March 31, 2013	September 30, 2012
8-1/8 percent notes due 2015	$250	$250
10-5/8 percent notes due 2018 (net of original issuance discount of $3)	247	247
4.625 percent convertible notes due 2026(1)	55	300
4.0 percent convertible notes due 2027(1)	200	200
7.875 percent convertible notes due 2026(1) (net of original issuance discount of $25)	225	—
Term loan	95	98
Lines of credit and other	20	13
Unamortized gain on interest rate swap termination	9	10
Unamortized discount on convertible notes	(46)	(58)
Subtotal	1,055	1,060
Less: current maturities	(25)	(18)
Long-term debt	$1,030	$1,042

(1)	The 4.625 percent, 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016, 2019 and 2020, respectively.

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
  The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of the company's priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1.00 as of the last day of the fiscal quarter commencing with the fiscal quarter ending on or about March 31, 2012 through and including the fiscal quarter ending on or about September 30, 2012, (ii) 2.25 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending on or about December 31, 2012 through and including the fiscal quarter ending on or about September 30, 2013, and (iii) 2.00 to 1.00 as of the last day of each fiscal quarter thereafter. At March 31, 2013, the company was in compliance with all covenants under its credit agreement with a ratio of approximately 0.61x for the priority debt-to-EBITDA covenant.
     Availability under the amended and extended revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At March 31, 2013, the revolving credit facility was collateralized by approximately $589 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company's current corporate credit rating for senior secured facilities. At March 31, 2013, the margin over LIBOR rate was 425 basis points and the commitment fee was 50 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 325 basis points.
Certain of the company's subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company's indentures (see Note 24).
No borrowings were outstanding under the revolving credit facility at March 31, 2013 and September 30, 2012. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At March 31, 2013, no letters of credit were outstanding under the revolving credit facility, while $1 million in letters of credit were outstanding on September 30, 2012.
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
Term Loan
     As part of the amendment and restatement of the revolving credit facility, on April 23, 2012, the company entered into a $100 million term loan agreement with a maturity date of April 23, 2017. The maturity date of April 23, 2017 is also subject to the springing maturity condition discussed under "Revolving Credit Facility" above. The term loan will amortize over a period of 5 years from the effective date as follows: $5 million principal to be repaid during year one, $10 million principal to be repaid in each of the years two, three and four; and the remaining principal balance to be paid in year five. Payments will be made on a quarterly basis for the duration of the term loan. As of March 31, 2013, the margin over LIBOR rate was 425 basis points. The company has the ability to prepay the term loan at any time without penalty or premium. At March 31, 2013, the outstanding balance on the term loan was $95 million.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital Leases
     On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 575 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of March 31, 2013, the company had $12 million outstanding under these arrangements.
Letter of Credit Facilities
The company entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. There were $27 million and $30 million of letters of credit outstanding under this facility at March 31, 2013 and September 30, 2012, respectively. In addition, the company had another $9 million and $18 million of letters of credit outstanding through other letter of credit facilities at March 31, 2013 and September 30, 2012, respectively.
Accounts Receivable Securitization

The company has a $100 million U.S. accounts receivables securitization facility, which expires on June 18, 2015. This program is provided by PNC Bank, National Association (PNC), as Administrator, Market Street Funding, LLC, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company's U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At March 31, 2013, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to the company's priority-debt-to-EBITDA ratio, which is identical to the corresponding covenant in the company's revolving credit facility as it exists on the date of the agreement. In addition, this securitization program contains and a cross default to the company's revolving credit facility. The weighted average interest rate on borrowings under this arrangement was approximately 1.55 percent at March 31, 2013.
18. Financial Instruments
     Fair values of financial instruments are summarized as follows (in millions):

	March 31, 2013		September 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$117	$117	$257	$257
Short-term debt	25	23	18	17
Long-term debt	1,030	1,081	1,042	1,036
Foreign exchange forward contracts (asset)	2	2	3	3
Foreign exchange forward contracts (liability)	—	—	1	1

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
Fair value of financial instruments by the valuation hierarchy at March 31, 2013 is as follows (in millions):

	Level 1	Level 2	Level 3
Short-term debt	$—	$—	$23
Long-term debt	—	991	90
Foreign exchange forward contracts (asset)	—	2	—
Foreign exchange forward contracts (liability)	—	—	—

Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at March 31, 2013 or September 30, 2012.
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
19. Retirement Benefit Liabilities
     Retirement benefit liabilities consisted of the following (in millions):

	March 31, 2013	September 30, 2012
Retiree medical liability	$557	$559
Pension liability	522	540
Other	25	24
Subtotal	1,104	1,123
Less: current portion (included in compensation and benefits, Note 15)	(48)	(48)
Retirement benefit liabilities	$1,056	$1,075

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended March 31 are as follows:

	2013		2012
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$—	$1	$—	$—
Interest cost	22	5	23	6
Assumed return on plan assets	(28)	—	(26)	—
Amortization of prior service costs	—	(2)	—	(2)
Recognized actuarial loss	6	6	5	6
Settlement charge	2	—	—	—
Total expense	$2	$10	$2	$10

The components of net periodic pension and retiree medical expense included in continuing operations for the six months ended March 31 are as follows:

	2013		2012
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$1	$1	$1	$—
Interest cost	43	10	46	12
Assumed return on plan assets	(57)	—	(52)	—
Amortization of prior service costs	—	(4)	—	(4)
Recognized actuarial loss	13	13	10	13
Settlement charge	2	—	—	—
Total expense	$2	$20	$5	$21

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
     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at March 31, 2013 to be approximately $19 million, of which $2 million is recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at March 31, 2013 to be approximately $42 million, of which $18 million is recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0.25 to 3 percent and is approximately $10 million at March 31, 2013. The undiscounted estimate of these costs is approximately $11 million.
     Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2012	$2	$15	$17
Payments and other	(1)	(3)	(4)
Accruals(1)	1	6	7
Balance at March 31, 2013	$2	$18	$20

(1)	Includes $5 million recognized in loss from discontinued operations in the consolidated statement of operations.
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
Asbestos
     Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 5,000 pending asbestos-related claims at March 31, 2013 and September 30, 2012. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2013	September 30, 2012
Pending and future claims	$75	$75
Asbestos-related insurance recoveries	67	67
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
     Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next ten years of $72 million to $88 million. Maremont recognized a liability of $75 million at March 31, 2013 and September 30, 2012. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.
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
Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $67 million as of March 31, 2013 and September 30, 2012. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

Index
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
     Rockwell International (Rockwell) — ArvinMeritor, Inc. (AM), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. At March 31, 2013 and September 30, 2012, there were approximately 2,500 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants. A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will likely never identify any of Rockwell’s products. Historically, AM has been dismissed from the vast majority of similar claims filed in the past with no payment to claimants. For those claimants who do show that they worked with Rockwell’s products, management nevertheless believes it has meritorious defenses, in substantial part due to the integrity of the products involved and the lack of any impairing medical condition on the part of many claimants. For these reasons, the company does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liabilities. The company defends these cases vigorously.
     Rockwell's asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	March 31, 2013	September 30, 2012
Pending and future claims	$37	$37
Asbestos-related insurance recoveries	7	7
The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Bates White provided an estimate of the reasonably possible range of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $37 million to $45 million. The company recognized a liability of $37 million at March 31, 2013 and September 30, 2012. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
     Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are currently being disputed. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. Based on consultation with advisors and underlying analysis performed by management, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $7 million at March 31, 2013 and September 30, 2012. If the assumptions with respect to the estimation period, nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.
Indemnifications
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At March 31, 2013 and September 30, 2012, the remaining estimated liability for this matter was approximately $19 million.
     The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration.
On January 3, 2011, the company completed the sale of its Body Systems business. The sale agreement contains certain customary representations, warranties and covenants of the seller and the purchaser. The agreement also includes provisions governing post-closing indemnities between the seller and the purchaser for losses arising from specified events. At March 31, 2013 and September 30, 2012 the company has recognized estimates for such indemnities, primarily related to income tax matters, of $3 million and $4 million, respectively. This amount is included in other liabilities in the accompanying condensed consolidated balance sheet.
In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company's estimated exposure under these indemnities at March 31, 2013 and September 30, 2012 is approximately $11 million and $14 million, respectively, and is included in other current liabilities and other liabilities in the condensed consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.

Index
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
The company is evaluating certain sale transactions to determine if value added tax was required to be remitted to certain tax jurisdictions for the tax years 2007 through 2012. The company's estimated reasonably possible exposure for this matter is $6 million to $9 million. The company recorded $6 million as its estimate of the probable liability at March 31, 2013 and September 30, 2012.
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
21. Accumulated Other Comprehensive Loss (AOCL)
     The components of AOCL as reported in the consolidated balance sheet are as follows (in millions):

	March 31, 2013	September 30, 2012
Foreign currency translation	$91	$93
Employee benefit related adjustments	(1,012)	(1,010)
Unrealized gains, net	2	2
Accumulated Other Comprehensive Loss	$(919)	$(915)

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
      The company has two reportable segments at March 31, 2013, as follows:

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

Index
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
     Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Three Months Ended March 31, 2013
External Sales	$689	$219	$—	$908
Intersegment Sales	23	5	(28)	—
Total Sales	$712	224	$(28)	$908
Three Months Ended March 31, 2012
External Sales	$924	$236	$—	$1,160
Intersegment Sales	28	7	(35)	—
Total Sales	$952	243	$(35)	$1,160
	Commercial Truck	Aftermarket & Trailer	Eliminations	Total
Six Months Ended March 31, 2013
External Sales	$1,383	$416	$—	$1,799
Intersegment Sales	44	11	(55)	—
Total Sales	$1,427	$427	$(55)	$1,799
Six Months Ended March 31, 2012
External Sales	$1,872	$447	$—	$2,319
Intersegment Sales	55	14	(69)	—
Total Sales	$1,927	$461	$(69)	$2,319

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Segment EBITDA:
Commercial Truck & Industrial	$37	$75	$71	$136
Aftermarket & Trailer	22	24	35	41
Segment EBITDA	59	99	106	177
Unallocated legacy and corporate costs, net(1)	(1)	(4)	(2)	(3)
Interest expense, net	(25)	(23)	(54)	(47)
Provision for income taxes	(7)	(17)	(17)	(37)
Depreciation and amortization	(17)	(16)	(33)	(33)
Loss on sale of receivables	(2)	(3)	(3)	(6)
Restructuring costs	(11)	(3)	(17)	(27)
Noncontrolling interests	—	(4)	—	(8)
Income (loss) from continuing operations attributable to Meritor, Inc.	$(4)	$29	$(20)	$16

(1)
Unallocated legacy and corporate costs, net represent items that are not directly related to our business segments and include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability matters.

Segment Assets:	March 31, 2013	September 30, 2012
Commercial Truck & Industrial(1)	$1,737	$—
Aftermarket & Trailer	469	505
Commercial Truck (1)	—	1,341
Industrial(1)	—	423
Total segment assets	2,206	2,269
Corporate(2)	344	487
Less: Accounts receivable sold under off-balance sheet factoring programs(3)	(213)	(255)
Total assets	$2,337	$2,501

(1)	In fiscal year 2013, the company reorganized its management structure resulting in two reportable segments.

(2)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(3)
At March 31, 2013 and September 30, 2012 segment assets include $213 million and $255 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (See Note 9). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

23. Subsequent Events
On April 29, 2013, subsidiaries of the company entered into a purchase and sale agreement (the “Agreement”) to sell the company's overall 50 percent ownership interest in Suspensys Sistemas Automotivos LTDA (the “Suspensys JV”) to the company's joint venture partner, Randon S.A. Implementos E Participações (“Randon”). The Suspensys JV was formed in 2002 and is primarily engaged in the manufacture and sale of air and mechanical suspension systems for trucks, buses and trailers, trailer axles, third axles, hubs and drums for trucks, buses and trailers.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The purchase price for the sale is $195 million, which is composed of $190 million in cash (approximately $5 million of which is expected be in the form of a pre-closing cash dividend) and $5 million in lease abatements for a facility in Brazil leased by one of the sellers from Randon. The Agreement is subject to regulatory approvals (including the clearance of applicable competition law waiting periods in Brazil). The sale is expected to be consummated as soon as practicable after closing conditions are met and in any event by September 1, 2013. Under the Agreement, the closing date will be automatically extended to the extent the closing conditions have not been met (provided such conditions are not in the control of the parties) and in any event can be extended by mutual agreement of the parties. As a result of this transaction, the company is expecting to record a gain on sale.

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

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPRHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$355	$553	$—	$908
Subsidiaries	—	33	20	(53)	—
Total sales	—	388	573	(53)	908
Cost of sales	(14)	(335)	(517)	53	(813)
GROSS MARGIN	(14)	53	56	—	95
Selling, general and administrative	(23)	(21)	(21)	—	(65)
Restructuring costs	(3)	(3)	(5)	—	(11)
Other operating expense	(1)	—	—	—	(1)
OPERATING INCOME (LOSS)	(41)	29	30	—	18
Other income (loss), net	39	(13)	(26)	—	—
Equity in earnings of affiliates	—	5	5	—	10
Interest income (expense), net	(32)	8	(1)	—	(25)
INCOME (LOSS) BEFORE INCOME TAXES	(34)	29	8	—	3
Provision for income taxes	—	(1)	(6)	—	(7)
Equity income (loss) from continuing operations of subsidiaries	30	(4)	—	(26)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(4)	24	2	(26)	(4)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	$—	$—	$—	$—
Net income (loss)	(4)	24	2	(26)	(4)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(4)	$24	$2	$(26)	$(4)
Other comprehensive income (loss)	3	(16)	15	—	2
Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Total comprehensive income (loss)	$(1)	$8	$17	$(26)	$(2)

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPRHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$448	$712	$—	$1,160
Subsidiaries	—	40	24	(64)	—
Total sales	—	488	736	(64)	1,160
Cost of sales	(13)	(418)	(659)	64	(1,026)
GROSS MARGIN	(13)	70	77	—	134
Selling, general and administrative	(21)	(24)	(27)	—	(72)
Restructuring costs	—	—	(3)	—	(3)
Other operating expense	—	—	(1)	—	(1)
OPERATING INCOME (LOSS)	(34)	46	46	—	58
Other income (loss), net	41	(8)	(32)	—	1
Equity in earnings of affiliates	—	10	4	—	14
Interest income (expense), net	(30)	5	2	—	(23)
INCOME (LOSS) BEFORE INCOME TAXES	(23)	53	20	—	50
Benefit (provision) for income taxes	(1)	(2)	(14)	—	(17)
Equity income (loss) from continuing operations of subsidiaries	53	(2)	—	(51)	—
INCOME FROM CONTINUING OPERATIONS	29	49	6	(51)	33
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(9)	$(2)	$—	$2	$(9)
NET INCOME	20	47	6	(49)	24
Less: Net income attributable to noncontrolling interests	—	—	(4)	—	(4)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$20	$47	$2	$(49)	$20
Other comprehensive income (loss)	(4)	14	4	—	14
Comprehensive income (loss) attributable to noncontrolling interests	—	—	5	—	5
Total comprehensive income (loss)	$16	$61	$11	$(49)	$39

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPRHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Six Months Ended March 31, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$709	$1,090	$—	$1,799
Subsidiaries	—	67	37	(104)	—
Total sales	—	776	1,127	(104)	1,799
Cost of sales	(26)	(680)	(1,019)	104	(1,621)
GROSS MARGIN	(26)	96	108	—	178
Selling, general and administrative	(44)	(41)	(42)	—	(127)
Restructuring costs	(3)	(6)	(8)	—	(17)
Other operating expense	(2)	—	—	—	(2)
OPERATING INCOME (LOSS)	(75)	49	58	—	32
Other income (loss), net	35	(13)	(22)	—	—
Equity in earnings of affiliates	—	10	9	—	19
Interest income (expense), net	(69)	16	(1)	—	(54)
INCOME (LOSS) BEFORE INCOME TAXES	(109)	62	44	—	(3)
Provision for income taxes	—	(3)	(14)	—	(17)
Equity income (loss) from continuing operations of subsidiaries	89	19	—	(108)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(20)	78	30	(108)	(20)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(5)	$(4)	$(4)	$8	$(5)
Net income (loss)	(25)	74	26	(100)	(25)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(25)	$74	$26	$(100)	$(25)
Other comprehensive income (loss)	1	(1)	(4)	—	(4)
Comprehensive income (loss) attributable to noncontrolling interests	—	—	1	—	1
Total comprehensive income (loss)	$(24)	$73	$23	$(100)	$(28)

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPRHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Six Months Ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$819	$1,500	$—	$2,319
Subsidiaries	—	72	47	(119)	—
Total sales	—	891	1,547	(119)	2,319
Cost of sales	(25)	(784)	(1,389)	119	(2,079)
GROSS MARGIN	(25)	107	158	—	240
Selling, general and administrative	(43)	(43)	(51)	—	(137)
Restructuring costs	—	—	(27)	—	(27)
Other operating expense	(1)	—	(1)	—	(2)
OPERATING INCOME (LOSS)	(69)	64	79	—	74
Other income (loss), net	41	(8)	(28)	—	5
Equity in earnings of affiliates	—	19	10	—	29
Interest income (expense), net	(61)	12	2	—	(47)
INCOME (LOSS) BEFORE INCOME TAXES	(89)	87	63	—	61
Provision for income taxes	(1)	(5)	(31)	—	(37)
Equity income from continuing operations of subsidiaries	106	17	—	(123)	—
INCOME FROM CONTINUING OPERATIONS	16	99	32	(123)	24
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(18)	$(7)	$(3)	$10	$(18)
NET INCOME (LOSS)	(2)	92	29	(113)	6
Less: Net income attributable to noncontrolling interests	—	—	(8)	—	(8)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(2)	$92	$21	$(113)	$(2)
Other comprehensive income (loss)	—	(16)	25	—	9
Comprehensive income (loss) attributable to noncontrolling interests	—	—	8	—	8
Total comprehensive income (loss)	$(2)	$76	$54	$(113)	$15

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	March 31, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$45	$3	$69	$—	$117
Receivables trade and other, net	—	27	528	—	555
Inventories	—	166	254	—	420
Other current assets	2	18	34	—	54
TOTAL CURRENT ASSETS	47	214	885	—	1,146
NET PROPERTY	9	140	246	—	395
GOODWILL	—	275	152	—	427
OTHER ASSETS	72	173	124	—	369
INVESTMENTS IN SUBSIDIARIES	1,494	96	—	(1,590)	—
TOTAL ASSETS	$1,622	$898	$1,407	$(1,590)	$2,337
CURRENT LIABILITIES
Short-term debt	$10	$7	$8	$—	$25
Accounts payable	50	150	416	—	616
Other current liabilities	93	57	147	—	297
TOTAL CURRENT LIABILITIES	153	214	571	—	938
LONG-TERM DEBT	1,025	5	—	—	1,030
RETIREMENT BENEFITS	933	—	123	—	1,056
INTERCOMPANY PAYABLE (RECEIVABLE)	483	(1,085)	602	—	—
OTHER LIABILITIES	70	186	71	—	327
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(1,042)	1,578	12	(1,590)	(1,042)
NONCONTROLLING INTERESTS	—	—	28	—	28
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,622	$898	$1,407	$(1,590)	$2,337

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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(36)	$4	$(77)	$—	$(109)
INVESTING ACTIVITIES
Capital expenditures	(2)	(8)	(13)	—	(23)
Net investing cash flows provided by discontinued operations	—	3	3	—	6
CASH USED FOR INVESTING ACTIVITIES	(2)	(5)	(10)	—	(17)
FINANCING ACTIVITIES
Repayment of notes and term loan	(236)	—	—	—	(236)
Proceeds from debt issuance	225	—	—	—	225
Debt issuance costs	(6)	—	—	—	(6)
Intercompany advances	9	—	(9)	—	—
Other financing activities	—	1	1	—	2
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(8)	1	(8)	—	(15)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	(46)	—	(94)	—	(140)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91	3	163	—	257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45	$3	$69	$—	$117

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(36)	$21	$(31)	$—	$(46)
INVESTING ACTIVITIES
Capital expenditures	(2)	(18)	(23)	—	(43)
Proceeds from sale of property	—	—	18	—	18
Other investing activities	—	1	(3)	—	(2)
Net investing cash flows provided by discontinued operations	—	—	28	—	28
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(2)	(17)	20	—	1
FINANCING ACTIVITIES
Borrowings on accounts receivable securitization program, net	—	—	19	—	19
Repayment of notes	(84)	—	—	—	(84)
Intercompany advances	40	—	(40)	—	—
CASH USED FOR FINANCING ACTIVITIES	(44)	—	(21)	—	(65)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	2	—	2
CHANGE IN CASH AND CASH EQUIVALENTS	(82)	4	(30)	—	(108)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92	4	121	—	217
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10	$8	$91	$—	$109

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
Segment Reorganization
On November 12, 2012, we announced a revised management reporting structure resulting in two business segments: (1) Commercial Truck & Industrial and (2) Aftermarket & Trailer. We revised our reporting structure to drive efficiencies across the corporation. Prior period segment financial information has been recast to reflect the revised reporting structure.
2nd Quarter Fiscal Year 2013 results
Our sales for the second quarter of fiscal year 2013 were $908 million, down compared to $1,160 million in the prior year. This decrease was primarily driven by lower production volumes in all geographies except South America. Loss from continuing operations in the second quarter of fiscal year 2013 was $4 million, or $0.04 per diluted share, compared to income from continuing operations of $29 million, or $0.30 per diluted share, in the prior year. Net loss for the second quarter of fiscal year 2013 was $4 million compared to net income of $20 million in the prior year.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the second quarter of fiscal year 2013 was $58 million compared to $95 million in the second quarter of fiscal year 2012. Our Adjusted EBITDA margin in the second quarter of fiscal year 2013 was 6.4 percent compared to 8.2 percent in the same period a year ago. Total Adjusted EBITDA and Adjusted EBITDA margin decreased compared to the prior year primarily as a result of lower sales and the corresponding lower earnings from our unconsolidated joint ventures in the second quarter of fiscal year 2013. The impact of lower sales on Adjusted EBITDA margin was partially mitigated by lower material and structural costs and the favorable impact of pricing actions.
Cash flows used by operating activities was $18 million in the second quarter of fiscal year 2013 compared to $51 million in the second quarter of the prior fiscal year. The improvement in cash flows in the second quarter of fiscal year 2013 was primarily due to an improvement in performance working capital.
2nd Quarter Restructuring Initiative (Asia-Pacific Reorganization)
On March 26, 2013, the company announced plans to restructure its on-highway business in China to improve its efficiency and reduce overhead costs by leveraging existing footprint and overhead structure. The company is transferring its manufacturing operations from Wuxi to Xuzhou Meritor Axle Co. Ltd. (XMAL), our off-highway joint venture with Xuzhou Construction Machinery Group (XCMG). The move of manufacturing operations was substantially completed by April 15, and we expect to close our plant in Wuxi in the third quarter. In addition, the Nanjing site will not be utilized as originally planned. The company is working with local officials to explore options related to the facility, including subleasing.
Sale of Ownership Interest in Suspensys Sistemas Automotivos LTDA
On April 29, 2013, subsidiaries of the company entered into a purchase and sale agreement (the “Agreement”) to sell the company's overall 50 percent ownership interest in Suspensys Sistemas Automotivos LTDA (the “Suspensys JV”) to the company's joint venture partner, Randon S.A. Implementos E Participações (“Randon”). The Suspensys JV was formed in 2002 and is primarily engaged in the manufacture and sale of air and mechanical suspension systems for trucks, buses and trailers, trailer axles, third axles, hubs and drums for trucks, buses and trailers.

The purchase price for the sale is $195 million, which is composed of $190 million in cash (approximately $5 million of which is expected be in the form of a pre-closing cash dividend) and $5 million in lease abatements for a facility in Brazil leased by one of the sellers from Randon. The Agreement is subject to regulatory approvals (including the clearance of applicable competition law waiting periods in Brazil). The sale is expected to be consummated as soon as practicable after closing conditions are met and in any event by September 1, 2013. Under the Agreement, the closing date will be automatically extended to the extent the closing conditions have not been met (provided such conditions are not in the control of the parties) and in any event can be extended by mutual agreement of the parties. As a result of this transaction, the company is expecting to record a gain on sale.

MERITOR, INC.

     Trends and Uncertainties
     Production Volumes
     The following table reflects estimated commercial truck production volumes for selected original equipment (OE) markets for the three months ended March 31, 2013 and 2012 based on available sources and management’s estimates.

	Three Months Ended March 31,		Percent
	2013	2012	Change
Estimated Commercial Truck (in thousands)
North America, Heavy-Duty Trucks	56	78	(28)%
North America, Medium-Duty Trucks	45	48	(6)%
Western Europe, Heavy- and Medium-Duty Trucks	81	94	(14)%
South America, Heavy- and Medium-Duty Trucks	38	32	19%

We expect production volumes in North America and Europe to soften compared to the levels experienced in fiscal year 2012. Beginning in second quarter of fiscal year 2012, production volumes in South America declined significantly as the industry transitioned to tighter emission standard requirements for commercial vehicles. The recovery of production volumes has been slower than previously expected although we have started to see improvement in fiscal year 2013. Production volumes in the Asia-Pacific region, more specifically China and India, have decreased compared to levels experienced in fiscal year 2012, and there is no certainty as to when these volumes will return to the levels previously experienced.
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
Other
Other significant factors that could affect our results and liquidity in fiscal year 2013 include:

•
Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewal negotiations including, without limitation, negotiations with our largest customer, Volvo, which are ongoing regarding our contract with Volvo covering axle supply in Europe, South America and Australia, which is scheduled to expire in October 2014;

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
     Management believes Adjusted EBITDA and Adjusted income (loss) from continuing operations are meaningful measures of performance as they are commonly utilized by management and investors to analyze ongoing operating performance and entity valuation. Management, the investment community and banking institutions routinely use Adjusted EBITDA and Adjusted EBITDA margins, together with other measures, to measure operating performance in our industry. Further, management uses Adjusted EBITDA for planning and forecasting future periods. In addition, we use Segment EBITDA as the primary basis to evaluate the performance of each of our reportable segments. Management believes that Free cash flow is useful in analyzing our ability to service and repay debt.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Adjusted income (loss) from continuing operations	$6	$32	$(5)	$43
Restructuring costs, net of tax	(10)	(3)	(15)	(27)
Income (loss) from continuing operations	$(4)	$29	$(20)	$16
Adjusted diluted earnings (loss) per share from continuing operations	$0.06	$0.33	$(0.05)	$0.45
Impact of adjustments on diluted earnings (loss) per share	(0.10)	(0.03)	(0.15)	(0.28)
Diluted earnings (loss) per share from continuing operations	$(0.04)	$0.30	$(0.20)	$0.17

MERITOR, INC.

Free cash flow and Free cash flow from continuing operations before restructuring payments are reconciled to cash flows used for operating activities below (in millions).

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Cash used for operating activities – continuing operations	$(15)	$(46)	$(96)	$(38)
Capital expenditures – continuing operations	(8)	(18)	(23)	(43)
Free cash flow – continuing operations	(23)	(64)	(119)	(81)
Cash used for operating activities – discontinued operations	(3)	(5)	(13)	(8)
Free cash flow – discontinued operations	(3)	(5)	(13)	(8)
Free cash flow – total company	$(26)	$(69)	$(132)	$(89)
Free cash flow – continuing operations	$(23)	$(64)	$(119)	$(81)
Restructuring payments – continuing operations	7	3	12	10
Free cash flow from continuing operations before restructuring payments	$(16)	$(61)	$(107)	$(71)

MERITOR, INC.

   Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in “Results of Operations” below.
Results of Operations
The following is a summary of our financial results is (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
SALES:
Commercial Truck & Industrial	$712	$952	$1,427	$1,927
Aftermarket & Trailer	224	243	427	461
Intersegment Sales	(28)	(35)	(55)	(69)
SALES	$908	$1,160	$1,799	$2,319
SEGMENT EBITDA:
Commercial Truck & Industrial	$37	$75	$71	$136
Aftermarket & Trailer	22	24	35	41
SEGMENT EBITDA	59	99	106	177
Unallocated legacy and corporate costs, net (1)	(1)	(4)	(2)	(3)
ADJUSTED EBITDA	58	95	104	174
Interest expense, net	(25)	(23)	(54)	(47)
Provision for income taxes	(7)	(17)	(17)	(37)
Depreciation and amortization	(17)	(16)	(33)	(33)
Restructuring costs	(11)	(3)	(17)	(27)
Loss on sale of receivables	(2)	(3)	(3)	(6)
Noncontrolling interests	—	(4)	—	(8)
INCOME (LOSS) FROM CONTINUING OPERATIONS, attributable to Meritor, Inc.	$(4)	$29	$(20)	$16
LOSS FROM DISCONTINUED OPERATIONS, net of tax, attributable to Meritor, Inc.	—	(9)	(5)	(18)
NET INCOME (LOSS) attributable to Meritor, Inc.	$(4)	$20	$(25)	$(2)
DILUTED INCOME (LOSS) PER SHARE Attributable to Meritor, Inc.
Continuing operations	$(0.04)	$0.30	$(0.20)	$0.17
Discontinued operations	—	(0.09)	(0.05)	(0.19)
Diluted income (loss) per share	$(0.04)	$0.21	$(0.25)	$(0.02)
DILUTED AVERAGE COMMON SHARES OUTSTANDING	97.2	97.2	96.9	97.2

(1)
Unallocated legacy and corporate costs represent items that are not directly related to our business segments and include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability matters.

MERITOR, INC.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
   Sales
The following table reflects total company and business segment sales for the three months ended March 31, 2013 and 2012. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales (in millions).

	Three Months Ended				Dollar Change Due To
	March 31,		Dollar	%		Volume /
	2013	2012	Change	Change	Currency	Other
Sales:
Commercial Truck & Industrial	$712	$952	$(240)	(25)%	$(16)	$(224)
Aftermarket & Trailer	224	243	(19)	(8)%	—	(19)
Intersegment Sales	(28)	(35)	7	(20)%	—	7
TOTAL SALES	$908	$1,160	$(252)	(22)%	$(16)	$(236)
     Commercial Truck & Industrial sales were $712 million in the second quarter of fiscal year 2013, down 25 percent compared to the second quarter of fiscal year 2012, reflecting lower production volumes in all geographies except South America. North American industry-wide production volumes for heavy-duty trucks decreased 28 percent in the second quarter of fiscal year 2013 as compared to the same period a year ago. In addition, we experienced lower sales in Europe as industry-wide production volumes were down 14 percent. Also, the step-down in production in our China off-highway business unfavorably impacted sales. Furthermore, the effects of foreign currency exchange rates decreased sales by $16 million compared to the same period a year ago as the U.S. dollar strengthened against other currencies compared to the prior year. The decline in sales was slightly offset by higher sales in South America as industry-wide production increased by 19 percent in the second quarter of fiscal year 2013 as compared to the prior year.
     Aftermarket & Trailer sales were $224 million in the second quarter of fiscal year 2013, down from $243 million in the second quarter of fiscal year 2012. The decrease in sales is primarily due to lower sales of core aftermarket replacement products, primarily in North America.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended March 31, 2013 was $813 million compared to $1,026 million in the prior year, representing a decrease of 21 percent. The decrease in costs of sales is primarily due to lower sales, which decreased by 22 percent. Total cost of sales was approximately 90 percent and 88 percent of sales for the three month periods ended March 31, 2013 and 2012, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the second quarter of fiscal year 2013 compared to the same quarter in the prior year (in millions):

Cost of Sales
Quarter ended March 31, 2012	$1,026
Volume, mix and other, net	(200)
Foreign exchange	(13)
Quarter ended March 31, 2013	$813

     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Lower material costs	$(191)
Lower labor and overhead costs	(24)
Other, net	2
Total decrease in costs of sales	$(213)

MERITOR, INC.

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended March 31, 2013 decreased by approximately $191 million compared to the same period last year primarily as a result of lower sales. In addition, global steel prices were lower in the second quarter of fiscal year 2013 as compared to the second quarter of fiscal year 2012.
     Labor and overhead costs decreased by $24 million compared to the same period in the prior year. The decrease was primarily due to lower sales in the second quarter of fiscal year 2013. In addition, savings associated with the rationalization of our European manufacturing operations, including the sale of our facility in France in fiscal year 2012, as well as continuous improvement initiatives contributed to the decrease in labor and overhead costs.
     Gross profit for the three months ended March 31, 2013 was $95 million compared to $134 million in the same period last year. Gross profit, as a percentage of sales, for the quarter ended March 31, 2013 was 10.5 percent compared to 11.6 percent for the three months ended March 31, 2012.
Other Income Statement Items
     Selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 are summarized as follows (in millions):

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(2)	(0.2)%	$(3)	(0.3)%	$(1)	(0.1)pts
Short- and long-term variable
compensation	(6)	(0.7)%	(4)	(0.3)%	2	0.4pts
Charge for legal contingency	—	—%	(5)	(0.4)%	(5)	(0.4)pts
All other SG&A	(57)	(6.3)%	(60)	(5.2)%	(3)	1.1pts
Total SG&A	$(65)	(7.2)%	$(72)	(6.2)%	$(7)	1.0pts
    All other SG&A represents normal selling, general and administrative expense and declined approximately 5 percent year over year. The increase in all other SG&A as a percentage of sales compared to the second quarter of fiscal year 2012 was due to lower sales in the current year.
     Restructuring costs of $11 million were recorded during the quarter ended March 31, 2013 compared to $3 million a year ago. Our Commercial Truck & Industrial segment recognized $7 million of restructuring costs in the second quarter of fiscal year 2013 primarily related to employee severance costs related to our segment reorganization. Our Aftermarket & Trailer segment recognized $1 million of restructuring costs in the second quarter of fiscal year 2013 primarily related to employee severance costs. In addition, we recognized $3 million of restructuring costs at our corporate locations associated with our segment reorganization.
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
     Operating income for the second quarter of fiscal year 2013 was $18 million, compared to $58 million in the prior year. Key items impacting operating income are discussed above.
     Equity in earnings of affiliates was $10 million in the second quarter of fiscal year 2013, compared to $14 million in the same period in the prior year. The decrease is primarily due to lower earnings from our affiliates in North America and India reflecting weaker truck markets in those regions offset by higher earnings from our affiliate in Brazil.
     Interest expense, net for the second quarter of fiscal year 2013 was $25 million, compared to $23 million in the prior year. The increase is primarily related to interest expense associated with the $100 million term loan entered into in April 2012 and interest on the 7.875% convertible notes issued in December 2012, offset by interest savings on the 4.625% convertible notes due 2026 and acquired in December 2012 coupled with the maturity of our 8.75% notes due March 2012.
    Provision for income taxes was $7 million in the second quarter of fiscal year 2013 compared to $17 million in the second quarter of fiscal year 2012. The reduction to tax expense for the three months ended March 31, 2013 was primarily attributable to lower earnings in jurisdictions in which we recognize tax expense.

MERITOR, INC.

Loss from continuing operations (before noncontrolling interests) for the second quarter of fiscal year 2013 was $4 million, compared to income of $33 million, in the prior year. The reasons for the deterioration are discussed above.
     Loss from discontinued operations was $9 million in the second quarter of fiscal year 2012. Loss from discontinued operations for the three months ended March 31, 2012 primarily relates to changes in estimates and adjustments related to certain assets and liabilities retained from previously divested businesses and indemnities provided at the time of sale of sale.
     Net loss attributable to Meritor, Inc. was $4 million for the second quarter of fiscal year 2013 compared to income of $20 million in the second quarter of fiscal year 2012. Various factors impacting the net loss are previously discussed.
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
     The following table reflects Segment EBITDA and Segment EBITDA margins for the three months ended March 31, 2013 and 2012 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	March 31,			March 31,
	2013	2012	$ Change	2013	2012	Change
Commercial Truck & Industrial	$37	$75	$(38)	5.2%	7.9%	(2.7)pts
Aftermarket & Trailer	22	24	(2)	9.8%	9.9%	(0.1)pts
Segment EBITDA	$59	$99	$(40)	6.5%	8.5%	(2.0)pts

     Significant items impacting year-over-year Segment EBITDA include the following:

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Quarter ended March 31, 2012	$75	$24	$99
Lower earnings from unconsolidated affiliates	(4)	—	(4)
Lower (higher) pension and retiree medical costs	(1)	1	—
Foreign exchange - transaction and translation	(3)	1	(2)
Volume, mix, pricing and other, net	(30)	(4)	(34)
Segment EBITDA – Quarter ended March 31, 2013	$37	$22	$59

Commercial Truck & Industrial Segment EBITDA was $37 million in the second quarter of fiscal year 2013, down $38 million compared to the same period in the prior year. Segment EBITDA margin decreased to 5.2 percent compared to 7.9 percent in the prior year. The decrease in Segment EBITDA margin reflects lower commercial vehicle production volumes and the corresponding lower earnings from our unconsolidated joint ventures as compared to the same period a year ago. In addition, Segment EBITDA was unfavorably impacted by foreign currency movements, primarily due to the depreciation in Brazilian real compared to the U.S. dollar.
     Aftermarket & Trailer Segment EBITDA was $22 million in the second quarter of fiscal year 2013, down $2 million compared to the same period in the prior year. The decrease in Segment EBITDA is due to lower sales from our core aftermarket products in all regions.

MERITOR, INC.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012
   Sales
The following table reflects total company and business segment sales for the six months ended March 31, 2013 and 2012. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales (in millions).

	Six Months Ended				Dollar Change Due To
	March 31,		Dollar	%		Volume /
	2013	2012	Change	Change	Currency	Other
Sales:
Commercial Truck & Industrial	$1,427	$1,927	$(500)	(26)%	$(29)	$(471)
Aftermarket & Trailer	427	461	(34)	(7)%	—	(34)
Intersegment Sales	(55)	(69)	14	(20)%	—	14
TOTAL SALES	$1,799	$2,319	$(520)	(22)%	$(29)	$(491)
     Commercial Truck & Industrial sales were $1,427 million in the first six months of fiscal year 2013, down 26 percent compared to the first six months of fiscal year 2012, reflecting lower commercial truck production globally. North American industry-wide production volumes for heavy-duty trucks decreased 25 percent in the first half of fiscal year 2013 as compared to the same period a year ago. In addition, we experienced lower sales in South America and Europe as industry-wide production volumes in these regions were down 23 percent and 14 percent, respectively. Also, the step-down in production in our China off-highway business unfavorably impacted sales. Furthermore, the effects of foreign currency exchange rates decreased sales by $29 million compared to the same period a year ago as the U.S. dollar strengthened against other currencies compared to the prior year.
     Aftermarket & Trailer sales were $427 million in the first six months of fiscal year 2013, down from $461 million in the first six months of fiscal year 2012. The decrease in sales is primarily due to lower sales of core aftermarket replacement products, primarily in North America, and products for trailer applications.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the six months ended March 31, 2013 was $1,621 million compared to $2,079 million in the prior year, representing a decrease of 22 percent. The decrease in costs of sales is primarily due to lower sales volumes which is discussed above. Total cost of sales was approximately 90 percent of sales for the six month periods ended March 31, 2013 and 2012.
     The following table summarizes significant factors contributing to the changes in costs of sales during the first six months of fiscal year 2013 compared to the same period in the prior year (in millions):

Cost of Sales
Six months ended March 31, 2012	$2,079
Volume, mix and other, net	(429)
Foreign exchange	(29)
Six months ended March 31, 2013	$1,621

     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Lower material costs	$(391)
Lower labor and overhead costs	(70)
Other, net	3
Total decrease in costs of sales	$(458)

MERITOR, INC.

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the six months ended March 31, 2013 decreased by approximately $391 million compared to the same period last year primarily as a result of lower sales. In addition, global steel prices were lower in the first six months of fiscal year 2013 as compared to the first six months of fiscal year 2012.
     Labor and overhead costs decreased by $70 million compared to the same period in the prior year. The decrease was primarily due to lower sales in the first six months of fiscal year 2013. In addition, savings associated with the variable labor cost reductions as part of our continuous improvement initiatives.
     Gross profit for the six months ended March 31, 2013 was $178 million compared to $240 million in the same period last year. Gross profit, as a percentage of sales, was 10 percent for the six months ended March 31, 2013 and 2012.
Other Income Statement Items
     Selling, general and administrative expenses for the six months ended March 31, 2013 and 2012 are summarized as follows (in millions):

	Six Months Ended		Six Months Ended
	March 31, 2013		March 31, 2012		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(3)	(0.2)%	$(6)	(0.3)%	$(3)	(0.1)pts
Short- and long-term variable
compensation	(11)	(0.6)%	(9)	(0.4)%	2	0.2pts
Charge for legal contingency	—	—%	(5)	(0.2)%	(5)	(0.2)pts
All other SG&A	(113)	(6.3)%	(117)	(5.0)%	(4)	1.3pts
Total SG&A	$(127)	(7.1)%	$(137)	(5.9)%	$(10)	1.2pts
    All other SG&A represents normal selling, general and administrative expense and declined approximately 3 percent year over year. The increase in total SG&A as a percentage of sales compared to the second quarter of fiscal year 2012 was due to lower sales in the current year.
     Restructuring costs of $17 million were recorded during the six months ended March 31, 2013 compared to $27 million a year ago. Our Commercial Truck & Industrial segment recognized $9 million of restructuring costs in the first six months of fiscal year 2013 primarily related to employee severance costs. Our Aftermarket & Trailer segment recognized $5 million of restructuring cost during the first six months of fiscal year 2013 primarily related to the remanufacturing consolidation program. In addition, we recognized $3 million of restructuring costs at our corporate locations associated with our segment reorganization.
Restructuring costs in the first six months of fiscal year 2012 include $24 million recognized in our Commercial Truck & Industrial segment in connection with the January 2012 sale our of our St. Priest, France manufacturing facility to Renault Truck SAS. These costs include non-cash charges of $19 million, of which $17 million relates to impairments for assets held for sale at December 31, 2011. In addition, we recognized $5 million (including $4 million recognized in the first quarter of fiscal year 2012) of costs associated with employee headcount reductions and facility rationalization actions.
     Operating income for the first six months of fiscal year 2013 was $32 million, compared to $74 million in the prior year. Key items impacting operating income are discussed above.
     Equity in earnings of affiliates was $19 million in the first six months of fiscal year 2013, compared to $29 million in the same period in the prior year. The decrease is primarily due to lower earnings from our affiliates in North and South America reflecting weaker truck markets in those regions.
     Interest expense, net for the first six months of fiscal year 2013 was $54 million, compared to $47 million in the prior year. During the first quarter ended December 31, 2012, the company repurchased approximately $245 million of $300 million principal amount of the 4.625% convertible notes due 2026. We recognized a $5 million loss on debt extinguishment associated with the repurchase.
    Provision for income taxes was $17 million in the first six months of fiscal year 2013 compared to $37 million in the first six months of fiscal year 2012. The reduction to tax expense for the six months ended March 31, 2013 was primarily attributable to lower earnings in jurisdictions in which we recognize tax expense.

MERITOR, INC.

Loss from continuing operations (before noncontrolling interests) for the first six months of fiscal year 2013 was $20 million, compared to income of $24 million, in the prior year. The reasons for the deterioration are discussed above.
     Loss from discontinued operations was $5 million in the first six months of fiscal year 2013, compared to $18 million in the same period in the prior year. Loss from discontinued operations for the six months ended March 31, 2013 and 2012 primarily relates to changes in estimates and adjustments related to certain assets and liabilities retained from previously divested businesses and indemnities provided at the time of sale of sale.
     Net loss attributable to Meritor, Inc. was $25 million for the first six months of fiscal year 2013 compared to loss of $2 million in the first six months of fiscal year 2012. Various factors impacting the net loss are previously discussed.
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
     The following table reflects Segment EBITDA and Segment EBITDA margins for the six months ended March 31, 2013 and 2012 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	March 31,			March 31,
	2013	2012	$ Change	2013	2012	Change
Commercial Truck & Industrial	$71	$136	$(65)	5.0%	7.1%	(2.1)pts
Aftermarket & Trailer	35	41	(6)	8.2%	8.9%	(0.7)pts
Segment EBITDA	$106	$177	$(71)	5.9%	7.6%	(1.7)pts

     Significant items impacting year-over-year Segment EBITDA include the following:

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Six months ended March 31, 2012	$136	$41	$177
Lower earnings from unconsolidated affiliates	(9)	(1)	(10)
Lower pension and retiree medical costs	1	1	2
Foreign exchange - transaction and translation	(10)	—	(10)
Volume, mix, pricing and other, net	(47)	(6)	(53)
Segment EBITDA – Six months ended March 31, 2013	$71	$35	$106

Commercial Truck & Industrial Segment EBITDA was $71 million in the first six months of fiscal year 2013, down $65 million compared to the same period in the prior year. Segment EBITDA margin decreased to 5.0 percent compared to 7.1 percent in the prior year. The decrease in Segment EBITDA margin reflects lower commercial vehicle production volumes in all regions and lower earnings from our unconsolidated joint ventures as compared to the same period a year ago. In addition, Segment EBITDA was unfavorably impacted by foreign currency movements, primarily due to the depreciation in Brazilian real compared to the U.S. dollar.
     Aftermarket & Trailer Segment EBITDA was $35 million in the first six months of fiscal year 2013, down $6 million compared to the same period in the prior year. The decrease in Segment EBITDA is due to lower sales from our core aftermarket products in all regions and lower earnings from our unconsolidated trailer joint venture in Brazil.

MERITOR, INC.

Financial Condition
Cash Flows (in millions)

	Six Months Ended March 31,
	2013	2012
OPERATING CASH FLOWS
Income (loss) from continuing operations	$(20)	$24
Depreciation and amortization	33	33
Restructuring costs	17	27
Loss on debt extinguishment	5	—
Equity in earnings of affiliates	(19)	(29)
Pension and retiree medical expense	22	26
Dividends received from equity method investments	7	8
Pension and retiree medical contributions	(48)	(50)
Restructuring payments	(12)	(10)
Decrease in working capital	(32)	(74)
Changes in off-balance sheet accounts receivable factoring	(44)	8
Other, net	(5)	(1)
Cash flows used for continuing operations	(96)	(38)
Cash flows used for discontinued operations	(13)	(8)
CASH USED FOR OPERATING ACTIVITIES	$(109)	$(46)
     Cash used by operating activities for the first six months of fiscal year 2013 was $109 million, compared to $46 million in the same period of fiscal year 2012. The cash outflow in continuing operations was primarily due to lower factoring of our receivables.

	Six Months Ended March 31,
	2013	2012
INVESTING CASH FLOWS
Capital expenditures	$(23)	$(43)
Proceeds from sale of property	—	18
Other investing activities	—	(2)
Net investing cash flows provided by discontinued operations	6	28
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$(17)	$1
     Cash used for investing activities was $17 million in the first six months of fiscal year 2013 compared to cash provided by investing activities of $1 million in the same period a year ago. Net investing cash flows provided by discontinued operations for the six months ended March 31, 2013 includes approximately $3 million of proceeds from the sale of property from our divested Light Vehicle Systems business group. In addition, we received $3 million for the second installment on the note receivable, which was issued at the time of sale of our Body Systems business.
Proceeds from sale of property in the second half of 2012 are related to the sale of excess land at our Commercial Truck & Industrial facility at Cwmbran, Wales. Investing cash flows provided by discontinued operations in the first six months of fiscal year 2012 include $27 million of cash received from the purchaser of our Body Systems business.

MERITOR, INC.

	Six Months Ended March 31,
	2013	2012
FINANCING CASH FLOWS
Borrowing on accounts receivable securitization program, net	—	19
Repayment of notes and term loan	(236)	(84)
Proceeds from debt issuance	225	—
Debt issuance costs	(6)	—
Other financing activities	2	—
CASH USED BY FINANCING ACTIVITIES	$(15)	$(65)
     Cash used for financing activities was $15 million for the first six months of fiscal year 2013 compared to $65 million for the first six months of fiscal year 2012. In December 2012, we issued $250 million of 7.875 percent convertible senior notes due 2026. Net proceeds from the issuance of these notes were used along with available cash to retire a portion of our outstanding 4.625 percent convertible senior notes due 2026. We incurred $6 million of issuance costs related to these transactions.
In the second quarter of fiscal year 2012, we retired the remaining $84 million of outstanding 8-3/4 percent notes due 2012 at par value. We borrowed $19 million on our on-balance sheet accounts receivable securitization program in the U.S.
Liquidity
Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	March 31,	September 30,
	2013	2012
Fixed-rate debt securities	$497	$497
Fixed-rate convertible notes	480	500
Term loan	95	98
Lines of credit and other	20	13
Unamortized gain on interest rate swap termination	9	10
Unamortized discount on convertible notes	(46)	(58)
Total debt	$1,055	$1,060
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

MERITOR, INC.

     Sources of liquidity as of March 31, 2013, in addition to cash on hand, are as follows:

	Total Facility Size	Unused as of 3/31/13	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$429	$429	April 2017(1)
Committed U.S. accounts receivable securitization(2)	100	100	June 2015
Total on-balance sheet arrangements	529	529
Off-balance sheet arrangements:(2)
Swedish Factoring Facility	192	59	June 2013
U.S. Factoring Facility	83	32	October 2013
U.K. Factoring Facility	32	24	February 2018
Italy Factoring Facility	38	27	June 2017
Other uncommitted factoring facilities	26	16	Various
Letter of credit facility	30	3	November 2015
Total off-balance sheet arrangements	401	161
Total available sources	$930	$690

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
Cash and Liquidity Needs – Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At March 31, 2013, we had $117 million in cash and cash equivalents.
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

MERITOR, INC.

No borrowings were outstanding under the revolving credit facility at March 31, 2013 and September 30, 2012. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. No letters of credit were outstanding on March 31, 2013. At September 30, 2012, $1 million of letters of credit were outstanding under the revolving credit facility. At certain times during any given month, we could draw on our revolving credit facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay borrowing under the facility. Accordingly, during any given month, we may draw down on this facility in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
  The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1.00 as of the last day of the fiscal quarter commencing with the fiscal quarter ending on or about March 31, 2012 through and including the fiscal quarter ending on or about September 30, 2012, (ii) 2.25 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending on or about December 31, 2012 through and including the fiscal quarter ending on or about September 30, 2013, and (iii) 2.00 to 1.00 as of the last day of each fiscal quarter thereafter. At March 31, 2013, we were in compliance with all covenants under our credit agreement with a ratio of approximately 0.61x for the priority debt-to-EBITDA covenant.
     Availability under the amended and extended revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At March 31, 2013, the revolving credit facility was collateralized by approximately $589 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating for the senior secured facilities. At March 31, 2013, the margin over LIBOR rate was 425 basis points and the commitment fee was 50 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 325 basis points.
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
Term Loan – As part of the amendment and restatement of our revolving credit facility, on April 23, 2012, we also entered into a $100 million term loan agreement with a maturity date of April 23, 2017. The maturity date of April 23, 2017 is also subject to the springing maturity condition discussed under "Revolving Credit Facility" above. The term loan will amortize over a period of 5 years from the effective date as follows: $5 million principal to be repaid during year one; $10 million principal to be repaid in each of the years two, three and four; and the remaining principal balance to be paid in year five. Payments will be made on a quarterly basis for the duration of the term loan. At March 31, 2013, the margin over LIBOR rate was 425 basis points. We have the ability to prepay the term loan at any time without penalty or premium. At March 31, 2013, the outstanding balance of the term loan was $95 million.
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
U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility, which expires on June 18, 2015. This program is provided by PNC Bank, National Association (PNC), as Administrator, Market Street Funding, LLC, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At both March 31, 2013 and September 30, 2012, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to our priority-debt-to-EBITDA ratio, which is identical to the corresponding covenant in our revolving credit facility as it exists on the date of the agreement. In addition, this securitization program contains a cross default to our revolving credit facility. At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
        Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions at our various U.S. locations. Under this arrangement, we can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 575 basis points per annum. Under this arrangement, we can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of March 31, 2013 and September 30, 2012, we had $12 million and $6 million, respectively, outstanding under these arrangements.
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

MERITOR, INC.

     Credit Ratings – At March 31, 2013, Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company are B, BB- and B-, respectively. Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company are B2, Ba2 and B3, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at March 31, 2013, of approximately $213 million, of which $203 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $10 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, unused amounts and expiration dates for each of these programs are shown in the table above under "Overview."
The Swedish and U.S. factoring facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through October 2013. Management believes both facilities will be successfully renewed prior to maturity. The commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
Since many of our accounts receivable factoring programs support our working capital requirements in Europe, we are monitoring developments with respect to the European monetary union. If the European monetary union were to dissolve and we were unable to renegotiate our European factoring agreements it could have a material adverse effect on our liquidity.
     Letter of Credit Facilities – We entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At March 31, 2013 and September 30, 2012, we had $27 million and $30 million, respectively, of letters of credit outstanding under this facility. In addition, we had another $9 million and $18 million of letters of credit outstanding through other letter of credit facilities at March 31, 2013 and September 30, 2012, respectively.
Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 20 of the Notes to Condensed Consolidated Financial Statements.
New Accounting Pronouncements
Accounting standards implemented during fiscal year 2013
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have adopted this guidance effective with our first quarter of fiscal year 2013 and have reported Other Comprehensive Income as a separate but consecutive statement.

Index

Accounting standards to be implemented
In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As such, we will adopt this guidance with our first quarter of fiscal year 2014. We do not believe the adoption will have a significant impact on our consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income be presented on the financial statements or in a note to the financial statements. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. As such, we will adopt this guidance with our first quarter of fiscal year 2014. We do not believe the adoption will have a significant impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.
     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For the second quarters of fiscal year 2013 and 2012, our reported financial results have been adversely affected by the appreciation of the U.S. dollar against foreign currencies.
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
Interest rate risk relates to the gain/increase or loss/decrease we could incur in our debt balances and interest expense. To manage this risk, we enter into interest rate swaps from time to time to economically convert portions of our fixed-rate debt into floating rate exposure, ensuring that the sensitivity of the economic value of debt falls within our corporate risk tolerances. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes. In the fourth quarter of fiscal year 2012, we entered into a four-year interest rate swap arrangement whereby we convert the variable interest rate on our term-loan expressed as LIBOR-rate into a variable interest rate based on U.S. federal funds rate. The notional amount of the arrangement is $50 million, which is approximately 50-percent of the amount outstanding under our term-loan. The arrangement does not meet the hedge accounting requirements, therefore, the mark-to-market adjustments related to the fair value of derivative are recorded as interest expense in the consolidated statement of operations.
Included below is a sensitivity analyses to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk. The model assumes a 10 percent hypothetical change (increase or decrease) in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.

MERITOR, INC.

Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$0.9	$(0.9)	Fair Value
Forward contracts in Euro(1)	(2.7)	2.7	Fair Value
Foreign currency denominated debt	0.7	(0.7)	Fair Value
	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt - fixed rate	$(27.7)	$29.0	Fair Value
Debt – variable rate(2)	(0.5)	0.5	Cash flow

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

At March 31, 2013 a 10% decrease in quoted currency exchange rates would result in a potential loss of approximately $1 million in foreign currency denominated debt.
At March 31, 2013 the fair value of outstanding debt was approximately $1,081 million. A 50 basis points decrease in quoted interest rates would result in an increase in the fair value of fixed rate debt by approximately $29 million.

(2)	Includes domestic and foreign debt.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
On October 5, 2006, Meritor Transmission Corporation and ZF Meritor LLC, a joint venture between a Meritor, Inc. subsidiary and ZF Friedrichshafen AG, filed a lawsuit against Eaton Corporation in the United States District Court for the District of Delaware, alleging that Eaton had engaged in exclusionary, anticompetitive conduct in the markets for heavy-duty truck transmissions, in violation of the U.S. antitrust laws and seeking an injunction prohibiting Eaton from engaging in such anticompetitive conduct and monetary damages. On October 8, 2009, the jury found that Eaton engaged in conduct that violated the Sherman and Clayton antitrust acts in the sale and marketing of heavy-duty truck transmissions. On August 4, 2011, the district court awarded ZF Meritor zero damages. On September 28, 2012, the Third Circuit Court of Appeals affirmed that the trial evidence sufficiently supported the jury’s verdict, reversed the district court’s decision on damages in part, and remanded the question of damages for further proceedings. The district court denied Eaton’s request to stay the damages phase of the case pending any possible action by the Supreme Court and set May 1, 2013 as the deadline by which party motions on damages must be fully briefed for district court consideration. On February 25, 2013, Eaton petitioned the United States Supreme Court for a writ of certiorari seeking review of the Third Circuit’s judgment. The Supreme Court denied Eaton’s petition on April 29, 2013.
Item 1A. Risk Factors
     There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer repurchases
     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of Part II of this Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the second quarter of 2013.
Item 5. Other Information
On May 1, 2013, the Company entered into employment agreements (the “New Employment Agreements”) with each of the following executive officers: Charles G. McClure; Vernon G. Baker, II; Jeffrey A. Craig; Pedro N. Ferro; Barbara G. Novak; Kevin A. Nowlan; and Larry E. Ott. The New Employment Agreements are substantially in the form of a template of executive officer employment agreement and supersede any existing employment agreements. In addition, as Mr. Nowlan only assumed his role as Chief Financial Officer in February, the New Employment Agreement with Mr. Nowlan is the first executive officer employment agreement the company has entered into with Mr. Nowlan. The New Employment Agreements do not change the level of salary, annual bonus or long term incentive targets applicable to the individual under current arrangements and primarily reflect minor non-substantive changes in the existing agreements in order to clarify certain provisions. However, the New Employment Agreements do add the following substantive provisions, which either were not in the current arrangements or were not in each officer's current arrangement: a clawback of incentive compensation under certain circumstances; certain non-compete and non-solicitation obligations following termination; and certain tax provisions. The New Employment Agreements are filed as exhibits to this Form 10-Q.

MERITOR, INC.

Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to failure to receive the Brazilian regulatory approvals required to complete the sale of our ownership stake in the Suspensys joint venture or to otherwise successfully complete the sale of such ownership stake; failure to consummate our debt tender offer due to financing or other conditions; reduced production for certain military programs and our ability to secure new military programs as our primary military programs wind down by design in future years; reliance on major original equipment manufacturer (“OEM”) customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to adjust their demands in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); rising costs of pension and other postretirement benefits; the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; the outcome of actual and potential product liability, warranty and recall claims; and possible changes in accounting rules; as well as other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of our Annual Report on Form 10-K for the year ended September 30, 2012: Item 1. Business , “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

3-b	By-laws of Meritor, filed as Exhibit 3 to Meritor's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2003 (File No. 1-15983), is incorporated by reference.
10-a**	Employment Agreement between Meritor, Inc. and Charles McClure dated May 1, 2013*
10-b**	Employment Agreement between Meritor, Inc. and Vernon Baker, II dated May 1, 2013*
10-c**	Employment Agreement between Meritor, Inc. and Jeffrey Craig dated May 1, 2013*
10-d**	Employment Agreement between Meritor, Inc. and Pedro Ferro dated May 1, 2013*
10-e**	Employment Agreement between Meritor, Inc. and Barbara Novak dated May 1, 2013*
10-f**	Employment Agreement between Meritor, Inc. and Kevin Nowlan dated May 1, 2013*
10-g**	Employment Agreement between Meritor, Inc. and Larry Ott dated May 1, 2013*
10-h	Quota Purchase and Sale Agreement by and among Meritor Heavy Vehicle Systems, LLC, Meritor Do Brasil Sistemas Automotivos LTDA. and Randon S.A. Implementos E Participacoes dated as of April 29, 2013*
12	Computation of ratio of earnings to fixed charges*
23	Consent of Bates White LLC*
31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act)*
31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act*
32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350*
32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350*

* Filed herewith.
** Management Contract or compensatory plan or arrangement.

MERITOR, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

Date:	May 3, 2013	By:	/s/	V. G. Baker, II
V. G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date:	May 3, 2013	By:	/s/	K. A. Nowlan
K. A. Nowlan
Senior Vice President and Chief Financial Officer