Form 10-Q
period 2013-06-30
MERITOR INC
filed 2013-08-01
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
97,446,316 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on June 30, 2013.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Sales	$993	$1,113	$2,792	$3,432
Cost of sales	(884)	(981)	(2,505)	(3,060)
GROSS MARGIN	109	132	287	372
Selling, general and administrative	(67)	(68)	(194)	(205)
Pension settlement loss	(36)	—	(36)	—
Restructuring costs	(12)	(3)	(29)	(30)
Gain on sale of property	—	16	—	16
Other operating expense	—	(1)	(2)	(3)
OPERATING INCOME (LOSS)	(6)	76	26	150
Other income, net	—	1	—	6
Equity in earnings of affiliates	15	12	34	41
Interest expense, net	(45)	(25)	(99)	(72)
INCOME (LOSS) BEFORE INCOME TAXES	(36)	64	(39)	125
Provision for income taxes	(1)	(12)	(18)	(49)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(37)	52	(57)	76
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(1)	(6)	(19)
NET INCOME (LOSS)	(38)	51	(63)	57
Less: Net income attributable to noncontrolling interests	—	(2)	—	(10)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(38)	$49	$(63)	$47
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income (loss) from continuing operations	$(37)	$50	$(57)	$66
Loss from discontinued operations	(1)	(1)	(6)	(19)
Net income (loss)	$(38)	$49	$(63)	$47
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.38)	$0.51	$(0.58)	$0.69
Discontinued operations	(0.01)	(0.01)	(0.07)	(0.20)
Basic earnings (loss) per share	$(0.39)	$0.50	$(0.65)	$0.49
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.38)	$0.51	$(0.58)	$0.68
Discontinued operations	(0.01)	(0.01)	(0.07)	(0.20)
Diluted earnings (loss) per share	$(0.39)	$0.50	$(0.65)	$0.48

Basic average common shares outstanding	97.2	96.4	97.0	95.7
Diluted average common shares outstanding	97.2	97.2	97.0	97.2

See notes to consolidated financial statements.

MERITOR, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Net income (loss) attributable to Meritor, Inc.	$(38)	$49	$(63)	$47
Other comprehensive income (loss):
Foreign currency translation adjustments	(32)	(40)	(34)	(31)
Pension and other postretirement benefit related adjustments	25	—	23	2
Unrealized losses on investments:
Unrealized loss on investments and foreign exchange contracts	(1)	(1)	(1)	(1)
Reclassification adjustment for gain on sale of investments	—	—	—	(2)
Other comprehensive loss, net of tax	(8)	(41)	(12)	(32)
Comprehensive income (loss) attributable to Meritor, Inc.	(46)	8	(75)	15
Comprehensive income (loss) attributable to noncontrolling interest	(1)	2	—	10
Total comprehensive income (loss)	$(47)	$10	$(75)	$25

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2013	September 30, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$228	$257
Receivables, trade and other, net	596	542
Inventories	411	438
Other current assets	51	61
TOTAL CURRENT ASSETS	1,286	1,298
NET PROPERTY	384	417
GOODWILL	427	433
OTHER ASSETS	380	353
TOTAL ASSETS	$2,477	$2,501
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$23	$18
Accounts payable	657	697
Other current liabilities	328	313
TOTAL CURRENT LIABILITIES	1,008	1,028
LONG-TERM DEBT	1,144	1,042
RETIREMENT BENEFITS	1,043	1,075
OTHER LIABILITIES	341	338
EQUITY (DEFICIT):
Common stock (June 30, 2013 and September 30, 2012, 97.4 and 96.5 shares issued and outstanding, respectively)	97	96
Additional paid-in capital	912	901
Accumulated deficit	(1,168)	(1,105)
Accumulated other comprehensive loss	(927)	(915)
Total deficit attributable to Meritor, Inc.	(1,086)	(1,023)
Noncontrolling interests	27	41
TOTAL DEFICIT	(1,059)	(982)
TOTAL LIABILITIES AND DEFICIT	$2,477	$2,501

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Nine Months Ended June 30,
	2013	2012
	(Unaudited)
OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (See Note 10)	$(73)	$22
INVESTING ACTIVITIES
Capital expenditures	(31)	(65)
Proceeds from sale of property	—	18
Other investing activities	1	3
Net investing cash flows used for continuing operations	(30)	(44)
Net investing cash flows provided by discontinued operations	6	28
CASH USED FOR INVESTING ACTIVITIES	(24)	(16)
FINANCING ACTIVITIES
Repayment of notes and term loan	(427)	(85)
Proceeds from debt issuance	500	100
Debt issuance costs	(12)	(12)
Other financing activities	10	—
CASH PROVIDED BY FINANCING ACTIVITIES	71	3
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(3)	—
CHANGE IN CASH AND CASH EQUIVALENTS	(29)	9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	257	217
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$228	$226

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2012	$96	$901	$(1,105)	$(915)	$(1,023)	$41	$(982)
Comprehensive loss	—	—	(63)	(12)	(75)	—	(75)
Vesting of restricted stock	1	(1)	—	—	—	—	—
Repurchase of convertible notes	—	(2)	—	—	(2)	—	(2)
Issuance of convertible notes	—	9	—	—	9	—	9
Equity based compensation expense	—	5	—	—	5	—	5
Noncontrolling interest dividends	—	—	—	—	—	(14)	(14)
Ending Balance at June 30, 2013	$97	$912	$(1,168)	$(927)	$(1,086)	$27	$(1,059)

Beginning balance at September 30, 2011	$94	$897	$(1,157)	$(829)	$(995)	$34	$(961)
Comprehensive income (loss)	—	—	47	(32)	15	10	25
Issuance of restricted stock	2	(2)	—	—	—	—	—
Equity based compensation expense	—	5	—	—	5	—	5
Noncontrolling interest dividends	—	—	—	—	—	(2)	(2)
Ending Balance at June 30, 2012	$96	$900	$(1,110)	$(861)	$(975)	$42	$(933)

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
In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2012. The results of operations for the three and nine months ended June 30, 2013, are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30. The third quarter of fiscal years 2013 and 2012 ended on June 30, 2013 and July 1, 2012, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and June 30 are used consistently throughout this report to represent the fiscal year end and third quarter end, respectively.
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
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Basic average common shares outstanding	97.2	96.4	97.0	95.7
Impact of stock options	—	—	—	—
Impact of restricted shares and share units	—	0.8	—	1.5
Diluted average common shares outstanding	97.2	97.2	97.0	97.2
For the three and nine months ended June 30, 2012, options to purchase 0.7 million shares of common stock were excluded from the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would be anti-dilutive. The potential effects of stock options and restricted shares and share units were excluded from the diluted earnings per share calculation for the three and nine months ended June 30, 2013 because their inclusion in a net loss period would reduce the net loss per share. Therefore, options to purchase 0.5 million shares of common stock were excluded from the computation of diluted earnings per share for the three and nine months ended June 30, 2013. In addition, 0.9 million and 0.6 million shares of restricted stock were excluded from the computation of diluted earnings per share for the three and nine months ended June 30, 2013, respectively. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the stock price at the end of the quarter is less than the conversion price.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. New Accounting Standards
Accounting standards implemented during fiscal year 2013
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The company adopted this guidance at the beginning of its first quarter of fiscal year 2013 and has reported Other Comprehensive Income as a separate but consecutive statement.
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
4. Discontinued Operations
Results of discontinued operations are summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Sales	$—	$—	$—	$2

Loss before income taxes	$(1)	$(3)	(6)	(22)
Benefit for income taxes	—	2	—	3
Loss from discontinued operations attributable to Meritor, Inc.	$(1)	$(1)	$(6)	$(19)
     Loss from discontinued operations for the three and nine months ended June 30, 2013 was primarily due to environmental remediation costs. Loss from discontinued operations for the three and nine months ended June 30, 2012 related to changes in estimates and adjustments related to certain assets and liabilities retained from previously divested businesses and indemnities provided at the time of sale.

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
A summary of the changes in the carrying value of goodwill by reportable segment is presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Commercial Truck	Industrial	Total
Beginning balance at September 30, 2012	$—	$171	$153	$109	$433
Segment reorganization	262	—	(153)	(109)	—
Foreign currency translation	(4)	(2)	—	—	(6)
Balance at June 30, 2013	$258	$169	$—	$—	$427

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Restructuring Costs
     At both June 30, 2013 and September 30, 2012, $24 million and $15 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the nine months ended June 30, 2013 and 2012 are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Beginning balance at September 30, 2012	$15	$—	$—	$15
Activity during the period:
Charges to continuing operations	18	1	10	29
Asset write-offs	—	(1)	—	(1)
Cash payments – continuing operations	(17)	—	—	(17)
Other	(1)	—	(1)	(2)
Total restructuring reserves at June 30, 2013	15	—	9	24
Less: non-current restructuring reserves	(3)	—	(7)	(10)
Restructuring reserves – current, at June 30, 2013	$12	$—	$2	$14

Balance at September 30, 2011	$19	$—	$—	$19
Activity during the period:
Charges to continuing operations	9	19	2	30
Charges to discontinued operations(1)	—	—	1	1
Asset write-offs	(1)	(19)	—	(20)
Cash payments – continuing operations	(14)	—	(1)	(15)
Cash payments – discontinued operations	(2)	—	(1)	(3)
Total restructuring reserves at June 30, 2012	11	—	1	12
Less: non-current restructuring reserves	(5)	—	—	(5)
Restructuring reserves – current, at June 30, 2012	$6	$—	$1	$7

(1)	Charges to discontinued operations are included in loss from discontinued operations in the consolidated statement of operations.
Variable Labor Reductions: The company is executing a global variable labor headcount reduction plan intended to reduce labor and other costs in response to market conditions. As part of this action, the company expects to eliminate 375 hourly and 50 salaried positions and incur approximately $9 million of restructuring costs in the Commercial Truck & Industrial segment. The company has recognized cumulative costs of approximately $8 million, primarily severance benefits, as of June 30, 2013, of which approximately $5 million was recognized in fiscal year 2012 and $3 million was recognized in the nine months ended June 30, 2013. The remaining restructuring costs for this program are expected to be incurred by the end of fiscal year 2013.
Remanufacturing Consolidation: During the first quarter of fiscal year 2013, the company announced the planned consolidation of its remanufacturing operations in the Aftermarket & Trailer segment resulting in the closure of one remanufacturing plant in Canada. The closure resulted in the elimination of 85 hourly positions including approximately 65 positions which were transferred to the company's facility in Indiana. The company recorded restructuring charges of approximately $1 million and $3 million, during the three and nine months ended June 30, 2013, respectively, associated with employee severance charges and lease termination costs. Restructuring actions associated with the remanufacturing consolidation are substantially complete as of June 30, 2013.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Reorganization and Asia Pacific Realignment: On November 12, 2012, the company announced a revised management reporting structure resulting in two business segments to drive efficiencies. On January 8, 2013, the company announced restructuring actions related to its business segment rationalization. On March 26, 2013, the company announced plans to consolidate its operations in China by transferring manufacturing operations to the company's off-highway facility and closing its facility in Wuxi, China. During the third quarter ended June 30, 2013, the company completed the transfer of its on-highway business in China to its majority owned off-highway joint venture.

The company has recognized cumulative costs of approximately $21 million associated with these actions. During the three months ended June 30, 2013, the company recognized $9 million within the Commercial Truck & Industrial segment mainly related to a lease termination. During the nine months ended June 30, 2013, the company recorded employee severance charges associated with the elimination of approximately 200 salaried positions (including contract employees) and 50 hourly positions and other exit costs of approximately $15 million and $3 million in the Commercial Truck & Industrial and Aftermarket & Trailer segments, respectively, as well as approximately $3 million at our corporate locations primarily for employee severance benefits. Estimated additional charges associated with these restructuring actions are in the range of $3 million to $5 million which are expected to be incurred by the end of fiscal year 2013.

M2016 Strategy: As part of the company's recently announced M2016 Strategy, a three year plan to achieve sustainable financial strength, the company approved a North American footprint realignment action which will be executed over the next six to nine months. As part of this action, the company expects to eliminate 74 hourly and 12 salaried positions and incur approximately $2 million of restructuring costs in the Commercial Truck & Industrial segment. The company has recognized costs of approximately $2 million within the Commercial Truck & Industrial segment, primarily related to severance benefits, during the three and nine months ended June 30, 2013.
Performance Plus: During fiscal year 2007, the company launched a long-term profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s continuing operations recognized restructuring costs in its Commercial Truck & Industrial business segment of $24 million in the first nine months of fiscal year 2012 related to Performance Plus. These costs include $19 million of non-cash charges, including an impairment charge of $17 million for assets held for sale at December 31, 2011. In connection with the then planned sale of St. Priest, France manufacturing facility to Renault Trucks SAS, the company classified certain assets and associated liabilities as held for sale (collectively the “Disposal Group”) at December 31, 2011. Upon comparing the carrying value of the Disposal Group to its fair value less cost to sell, an impairment was identified. The sale of the Disposal Group was completed on January 2, 2012. In addition, other restructuring charges of approximately $5 million associated with employee headcount reduction and plant rationalization costs were recognized in connection with the sale of the disposal group.
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
Fiscal Year 2012 European Action: During the second quarter of fiscal year 2012, the company approved a European headcount reduction plan in response to the ongoing economic weakness and uncertainty in that region. In the first nine months of fiscal year 2012, the company recognized approximately $4 million (including $3 million in the third quarter of fiscal year 2012) of restructuring costs associated with this plan in its Commercial Truck & Industrial segment. Restructuring actions associated with this plan were substantially complete as of September 30, 2012.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Other Income, Net
The company recognized a gain on sale of property of $16 million during the third quarter of fiscal year 2012. This gain is associated with the sale of excess land at the company's facility at Cwmbran, Wales.
Other income, net for the nine months ended June 30, 2012 included a $3 million non-operating gain related to the sale of the company’s remaining ownership interest in Gabriel India, Ltd during the prior year's first fiscal quarter. The company’s ownership interest in Gabriel India, Ltd was a legacy investment accounted for under the cost method that the company deemed non-core upon the completion of the sale of its light vehicle businesses.
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
For the first nine months of fiscal years 2013 and 2012, the company had approximately $91 million and $31 million, respectively, of net pre-tax losses in tax jurisdictions in which a tax benefit is not recorded. Losses arising from these jurisdictions resulted in increasing the valuation allowance, rather than reducing income tax expense.
9. Accounts Receivable Factoring & Securitization
     Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement, which was renewed on June 10, 2013 and which now terminates on June 28, 2014, the company can sell up to, at any point in time, €150 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €142 million ($186 million) and €119 million ($154 million) of this accounts receivable factoring facility as of June 30, 2013 and September 30, 2012, respectively.
U.S. Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, which was renewed on September 28, 2012, and which now terminates on October 29, 2013, the company can sell up to, at any point in time, €65 million ($85 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €54 million ($71 million) and €51 million ($66 million) of this accounts receivable factoring facility as of June 30, 2013 and September 30, 2012, respectively.
     The above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through March 2014. The commitments are subject to standard terms and conditions for these types of arrangements. The company believes the U.S. Factoring facility will be successfully renewed prior to maturity.
     United Kingdom Factoring Facility: The company entered into an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which was renewed on January 24, 2013 and now expires in February 2018, the company can sell up to, at any point in time, €25 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €8 million ($10 million) and €9 million ($12 million) of this accounts receivable factoring facility as of June 30, 2013 and September 30, 2012, respectively. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Italy Factoring Facility: The company entered into an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €13 million ($17 million) and €13 million ($16 million) of this accounts receivable factoring facility as of June 30, 2013 and September 30, 2012. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $14 million and $7 million at June 30, 2013 and September 30, 2012, respectively.
     Total costs associated with all of the off-balance sheet arrangements described above were $5 million and $7 million in the nine months ended June 30, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations.
     On-balance sheet arrangements
The company has a $100 million U.S. accounts receivables securitization facility. On June 21, 2013, the company entered into a one-year extension of the facility expiration date, which after the amendment, expires on June 18, 2016. This program is provided by PNC Bank, National Association (PNC), as Administrator, Market Street Funding, LLC, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company's U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At June 30, 2013, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to the company's priority-debt-to-EBITDA ratio, which is the same as the corresponding covenant in the company's revolving credit facility as it exists on the date of the agreement and a cross default to the revolving credit facility. At June 30, 2013, the company was in compliance with all covenants under its credit agreement (see Note 17).

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Operating Cash Flow
The reconciliation of net income (loss) to cash flows used for operating activities is as follows (in millions):

	Nine Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$(63)	$57
Less: Loss from discontinued operations, net of tax	(6)	(19)
Income (loss) from continuing operations	(57)	76
Adjustments to income (loss) from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	49	48
Restructuring costs	29	30
Loss on debt extinguishment	24	—
Equity in earnings of affiliates	(34)	(41)
Pension and retiree medical expense	69	40
Gain on sale of property	—	(16)
Other adjustments to income (loss) from continuing operations	4	11
Dividends received from affiliates	14	35
Pension and retiree medical contributions	(88)	(104)
Restructuring payments	(17)	(15)
Changes in off-balance sheet accounts receivable factoring	46	16
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	(98)	(45)
Operating cash flows provided by (used for) continuing operations	(59)	35
Operating cash flows used for discontinued operations	(14)	(13)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(73)	$22

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	June 30, 2013	September 30, 2012
Finished goods	$163	$185
Work in process	46	48
Raw materials, parts and supplies	202	205
Total	$411	$438
12. Other Current Assets
     Other current assets are summarized as follows (in millions):

	June 30, 2013	September 30, 2012
Current deferred income tax assets, net	$22	$27
Asbestos-related recoveries (see Note 20)	11	11
Deposits and collateral	4	4
Prepaid and other	14	19
Other current assets	$51	$61
13. Net Property
     Net property is summarized as follows (in millions):

	June 30, 2013	September 30, 2012
Property at cost:
Land and land improvements	$35	$39
Buildings	224	253
Machinery and equipment	899	909
Company-owned tooling	151	156
Construction in progress	37	65
Total	1,346	1,422
Less accumulated depreciation	(962)	(1,005)
Net property	$384	$417

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Other Assets
     Other assets are summarized as follows (in millions):

	June 30, 2013	September 30, 2012
Investments in non-consolidated joint ventures	$173	$169
Asbestos-related recoveries (see Note 20)	63	63
Non-current deferred income tax assets, net	14	12
Unamortized debt issuance costs	33	29
Capitalized software costs, net	28	29
Prepaid pension costs	35	11
Other	34	40
Other assets	$380	$353
In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.
The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At June 30, 2013, the company’s investment in the joint venture was $36 million representing the company’s maximum exposure to loss. This amount is included in investments in non-consolidated joint ventures in the table above.
15. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	June 30, 2013	September 30, 2012
Compensation and benefits	$136	$136
Income taxes	11	15
Taxes other than income taxes	45	41
Accrued interest	17	5
Product warranties	20	16
Restructuring (see Note 6)	14	11
Asbestos-related liabilities (see Note 20)	18	19
Other	67	70
Other current liabilities	$328	$313

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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in product warranties is as follows (in millions):

	Nine Months Ended June 30,
	2013	2012
Total product warranties – beginning of period	$44	$48
Accruals for product warranties (1)	24	17
Payments	(13)	(14)
Change in estimates and other	1	(7)
Total product warranties – end of period	56	44
Less: Non-current product warranties	(36)	(28)
Product warranties – current	$20	$16
(1) Includes a $12 million specific warranty contingency related to a non-safety, product performance issue recognized during the quarter ended June 30, 2013 (see Note 20).
16. Other Liabilities
Other liabilities are summarized as follows (in millions):

	June 30, 2013	September 30, 2012
Asbestos-related liabilities (see Note 20)	$93	$93
Restructuring (see Note 6)	10	4
Non-current deferred income tax liabilities	99	101
Liabilities for uncertain tax positions	20	27
Product warranties (see Note 15)	36	28
Environmental	12	10
Indemnity obligations	28	32
Other	43	43
Other liabilities	$341	$338

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17. Long-Term Debt
     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	June 30, 2013	September 30, 2012
8-1/8 percent notes due 2015	$84	$250
10-5/8 percent notes due 2018 (net of issuance discount of $3) (2)	247	247
4.625 percent convertible notes due 2026(1)	55	300
4.0 percent convertible notes due 2027(1)	200	200
7.875 percent convertible notes due 2026(1) (net of issuance discount of $24)	226	—
6-3/4 percent notes due 2021 (2)	275	—
Term loan	93	98
Lines of credit and other	29	13
Unamortized gain on interest rate swap termination	3	10
Unamortized discount on convertible notes	(45)	(58)
Subtotal	1,167	1,060
Less: current maturities	(23)	(18)
Long-term debt	$1,144	$1,042

(1)	The 4.625 percent, 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016, 2019 and 2020, respectively.

(2)	The 6-3/4 percent and 10-5/8 percent notes contain a call option, which allows for early redemption.
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
  The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of the company's priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1.00 as of the last day of the fiscal quarter commencing with the fiscal quarter ending on or about March 31, 2012 through and including the fiscal quarter ending on or about September 30, 2012, (ii) 2.25 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending on or about December 31, 2012 through and including the fiscal quarter ending on or about September 30, 2013, and (iii) 2.00 to 1.00 as of the last day of each fiscal quarter thereafter. At June 30, 2013, the company was in compliance with all covenants under its credit agreement with a ratio of approximately 0.71x for the priority debt-to-EBITDA covenant.
     Availability under the amended and extended revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At June 30, 2013, the revolving credit facility was collateralized by approximately $590 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company's current corporate credit rating for senior secured facilities. At June 30, 2013, the margin over LIBOR rate was 425 basis points and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 325 basis points.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Certain of the company's subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company's indentures (see Note 24).
No borrowings were outstanding under the revolving credit facility at June 30, 2013 and September 30, 2012. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At June 30, 2013, there were no letters of credit outstanding under the revolving credit facility, while $1 million in letters of credit were outstanding on September 30, 2012.
Issuance of Debt Securities
On May 31, 2013, the company completed an offering of debt securities consisting of the issuance of $275 million of 8-year, 6-3/4 percent notes due June 15, 2021 (the "2021 Notes"). The offering and sale were made pursuant to a registration statement on Form S-3 filed by the company with the Securities and Exchange Commission. The 2021 Notes were issued at 100 percent of their principal amount. The proceeds from the sale of the 2021 Notes were $275 million and were primarily used to complete a cash tender offer for $167 million of the company’s previously outstanding $250 million 8-1/8 percent notes due 2015.
The 2021 Notes mature on June 15, 2021 and bear interest at a fixed rate of 6-3/4 percent per annum. The company pays interest on the 2021 Notes semi-annually, in arrears, on June 15 and December 15 of each year. The 2021 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with existing and future senior unsecured indebtedness, and effectively junior to existing and future secured indebtedness to the extent of the security therefor. The 2021 Notes are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing its senior secured credit facility. The guarantees rank equally with existing and future senior unsecured indebtedness of the guarantors and will be effectively subordinated to all of the existing and future secured indebtedness of the guarantors, to the extent of the value of the assets securing such indebtedness.
Prior to June 15, 2016, the company may redeem, at its option, from time to time, the 2021 Notes, in whole or in part, at a redemption price equal to the 100 percent of the principal amount of the 2021 Notes to be redeemed plus an applicable premium (as defined in the indenture under which the 2021 Notes were issued) and any accrued and unpaid interest. On or after June 15, 2016, the company may redeem, at its option, from time to time, the 2021 Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the 2021 Notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, if redeemed during the 12-month period beginning on June 15 of the years indicated below:

Year	Redemption Price
2016	105.063%
2017	103.375%
2018	101.688%
2019 and thereafter	100.000%
Prior to June 15, 2016, the company also may redeem, at its option, from time to time, up to 35 percent of the aggregate principal amount of the 2021 Notes with the net cash proceeds of one or more public sales of the company's common stock at a redemption price equal to 106.75 percent of the principal amount, plus accrued and unpaid interest, if any, so long as at least 65 percent of the aggregate principal amount of 2021 Notes originally issued remains outstanding after each such redemption and notice of any such redemption is mailed within 90 days of any such sale of common stock.
     If a Change of Control (as defined in the indenture under which the 2021 Notes were issued) occurs, unless the company has exercised its right to redeem the 2021 Notes, each holder of 2021 Notes may require the company to repurchase some or all of such holder's 2021 Notes at a purchase price equal to 101 percent of the principal amount of the 2021 Notes to be repurchased, plus accrued and unpaid interest, if any.
Repurchase of Debt Securities
On May 31, 2013, the company completed a cash tender offer for its 8-1/8 percent notes due September 15, 2015. The notes were repurchased at approximately 114 percent of their principal amount. The repurchase of $167 million of 8-1/8 percent notes was accounted for as an extinguishment of debt and, accordingly, the company recognized a net loss on debt extinguishment of $19 million, which is included in interest expense, net in the consolidated statement of operations.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Convertible Senior Unsecured Notes due 2026
In December 2012, the company issued $250 million of 7.875 percent convertible senior unsecured notes due 2026 (the “2026 Notes”). The 2026 Notes were sold by the company to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. The 2026 Notes have an initial principal amount of $900 per note and will accrete to $1,000 per note on December 1, 2020 at an effective interest rate of 10.9 percent. Net proceeds received by the company, after issuance costs and discounts, were approximately $220 million.
The company pays 7.875 percent cash interest on the principal amount at maturity of the 2026 Notes semi-annually in arrears on June 1 and December 1 of each year to holders of record at the close of business on the preceding May 15 and November 15, respectively, and at maturity to the holders that present the 2026 Notes for payment. Interest accrues on the principal amount at maturity thereof from and including the date the 2026 Notes are issued or from, and including, the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date.
The 2026 Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of the company's subsidiaries. The 2026 Notes are senior unsecured obligations and rank equally in right of payment with all of the company's existing and future senior unsecured indebtedness and are junior to any of the company existing and future secured indebtedness.
The 2026 Notes will be convertible in certain circumstances into cash up to the principal amount at maturity of the 2026 Note surrendered for conversion and, if applicable, shares of the company's common stock (subject to a conversion share cap as described below), based on an initial conversion rate, subject to adjustment, equivalent to 83.3333 shares per $1,000 principal amount at maturity of 2026 Notes (which represents an initial conversion price of $12.00 per share), only under the following circumstances:
(1) Prior to June 1, 2025, during any calendar quarter after the calendar quarter ending December 31, 2012, if the closing sale price of the Company's common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120 percent of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter;
(2) Prior to June 1, 2025, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount at maturity of Notes was equal to or less than 97 percent of the conversion value of the Notes on each trading day during such five consecutive trading day period;
(3) Prior to June 1, 2025, if the company has called the Notes for redemption;
(4) Prior to June 1, 2025, upon the occurrence of specified corporate transactions; or
(5) At any time on or after June 1, 2025.
On or after December 1, 2020, the company may redeem the Notes at its option, in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount at maturity of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Further, holders may require the company to purchase all or a portion of their Notes at a purchase price in cash equal to 100 percent of the principal amount at maturity of the Notes to be purchased, plus accrued and unpaid interest, on December 1, 2020 or upon certain fundamental changes. The maximum number of shares of common stock those Notes are convertible into is 19,208,404 shares.
The company used the net proceeds of approximately $220 million from the offering of the Notes (after discounts and issuance costs) and additional cash to acquire a portion of its outstanding 4.625 percent convertible senior notes due 2026 (the “4.625 percent notes”) in transactions that settled concurrently with the closing of the 7.875 percent note offering. Approximately $245 million of $300 million principal amount of the 4.625 percent notes were acquired for an aggregate purchase price of approximately $236 million (including accrued interest). The company recognized a loss on debt extinguishment of $5 million.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounting guidance requires that cash-settled convertible debt, such as the company's 7.875 percent convertible senior unsecured notes due 2026, be separated into debt and equity components at issuance and a value be assigned to each. The value assigned to the debt component is the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value, representing the value assigned to the equity component, is recorded as a debt discount. The company measures the debt component at fair value by utilizing a discounted cash flow model. This model utilizes observable inputs such as contractual repayment terms, benchmark forward yield curves, and yield curves and quoted market prices of its own nonconvertible debt. The yield curves are acquired from an independent source that is widely used in the financial industry and reviewed internally by personnel with appropriate expertise in valuation methodologies. The estimated fair value of the debt component of the Notes was $216 million (Level 2). The amount of the equity component recognized was $9 million.
Term Loan
     As part of the amendment and restatement of the revolving credit facility, on April 23, 2012, the company entered into a $100 million term loan agreement with a maturity date of April 23, 2017. The term loan will amortize over a period of 5 years from the effective date as follows: $5 million principal to be repaid during year one, $10 million principal to be repaid in each of the years two, three and four; and the remaining principal balance to be paid in year five. Payments will be made on a quarterly basis for the duration of the term loan. As of June 30, 2013, the margin over LIBOR rate was 425 basis points. The company has the ability to prepay the term loan at any time without penalty or premium. At June 30, 2013, the outstanding balance on the term loan was $93 million.
Capital Leases
     On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 575 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of June 30, 2013, the company had $14 million outstanding under these and other capital lease arrangements.
Letter of Credit Facilities
The company entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. There were $27 million and $30 million of letters of credit outstanding under this facility at June 30, 2013 and September 30, 2012, respectively. In addition, the company had another $9 million and $18 million of letters of credit outstanding through other letter of credit facilities at June 30, 2013 and September 30, 2012, respectively.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Receivable Securitization

The company has a $100 million U.S. accounts receivables securitization facility. On June 21, 2013, the company entered into a one-year extension of the facility expiration date, which after the amendment, expires on June 18, 2016. This program is provided by PNC Bank, National Association (PNC), as Administrator, Market Street Funding, LLC, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company's U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At June 30, 2013, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to the company's priority-debt-to-EBITDA ratio, which is identical to the corresponding covenant in the company's revolving credit facility as it exists on the date of the agreement. In addition, this securitization program contains and a cross default to the company's revolving credit facility. The weighted average interest rate on borrowings under this arrangement was approximately 1.53 percent at June 30, 2013.
18. Financial Instruments
     Fair values of financial instruments are summarized as follows (in millions):

	June 30, 2013		September 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$228	$228	$257	$257
Short-term debt	23	23	18	17
Long-term debt	1,144	1,261	1,042	1,036
Foreign exchange forward contracts (asset)	—	—	3	3
Foreign exchange forward contracts (liability)	—	—	1	1
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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of financial instruments by the valuation hierarchy at June 30, 2013 is as follows (in millions):

	Level 1	Level 2	Level 3
Short-term debt	$—	$—	$23
Long-term debt	—	1,162	99
Foreign exchange forward contracts (asset)	—	—	—
Foreign exchange forward contracts (liability)	—	—	—

Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at June 30, 2013 or September 30, 2012.
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
19. Retirement Benefit Liabilities
     Retirement benefit liabilities consisted of the following (in millions):

	June 30, 2013	September 30, 2012
Retiree medical liability	$556	$559
Pension liability	510	540
Other	25	24
Subtotal	1,091	1,123
Less: current portion (included in compensation and benefits, Note 15)	(48)	(48)
Retirement benefit liabilities	$1,043	$1,075

The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended June 30 are as follows:

	2013		2012
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$1	$—	$1	$—
Interest cost	21	6	23	6
Assumed return on plan assets	(29)	—	(27)	—
Amortization of prior service costs	—	(2)	—	(2)
Recognized actuarial loss	7	7	6	7
Settlement charge	36	—	—	—
Total expense	$36	$11	$3	$11

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of net periodic pension and retiree medical expense included in continuing operations for the nine months ended June 30 are as follows:

	2013		2012
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$2	$1	$2	$—
Interest cost	64	16	69	18
Assumed return on plan assets	(86)	—	(79)	—
Amortization of prior service costs	—	(6)	—	(6)
Recognized actuarial loss	20	20	16	20
Settlement charge	38	—	—	—
Total expense	$38	$31	$8	$32

Canadian Pension Plans Settlement: During the quarter ended June 30, 2013, the company settled five of its Canadian defined benefit pension plans via non-participating annuity contract purchases and lump-sum payments. These actions relieve the company of primary responsibility for the pension obligations associated with these plans and eliminate significant risks related to the obligation and assets used to effect the settlement. The company recognized a pre-tax settlement loss of $36 million ($27 million after-tax) associated with these actions in the third quarter of fiscal year 2013. This loss is primarily due to the recognition of previously unrecognized actuarial losses that were included in accumulated other comprehensive loss.

U.S. Plan Lump-sum Actions: In June 2013, the company amended its U.S. Retirement Plan to allow all terminated vested participants with an accrued benefit of $5,000 or less to receive a full lump-sum distribution of their benefit. The lump-sum amount will be rolled into an individual retirement account for those participants that have an accrued benefit of $1,000 to $5,000 who do not make an affirmative election to receive their benefits. For those participants with an accrued benefit of less than $1,000, the benefits will be automatically distributed to the participant.

Additionally, in June 2013, the company announced a special election window to offer voluntary lump-sum pension payouts to eligible terminated vested participants with an accrued benefit in the U.S. Retirement Plan that, if accepted, would settle the company's obligation to them. The program provides participants with a one-time choice of electing to receive a lump-sum settlement of their remaining pension benefit. Lump-sum distributions under this election window are expected to be paid in September 2013.
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
     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at June 30, 2013 to be approximately $19 million, of which $2 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at June 30, 2013 to be approximately $43 million, of which $18 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0.25 to 3 percent and is approximately $10 million at June 30, 2013. The undiscounted estimate of these costs is approximately $11 million.
     Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning balance at September 30, 2012	$2	$15	$17
Payments and other	(1)	(4)	(5)
Accruals(1)	1	7	8
Balance at June 30, 2013	$2	$18	$20

(1)	Includes $6 million recognized in loss from discontinued operations in the consolidated statement of operations.
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
Asbestos
     Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 5,000 pending asbestos-related claims at June 30, 2013 and September 30, 2012. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2013	September 30, 2012
Pending and future claims	$75	$75
Asbestos-related insurance recoveries	67	67
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
     Bates White provided an estimate of the reasonably possible range of Maremont’s obligation for asbestos personal injury claims over the next ten years of $72 million to $88 million. Maremont recognized a liability of $75 million at June 30, 2013 and September 30, 2012. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont.
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
Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The coverage also reimburses Maremont for any indemnity paid on those claims. The coverage is provided by several insurance carriers based on insurance agreements in place. Incorporating historical information with respect to buy-outs and settlements of coverage, and excluding any policies in dispute, the insurance receivable related to asbestos-related liabilities is $67 million as of June 30, 2013 and September 30, 2012. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables. Receivables for policies in dispute are not recorded.

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
     Rockwell International (Rockwell) — ArvinMeritor, Inc. (AM), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. At June 30, 2013 and September 30, 2012, there were approximately 2,500 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants. A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will likely never identify any of Rockwell’s products. Historically, AM has been dismissed from the vast majority of similar claims filed in the past with no payment to claimants. For those claimants who do show that they worked with Rockwell’s products, management nevertheless believes it has meritorious defenses, in substantial part due to the integrity of the products involved and the lack of any impairing medical condition on the part of many claimants. For these reasons, the company does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liabilities. The company defends these cases vigorously.
     Rockwell's asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	June 30, 2013	September 30, 2012
Pending and future claims	$36	$37
Asbestos-related insurance recoveries	7	7
The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. As of September 30, 2012, Bates White provided an estimate of the reasonably possible range of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $37 million to $45 million. The company recognized a liability of $36 million and $37 million at June 30, 2013 and September 30, 2012, respectively. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.
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
     Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are currently being disputed. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. Based on consultation with advisors and underlying analysis performed by management, the company has recorded an insurance receivable related to Rockwell legacy asbestos-related liabilities of $7 million at June 30, 2013 and September 30, 2012. If the assumptions with respect to the estimation period, nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.
Indemnifications
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At June 30, 2013 and September 30, 2012, the remaining estimated liability for this matter was approximately $18 million and $19 million, respectively.
     The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration.
On January 3, 2011, the company completed the sale of its Body Systems business. The sale agreement contains certain customary representations, warranties and covenants of the seller and the purchaser. The agreement also includes provisions governing post-closing indemnities between the seller and the purchaser for losses arising from specified events. At June 30, 2013 and September 30, 2012 the company has recognized estimates for such indemnities, primarily related to income tax matters, of $3 million and $4 million, respectively. This amount is included in other liabilities in the accompanying condensed consolidated balance sheet.
In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company's estimated exposure under these indemnities at June 30, 2013 and September 30, 2012 is approximately $11 million and $14 million, respectively, and is included in other current liabilities and other liabilities in the condensed consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other
As a result of performing ongoing product conformance testing in the ordinary course of business, the company recently identified a non-safety related, potential product performance issue arising from a defective supplier component which the company is in the process of investigating. To the company's knowledge, there have been no failures in the field. The company has notified all major customers and has initiated a campaign. Although the company is in the early stages of testing and has no definitive basis to determine what the exposure will ultimately be, the company believes it is a finite population affecting up to 6,000 axles. Management has estimated the total reasonably possible costs the company could incur at June 30, 2013 to be in the range of $12 million to $20 million, of which $12 million is probable and recorded as a specific warranty contingency reserve (see Note 15). The supplier has acknowledged the defect and the company is investigating potential options for reimbursement with respect to the issue, although the company cannot assure that it will achieve any level of reimbursement for the issue.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The company is evaluating certain sale transactions to determine if value added tax was required to be remitted to certain tax jurisdictions for the tax years 2007 through 2012. The company's estimated reasonably possible exposure for this matter is $6 million to $9 million. The company recorded approximately $6 million as its estimate of the probable liability at June 30, 2013 and September 30, 2012.
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
21. Accumulated Other Comprehensive Loss (AOCL)
     The components of AOCL as reported in the consolidated balance sheet are as follows (in millions):

	June 30, 2013	September 30, 2012
Foreign currency translation	$59	$93
Employee benefit related adjustments	(987)	(1,010)
Unrealized gains, net	1	2
Accumulated Other Comprehensive Loss	$(927)	$(915)

22. Business Segment Information
The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The company’s CODM is the Chief Executive Officer. On November 12, 2012, the company announced a revised management reporting structure resulting in two business segments. Prior period segment financial information presented has been recast to reflect the revised reporting structure.
      The company has two reportable segments at June 30, 2013, as follows:

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
     Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Eliminations	Total
Three Months Ended June 30, 2013
External Sales	$760	$233	$—	$993
Intersegment Sales	24	5	(29)	—
Total Sales	$784	238	$(29)	$993
Three Months Ended June 30, 2012
External Sales	$874	$239	$—	$1,113
Intersegment Sales	28	6	(34)	—
Total Sales	$902	245	$(34)	$1,113
	Commercial Truck	Aftermarket & Trailer	Eliminations	Total
Nine Months Ended June 30, 2013
External Sales	$2,143	$649	$—	$2,792
Intersegment Sales	68	16	(84)	—
Total Sales	$2,211	$665	$(84)	$2,792
Nine Months Ended June 30, 2012
External Sales	$2,746	$686	$—	$3,432
Intersegment Sales	83	20	(103)	—
Total Sales	$2,829	$706	$(103)	$3,432

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Segment EBITDA:
Commercial Truck & Industrial	$67	$71	$138	$207
Aftermarket & Trailer	25	22	60	63
Segment EBITDA	92	93	198	270
Unallocated legacy and corporate costs, net(1)	(5)	(1)	(7)	(4)
Interest expense, net	(45)	(25)	(99)	(72)
Provision for income taxes	(1)	(12)	(18)	(49)
Depreciation and amortization	(16)	(15)	(49)	(48)
Noncontrolling interests	—	(2)	—	(10)
Loss on sale of receivables	(2)	(1)	(5)	(7)
Restructuring costs	(12)	(3)	(29)	(30)
Specific warranty contingency (see Note 20)	(12)	—	(12)	—
Pension settlement loss	(36)	—	(36)	—
Gain on sale of property	—	16	—	16

Income (loss) from continuing operations attributable to Meritor, Inc.	$(37)	$50	$(57)	$66

(1)
Unallocated legacy and corporate costs, net represent items that are not directly related to our business segments and include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability matters. In addition, the third quarter of fiscal year 2013, unallocated legacy and corporate costs, net includes approximately $4 million of executive severance related to the company's former Chief Executive Officer.

Segment Assets:	June 30, 2013	September 30, 2012
Commercial Truck & Industrial(1)	$1,834	$—
Aftermarket & Trailer	470	505
Commercial Truck (1)	—	1,341
Industrial(1)	—	423
Total segment assets	2,304	2,269
Corporate(2)	471	487
Less: Accounts receivable sold under off-balance sheet factoring programs(3)	(298)	(255)
Total assets	$2,477	$2,501

(1)	In fiscal year 2013, the company reorganized its management structure resulting in two reportable segments.

(2)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(3)
At June 30, 2013 and September 30, 2012 segment assets include $298 million and $255 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (See Note 9). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

23. Subsequent Events
Sale of Ownership Interest in Suspensys Sistemas Automotivos LTDA
On July 30, 2013, subsidiaries of Meritor completed the sale of the company's overall 50 percent ownership interest in Suspensys Sistemas Automotivos LTDA (the “Suspensys JV”) to the company's joint venture partner, Randon S.A. Implementos E Participações (“Randon”). The Suspensys JV was formed in 2002 and is primarily engaged in the manufacture and sale of air and mechanical suspension systems for trucks, buses and trailers, trailer axles, third axles, hubs and drums for trucks, buses and trailers. The purchase price for the sale was $195 million, which was composed of $190 million in cash (approximately $4 million of which was in the form of a pre-closing cash dividend) and $5 million in lease abatements for a facility in Brazil leased to the company from the Suspensys JV. The sale was completed pursuant to a Purchase and Sale Agreement dated as of April 29, 2013.
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

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPRHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$369	$624	$—	$993
Subsidiaries	—	34	18	(52)	—
Total sales	—	403	642	(52)	993
Cost of sales	(14)	(353)	(569)	52	(884)
GROSS MARGIN	(14)	50	73	—	109
Selling, general and administrative	(27)	(18)	(22)	—	(67)
Pension settlement loss	—	—	(36)	—	(36)
Restructuring costs	—	(1)	(11)	—	(12)
OPERATING INCOME (LOSS)	(41)	31	4	—	(6)
Other income (loss), net	11	(5)	(6)	—	—
Equity in earnings of affiliates	—	9	6	—	15
Interest income (expense), net	(52)	9	(2)	—	(45)
INCOME (LOSS) BEFORE INCOME TAXES	(82)	44	2	—	(36)
Provision for income taxes	—	—	(1)	—	(1)
Equity income from continuing operations of subsidiaries	45	—	—	(45)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(37)	44	1	(45)	(37)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(1)	(1)	2	(1)
NET INCOME (LOSS)	(38)	43	—	(43)	(38)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(38)	$43	$—	$(43)	$(38)
Other comprehensive income (loss)	(2)	7	(13)	—	(8)
Comprehensive loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Total comprehensive income (loss)	$(40)	$50	$(14)	$(43)	$(47)

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPRHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$452	$661	$—	$1,113
Subsidiaries	—	40	23	(63)	—
Total sales	—	492	684	(63)	1,113
Cost of sales	(13)	(421)	(610)	63	(981)
GROSS MARGIN	(13)	71	74	—	132
Selling, general and administrative	(23)	(20)	(25)	—	(68)
Restructuring costs	—	—	(3)	—	(3)
Gain on sale of property	—	—	16	—	16
Other operating expense	—	—	(1)	—	(1)
OPERATING INCOME (LOSS)	(36)	51	61	—	76
Other income (loss), net	13	(8)	(4)	—	1
Equity in earnings of affiliates	—	8	4	—	12
Interest income (expense), net	(30)	5	—	—	(25)
INCOME (LOSS) BEFORE INCOME TAXES	(53)	56	61	—	64
Provision for income taxes	—	(3)	(9)	—	(12)
Equity income from continuing operations of subsidiaries	103	45	—	(148)	—
INCOME FROM CONTINUING OPERATIONS	50	98	52	(148)	52
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1)	(2)	(2)	4	(1)
NET INCOME	49	96	50	(144)	51
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$49	$96	$48	$(144)	$49
Other comprehensive income (loss)	10	(47)	(4)	—	(41)
Comprehensive income attributable to noncontrolling interests	—	—	2	—	2
Total comprehensive income	$59	$49	$46	$(144)	$10

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPRHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,078	$1,714	$—	$2,792
Subsidiaries	—	101	55	(156)	—
Total sales	—	1,179	1,769	(156)	2,792
Cost of sales	(40)	(1,033)	(1,588)	156	(2,505)
GROSS MARGIN	(40)	146	181	—	287
Selling, general and administrative	(71)	(59)	(64)	—	(194)
Pension settlement loss	—	—	(36)	—	(36)
Restructuring costs	(3)	(7)	(19)	—	(29)
Other operating expense	(2)	—	—	—	(2)
OPERATING INCOME (LOSS)	(116)	80	62	—	26
Other income (loss), net	46	(18)	(28)	—	—
Equity in earnings of affiliates	—	19	15	—	34
Interest income (expense), net	(121)	25	(3)	—	(99)
INCOME (LOSS) BEFORE INCOME TAXES	(191)	106	46	—	(39)
Provision for income taxes	—	(3)	(15)	—	(18)
Equity income from continuing operations of subsidiaries	134	19	—	(153)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(57)	122	31	(153)	(57)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(6)	(5)	(5)	10	(6)
NET INCOME (LOSS)	(63)	117	26	(143)	(63)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(63)	$117	$26	$(143)	$(63)
Other comprehensive income (loss)	(1)	6	(17)	—	(12)
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total comprehensive income (loss)	$(64)	$123	$9	$(143)	$(75)

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPRHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,271	$2,161	$—	$3,432
Subsidiaries	—	112	70	(182)	—
Total sales	—	1,383	2,231	(182)	3,432
Cost of sales	(38)	(1,205)	(1,999)	182	(3,060)
GROSS MARGIN	(38)	178	232	—	372
Selling, general and administrative	(66)	(63)	(76)	—	(205)
Restructuring costs	—	—	(30)	—	(30)
Gain on sale of property	—	—	16	—	16
Other operating expense	(1)	—	(2)	—	(3)
OPERATING INCOME (LOSS)	(105)	115	140	—	150
Other income (loss), net	54	(16)	(32)	—	6
Equity in earnings of affiliates	—	27	14	—	41
Interest income (expense), net	(91)	17	2	—	(72)
INCOME (LOSS) BEFORE INCOME TAXES	(142)	143	124	—	125
Provision for income taxes	(1)	(8)	(40)	—	(49)
Equity income from continuing operations of subsidiaries	209	62	—	(271)	—
INCOME FROM CONTINUING OPERATIONS	66	197	84	(271)	76
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(19)	(9)	(5)	14	(19)
NET INCOME	47	188	79	(257)	57
Less: Net income attributable to noncontrolling interests	—	—	(10)	—	(10)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$47	$188	$69	$(257)	$47
Other comprehensive income (loss)	10	(63)	21	—	(32)
Comprehensive income attributable to noncontrolling interests	—	—	10	—	10
Total comprehensive income	$57	$125	$100	$(257)	$25

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	June 30, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$146	$5	$77	$—	$228
Receivables trade and other, net	—	28	568	—	596
Inventories	—	162	249	—	411
Other current assets	2	17	32	—	51
TOTAL CURRENT ASSETS	148	212	926	—	1,286
NET PROPERTY	10	136	238	—	384
GOODWILL	—	275	152	—	427
OTHER ASSETS	78	169	133	—	380
INVESTMENTS IN SUBSIDIARIES	1,529	78	—	(1,607)	—
TOTAL ASSETS	$1,765	$870	$1,449	$(1,607)	$2,477
CURRENT LIABILITIES:
Short-term debt	$10	$6	$7	$—	$23
Accounts payable	39	177	441	—	657
Other current liabilities	106	67	155	—	328
TOTAL CURRENT LIABILITIES	155	250	603	—	1,008
LONG-TERM DEBT	1,128	7	9	—	1,144
RETIREMENT BENEFITS	921	—	122	—	1,043
INTERCOMPANY PAYABLE (RECEIVABLE)	577	(1,187)	610	—	—
OTHER LIABILITIES	70	192	79	—	341
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(1,086)	1,608	(1)	(1,607)	(1,086)
NONCONTROLLING INTERESTS	—	—	27	—	27
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,765	$870	$1,449	$(1,607)	$2,477

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	September 30, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$91	$3	$163	$—	$257
Receivables trade and other, net	—	35	507	—	542
Inventories	—	183	255	—	438
Other current assets	6	20	35	—	61
TOTAL CURRENT ASSETS	97	241	960	—	1,298
NET PROPERTY	12	143	262	—	417
GOODWILL	—	275	158	—	433
OTHER ASSETS	70	176	107	—	353
INVESTMENTS IN SUBSIDIARIES	1,468	85	—	(1,553)	—
TOTAL ASSETS	$1,647	$920	$1,487	$(1,553)	$2,501
CURRENT LIABILITIES:
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

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(9)	$9	$(73)	$—	$(73)
INVESTING ACTIVITIES
Capital expenditures	(2)	(12)	(17)	—	(31)
Other investing activities	—	1	—	—	1
Net investing cash flows provided by discontinued operations	—	3	3	—	6
CASH USED FOR INVESTING ACTIVITIES	(2)	(8)	(14)	—	(24)
FINANCING ACTIVITIES
Repayment of notes and term loan	(427)	—	—	—	(427)
Proceeds from debt issuance	500	—	—	—	500
Debt issuance costs	(12)	—	—	—	(12)
Intercompany advances	5	—	(5)	—	—
Other financing activities	—	1	9	—	10
CASH PROVIDED BY FINANCING ACTIVITIES	66	1	4	—	71
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(3)	—	(3)
CHANGE IN CASH AND CASH EQUIVALENTS	55	2	(86)	—	(29)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91	3	163	—	257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$146	$5	$77	$—	$228

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(24)	$22	$24	$—	$22
INVESTING ACTIVITIES
Capital expenditures	(3)	(23)	(39)	—	(65)
Proceeds from sale of property	—	—	18	—	18
Other investing activities	—	1	2	—	3
Net investing cash flows provided by discontinued operations	—	—	28	—	28
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(3)	(22)	9	—	(16)
FINANCING ACTIVITIES
Proceeds from term loans	100	—	—	—	100
Repayment of notes and term loan	(85)	—	—	—	(85)
Debt issuance costs	(12)	—	—	—	(12)
Intercompany advances	18	—	(18)	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	21	—	(18)	—	3
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	—	—	—
CHANGE IN CASH AND CASH EQUIVALENTS	(6)	—	15	—	9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92	4	121	—	217
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86	$4	$136	$—	$226

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
Debt Offering and Repurchase
On May 31, 2013, we completed an offer of $275 million aggregate principal at maturity of 6-3/4 percent senior notes due June 15, 2021. We used the proceeds of the 6-3/4 percent senior notes offering primarily to complete a cash tender offer and the repurchase of $167 million of our $250 million 8-1/8 percent notes due in 2015, and the balance of the proceeds will be used for general corporate purposes, which may include repayment of other debt. The issuance and cash purchase transactions resulted in a net loss of $19 million.
Canadian Pension Settlement and U.S. Plan Lump-sum Actions
During the third quarter of fiscal year 2013, we settled five of our Canadian pension plans via lump-sum payments out of plan assets to participants and annuity contract purchases with an insurance company. We recognized a pre-tax settlement loss of approximately $36 million associated with the annuity purchase and lump-sum actions. In accordance with settlement accounting, $68 million of benefit obligations and $72 million of pension plan assets associated with the actions were derecognized during the quarter ended June 30, 2013.
In June 2013, we amended our U.S. Retirement Plan to allow all terminated vested participants with an accrued benefit of $5,000 or less to receive a full lump-sum distribution of their benefit. The lump-sum amount will be rolled into an individual retirement account for those participants that have an accrued benefit of $1,000 to $5,000 who do not make an affirmative election to receive their benefits. For those participants with an accrued benefit of less than $1,000, the benefits will be automatically distributed to the participant.

Additionally, in June 2013, we announced a special election window to offer voluntary lump-sum pension payouts to eligible terminated vested participants with an accrued benefit in the U.S. Retirement Plan that, if accepted, would settle our obligation to them. The program provides participants with a one-time choice of electing to receive a lump-sum settlement of their remaining pension benefit. Lump-sum distributions under this election window are expected to be paid in September 2013. We anticipate recognizing a substantially non-cash settlement loss in the fourth quarter of fiscal year 2013 associated with these payouts that is expected to exceed the settlement loss recognized during the third quarter of fiscal year 2013.
Specific Warranty Contingency
We recently identified a non-safety related, potential product performance issue arising from a defective supplier component. To our knowledge, there have been no failures in the field. We have notified all major customers and have initiated a campaign. Although we are in the early stages of testing and have no definitive basis to determine what the exposure will ultimately be, we believe it is a finite population affecting up to 6,000 axles. It is reasonably possible that the company has a liability in the range of $12 million to $20 million, of which $12 million is probable. Accordingly, we recorded a specific warranty contingency reserve of $12 million at June 30, 2013. The supplier has acknowledged the defect and we are investigating potential options for reimbursement with respect to the issue, although we cannot assure that it will achieve any level of reimbursement for the issue.

MERITOR, INC.

3rd Quarter Fiscal Year 2013 results
Our sales for the third quarter of fiscal year 2013 were $993 million, down compared to $1,113 million in the prior year. We experienced lower sales driven primarily by lower production volumes in North America, our military business, and China partially offset by increased sales in South America. Loss from continuing operations in the third quarter of fiscal year 2013 was $37 million, or $0.38 per diluted share, compared to income from continuing operations of $50 million, or $0.51 per diluted share, in the prior year. Net loss for the third quarter of fiscal year 2013 was $38 million compared to net income of $49 million in the prior year. Our loss from continuing operations and net loss for the third quarter ended June 30, 2013 includes the $36 million Canadian pension settlement loss ($27 million, after-tax) and the $19 million loss on debt extinguishment discussed above. In addition, the prior year third quarter ended June 30, 2012 included a $16 million gain associated with the sale of excess land at our facility at Cwmbran, Wales.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the third quarter of fiscal year 2013 was $87 million compared to $92 million in the third quarter of fiscal year 2012. Our Adjusted EBITDA margin in the third quarter of fiscal year 2013 was 8.8 percent compared to 8.3 percent in the same period a year ago. Total Adjusted EBITDA decreased compared to the prior year primarily as a result of lower sales in the third quarter of fiscal year 2013. Adjusted EBITDA margin increased as the impact of lower sales was more than offset by certain pricing actions and lower material and structural costs.
Cash flows used by operating activities were $36 million in the third quarter of fiscal year 2013 compared to $68 million in the third quarter of the prior fiscal year. The decrease in cash flows in the third quarter of fiscal year 2013 was primarily due to an increase in working capital and lower earnings compared to the same period a year ago.
Sale of Ownership Interest in Suspensys Sistemas Automotivos LTDA
On July 30, 2013, subsidiaries of Meritor completed the sale of the company's overall 50 percent ownership interest in Suspensys Sistemas Automotivos LTDA (the “Suspensys JV”) to the company's joint venture partner, Randon S.A. Implementos E Participações (“Randon”). The Suspensys JV was formed in 2002 and is primarily engaged in the manufacture and sale of air and mechanical suspension systems for trucks, buses and trailers, trailer axles, third axles, hubs and drums for trucks, buses and trailers. The purchase price for the sale was $195 million, which was composed of $190 million in cash (approximately $4 million of which was in the form of a pre-closing cash dividend) and $5 million in lease abatements for a facility in Brazil leased to the company from the Suspensys JV. The sale was completed pursuant to a Purchase and Sale Agreement dated as of April 29, 2013. Meritor expects to use the cash proceeds from the sale to repurchase debt, for pension funding and for general corporate purposes. See Part II, Item 5. Other Information, for pro forma financial information as it relates to the sale.
     Trends and Uncertainties
     Production Volumes
     The following table reflects estimated commercial truck production volumes for selected original equipment (OE) markets for the three months ended June 30, 2013 and 2012 based on available sources and management’s estimates.

	Three Months Ended June 30,		Percent
	2013	2012	Change
Estimated Commercial Truck (in thousands)
North America, Heavy-Duty Trucks	67	78	(14)%
North America, Medium-Duty Trucks	54	50	8%
Western Europe, Heavy- and Medium-Duty Trucks	85	95	(11)%
South America, Heavy- and Medium-Duty Trucks	45	33	36%

We expected production volumes in North America and Europe in 2013 to soften compared to the levels experienced in fiscal year 2012. Beginning in second quarter of fiscal year 2012, production volumes in South America declined significantly as the industry transitioned to tighter emission standard requirements for commercial vehicles. Production volumes in South America have since increased in fiscal year 2013. Production volumes in the Asia-Pacific region, more specifically China and India, have decreased significantly compared to levels experienced in fiscal year 2012, and there is no certainty as to when these volumes will return to the levels previously experienced.

MERITOR, INC.

Industry-Wide Issues
Our business continues to address a number of other challenging industry-wide issues including the following:

•	Uncertainty around the global market outlook;

•	Volatility in price and availability of steel, components and other commodities;

•	Disruptions in the financial markets and their impact on the availability and cost of credit;

•	Higher energy and transportation costs;

•	Currency exchange rate volatility;

•	Consolidation and globalization of OEMs and their suppliers; and

•	Significant pension and retiree medical health care costs.
Other
Other significant factors that could affect our results and liquidity over the next year include:

•
Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewal negotiations (including, without limitation, negotiations with our largest customer, Volvo, which are ongoing regarding our contract with Volvo covering axle supply in Europe, South America and Australia, which is scheduled to expire in October 2014);

•	Failure to obtain new customers;

•	Failure to secure new military contracts as our primary military program winds down;

•	Ability to work with our customers to manage rapidly changing production volumes;

•	Ability to recover and timing of recovery of steel price and other cost increases from our customers;

•	Ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union;

•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;

•	A significant deterioration or slowdown in economic activity in the key markets in which we operate;

•	Higher than planned price reductions to our customers;

•	Potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges;

•	Higher than planned warranty expenses, including the outcome of known or potential recall campaigns;

•	Our ability to implement planned productivity, cost reduction, and other margin improvement initiatives;

•	Uncertainties of asbestos claim litigation and the outcome of litigation with insurance companies regarding the scope of coverage and the long-term solvency of our insurance carriers; and

•	Restrictive government actions by foreign countries (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs).
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

MERITOR, INC.

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
Adjusted income from continuing operations and Adjusted diluted earnings per share are reconciled to income (loss) from continuing operations and diluted earnings (loss) per share below (in millions, except per share amounts).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Adjusted income from continuing operations	$33	$37	$28	$80
Loss on debt extinguishment	(19)	—	(19)	—
Restructuring costs, net of tax	(12)	(3)	(27)	(30)
Specific warranty contingency	(12)	—	(12)	—
Pension settlement loss, net of tax	(27)	—	(27)	—
Gain on sale of property	—	16	—	16
Income (loss) from continuing operations	$(37)	$50	$(57)	$66
Adjusted diluted earnings per share from continuing operations	$0.34	$0.38	$0.29	$0.82
Impact of adjustments on diluted earnings (loss) per share	(0.72)	0.13	(0.87)	(0.14)
Diluted earnings (loss) per share from continuing operations	$(0.38)	$0.51	$(0.58)	$0.68

MERITOR, INC.

Free cash flow and Free cash flow from continuing operations before restructuring payments are reconciled to cash flows provided by (used for) operating activities below (in millions).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Cash provided by (used for) operating activities – continuing operations	$37	$73	$(59)	$35
Capital expenditures – continuing operations	(8)	(22)	(31)	(65)
Free cash flow – continuing operations	29	51	(90)	(30)
Cash used for operating activities – discontinued operations	(1)	(5)	(14)	(13)
Free cash flow – discontinued operations	(1)	(5)	(14)	(13)
Free cash flow – total company	$28	$46	$(104)	$(43)
Free cash flow – continuing operations	$29	$51	$(90)	$(30)
Restructuring payments – continuing operations	5	5	17	15
Free cash flow from continuing operations before restructuring payments	$34	$56	$(73)	$(15)

MERITOR, INC.

   Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in “Results of Operations” below.
Results of Operations
The following is a summary of our financial results is (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
SALES:
Commercial Truck & Industrial	$784	$902	$2,211	$2,829
Aftermarket & Trailer	238	245	665	706
Intersegment Sales	(29)	(34)	(84)	(103)
SALES	$993	$1,113	$2,792	$3,432
SEGMENT EBITDA:
Commercial Truck & Industrial	$67	$71	$138	$207
Aftermarket & Trailer	25	22	60	63
SEGMENT EBITDA	92	93	198	270
Unallocated legacy and corporate costs, net (1)	(5)	(1)	(7)	(4)
ADJUSTED EBITDA	87	92	191	266
Interest expense, net	(45)	(25)	(99)	(72)
Provision for income taxes	(1)	(12)	(18)	(49)
Depreciation and amortization	(16)	(15)	(49)	(48)
Noncontrolling interests	—	(2)	—	(10)
Loss on sale of receivables	(2)	(1)	(5)	(7)
Restructuring costs	(12)	(3)	(29)	(30)
Specific warranty contingency (see note 20)	(12)	—	(12)	—
Pension settlement loss	(36)	—	(36)	—
Gain on sale of property	—	16	—	16

INCOME (LOSS) FROM CONTINUING OPERATIONS, attributable to Meritor, Inc.	$(37)	$50	$(57)	$66
LOSS FROM DISCONTINUED OPERATIONS, net of tax, attributable to Meritor, Inc.	(1)	(1)	(6)	(19)
NET INCOME (LOSS) attributable to Meritor, Inc.	$(38)	$49	$(63)	$47
DILUTED INCOME (LOSS) PER SHARE Attributable to Meritor, Inc.
Continuing operations	$(0.38)	$0.51	$(0.58)	$0.68
Discontinued operations	(0.01)	(0.01)	(0.07)	(0.20)
Diluted income (loss) per share	$(0.39)	$0.50	$(0.65)	$0.48
DILUTED AVERAGE COMMON SHARES OUTSTANDING	97.2	97.2	97.0	97.2

(1)
Unallocated legacy and corporate costs represent items that are not directly related to our business segments and include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability matters. In addition, unallocated legacy and corporate costs, net for the third quarter of fiscal year 2013 includes approximately $4 million of executive severance related to the termination of employment of the company's former Chief Executive Officer.

MERITOR, INC.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
   Sales
The following table reflects total company and business segment sales for the three months ended June 30, 2013 and 2012. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales (in millions).

	Three Months Ended				Dollar Change Due To
	June 30,		Dollar	%		Volume /
	2013	2012	Change	Change	Currency	Other
Sales:
Commercial Truck & Industrial	$784	$902	$(118)	(13)%	$(2)	$(116)
Aftermarket & Trailer	238	245	(7)	(3)%	1	(8)
Intersegment Sales	(29)	(34)	5	(15)%	—	5
TOTAL SALES	$993	$1,113	$(120)	(11)%	$(1)	$(119)
     Commercial Truck & Industrial sales were $784 million in the third quarter of fiscal year 2013, down 13 percent compared to the third quarter of fiscal year 2012, reflecting lower production volumes in all geographies except South America. North American industry-wide production volumes for heavy-duty trucks decreased 14 percent in the third quarter of fiscal year 2013 as compared to the same period a year ago and our military business decreased due to the step-down in FMTV production. In addition, we experienced lower sales in Europe as industry-wide production volumes were down 11 percent. Also, our revenue in China was down approximately 45 percent. The decline in sales was slightly offset by higher sales in South America as industry-wide production increased by 36 percent in the third quarter of fiscal year 2013 as compared to the prior year.
     Aftermarket & Trailer sales were $238 million in the third quarter of fiscal year 2013, down slightly from $245 million in the third quarter of fiscal year 2012.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended June 30, 2013 was $884 million compared to $981 million in the prior year, representing a decrease of 10 percent. The decrease in costs of sales is primarily due to lower sales, which decreased by 11 percent. Total cost of sales was approximately 89 percent and 88 percent of sales for the three month periods ended June 30, 2013 and 2012, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the third quarter of fiscal year 2013 compared to the same quarter in the prior year (in millions):

Cost of Sales
Quarter ended June 30, 2012	$981
Volume, mix and other, net	(97)
Foreign exchange	—
Quarter ended June 30, 2013	$884

     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Lower material costs	$(111)
Higher labor and overhead costs	1
Other, net	13
Total decrease in costs of sales	$(97)

MERITOR, INC.

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended June 30, 2013 decreased by approximately $111 million compared to the same period last year primarily as a result of lower sales and lower material cost attributable to net material savings. In addition, global steel prices were lower in the third quarter of fiscal year 2013 compared to the same period last year.
     Other, net increased by $13 million compared to the same period in the prior year. The increase was primarily due to the $12 million specific warranty contingency charge related to a non-safety, product performance issue (see Note 20) recognized during the quarter ended June 30, 2013.
     Gross profit for the three months ended June 30, 2013 was $109 million compared to $132 million in the same period last year. Gross profit, as a percentage of sales, for the quarter ended June 30, 2013 was 11.0 percent compared to 11.9 percent for the three months ended June 30, 2012.
Other Income Statement Items
     Selling, general and administrative expenses for the three months ended June 30, 2013 and 2012 are summarized as follows (in millions):

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(2)	(0.2)%	$(1)	(0.1)%	$1	0.1pts
Short- and long-term variable
compensation	(7)	(0.7)%	(5)	(0.5)%	2	0.2pts
Executive severance	(4)	(0.4)%	—	—%	4	0.4pts
All other SG&A	(54)	(5.4)%	(62)	(5.5)%	(8)	(0.1)pts
Total SG&A	$(67)	(6.7)%	$(68)	(6.1)%	$(1)	0.6pts
    All other SG&A represents normal selling, general and administrative expense and was relatively flat as a percentage of sales.
Pension settlement loss of $36 million was recognized during the third quarter of fiscal year 2013. The loss is associated with the settlement of certain Canadian pension plans.
     Restructuring costs of $12 million were recorded during the quarter ended June 30, 2013 compared to $3 million a year ago. Our Commercial Truck & Industrial segment recognized approximately $12 million of restructuring costs in the third quarter of fiscal year 2013 primarily related to employee severance costs and a lease termination related to our segment reorganization.
During the third quarter of fiscal year 2012, we approved a European headcount reduction plan in response to ongoing economic weakness and uncertainty in the European region and recognized approximately $3 million of restructuring costs.
Gain on sale of property of $16 million was recognized during the third quarter of fiscal year 2012. This gain is associated with the sale of excess land at our facility at Cwmbran, Wales.
     Operating loss for the third quarter of fiscal year 2013 was $6 million, compared to operating income of $76 million in the prior year. Key items impacting operating income (loss) are discussed above.
     Equity in earnings of affiliates was $15 million in the third quarter of fiscal year 2013, compared to $12 million in the same period in the prior year. The increase is primarily due to higher earnings from our affiliates in Brazil offset by lower earnings from our affiliates in North America and India reflecting weaker truck markets in those regions.
     Interest expense, net for the third quarter of fiscal year 2013 was $45 million, compared to $25 million in the prior year. During the third quarter ended June 30, 2013, we repurchased $167 million of the $250 million 8-1/8 percent notes due 2015. We recognized a $19 million loss on debt extinguishment associated with the repurchase.
    Provision for income taxes was $1 million in the third quarter of fiscal year 2013 compared to $12 million in the third quarter of fiscal year 2012.The reduction to tax expense for the three months ended June 30, 2013 was primarily attributable to the $9 million tax benefit on the Canadian pension settlement charge.
Loss from continuing operations (before noncontrolling interests) for the third quarter of fiscal year 2013 was $37 million, compared to income of $52 million, in the prior year. The reasons for the deterioration are discussed above.

MERITOR, INC.

     Loss from discontinued operations, net of tax was $1 million in the third quarter of fiscal year 2013 and 2012, respectively. Loss from discontinued operations for the three months ended June 30, 2013 was primarily due to environmental remediation costs. Loss from discontinued operations for the three months ended June 30, 2012 primarily relates to changes in estimates and adjustments related to certain assets and liabilities retained from previously divested businesses and indemnities provided at the time of sale of sale.
     Net loss attributable to Meritor, Inc. was $38 million for the third quarter of fiscal year 2013 compared to income of $49 million in the third quarter of fiscal year 2012. Various factors affecting the net loss are previously discussed.
Segment EBITDA and EBITDA Margins
Segment EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense and asset impairment charges. We use Segment EBITDA as the primary basis for the CODM to evaluate the performance of each of our reportable segments. On November 12, 2012, the company announced a revised management reporting structure resulting in two business segments. Prior period segment financial information has been recast to reflect the revised reporting structure.
     The following table reflects Segment EBITDA and Segment EBITDA margins for the three months ended June 30, 2013 and 2012 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	June 30,			June 30,
	2013	2012	$ Change	2013	2012	Change
Commercial Truck & Industrial	$67	$71	$(4)	8.5%	7.9%	0.6pts
Aftermarket & Trailer	25	22	3	10.5%	9.0%	1.5pts
Segment EBITDA	$92	$93	$(1)	9.3%	8.4%	0.9pts

     Significant items impacting year-over-year Segment EBITDA include the following:

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– Quarter ended June 30, 2012	$71	$22	$93
Higher earnings from unconsolidated affiliates	2	1	3
Lower pension and retiree medical costs	2	—	2
Foreign exchange - transaction and translation	(1)	—	(1)
Volume, mix, pricing and other, net	(7)	2	(5)
Segment EBITDA – Quarter ended June 30, 2013	$67	$25	$92

Commercial Truck & Industrial Segment EBITDA was $67 million in the third quarter of fiscal year 2013, down $4 million compared to the same period in the prior year. Segment EBITDA margin increased to 8.5 percent compared to 7.9 percent in the prior year. The increase in Segment EBITDA margin reflects savings associated with the variable labor and structural cost reductions, lower net material costs, as well as higher earnings from our unconsolidated joint ventures as compared to the same period a year ago partially offset by lower volumes.
     Aftermarket & Trailer Segment EBITDA was $25 million in the third quarter of fiscal year 2013, up $3 million compared to the same period in the prior year. Segment EBITDA margin increased to 10.5 percent compared to 9.0 percent in the prior year. The increase in Segment EBITDA and Segment EBITDA margin is primarily due to pricing actions and lower material and structural costs.

MERITOR, INC.

Nine Months Ended June 30, 2013 Compared to nine months Ended June 30, 2012
   Sales
The following table reflects total company and business segment sales for the nine months ended June 30, 2013 and 2012. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales (in millions).

	Nine months Ended				Dollar Change Due To
	June 30,		Dollar	%		Volume /
	2013	2012	Change	Change	Currency	Other
Sales:
Commercial Truck & Industrial	$2,211	$2,829	$(618)	(22)%	$(34)	$(584)
Aftermarket & Trailer	665	706	(41)	(6)%	—	(41)
Intersegment Sales	(84)	(103)	19	(18)%	—	19
TOTAL SALES	$2,792	$3,432	$(640)	(19)%	$(34)	$(606)
     Commercial Truck & Industrial sales were $2,211 million in the first nine months of fiscal year 2013, down 22 percent compared to the first nine months of fiscal year 2012, reflecting lower commercial truck production globally. North American industry-wide production volumes for heavy-duty trucks decreased 22 percent in the first nine months of fiscal year 2013 as compared to the same period a year ago. In addition, we experienced lower sales in South America and Europe as industry-wide production volumes in these regions were down 8 percent and 12 percent, respectively. Also, we experienced lower sales in our China off-highway business.
     Aftermarket & Trailer sales were $665 million in the first nine months of fiscal year 2013, down from $706 million in the first nine months of fiscal year 2012. The decrease in sales is primarily due to lower sales of core aftermarket replacement products, primarily in North America, and products for trailer applications.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the nine months ended June 30, 2013 was $2,505 million compared to $3,060 million in the prior year, representing a decrease of 18 percent. The decrease in costs of sales is primarily due to lower sales volumes which is discussed above. Total cost of sales was approximately 90 percent and 89 percent of sales for the nine month periods ended June 30, 2013 and 2012, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the nine months of fiscal year 2013 compared to the same period in the prior year (in millions):

Cost of Sales
Nine months ended June 30, 2012	$3,060
Volume, mix and other, net	(526)
Foreign exchange	(29)
Nine months ended June 30, 2013	$2,505

     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Lower material costs	$(503)
Lower labor and overhead costs	(70)
Other, net	18
Total decrease in costs of sales	$(555)

MERITOR, INC.

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the nine months ended June 30, 2013 decreased by approximately $503 million compared to the same period last year primarily as a result of lower sales. In addition, global steel prices were lower in the first nine months of fiscal year 2013 as compared to the first nine months of fiscal year 2012.
     Labor and overhead costs decreased by $70 million compared to the same period in the prior year. The decrease was primarily due to lower sales in the first nine months of fiscal year 2013 and savings associated with the variable labor cost reductions as part of our continuous improvement initiatives.
Other, net increased by $18 million compared to the same period in the prior year. The increase was primarily due to the $12 million specific warranty contingency charge related to a non-safety, product performance issue (see Note 20) recognized during the quarter ended June 30, 2013.
     Gross profit for the nine months ended June 30, 2013 was $287 million compared to $372 million in the same period last year. Gross profit, as a percentage of sales, was 10 percent and 11 percent for the nine months ended June 30, 2013 and 2012, respectively.
Other Income Statement Items
     Selling, general and administrative expenses for the nine months ended June 30, 2013 and 2012 are summarized as follows (in millions):

	Nine Months Ended		Nine Months Ended
	June 30, 2013		June 30, 2012		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(5)	(0.2)%	$(7)	(0.2)%	$(2)	—
Short- and long-term variable
compensation	(18)	(0.6)%	(14)	(0.4)%	4	0.2pts
Charge for legal contingency	—	—%	(6)	(0.2)%	(6)	(0.2)pts
Executive severance	(4)	(0.1)%	—	—%	4	0.1pts
All other SG&A	(167)	(6.0)%	(178)	(5.2)%	(11)	0.8pts
Total SG&A	$(194)	(6.9)%	$(205)	(6.0)%	$(11)	0.9pts
    All other SG&A represents normal selling, general and administrative expense and declined approximately 6 percent year over year. The increase in total SG&A as a percentage of sales compared to the third quarter of fiscal year 2012 was due to lower sales in the current year.
Pension settlement loss of $36 million was recognized during the nine months ended June 30, 2013. The loss is associated with the settlement of certain Canadian pension plans.
Restructuring costs of $29 million were recorded during the nine months ended June 30, 2013 compared to $30 million a year ago. Our Commercial Truck & Industrial segment recognized $20 million of restructuring costs in the first nine months of fiscal year 2013 primarily related to employee severance costs and a lease termination. Our Aftermarket & Trailer segment recognized $6 million of restructuring cost during the first nine months of fiscal year 2013 primarily related to employee severance costs. In addition, we recognized $3 million of restructuring costs at our corporate locations associated with our segment reorganization.
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
     Operating income for the first nine months of fiscal year 2013 was $26 million, compared to $150 million in the prior year. Key items affecting income are discussed above.

MERITOR, INC.

     Equity in earnings of affiliates was $34 million in the first nine months of fiscal year 2013, compared to $41 million in the same period in the prior year. The decrease is primarily due to lower earnings from our affiliates in North and South America reflecting weaker truck markets in those regions.
     Interest expense, net for the first nine months of fiscal year 2013 was $99 million, compared to $72 million in the prior year. During the first quarter ended December 31, 2012, the company repurchased approximately $245 million of $300 million principal amount of the 4.625 percent convertible notes due 2026. We recognized a $5 million loss on debt extinguishment associated with the repurchase. The company recognized an additional $19 million loss on debt extinguishment in the third quarter ended June 30, 2013 associated with the repurchase of $167 million of the 8-1/8 percent notes due 2015.
    Provision for income taxes was $18 million in the first nine months of fiscal year 2013 compared to $49 million in the first nine months of fiscal year 2012. The reduction to tax expense for the nine months ended June 30, 2013 was primarily attributable to the $9 million tax benefit on the Canadian pension settlement charge and lower earnings in jurisdictions in which we recognize tax expense.
Loss from continuing operations (before noncontrolling interests) for the first nine months of fiscal year 2013 was $57 million, compared to income of $76 million, in the prior year. The reasons for the deterioration are discussed above.
     Loss from discontinued operations, net of tax was $6 million in the first nine months of fiscal year 2013, compared to $19 million in the same period in the prior year. Loss from discontinued operations for the nine months ended June 30, 2013 was primarily due to environmental remediation costs. Loss from discontinued operations for the nine months ended June 30, 2012 primarily relates to changes in estimates and adjustments related to certain assets and liabilities retained from previously divested businesses and indemnities provided at the time of sale of sale.
     Net loss attributable to Meritor, Inc. was $63 million for the first nine months of fiscal year 2013 compared to income of $47 million in the first nine months of fiscal year 2012. Various factors affecting the net loss are previously discussed.
Segment EBITDA and EBITDA Margins
Segment EBITDA is defined as income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, noncontrolling interests in consolidated joint ventures, loss on sale of receivables, restructuring expense and asset impairment charges. We use Segment EBITDA as the primary basis for the CODM to evaluate the performance of each of our reportable segments. On November 12, 2012, the company announced a revised management reporting structure resulting in two business segments. Prior period segment financial information has been recast to reflect the revised reporting structure.
     The following table reflects Segment EBITDA and Segment EBITDA margins for the nine months ended June 30, 2013 and 2012 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	June 30,			June 30,
	2013	2012	$ Change	2013	2012	Change
Commercial Truck & Industrial	$138	$207	$(69)	6.2%	7.3%	(1.1)%
Aftermarket & Trailer	60	63	(3)	9.0%	8.9%	0.1%
Segment EBITDA	$198	$270	$(72)	7.1%	7.9%	(0.8)%

     Significant items impacting year-over-year Segment EBITDA include the following:

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– nine months ended June 30, 2012	$207	$63	$270
Lower earnings from unconsolidated affiliates	(7)	—	(7)
Lower pension and retiree medical costs	3	1	4
Foreign exchange - transaction and translation	(11)	—	(11)
Volume, mix, pricing and other, net	(54)	(4)	(58)
Segment EBITDA – nine months ended June 30, 2013	$138	$60	$198

MERITOR, INC.

Commercial Truck & Industrial Segment EBITDA was $138 million in the first nine months of fiscal year 2013, down $69 million compared to the same period in the prior year. Segment EBITDA margin decreased to 6.2 percent compared to 7.3 percent in the prior year. The decrease in Segment EBITDA margin reflects lower commercial vehicle production volumes in all regions and lower earnings from our unconsolidated joint ventures as compared to the same period a year ago. In addition, Segment EBITDA was unfavorably impacted by foreign currency movements, primarily due to the depreciation in Brazilian real compared to the U.S. dollar partially offset by lower material and structural costs.
     Aftermarket & Trailer Segment EBITDA was $60 million in the first nine months of fiscal year 2013, down $3 million compared to the same period in the prior year. The decrease in Segment EBITDA is due to lower sales from our core aftermarket products in all regions.

MERITOR, INC.

Financial Condition
Cash Flows (in millions)

	Nine Months Ended June 30,
	2013	2012
OPERATING CASH FLOWS
Income (loss) from continuing operations	$(57)	$76
Depreciation and amortization	49	48
Restructuring costs	29	30
Loss on debt extinguishment	24	—
Equity in earnings of affiliates	(34)	(41)
Pension and retiree medical expense	69	40
Gain on sale of property	—	(16)
Dividends received from equity method investments	14	35
Pension and retiree medical contributions	(88)	(104)
Restructuring payments	(17)	(15)
Increase in working capital	(128)	(54)
Changes in off-balance sheet accounts receivable factoring	46	16
Other, net	34	20
Cash flows provided by (used for) continuing operations	(59)	35
Cash flows used for discontinued operations	(14)	(13)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(73)	$22
     Cash used by operating activities for the first nine months of fiscal year 2013 was $73 million, compared to cash provided by operating activities of $22 million in the same period of fiscal year 2012. The cash outflow in continuing operations was primarily due to an increase in working capital and lower earnings.

	Nine Months Ended June 30,
	2013	2012
INVESTING CASH FLOWS
Capital expenditures	$(31)	$(65)
Proceeds from sale of property	—	18
Other investing activities	1	3
Net investing cash flows provided by discontinued operations	6	28
CASH USED FOR INVESTING ACTIVITIES	$(24)	$(16)
     Cash used for investing activities was $24 million in the first nine months of fiscal year 2013 compared to $16 million in the same period a year ago. Capital expenditures decreased by $34 million in the nine months of fiscal year 2013 from $65 million in the same period of the prior year. Net investing cash flows provided by discontinued operations for the nine months ended June 30, 2013 includes approximately $3 million of proceeds from the sale of property from our divested Light Vehicle Systems business group. In addition, we received $3 million for the second installment on the note receivable, which was issued at the time of sale of our Body Systems business.
Proceeds from sale of property in the first nine months of 2012 are related to the sale of excess land at our Commercial Truck & Industrial facility at Cwmbran, Wales. Investing cash flows provided by discontinued operations in the first nine months of fiscal year 2012 include $27 million of cash received from the purchaser of our Body Systems business.

MERITOR, INC.

	Nine Months Ended June 30,
	2013	2012
FINANCING CASH FLOWS
Repayment of notes and term loan	(427)	(85)
Proceeds from debt issuance	500	100
Debt issuance costs	(12)	(12)
Other financing activities	10	—
CASH PROVIDED BY FINANCING ACTIVITIES	$71	$3
     Cash provided by financing activities was $71 million for the first nine months of fiscal year 2013 compared to $3 million for the first nine months of fiscal year 2012. In the nine months ended June 30, 2013, we issued debt securities generating aggregate proceeds of $500 million. We used the proceeds to repurchase $167 million of our $250 million 8-1/8 percent notes due in 2015, and retire a portion of our outstanding 4.625 percent convertible senior notes due 2026 as well as for general corporate purposes. In addition, we incurred an aggregate of $12 million of costs related to the issuance of debt securities.
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
Liquidity
Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	June 30,	September 30,
	2013	2012
Fixed-rate debt securities	$606	$497
Fixed-rate convertible notes	481	500
Term loan	93	98
Lines of credit and other	29	13
Unamortized gain on interest rate swap termination	3	10
Unamortized discount on convertible notes	(45)	(58)
Total debt	$1,167	$1,060
Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2013 capital expenditures for our business segments to be in the range of $50 million to $60 million.
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
     In February 2012, we filed a shelf registration statement with the Securities and Exchange Commission, which was amended in November 2012, registering up to $750 million of debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale.
     We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations, through the term of our revolving credit facility, which matures in April 2017.

MERITOR, INC.

     Sources of liquidity as of June 30, 2013, in addition to cash on hand, are as follows:

	Total Facility Size	Unused as of 6/30/13	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$429	$429	April 2017(1)
Committed U.S. accounts receivable securitization(2)	100	100	June 2016
Total on-balance sheet arrangements	529	529
Off-balance sheet arrangements:(2)
Swedish Factoring Facility	196	10	June 2014
U.S. Factoring Facility	85	14	October 2013
U.K. Factoring Facility	33	23	February 2018
Italy Factoring Facility	39	22	June 2017
Other uncommitted factoring facilities	26	12	Various
Letter of credit facility	30	3	November 2015
Total off-balance sheet arrangements	409	84
Total available sources	$938	$613

(1)
The availability under the revolving credit facility is subject to a collateral test as discussed under “Revolving Credit Facility” below. On April 23, 2012, we entered into an agreement to amend and extend the revolving credit facility through April 2017. See further discussion below under “Revolving Credit Facility”.

(2)	Availability subject to adequate eligible accounts receivable available for sale.
Cash and Liquidity Needs – Our cash and liquidity needs have been affected by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At June 30, 2013, we had $228 million in cash and cash equivalents.
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
Issuance of New Debt Securities - On May 31, 2013, we completed a public offering of debt securities consisting of the issuance of $275 million 8-year, 6-3/4 percent notes due June 15, 2021 (the "2021 Notes"). The 2021 Notes were offered and sold pursuant to the Shelf Registration Statement. The proceeds from the sale of the notes, net of fees, were $269 million and were primarily used to repurchase $167 million of the company's outstanding $250 million 8-1/8 percent notes due 2015. The 2021 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with its existing and future senior unsecured indebtedness, and effectively junior to existing and future secured indebtedness to the extent of the security therefor. They are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing the senior secured credit facility. Prior to June 15, 2016, the company may redeem up to 35 percent of the aggregate principal amount of the 2021 Notes issued on the initial issue date with the net cash proceeds of certain public sales of common stock at a redemption price equal to 106.75 percent of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, if any, on the 2021 Notes to be redeemed. On or after June 15, 2016, 2017, 2018, and 2019 the company has the option to redeem the 2021 Notes, in whole or in part, at the redemption price of 105.063 percent, 103.375 percent, 101.688 percent, and 100.000 percent, respectively.

MERITOR, INC.

 If a Change of Control (as defined in the indenture under which the 2021 Notes were issued) occurs, unless the company has exercised its right to redeem the securities, each holder of the 2021 Notes may require the company to repurchase some or all of such holder's securities at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest.
Repurchase of 2015 Notes - On May 31, 2013, we completed the cash tender offer for our 8-1/8 percent notes due September 15, 2015. These notes were repurchased at approximately 114 percent of their principal amount. The repurchase of $167 million of 8-1/8 percent notes was accounted for as an extinguishment of debt and, accordingly, we recognized a net loss on debt extinguishment of $19 million, which is included in interest expense, net in the consolidated statement of operations.
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
No borrowings were outstanding under the revolving credit facility at June 30, 2013 and September 30, 2012. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. No letters of credit were outstanding on June 30, 2013. At September 30, 2012, $1 million of letters of credit were outstanding under the revolving credit facility. At certain times during any given month, we could draw on our revolving credit facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay borrowing under the facility. Accordingly, during any given month, we may draw down on this facility in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
  The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1.00 as of the last day of the fiscal quarter commencing with the fiscal quarter ending on or about March 31, 2012 through and including the fiscal quarter ending on or about September 30, 2012, (ii) 2.25 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending on or about December 31, 2012 through and including the fiscal quarter ending on or about September 30, 2013, and (iii) 2.00 to 1.00 as of the last day of each fiscal quarter thereafter. At June 30, 2013, we were in compliance with all covenants under our credit agreement with a ratio of approximately 0.71x for the priority debt-to-EBITDA covenant.
     Availability under the amended and extended revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At June 30, 2013, the revolving credit facility was collateralized by approximately $590 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating for the senior secured facilities. At June 30, 2013, the margin over LIBOR rate was 425 basis points and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 325 basis points.
Certain of the company's subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company's indentures, including the 2021 Notes issued in May 2013, and the convertible notes issued in December 2012 (see Note 24 to the consolidated financial statements).
Term Loan – As part of the amendment and restatement of our revolving credit facility, on April 23, 2012, we also entered into a $100 million term loan agreement with a maturity date of April 23, 2017. The term loan will amortize over a period of 5 years from the effective date as follows: $5 million principal to be repaid during year one; $10 million principal to be repaid in each of the years two, three and four; and the remaining principal balance to be paid in year five. Payments will be made on a quarterly basis for the duration of the term loan. At June 30, 2013, the margin over LIBOR rate was 425 basis points. We have the ability to prepay the term loan at any time without penalty or premium. At June 30, 2013, the outstanding balance of the term loan was $93 million.

MERITOR, INC.

Convertible Securities – In December 2012, we issued $250 million of 7.875 percent convertible senior unsecured notes due 2026 (the “2026 Notes”) and used the proceeds thereof primarily to repurchase outstanding convertible notes. The 2026 Notes were sold by us to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. The 2026 Notes have an initial principal amount of $900 per note and will accrete to $1,000 per note on December 1, 2020. Net proceeds received, after issuance costs and discounts, were approximately $220 million.
We pay 7.875 percent cash interest on the principal amount at maturity of the 2026 Notes semi-annually in arrears on June 1 and December 1 of each year to holders of record at the close of business on the preceding May 15 and November 15, respectively, and at maturity to the holders that present the 2026 Notes for payment. Interest accrues on the principal amount at maturity thereof from and including the date the 2026 Notes are issued or from, and including, the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date.
The 2026 Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of our subsidiaries. The 2026 Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness and junior to any of our existing and future secured indebtedness.
The 2026 Notes will be convertible in certain circumstances into cash up to the principal amount at maturity of the 2026 Note surrendered for conversion and, if applicable, shares of the company's common stock (subject to a conversion share cap as described below), based on an initial conversion rate, subject to adjustment, equivalent to 83.3333 shares per $1,000 principal amount at maturity of 2026 Notes (which represents an initial conversion price of $12.00 per share), only under the following circumstances:
(1) Prior to June 1, 2025, during any calendar quarter after the calendar quarter ending December 31, 2012, if the closing sale price of the company's common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120 percent of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter;
(2) Prior to June 1, 2025, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount at maturity of Notes was equal to or less than 97 percent of the conversion value of the Notes on each trading day during such five consecutive trading day period;
(3) Prior to June 1, 2025, if the company has called the Notes for redemption;
(4) Prior to June 1, 2025, upon the occurrence of specified corporate transactions; or
(5) At any time on or after June 1, 2025.
On or after December 1, 2020, the company may redeem the 2026 Notes at its option, in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount at maturity of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Further, holders may require the company to purchase all or a portion of their Notes at a purchase price in cash equal to 100 percent of the principal amount at maturity of the 2026 Notes to be purchased, plus accrued and unpaid interest, on December 1, 2020 or upon certain fundamental changes.
U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On June 21, 2013 the company entered into a one-year extension of the facility expiration date, which after the amendment, expires on June 18, 2016. This program is provided by PNC Bank, National Association (PNC), as Administrator, Market Street Funding, LLC, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At both June 30, 2013 and September 30, 2012, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to our priority-debt-to-EBITDA ratio, which is identical to the corresponding covenant in our revolving credit facility as it exists on the date of the agreement. In addition, this securitization program contains a cross default to our revolving credit facility. At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

MERITOR, INC.

Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions at our various U.S. locations. Under this arrangement, we can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 575 basis points per annum. Under this arrangement, we can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of June 30, 2013 and September 30, 2012, we had $14 million and $6 million, respectively, outstanding under these and other capital arrangements.
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
Credit Ratings – At June 30, 2013, Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company are B, BB- and B-, respectively. Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company are B2, Ba2 and B3, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at June 30, 2013, of approximately $298 million, of which $284 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $14 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, unused amounts and expiration dates for each of these programs are shown in the table above under "Overview."
The Swedish and U.S. factoring facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through March 2014. Management believes the U.S. facility will be successfully renewed prior to maturity. The commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
Since many of our accounts receivable factoring programs support our working capital requirements in Europe, we are monitoring developments with respect to the European monetary union. If the European monetary union were to dissolve and we were unable to renegotiate our European factoring agreements it could have a material adverse effect on our liquidity.
     Letter of Credit Facilities – We entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At June 30, 2013 and September 30, 2012, we had $27 million and $30 million, respectively, of letters of credit outstanding under this facility. In addition, we had another $9 million and $18 million of letters of credit outstanding through other letter of credit facilities at June 30, 2013 and September 30, 2012, respectively.
Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 20 of the Notes to Condensed Consolidated Financial Statements.

Index

New Accounting Pronouncements
Accounting standards implemented during fiscal year 2013
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have adopted this guidance effective with our first quarter of fiscal year 2013 and have reported Other Comprehensive Income as a separate but consecutive statement.
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
fItem 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.
     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For the third quarters of fiscal year 2013 and 2012, our reported financial results have been adversely affected by the appreciation of the U.S. dollar against foreign currencies.
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
Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$1.1	$(1.1)	Fair Value
Forward contracts in Euro(1)	(3.6)	3.6	Fair Value
Foreign currency denominated debt	1.6	(1.6)	Fair Value
	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt - fixed rate	$(37.3)	$39.2	Fair Value
Debt – variable rate(2)	(0.5)	0.5	Cash flow

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

At June 30, 2013, a 10% decrease in quoted currency exchange rates would result in a potential loss of approximately $2 million in foreign currency denominated debt.
At June 30, 2013, the fair value of outstanding debt was approximately $1,284 million. A 50 basis points decrease in quoted interest rates would result in an increase in the fair value of fixed rate debt by approximately $39 million.

(2)	Includes domestic and foreign debt.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
     In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

MERITOR, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth below and as set forth in this Quarterly Report under Note 20 “Contingencies,” there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2012 and Report on Form 10-Q for the quarter ended March 31, 2013.
On October 5, 2006, Meritor Transmission Corporation and ZF Meritor LLC, a joint venture between a Meritor, Inc. subsidiary and ZF Friedrichshafen AG, filed a lawsuit against Eaton Corporation in the United States District Court for the District of Delaware, alleging that Eaton had engaged in exclusionary, anticompetitive conduct in the markets for heavy-duty truck transmissions, in violation of the U.S. antitrust laws and seeking an injunction prohibiting Eaton from engaging in such anticompetitive conduct and monetary damages. On October 8, 2009, the jury found that Eaton engaged in conduct that violated the Sherman and Clayton antitrust acts in the sale and marketing of heavy-duty truck transmissions. On August 4, 2011, the district court awarded ZF Meritor zero damages. On September 28, 2012, the Third Circuit Court of Appeals affirmed that the trial evidence sufficiently supported the jury's verdict, reversed the district court's decision on damages in part, and remanded the question of damages for further proceedings. The district court denied Eaton's request to stay the damages phase of the case pending any possible action by the Supreme Court and set May 1, 2013 as the deadline by which party motions on damages must be fully briefed for district court consideration. On February 25, 2013, Eaton petitioned the United States Supreme Court for a writ of certiorari seeking review of the Third Circuit's judgment. The Supreme Court denied Eaton's petition on April 29, 2013. The motions on damages are now fully briefed and pending before the district court.
Item 1A. Risk Factors
     Except as set forth below, there have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K, for the fiscal year ended September 30, 2012.
We may not be able to execute our M2016 Strategy.

We recently announced our M2016 Strategy, a three year plan to achieve sustainable financial strength. In connection with the plan, we established certain financial goals relating to adjusted EBITDA margins, debt reduction and incremental revenue. The M2016 Strategy is based on our current planning assumptions, and achievement of the plan is subject to a number of risks. Our assumptions include that the global economy and our markets improve; we are able to secure new business wins (a significant portion of which generates sales by the year 2016), which more than offset losses of existing business; we are able to reduce costs and increase pricing; and any increases in raw materials prices are substantially offset by customer recovery mechanisms. If our assumptions are incorrect, if management is not able to execute the plan or if our business suffers from any number of additional risks set forth herein, we may not be able to achieve the financial goals we have announced.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer repurchases
     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of Part II of this Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the third quarter of 2013.

MERITOR, INC.

Item 5. Other Information
Suspensys Sistemas Automotivos LTDA
On July 30, 2013, subsidiaries of Meritor completed the sale of the company's overall 50 percent ownership interest in Suspensys Sistemas Automotivos LTDA (the “Suspensys JV”) to the company's joint venture partner, Randon S.A. Implementos E Participações (“Randon”). The Suspensys JV was formed in 2002 and is primarily engaged in the manufacture and sale of air and mechanical suspension systems for trucks, buses and trailers, trailer axles, third axles, hubs and drums for trucks, buses and trailers. The purchase price for the sale was $195 million, which was composed of $190 million in cash (approximately $4 million of which was in the form of a pre-closing cash dividend) and $5 million in lease abatements for a facility in Brazil leased to the company from the Suspensys JV. The sale was completed pursuant to a Purchase and Sale Agreement dated as of April 29, 2013.
The company expects to use the cash proceeds from the sale for debt repurchases, pension funding and general corporate purposes.
The following pro forma condensed consolidated financial statements of Meritor are included below:

•	Unaudited Pro Forma Condensed Consolidated Statement of Operations for nine months ended June 30, 2013

•	Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended September 30, 2012

•	Unaudited Pro Forma Condensed Consolidated Balance Sheet as of June 30, 2013
Unaudited Pro Forma Condensed Consolidated Financial Information
The unaudited pro forma condensed consolidated financial information presented below is for informational purposes only and does not purport to represent, or be indicative of, what the results of operations or financial position of Meritor would have been had the transactions specified below occurred on the dates indicated, or to project the results of operations or financial position of Meritor for any future periods. The unaudited pro forma condensed consolidated financial information is subject to the assumptions and adjustments set forth in the accompanying notes. Management believes that the assumptions used and adjustments made are reasonable under the circumstances and all necessary adjustments have been made.
The unaudited pro forma condensed consolidated financial information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the historical financial statements and related notes thereto of Meritor for the nine months ended June 30, 2013 included in the attached Quarterly Report on Form 10-Q, and for the year ended September 30, 2012 included in the Annual Report on Form 10-K filed with the SEC on November 21, 2012.
Unaudited pro forma condensed consolidated financial information as of June 30, 2013 and for the nine months ended June 30, 2013
As noted above, Meritor completed the sale of its Suspensys JV on July 30, 2013. The unaudited pro forma condensed consolidated statements of operations for the nine months ended June 30, 2013 and the unaudited pro forma condensed consolidated balance sheet at June 30, 2013 include adjustments to the historical financial statements to reflect the disposition of the Suspensys JV.
The historical financial information as of June 30, 2013 and for the nine months ended June 30, 2013 has been derived from the unaudited consolidated financial statements included in the attached Quarterly Report on Form 10-Q. The unaudited pro forma condensed consolidated statements of operations for the nine months ended June 30, 2013 were prepared as if the disposition of Suspensys JV occurred on the first day of the fiscal year. The unaudited pro forma condensed consolidated balance sheet was prepared as if the disposition occurred as of June 30, 2013.
Unaudited pro forma condensed consolidated financial information for the year ended September 30, 2012
The historical financial information for the year ended September 30, 2012 has been derived from the audited consolidated financial statements included in the company's Annual Report on Form 10-K filed with the SEC on November 21, 2012.
The unaudited pro forma condensed consolidated statements of operations for the year ended September 30, 2012 were prepared as if the disposition occurred on the first day of the fiscal year.

MERITOR, INC.

Unaudited Pro Forma Condensed Consolidated Statement of Operations
for the nine months ended June 30, 2013
(In millions except for per share amounts)

	As Reported (a)	Pro Forma Adjustments (b)	Pro Forma
Sales	$2,792	—	$2,792
Cost of Sales	(2,505)	—	(2,505)
GROSS MARGIN	287	—	287
Selling, general and administrative	(194)	—	(194)
Pension settlement loss	(36)	—	(36)
Restructuring costs	(29)	—	(29)
Other operating expense	(2)	—	(2)
OPERATING INCOME	26	—	26
Equity in earnings of affiliates	34	(11)	23
Interest expense, net	(99)	—	(99)
LOSS BEFORE INCOME TAXES	(39)	(11)	(50)
Provision for income taxes	(18)	—	(18)
LOSS FROM CONTINUING OPERATIONS	(57)	(11)	(68)

LOSS FROM CONTINUING OPERATIONS PER SHARE
Continuing operations	$(0.58)		$(0.70)

Basic and diluted average common shares outstanding	97.0		97.0

Notes:

(a) Represents historical condensed consolidated statement of operations as reported by Meritor, Inc. for the nine months ended June 30, 2013.

(b) Reflects the elimination of the equity in earnings of the company's investment in Suspensys from the continuing operations of the company for the nine months ended June 30, 2013.

MERITOR, INC.

Unaudited Pro Forma Condensed Consolidated Statement of Operations
for the year ended September 30, 2012
(In millions except for per share amounts)

	As Reported (a)	Pro Forma Adjustments (b)	Pro Forma
Sales	$4,418	—	$4,418
Cost of Sales	(3,933)	—	(3,933)
GROSS MARGIN	485	—	485
Selling, general and administrative	(285)	—	(285)
Restructuring costs	(39)	—	(39)
Gain on sale of property	16	—	16
Other operating expense	(4)	—	(4)
OPERATING INCOME	173	—	173
Other income, net	7	—	7
Equity in earnings of affiliates	52	(14)	38
Interest expense, net	(95)	—	(95)
INCOME BEFORE INCOME TAXES	137	(14)	123
Provision for income taxes	(56)	—	(56)
Noncontrolling interests	(11)	—	(11)
INCOME FROM CONTINUING OPERATIONS	70	(14)	56

INCOME FROM CONTINUING OPERATIONS PER SHARE
Basic	$0.73		$0.58
Diluted	$0.72		$0.58

Basic average common shares outstanding	95.9		95.9
Diluted average common shares outstanding	97.2		97.2

Notes:

(a) Represents historical condensed consolidated statement of operations as reported by Meritor, Inc. for the year ended September 30, 2012 in its Year-end Report on Form 10-K filed with the SEC on November 21, 2012.

(b) Reflects the elimination of the equity in earnings of the company's investment in Suspensys from the continuing operations of the company for the period ended September 30, 2012.

MERITOR, INC.

Unaudited Pro Forma Condensed Consolidated Balance Sheet
as of June 30, 2013
(In millions)

	As Reported (a)	Pro Forma Adjustments		Pro Forma
CURRENT ASSETS:
Cash and cash equivalents	$228	$153	(c)	$381
Receivables, trade and other, net	596	—		596
Inventories	411	—		411
Other current assets	51	5	(d)	56
TOTAL CURRENT ASSETS	1,286	158		1,444
Net property	384	—		384
Goodwill	427	—		427
Other assets	380	(64)	(b)	316
TOTAL ASSETS	$2,477	$94		$2,571

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$23	$—		$23
Accounts payable	657	—		657
Other current liabilities	328	—		328
TOTAL CURRENT LIABILITIES	1,008	—		1,008
Long-term debt	1,144	—		1,144
Retirement benefits	1,043	—		1,043
Other liabilities	341	—		341

EQUITY (DEFICIT):
Common stock (June 30, 2013 and September 30, 2012, 97.4 and 96.5 shares issued and outstanding, respectively)	97	—		97
Additional paid-in capital	912	—		912
Accumulated deficit	(1,168)	91	(e)	(1,077)
Accumulated other comprehensive loss	(927)	3	(f)	(924)
Total deficit attributable to Meritor, Inc.	(1,086)	94		(992)
Noncontrolling interests	27	—		27
TOTAL DEFICIT	(1,059)	94		(965)
TOTAL LIABILITIES AND DEFICIT	$2,477	$94		$2,571

Notes:

(a) Represents historical condensed consolidated balance sheet as reported by Meritor, Inc. as of June 30, 2013.

(b) Reflects the elimination of the company's investment in Suspensys from the balance sheet.

(c) Represents net cash proceeds (net of tax withholdings) from the sale of the company's investment in Suspensys.

(d) Represents lease abatements for a facility in Brazil leased to the company from the Suspensys JV.

(e) Represents estimated gain on sale of the company's investment in Suspensys.
(f) Represents realized currency translation.

MERITOR, INC.

Other

On July 29, 2013, Larry E. Ott, Senior Vice President, Human Resources notified the Corporation of his resignation, effective August 11, 2013.

Cautionary Statement
This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reduced production for certain military programs and our ability to secure new military programs as our primary military programs wind down by design in future years; reliance on major original equipment manufacturer (“OEM”) customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to adjust their demands in view of rapid changes in production levels; global economic and market cycles and conditions; availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); rising costs of pension and other postretirement benefits; the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; and possible changes in accounting rules; as well as other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of our Annual Report on Form 10-K for the year ended September 30, 2012: Item 1. Business , “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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
4
Fifth Supplemental Indenture, dated as of May 23, 2013, to the Indenture, dated as of April 1, 1998, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4 to Meritor's Report on Form 8-K dated May 23, 2013, is incorporated herein by reference.

4.1
Sixth Supplemental Indenture, dated as of May 31, 2013 between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to the Chase Manhattan Bank), as trustee filed as Exhibit 4 to Meritor's Report on Form 8-K dated May 31, 2013 is incorporated herein by reference.

10-a	Letter Agreement dated as of June 4, 2013 between Meritor, Inc. and Charles McClure filed as Exhibit 10a to Meritor's Report on Form 8-K dated June 4, 2013 is incorporated herein by reference.
10-b	Letter Agreement dated as of June 5, 2013 between Meritor, Inc. and Ivor J. Evans filed as Exhibit 10-a to Meritor's Report on Form 8-K dated June 5, 2013, is incorporated herein by reference.
10-c
Second Amendment to Receivables Purchase Agreement dated June 21, 2013 among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as initial servicer, PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank and as Administrator, and Market Street Funding LLC, as a Conduit Purchaser, filed as Exhibit 10 to Meritor's Report on Form 8-K dated June 21, 2013 is incorporated herein by reference.

10-d	Extension Letter dated June 10, 2013 from Meritor HVS AB to Viking Asset Purchaser No. 7 IC and Citicorp Trustee Company Limited*
12	Computation of ratio of earnings to fixed charges*
23	Consent of Bates White LLC*
31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (Exchange Act)*
31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act*
32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350*
32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350*

* Filed herewith.

MERITOR, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

Date:	August 1, 2013	By:	/s/	Vernon G. Baker, II
Vernon G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date:	August 1, 2013	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer