Form 10-K
period 2013-09-30
MERITOR INC
filed 2013-11-20
CIK 1113256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 29, 2013
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

Large accelerated filer			Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ]       No [ X ]
     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on March 28, 2013 (the last business day of the most recently completed second fiscal quarter) was approximately $452,642,563.
97,446,316 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on November 14, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on January 23, 2014 is incorporated by reference into Part III.

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

Meritor serves a broad range of customers worldwide, including medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, certain aftermarkets, and trailer producers. Our total sales from continuing operations in fiscal year 2013 were approximately $3.7 billion. Our ten largest customers accounted for approximately 71 percent of fiscal year 2013 sales from continuing operations. Sales from operations outside the United States (U.S.) accounted for approximately 61 percent of total sales from continuing operations in fiscal year 2013. Our continuing operations also participated in 5 unconsolidated joint ventures, which we accounted for under the equity method of accounting and that generated revenues of approximately $1.6 billion in fiscal year 2013.

The company’s fiscal year ends on the Sunday nearest to September 30. Fiscal year 2013 ended on September 29, 2013, fiscal year 2012 ended on September 30, 2012, and fiscal year 2011 ended on October 2, 2011. All year and quarter references relate to our fiscal year and fiscal quarters unless otherwise stated. For ease of presentation, September 30 is utilized consistently throughout this report to represent the fiscal year end.

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
Sale of Ownership Interest in Suspensys Sistemas Automotivos LTDA
On July 30, 2013, we completed the sale of our overall 50 percent ownership equity interest in Suspensys Sistemas Automotivos LTDA (the “Suspensys JV”) to our joint venture partner, Randon S.A. Implementos E Participações (“Randon”). The Suspensys JV was formed in 2002 and is primarily engaged in the manufacture and sale of air and mechanical suspension systems for trucks, buses and trailers, trailer axles, third axles, hubs and drums for trucks, buses and trailers. The purchase price for the sale was $195 million, which was composed of $190 million in cash (approximately $4 million of which was in the form of a pre-closing cash dividend) and $5 million in lease abatements for a facility in Brazil leased to the company from the Suspensys JV. The sale was completed pursuant to a Purchase and Sale Agreement dated as of April 29, 2013. We used the cash proceeds from the sale to repurchase debt, for pension funding and for general corporate purposes.

Our Business

Our reporting segments are as follows:

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

See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data for financial information by segment for continuing operations for each of the three years ended September 30, 2013, including information on sales and assets by geographic area. The heading "Products" below includes information on certain product sales for each of the three fiscal years ended September 30, 2013.

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

During fiscal year 2014, we expect a slight increase in production volumes in North America compared to the levels experienced in fiscal year 2013. We anticipate a slight decrease in production volumes in South America resulting from continued economic uncertainty during fiscal year 2014. Production volumes in Europe are expected to ramp up in the first quarter of fiscal year 2014 in advance of the new commercial truck emission standard requirements, with a decline in production expected in the remainder of the year. Production volumes in the Asia-Pacific region, more specifically China, are expected to remain unchanged compared to levels experienced in fiscal year 2013. We expect the market in India to be down another 8% in fiscal year 2014 given the current economic climate. There is no certainty as to when these volumes in the Asia-Pacific region will return to the levels previously experienced in 2011.

Sales for our primary military program were at their peak during the third quarter of fiscal year 2012 and began to wind down beginning in fiscal year 2013 and will terminate by the end of fiscal year 2014. We are working to secure our participation in new military programs with various OEMs. However, failure to secure new military contracts could have a longer-term negative impact on our Commercial Truck and Industrial Segment. In addition, even if sales of our military programs do return to historic levels, the levels of profitability on these sales could be lower than what we have recognized in recent periods.

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

Other

Other significant factors that could affect our results and liquidity in fiscal year 2014 and beyond include:

•
Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewals (including, without limitation, negotiations with our largest customer, Volvo, which are ongoing regarding our contract with Volvo covering axle supply in Europe, South America and Australia, which is scheduled to expire in October 2014);

•	Failure to obtain new business;

•	Failure to secure new military contracts as our primary military programs winds down;

•	Ability to work with our customers to manage rapidly changing production volumes;

•	Ability to recover and timing of recovery of steel price and other cost increases from our customers;

•	Ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union;

•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;

•	A significant deterioration or slowdown in economic activity in the key markets in which we operate;

•	Higher than planned price reductions to our customers;

•	Potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges;

•	Higher than planned warranty and product liability expenses, including the outcome of known or potential recall campaigns;

•	Our ability to implement planned productivity, cost reduction, and other margin improvement initiatives;

•	Uncertainties of asbestos claim litigation and the outcome of litigation with insurance companies regarding the scope of coverage and the long-term solvency of our insurance carriers; and

•	Restrictive government actions by foreign countries (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs).
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

M2016 Strategy

In 2013, we launched M2016 - a three-year plan that we believe will drive value for our shareholders, customers and employees. It defines specific financial measures of success for improved EBITDA margin, reduced debt (including retirement liabilities) and increased revenue through organic growth. We expect that M2016 will be our roadmap from now until 2016.

To achieve the financial measures of success, the plan focuses on four priorities:

•Drive operational excellence
•Focus on customer value
•Reduce product cost
•Invest in a high-performing team

Drive Operational Excellence

The Operational Excellence area of M2016 highlights our focus on executing the Meritor Production System to achieve targeted improvements in safety, quality, delivery, cost and employee involvement.

We have a history of driving continuous improvement. We implemented Performance Plus, a long-term profit improvement and cost reduction initiative, in fiscal year 2007 to improve operational performance and increase cash flow, earnings and shareowner value. As part of Performance Plus, we implemented the Meritor Production System, a lean manufacturing initiative that guides our pursuit of operational excellence.

The Meritor Production System integrates several of our previous performance improvement initiatives into a set of actions that focuses on improving systems, processes, behaviors and capabilities primarily associated with five core metrics:

•Safety - Total case rate is a measure of the rate of recordable workplace injuries normalized per 100 employees per year. We have initiated safety programs throughout our global operations to protect our employees with a target to further reduce total case rate by 2016.

•Quality - We are driving toward further reducing our customer quality rate measured by parts per million (PPM) by the end of of 2016 through focusing on design for manufacturing, supplier development, Six Sigma, training and new technologies.

•Cost - We are targeting further net improvement each year for labor and burden cost reduction. Major areas of attention include driving better equipment utilization, reducing changeover time, eliminating waste, improving shift and asset utilization, and investing in equipment to improve cycle time and flexibility.

•People - We encourage every employee to submit at least three suggestions. In North America, we implemented approximately $1.5 million in improvements in fiscal year 2013 based on employee input.

•Delivery - In fiscal year 2013, we are proud to have the highest OE delivery performance in three years. Our target with M2016 is to achieve even greater performance.

Throughout our company, continuous improvement teams work to improve workplace safety, improve design and quality, implement cost savings ideas, increase productivity and efficiency, and streamline operations. Maintaining a continuous improvement culture is important to improving our business operations and operating results.

As part of Operational Excellence, we are also focused on optimizing our manufacturing footprint to drive additional cost savings. As part of Performance Plus, we transformed Meritor to leverage our strength in the commercial vehicle and industrial businesses through the sale of our light vehicle businesses.

In fiscal year 2013, we completed a number of important initiatives. We transfered our on-highway business in China to Xuzhou Meritor Axle Co. Ltd., our majority-owned off-highway joint venture. This action was carried out to improve efficiency, preserve revenue growth potential and reduce overhead costs. In South America, we strengthened our long-term relationship with MAN by moving into a new facility in its supplier park in Resende. With this proximity, our customer will now be able to improve delivery time to its end customers. In North America, we consolidated our Canadian remanufacturing operations into our facility in Indiana. This move optimized resources and strengthened customer service for our Canadian and U.S. customers. In addition, we also moved axle assembly operations from our facility in Ohio to North Carolina for greater efficiencies. All of these actions are consistent with our strategy to optimize our manufacturing footprint.

Focus on Customer Value

We have established three main goals for improving customer value as part of our M2016 plan. Our first goal is to introduce new products and win new business to drive profitable growth. Second, we are working closely with our customers to achieve the Meritor Value Proposition. Finally, we plan to meet or exceed global customer expectations in terms of quality, delivery, innovation and customer service.

Growing Profitably - Our goal is to drive growth from new customers, new programs and/or new products. For more than 100 years, our products have evolved to meet the changing needs of our customers in all major regions of the world. As technology has advanced, we have consistently designed products that are more fuel efficient, lighter weight, safer, and more durable and reliable. The Meritor brand is well established globally and represents a wide portfolio of high-quality products for many vocations.

Building upon the strength of our core technologies, we intend to expand our presence globally and continue our growth in complementary product lines. Our strategy involves continuing to capitalize on our geographic diversity and product line capability through our strong, global customer relationships and our substantial aftermarket presence. Through implementation of a technology roadmap, complementary technologies such as electronics, controls and mechatronics are being applied to traditional product lines to provide enhanced performance and expanded vehicle content as demonstrated with the launch in fiscal year 2013 of SmartFlow™ Central Tire Inflation System (CTIS) and DriveCommand™ Drivetrain Control (DTC). These systems deliver customized tire pressure and drivetrain management to keep military vehicles moving through various terrains and extreme conditions.

As industry trends continue to lean toward an increasing amount of equipment for environmental and safety-related regulatory provisions, OEM select suppliers based not only on the cost and quality of their products but also on their ability to meet stringent environmental and safety requirements and to service and support the customer after the sale. We use our technological and market expertise to develop and engineer products that address mobility, safety, regulatory and environmental concerns.

To address safety, we have implemented a strategy of focusing on products and technologies that enhance overall vehicle braking performance. As part of this strategy, we are focusing on the integration of braking and stability products and suspension products as well as the development of electronic control capabilities. Through MeritorWabco, our joint venture with WABCO Holdings, Inc., we offer electronic braking systems that integrate anti-lock braking systems technology, automatic traction control, collision avoidance systems and other key vehicle control system components to improve braking performance and meet all required stopping distances for commercial vehicles.

Achieving the Meritor Value Proposition - We are recognized globally for our capabilities in designing, testing and manufacturing high quality drivetrain and braking products. With efficiency and safety in mind, our global engineering team works with supply chain and manufacturing to offer a technology-rich portfolio of drivetrain and braking solutions for original equipment manufacturers and the aftermarket.

We effectively manage complexity for small volumes and aim to support our customers’ needs during periods of high volumes. The quality, durability and on-time delivery of our products has earned us strong positions in most of the markets we support. As we seek to extend and expand our business with existing customers and begin relationships with new ones, our objective is to ensure we are getting a fair value for the recognized benefits of our products and services and the strong brand equity we hold in the marketplace.

We believe the quality of our core product lines, our ability to service our products through our aftermarket capabilities, and our sales and service support team give us a competitive advantage. A key part of being a preferred supplier is the ability to deliver service through the entire life cycle of the product.

Exceeding Customer Expectations - As part of our overall strategy, we will measure customer satisfaction. Our performance in the eyes of our customers is very important.

Reduce Product Cost

A broad collaborative effort among our Purchasing, Engineering, Supply Chain and Operations is needed to effectively manage product costs, as we target achieving annual net material reductions (measured against controllable spend). We intend to drive such material performance using three different approaches.

While Commercial Negotiations with our suppliers will likely always play a role in managing product cost, we are also actively engaging in Best Cost Country Sourcing and Technical Innovation that we believe can generate more permanent forms of cost reduction. We will explore further sourcing from Best Cost Countries to add more balance as we take advantage of differences in global supplier cost and capabilities. And we will continue to assess options involved in changing product designs to lower product costs. As we explore opportunities in this area, we will ensure we balance our target with the quality and delivery standards we require from our global supply base.

Increasing inventory turns is an important element in improving our working capital performance. We believe we can improve our inventory turnover rate from our current levels. By reducing inventory, we would be able to generate more cash to reinvest in the business or to return to shareholders.

We intend to accomplish this through localization of our supply base where possible; warehousing close to our facilities for imported supply; improved demand planning so material and supply chain planning teams can better determine how much inventory to hold; and increased accuracy in forecasting; and minimizing or eliminating low-volume products.

Invest in a High Performing Team

We believe that our strength to compete in the global market is dependent upon having the engagement of each and every Meritor employee. We want Meritor to be a place where talented people thrive. Around the world, we pride ourselves on collaboration, creativity and commitment. Over the next three years, we will focus on employee satisfaction in four major areas: Mission, Consistency, Involvement and Adaptability. Within each of these areas are specific elements that we will measure ourselves against annually.
We recognize that that a high performing team is critical to the level of performance we want to achieve. We have a strong and experienced leadership team and commitment from our employees to seek to create the level of sustainable performance improvement we desire. We will also continue to diversify our workforce because we recognize the value of different opinions and backgrounds in a company as global as Meritor.
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

The following chart sets forth, for each of the three fiscal years with the most recent ended September 30, 2013, information about product sales comprising more than 10% of consolidated revenue in any of those years. A narrative description of our principal products follows the chart.

Product Sales:

	Fiscal Year Ended September 30,
	2013	2012	2011
Axles, Undercarriage and Drivelines	78%	75%	78%
Brakes and Braking Systems	20%	23%	21%
Other	2%	2%	1%
Total	100%	100%	100%

The two segments included in our continuing operations manufacture and supply the products set forth and described below.

Axles, Undercarriage & Drivelines

We believe we are one of the world's leading independent suppliers of axles for medium- and heavy-duty commercial vehicles, with the leading market position in axle manufacturing in North America, South America and Europe, and are one of the major axle manufacturers in the Asia-Pacific region. Our extensive truck axle product line includes a wide range of front steer axles and rear drive axles. Our front steer and rear drive axles can be equipped with our cam, wedge or air disc brakes, automatic slack adjusters, complete wheel-end equipment such as hubs, rotors and drums, and (through our MeritorWABCO joint venture) anti-lock braking systems (“ABS”) and vehicle stability control systems.

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

We are one of the major manufacturers of heavy-duty trailer axles in North America. Our trailer axles are available in more than 40 models in capacities from 20,000 to 30,000 pounds for virtually all heavy trailer applications and are available with our broad range of suspension modules, brake products, including drum brakes, disc brakes, anti-lock and trailer stability control systems, and ABS (through our MeritorWABCO joint venture).

We supply universal joints and driveline components, including our Permalube™ universal joint and RPL Permalube™ driveline, which are maintenance free, permanently lubricated designs used often in the high mileage on-highway market. We supply drivelines in a variety of global regions, for use in numerous on-highway vehicle applications, including construction, material handling and mining. We supply transfer cases and drivelines for use in medium- and heavy-duty military tactical wheeled vehicles, principally in North America. We also supply transfer cases for use in specialty vehicles in North America. Anti-lock brakes and stability control systems (which we supply through our MeritorWABCO joint venture) are also used in military vehicles and specialty vehicles. In addition, we supply trailer air suspension systems and products with an increasing market presence in North America. We also supply advanced suspension modules for use in light-, medium- and heavy-duty military tactical wheeled vehicles, principally in North America.

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

Customers; Sales and Marketing

Meritor has numerous customers worldwide and has developed long-standing business relationships with many of these customers. Our ten largest customers accounted for approximately 71 percent of our total sales from continuing operations in fiscal year 2013. Sales to AB Volvo, Daimler AG and Navistar International Corporation represented approximately 24 percent, 15 percent and 10 percent, respectively, of our sales in fiscal year 2013. No other customer accounted for 10% or more of our total sales in fiscal year 2013.

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

We have established leading positions in many of the markets we serve as a global supplier of a broad range of drivetrain systems, brakes and components. Based on available industry data and internal company estimates, our market leading positions include independent truck drive axles (i.e. those manufactured by an independent, non-captive supplier) in North America, Europe, South America and India; truck drivelines in North America; truck air brakes in North America, South America (through a joint venture), Asia Pacific and Europe; and military wheeled vehicle drivetrain, suspension and brakes in North America.

Our global customer portfolio includes companies such as AB Volvo, Daimler AG, Navistar International Corporation, Oshkosh, MAN, BAE Systems, Iveco, PACCAR, Inc., Ashok Leyland, and Ford.

Aftermarket

We market and sell truck, trailer, off-highway and other products principally to, and service such products principally for, OEMs, their parts marketing operations, their dealers and other independent distributors and service garages within the aftermarket industry. Our product sales are generated through long-term agreements with certain of our OEM customers, and distribution agreements and sales to independent dealers and distributors. Sales to other OEMs are typically made through open order releases or purchase orders at market based prices which do not require the purchase of a minimum number of products. The customer typically has the right to cancel or delay these orders on reasonable notice.

Our product offerings allow us to service all stages of our customers’ vehicle ownership lifecycle. In North America, we stock and distribute hundreds of parts from top national brands to our customers or what we refer to as our “all makes” strategy. Also, as part of our growth strategy, we employ what we believe to be world class remanufacturing processes that allow us to offer highly engineered genuine remanufactured components to our customers in North America and Europe. Our district field managers call on our OEM and independent customers to market our full product line capabilities on a regular basis to seek to ensure that we satisfy our customers’ needs. Our aftermarket business sells products under the following brand names: Meritor; Meritor Wabco; Euclid; Trucktechnic; Mascot Truck Parts and Meritor AllFit.

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

Our major competitors for axles are Dana Holding Corp. and, in certain markets, OEMs that manufacture axles for use in their own products. Emerging competitors for axles include Daimler Truck North America’s Detroit Axle, American Axle Corporation and in China, Hande and Ankai, to name a few. Our major competitors for brakes are WABCO, Brembo, Bendix/Knorr Bremse and, in certain markets, OEMs that manufacture brakes for use in their own products. Our major competitors for industrial applications are ZF, MAN, AxleTech International, Oshkosh, AM General, Marmon-Herrington, Dana Holding Corp., Knorr, Kessler & Co., Carraro, NAF, Sisu and, in certain markets, OEMs that manufacture industrial products for use in their own vehicles. Our major competitors for trailer applications are Hendrickson, BPW and SAF-Holland.

See Item 1A. Risk Factors for information on certain risks associated with our competitive environment.

Raw Materials and Suppliers

Our purchases of raw materials and parts are concentrated over a limited number of suppliers. We are dependent upon our suppliers' ability to meet cost performance, quality specifications and delivery schedules. The inability of a supplier to meet these requirements, the loss of a significant supplier, or any other work stoppages, could have an adverse effect on our ability to meet our customers' delivery requirements.

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

Significant future volatility in the commodity markets or a continued deterioration in demand may require us to pursue customer increases through surcharges or other pricing arrangements. In addition, if suppliers are inadequate for our needs, or if prices remain at current levels or increase and we are unable to either pass these prices to our customer base or otherwise mitigate the costs, our operating results could be further adversely affected.

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

Divestitures

As part of our strategy to refocus our business and dedicate our resources to our core capabilities, we regularly review the prospects of our existing businesses to determine whether any of them should be modified, restructured, sold or otherwise discontinued. In an effort to execute our long-term strategy to transform our company away from the light vehicle business to focus on the commercial vehicle and industrial business, we completed the following initiatives since the beginning of fiscal year 2011 (see Note 3 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below):

•	In fiscal year 2011, we completed the sale of our Body Systems business to Inteva Products Holding Coöperatieve U.A., an assignee of 81 Acquisition LLC and an affiliate of Inteva Products, LLC.

•	In fiscal year 2011, we completed the sale of Gabriel Europe (Bonneval) facility to TRW Automotive Holdings France.

•	In fiscal year 2011, we closed our EU Trailer operations in Cwmbran, U.K. and related warehouses in Spain and Italy.

•	In fiscal year 2012, we completed the sale our damper business located in Leicester, England.

Restructuring Programs

Performance Plus: We implemented Performance Plus, a long-term profit improvement and cost reduction initiative, in fiscal year 2007. As part of this program, we identified significant restructuring actions intended to improve our global footprint and cost competitiveness by eliminating up to 2,800 positions in North America and Europe and consolidating and combining certain global facilities, with costs to be incurred over several years. All restructuring actions associated with Performance Plus were complete as of September 30, 2012. Cumulative restructuring costs recorded for this program as of September 30, 2012 are $186 million, including $93 million reported in discontinued operations in the consolidated statement of operations. These costs primarily relate to employee severance and related costs of $117 million, asset impairment charges of $41 million and $28 million primarily associated with pension termination benefits. The company's Commercial Truck & Industrial segment recognized cumulative restructuring costs associated with Performance Plus of $82 million. Cumulative restructuring costs of $11 million were recognized by corporate locations and the company's Aftermarket & Trailer segment.

See Note 5 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for further information on our restructuring actions.

Restructuring costs – continuing operations

Variable Labor Reductions: During the fourth quarter of fiscal year 2012, we initiated a global variable labor headcount reduction plan intended to reduce labor and other costs in response to market conditions. In response to further deterioration in the global markets, we approved further headcount reductions under this action during the fourth quarter of fiscal year 2013. As part of this action, we will eliminate approximately 600 hourly and 120 salaried positions and incurred approximately $10 million of restructuring costs in the Commercial Truck & Industrial segment. We recognized cumulative costs of approximately $10 million, primarily severance benefits, as of September 30, 2013, of which approximately $5 million was recognized in fiscal year 2012 and $5 million was recognized in fiscal year 2013. All restructuring actions associated with variable labor reduction program were substantially complete as of September 30, 2013.
Remanufacturing Consolidation: During the first quarter of fiscal year 2013, we announced the planned consolidation of our remanufacturing operations in the Aftermarket & Trailer segment resulting in the closure of one remanufacturing plant in Canada. The closure resulted in the elimination of 85 hourly positions including approximately 65 positions which were transferred to the company's facility in Indiana. We recorded restructuring charges of approximately $3 million during the fiscal year ended 2013 associated with employee severance charges. Restructuring actions associated with the remanufacturing consolidation were substantially complete as of September 30, 2013.
Segment Reorganization and Asia Pacific Realignment: On November 12, 2012, we announced a revised management reporting structure resulting in two business segments to drive efficiencies. On January 8, 2013, we announced restructuring actions related to the November 12, 2012 business segment rationalization. On March 26, 2013, plans to consolidate operations in China by transferring manufacturing operations to our majority owned off-highway joint venture facility and closing our facility in Wuxi, China.

During fiscal year 2013, we recorded employee severance charges and other exit costs associated with the elimination of approximately 200 salaried positions (including contract employees) and 50 hourly positions of $8 million and $3 million in the Commercial Truck & Industrial and Aftermarket & Trailer segments, respectively, as well as $3 million at a corporate location. We also recognized $2 million within the Commercial Truck & Industrial segment related to a lease termination. Restructuring actions associated with the program are substantially complete as of September 30, 2013.

M2016 Footprint Actions: As part of our recently announced M2016 Strategy, a three year plan to achieve sustainable financial strength, we approved a North American footprint realignment and a European shared services reorganization. As part of these actions, we expect to eliminate 74 hourly and 27 salaried positions and approximately $2 million of restructuring cost in the Commercial Truck & Industrial segment, primarily related to severance benefits, which were recognized in fiscal year ended 2013.
Performance Plus: In our continuing operations, we recorded restructuring costs of $24 million and $16 million in fiscal years 2012 and 2011, respectively, related to Performance Plus. Total cumulative costs recorded in continuing operations for Performance Plus programs are $93 million. These costs primarily include $42 million for estimated employee severance benefits, $19 million, primarily associated with pension termination benefits, and $32 million of asset impairment charges associated with certain facility closures.

Our continuing operations recognized restructuring costs in the Commercial Truck & Industrial segment of $24 million during fiscal year 2012. These costs include $19 million of non-cash charges, including an impairment charge of $17 million for assets held for sale at December 31, 2011. In addition, other restructuring charges of approximately $5 million associated with the employee headcount reduction and plant rationalization costs were recognized in fiscal year 2012 in connection with the sale of St. Priest facility.

Fiscal Year 2012 European Action: During the second quarter of fiscal year 2012, we approved a European headcount reduction plan in response to the ongoing economic weakness and uncertainty in that region. In fiscal year 2012, we recognized approximately $7 million of restructuring costs associated with this plan in its Commercial Truck & Industrial segment.

Other Actions: The remaining restructuring costs incurred during the fiscal year 2012 were associated with our previously announced executive headcount reduction.

Restructuring costs – discontinued operations

Performance Plus: We recorded restructuring costs in discontinued operations of $1 million in fiscal year 2011 related to Performance Plus. Total cumulative costs recorded in discontinued operations for Performance Plus programs are $93 million. These costs primarily include $75 million for estimated employee severance benefits and $9 million of asset impairment charges associated with certain facility closures and $9 million for facility shutdown and other related costs, primarily pension termination benefits.

European Trailer: In the second quarter of fiscal year 2011, we announced the planned closure of our EU Trailer business and recognized approximately $8 million of restructuring costs during fiscal year 2011 and $1 million during fiscal year 2012 primarily associated with employee severance costs. At September 30, 2012, all restructuring activities related to this closure were complete.

Restructuring costs associated with discontinued operations are included in loss from discontinued operations in the accompanying Consolidated Statement of Operations in Item 8. Financial Statements and Supplementary Data.

See Item 1A. Risk Factors for information on certain risks associated with strategic initiatives.

Joint Ventures

As the industries in which we operate have become more globalized, joint ventures and other cooperative arrangements have become an important element of our business strategies. These strategic alliances provide for sales, product design, development and manufacturing in certain product and geographic areas. As of September 30, 2013, our continuing operations participated in the following non-consolidated joint ventures:

	Key Products	Country
Meritor WABCO Vehicle Control Systems	Antilock braking and air systems	U.S.
Master Sistemas Automotivos Limitada	Braking systems	Brazil
Sistemas Automotrices de Mexico S.A. de C.V.	Axles, drivelines and brakes	Mexico
Ege Fren Sanayii ve Ticaret A.S.	Braking systems	Turkey
Automotive Axles Limited	Rear drive axle assemblies	India

Aggregate sales of our non-consolidated joint ventures were $1,552 million, $1,787 million, and $1,977 million in fiscal years 2013, 2012 and 2011, respectively.

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

Research and Development

We have significant research, development, engineering and product design capabilities. We spent $71 million in fiscal year 2013 and $73 million in fiscal years 2012 and 2011 on company-sponsored research, development and engineering. We employ professional engineers and scientists globally, and have additional engineering capabilities through contract arrangements in low-cost countries. We also have advanced technical centers in North America, South America, Europe and Asia Pacific (primarily in India and China).

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

Employees

At September 30, 2013, we had approximately 8,900 full-time employees. At that date, 175 employees in the United States and Canada were covered by collective bargaining agreements and most of our facilities outside of the United States and Canada were unionized. We believe our relationship with unionized employees is satisfactory.

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

We have been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. In addition to Superfund sites, various other lawsuits, claims and proceedings have been asserted against us, alleging violations of federal, state and local environmental protection requirements or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. We have established reserves for these liabilities when they are considered to be probable and reasonably estimable. See Note 22 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for information as to our estimates of the total reasonably possible costs we could incur and the amounts recorded as a liability as of September 30, 2013, and as to changes in environmental accruals during fiscal year 2013.

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

International Operations

We believe our international operations provide us with geographical diversity and help us to weather the cyclical nature of our business. Approximately 56 percent of our total assets as of September 30, 2013 and 61 percent of fiscal year 2013 sales from continuing operations were outside the U.S. See Note 23 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data below for financial information by geographic area for the three fiscal years ended September 30, 2013.

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

Fiscal year 2009 was extremely difficult for us and the industries in which we participate, with sharp declines in production and sales volumes in substantially all regions. In fiscal year 2010 we saw varying levels of improvement from fiscal year 2009 low points, as shown in the below table. In fiscal year 2011, the pace of the recovery of commercial truck volumes in North America and Europe, our largest markets, was more rapid than previously anticipated. In fiscal year 2012, production volumes in North America increased while South America and Europe production volumes declined as compared to fiscal year 2011. During fiscal year 2014, we expect a slight increase in production volumes in North America compared to the levels experienced in fiscal year 2013. We anticipate a slight decrease in production volumes in South America resulting from continued economic uncertainty during fiscal year 2014. Production volumes in Europe are expected to ramp up in the first quarter of fiscal year 2014 in advance of the new commercial truck emission standard requirements, with a decline in production expected for the remainder of the year. Production volumes in the Asia-Pacific region, more specifically China, are expected to remain unchanged during fiscal year 2014 compared to levels experienced in fiscal year 2013. We expect the market in India to be down another 8% in fiscal year 2014 given the current economic climate. There is no certainty as to when these volumes in the Asia-Pacific region will return to the levels previously experienced in 2011.

The following table sets forth estimated truck production in principal markets we serve for the last five fiscal years based on available industry sources and management's estimates:

	Year Ended September 30,
	2013	2012	2011	2010	2009
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	244	296	224	146	129
North America, Medium-Duty Trucks	197	182	159	114	101
Western Europe, Heavy- and Medium-Duty Trucks	354	387	407	266	252
South America, Heavy- and Medium- Duty Trucks	186	165	204	179	118

Available Information

We make available free of charge through our web site (www.Meritor.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings we make with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after they are filed.

Cautionary Statement

This Annual Report on Form 10-K contains statements relating to future results of the company (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “estimate,” “should,” “are likely to be,” “will” and similar expressions. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to reduced production for certain military programs and our ability to secure new military programs as our primary military programs wind down by design next year; reliance on major original equipment manufacturer (“OEM”) customers and possible negative outcomes from contract negotiations with our major customers, including failure to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers; the outcome of actual and potential product liability, warranty and recall claims; our ability to successfully manage rapidly changing volumes in the commercial truck markets and work with our customers to adjust their demands in view of rapid changes in production levels; global economic and market cycles and conditions, availability and sharply rising costs of raw materials, including steel, and our ability to manage or recover such costs; our ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union; risks inherent in operating abroad (including foreign currency exchange rates, implications of foreign regulations relating to pensions and potential disruption of production and supply due to terrorist attacks or acts of aggression); rising costs of pension and other postretirement benefits; the ability to achieve the expected benefits of restructuring actions; the demand for commercial and specialty vehicles for which we supply products; whether our liquidity will be affected by declining vehicle productions in the future; OEM program delays; demand for and market acceptance of new and existing products; successful development of new products; labor relations of our company, our suppliers and customers, including potential disruptions in supply of parts to our facilities or demand for our products due to work stoppages; the financial condition of our suppliers and customers, including potential bankruptcies; possible adverse effects of any future suspension of normal trade credit terms by our suppliers; potential difficulties competing with companies that have avoided their existing contracts in bankruptcy and reorganization proceedings; potential impairment of long-lived assets, including goodwill; potential adjustment of the value of deferred tax assets; competitive product and pricing pressures; the amount of our debt; our ability to continue to comply with covenants in our financing agreements; our ability to access capital markets; credit ratings of our debt; the outcome of existing and any future legal proceedings, including any litigation with respect to environmental or asbestos-related matters; and possible changes in accounting rules; as well as other substantial costs, risks and uncertainties, including but not limited to those detailed herein and from time to time in other filings of the company with the SEC. See also the following portions of this Annual Report on Form 10-K: Item 1. Business , “Customers; Sales and Marketing”; “Competition”; “Raw Materials and Supplies”; “Employees”; “Environmental Matters”; “International Operations”; and “Seasonality; Cyclicality”; Item 1A. Risk Factors; Item 3. Legal Proceedings; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements are made only as of the date hereof, and the company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

We may not be able to execute our M2016 Strategy.

In 2013, we announced our M2016 Strategy, a three-year plan to achieve sustainable financial strength. In connection with the plan, we established certain financial goals relating to adjusted EBITDA margins, debt reduction and incremental revenue. The M2016 Strategy is based on our current planning assumptions, and achievement of the plan is subject to a number of risks. Our assumptions include that the global economy and our markets improve; we are able to secure new business wins (a significant portion of which generates sales by the year 2016, which more than offset losses of existing business); we are able to reduce costs and increase pricing; and any increases in raw materials prices are substantially offset by customer recovery mechanisms. If our assumptions are incorrect, if management is not able to execute the plan or if our business suffers from any number of additional risks set forth herein, we may not be able to achieve the financial goals we have announced.

Our primary military program is winding down and failure to secure new military contracts, which are subject to continued appropriations by Congress, could adversely affect our ability to maintain our sales and results of operations

We have significant sales to U.S. Government contractors in the military vehicle market. Sales for our primary military program were at their peak during the third quarter of fiscal year 2012. This program is expected to wind down next year, and failure to secure new military contracts could have a longer-term negative impact to the company. In addition, even if sales of our military programs do return to historic levels, the levels of profitability on these sales could be lower than what we have recognized in recent periods.

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

We are dependent upon large OEM customers with substantial bargaining power with respect to price and other commercial terms. In addition, we have long-term contracts with certain of these customers that are subject to renegotiation and renewal from time to time (including, without limitation, negotiations with our largest customer, Volvo, which are ongoing regarding our contract with Volvo covering axle supply in Europe, South America and Australia, which is scheduled to expire in October 2014). Loss of all or a substantial portion of sales to any of our large volume customers for whatever reason (including, but not limited to, loss of contracts or failure to negotiate acceptable terms in contract renewal negotiations, loss of market share by these customers, insolvency of such customers, reduced or delayed customer requirements, plant shutdowns, strikes or other work stoppages affecting production by such customers), or continued reduction of prices to these customers, could have a significant adverse effect on our financial results. There can be no assurance that we will not lose all or a portion of sales to our large volume customers, or that we will be able to offset continued reduction of prices to these customers with reductions in our costs.

During fiscal year 2013, sales to our three largest customers, AB Volvo, Daimler AG and Navistar International Corporation, represented approximately 24 percent, 15 percent and 10 percent, respectively, of our sales from continuing operations. No other customer accounted for 10% or more of our total sales from continuing operations in fiscal year 2013.

The level of our sales to large OEM customers, including the realization of future sales from awarded business, is inherently subject to a number of risks and uncertainties, including the number of vehicles that these OEM customers actually produce and sell. Several of our significant customers have major union contracts that expire periodically and are subject to renegotiation. Any strikes or other actions that affect our customers' production during this process would also affect our sales. Further, to the extent that the financial condition, including bankruptcy or market share of any of our largest customers, deteriorates or their sales otherwise continue to decline, our financial position and results of operations could be adversely affected. In addition, our customers generally have the right to replace us with another supplier under certain circumstances. Accordingly, we may not in fact realize all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our financial condition and results of operations.

Ability to manage rapidly changing production and sales volume in the commercial vehicle market may adversely affect our results of operations.

Production and sales in the commercial vehicle market have been volatile in recent years. Our business may experience difficulty in adapting to rapidly changing production and sales volumes. In an upturn of the cycle when demand increases from what had recently been a historical low for production, we may have difficulty in meeting such extreme or rapidly increasing demand. This difficulty may include not having sufficient manpower or working capital to meet the needs of our customers or relying on other suppliers who may not be able to respond quickly to a changed environment when demand increases rapidly. In contrast, in the downturn of the cycle, we may have difficulty sustaining profitability given fixed costs (as further discussed below).

 A further downturn in the global economy could materially adversely affect our results of operations, financial condition and cash flows.

Although the global economy has improved since the global economic recession that began in late 2008 and continued through 2009, the recession had a significant adverse impact on our business, customers and suppliers. Our cash and liquidity needs were impacted by the level, variability and timing of our customers' worldwide vehicle production and other factors outside of our control. If the global economy were to take another significant downturn, depending upon the length, duration and severity of another recession, our results of operations, financial condition and cash flow would be materially adversely affected again.

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

The negative impact on our financial condition and results of operations from continued volume declines could also have negative effects on our liquidity. If cash flows are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs; however, we cannot predict whether that funding will be available at all or on commercially reasonable terms. In addition, in the event of reduced sales, levels of receivables would decline, which would lead to a decline in funding available under our U.S. receivables facilities or under our European factoring arrangements.

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

One of our consolidated joint ventures in participates in bills of exchange programs to settle accounts receivable from its customers and obligations to its trade suppliers. These programs are common in China and generally require the participation of local banks. Any disruption in these programs, if it were to occur, could have an adverse effect on our liquidity if we were unable to find alternative sources of liquidity.

Our liquidity, including our access to capital markets and financing, could be constrained by limitations in the overall credit market, our credit ratings, our ability to comply with financial covenants in our debt instruments, and our suppliers suspending normal trade credit terms on our purchases.

Our current revolving credit facility matures in April 2017. Upon expiration of this facility, we will require a new or renegotiated facility (which may be smaller and have less favorable terms than our current facility) or other financing arrangements. Our ability to access additional capital in the long term will depend on availability of capital markets and pricing on commercially reasonable terms as well as our credit profile at the time we are seeking funds, and there is no guarantee that we will be able to access additional capital.

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

Production and sales of the vehicles for which we supply products generally depend on economic conditions and a variety of other factors that are outside our control, including freight tonnage, customer spending and preferences, vehicle age, labor relations and regulatory requirements. In particular, demand for our Commercial Truck & Industrial segment products can be affected by a pre-buy before the effective date of new regulatory requirements, such as changes in emissions standards. Historically, implementation of new, more stringent, emissions standards, has increased heavy-duty truck demand prior to the effective date of the new regulations, and correspondingly decreased this demand after the new standards are implemented. In addition, any expected increase in the heavy-duty truck demand prior to the effective date of new emissions standards may be offset by instability in the financial markets and resulting economic contraction in the U.S. and worldwide markets.

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

Disruptions in the financial markets could impact the availability and cost of credit which could negatively affect our business.

Disruptions in the financial markets, including the bankruptcy, insolvency or restructuring of certain financial institutions, and the lack of liquidity generally could impact the availability and cost of incremental credit for many companies and may adversely affect the availability of credit already arranged. Such disruptions could adversely affect the U.S. and world economy, further negatively impacting consumer spending patterns in the transportation and industrial sectors. In addition, as our customers and suppliers respond to rapidly changing consumer preferences, they may require access to additional capital. If that capital is not available or its cost is prohibitively high, their business would be negatively impacted which could result in further restructuring or even reorganization under bankruptcy laws. Any such negative impact, in turn, could negatively affect our business either through loss of sales to any of our customers so affected or through inability to meet our commitments (or inability to meet them without excess expense) because of loss of supplies from any of our suppliers so affected. There are no assurances that government responses to these disruptions will restore consumer confidence or improve the liquidity of the financial markets.

In addition, disruptions in the capital and credit markets, as were experienced a few years ago, could adversely affect our ability to draw on our revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from Meritor and other borrowers within a short period of time. Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives, or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

Continued fluctuation in the prices of raw materials and transportation costs has adversely affected our business and, together with other factors, will continue to pose challenges to our financial results.

Prices of raw materials, primarily steel and oil, for our manufacturing needs and costs of transportation fluctuated sharply in recent years, including rapid increases which had a negative impact on our operating income for certain periods. These steel price increases, along with increasing transportation costs, created pressure on profit margins and if they recur in the future, they could unfavorably impact our financial results going forward. While we have had steel pricing adjustment programs in place with most major OE manufacturers, the price adjustment programs have tended to lag the increase in steel costs and have generally not contemplated all non-index-related increases in steel costs. Raw material price fluctuation, together with the volatility of the commodity markets will continue to pose risks to our financial results. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, our operating income could be adversely affected.

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

Many companies in our industry have undertaken substantial changes in contractual obligations to current and former employees, primarily with respect to pensions and other postretirement benefits. The bankruptcy or insolvency of a major competitor has resulted in certain companies eliminating or reducing some or all of these obligations as well as their debt obligations, which could give that competitor a cost advantage over us.

Exchange rate fluctuations could adversely affect our financial condition and results of operations.

As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. While we employ financial instruments to hedge certain of our foreign currency exchange risks relating to these transactions, our efforts to manage these risks may not be successful. In addition, we translate sales and other results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2011, our reported financial results benefited from depreciation of the U.S. dollar against foreign currencies; whereas, during fiscal year 2012 and 2013, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies. We generally do not hedge against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies.

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

We have a significant number of facilities and operations outside the United States, including investments and joint ventures in developing countries. During fiscal 2013, approximately 61 percent of our sales were generated outside of the United States. Our strategy to grow in emerging markets may put us at risk due to the risks inherent in operating in such markets. In particular, we have grown over an extended period of time, and intend as part of our strategy to continue to grow, in India and Brazil. Our international operations are subject to a number of risks inherent in operating abroad, including, but not limited to:

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
Availability under the revolving credit facility is subject to a collateral test, performed quarterly, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. Availability under the revolving credit facility is also subject to certain financial covenants based on (i) the ratio of the company's priority debt (consisting principally of amounts outstanding under the revolving credit facility, term loan, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.25 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending on or about December 31, 2012 through and including the fiscal quarter ending on or about September 30, 2013, and (ii) 2.00 to 1.00 as of the last day of each fiscal quarter thereafter through maturity.
 If an amendment or waiver is needed (in the event we do not meet one of these covenants) and not obtained, we would be in violation of that covenant, and the lenders would have the right to accelerate the obligations upon the vote of the lenders holding at least 111% of outstanding loans thereunder. A default under the senior secured credit facility could also constitute a default under our outstanding convertible notes as well as our U.S. receivables facility and could result in the acceleration of these obligations. In addition, a default under our senior secured credit facility could result in a cross-default or the acceleration of our payment obligations under other financing agreements. If our obligations under our senior secured credit facility and other financing arrangements are accelerated as described above, our assets and cash flow may be insufficient to fully repay these obligations, and the lenders under our senior secured credit facility could institute foreclosure proceedings against our assets.

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

The commercial vehicle industry, like other industries, continues to be impacted by the cost of pension and other postretirement benefits. In estimating our expected obligations under our pension and postretirement benefit plans, we make certain assumptions as to economic and demographic factors, such as discount rates, investment returns and health care cost trends. If actual experience as to these factors is worse than our assumptions, our obligations could grow which could in turn increase the amount of mandatory contributions to these plans in the coming years. Our pension plans and other postretirement benefits are under funded by $341 million and $538 million, respectively, as of September 30, 2013.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At September 30, 2013, our operating segments, including all consolidated joint ventures, had the following facilities in the United States, Europe, South America, Canada, Mexico and the Asia-Pacific region. For purposes of these numbers, multiple facilities in one geographic location are counted as one facility.

	Manufacturing Facilities	Engineering Facilities, Sales Offices, Warehouses and Service Centers
Commercial Truck & Industrial	20	19
Aftermarket & Trailer	8	8
Other	—	4
Total	28	31
These facilities had an aggregate floor space of approximately 8.9 million square feet, substantially all of which is in use. We owned approximately 62 percent and leased approximately 38 percent of this floor space. Substantially all of our owned domestic plants and equipment are subject to liens securing our obligations under our revolving credit facility with a group of banks (see Note 15 of the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data). In the opinion of management, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

A summary of floor space of these facilities at September 30, 2013, (including new space under construction) is as follows:

	Owned Facilities			Leased Facilities
Location	Commercial Truck & Industrial	Aftermarket & Trailer	Other	Commercial Truck & Industrial	Aftermarket & Trailer	Other	Total
United States	2,029,291	432,037	417,800	383,404	470,327	—	3,732,859
Canada	—	—	—	—	300,484	—	300,484
Europe	1,870,150	68,326	—	528,076	35,613	19,749	2,521,914
Asia Pacific	173,155	—	—	840,728	87,883	—	1,101,766
Latin America	494,913	—	—	671,743	50,024	—	1,216,680
Total	4,567,509	500,363	417,800	2,423,951	944,331	19,749	8,873,703

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

•
On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that several filter manufacturers and their affiliated corporate entities, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit was a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, were filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S. cases were consolidated into a multi-district litigation proceeding in Federal court for the Northern District of Illinois. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. In April 2012, the company settled with the U.S. indirect purchasers for $3.1 million. In August 2012, the company entered into a settlement agreement for the remaining claims with the U.S. direct purchasers for $8.3 million. During the fourth quarter of fiscal year 2013, the company settled with the remaining plaintiffs in the litigation actions in Canada for an immaterial amount. The issues in the litigation have been resolved.

•
Various other lawsuits, claims and proceedings have been or may be instituted or asserted against Meritor or our subsidiaries relating to the conduct of our business, including those pertaining to product liability, tax, warranty or recall claims, intellectual property, safety and health, contract and employment matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to Meritor, management believes, after consulting with Vernon G. Baker, II, Esq., Meritor's General Counsel, that the disposition of matters that are pending will not have a material effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 4A. Executive Officers of the Registrant.

The name, age, positions and offices held with Meritor and principal occupations and employment during the past five years of each of our executive officers as of November 20, 2013, are as follows:

Ivor J. Evans, 71 – Chairman of the Board, Chief Executive Officer and President since August 2013 and was Executive Chairman of the Board and Interim Chief Executive Officer and President from May 2013 until August 2013. Mr. Evans has been a director since May 2005. He served as Vice Chairman of Union Pacific Corporation from January 2004 until his retirement in March 2005, and served as a member of the Union Pacific board of directors from 1999 to 2005. He had served as President and

Chief Operating Officer of Union Pacific Railroad from 1998 until January 2004. From 1989 to 1998, he served in various executive positions at Emerson Electric Company (technology and engineering applications), including Senior Vice President, Industrial Components and Equipment. Prior to that, he was President of Blackstone Corp. (automotive components and systems) from 1985 to 1989 and, prior to that, spent 21 years serving in key operations roles for General Motors Corporation (automotive).

Vernon G. Baker, II, 60 – Senior Vice President and General Counsel since July 2000.

Kevin Nowlan, 41 – Senior Vice President and Chief Financial Officer since April 2013. Vice President and Chief Financial officer from February 2013 until May 2013. Controller of Meritor from December 2010 to February 2013 and Treasurer of Meritor from July 2009 until his appointment as Controller. From 2008 to 2009, served as Assistant Treasurer of Meritor and from 2007 to 2008 served as Vice President of Shared Services of Meritor. Prior to that, director of Capital Planning for General Motors Acceptance Corp. (“GMAC”) from 2006 to 2007 and worked in various roles at GMAC and General Motors Company since 1995.

Jeffrey A. Craig, 53 – Senior Vice President and President of Commercial Truck and Industrial since February 2013. Senior Vice President and Chief Financial Officer from January 2009 to January 2013. Acting Controller from May 2008 to January 2009. Senior Vice President and Controller from July 2007 to May 2008. Vice President and Controller of Meritor from May 2006 to July 2007; and President and Chief Executive Officer of GMAC Commercial Finance (commercial lending business) from 2001 to May 2006.

Pedro N. Ferro, 54, – Senior Vice President and President, Aftermarket & Trailer, from January 2013. Vice President and President, Aftermarket & Trailer from November 2012 to January 2013. Vice President and President, Industrial, from July 2011 to November 2012 and Vice President and General Manager, Specialty, Brakes and Emissions from 2001 until 2007. President, Commercial Vehicle Undercarriage for The Marmon Group, a division of Berkshire Hathaway, from 2008 until 2011 and from 2007 until 2008 President, Webb Wheels Products Inc. for The Marmon Group.

Barbara G. Novak, 51 – Vice President and Secretary since January 2008. Senior Counsel, Securities of TRW Automotive Holdings Corp. (automotive) from 2002 to 2007.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Meritor's common stock, par value $1 per share (“Common Stock”), is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol "MTOR." Prior to March 30, 2011, the Common Stock traded under the symbol “ARM”. On November 14, 2013, there were 18,660 shareowners of record of Meritor's Common Stock.

The high and low sale prices per share of Meritor Common Stock for each quarter of fiscal years 2013 and 2012 were as follows:

	Fiscal Year 2013		Fiscal Year 2012
Quarter Ended	High	Low	High	Low
December 31	$4.93	$3.94	$10.31	$4.80
March 31	5.55	4.19	8.74	5.49
June 30	7.42	4.34	8.30	4.78
September 30	8.40	6.77	5.60	3.98

There were no dividends declared and paid in fiscal year 2012 or in fiscal year 2013. Our payment of cash dividends and the amount of the dividend are subject to review and change at the discretion of our Board of Directors.

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information on securities authorized for issuance under equity compensation plans.

Issuer repurchases

The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 5 of this Report on Form 10-K. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the fourth quarter of fiscal year 2013.

Shareowner Return Performance Presentation

The line graph below compares the cumulative total shareowner return of the S&P 500, Meritor, Inc. and the peer group of companies for the period from September 30, 2008 to September 30, 2013, assuming a fixed investment of $100 at the respective closing prices on the last day of each fiscal year and reinvestment of cash dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Meritor, Inc., the S&P 500 Index, and the Peer Group

*$100 invested on 9/30/08 in stock or index, including reinvestment of dividends. Fiscal year ending September 30. Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	9/08	9/09	9/10	9/11	9/12	9/13
Meritor, Inc.	100.00	62.22	123.65	56.18	33.74	62.54
S&P 500	100.00	93.09	102.55	103.72	135.05	161.17
Peer Group(1)	100.00	95.11	189.98	168.89	198.02	298.36

(1)
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

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(in millions, except per share amounts)
SUMMARY OF OPERATIONS
Sales
Commercial Truck & Industrial	$2,920	$3,613	$3,828	$2,826	$2,370
Aftermarket & Trailer	898	937	949	867	865
Intersegment Sales	(117)	(132)	(155)	(163)	(215)
Total Sales	$3,701	$4,418	$4,622	$3,530	$3,020

Operating Income	$126	$173	$174	$132	$26
Income (Loss) Before Income Taxes	45	137	159	76	(52)
Net Income Attributable to Noncontrolling Interests	(2)	(11)	(17)	(14)	(12)
Net Income (Loss) Attributable to Meritor, Inc.:
Income (Loss) from Continuing Operations	$(20)	$70	$65	$14	$(729)
Loss from Discontinued Operations	(2)	(18)	(2)	(2)	(459)
Net Income (Loss)	$(22)	$52	$63	$12	$(1,188)

BASIC EARNINGS (LOSS) PER SHARE
Continuing Operations	$(0.20)	$0.73	$0.69	$0.16	$(10.05)
Discontinued Operations	(0.02)	(0.19)	(0.02)	(0.02)	(6.34)
Basic Earnings (Loss) per Share	$(0.22)	$0.54	$0.67	$0.14	$(16.39)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing Operations	$(0.20)	$0.72	$0.67	$0.16	$(10.05)
Discontinued Operations	(0.02)	(0.18)	(0.02)	(0.02)	(6.34)
Diluted Earnings (Loss) per Share	$(0.22)	$0.54	$0.65	$0.14	$(16.39)

Cash Dividends per Share	$—	$—	$—	$—	$0.10

FINANCIAL POSITION AT SEPTEMBER 30
Total Assets	$2,570	$2,501	$2,663	$2,879	$2,505
Short-term Debt	13	18	84	—	97
Long-term Debt	1,125	1,042	950	1,029	995

Income (loss) from continuing operations attributable to Meritor, Inc. in the selected financial data information presented above includes the following items specific to the period of occurrence (in millions):

	Year Ended September 30,
	2013	2012	2011	2010	2009
Pretax items:
Restructuring costs	$(26)	$(39)	$(22)	$(6)	$(60)
Asset impairment charges	—	—	—	—	(14)
Environmental remediation charges	(3)	(4)	(2)	(6)	(1)
Pension settlement losses	(109)	—	—	—	—
Gain on sale of equity investment	125	—	—	—	—
Specific warranty contingency, net of supplier recovery	(7)	—	—	—	—
Loss on debt extinguishment	(19)	—	—	—	—
Impact of pension plan freeze	—	—	—	7	—
Gain on sale of property	—	16	—	—	—
Asbestos-related liability remeasurement	(7)	(18)	—	—	—
Non-operating gains, net	3	7	10	2	—
After tax items:	—
Deferred tax asset valuation allowance benefit (expense)	—	—	—	9	(644)

Loss from discontinued operations attributable to Meritor, Inc. in the selected financial data information presented above includes the following items specific to the period of occurrence (in millions):

	Year Ended September 30,
	2013	2012	2011	2010	2009
Pretax items:
Gain (loss) on divestitures of businesses, net	$—	$(1)	$19	$5	$(10)
Restructuring costs	—	(1)	(9)	(6)	(41)
Asset impairment charges	—	—	—	(2)	(265)
Charge for contingency and indemnity obligation	—	(10)	(4)	—	(28)

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
Our sales for fiscal year 2013 were $3,701 million, down compared to $4,418 million in the prior year. We experienced lower sales driven primarily by lower production volumes in most regions in which we operate. Loss from continuing operations in fiscal year 2013 was $20 million, or $0.20 per diluted share, compared to income from continuing operations of $70 million, or $0.72 per diluted share, in the prior year. Net loss for the year ended September 30, 2013 was $22 million compared to net income of $52 million in the prior year. The decrease in net income is primarily due to lower sales. Also impacting fiscal 2013 net loss are non-cash pension settlement losses of $109 million ($100 million, after-tax) and a gain of $125 million pre-tax ($92 million, after-tax) associated with the sale of our ownership interest in an unconsolidated joint venture.

Adjusted EBITDA (see Non-GAAP Financial Measures below) for the fiscal year ended September 30, 2013 was $261 million compared to $345 million in fiscal year 2012. Our Adjusted EBITDA margin in fiscal year 2013 was 7.1 percent compared to 7.8 percent in the same period a year ago. Adjusted EBITDA and Adjusted EBITDA margin decreased compared to the prior year primarily as a result of lower sales, lower earnings from our unconsolidated joint ventures, and unfavorable impact of foreign currency movements in fiscal year 2013 partially offset by lower material and structural costs and certain pricing actions.

Cash flows used for operating activities were $96 million in fiscal year 2013 compared to cash flows provided by operating activities of $77 million in the prior fiscal year. The cash outflow in operating activities in fiscal year 2013 was primarily due to an increase in working capital, higher pension contributions and lower earnings.
Offering of New Convertible Notes and Repurchase
On December 4, 2012, we completed an offering of $250 million aggregate principal amount at maturity of 7.875 percent convertible senior notes due 2026. We used the net proceeds of approximately $220 million from the offering and additional cash to acquire a portion of our outstanding 4.625 percent convertible senior notes due 2026 in a transaction that settled concurrently with the closing of the 7.875 percent note offering. Approximately $245 million of $300 million principal amount of the 4.625 percent notes were acquired for an aggregate purchase price of approximately $236 million (including accrued interest). These transactions resulted in a net loss of $5 million.
Debt Offering of New Notes and Repurchase
On May 31, 2013, we completed an offer of $275 million aggregate principal at maturity of 6.75 percent senior notes due June 15, 2021. We used the proceeds of the 6.75 percent senior notes offering primarily to complete a cash tender offer for the repurchase of $167 million of our $250 million 8.125 percent notes due in 2015. The balance of the proceeds were used for general corporate purposes, including repayment of other debt, and pension funding. The issuance and cash purchase transactions resulted in a net loss of $19 million.
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

In June 2013, we announced a special election window to offer voluntary lump-sum pension payouts to eligible terminated vested participants with an accrued benefit in the U.S. Retirement Plan that, if accepted, would settle our obligation to them. The program provided participants with a one-time choice of electing to receive a lump-sum settlement of their remaining pension benefit. Lump-sum distributions under this election window were paid in September 2013. We recognized a $73 million non-cash settlement loss during the fourth quarter of fiscal year 2013 associated with these payouts. In addition, pension plan assets and pension benefit obligations of $157 million and $178 million, respectively, were derecognized as a result of the U.S. lump-sum settlements.
Sale of Ownership Interest in Suspensys Sistemas Automotivos LTDA
On July 30, 2013, subsidiaries of Meritor completed the sale of our overall 50 percent ownership equity interest in Suspensys Sistemas Automotivos LTDA (the “Suspensys JV”) to our joint venture partner, Randon S.A. Implementos E Participações (“Randon”). The Suspensys JV was formed in 2002 and is primarily engaged in the manufacture and sale of air and mechanical suspension systems for trucks, buses and trailers, trailer axles, third axles, hubs and drums for trucks, buses and trailers. The purchase price for the sale was $195 million, which was composed of $190 million in cash (approximately $4 million of which was in the form of a pre-closing cash dividend) and $5 million in lease abatements for a facility in Brazil leased to the company from the Suspensys JV. The sale was completed pursuant to a Purchase and Sale Agreement dated as of April 29, 2013. We recognized a $125 million pre-tax ($92 million, after-tax) gain associated with this sale.
Restructuring Actions:
In fiscal year 2013, we executed multiple restructuring actions in our business.

•
Segment Reorganization and Asia Pacific Realignment: On November 12, 2012, we announced a revised management reporting structure resulting in two business segments to drive efficiencies. On January 8, 2013, we announced restructuring actions related to the business segment rationalization. On March 26, 2013, we announced plans to consolidate our operations in China by transferring manufacturing operations to our majority owned off-highway joint venture facility and closing our facility in Wuxi, China.

•	Variable Labor Reductions: We executed a global variable labor headcount reduction plan intended to reduce labor and other costs in response to market conditions.

•
Remanufacturing Consolidation: During the first quarter of fiscal year 2013, we announced the planned consolidation of remanufacturing operations in the Aftermarket & Trailer segment resulting in the closure of one remanufacturing plant in Canada.

•
M2016 Footprint Actions: As part of our recently announced M2016 Strategy, a three-year plan to achieve sustainable financial strength, we approved a North American footprint realignment action and a European Shared Services Reorganization, which will be executed over the next twelve months.

We recognized restructuring costs of $26 million in fiscal year 2013 related to the above restructuring actions.

Trends and Uncertainties

Industry Production Volumes

The following table reflects estimated commercial truck production volumes for selected original equipment (OE) markets based on available sources and management’s estimates.

	Year Ended September 30,
	2013	2012	2011	2010	2009
Estimated Commercial Truck production (in thousands):
North America, Heavy-Duty Trucks	244	296	224	146	129
North America, Medium-Duty Trucks	197	182	159	114	101
Western Europe, Heavy- and Medium-Duty Trucks	354	387	407	266	252
South America, Heavy- and Medium- Duty Trucks	186	165	204	179	118

During fiscal year 2014, we expect a slight increase in production volumes in North America compared to the levels experienced in fiscal year 2013. We anticipate a slight decrease in production volumes in South America resulting from continued economic uncertainty during fiscal year 2014. During fiscal year 2014, production volumes in Europe are expected to ramp up in the first quarter of fiscal year 2014 in advance of the new commercial truck emission standard requirements, with a decline in production expected in the remainder of the year. Production volumes in the Asia-Pacific region, more specifically China, are expected to remain unchanged during fiscal year 2014 compared to levels experienced in fiscal year 2013. We expect the market in India to be down another 8% in fiscal year 2014 given the current economic climate. There is no certainty as to if and when these volumes in the Asia-Pacific region a return to the levels previously experienced in 2011.

Sales for our primary military program were at their peak during the third quarter of fiscal year 2012 and began to wind down beginning in fiscal year 2013 and is scheduled to terminate by the end of fiscal year 2014. We are working to secure our participation in new military programs with various OEMs. However, failure to secure new military contracts could have a longer-term negative impact on our Commercial Truck and Industrial Segment. In addition, even if sales of our military programs do return to historic levels, the levels of profitability on these sales could be lower than what we have recognized in recent periods.
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
Other
Other significant factors that could affect our results and liquidity in fiscal year 2014 and beyond include:

•
Significant contract awards or losses of existing contracts or failure to negotiate acceptable terms in contract renewals (including, without limitation, negotiations with our largest customer, Volvo, which are ongoing regarding our contract with Volvo covering axle supply in Europe, South America and Australia, which is scheduled to expire in October 2014);

•	Failure to obtain new business;

•	Failure to secure new military contracts as our primary military programs winds down;

•	Ability to manage possible adverse effects on our European operations, or financing arrangements related thereto, in the event one or more countries exit the European monetary union;

•	Ability to work with our customers to manage rapidly changing production volumes;

•	Ability to recover and timing of recovery of steel price and other cost increases from our customers;

•	Any unplanned extended shutdowns or production interruptions by us, our customers or our suppliers;

•	A significant deterioration or slowdown in economic activity in the key markets in which we operate;

•	Higher than planned price reductions to our customers;

•	Potential price increases from our suppliers;

•	Additional restructuring actions and the timing and recognition of restructuring charges;

•	Higher than planned warranty expenses, including the outcome of known or potential recall campaigns;

•	Our ability to implement planned productivity, cost reduction, and other margin improvement initiatives;

•	Uncertainties of asbestos claim litigation and the outcome of litigation with insurance companies regarding the scope of coverage and the long-term solvency of our insurance carriers; and

•	Restrictive government actions by foreign countries (such as restrictions on transfer of funds and trade protection measures, including export duties and quotas and customs duties and tariffs).

NON-GAAP FINANCIAL MEASURES

In addition to the results reported in accordance with accounting principles generally accepted in the United States (GAAP), we have provided information regarding non-GAAP financial measures. These non-GAAP financial measures include Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share from continuing operations, Adjusted EBITDA, Adjusted EBITDA margin, Free cash flow, Free cash flow from continuing operations before restructuring payments and Net debt including retirement liabilities.

Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share from continuing operations are defined as reported income or loss from continuing operations and reported diluted earnings or loss per share from continuing operations before restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA is defined as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, non-controlling interests in consolidated joint ventures, loss on sale of receivables, restructuring expenses, asset impairment charges and other special items as determined by management. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by consolidated sales. Free cash flow is defined as cash flows provided by (used for) operating activities less capital expenditures. Net debt including retirement liabilities is defined as total debt plus pension assets, pension liability, retiree medical liability and other retirement benefits less cash and cash equivalents.

Management believes Adjusted EBITDA and Adjusted income (loss) from continuing operations are meaningful measures of performance as they are commonly utilized by management and investors to analyze ongoing operating performance and entity valuation. Management, the investment community and banking institutions routinely use Adjusted EBITDA and Adjusted EBITDA margin, together with other measures, to measure operating performance in our industry. Further, management uses Adjusted EBITDA for planning and forecasting future periods. In addition, we use Segment EBITDA as the primary basis to evaluate the performance of each of our reportable segments. Management believes that Free cash flow and Free cash flow from continuing operations before restructuring are useful in analyzing our ability to service and repay debt. Net debt including retirement liabilities is a specific financial measure which is part of our three-year plan, M2016, to reduce debt and other balance sheet liabilities.

Adjusted income (loss) from continuing operations and Adjusted diluted earnings (loss) per share from continuing operations and Adjusted EBITDA should not be considered a substitute for the reported results prepared in accordance with GAAP and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Free cash flow and Free cash flow from continuing operations before restructuring should not be considered a substitute for cash provided by (used for) operating activities, or other cash flow statement data prepared in accordance with GAAP, or as a measure of financial position or liquidity. In addition, these non-GAAP cash flow measures do not reflect cash used to service debt or cash received from the divestitures of businesses or sales of other assets and thus do not reflect funds available for investment or other discretionary uses. These non-GAAP financial measures, as determined and presented by the company, may not be comparable to related or similarly titled measures reported by other companies. Net debt should not be considered a substitute for total debt as reported on the balance sheet. Set forth below are reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated in accordance with GAAP.

Income (loss) from continuing operations and diluted earnings (loss) per share are reconciled to Adjusted income from continuing operations and Adjusted diluted earnings per share below (in millions, except per share amounts).

	Year Ended September 30,
Diluted earnings (loss) per share from continuing operations	2013	2012	2011
Income (loss) from continuing operations	$(20)	$70	$65
Restructuring costs, net of tax	25	39	22
Gain on sale of property	—	(16)	—
Specific warranty contingency, net of supplier recovery	7	—	—
Pension settlement losses, net of tax	100	—	—
Asbestos-related liability remeasurement	—	18	—
Gain on sale of equity investment, net of tax	(92)	—	—
Gain on settlement of note receivable	—	—	(5)
Loss on debt extinguishment	19	—	—
Adjusted income from continuing operations	$39	$111	$82
Diluted earnings (loss) per share from continuing operations	$(0.20)	$0.72	$0.67
Impact of adjustments on diluted earnings per share	0.60	0.42	0.18
Adjusted diluted earnings per share from continuing operations	$0.40	$1.14	$0.85
Free cash flow and Free cash flow from continuing operations before restructuring payments are reconciled to cash flows provided by (used for) operating activities below (in millions).

	Year Ended September 30,
	2013	2012	2011
Cash provided by (used for) operating activities — continuing operations	$(81)	$89	$98
Capital expenditures – continuing operations	(54)	(89)	(105)
Free cash flow – continuing operations	(135)	—	(7)
Cash used for operating activities –
discontinued operations	(15)	(12)	(57)
Capital expenditures – discontinued operations	—	—	(6)
Free cash flow – discontinued operations	(15)	(12)	(63)
Free cash flow – total company	$(150)	$(12)	$(70)
Free cash flow – continuing operations	$(135)	$—	$(7)
Restructuring payments – continuing operations	26	22	13
Free cash flow from continuing operations before restructuring payments	$(109)	$22	$6

Net debt, including retirement liabilities, is reconciled to total debt (in millions).

	September 30,
	2013	2012
Short-term debt	$13	$18
Long-term debt	1,125	1,042
Total debt	1,138	1,060

Pension assets - non-current	(55)	(11)
Pension liability - current	9	8
Pension liability - non-current	387	532
Pension liability	341	529

Retiree medical liability - current	37	40
Retiree medical liability - non-current	476	519
Retire medical liability	513	559

Other retirement benefits - current	2	—
Other retirement benefits - non-current	23	24
Subtotal	2,017	2,172

Less: Cash and cash equivalents	(318)	(257)
Net debt, including retirement liabilities	$1,699	$1,915

Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in “Results of Operations” below.

Results of Operations

     The following is a summary of our financial results for the last three fiscal years.

	Year Ended September 30,
	2013	2012	2011
	(in millions, except per share amounts)
Sales:
Commercial Truck & Industrial	$2,920	$3,613	$3,828
Aftermarket & Trailer	898	937	949
Intersegment Sales	(117)	(132)	(155)
SALES	$3,701	$4,418	$4,622
SEGMENT EBITDA:
Commercial Truck & Industrial	$192	$270	$260
Aftermarket & Trailer	84	81	98
SEGMENT EBITDA	276	351	358
Unallocated legacy and corporate costs, net (1)	(15)	(6)	(11)
ADJUSTED EBITDA	261	345	347
Interest expense, net	(126)	(95)	(95)
Provision for income taxes	(63)	(56)	(77)
Depreciation and amortization	(67)	(63)	(66)
Restructuring costs	(26)	(39)	(22)
Loss on sale of receivables	(6)	(9)	(10)
Pension settlement losses	(109)	—	—
Gain on sale of equity investment	125	—	—
Specific warranty contingency, net of supplier recovery	(7)	—	—
Gain on sale of property	—	16	—
Asbestos-related liability remeasurement	—	(18)	—
Other, net	—	—	5
Noncontrolling interests	(2)	(11)	(17)
INCOME (LOSS) FROM CONTINUING OPERATIONS, attributable to Meritor, Inc.	(20)	70	65
LOSS FROM DISCONTINUED OPERATIONS, net of tax, attributable to Meritor, Inc.	(2)	(18)	(2)
NET INCOME (LOSS) attributable to Meritor, Inc.	$(22)	$52	$63
DILUTED EARNINGS (LOSS) PER SHARE, attributable to Meritor, Inc.
Continuing operations	$(0.20)	$0.72	$0.67
Discontinued operations	(0.02)	(0.18)	(0.02)
Diluted earnings (loss) per share	$(0.22)	$0.54	$0.65
DILUTED AVERAGE COMMON SHARES OUTSTANDING	97.1	97.2	96.9

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to our business segments. These costs primarily include pension and retiree medical costs associated with recently sold businesses and other legacy costs for environmental and product liability. In addition, unallocated legacy and corporate costs, net for the fiscal year 2013 includes $7 million of asbestos-related liability remeasurement and $4 million of executive severance related to the termination of employment of the company's former Chief Executive Officer.

Fiscal Year 2013 Compared to Fiscal Year 2012

Sales

The following table reflects total company and business segment sales for fiscal years 2013 and 2012. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales (in millions).

					Dollar Change Due To
	2013	2012	Dollar Change	% Change	Currency	Volume / Other
Sales:
Commercial Truck & Industrial	$2,920	$3,613	$(693)	(19)%	$(47)	$(646)
Aftermarket & Trailer	898	937	(39)	(4)%	3	(42)
Intersegment Sales	(117)	(132)	15	(11)%	(2)	17
TOTAL SALES	$3,701	$4,418	$(717)	(16)%	$(46)	$(671)
Commercial Truck & Industrial sales were $2,920 million in fiscal year 2013, down 19 percent from fiscal year 2012, primarily reflecting lower commercial truck production globally. North American industry-wide production volumes for heavy-duty trucks decreased 18 percent in fiscal year 2013 as compared to the prior year. Industry-wide production volumes in Europe were down 8 percent. Our sales in China and India declined 46% and 41%, respectively, as production declined sharply in these regions. In addition, our military business decreased due to the step down in FMTV production. Industry-wide production volumes for South America increased 13%. However, the favorable impact of production volumes in this region were largely offset by the depreciation of the Brazilian Real.

Aftermarket & Trailer sales were $898 million in fiscal year 2013, down 4 percent from fiscal year 2012. The decrease in sales is primarily due to lower sales of core aftermarket replacement products, primarily in North America partially offset by pricing actions in our Aftermarket business.

Cost of Sales and Gross Profit

Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the fiscal year ended September 30, 2013 was $3,308 million compared to $3,933 million in the prior year, representing a decrease of 16 percent. The decrease in costs of sales is primarily due to lower sales volumes which is discussed above.

Total cost of sales was approximately 89.4 percent of sales for the fiscal year ended September 30, 2013 compared to approximately 89.0 percent for the prior fiscal year.

The following table summarizes significant factors contributing to the changes in costs of sales during fiscal year 2013 compared to the prior fiscal year (in millions):

Cost of Sales
Fiscal year ended September 30, 2012	$3,933
Volumes, mix and other, net	(588)
Foreign exchange	(37)
Fiscal year ended September 30, 2013	$3,308

Changes in the components of cost of sales year over year are summarized as follows (in millions):

Lower material costs	$(587)
Lower labor and overhead costs	(53)
Other, net	15
Total decrease in costs of sales	$(625)
Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs decreased by $587 million compared to the prior year primarily as a result of lower sales and lower material cost attributable to net material savings. In addition, global steel prices were lower in the fiscal year 2013 as compared to fiscal year 2012.

Labor and overhead costs decreased by $53 million compared to the prior year. The decrease was primarily due to lower sales in the fiscal year 2013 and savings associated with the variable labor cost reductions as part of our continuous improvement initiatives partially offset by a $7 million specific warranty contingency charge, net of supplier recovery, related to a non-safety, product performance issue recognized in fiscal year 2013.
Other, net increased by $15 million compared to the same period in the prior year. The increase was primarily due to higher currency losses in our operations compared to the prior year.
As a result of the above, gross profit for the fiscal year ended September 30, 2013 was $393 million compared to $485 million in the same period last year. Gross margins decreased to 10.6 percent for the fiscal year ended September 30, 2013 compared to 11.0 percent last fiscal year.

Other Income Statement Items

Selling, general and administrative expenses (SG&A) for fiscal years 2013 and 2012 are summarized as follows (in millions):

	2013		2012		Increase (Decrease)
	Amount	% of sales	Amount	% of sales
SG&A
Loss on sale of receivables	$6	0.2%	$9	0.2%	$(3)	—
Short- and long-term variable compensation	20	0.5%	23	0.6%	(3)	(0.1) pts
Charge for legal contingency	—	—%	6	0.1%	(6)	(0.1) pts
Asbestos-related liability remeasurement	7	0.2%	18	0.4%	(11)	(0.2) pts
Executive severance	4	0.1%	—	—%	4	0.1 pts
All other SG&A	217	5.9%	229	5.2%	(12)	0.7	pts
Total SG&A	$254	6.9%	$285	6.5%	$(31)	0.4	pts
All other SG&A represents normal selling, general and administrative expense and declined approximately 5 percent year over year primarily due to cost reduction related to headcount actions executed in fiscal year 2013. The increase in total SG&A as a percentage of sales compared to the fiscal year 2012 was due to lower sales in the current year.

Pension settlement losses of $109 million were recognized during the fiscal year ended 2013. During the third quarter ended June 30, 2013, we recognized $36 million loss associated with the settlement of certain Canadian pension plans. In addition, we recognized a $73 million settlement loss in the fourth quarter of fiscal year 2013 associated with our U.S. retirement plan lump-sum payouts.

Restructuring costs were $26 million in fiscal year 2013 compared to $39 million in fiscal year 2012. Our Commercial Truck & Industrial segment recognized $17 million of restructuring costs in the fiscal year 2013 primarily related to employee severance costs and a lease termination. Our Aftermarket & Trailer segment recognized $6 million of restructuring costs during the fiscal year 2013 primarily related to employee severance costs. In addition, we recognized $3 million of restructuring costs at our corporate locations associated with our segment reorganization.

Restructuring costs in the fiscal year 2012 included $24 million recognized in our Commercial Truck & Industrial segment in connection with the January 2012 sale of our St. Priest, France manufacturing facility to Renault Trucks SAS. During the second quarter of fiscal year 2012, we approved a European headcount reduction plan in response to the ongoing economic weakness and uncertainty in that region and recognized approximately $7 million of restructuring costs associated with this plan in fiscal year 2012. During the fourth quarter of fiscal year 2012, we recognized approximately $5 million of costs associated with employee headcount reductions. The remaining restructuring costs recognized during the fiscal year 2012 were primarily associated with the company’s previously announced executive headcount reduction.
Gain on sale of property of $16 million recognized during fiscal year 2012 is associated with the sale of excess land at our facility in Cwmbran, Wales.
Operating income for fiscal year 2013 was $1 million, compared to $173 million in fiscal year 2012. Key items affecting income are discussed above.

Gain on sale of equity investment of $125 million recognized during fiscal year 2013 is associated with the sale of our overall 50% interest in our Suspensys JV in the fourth quarter of fiscal year 2013.

Equity in earnings of affiliates was $42 million in fiscal year 2013, compared to $52 million in the prior year. The decrease is primarily due to lower earnings from our affiliates in Mexico and India reflecting weaker truck markets in those regions.

 Interest expense, net was $126 million and $95 million in fiscal years 2013 and 2012, respectively. During the first quarter ended December 31, 2012, we repurchased approximately $245 million of $300 million principal amount of our 4.625 percent convertible notes due 2026. We recognized a $5 million loss on debt extinguishment associated with the repurchase. We recognized an additional $19 million loss on debt extinguishment in the third quarter of fiscal year 2013 associated with the repurchase of $167 million of the 8.125 percent notes due 2015. The remaining increase in interest expense is primarily due to additional interest cost associated with our debt securities issued during the fiscal year 2013.

Provision for income taxes was $63 million in fiscal year 2013 compared to $56 million in fiscal year 2012. The increase in provision for income taxes was primarily due to the tax effect of the gain on the sale of our equity interest in our Suspensys JV, partially offset by the tax benefit received from the Canadian pension settlement charge, and lower earnings in taxpaying jurisdictions. In fiscal year 2013, our effective tax rate was 140 percent compared to 41 percent in the prior year. Generally, we expect our effective tax rate to remain at inflated levels in the near term until we can generate income in certain jurisdictions in which we are recognizing valuation allowances against our deferred tax assets. In these jurisdictions, we are not able to recognize tax benefits related to current operating losses.

Loss from continuing operations (before noncontrolling interests) for fiscal year 2013 was $18 million compared to income from continuing operations of $81 million in fiscal year 2012. The reasons for the decrease are previously discussed.

Loss from discontinued operations for fiscal year 2013 was $2 million, compared to a loss of $18 million in the prior year. Significant items included in results from discontinued operations in fiscal year 2013 and 2012 include the following:

	Year Ended September 30,
	2013	2012
Loss on sale of businesses, net	$—	$(1)
Restructuring costs	—	(1)
Charge for legal contingency and indemnity obligation	—	(10)
Environmental remediation charges	(5)	(3)
Other, net	(1)	(6)
Loss before income taxes	(6)	(21)
Benefit for income taxes	4	3
Loss from discontinued operations attributable to Meritor, Inc.	$(2)	$(18)

Loss on sale of businesses, net: The loss on sale of business in fiscal year 2012 relates to the sale of our damper business located in Leicester, England during the first quarter.

Restructuring costs: We recognized $1 million of restructuring charges associated with the closure of our EU Trailer business in fiscal year 2012. These charges were primarily related to employee severance benefits.
Charge for legal contingency and indemnity obligation: On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that several filter manufacturers and their affiliated corporate entities, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit was a purported class action on behalf of direct purchasers of filters from the defendants. In April 2012, the company settled with the U.S. indirect purchasers for $3.1 million. In August 2012, the company entered into a settlement agreement for the remaining claims with the U.S. direct purchasers for $8.3 million. During the fourth quarter of fiscal year 2013, the company settled with the remaining plaintiffs in the litigation actions in Canada for an immaterial amount.
Other primarily relates to charges for changes in estimates and adjustments related to certain assets and liabilities retained from previously sold businesses and indemnities provided at the time of sale. Also included in other charges are costs associated with the sale of our EU Trailer business.

Net income attributable to noncontrolling interests was $2 million in fiscal year 2013 compared to $11 million in fiscal year 2012. Noncontrolling interests represent our minority partners’ share of income or loss associated with our less than 100 percent owned consolidated subsidiaries.

Net loss attributable to Meritor, Inc. was $22 million for fiscal year 2013 compared to a net income of $52 million for fiscal year 2012.Various factors affecting the net loss are previously discussed.

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

The following table reflects Segment EBITDA and EBITDA margins for fiscal years 2013 and 2012 (dollars in millions).

	Segment EBITDA				Segment EBITDA Margins
	2013	2012	$ Change	% Change	2013	2012	Change
Commercial Truck & Industrial	$192	$270	$(78)	(29)%	6.6%	7.5%	(0.9) pts
Aftermarket & Trailer	84	81	3	4%	9.4%	8.6%	0.8 pts
Segment EBITDA	$276	$351	$(75)	(21)%	7.5%	7.9%	(0.4) pts
Significant items impacting year-over-year Segment EBITDA include the following:

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA–Year ended September 30, 2012	$270	$81	$351
Lower earnings from unconsolidated affiliates	(9)	(1)	(10)
Lower pension and retiree medical costs	5	1	6
Impact of foreign currency exchange rates	(13)	1	(12)
Volume, mix, pricing and other, net of cost reductions	(61)	2	(59)
Segment EBITDA – Year ended September 30, 2013	$192	$84	$276

Commercial Truck & Industrial Segment EBITDA was $192 million in fiscal year 2013 compared to $270 million in the prior fiscal year. Segment EBITDA margin decreased to 6.6 percent in fiscal year 2013 compared to 7.5 percent in the prior fiscal year. The decrease in Segment EBITDA margin reflects lower commercial vehicle production volumes in all regions and lower earnings from our unconsolidated joint ventures as compared to the same period a year ago. In addition, Segment EBITDA was unfavorably impacted by foreign currency movements, primarily due to the depreciation in Brazilian real compared to the U.S. dollar. These items were partially offset by lower material and structural costs.

Aftermarket & Trailer Segment EBITDA was $84 million in fiscal year 2013, up $3 million compared to the prior fiscal year. Segment EBITDA margin increased to 9.4 percent in the current fiscal year compared to 8.6 percent in fiscal year 2012. The increase in Segment EBITDA is primarily due to pricing actions and lower material and structural costs, partially offset by a $5 million accrual associated with value added tax for certain sales transactions.

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

					Dollar Change Due To
			Dollar	%		Volume
	2012	2011	Change	Change	Currency	/ Other
Sales:
Commercial Truck & Industrial	$3,613	$3,828	$(215)	(6)%	$(154)	$(61)
Aftermarket & Trailer	937	949	(12)	(1)%	(27)	15
Intersegment Sales	(132)	(155)	23	(15)%	32	(9)
TOTAL SALES	$4,418	$4,622	$(204)	(4)%	$(149)	$(55)

Commercial Truck & Industrial sales were $3,613 million in fiscal year 2012, down 6 percent from fiscal year 2011. The effects of foreign currency exchange rates decreased sales by $149 million compared to prior year. North American industry-wide production volumes for heavy- and medium-duty trucks increased by approximately 24 percent in fiscal year 2012 as compared to the prior year. However, the increase in sales in North America associated with the higher production volumes was substantially offset by lower sales in South America and Europe as industry-wide production volumes in these regions decreased by approximately 19 percent and 5 percent, respectively, compared to the same period in the prior year. In South America, the industry transitioned to tighter emission standard requirements for commercial vehicles resulting in lower production volumes beginning in our second quarter of fiscal year 2012.
     Aftermarket & Trailer sales were $937 million in fiscal year 2012, slightly down from $949 million in fiscal year 2011. The decrease in sales is primarily due to the impact of foreign currency translation, which decreased sales by $27 million compared to the prior year. Excluding the effects of foreign currency, sales increased by $15 million primarily due to higher sales of aftermarket and trailer products in North America, partially offset by lower sales of aftermarket products in Europe.
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
Other Income Statement Items
     Selling, general and administrative expenses (SG&A) for the fiscal years 2012 and 2011 are summarized as follows (in millions):

	2012		2011		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$9	0.2%	$10	0.2%	$(1)	— pts
Short- and long-term variable compensation	23	0.6%	27	0.6%	(4)	— pts
Charge for legal contingency	6	0.1%	—	—%	6	0.1 pts
Asbestos-related liability remeasurement	18	0.4%	—	—%	18	0.4 pts
All other SG&A	229	5.2%	241	5.2%	(12)	— pts
Total SG&A	$285	6.5%	$278	6.0%	$7	0.5 pts

Included in selling, general and administrative expenses in fiscal year 2012 are $6 million of charges for a legal contingency. In fiscal year 2012, the company recognized an $18 million charge associated with the valuation and remeasurement of asbestos-related liabilities (see Critical Accounting Policies below). All other SG&A represents normal selling, general and administrative expenses.

     Restructuring costs of $39 million were recognized during the fiscal year ended September 30, 2012 compared to $22 million in the prior year. Restructuring costs in the fiscal year 2012 include $24 million recognized in our Commercial Truck & Industrial segment in connection with the January 2012 sale of our St. Priest, France manufacturing facility to Renault Trucks SAS. These costs included non-cash charges of $19 million recognized in the first quarter of fiscal year 2012, of which $17 million relate to impairments of assets held for sale at December 31, 2011. In addition, in fiscal year 2012, we recognized $5 million of costs associated with employee headcount reductions and facility rationalization actions. During the second quarter of fiscal year 2012, we approved a European headcount reduction plan in response to the ongoing economic weakness and uncertainty in that region and recognized approximately $7 million of restructuring costs associated with this plan in fiscal year 2012. During the fourth quarter of fiscal year 2012, we recognized approximately $5 million of costs associated with employee headcount reductions. The remaining restructuring costs recognized during the fiscal year 2012 were primarily associated with the company’s previously announced executive headcount reduction. In fiscal year 2011, we recognized $16 million of restructuring charges primarily associated with employee headcount reductions at our St. Priest, France manufacturing facility and $6 million of charges associated with executive headcount reduction at certain corporate locations.
Gain on sale of property of $16 million recognized during fiscal year 2012 was associated with the sale of excess land at our facility in Cwmbran, Wales.
     Operating income for fiscal year 2012 was $173 million compared to $174 million in the prior year. Key items impacting operating income are previously discussed.
     Equity in earnings of affiliates was $52 million in fiscal year 2012, compared to $70 million in the prior year. The decrease was due to lower earnings from our affiliates in South America as the industry transitioned to tighter emission standard requirements, and our affiliate in India, which were partially offset by higher earnings from our affiliates in North America.
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
Charge for legal contingency and indemnity obligation: On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that several filter manufacturers and their affiliated corporate entities, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit was a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, were filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S. cases were consolidated into a multi-district litigation proceeding in Federal court for the Northern District of Illinois. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. In April 2012, the company settled with the U.S. indirect purchasers for $3.1 million resolving their portion of the suit. In August 2012, the company entered into a settlement agreement for the remaining claims with the U.S. direct purchasers for $8.3 million. The liability for the settlement agreement with the U.S. direct purchasers is included in other current liabilities in the consolidated balance sheet. Following this settlement, the only remaining plaintiffs in the litigation are those who filed their actions in Canada. During the fourth quarter of fiscal year 2013, the company settled with the remaining plaintiffs in the litigation actions in Canada for an immaterial amount.
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
     The following table reflects Segment EBITDA and Segment EBITDA margins for fiscal year ended September 30, 2012 and 2011 (dollars in millions).

	Segment EBITDA				Segment EBITDA Margins
			$	%
	2012	2011	Change	Change	2012	2011	Change
Commercial Truck & Industrial	$270	$260	$10	4%	7.5%	6.8%	0.7	pts
Aftermarket & Trailer	81	98	(17)	(17)%	8.6%	10.3%	-1.7	pts
Segment EBITDA	$351	$358	$(7)	(2)%	7.9%	7.7%	0.2	pts
Significant items impacting year over year Segment EBITDA include the following:

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA – Fiscal year ended September 30, 2011	$260	$98	$358
Lower earnings from unconsolidated affiliates	(10)	(8)	(18)
Lower pension and retiree medical costs	8	3	11
Foreign exchange - transaction and translation	(47)	(7)	(54)
Accrual for value added tax contingency	—	(6)	(6)
Volume, mix, pricing and other, net	59	1	60
Segment EBITDA – Fiscal year ended September 30, 2012	$270	$81	$351

Commercial Truck & Industrial Segment EBITDA was $270 million in fiscal year 2012, up $10 million compared to prior year. Segment EBITDA margin increased to 7.5 percent compared to 6.8 percent in the prior year. The increase in Segment EBITDA and Segment EBITDA margin is primarily attributable to improvements in pricing, higher sales for the FMTV defense program, material performance and lower fixed costs resulting from the rationalization of our European manufacturing footprint, primarily the sale of our St. Priest, France manufacturing facility, in the second quarter of fiscal year 2012. In addition, North American industry-wide production volumes for heavy- and medium-duty trucks increased 25 percent in fiscal year 2012 as compared to prior year resulting in improvement in Segment EBITDA. The increase in Segment EBITDA and Segment EBITDA margin attributable to these items was partially offset by the adverse impact of geographic sales mix, including lower sales in South America and in the Asia-Pacific region, primarily China, lower sales associated with the Caiman defense program, lower earnings from our unconsolidated joint ventures and unfavorable foreign currency translation (primarily associated with the Brazilian Real). Industry-wide production volumes in South America decreased by approximately 19 percent in fiscal year 2012 as compared to prior year due to the impact of commercial vehicle industry transitioning to tighter emission standards.
     Aftermarket & Trailer Segment EBITDA was $81 million in fiscal year 2012, down $17 million compared to prior year. The decrease in Segment EBITDA is primarily due to deterioration in earnings related to lower volumes in our European aftermarket business, lower earnings from our unconsolidated trailer joint venture in Brazil, accrual for value added tax contingency associated with certain sales transaction and the impact of foreign currency translation.
Non-Consolidated Joint Ventures

At September 30, 2013, our continuing operations included investments in joint ventures that are not majority-owned or controlled and are accounted for under the equity method of accounting. Our investments in non-consolidated joint ventures totaled $102 million at September 30, 2013 and $169 million at September 30, 2012. On July 30, 2013, we completed the sale of our overall 50 percent ownership equity interest in Suspensys Sistemas Automotivos LTDA (the “Suspensys JV”) to the company's joint venture partner, Randon S.A. Implementos E Participações. Our fiscal 2013 continuing operations includes Suspensys JV financial results for the ten months ended July 31, 2013.

These strategic alliances provide for sales, product design, development and/or manufacturing in certain product and geographic areas. Aggregate sales of our non-consolidated joint ventures were $1,552 million, $1,787 million and $1,977 million in fiscal years 2013, 2012 and 2011, respectively.

Our equity in the earnings of affiliates was $42 million, $52 million and $70 million in fiscal years 2013, 2012 and 2011, respectively. We received cash dividends from our affiliates of $30 million, $47 million and $45 million in fiscal years 2013, 2012 and 2011, respectively.

For more information about our non-consolidated joint ventures, see Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Financial Condition

Cash Flows (in millions)

	Fiscal Year Ended September 30,
	2013	2012	2011
OPERATING CASH FLOWS
Income (loss) from continuing operations	$(18)	$81	$82
Adjustments to income (loss) from continuing operations:
Depreciation and amortization	67	63	66
Loss on debt extinguishment	24	—	—
Deferred income tax expense (benefit)	(4)	13	25
Pension and retiree medical expense	151	53	71
Gain on sale of equity investment	(125)	—	—
Gain on sale of property	—	(16)	—
Equity in earnings of affiliates	(42)	(52)	(70)
Restructuring costs	26	39	22
Dividends received from equity method investments	30	47	45
Pension and retiree medical contributions	(153)	(140)	(71)
Restructuring payments	(26)	(22)	(13)
Decrease (increase) in working capital	(99)	37	(177)
Changes in off-balance sheet accounts receivable securitization and factoring	43	(24)	144
Other, net	45	10	(26)
Cash flows provided by (used for) continuing operations	(81)	89	98
Cash flows used for discontinued operations	(15)	(12)	(57)
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(96)	$77	$41
Cash used for operating activities for fiscal year 2013 was $96 million compared to cash provided of $77 million in fiscal year 2012 and $41 million in fiscal year 2011. The cash outflow in continuing operations in fiscal year 2013 was primarily due to an increase in working capital, higher pension contributions and lower earnings. The increase in cash provided by operations in fiscal year 2012 compared to fiscal year 2011 was a result of improvements in working capital and lower utilization of cash flows by discontinued operations. This impact was partially offset by higher pension contributions and higher restructuring payments.

Cash flow used by discontinued operations in fiscal year 2013 were $15 million compared to cash flow used of $12 million and $57 million in fiscal year 2012 and 2011, respectively. Cash used by discontinued operations in fiscal year 2011 primarily relates to working capital investments and the settlement of certain indemnities related to a previously divested business.

	Fiscal Year Ended September 30,
	2013	2012	2011
INVESTING CASH FLOWS
Capital expenditures	$(54)	$(89)	$(105)
Proceeds from sale of equity investment	182	—	—
Proceeds from sale of property	—	18	—
Other investing activities	3	3	2
Net investing cash flows provided by (used for) discontinued operations	6	28	(69)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	$137	$(40)	$(172)

Cash provided by investing activities was $137 million in fiscal year 2013, compared to cash used for investing activities of $40 million and $172 million in fiscal year 2012 and 2011, respectively. Capital expenditures were $54 million in fiscal year 2013 compared to $89 million in fiscal year 2012 and $105 million in fiscal year 2011.

Proceeds from the sale of equity investment in fiscal year 2013 is related to the sale of our overall 50 percent ownership equity interest in the Suspensys JV. Proceeds from sale of property in fiscal year 2012 was related to the sale of excess land at our Commercial Truck facility at Cwmbran, Wales.

Net investing cash flows provided by discontinued operations in fiscal year 2013 includes approximately $3 million of proceeds from the sale of property from our divested Light Vehicle Systems business group. In addition, we received $3 million for the second installment on the note receivable which was issued at the time of sale of our Body Systems business.
Net investing cash flows provided by discontinued operations in fiscal year 2012 include $27 million of cash received from the purchaser of our Body Systems business. We received $24 million, net of tax withholdings, of cash balances which were held at Body Systems entities in China and Brazil at the time of sale, and which the company was entitled to receive as these balances became available for distribution from those jurisdictions. We also received $3 million for the first installment on the note receivable which was issued at the time of sale as part of the purchase consideration.
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

	Fiscal Year September 30,
	2013	2012	2011
FINANCING CASH FLOWS
Repayment of notes and term loan	$(475)	$(86)	$—
Proceeds from debt issuance	500	100	—
Other borrowings	11	—	—
Net change in debt	36	14	—
Debt issuance costs	(12)	(12)	—
Other financing activities	—	—	6
CASH PROVIDED BY FINANCING ACTIVITIES	$24	$2	$6
Cash provided by financing activities was $24 million in fiscal year 2013 compared to $2 million in fiscal year 2012. During fiscal year 2013, we issued debt securities generating aggregate proceeds of $500 million. We used a portion of the proceeds to repurchase $167 million of our $250 million 8.125 percent notes due in 2015, and retire $245 million of our outstanding 4.625 percent convertible senior notes due 2026. In addition, we incurred an aggregate of $12 million of costs related to the issuance of debt securities. During the fourth quarter of fiscal year 2013, we made a $45 million principal repayment under our term loan due 2016.
In the second quarter of fiscal year 2012, we retired the remaining $84 million of outstanding 8.75 percent notes due 2012 at par value. In the third quarter of fiscal year 2012, we entered into a new five-year term loan agreement as part of the amendment and extension of our revolving credit facility and borrowed $100 million under the term loan. During the third and fourth quarters of fiscal year 2012, we made the required repayments under the new term loan in the amount of $2 million. Debt issuance costs of $12 million in fiscal year 2012 were related to fees associated with the amendment and extension of our revolving credit facility and the new term loan agreement.

Contractual Obligations

As of September 30, 2013 we are contractually obligated to make payments as follows (in millions):

	Total	2014	2015	2016	2017	2018	Thereafter (2)
Total debt (1)	$1,205	$13	$92	$27	$34	$252	$787
Operating leases	106	32	16	15	15	14	14
Interest payments on long-term debt	653	82	82	75	75	61	278
Total	$1,964	$127	$190	$117	$124	$327	$1,079

(1)
See additional discussion under "Liquidity" below. Total debt excludes the unamortized gain on swap termination of $2 million, unamortized discount on convertible notes of $43 million, discount of $3 million on the 10.625 percent notes due March 15, 2018, and discount of $23 million on the 7.875 percent notes due March 1, 2026.

(2)
Includes our 4.625 percent, 4.0 percent and 7.875 percent convertible notes which contain a put and call feature that allows for earlier redemption beginning in 2016, 2019 and 2020, respectively (for further discussion, refer to Note 15 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data Convertible Securities below).

We also sponsor defined benefit pension plans that cover most of our U.S. employees and certain non-U.S. employees. Our funding practice provides that annual contributions to the pension trusts will be at least equal to the minimum amounts required by ERISA in the U.S. and the actuarial recommendations or statutory requirements in other countries. Management expects funding for our retirement pension plans of approximately $11 million in fiscal year 2014.

We also sponsor retirement medical plans that cover certain of our U.S. and non-U.S. employees and retirees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. Management expects retiree medical plan benefit payments of approximately $37 million in fiscal years 2014, 2015, 2016, 2017, and 2018.

Contractual obligations identified in the table above do not include liabilities associated with uncertain tax positions of $17 million due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. For additional discussion of uncertain tax positions, refer to Note 21 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Liquidity

Our outstanding debt, net of discounts where applicable, is summarized below (in millions). For a detailed discussion of terms and conditions related to this debt, see Note 15 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

	September 30,
	2013	2012
Fixed-rate debt securities	$606	$497
Fixed-rate convertible notes	482	500
Term Loan	45	98
Unamortized discount on convertible notes	(43)	(58)
Unamortized gain on interest rate swap termination	2	10
Lines of credit and other	46	13
Total debt	$1,138	$1,060
     Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2014 capital expenditures to be in the range of $80 million to $90 million.

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
Sources of liquidity as of September 30, 2013, in addition to cash on hand, are as follows (in millions):

	Total Facility Size	Unused as of 9/30/13	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$429	$429	April 2017(1)
Committed U.S. accounts receivable securitization(2)	100	100	June 2016
Total on-balance sheet arrangements	529	529
Off-balance sheet arrangements:(2)
Swedish Factoring Facility	202	3	June 2014
U.S. Factoring Facility	88	23	October 2014
U.K. Factoring Facility	34	25	February 2018
Italy Factoring Facility	40	26	June 2017
Other uncommitted factoring facilities	27	9	Various
Letter of credit facility	30	3	November 2015
Total off-balance sheet arrangements	421	89
Total available sources	$950	$618

(1)
The availability under the revolving credit facility is subject to a collateral test as discussed under “Revolving Credit Facility” below. On April 23, 2012, we entered into an agreement to amend and extend the revolving credit facility through April 2017. $14 million of the revolving credit facility matures in January 2014 for a bank not electing to extend its commitments. See further discussion below under “Revolving Credit Facility”.

(2)	Availability subject to adequate eligible accounts receivable available for sale.

Cash and Liquidity Needs – Our cash and liquidity needs have been impacted by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At September 30, 2013, we had $318 million in cash and cash equivalents.

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
Issuance of New Debt Securities - On May 31, 2013, we completed a public offering of debt securities consisting of the issuance of $275 million 8-year, 6.75 percent notes due June 15, 2021 (the "2021 Notes"). The 2021 Notes were offered and sold pursuant to the Shelf Registration Statement. The proceeds from the sale of the notes, net of fees, were $269 million and were primarily used to repurchase $167 million of the company's outstanding $250 million 8.125 percent notes due 2015. The 2021 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with its existing and future senior unsecured indebtedness, and effectively junior to existing and future secured indebtedness to the extent of the security therefor. They are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing the senior secured credit facility. Prior to June 15, 2016, the company may redeem up to 35 percent of the aggregate principal amount of the 2021 Notes issued on the initial issue date with the net cash proceeds of certain public sales of common stock at a redemption price equal to 106.75 percent of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, if any, on the 2021 Notes to be redeemed. On or after June 15, 2016, 2017, 2018, and 2019 the company has the option to redeem the 2021 Notes, in whole or in part, at the redemption price of 105.063 percent, 103.375 percent, 101.688 percent, and 100.000 percent, respectively.
If a Change of Control (as defined in the indenture under which the 2021 Notes were issued) occurs, unless the company has exercised its right to redeem the securities, each holder of the 2021 Notes may require the company to repurchase some or all of such holder's securities at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest.
Repurchase of 2015 Notes - On June 5, 2013, we completed the cash tender offer for our 8.125 percent notes due September 15, 2015. These notes were repurchased at approximately 114 percent of their principal amount. The repurchase of $167 million of 8.125 percent notes was accounted for as an extinguishment of debt and, accordingly, we recognized a net loss on debt extinguishment of $19 million, which is included in interest expense, net in the consolidated statement of operations.
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
No borrowings were outstanding under the revolving credit facility at September 30, 2013 and 2012. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. No letters of credit were outstanding on September 30, 2013. At September 30, 2012, $1 million of letters of credit were outstanding under the revolving credit facility. At certain times during any given month, we could draw on our revolving credit facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay borrowing under the facility. Accordingly, during any given month, we may draw down on this facility in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1.00 as of the last day of the fiscal quarter commencing with the fiscal quarter ending on or about March 31, 2012 through and including the fiscal quarter ending on or about September 30, 2012, (ii) 2.25 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending on or about December 31, 2012 through and including the fiscal quarter ending on or about September 30, 2013, and (iii) 2.00 to 1.00 as of the last day of each fiscal quarter thereafter. At September 30, 2013, we were in compliance with all covenants under our credit agreement with a ratio of approximately 0.51x for the priority debt-to-EBITDA covenant.

Availability under the amended and extended revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At September 30, 2013, the revolving credit facility was collateralized by approximately $607 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating for the senior secured facilities. At September 30, 2013, the margin over LIBOR rate was 425 basis points and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 325 basis points.
Certain of the company's subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company's indentures, including the 2021 Notes issued in May 2013, and the convertible notes issued in December 2012 (see Note 26 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).
Term Loan – As part of the amendment and restatement of our revolving credit facility, on April 23, 2012, we also entered into a $100 million term loan agreement with a maturity date of April 23, 2017. During the fourth quarter of fiscal year 2013, we elected to prepay the principal balance on our term loan by $45 million. The remaining term loan balance will amortize over the next three years in annual payments of $5 million with a $30 million principal payment due fiscal year 2017. As of September 30, 2013, the margin over LIBOR rate was 425 basis points. We may prepay the term loan at any time without penalty or premium. At September 30, 2013, the outstanding balance of the term loan was $45 million.
Convertible Securities – In December 2012, we issued $250 million of 7.875 percent convertible senior unsecured notes due 2026 (the “2013 Convertible Notes”) and used the proceeds thereof primarily to repurchase outstanding convertible notes. The 2013 Convertible Notes were sold by us to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. The 2013 Convertible Notes have an initial principal amount of $900 per note and will accrete to $1,000 per note on December 1, 2020. Net proceeds received, after issuance costs and discounts, were approximately $220 million.
We pay 7.875 percent cash interest on the principal amount at maturity of the 2013 Convertible Notes semi-annually in arrears on June 1 and December 1 of each year to holders of record at the close of business on the preceding May 15 and November 15, respectively, and at maturity to the holders that present the 2013 Convertible Notes for payment. Interest accrues on the principal amount at maturity thereof from and including the date the 2013 Convertible Notes are issued or from, and including, the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date.
The 2013 Convertible Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of our subsidiaries. The 2013 Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness and junior to any of our existing and future secured indebtedness.
The 2013 Convertible Notes will be convertible in certain circumstances into cash up to the principal amount at maturity of the 2013 Note surrendered for conversion and, if applicable, shares of the company's common stock (subject to a conversion share cap as described below), based on an initial conversion rate, subject to adjustment, equivalent to 83.3333 shares per $1,000 principal amount at maturity of 2013 Convertible Notes (which represents an initial conversion price of $12.00 per share), only under the following circumstances:
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

On or after December 1, 2020, the company may redeem the 2013 Convertible Notes at its option, in whole or in part, at a redemption price in cash equal to 100 percent of the principal amount at maturity of the 2013 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Further, holders may require the company to purchase all or a portion of their Notes at a purchase price in cash equal to 100 percent of the principal amount at maturity of the 2013 Convertible Notes to be purchased, plus accrued and unpaid interest, on December 1, 2020 or upon certain fundamental changes.
U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On June 21, 2013 the company entered into a one-year extension of the facility expiration date to June 18, 2016. On October 11, 2013, the company entered into an amendment whereby Market Street Funding, LLC assigned its purchase commitment to PNC Bank, National Association (PNC). This program is provided by PNC as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At both September 30, 2013 and 2012, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to our priority-debt-to-EBITDA ratio, which is identical to the corresponding covenant in our revolving credit facility as it exists on the date of the agreement. In addition, this securitization program contains a cross default to our revolving credit facility. At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions at our various U.S. locations. Under this arrangement, we can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 575 basis points per annum. Under this arrangement, we can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of September 30, 2013 and 2012, we had $28 million and $6 million, respectively, outstanding under these and other capital lease arrangements.
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
     Credit Ratings – At September 30, 2013, Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company were B, BB- and B-, respectively. Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company were B2, Ba2 and B3, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements

Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at September 30, 2013 of approximately $305 million, of which $264 was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $41 million was related to factoring by certain of our European subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under all of these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, unused amounts and expiration dates for each of these programs are shown in the earlier table in the "Liquidity" section under "Overview."
The Swedish and U.S. factoring facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through October 2014. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K. and Italy commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).

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

Letter of Credit Facilities – We entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At September 30, 2013, and 2012, we had $27 million and $30 million, respectively, of letters of credit outstanding under this facility. In addition, we had another $9 million and $18 million of letters of credit outstanding through other letter of credit facilities at September 30, 2013 and 2012, respectively.

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

Pensions — Our pension obligations are determined annually on an actuarial basis and were measured as of September 30, 2013 and 2012. The U.S. plans include a qualified and non-qualified pension plan. The most significant non-U.S. plan is located in the United Kingdom. Other non-U.S. plans are located in Germany, Canada and Switzerland. The following are the significant assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

	2013						2012
	U.S.			Non-U.S.			U.S.	Non-U.S.
Assumptions as of September 30:
Discount rate (1)	4.75%	—	4.95%	2.40%	—	4.70%	4.20%	2.10%	—	4.60%
Assumed return on plan assets (beginning of the year)(1)(2)	8.00%			2.50%	—	7.25%	8.00%	2.50%	—	7.50%
Rate of compensation increase (3)	N/A			2.00%	—	3.00%	N/A	2.00%	—	3.00%

(1)
The discount rate for the company’s U.K. pension plan was 4.70 percent, 4.60 percent and 5.00 percent for fiscal years 2013, 2012 and 2011, respectively. The assumed return on plan assets for this plan was 7.25 percent, 7.50 percent and 8.00 percent for fiscal years 2013, 2012 and 2011, respectively.

(2)	The assumed return on plan assets for fiscal year 2014 is 8.00 percent for the U.S. plan and 7.25 percent for the U.K. plan.

(3)
The rate of compensation increase for the company's Canadian pension plans was 3.00 percent for 2013, 2012 and 2011. The rate of compensation increase for the company's Swiss pension plans was 2.00 percent for 2013, 2012 and 2011.

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

These assumptions reflect our historical experience and our best judgments regarding future expectations. The effects of the indicated increase and decrease in selected assumptions, assuming no changes in benefit levels and no amortization of gains or losses for the plans in 2013, are shown below (in millions):

	Effect on All Plans – September 30, 2013
	Percentage Point Change	Increase (Decrease) in PBO	Increase (Decrease) in Pension Expense
Assumption:
Discount rate	-0.5 pts	$(114)	$1
	+0.5 pts	104	(1)
Assumed return on plan assets	-1.0 pts	NA(1)	13
	+1.0 pts	NA(1)	(13)
____________________
(1) Not Applicable

Accounting guidance applicable to pensions does not require immediate recognition of the effects of a deviation between actual and assumed experience and the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted and disclosed as an unrecognized gain or loss in the footnotes. Based on the September 30, 2013 and 2012 measurement dates, we had an unrecognized loss of $767 million and $953 million, respectively. A portion of this loss is amortized into earnings each fiscal year. Unrecognized losses for the U.S. and U.K. plans are being amortized into net periodic pension expense over the average life expectancy of the inactive participants of approximately 22 years and 28 years, respectively.

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

The investment strategies for the pension plans are designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issuer type, investment style, industry group, and economic sector. Assets of the plans are both actively and passively managed. Policy limits are placed on the percentage of plan assets that can be invested in a security of any single issuer and minimum credit quality standards are established for debt securities. Meritor securities did not comprise any of the value of our worldwide pension assets as of September 30, 2013.

Based on current assumptions, the fiscal year 2014 net pension expense is estimated to be $1 million.

Retiree Medical — We have retirement medical plans that cover certain of our U.S. and non-U.S. employees and provide for medical payments to eligible employees and dependents upon retirement. Our retiree medical obligations were measured as of September 30, 2013 and September 30, 2012.

The following are the significant assumptions used in the measurement of the accumulated postretirement benefit obligation (APBO):

	2013	2012
Assumptions as of September 30:
Discount rate	4.80%	3.90%
Health care cost trend rate	7.00%	7.20%
Ultimate health care trend rate	5.00%	5.00%
Year ultimate rate is reached	2022	2023

The discount rate is the rate used to calculate the present value of the APBO. The rate is determined based on high-quality fixed income investments that match the duration of expected benefit payments. We used the corporate AA/Aa bond rate for this assumption.

The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The trend rate noted above represents a forward projection of health care costs as of the measurement date. Our projection for fiscal year 2014 is an increase in health care costs of 7.00 percent. For measurement purposes, the annual increase in health care costs was assumed to decrease gradually to 5.00 percent by fiscal year 2022 and remain at that level thereafter.

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2013	2012
Effect on total of service and interest cost
1% Increase	$3	$3
1% Decrease	(2)	(3)
Effect on APBO
1% Increase	50	66
1% Decrease	(43)	(59)

Based on current assumption, fiscal year 2014 retiree medical expense is estimated to be approximately $40 million.

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

Asbestos — Maremont Corporation (“Maremont”) — Maremont, a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 5,000 pending asbestos-related claims at September 30, 2013 and 2012, respectively. Although Maremont has been named in these cases, very few cases allege actual injury and, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

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

Bates White provided an estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $73 million to $80 million. After consultation with Bates White, Maremont determined that as of September 30, 2013 the most likely and probable liability for pending and future claims over the next ten years is $73 million. At September 30, 2012, Maremont estimated liability was $72 million. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Historically, Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes. However, Maremont currently expects to exhaust the limits of its settled insurance coverage prior to the end of the ten year forecasted liability period. Maremont believes it has additional insurance coverage, however, certain carriers have disputed coverage under policies they issued. Because no insurance receivable is recognized for these policies in dispute, Maremont recognized a $9 million charge in the fourth quarter of fiscal year 2013 associated with its annual valuation of asbestos-related liabilities.

The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•
Pending and future claims were estimated for a ten-year period ending in fiscal year 2023. The ten-year assumption is considered appropriate as Maremont has reached certain longer-term agreements with key plaintiff law firms, and filings of mesothelioma claims have been relatively stable over the last few years resulting in an improvement in the reliability of future projections over a longer time period;

•
Maremont believes that the litigation environment could change significantly beyond ten years, and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims declines for each year further in the future. As a result, estimating a probable liability beyond ten years is difficult and uncertain;

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

Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims including indemnity paid on those claims. The insurance receivable related to asbestos-related liabilities is $58 million and $67 million as of September 30, 2013 and 2012, respectively. The receivable at September 30, 2013 is for coverage provided by one insurance carrier based on a coverage in place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. Maremont maintained insurance coverage with other insurance carriers that management believes covers indemnity and defense costs. Maremont has incurred liabilities allocable to these policies, but has not yet billed these insurance carriers and no receivable have not been recorded for these policies, as those carriers dispute coverage. During fiscal year 2013, Maremont reinitiated a lawsuit against these carriers, seeking a declaration of its rights to insurance for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. No settlement discussions have taken place between Maremont and these insurers. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies and for claims where coverage under Maremont's insurance policies are in in dispute with the insurer. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables.

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

Asbestos — Rockwell International (Rockwell) — ArvinMeritor, Inc. (AM), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the Rockwell automotive business from Rockwell in 1997. At September 30, 2013 and 2012, there were approximately 2,600 and 2,500 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants.

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

We engage Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Bates White provided an estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $40 million to $45 million. We recorded a liability of $40 million and $37 million at September 30, 2013 and September 30, 2012. After consultation with Bates White, management determined that as of September 30, 2013, the most likely and probable liability for pending and future claims over the next ten years is $40 million compared to $37 million as of September 30, 2012. In fiscal year 2012, the company began estimating its Rockwell asbestos-related liabilities utilizing a ten-year forecast period. The company utilized a four-year forecast period through fiscal year 2011 due to the significant volatility in defense and processing costs and lack of substantive history related to Rockwell asbestos claims. In fiscal year 2012, the company recognized an$18 million charge associated with this change in forecast period. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

The following assumptions were made by the company after consultation with Bates White and are included in their study:

•
Pending and future claims were estimated for a ten-year period ending in fiscal year 2023. The forecast period used to estimate a reasonably possible range of claims was increased from four years at September 30, 2011 to ten years at September 30, 2012. Rockwell has reached certain longer-term agreements with key plaintiff law firms that make payments beyond the four-year period more reasonably estimable. In addition, filings of mesothelioma claims have been relatively stable over the last few years resulting in an improvement in the reliability of future projections over a longer time period;

•
The company believes that the litigation environment could change significantly beyond ten years, and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims declines for each year further in the future. As a result, estimating a probable liability beyond ten years is difficult and uncertain;

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

The insurance receivable related to asbestos-related liabilities is $13 million and $7 million as of September 30, 2013 and 2012. Included in these amounts are insurance receivables of $9 million and $6 million at September 30, 2013 and 2012, respectively that are associated with policies in dispute. Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are in various stages of the litigation process. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. The amounts recognized for policies in dispute are based on consultation with advisors, status of settlement negotiations with certain insurers and underlying analysis performed by management. The remaining receivable recognized is related to coverage provided by one carrier based on an insurance agreement in place. If the assumptions with respect to the estimation period, nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

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

In prior years, the company established valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100 percent owned subsidiaries including France, Germany, Italy, Sweden, U.K. and certain other countries. In evaluating the ability to recover these net deferred tax assets, the company utilizes a consistent approach which considers its three-year historical cumulative income (loss) including an assessment of the degree to which any gains or losses are driven by items that are unusual in nature. In addition, the company reviews changes in near-term market conditions and other factors that impact future operating results. Both positive and negative evidence are considered in the analysis. As of September 30, 2013, the company maintains the valuation allowances in these jurisdictions as the company believes the negative evidence continues to outweigh the positive evidence.

The expiration periods for $733 million of deferred tax assets related to net operating losses and tax credit carryforwards are as follows: $23 million between fiscal years 2014 and 2018; $243 million between fiscal years 2019 and 2028; $153 million between fiscal years 2029 and 2033; and $314 million can be carried forward indefinitely. The company has provided valuation allowances on these deferred tax assets of approximately $22 million, $235 million, $148 million and $314 million, respectively.

New Accounting Pronouncements

Accounting standards to be implemented
In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As such, we will adopt this guidance with our first quarter of fiscal year 2014. We do not believe the adoption will have a significant impact on our consolidated financial statements.
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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 eliminates the option of presenting unrecognized tax benefits as a liability or as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward. An unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. As such, we will adopt this guidance with our first quarter of fiscal year 2015. We do not believe the adoption will have a significant impact on our consolidated financial statements.
Accounting standards implemented during fiscal year 2013
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have adopted this guidance effective with our first quarter of fiscal year 2013 and have reported Comprehensive Income as a separate but consecutive statement.

International Operations

Approximately 56 percent of the company’s total assets as of September 30, 2013 and 61 percent of fiscal year 2013 sales from continuing operations were outside the United States. Management believes that international operations have significantly benefited the financial performance of the company. However, our international operations are subject to a number of risks inherent in operating abroad. There can be no assurance that these risks will not have a material adverse impact on our ability to increase or maintain our foreign sales or on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.

As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2013 and 2012, our reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies. For fiscal year 2011, our reported financial results benefited from depreciation of the U.S. dollar against foreign currencies.

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

We generally have not hedged against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. However, in the fourth quarter of fiscal years 2011 and 2010, due to the volatility of the Brazilian real as compared to the U.S. dollar, we entered into foreign currency option contracts to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts are recorded in other income (expense), net, in the consolidated statement of income, generally reducing the exposure to translation volatility during a full-year period. During fiscal year 2011, we recognized net gains of approximately $5 million associated with our Brazilian real foreign currency option contracts, which is included in other income in the consolidated statement of operations. We did not have any outstanding option contracts at September 30, 2013.

Interest rate risk relates to the gain/increase or loss/decrease we could incur in our debt balances and interest expense. To manage this risk, we enter into interest rate swaps from time to time to economically convert portions of our fixed-rate debt into floating rate exposure, ensuring that the sensitivity of the economic value of debt falls within our corporate risk tolerances. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes. In the fourth quarter of fiscal year 2012, we entered into a four-year interest rate swap arrangement whereby we convert the variable interest rate on our term-loan expressed as LIBOR-rate into a variable interest rate based on U.S. federal funds rate. The notional amount of the arrangement is $50 million, which is approximately 111-percent of the amount outstanding under our term-loan. The arrangement does not meet the hedge accounting requirements, therefore, the mark-to-market adjustments related to the fair value of derivative are recorded as interest expense in the consolidated statement of operations.

Included below is a sensitivity analyses to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk. The model assumes a 10% hypothetical change (increase or decrease) in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.

Market Risk	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase / (Decrease) In
Foreign Currency Sensitivity:
Forward contracts in USD (1)	(1.2)	1.2	Fair Value
Foreign currency denominated debt	3.0	(3.0)	Fair Value
Forward contracts in EUR (1)	(3.4)	3.4	Fair Value

Interest Rate Sensitivity:	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase / (Decrease) In
Debt - fixed rate	$(38.0)	$39.8	Fair Value
Debt - variable rate	(0.2)	0.2	Cash Flow
____________________

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

At September 30, 2013 a 10% decrease in quoted currency exchange rates would result in a potential loss of approximately $3 million in foreign currency denominated debt.

At September 30, 2013 the fair value of debt outstanding was approximately $1,279 million. A 50 basis points decrease in quoted interest rates would result in an increase of $40 million in the fair value of fixed-rate debt.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Meritor, Inc.
Troy, Michigan

We have audited the accompanying consolidated balance sheets of Meritor, Inc. and subsidiaries (the “Company”) as of September 29, 2013 and September 30, 2012, and the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended September 29, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Meritor, Inc. and subsidiaries as of September 29, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 29, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 29, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
November 20, 2013

MERITOR, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)

	Year Ended September 30,
	2013	2012	2011
Sales	$3,701	$4,418	$4,622
Cost of sales	(3,308)	(3,933)	(4,146)
GROSS MARGIN	393	485	476
Selling, general and administrative	(254)	(285)	(278)
Pension settlement losses	(109)	—	—
Restructuring costs	(26)	(39)	(22)
Gain on sale of property	—	16	—
Other operating expense, net	(3)	(4)	(2)
OPERATING INCOME	1	173	174
Other income, net	3	7	10
Gain on sale of equity investment	125	—	—
Equity in earnings of affiliates	42	52	70
Interest expense, net	(126)	(95)	(95)
INCOME BEFORE INCOME TAXES	45	137	159
Provision for income taxes	(63)	(56)	(77)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(18)	81	82
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2)	(18)	(2)
NET INCOME (LOSS)	(20)	63	80
Less: Net income attributable to noncontrolling interests	(2)	(11)	(17)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(22)	$52	$63
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income (loss) from continuing operations	$(20)	$70	$65
Loss from discontinued operations	(2)	(18)	(2)
Net income (loss)	$(22)	$52	$63
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.20)	$0.73	$0.69
Discontinued operations	(0.02)	(0.19)	(0.02)
Basic earnings (loss) per share	$(0.22)	$0.54	$0.67
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.20)	$0.72	$0.67
Discontinued operations	(0.02)	(0.18)	(0.02)
Diluted earnings (loss) per share	$(0.22)	$0.54	$0.65
Basic average common shares outstanding	97.1	95.9	94.1
Diluted average common shares outstanding	97.1	97.2	96.9
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	September 30
	2013	2012	2011

Net income (loss)	$(20)	$63	$80
Other comprehensive income (loss):
Foreign currency translation adjustments	(32)	(18)	(7)
Pension and other postretirement benefit related adjustments (net of tax of $12, $2 and $2 at September 30, 2013, 2012 and 2011, respectively)	218	(68)	44
Impact of sale of business and equity investment	—	—	(53)
Unrealized losses on investments:
Unrealized loss on investments and foreign exchange contracts	(5)	1	(1)
Reclassification adjustment for gain on sale of investments	—	(2)	—
Total Comprehensive income (loss)	161	(24)	63
Less: Comprehensive income attributable to noncontrolling interest	(2)	(10)	(17)
Comprehensive income (loss) attributable to Meritor, Inc.	$159	$(34)	$46
See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED BALANCE SHEET
(In millions)

	September 30,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$318	$257
Receivables, trade and other, net	596	542
Inventories	414	438
Other current assets	56	61
TOTAL CURRENT ASSETS	1,384	1,298
NET PROPERTY	417	417
GOODWILL	434	433
OTHER ASSETS	335	353
TOTAL ASSETS	$2,570	$2,501
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$13	$18
Accounts and notes payable	694	697
Other current liabilities	339	313
TOTAL CURRENT LIABILITIES	1,046	1,028
LONG-TERM DEBT	1,125	1,042
RETIREMENT BENEFITS	886	1,075
OTHER LIABILITIES	335	338
TOTAL LIABILITIES	3,392	3,483
COMMITMENTS AND CONTINGENCIES (NOTE 22)
EQUITY (DEFICIT):
Common stock (September 30, 2013 and 2012, 97.4 and 96.5 shares issued and outstanding, respectively)	97	96
Additional paid-in capital	914	901
Accumulated deficit	(1,127)	(1,105)
Accumulated other comprehensive loss	(734)	(915)
Total deficit attributable to Meritor, Inc.	(850)	(1,023)
Noncontrolling interests	28	41
TOTAL DEFICIT	(822)	(982)
TOTAL LIABILITIES AND DEFICIT	$2,570	$2,501

See Notes to Consolidated Financial Statements.

MERITOR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2013	2012	2011
OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES (see Note 25)	$(96)	$77	$41
INVESTING ACTIVITIES
Capital expenditures	(54)	(89)	(105)
Proceeds from sale of equity investment	182	—	—
Proceeds from sale of property	—	18	—
Other investing activities	3	3	2
Net investing cash flows provided by (used for) continuing operations	131	(68)	(103)
Net investing cash flows provided by (used for) discontinued operations	6	28	(69)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	137	(40)	(172)
FINANCING ACTIVITIES
Proceeds from debt issuances	500	100	—
Repayment of notes and term loan	(475)	(86)	—
Other borrowings	11	—	—
Net change in debt	36	14	—
Debt issuance costs	(12)	(12)	—
Other financing cash flows	—	—	6
CASH PROVIDED BY FINANCING ACTIVITIES	24	2	6
EFFECT OF CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(4)	1	(1)
CHANGE IN CASH AND CASH EQUIVALENTS	61	40	(126)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	257	217	343
CASH AND CASH EQUIVALENTS AT END OF YEAR	$318	$257	$217
See Notes to Consolidated Financial Statements.

MERITOR, INC. CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (In millions)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Non- controlling Interests	Total
Beginning balance at September 30, 2012	$96	$901	$(1,105)	$(915)	$(1,023)	$41	$(982)
Comprehensive income (loss)	—	—	(22)	181	159	2	161
Vesting of restricted stock	1	(1)	—	—	—	—	—
Repurchase of convertible notes	—	(2)	—	—	(2)	—	(2)
Issuance of convertible notes	—	9	—	—	9	—	9
Equity based compensation expense	—	5	—	—	5	—	5
Non-controlling interest dividends	—	—	—	—	—	(15)	(15)
Other	—	2	—	—	2	—	2
Ending balance at September 30, 2013	$97	$914	$(1,127)	$(734)	$(850)	$28	$(822)
Beginning balance at September 30, 2011	$94	$897	$(1,157)	$(829)	$(995)	$34	$(961)
Comprehensive income (loss)	—	—	52	(86)	(34)	10	(24)
Vesting of restricted stock	2	(2)	—	—	—	—	—
Equity based compensation expense	—	6	—	—	6	—	6
Non-controlling interest dividends	—	—	—	—	—	(3)	(3)
Ending balance at September 30, 2012	$96	$901	$(1,105)	$(915)	$(1,023)	$41	$(982)
Beginning balance at September 30, 2010	$92	$886	$(1,220)	$(812)	$(1,054)	$31	$(1,023)
Comprehensive income (loss)	—	—	63	(17)	46	17	63
Exercise of stock options	2	4	—	—	6	—	6
Equity based compensation expense	—	7	—	—	7	—	7
Non-controlling interest dividends	—	—	—	—	—	(14)	(14)
Ending balance at September 30, 2011	$94	$897	$(1,157)	$(829)	$(995)	$34	$(961)
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

The company’s fiscal year ends on the Sunday nearest September 30. The 2013, 2012 and 2011 fiscal years ended on September 29, 2013, September 30, 2012, and October 2, 2011. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 is used consistently throughout this report to represent the fiscal year end.

The company has evaluated subsequent events through the date that the consolidated financial statements were issued.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S.) (GAAP) requires the use of estimates and assumptions related to the reporting of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from these estimates. Significant estimates and assumptions were used to review goodwill and other long-lived assets, for impairment (see Notes 4 and 10), costs associated with the company’s restructuring actions (see Note 5), product warranty liabilities (see Note 13), long-term incentive compensation plan obligations (see Note 18), retiree medical and pension obligations (see Notes 19 and 20), income taxes (see Note 21), and contingencies including asbestos and environmental matters (see Note 22).

Concentration of Credit Risk
In the normal course of business, the company provides credit to customers. The company limits its credit risk by performing ongoing credit evaluations of its customers and maintaining reserves for potential credit losses and through accounts receivable factoring programs. The company’s accounts receivable is due from medium- and heavy-duty truck OEMs, specialty vehicle manufacturers, aftermarket customers, and trailer producers. The company’s ten largest customers accounted for 71 percent of sales in fiscal 2013. Sales to the company's top three customers were 49 percent and 48 percent of total sales in fiscal 2013 and 2012, respectively. At September 30, 2013 and 2012, 21 percent and 20 percent, respectively, of the company's trade accounts receivable are from the company's three largest customers.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Discontinued Operations

A business component that either has been disposed of or is classified as held for sale is reported as discontinued operations if the cash flows of the component have been or will be eliminated from the ongoing operations of the company and the company will no longer have any significant continuing involvement in the business component. The results of discontinued operations are aggregated and presented separately in the consolidated statement of operations and consolidated statement of cash flows (see Note 3).

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

A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Year Ended September 30,
	2013	2012	2011
Basic average common shares outstanding	97.1	95.9	94.1
Impact of stock options	—	—	0.1
Impact of restricted shares and share units	—	1.3	2.7
Diluted average common shares outstanding	97.1	97.2	96.9
At September 30, 2013, 2012, and 2011 options to purchase 0.9 million, 0.7 million, and 0.5 million shares of common stock, respectively, were not included in the computation of diluted earnings per share because their exercise price exceeded the average market price for the twelve month period and thus their inclusion would be anti-dilutive. The potential effects of restricted shares and share units were excluded from the diluted earnings per share calculation for the fiscal year ended September 30, 2013 because their inclusion in a net loss period would reduce the net loss per share. Therefore, 0.8 million shares of restricted stock were excluded from the computation of diluted earnings per share for the fiscal year ended September 30, 2013. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share for each period presented, as the company’s average stock price during each period is less than the conversion price.

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

Accounting standards to be implemented
In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As such, ASU 2013-01 will be effective October 1, 2013 for the company and will be applied prospectively. The company does not believe the adoption will have a significant impact on the company's consolidated financial statements.
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
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 eliminates the option of presenting unrecognized tax benefits as a liability or as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward. An unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. As such, ASU 2013-01 will be effective October 1, 2014 for the company and will be applied prospectively. The company does not believe the adoption will have a significant impact on the company's consolidated financial statements.
Accounting standards implemented during fiscal year 2013
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The company adopted this guidance at the beginning of its first quarter of fiscal year 2013 and has reported Comprehensive Income as a separate but consecutive statement.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. DISCONTINUED OPERATIONS

Results of the discontinued operations are summarized as follows (in millions):

	Year Ended September 30,
	2013	2012	2011
Sales	$—	$2	$368
Operating income, net	$—	$—	$11
Net gain (loss) on sales of businesses	—	(1)	19
Charge for contingency and indemnity obligation (see Note 22)	—	(10)	(4)
Restructuring costs	—	(1)	(9)
Environmental remediation charges (see Note 22)	(5)	(3)	(4)
Other	(1)	(6)	(12)
Income (loss) before income taxes	(6)	(21)	1
Benefit (provision) for income taxes	4	3	(3)
Loss from discontinued operations attributable to Meritor, Inc.	$(2)	$(18)	$(2)

Prior Period Divestitures

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

 EU Trailer

In the second quarter of fiscal year 2011, the company announced the planned closure of its EU Trailer business which was part of the company’s Aftermarket & Trailer segment. All manufacturing operations and use of productive assets ceased prior to September 30, 2011. The company sold certain long-lived and current assets of the business to a third party and recognized a loss of approximately $2 million during the fourth quarter of fiscal year 2011 in connection with the sale. In addition, the company recognized $8 million of restructuring charges associated with the closure of EU Trailer business in fiscal year 2011. Additional restructuring charges of $1 million were recognized in fiscal year 2012. These charges are included in loss from discontinued operations in the accompanying consolidated statement of operations. Total sales from this business were $59 million in fiscal year 2011.

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

In addition to the purchase price, the company was entitled to receive the cash held at the time of the sale by the Body Systems entities operating in China and Brazil of approximately $33 million, before applicable taxes and other withholding, at such time as it becomes available for distribution, as provided in the sale agreement. At September 30, 2011, the company recognized a receivable of approximately $28 million, net of applicable taxes and other withholding, for cash balances available for distribution based on the then-current distribution capacity. The company expects to recognize a receivable for the remaining amount of approximately $3 million, before applicable taxes and other withholding, at such time when the balance becomes available for distribution by the respective entities. During fiscal year 2012, the company received approximately $24 million, net of withholdings, of cash balances for which a receivable was recorded at September 30, 2011. Cash flows associated with the receipt of cash balances in fiscal year 2012 and outflows associated with the sale of Body Systems are included in net investing cash flows used for for discontinued operations in the accompanying consolidated statement of cash flows.

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
 Meritor Suspension Systems Company (MSSC)

On June 24, 2009, the company entered into a binding letter of intent to sell its 57 percent interest in MSSC, a joint venture that manufactured and supplied automotive coil springs, torsion bars and stabilizer bars in North America, to the joint venture partner, a subsidiary of Mitsubishi Steel Mfg. Co., LTD (MSM). The sale transaction closed in October 2009. The purchase price was $13 million, which included a cash dividend of $12 million received by the company in June 2009. The remaining purchase price was received by the company at the time of closing. In connection with the sale of its interest in MSSC, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company’s estimated exposure under these indemnities at September 30, 2013 and September 30, 2012 is approximately $11 million and $14 million, respectively, and is included in other current liabilities and other liabilities in the consolidated balance sheet.

The following summarizes significant items included in loss from discontinued operations in the consolidated statement of operations for the fiscal years ended September 30, 2013, 2012 and 2011:

   Sales from discontinued operations in fiscal years 2012 and 2011 were $2 million and $368 million, respectively. Sales in fiscal year 2012 were related to our damper business located in Leicester, England, which was sold in November 2011. Sales in the fiscal year 2011 included $298 million in Body Systems and $59 million in EU Trailer. The remaining sales in fiscal year 2011 were in Gabriel Europe and the damper business in Leicester, England.

Operating income, net from discontinued operations represents income from normal operating activities of businesses included in discontinued operations.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Charge for legal contingency and indemnity obligation: On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that several filter manufacturers and their affiliated corporate entities, including a prior subsidiary of the company, engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket automotive filters. This suit was a purported class action on behalf of direct purchasers of filters from the defendants. Several parallel purported class actions, including on behalf of indirect purchasers of filters, were filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S. cases were consolidated into a multi-district litigation proceeding in Federal court for the Northern District of Illinois. On April 16, 2009, the Attorney General of the State of Florida filed a complaint with the U.S. District Court for the Northern District of Illinois based on these same allegations. In April 2012, the company settled with the U.S. indirect purchasers for $3.1 million resolving their portion of the suit. In August 2012, the company entered into a settlement agreement for the remaining claims with the U.S. direct purchasers for $8.3 million. During the fourth quarter of fiscal year 2013, the company settled with the remaining plaintiffs in the litigation actions in Canada for an immaterial amount. The issues in the litigation have been resolved.
Restructuring costs: In fiscal years 2012 and 2011, the company recognized $1 million and $8 million, respectively, of restructuring charges associated with the closure of its EU Trailer business. The remaining restructuring charges in fiscal year 2011 were related to employee severance costs at the company's Gabriel Europe business prior to the sale in the second quarter.

Environmental remediation charges: Environmental remediation charges relate to environmental obligations related to certain discontinued operations. These charges primarily relate to changes in estimates and adjustments related to certain liabilities retained from previously divested business and indemnities provided at the time of sale.

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
Reorganization of Reporting Units
As discussed in Note 23, "Business Segment Information," the company reorganized its management reporting structure in the first quarter of fiscal year 2013 resulting in two reportable segments. As a result of the change in reporting segments, the company's reporting units changed. The Commercial Truck and Industrial segment now contains two reporting units. The Aftermarket and Trailer segment remains a single reporting unit. Goodwill was reassigned to the new reporting units using a relative fair value allocation. Giving specific consideration to the changes in reporting units, the company did not observe any factors which caused the company to believe that goodwill was more likely than not impaired at the date of reallocation.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Impairment Analysis

In September 2011, the FASB issued revised guidance which allows entities to perform an initial qualitative evaluation to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform step one of the required two-step impairment test. As allowed by the revised guidance, the company has elected to bypass the qualitative assessment at fiscal year 2013 and proceed directly to the two-step impairment test.

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

The impairment review is highly judgmental and involves the use of significant estimates and assumptions. These estimates and assumptions have a significant impact on the amount of any impairment charge recorded. Discounted cash flow methods are dependent upon assumptions of future sales trends, market conditions and cash flows of each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Other significant assumptions include growth rates and the discount rate applicable to future cash flows. For fiscal years 2013, 2012 and 2011, the fair value of the company’s reporting units exceeded their carrying values.

A summary of the changes in the carrying value of goodwill is presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Commercial Truck	Industrial	Total
Balance at September 30, 2011	$—	$172	$150	$109	$431
Foreign currency translation	—	(1)	3	—	2
Balance at September 30, 2012	—	171	153	109	433
Segment reorganization	262	—	(153)	(109)	—
Foreign currency translation	—	1	—	—	1
Balance at September 30, 2013	$262	$172	$—	$—	$434

5. RESTRUCTURING COSTS

At September 30, 2013 and 2012, $12 million and $15 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. Asset impairment charges relate to manufacturing facilities that have been sold and machinery and equipment that became idle and obsolete as a result of these actions.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in restructuring reserves (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Balance at September 30, 2010	$11	$—	$—	$11
Activity during the period:
Charges to continuing operations	19	2	1	22
Charges to discontinued operations, net of reversals of $1(1)	7	—	2	9
Asset write-offs	—	(2)	—	(2)
Cash payments – continuing operations	(12)	—	(1)	(13)
Cash payments – discontinued operations	(6)	—	(2)	(8)
Balance at September 30, 2011	19	—	—	19
Activity during the period:
Charges to continuing operations	18	19	2	39
Charges to discontinued operations (1)	—	—	1	1
Asset write-offs	—	(19)	—	(19)
Cash payments – continuing operations	(20)	—	(2)	(22)
Cash payments – discontinued operations	(2)	—	(1)	(3)
Balance at September 30, 2012	15	—	—	15
Activity during the period:
Charges to continuing operations	21	1	4	26
Asset write-offs	—	(1)	—	(1)
Cash payments – continuing operations	(22)	—	(4)	(26)
Other	(2)	—	—	(2)
Total restructuring reserves, end of year	12	—	—	12
Less: non-current restructuring reserves	(3)	—	—	(3)
Restructuring reserves – current, at September 30, 2013	$9	$—	$—	$9
____________________

(1)	Charges to discontinued operations are included in discontinued operations in the consolidated statement of operations.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring costs included in the company’s business segment results during fiscal years 2013, 2012 and 2011 are as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Total(1)
Fiscal year 2013:
Variable labor reductions	$5	$—	5
Remanufacturing consolidation	—	3	3
Segment reorganization and Asia Pacific realignment	10	3	13
M2016 footprint actions	2	—	2
Total restructuring costs	$17	$6	$23
Fiscal year 2012:
Performance Plus actions	$24	$—	$24
Fiscal Year 2012 European action	7	—	7
Variable labor reductions	5	—	5
Other	—	2	2
Total restructuring costs	$36	$2	$38
Fiscal year 2011:
Performance Plus actions	16	—	16
Total restructuring costs	$16	$—	$16
____________________

(1)
Total segment restructuring costs do not include those recorded at the company's corporate locations. These costs were $3 million , $1 million and $6 million in fiscal years 2013 , 2012 and 2011, respectively, primarily related to employee termination benefits.

Variable Labor Reductions: During the fourth quarter of fiscal year 2012, the company initiated a global variable labor headcount reduction plan intended to reduce labor and other costs in response to market conditions. In response to further deterioration in the global markets, the company approved further headcount reductions under this action during the fourth quarter of fiscal year 2013. As part of this action, the company will eliminate approximately 600 hourly and 120 salaried positions and incurred $10 million of restructuring costs, primarily severance benefits, in the Commercial Truck & Industrial segment of which $5 million was recognized in fiscal year 2013 and $5 million was recognized in fiscal year 2012. Restructuring actions associated with the variable labor reductions are substantially complete as of September 30, 2013.
Remanufacturing Consolidation: During the first quarter of fiscal year 2013, the company announced the planned consolidation of its remanufacturing operations in the Aftermarket & Trailer segment resulting in the closure of one remanufacturing plant in Canada. The closure resulted in the elimination of 85 hourly positions including approximately 65 positions which were transferred to the company's facility in Indiana. The company recorded restructuring charges of $3 million, during fiscal year 2013, primarily associated with employee severance charges. Restructuring actions associated with the remanufacturing consolidation are substantially complete as of September 30, 2013.
Segment Reorganization and Asia Pacific Realignment: On November 12, 2012, the company announced a revised management reporting structure resulting in two business segments to drive efficiencies. On January 8, 2013, the company announced restructuring actions related to the business segment rationalization. On March 26, 2013, the company announced plans to consolidate its operations in China by transferring manufacturing operations to the company's majority owned off-highway joint venture facility and closing its facility in Wuxi, China.

During fiscal year 2013, the company recorded employee severance charges and other exit costs associated with the elimination of approximately 200 salaried positions (including contract employees) and 50 hourly positions of $8 million and $3 million in the Commercial Truck & Industrial and Aftermarket & Trailer segments, respectively, as well as $3 million at a corporate location. The company also recognized $2 million within the Commercial Truck & Industrial segment related to a lease termination. Restructuring actions associated with this program are substantially complete as of September 30, 2013.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M2016 Footprint Actions: As part of the company's recently announced M2016 Strategy, a three-year plan to achieve sustainable financial strength, the company approved a North American footprint realignment action and a European Shared Services Reorganization, which will be executed over the next twelve months. As part of these actions, the company expects to eliminate 74 hourly and 27 salaried positions and incur approximately $2 million of restructuring costs in the Commercial Truck & Industrial segment. The company has recognized costs of approximately $2 million within the Commercial Truck & Industrial segment, primarily related to severance benefits, during the fiscal year 2013.
Performance Plus: During fiscal year 2007, the company launched a long-term profit improvement and cost reduction initiative called “Performance Plus.” As part of this program, the company identified significant restructuring actions which would eliminate up to 2,800 positions in North America and Europe and consolidate and combine certain global facilities. The company’s continuing operations recognized restructuring costs in its Commercial Truck & Industrial segment of $24 million and $16 million in fiscal years 2012 and 2011, respectively, related to Performance Plus. Fiscal year 2012 Performance Plus costs include $19 million of non-cash charges, including an impairment charge of $17 million for assets held for sale at December 31, 2011. In connection with the then-planned sale of St. Priest, France manufacturing facility to Renault Trucks SAS, the company classified certain assets and associated liabilities as held for sale (collectively the “Disposal Group”) at December 31, 2011. Upon comparing the carrying value of the Disposal Group to its fair value less cost to sell, an impairment was identified. The sale of Disposal Group was completed on January 2, 2012. In addition, other restructuring charges of approximately $5 million associated with employee headcount reduction and plant rationalization costs were recognized in connection with the sale of St. Priest facility. Performance Plus costs recognized in fiscal years 2011 and 2010 were also related to employee headcount reductions, asset write-downs and facility rationalization at the company's St. Priest location.

Restructuring actions associated with Performance Plus were complete as of September 30, 2012. Cumulative restructuring costs recorded for this program as of September 30, 2012 were $186 million, including $93 million reported in discontinued operations in the consolidated statement of operations. These costs primarily related to employee severance and related costs of $117 million, asset impairment charges of $41 million and $28 million primarily associated with pension termination benefits. The company’s Commercial Truck & Industrial segment has recognized cumulative restructuring costs associated with Performance Plus of $82 million. Cumulative restructuring costs of $11 million were recognized by corporate locations and the company’s Aftermarket & Trailer segment.
Fiscal Year 2012 European Action: During the second quarter of fiscal year 2012, the company approved a European headcount reduction plan in response to the ongoing economic weakness and uncertainty in that region. The company recognized approximately $7 million of restructuring costs associated with this plan in its Commercial Truck & Industrial segment. Restructuring actions associated with this plan were substantially complete as of September 30, 2012.
Other Actions: The remaining restructuring costs incurred during the fiscal year 2012 were primarily associated with the company’s previously announced executive headcount reduction.

6. ACCOUNTS RECEIVABLE FACTORING AND SECURITIZATION

Off-balance sheet arrangements

Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement, which was renewed on June 10, 2013, and which now terminates on June 28, 2014, the company can sell up to, at any point in time, €150 million ($202 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €148 million ($199 million) and €119 million ($154 million) of this accounts receivable factoring facility as of September 30, 2013 and 2012, respectively.

U.S. Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo and its subsidiaries. Under this arrangement, which was renewed on October 29, 2013, and which now terminates on October 29, 2014, the company can sell up to, at any point in time, €65 million ($88 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €48 million ($65 million) and €51 million ($66 million) of this accounts receivable factoring facility as of September 30, 2013 and 2012, respectively.
The above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through October 2014. The commitments are subject to standard terms and conditions for these types of arrangements.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  United Kingdom Factoring Facility: The company entered into an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which was renewed on January 24, 2013 and now expires in February 2018, the company can sell up to, at any point in time, €25 million ($34 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €7 million ($9 million) and €9 million ($12 million) of this accounts receivable factoring facility as of September 30, 2013 and 2012, respectively. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
Italy Factoring Facility: The company entered into an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million ($40 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €10 million ($14 million) and €13 million ($16 million) of this accounts receivable factoring facility as of September 30, 2013 and 2012, respectively. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $18 million and $7 million at September 30, 2013 and 2012, respectively.

Total costs associated with these off-balance sheet arrangements were $6 million, $9 million and $10 million in fiscal years 2013, 2012 and 2011, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations.

On-balance sheet arrangements

The company has a $100 million U.S. accounts receivables securitization facility. On June 21, 2013, the company entered into a one-year extension of the facility expiration date to June 18, 2016. On October 11, 2013 the company entered into an amendment whereby Market Street Funding, LLC assigned its purchase commitment to PNC Bank, National Association (PNC). This program is provided by PNC, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company's U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At September 30, 2013 and 2012, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to the company's priority-debt-to-EBITDA ratio, which is the same as the corresponding covenant in the company's revolving credit facility as it exists on the date of the agreement and a cross-default to the revolving credit facility. At September 30, 2013, the company was in compliance with all covenants under its credit agreement (see Note 15).

7. GAIN ON SALE OF PROPERTY, OTHER OPERATING EXPENSE, NET AND OTHER INCOME, NET

The company recognized a gain on sale of property of $16 million during fiscal year 2012. This gain is associated with the sale of excess land at the company's facility at Cwmbran, Wales.

Other operating expense, net for fiscal years 2013, 2012 and 2011 primarily relates to environmental remediation costs incurred by the company (see Note 22).

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8. INVENTORIES

Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	September 30,
	2013	2012
Finished goods	$184	$185
Work in process	32	48
Raw materials, parts and supplies	198	205
Total	$414	$438

9. OTHER CURRENT ASSETS

     Other current assets are summarized as follows (in millions):

	September 30,
	2013	2012
Current deferred income tax assets (see Note 21)	$23	$27
Asbestos-related recoveries (see Note 22)	12	11
Deposits and collateral	4	4
Prepaid and other	17	19
Other current assets	$56	$61

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net property at September 30, 2013 and 2012 is summarized as follows (in millions):

	September 30,
	2013	2012
Property at cost:
Land and land improvements	$35	$39
Buildings	239	253
Machinery and equipment	915	909
Company-owned tooling	152	156
Construction in progress	48	65
Total	1,389	1,422
Less accumulated depreciation	(972)	(1,005)
Net property	$417	$417

11. OTHER ASSETS

Other assets are summarized as follows (in millions):

	September 30,
	2013	2012
Investments in non-consolidated joint ventures (see Note 12)	$102	$169
Asbestos-related recoveries (see Note 22)	59	63
Unamortized debt issuance costs (see Note 15)	32	29
Capitalized software costs, net	28	29
Non-current deferred income tax assets (see Note 21)	13	12
Assets for uncertain tax positions (see Note 21)	5	5
Prepaid pension costs (see Note 20)	55	11
Other	41	35
Other assets	$335	$353

In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. INVESTMENTS IN NON-CONSOLIDATED JOINT VENTURES

The company’s non-consolidated joint ventures and related direct ownership interest are as follows:

	September 30,
	2013	2012	2011
Meritor WABCO Vehicle Control Systems (Commercial Truck)	50%	50%	50%
Master Sistemas Automotivos Ltda. (Commercial Truck)	49%	49%	49%
Suspensys Sistemas Automotivos Ltda. (1) (Aftermarket & Trailer)	—%	24%	24%
Sistemas Automotrices de Mexico S.A. de C.V. (Commercial Truck)	50%	50%	50%
Ege Fren Sanayii ve Ticaret A.S. (Commercial Truck)	49%	49%	49%
Automotive Axles Limited (Industrial)	36%	36%	36%
____________________

(1) Total direct and indirect ownership interest in fiscal year 2012 and 2011 of 50 percent.
On July 30, 2013, subsidiaries of Meritor completed the sale of the company's overall 50 percent ownership equity interest in Suspensys Sistemas Automotivos LTDA (the “Suspensys JV”) to the company's joint venture partner, Randon S.A. Implementos E Participações (“Randon”). The Suspensys JV was formed in 2002 and is primarily engaged in the manufacture and sale of air and mechanical suspension systems for trucks, buses and trailers, trailer axles, third axles, hubs and drums for trucks, buses and trailers. The purchase price for the sale was $195 million, which was composed of $190 million in cash (approximately $4 million of which was in the form of a pre-closing cash dividend) and $5 million in lease abatements for a facility in Brazil leased to the company from the Suspensys JV. The sale was completed pursuant to a Purchase and Sale Agreement dated as of April 29, 2013. The company recognized a $125 million pre-tax ($92 million, after-tax) gain associated with this sale.
The company’s investments in non-consolidated joint ventures are as follows (in millions):

	September 30,
	2013	2012
Commercial Truck & Industrial	$102	$141
Aftermarket & Trailer	—	28
Total investments in non-consolidated joint ventures	$102	$169

The company’s equity in earnings of non-consolidated joint ventures is as follows (in millions):

	Year Ended September 30,
	2013	2012	2011
Commercial Truck & Industrial	$36	$45	$56
Aftermarket & Trailer	6	7	14
Total equity in earnings of affiliates	$42	$52	$70

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The summarized financial information presented below represents the combined accounts of the company’s non-consolidated joint ventures related to its continuing operations (in millions):

	September 30,
	2013	2012
Current assets	$382	$510
Non-current assets	150	292
Total assets	$532	$802
Current liabilities	$219	$266
Non-current liabilities	118	146
Total liabilities	$337	$412

	Year Ended September 30,
	2013	2012	2011
Sales	$1,552	$1,787	$1,977
Gross profit	201	215	274
Net income	96	123	177

Dividends received from the company’s non-consolidated joint ventures were $30 million in fiscal year 2013, $47 million in fiscal year 2012 and $45 million in fiscal year 2011.

The company had sales to its non-consolidated joint ventures of approximately $11 million, $6 million and $8 million in fiscal years 2013, 2012 and 2011, respectively. These sales exclude sales of $151 million, $165 million and $182 million in fiscal years 2013, 2012 and 2011, respectively, to a joint venture in the company’s Commercial Truck & Industrial segment, which are eliminated as the company purchases these components back after value add provided by the joint venture. The company had purchases from its non-consolidated joint ventures of approximately $885 million, $973 million and $1,161 million in fiscal years 2013, 2012 and 2011, respectively. Additionally, the company leases space and provides certain administrative and technical services to various non-consolidated joint ventures. The company collected $8 million, $3 million and $1 million for such leases and services during fiscal years 2013, 2012 and 2011, respectively.

Amounts due from the company’s non-consolidated joint ventures were $38 million and $18 million at September 30, 2013 and 2012, respectively, and are included in Receivables, trade and other, net in the consolidated balance sheet. Amounts due to the company’s non-consolidated joint ventures were $94 million and $83 million at September 30, 2013 and 2012, respectively and are included in Accounts payable in the consolidated balance sheet.

The fair value of the company’s investment in its Automotive Axles Limited joint venture was approximately $18 million and $42 million at September 30, 2013 and 2012, respectively, based on quoted market prices as this joint venture is listed and publicly traded on the Bombay Stock Exchange in India.
The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At September 30, 2013, the company’s investment in the joint venture was $35 million representing the company’s maximum exposure to loss. This amount is included in investments in non-consolidated joint ventures (see Note 11).

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows (in millions):

	September 30,
	2013	2012
Compensation and benefits	$141	$136
Income taxes	8	15
Taxes other than income taxes	47	41
Product warranties	20	16
Restructuring (see Note 5)	9	11
Asbestos-related liabilities (see Note 22)	18	19
Accrued interest	16	5
Indemnity obligations (see Note 22)	12	12
Other	68	58
Other current liabilities	$339	$313
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

A summary of the changes in product warranties is as follows (in millions):

	2013	2012	2011
Total product warranties – beginning of year	$44	$48	$54
Accruals for product warranties (1)	31	22	23
Payments	(20)	(18)	(22)
Change in estimates and other	2	(8)	(7)
Total product warranties – end of year	57	44	48
Less: non-current product warranties (see Note 14)	(37)	(28)	(29)
Product warranties – current	$20	$16	$19

(1) Includes an accrual of $12 million for a specific warranty contingency related to a non-safety, product performance issue recognized during fiscal year 2013 (See Note 22).

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. OTHER LIABILITIES

Other liabilities are summarized as follows (in millions):

	September 30,
	2013	2012
Asbestos-related liabilities (see Note 22)	$96	$93
Restructuring (see Note 5)	3	4
Non-current deferred income tax liabilities (see Note 21)	100	101
Liabilities for uncertain tax positions (see Note 21)	17	27
Product warranties (see Note 13)	37	28
Environmental (see Note 22)	11	10
Indemnity obligations (see Note 22)	26	32
Other	45	43
Other liabilities	$335	$338

15. LONG-TERM DEBT

Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	September 30,
	2013	2012
8.125 percent notes due 2015	84	250
10.625 percent notes due 2018 (net of issuance discount of $3) (1)	247	247
4.625 percent convertible notes due 2026 (2)	55	300
4.0 percent convertible notes due 2027 (2)	200	200
7.875 percent convertible notes due 2026 (net of issuance discount of $23) (2)	227	—
6.75 percent notes due 2021 (1)	275	—
Term loan	45	98
Capital lease obligation	28	6
Lines of credit and other borrowings	18	7
Unamortized gain on interest rate swap termination	2	10
Unamortized discount on convertible notes	(43)	(58)
Subtotal	1,138	1,060
Less: current maturities	(13)	(18)
Long-term debt	$1,125	$1,042

(1)	The 6.75 percent and 10.625 percent notes contain a call option, which allows for early redemption.

(2)	The 4.625 percent, 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016, 2019 and 2020, respectively.
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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of the company's priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1.00 as of the last day of the fiscal quarter commencing with the fiscal quarter ending on or about March 31, 2012 through and including the fiscal quarter ending on or about September 30, 2012, (ii) 2.25 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending on or about December 31, 2012 through and including the fiscal quarter ending on or about September 30, 2013, and (iii) 2.00 to 1.00 as of the last day of each fiscal quarter thereafter. At September 30, 2013, the company was in compliance with all covenants under its credit agreement with a ratio of approximately 0.51x for the priority debt-to-EBITDA covenant.
     Availability under the amended and extended revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At September 30, 2013, the revolving credit facility was collateralized by approximately $607 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company's current corporate credit rating for senior secured facilities. At September 30, 2013, the margin over LIBOR rate was 425 basis points, and the commitment fee was 50 basis points. Although a majority of our revolving credit loans are LIBOR based, overnight revolving credit loans are at the prime rate plus a margin of 325 basis points.
Certain of the company's subsidiaries, as defined in the credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company's indentures (see Note 26).
No borrowings were outstanding under the revolving credit facility at September 30, 2013 and September 30, 2012. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At September 30, 2013, there were no of letters of credit outstanding under the revolving credit facility, while $1 million in letters of credit were outstanding on September 30, 2012.

Term Loan
     As part of the amendment and restatement of the revolving credit facility, on April 23, 2012 the company entered into a $100 million term loan agreement with a maturity date of April 23, 2017. On September 27, 2013, the company made a payment of $45 million on the principal of the term loan. The remaining term loan balance will amortize over the next three years in annual payments of $5 million with a $30 million principal payment due in fiscal year 2017. Principal payments will be made on a quarterly basis for the duration of the term loan. As of September 30, 2013, the margin over LIBOR rate was 425 basis points. The company may prepay the term loan at any time without penalty or premium. At September 30, 2013, the outstanding balance on the term loan was $45 million.
Debt Securities
In February 2012, we filed a shelf registration statement with the Securities and Exchange Commission, which was amended in November 2012, registering up to $750 million of debt and/or equity securities that we may offer in one or more series on terms to be determined at the time of sale.
Issuance of Debt Securities
On May 31, 2013, the company completed an offering of debt securities consisting of the issuance of $275 million of 8-year, 6.75 percent notes due June 15, 2021 (the "2021 Notes"). The offering and sale were made pursuant to the shelf registration referenced above. The 2021 Notes were issued at 100 percent of their principal amount. The proceeds from the sale of the 2021 Notes were $275 million and were primarily used to complete a cash tender offer for $167 million of the company’s previously outstanding $250 million 8.125 percent notes due 2015.
The 2021 Notes mature on June 15, 2021 and bear interest at a fixed rate of 6.75 percent per annum. The company pays interest on the 2021 Notes semi-annually, in arrears, on June 15 and December 15 of each year. The 2021 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with existing and future senior unsecured indebtedness, and effectively junior to existing and future secured indebtedness to the extent of the security therefor. The 2021 Notes are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing its senior secured credit facility.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Repurchase of Debt Securities
On June 5, 2013, the company completed a cash tender offer for its 8.125 percent notes due September 15, 2015. The notes were repurchased at approximately 114 percent of their principal amount. The repurchase of $167 million of 8.125 percent notes was accounted for as an extinguishment of debt and, accordingly, the company recognized a $24 million loss primarily associated with the premium paid to repurchase the notes net of a $5 million gain related to recognition of the pro-rata portion of the unamortized gain on interest rate swap termination. This net loss on debt extinguishment of $19 million is included in interest expense, net in the consolidated statement of operations.
2013 Convertible Senior Unsecured Notes
In December 2012, the company issued $250 million of 7.875 percent convertible senior unsecured notes due 2026 (the “2013 Convertible Notes”). The 2013 Convertible Notes were sold by the company to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. The 2013 Convertible Notes have an initial principal amount of $900 per note and will accrete to $1,000 per note on December 1, 2020 at an effective interest rate of 10.9 percent. Net proceeds received by the company, after issuance costs and discounts, were approximately $220 million.
The company pays 7.875 percent cash interest on the principal amount at maturity of the 2013 Convertible Notes semi-annually in arrears on June 1 and December 1 of each year to holders of record at the close of business on the preceding May 15 and November 15, respectively, and at maturity to the holders that present the 2013 Convertible Notes for payment. Interest accrues on the principal amount at maturity thereof from and including the date the 2013 Convertible Notes are issued or from, and including, the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date.
The 2013 Convertible Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of the company's subsidiaries. The 2013 Convertible Notes are senior unsecured obligations and rank equally in right of payment with all of the company's existing and future senior unsecured indebtedness and are junior to any of the company existing and future secured indebtedness.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2013 Convertible Notes will be convertible in certain circumstances into cash up to the principal amount at maturity of the 2013 Convertible Note surrendered for conversion and, if applicable, shares of the company's common stock (subject to a conversion share cap as described below), based on an initial conversion rate, subject to adjustment, equivalent to 83.3333 shares per $1,000 principal amount at maturity of 2013 Convertible Notes (which represents an initial conversion price of $12.00 per share), only under the following circumstances:
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
2006 and 2007 Convertible Notes

In February 2007, the company issued $200 million of 4.00 percent convertible senior unsecured notes due 2027 (the 2007 convertible notes). In March 2006, the company issued $300 million of 4.625 percent convertible senior unsecured notes due 2026 (the 2006 convertible notes). In December 2012, the company acquired approximately $245 million of $300 million principal amount of the 4.625 percent notes. The 2007 convertible notes bear cash interest at a rate of 4.00 percent per annum from the date of issuance through February 15, 2019, payable semi-annually in arrears on February 15 and August 15 of each year. After February 15, 2019, the principal amount of the notes will be subject to accretion at a rate that provides holders with an aggregate annual yield to maturity of 4.00 percent. The 2006 convertible notes bear cash interest at a rate of 4.625 percent per annum from the date of issuance through March 1, 2016, payable semi-annually in arrears on March 1 and September 1 of each year. After March 1, 2016, the principal amount of the notes will be subject to accretion at a rate that provides holders with an aggregate annual yield to maturity of 4.625 percent.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2006 convertible notes are convertible into shares of the company’s common stock at an initial conversion rate, subject to adjustment, equivalent to 47.6667 shares of common stock per $1,000 initial principal amount of notes, which represents an initial conversion price of approximately $20.98 per share. If converted, the accreted principal amount will be settled in cash and the remainder of the company’s conversion obligation, if any, in excess of such accreted principal amount will be settled in cash, shares of common stock, or a combination thereof, at the company’s election. Holders may convert their notes at any time on or after March 1, 2024. The maximum number of shares of common stock the 2006 convertible notes are convertible into is approximately 3 million.

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

The estimated fair value of the equity component of the 2006 and 2007 convertible notes of $108 million was recognized in additional paid-in capital upon adoption of the accounting guidance for cash-settled convertible debt mentioned above. In addition, the company allocated $4 million of unamortized debt issuance costs to the equity component and recognized this amount as a reduction to additional paid-in capital. The company also recognized a discount on convertible notes of $108 million, which is being amortized as non-cash interest expense over periods of ten and twelve years for the 2006 convertible notes and 2007 convertible notes, respectively. Upon recognition of the equity component of the convertible notes, the company also recognized a deferred tax liability of $39 million as the tax effect of the basis difference between carrying and notional values of the convertible notes. The carrying value of this deferred tax liability was offset with certain net deferred tax assets in the first quarter of fiscal year 2009 for determining valuation allowances against those deferred tax assets (see Note 21).

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the principal amounts and related unamortized discount on all convertible notes (in millions):

	September 30, 2013	September 30, 2012
Principal amount of convertible notes	$505	$500
Unamortized discount on convertible notes	(66)	(58)
Net carrying value	$439	$442
The following table summarizes other information related to the convertible notes:

	2006 Convertible Notes	2007 Convertible Notes	2013 Convertible Notes
Total amortization period for debt discount (in years):	10	12	8
Remaining amortization period for debt discount (in years):	3	6	7
Effective interest rates on convertible notes:	7.0%	7.7%	5.5%

The following table summarizes interest costs recognized on convertible notes (in millions):

	Year Ended September 30,
	2013	2012	2011
Contractual interest coupon	$29	$22	$22
Amortization of debt discount	8	10	9
Repurchase of convertible notes	$5	$—	$—
Total	$42	$32	$31

At September 30, 2013 and 2012, the carrying amount of the equity component related to convertible debt was $73 million and $67 million, respectively.

Debt Maturities

As of September 30, 2013 we are contractually obligated to make payments as follows (in millions):

	Total	2014	2015	2016	2017	2018	Thereafter (2)
Total debt (1)	$1,205	$13	$92	$27	$34	$252	$787

(1)
Total debt excludes the unamortized gain on swap termination of $2 million, unamortized discount on convertible notes of $43 million, discount of $3 million on the 10.625 percent notes due March 15, 2018, and discount of $23 million on the 7.875 percent notes due March 1, 2026.

(2)	Includes our 4.625 percent, 4.0 percent and 7.875 percent convertible notes which contain a put and call feature that allows for earlier redemption beginning in 2016, 2019 and 2020, respectively.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital Leases
     On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 575 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of September 30, 2013, the company had $28 million outstanding under these and other capital lease arrangements.
As of September 30, 2013, the future minimum lease payments for noncancelable capital leases with initial terms in excess of one year were as follows:

	Total	2014	2015	2016	2017	2018	Thereafter
Capital lease obligation	$38	$10	$5	$5	$5	$3	$10
Less amounts representing interest	(10)	(2)	(2)	(1)	(1)	(1)	(3)
Principal on capital lease	$28	$8	$3	$4	$4	$2	$7

Letter of Credit Facilities

The company entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in the company’s public debt indentures. At September 30, 2013 and 2012, $27 million and $30 million of letters of credit were outstanding under this facility. In addition, the company had $9 million and $18 million of letters of credit outstanding through other letters of credit facilities at each of September 30, 2013 and 2012.

Accounts Receivable Securitization

The company has a $100 million U.S. accounts receivables securitization facility. On June 21, 2013, the company entered into a one-year extension of the facility expiration date to June 18, 2016. On October 11, 2013 the company entered into an amendment whereby Market Street Funding, LLC assigned its purchase commitment to PNC Bank, National Association (PNC). This program is provided by PNC, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility and certain other receivables) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company's U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At September 30, 2013, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to the company's priority-debt-to-EBITDA ratio, which is identical to the corresponding covenant in the company's revolving credit facility as it exists on the date of the agreement. In addition, this securitization program contains and a cross default to the company's revolving credit facility.

Interest Rate Swap Agreements

In August 2012, the company entered into a four-year interest rate swap arrangement that effectively converted the variable interest rate on its term loan expressed as a LIBOR-based rate into a variable interest rate based on U.S. federal funds rate. The notional amount of the arrangement is $50 million, which is approximately 111 percent of the amount outstanding under our term loan. The arrangement does not meet the hedge accounting requirements; therefore, the mark-to-market adjustments related to the fair value of derivative are recorded as interest expense in the consolidated statement of operations. Fair value of the derivative related to this arrangement was not significant at September 30, 2013 and 2012.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unamortized fair value adjustment of the notes associated with terminated interest rate swaps was $2 million and $10 million at September 30, 2013 and 2012, respectively. The fair value adjustment of the notes is classified as long-term debt in the consolidated balance sheet and is amortized to earnings as a reduction of interest expense over the remaining term of the debt. The company recognized $5 million of the unamortized gain on interest rate swap termination upon the repurchase of $167 million of the 8.125 percent notes due September 15, 2015, which is included in net loss on debt extinguishment.
.

Operating Leases

The company has various operating leasing arrangements. Future minimum lease payments under these operating leases are $32 million in 2014, $15 million in 2015, $15 million in 2016, $15 million in 2017, $14 million in 2018 and $14 million thereafter.

16. FINANCIAL INSTRUMENTS

The company’s financial instruments include cash and cash equivalents, short-term debt, long-term debt, interest rate swaps and foreign exchange forward contracts. The company uses derivatives for hedging and non-trading purposes in order to manage its foreign exchange rate exposures.

Foreign Exchange Contracts

As a result of the company’s substantial international operations, it is exposed to foreign currency risks that arise from normal business operations, including in connection with transactions that are denominated in foreign currencies. In addition, the company translates sales and financial results denominated in foreign currencies into U.S. dollars for purposes of its consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on reported revenues and operating income, while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For fiscal years 2013 and 2012, the company's reported financial results were adversely affected by appreciation of the U.S. dollar against foreign currencies, whereas during fiscal year 2011, reported financial results benefited from depreciation of the U.S. dollar against foreign currencies.

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

At September 30, 2013 and 2012, the notional amount of the company's foreign exchange contracts outstanding under its foreign currency cash flow hedging program were $75 million and $113 million, respectively. At September 30, 2011, the company’s foreign exchange contracts outstanding under its foreign currency cash flow hedging program were not significant. The company classifies the cash flows associated with the contracts in cash flows from operating activities in the consolidated statement of cash flows. This is consistent with the classification of the cash flows associated with the underlying hedged item.

The company generally has not hedged against its foreign currency exposure related to translations to U.S. dollars of its financial results denominated in foreign currencies. However, in the fourth quarter of fiscal year 2011, the company entered into foreign currency option contracts to mitigate volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts are recorded in other income (expense), net, in the consolidated statement of operations, generally reducing the exposure to translation volatility during a full-year period. During fiscal year 2011, the company recognized net gains of approximately $5 million associated with its Brazilian real foreign currency option contracts which are included in other income in the consolidated statement of operations. During fiscal years 2013 and 2012, net gains recognized were not significant. The company did not have any outstanding option contracts at September 30, 2013 and 2012.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the impact of the company’s derivatives instruments on comprehensive income for fiscal years ended September 30 (in millions):

	Location of Gain (Loss)	2013	2012	2011
Derivatives designated as hedging instruments:
Amount of gain recognized in AOCL (effective portion)	AOCL	$—	$3	$—
Amount of gain (loss) reclassified from AOCL into income (effective portion)	Cost of Sales	1	3	(1)
Derivatives not designated as hedging instruments: Amount of gain recognized in income	Other Income	—	—	5

Fair Value

Fair values of financial instruments are summarized as follows (in millions):

	September 30, 2013		September 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$318	$318	$257	$257
Short-term debt	13	13	18	17
Long-term debt	1,125	1,266	1,042	1,036
Foreign exchange forward contracts (asset)	—	—	3	3
Foreign exchange forward contracts (liability)	1	1	1	1
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
Fair value of financial instruments by the valuation hierarchy at September 30, 2013 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$318	$—	$—
Short-term debt	$—	$—	$13
Long-term debt	—	1,188	78
Foreign exchange forward contracts (liability)	—	1	—
Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at September 30, 2013 or September 30, 2012.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

17. SHAREOWNERS’ EQUITY

Common Stock

The company is authorized to issue 500 million shares of Common Stock, with a par value of $1 per share, and 30 million shares of Preferred Stock, without par value, of which 2 million shares are designated as Series A Junior Participating Preferred Stock (Junior Preferred Stock). No shares of Junior Preferred Stock have been issued.

 In February 2012, we filed a shelf registration statement with the Securities and Exchange Commission, which was amended in November 2012, registering up to $750 million of debt and/or equity securities that we may offer in one or more series on terms to be determined at the time of sale.

The company has reserved approximately 4.9 million shares of Common Stock in connection with its 2010 Long-Term Incentive Plan, as amended (LTIP) for grants of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and stock awards to key employees and directors. At September 30, 2013, there were 1.4 million shares available for future grants under these plans.

Accumulated Other Comprehensive Loss (AOCL)

The components of AOCL as reported in the Consolidated Balance Sheet and Statement of Shareowners’ Equity are as follows (in millions):

	September 30
	2013	2012	2011
Foreign currency translation	$61	$93	$110
Employee benefit related adjustments	(792)	(1,010)	(942)
Unrealized gains (losses), net	(3)	2	3
Accumulated Other Comprehensive Loss	$(734)	$(915)	$(829)

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. EQUITY BASED COMPENSATION

Stock Options

Under the company’s incentive plans, stock options are typically granted at prices equal to the fair value on the date of grant and have a maximum term of 10 years. Stock options generally vest over a three-year period from the date of grant. During fiscal year 2013, the company granted 350,000 stock options to the Chief Executive Officer as a hiring incentive. These options vest based on the satisfaction of certain service and market performance conditions. The fair value of this option award was $1.3 million at the grant date with a derived service period of 12 months. No stock options were granted during fiscal years 2012 and 2011.

The following is a rollforward of stock options for fiscal year 2013 (shares in thousands, exercise price and remaining contractual term represent weighted averages and aggregate intrinsic values in millions):

	Shares	Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding — beginning of year	652	$15.22
Granted	350	8.22
Exercised	—	—
Cancelled or expired	(138)	15.92
Outstanding — end of year	864	$12.27	3.8	—
Exercisable — end of year	514	$15.03	3.0	—
The following table provides additional information about outstanding stock options at September 30, 2013 (shares in thousands, exercise price represents a weighted average):

	Outstanding			Exercisable
	Shares	Remaining Contractual Life (years)	Exercise Price	Shares	Exercise Price
$8.00 to $12.00	350	5.0	$8.22	—	$—
$12.01 to $16.00	300	4.8	12.78	300	12.78
$16.01 to $19.00	214	0.5	18.19	214	18.19
Total	864			514
Stock-based compensation is measured at the grant date based on the fair value of the award and is generally recognized as expense ratably on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.
Compensation expense is recognized for the non-vested portion of previously issued stock options. Compensation expense associated with the expensing of stock options was not significant in fiscal years 2013 and 2011. No compensation expense associated with the expensing of stock options was recognized in fiscal year 2012. No options were exercised in fiscal years 2013 and 2012. Options exercised in fiscal year 2011 were approximately 321,000.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair market value of the service and market performance-based option award was determined using the Monte Carlo simulation method. The Monte Carlo simulation method is subject to variability as several factors utilized must be estimated, including the derived service period, which is estimated based on the company’s judgment of likely future stock price performance as well as the company’s stock price volatility. The weighted-average fair value of options granted in fiscal year 2013 was $3.69 per share. The fair value of each option was estimated using following assumptions:

2013
Risk-free interest rate	1.7%
Expected dividend yield	—%
Expected volatility	60.4%
Expected life (years)	5.0

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

In fiscal years 2013, 2012 and 2011, the company granted 1,003,723, 1,325,447, and 465,488 shares of stock based awards, respectively. The grant date weighted average fair value of these shares was $4.43, $6.14, and $18.89 for shares granted in fiscal years 2013, 2012 and 2011, respectively.

The following is a rollforward of the company’s non-vested restricted shares and share units as of September 30, 2013, and the activity during fiscal year 2013 are summarized as follows (shares in thousands):

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested - beginning of year	472	$7.27
Granted	1,004	4.43
Vested	(961)	6.63
Forfeited	(110)	7.65
Non-vested - end of year	405	4.69
As of September 30, 2013, there was $2 million of total unrecognized compensation costs related to non-vested equity compensation arrangements. These costs are expected to be recognized over a weighted average period of 1 year. Total compensation expense recognized for restricted stock and restricted share units was $5 million for fiscal year 2013, $6 million in fiscal year 2012, and $7 million in fiscal year 2011.

19. RETIREMENT MEDICAL PLANS

The company has retirement medical plans that cover certain of its U.S. and non-U.S. employees, including certain employees of divested businesses, and provide for medical payments to eligible employees and dependents upon retirement. These plans are unfunded.

The company approved amendments to certain retiree medical plans in fiscal years 2002 and 2004. These plan amendments were challenged in lawsuits that were filed in the United States District Court for the Eastern District of Michigan (District Court) alleging the changes breach the terms of various collective bargaining agreements entered into with the United Auto Workers (the UAW lawsuit) at facilities that have either been closed or sold and alleging a companion claim under the Employee Retirement Income Security Act of 1974 (ERISA).

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2005, the District Court issued a preliminary injunction enjoining the company from implementing the changes to retiree health benefits and ordered the company to reinstate and resume paying the full cost of health benefits for the UAW retirees at the levels existing prior to the changes approved in 2002 and 2004. On August 17, 2006, the District Court granted a motion by the UAW for summary judgment and granted the UAW’s request to make the terms of the preliminary injunction permanent (the injunction). The company accounted for the injunction as a rescission of the 2002 and 2004 plan amendments and began recording the impact of the injunction in March 2006. In addition, the injunction ordered the defendants to reimburse the plaintiffs for out-of-pocket expenses incurred since the date of the earlier benefit modifications. The company has recorded a $2 million and $5 million reserve at September 30, 2013 and 2012, respectively, as the best estimate of its liability for these retroactive benefits. The company continues to believe it has meritorious defenses to these actions and has appealed the District Court’s order to the U.S. Court of Appeals for the Sixth Circuit. The ultimate outcome of the UAW lawsuit may result in future plan amendments. The impact of any future plan amendments cannot be currently estimated.

The company’s retiree medical obligations were measured as of September 30, 2013 and 2012. The following are the assumptions used in the measurement of the APBO and retiree medical expense:

	2013	2012	2011
Discount rate	4.80%	3.90%	4.60%
Health care cost trend rate	7.00%	7.20%	7.50%
Ultimate health care trend rate	5.00%	5.00%	5.00%
Year ultimate rate is reached	2022	2023	2023

The assumptions noted above are used to calculate the APBO for each fiscal year end and retiree medical expense for the subsequent fiscal year.

The discount rate is used to calculate the present value of the APBO. This rate is determined based on high-quality fixed income investments that match the duration of expected retiree medical benefits. The company has used the corporate AA/Aa bond rate for this assumption. The health care cost trend rate represents the company’s expected annual rates of change in the cost of health care benefits. The company’s projection for fiscal year 2014 is an increase in health care costs of 7.00 percent.

The APBO as of the September 30, 2013 and 2012 measurement dates are summarized as follows (in millions):

	2013	2012
Retirees	$495	$528
Employees eligible to retire	8	10
Employees not eligible to retire	8	16
Total	$511	$554

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles the change in APBO and the amounts included in the consolidated balance sheet for years ended September 30, 2013 and 2012, respectively (in millions):

	2013	2012
APBO — beginning of year	$554	$545
Service cost	1	1
Interest cost	21	24
Participant contributions	3	2
Actuarial loss (gain)	(20)	21
Foreign currency rate changes	(1)	1
Curtailment gain	(5)	—
Benefit payments	(42)	(40)
APBO — end of year	511	554
Other (1)	2	5
Retiree medical liability	$513	$559

(1)
The company recorded a $2 million and a $5 million reserve for retiree medical liabilities at September 30, 2013 and 2012 as its best estimate for retroactive benefits related to the previously mentioned injunction.

Actuarial losses/(gains) relate to changes in the discount rate and other actuarial assumptions. In accordance with FASB ASC Topic 715, “Compensation – Retirement Benefits”, a portion of the actuarial losses is not subject to amortization. The actuarial losses that are subject to amortization are generally amortized over the average expected remaining service life, which is approximately 9 years. Union plan amendments are generally amortized over the contract period, or three years.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. The company provides retiree medical benefits under certain plans that exceed the value of the benefits that are provided by the Medicare Part D plan. Therefore, management concluded that these plans are at least actuarially equivalent to the Medicare Part D plan and the company is eligible for the federal subsidy. The impact of the subsidy was a reduction in the fiscal year 2013, 2012 and 2011 retiree medical expense of $9 million, $12 million and $6 million, respectively. In September 2011, in connection with the Health Care and Education Reconciliation Act of 2010, the company converted its current prescription drug program for certain retirees to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan (EGWP). In September 2012, the company converted certain additional groups of retirees to EGWP, and as a result, reduced its APBO by an additional amount of approximately $25 million. These reductions in APBO will be amortized over an average expected remaining service life of approximately nine years. Beginning in 2013, the company will use the Part D subsidies delivered through EGWP each year to reduce its net retiree medical costs. As a result of this change in assumption, the company reduced its APBO by approximately $35 million.

The retiree medical liability is included in the consolidated balance sheet as follows (in millions):

	September 30,
	2013	2012
Current — included in compensation and benefits	$37	$40
Long-term — included in retirement benefits	476	519
Retiree medical liability	$513	$559
The following table summarizes the amounts included in Accumulated Other Comprehensive Loss net of tax related to retiree medical liabilities as of September 30, 2013 and 2012 and changes recognized in Other Comprehensive Income (Loss) net of tax for the years ended September 30, 2013 and 2012.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Net Actuarial Loss	Prior Service Cost (Benefit)	Total
Balance at September 30, 2012	$197	$(6)	$191
Net actuarial gain for the year	1	(21)	(20)
Curtailment gain	(5)	—	(5)
Amortization for the year	(27)	8	(19)
Deferred tax impact	3	—	3
Balance at September 30, 2013	$169	$(19)	$150

Balance at September 30, 2011	$203	$(15)	$188
Net actuarial loss for the year	21	—	21
Amortization for the year	(26)	9	(17)
Deferred tax impact	(1)	—	(1)
Balance at September 30, 2012	$197	$(6)	$191
The net actuarial loss and prior service benefit that is estimated to be amortized from accumulated other comprehensive loss into net periodic retiree medical expense in fiscal year 2014 is $23 million and $7 million, respectively.

The components of retiree medical expense for years ended September 30 are as follows (in millions):

	2013	2012	2011
Service cost	$1	$1	$1
Interest cost	21	24	26
Amortization of:
Prior service benefit	(8)	(9)	(9)
Actuarial losses	27	26	29
Retiree medical expense	$41	$42	$47

A one-percentage point change in the assumed health care cost trend rate for all years to, and including, the ultimate rate would have the following effects (in millions):

	2013	2012
Effect on total service and interest cost
1% Increase	$3	$3
1% Decrease	(2)	(3)
Effect on APBO
1% Increase	50	66
1% Decrease	(43)	(59)

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The company expects future benefit payments as follows (in millions):

	Gross Benefit Payments	Gross Receipts(1)
Fiscal 2014	$37	$5
Fiscal 2015	37	5
Fiscal 2016	37	6
Fiscal 2017	37	6
Fiscal 2018	37	7
Fiscal 2019 – 2023	178	39
____________________

(1)	Consists of subsidies and rebates available under EGWP.

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

In April 2007, the company announced a freeze of its defined benefit pension plan for salaried and non-represented employees in the United States, effective January 1, 2008. The change affected approximately 3,800 employees including certain employees who continued to accrue benefits for an additional transition period, ending June 30, 2011. After these freeze dates, the company started making additional contributions to its defined contribution savings plan on behalf of the affected employees. The amount of the savings plan contribution is based on a percentage of the employees’ pay, with the contribution percentage increasing as a function of employees’ age. These changes do not affect plan participants who had retired prior to the freeze dates or represented employees. Accumulated actuarial losses are being amortized into net periodic pension expense over the average life expectancy of inactive plan participants of approximately 22 years.
During the third quarter of fiscal year 2013, we settled five of our Canadian pension plans via lump-sum payments out of plan assets to participants and annuity contract purchases with an insurance company. We recognized a non-cash pre-tax settlement loss of approximately $36 million associated with the annuity purchase and lump-sum actions. In accordance with settlement accounting, $68 million of benefit obligations and $72 million of pension plan assets associated with the actions were derecognized during the quarter ended June 30, 2013.
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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, in June 2013, we announced a special election window to offer voluntary lump-sum pension payouts to eligible terminated vested participants with an accrued benefit in the U.S. Retirement Plan that, if accepted, would settle our obligation to them. The program provided participants with a one-time choice of electing to receive a lump-sum settlement of their remaining pension benefit. Lump-sum distributions under this election window were paid in September 2013. We recognized a $73 million non-cash settlement loss during the fourth quarter of fiscal year 2013 associated with these payouts. In addition, pension plan assets and pension benefit obligations of $157 million and $178 million, respectively, were derecognized as a result of the U.S. lump-sum settlements.
The company’s pension obligations were measured as of September 30, 2013, 2012 and 2011, except for the five Canadian pension plans which were settled in the third quarter of fiscal year 2013. The pension obligation associated with these plans were measured as of June 30, 2013 and September 30, 2012 and 2011. The U.S. plans include qualified and non-qualified pension plans. The company’s most significant non-U.S. plan is located in the United Kingdom. Other non-U.S. plans include plans primarily in Canada, Germany and Switzerland.

The following are the significant assumptions used in the measurement of the projected benefit obligation (PBO) and net periodic pension expense:

	U.S. Plans
	2013			2012	2011
Discount Rate	4.75%	—	4.95%	4.20%	4.85%
Assumed return on plan assets (beginning of the year)	8.00%			8.00%	8.50%

	Non-U.S. Plans
	2013			2012			2011
Discount Rate (1)	2.40%	—	4.70%	2.10%	—	4.60%	2.25%	—	5.20%
Assumed return on plan assets (beginning of the year) (1)	2.50%	—	7.25%	2.50%	—	7.50%	2.50%	—	8.00%
Rate of compensation increase (2)	2.00%	—	3.00%	2.00%	—	3.00%	2.00%	—	3.50%
____________________

(1)
The discount rate for the company’s U.K. pension plan was 4.70 percent, 4.60 percent and 5.00 percent for 2013, 2012 and 2011, respectively. The assumed return on plan assets for this plan was 7.25 percent, 7.50 percent and 8.00 percent for fiscal years 2013, 2012 and 2011, respectively.

(2)
The rate of compensation increase for the company's Canadian pension plans was 3.00 percent for 2013, 2012 and 2011. The rate of compensation increase for the company's Swiss pension plans was 2.00 percent for 2013, 2012 and 2011.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the change in the PBO, the change in plan assets and amounts included in the consolidated balance sheet for the years ended September 30, 2013 and 2012, respectively (in millions):

	2013			2012
	U.S.	Non- U.S.	Total	U.S.	Non- U.S.	Total
PBO — beginning of year	$1,312	$754	$2,066	$1,218	$698	$1,916
Service cost	1	2	3	1	1	2
Interest cost	54	29	83	58	33	91
Participant contributions	—	—	—	—	1	1
Actuarial loss (gain)	(102)	17	(85)	102	32	134
Curtailment gain	(4)	(1)	(5)	—	—	—
Settlements	(178)	(70)	(248)	—	—	—
Benefit payments	(66)	(33)	(99)	(67)	(33)	(100)
Foreign currency rate changes	—	(7)	(7)	—	22	22
PBO — end of year	$1,017	$691	$1,708	$1,312	$754	$2,066
Change in plan assets
Fair value of assets — beginning of year	$864	$673	$1,537	$763	$596	$1,359
Actual return on plan assets	3	53	56	104	47	151
Employer contributions	66	49	115	64	38	102
Participant contributions	—	—	—	—	1	1
Settlements	(157)	(74)	(231)	—	—	—
Benefit payments	(66)	(33)	(99)	(67)	(33)	(100)
Foreign currency rate changes	—	(11)	(11)	—	24	24
Fair value of assets — end of year	$710	$657	$1,367	$864	$673	$1,537
Funded status	$(307)	$(34)	$(341)	$(448)	$(81)	$(529)
Amounts included in the consolidated balance sheet at September 30 are comprised of the following (in millions):

	2013			2012
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Non-current assets	$—	$55	$55	$—	$11	$11
Current liabilities	(6)	(3)	(9)	(5)	(3)	(8)
Retirement benefits-non-current	(301)	(86)	(387)	(443)	(89)	(532)
Net amount recognized	$(307)	$(34)	$(341)	$(448)	$(81)	$(529)

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the amounts included in Accumulated Other Comprehensive Loss net of tax related to pension liabilities as of September 30, 2013 and 2012 and changes recognized in Other Comprehensive Income (Loss) net of tax for the year ended September 30, 2013.

	Net Actuarial Loss
	U.S.	Non-U.S.	Total
Balance at September 30, 2012	$560	$259	$819
Net actuarial loss (gain) for the year	(58)	13	(45)
Amortization for the year	(17)	(9)	(26)
Curtailment gain	(4)	—	(4)
Settlements	(73)	(38)	(111)
Deferred tax impact	—	9	9
Balance at September 30, 2013	$408	$234	$642

Balance at September 30, 2011	$512	$242	$754
Net actuarial loss for the year	64	26	90
Amortization for the year	(14)	(8)	(22)
Settlements	(2)	(1)	(3)
Balance at September 30, 2012	$560	$259	$819

The company estimates that $23 million of net actuarial losses will be amortized from accumulated other comprehensive loss into net periodic pension expense during fiscal year 2014. The non-current portion of the pension liability is included in Retirement Benefits in the consolidated balance sheet as follows (in millions):

	September 30,
	2013	2012
Pension liability	$387	$532
Retiree medical liability — long term (see Note 19)	476	519
Other	23	24
Total retirement benefits	$886	$1,075

In accordance with FASB guidance, the PBO, accumulated benefit obligation (ABO) and fair value of plan assets is required to be disclosed for all plans where the ABO is in excess of plan assets. The difference between the PBO and ABO is that the PBO includes projected compensation increases.

Additional information is as follows (in millions):

	2013			2012
	ABO Exceeds Assets	Assets Exceed ABO	Total	ABO Exceeds Assets	Assets Exceed ABO	Total
PBO	$1,116	$592	$1,708	$2,062	$4	$2,066
ABO	1,115	592	1,707	2,062	3	2,065
Plan Assets	719	648	1,367	1,522	15	1,537

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic pension expense are as follows (in millions):

	2013	2012	2011
Service cost	$3	$2	$7
Interest cost	83	91	93
Assumed rate of return on plan assets	(112)	(105)	(114)
Amortization of —
Actuarial losses	26	22	40
Curtailment gain	(1)	—	—
Settlement loss	111	1	—
Net periodic pension expense – total company	110	11	26
Less: Net periodic pension expense of discontinued operations	—	—	2
Net periodic pension expense included in continuing operations	$110	$11	$24
____________________

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets in active markets and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets at September 30, 2013 by asset category is as follows (in millions):

U.S. Plans	2013
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
U.S. – Large cap	$97	$—	$—	$97
U.S. – Small cap	29	—	—	29
Emerging equity	—	22	—	22
Private equity	—	—	50	50
International equity	81	—	—	81
Partnerships – equity	—	41	—	41
Total equity investments	$207	$63	$50	$320
Fixed income investments
U.S. fixed income	$21	$173	$—	$194
Emerging fixed income	—	20	—	20
International fixed income	—	—	9	9
U.S. high yield	—	—	12	12
Partnerships fixed income	—	—	19	19
Total fixed income	$21	$193	$40	$254
Alternatives – Partnerships	—	71	53	124
Cash and cash equivalents	—	12	—	12
Total assets at fair value	$228	$339	$143	$710
Non-U.S. Plans	2013
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
International equity	94	102	—	196
Total equity investments	$94	$102	$—	$196
Fixed income investments
Corporate bonds	—	145	—	145
Other fixed income investments	—	137	—	137
Total fixed income	$—	$282	$—	$282
Real estate	—	—	59	59
Commingled funds	—	9	—	9
Alternative investments	—	—	56	56
Cash and cash equivalents	—	55	—	55
Total assets at fair value	$94	$448	$115	$657

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets at September 30, 2012 by asset category is as follows (in millions):

U.S. Plans	2012
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
U.S. – Large cap	$121	$—	$—	$121
U.S. – Small cap	27	—	—	27
Emerging equity	13	17	—	30
Private equity	—	—	48	48
International equity	82	5	—	87
Partnerships – equity	—	35	13	48
Total equity investments	$243	$57	$61	$361
Fixed income investments
U.S. fixed income	$28	$240	$—	$268
Emerging fixed income	—	18	—	18
International fixed income	—	—	10	10
U.S. high yield	—	—	10	10
Partnerships fixed income	—	—	13	13
Total fixed income	$28	$258	$33	$319
Alternatives – Partnerships	—	95	49	144
Cash and cash equivalents	—	40	—	40
Total assets at fair value	$271	$450	$143	$864
Non-U.S. Plans	2012
Asset Category	Level 1	Level 2	Level 3	Total
Equity investments
International equity	$84	$98	$—	$182
Total equity investments	$84	$98	$—	$182
Fixed income investments
Government bonds	$—	$125	$—	$125
Corporate bonds	—	142	—	142
Other fixed income investments	—	79	—	79
Total fixed income	$—	$346	$—	$346
Real estate	—	—	50	50
Commingled funds	—	8	—	8
Alternative investments	—	—	64	64
Cash and cash equivalents	—	23	—	23
Total assets at fair value	$84	$475	$114	$673

Unfunded Commitment

As of September 30, 2013, the U.S. plan had $21 million of unfunded investment commitments related to plan assets. The majority of this amount is attributed to a new partnership investment that the plan will invest in gradually over the course of several years. Non-U.S. plans currently do not have any unfunded commitments.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2013 (in millions):

U.S. Plans	2013
	Fair Value at October 1, 2012	Return on Plan Assets: Attributable to Assets Held at September 30, 2013	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2013
Asset Category
Private equity	$48	$1	$3	$(2)	$—	$50
U.S. high yield	10	2	—	—	—	12
International fixed income	10	(1)	—	—	—	9
Partnerships –
Fixed income	13	1	9	(4)	—	19
Equity	13	—	—	—	(13)	—
Alternatives –
Partnerships	49	7	—	(3)	—	53
Total Level 3 fair value	$143	$10	$12	$(9)	$(13)	$143

Non-U.S. Plans	2013
	Fair Value at October 1, 2012	Return on Plan Assets: Attributable to Assets Held at September 30, 2013	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2013
Asset Category
Real estate	$50	$1	$10	$(2)	$—	$59
Alternative investments	64	4	—	(12)	—	56
Total Level 3 fair value	$114	$5	$10	$(14)	$—	$115

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in Level 3 pension plan assets measured at fair value on a recurring basis for the year ended September 30, 2012 (in millions):

U.S. Plans	2012
	Fair Value at October 1, 2011	Return on Plan Assets: Attributable to Assets Held at September 30, 2012	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Other	Fair Value at September 30, 2012
Asset Category
Private equity	$40	$—	$9	$(1)	$—	$—	$48
U.S. high yield	10	—	—	—	—	—	10
International fixed income	—	—	10	—	—	—	10
Partnerships –
Fixed income	4	—	10	(6)	—	5	13
Equity	—	1	—	—	—	12	13
Alternatives –
Partnerships	47	3	—	(2)	—	1	49
Total Level 3 fair value	$101	$4	$29	$(9)	$—	$18	$143

Non-U.S. Plans	2012
	Fair Value at October 1, 2011	Return on Plan Assets: Attributable to Assets Held at September 30, 2011	Purchases	Settlements	Net Transfers Into (Out of) Level 3	Fair Value at September 30, 2012
Asset Category
Real estate	$49	$1	$—	$—	$—	$50
Alternative investments	55	8	9	(8)	—	64
Total Level 3 fair value	$104	$9	$9	$(8)	$—	$114

Information about the expected cash flows for the U.S. and non-U.S. pension plans is as follows (in millions):

	U.S.	Non U.S.	Total
Expected employer contributions:
Fiscal 2014	$6	$5	$11
Expected benefit payments:
Fiscal 2014	68	30	98
Fiscal 2015	68	31	99
Fiscal 2016	68	32	100
Fiscal 2017	68	33	101
Fiscal 2018	68	34	102
Fiscal 2019-2023	343	187	530

The company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans, including company matching contributions, was $13 million, $14 million and $14 million for fiscal years 2013, 2012 and 2011, respectively.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. INCOME TAXES

The income tax provisions were calculated based upon the following components of income (loss) before income taxes (in millions):

	2013	2012	2011
U.S. income (loss)	$(59)	$25	$(79)
Foreign income	104	112	238
Total	$45	$137	$159

The components of the benefit (provision) for income taxes are summarized as follows (in millions):

	2013	2012	2011
Current tax benefit (expense):
U.S.	$(11)	$4	$14
Foreign	(58)	(46)	(63)
State and local	2	(1)	(3)
Total current tax expense	(67)	(43)	(52)
Deferred tax benefit (expense):
U.S.	(6)	(7)	(4)
Foreign	13	(5)	(21)
State and local	(3)	(1)	—
Total deferred tax benefit (expense)	4	(13)	(25)
Income tax expense	$(63)	$(56)	$(77)

The deferred tax expense or benefit represents tax effects of current year deductions or items of income that will be recognized in future periods for tax purposes. The foreign current tax expense in fiscal year 2013 includes the tax effect of the Suspensys JV sale. The foreign deferred tax benefit in fiscal year 2013 primarily relates to the benefit received from the Canadian pension settlement charge. The U.S. current tax benefit in fiscal year 2011 primarily relates to the impact of measurement of the company’s postretirement benefits. The deferred tax expense in fiscal year 2011 primarily relates to recording the expense in certain jurisdictions where net operating losses are being utilized.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net current and non-current deferred income tax assets (liabilities) included in the consolidated balance sheet consist of the tax effects of temporary differences related to the following (in millions):

	September 30,
	2013	2012
Accrued compensation and benefits	$18	$20
Accrued product warranties	22	16
Inventory costs	17	18
Receivables	12	13
Accrued retiree healthcare benefits	209	221
Retirement pension plans	131	180
Property	1	7
Loss and credit carryforwards	733	754
Other	90	95
Sub-total	1,233	1,324
Less: Valuation allowances	(1,166)	(1,204)
Deferred income taxes - asset	$67	$120
Taxes on undistributed income	$(32)	$(81)
Intangible assets	(89)	(84)
Debt basis difference	(16)	(21)
Deferred income taxes - liability	$(137)	$(186)
Net deferred income tax liabilities	$(70)	$(66)

Net current and non-current deferred income tax assets (liabilities) are included in the consolidated balance sheet as follows (in millions):

	September 30,
	2013	2012
Other current assets (see Note 9)	$23	$27
Other current liabilities	(6)	(4)
Net current deferred income taxes — asset	17	23

Other assets (see Note 11)	13	12
Other liabilities (see Note 14)	(100)	(101)
Net non-current deferred income taxes — liability	$(87)	$(89)

In prior years, the company established valuation allowances against its U.S. net deferred tax assets and the net deferred tax assets of its 100% owned subsidiaries in France, Germany, Italy, Sweden, U.K. and certain other countries. The company evaluates deferred income taxes quarterly to determine if valuation allowances are required. The company is required to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more-likely-than-not” standard. As of September 30, 2013 and 2012, the company maintains valuation allowances in these jurisdictions.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expiration periods for $733 million of deferred tax assets related to net operating losses and tax credit carryforwards are as follows: $23 million between fiscal years 2014 and 2018; $243 million between fiscal years 2019 and 2028; $153 million between fiscal years 2029 and 2033; and $314 million can be carried forward indefinitely. The company has provided valuation allowances on these deferred tax assets of approximately $22 million, $235 million, $148 million and $314 million, respectively. Realization of deferred tax assets representing net operating loss carryforwards for which a valuation allowance has not been provided is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of such deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if the company is unable to generate sufficient future taxable income during the carryforward period.

For fiscal years 2013 and 2012, no provision has been made for U.S., state or additional foreign income taxes related to approximately $661 million and $471 million of undistributed earnings of foreign subsidiaries that have been or are intended to be permanently reinvested. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

The company’s provision for income taxes was different from the provision for income taxes calculated at the U.S. statutory rate for the reasons set forth below (in millions):

	2013	2012	2011
Expense for income taxes at statutory tax rate of 35%	$(16)	$(48)	$(56)
State and local income taxes	1	(2)	(3)
Foreign income taxed at rates other than 35%	2	8	23
Joint venture equity income	6	13	22
Tax effect of Suspensys JV sale	(16)	—	—
Tax benefits allocated to loss from continuing operations	—	—	14
Refunds of prior year taxes	—	5	2
Goodwill	(8)	(6)	(6)
Medicare Part D subsidy	1	4	2
U.S. tax impact on distributions from subsidiaries and joint ventures	19	(90)	(11)
Nondeductible expenses	(9)	(11)	(17)
Valuation allowances	(44)	68	(43)
Other	1	3	(4)
Income tax expense	$(63)	$(56)	$(77)

In fiscal year 2013, the company changed its permanently reinvested assertion in certain jurisdictions which resulted in a non-cash benefit of $42 million. This benefit does not impact income tax expense since it is offset by a corresponding valuation allowance in the U.S.

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

Total amount of gross unrecognized tax benefits the company recorded in accordance with FASB ASC Topic 740 as of September 30, 2013 was $94 million, of which $9 million represents the amount, if recognized, would favorably affect the effective income tax rate in future periods.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period is as follows (in millions):

	2013	2012	2011
Balance at beginning of the period	$107	$109	$111
Additions to tax positions recorded during the current year	3	11	9
Additions to tax positions recorded during the prior year	—	—	13
Reduction to tax position recorded in prior years	(6)	(5)	(21)
Reductions to tax positions due to lapse of statutory limits	(10)	(8)	(2)
Translation, other	—	—	(1)
Balance at end of the period	$94	$107	$109

The company’s continuing practice is to recognize interest and penalties on uncertain tax positions in the provision for income taxes in the consolidated statement of operations. At September 30, 2013 and September 30, 2012 the company recorded $2 million and $5 million, respectively, of interest on uncertain tax positions in the consolidated balance sheet. In addition, penalties of $2 million and $4 million were recorded at September 30, 2013 and September 30, 2012, respectively. The company recorded an income tax benefit of $3 million related to interest for year end September 30, 2013. The amount was immaterial for years ended September 30, 2012 and September 30, 2011. The company recorded an income tax benefit of $2 million related to penalties for years ended September 30, 2013 and September 30, 2011, respectively. The amount was immaterial for the year ended September 30, 2012.

The company files tax returns in multiple jurisdictions and is subject to examination by taxing authorities throughout the world. The company’s U.S. federal income tax returns for fiscal years 2010 and 2011 are currently under audit. The company’s Canadian federal income tax returns for fiscal years 2008 through 2010 are currently under audit. The company’s Brazil subsidiary is currently under audit for calendar year 2008. The company's French subsidiary is currently under audit for fiscal year 2011. The company's Italian subsidiary is currently under audit for fiscal year 2008. The company's Netherlands subsidiary is under audit for fiscal years 2008 through 2009. In addition, the company is under audit in various U.S. state tax jurisdictions for various years. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations in several jurisdictions could change the company’s unrecognized tax benefits during the next twelve months. The company estimates this amount to be immaterial.

In addition to the audits listed above, the company has open tax years primarily from 1999-2012 with various significant taxing jurisdictions including the United States, Brazil, Canada, China, France, Mexico and the U. K. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The company has recorded a tax benefit only for those positions that meet the more-likely-than-not standard.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at September 30, 2013 to be approximately $18 million, of which $2 million is recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators. Environmental remediation costs recorded with respect to the Superfund sites were $1 million, $1 million, and $2 million in fiscal years 2013, 2012, and 2011, respectively.

In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at September 30, 2013 to be approximately $37 million, of which $17 million is recorded as a liability. During fiscal years 2013, 2012 and 2011, the company recorded environmental remediation costs of $7 million, $6 million and $4 million, respectively, with respect to these matters, resulting from revised estimates to remediate these sites.

Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using a discount rate of 0.25 to 3 percent and is approximately $10 million at September 30, 2013. The undiscounted estimate of these costs is approximately $11 million.

Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Balance at September 30, 2012	$2	$15	$17
Payments	(1)	(5)	(6)
Change in cost estimates (1)	1	7	8
Balance at September 30, 2013	$2	$17	$19
____________________

(1)
There were $3 million, $4 million, and $2 million of environmental remediation costs recognized in other operating expense in the consolidated statement of operations in fiscal years 2013, 2012 and 2011, respectively. In addition, $5 million of environmental remediation costs were recorded in loss from discontinued operations in the consolidated statement of operations for the fiscal year ended September 30, 2013.

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

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asbestos

Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 5,000 pending asbestos-related claims at September 30, 2013 and 2012, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.

Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2013	2012
Pending and future claims	$73	$72
Billed but unpaid claims	1	3
Asbestos-related liabilities	$74	$75
Asbestos-related insurance recoveries	58	67

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

Bates White provided an estimate that consisted of a range of equally likely possibilities of Maremont’s obligation for asbestos personal injury claims over the next ten years of $73 million to $80 million. After consultation with Bates White, Maremont determined that as of September 30, 2013, the most likely and probable liability for pending and future claims over the next ten years is $73 million compared to $72 million as of September 30, 2012. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Historically, Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claims changes. However, Maremont currently expects to exhaust the limits of its settled insurance coverage prior to the end of the ten year forecasted liability period. Maremont believes it has additional insurance coverage, however, certain carriers have disputed coverage under policies they issued (see “Recoveries” below). Because no insurance receivable is recognized for these policies in dispute, Maremont recognized a $9 million charge in the fourth quarter of fiscal year 2013 associated with its annual valuation of asbestos-related liabilities.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions: The following assumptions were made by Maremont after consultation with Bates White and are included in their study:

•
Pending and future claims were estimated for a ten-year period ending in fiscal year 2023. The ten-year assumption is considered appropriate as Maremont has reached certain longer-term agreements with key plaintiff law firms and filings of mesothelioma claims have been relatively stable over the last few years resulting in an improvement in the reliability of future projections over a longer time period;

•
Maremont believes that the litigation environment could change significantly beyond ten years and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims will decline for each year further in the future. As a result, estimating a probable liability beyond ten years is difficult and uncertain;

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

Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims including indemnity paid on those claims. The insurance receivable related to asbestos-related liabilities is $58 million and $67 million as of September 30, 2013 and 2012, respectively. The receivable at September 30, 2013 is for coverage provided by one insurance carrier based on a coverage in place agreement. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten years. Maremont maintained insurance coverage with other insurance carriers that management believes covers indemnity and defense costs. Maremont has incurred liabilities allocable to these policies, but has not yet billed these insurance carriers and no receivable have not been recorded for these policies, as those carriers dispute coverage. During fiscal year 2013, Maremont reinitiated a lawsuit against these carriers, seeking a declaration of its rights to insurance for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. No settlement discussions have taken place between Maremont and these insurers. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies and for claims where coverage under Maremont's insurance policies are in in dispute with the insurer. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables.

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

Rockwell International (Rockwell) — ArvinMeritor, Inc. (AM), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. At September 30, 2013 and 2012, there were approximately 2,600 pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants. A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will likely never identify any of Rockwell’s products. Historically, AM has been dismissed from the vast majority of similar claims filed in the past with no payment to claimants. For those claimants who do show that they worked with Rockwell’s products, management nevertheless believes it has meritorious defenses, in substantial part due to the integrity of the products involved and the lack of any impairing medical condition on the part of many claimants. For these reasons, the company does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liabilities.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rockwell’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	September 30,
	2013	2012
Pending and future claims	$40	$37
Asbestos-related insurance recoveries	13	7

The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. Bates White provided an estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $40 million to $45 million. After consultation with Bates White, management determined that as of September 30, 2013, the most likely and probable liability for pending and future claims over the next ten years is $40 million compared to $37 million as of September 30, 2012. In fiscal year 2012, the company began estimating its Rockwell asbestos-related liabilities utilizing a ten-year forecast period. The company utilized a four-year forecast period through fiscal year 2011 due to the significant volatility in defense and processing costs and lack of substantive history related to Rockwell asbestos claims. In fiscal year 2012, the company recognized an $18 million charge associated with this change in forecast period. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.

The following assumptions were made by the company after consultation with Bates White and are included in their study:

•
Pending and future claims were estimated for a ten-year period ending in fiscal year 2023. The forecast period used to estimate a reasonably possible range of claims was increased from four years at September 30, 2011 to ten years at September 30, 2012. Rockwell has reached certain longer-term agreements with key plaintiff law firms that make payments beyond the four-year period more reasonably estimable. In addition, filings of mesothelioma claims have been relatively stable over the last few years resulting in an improvement in the reliability of future projections over a longer time period;

•
The company believes that the litigation environment could change significantly beyond ten years, and that the reliability of estimates of future probable expenditures in connection with asbestos-related personal injury claims declines for each year further in the future. As a result, estimating a probable liability beyond ten years is difficult and uncertain;

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

In addition to the probable liability for pending and future claims discussed above, the company also recognized a liability of approximately $7 million at September 30, 2012 associated with a previously disclosed asbestos-related claim (Gordon Bankhead) which was settled during the fourth quarter of fiscal year 2012. The payment required by the settlement agreement was made in the first quarter of fiscal year 2013.

The insurance receivable related to asbestos-related liabilities is $13 million and $7 million as of September 30, 2013 and 2012. Included in these amounts are insurance receivables of $9 million and $6 million at September 30, 2013 and 2012, respectively that are associated with policies in dispute. Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are in various stages of the litigation process. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. The amounts recognized for policies in dispute are based on consultation with advisors, status of settlement negotiations with certain insurers and underlying analysis performed by management. The remaining receivable recognized is related to coverage provided by one carrier based on an insurance agreement in place. If the assumptions with respect to the estimation period, nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indemnifications
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At September 30, 2013 and September 30, 2012, the remaining estimated liability for this matter was approximately $17 million and $19 million, respectively.
The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration.
On January 3, 2011, the company completed the sale of its Body Systems business. The sale agreement contains certain customary representations, warranties and covenants of the seller and the purchaser. The agreement also includes provisions governing post-closing indemnities between the seller and the purchaser for losses arising from specified events. At September 30, 2013 and September 30, 2012 the company has recognized estimates for such indemnities, primarily related to income tax matters, of $3 million and $4 million, respectively. This amount is included in other liabilities in the accompanying condensed consolidated balance sheet.
In connection with the sale of its interest in MSSC in October 2009, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company's estimated exposure under these indemnities at September 30, 2013 and September 30, 2012 is approximately $11 million and $14 million, respectively, and is included in other current liabilities and other liabilities in the condensed consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other
As a result of performing ongoing product conformance testing in the ordinary course of business, the company identified a non-safety related, potential product performance issue arising from a defective supplier component which the company is in the process of investigating. To the company's knowledge, there have been no failures in the field. The company has notified all major customers and has initiated a campaign. Although the company is in the early stages of testing and has no definitive basis to determine what the exposure will ultimately be, the company believes it is a finite population affecting up to 6,000 axles. Management has estimated the total reasonably possible costs the company could incur at September 30, 2013 to be in the range of $12 million to $20 million, of which $12 million is probable and recorded as a specific warranty contingency reserve (see Note 13).
The company is evaluating certain sale transactions to determine if value added tax was required to be remitted to certain tax jurisdictions for the tax years 2007 through 2012. The company's estimated reasonably possible exposure for this matter is $6 million to $9 million. The company has recorded $6 million as its estimate of the probable liability at September 30, 2013.
In the fourth quarter of fiscal year 2013, the company identified additional sales transactions for which value added tax was required to be remitted. The company recorded a $5 million liability primarily associated with tax years 2009 through 2013.

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

The company has two reportable segments at September 30, 2013, as follows:

•
The Commercial Truck & Industrial segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, primarily for medium- and heavy-duty trucks, off-highway, military, construction, bus and coach, fire and emergency and other applications in North America, South America, Europe and Asia Pacific. This segment also includes the company's aftermarket business in Asia Pacific and South America; and;

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

Segment information is summarized as follows (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Elims	Total
Fiscal year 2013 Sales:
External Sales	$2,825	$876	$—	$3,701
Intersegment Sales	95	22	(117)	—
Total Sales	$2,920	$898	$(117)	$3,701
Fiscal year 2012 Sales:
External Sales	$3,509	$909	$—	$4,418
Intersegment Sales	104	28	(132)	—
Total Sales	$3,613	$937	$(132)	$4,418
Fiscal year 2011 Sales:
External Sales	$3,701	$921	$—	$4,622
Intersegment Sales	127	28	(155)	—
Total Sales	$3,828	$949	$(155)	$4,622

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment EBITDA:	2013	2012	2011
Commercial Truck & Industrial	$192	$270	$260
Aftermarket & Trailer	84	81	98
Segment EBITDA	276	351	358
Unallocated legacy and corporate expense, net (1)	(15)	(24)	(11)
Interest expense, net	(126)	(95)	(95)
Provision for income taxes	(63)	(56)	(77)
Depreciation and amortization	(67)	(63)	(66)
Loss on sale of receivables	(6)	(9)	(10)
Restructuring costs	(26)	(39)	(22)
Specific warranty contingency, net of supplier recovery	(7)	—	—
Pension settlement losses	(109)	—	—
Gain on sale of equity investment	125	—	—
Gain on sale of property	—	16	—
Other income, net	—	—	5
Noncontrolling interests	(2)	(11)	(17)
Income (loss) from continuing operations attributable to Meritor, Inc.	$(20)	$70	$65

(1)
Unallocated legacy and corporate expense, net represents items that are not directly related to our business segments and primarily include pension and retiree medical costs associated with sold businesses and other legacy costs for environmental and product liability. In fiscal year 2013, unallocated legacy and corporate costs, net includes approximately $4 million of executive severance related to the company's former Chief Executive Officer. In fiscal year 2013 and 2012, the company recognized $7 million and $18 million charge associated with the valuation and remeasurement of asbestos-related liabilities, respectively.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and Amortization:	2013	2012	2011
Commercial Truck & Industrial (1)	$60	$58	$60
Aftermarket & Trailer	7	5	6
Total depreciation and amortization	$67	$63	$66
Capital Expenditures:	2013	2012	2011
Commercial Truck & Industrial (1)	$46	$79	$97
Aftermarket & Trailer	8	10	8
Total capital expenditures	$54	$89	$105
Segment Assets:	2013	2012	2011
Commercial Truck & Industrial (1)	$1,822	$1,799	$1,983
Aftermarket & Trailer	485	470	473
Total segment assets	2,307	2,269	2,456
Corporate(2)	568	487
Less: Accounts receivable sold under off-balance sheet factoring programs(3)	(305)	(255)
Total assets	$2,570	$2,501

(1)
In fiscal year 2013, the company reorganized its management structure resulting in two reportable segments. Prior period segment financial information presented has been recast to reflect the revised reporting structure.

(2)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(3)
At September 30, 2013 and September 30, 2012, segment assets include $305 million and $255 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (See Note 6). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

Sales by geographic area are based on the location of the selling unit. Information on the company’s geographic areas is summarized as follows (in millions):

Sales by Geographic Area:
	2013	2012	2011
U.S.	$1,425	$1,698	$1,513
Canada	80	87	100
Mexico	615	726	597
Total North America	2,120	2,511	2,210
Sweden	366	403	427
Italy	216	189	116
France	27	82	264
Other Europe	163	200	207
Total Europe	772	874	1,014
South America, primarily Brazil	449	470	746
China	138	255	312
India	114	194	240
Other Asia Pacific	108	114	100
Total sales	$3,701	$4,418	$4,622

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets by Geographic Area:
	2013	2012
U.S.	$1,130	$1,089
Canada	81	77
Mexico	240	172
Total North America	1,451	1,338
Sweden	125	118
United Kingdom	157	125
Italy	86	89
Other Europe	192	138
Total Europe	560	470
South America, primarily Brazil	297	345
China	153	225
Other Asia Pacific	109	123
Total	$2,570	$2,501

Sales to AB Volvo represented approximately 24 percent, 22 percent and 24 percent of the company’s sales in each of fiscal years 2013, 2012 and 2011, respectively. Sales to Daimler AG represented approximately 15 percent, 15 percent and 11 percent of the company’s sales in fiscal years 2013, 2012 and 2011, respectively. Sales to Navistar International Corporation represented approximately 10 percent of the company’s sales in fiscal year 2013, and 11 percent for fiscal years 2012 and 2011, respectively. No other customer comprised 10 percent or more of the company’s sales in any of the three fiscal years ended September 30, 2013.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a condensed summary of the company’s unaudited quarterly results of continuing operations for fiscal years 2013 and 2012. Per share amounts are based on the weighted average shares outstanding for that quarter. Earnings per share for the year may not equal the sum of the four fiscal quarters’ earnings per share due to changes in basic and diluted shares outstanding.

	2013 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2013
	(In millions, except share related data)
Sales	$891	$908	$993	$909	$3,701
Cost of sales	(808)	(813)	(884)	(803)	(3,308)
Gross margin	83	95	109	106	393
Provision for income taxes	(10)	(7)	(1)	(45)	(63)
Net income (loss)	(21)	(4)	(38)	43	(20)
Net income (loss) from continuing operations attributable to Meritor, Inc.	(16)	(4)	(37)	37	(20)
Net income (loss) attributable to Meritor, Inc.	(21)	(4)	(38)	41	(22)
Basic income (loss) per share from continuing operations	$(0.17)	$(0.04)	$(0.38)	$0.38	$(0.20)
Diluted income (loss) per share from continuing operations	$(0.17)	$(0.04)	$(0.38)	$0.38	$(0.20)

The company recognized restructuring costs in its continuing operations during fiscal year 2013 as follows: $6 million in the first quarter, $11 million in the second quarter, $12 million in the third quarter and a reversal of $3 million in the fourth quarter (see Note 5). Net loss in the third quarter of fiscal year 2013 includes an after-tax settlement loss of approximately $27 million associated with the company settling five of its Canadian pension plans via lump-sum payments out of plan assets to participants and annuity contract purchases with an insurance company. During the fourth quarter of fiscal year 2013, the company recognized a $73 million non-cash settlement loss associated with lump-sum settlements to participants of its U.S. Retirement Plan. Also, the fourth quarter includes a $92 million gain (net of tax) associated with the sale of the company's overall 50 percent ownership equity interest in the Suspensys JV.

	2012 Fiscal Quarters (Unaudited)
	First	Second	Third	Fourth	2012
	(In millions, except share related data)
Sales	$1,159	$1,160	$1,113	$986	$4,418
Cost of sales	(1,053)	(1,026)	(981)	(873)	(3,933)
Gross margin	106	134	132	113	485
Provision for income taxes	(20)	(17)	(12)	(7)	(56)
Net income	(18)	24	51	6	63
Net income (loss) from continuing operations attributable to Meritor, Inc.	(13)	29	50	4	70
Net income (loss) attributable to Meritor, Inc.	(22)	20	49	5	52
Basic income (loss) per share from continuing operations	$(0.13)	$0.30	$0.51	$0.04	$0.73
Diluted income (loss) per share from continuing operations	$(0.13)	$0.30	$0.51	$0.04	$0.72

The company recognized restructuring costs in its continuing operations during fiscal year 2012 as follows: $24 million in the first quarter, $3 million in the second quarter, $3 million in the third quarter and $9 million in the fourth quarter (see Note 5). Net income for the first quarter includes a $3 million non-operating gain related to the sale of the company’s remaining ownership interest in Gabriel India, Ltd. Net income in the third quarter included a gain on sale of property of $16 million (see Note 7). During the fourth quarter of fiscal year 2012, the company recognized $18 million charge associated with the valuation and remeasurement of asbestos-related liabilities.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. OPERATING CASH FLOWS AND OTHER SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended September 30,
	2013	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$(20)	$63	$80
Less: loss from discontinued operations, net of tax	(2)	(18)	(2)
Income (loss) from continuing operations	(18)	81	82
Adjustments to income (loss) from continuing operations to arrive at cash provided by (used for) operating activities:
Depreciation and amortization	67	63	66
Deferred income tax expense (benefit)	(4)	13	25
Restructuring costs	26	39	22
Loss on debt extinguishment	24	—	—
Equity in earnings of affiliates	(42)	(52)	(70)
Stock compensation expense	5	6	7
Provision for doubtful accounts	3	2	3
Pension and retiree medical expense	151	53	71
Gain on sale of equity investment	(125)	—	—
Gain on sale of property	—	(16)	—
Dividends received from equity method investments	30	47	45
Pension and retiree medical contributions	(153)	(140)	(71)
Restructuring payments	(26)	(22)	(13)
Changes in off-balance sheet receivable securitization and factoring programs	43	(24)	144
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations:
Receivables	(87)	150	(259)
Inventories	19	5	(96)
Accounts payable	(31)	(118)	178
Other current assets and liabilities	37	(22)	(21)
Other assets and liabilities	—	24	(15)
Operating cash flows provided by (used by) continuing operations	(81)	89	98
Operating cash flows used for discontinued operations	(15)	(12)	(57)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(96)	$77	$41

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2013	2012	2011
	(In millions)
Balance sheet data:
Allowance for doubtful accounts	$9	$7	$5
Statement of operations data:
Maintenance and repairs expense	61	44	51
Research, development and engineering expense	71	73	73
Depreciation expense	61	59	61
Rental expense	25	20	19
Interest income	2	2	3
Interest expense	(128)	(97)	(98)
Statement of cash flows data:
Interest payments	77	83	85
Income tax payments, net of refunds	63	51	45
Non-cash investing activities - capital asset additions from capital leases	22	19	13

26. SUPPLEMENTAL PARENT AND GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Article 3-10 of Regulation S-X (S-X Rule 3-10) requires that separate financial information for issuers and guarantors of registered securities be filed in certain circumstances. Certain of the company's 100% owned subsidiaries, as defined in the credit agreement (the Guarantors) irrevocably and unconditionally guarantee amounts outstanding under the senior secured revolving credit facility. Similar subsidiary guarantees were provided for the benefit of the holders of the publicly-held notes outstanding under the company's indentures (see Note 15).

Schedule I of Article 5-04 of Regulation S-X (S-X Rule 5-04) requires that condensed financial information of the registrant (Parent) be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. As of September 30, 2013, net assets that exceed 25 percent of the consolidated net assets of Meritor, Inc. of certain subsidiaries in China and India and certain unconsolidated subsidiaries are restricted by law from transfer by cash dividends, loans or advances to Meritor, Inc. As of September 30, 2013 the amount of the net assets restricted from transfer by law was $36 million.

In lieu of providing separate audited financial statements for the Parent and Guarantors, the company has included the accompanying condensed consolidating financial statements as permitted by S-X Rules 3-10 and 5-04. These condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the parent's share of the subsidiary's cumulative results of operations, capital contributions and distribution and other equity changes. The Guarantor subsidiaries are combined in the condensed consolidated financial statements.

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,425	$2,276	$—	$3,701
Subsidiaries	—	137	70	(207)	—
Total sales	—	1,562	2,346	(207)	3,701
Cost of sales	(54)	(1,356)	(2,105)	207	(3,308)
GROSS MARGIN	(54)	206	241	—	393
Selling, general and administrative	(72)	(87)	(95)	—	(254)
Pension settlement losses	(73)	—	(36)	—	(109)
Restructuring costs	(3)	(8)	(15)	—	(26)
Other operating expense, net	(2)	(1)	—	—	(3)
OPERATING INCOME (LOSS)	(204)	110	95	—	1
Other income (expense), net	39	20	(56)	—	3
Gain on sale of equity investment	—	60	65	—	125
Equity in earnings of affiliates	—	24	18	—	42
Interest income (expense), net	(154)	34	(6)	—	(126)
INCOME (LOSS) BEFORE INCOME TAXES	(319)	248	116	—	45
Provision for income taxes	(1)	(17)	(45)	—	(63)
Equity income from continuing operations of subsidiaries	300	53	—	(353)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(20)	284	71	(353)	(18)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2)	$(3)	$(231)	$234	$(2)
NET INCOME (LOSS)	(22)	281	(160)	(119)	(20)
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(22)	$281	$(162)	$(119)	$(22)

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income (loss)	$(22)	$281	$(160)	$(119)	$(20)
Other comprehensive income (loss)	181	13	(12)	(1)	181
Total comprehensive income (loss)	159	294	(172)	(120)	161
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income (loss) attributable to Meritor, Inc.	$159	$294	$(174)	$(120)	$159

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2012
	Parent	Guarantors	Non-Guarantors	Elims	Consolidated
Sales
External	$—	$1,698	$2,720	$—	$4,418
Subsidiaries	—	148	85	(233)	—
Total sales	—	1,846	2,805	(233)	4,418
Cost of sales	(50)	(1,596)	(2,520)	233	(3,933)
GROSS MARGIN	(50)	250	285	—	485
Selling, general and administrative	(75)	(101)	(109)	—	(285)
Restructuring costs	—	—	(39)	—	(39)
Gain on sale of property	—	—	16	—	16
Other operating expense	(2)	—	(2)	—	(4)
OPERATING INCOME (LOSS)	(127)	149	151	—	173
Other income (expense), net	42	27	(62)	—	7
Equity in earnings of affiliates	—	34	18	—	52
Interest income (expense), net	(121)	23	3	—	(95)
INCOME (LOSS) BEFORE INCOME TAXES	(206)	233	110	—	137
Provision for income taxes	—	(5)	(51)	—	(56)
Equity income from continuing operations of subsidiaries	276	33	—	(309)	—
INCOME FROM CONTINUING OPERATIONS	70	261	59	(309)	81
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(18)	$(6)	$—	$6	$(18)
Net income	52	255	59	(303)	63
Less: Net income attributable to noncontrolling interests	—	—	(11)	—	(11)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$52	$255	$48	$(303)	$52

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$52	$255	$59	$(303)	$63
Other comprehensive income (loss)	(86)	(41)	(1)	41	(87)
Total comprehensive income	(34)	214	58	(262)	(24)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(10)	—	(10)
Comprehensive income (loss) attributable to Meritor, Inc.	$(34)	$214	$48	$(262)	$(34)

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (In millions)

	Fiscal Year Ended September 30, 2011
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$1,513	$3,109	$—	$4,622
Subsidiaries	—	144	81	(225)	—
Total sales	—	1,657	3,190	(225)	4,622
Cost of sales	(58)	(1,513)	(2,800)	225	(4,146)
GROSS MARGIN	(58)	144	390	—	476
Selling, general and administrative	(87)	(82)	(109)	—	(278)
Restructuring costs	(6)	—	(16)	—	(22)
Other operating expense	(2)	—	—	—	(2)
OPERATING INCOME (LOSS)	(153)	62	265	—	174
Other income (expense), net	37	27	(54)	—	10
Equity in earnings of affiliates	—	38	32	—	70
Interest income (expense), net	(121)	27	(1)	—	(95)
INCOME (LOSS) BEFORE INCOME TAXES	(237)	154	242	—	159
Benefit (provision) for income taxes	—	9	(86)	—	(77)
Equity income from continuing operations of subsidiaries	302	125	—	(427)	—
INCOME FROM CONTINUING OPERATIONS	65	288	156	(427)	82
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(2)	24	28	(52)	(2)
Net income	63	312	184	(479)	80
Less: Net income attributable to noncontrolling interests	—	—	(17)	—	(17)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$63	$312	$167	$(479)	$63

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (In millions)

	Fiscal Year Ended September 30, 2011
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$63	$312	$184	$(479)	$80
Other comprehensive loss	(17)	(5)	(53)	58	(17)
Total comprehensive income	46	307	131	(421)	63
Less: Comprehensive income attributable to noncontrolling interests	—	—	(17)	—	(17)
Comprehensive income (loss) attributable to Meritor, Inc.	$46	$307	$114	$(421)	$46

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	September 30, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$144	$6	$168	$—	$318
Receivables, trade and other, net	1	24	571	—	596
Inventories	—	164	250	—	414
Other current assets	4	17	35	—	56
TOTAL CURRENT ASSETS	149	211	1,024	—	1,384
NET PROPERTY	10	145	262	—	417
GOODWILL	—	277	157	—	434
OTHER ASSETS	77	134	124	—	335
INVESTMENTS IN SUBSIDIARIES	1,718	109	—	(1,827)	—
TOTAL ASSETS	$1,954	$876	$1,567	$(1,827)	$2,570
CURRENT LIABILITIES
Short-term debt	$5	$7	$1	$—	$13
Accounts and notes payable	51	199	444	—	694
Other current liabilities	95	76	168	—	339
TOTAL CURRENT LIABILITIES	151	282	613	—	1,046
LONG-TERM DEBT	1,088	8	29	—	1,125
RETIREMENT BENEFITS	775	—	111	—	886
INTERCOMPANY PAYABLE (RECEIVABLE)	723	(1,412)	689	—	—
OTHER LIABILITIES	67	204	64	—	335
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(850)	1,794	33	(1,827)	(850)
NONCONTROLLING INTERESTS	—	—	28	—	28
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,954	$876	$1,567	$(1,827)	$2,570

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	September 30, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$91	$3	$163	$—	$257
Receivables, trade and other, net	—	35	507	—	542
Inventories	—	183	255	—	438
Other current assets	6	20	35	—	61
TOTAL CURRENT ASSETS	97	241	960	—	1,298
NET PROPERTY	12	143	262	—	417
GOODWILL	—	275	158	—	433
OTHER ASSETS	70	176	107	—	353
INVESTMENTS IN SUBSIDIARIES	1,468	85	—	(1,553)	—
TOTAL ASSETS	$1,647	$920	$1,487	$(1,553)	$2,501
CURRENT LIABILITIES
Short-term debt	$10	$1	$7	$—	$18
Accounts payable	49	195	453	—	697
Other current liabilities	96	62	155	—	313
TOTAL CURRENT LIABILITIES	155	258	615	—	1,028
LONG-TERM DEBT	1,039	3	—	—	1,042
RETIREMENT BENEFITS	950	—	125	—	1,075
INTERCOMPANY PAYABLE (RECEIVABLE)	445	(1,053)	608	—	—
OTHER LIABILITIES	81	185	72	—	338
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(1,023)	1,527	26	(1,553)	(1,023)
NONCONTROLLING INTERESTS	—	—	41	—	41
TOTAL LIABILITIES AND EQUITY(DEFICIT)	$1,647	$920	$1,487	$(1,553)	$2,501

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$34	(63)	(67)	$—	$(96)
INVESTING ACTIVITIES
Capital expenditures	(3)	(26)	(25)	—	(54)
Proceeds from sale of equity investment	—	87	95	—	182
Other investing activities	2	1	—	—	3
Net investing cash flows provided by discontinued operations	—	3	3	—	6
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(1)	65	73	—	137
FINANCING ACTIVITIES
Proceeds from debt issuances	500	—	—	—	500
Repayment of notes and term loan	(475)	—	—	—	(475)
Other borrowings	—	1	10	—	11
Debt issuance costs	(12)	—	—	—	(12)
Intercompany advances	7	—	(7)	—	—
CASH PROVIDED BY FINANCING ACTIVITIES	20	1	3	—	24
EFFECT OF CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(4)	—	(4)
CHANGE IN CASH AND CASH EQUIVALENTS	53	3	5	—	61
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	91	3	163	—	257
CASH AND CASH EQUIVALENTS AT END OF YEAR	$144	$6	$168	$—	$318

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(13)	$31	$59	$—	$77
INVESTING ACTIVITIES
Capital expenditures	(3)	(33)	(53)	—	(89)
Proceeds from sale of property	—	—	18	—	18
Other investing activities	—	1	2	—	3
Net investing cash flows provided by discontinued operations	—	—	28	—	28
CASH USED FOR INVESTING ACTIVITIES	(3)	(32)	(5)	—	(40)
FINANCING ACTIVITIES
Proceeds from debt issuance	100	—	—	—	100
Repayment of notes and term loan	(86)	—	—	—	(86)
Debt issuance costs	(12)	—	—	—	(12)
Intercompany advances	13	—	(13)	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	15	—	(13)	—	2
EFFECT OF CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	1	—	1
CHANGE IN CASH AND CASH EQUIVALENTS	(1)	(1)	42	—	40
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	92	4	121	—	217
CASH AND CASH EQUIVALENTS AT END OF YEAR	$91	$3	$163	$—	$257

MERITOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (In millions)

	Fiscal Year Ended September 30, 2011
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$211	$33	$(203)	$—	$41
INVESTING ACTIVITIES
Capital expenditures	(3)	(42)	(60)	—	(105)
Other investing activities	—	2	—	—	2
Net investing cash flows provided by (used for) discontinued operations	(18)	5	(56)	—	(69)
CASH USED FOR INVESTING ACTIVITIES	(21)	(35)	(116)	—	(172)
FINANCING ACTIVITIES
Other financing cash flows	6	—	—	—	6
Intercompany advances	(151)	—	151	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(145)	—	151	—	6
EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(1)	—	(1)
CHANGE IN CASH AND CASH EQUIVALENTS	45	(2)	(169)	—	(126)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	47	6	290	—	343
CASH AND CASH EQUIVALENTS AT END OF YEAR	$92	$4	$121	$—	$217

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. As of September 30, 2013 and 2012 respectively, parent company only obligations included $805 million and $981 million of pension and retiree medical benefits (see Notes 19 and 20). All debt is debt of the parent company other than $45 million and $11 million at September 30, 2013, and 2012 respectively (see Note 15) and is primarily related to capital lease obligations and lines of credit. Cash dividends paid to the parent by subsidiaries and investments accounted for by the equity method were $54 million, $19 million, $12 million for 2013, 2012, and 2011, respectively.

MERITOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based upon that evaluation, the chief executive officer and the chief financial officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Meritor’s management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of its internal control over financial reporting as of September 30, 2013. This evaluation was based on the criteria set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation and the criteria set forth by COSO, Meritor’s management concluded that the internal control over financial reporting maintained by the company, as of September 30, 2013, was effective.

Deloitte & Touche LLP, Meritor’s independent registered public accounting firm, has issued an attestation report on Meritor’s internal control over financial reporting, which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of Meritor, Inc.
Troy, Michigan

We have audited the internal control over financial reporting of Meritor, Inc. and subsidiaries (the "Company") as of September 29, 2013 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15(a)(2) as of and for the year ended September 29, 2013 of the Company, and our report dated November 20, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/	DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
November 20, 2013

Changes in Internal Control Over Financial Reporting

Management, with the participation of the chief executive officer and chief financial officer, has evaluated any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013, and found no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 regarding directors is incorporated by reference from the information under the caption Election of Directors – Information as to Nominees for Director and Continuing Directors in Meritor’s definitive Proxy Statement for its 2014 Annual Meeting (the “2014 Proxy Statement”), which will be filed within 120 days after Meritor’s fiscal year end. The information required by Item 10 regarding executive officers is set forth in Item 4A of Part I of this Form 10-K. The other information required by Item 10, including regarding the audit committee, audit committee financial expert disclosure and our code of ethics, is incorporated by reference from the information under the captions Code of Ethics, Board of Directors and Committees and Director Qualifications and Nominating Procedures in the 2014 Proxy Statement. Disclosure of delinquent Section 16 filers pursuant to Item 405 of Regulation S-K will not be contained in the 2014 Proxy Statement to the best of registrant’s knowledge.

Item 11. Executive Compensation.

See the information under the captions Director Compensation and Executive Compensation in the 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

See the information under the captions Voting Securities and Ownership by Management of Equity Securities in the 2014 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under our equity compensation plans, the weighted average exercise price of outstanding options, and the number of securities remaining available for issuance, as of September 30, 2013, were as follows:

Plan Category	(column a) Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	(column b) Weighted average exercise price of outstanding options, warrants and rights	(column c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders	855,600	$12.22	1,423,429
Equity compensation plans not approved by security holders[2]	8,000	17.94
Total	863,600	12.27	1,423,429
____________________

1
In addition to stock options, shares of Common Stock, restricted shares of Common Stock, restricted share units and performance shares have been awarded under the Company’s equity compensation plans and were outstanding at September 30, 2013.

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

4
The following number of shares remained available for issuance under our equity compensation plans at September 30, 2013. Grants under these plans may be in the form of any of the listed types of awards.

Plan	Number of shares	Type of award
2010 Long-Term Incentive Plan*	1,423,429	Stock options, stock appreciation rights, stock awards and other stock-based awards
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information under the captions Board of Directors and Committees and Certain Relationships and Related Transactions in the 2014 proxy Statement.

Item 14. Principal Accountant Fees and Services.

See the information under the caption Independent Accountants’ Fees in the 2014 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements (all financial statements listed below are those of the company and its consolidated subsidiaries):

Consolidated Statement of Operations, years ended September 30, 2013, 2012 and 2011.

Consolidated Statement of Comprehensive Income (Loss), years ended September 30, 2013, 2012, and 2011.

Consolidated Balance Sheet, September 30, 2013 and 2012.

Consolidated Statement of Cash Flows, years ended September 30, 2013, 2012 and 2011.

Consolidated Statement of Shareowners' Equity (Deficit), years ended September 30, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2) Financial Statement Schedule for the years ended September 30, 2013, 2012 and 2011.

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

4-b-3
Fifth Supplemental Indenture, dated as of May 23, 2013, to the Indenture, dated as of April 1, 1998, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to BNY Midwest Trust Company as successor to The Chase Manhattan Bank), as trustee, filed as Exhibit 4 to Meritor's Report on Form 8-K dated May 23, 2013, is incorporated herein by reference.

4-b-4
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

*10-b-3	Description of Performance Goals for fiscal years 2014-2016 Established in connection with Performance Plans under Long Term Incentive Plans.

*10-b-4	Description of Annual Incentive Goals Established for Fiscal year 2014 under the Incentive Compensation Plan.

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

*10-d	Description of Compensation of Non-Employee Directors filed as Exhibit 10-d to Meritor's Annual Report on Form 10-K for the fiscal year ended September 30, 2012 is incorporated herein by reference.

*10-e	2004 Directors Stock Plan, filed as Exhibit 10-a to Meritor’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004 (File No. 1-15983), is incorporated herein by reference.

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

*10-e-5
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

*10-e-8	Form of Performance Share Agreement under 2010 Long-term Incentive Plan, as amended.

*10-e-9	Form of Restricted Stock Unit Agreement for grants on or after December 1, 2013 under 2010 Long-term Incentive Plan, as amended.

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

10-i
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

10-j
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

10-k
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

10-l
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

10-m
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

10-m-1
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

10-m-2
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

10-m-3
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

10-m-6
Second Amendment dated as of January 3, 2011 to Purchase and Sale Agreement dated as of August 3, 2010 among Meritor France (as Seller), Meritor, Inc. (as Seller Guarantor) and Inteva Products Holding Coöperatieve U.A., as assignee of 81 Acquisition LLC (as Buyer), as amended, filed as Exhibit 10 to Meritor's Form 8-K dated and filed on January 3, 2011, is incorporated herein by reference.

10-m-7
Amendment No. 3 effective as of September 28, 2012 to the Receivables Purchase Agreement dated as of October 29, 2010, as amended (as so amended, the “Receivables Purchase Agreement), with an affiliate of Nordea Bank AB known as Viking Asset Purchaser No 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey, as purchaser (“Viking”), and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10 -m-9 to Meritor's Report on Form 10-K for the fiscal year ended September 30, 2012 is incorporated herein by reference.

10-m-8
Receivables Purchase Agreement dated November 19, 2007 between Meritor CVS Axles France and Viking Asset Purchaser and CitiCorp Trustee Company Limited, filed as Exhibit 10-t to Meritor’s Report on Form 10-K for the fiscal year ended September 30, 2008 is incorporated herein by reference.

10-m-9
Receivables Purchase Agreement dated March 13, 2006 between Meritor HVS AB and Nordic Finance Limited and CitiCorp Trustee Company Limited filed as Exhibit 10-u to Meritor’s Report on Form 10-K for the fiscal year ended September 30, 2008 is incorporated herein by reference

10-m-10
Amendment, dated July 25, 2007, to Receivables Purchase Agreement dated March 13, 2006 between Meritor HVS AB and Nordic Finance Limited and CitiCorp Trustee Company Limited filed as Exhibit 10-v to Meritor’s Report on Form 10-K for the fiscal year ended September 30, 2008 is incorporated herein by reference.

10-m-11
Purchase and Sale Agreement dated August 4, 2009 among Meritor, Iochpe-Maxion, S.A. and the other parties listed therein, filed as Exhibit 10 to Meritor’s Report on Form 10-Q for the Quarter ended June 28, 2009 is incorporated by reference.

10-m-12
First Amendment to the Receivables Purchase Agreement dated as of December 14, 2012 among ArvinMeritor Receivables Corporation, Meritor, Inc., PNC Bank, National Association and Market Street Funding, LLC filed as Exhibit 10-a to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2012 is incorporated herein by reference.

10-m-13
Letter Agreement relating to Fourth Amended and Restated Purchase Agreement dated as of December 14, 2012 among Meritor Heavy Vehicle Braking Systems (U.S.A.), Meritor Heavy Vehicle Systems, L.L.C., ArvinMeritor Receivables Corporation, Meritor, Inc. and PNC Bank, National Association filed as Exhibit 10-b to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2012 is incorporated herein by reference.

10-m-14
Extension dated January 24, 2013 of Receivable Purchase Agreement dated February 2, 2012 between Meritor Heavy Vehicle Braking Systems (UK) Limited as Seller and Viking Asset Purchaser No. 7IC, an incorporated cell of Viking Global Finance ICC, as Purchaser and Citicorp Trustee Company Limited, as Programme Trustee filed as Exhibit 10-d to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2012 is incorporated herein by reference.

10-m-15
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

10-m-16
Third Amendment to the Receivables Purchase Agreement dated as of October 11, 2013 among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as servicer, PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank, as Administrator and as Assignee and Market Street Funding LLC as Conduit Purchaser and as Assignor.

10-m-17
Extension Letter dated June 10, 2013 from Meritor HVS AB to Viking Asset Purchaser No. 7 IC and Citicorp Trustee Company Limited filed as Exhibit 10-d to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 is incorporated herein by reference.

10-m-18
Amendment No. 4 effective as of October 29, 2013 to the Receivables Purchase Agreement dated as of October 29, 2010, as amended (as so amended, the “Receivables Purchase Agreement), with an affiliate of Nordea Bank AB known as Viking Asset Purchaser No 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey, as purchaser (“Viking”), and Citicorp Trustee Company Limited, as programme trustee.

10-n*
Letter Agreement dated as of December 3, 2012 between Joseph Mejaly and Meritor, Inc filed as Exhibit 10-c to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2012 is incorporated herein by reference.

10-o*
Employment Agreement between Meritor, Inc. and Charles McClure dated May 1, 2013 filed as Exhibit 10-a to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 is incorporated herein by reference.

10-p*
Employment Agreement between Meritor, Inc. and Vernon Baker, II dated May 1, 2013 filed as Exhibit 10-b to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 is incorporated herein by reference.

10-q*
Employment Agreement between Meritor, Inc. and Jeffrey Craig dated May 1, 2013 filed as Exhibit 10-c to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 is incorporated herein by reference.

10-r*
Employment Agreement between Meritor, Inc. and Pedro Ferro dated May 1, 2013 filed as Exhibit 10-d to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 is incorporated herein by reference.

10-s*
Employment Agreement between Meritor, Inc. and Barbara Novak dated May 1, 2013 filed as Exhibit 10-e to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 is incorporated herein by reference.

10-t*
Employment Agreement between Meritor, Inc. and Kevin Nowlan dated May 1, 2013 filed as Exhibit 10-f to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 is incorporated herein by reference.

10-u*
Employment Agreement between Meritor, Inc. and Larry Ott dated May 1, 2013 filed as Exhibit 10-g to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 is incorporated herein by reference.

10-v
Quota Purchase and Sale Agreement by and among Meritor Heavy Vehicle Systems, LLC, Meritor Do Brasil Sistemas Automotivos LTDA. and Randon S.A. Implementos E Participacoes dated as of April 29, 2013 filed as Exhibit 10-h to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 is incorporated herein by reference.

10-w*	Letter Agreement dated as of June 4, 2013 between Meritor, Inc. and Charles McClure filed as Exhibit 10a to Meritor's Report on Form 8-K dated June 4, 2013 is incorporated herein by reference.

10-x*	Letter Agreement dated as of June 5, 2013 between Meritor, Inc. and Ivor J. Evans filed as Exhibit 10-a to Meritor's Report on Form 8-K dated June 5, 2013, is incorporated herein by reference.

10-y*
Letter Agreement dated as of September 11, 2013 between Meritor, Inc. and Ivor J. Evans filed as Exhibit 10-a to Meritor's Report on Form 8-K dated September 11, 2013, is incorporated herein by reference.

10-z*	Option Grant agreement dated as of September 11, 2013 between Meritor, Inc. and Ivor J. Evans.

10-zz*	Form of Performance Share Agreement for grant from Meritor, Inc. to Jeffrey Craig on December 1, 2013.

12	Computation of ratio of earnings to fixed charges

21	List of Subsidiaries of Meritor, Inc.

23-a	Consent of Vernon G. Baker, II, Esq., Senior Vice President and General Counsel

23-b	Consent of Deloitte & Touche LLP, independent registered public accounting firm

23-c	Consent of Bates White LLC

24	Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of Meritor.

31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

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
Vernon G. Baker, II
Senior Vice President and General Counsel

Date: November 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 20th day of November, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

Ivor J. Evans *	Chairman of the Board, Chief Executive Officer and President (principal executive officer) and Director

Joseph B. Anderson, Jr., Victoria B. Jackson Bridges,	Directors
Rhonda L. Brooks, David W. Devonshire,
William J. Lyons, James E. Marley,
William R. Newlin, Thomas L. Pajonas,*

Kevin A. Nowlan*	Senior Vice President and Chief Financial Officer (principal accounting officer)

* By:	/s/ Barbara Novak
Barbara Novak
Attorney-in-fact **

** By authority of powers of attorney filed herewith.

SCHEDULE II
MERITOR, INC. VALUATION AND QUALIFYING ACCOUNTS For the Year Ended September 30, 2013, 2012, 2011

Description (In millions)	Balance at Beginning of Year	Charged to costs and expenses	Other Deductions		Balance at End of year
Year ended September 30, 2013:
Allowance for doubtful accounts	$7	$3	$(1)	(a)	$9
Deferred tax asset valuation allowance	1,204	44	(82)	(b)	1,166
Year ended September 30, 2012:
Allowance for doubtful accounts	$5	$2	$—	(a)	$7
Deferred tax asset valuation allowance	1,255	(68)	17	(b)	1,204
Year ended September 30, 2011:
Allowance for doubtful accounts	$6	$3	$(4)	(a)	$5
Deferred tax asset valuation allowance	1,217	43	(5)	(b)	1,255
____________________

(a)	Uncollectible accounts written off.

(b)	Primarily relates to revaluation of defined pension and retiree medical obligations.