Form 10-K/A
period 2013-09-29
MERITOR INC
filed 2013-12-10
CIK 1113256

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

97,757,436 shares of the registrant’s Common Stock, par value $1 per share, were outstanding on December 4, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the definitive Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on January 23, 2014 is incorporated by reference into Part III.

EXPLANATORY NOTE - AMENDMENT

Meritor, Inc. (the “company” or “Meritor”) is filing this Form 10-K/A to include in its Annual Report on Form 10-K for the fiscal year ended September 29, 2013 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, financial statements and related notes of Meritor WABCO Vehicle Control Systems (MWVCS) in which the company owns an interest. Meritor owns a 50% interest in MWVCS.
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
MWVCS met the significance test for Meritor's 2013 fiscal year. Therefore, Meritor is required to file audited financial statements for the fiscal year ended September 30, 2013 ("2013"). MWVCS did not meet such significance test for the fiscal years ended September 30, 2012 and 2011 ("2012" and "2011", respectively). Therefore, Meritor is only required to file unaudited financial statements for fiscal years 2012 and 2011.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) Financial Statements.
Meritor
The following financial statements and related notes were filed as part of the Annual Report filed with the SEC on November 20, 2013 (all financial statements listed below are those of the company and its consolidated subsidiaries):
Consolidated Statement of Operations, years ended September 30, 2013, 2012 and 2011.
Consolidated Statement of Comprehensive Income (Loss), years ended September 30, 2013, 2012 and 2011.
Consolidated Balance Sheet, September 30, 2013 and 2012.
Consolidated Statement of Cash Flows, years ended September 30, 2013, 2012 and 2011.
Consolidated Statement of Equity (Deficit), years ended September 30, 2013, 2012 and 2011.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.

Meritor WABCO Vehicle Control Systems
The following financial statements and related notes of Meritor WABCO Vehicle Control Systems are included in this Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:
Balance Sheets, September 30, 2013 (Audited) and 2012 (Unaudited).
Statements of Net Income and Cash Flows, years ended September 30, 2013 (Audited), 2012 (Unaudited) and 2011 (Unaudited).
Independent Auditors’ Report.

Meritor WABCO Vehicle Control Systems

Financial Statements
as of
September 30, 2013 and 2012 (Unaudited), and for the Years Ended September 30, 2013, 2012 (Unaudited), and 2011 (Unaudited), and Independent Auditor’s Report

INDEPENDENT AUDITORS’ REPORT
To the Members of the Partnership Committee of
Meritor WABCO Vehicle Control Systems:

We have audited the accompanying financial statements of Meritor WABCO Vehicle Control Systems (the “Company”), which comprise the balance sheet as of September 30, 2013, and the related statements of net income and cash flows for the year then ended, and the related notes to the financial statements.
Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.
Auditor’s Responsibility
Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013, and the results of its operations, and its cash flows for the year then ended, in accordance with accounting principles generally accepted in the United States of America.

December 10, 2013

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

MERITOR WABCO VEHICLE CONTROL SYSTEMS
BALANCE SHEETS AS OF SEPTEMBER 30, 2013 AND 2012 (Unaudited)

ASSETS	2013	2012

CURRENT ASSETS:		Unaudited
Cash and cash equivalents	$5,760,406	$2,788,751

Accounts Receivable:
Trade -- net of allowance for doubtful accounts of $57,157 and $327,874 as of September 30, 2013 and 2012 (Unaudited), respectively	22,450,932	21,703,339
Related parties:
Meritor Brake Systems, Inc.	6,195,704	4,061,038
WABCO Automotive Control Systems, Inc.	529,712	11,177
Inventories	41,203,526	45,590,637
Prepaid and other current assets	303,589	732,196
Total current assets	76,443,869	74,887,138

PROPERTY AND EQUIPMENT:
Machinery and equipment	7,324,811	6,923,039
Autos and trailers	1,648,800	1,533,615
Furniture and fixtures	4,779,576	4,348,871
Facility improvements	1,253,248	1,242,485
Construction in progress	47,175	595,548
Total Property and equipment	15,053,610	14,643,558
Less accumulated depreciation	(12,774,056)	(12,475,305)
Property and equipment - net	2,279,554	2,168,253

OTHER ASSETS - Warranty Recoveries:
Vendor responsibility	200,958	92,531
WABCO Automotive Control Systems, Inc.	1,947,789	936,590
TOTAL	$80,872,170	$78,084,512

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:

Accounts payable:
Trade	$3,763,740	$2,666,644
Related parties:
Meritor Brake Systems, Inc.	4,055,498	4,970,624
WABCO Automotive Control Systems, Inc.	27,200,388	26,345,496
Accrued liabilities:
Warranty and policy	4,765,938	5,120,771
Compensation	1,799,250	1,050,071
Customer incentives	282,119	371,094
Other	3,710,689	4,333,426
Total current liabilities	45,577,622	44,858,126

CONTINGENCIES AND COMMITMENTS (Note 7)

OTHER LIABILITIES - Warranty and policy	3,719,384	2,456,522

PARTNERS' CAPITAL:
Meritor Brake Systems, Inc.	15,787,582	15,384,932
WABCO Automotive Control Systems, Inc.	15,787,582	15,384,932
Total partners' capital	31,575,164	30,769,864

TOTAL	$80,872,170	$78,084,512
See notes to financial statements

MERITOR WABCO VEHICLE CONTROL SYSTEMS
STATEMENTS OF INCOME
FOR THE YEARS ENDED SEPTEMBER 30, 2013, 2012 (Unaudited), AND 2011 (Unaudited)

	2013	2012	2011
		Unaudited	Unaudited
NET SALES	$266,493,848	$271,027,804	$233,452,794
COST OF GOODS SOLD	210,882,615	219,163,692	188,950,882
GROSS PROFIT	55,611,233	51,864,112	44,501,912

OPERATING EXPENSES:
Services purchased from related parties:
Salary and benefits	10,442,690	8,888,302	9,947,251
Selling and promotion	2,166,894	2,840,368	2,226,932
Research and development	1,778,832	283,298	428,952
Rent	409,538	408,577	393,596
Other	643,943	626,341	613,889
Total services purchased from related parties	15,441,897	13,046,886	13,610,620

Selling and promotion	886,611	1,098,345	1,257,081
Travel	836,201	741,525	662,473
Other purchased services	3,400,519	3,012,913	2,414,916
Depreciation and amortization	182,680	177,983	154,606
Other operating expenses	2,640,105	2,539,402	1,671,909
Total operating expenses	23,388,013	20,617,054	19,771,605
INCOME FROM OPERATIONS	32,223,220	31,247,058	24,730,307

OTHER (LOSS) INCOME	(417,920)	994,436	1,809,793

NET INCOME	$31,805,300	$32,241,494	$26,540,100

See notes to financial statements.

MERITOR WABCO VEHICLE CONTROL SYSTEMS
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2013, 2012 (Unaudited), AND 2011 (Unaudited)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:		Unaudited	Unaudited
Net income	$31,805,300	$32,241,494	$26,540,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	707,378	573,529	416,472
Loss/(gain) on disposal of assets	—	23,595	—
Changes in assets and liabilities provided by (used in) cash:
Trade and related-party accounts receivable	(3,400,794)	7,495,937	(13,681,469)
Inventories	4,387,111	(6,610,407)	(15,706,503)
Prepaid and other current assets	331,922	(656,453)	37,713
Trade and related-party accounts payable	1,818,890	(1,668,830)	9,606,748
Accrued liabilities	(859,474)	(3,062,578)	7,963,961
Net cash provided by operating activities	34,790,333	28,336,287	15,177,022

CASH FLOWS FROM INVESTING ACTIVITIES - Acquisition of property and equipment	(818,678)	(1,225,686)	(838,879)
Net cash used in investing activities	(818,678)	(1,225,686)	(838,879)

CASH FLOWS FROM FINANCING ACTIVITIES - Partners' distributions:
Meritor Brake Systems, Inc.	(15,500,000)	(14,000,000)	(10,000,000)
WABCO Automotive Control Systems, Inc.	(15,500,000)	(14,000,000)	(10,000,000)
Net cash used in financing activities	(31,000,000)	(28,000,000)	(20,000,000)

NET INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS	2,971,655	(889,399)	(5,661,857)
CASH AND CASH EQUIVALENTS - Beginning of the year	2,788,751	3,678,150	9,340,007
CASH AND CASH EQUIVALENTS - End of the year	$5,760,406	$2,788,751	$3,678,150

See notes to financial statements.

MERITOR WABCO VEHICLE CONTROLS SYSTEMS

NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013 AND 2012 (UNAUDITED), AND FOR THE YEARS ENDED SEPTEMBER 30, 2013, 2012 (UNAUDITED), AND 2011 (UNAUDITED)

1. FORMATION AND OWNERSHIP STRUCTURE

Description of the Business - Meritor WABCO Vehicle Control Systems (the “Company”) (formerly Rockwell WABCO Vehicle Control Systems) was formed on December 7, 1989, as a joint venture between WABCO Automotive Control Systems, Inc. (WABCO), a subsidiary of American Standard Inc., and Rockwell Brake Systems, Inc. (“Rockwell”), a subsidiary of Rockwell International (together, the “Partners”), and began operations on February 1, 1990. In 1997, Meritor Automotive, Inc. was spun out of Rockwell. As a part of this transaction, Rockwell’s partnership interest in the Company was transferred to Meritor Brake Systems, Inc. On July 31, 2007, WABCO spun from American Standard, Inc. As a part of this transaction, American Standard’s partnership interest in the Company was transferred to WABCO. The Company’s principal business is the sale of antilock braking and conventional air systems and other vehicle control systems for use on medium and heavy‑duty trucks, buses, and trailers. Capital contributions and returns are made in equal proportions to maintain each Partner’s interest in the Company at 50%. All items of income or expense are allocated to the Partners in proportion to their respective cumulative capital contributions.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories - Inventories are stated at the lower of cost or market, using standard costing, which approximates actual cost on a first‑in, first-out basis. Inventory at September 30, 2013 and 2012 consists principally of components held for resale and includes approximately $16,669,000 and $14,022,936 (Unaudited), respectively, of inventory inbound to the Company, for which risk of loss has transferred.
Property and Equipment - Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight‑line method over the estimated useful lives of the assets, which are 3 to 25 years. Expenditures for maintenance and repairs are charged to operations. Expenditures for betterments or major renewals are capitalized and depreciated over their useful lives.
Revenue Recognition - The Company recognizes revenue upon shipment of product and transfer of ownership to the customer. Provisions for customer sales allowance and incentives are recorded as a reduction of sales at the time of product shipment.
Income Taxes - No provision for income taxes has been made, as it is the Partners’ responsibility for federal, state, and local income taxes. Taxable income or loss is allocated to the Partners based on their respective ownership percentages, in accordance with the partnership agreement.
Fair Value Measurements - Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Additionally, it establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Refer to Note 8 to the financial statements for further detail on the fair value measurements.
Warranty - Substantially all warranty claims are the responsibility of the product supplier, WABCO, and other product suppliers. The Company processes claims on behalf of the product suppliers. However, under a contractual arrangement with a product supplier who is a related party, the reimbursement to the Company of such warranty claims is based on a combination of a flat rate (0.85%) of current year purchases from the product supplier and campaign recoveries from the product supplier. Campaign recoveries are based on the expected claims to be received. As a result of these agreements, the Company incurs warranty expense when the recoveries do not cover the amount of warranty claims processed or expected. Warranty accruals are recorded based on historical claims paid in the build year and three years after, as a percentage of sales in the year the sale is made. Warranty claim payments have historically been highest in the year directly following the build year. This is partially due to the fact that certain products are sold with two-year warranty policies. Products that have longer warranty presentation periods have also trended closer to two years, as opposed to three, for recent build years.

The amounts deemed recoverable from the product supplier are $5,984,311 and $4,729,821 (Unaudited) as of September 30, 2013 and 2012, respectively. The current portion of the expected recoveries, $3,835,562 and $3,700,700 (Unaudited) is reflected as an offset to accounts payable as of September 30, 2013 and 2012, respectively, while the noncurrent portion of the expected recoveries, $2,148,747 and $1,029,121 (Unaudited) is a receivable as of September 30, 2013 and 2012, respectively.
Estimates - The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue.

3. RELATED‑PARTY TRANSACTIONS

The Company has no employees, but purchases employee and other services from the Partners. Total expenses for services from related parties during the years ended September 30, 2013, 2012 (Unaudited), and 2011 (Unaudited), recorded in cost of goods sold and other operating expenses were as follows:

	2013	2012	2011
		Unaudited	Unaudited
Meritor	$21,353,768	$22,958,330	$19,221,271
WABCO	3,049,006	3,251,750	2,704,288

Total	$24,402,774	$26,210,080	$21,925,559

Additionally, during the years ended September 30, 2013, 2012, and 2011, the Company purchased approximately $165,817,779, $186,194,320 (Unaudited), and $156,309,927 (Unaudited), respectively, in productive inventory from related parties and recorded sales of approximately $69,034,437, $64,287,951 (Unaudited), and $64,223,938 (Unaudited) to related parties, respectively.
The Company purchases a significant portion of productive inventory from related parties in Europe. All purchases are denominated in U.S. dollars. The Company has an agreement with certain of these related parties, whereby if the difference between the currency exchange rate at the time of purchase and an agreed‑upon currency exchange rate exceeds 3%, the purchase price is adjusted so that the currency exchange effect exceeding 3% is shared equally by both parties. The Company and the related parties settle all transactions on a monthly basis. The Company records the purchase price adjustments in cost of goods sold. The Company realized cost increases in 2013 of approximately $34,000, cost reductions in 2012 of approximately $3,803,000 (Unaudited), and cost increases in 2011 of approximately $6,520,000 (Unaudited) as a result of these agreements. (Refer to Notes 2 and 5 for information on warranty recoveries from related parties.)

4. SALES AND ACCOUNTS RECEIVABLE TO MAJOR CUSTOMERS

The Company had significant sales to three unrelated major customers in 2013, 2012, and 2011. Sales made to these customers as a percentage of total sales made by the Company during 2013, 2012 (Unaudited), and 2011 (Unaudited), are disclosed in the table below. In addition, accounts receivable from these customers as of September 30, 2013 and 2012 (Unaudited) (dollars in millions), are disclosed in the table below.

	2013			2012 (Unaudited)			2011 (Unaudited)
	Percentage of		Accounts	Percentage of		Accounts	Percentage of
Customer	Total Sales	Sales	Receivable	Total Sales	Sales	Receivable	Total Sales	Sales

1	32%	$84	$5	31%	$85	$3	26%	$62
2	6	17	4	8	22	3	9	21
3	4	12	3	6	16	3	6	14

A majority of the Company’s sales are to manufacturers of heavy‑duty trucks and trailers. Many of the Company’s automotive industry customers are unionized, and work stoppages or slowdowns experienced by them could have an adverse effect on the Company’s results of operations. Substantially, all of the receivables are from companies operating in the domestic transportation equipment industry.
5. WARRANTY AND POLICY

Warranty accruals are recorded based on historical claims paid and as a percentage of sales in the year the sale is made. Warranties not expected to be paid within one year are recorded as a noncurrent liability.
The changes in the total carrying amount of the Company’s warranty and policy liability for the years ended September 30, 2013, 2012 (Unaudited), and 2011 (Unaudited) are shown below.

	2013	2012	2011
		Unaudited	Unaudited
Balance - beginning	$7,577,293	$11,453,514	$12,986,337
Accrual for product warranty	4,844,194	2,368,582	5,363,177
Payments	(6,638,539)	(8,811,693)	(5,300,000)
Changes in estimates	2,702,374	2,566,890	(1,596,000)
Balance - ending	8,485,322	7,577,293	11,453,514

6. PARTNERS’ CAPITAL

The summary of Partners’ capital accounts for the years ended September 30, 2013, 2012 (Unaudited), and 2011 (Unaudited), is as follows:

	Meritor	WABCO	Total

Balance - October 1, 2010 (Unaudited)	$9,994,135	$9,994,135	19,988,270
Net income for the year (Unaudited)	13,270,050	13,270,050	26,540,100
Distributions (Unaudited)	(10,000,000)	(10,000,000)	(20,000,000)
Balance - September 30, 2011 (Unaudited)	13,264,185	13,264,185	26,528,370
Net income for the year (Unaudited)	16,120,747	16,120,747	32,241,494
Distributions (Unaudited)	(14,000,000)	(14,000,000)	(28,000,000)
Balance - September 2012 (Unaudited)	15,384,932	15,384,932	30,769,864
Net income for the year	15,902,650	15,902,650	31,805,300
Distributions	(15,500,000)	(15,500,000)	(31,000,000)
Balance - September 30, 2013	$15,787,582	$15,787,582	$31,575,164

7. COMMITMENTS

The Company leases its principal operating facility, a warehouse located in Hebron, Kentucky. The lease commenced on October 1, 1999, with options to renew at the end of the lease term. The initial lease term was for a period of five years. In 2004, the Company extended its lease for an additional five years. In 2008, an agreement was reached with the lessor and an addendum to the lease agreement was executed. Effective November 1, 2008, the Company reduced its leased premises by 16,910 square feet. Terms of this renegotiated lease are 60 months beginning November 1, 2009, and ending October 31, 2014. The lease agreement requires current monthly rentals plus the tenant’s share of property taxes and operating expenses. In addition, the Company leases office space in Troy, Michigan from one of the joint venture partners on a month‑to‑month basis. Lease payments are made monthly. Total rental expense under these agreements was approximately $1,169,978, $1,189,248 (Unaudited), and $1,031,189 (Unaudited) for the years ended September 30, 2013, 2012, and 2011, respectively.
Future minimum lease payments for the years ending September 30 are as follows:

Years Ending
September 30
2014	$425,142
2015	35,428
Total	$460,570

8. FAIR VALUE MEASUREMENTS

ASC 820 provides a definition of fair value, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, and requires expanded disclosures about fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets, Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, and Level 3, defined as unobservable inputs in which little or no market data exists; therefore requiring an entity to develop its own assumptions.

As of September 30, 2013 and 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These consist of investments in money market mutual funds recorded within cash and cash equivalents. These funds are valued at the daily closing price as reported by the fund. The mutual funds held by the Company are deemed to be actively traded.
Assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2013, were as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents - money market mutual funds	$5,760,406	$—	$—

Assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2012 (Unaudited), were as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents - money market mutual funds	$2,788,751	$—	$—

There were no financial assets or liabilities carried at fair value on a nonrecurring basis as of September 30, 2013 and 2012.
Transfers Between Levels - The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances the transfer is reported at the beginning of the reporting period.
We evaluate the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets. For the years ended September 30, 2013, 2012, and 2011, there were no transfers between levels.
9. SUBSEQUENT EVENTS

No events have occurred after September 30, 2013, but before December 10, 2013, the date the financial statements were available to be issued.

(2) Financial Statement Schedule for the years ended September 30, 2013, 2012 and 2011. The following schedule was filed as part of the Annual Report filed with the SEC on November 20, 2013:

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

*10-b-3
Description of Performance Goals for fiscal years 2014-2016 Established in connection with Performance Plans under Long Term Incentive Plans, filed as Exhibit 10-b-3 to Meritor 2013 Form 10-K for the fiscal year ended September 29, 2013 (the "2013 10-K) is incorporated herein by reference.

*10-b-4	Description of Annual Incentive Goals Established for Fiscal year 2014 under the Incentive Compensation Plan, filed as Exhibit 10-b-4 to the 2013 10-K is incorporated herein by reference.

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

*10-e-8	Form of Performance Share Agreement under 2010 Long-term Incentive Plan, as amended, filed as Exhibit 10-e-8 to the 2013 10-K is incorporated herein by reference.

*10-e-9
Form of Restricted Stock Unit Agreement for grants on or after December 1, 2013 under 2010 Long-term Incentive Plan, as amended, filed as Exhibit 10-e-9 to the 2013 10-K is incorporated herein by reference.

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

10-m-16
Third Amendment to the Receivables Purchase Agreement dated as of October 11, 2013 among ArvinMeritor Receivables Corporation, as Seller, Meritor, Inc., as servicer, PNC Bank, National Association, as a Related Committed Purchaser, as an LC Participant, as a Purchaser Agent, as LC Bank, as Administrator and as Assignee and Market Street Funding LLC as Conduit Purchaser and as Assignor, filed as Exhibit 10-m-16 to the 2013 10-K is incorporated herein by reference.

10-m-17
Extension Letter dated June 10, 2013 from Meritor HVS AB to Viking Asset Purchaser No. 7 IC and Citicorp Trustee Company Limited filed as Exhibit 10-d to Meritor's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 is incorporated herein by reference.

10-m-18
Amendment No. 4 effective as of October 29, 2013 to the Receivables Purchase Agreement dated as of October 29, 2010, as amended (as so amended, the “Receivables Purchase Agreement), with an affiliate of Nordea Bank AB known as Viking Asset Purchaser No 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey, as purchaser (“Viking”), and Citicorp Trustee Company Limited, as programme trustee, filed as Exhibit 10-m-18 to the 2013 10-K is incorporated herein by reference.

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

10-z*	Option Grant agreement dated as of September 11, 2013 between Meritor, Inc. and Ivor J. Evans, filed as Exhibit 10-z to the 2013 10-K is incorporated herein by reference.

10-zz*	Form of Performance Share Agreement for grant from Meritor, Inc. to Jeffrey Craig on December 1, 2013, filed as Exhibit 10-zz to the 2013 10-K is incorporated herein by reference.

12	Computation of ratio of earnings to fixed charges, filed as Exhibit 12 to the 2013 10-K is incorporated herein by reference.

21	List of Subsidiaries of Meritor, Inc., filed as Exhibit 21 to the 2013 10-K is incorporated herein by reference.

23-a	Consent of Vernon G. Baker, II, Esq., Senior Vice President and General Counsel, filed as Exhibit 23-a to the 2013 10-K is incorporated herein by reference.

23-b	Consent of Deloitte & Touche LLP, independent registered public accounting firm, filed as Exhibit 23-b to the 2013 10-K is incorporated herein by reference.

23-c	Consent of Bates White LLC, filed as Exhibit 23-c to the 2013 10-K is incorporated herein by reference.

23-d**	Consent of Deloitte & Touche Independent Auditors relating to the financial statements of Meritor WABCO Vehicle Control Systems.

24
Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of Meritor, filed as Exhibit 24 to the 2013 10-K is incorporated herein by reference.

31-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32-a**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

32-b**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350.

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

____________________
*Management contract or compensatory plan or arrangement.
** Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

By:	/s/ Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer

Date: December 10, 2013