Form 10-Q
period 2013-12-29
MERITOR INC
filed 2014-01-30
CIK 1113256

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 29, 2013
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
97,757,436 shares of Common Stock, $1.00 par value, of Meritor, Inc. were outstanding on December 29, 2013.

MERITOR, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Three Months Ended December 31,
	2013	2012
	(Unaudited)
Sales	$907	$891
Cost of sales	(804)	(808)
GROSS MARGIN	103	83
Selling, general and administrative	(59)	(62)
Restructuring costs	(1)	(6)
Other operating expense	(1)	(1)
OPERATING INCOME	42	14
Equity in earnings of affiliates	8	9
Interest expense, net	(27)	(29)
INCOME (LOSS) BEFORE INCOME TAXES	23	(6)
Provision for income taxes	(10)	(10)
INCOME (LOSS) FROM CONTINUING OPERATIONS	13	(16)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	(5)
NET INCOME (LOSS)	13	(21)
Less: Net income attributable to noncontrolling interests	(2)	—
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$11	$(21)
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.
Net income (loss) from continuing operations	$11	$(16)
Loss from discontinued operations	—	(5)
Net income (loss)	$11	$(21)
BASIC EARNINGS (LOSS) PER SHARE
Continuing operations	$0.11	$(0.17)
Discontinued operations	—	(0.05)
Basic earnings (loss) per share	$0.11	$(0.22)
DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$0.11	$(0.17)
Discontinued operations	—	(0.05)
Diluted earnings (loss) per share	$0.11	$(0.22)

Basic average common shares outstanding	97.3	96.7
Diluted average common shares outstanding	98.7	96.7

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Three Months Ended December 31,
	2013	2012
	(Unaudited)
Net income (loss)	$13	$(21)
Other comprehensive income (loss):
Foreign currency translation adjustments	(10)	(4)
Pension and other postretirement benefit related adjustments	10	—
Unrealized losses on investments:
Unrealized loss on investments and foreign exchange contracts	—	(1)
Other comprehensive loss, net of tax	—	(5)
Total comprehensive income (loss)	13	(26)
Less: Comprehensive income attributable to noncontrolling interest	(2)	(1)
Comprehensive income (loss) attributable to Meritor, Inc.	$11	$(27)

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2013	September 30, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$300	$318
Receivables, trade and other, net	534	596
Inventories	432	414
Other current assets	57	56
TOTAL CURRENT ASSETS	1,323	1,384
NET PROPERTY	410	417
GOODWILL	436	434
OTHER ASSETS	328	335
TOTAL ASSETS	$2,497	$2,570
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term debt	$12	$13
Accounts and notes payable	651	694
Other current liabilities	323	339
TOTAL CURRENT LIABILITIES	986	1,046
LONG-TERM DEBT	1,126	1,125
RETIREMENT BENEFITS	875	886
OTHER LIABILITIES	318	335
TOTAL LIABILITIES	3,305	3,392
COMMITMENTS AND CONTINGENCIES (NOTE 18)
EQUITY (DEFICIT):
Common stock (December 31, 2013 and September 30, 2013, 97.8 and 97.4 shares issued and outstanding, respectively)	97	97
Additional paid-in capital	915	914
Accumulated deficit	(1,116)	(1,127)
Accumulated other comprehensive loss	(734)	(734)
Total deficit attributable to Meritor, Inc.	(838)	(850)
Noncontrolling interests	30	28
TOTAL DEFICIT	(808)	(822)
TOTAL LIABILITIES AND DEFICIT	$2,497	$2,570

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended December 31,
	2013	2012
	(Unaudited)
OPERATING ACTIVITIES
CASH USED FOR OPERATING ACTIVITIES (See Note 8)	$(4)	$(91)
INVESTING ACTIVITIES
Capital expenditures	(12)	(15)
CASH USED FOR INVESTING ACTIVITIES	(12)	(15)
FINANCING ACTIVITIES
Repayment of notes and term loan	(4)	(233)
Proceeds from debt issuance	—	225
Debt issuance costs	—	(5)
Other financing activities	3	1
CASH USED FOR FINANCING ACTIVITIES	(1)	(12)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1)	—
CHANGE IN CASH AND CASH EQUIVALENTS	(18)	(118)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	318	257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$300	$139

See notes to consolidated financial statements.

MERITOR, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
(In millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Deficit Attributable to Meritor, Inc.	Noncontrolling Interests	Total
Beginning balance at September 30, 2013	$97	$914	$(1,127)	$(734)	$(850)	$28	$(822)
Comprehensive income	—	—	11	—	11	2	13
Equity based compensation expense	—	1	—	—	1	—	1
Ending Balance at December 31, 2013	$97	$915	$(1,116)	$(734)	$(838)	$30	$(808)

Beginning balance at September 30, 2012	$96	$901	$(1,105)	$(915)	$(1,023)	$41	$(982)
Comprehensive income (loss)	—	—	(21)	(6)	(27)	1	(26)
Vesting of restricted stock	1	(1)	—	—	—	—	—
Repurchase of convertible notes	—	(2)	—	—	(2)	—	(2)
Issuance of convertible notes	—	9	—	—	9	—	9
Equity based compensation expense	—	2	—	—	2	—	2
Noncontrolling interest dividends	—	—	—	—	—	(12)	(12)
Ending Balance at December 31, 2012	$97	$909	$(1,126)	$(921)	$(1,041)	$30	$(1,011)

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
In the opinion of the company, the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal, recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These statements should be read in conjunction with the company’s audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2013. The results of operations for the three months ended December 31, 2013, are not necessarily indicative of the results for the full year.
The company’s fiscal year ends on the Sunday nearest September 30. The first quarter of fiscal years 2014 and 2013 ended on December 29, 2013 and December 30, 2012, respectively. All year and quarter references relate to the company’s fiscal year and fiscal quarters, unless otherwise stated. For ease of presentation, September 30 and December 31 are used consistently throughout this report to represent the fiscal year end and first quarter end, respectively.
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
A reconciliation of basic average common shares outstanding to diluted average common shares outstanding is as follows (in millions):

	Three Months Ended December 31,
	2013	2012
Basic average common shares outstanding	97.3	96.7
Impact of stock options	—	—
Impact of restricted and performance shares	1.4	—
Diluted average common shares outstanding	98.7	96.7
For the three months ended December 31, 2013 and 2012, options to purchase 0.8 million and 0.6 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their exercise price exceeded the average market price for the period and thus their inclusion would be anti-dilutive. The company’s convertible senior unsecured notes are excluded from the computation of diluted earnings per share, as the company's average stock price during each period is less than the conversion price.
On November 7, 2013, the Board of Directors approved a grant of performance restricted share units to all executives eligible to participate in the long-term incentive plan. Each performance share unit represents the right to receive one share of common stock upon achievement of certain performance and time vesting criteria. The fair value of each share unit is $7.97, the company’s share price on the grant date of December 1, 2013.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The actual number of performance units that will vest will depend upon the company’s performance relative to the established M2016 goals for the three-year performance period of October 1, 2013 to September 30, 2016, measured at the end of the performance period. The number of shares that vest will be between 0% and 200% of the estimated grant date amount of 1.5 million shares. Compensation cost recognized for the three months ended December 31, 2013 related to the performance shares was not material. As of December 31, 2013 the dilutive impact of previously issued restricted shares and the performance shares was 1.4 million shares.
3. New Accounting Standards
Accounting standards implemented during fiscal year 2014
In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The company has adopted this guidance effective first quarter of fiscal year 2014 within Note 16.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires that reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income be presented on the financial statements or in a note to the financial statements. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The company has adopted this guidance effective first quarter of fiscal year 2014 within Note 19.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 eliminates the option of presenting unrecognized tax benefits as a liability or as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward. An unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. The company has adopted this guidance effective first quarter of fiscal year 2014. The adoption of ASU 2013-11 did not affect the company's consolidated statement of financial position, results of operations, or cash flows.
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
A summary of the changes in the carrying value of goodwill by the company's two reportable segments are presented below (in millions):

	Commercial Truck & Industrial	Aftermarket & Trailer	Total
Beginning balance at September 30, 2013	$262	$172	$434
Foreign currency translation	1	1	2
Balance at December 31, 2013	$263	$173	$436

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Restructuring Costs
     At both December 31, 2013 and September 30, 2013, $10 million and $12 million, respectively, of restructuring reserves primarily related to unpaid employee termination benefits remained in the consolidated balance sheet. The changes in restructuring reserves for the three months ended December 31, 2013 and 2012 are as follows (in millions):

	Employee Termination Benefits	Asset Impairment	Plant Shutdown & Other	Total
Beginning balance at September 30, 2013	$12	$—	$—	$12
Activity during the period:
Charges to continuing operations	1	—	—	1
Cash payments – continuing operations	(3)	—	—	(3)
Total restructuring reserves at December 31, 2013	10	—	—	10
Less: non-current restructuring reserves	(3)	—	—	(3)
Restructuring reserves – current, at December 31, 2013	$7	$—	$—	$7

Balance at September 30, 2012	$15	$—	$—	$15
Activity during the period:
Charges to continuing operations	6	—	—	6
Cash payments – continuing operations	(5)	—	—	(5)
Total restructuring reserves at December 31, 2012	16	—	—	16
Less: non-current restructuring reserves	(4)	—	—	(4)
Restructuring reserves – current, at December 31, 2012	$12	$—	$—	$12
Variable Labor Reductions: During the fourth quarter of fiscal year 2012, the company initiated a global variable labor headcount reduction plan intended to reduce labor and other costs in response to market conditions. As part of this action, the company eliminated approximately 600 hourly and 120 salaried positions and incurred $10 million of restructuring costs in the Commercial Truck & Industrial segment, primarily severance benefits, of which $5 million was recognized in fiscal year 2013 and $5 million was recognized in fiscal year 2012. Restructuring actions associated with the variable labor reductions were substantially complete as of September 30, 2013.
Remanufacturing Consolidation: During the first quarter of fiscal year 2013, the company announced the planned consolidation of its remanufacturing operations in the Aftermarket & Trailer segment resulting in the closure of one remanufacturing plant in Canada. The closure resulted in the elimination of 85 hourly positions including approximately 65 positions which were transferred to the company's facility in Indiana. The company recorded restructuring charges of $3 million during fiscal year 2013, primarily associated with employee severance charges. Restructuring actions associated with the remanufacturing consolidation were substantially complete as of September 30, 2013.
Segment Reorganization and Asia Pacific Realignment: On November 12, 2012, the company announced a revised management reporting structure resulting in two business segments to drive efficiencies. On January 8, 2013, the company announced restructuring actions related to this business segment rationalization. On March 26, 2013, the company announced plans to consolidate its operations in China by transferring manufacturing operations to the company's off-highway facility and closing its facility in Wuxi, China.

During fiscal year 2013, the company recorded employee severance charges and other exit costs associated with the elimination of approximately 200 salaried positions (including contract employees) and 50 hourly positions of $8 million and $3 million in the Commercial Truck & Industrial and Aftermarket & Trailer segments, respectively, as well as $3 million at a corporate location. The company also recognized $2 million within the Commercial Truck & Industrial segment related to a lease termination. Restructuring actions associated with this program were substantially complete as of September 30, 2013.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

M2016 Footprint Actions: As part of the company's M2016 Strategy, a three-year plan to achieve sustainable financial strength, the company approved a North American footprint realignment action and a European Shared Services Reorganization. As part of these actions, the company eliminated 74 hourly and 27 salaried positions and incurred $2 million of restructuring costs in the Commercial Truck & Industrial segment. The company recognized costs of $2 million within the Commercial Truck & Industrial segment, primarily related to severance benefits, during fiscal year 2013.
6. Income Taxes
For each interim reporting period, the company makes an estimate of the effective tax rate expected to be applicable for the full fiscal year pursuant to FASB ASC Topic 740-270, “Accounting for Income Taxes in Interim Periods.” The rate so determined is used in providing for income taxes on a year-to-date basis. Jurisdictions with a projected loss for the year or an actual year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of including these jurisdictions on the quarterly effective rate calculation could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.
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
For the first three months of fiscal years 2014 and 2013, the company had approximately $8 million and $31 million, respectively, of net pre-tax losses in tax jurisdictions in which a tax benefit is not recorded. Losses arising from these jurisdictions resulted in increasing the valuation allowance, rather than reducing income tax expense.
7. Accounts Receivable Factoring & Securitization
     Off-balance sheet arrangements
Swedish Factoring Facility: The company has an arrangement to sell trade receivables due from AB Volvo through one of its European subsidiaries. Under this arrangement, which was renewed on June 10, 2013 and which now terminates on June 28, 2014, the company can sell up to, at any point in time, €150 million ($205 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €165 million ($226 million) and €148 million ($199 million) of this accounts receivable factoring facility as of December 31, 2013 and September 30, 2013, respectively. In the first quarter of fiscal year 2014, the company utilized more than the committed eligible trade receivable amount of $205 million. The arrangement allows the purchaser to exceed the committed amount at its own discretion, but is not obligated to do so.
U.S. Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its subsidiaries. Under this arrangement, which was renewed on October 29, 2013, and which now terminates on October 29, 2014, the company can sell up to, at any point in time, €65 million ($89 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €52 million ($71 million) and €48 million ($65 million) of this accounts receivable factoring facility as of December 31, 2013 and September 30, 2013, respectively.
     The above facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through October 2014. The commitments are subject to standard terms and conditions for these types of arrangements.
     United Kingdom Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its United Kingdom subsidiaries. Under this arrangement, which was renewed on January 24, 2013 and now expires in February 2018, the company can sell up to, at any point in time, €25 million ($34 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €9 million ($12 million) and €7 million ($9 million) of this accounts receivable factoring facility as of December 31, 2013 and September 30, 2013, respectively. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Italy Factoring Facility: The company has an arrangement to sell trade receivables from AB Volvo and its European subsidiaries through one of its Italian subsidiaries. Under this arrangement, which expires in June 2017, the company can sell up to, at any point in time, €30 million ($41 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized €13 million ($18 million) and €10 million ($14 million) of this accounts receivable factoring facility as of December 31, 2013 and September 30, 2013, respectively. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     In addition, several of the company’s subsidiaries, primarily in Europe, factor eligible accounts receivable with financial institutions. Certain receivables are factored without recourse to the company and are excluded from accounts receivable in the consolidated balance sheet. The amount of factored receivables excluded from accounts receivable was $19 million and $18 million at December 31, 2013 and September 30, 2013, respectively.
Brazil Factoring Facility: The company entered into an arrangement to sell trade receivables from MAN and its subsidiaries. Under this arrangement, which began in October 2013 and expires in March 2014, the company can sell up to, at any point in time, R$100 million ($43 million) of eligible trade receivables. The receivables under this program are sold at face value and are excluded from the consolidated balance sheet. The company had utilized R$86 million ($37 million) of this accounts receivable factoring facility as of December 31, 2013. The commitment is subject to standard terms and conditions for these types of arrangements including a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the program.
     Total costs associated with all of the off-balance sheet arrangements described above were $3 million and $1 million in the three months ended December 31, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations.
     On-balance sheet arrangements
The company has a $100 million U.S. accounts receivables securitization facility. On June 21, 2013, the company entered into a one-year extension of the facility expiration date, which after the amendment, expires on June 18, 2016. On October 11, 2013, the company entered into an amendment whereby Market Street Funding, LLC assigned its purchase commitment to PNC Bank National Association (PNC). This program is provided by PNC, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, the company has the ability to sell an undivided percentage ownership interest in substantially all of its trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for the company's U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At December 31, 2013, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to the company's priority-debt-to-EBITDA ratio, which is the same as the corresponding covenant in the company's revolving credit facility as it exists on the date of the agreement and a cross default to the revolving credit facility. At December 31, 2013, the company was in compliance with all covenants under its credit agreement (see Note 15).

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Operating Cash Flow
The reconciliation of net income (loss) to cash flows used for operating activities is as follows (in millions):

	Three Months Ended December 31,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$13	$(21)
Less: Loss from discontinued operations, net of tax	—	(5)
Income (loss) from continuing operations	13	(16)
Adjustments to income (loss) from continuing operations to arrive at cash used for operating activities:
Depreciation and amortization	16	16
Restructuring costs	1	6
Loss on debt extinguishment	—	5
Equity in earnings of affiliates	(8)	(9)
Pension and retiree medical expense	10	10
Other adjustments to income (loss) from continuing operations	4	4
Dividends received from affiliates	5	3
Pension and retiree medical contributions	(9)	(15)
Restructuring payments	(3)	(5)
Changes in off-balance sheet accounts receivable factoring	81	33
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, foreign currency adjustments and discontinued operations	(111)	(113)
Operating cash flows used for continuing operations	(1)	(81)
Operating cash flows used for discontinued operations	(3)	(10)
CASH USED FOR OPERATING ACTIVITIES	$(4)	$(91)
9. Inventories
Inventories are stated at the lower of cost (using FIFO or average methods) or market (determined on the basis of estimated realizable values) and are summarized as follows (in millions):

	December 31, 2013	September 30, 2013
Finished goods	$187	$184
Work in process	39	32
Raw materials, parts and supplies	206	198
Inventories	$432	$414

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Other Current Assets
     Other current assets are summarized as follows (in millions):

	December 31, 2013	September 30, 2013
Current deferred income tax assets	$22	$23
Asbestos-related recoveries (see Note 18)	12	12
Deposits and collateral	3	4
Prepaid and other	20	17
Other current assets	$57	$56
11. Net Property
     Net property is summarized as follows (in millions):

	December 31, 2013	September 30, 2013
Property at cost:
Land and land improvements	$34	$35
Buildings	239	239
Machinery and equipment	917	915
Company-owned tooling	154	152
Construction in progress	48	48
Total	1,392	1,389
Less: Accumulated depreciation	(982)	(972)
Net property	$410	$417
12. Other Assets
     Other assets are summarized as follows (in millions):

	December 31, 2013	September 30, 2013
Investments in non-consolidated joint ventures	$105	$102
Asbestos-related recoveries (see Note 18)	59	59
Non-current deferred income tax assets, net	6	13
Unamortized debt issuance costs	30	32
Capitalized software costs, net	27	28
Prepaid pension costs	56	55
Other	45	46
Other assets	$328	$335
In accordance with FASB ASC Topic 350-40, costs relating to internally developed or purchased software in the preliminary project stage and the post-implementation stage are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The company holds a variable interest in a joint venture accounted for under the equity method of accounting. The joint venture manufactures components for commercial vehicle applications primarily on behalf of the company. The variable interest relates to a supply arrangement between the company and the joint venture whereby the company supplies certain components to the joint venture on a cost-plus basis. The company is not the primary beneficiary of the joint venture, as the joint venture partner has shared or absolute control over key manufacturing operations, labor relationships, financing activities and certain other functions of the joint venture. Therefore, the company does not consolidate the joint venture. At December 31, 2013, the company’s investment in the joint venture was $36 million representing the company’s maximum exposure to loss. This amount is included in investments in non-consolidated joint ventures in the table above.
13. Other Current Liabilities
     Other current liabilities are summarized as follows (in millions):

	December 31, 2013	September 30, 2013
Compensation and benefits	$123	$141
Income taxes	10	8
Taxes other than income taxes	46	47
Accrued interest	17	16
Product warranties	24	20
Restructuring (see Note 5)	7	9
Asbestos-related liabilities (see Note 18)	18	18
Indemnity obligations (see Note 18)	12	12
Other	66	68
Other current liabilities	$323	$339

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
A summary of the changes in product warranties is as follows (in millions):

	Three Months Ended December 31,
	2013	2012
Total product warranties – beginning of period	$57	$44
Accruals for product warranties	4	5
Payments	(4)	(3)
Change in estimates and other	1	(2)
Total product warranties – end of period	58	44
Less: Non-current product warranties	(34)	(28)
Product warranties – current	$24	$16

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Other Liabilities
Other liabilities are summarized as follows (in millions):

	December 31, 2013	September 30, 2013
Asbestos-related liabilities (see Note 18)	$96	$96
Restructuring (see Note 5)	3	3
Non-current deferred income tax liabilities	101	100
Liabilities for uncertain tax positions	13	17
Product warranties (see Note 13)	34	37
Environmental	9	11
Indemnity obligations	21	26
Other	41	45
Other liabilities	$318	$335
15. Long-Term Debt
     Long-Term Debt, net of discounts where applicable, is summarized as follows (in millions):

	December 31, 2013	September 30, 2013
8.125 percent notes due 2015	$84	$84
10.625 percent notes due 2018 (net of issuance discount of $3) (1)	247	247
4.625 percent convertible notes due 2026 (2)	55	55
4.0 percent convertible notes due 2027 (2)	200	200
7.875 percent convertible notes due 2026 (net of issuance discount of $23) (2)	227	227
6.75 percent notes due 2021 (1)	275	275
Term loan	41	45
Capital lease obligation	27	28
Lines of credit and other borrowings	21	18
Unamortized gain on interest rate swap termination	2	2
Unamortized discount on convertible notes	(41)	(43)
Subtotal	1,138	1,138
Less: current maturities	(12)	(13)
Long-term debt	$1,126	$1,125

(1)	The 6.75 percent and 10.625 percent notes contain a call option, which allows for early redemption.

(2)	The 4.625 percent, 4.0 percent and 7.875 percent convertible notes contain a put and call feature, which allows for earlier redemption beginning in 2016, 2019 and 2020, respectively.
Revolving Credit Facility
 On April 23, 2012, the company amended and restated its revolving credit facility. Pursuant to the revolving credit agreement as amended, the company has a $429 million revolving credit facility, $14 million of which matured in January 2014 for a bank not electing to extend its commitments under the revolving credit facility existing at March 31, 2012 and the remaining $415 million of which matures in April 2017. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants as highlighted below.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of the company's priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. The company is required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1.00 as of the last day of the fiscal quarter commencing with the fiscal quarter ending on or about March 31, 2012 through and including the fiscal quarter ending on or about September 30, 2012, (ii) 2.25 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending on or about December 31, 2012 through and including the fiscal quarter ending on or about September 30, 2013, and (iii) 2.00 to 1.00 as of the last day of each fiscal quarter thereafter. At December 31, 2013, the company was in compliance with all covenants under the revolving credit agreement with a ratio of approximately 0.52x for the priority debt-to-EBITDA covenant.
     Availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At December 31, 2013, the revolving credit facility was collateralized by approximately $573 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
     Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin and a commitment fee on undrawn amounts, both of which are based upon the company's current corporate credit rating for senior secured facilities. At December 31, 2013, the margin over LIBOR rate was 425 basis points and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 325 basis points.
Certain of the company's subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the notes outstanding under the company's indentures (see Note 21).
No borrowings were outstanding under the revolving credit facility at December 31, 2013 and September 30, 2013. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. At December 31, 2013 and September 30, 2013, there were no letters of credit outstanding under the revolving credit facility.

Term Loan
     As part of the amendment and restatement of the revolving credit facility, on April 23, 2012 the company entered into a $100 million term loan agreement with a maturity date of April 23, 2017. On December 27, 2013, the company made a payment of $4 million on the principal of the term loan. The remaining term loan balance will amortize over the next three years in annual payments of $3 million, $5 million and $5 million, respectively, with a $28 million principal payment due in fiscal year 2017. Principal payments will be made on a quarterly basis for the duration of the term loan. As of December 31, 2013, the margin over LIBOR rate was 425 basis points. The company may prepay the term loan at any time without penalty or premium. At December 31, 2013, the outstanding balance on the term loan was $41 million.
Debt Securities
In February 2012, the company filed a shelf registration statement with the Securities and Exchange Commission, which was amended in November 2012, registering up to $750 million of debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale. The amount remaining at December 31, 2013 is $475 million.
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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Prior to June 15, 2016, the company may redeem, at its option, from time to time, the 2021 Notes, in whole or in part, at a redemption price equal to 100 percent of the principal amount of the 2021 Notes to be redeemed plus an applicable premium (as defined in the indenture under which the 2021 Notes were issued) and any accrued and unpaid interest. On or after June 15, 2016, the company may redeem, at its option, from time to time, the 2021 Notes, in whole or in part, at the redemption prices (expressed as percentages of the principal amount of the 2021 Notes to be redeemed) set forth below, plus accrued and unpaid interest, if any, if redeemed during the 12-month period beginning on June 15 of the years indicated below:

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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The 2013 Convertible Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of the company's subsidiaries. The 2013 Convertible Notes are senior unsecured obligations and rank equally in right of payment with all of the company's existing and future senior unsecured indebtedness and are junior to any of the company existing and future secured indebtedness.
The 2013 Convertible Notes will be convertible in certain circumstances into cash up to the principal amount at maturity of the 2013 Convertible Notes surrendered for conversion and, if applicable, shares of the company's common stock (subject to a conversion share cap as described below), based on an initial conversion rate, subject to adjustment, equivalent to 83.3333 shares per $1,000 principal amount at maturity of 2013 Convertible Notes (which represents an initial conversion price of $12.00 per share), only under the following circumstances:
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
Capital Leases
     On March 20, 2012, the company entered into an arrangement to finance equipment acquisitions for various U.S. locations. Under this arrangement, the company can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 575 basis points per annum. Under this arrangement, the company can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of December 31, 2013, the company had $27 million outstanding under these and other capital lease arrangements.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Letter of Credit Facilities
The company entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, the company has the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. There were $26 million and $27 million of letters of credit outstanding under this facility at December 31, 2013 and September 30, 2013, respectively. In addition, the company had another $10 million and $9 million of letters of credit outstanding through other letter of credit facilities at December 31, 2013 and September 30, 2013, respectively.

16. Financial Instruments
     Fair values of financial instruments are summarized as follows (in millions):

	December 31, 2013		September 30, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$300	$300	$318	$318
Short-term debt	12	12	13	13
Long-term debt	1,126	1,323	1,125	1,266
Foreign exchange forward contracts (asset)	—	—	—	—
Foreign exchange forward contracts (liability)	—	—	1	1

The following table reflects the offsetting of derivative assets and liabilities (in millions):

	December 31, 2013			September 30, 2013
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Reported
Derivative Asset
Foreign exchange forward contract	1	—	—	—	—	—
Derivative Liabilities
Foreign exchange forward contract	1	—	—	1	—	1

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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Fair value of financial instruments by the valuation hierarchy at December 31, 2013 is as follows (in millions):

	Level 1	Level 2	Level 3
Cash and cash equivalents	$300	$—	$—
Short-term debt	—	—	12
Long-term debt	—	1,247	76
Foreign exchange forward contracts (asset)	—	—	—
Foreign exchange forward contracts (liability)	—	—	—

Cash and cash equivalents — All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. The carrying value approximates fair value because of the short maturity of these instruments. The company did not have any cash equivalents at December 31, 2013 or September 30, 2013.
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
17. Retirement Benefit Liabilities
     Retirement benefit liabilities consisted of the following (in millions):

	December 31, 2013	September 30, 2013
Retiree medical liability	$509	$513
Pension liability	393	396
Other	21	25
Subtotal	923	934
Less: current portion (included in compensation and benefits, Note 13)	(48)	(48)
Retirement benefits	$875	$886

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of net periodic pension and retiree medical expense included in continuing operations for the three months ended December 31 are as follows (in millions):

	2013		2012
	Pension	Retiree Medical	Pension	Retiree Medical
Service cost	$—	$—	$1	$—
Interest cost	20	6	21	5
Assumed return on plan assets	(26)	—	(29)	—
Amortization of prior service costs	—	(2)	—	(2)
Recognized actuarial loss	6	6	7	7
Total expense	$—	$10	$—	$10

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
     The company has been designated as a potentially responsible party at nine Superfund sites, excluding sites as to which the company’s records disclose no involvement or as to which the company’s liability has been finally determined. Management estimates the total reasonably possible costs the company could incur for the remediation of Superfund sites at December 31, 2013 to be approximately $18 million, of which $2 million is probable and recorded as a liability. Included in reasonably possible amounts are estimates for certain remediation actions that may be required if current actions are deemed inadequate by the regulators.
     In addition to the Superfund sites, various other lawsuits, claims and proceedings have been asserted against the company, alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed-of properties. For these matters, management has estimated the total reasonably possible costs the company could incur at December 31, 2013 to be approximately $38 million, of which $17 million is probable and recorded as a liability.
     Included in the company’s environmental liabilities are costs for on-going operation, maintenance and monitoring at environmental sites in which remediation has been put into place. This liability is discounted using discount rates in the range of 0.25 to 3 percent and is approximately $9 million at December 31, 2013. The undiscounted estimate of these costs is approximately $10 million.
     Following are the components of the Superfund and non-Superfund environmental reserves (in millions):

	Superfund Sites	Non-Superfund Sites	Total
Beginning balance at September 30, 2013	$2	$17	$19
Payments and other	—	(1)	(1)
Accruals	—	1	1
Balance at December 31, 2013	$2	$17	$19

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
Asbestos
     Maremont Corporation (“Maremont”), a subsidiary of Meritor, manufactured friction products containing asbestos from 1953 through 1977, when it sold its friction product business. Arvin Industries, Inc., a predecessor of the company, acquired Maremont in 1986. Maremont and many other companies are defendants in suits brought by individuals claiming personal injuries as a result of exposure to asbestos-containing products. Maremont had approximately 5,600 and 5,400 pending asbestos-related claims at December 31, 2013 and September 30, 2013, respectively. Although Maremont has been named in these cases, in the cases where actual injury has been alleged, very few claimants have established that a Maremont product caused their injuries. Plaintiffs’ lawyers often sue dozens or even hundreds of defendants in individual lawsuits on behalf of hundreds or thousands of claimants, seeking damages against all named defendants irrespective of the disease or injury and irrespective of any causal connection with a particular product. For these reasons, Maremont does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining its asbestos-related liability.
     Maremont’s asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2013	September 30, 2013
Pending and future claims	$73	$73
Billed but unpaid claims	1	1
Asbestos-related liabilities	74	74
Asbestos-related insurance recoveries	58	58
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
     Bates White provided an estimate of the reasonably possible range of Maremont's obligation for asbestos personal injury claims over the next ten years of $73 million to $80 million. Management recognized a liability of $73 million as of December 31, 2013 and September 30, 2013, as the most likely and probable liability for pending and future claims over the next ten years. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Maremont. Historically, Maremont has recognized incremental insurance receivables associated with recoveries expected for asbestos-related liabilities as the estimate of asbestos-related liabilities for pending and future claim changes. Maremont currently expects to exhaust the limits of its settled insurance coverage prior to the end of the ten-year forecasted liability period. Maremont believes it has additional insurance coverage, however, certain carriers have disputed coverage under policies they issued (see "Recoveries" below). Because no insurance receivable is currently recognized for these policies in dispute, Maremont recognized a $9 million charge in the fourth quarter of fiscal year 2013 associated with its annual valuation of asbestos-related liabilities.
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
Recoveries: Maremont has insurance that reimburses a substantial portion of the costs incurred defending against asbestos-related claims. The insurance receivable related to asbestos-related liabilities is $58 million as of December 31, 2013 and September 30, 2013. The receivable at December 31, 2013 is for coverage provided by two insurance carriers based on coverage in place agreements. Maremont currently expects to exhaust the remaining limits provided by this coverage sometime in the next ten-years. Maremont maintained insurance coverage with other insurance carriers that management believes covers indemnity and defense costs. Maremont has incurred liabilities allocable to these policies but has not yet billed these insurance carriers, and no receivable has been recorded for these disputed policies. During fiscal year 2013, Maremont reinitiated a lawsuit against these carriers, seeking a declaration of its rights to insurance for asbestos claims and to facilitate an orderly and timely collection of insurance proceeds. The difference between the estimated liability and insurance receivable is primarily related to proceeds received from settled insurance policies and claims for which coverage under Maremont's insurance policies is in dispute with the insurer. Certain insurance policies have been settled in cash prior to the ultimate settlement of the related asbestos liabilities. Amounts received from insurance settlements generally reduce recorded insurance receivables.

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
     Rockwell International (Rockwell) — ArvinMeritor, Inc. (AM), a subsidiary of Meritor, along with many other companies, has also been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos used in certain components of Rockwell products many years ago. Liability for these claims was transferred at the time of the spin-off of the automotive business from Rockwell in 1997. At December 31, 2013 and September 30, 2013, there were approximately 2,700 and 2,600, respectively, pending active asbestos claims in lawsuits that name AM, together with many other companies, as defendants. A significant portion of the claims do not identify any of Rockwell’s products or specify which of the claimants, if any, were exposed to asbestos attributable to Rockwell’s products, and past experience has shown that the vast majority of the claimants will likely never identify any of Rockwell’s products. Historically, AM has been dismissed from the vast majority of similar claims filed in the past with no payment to claimants. For those claimants who do show that they worked with Rockwell’s products, management nevertheless believes it has meritorious defenses, in substantial part due to the integrity of the products involved and the lack of any impairing medical condition on the part of many claimants. For these reasons, the company does not consider the number of claims filed or the damages alleged to be a meaningful factor in determining asbestos-related liabilities.
     Rockwell's asbestos-related reserves and corresponding asbestos-related recoveries are summarized as follows (in millions):

	December 31, 2013	September 30, 2013
Pending and future claims	$40	$40
Asbestos-related insurance recoveries	13	13
The company engages Bates White to assist with determining whether it would be possible to estimate the cost of resolving pending and future Rockwell legacy asbestos-related claims that have been, and could reasonably be expected to be, filed against the company. As of September 30, 2013, Bates White provided an estimate that consisted of a range of equally likely possibilities of Rockwell’s obligation for asbestos personal injury claims over the next ten years of $40 million to $45 million. Management recognized a liability of $40 million as of December 31, 2013 and September 30, 2013, as the most likely and probable liability for pending and future claims over the next ten years. The ultimate cost of resolving pending and future claims is estimated based on the history of claims and expenses for plaintiffs represented by law firms in jurisdictions with an established history with Rockwell.
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

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The insurance receivable related to asbestos-related liabilities is $13 million at December 31, 2013 and September 30, 2013. Included in these amounts are insurance receivables of $9 million at December 31, 2013 and September 30, 2013 that are associated with policies in dispute. Rockwell maintained insurance coverage that management believes covers indemnity and defense costs, over and above self-insurance retentions, for most of these claims. The company has initiated claims against certain of these carriers to enforce the insurance policies, which are in various stages of the litigation process. The company expects to recover some portion of defense and indemnity costs it has incurred to date, over and above self-insured retentions, and some portion of the costs for defending asbestos claims going forward. The amounts recognized for policies in dispute are based on consultation with advisors, status of settlement negotiations with certain insurers and underlying analysis performed by management. The remaining receivable recognized is related to coverage provided by one carrier based on an insurance agreement in place. If the assumptions with respect to the estimation period, nature of pending claims, the cost to resolve claims and the amount of available insurance prove to be incorrect, the actual amount of liability for Rockwell asbestos-related claims, and the effect on the company, could differ materially from current estimates and, therefore, could have a material impact on the company’s financial condition and results of operations.
Indemnifications
In December 2005, the company guaranteed a third party’s obligation to reimburse another party for payment of health and prescription drug benefits to a group of retired employees. The retirees were former employees of a wholly-owned subsidiary of the company prior to it being acquired by the company. The wholly-owned subsidiary, which was part of the company’s light vehicle aftermarket business, was sold by the company in fiscal year 2006. Prior to May 2009, except as set forth hereinafter, the third party met its obligations to reimburse the other party. In May 2009, the third party filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code requiring the company to recognize its obligations under the guarantee. The company recorded a $28 million liability in fiscal year 2009 for this matter. At December 31, 2013 and September 30, 2013, the remaining estimated liability for this matter was approximately $16 million and $17 million, respectively.
     The company has provided indemnifications in conjunction with certain transactions, primarily divestitures. These indemnities address a variety of matters, which may include environmental, tax, asbestos and employment-related matters, and the periods of indemnification vary in duration.
On January 3, 2011, the company completed the sale of its Body Systems business. The sale agreement contains certain customary representations, warranties and covenants of the seller and the purchaser. The agreement also includes provisions governing post-closing indemnities between the seller and the purchaser for losses arising from specified events. At December 31, 2013 and September 30, 2013 the company has recognized estimates for such indemnities, primarily related to income tax matters, of $2 million and $3 million, respectively. This amount is included in other liabilities in the accompanying condensed consolidated balance sheet.
In connection with the sale of its interest in Meritor Suspension Systems Company in October 2009, the company provided certain indemnifications to the buyer for its share of potential obligations related to pension funding shortfall, environmental and other contingencies, and valuation of certain accounts receivable and inventories. The company's estimated exposure under these indemnities at December 31, 2013 and September 30, 2013 is approximately $8 million and $11 million, respectively, and is included in other current liabilities and other liabilities in the condensed consolidated balance sheet.
The company is not aware of any other claims or other information that would give rise to material payments under such indemnifications.
Other
As a result of performing ongoing product conformance testing in the ordinary course of business, during fiscal year 2013 the company identified a non-safety related, potential product performance issue arising from a defective supplier component which the company is in the process of investigating. To the company's knowledge, there have been no failures in the field. The company has notified all major customers and has initiated a campaign. Although the company is in the early stages of testing and has no definitive basis to determine what the exposure will ultimately be, the company believes it is a finite population affecting up to 6,000 axles. Management has estimated the total reasonably possible costs the company could incur at December 31, 2013 to be in the range of $12 million to $20 million, of which $12 million is probable and recorded as a specific warranty contingency reserve (see Note 13). In the fourth quarter of fiscal year 2013, the company received $5 million of non-cash cost recovery from the component supplier.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The company is evaluating certain sale transactions to determine if value added tax was required to be remitted to certain tax jurisdictions for the tax years 2007 through 2012. The company's estimated reasonably possible exposure for this matter is $6 million to $9 million. The company recorded approximately $6 million as its estimate of the probable liability at December 31, 2013 and September 30, 2013.
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
19. Accumulated Other Comprehensive Loss (AOCL)
     AOCL and the changes in AOCL by components, net of tax are as follows (in millions):

	Foreign Currency Translation	Employee Benefit Related Adjustments	Unrealized Loss, net of tax	Total
Balance at September 30, 2013	$61	$(792)	$(3)	$(734)
Other comprehensive loss before reclassification	(10)	—	—	(10)
Amounts reclassified from accumulated other comprehensive income - net of tax	—	10	—	10
Net current-period other comprehensive income (loss)	$(10)	$10	$—	$—
Balance at December 31, 2013	$51	$(782)	$(3)	$(734)

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Consolidated Statement of Operations
Employee Benefit Related Adjustment
Prior service costs	$(2)	(a)
Acturial losses	12	(a)
	10	Total before tax
	—	Tax benefit
	10	Net of tax

Total reclassifications for the period	$10	Net of tax

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension and retiree medical expense (see Note 17 for additional details).

20. Business Segment Information
The company defines its operating segments as components of its business where separate financial information is available and is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The company’s CODM is the Chief Executive Officer.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The company has two reportable segments at December 31, 2013, as follows:

•
The Commercial Truck & Industrial segment supplies drivetrain systems and components, including axles, drivelines and braking and suspension systems, primarily for medium- and heavy-duty trucks, off-highway, military, construction, bus and coach, fire and emergency and other applications in North America, South America, Europe and Asia Pacific. This segment also includes the company's aftermarket businesses in Asia Pacific and South America; and:

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
     Segment information is summarized as follows (in millions):

	Commercial Truck	Aftermarket & Trailer	Eliminations	Total
Three Months Ended December 31, 2013
External Sales	$703	$204	$—	$907
Intersegment Sales	24	4	(28)	—
Total Sales	$727	$208	$(28)	$907
Three Months Ended December 31, 2012
External Sales	$694	$197	$—	$891
Intersegment Sales	21	6	(27)	—
Total Sales	$715	$203	$(27)	$891

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended December 31,
	2013	2012
Segment EBITDA:
Commercial Truck & Industrial	$53	$34
Aftermarket & Trailer	19	13
Segment EBITDA	72	47
Unallocated legacy and corporate costs, net (1)	(2)	(1)
Interest expense, net	(27)	(29)
Provision for income taxes	(10)	(10)
Depreciation and amortization	(16)	(16)
Noncontrolling interests	(2)	—
Loss on sale of receivables	(3)	(1)
Restructuring costs	(1)	(6)
Income (loss) from continuing operations attributable to Meritor, Inc.	$11	$(16)

(1)
Unallocated legacy and corporate costs, net represents items that are not directly related to our business segments and primarily include pension and medical costs associated with sold business and other legacy costs for environmental and product liability.

Segment Assets:	December 31, 2013	September 30, 2013
Commercial Truck & Industrial	$1,866	$1,822
Aftermarket & Trailer	479	485
Total segment assets	2,345	2,307
Corporate(1)	535	568
Less: Accounts receivable sold under off-balance sheet factoring programs(2)	(383)	(305)
Total assets	$2,497	$2,570

(1)	Corporate assets consist primarily of cash, deferred income taxes and prepaid pension costs.

(2)
At December 31, 2013 and September 30, 2013 segment assets include $383 million and $305 million, respectively, of accounts receivable sold under off-balance sheet accounts receivable factoring programs (See Note 7). These sold receivables are included in segment assets as the CODM reviews segment assets inclusive of these balances.

Index
MERITOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

21. Supplemental Guarantor Condensed Consolidating Financial Statements
Article 3-10 of Regulation S-X (S-X Rule 3-10) requires that separate financial information for issuers and guarantors of registered securities be filed in certain circumstances. Certain of the company's 100% owned subsidiaries, as defined in the credit agreement (the Guarantors), irrevocably and unconditionally guarantee amounts outstanding under the senior secured revolving credit facility. Similar subsidiary guarantees were provided for the benefit of the holders of the notes outstanding under the company's indentures (see Note 15).

Schedule I of Article 5-04 of Regulation S-X (S-X Rule 5-04) requires that condensed financial information of the registrant (parent) be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. As of December 31, 2013, net assets that exceed 25 percent of the consolidated net assets of parent of certain subsidiaries in China and India and certain unconsolidated subsidiaries are restricted by law from transfer by cash dividends, loans or advances to parent. As of December 31, 2013 the amount of the net assets restricted from transfer by law was $37 million.

In lieu of providing separate audited financial statements for the parent and guarantors, the company has included the accompanying condensed consolidating financial statements as permitted by S-X Rules 3-10 and 5-04. These condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the parent's share of the subsidiary's cumulative results of operations, capital contributions and distribution and other equity changes. The guarantors are combined in the condensed consolidated financial statements.

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$312	$595	$—	$907
Subsidiaries	—	34	14	(48)	—
Total sales	—	346	609	(48)	907
Cost of sales	(13)	(301)	(538)	48	(804)
GROSS MARGIN	(13)	45	71	—	103
Selling, general and administrative	(17)	(23)	(19)	—	(59)
Restructuring costs	—	—	(1)	—	(1)
Other operating expense	—	(1)	—	—	(1)
OPERATING INCOME (LOSS)	(30)	21	51	—	42
Equity in earnings of affiliates	—	6	2	—	8
Interest income (expense), net	(34)	9	(2)	—	(27)
INCOME (LOSS) BEFORE INCOME TAXES	(64)	36	51	—	23
Provision for income taxes	—	(2)	(8)	—	(10)
Equity income from continuing operations of subsidiaries	75	37	—	(112)	—
INCOME FROM CONTINUING OPERATIONS	11	71	43	(112)	13
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	—	—
NET INCOME	11	71	43	(112)	13
Less: Net income attributable to noncontrolling interests	—	—	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO MERITOR, INC.	$11	$71	$41	$(112)	$11

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended December 31, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income	$11	$71	$43	$(112)	$13
Other comprehensive income (loss)	—	5	(11)	6	—
Total comprehensive income	11	76	32	(106)	13
Less: Comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Comprehensive income attributable to Meritor, Inc.	$11	$76	$30	$(106)	$11

Index
MERITOR, INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Sales
External	$—	$354	$537	$—	$891
Subsidiaries	—	34	17	(51)	—
Total sales	—	388	554	(51)	891
Cost of sales	(12)	(345)	(502)	51	(808)
GROSS MARGIN	(12)	43	52	—	83
Selling, general and administrative	(21)	(20)	(21)	—	(62)
Restructuring costs	—	(3)	(3)	—	(6)
Other operating expense	(1)	—	—	—	(1)
OPERATING INCOME (LOSS)	(34)	20	28	—	14
Other income (loss), net	(4)	—	4	—	—
Equity in earnings of affiliates	—	5	4	—	9
Interest income (expense), net	(37)	8	—	—	(29)
INCOME (LOSS) BEFORE INCOME TAXES	(75)	33	36	—	(6)
Provision for income taxes	—	(2)	(8)	—	(10)
Equity income from continuing operations of subsidiaries	59	23	—	(82)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	(16)	54	28	(82)	(16)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(5)	(4)	(4)	8	(5)
NET INCOME (LOSS)	(21)	50	24	(74)	(21)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO MERITOR, INC.	$(21)	$50	$24	$(74)	$(21)

MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended December 31, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
Net income (loss)	$(21)	$50	$24	$(74)	$(21)
Other comprehensive income (loss)	(2)	15	(18)	—	(5)
Total comprehensive income (loss)	(23)	65	6	(74)	(26)
Less: Comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Comprehensive income (loss) attributable to Meritor, Inc.	$(23)	$65	$5	$(74)	$(27)

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	December 31, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$120	$5	$175	$—	$300
Receivables trade and other, net	—	20	514	—	534
Inventories	—	170	262	—	432
Other current assets	5	18	34	—	57
TOTAL CURRENT ASSETS	125	213	985	—	1,323
NET PROPERTY	10	143	257	—	410
GOODWILL	—	277	159	—	436
OTHER ASSETS	74	137	117	—	328
INVESTMENTS IN SUBSIDIARIES	1,790	151	—	(1,941)	—
TOTAL ASSETS	$1,999	$921	$1,518	$(1,941)	$2,497
CURRENT LIABILITIES:
Short-term debt	$5	$6	$1	$—	$12
Accounts and notes payable	41	167	443	—	651
Other current liabilities	97	72	154	—	323
TOTAL CURRENT LIABILITIES	143	245	598	—	986
LONG-TERM DEBT	1,086	8	32	—	1,126
RETIREMENT BENEFITS	764	—	111	—	875
INTERCOMPANY PAYABLE (RECEIVABLE)	782	(1,396)	614	—	—
OTHER LIABILITIES	62	201	55	—	318
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(838)	1,863	78	(1,941)	(838)
NONCONTROLLING INTERESTS	—	—	30	—	30
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,999	$921	$1,518	$(1,941)	$2,497

Index
MERITOR, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)
(Unaudited)

	September 30, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$144	$6	$168	$—	$318
Receivables trade and other, net	1	24	571	—	596
Inventories	—	164	250	—	414
Other current assets	4	17	35	—	56
TOTAL CURRENT ASSETS	149	211	1,024	—	1,384
NET PROPERTY	10	145	262	—	417
GOODWILL	—	277	157	—	434
OTHER ASSETS	77	134	124	—	335
INVESTMENTS IN SUBSIDIARIES	1,718	109	—	(1,827)	—
TOTAL ASSETS	$1,954	$876	$1,567	$(1,827)	$2,570
CURRENT LIABILITIES:
Short-term debt	$5	$7	$1	$—	$13
Accounts and notes payable	51	199	444	—	694
Other current liabilities	95	76	168	—	339
TOTAL CURRENT LIABILITIES	151	282	613	—	1,046
LONG-TERM DEBT	1,088	8	29	—	1,125
RETIREMENT BENEFITS	775	—	111	—	886
INTERCOMPANY PAYABLE (RECEIVABLE)	723	(1,412)	689	—	—
OTHER LIABILITIES	67	204	64	—	335
EQUITY (DEFICIT) ATTRIBUTABLE TO MERITOR, INC.	(850)	1,794	33	(1,827)	(850)
NONCONTROLLING INTERESTS	—	—	28	—	28
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$1,954	$876	$1,567	$(1,827)	$2,570

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2013
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(16)	$5	$7	$—	$(4)
INVESTING ACTIVITIES
Capital expenditures	(1)	(5)	(6)	—	(12)
CASH USED FOR INVESTING ACTIVITIES	(1)	(5)	(6)	—	(12)
FINANCING ACTIVITIES
Repayment term loan	(4)	—	—	—	(4)
Intercompany advances	(3)	—	3	—	—
Other financing activities	—	(1)	4	—	3
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(7)	(1)	7	—	(1)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(1)	—	(1)
CHANGE IN CASH AND CASH EQUIVALENTS	(24)	(1)	7	—	(18)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	144	6	168	—	318
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120	$5	$175	$—	$300

Index
MERITOR, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended December 31, 2012
	Parent	Guarantors	Non- Guarantors	Elims	Consolidated
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(19)	$4	$(76)	$—	$(91)
INVESTING ACTIVITIES
Capital expenditures	(1)	(4)	(10)	—	(15)
CASH USED FOR INVESTING ACTIVITIES	(1)	(4)	(10)	—	(15)
FINANCING ACTIVITIES
Repayments of notes	(233)	—	—	—	(233)
Proceeds from debt issuance	225	—	—	—	225
Debt issuance costs	(5)	—	—	—	(5)
Intercompany advances	(20)	—	20	—	—
Other financing activities	—	1	—	—	1
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(33)	1	20	—	(12)
EFFECT OF CHANGES IN FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	—	—	—
CHANGE IN CASH AND CASH EQUIVALENTS	(53)	1	(66)	—	(118)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	91	3	163	—	257
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38	$4	$97	$—	$139

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. As of December 31, 2013 and September 30, 2013 respectively, parent only obligations included $792 million and $805 million of pension and retiree medical benefits (see Note 17). All debt is debt of the parent other than $47 million and $45 million at December 31, 2013 and September 30, 2013 respectively (see Note 15) and is primarily related to capital lease obligations and lines of credit. Cash dividends paid to the parent by subsidiaries and investments accounted for by the equity method were $5 million and $20 million for quarter ended December 31, 2013 and 2012, respectively.

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
1st Quarter Fiscal Year 2014 results
Our sales for the first quarter of fiscal year 2014 were $907 million, an increase compared to $891 million in the prior year. We experienced higher sales in our Commercial Truck & Industrial segment driven primarily by higher production volumes mainly in Europe and South America. Income from continuing operations in the first quarter of fiscal year 2014 was $11 million, or $0.11 per diluted share, compared to loss from continuing operations of $16 million, or $0.17 per diluted share, in the prior year. Net income for the first quarter of fiscal year 2014 was $11 million compared to net loss of $21 million in the prior year.
Adjusted EBITDA (see Non-GAAP Financial Measures below) for the first quarter of fiscal year 2014 was $70 million compared to $46 million in the prior year. Our Adjusted EBITDA margin in the first quarter of fiscal year 2014 was 7.7 percent compared to 5.2 percent in the same period a year ago. Total Adjusted EBITDA and Adjusted EBITDA margin increased compared to the prior year primarily as a result of certain pricing actions executed throughout calendar year 2013, reductions in material and structural costs, and higher sales in the first quarter of fiscal year 2014 .
Cash flows used by operating activities were $4 million in the first quarter of fiscal year 2014 compared to $91 million in the first quarter of the prior fiscal year. This improvement is primarily due to an increase in factored receivables, less cash used for working capital, and higher net income.
     Trends and Uncertainties
     Production Volumes
     The following table reflects estimated commercial truck production volumes for selected original equipment markets for the three months ended December 31, 2013 and 2012 based on available sources and management’s estimates.

	Three Months Ended December 31,		Percent
	2013	2012	Change
Estimated Commercial Truck production (in thousands)
North America, Heavy-Duty Trucks	60	57	5%
North America, Medium-Duty Trucks	52	45	16%
Western Europe, Heavy- and Medium-Duty Trucks	114	95	20%
South America, Heavy- and Medium-Duty Trucks	52	38	37%

During fiscal year 2014, we expect a slight increase in production volumes in North America compared to the levels experienced  in fiscal year 2013. We anticipate a slight decrease in production volumes in South America resulting from continued economic uncertainty during fiscal year 2014. In line with our expectations, in the first quarter of fiscal year 2014, production volumes in Europe ramped up in advance of the new commercial truck emission standard requirements. Although we expect volumes to be up slightly year-over-year, we anticipate a decline in production for the remainder of the year from first quarter levels and on a year-over-year basis. Production volumes in China are expected to remain unchanged during fiscal year 2014 compared to levels experienced in fiscal year 2013. We expect the market in India to be down another 8% in fiscal year 2014 given the current economic climate. There is no certainty as to if and when these volumes in the Asia-Pacific region will return to the levels previously experienced.

Sales for our primary military program were at their peak during the third quarter of fiscal year 2012 and began to wind down beginning in fiscal year 2013. The program is scheduled to terminate in 2015. We are working to secure our participation  in new military programs with various OEMs. However, failure to secure new military contracts could have a longer-term negative impact on our Commercial Truck and Industrial Segment. In addition, even if sales of our military programs do return to historical levels, the profitability on these sales could be lower than what we have recognized in recent periods.

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
NON-GAAP FINANCIAL MEASURES
In addition to the results reported in accordance with accounting principles generally accepted in the United States (GAAP), we have provided information regarding non-GAAP financial measures. These non-GAAP financial measures include Adjusted income (loss) from continuing operations, Adjusted diluted earnings (loss) per share from continuing operations, Adjusted EBITDA, Adjusted EBITDA margin, Free cash flow and Free cash flow from continuing operations before restructuring payments.

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

	Three Months Ended December 31,
	2013	2012
Adjusted income (loss) from continuing operations	$12	$(11)
Restructuring costs, net of tax	(1)	(5)
Income (loss) from continuing operations	$11	$(16)

Adjusted diluted earnings (loss) per share from continuing operations	$0.12	$(0.11)
Impact of adjustments on diluted earnings (loss) per share	(0.01)	(0.06)
Diluted earnings (loss) per share from continuing operations	$0.11	$(0.17)

MERITOR, INC.

Free cash flow and Free cash flow from continuing operations before restructuring payments are reconciled to cash flows used for operating activities below (in millions).

	Three Months Ended December 31,
	2013	2012
Cash used for operating activities – continuing operations	$(1)	$(81)
Capital expenditures – continuing operations	(12)	(15)
Free cash flow – continuing operations	(13)	(96)

Cash used for operating activities – discontinued operations	(3)	(10)
Free cash flow – discontinued operations	(3)	(10)
Free cash flow – total company	$(16)	$(106)

Free cash flow – continuing operations	$(13)	$(96)
Restructuring payments – continuing operations	3	5
Free cash flow from continuing operations before restructuring payments	$(10)	$(91)

MERITOR, INC.

   Adjusted EBITDA is reconciled to net income attributable to Meritor, Inc. in “Results of Operations” below.
Results of Operations
The following is a summary of our financial results is (in millions, except per share amounts):

	Three Months Ended December 31,
	2013	2012
SALES:
Commercial Truck & Industrial	$727	$715
Aftermarket & Trailer	208	203
Intersegment Sales	(28)	(27)
SALES	$907	$891
SEGMENT EBITDA:
Commercial Truck & Industrial	$53	$34
Aftermarket & Trailer	19	13
SEGMENT EBITDA	72	47
Unallocated legacy and corporate costs, net (1)	(2)	(1)
ADJUSTED EBITDA	70	46
Interest expense, net	(27)	(29)
Provision for income taxes	(10)	(10)
Depreciation and amortization	(16)	(16)
Noncontrolling interests	(2)	—
Loss on sale of receivables	(3)	(1)
Restructuring costs	(1)	(6)

INCOME (LOSS) FROM CONTINUING OPERATIONS, attributable to Meritor, Inc.	$11	$(16)
LOSS FROM DISCONTINUED OPERATIONS, net of tax, attributable to Meritor, Inc.	—	(5)
NET INCOME (LOSS) attributable to Meritor, Inc.	$11	$(21)
DILUTED EARNINGS (LOSS) PER SHARE attributable to Meritor, Inc.
Continuing operations	$0.11	$(0.17)
Discontinued operations	—	(0.05)
Diluted earnings (loss) per share	$0.11	$(0.22)
DILUTED AVERAGE COMMON SHARES OUTSTANDING	98.7	96.7

(1)
Unallocated legacy and corporate costs, net represent items that are not directly related to our business segments. These costs primarily include pension and retiree medical costs associated with recently sold businesses and other legacy costs for environmental and product liability.

MERITOR, INC.

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
   Sales
The following table reflects total company and business segment sales for the three months ended December 31, 2013 and 2012. The reconciliation is intended to reflect the trend in business segment sales and to illustrate the impact that changes in foreign currency exchange rates, volumes and other factors had on sales. Business segment sales include intersegment sales (in millions).

	Three months Ended				Dollar Change Due To
	December 31,		Dollar	%		Volume /
	2013	2012	Change	Change	Currency	Other
Sales:
Commercial Truck & Industrial	$727	$715	$12	2%	$(11)	$23
Aftermarket & Trailer	208	203	5	2%	3	2
Intersegment Sales	(28)	(27)	(1)	(4)%	(2)	1
TOTAL SALES	$907	$891	$16	2%	$(10)	$26
     Commercial Truck & Industrial sales were $727 million in the first three months of fiscal year 2014, up 2% percent compared to the first three months of fiscal year 2013. The increase was primarily due to higher commercial truck production in Europe, driven by pre-buy associated with the Euro 6 regulation impact. In addition, South America revenue was higher on a year-over-year basis as production volumes a year ago were still challenged following the Euro 5 emissions standards change. These increases were partially offset by a sales decrease in North America associated with the planned step down in volumes for the FMTV program and continued weakness in India compared to the prior year.
     Aftermarket & Trailer sales were $208 million in the first three months of fiscal year 2014, up 2% percent compared to the first three months of fiscal year 2013.
Cost of Sales and Gross Profit
     Cost of sales primarily represents materials, labor and overhead production costs associated with the company’s products and production facilities. Cost of sales for the three months ended December 31, 2013 was $804 million compared to $808 million in the prior year, representing a slight decrease of less than 1 percent. Total cost of sales was approximately 89 percent and 91 percent of sales for the three month periods ended December 31, 2013 and 2012, respectively.
     The following table summarizes significant factors contributing to the changes in costs of sales during the three months of fiscal year 2014 compared to the same period in the prior year (in millions):

Cost of Sales
Three months ended December 31, 2012	$808
Volume, mix and other, net	3
Foreign exchange	(7)
Three months ended December 31, 2013	$804
     Changes in the components of cost of sales year over year are summarized as follows (in millions):

Change in Cost of Sales
Higher (lower) material costs	$(10)
Higher (lower) labor and overhead costs	9
Other, net	(3)
Total change in costs of sales	$(4)

MERITOR, INC.

Material costs represent the majority of our cost of sales and include raw materials, composed primarily of steel and purchased components. Material costs for the three months ended December 31, 2013 decreased $10 million compared to the same period in the prior year primarily as a result of net material savings.
Labor and overhead costs increased $9 million compared to the same period in the prior year primarily as a result of higher volume.
Other, net decreased $3 million compared to the same period in the prior year. The decrease was primarily due to currency losses in our operations compared to the prior year.
Gross profit for the three months ended December 31, 2013 was $103 million compared to $83 million in the same period last year. Gross profit, as a percentage of sales, was 11.4 percent and 9.3 percent for the three months ended December 31, 2013 and 2012, respectively.
Other Income Statement Items
     Selling, general and administrative expenses for the three months ended December 31, 2013 and 2012 are summarized as follows (in millions):

	Three Months Ended		Three Months Ended
	December 31, 2013		December 31, 2012		Increase (Decrease)
SG&A	Amount	% of sales	Amount	% of sales
Loss on sale of receivables	$(3)	(0.3)%	$(1)	(0.1)%	$2	0.2pts
Short- and long-term variable
compensation	(6)	(0.7)%	(5)	(0.6)%	1	0.1pts
Long-term liability reduction	5	0.6%	—	—%	(5)	(0.6)pts
All other SG&A	(55)	(6.1)%	(56)	(6.2)%	(1)	(0.1)pts
Total SG&A	$(59)	(6.5)%	$(62)	(6.9)%	$(3)	(0.4)pts
    All other SG&A represents normal selling, general and administrative expense and decreased $1 million year over year.
    In the first quarter of fiscal year 2014, we executed a change to our long-term disability benefit plan reducing the duration for which we provide medical and dental benefits to individuals on long-term disability to be more consistent with market practices. This resulted in a $5 million reduction in the liability associated with these benefits.
Restructuring costs of $1 million were recorded during the three months ended December 31, 2013 compared to $6 million a year ago. Our Commercial Truck & Industrial segment recognized the majority of the restructuring costs in the first three months of fiscal year 2014 primarily related to employee severance costs. During the first quarter of fiscal year 2013, we recognized restructuring costs of $2 million in our Commercial Truck & Industrial segment related to employee severance costs. Our Aftermarket & Trailer segment recognized $4 million of restructuring cost during the first three months of fiscal year 2013 primarily related to the remanufacturing consolidation program.
     Operating income for the first three months of fiscal year 2014 was $42 million, compared to $14 million in the prior year. Key items affecting income are discussed above.
     Equity in earnings of affiliates was $8 million in the first three months of fiscal year 2014, compared to $9 million in the same period in the prior year. The decrease is primarily due to the sale of our ownership interest in the Suspensys joint venture in the fourth quarter of fiscal year 2013.
     Interest expense, net for the first three months of fiscal year 2014 was $27 million, compared to $29 million in the prior year. During the first quarter ended December 31, 2012, we repurchased approximately $245 million of $300 million principal amount of the 4.625 percent convertible notes due 2026. We recognized a $5 million loss on debt extinguishment associated with the repurchase. Excluding the impact of the debt extinguishment in the prior year, interest expense increased due to additional interest costs associated with debt securities issued during fiscal year 2013.
    Provision for income taxes was $10 million in the first three months of fiscal year 2014 and fiscal year 2013, respectively.
Income from continuing operations (before noncontrolling interests) for the first three months of fiscal year 2014 was $13 million, compared to loss of $16 million, in the prior year. The reasons for the increase are discussed above.

MERITOR, INC.

     Loss from discontinued operations, net of tax was $5 million for the three months ended December 31, 2012 primarily related changes in estimates and adjustments related to environmental remediation charges for previously divested businesses and indemnities provided at the time of sale.
     Net income attributable to Meritor, Inc. was $11 million for the first three months of fiscal year 2014 compared to a loss of $21 million in the first three months of fiscal year 2013. The various factors affecting net income are discussed above.
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
     The following table reflects Segment EBITDA and Segment EBITDA margins for the three months ended December 31, 2013 and 2012 (dollars in millions).

	Segment EBITDA			Segment EBITDA Margins
	December 31,			December 31,
	2013	2012	$ Change	2013	2012	Change
Commercial Truck & Industrial	$53	$34	$19	7.3%	4.8%	2.5pts
Aftermarket & Trailer	19	13	6	9.1%	6.4%	2.7pts
Segment EBITDA	$72	$47	$25	7.9%	5.3%	2.6pts

     Significant items impacting year-over-year Segment EBITDA include the following:

	Commercial Truck & Industrial	Aftermarket & Trailer	TOTAL
Segment EBITDA– three months ended December 31, 2012	$34	$13	$47
Lower earnings from unconsolidated affiliates	—	(1)	(1)
Foreign exchange - transaction and translation	(5)	2	(3)
Volume, mix, pricing and other, net	24	5	29
Segment EBITDA – three months ended December 31, 2013	$53	$19	$72

Commercial Truck & Industrial Segment EBITDA was $53 million in the first three months of fiscal year 2014, up $19 million compared to the same period in the prior year. Segment EBITDA margin increased to 7.3 percent compared to 4.8 percent in the prior year. Year-over-year reductions in material and structural costs and the favorable impact of higher revenue in Europe and South America more than offset the unfavorable impact of the planned step-down in our defense revenue.
     Aftermarket & Trailer Segment EBITDA was $19 million in the first three months of fiscal year 2014, up $6 million compared to the same period in the prior year. The increase in segment EBITDA margin was primarily due to pricing actions executed throughout calendar year 2013 and lower material and structural costs.

MERITOR, INC.

Financial Condition
Cash Flows (in millions)

	Three Months Ended December 31,
	2013	2012
OPERATING CASH FLOWS
Income (loss) from continuing operations	$13	$(16)
Depreciation and amortization	16	16
Restructuring costs	1	6
Loss on debt extinguishment	—	5
Equity in earnings of affiliates	(8)	(9)
Pension and retiree medical expense	10	10
Dividends received from equity method investments	5	3
Pension and retiree medical contributions	(9)	(15)
Restructuring payments	(3)	(5)
Increase in working capital	(85)	(98)
Changes in off-balance sheet accounts receivable factoring	81	33
Other, net	(22)	(11)
Cash flows used for continuing operations	(1)	(81)
Cash flows used for discontinued operations	(3)	(10)
CASH USED FOR OPERATING ACTIVITIES	$(4)	$(91)
     Cash used by operating activities for the first three months of fiscal year 2014 was $4 million compared to cash used by operating activities of $91 million in the same period of fiscal year 2013. The improvement is primarily due to an increase in factored receivables, less cash used for working capital and higher net income.

	Three Months Ended December 31,
	2013	2012
INVESTING CASH FLOWS
Capital expenditures	$(12)	$(15)
CASH USED FOR INVESTING ACTIVITIES	$(12)	$(15)
     Cash used for investing activities was $12 million in the first three months of fiscal year 2014 compared to $15 million in the same period a year ago. Capital expenditures cash flows decreased by $3 million in the three months of fiscal year 2014 compared to the same period of the prior year.

	Three Months Ended December 31,
	2013	2012
FINANCING CASH FLOWS
Repayment of notes and term loan	(4)	(233)
Proceeds from debt issuance	—	225
Debt issuance costs	—	(5)
Other financing activities	3	1
CASH USED BY FINANCING ACTIVITIES	$(1)	$(12)
     Cash used for financing activities was $1 million for the first three months of fiscal year 2014 compared to cash used by financing activities of $12 million for the first three months of fiscal year 2013. In December 2012, we issued $250 million of 7.875 percent convertible senior notes due 2026. Net proceeds from the issuance of these notes were used along with available cash to retire a portion of our outstanding 4.625 percent convertible senior notes due 2026. We incurred $5 million of issuance costs related to these transactions.

MERITOR, INC.

Liquidity
Our outstanding debt, net of discounts where applicable, is summarized as follows (in millions).

	December 31,	September 30,
	2013	2013
Fixed-rate debt securities	$606	$606
Fixed-rate convertible notes	482	482
Term loan	41	45
Lines of credit and other	48	46
Unamortized gain on interest rate swap termination	2	2
Unamortized discount on convertible notes	(41)	(43)
Total debt	$1,138	$1,138
Overview – Our principal operating and capital requirements are for working capital needs, capital expenditure requirements, debt service requirements, funding of pension and retiree medical costs, restructuring and product development programs. We expect fiscal year 2014 capital expenditures for our business segments to be in the range of $80 million to $90 million.
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
     In February 2012, we filed a shelf registration statement with the Securities and Exchange Commission, which was amended in November 2012, registering up to $750 million of debt and/or equity securities that may be offered in one or more series on terms to be determined at the time of sale. The amount remaining at December 31, 2013 is $475 million.
     We believe our current financing arrangements provide us with the financial flexibility required to maintain our operations and fund future growth, including actions required to improve our market share and further diversify our global operations, through the term of our revolving credit facility, which matures in April 2017.

MERITOR, INC.

     Sources of liquidity as of December 31, 2013, in addition to cash on hand, are as follows:

	Total Facility Size	Unused as of 12/31/13	Current Expiration
On-balance sheet arrangements:
Revolving credit facility(1)	$429	$429	April 2017(1)
Committed U.S. accounts receivable securitization(2)	100	100	June 2016
Total on-balance sheet arrangements	529	529
Off-balance sheet arrangements:(2)
Swedish Factoring Facility	205	—	June 2014
U.S. Factoring Facility	89	18	October 2014
U.K. Factoring Facility	34	22	February 2018
Italy Factoring Facility	41	23	June 2017
Other uncommitted factoring facilities	70	14	Various
Letter of credit facility	30	4	November 2015
Total off-balance sheet arrangements	469	81
Total available sources	$998	$610

(1)
The availability under the revolving credit facility is subject to a collateral test as discussed under “Revolving Credit Facility” below. On April 23, 2012, we entered into an agreement to amend and extend the revolving credit facility through April 2017. $14 million of the revolving credit facility matured in January 2014 for a bank not electing to extend its commitments. See further discussion below under “Revolving Credit Facility”.

(2)	Availability subject to adequate eligible accounts receivable available for sale.
Cash and Liquidity Needs – Our cash and liquidity needs have been affected by the level, variability and timing of our customers’ worldwide vehicle production and other factors outside of our control. At December 31, 2013, we had $300 million in cash and cash equivalents.
     Our availability under the revolving credit facility is subject to a collateral test and a priority debt to EBITDA ratio covenant, as defined in the agreement, which may limit our borrowings under the agreement as of each quarter end. As long as we are in compliance with this covenant as of the quarter end, we have full availability under the revolving credit facility every other day during the quarter. Our future liquidity is subject to a number of factors, including access to adequate funding under our revolving credit facility, vehicle production schedules and customer demand and access to other borrowing arrangements such as factoring or securitization facilities. Even taking into account these and other factors, management expects to have sufficient liquidity to fund our operating requirements through the term of our revolving credit facility. At December 31, 2013, the company was in compliance with all covenants under its credit agreement (see Note 15).
Debt Repurchase Program - On January 23, 2014, the Offering Committee of our Board of Directors approved a repurchase program for up to $100 million of any of our public debt securities (including without limitation convertible debt securities) from time to time through open market purchases or privately negotiated transactions or otherwise, until December 15, 2014.
Issuance of New Debt Securities - On May 31, 2013, we completed a public offering of debt securities consisting of the issuance of $275 million 8-year, 6.75 percent notes due June 15, 2021 (the "2021 Notes"). The 2021 Notes were offered and sold pursuant to our shelf registration statement. The proceeds from the sale of the 2021 notes, net of fees, were $269 million and were primarily used to repurchase $167 million of the company's outstanding $250 million 8.125 percent notes due 2015. The 2021 Notes constitute senior unsecured obligations of the company and rank equally in right of payment with its existing and future senior unsecured indebtedness, and effectively junior to existing and future secured indebtedness to the extent of the security therefor. They are guaranteed on a senior unsecured basis by each of the company's subsidiaries from time to time guaranteeing the senior secured credit facility. Prior to June 15, 2016, the company may redeem up to 35 percent of the aggregate principal amount of the 2021 Notes issued on the initial issue date with the net cash proceeds of certain public sales of common stock at a redemption price equal to 106.75 percent of the principal amount of the 2021 Notes to be redeemed, plus accrued and unpaid interest, if any, on the 2021 Notes to be redeemed. On or after June 15, 2016, 2017, 2018, and 2019 the company has the option to redeem the 2021 Notes, in whole or in part, at the redemption price of 105.063 percent, 103.375 percent, 101.688 percent, and 100.000 percent, respectively.

MERITOR, INC.

 If a Change of Control (as defined in the indenture under which the 2021 Notes were issued) occurs, unless the company has exercised its right to redeem the securities, each holder of the 2021 Notes may require the company to repurchase some or all of such holder's securities at a purchase price equal to 101 percent of the principal amount, plus accrued and unpaid interest.
Repurchase of 2015 Notes - On June 5, 2013, we completed the cash tender offer for our 8.125 percent notes due 2015. These notes were repurchased at approximately 114 percent of their principal amount. The repurchase of $167 million of 8.125 percent notes was accounted for as an extinguishment of debt and, accordingly, we recognized a net loss on debt extinguishment of $19 million, which is included in interest expense, net in the consolidated statement of operations.
Revolving Credit Facility – On April 23, 2012, we amended and restated our revolving credit facility. Pursuant to the revolving credit agreement as amended, we have a $429 million revolving credit facility, $14 million of which matured in January 2014 for a bank not electing to extend its commitments under the revolving credit facility and the remaining $415 million of which matures in April 2017. The availability under this facility is dependent upon various factors, including principally performance against certain financial covenants.
No borrowings were outstanding under the revolving credit facility at December 31, 2013 and September 30, 2013. The amended and extended revolving credit facility includes $100 million of availability for the issuance of letters of credit. No letters of credit were outstanding on December 31, 2013 and September 30, 2013. At certain times during any given month, we could draw on our revolving credit facility to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay borrowing under the facility. Accordingly, during any given month, we may draw down on this facility in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.
  The availability under the revolving credit facility is subject to certain financial covenants based on (i) the ratio of our priority debt (consisting principally of amounts outstanding under the revolving credit facility, U.S. accounts receivable securitization and factoring programs, and third-party non-working capital foreign debt) to EBITDA and (ii) the amount of annual capital expenditures. We are required to maintain a total priority-debt-to-EBITDA ratio, as defined in the agreement, of (i) 2.50 to 1.00 as of the last day of the fiscal quarter commencing with the fiscal quarter ending on or about March 31, 2012 through and including the fiscal quarter ending on or about September 30, 2012, (ii) 2.25 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending on or about December 31, 2012 through and including the fiscal quarter ending on or about September 30, 2013, and (iii) 2.00 to 1.00 as of the last day of each fiscal quarter thereafter. At December 31, 2013, we were in compliance with all covenants under the revolving credit agreement with a ratio of approximately 0.52x for the priority debt-to-EBITDA covenant.
     Availability under the revolving credit facility is also subject to a collateral test, pursuant to which borrowings on the revolving credit facility cannot exceed 1.0x the collateral test value. The collateral test is performed on a quarterly basis. At December 31, 2013, the revolving credit facility was collateralized by approximately $573 million of the company's assets, primarily consisting of eligible domestic U.S. accounts receivable, inventory, plant, property and equipment, intellectual property and the company's investment in all or a portion of certain of its wholly-owned subsidiaries.
Borrowings under the revolving credit facility are subject to interest based on quoted LIBOR rates plus a margin, and a commitment fee on undrawn amounts, both of which are based upon our current corporate credit rating for the senior secured facilities. At December 31, 2013, the margin over LIBOR rate was 425 basis points and the commitment fee was 50 basis points. Overnight revolving credit loans are at the prime rate plus a margin of 325 basis points.
Certain of the company's subsidiaries, as defined in the revolving credit agreement, irrevocably and unconditionally guarantee amounts outstanding under the revolving credit facility. Similar subsidiary guarantees are provided for the benefit of the holders of the publicly-held notes outstanding under the company's indentures, including the 2021, and the 7.875 percent convertible notes issued in December 2012 (see Note 15 to the consolidated financial statements).
Term Loan – As part of the amendment and restatement of the revolving credit facility, on April 23, 2012 we also entered into a $100 million term loan agreement with a maturity date of April 23, 2017. On December 27, 2013, we prepaid the principal balance on our term loan by $4 million. The remaining term loan balance will amortize over the next three years in annual payments of $3 million, $5 million and $5 million, respectively, with a $28 million principal payment due in fiscal year 2017. Principal payments will be made on a quarterly basis for the duration of the term loan. As of December 31, 2013, the margin over LIBOR rate was 425 basis points. We may prepay the term loan at any time without penalty or premium. At December 31, 2013, the outstanding balance on the term loan was $41 million.
Convertible Securities – In December 2012, we issued $250 million of 7.875 percent convertible senior notes due 2026 (the “2013 Convertible Notes”) and used the proceeds thereof primarily to repurchase outstanding convertible notes. The 2013 Convertible Notes were sold by us to qualified institutional buyers in a private placement exempt from the registration requirements of the Securities Act of 1933. The 2013 Convertible Notes have an initial principal amount of $900 per note and will accrete to $1,000 per note on December 1, 2020. Net proceeds received, after issuance costs and discounts, were approximately $220 million.

MERITOR, INC.

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
U.S. Securitization Program – We have a $100 million U.S. accounts receivables securitization facility. On June 21, 2013 the company entered into a one-year extension of the facility expiration date to June 18, 2016. On October 11, 2013, the company entered into an amendment whereby Market Street Funding, LLC assigned its purchase commitment to PNC Bank, National Association (PNC). This program is provided by PNC, as Administrator and Purchaser, and the other Purchasers and Purchaser Agents from time to time (participating lenders), which are party to the agreement. Under this program, we have the ability to sell an undivided percentage ownership interest in substantially all of our trade receivables (excluding the receivables due from AB Volvo and subsidiaries eligible for sale under the U.S. Factoring Facility) of certain U.S. subsidiaries to ArvinMeritor Receivables Corporation (ARC), a wholly-owned, special purpose subsidiary. ARC funds these purchases with borrowings from participating lenders under a loan agreement. This program also includes a letter of credit facility pursuant to which ARC may request the issuance of letters of credit issued for our U.S. subsidiaries (originators) or their designees, which when issued will constitute a utilization of the facility for the amount of letters of credit issued. Amounts outstanding under this agreement are collateralized by eligible receivables purchased by ARC and are reported as short-term debt in the consolidated balance sheet. At both December 31, 2013 and September 30, 2013, no amounts, including letters of credit, were outstanding under this program. This program contains a financial covenant related to our priority-debt-to-EBITDA ratio, which is identical to the corresponding covenant in our revolving credit facility as it exists on the date of the agreement. In addition, this securitization program contains a cross default to our revolving credit facility. At certain times during any given month, we may sell eligible accounts receivable under this program to fund intra-month working capital needs. In such months, we would then typically utilize the cash we receive from our customers throughout the month to repay the borrowings under the program. Accordingly, during any given month, we may borrow under this program in amounts exceeding the amounts shown as outstanding at fiscal quarter ends.

MERITOR, INC.

Capital Leases – On March 20, 2012, we entered into an arrangement to finance equipment acquisitions at our various U.S. locations. Under this arrangement, we can request financing from GE Capital Commercial, Inc. (GE Capital) for progress payments for equipment under construction, not to exceed $10 million at any point in time. The financing rate is equal to the 30-day LIBOR plus 575 basis points per annum. Under this arrangement, we can also enter into lease arrangements with GE Capital for completed equipment. The lease term is 60 months and the lease interest rate is equal to the 5-year Swap Rate published by the Federal Reserve Board plus 564 basis points. As of December 31, 2013 and September 30, 2013, we had $27 million and $28 million, respectively, outstanding under these and other capital arrangements.
Other – One of our consolidated joint ventures in China participates in a bills of exchange program to settle its obligations with its trade suppliers. These programs are common in China and generally require the participation of local banks. Under these programs, our joint venture issues notes payable through the participating banks to its trade suppliers. If the issued notes payable remain unpaid on their respective due dates, this could constitute an event of default under the company’s revolving credit facility if the defaulted amount were to exceed $35 million. As of December 31, 2013 and September 30, 2013, we had $16 million and $21 million, respectively, outstanding under this program.
Credit Ratings – At December 31, 2013, Standard & Poor’s corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company are B, BB- and B-, respectively. Moody’s Investors Service corporate credit rating, senior secured credit rating, and senior unsecured credit rating for our company are B2, Ba2 and B3, respectively. Any lowering of our credit ratings could increase our cost of future borrowings and could reduce our access to capital markets and result in lower trading prices for our securities.
Off-Balance Sheet Arrangements
     Accounts Receivable Factoring Arrangements – We participate in accounts receivable factoring programs with total amounts utilized at December 31, 2013, of approximately $383 million, of which $297 million was attributable to committed factoring facilities involving the sale of AB Volvo accounts receivables. The remaining amount of $86 million was related to factoring by certain of our European and Brazilian subsidiaries under uncommitted factoring facilities with financial institutions. The receivables under these programs are sold at face value and are excluded from the consolidated balance sheet. Total facility size, unused amounts and expiration dates for each of these programs are shown in the table above under "Overview."
The Swedish and U.S. factoring facilities are backed by 364-day liquidity commitments from Nordea Bank which were renewed through October 2014. Commitments under all of our factoring facilities are subject to standard terms and conditions for these types of arrangements (including, in case of the U.K., Italy, and Brazil commitments, a sole discretion clause whereby the bank retains the right to not purchase receivables, which has not been invoked since the inception of the respective programs).
Since many of our accounts receivable factoring programs support our working capital requirements in Europe, we are monitoring developments with respect to the European monetary union. If the European monetary union were to dissolve and we were unable to renegotiate our European factoring agreements or find alternative sources of funding it could have a material adverse effect on our liquidity.
     Letter of Credit Facilities – We entered into a five-year credit agreement dated as of November 18, 2010 with Citicorp USA, Inc., as administrative agent and issuing bank, the other lenders party thereto and the Bank of New York Mellon, as paying agent. Under the terms of this credit agreement, as amended, we have the right to obtain the issuance, renewal, extension and increase of letters of credit up to an aggregate availability of $30 million. This facility contains covenants and events of default generally similar to those existing in our public debt indentures. At December 31, 2013 and September 30, 2013, we had $26 million and $27 million, respectively, of letters of credit outstanding under this facility. In addition, we had another $10 million and $9 million of letters of credit outstanding through other letter of credit facilities at December 31, 2013 and September 30, 2013, respectively.
Contingencies
Contingencies related to environmental, asbestos and other matters are discussed in Note 18 of the Notes to Condensed Consolidated Financial Statements.

MERITOR, INC.

New Accounting Pronouncements
Accounting standards implemented during fiscal year 2014
In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We have adopted this guidance effective with our first quarter of fiscal year 2014 within Note 16.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires that reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income be presented on the financial statements or in a note to the financial statements. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. We have adopted this guidance effective with our first quarter of fiscal year 2014 within Note 19.
In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 eliminates the option of presenting unrecognized tax benefits as a liability or as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward. An unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 with early adoption permitted. We have adopted this guidance effective with our first quarter of fiscal year 2014. The adoption of ASU 2013-11 did not affect our consolidated statement of financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.
     As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into U.S. dollars for purposes of our consolidated financial statements. As a result, appreciation of the U.S. dollar against these foreign currencies generally will have a negative impact on our reported revenues and operating income while depreciation of the U.S. dollar against these foreign currencies will generally have a positive effect on reported revenues and operating income. For the first quarters of fiscal year 2014 and 2013, our reported financial results have been adversely affected by the appreciation of the U.S. dollar against the change in foreign currencies throughout the period.
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
     We generally have not hedged against our foreign currency exposure related to translations to U.S. dollars of our financial results denominated in foreign currencies. However, in the fourth quarter of fiscal years 2011 and 2010, due to the volatility of the Brazilian real as compared to the U.S. dollar, we entered into foreign currency option contracts to reduce volatility in the translation of Brazilian real earnings to U.S. dollars. Gains and losses on these option contracts were recorded in other income (expense), net, in the consolidated statement of operations, generally reducing the exposure to translation volatility during a full-year period. There were no option contracts outstanding at December 31, 2013.

MERITOR, INC.

Interest rate risk relates to the gain/increase or loss/decrease we could incur in our debt balances and interest expense. To manage this risk, we enter into interest rate swaps from time to time to economically convert portions of our fixed-rate debt into floating rate exposure, ensuring that the sensitivity of the economic value of debt falls within our corporate risk tolerances. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes. In the fourth quarter of fiscal year 2012, we entered into a four-year interest rate swap arrangement whereby we convert the variable interest rate on our term-loan expressed as LIBOR-rate into a variable interest rate based on U.S. federal funds rate. The notional amount of the arrangement is $50 million, which is approximately 122 percent of the amount outstanding under our term loan. The arrangement does not meet the hedge accounting requirements; therefore, the mark-to-market adjustments related to the fair value of derivative are recorded as interest expense in the consolidated statement of operations.
Included below is a sensitivity analyses to measure the potential gain (loss) in the fair value of financial instruments with exposure to market risk. The model assumes a 10 percent hypothetical change (increase or decrease) in exchange rates and instantaneous, parallel shifts of 50 basis points in interest rates.
Market Risk

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Increase (Decrease) in
Foreign Currency Sensitivity:
Forward contracts in USD(1)	$(1.7)	$1.7	Fair Value
Forward contracts in Euro(1)	(2.7)	2.7	Fair Value
Foreign currency denominated debt	3.2	(3.2)	Fair Value
	Assuming a 50 BPS Increase in Rates	Assuming a 50 BPS Decrease in Rates	Increase (Decrease) in
Interest Rate Sensitivity:
Debt - fixed rate	$(40.2)	$42.1	Fair Value
Debt – variable rate(2)	(0.2)	0.2	Cash flow
Interest rate swaps	—	—	Fair Value

(1)
Includes only the risk related to the derivative instruments and does not include the risk related to the underlying exposure. The analysis assumes overall derivative instruments and debt levels remain unchanged for each hypothetical scenario.

At December 31, 2013, a 10% decrease in quoted currency exchange rates would result in a potential loss of approximately $3.2 million in foreign currency denominated debt.
At December 31, 2013, the fair value of outstanding debt was approximately $1,335 million. A 50 basis points decrease in quoted interest rates would result in an increase in the fair value of fixed rate debt by approximately $42 million.

(2)	Includes domestic and foreign debt.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
     In connection with the rule, the company continues to review and document its disclosure controls and procedures, including the company’s internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and ensuring that the company’s systems evolve with the business.

MERITOR, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth in this Quarterly Report under Note 18 “Contingencies,” there have been no material developments in legal proceedings involving the company or its subsidiaries since those reported in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Item 1A. Risk Factors
     There have been no material changes in risk factors involving the company or its subsidiaries from those previously disclosed in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer repurchases
     The independent trustee of our 401(k) plans purchases shares in the open market to fund investments by employees in our common stock, one of the investment options available under such plans, and any matching contributions in company stock we provide under certain of such plans. In addition, our stock incentive plans permit payment of an option exercise price by means of cashless exercise through a broker and permit the satisfaction of the minimum statutory tax obligations upon exercise of options and the vesting of restricted stock units through stock withholding. However, the company does not believe such purchases or transactions are issuer repurchases for the purposes of this Item 2 of Part II of this Report on Form 10-Q. In addition, our stock incentive plans also permit the satisfaction of tax obligations upon the vesting of restricted stock through stock withholding. There were no shares withheld in the first quarter of fiscal 2014.

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
10-a
Amendment No. 4 dated as of October 29, 2013 to the Receivables Purchase Agreement dated as of October 29, 2010, as amended (as so amended, the “Receivables Purchase Agreement), with an affiliate of Nordea Bank AB known as Viking Asset Purchaser No. 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey, as Purchaser (“Viking”), and Citicorp Trustee Company Limited, as Programme Trustee, filed as Exhibit 10-m-18 to Meritor's Annual Report on Form 10-K for the fiscal year ended September 30, 2013, is incorporated by reference.

10-b
First Amendment dated June 24, 2013 to the Quota Purchase and Sale Agreement dated as of April 29, 2013 among Meritor Heavy Vehicle Systems, LLC, Meritor Do Brasil Sistemas Automotivos LTDA. and Randon S.A. Implementos E Participcoes.*

10-c
Amendment No. 1 dated as of November 27, 2013, to the Receivables Purchase Agreement dated as of June 28, 2011 among Meritor HVS AB, as Seller, Viking Asset Purchaser No. 7 IC, an incorporated cell of Viking Global Finance ICC, an incorporated cell company incorporated under the laws of Jersey, as Purchaser, and Citicorp Trustee Company Limited, as Programme Trustee.*

12	Computation of ratio of earnings to fixed charges*
23	Consent of Bates White LLC*
31-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act*
31-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act*
32-a	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350*
32-b	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350*
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

* Filed herewith.

MERITOR, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERITOR, INC.

Date:	January 30, 2014	By:	/s/	Vernon G. Baker, II
Vernon G. Baker, II
Senior Vice President and General Counsel
(For the registrant)

Date:	January 30, 2014	By:	/s/	Kevin A. Nowlan
Kevin A. Nowlan
Senior Vice President and Chief Financial Officer